Form 10-Q
period 2000-09-30
CIPHERGEN BIOSYSTEMS INC
filed 2000-11-14
CIK 926617

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                        Commission file number: 000-31617


                           CIPHERGEN BIOSYSTEMS, INC.
             (Exact name of registrant as specified in its charter)


            DELAWARE                                         33-0595156
   (State or other jurisdiction                           (I.R.S. Employer
 of incorporation of organization)                       Identification Number)

6611 DUMBARTON CIRCLE, FREMONT, CALIFORNIA                      94555
 (Address of principal executive offices)                     (ZIP Code)


Registrant's telephone number, including area code:          510-505-2100



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes    No X*
                                      ---   ---

* Registrant has been subject to such filing requirements since September 28, 2000, the effective date of its Registration Statement on Form S-1, and has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 since such date.

Number of shares of common stock, $0.001 par value, outstanding as of October 31, 2000: 26,729,889

                           CIPHERGEN BIOSYSTEMS, INC.

                               INDEX FOR FORM 10-Q

                               SEPTEMBER 30, 2000


                                                                                              PAGE
                                                                                             NUMBER
PART I                     FINANCIAL INFORMATION.................................................3

Item 1.                    Financial Statements and Notes........................................3

                           Unaudited Condensed Consolidated Balance Sheets as of September 30,
                           2000 and December 31, 1999............................................3

                           Unaudited Condensed Consolidated Statements of Operations for the
                           three and nine months ended September 30, 2000 and September 30, 1999.4

                           Unaudited Condensed Consolidated Statements of Cash Flows for the
                           nine months ended September 30, 2000 and September 30, 1999...........5

                           Notes to Unaudited Condensed Consolidated Financial Statements........6

Item 2.                    Management's Discussion and Analysis of Financial
                           Condition and Results of Operations...................................8

Item 3.                    Quantitative and Qualitative Disclosures about Market Risk...........12


PART II                    OTHER INFORMATION....................................................13

Item 1.                    Legal Proceedings....................................................13

Item 2.                    Changes in Securities and Use of Proceeds............................13

Item 3.                    Defaults Upon Senior Securities......................................14

Item 4.                    Submission of Matters to a Vote of Security Holders..................14

Item 5.                    Other Information....................................................14

Item 6.                    Exhibits and Reports on Form 8-K.....................................14


SIGNATURES......................................................................................15


EXHIBITS........................................................................................16

PART I       FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS AND NOTES

                           CIPHERGEN BIOSYSTEMS, INC.


                  UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                                       December 31,                        September 30,
                                                                           1999                                2000
                                                                     ----------------                    -----------------
ASSETS

Current assets:
  Cash and cash equivalents                                               $    2,799                        $  18,010
  Receivable from underwriters                                                     -                           81,840
  Accounts receivable, net                                                       680                            2,284
  Accounts receivable from related parties                                       318                              140
  Inventories, net                                                               722                            1,412
  Prepaid expenses and other current assets                                      322                              205
                                                                     -----------------                   ------------------
       Total current assets                                                    4,841                          103,891

Property and equipment, net                                                      867                            4,570
Goodwill and other intangible assets                                             697                              455
Notes receivable from related parties                                            261                              284
Investment in joint venture                                                      156                                5
Other long-term assets                                                            22                              254
                                                                     -----------------                   ------------------
       Total assets                                                       $    6,844                        $ 109,459
                                                                     =================                   ==================


LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable                                                        $      728                        $   1,158
  Accounts payable to related party                                               42                               12
  Accrued liabilities                                                            931                            2,379
  Deferred revenue                                                               161                              476
  Deferred revenue from related parties                                          134                              113
  Current portion of capital lease obligations                                   121                              243
  Current portion of long-term debt                                              366                              221
  Line of credit                                                                 825                                -
                                                                     -----------------                   ------------------
       Total current liabilities                                               3,308                            4,602

Capital lease obligations, net of current portion                                184                              357
Long-term debt, net of current portion                                           299                              157
Deferred revenue                                                                  45                              121
Deferred revenue from related parties                                            252                              228
                                                                     -----------------                   ------------------
        Total liabilities                                                      4,088                            5,465
                                                                     -----------------                   ------------------
Contingencies (Note 5)
  Convertible preferred stock                                                 25,339                                -
                                                                     -----------------                   ------------------
  Preferred stock warrants                                                       355                                -
                                                                     -----------------                   ------------------
Stockholders' equity (deficit):
  Common stock                                                                     6                               26
  Additional paid-in capital                                                   9,816                          191,532
  Notes receivable from stockholders                                            (488)                          (1,294)
  Deferred stock compensation                                                 (3,687)                         (15,039)
  Accumulated other comprehensive income                                           -                              (37)
  Accumulated deficit                                                        (28,585)                         (71,194)
                                                                     -----------------                   ------------------
Total stockholders' equity (deficit)                                         (22,938)                         103,994
                                                                     -----------------                   ------------------

Total liabilities, convertible preferred stock
 and stockholders' equity (deficit)                                       $    6,844                        $ 109,459
                                                                     =================                   ==================


         See notes to condensed consolidated financial statements.

                           CIPHERGEN BIOSYSTEMS, INC.

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)



                                                           Three Months Ended                   Nine Months Ended
                                                             September 30,                        September 30,
                                                     -------------------------------      -------------------------------
                                                           1999           2000                  1999             2000
                                                     -------------   --------------        -------------    -------------
Revenue:
  Product revenue                                        $   969          $ 2,013              $ 2,753         $  5,200
  Revenue from related parties                               292              325                  297              778
                                                     -------------   --------------        -------------    -------------
       Total revenue                                       1,261            2,338                3,050            5,978
Cost of revenue:
  Product revenue                                            241              819                  931            2,035
  Revenue from related parties                               179              212                  181              508
                                                     -------------   --------------        -------------    -------------
       Total cost of revenue                                 420            1,031                1,112            2,543
                                                     -------------   --------------        -------------    -------------
       Gross profit                                          841            1,307                1,938            3,435

Operating expenses:
  Research and development                                   714            1,992                2,238            4,868
  Sales and marketing                                      1,324            2,651                3,740            6,204
  General and administrative                                 635            2,903                1,803            8,093
  Amortization of intangible assets                           91               76                  274              243
                                                     -------------   --------------        -------------    -------------
       Total operating expenses                            2,764            7,622                8,055           19,408
                                                     -------------   --------------        -------------    -------------

Loss from operations                                      (1,923)          (6,315)              (6,117)         (15,973)

Interest and other income (expense), net                     (29)             144                  (59)             592
                                                     -------------   --------------        -------------    -------------
Net loss                                                  (1,952)          (6,171)              (6,176)         (15,381)
Dividend related to beneficial conversion
  feature of preferred stock                                   -                -                    -          (27,228)
                                                     -------------   --------------        -------------    -------------
Net loss attributable to common
  stockholders                                           $(1,952)         $(6,171)             $(6,176)       $ (42,609)
                                                     =============   ==============        =============    =============

Basic and diluted net loss per share                     $ (0.31)         $ (0.89)             $ (0.97)       $   (6.36)
                                                     =============   ==============        =============    =============

Shares used in computing
   basic and diluted net loss per share
   attributable to common stockholders                     6,337            6,936                6,338            6,704



         See notes to condensed consolidated financial statements.

                           CIPHERGEN BIOSYSTEMS, INC.

             UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                       Nine Months Ended
                                                                                         September 30,
                                                                             ---------------------------------------
                                                                                     1999                 2000
                                                                                ---------------      ----------------
       CASH FLOWS FROM OPERATING ACTIVITIES:
       Net loss                                                                       $(6,176)             $(15,381)
       Adjustments to reconcile net loss to net cash
         provided by (used in) operating activities:
       Depreciation and amortization                                                      708                   858
       Common stock issued for services                                                    11                     7
       Preferred stock issued for services                                                  -                   378
       Amortization of deferred compensation and accelerated
         vesting of stock options                                                         862                 7,204
       Amortization of debt discount                                                      (14)                    4
       Equity in net loss of joint venture                                                154                   151
       Provision for obsolete inventory                                                     -                    51
       Loss on disposal of fixed assets                                                    56                   172
       Provision for doubtful accounts                                                     45                    45
       Provision for warranty costs                                                        10                   106
       Foreign currency translation adjustment                                              -                   (37)
       Changes in operating assets and liabilities:
          Accounts receivable                                                              31                (1,293)
          Accounts receivable from related parties                                        379                  (178)
          Inventories                                                                      87                  (741)
          Prepaid and other current assets                                                 72                  (711)
          Other long-term assets                                                          (20)                 (232)
          Accounts payable and accrued liabilities                                        (95)                1,772
          Accounts payable to related parties                                            (358)                  (30)
          Deferred revenue                                                                (72)                  391
          Deferred revenue from related parties                                           386                   (45)
                                                                                ---------------      ----------------

               Net cash used in operating activities                                   (3,934)               (7,509)
                                                                                ---------------      ----------------

       CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchase of property and equipment                                                (414)               (4,055)
       Issuance of notes receivable to related parties                                    (11)                  (23)
       Investment in joint venture                                                       (315)                    -
                                                                                ---------------      ----------------

               Net cash used in investing activities                                     (740)               (4,078)
                                                                                ---------------      ----------------

       CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from issuance of common stock, net                                          -                  (349)
       Exercise of common stock options                                                    28                   439
       Repayment of stockholder loan                                                        -                    65
       Proceeds from issuance of preferred stock, net                                   1,019                26,894
       Exercise of preferred stock warrants                                                 -                 1,006
       Principal payments on capital lease obligations                                    (46)                 (141)
       Proceeds from long-term debt                                                       467                     -
       Repayments of long-term debt                                                      (356)                 (291)
       Borrowings under line of credit                                                  1,504                   285
       Payments under line of credit                                                     (941)               (1,110)
                                                                                ---------------      ----------------

       Net cash provided by financing activities                                        1,675                26,798
                                                                                ---------------      ----------------

       Net increase (decrease) in cash and cash equivalents                            (2,999)               15,211
       Cash and cash equivalents, beginning of period                                   7,002                 2,799
                                                                                ---------------      ----------------
       Cash and cash equivalents, end of period                                       $ 4,003              $ 18,010
                                                                                ===============      ================

       SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
       Interest paid                                                                      110                   109

       SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING
       ACTIVITIES:
       Acquisition of property and equipment under capital leases                         142                   436
       Common stock issued in exchange for notes receivable                               327                   892
       Repurchase of common stock for cancellation of notes receivable                     85                    20
       Dividend related to beneficial conversion feature                                    -                27,228
       Issuance of warrants in connection with Series E Preferred Stock                     -                   214
       Deferred stock-based compensation recognized on option grants                    2,349                18,555
       Initial public offering proceeds receivable after deducting underwriters
          discounts and commissions                                                         -                81,840
       Conversion of preferred stock to common                                              -                53,981


         See notes to condensed consolidated financial statements.

                           CIPHERGEN BIOSYSTEMS, INC.

           NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2000


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BASIS OF PRESENTATION

Ciphergen Biosystems, Inc. (the "Company") develops, manufactures and sells ProteinChip-Registered Trademark- Systems, which consist of disposable ProteinChip Arrays, ProteinChip Readers and ProteinChip Software for life science researchers. These products are sold primarily to biologists at pharmaceutical and biotechnology companies, and academic and government research laboratories.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the interim periods shown herein are not necessarily indicative of operating results for the entire year.

The accompanying condensed consolidated financial statements include the accounts of the Company and its four wholly-owned subsidiaries. All intercompany transactions have been eliminated in consolidation. The Company reports its minority ownership interest in Ciphergen Biosystems, K.K., a joint venture, using the equity method of accounting. Intercompany profits have been eliminated in the consolidated financial statements.

This unaudited financial data should be read in conjunction with the financial statements and footnotes contained in the Company's Registration Statement on Form S-1 filed on September 29, 2000.

REVENUE RECOGNITION

The Company recognizes revenue in accordance with Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." Revenue from product sales is recognized upon product shipment provided no significant obligations remain and collections of the receivables are deemed probable. The Company recognizes revenue for ongoing customer service contracts ratably over the period of the service contract. Payments for service contracts are generally made in advance and are non-refundable. Licensing product and distribution rights are recognized ratably over the term of such agreements.

STOCK-BASED COMPENSATION

The Company accounts for its stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees" and complies with the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." Under APB 25, unearned compensation expense is based on the difference, if any, on the date of the grant, between the fair value of the Company's stock and the exercise price. Unearned compensation is amortized and expensed in accordance with Financial Accounting Standards Board Interpretation No. 28. The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issue Task

Force No. 96-18, "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services."

NOTE 2.  INVENTORIES

Inventories consisted of the following (in thousands):

                                       December 31,   September 30,
                                           1999           2000
                                       -------------  -------------
Raw materials.........................   $  471         $  657
Work in process.......................      102            425
Finished goods........................      149            330
                                         ------         ------
                                         $  722         $1,412
                                         ======         ======

NOTE 3.  NET LOSS PER SHARE

Basic earnings (loss) per share is calculated using the weighted average number of common shares outstanding during the period. Because the Company is in a net loss position, diluted earnings per share is calculated using the weighted average number of common shares outstanding and excludes the effects of potential common shares which are antidilutive. Potential common shares include common stock subject to repurchase and incremental shares of common stock issuable upon the exercise of stock options and warrants. Had the Company been profitable, diluted earnings per share would have included the shares used in the computation of basic net loss per share as well as an additional 15.6 million and 10.1 million shares for the third quarters of 2000 and 1999, respectively, related to potential common shares not included above.

NOTE 4.  INITIAL PUBLIC OFFERING

On September 28, 2000 the Company sold 5.5 million shares of common stock in its initial public offering, raising proceeds of $81.8 million, net of underwriting discounts and commissions, but before other offering expenses. Immediately prior to the effective date of the offering, all of the convertible preferred stock outstanding was automatically converted into common stock at a one-to-one ratio, and then a 0.43-for-1 reverse stock split of all common stock was effected. All common and preferred shares, options, warrants and per share amounts in the accompanying condensed consolidated financial statements have been adjusted retroactively to reflect the stock split.

On October 2, 2000 the Company sold an additional 825,000 shares of common stock in connection with the exercise of an over-allotment option granted to the underwriters and received proceeds, net of underwriting discounts and commissions, of approximately $12.3 million.

The Company received the proceeds from its initial public offering, including the exercise of the over-allotment option, on October 3, 2000. The accompanying financial statements reflect the amount receivable from the underwriters for 5.5 million shares, but do not include the amount receivable from the October 2, 2000 exercise of the over-allotment option of 825,000 shares.

NOTE 5.  CONTINGENCIES

We currently are a party to the following legal proceedings:

CIPHERGEN BIOSYSTEMS, INC., CIPHERGEN TECHNOLOGIES, INC. AND ILLUMESYS PACIFIC, INC., V. MOLECULAR ANALYTICAL SYSTEMS, INC. AND LUMICYTE, INC. We instituted the proceeding against Molecular Analytical Systems, Inc. and LumiCyte, Inc., or the Defendants, on July 12, 2000 in the Superior Court of the State of California for the County of Santa Clara, case number CV791094. Defendant Molecular Analytical Systems, Inc., or MAS, notified us by letter that we had allegedly committed a material breach of certain Technology Transfer Agreements between MAS and us relating to SELDI technology, and threatened to terminate those agreements unless we cure the alleged breach. In particular, MAS has claimed that certain of our business activities, including our continued marketing and sale of SELDI information and services to research laboratories and other customers, are a material breach of the Technology Transfer Agreements. More specifically, MAS objects to the operation of our Biomarker Discovery Centers and to the sale of SELDI-derived software that is not part of our ProteinChip Systems. The originally filed claims in the lawsuit seek a declaration from the court that our activities do not constitute a material breach, an injunction preventing MAS from terminating the licenses provided by the agreements and other relief. On July 21, 2000, the Defendants removed the proceeding to the United States District Court for the Northern District of California, case number C00-02628. On August 16, 2000, the federal court remanded the action to the Santa Clara Superior Court. Following remand of the action to state court, the parties entered into a 60-day Tolling Agreement and Stand Down Agreement in which the case was stayed for 60 days in order to give the parties an opportunity to resolve their differences. MAS also agreed to suspend its notices purporting to terminate the license agreements pending the conclusion of this litigation. After numerous mediation sessions, no settlement was achieved. Consequently, on October 30, 2000 the Company filed an amended complaint against MAS and LumiCyte. The amended complaint expanded Ciphergen's claims against MAS and LumiCyte, and added T. William Hutchens as a defendant, Dr. Hutchens is the Chief Executive Officer of both MAS and LumiCyte, a former officer and director of Ciphergen, and is the beneficial owner of approximately 12.1% of Ciphergen's outstanding common stock. The amended complaint also seeks, among other things, damages and injunctive relief against defendants for unfair competition, misappropriation of trade secrets, and breach of contract, as well as an injunction precluding defendants from operating in Ciphergen's licensed markets. On October 30, 2000 MAS and LumiCyte filed a cross-complaint against Ciphergen, Ciphergen Technologies, Inc. and IllumeSys Pacific, Inc., the three plaintiffs which filed the underlying lawsuit against MAS and LumiCyte pending in Santa Clara County Superior Court of California case number CV791094. The cross-complaint alleges claims for breach of contract, intentional interference with prospective economic advantage, unfair competition, misappropriation of trade secrets and declaratory relief regarding the rights of the parties under the two technology transfer agreements between MAS and Ciphergen. In essence, both sides are now requesting that the court declare the respective rights of the parties under the technology transfer agreements. The cross-complaint also seeks to terminate the agreements, to obtain injunctive relief, to prevent use of alleged trade secrets of MAS, and damages. The parties are currently commencing discovery. A trial setting conference has been scheduled by the court for January 16, 2001, at which time it is expected that the court will set a trial date.

MOLECULAR ANALYTICAL SYSTEMS, INC. V. CIPHERGEN BIOSYSTEMS. Molecular Analytical Systems, Inc. filed the proceeding on December 9, 1999 in the United States Trademark Trial and Appeal Board as opposition No. 116,315. We have applied for registration of the Term "SELDI" as a trademark. MAS has opposed registration of the trademark to us and is seeking to have the trademark registered in its name instead. This proceeding is at an early stage. A brief suspension of this proceeding has been lifted and discovery continues. No damages are recoverable in this proceeding.

Although the ultimate outcome of these matters is not presently determinable, management believes that the resolution of all such pending matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows. However, should the outcome of these matters be unfavorable to the Company, the impact could be material to the Company's consolidated financial position, results of operations or cash flow.

NOTE 6.  SUBSEQUENT EVENTS

Effective October 1, 2000, the Company expanded the eight-year lease for its Fremont, California facility from 30,000 to 60,000 square feet and rented all of the additional space to a new tenant under an 18 month sublease. This will result in additional lease payments by us of $1.9 million per year. However, during the term of the sublease, the additional lease cost is offset by the rent paid to us by the sublessee.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We develop, manufacture and sell our ProteinChip-Registered Trademark- System, which consists of disposable ProteinChip Arrays, a ProteinChip Reader and ProteinChip Software. We market and sell our products primarily to research biologists in pharmaceutical and biotechnology companies, and academic and government research laboratories. As part of our early product design effort, in February 1995, we signed an agreement with Stanford Research Systems, a Sunnyvale, California based manufacturer of electronic test equipment, to assist in this development. As part of our early market research activities, in the fourth quarter of 1996, we began selling an early prototype of our reader, which we purchased from a supplier in the U.K., combined with our own software. In April 1997, we acquired IllumeSys Pacific, Inc., which held specific rights to the SELDI technology for the life science research market. Our first designed and manufactured system, the ProteinChip System, Series
PBS I, was available for customer shipment for additional market research in the third quarter of 1997, and we discontinued supplying the U.K.-purchased system. In July 1998, we acquired Ciphergen Technologies, Inc., which held specific rights to the SELDI technology in other life science markets. During 1999, we initiated an expanded marketing program and in May began shipping our first commercial product, the ProteinChip System, Series PBS II.

Also in 1999, we invested $315,000 for 30% ownership of Ciphergen Biosystems, K.K., a joint venture we established with Sumitomo Corporation to distribute our products in Japan. We have the right to purchase an additional 40% ownership based on a predetermined formula as early as 2002. Until we exercise this right, Sumitomo Corporation has agreed to arrange all working capital for Ciphergen Biosystems, K.K. and receives payments from Ciphergen Biosystems, K.K. equal to 20% of the list price of our products sold by Ciphergen Biosystems, K.K. in exchange for providing support services to Ciphergen Biosystems, K.K.

Since 1997, we have used our resources primarily to develop our proprietary ProteinChip System and establish marketing and sales for commercialization of our products. Since our inception we have incurred significant losses and as of September 30, 2000, we had an accumulated deficit of $71.2 million.

We recognize revenue in accordance with Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." Revenue from the sale of our ProteinChip System and disposable ProteinChip Arrays is recognized at the time of shipment provided no significant obligations remain and collections of the receivables are deemed probable. Currently, most of the units of our ProteinChip System placed in the field generate a recurring revenue stream from the sale of disposables. We expect the volume of disposables purchased from each site to increase over time as customers become increasingly familiar with the technology and adopt our ProteinChip System for a broader range of proteomics research programs. Our sales are currently driven by the need for better tools to perform protein biomarker discovery, characterization and assay development.

Our expenses have consisted primarily of costs incurred in manufacturing our ProteinChip System, including materials, labor and overhead costs, marketing and sales activities, research and development programs, and general and administrative costs associated with our operations. We expect our cost of revenue to increase in the future as we sell additional units of our ProteinChip System and Arrays, but to decrease as a percent of total revenue as we gain efficiencies from spreading our fixed costs over a greater number of units. We expect our selling expenses to increase as we continue to commercialize our products and expand our sales force. We expect our research and development expenses to increase in the future as we continue to improve and develop products. Expansion of our facilities and the additional obligations of a public reporting entity will also add to our expenses. As a result, we expect to incur losses for the foreseeable future. Our current products do not provide sufficient revenue for us to become profitable. To become profitable, we will need to increase unit sales of our ProteinChip System and generate significant sales of disposables.

Effective July, 2000, we began an eight-year lease of a 30,000 square foot facility in Fremont, California. The new building houses most of our California based employees, as well as a new Biomarker Discovery Center-TM-. We use approximately 2,400 square feet of the Fremont space for a Biomarker Discovery Center for which we expect to incur approximately $90,000 in operating costs per year. In the first quarter of 2000, we also established our Scandinavian headquarters for sales and service and a Biomarker Discovery Center facility in Copenhagen, Denmark, with a 3 year lease at an annual lease cost of approximately $80,000. In the third quarter of 2000, we leased space for a new Biomarker Discovery Center near Philadelphia, Pennsylvania, with a 5 year lease at an annual lease cost of approximately $61,000. We do not have customers or partnerships for the Copenhagen or Philadelphia facilities at this time. Until we initiate such revenue producing arrangements, we will deploy the staff and facility on product development projects and product demonstrations for potential partnerships.

We have a limited history of operations and we anticipate that our quarterly results of operations will fluctuate for the foreseeable future due to several factors, including market acceptance of current and new products, the length of the sales cycle and timing of significant orders, the timing and results of our research and development efforts, the introduction of new products by our competitors and possible patent conflicts. Our limited operating history makes accurate prediction of future results of operations difficult or impossible. Fluctuations in the Company's operating results and market conditions for pharmaceutical and biotechnology stocks in general could have a significant impact on the volatility of the market price for our common stock and on the future price of our common stock. The stock market has experienced significant price and volume fluctuations that are often unrelated to the operating performance of particular companies. The market price of our common stock, like that of the securities of many other pharmaceutical and biotechnology companies, has been and is likely to continue to be highly volatile.

Deferred stock compensation for options granted to employees is the difference between the fair value of our common stock on the date such options were granted and their exercise price. Deferred stock compensation for options granted to consultants has been determined in accordance with Statement of Financial Accounting Standards No. 123 as the fair value of the equity instruments issued. Deferred stock compensation for options granted to consultants is periodically remeasured as the underlying options vest in accordance with Emerging Issues Task Force Bulletin No. 96-18.

Competition in our existing and potential markets is intense and we expect it to increase. Currently, our principal competition comes from existing technologies that are used to perform many of the same functions for which we market our ProteinChip System. If we fail to compete effectively with these technologies and products, or if competitors develop significant improvements in protein detection systems or develop systems that are easier to use, our products may not achieve market acceptance and our sales may not increase.

This Form 10-Q contains forward-looking statements based upon current expectations, including statements with regard to revenue growth, increased manufacturing efficiencies and a corresponding decline in cost of revenue as a percent of revenue, the development of improved products, the outcome of legal proceedings, the period of time for which the Company's existing financial resources and interest income will be sufficient to enable the Company to maintain current and planned operations, and the market risk of the Company's investments. You can identify these statements by forward-looking words such as "may," "will," "expect," "intend," "anticipate," "believe," "estimate," "plan," "could," "should," and "continue," or similar words. Such forward-looking statements involve risks and uncertainties, including, without limitation, the following. There is no assurance that the Company's products will meet with market acceptance and our sales may not increase. There is no assurance that the Company will experience increased manufacturing efficiencies and that there will be a corresponding decline in cost of revenue as a percent of revenue. There is no assurance that the Company will successfully develop and introduce improved products. There is no assurance that the resolution of litigation will not harm our ability to pursue our business and strategy. There is no assurance that the Company's existing financial resources and interest income will be sufficient to enable the Company to maintain current and planned operations for the period described, and there is no assurance that the Company will not incur losses on its investments. For a discussion of other risks and uncertainties affecting the Company's business, see the Company's Registration Statement on Form S-1 as filed on September 29, 2000. The Company's actual results and timing of certain events may differ significantly from the results discussed in such forward-looking statements as a result of these or other factors.

Ciphergen expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in Ciphergen's expectations with regard thereto or any change in events, conditions, or circumstances on which any such statements are based.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999

REVENUE. Total revenue for the third quarter of 2000 was $2.3 million, an increase of $1.1 million, or 85%, compared to the third quarter of 1999. The increase was largely the result of increased sales of ProteinChip Systems and Arrays in the United States and Europe. During the three months ended September 30, 2000, $767,000 of revenue was derived from customers in Europe and $162,000 from customers in Asia. This compares to $161,000 of revenue from customers in Europe and $126,000 from customers in Asia during the three months ended September 30, 1999.

COST OF REVENUE. Cost of revenue for the third quarter of 2000 was $1.0 million, an increase of $0.6 million, or 145%, compared to the third quarter of 1999. The increase can be attributed to higher sales volumes and to additions to our infrastructure to increase manufacturing capacity. Charges related to deferred stock-based compensation were $99,000 in the third quarter of 2000 compared to $9,000 in the same quarter of 1999. During the coming year, cost of revenue is expected to grow more slowly than revenue, thus declining as a percentage of revenue.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses for the third quarter of 2000 were $2.0 million, an increase of $1.3 million, or 179%, compared to the third quarter of 1999. The increase was due primarily to higher compensation expenses resulting from an increase in headcount. Charges related to deferred stock-based compensation were $508,000 in the third quarter of 2000 compared to $29,000 in the same quarter of 1999. Research and development expenses are expected to increase significantly over the coming year.

SALES AND MARKETING EXPENSES. Sales and marketing expenses in the third quarter of 2000 were $2.7 million, an increase of $1.3 million, or 100%, compared to the third quarter of 1999. The increase was largely due to higher compensation expenses resulting from the addition of field research scientists and program managers in the United States and Europe. There was also increased spending for trade shows, advertising and sales collateral. Charges related to deferred stock-based compensation were $496,000 in the third quarter of 2000 compared to $234,000 in the same quarter of 1999. Sales and marketing expenses are expected to continue to increase significantly during the next year.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses during the third quarter of 2000 were $2.9 million, an increase of $2.3 million, or 357%, compared to the third quarter of 1999. The increase can be attributed largely to charges related to deferred stock-based compensation, which were $1.5 million in the third quarter of 2000 compared to $114,000 in the corresponding quarter of 1999. In addition, we incurred higher compensation expenses as the result of headcount increases, and increased legal fees resulting from our litigation. We anticipate that general and administrative expenses will continue to rise during the next year, though not as fast as other operating expenses, as we add staff, improve our infrastructure, absorb the additional costs of being a public company, and aggressively pursue our litigation.

INTEREST AND OTHER INCOME (EXPENSE), NET. Interest income in the third quarter of 2000 was $307,000 compared to $53,000 in the same quarter of 1999. The increase was due largely to the higher cash balances that resulted from our Series E private placement in March, 2000. Interest expense of $41,000 for the third quarter of 2000 was nearly unchanged from the same quarter of 1999. Our share of the loss of our Japanese joint venture in the third quarter of 2000 was $125,000 compared to $41,000 in the corresponding quarter of 1999.

NINE MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999

REVENUE. Total revenue for the first nine months of 2000 was $6.0 million, an increase of $2.9 million, or 96%, compared to the comparable period for 1999. The increase was primarily due to increased sales of ProteinChip Systems and Arrays in the United States and Europe. During the nine months ended September 30, 2000, $1.8 million of revenue was derived from customers in Europe and $601,000 from customers in Asia. This compares to $548,000 of revenue from customers in Europe and $132,000 from customers in Asia during the nine months ended September 30, 1999.

COST OF REVENUE. Cost of revenue for the first nine months of 2000 was $2.5 million, an increase of $1.4 million, or 129%, compared to the comparable period in 1999. The increase resulted from higher sales volumes and to additions to our infrastructure to increase manufacturing capacity. Charges related to deferred stock-based compensation were $171,000 during the first nine months of 2000 compared to $23,000 for the same period in 1999.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses for the first nine months of 2000 were $4.9 million, an increase of $2.6 million, or 118%, compared to the same period of 1999. The increase was due primarily to charges related to deferred stock-based compensation, which were $1.4 million in the first nine months of 2000 compared to $102,000 in the same period of 1999. In addition, higher compensation expenses resulting from an increase in headcount, and the issuance of 25,800 shares of Series B preferred stock with a fair market value of $378,000 to Stanford Research Systems in connection with a product development agreement, caused an increase in expenses.

SALES AND MARKETING EXPENSES. Sales and marketing expenses in the first nine months of 2000 were $6.2 million, an increase of $2.5 million, or 66%, compared to the same period in 1999. The increase was largely due to higher compensation expenses resulting from the addition of field research scientists and program managers in the United States and Europe, and from increased product promotion activities. Charges related to deferred stock-based compensation were $1.0 million in the first nine months of 2000 compared to $402,000 in the same period of 1999.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the first nine months of 2000 were $8.1 million, an increase of $6.3 million, or 349%, compared to the same period in 1999. The increase was due primarily to charges related to deferred stock-based compensation, which were $4.9 million in the first nine months of 2000 compared to $335,000 in the corresponding period of 1999. In addition, expenses rose as a result of headcount increases and increased legal fees resulting from our litigation and from increased patent activity.

INTEREST AND OTHER INCOME (EXPENSE), NET. Interest income during the first nine months of 2000 was $860,000 compared to $196,000 in the same quarter of 1999. The increase was due largely to the higher cash balances that resulted from our Series E private placement in March, 2000. Interest expense of $136,000 and our share of the loss of our Japanese joint venture of $150,000 for the first nine months of 2000 were both nearly unchanged compared to the same period of 1999.

LIQUIDITY AND CAPITAL RESOURCES

From our inception through September 30, 2000, we have financed our operations with $15.5 million from the sales of products and services to customers; with private placements of preferred stock netting $53.2 million, including a $27.1 million (net) Series E Preferred Stock financing completed in March 2000; and with an initial public offering totaling approximately $81.8 million in net proceeds, not including the October 2, 2000 exercise of the over-allotment option. Cash, cash equivalents and IPO proceeds at September 30, 2000 were $99.9 million compared to $2.8 million at December 31, 1999. The increase during the first nine months of 2000 was due primarily to proceeds receivable from our initial public offering, and the Series E financing, partially offset by cash used in operations. Long-term debt and capital lease balances at September 30, 2000 were $514,000, net of current portions. Net cash used in operating activities was $7.5 million in the first nine months of 2000, which was primarily the result of net losses in operations. Net cash used in investing activities was $4.1 million in the first nine months of 2000, which consisted principally of capital equipment purchases. Net cash provided by financing activities was $26.8 million in the first nine months of 2000, largely the result of the sale of preferred stock and the exercise of preferred stock warrants.

We expect to acquire additional capital equipment for our various facilities on an ongoing basis as we add staff, increase capacity and improve capabilities. We anticipate capital expenditures of between $150,000 and $500,000 for each Biomarker Discovery Center we establish, consisting of approximately $100,000 to $400,000 for laboratory equipment, and $50,000 to $100,000 for leasehold improvements, office furnishings and computers. The Company expects that its existing capital resources and interest income will enable the Company to maintain current and planned operations at least through 2002. In the event that the Company requires additional funding at any point in the future, the Company will seek to raise such additional funding from other sources, including the public equity market, private financings, collaborative arrangements and debt. If additional capital is raised through the issuance of equity or securities convertible into equity, our stockholders may experience dilution, and such securities may have rights, preferences or privileges senior to those of the holders of the common stock. Additional financing may not be available to us on favorable terms, if at all. If we are unable to obtain financing, or to obtain it on acceptable terms, we may be unable to execute our business plan.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       The following discussion about the Company's market risk disclosure involves forward-looking statements. The Company is exposed to market risk related mainly to changes in interest rates. The Company does not invest in derivative financial instruments.

       INTEREST RATE SENSITIVITY

       Our funds are almost entirely invested in money market mutual funds. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may have market risk. That means that a change in prevailing interest rates may cause the fair value of the principal amount of an investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing rate rises, the fair value of the principal amount of our investment will probably decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities. The average duration of all of our investments has generally been less than one year. Due to the short-term nature of these investments, we believe we have no material exposure to interest rate risk arising from our investments. Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our available funds for investment. Our long-term debt and capital lease agreements are at fixed interest rates. We do not plan to use derivative financial instruments in our investment portfolio. We plan to ensure the safety and preservation of our invested principal funds by limiting default risks, market risk and reinvestment risk. We plan to mitigate default risk by investing in high-credit quality securities.

       FOREIGN CURRENCY EXCHANGE RISK

       At this time, the Company does not participate in any foreign currency exchange activities; therefore, it is not subject to risk of gains or losses for changes in foreign exchange rates.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        We currently are a party to the following legal proceedings:

        CIPHERGEN BIOSYSTEMS, INC., CIPHERGEN TECHNOLOGIES, INC. AND ILLUMESYS PACIFIC, INC., V. MOLECULAR ANALYTICAL SYSTEMS, INC. AND LUMICYTE, INC. We instituted the proceeding against Molecular Analytical Systems, Inc. and LumiCyte, Inc., or the Defendants, on July 12, 2000 in the Superior Court of the State of California for the County of Santa Clara, case number CV791094. Defendant Molecular Analytical Systems, Inc., or MAS, notified us by letter that we had allegedly committed a material breach of certain Technology Transfer Agreements between MAS and us relating to SELDI technology, and threatened to terminate those agreements unless we cure the alleged breach. In particular, MAS has claimed that certain of our business activities, including our continued marketing and sale of SELDI information and services to research laboratories and other customers, are a material breach of the Technology Transfer Agreements. More specifically, MAS objects to the operation of our Biomarker Discovery Centers and to the sale of SELDI-derived software that is not part of our ProteinChip Systems. The originally filed claims in the lawsuit seek a declaration from the court that our activities do not constitute a material breach, an injunction preventing MAS from terminating the licenses provided by the agreements and other relief. On July 21, 2000, the Defendants removed the proceeding to the United States District Court for the Northern District of California, case number C00-02628. On August 16, 2000, the federal court remanded the action to the Santa Clara Superior Court. Following remand of the action to state court, the parties entered into a 60-day Tolling Agreement and Stand Down Agreement in which the case was stayed for 60 days in order to give the parties an opportunity to resolve their differences. MAS also agreed to suspend its notices purporting to terminate the license agreements pending the conclusion of this litigation. After numerous mediation sessions, no settlement was achieved. Consequently, on October 30, 2000 the Company filed an amended complaint against MAS and LumiCyte. The amended complaint expanded Ciphergen's claims against MAS and LumiCyte, and added T. William Hutchens as a defendant, Dr. Hutchens is the Chief Executive Officer of both MAS and LumiCyte, a former officer and director of Ciphergen, and is the beneficial owner of approximately 12.1% of Ciphergen's outstanding common stock. The amended complaint also seeks, among other things, damages and injunctive relief against defendants for unfair competition, misappropriation of trade secrets, and breach of contract, as well as an injunction precluding defendants from operating in Ciphergen's licensed markets. On October 30, 2000 MAS and LumiCyte filed a cross-complaint against Ciphergen, Ciphergen Technologies, Inc. and IllumeSys Pacific, Inc., the three plaintiffs which filed the underlying lawsuit against MAS and LumiCyte pending in Santa Clara County Superior Court of California case number CV791094. The cross-complaint alleges claims for breach of contract, intentional interference with prospective economic advantage, unfair competition, misappropriation of trade secrets and declaratory relief regarding the rights of the parties under the two technology transfer agreements between MAS and Ciphergen. In essence, both sides are now requesting that the court declare the respective rights of the parties under the technology transfer agreements. The cross-complaint also seeks to terminate the agreements, to obtain injunctive relief, to prevent use of alleged trade secrets of MAS, and damages. The parties are currently commencing discovery. A trial setting conference has been scheduled by the court for January 16, 2001, at which time it is expected that the court will set a trial date.

        Although we believe that the resolution of the litigation will not harm our ability to continue to pursue our business and strategy, litigation is unpredictable and we may not prevail. The court may determine that LumiCyte or other companies possess exclusive rights to provide information products and service products that we seek to exercise as part of our business. The sublicense agreements referred to above provide for termination in the event of material breach. Therefore, if we lose the lawsuit, and if it were determined that the sublicense agreements had been breached by our activities, such as proteomics services for fees, there is a risk that our sublicense agreements to sell ProteinChip Readers and Arrays could be terminated. Substantially all of our revenue is derived from products relying on technology covered by the sublicense agreements. If the agreements were terminated, we would be precluded from selling any SELDI-based products within the scope of the patents that we licensed from MAS. Unless we were able to obtain a license to these rights, we would no longer generate revenue from the sale of these products and we would have to revise our business direction and strategy.

        MOLECULAR ANALYTICAL SYSTEMS, INC. V. CIPHERGEN BIOSYSTEMS. Molecular Analytical Systems, Inc. filed the proceeding on December 9, 1999 in the United States Trademark Trial and Appeal Board as opposition No. 116,315. We have applied for registration of the Term "SELDI" as a trademark. MAS has opposed registration of the trademark to us and is seeking to have the trademark registered in its name instead. This proceeding is at an early stage. A brief suspension of this proceeding has been lifted and discovery continues. No damages are recoverable in this proceeding.

        For a more complete description of the main aspects in dispute in these matters, please refer to Ciphergen's Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on September 29, 2000 and the Form 8-K dated October 30, 2000.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        During the three months ended September 30, 2000, we granted stock options to purchase an aggregate of 256,495 shares of our common stock (on a post reverse split basis of 0.43-to-1), at an exercise price of $3.49 per share to employees, directors and consultants under our 1993 Stock Option Plan. During the three months ended September 30, 2000 employees, directors and consultants exercised options for 264,487 shares of common stock (on a post reverse split basis) for aggregate consideration of approximately $795,000. The issuance of these restricted securities was deemed to be exempt from registration under the Act in reliance upon Section 4(2) of the Act or Rule 701 promulgated under Section 3(b) of the Act.

        During the three months ended September 30, 2000 warrants for 66,112 shares of preferred stock (on a post reverse split basis) were exercised for aggregate consideration of $195,000.

        On September 28, 2000 in connection with our initial public offering, all outstanding shares of preferred stock automatically converted on a one-for-one basis to common stock. Immediately thereafter, we effected a 0.43-for-1 reverse stock split.

        On September 28, 2000 we sold 5.5 million shares of common stock through our initial public offering, raising $81.8 million net of underwriting discounts and commissions, but before other offering expenses. On October 2, 2000 we sold an additional 825,000 shares of common stock in connection with the exercise of an over-allotment option granted to the underwriters, raising $12.3 million net of underwriting discounts and commmissions, but before other offering expenses. The Company received the proceeds from its initial public offering including the exercise of the over-allotment option on October 3, 2000. Ciphergen's financial statements for the period ending September 30, 2000 reflect the amount receivable from the underwriters for 5.5 million shares but do not include the amount receivable from the October 2, 2000 exercise of the over-allotment option. Other offering expenses for the initial public offering, excluding underwriters discounts and commissions, were approximately $3.9 million. The managing underwriters in the offering were SG Cowen Securities Corporation, ING Barings LLC and UBS Warburg

        LLC. The shares of common stock in the offering were registered under the Act in a Registration Statement on Form S-1, as amended (No. 333-32812). The Securities and Exchange Commission declared the Registration Statement effective on September 28, 2000. The net proceeds have been invested in available-for-sale investments consisting primarily of money market mutual funds. We intend to use the proceeds to fund expansion of our operations, including continued development of new products, expanding our facilities to meet our needs, establishing Biomarker Discovery Centers, and for other working capital and general corporate purposes.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        (a) On September 26, 2000, by written consent our stockholders approved an increase in the number of shares reserved for issuance under the 1993 Stock Option Plan by 400,000 (172,000 post-split) shares to a new total of 8,125,000 (3,493,750 post-split) shares.

        (b) On September 28, 2000, by written consent our stockholders approved a 0.43-for-1 reverse stock split of the Company's common stock.

ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


  (a)   The following exhibits have been filed with this report:

         3.2*   Amended and Restated Certificate of Incorporation of Registrant

         3.4*   Amended and Restated Bylaws of Registrant

         4.1*   Form of Registrant's Common Stock Certificate

        10.5*   2000 Stock Plan and related form of Stock Option Agreement

        10.6*   2000 Employee Stock Purchase Plan

        10.12* Lease Agreement dated January 28, 2000, between the Registrant and John Arrillaga, Trustee of the John Arrillaga Survivor's
                Trust and Richard T. Peery, Trustee of the Richard T. Peery
                Separate Property Trust, and Amendment No. 1 dated as of
                August 8, 2000

        10.13*  Employment Agreement dated as of August 24, 2000, between
                William E. Rich and the Registrant

        10.14* Sublease Agreement between the Registrant and BigBand Network, dated as of August 25, 2000

        27.1    Financial Data Schedule

---------------

* Incorporated by reference to exhibits (with same exhibit number) to Ciphergen Biosystems' Registration Statement on Form S-1 (File No. 333-32812) declared effective on September 28, 2000.

  (b)   Reports on Form 8-K.

        No reports on Form 8-K were filed during the quarter ended September 30, 2000.

                                   SIGNATURES




         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: November 14, 2000




                               CIPHERGEN BIOSYSTEMS, INC.
                               --------------------------
                               (Registrant)



                               /s/  William E. Rich, Ph.D.
                               ----------------------------------------------
                               William E. Rich
                               President, Chief Executive Officer and Director (principal executive officer)


                               /s/  Matthew J. Hogan
                               ----------------------------------------------
                               Matthew J. Hogan
                               Vice President and Chief Financial Officer
                               (principal financial officer)