Form 10-K405
period 2000-12-31
CIPHERGEN BIOSYSTEMS INC
filed 2001-04-02
CIK 926617

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT UNDER SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE YEAR ENDED DECEMBER 31, 2000

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-31617

CIPHERGEN BIOSYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	33-059-5156 (IRS Employer Identification No.)

Ciphergen Biosystems, Inc.
6611 Dumbarton Circle
Fremont, CA 94555
(510) 505-2100
(Address, including zip code, of registrant's principal executive offices and telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: none

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. /x/

    The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $73.3 million as of March 1, 2001, based upon the closing price on the Nasdaq National Market reported for such date. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose. The number of shares outstanding of the Registrant's common stock on March 1, 2001 was 26,789,424 shares.

DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Registrant's Proxy Statement for its 2001 Annual Meeting of Stockholders (the "Proxy Statement"), to be filed with the Securities and Exchange Commission, are incorporated by reference to Part III of this Form 10-K Report.

CIPHERGEN BIOSYSTEMS, INC.

FORM 10-K

INDEX

PART I

    We have made statements under the captions "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Business" and in other sections of this Form 10-K that are forward-looking statements. You can identify these statements by forward-looking words such as "may," "will," "expect," "intend," "anticipate," "believe," "estimate," "plan," "could," "should" and "continue" or similar words. These forward-looking statements may also use different phrases. We have based these forward-looking statements on our current expectations and projections about future events. Examples of forward-looking statements include statements about: projections of our future results of operations or of our financial condition; deployment, capabilities and uses of our products; product development and product innovations; the importance of proteomics as a major focus of biology research; the ability of our products to enable proteomics research; the expansion of our product portfolio and sales force; collaborations and partnerships; establishment of Biomarker Discovery Centers; securing commercial rights to biomarkers discovered at our Biomarker Discovery Centers; expansion of our intellectual property portfolio; and anticipated trends in our business. These statements are subject to risks and uncertainties which could cause actual results to differ materially, including the risks set forth under the caption "Risk Factors" in this Form 10-K and the risks outlined in our other filings with the SEC. We believe it is important to communicate our expectations to our investors. However, there may be events in the future that we are not able to accurately predict or that we do not fully control that could cause actual results to differ materially from those expressed or implied in our forward-looking statements. The Company does not undertake any obligation to update forward-looking statements.

ITEM 1.  BUSINESS

  Overview

    We develop, manufacture and market our ProteinChip® System using patented Surface Enhanced Laser Desorption/Ionization ("SELDI") technology. The ProteinChip System enables protein discovery, characterization and assay development to provide researchers with a better understanding of biological functions at the protein level. Protein characterization is the determination of the detailed identity of a protein, including its sequence as predicted by the corresponding gene and any chemical modifications introduced after the protein is produced. Assay development is the simplification and optimization of a set of procedures to develop a method for quantifying a specific protein. Our ProteinChip System is a novel, enabling tool in the emerging field of protein-based biology research, known as proteomics. While recent technological advances in DNA tools have substantially changed the field of genomics, the absence of enabling protein analysis tools has limited progress in proteomics research. Proteomics provides a direct approach to understanding the role of proteins in the biology of disease, monitoring disease progression and the therapeutic effects of drugs. We believe proteomics will be a major focus of biological research by enhancing the researcher's understanding of gene function and the molecular basis of disease. In May 1999, we commercially launched our current ProteinChip System, Series PBS II.

    Ciphergen Biosystems, Inc. was originally incorporated in California on December 9, 1993 under the corporate name Abiotic Systems. In March 1995, we changed our corporate name to Ciphergen Biosystems and in June 2000, we reincorporated in Delaware.

  Industry Background

    Genes are the hereditary coding system of living organisms. Genes encode proteins that are responsible for cellular functions. The study of genes and their functions has led to the discovery of new targets for drug development. The majority of drug targets are proteins, such as receptors, hormones and enzymes. Although genomics allows researchers to identify drug targets, it does not provide complete information on how these targets function within an organism. Industry sources estimate that within the human genome there are approximately 30,000 genes. The initial structure of a protein is determined by a single gene. The final structure of a protein is frequently altered by interactions with additional genes or proteins. These subsequent modifications result in hundreds of thousands of different proteins. In addition, proteins may interact with one another to form complex structures that are ultimately responsible for cellular functions.

    Genomics allows researchers to establish the relationship between gene activity and disease. However, many diseases are manifested not at the genetic level, but at the protein level. The complete structure of modified proteins cannot be determined by reference to the encoding gene alone. Thus, while genomics provides some information about diseases, it does not provide a full understanding of disease processes.

  The Relationship Between Proteins and Diseases

    The entire genetic content of any organism, known as its genome, is encoded in strands of deoxyribonucleic acid, or DNA. Cells perform their normal biological functions through the genetic instructions encoded in their DNA, which results in the production of proteins. The process of producing proteins from DNA is known as gene expression or protein expression. Differences in living organisms result from variability in their genomes, which can affect the levels of gene expression. Each cell of the organism expresses only approximately 10% to 20% of the genome. The type of cell determines which genes are expressed and the amount of a particular protein produced. For example, liver cells produce different proteins from those produced by cells found in the heart, lungs, skin, etc. Proteins play a crucial role in virtually all biological processes, including transportation and storage of energy, immune protection, generation and transmission of nerve impulses and control of growth.

    Diseases may be caused by a mutation of a gene that alters a protein, the gene's level of protein expression or changes to the protein after gene expression. These alterations interrupt the normal balance of proteins and create disease symptoms. A protein biomarker is a protein that is present in a greater or lesser amount in a disease state versus a normal condition. By studying changes in protein biomarkers, researchers may identify diseases prior to the appearance of physical symptoms. Researchers identify proteins by their molecular weight. In addition, researchers can utilize protein biomarkers to identify new disease pathways to be used as drug targets. Disease pathways are groups of interacting proteins that lead to disease if any one or more of the proteins is altered. Historically, researchers discovered protein biomarkers as a byproduct of basic biological disease research. This has resulted in the validation by researchers of approximately 200 protein biomarkers that are being used in commercially available clinical diagnostic products. The development of new diagnostic products has been limited by the complexity of disease states, which may be caused or characterized by several or many interacting proteins. Diagnostic products that are limited to the detection of a single protein may lack the ability to detect more complex diseases, and thus produce results that are unacceptable for practical use. Recently, the National Institutes of Health, or NIH, has recognized the importance of protein biomarkers in overcoming this problem and their usefulness in the development of new diagnostic and therapeutic products. The NIH has established a grant program (The Early Detection Research Network) to fund the discovery and clinical validation of new protein biomarkers.

  Limitations of Available Technologies for Proteomics Research

    Efforts to understand biology and to improve the diagnosis, monitoring and treatment of diseases have been dramatically enhanced through advancements in modern genomic technologies. These new technologies have formed the basis for the development of new analytical tools, which are primarily directed at DNA and genomic analysis, but are not applicable to protein research or proteomics. These new tools have accelerated the ability to sequence and analyze the human genome. Historically, researchers used gel electrophoresis as a primary tool for sequencing DNA. Gel electrophoresis measures how far a DNA fragment migrates through the pores of gels in response to an applied electric field over a fixed time interval. Electrophoresis is a time-consuming, manual process that requires large amounts of pure DNA to be useful. The development of polymerase chain reaction, or PCR, allowed researchers to amplify, or produce multiple copies of a fragment of DNA. Researchers could then enhance the signal of trace amounts of DNA from an unprocessed biological sample, such as tissue or blood, to a level where measurement was possible. Successive advances in technologies have produced faster, automated sequencing machines and new, chip-based technologies. These new technologies have dramatically improved the throughput and accuracy of DNA analysis. In addition, these new technologies have reduced costs by increasing automation and reducing necessary labor.

    Although recent technological advances have benefited genomics, there have been fewer significant advances in proteomics. While DNA has been relatively simple to study because of its ease of detection and linear structure, protein analysis has been a far more difficult challenge. The goal of proteomics is to determine the structure and function of proteins. Researchers use techniques, such as tagging, amplification and sequencing to analyze DNA, but researchers cannot use these techniques effectively to study proteins. These techniques can change the structure of proteins and may change their characteristics or function, which would limit researchers' ability to identify and analyze samples. In addition, these techniques do not allow researchers to monitor or study how proteins interact, or to identify which proteins interact together, to perform biological functions.

    Currently, researchers perform proteomics research using gel electrophoresis and other protein purification and analysis products. These tools require substantial, labor-intensive sample preparation processes to enable researchers to produce enough purified proteins before identification and analysis can occur. In addition, these tools must be operated by researchers with substantial technical expertise. As a result, proteomics research has not advanced at a rate comparable to that of genomics. New tools are needed that are specifically designed to allow researchers to analyze proteins to enable protein biomarker discovery, to fully understand biological pathways and function, and ultimately to accelerate the discovery of new drugs and clinical diagnostics.

  The Ciphergen Solution

    We develop, manufacture and market our ProteinChip System using patented SELDI technology. The ProteinChip System enables protein biomarker discovery, characterization and assay development. Our ProteinChip System integrates the key steps of proteomics research on a single, miniaturized biochip. Our ProteinChip System incorporates patented Surface-Enhanced Laser Desorption/Ionization, or SELDI, technology on the surface of a disposable chip, which allows researchers to capture and analyze proteins directly. Our ProteinChip System enables rapid, reproducible, on-chip protein expression and protein analysis from complex biological samples, such as whole blood, tissue or saliva, without separation, tagging and amplification processes and with minimal prior purification. SELDI enables protein detection and quantification by reducing signals from unwanted biomolecules that would otherwise obscure the measurement results.

    We believe our ProteinChip System enables researchers to identify and quantify proteins by direct molecular weight detection and measurement. Researchers can add chemicals or enzymes at any step during the process to greatly enhance the detailed knowledge gained from a set of experiments. We believe the integration of these processes enables a researcher to rapidly discover, characterize and assay proteins directly from biological samples, providing a novel technique for protein discovery and analysis compared to currently available methods. We believe our ProteinChip System can enable protein research in the following areas:

  •
  Differential Protein Expression.  Our ProteinChip System is designed to enable biology researchers to rapidly conduct studies in differential protein expression. Differential protein expression is the comparison of proteins expressed in different, usually related, biological samples, such as blood serum from a diseased individual and blood serum from an individual without that disease. The differences include both differences in the identities of the collection of proteins present in the samples, and differences in the amounts of a particular protein present in both samples. Proteins that are either present in one sample and absent in the other, or present at different relative levels in both samples are potential protein biomarkers of the disease. Further research may validate the use of potential protein biomarkers for the diagnosis of the disease or as targets for the discovery of drugs to treat the disease. In addition, the information derived from our ProteinChip System enables scientists to compare genetic message information derived from DNA biochips, or miniaturized chips containing DNA, to protein information, in order to better define protein function. Expression studies and protein discovery that previously were impossible to conduct or took months or years can be performed on our ProteinChip System in days or even hours. By quickly analyzing statistically significant numbers of samples, biomarker candidates can be validated. Researchers can use quantitative assays of proteins developed from differential protein expression to diagnose and monitor disease.

  •
  Protein Characterization.  Once a potential protein biomarker is identified, a usual next step is the characterization of the protein. Protein characterization is the process of determining the identity of the protein and/or characterizing aspects of its physical structure. Using our ProteinChip System, biology researchers can purify a rare protein from a crude biological sample in hours, a process that required days or weeks with traditional methods. Researchers can then determine the identity of the protein. This process can involve, for example, determining a fragment pattern for the protein (produced, for example, by treatment with enzymes) with our ProteinChip System, and comparing this pattern with fragment patterns of proteins identified in publicly available protein and genomic databases. Based on this comparison, the researcher may be able to identify the protein in the database that corresponds to the experimental protein. Identifying a protein can provide the researcher with information useful in understanding the biology of the sample being studied. Identifying the gene from which the protein originates can provide useful structural or processing information. Also, researchers can characterize aspects of the physical structure of a protein using our ProteinChip system to perform enzymatic-, chemical- or antibody-based tests or assays. Such assays may reveal, for example, whether the protein has been modified after production. Protein modification can indicate changes in protein function, which may be important to the particular disease under study.

  •
  Quantitative Assay of Proteins and Protein Interactions.  Once a protein biomarker has been identified and characterized, the researcher may want to develop assays based on the protein. One such assay is the routine detection of the protein and determination of its amount in a sample. This is a quantitative assay. It is useful, for example, in diagnostic assays for the severity or stage of a disease. Another assay is a test of protein interactions between the biomarker and other proteins. This assay is useful in tests of the biological function of the protein which may be important for its role in disease. This assay is also useful in drug discovery to identify drug candidates that interfere with protein interaction. Our ProteinChip System enables the researcher to perform quantitative and protein interaction assays by selecting a limited number of chemical or biochemical surfaces and optimizing the conditions for a particular type of assay. We believe assay simplification will speed functional validation of discovered biomarkers for both diagnostic and drug discovery applications. Currently, researchers take many weeks or months to accomplish this process using conventional technologies. We believe our ProteinChip technology can reduce this process to days or even hours.

  Our Market Opportunity

    There are several types of research laboratories that perform proteomics research and development. We believe our ProteinChip System can enable proteomics research in the following markets:

  •
  Basic Biology Research.  Basic biology research laboratories focus on the study of general biological processes and the understanding of the molecular basis of disease. There are over 320,000 scientists from academic and government research institutions pursuing this research worldwide. Most of the techniques used by researchers in basic biology research to study proteins are labor intensive or have limited analytical capabilities. We believe that the ease of use and problem-solving versatility of our ProteinChip System may enable biologists to perform proteomics research at their workstations in the laboratory.

  •
  Clinical Research and Diagnostics.  Clinical research is focused on associating clinical disease symptoms to changes in certain proteins in the disease state versus in the normal state. In doing so, researchers seek to identify biomarkers, many of which are proteins, that can be used to diagnose diseases early, assess treatment response and monitor treatment progress. Currently, physicians pursuing clinical research lack a flexible, integrated, standardized tool to perform protein biomarker discovery. We believe that our ProteinChip System may enable researchers to rapidly discover protein biomarkers and to develop these biomarkers into clinical diagnostic tests.

  •
  Pharmaceutical Research and Development.  A current bottleneck in drug development is secondary screening, during which drug lead candidates are validated by researchers using complex biological assays in which markers are used to assess biological responses to varying compounds, dose levels and conditions. Current assay systems often have poor specificity, are usually labor intensive and require substantial development time. In addition, over 50% of drug development failures now occur in toxicology, or the study of the negative or harmful effects of a drug, in which the availability of useful data is hampered by similar issues. We believe a lack of protein biomarkers currently limits the ability of researchers to adequately evaluate drug target function, cell pathway analysis and toxicological and therapeutic effects throughout the drug development process. We believe our ProteinChip System can substantially improve preclinical development and clinical trial effectiveness by greatly expanding the use of protein biomarkers.

  Business Strategy

    We intend to establish our ProteinChip System as the enabling technology platform for protein biomarker discovery and proteomics research in the basic biological research, clinical research and diagnostics, and pharmaceutical drug discovery and development markets. Key elements of our strategy are to:

  •
  Accelerate Awareness and Acceptance of Our ProteinChip System.  We intend to focus on expanding the installed base of our ProteinChip System with leading academic, government, pharmaceutical and clinical research laboratories to promote awareness and acceptance of our technology. In addition, we will support the use of our ProteinChip System through customer education and training as well as customer collaborations to increase the applications and use of our ProteinChip Arrays. Further, we intend to pursue commercialization of our products through our own sales and marketing organizations in North America and Europe and through distributors in other parts of the world, including through our joint venture with Sumitomo Corporation in Japan.

  •
  Expand Product Development and Innovation.  We intend to expand the scope of our product portfolio by continuously developing new products and applications based on our ProteinChip technology. We believe that by expanding the applications of our technology and products and increasing their functionality, we will promote the use and acceptance of our ProteinChip System by biology researchers. The ProteinChip products we are currently attempting to develop include next generation products to further automate the protein analysis process, high performance proteomics systems and more compact versions of our proteomics systems that can be used by researchers in the laboratory.

  •
  Establish Biomarker Discovery Centers™.  We intend to continue establishing Biomarker Discovery Centers directly and through partnerships to foster further adoption of our products and technology as an industry standard. We believe that our Biomarker Discovery Centers may accelerate biomarker discovery and validation in both pharmaceutical drug discovery, toxicology and clinical trials, and in clinical research laboratories. We plan to deploy the prototypes of our next-generation ProteinChip System to maintain a technological advantage in our Biomarker Discovery Centers. In addition, we intend to obtain commercial rights related to biomarkers discovered in our Biomarker Discovery Centers.

  •
  Expand Our Intellectual Property Portfolio.  We include many issued, allowed and pending patents on the SELDI technology and the ProteinChip System in our current patent portfolio and we intend to expand this portfolio in several areas of technology related to our business, including applications of SELDI technology and biomarker discoveries. We intend to continue to develop our proprietary technologies and proprietary infrastructure in support of our existing SELDI technology and ProteinChip System. In addition, we intend to develop new surface chemistries for our ProteinChip Arrays, enhancements to our ProteinChip Readers and advancements in our analysis and database ProteinChip Software, in order to broaden the range of applications and opportunities that researchers can address. We intend to continue to license and acquire technologies from others that complement our core capabilities and protect our proprietary technologies with patents and trade secrets.

  Our ProteinChip Technology

    Our ProteinChip technology is based on SELDI, which combines laser-based molecular weight detection with the use of a chemically or biochemically active chip array surface constructed from proprietary-treated metal. Our ProteinChip technology enables researchers to apply a crude biological sample, such as whole blood or tissue, directly to the surface of a ProteinChip Array. These ProteinChip Arrays are designed to select desired proteins from the sample through affinity capture, which employs chemical processes or biochemical targets such as receptors, antibodies or DNA probes. Researchers then wash away the remainder of the unused sample with a variety of solutions with varying stringency conditions, depending on the type of test performed. This enhances the signal of the proteins of interest on the chip by reducing signals from unwanted biomolecules that would otherwise obscure the measurement results. The purified sample proteins remain evenly distributed on the surface of the ProteinChip Array. This even distribution allows the researcher to accurately measure and quantify the proteins.

    The researcher then places the ProteinChip Array in a specially developed laser-based, molecular weight detection analyzer, or ProteinChip Reader. The ProteinChip Reader uses a laser beam to release the retained proteins from the ProteinChip Array surface. The ProteinChip Reader accelerates the retained proteins and guides them through a flight tube under vacuum to a detector. The time of this flight is directly related to the exact molecular weight of each protein. This process allows the molecular weight of a sample protein to be determined by the researcher.

    The researcher generates protein expression profiles by examining the samples collected with different affinity-based ProteinChips or different stringency washes and collecting the information under the different conditions. Using our ProteinChip System, researchers can compare protein expression profiles from different samples, such as disease versus normal states and display differences in the proteins expressed. Proteins that are differently expressed in the disease versus normal state may be new, potentially relevant protein biomarkers. Researchers can then process proteins of interest on-chip to:

  •
  obtain sequence identification;

  •
  detect secondary modifications of proteins;

  •
  identify protein interactions; and

  •
  quantitatively measure protein concentrations.

  Our ProteinChip System

    In May 1999, we commercially launched our current ProteinChip System, Series PBS II. Our ProteinChip System, Series PBS II, consists of disposable ProteinChip Arrays containing chemical or biochemical binding sites on a chip, a ProteinChip Reader to read the ProteinChip Arrays and our proprietary ProteinChip Software to analyze and manage protein-based information.

    Our ProteinChip Arrays are typically used by researchers for protein expression profiling, characterization and quantitative protein interaction applications. Our ProteinChip Arrays consist of a metal surface with multiple sample wells, or spots. We treat these spots with our proprietary coatings that are designed to capture certain families of proteins. We can apply single coatings to several spots or we can simply apply multiple types of coatings to spots on one ProteinChip Array to create a variety of selectivity conditions. We offer two standard types of ProteinChip Arrays. One type has ready-to-use chemical surfaces. This type is particularly useful in performing differential protein expression. The other type has preactivated surfaces that customers use to make their own customized biochemical surfaces. This type is particularly useful in protein interaction studies. We are not required to customize our ProteinChip Arrays to meet client specifications. Researchers use both types of ProteinChip Arrays to perform protein identification and characterization.

    Our ProteinChip Reader is a laser-based, molecular weight detection system designed for use with our ProteinChip Arrays. We designed our ProteinChip Reader to be used in the laboratory by basic biology researchers. Our ProteinChip Reader consists of a nitrogen laser, high-speed digital electronics, a vacuum system and a standard personal computer with our proprietary ProteinChip Software for system control and data analysis.

    Our ProteinChip Software is designed to facilitate system operation by biology researchers with no experience in molecular detection systems and minimal experience in protein analysis. The software allows fully automated operation of the ProteinChip System with graphic data presentation and analysis readouts in familiar formats for the biologist, such as those displayed by gel electrophoresis systems. Our ProteinChip Software enables differential protein expression analysis by automatically comparing protein profiles and highlighting differences in protein expression. Our ProteinChip Software provides researchers with Internet access for rapid database searches, which facilitates protein identification. Furthermore, our ProteinChip Software allows researchers to perform quantitative protein interaction assays.

  Biomarker Discovery Centers

    We intend to continue to establish Biomarker Discovery Centers, directly and through partnerships and client relationships, to foster further adoption of our products and technology as an industry standard. We intend to discover and characterize new protein biomarkers from biological samples provided by our future collaborators. We believe that our Biomarker Discovery Centers may accelerate biomarker discovery and validation in pharmaceutical drug discovery, toxicology and clinical trials, and in clinical research laboratories. We intend to deploy the prototypes of each next-generation ProteinChip System and other specialized equipment and software to maintain a technological advantage in our Biomarker Discovery Centers. In addition, we intend to obtain commercial rights related to biomarkers discovered in our Biomarker Discovery Centers. We believe that biomarkers are patentable. The Biomarker Discovery Centers have established project contracts with the MD Anderson Cancer Center, the Prostate Cancer Center at Eastern Virginia Medical School, The Johns Hopkins Medical School, two commercial biotechnology companies and two pharmaceutical companies. These project contracts specify the types of samples that will be analyzed, outline the work to be done and specify a fee for the project.

    Our Biomarker Discovery Centers perform agreed-upon analysis on customer samples in order to either identify or sequence particular proteins to obtain a probability of match between known and unknown proteins, or a determination that the protein has not been previously identified. The terms of a project contract include our quotation of a fee for a specified analysis plan on a sample of a specified purity or specified ProteinChip. We cannot currently estimate the commercial significance of rights to biomarkers that we may acquire. Their value depends on the significance of the discovery made. We intend to be the primary licensee for medical uses of biomarkers discovered under our project contracts. We expect that our Biomarker Discovery Centers will extend the analysis capabilities of our customers, thereby increasing awareness of the range of our technologies and thereby increasing sales of our ProteinChip System.

    We have leased facilities for our Biomarker Discovery Centers in Copenhagen, Denmark, in Malvern, Pennsylvania, and as part of our headquarters facility in Fremont, California. We have hired initial managerial and scientific staff for these facilities and will evaluate the establishment of additional Biomarker Discovery Centers in the future.

    In communications with us, Molecular Analytical Systems ("MAS") has asserted that the sublicense agreements to the SELDI technology do not extend to our providing services in proteomics to customers as we currently plan, which is part of our Biomarker Discovery Center strategy. We believe that the sublicense agreements do grant us the right to provide services in this manner, and we plan to continue pursuing our Biomarker Discovery Center strategy as we attempt to resolve our dispute with MAS. However, if, as a result of litigation, it should be determined that these activities at our Biomarker Discovery Centers are beyond the scope of the sublicense agreements, we may be required to cease operation of the Biomarker Discovery Centers or significantly alter their activities.

  Sales and Marketing

    We have developed a direct sales force worldwide. Our sales process involves on-site applications problem-solving, scientific publications, product demonstrations, seminars, exhibits, conventions and meetings, word of mouth, direct mail, advertising and the Internet. We have designed our sales process to increase market awareness of our ProteinChip System and promote acceptance of our technology as an industry standard. We initiated our first full commercial launch of the ProteinChip System, Series PBS II, in May 1999. This launch included over 30 exhibitions and trade shows, direct mailings and an expanded demonstration sales program throughout the United States, Japan and selected countries in Europe.

    Our sales force includes field research scientists, most of whom have Ph.D. degrees in biology or biochemistry. The primary responsibility of the field research scientist is to provide solutions to biological problems for our customers and sales prospects through applications development, scientific seminars, joint scientific publications with customers and product demonstrations. In addition, the field research scientists also serve as our primary field representatives for after-sales customer service and technical support. We currently have 18 field research scientists in the United States and Canada, 12 in Europe and 4 employed by our joint venture in Japan.

    We formed Ciphergen Biosystems, K.K. in Japan in January 1999, as a joint venture with Sumitomo Corporation to distribute our products in Japan. Sumitomo has a majority ownership in the joint venture, with transfer of majority ownership to us to be accomplished, at our option, on a pre-determined formula basis as early as the first quarter of 2002. The joint venture currently has ten employees, consisting of four field research scientists, two program managers and four administrative and support personnel. The joint venture agreement is for ten years from January 1999. We invested $315,000 for 30% of Ciphergen Biosystems, K.K. In March 1999, we signed a distribution and marketing agreement granting Ciphergen Biosystems, K.K. the exclusive right to distribute our products in Japan for ten years, and we were paid $315,000 by Ciphergen Biosystems, K.K.

    We have also established relationships with distributors in Korea and Australia to sell and support our products in those countries, as well as New Zealand and Singapore.

    Our sales and marketing organization as of December 31, 2000, including Ciphergen Biosystems, K.K., consisted of 58 employees, 34 of whom have Ph.D. degrees. We intend to significantly increase the size of our sales and marketing organization over the next 12 months.

  Existing Customers

    The following is a partial list of our customers:

Pharmaceutical and Biotechnology	Academic and Government
Abbott Laboratories
Abgenix, Inc.
Alkermes, Inc.
Amgen, Inc.
Amylin Pharmaceuticals, Inc.
Antex Biologics, Inc.
AstraZeneca plc
BASF Aktiengeseuschaft
Bayer Pharmaceuticals
Boehringer Ingelheim Pharma KG
Cambridge Antibody Technology Group plc
Cantab Pharmaceuticals plc
Creative Biomolecules, Inc.
Elan Pharmaceuticals Research Corp.
Eli Lilly
GeminX Biotechnologies, Inc.
Genome Therapeutics Corp.
GlaxoWellcome plc
Hisamitsu Pharmaceuticals
Human Genome Sciences, Inc.
Janssen Pharmaceutica NV
Matritech, Inc.
MediGene
Merck & Co., Inc.
Mice & More GmbH & Co. KG
Monsanto-Pharmacia
Novartis Pharmaceuticals AG
Novo Nordisk A/S
Parke Davis & Co.
Pfizer Pharmaceuticals
Rhone Poulenc Rorer, Inc.
Roche Vitamins, Inc.
Schering Plough Corp.
SmithKline Beecham plc
Syn-X-Pharma
Tanabe Pharmaceuticals Co., Ltd.
VistaGen, Inc.
Yamanouchi Pharmaceuticals Co., Ltd.
Zeneca Agrochemicals	Brigham and Women's Hospital
British Columbia Cancer Agency
Carnegie Institute of Washington
Chiba University
Cornell Medical School
Dana Farber Cancer Center
Duke Medical School
Emory University
Harvard School of Public Health
Imperial College Prion Unit
Imperial Cancer Research Foundation
Jikei Medical College
John Innes Institute
Johns Hopkins Medical School
Lawrence Livermore National Laboratories
Massachusetts General Hospital
Massachusetts Institute of Technology
MD Anderson Cancer Center
Medical Research Council (Cambridge)
National Cancer Center
National Cancer Institute, National Institutes of Health
National Institute of Neurology
Osaka University
Riken Brain Science Institute
Royal Free Hospital School of Medicine
St. Mary's Hospital Medical School
Stanford University
Tulane University Medical Center
University of Arizona
University of British Columbia
University of California Los Angeles
University of Durham
University of East Anglia
University of Maryland
University of Massachusetts
University of Notre Dame
U.S. Army, Medical Research Institute
Veterans Administration Hospital, Loma Linda
Virginia Prostate Center
Wright State University

    Chiba University, Hisamitsu Pharmaceuticals, Jikei Medical College, National Cancer Center, National Institute of Neurology, Osaka University, Riken Brain Science Institute, Tanabe Pharmaceuticals and Yamanouchi Pharmaceuticals are customers of our Japanese distributor, Ciphergen Biosystems, K.K. This distributor accounted for 11% of our revenue in both 1999 and 2000. No other customer accounted for more than 10% of our revenue in 2000 or 1999.

  Research and Development

    Our ProteinChip System is a single technology platform, which we believe can be easily optimized for use in multiple markets. This flexibility allows us to rapidly introduce new applications and products from one field to other fields. Our research and development expenses were $7.5 million in 2000, $3.1 million in 1999, and $4.7 million in 1998. The total for 1998 includes $1.7 million of expenses for stock issued for research and development services performed by a key employee pursuant to a contingent performance agreement as part of the acquisitions of IllumeSys Pacific, Inc. and Ciphergen Technologies, Inc. The total for 2000 includes $521,000 in expenses for stock issued to Stanford Research Systems as a result of the achievement of research and development milestones under a joint development agreement.

    We have ongoing technology development programs for our ProteinChip Arrays, materials, surface chemistries, high-density biochip formats and manufacturing processes. In applied research, we are developing new applications in differential protein expression, quantitative protein interaction assays and protein characterization.

    Our research and development efforts related to our ProteinChip Readers includes research in the automation of sample introduction, high-sensitivity detection, improvement in system resolution and quantitation. In addition, we are developing new SELDI-based accessories for high resolution, tandem mass spectrometry, whose capabilities will further enhance our ProteinChip System.

  Manufacturing

    We manufacture our ProteinChip Readers and Arrays in our Fremont, California facility. We rely upon suppliers for certain components of our ProteinChip System, including Stanford Research Systems, which also performs specified design services for certain components of our ProteinChip Reader. We perform final assembly and quality control on our ProteinChip Reader at our facility. We purchase extruded aluminum for our ProteinChip Arrays from a third-party supplier. External vendors etch and base coat our ProteinChip Arrays. We apply all chemistries to the ProteinChip Arrays and perform final quality control at our facility. We intend to continue and may expand the subcontracting portions of our manufacturing processes when we think it best leverages the suppliers' manufacturing expertise, reduces costs or improves our ability to meet customer demand.

  Intellectual Property

    As of December 31, 2000, we owned, co-owned or licensed a patent portfolio of six issued U.S. patents and 23 pending U.S. patent applications, two allowed U.S. patent application as well as eleven issued foreign patents, 54 pending foreign patent applications and three international patent applications filed under the Patent Cooperation Treaty. In addition, the patent applications assigned or expected to be assigned exclusively to us include 13 pending U.S. patent applications, two allowed U.S. patent applications, 40 pending foreign patent applications and two international patent applications filed under the Patent Cooperation Treaty directed to applications of SELDI technology for research, diagnostics and drug screening, as well as to mass spectrometer instrumentation, software and chip arrays.

    Our subsidiaries, IllumeSys Pacific and Ciphergen Technologies, each sublicense from Molecular Analytical Systems, Inc., or MAS, the patents underlying our core SELDI technology. MAS holds an exclusive license from Baylor College of Medicine with respect to those patents. The MAS sublicenses provide us with the exclusive right under the Baylor patents to make, use and sell instruments, devices and non-drug consumables for use by customers in the life science, drug discovery and clinical diagnostics laboratory markets worldwide. The term of each sublicense is the life of the Baylor patents in each country where we do business or, if no patents issue in a particular country, April 2013. We may terminate the sublicenses upon six months notice, and MAS may terminate them in the event of our bankruptcy, or if a material breach remains uncured following 90 days notice of such breach. We pay MAS a royalty equal to 2% of revenues we generate related to the sublicense for four years from the date of first commercial sale, with an annual maximum royalty payment of $500,000 per sublicense. IllumeSys Pacific made its first commercial sale on April 1997. Ciphergen Technologies, Inc. has not made a sale. We have the right to any improvements we make to the SELDI technology.

    In June 2000, we received letters from MAS alleging that we materially breached the terms of the MAS sublicenses, and threatening termination if the alleged breaches are not cured. We believe that we have not committed a material breach of the sublicense agreements. In July 2000, we commenced litigation to confirm our position. In addition, MAS has opposed our application for a United States trademark on the term "SELDI." The specific facts and the status of these disputes with MAS are more fully described in the Risk Factors and Legal Proceedings sections hereof.

    Certain inventions covered by our licenses were developed under a grant from an agency of the United States government and, therefore, the government has a paid-up, non-exclusive, non-transferable license to those inventions and the right, in limited circumstances, to grant a license to others on reasonable terms. Our business could be harmed if the government exercises those rights.

  Competition

    Although we believe that we are currently the only company selling and delivering products with an integrated separations and molecular weight detection biochip platform for proteomics research, we expect to encounter intense competition from a number of companies that offer competing products using alternative technologies. We anticipate that competition will come primarily from companies providing products that incorporate established technologies, such as gel electrophoresis, liquid chromatography and mass spectrometry.

    In order to compete effectively, we will need to demonstrate the advantages of our ProteinChip System over alternative technologies and products. We will also need to demonstrate the potential economic value of our ProteinChip products relative to these alternative technologies and products. Some of the companies that provide these products include the Applied Biosystems division of Applera, Amersham Pharmacia Biotech, BioRad Laboratories, Bruker Daltonics, Boehringer-Manheim, Genomic Solutions, ThermoQuest Corporation and several smaller reagent and equipment companies. Our future success will depend in large part on our ability to establish and maintain a competitive position with respect to these and future technologies.

    We offer proteomics services through our Biomarker Discovery Centers. Our Biomarker Discovery Centers may compete with companies in the proteomics services area. We expect an increasing number of companies to provide proteomics services in the future.

    In many instances, our competitors have or will have substantially greater financial, technical, research, and other resources and larger, more established marketing, sales, distribution, and service organizations than we do. Moreover, competitors may have greater name recognition than we do, and may offer discounts as a competitive tactic. Our competitors may succeed in developing or marketing technologies or products that are more effective or commercially attractive than our products, or that would render our technologies and products obsolete. Also, we may not have the financial resources, technical expertise or marketing, distribution or support capabilities to compete successfully in the future.

  Environmental Matters

    International, federal, state and local requirements relating to the discharge of substances into the environment, the disposal of hazardous wastes and other activities affecting the environment may have an impact on our manufacturing operations. We believe that we are in material compliance with applicable environmental laws and regulations. To date, compliance with environmental requirements has been accomplished without material effect on our liquidity or capital resources.

  Employees

    As of December 31, 2000, we had 114 full-time employees worldwide, including 48 in sales and marketing, 36 in research and development, 15 in manufacturing and 15 in administration. Fifty four of our employees have Ph.D. degrees in chemistry, biology or biochemistry and many are experts in software and engineering. We have also engaged an additional 18 individuals as independent contractors. Ciphergen Biosystems, K.K. in Japan employs 10 people. Additionally, they engage two individuals as independent contractors. None of our employees is covered by a collective bargaining agreement and we believe that our relations with our employees are good. Ciphergen's success will depend in large part on our ability to attract and retain skilled and experienced employees.

ITEM 2.  PROPERTIES

    We currently lease a 61,000 square foot facility in Fremont, California. The lease for this facility expires in July 2008. We are subleasing approximately 27,000 square feet of the facility to an unrelated company for an 18 month term expiring in March 2002. In addition, we lease a sales office and Biomarker Discovery Center in Copenhagen, Denmark. That lease expires in March, 2003. We also lease a Biomarker Discovery Center facility in Malvern, Pennsylvania. That lease expires in September, 2005.

ITEM 3.  LEGAL PROCEEDINGS

    We currently are a party to the following legal proceedings:

    Ciphergen Biosystems, Inc., Ciphergen Technologies, Inc. and IllumeSys Pacific, Inc. v. Molecular Analytical Systems, Inc., LumiCyte, Inc. and T. William Hutchens. We instituted this proceeding against Molecular Analytical Systems, or MAS, and LumiCyte on July 12, 2000 in the Superior Court of the State of California for the County of Santa Clara, case number CV791094. In October 2000, we amended our complaint to make additional claims against MAS and LumiCyte and to add Dr. T. William Hutchens as an individual defendant. Dr. Hutchens is the Chief Executive Officer of both MAS and LumiCyte, a former officer and director of Ciphergen, and the beneficial owner of approximately 12.1% of Ciphergen's outstanding common stock. We brought the cause of action in response to the defendants' allegations that we materially breached two sublicense agreements relating to the SELDI technology between MAS and our subsidiaries, Ciphergen Technologies and IllumeSys Pacific, and threatened termination of those agreements. The defendants claim that our marketing and sale of SELDI information and service products to research laboratories and other customers, our sale of SELDI-derived software and the manner in which we operate our Biomarker Discovery Centers constitute material breaches of the agreements. Ciphergen denies that it has breached the sublicense agreements. Our cause of action seeks damages for unfair competition, misappropriation of trade secrets, and breach of contract, a declaration that we have the right to sell SELDI information and service products, including through our Biomarker Discovery Centers, a preliminary injunction preventing MAS from terminating the sublicense agreements, and further injunctive relief precluding defendants from operating in our licensed markets. In October 2000, MAS and LumiCyte filed a cross-complaint against Ciphergen, Ciphergen Technologies and IllumeSys Pacific. The cross-complaint seeks damages for breach of contract, intentional interference with prospective economic advantage, unfair competition, misappropriation of trade secrets, termination of the sublicense agreements, a declaration regarding the rights of the parties under the sublicense agreements, injunctive relief and the prevention of Ciphergen's use of alleged trade secrets of MAS. Ciphergen and MAS have entered into an agreement that provides that MAS's license termination notices are suspended pending the conclusion of the cause of action.

    The cause of action is currently in the discovery and pleadings phase, and neither party has received a decision from the court regarding their requests for relief. A case management conference has been scheduled by the court for May 15, 2001.

    We believe that our case has merit and we intend to pursue the litigation aggressively. Although we believe that the resolution of the litigation will not harm our ability to continue to pursue our business and strategy, litigation is unpredictable and we may not prevail. The court may determine that LumiCyte or others possess exclusive rights to provide information products and service products that we seek to exercise as part of our business described in this Form 10-K. The sublicense agreements referred to above provide for termination in the event of material breach. Therefore, if we lose the lawsuit, and if it were determined that the sublicense agreements had been breached by our activities, such as proteomics services for fees, there is a risk that our sublicense agreements to sell ProteinChip Readers and Arrays could be terminated. Substantially all of our revenue is derived from products relying on technology covered by the sublicense agreements. If the agreements were terminated and we were unable to obtain a license to these rights, we would be precluded from selling any SELDI-based products within the scope of the Baylor patents, we would no longer generate revenue from the sale of these products and we would have to revise our business direction and strategy.

    Molecular Analytical Systems, Inc. v. Ciphergen Biosystems, Inc. Molecular Analytical Systems filed this proceeding on December 9, 1999 in the United States Trademark Trial and Appeal Board as Opposition No. 116,315, in response to our application for registration of the term "SELDI" as a trademark. MAS is seeking to have the trademark registered in its name. The Trademark Trial and Appeal Board has suspended the proceedings until resolution of the pending litigation described above.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted to a vote of the security holders during the fourth quarter of 2000.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Our common stock has been quoted on the Nasdaq National Market under the symbol "CIPH" since the effective date of our initial public offering ("IPO") on September 28, 2000. Prior to this time, there was no public market for our stock. The closing price for our common stock on March 30, 2001 was $4.4375 per share. The following table sets forth the high and low sales prices per share of our common stock as reported on the Nasdaq National Market for the periods indicated.

	Sale Price
	High	Low
Fiscal 2000:
Fourth Quarter	$39.4375	$9.50

    We currently expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. As of March 31, 2001, there were approximately 237 holders of record of our common stock.

    On October 3, 2000, we completed our IPO pursuant to a Registration Statement on Form S-1 (File No. 333-32812). In the IPO, we sold an aggregate of 6,325,000 shares of common stock (including an over-allotment option of 825,000 shares) at $16 per share. The offering generated aggregate gross proceeds of approximately $101.2 million and aggregate net proceeds of approximately $92.4 million, after deducting underwriting discounts and commissions of approximately $7.1 million and expenses of the offering of approximately $1.7 million. We intend to use the net proceeds for working capital, establishing additional Biomarker Discovery Centers, expanding facilities, selected strategic investments or acquisitions and general corporate purposes.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

    The following tables reflect selected summary consolidated financial data for each of the last five fiscal years. This data should be read in conjunction with the consolidated financial statements and notes thereto, and with Item 7, "Management's Discussion and Analysis of Results of Operations and Financial Condition" in this Form 10-K.

	Years Ended December 31,
	2000	1999	1998	1997	1996
	(in thousands, except per share data)
Statement of Operations Data:
Revenue:
Product revenue	$7,871	$4,128	$2,308	$1,283	$335
Revenue from related parties	1,064	882	625	—	—

Total revenue	8,935	5,010	2,933	1,283	335

Cost of revenue:
Product revenue	2,893	1,402	843	1,002	412
Revenue from related parties	587	306	225	—	—

Total cost of revenue	3,480	1,708	1,068	1,002	412

Gross profit	5,455	3,302	1,865	281	(77)

Operating expenses:
Research and development	7,475	3,139	4,733	3,249	1,906
Sales and marketing	9,001	4,989	2,662	1,315	421
General and administrative	11,322	2,799	2,100	1,332	650
Amortization of intangible assets	318	365	279	164	—

Total operating expenses	28,116	11,292	9,774	6,060	2,977

Loss from operations	(22,661)	(7,990)	(7,909)	(5,779)	(3,054)
Interest and other income (expense), net	2,357	(56)	(143)	(226)	(102)

Net loss	(20,304)	(8,046)	(8,052)	(6,005)	(3,156)
Dividend related to beneficial conversion feature of preferred stock	(27,228)	—	—	—	—

Net loss attributable to common stockholders	$(47,532)	$(8,046)	$(8,052)	$(6,005)	$(3,156)

Basic and diluted net loss per share attributable to common stockholders (1)	$(4.09)	$(1.26)	$(1.62)	$(2.07)	$(3.70)

Weighted average shares used in computing basic and diluted net loss per share attributable to common stockholders (1)	11,635	6,397	4,970	2,903	854

	As of December 31,
	2000	1999	1998	1997	1996
Balance Sheet Data:
Cash and cash equivalents	$107,633	$2,799	$7,002	$416	$900
Working capital	108,020	1,533	6,616	(1,958)	1,063
Total assets	118,948	6,844	11,144	2,869	2,219
Long-term debt and capital lease obligations, net of current portion	424	483	381	576	474
Convertible preferred stock and warrants	—	25,694	24,619	10,425	7,506
Total stockholders' equity (deficit)	113,152	(22,938)	(16,275)	(11,375)	(6,404)

(1)
The share and per share data shown above have been restated to reflect Ciphergen's 0.43-for-one reverse stock split, effective September 2000.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Overview

    We develop, manufacture and sell our ProteinChip System, which consists of disposable ProteinChip Arrays, a ProteinChip Reader and ProteinChip Software. We market and sell our products primarily to research biologists in pharmaceutical and biotechnology companies and academic and government research laboratories. As part of our early product design effort, in February 1995, we signed an agreement with Stanford Research Systems, a California based manufacturer of electronic test equipment, to assist in this development. As part of our early market research activities, in the fourth quarter of 1996, we began selling an early prototype of our reader, which we purchased from a supplier in the U.K., combined with our own software. In April 1997, we acquired IllumeSys Pacific, Inc., which held specific rights to the SELDI technology for the life science research market. Our first designed and manufactured system, the ProteinChip System, Series PBS I, was available for customer shipment for additional market research in the third quarter of 1997, and we discontinued supplying the U.K.-purchased system. In July 1998, we acquired Ciphergen Technologies, Inc., which held specific rights to the SELDI technology in other life science markets. During 1999, we initiated an expanded marketing program and in May began shipping our first commercial product, the ProteinChip System, Series PBS II.

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

    Since 1997, we have used our resources primarily to develop our proprietary ProteinChip System and establish marketing and sales for commercialization of our products. Since our inception we have incurred significant losses and as of December 31, 2000 we had an accumulated deficit of $48.9 million.

    We recognize revenue in accordance with Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements". Revenue from the sale of our ProteinChip System and disposable ProteinChip Arrays is recognized at the time of shipment provided no significant obligations remain and collections of the receivables are deemed probable. Currently, most of the units of our ProteinChip System placed in the field generate a recurring revenue stream from the sale of disposables. We expect the volume of disposables purchased from each site to increase over time as customers become increasingly familiar with the technology and adopt our ProteinChip System for a broader range of proteomics research programs. Our sales are currently driven by the need for better tools to perform protein biomarker discovery, characterization and assay development.

    Our expenses have consisted primarily of costs incurred in manufacturing our ProteinChip System, including materials, labor and overhead costs, marketing and sales activities, research and development programs, and general and administrative costs associated with our operations. We expect our cost of revenue to increase in the future as we sell additional units of our ProteinChip System and Arrays, but to decrease as a percent of total revenue as we gain efficiencies from spreading our fixed costs over a greater number of units. Our selling expenses will increase as we continue to commercialize our products and expand our sales force. We expect our research and development expenses to increase in the future as we continue to improve and develop products. Expansion of our facilities and the additional obligations of a public reporting entity will also add to our expenses. As a result, we expect to incur losses for the foreseeable future. Our current products do not provide sufficient revenue for us to become profitable. To become profitable, we will need to increase unit sales of our ProteinChip System and generate significant sales of disposable ProteinChip Arrays.

    Effective July 2000, we began an eight-year lease of a 30,000 square foot building in Fremont, California. The lease was subsequently amended to add another approximately 31,000 square feet, of which we sublease 27,000 square feet to an unrelated company. The new building houses most of our California based employees, as well as a Biomarker Discovery Center. We expect to incur facilities costs of approximately $1.6 million per year in connection with our new facility. We use approximately 8% of the Fremont space for a Biomarker Discovery Center for which we expect to incur approximately $140,000 in facilities costs per year. In the first quarter of 2000, we also established our Scandinavian headquarters for sales and service and a Biomarker Discovery Center facility in Copenhagen, Denmark, with annual facilities costs of approximately $90,000. In the fourth quarter of 2000, we leased a Biomarker Discovery Center facility near Philadelphia, Pennsylvania, with annual facilities costs of approximately $60,000. We do not have customers or partnerships for the Copenhagen facility at this time. Until we initiate such revenue producing arrangements, we will deploy the staff and facility on product development projects and product demonstrations for potential partnerships.

    We have a limited history of operations and we anticipate that our quarterly results of operations will fluctuate for the foreseeable future due to several factors, including market acceptance of current and new products, the length of the sales cycle and timing of significant orders, the timing and results of our research and development efforts, the introduction of new products by our competitors and possible patent or license issues. Our limited operating history makes accurate prediction of future results of operations difficult or impossible.

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

Results of Operations

Comparison of Years Ended December 31, 2000, 1999, and 1998

  Revenue

    Revenue was $8.9 million in 2000, $5.0 million in 1999 and $2.9 million in 1998. The increase in revenue from 1999 to 2000, which was $3.9 million or 78%, was largely driven by increased unit sales of ProteinChip Systems, and by an increase in ProteinChip Array sales. The increase in revenue from 1998 to 1999, which was $2.1 million or 71%, was primarily due to increases in unit sales of our ProteinChip System, increases in sales of ProteinChip Arrays and price increases in connection with the introduction of our first commercial product, the ProteinChip System, Series PBS II. Substantially all of our revenues in Asia were derived from Ciphergen Biosystems, K.K. or, in 1998, from Sumitomo Corporation as part of the establishment of the joint venture.

  Cost of Revenue

    Cost of revenue was $3.5 million in 2000, $1.7 million in 1999 and $1.1 million in 1998. From 1999 to 2000, cost of revenue increased $1.8 million or 104%. This increase was primarily due to an increase in unit sales of our ProteinChip System. Cost of revenue as a percent of revenue increased from 34% to 39%, due to an increase in staffing and increased deferred stock compensation. From 1998 to 1999, cost of revenue increased $640,000 or 60%. This increase was also due to an increase in unit sales of our ProteinChip System. Cost of revenue as a percent of revenue decreased from 36% to 34%, primarily as a result of manufacturing efficiencies as unit volumes of our ProteinChip System and Arrays manufactured increased. Stock-based compensation expense in cost of revenue was $269,000 in 2000, $39,000 in 1999 and $2,000 in 1998.

  Operating Expenses

    Research and Development.  Research and development expenses were $7.5 million in 2000, $3.1 million in 1999 and $4.7 million in 1998. From 1999 to 2000, research and development expenses increased $4.3 million or 138%. This increase was largely due to a $1.1 million increase in salary expense related to increased staffing, an increase of $0.9 million in facilities costs, an increase of $0.4 million in outside services, and a $1.8 million increase in stock-based compensation. Two non-cash milestone payments to Stanford Research Systems in the form of stock grants totaling $521,000 were made in 2000. From 1998 to 1999, research and development expenses decreased $1.6 million or 34%. The decrease was primarily due to a one-time, non-cash charge of $1.7 million in compensation expense in 1998, related to an employee retained following our acquisition of IllumeSys Pacific, Inc. Stock-based compensation expense in research and development expenses was $2.0 million in 2000 (including the $521,000 in milestone payments described above), $206,000 in 1999 and $1.9 million in 1998 (including the one-time charge of $1.7 million described above). We expect research and development expenses to increase in 2001.

    Sales and Marketing.  Sales and marketing expenses were $9.0 million in 2000, $5.0 million in 1999 and $2.7 million in 1998. From 1999 to 2000, sales and marketing expenses increased $4.0 million or 80%. This was principally due to more than doubling of the sales and marketing staff and increased promotional activities to further develop public awareness of our ProteinChip System. In addition, deferred stock compensation increased $0.9 million from 1999 to 2000. From 1998 to 1999, sales and marketing expenses increased $2.3 million or 87%. This increase was primarily due to additional salaries and related costs associated with newly hired sales personnel, marketing activities associated with the launch of the ProteinChip, Series PBS II and increases in general product promotion activities. Stock- based compensation expense in sales and marketing expenses was $1.4 million in 2000, $476,000 in 1999 and $33,000 in 1998. We expect sales and marketing expenses to increase in 2001.

    General and Administrative.  General and administrative expenses were $11.3 million in 2000, $2.8 million in 1999 and $2.1 million in 1998. From 1999 to 2000, general and administrative expenses increased $8.5 million or 305%. The majority of this increase was due to the increase in stock-based compensation of $5.6 million. Additionally, compensation expense increased $1.3 million as the general and administrative staff more than doubled to provide the infrastructure necessary to support the increased activity of the company, and legal fees increased $1.0 million. From 1998 to 1999, general and administrative expenses increased $699,000 or 33%. This increase was primarily due to business development consulting expenses, legal and filing fees related to intellectual property, and to additional salaries and related costs associated with newly hired employees and contractors in business development and accounting. Stock-based compensation expense in general and administrative expense totaled $6.2 million in 2000, $623,000 in 1999 and $678,000 in 1998. We expect general and administrative expenses to increase in 2001.

    Interest and Other Income (Expense), net.  Interest income was $2.6 million in 2000, $245,000 in 1999 and $175,000 in 1998. The increase from 1999 to 2000 was due primarily to larger average balances in our investments resulting from the proceeds related to the Series E preferred stock offering in March 2000 and proceeds from the initial public offering in September 2000. The increase from 1998 to 1999 was due primarily to larger average balances in investments resulting from the Series D preferred stock offering in July and September 1998.

    Interest expense was $170,000 in 2000, $179,000 in 1999 and $488,000 in 1998. The decrease from 1999 to 2000 was primarily due to a net decrease in debt of $1.2 million. The decrease from 1998 to 1999 was primarily due to the decrease in amortization of debt discount for warrants issued in connection with bridge loans in 1998, from $229,000 in 1998 to $19,000 in 1999.

    Other income (expense) was $27,000 in 2000, $37,000 in 1999 and $170,000 in 1998. In 1999, we received a $315,000 prepayment from Ciphergen Biosystems, K.K. for support and service, which is being recognized over the ten year life of the agreement.

    We recorded our 30% share of the loss incurred by Ciphergen Biosystems, K.K., totaling $144,000 in 2000 and $159,000 in 1999 as equity in net loss of joint venture.

  Income Taxes

    We have incurred net losses since inception and consequently are not subject to corporate income taxes to the extent of our tax loss carryforwards. At December 31, 2000 we had net operating loss carryforwards of approximately $28.7 million for federal and $14.8 million for state tax purposes. If not utilized, these carryforwards will begin to expire beginning in 2009 for federal purposes and 2002 for state purposes. We have research credit carryforwards of approximately $888,000 and $534,000 for federal and state tax purposes, respectively. If not utilized, the federal carryforwards will expire in various amounts beginning in 2009. The California credit can be carried forward indefinitely. The utilization of net operating loss carryforwards to reduce future income taxes will depend on our ability to generate sufficient taxable income prior to the expiration of the net operating loss carryforwards. In addition, the maximum annual use of the net operating loss carryforwards may be limited in situations where changes occur in our stock ownership.

  Liquidity and Capital Resources

    From inception through December 31, 2000 we have financed our operations principally with $18.5 million from the sales of products and services to customers, and with equity financings totaling $157.0 million. This includes the $101.2 million initial public offering in September 2000 and the $29.0 million Series E Preferred Stock financing in March 2000. We had cash balances of $107.6 million and working capital of $108.0 million at December 31, 2000. Long-term debt and capital lease obligations at December 31, 2000 were $840,000.

    Net cash used in operating activities was $10.0 million in 2000, which was primarily the result of net losses in operations. We expect net cash used in operating activities to increase in 2001 as we continue to expand our operating activities.

    Net cash used in investing activities was $4.6 million in 2000, which consisted principally of capital equipment purchases. We expect to acquire additional capital equipment on an ongoing basis as we add staff, increase capacity and improve capabilities. We anticipate capital expenditures of approximately $600,000 for each Biomarker Discovery Center we establish, consisting of laboratory equipment, leasehold improvements, office furnishings and computers.

    Net cash provided by financing activities was $119.5 million in 2000, largely as a result of our initial public offering and the Series E Preferred Stock financing.

    We may be required to raise additional capital through a variety of sources, including the public equity market, private financings, collaborative arrangements and debt. If additional capital is raised through the issuance of equity or securities convertible into equity, our stockholders may experience dilution, and such securities may have rights, preferences or privileges senior to those of the holders of the common stock. Additional financing may not be available to us on favorable terms, if at all. If we are unable to obtain financing, or to obtain it on acceptable terms, we may be unable to execute our business plan.

  Recent Accounting Pronouncements

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Financial Instruments and for Hedging Activities" ("SFAS 133") which provides a comprehensive and consistent standard for hedging activities. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137 which defers the effective date of SFAS 133 to years beginning after June 15, 2000. The Company adopted SFAS 133 in the first quarter of 2001. We do not anticipate that SFAS 133 will have a material impact on our results of operations or financial condition.

RISK FACTORS

We expect to continue to incur net losses in the foreseeable future. If we are unable to significantly increase our revenues, we may never achieve profitability.

    From our inception in December 1993, through December 31, 2000, we have generated cumulative revenue of approximately $18.5 million and have incurred net losses of approximately $48.9 million. We have experienced significant operating losses each year since our inception and expect these losses to continue for the next several years. For example, we experienced net losses of approximately $20.3 million in 2000, $8.0 million in 1999, and $8.1 million in 1998. Our losses have resulted principally from costs incurred in research and development, sales and marketing, and general and administrative costs associated with our operations. These costs have exceeded our revenue, which, to date, has been generated principally from product sales. We expect to incur additional operating losses and these losses may be substantial as a result of increases in expenses for manufacturing, marketing and sales capabilities, research and product development and general and administrative costs. We may never achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

If we fail to successfully develop and commercialize our products, our revenue will not increase and we will not achieve profitability.

    We began full commercialization of our products in May 1999. Our success will depend on our ability to continue to develop and expand commercial sales of our ProteinChip System, including our ProteinChip Arrays. In addition, we may encounter difficulties in producing our ProteinChip System or we may not be able to produce it economically, we may fail to achieve expected performance levels, or we may have to set a price for it that is unacceptable to our customers. We may not be able to successfully develop and commercialize our ProteinChip System or any other products on a timely basis, achieve anticipated performance levels, gain industry acceptance of such products or develop a profitable business.

If we are unable to maintain our licensed rights to the SELDI technology, we may lose the right to produce our ProteinChip Systems and products based on the SELDI technology.

    Our commercial success depends on our ability to maintain our sublicenses to the SELDI technology. We acquired our core SELDI technology, which was originally developed at the Baylor College of Medicine, pursuant to royalty-bearing sublicenses in the fields in which we operate. Our rights under these sublicenses are set forth in agreements between MAS, the exclusive licensee of the Baylor patents, and our subsidiaries, IllumeSys Pacific, Inc. and Ciphergen Technologies, Inc.

    In July 2000, in response to MAS's claims that we had materially breached the sublicense agreements and threatened termination of the sublicense agreements, we filed a lawsuit against MAS and LumiCyte requesting a declaration that we have the right to sell information and service products, including through our Biomarker Discovery Centers, and requesting a preliminary injunction preventing MAS from terminating the sublicense agreements. In October 2000, we made additional claims against MAS and LumiCyte and added Dr. T. William Hutchens as an individual defendant. Dr. Hutchens is the Chief Executive Officer of both MAS and LumiCyte, a former officer and director of Ciphergen, and the beneficial owner of approximately 12.1% of the Company's outstanding common stock.

    We believe that our cause of action has merit and we intend to pursue the litigation aggressively. Although we believe that the resolution of the litigation will not harm our ability to continue to pursue our business and strategy, litigation is unpredictable and we may not prevail. The court may determine that LumiCyte or others possess exclusive rights to provide information products and service products that we seek to exercise as part of our business described in this Form 10-K. The sublicense agreements referred to above provide for termination in the event of material breach. Therefore, if we do not prevail in our cause of action, and if the court determines that we have materially breached the sublicense agreements, there is a risk that the sublicense agreements could be terminated. Substantially all of our revenue is derived from products relying on technology covered by the sublicense agreements. If the agreements were terminated and we were unable to obtain a license to these rights, we would be precluded from selling any SELDI-based products within the scope of the Baylor patents, we would no longer generate revenue from the sale of these products and we would have to revise our business direction and strategy. See "Legal Proceedings."

If we are unable to reduce our lengthy sales cycle, our ability to become profitable will be harmed.

    Our ability to obtain customers for our products depends in significant part upon the perception that our products and services can help enable protein biomarker discovery, characterization and assay development. From the time we make initial contact with a potential customer until we receive a binding purchase order typically takes between a few months to one year. Our sales effort requires the effective demonstration of the benefits of our products to and significant training of many different departments within a potential customer. These departments might include research and development personnel and key management. In addition, we may be required to negotiate agreements containing terms unique to each customer. We may expend substantial funds and management effort and may not be able to successfully sell our products or services in a short enough time to achieve profitability.

We may need to raise additional capital in the future, and if we are unable to secure adequate funds on terms acceptable to us, we may be unable to execute our business plan.

    We currently anticipate that current cash resources will be sufficient to meet our anticipated financial needs for at least the next two years. However, we may need to raise additional capital sooner in order to develop new or enhanced products or services, establish Biomarker Discovery Centers and other facilities, acquire complementary products, businesses or technologies to respond to competitive pressures. If we are unable to obtain financing, or to obtain it on acceptable terms, we may be unable to successfully execute our business plan.

If we are unable to establish the accuracy and utility of our products, we will not achieve market acceptance.

    We introduced our second generation ProteinChip System, Series PBS II, and second generation ProteinChip Arrays in May 1999. The commercial success of our ProteinChip System will depend upon validating its accuracy and utility for additional biological applications and increasing its market acceptance by researchers in pharmaceutical and biotechnology companies, academic and government research centers and clinical reference laboratories. If the accuracy of our ProteinChip System in providing commercially useful protein information proves to be not equal to or better than current technologies, it could seriously undermine market acceptance of our products and reduce the likelihood that we will ever achieve profitability.

If we are unable to provide our customers with software that enables the integration and analysis of large volumes of data, the acceptance and use of our products may be limited.

    The successful commercial research application of our products requires that they enable researchers to process and analyze large volumes of data and to integrate the results into other phases of their research. The nature of our software enables a level of integration and analysis that is adequate for many projects. However, if we do not continue to develop and improve the capabilities of our ProteinChip Software to perform more complex analyses of customer samples and to meet increasing customer expectations, our products may not gain market acceptance, we may lose our current customers and we may be unable to develop a profitable business.

If we do not effectively manage growth, management attention could be diverted and our ability to increase revenues and profitability could be harmed.

    We are rapidly and significantly expanding our operations, which is placing a significant strain on our financial, managerial and operational resources. For example, we have recently relocated our corporate headquarters and plan to significantly increase our worldwide sales force and other personnel, and plan to establish additional Biomarker Discovery Centers. These changes could divert management attention or otherwise disrupt our operations. In order to achieve and manage this growth effectively, we must continue to improve and expand our operational and financial management capabilities and resources. Moreover, we will need to effectively train, integrate, motivate and retain our employees. Our failure to manage our growth effectively could damage our ability to increase revenue and become profitable.

If we are unable to successfully expand our limited manufacturing capacity, we may encounter manufacturing and quality control problems as we increase our efforts.

    We currently have only one manufacturing facility at which we produce limited quantities of our ProteinChip Arrays and ProteinChip Readers. Some aspects of our manufacturing processes may not be easily scalable to allow for production of our ProteinChip Arrays or ProteinChip Readers in larger volumes, resulting in higher than anticipated material, labor and overhead costs per unit. As a result, manufacturing and quality control problems may arise as we increase our level of production. We may not be able to increase our manufacturing capacity in a timely and cost-effective manner and we may experience delays in manufacturing new products. If we are unable to consistently manufacture our ProteinChip Arrays and ProteinChip Readers on a timely basis because of these or other factors, we will not be able to meet anticipated demand. As a result, we may lose sales and fail to generate increased revenue and become profitable.

We face intense competition in our current and potential markets and if our competitors develop new technologies or products, our products may not achieve market acceptance and may fail to capture market share.

    Competition in our existing and potential markets is intense and we expect it to increase. Currently, our principal competition comes from existing technologies that are used to perform many of the same functions for which we market our ProteinChip System. The major technologies that compete with our ProteinChip System are liquid chromatography-mass spectrometry and 2D-gel electrophoresis-mass spectrometry. In the life science research market, protein research tools are currently provided by a number of companies. Several companies also provide products and services, some of which may be competitive with ours. In many instances these competitors may have substantially greater financial, technical, research and other resources and larger, more established marketing sales distribution and service organizations than we do. Additionally, our potential customers may internally develop competing technologies. If we fail to compete effectively with these technologies and products, or if competitors develop significant improvements in protein detection systems or develop systems that are easier to use, our products may not achieve market acceptance and our sales may decrease.

If the government grants a license to others to the SELDI technology, it may harm our business.

    Some of the inventions covered by the sublicense agreements were developed under a grant from an agency of the U.S. government and therefore the government has a paid-up nonexclusive nontransferable license to those inventions and the right in limited circumstances to grant a license to others on reasonable terms. If the government exercises those rights our business could be harmed.

If a competitor infringes our proprietary rights, we may lose any competitive advantage we may have as a result of diversion of management time, enforcement costs and the loss of the exclusivity of our proprietary rights.

    Our commercial success depends in part on our ability to maintain and enforce our proprietary rights. We rely on a combination of patents, trademarks and trade secrets to protect our technology and brand. In addition to our licensed SELDI technology, we also have submitted patent applications directed to subsequent technological improvements and application of the SELDI technology. Our patent applications may not result in us being granted additional patents.

    If competitors engage in activities that infringe our proprietary rights, our management's focus will be diverted and we may incur significant costs in asserting our rights. We may not be successful in asserting our proprietary rights, which could result in our patents being held invalid or a court holding that the competitor is not infringing, either of which would harm our competitive position. We cannot be sure that others will not design around our patented technology.

    We also rely upon the skills, knowledge and experience of our technical personnel. To help protect our rights, we require all employees to enter into confidentiality agreements that prohibit the disclosure of confidential information to anyone outside of us. These agreements may not provide adequate protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use or disclosure.

If others successfully assert their proprietary rights against us, we may be precluded from making and selling our products or we may be required to obtain licenses to use their technology.

    Our success also depends on avoiding infringing on the proprietary technologies of others. We are aware of third parties whose business involves the use of mass spectrometry for the analysis of proteins and DNA. Certain of these parties have issued patents or pending patent applications on technology that they might assert against us. If they successfully make such assertions, we may be required to obtain licenses to use that technology and such licenses may not be available on commercially reasonable terms, if at all. We may incur substantial costs defending ourselves in lawsuits against charges of patent infringement or other unlawful use of another's proprietary technology. Any such lawsuit may not be decided in our favor, and if we are found liable, we may be subject to monetary damages or injunction against using their technology.

If we are unsuccessful in obtaining a federal registration for the SELDI trademark and we are successfully sued for trademark infringement, we may be required to license the mark or change the name of our technology and incur associated costs.

    MAS has opposed our trademark application for the SELDI mark on the basis of alleged earlier use of SELDI. That opposition remains pending. As a result, we may not be successful in obtaining a federal registration for the mark and may be sued by Molecular Analytical Systems for trademark infringement based on Molecular Analytical Systems' prior claimed rights to the SELDI mark. If Molecular Analytical Systems is successful, we will have to license rights to the mark or not use the name, and we will be subjected to costs and damages.

We rely on single-source suppliers for many components of our ProteinChip System and if we are unable to obtain components we would be harmed and our operating results would suffer.

    We depend on many single-source suppliers for the necessary materials and components required to assemble our products. Because of limited quantities of products manufactured at this stage of our development it is not economically feasible to qualify and maintain alternate vendors for most components of our ProteinChip Reader and ProteinChip Arrays. We have occasionally experienced delays in receiving components resulting in manufacturing delays. If we are unable to procure the necessary materials and components from our current vendors, we will have to arrange new sources of supply and our materials and components shipments could be delayed, harming our ability to assemble and manufacture our ProteinChip Reader and ProteinChip Arrays, and our ability to sustain or increase revenue could be harmed. As a result, our costs could increase and our profitability could be harmed.

If there are reductions in research funding, the ability of our existing and prospective research customers to purchase our products could be seriously harmed.

    A significant portion of our products for research use is likely to be sold to universities, government research laboratories, private foundations and other institutions where funding is dependent upon grants from government agencies, such as the National Institutes of Health. Government funding for research and development has fluctuated significantly in the past due to changes in congressional appropriations. Research funding by the government may be significantly reduced in the future. Any such reduction may seriously harm the ability of our existing and prospective research customers to purchase our products or reduce the number of ProteinChip Arrays used. Limitations in funding for commercial, academic and biotechnology and pharmaceutical companies that are the potential customers for our ProteinChip System and ProteinChip Arrays and cost containment pressures for biomedical research may limit our ability to sell our products.

Consolidation in the pharmaceutical and biotechnology industries may reduce the size of our target market and cause a decrease in our revenue.

    Consolidation in the pharmaceutical and biotechnology industries is generally expected to occur. Planned or future consolidation among our current and potential customers could decrease or slow sales of our technology and reduce the markets our products target. Any such consolidation could limit the market for our products and seriously harm our ability to achieve or sustain profitability.

If we are unable to attract clients for our Biomarker Discovery Centers, we may not be successful in furthering adoption of our products and technology and achieving profitability.

    An element of our business strategy is to establish Biomarker Discovery Centers in part through partnerships with academic and government research centers, and pharmaceutical and biotechnology companies. Although we are currently in negotiation with potential partners and clients, to date we have entered into only a few such arrangements. Failure to enter into additional arrangements could limit adoption of our products and prevent us from achieving profitability.

We rely on a continuous power supply to conduct our operations, and California's current energy crisis could disrupt our operations and increase our expenses.

    California is in the midst of an energy crisis that could disrupt our operations and increase our expenses. In the event of an acute power shortage, California has on some occasions implemented, and may in the future continue to implement, rolling blackouts throughout California. We currently do not have backup generators or alternate sources of power in the event of a blackout, and our current insurance does not provide coverage for any damages we or our customers may suffer as a result of any interruption in our power supply. If blackouts interrupt our power supply, we would be temporarily unable to continue operations at our main facility in Fremont. Any such interruption in our ability to continue operations at our Fremont facility could damage our reputation, harm our ability to retain existing customers and to obtain new customers, and could result in lost revenue, any of which could substantially harm our business and results of operations.

    Furthermore, the deregulation of the energy industry instituted in 1996 by the California government has caused power prices to increase. If wholesale power prices continue to increase, our operating expenses will likely increase, as our main facility is located in Fremont, California.

Our stock price has been highly volatile, and your investment could suffer a decline in value.

    The trading price of our common stock has been highly volatile and could continue to be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:

  •
  actual or anticipated variations in quarterly operating results;

  •
  failure to achieve, or changes in, financial estimates by securities analysts;

  •
  announcements of new products or services or technological innovations by us or our competitors;

  •
  conditions or trends in the pharmaceutical, biotechnology and life science industries;

  •
  announcements by us of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

  •
  additions or departures of key personnel;

  •
  sales of our common stock; and

  •
  developments regarding our patents or other intellectual property or that of our competitors.

    In addition, the stock market in general, and the Nasdaq National Market and the market for technology companies in particular, have experienced significant price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Further, there has been particular volatility in the market prices of securities of life science companies. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted. A securities class action suit against us could result in substantial costs, potential liabilities and the diversion of management's attention and resources.

There may not be an active, liquid trading market for our common stock.

    There is no guarantee that an active trading market for our common stock will be maintained on the Nasdaq Stock Market's National Market. You may not be able to sell your shares quickly or at the latest market price if trading in our stock is not active.

The large number of shares of our common stock which recently became eligible for public sale could cause our stock price to decline.

    The market price of our common stock could decline as a result of sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur. In addition, these factors could make it more difficult for us to raise funds through future offerings of common stock. All of the shares sold in our recently completed initial public offering will be freely transferable without restriction or further registration under the Securities Act, except for any shares purchased by our "affiliates," as defined in Rule 144 of the Securities Act. The remaining shares of common stock outstanding will be "restricted securities" as defined in Rule 144. These shares may be sold in the future without registration under the Securities Act, to the extent permitted by Rule 144 or other exemptions under the Securities Act.

    On January 11, 2001 we registered 2,797,216 shares of common stock that are reserved for issuance upon exercise of options granted under our stock option and employee stock purchase plans. These shares can be sold in the public market upon issuance, subject to restrictions under the securities laws applicable to resales by affiliates.

Anti-takeover provisions in our charter and bylaws and under Delaware law could make a third party acquisition of us difficult.

    Our certificate of incorporation and bylaws contain provisions that could make it more difficult for a third party to acquire us, even if doing so might be deemed beneficial by our stockholders. These provisions could limit the price that investors might be willing to pay in the future for shares of our common stock. We are also subject to certain provisions of Delaware law that could delay, deter or prevent a change in control of us.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

  Quantitative and Qualitative Disclosure about Market Risk

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

    All of our revenue is realized in U.S. dollars. Therefore, we do not believe that we currently have any significant direct foreign currency exchange rate risk.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Ciphergen Biosystems, Inc.

    In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Ciphergen Biosystems, Inc. and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PRICEWATERHOUSECOOPERS LLP

San Jose, California
February 15, 2001

CIPHERGEN BIOSYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2000	1999
ASSETS
Current assets:
Cash and cash equivalents	$107,633	$2,799
Accounts receivable, net of allowance for doubtful accounts of $160 and $100, respectively	2,949	680
Accounts receivable from related parties	75	318
Inventories, net	1,322	722
Prepaid expenses and other current assets	969	322

Total current assets	112,948	4,841
Property and equipment, net	4,687	867
Goodwill and other intangible assets, net	379	697
Notes receivable from related parties	304	261
Investment in joint venture	12	156
Other long-term assets	618	22

Total assets	$118,948	$6,844

LIABILILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$906	$728
Accounts payable to related party	13	42
Accrued liabilities	2,877	931
Deferred revenue	579	161
Deferred revenue from related parties	137	134
Current portion of capital lease obligations	234	121
Current portion of long-term debt	182	366
Line of credit	—	825

Total current liabilities	4,928	3,308
Deferred revenue	128	45
Deferred revenue from related parties	221	252
Capital lease obligations, net of current portion	307	184
Long-term debt, net of current portion	117	299
Other long term liabilities	95	—

Total liabilities	5,796	4,088

Commitments and contingencies (Note 6)
Convertible preferred stock, $0.001 par value
Authorized: 12,900,000 shares at December 31, 1999
Issued and outstanding: 8,230,755 shares at December 31, 1999	—	25,339

Preferred stock warrants (Note 8)	—	355

Stockholders' equity (deficit):
Preferred stock, $0.001 par value
Authorized: 5,000,000 shares at December 31, 2000
Issued and outstanding: none
Common stock, $0.001 par value
Authorized: 80,000,000 shares at December 31, 2000 and 25,800,000 shares at December 31, 1999
Issued and outstanding: 26,783,731 shares at December 31, 2000 and 6,852,893 shares at December 31, 1999	27	6
Additional paid-in capital	175,694	9,816
Notes receivable from stockholders	(1,294)	(488)
Deferred stock compensation	(12,362)	(3,687)
Accumulated other comprehensive loss	(24)	—
Accumulated deficit	(48,889)	(28,585)

Total stockholders' equity (deficit)	113,152	(22,938)

Total liabilities, convertible preferred stock and stockholders' equity (deficit)	$118,948	$6,844

The accompanying notes are an integral part of these consolidated financial statements.

CIPHERGEN BIOSYSTEMS, INC.

CONDOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Years ended December 31,
	2000	1999	1998
Revenue:
Product and maintenance revenue	$7,871	$4,128	$2,308
Revenue from related parties	1,064	882	625

Total revenue	8,935	5,010	2,933

Cost of revenue:
Product and maintenance revenue	2,893	1,402	843
Revenue from related parties	587	306	225

Total cost of revenue	3,480	1,708	1,068

Gross profit	5,455	3,302	1,865

Operating expenses:
Research and development	7,475	3,139	4,733
Sales and marketing	9,001	4,989	2,662
General and administrative	11,322	2,799	2,100
Amortization of intangible assets	318	365	279

Total operating expenses	28,116	11,292	9,774

Loss from operations	(22,661)	(7,990)	(7,909)
Interest income	2,644	245	175
Interest expense	(170)	(179)	(488)
Other income (expense), net	27	37	170
Equity in net loss of joint venture	(144)	(159)	—

Net loss	(20,304)	(8,046)	(8,052)
Dividend related to beneficial conversion feature of preferred stock	(27,228)	—	—

Net loss attributable to common stockholders	$(47,532)	$(8,046)	$(8,052)

Net loss per share attributable to common stockholders:
Basic and diluted	$(4.09)	$(1.26)	$(1.62)

Shares used in computing net loss per share attributable to common stockholders	11,635	6,397	4,970

The accompanying notes are an integral part of these consolidated financial statements.

CIPHERGEN BIOSYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

(in thousands)

	Common Stock
			Additional Paid-In Capital	Notes Receivable From Stockholders	Deferred Stock Compensation	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balances, December 31, 1997	3,744	$3	$1,860	$(40)	$(711)	$—	$(12,487)	$(11,375)
Net loss	—	—	—	—	—	—	(8,052)	(8,052)
Issuances of common stock for services	1,667	2	1,693	—	—	—	—	1,695
Issuance of common stock for cash and notes receivable	988	1	385	(346)	—	—	—	40
Issuance of common stock for acquisition	462	—	537	—	—	—	—	537
Deferred stock compensation	—	—	1,477	—	(1,477)	—	—	—
Amortization of deferred stock compensation	—	—	—	—	880	—	—	880

Balances, December 31, 1998	6,861	6	5,952	(386)	(1,308)	—	(20,539)	(16,275)
Net loss	—	—	—	—	—	—	(8,046)	(8,046)
Issuances of common stock for services	12	—	14	—	—	—	—	14
Issuance of common stock for cash and notes receivable	339	—	366	(341)	—	—	—	25
Repurchase of common stock	(359)	—	(239)	239	—	—	—	—
Deferred stock compensation	—	—	3,723	—	(3,723)	—	—	—
Amortization of deferred stock compensation	—	—	—	—	1,344	—	—	1,344

Balances, December 31, 1999	6,853	6	9,816	(488)	(3,687)	—	(28,585)	(22,938)

Comprehensive loss:
Net loss	—	—	—	—	—	—	(20,304)	(20,304)
Foreign currency translation adjustment	—	—	—	—	—	(24)	—	(24)

Total comprehensive loss								(20,328)

Issuances of common stock for services	15	—	174	—	—	—	—	174
Stock options exercised	637	1	1,344	(891)	—	—	—	454
Repayment of stockholder notes	—	—	—	65	—	—	—	65
Repurchase of common stock	(18)	—	(21)	20	—	—	—	(1)
Deferred stock compensation	—	—	17,985	—	(17,985)	—	—	—
Amortization of deferred stock compensation	—	—	—	—	9,310	—	—	9,310
Issuance of preferred stock and warrants with beneficial conversion feature	—	—	27,228	—	—	—	—	27,228
Dividend related to beneficial conversion feature of preferred stock	—	—	(27,228)	—	—	—	—	(27,228)
Conversion of preferred stock and warrants to common stock and warrants	12,972	14	53,967	—	—	—	—	53,981
Issuance of common stock, net of offering costs	6,325	6	92,429	—	—	—	—	92,435

Balances, December 31, 2000	26,784	$27	$175,694	$(1,294)	$(12,362)	$(24)	$(48,889)	$113,152

The accompanying notes are an integral part of these consolidated financial statements.

CIPHERGEN BIOSYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2000	1999	1998
Cash flows from operating activities:
Net loss	$(20,304)	$(8,046)	$(8,052)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,297	945	1,041
Stock issued for services	553	14	1,778
Amortization of deferred stock compensation and accelerated vesting of stock options	9,310	1,344	880
Amortization of debt discount	4	19	229
Equity in net loss of joint venture	144	159	—
Preferred stock issued in lieu of interest	—	—	91
Loss on disposal of fixed assets	48	164	67
Changes in operating assets and liabilities:
Accounts receivable, net	(2,269)	12	(685)
Accounts receivable from related parties	243	62	(380)
Inventories, net	(407)	8	(428)
Prepaids and other current assets	(647)	(91)	(114)
Other long-term assets	(596)	(22)	—
Accounts payable and accrued liabilities	2,124	467	76
Accounts payable to related parties	(29)	(327)	246
Deferred revenue	501	81	334
Deferred revenue from related parties	(28)	134	—
Other long-term liabilities	95	—	—

Net cash used in operating activities	(9,961)	(5,077)	(4,917)

Cash flows from investing activities:
Purchase of property and equipment	(4,604)	(602)	(196)
Issuance of notes receivable to related party	(43)	(19)	(226)
Investment in joint venture	—	(315)	—

Net cash used in investing activities	(4,647)	(936)	(422)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	92,435	—	—
Repurchase of common stock	(1)	—	—
Proceeds from exercise of stock options and warrants	1,460	95	40
Repayment of stockholder notes	65	—	—
Proceeds from issuance of preferred stock, net of issuance costs	26,902	1,019	9,665
Principal payments on capital lease obligations	(200)	(70)	—
Proceeds from long-term debt	—	467	2,742
Repayments of long-term debt	(370)	(526)	(522)
Borrowings under line of credit	285	2,554	—
Repayments under line of credit	(1,110)	(1,729)	—

Net cash provided by financing activities	119,466	1,810	11,925

Effect of exchange rate changes	(24)	—	—

Net increase (decrease) in cash and cash equivalents	104,834	(4,203)	6,586
Cash and cash equivalents, beginning of period	2,799	7,002	416

Cash and cash equivalents, end of period	$107,633	$2,799	$7,002

Supplemental cash flow information:
Interest paid	$143	$140	$174
Supplemental schedule of non-cash investing and financing activities:
Acquisition of property and equipment under capital leases	436	218	186
Common stock issued in exchange for notes receivable from stockholders	891	327	346
Preferred stock issued upon conversion of convertible notes payable	—	—	4,000
Repurchase of common stock for cancellation of notes receivable	20	239	—
Dividend related to beneficial conversion feature of preferred stock	27,228	—	—
Issuance of warrants in connection with notes payable	—	—	190
Common stock issued in acquisition of Ciphergen Technologies, Inc.	—	—	537
Conversion of accrued interest into stockholder note	—	14	—
Deferred stock compensation recognized on option grants and acceleration of vesting	17,985	3,723	1,477
Transfer of fixed assets to inventory	193	—	—
Conversion of preferred stock and warrants to common stock and warrants	53,981	—	—

The accompanying notes are an integral part of these consolidated financial statements.

CIPHERGEN BIOSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Organization and Summary of Significant Accounting Policies

  The Company

    Ciphergen Biosystems, Inc. (the "Company"), which was reincorporated in the State of Delaware of June 21, 2000, develops, manufactures and sells ProteinChip Systems, which consist of disposable ProteinChip Arrays, ProteinChip Readers and ProteinChip Software for life science researchers. These products are primarily sold to biologists at pharmaceutical and biotechnology companies, and academic and government research laboratories.

  Basis of Presentation

    The accompanying consolidated financial statements for 1999 and 1998 include the accounts of the Company and its three wholly-owned subsidiaries. In February 2000, the Company established a new subsidiary in Denmark, which is included in the consolidated financial statements for 2000. All intercompany transactions have been eliminated in consolidation.

    The Company reports its minority ownership interest in Ciphergen Biosystems, K.K., a joint venture in Japan, using the equity method of accounting. Intercompany profits have been eliminated in the consolidated financial statements.

  Use of Estimates

    The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Certain Risks and Uncertainties

    The Company's products and services are currently concentrated in a single segment of the life science research field which is characterized by rapid technological advances and changes in customer requirements. The success of the Company depends on management's ability to anticipate or to respond quickly and adequately to technological developments in its industry, changes in customer requirements or industry standards. Any significant delays in the development or introduction of products or services could have a material adverse effect on the Company's business and operating results.

    The Company licenses certain technologies that are used in products that represent substantially all of its revenues. An inability to retain such technology licenses could result in a material adverse effect to the Company. Additionally, some of the components used in its products are from single-source suppliers. If the Company is unable to obtain such components, its financial condition and operating results could be significantly impacted.

  Cash and Cash Equivalents

    The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

  Fair Value of Financial Instruments

    The carrying amounts of certain of the Company's financial instruments including cash and cash equivalents and accounts payable approximate fair value due to their short maturities. Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of its debt obligations approximates fair value.

  Concentration of Credit Risk

    Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents and accounts receivable. Most of the Company's cash and cash equivalents as of December 31, 2000 were deposited with financial institutions in the United States and exceeded federally insured amounts. The Company also maintains minimal cash deposits with banks in the United Kingdom, France, Germany, Denmark and Canada. The Company has not experienced any losses on its deposits of cash and cash equivalents. The Company's accounts receivable are derived from sales made to customers located in North America, Europe and Asia. The Company performs ongoing credit evaluations of its customers' financial condition and generally does not require collateral. The Company maintains an allowance for doubtful accounts based upon the expected collectibility of accounts receivable.

    Ciphergen Biosystems, K.K. accounted for 11% of revenue in both 2000 and 1999. No other customer accounted for more than 10% of revenue in 2000 or 1999.

  Inventories

    Inventories are stated at the lower of standard cost, which approximates average cost, or market value.

  Property and Equipment

    Property and equipment are stated at cost and depreciated on a straight-line basis over the estimated useful lives of the related assets. Computer equipment is depreciated over three years, laboratory equipment over five years, office furniture and equipment over three to five years, and demonstration equipment over two years. Leasehold improvements are depreciated over the lease term. Gains and losses upon asset disposal are reflected in operations in the year of disposition.

  Goodwill and Other Intangible Assets

    Intangible assets arose from the Company's acquisitions. Goodwill is being amortized on a straight-line basis over five years. Other intangible assets consisted of acquired workforce, which was amortized on a straight-line basis over its estimated useful life of three years.

  Long-lived Assets

    Long-lived assets are reviewed for impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the asset's carrying amount to future net undiscounted cash flows the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the projected discounted future net cash flows arising from the assets.

  Revenue Recognition

    The Company recognizes revenue in accordance with Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." Revenue from product sales is recognized upon product shipment provided no significant obligations remain and collections of the receivables are deemed probable. Revenue from research contracts is recognized as the work is performed. The Company recognizes revenue for ongoing maintenance contracts ratably over the period of the service contract. Licensing product and distribution rights are recognized ratably over the term of such agreements.

  Research and Development Costs

    Research and development expenditures are charged to operations as incurred. Software is an integral component to our product and is not sold separately except as part of ongoing maintenance contracts. Software development costs incurred in the research and development of new products are expensed as incurred until technological feasibility is established. To date, products and upgrades have generally reached technological feasibility and have been released for sale at substantially the same time.

  Stock-based Compensation

    The Company accounts for its stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees" and complies with the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." Under APB 25, unearned compensation expense is based on the difference, if any, on the date of the grant, between the fair value of the Company's stock and the exercise price. Unearned compensation is amortized and expensed in accordance with Financial Accounting Standards Board Interpretation No. 28. The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issue Task Force No. 96-18, "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services."

  Income Taxes

    The Company accounts for income taxes using the liability method. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and the tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. A valuation allowance is established when necessary to reduce deferred tax assets to the amounts expected to be realized.

  Foreign Currency Translation

    The functional currencies of the Company's foreign subsidiaries are the local currencies. Accordingly, all assets and liabilities of the foreign operations are translated into U.S. dollars at current period end exchange rates, and revenues and expenses are translated to U.S. dollars using average exchange rates in effect during the period. The gains and losses from foreign currency translation of these subsidiaries' financial statements are recorded directly into a separate component of stockholders' equity under the caption "Accumulated other comprehensive loss." Foreign currency transaction gains and losses have not been significant.

  Net Loss per Share

    Basic net loss per share attributable to common stockholders is computed by dividing net loss attributable to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders for the period by the weighted average number of common and potential common shares outstanding during the period, if their effect is dilutive. Potential common shares include common stock subject to repurchase and incremental shares of common stock issuable upon the exercise of stock options and warrants and upon the conversion of convertible preferred stock.

    The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders for the periods indicated (in thousands, except per share amounts):

	Years Ended December 31,
	2000	1999	1998
Numerator:
Net loss attributable to common stockholders	$(47,532)	$(8,046)	$(8,052)

Denominator:
Weighted average common shares outstanding	12,110	6,750	5,621
Weighted average unvested common shares subject to repurchase	(475)	(353)	(651)

Denominator for basic and diluted calculations	11,635	6,397	4,970

Basic and diluted net loss per share attributable to common stockholders	$(4.09)	$(1.26)	$(1.62)

    The following table sets forth the potential shares of common stock that are not included in the diluted net loss per share attributable to common stockholders calculation above because to do so would be anti-dilutive for the periods indicated (in thousands):

	Years Ended December 31,
	2000	1999	1998
Effect of dilutive securities:
Convertible preferred stock outstanding	—	8,231	7,987
Common stock subject to repurchase	505	392	579
Stock options outstanding	1,492	561	439
Common stock warrants outstanding	9	242	266

	2,006	9,426	9,271

  Recent Accounting Pronouncements

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Financial Instruments and for Hedging Activities" ("SFAS 133") which provides a comprehensive and consistent standard for hedging activities. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137 which defers the effective date of SFAS 133 to years beginning after June 15, 2000. The Company does not anticipate that the adoption of SFAS 133 will have an impact on its results of operations or financial condition.

2.  Balance Sheet Components (in thousands)

	December 31,
	2000	1999
Inventory, net:
Raw materials	$605	$471
Work in progress	393	102
Finished goods	324	149

	$1,322	$722

Property and equipment:
Machinery and equipment	$3,175	$1,472
Leasehold improvements	2,136	48
Computers and equipment	785	304
Furniture and fixtures	524	193

	6,620	2,017
Less: accumulated depreciation and amortization	(1,933)	(1,150)

	$4,687	$867

    Property and equipment includes $830 and $402 of equipment under capital leases at December 31, 2000 and 1999, respectively. Accumulated amortization of assets under capital leases totaled $318 and $123 at December 31, 2000 and 1999, respectively.

Accrued liabilities:
Payroll and related expenses	$1,244	$452
Security deposit	332	—
Legal and accounting fees	331	182
Rent and related liabilities	484	6
Other accrued liabilities	486	291

	$2,877	$931

3.  Investment in Joint Venture

    In January 1999, the Company entered into a joint venture agreement with a Japanese company to form a limited liability corporation, Ciphergen Biosystems, K.K., to be incorporated under the commercial code of Japan. The Company invested $315,000 in exchange for 30% ownership of the joint venture. The Company has no future funding commitments to Ciphergen Biosystems, K.K. Commencing after the fiscal year ending December 31, 2001, the Company has the option to purchase, based on a predetermined formula price, an aggregate of 40% of Ciphergen Biosystems, K.K. from its joint venture partner each year within 30 days of the receipt of the joint venture's audited financial statements. Such buyout option terminates automatically 30 days after the receipt of the joint venture's audited financial statements for the year ending December 31, 2004. The Japanese partner is obligated to provide or arrange for working capital for the joint venture until the Company purchases the additional 40% ownership, at which time the joint venture must repay such financing and arrange its own working capital financing. The Company's proportionate share of the joint venture's losses were recorded in the statement of operations as non-operating losses. Approximately 11% of the Company's revenues in both 2000 and 1999 were from sales to the joint venture.

    In connection with the joint venture agreement, the Company entered into a distribution and marketing agreement with the joint venture whereby the joint venture would distribute the Company's products in the life science research markets in Japan. In exchange for providing trading, technical support, equipment demonstrations and seminars, the Company received a non-refundable payment of approximately $315,000. Such payment is included in deferred revenue and is being recognized as other income over a 10-year period, the term of the joint venture agreement.

4.  Long-term Debt (in thousands)

	December 31,
	2000	1999
Notes payable to a financial institution, bearing interest between 14.8% and 17.8% collateralized by equipment and inventory, with principal and interest payable monthly through May 2000	$—	$29
Notes payable to a financial institution, bearing interest between 14.7% and 16.8% collateralized by equipment and inventory, with principal and interest payable monthly through August 2002	295	584
Notes payable to a related party, bearing interest at 18%, collateralized by certain equipment, with principal and interest payable monthly through March 2000	—	50
Notes payable to a financial institution, bearing interest at 6%, collateralized by certain equipment, with principal and interest payable monthly through November 2001	4	7

	299	670
Unamortized discounts related to stock warrants (Note 8)	—	(5)

	299	665
Less: current portion	(182)	(366)

	$117	$299

    The notes payable to financial institutions are subject to certain covenants, including restrictions on the payment of dividends and the sale of assets. At December 31, 2000, the Company was not in violation of any covenants.

    Scheduled principal payments on notes payable at December 31, 2000 are as follows:

2001	$182
2002	117

$299

5.  Line of Credit

    On June 23, 1999, the Company entered into a loan and security agreement with a bank for a line of credit. At December 31, 1999, the Company had $825,000 outstanding under a $1.5 million revolving line of credit collateralized by accounts receivable and other assets of the Company. The line of credit expired on August 22, 2000 and was not renewed.

6.  Commitments and Contingencies

  Capital Leases

    The Company leases certain machinery and equipment under capital lease agreements with an independent finance company which expire through May 1, 2003.

    As of December 31, 2000, future minimum lease payments under capital lease agreements were as follows (in thousands):

2001	$295
2002	251
2003	90

Total minimum lease payments	636
Less: amount representing interest	(95)

Present value of minimum lease payments	$541
Less: current portion	(234)

Non-current portion	$307

  Operating Leases

    The Company leases various equipment and facilities in Fremont, California; Malvern, Pennsylvania and Copenhagen, Denmark. The facility leases expire in July 2008, September 2005 and March 2003, respectively. Under the terms of the facility leases in Fremont and Malvern, the Company is responsible for common area maintenance. Total rent expense under all leases, net of sublease income, was $896,000, $397,000 and $221,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

    As of December 31, 2000, future minimum lease payments under the operating leases were as follows (in thousands):

2001	$1,037
2002	2,453
2003	2,918
2004	2,971
2005 and after	11,381

$20,760

  Contingencies

    The Company is currently party to two legal proceedings.

    Ciphergen Biosystems, Inc., Ciphergen Technologies, Inc. and IllumeSys Pacific, Inc. v. Molecular Analytical Systems, Inc., LumiCyte, Inc. and T. William Hutchens.  On July 12, 2000, the Company filed a lawsuit in the Superior Court of the State of California against Molecular Analytical Systems, Inc. ("MAS") and LumiCyte, Inc. ("LumiCyte") requesting a declaration that Ciphergen has the right to sell information and service products, including through its Biomarker Discovery Centers, and requesting a preliminary injunction preventing MAS from terminating the sublicense agreements. In October 2000, the Company made additional claims against MAS and LumiCyte, and added T. William Hutchens as an individual defendant. Dr. Hutchens is the Chief Executive Officer of both MAS and LumiCyte, a former officer and director of Ciphergen, and is the beneficial owner of approximately 12.1% of the Company's outstanding common stock. Ciphergen's action seeks, among other things, damages and injunctive relief against defendants for unfair competition, misappropriation of trade secrets, and breach of contract, as well as an injunction precluding defendants from operating in Ciphergen's licensed markets. In October 2000, MAS and LumiCyte filed a cross-complaint against Ciphergen, Ciphergen Technologies, Inc. and IllumeSys Pacific, Inc., the three plaintiffs which filed the underlying lawsuit against MAS and LumiCyte described above. The cross-complaint alleges claims for breach of contract, intentional interference with prospective economic advantage, unfair competition, misappropriation of trade secrets and declaratory relief regarding the rights of the parties under the two technology transfer sublicense agreements between MAS and Ciphergen. The cross-complaint also seeks to terminate the sublicense agreements, to obtain injunctive relief, to prevent use of alleged trade secrets of MAS, and damages. Ciphergen and MAS have entered into an agreement that provides that MAS's license termination notices are suspended pending the conclusion of this lawsuit.

    Molecular Analytical Systems, Inc. v. Ciphergen Biosystems.  The proceeding was filed December 9, 1999 in the United States Trademark and Appeal Board. The Company has applied for registration of the term "SELDI" as a trademark. MAS has opposed registration of the trademark and is seeking to have the trademark registered in its name, instead. The Trademark and Appeal Board has suspended the proceedings until resolution of the lawsuit described above.

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

7.  Stockholders' Equity (Deficit)

  Stock Split

    On September 26, 2000 the board of directors and stockholders approved a 0.43-for-1 reverse stock split of the common and preferred stock. All share and per share amounts for all periods presented in the accompanying consolidated financial statements have been adjusted retroactively.

  Initial Public Offering

    The Company had its initial public offering ("IPO") of 5,500,000 shares of common stock on September 28, 2000 at a price of $16 per share. On October 3, 2000 the underwriters exercised their option to purchase an additional 825,000 shares of common stock. The IPO generated aggregate gross proceeds of approximately $101.2 million for the Company. The net proceeds to the Company were approximately $92.4 million, after deducting underwriting discounts and commissions of approximately $7.1 million and expenses of the offering of approximately $1.7 million. Concurrent with the IPO, all of the Company's preferred stock and preferred stock warrants automatically converted to common stock and common stock warrants, respectively.

  Convertible Preferred Stock

    In February 1995, the Company entered into a joint development agreement with Stanford Research Systems which was amended in June 2000. It provides for the issuance of a total of 949,113 shares of Series B preferred stock. Under this agreement, 476,113 shares of Series B preferred stock at $2.33 per share were issued upon the closing of the Company's Series B financing in March 1995, 118,250 shares were issued in October 1996 upon the achievement of the first milestone, and 118,250 shares were issued in September 1997 upon the achievement of the second milestone. In June 2000 and November 2000, additional milestones were attained and 25,800 shares of Series B preferred stock valued at $379,000 and 12,900 shares of common stock valued at $142,000 were issued, respectively. The remaining 197,800 shares will be issued as common stock upon the achievement of additional milestones.

    In March 2000, the Company issued 4,468,070 shares of Series E preferred stock ("Series E") at $6.395 per share resulting in net cash proceeds of $26.9 million. The difference between the conversion price and the fair market value per share of the common stock on the transaction date resulted in a beneficial conversion feature of $26.7 million which has been reflected as a preferred stock dividend in the consolidated financial statements. In connection with the Series E financing, the Company issued the underwriter warrants to purchase 63,053 shares of Series E preferred stock for $6.395 per share. The warrants had a fair value of $8.32 per share based on a calculation using the Black-Scholes option-pricing model at the time of issuance. The aggregate amount allocated to the warrants based on the relative value of the warrants to the Series E preferred stock was $213,000. In March 2000, the underwriters exercised the 63,053 warrants. The resulting difference between the exercise price of the warrants and fair market value of the common stock underlying the Series E preferred stock resulted in an additional beneficial conversion feature of $542,000 on the date these warrants were exercised. This has been reflected as a preferred stock dividend in the consolidated financial statements.

8.  Stock Options, Warrants and Employee Stock Purchase Plan

  1993 Stock Option Plan

    The Company has reserved 3,493,750 shares of common stock for sale to employees, directors and consultants under its 1993 Stock Option Plan (the "Plan"). Under the Plan, options may be granted at prices not lower than 85% and 100% of the fair market value of the common stock for nonstatutory and statutory stock options, respectively. Options are exercisable when granted and such unvested shares are subject to repurchase upon termination of employment. Should the employment of the holders of common stock subject to repurchase terminate prior to full vesting of the outstanding shares, the Company may repurchase all unvested shares at a price per share equal to the original exercise price. At December 31, 2000, a total of approximately 505,000 shares of common stock were subject to repurchase by the Company at a weighted average repurchase price of $2.10 per share. Unexercised options generally expire ten years from the date of grant (five years for incentive stock options granted to holders of more than 10% of the Company's common stock).

  2000 Stock Plan

    In April 2000, the stockholders approved the 2000 Stock Plan (the "New Plan"). The Company has reserved 1,075,000 shares of common stock for sale to employees, directors and consultants under this new stock option plan. Under the New Plan, options may be granted at prices not lower than 85% and 100% of the fair market value of the common stock for nonstatutory and statutory stock options, respectively. During 2000 there was no activity under this New Plan.

    Activity under the two Plans was as follows (in thousands, except per share data):

		Options Outstanding
	Shares Available for Grant				Weighted Average Exercise Price
		Number of Shares	Price Per Share	Aggregate Price
Balances, December 31, 1997	476	936	$0.12-0.35	$309	$0.33
Shares reserved for the Plan	183
Options granted	(533)	533	0.35-1.16	382	0.72
Options canceled	42	(42)	0.35-1.16	(32)	0.76
Options exercised	—	(988)	0.35-1.16	(386)	0.39

Balances, December 31, 1998	168	439	0.12-1.16	273	0.62
Shares reserved for the Plan	516
Options granted	(505)	505	1.16	586	1.16
Options canceled / shares repurchased	403	(44)	0.23-1.16	(30)	0.69
Options exercised	—	(339)	0.23-1.16	(366)	1.08

Balances, December 31, 1999	582	561	0.12-1.16	463	0.83
Shares reserved for the Plans	2,064
Options granted	(1,624)	1,624	3.49	5,666	3.49
Options canceled/shares repurchased	118	(99)	0.23-3.49	(220)	2.21
Options exercised	—	(594)	0.23-3.49	(1,345)	2.27

Balances, December 31, 2000	1,140	1,492	$0.12-3.49	$4,564	$3.06

    The options outstanding and currently exercisable by exercise price at December 31, 2000 were as follows:

Options Outstanding and Exercisable
Number Outstanding	Weighted Average Remaining Contractual Life	Exercise Price
17,200	3.2 years	$0.12
26,707	5.6 years	0.23
44,612	6.5 years	0.35
153,526	8.2 years	1.16
1,250,411	9.3 years	3.49

1,492,456

  Fair Value Disclosures

    The Company applies the measurement principles of APB 25 in accounting for its stock option plans. Had compensation expense for options granted been determined based on fair value at the grant date as prescribed by SFAS No. 123, the Company's net loss per share attributable to common stockholders would have increased to the pro forma amounts indicated below (in thousands, except per share data):

	Years Ended December 31,
	2000	1999	1998
Net loss attributable to common stockholders:
As reported	$(47,532)	$(8,046)	$(8,052)
Pro forma	$(48,921)	$(8,481)	$(8,256)
Basic and diluted net loss attributable to common stockholder per share:
As reported	$(4.09)	$(1.26)	$(1.62)
Pro forma	$(4.20)	$(1.33)	$(1.67)

    The value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model in 2000 and the minimum value method in 1999 and 1998 with the following weighted assumptions:

	Years Ended December 31,
	2000	1999	1998
Risk-free interest rate	6.2%	5.6%	5.4%
Expected average life	5 years	5 years	5 years
Expected dividends	—	—	—
Volatility	75%	n/a	n/a

    The expected average life is based on the assumption that stock options on average are exercised 5 years after they are granted. The risk-free interest rate was calculated in accordance with the grant date and expected average life. The exercise price of all options granted during the three years ended December 31, 2000 was less than the market value of the underlying stock on the respective grant dates. The weighted-average fair value of options granted during the years ended December 31, 2000, 1999 and 1998 was $12.32, $0.26 and $0.16 per share, respectively.

  Stock-Based Compensation

    During the period from April 1997 through December 31, 2000, the Company recorded $24.6 million of stock-based compensation in accordance with APB 25, SFAS 123 and Emerging Issues Task Force 96-18, related to stock options granted to consultants and employees. For options granted to consultants, the Company determined the fair value of the options using the Black-Scholes option pricing model with the following assumptions: expected lives of five years; weighted average risk-free rate between 5.4% and 6.2%; expected dividend yield of zero percent; volatility of 75% and deemed values of common stock between $0.70 and $14.67 per share. Stock compensation expense is being recognized in accordance with FIN 28, an accelerated amortization method, over the vesting periods of the related options, generally five years.

    The allocation of stock-based compensation expense by functional area was as follows (in thousands):

	Years Ended December 31,
	2000	1999	1998
Cost of revenue	$269	$39	$2
Research and development	1,454	206	167
Sales and marketing	1,395	476	33
General and administrative	6,192	623	678

Total stock-based compensation	$9,310	$1,344	$880

  Warrants

    During 2000, outstanding warrants to purchase 290,623 shares of preferred stock were exercised for total proceeds of $1.0 million. Warrants exercised after the Company's initial public offering were exercised for common stock. At December 31, 2000, the Company had 9,010 common stock warrants outstanding at a weighted average exercise price of $3.54 per share.

  Employee Stock Purchase Plan

    In April 2000, the stockholders approved the 2000 Employee Stock Purchase Plan, under which eligible employees may purchase common stock of the Company through payroll deductions. Purchases are made semi-annually at a price equal to the lower of 85% of the closing price on the applicable offering commencement date or 85% of the closing price at the end of the purchase period. The Company has reserved 215,000 shares of common stock for issuance to employees under this Plan. There was no activity under this plan in 2000.

9.  Income Taxes

    The Company accounts for income taxes using the liability method. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using the current tax laws and rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

    Based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company has provided a full valuation allowance against its net deferred tax assets at December 31, 2000.

    Deferred tax assets (liabilities) consisted of the following (in thousands):

	December 31,
	2000	1999
Deferred tax assets and liabilities:
Net operating loss carryforwards	$10,783	$7,579
Research and development and other credits	1,293	935
Depreciation and amortization	485	375
Other	751	417

Total deferred tax assets	13,312	9,306
Less: valuation allowance	(13,312)	(9,306)

Net deferred tax asset	$—	$—

    Reconciliation of the statutory federal income tax to the Company's effective tax:

	2000	1999
Tax at federal statutory rate	(34)%	(34)%
State, net of federal benefit	(2)	(2)
Research and development credits	(1)	1
Change in valuation allowance	20	30
Stock-based compensation	17	5

Provision for income taxes	0%	0%

    As of December 31, 2000, the Company had net operating loss carryforwards of approximately $28.7 million for federal and $14.8 million for state tax purposes. If not utilized, these carryforwards will begin to expire beginning in 2009 for federal purposes and 2002 for state purposes.

    The Company has research credit carryforwards of approximately $888,000 and $534,000 for federal and state income tax purposes, respectively. If not utilized, the federal carryforward will expire in various amounts beginning in 2009. The California credit can be carried forward indefinitely.

    The Internal Revenue Code limits the use of net operating loss and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. In the event the Company has had a change in ownership, utilization of the carryforwards could be restricted.

10.  Employee Benefit Plans

    The Company maintains the Ciphergen Biosystems, Inc. 401(k) Savings Plan for its U.S. employees. The Plan allows eligible employees to defer up to 20%, subject to the Internal Revenue Service annual contribution limit, of their pretax compensation in certain investments at the discretion of the employee. Under the Plan, the Company is not required to make Plan contributions. The Company had not made any contributions to the Plan as of December 31, 2000.

11.  Related Parties

    At December 31, 2000, the Company had two notes receivable totaling $230,000 from an officer, with an imputed interest rate of 6.0%. The notes are repayable on or before December 30, 2003. Additionally, the Company has various notes receivable from stockholders in the aggregate amount of approximately $1,294,000 related to the early exercise of stock options. These notes have five year terms, bear interest between 5.59% and 6.85% and are collateralized by the underlying stock and other personal assets. All notes receivable related to the early exercise of options become due immediately upon termination of employment.

    During the years ended December 31, 2000, and 1999 the Company recorded revenue in the amount of $1,064,000 and $882,000, respectively, on sales to related parties. These sales were transactions related to the sale of equipment and consumables to customers who hold minority investments in the Company. Additionally, each year the Company recorded approximately $31,000 of other income for services performed under the Ciphergen Biosystems, K.K. distribution and marketing agreement. The Company also purchased $352,000 and $617,000 of inventory in 2000 and 1999, respectively, from one of its related parties, and in 2000 made non-cash payments in the form of Ciphergen stock to this related party under the terms of a joint development agreement. (See Note 7.)

12.  Segment Information

    The Company operates in one business segment. The Company sells its products and systems directly to customers in North America and Europe, and through distributors in Asia.

    Revenue for geographic regions reported below are based upon the customers' locations. Long-lived assets, predominately property and equipment, are reported based on the location of the assets. Following is a summary of the geographic information related to revenues, long-lived assets and information related to significant customers for the years ended December 31, 2000, 1999 and 1998:

	2000	1999	1998
Revenue
North America	$5,540	$3,142	$1,926
Europe	2,327	1,320	643
Asia	1,068	548	364

Total:	$8,935	$5,010	$2,933

Long-lived assets
North America	$4,324	$777	$789
Europe	363	90	2

Total:	$4,687	$867	$791

13.  Subsequent Events

  Swiss Subsidiary

    In January 2001, the Company established a subsidiary in Switzerland, Ciphergen Biosystems AG, to carry out sales and marketing activities.

14.  Quarterly Consolidated Financial Data (Unaudited)

    The following table presents certain unaudited consolidated quarterly financial information for the eight quarters ended December 31, 2000. In our opinion, this information has been prepared on the same basis as the audited consolidated financial statements and includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the unaudited quarterly results of operations set forth herein.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
	(in thousands, except per share data)
Net sales
2000	$1,495	$2,146	$2,338	$2,956	$8,935
1999	552	1,237	1,261	1,960	5,010
Gross profit
2000	922	1,208	1,307	2,018	5,455
1999	326	771	841	1,364	3,302
Net loss
2000	(2,658)	(6,552)	(6,171)	(4,923)	(20,304)
1999	(2,251)	(1,973)	(1,952)	(1,870)	(8,046)
Net loss attributable to common stockholders
2000	(29,885)	(6,552)	(6,171)	(4,924)	(47,532)
1999	(2,251)	(1,973)	(1,952)	(1,870)	(8,046)
Basic and diluted net loss per share attributable to common stockholders
2000	(4.59)	(0.98)	(0.89)	(0.19)	(4.09)
1999	(0.36)	(0.31)	(0.31)	(0.29)	(1.26)

    Quarterly and annual earnings per share are calculated independently, based on the weighted average number of shares outstanding during the periods.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

PART III

ITEM 10.  DIRECTORS AND OFFICERS OF THE REGISTRANT

    The information regarding our directors and officers is incorporated by reference from "Election of Directors" in our Proxy Statement for our 2001 Annual Meeting of Stockholders.

    Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires the Company's Executive Officers and Directors and persons who own more than ten percent (10%) of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "Commission") and the National Association of Securities Dealers, Inc. Executive Officers, Directors and greater than ten percent (10%) stockholders are required by Commission regulation to furnish the Company with copies of all Section 16(a) forms they file. The Company believes that all Executive Officers and Directors of the Company complied with all applicable filing requirements during the fiscal year ended December 31, 2000.

ITEM 11.  EXECUTIVE COMPENSATION

    The information required by this Item is incorporated by reference from our definitive Proxy Statement referred to in Item 10 above under the heading "Executive Compensation and Other Matters."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this Item is incorporated by reference from our definitive Proxy Statement referred to in Item 10 above under the heading "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this Item is incorporated by reference from our definitive Proxy Statement referred to in Item 10 above under the heading "Certain Relationships and Related Transactions."

PART IV

ITEM 14.  EXHIBITS, CONSOLIDATED FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

  (a)
  The following documents are filed as part of this Form 10-K:

  (1)
  Index to Financial Statements:

  (2)
  Financial Statement Schedules:

    The following financial statement schedule of Ciphergen Biosystems, Inc. for the years ended December 31, 2000, 1999 and 1998 is filed as part of this Annual Report and should be read in conjunction with the Consolidated Financial Statements of Ciphergen Biosystems, Inc.

    Schedule II—Valuation and Qualifying Accounts

    All other schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedule or because the information required is included in the financial statements or notes thereto.

  (b)
  Reports on Form 8-K

    On November 13, 2000, Ciphergen Biosystems, Inc. filed a current report on Form 8-K regarding the Company's filing of an amended complaint in its lawsuit against Molecular Analytical Systems, Inc., LumiCyte, Inc., and T. William Hutchens.

  (c)
  Exhibits:

Number	Description of Document
3.2**	Amended and Restated Certificate of Incorporation of Registrant
3.4**	Amended and Restated Bylaws of Registrant
4.1**	Form of Registrant's Common Stock Certificate
10.1**	Form of Preferred Stock Purchase Agreement
10.2**	Fourth Amended and Restated Investors Rights Agreement dated March 3, 2000
10.3**	1993 Stock Option Plan
10.4**	Form of Stock Option Agreement
10.5**	2000 Stock Plan and related form of Stock Option Agreement
10.6**	2000 Employee Stock Purchase Plan
10.7**	401(k) Plan
10.8**	Form of Warrant

10.9**	Form of Proprietary Information Agreement between the Registrant and certain of its employees
10.10**	Lease Agreement dated March 15, 1996 between Nearon Enterprises, LLC and Registrant and amendments thereto
10.11**	Lease Agreement dated March 20, 1996, between Nearon Enterprises LLC and Registrant and amendments thereto
10.12**	Lease Agreement dated January 28, 2000, between the Registrant and John Arrillaga, Trustee of the John Arrillaga Survivor's Trust and Richard T. Peery, Trustee of the Richard T. Peery Separate Property Trust, and Amendment No. 1 dated as of August 8, 2000
10.13**	Employment Agreement dated as of August 24, 2000, between William E. Rich and the Registrant
10.14**	Sublease Agreement between the Registrant and BigBand Network, dated as of August 25, 2000
10.23**	MAS License Agreement with IllumeSys Pacific, Inc. dated April 7, 1997
10.24**	MAS License agreement with Ciphergen Technologies, Inc. (formerly ISP Acquisition Corporation) dated April 7, 1997
10.25**	Joint Venture Agreement between Registrant and Sumitomo Corporation
10.26**	Distribution and Marketing Agreement between Registrant and Ciphergen Biosystems, K.K. dated March 24, 1999
10.27**	Joint Development Agreement between Registrant and Stanford Research Systems, Inc., dated as of February 2, 1995 and amendment thereto
21.1**	Subsidiaries of Registrant
23.1	Consent of PricewaterhouseCoopers LLP, Independent Accountants
24.1	Power of Attorney (see page 53)
27.1**	Financial Data Schedule

**
Incorporated by reference from our registration statement on Form S-1, registration number 333-32812, declared effective by the Securities and Exchange Commission on September 28, 2000.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CIPHERGEN BIOSYSTEMS, INC.
By:	/s/ WILLIAM E. RICH, PH.D. William E. Rich, Ph.D.
President and Chief Executive Officer

Dated: March 30, 2001

POWER OF ATTORNEY

    KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints William E. Rich and Matthew J. Hogan, and each of them, his true and lawful attorneys-in-fact, each with full power of substitution, for him in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WILLIAM E. RICH, PH.D. William E. Rich, Ph.D.	President and Chief Executive Officer, and Director (Principal Executive Officer)	March 30, 2001
/s/ MATTHEW J. HOGAN Matthew J. Hogan	Chief Financial Officer (Principal Financial Officer)	March 30, 2001
/s/ DANIEL M. CASERZA Daniel M. Caserza	Corporate Controller (Principal Accounting Officer)	March 30, 2001
/s/ JOHN A. YOUNG John A. Young	Director	March 30, 2001
/s/ MICHAEL J. CALLAGHAN Michael J. Callaghan	Director	March 30, 2001
/s/ BARBARA J. DALTON Barbara J. Dalton	Director	March 30, 2001
/s/ JEAN-FRANÇOIS FORMELA Jean-François Formela	Director	March 30, 2001
/s/ WILLIAM R. GREEN William R. Green	Director	March 30, 2001
/s/ JAMES L. RATHMANN James L. Rathmann	Director	March 30, 2001
/s/ DANIEL VAPNEK Daniel Vapnek	Director	March 30, 2001

REPORT OF INDEPENDENT ACCOUNTANTS
ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders of Ciphergen Biosystems, Inc.

    Our audits of the consolidated financial statements referred to in our report dated February 15, 2001, appearing in this Form 10-K also included an audit of the consolidated financial statement schedule listed in Item 14(a)2 of this Form 10-K. In our opinion, this consolidated financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PRICEWATERHOUSECOOPERS LLP

San Jose, California
February 15, 2001

SCHEDULE II

CIPHERGEN BIOSYSTEMS, INC.

VALUATION AND QUALIFYING ACCOUNTS

Years ended December 31, 2000, 1999 and 1998
(in thousands)

	Balance at Beginning of Year	Additions Charged to Earnings	Deductions	Other Charges		Balance at End of Year
Allowance for doubtful accounts:
31 Dec 2000	$100	$60	$—	$—		$160
31 Dec 1999	40	60	—	—		100
31 Dec 1998	—	40	—	—		40
Inventory reserve:
31 Dec 2000	69	38	—	—		107
31 Dec 1999	206	5	—	(142	)(1)	69
31 Dec 1998	134	117	—	(45	)(2)	206
Deferred tax valuation allowance:
31 Dec 2000	9,306	4,006	—	—		13,312
31 Dec 1999	6,701	2,605	—	—		9,306
31 Dec 1998	4,966	1,735	—	—		6,701
Warranty reserve:
31 Dec 2000	61	111	98	—		74
31 Dec 1999	43	109	91	—		61
31 Dec 1998	—	(2)	—	45	(2)	43

(1)
Represents a reclassification between property and equipment, and inventory reserve.
(2)
Represents a reclassification between inventory reserve and warranty reserve.

QuickLinks

CIPHERGEN BIOSYSTEMS, INC. FORM 10-K INDEX
PART I
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  RISK FACTORS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
  ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
CIPHERGEN BIOSYSTEMS, INC. CONSOLIDATED BALANCE SHEETS
CIPHERGEN BIOSYSTEMS, INC. CONDOLIDATED STATEMENTS OF OPERATIONS
CIPHERGEN BIOSYSTEMS, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
CIPHERGEN BIOSYSTEMS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
CIPHERGEN BIOSYSTEMS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  ITEM 10. DIRECTORS AND OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
  ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURES
POWER OF ATTORNEY
REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE
SCHEDULE II CIPHERGEN BIOSYSTEMS, INC. VALUATION AND QUALIFYING ACCOUNTS