Form 10-Q
period 2001-03-31
CIPHERGEN BIOSYSTEMS INC
filed 2001-05-15
CIK 926617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission file number: 000-31617

CIPHERGEN BIOSYSTEMS, INC. (Exact name of registrant as specified in its charter)

DELAWARE	33-0595156
(State or other jurisdiction	(I.R.S. Employer
of incorporation of organization)	Identification Number)

6611 DUMBARTON CIRCLE, FREMONT, CALIFORNIA	94555
(Address of principal executive offices)	(ZIP Code)

Registrant's telephone number, including area code:	510-505-2100

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒   No  ☐

Number of shares of common stock, $0.001 par value, outstanding as of April 30, 2001: 26,799,135

CIPHERGEN BIOSYSTEMS, INC.

INDEX FOR FORM 10-Q

MARCH 31, 2001

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements and Notes
Unaudited Condensed Consolidated Balance Sheets as of March 31, 2001 and December 31, 2000

Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2001 and March 31, 2000

Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2001 and March 31, 2000

Notes to Unaudited Condensed Consolidated Financial Statements

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

PART II OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2.	Changes in Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits and Reports on Form 8-K

SIGNATURES

EXHIBITS

CIPHERGEN BIOSYSTEMS, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31, 2001	December 31, 2000
ASSETS

Current assets:
Cash and cash equivalents	$99,050	$107,633
Accounts receivable, net	2,640	2,949
Accounts receivable from related parties	39	75
Inventories, net	1,374	1,322
Prepaid expenses and other current assets	1,103	969
Total current assets	104,206	112,948

Property and equipment, net	5,599	4,687
Long-term investments	4,148	-
Goodwill and other intangible assets	303	379
Notes receivable from related parties	324	304
Investment in joint venture	-	12
Other long-term assets	618	618

Total assets	$115,198	$118,948

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$2,483	$1,769
Accounts payable to related party	41	13
Accrued liabilities	2,041	2,014
Deferred revenue	662	579
Deferred revenue from related parties	109	137
Current portion of capital lease obligations	224	234
Current portion of long-term debt	170	182
Total current liabilities	5,730	4,928

Capital lease obligations, net of current portion	256	307
Long-term debt, net of current portion	76	117
Deferred revenue	87	128
Deferred revenue from related parties	212	221
Other long-term liabilities	190	95
Total liabilities	6,551	5,796

Contingencies (Note 4)

Stockholders' equity:
Common stock	27	27
Additional paid-in capital	175,096	175,694
Notes receivable from stockholders	(1,294)	(1,294)
Deferred stock compensation	(10,246)	(12,362)
Accumulated other comprehensive income	(63)	(24)
Accumulated deficit	(54,873)	(48,889)
Total stockholders' equity	108,647	113,152
Total liabilities and stockholders' equity	$115,198	$118,948

See notes to condensed consolidated financial statements.

CIPHERGEN BIOSYSTEMS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2001	2000

Revenue:
Product revenue	$2,634	$1,229
Revenue from related parties	49	265

Total revenue	2,683	1,494

Cost of revenue:
Product revenue	970	476
Revenue from related parties	30	97
Total cost of revenue	1,000	573

Gross profit	1,683	921

Operating expenses:
Research and development	2,622	967
Sales and marketing	3,038	1,500
General and administrative	3,353	1,108
Amortization of intangible assets	76	90
Total operating expenses	9,089	3,665

Loss from operations	(7,406)	(2,744)

Interest and other income, net	1,422	86
Net loss	(5,984)	(2,658)
Dividend related to beneficial conversion feature of preferred stock	-	(27,228)
Net loss attributable to common stockholders	$(5,984)	$(29,886)
Basic and diluted net loss per share attributable to common stockholders	$(0.23)	$(4.59)
Shares used in computing basic and diluted net loss per share attributable to common stockholders	26,327	6,511

See notes to condensed consolidated financial statements.

CIPHERGEN BIOSYSTEMS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,984)	$(2,658)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	479	252
Common stock issued for services	-	8
Amortization of deferred compensation	1,540	861
Equity in net loss of joint venture	12	28
Changes in operating assets and liabilities:
Accounts receivable, net	309	(302)
Accounts receivable from related parties	36	308
Inventories, net	(33)	(153)
Prepaid and other current assets	(134)	(532)
Other long-term assets	-	(101)
Accounts payable and accrued liabilities	741	444
Accounts payable to related party	28	(8)
Deferred revenue	42	63
Deferred revenue from related parties	(37)	(8)
Other long-term liabilities	95	-
Net cash used in operating activities	(2,906)	(1,798)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net	(1,334)	(715)
Issuance of notes receivable to related parties	(20)	(7)
Purchase of long-term investments	(4,148)	-
Net cash used in investing activities	(5,502)	(722)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	(41)	-
Exercise of common stock options	19	176
Proceeds from issuance of preferred stock, net	-	26,929
Exercise of preferred stock warrants	-	451
Principal payments on capital lease obligations	(61)	(27)
Repayments of long-term debt	(53)	(128)
Borrowings under line of credit	-	285
Payments under line of credit	-	(1,110)

Net cash provided by (used in) financing activities	(136)	26,576
Effect of exchange rate changes	(39)	-
Net increase (decrease) in cash and cash equivalents	(8,583)	24,056
Cash and cash equivalents, beginning of period	107,633	2,799
Cash and cash equivalents, end of period	$99,050	$26,855

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued in exchange for notes receivable	$ -	$300
Repurchase of common stock for cancellation of notes receivable	-	21
Issuance of warrants in connection with Series E Preferred Stock	-	205
Deferred stock-based compensation	576	12,513
Dividend related to beneficial conversion feature of preferred stock	-	27,228
Transfer of fixed assets to inventory	19	44

See notes to condensed consolidated financial statements.

CIPHERGEN BIOSYSTEMS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2001

NOTE 1.  ORGANIZATION AND BASIS OF PRESENTATION

Ciphergen Biosystems, Inc. (the "Company" or "Ciphergen") develops, manufactures and sells ProteinChip® Systems, which consist of disposable ProteinChip Arrays, ProteinChip Readers and ProteinChip Software for life science researchers. These products are sold primarily to biologists at pharmaceutical and biotechnology companies, and academic and government research laboratories.

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

This unaudited financial data should be read in conjunction with the financial statements and footnotes contained in the Company's Form 10-K filed on April 2, 2001.

NOTE 2.  INVENTORIES

Net inventories consisted of the following (in thousands):

	March 31,	December 31,
	2001	2000
Raw materials	$615	$605
Work in process	308	393
Finished goods	451	324
	$1,374	$1,322

NOTE 3.  NET LOSS PER SHARE

Basic net loss per share is calculated using the weighted average number of common shares outstanding during the period. Because the Company is in a net loss position, diluted earnings per share is calculated using the weighted average number of common shares outstanding and excludes the effects of potential common shares which are antidilutive. Potential common shares include common stock subject to repurchase and incremental shares of common stock issuable upon the exercise of stock options and warrants. Had the Company been profitable, diluted earnings per share would have included the shares used in the computation of basic net loss per share as well as an additional 2.2 million and 2.7 million shares for the first quarters of 2001 and 2000, respectively, related to potential common shares not included above.

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders for the periods indicated (in thousands, except per share amounts):

	Three Months Ended March 31,
	2001	2000
Numerator:
Net loss attributable to common stockholders	$(5,984)	$(29,886)
Denominator:
Weighted average common shares outstanding	26,789	6,950
Weighted average unvested common shares subject to repurchase	(462)	(439)
Denominator for basic and diluted calculations	26,327	6,511
Basic and diluted net loss per share attributable to common stockholders	$(0.23)	$(4.59)

NOTE 4.  CONTINGENCIES

The Company is currently party to two legal proceedings.

 Ciphergen Biosystems, Inc., Ciphergen Technologies, Inc. and IllumeSys Pacific, Inc. v. Molecular Analytical Systems, Inc., LumiCyte, Inc. and T. William Hutchens.  On July 12, 2000, the Company filed a lawsuit in the Superior Court of the State of California against Molecular Analytical Systems, Inc. ("MAS") and LumiCyte, Inc. ("LumiCyte") requesting a declaration that Ciphergen has the right to sell information and service products, including through its Biomarker Discovery Centers, and requesting a preliminary injunction preventing MAS from terminating the sublicense agreements. In October 2000, the Company made additional claims against MAS and LumiCyte, and added T. William Hutchens as an individual defendant. Dr. Hutchens is the Chief Executive Officer of both MAS and LumiCyte, a former officer and director of Ciphergen, and is the beneficial owner of approximately 10.7% of the Company's outstanding common stock. Ciphergen's action seeks, among other things, damages and injunctive relief against defendants for unfair competition, misappropriation of trade secrets, and breach of contract, as well as an injunction precluding defendants from operating in Ciphergen's licensed markets. In October 2000, MAS and LumiCyte filed a cross–complaint against Ciphergen, Ciphergen Technologies, Inc. and IllumeSys Pacific, Inc., the three plaintiffs which filed the underlying lawsuit against MAS and LumiCyte described above. The cross–complaint alleges claims for breach of contract, intentional interference with prospective economic advantage, unfair competition, misappropriation of trade secrets and declaratory relief regarding the rights of the parties under the two technology transfer sublicense agreements between MAS and Ciphergen. The cross–complaint also seeks to terminate the sublicense agreements, to obtain injunctive relief, to prevent use of alleged trade secrets of MAS, and damages. Ciphergen and MAS have entered into an agreement that provides that MAS's license termination notices are suspended pending the conclusion of this lawsuit.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

             We develop, manufacture and sell our ProteinChip® System, which uses patented Surface Enhanced Laser Desorption/Ionization ("SELDI") technology. The ProteinChip System consists of disposable ProteinChip Arrays, a ProteinChip Reader and ProteinChip Software. We market and sell our products primarily to research biologists in pharmaceutical and biotechnology companies, and academic and government research laboratories. As part of our early product design effort, in February 1995, we signed an agreement with Stanford Research Systems, a California-based manufacturer of electronic test equipment, to assist in this development. As part of our early market research activities, in the fourth quarter of 1996, we began selling an early prototype of our reader, which we purchased from a supplier in the U.K., combined with our own software. In April 1997, we acquired IllumeSys Pacific, Inc., which held specific rights to the SELDI technology for the life science research market.  Our first designed and manufactured system, the ProteinChip System, Series PBS I, was available for customer shipment for additional market research in the third quarter of 1997, and we discontinued supplying the U.K.-purchased system. In July 1998, we acquired Ciphergen Technologies, Inc., which held specific rights to the SELDI technology in other life science markets.  During 1999, we initiated an expanded marketing program and in May began shipping our first commercial product, the ProteinChip System, Series PBS II.

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

             Since 1997, we have used our resources primarily to develop our proprietary ProteinChip System and establish marketing and sales for commercialization of our products. We have also established Biomarker Discovery CentersTM  to provide research services to our clients and to foster further adoption of our products and technology. Since our inception we have incurred significant losses and as of March 31, 2001, we had an accumulated deficit of $54.9 million.

             We recognize revenue in accordance with Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." Revenue from the sale of our ProteinChip System and disposable ProteinChip Arrays is recognized at the time of shipment, provided no significant obligations remain and collections of the receivables are deemed probable. Currently, most of the units of our ProteinChip System placed in the field generate a recurring revenue stream from the sale of disposables. We expect the volume of disposables purchased from each site to increase over time as customers become increasingly familiar with the technology and adopt our ProteinChip System for a broader range of proteomics research programs. Our sales are currently driven by the need for better tools to perform protein biomarker discovery, characterization and assay development.

             Our expenses have consisted primarily of costs incurred in manufacturing our ProteinChip System, including materials, labor and overhead costs, marketing and sales activities, research and development programs, and general and administrative costs associated with our operations. We expect our cost of revenue to increase in the future as we sell additional units of our ProteinChip System and Arrays, but to decrease as a percent of total revenue as we gain efficiencies from spreading our fixed costs over a greater number of units. We expect our selling expenses to increase as we continue to commercialize our products and expand our sales force. We expect our research and development expenses to increase in the future as we continue to improve and develop products. Expansion of our facilities will also add to our expenses. As a result, we expect to incur losses for the foreseeable future. Our current products do not provide sufficient revenue for us to become profitable. To become profitable, we will need to increase unit sales of our ProteinChip System and generate significant sales of disposable ProteinChip Arrays.

             Effective July 2000, we began an eight-year lease of a 30,000 square foot building in Fremont, California. The lease was subsequently amended to add another approximately 31,000 square feet, of which we sublease 27,000 square feet to an unrelated company. The building houses most of our California based employees, as well as a Biomarker Discovery Center. We expect to incur facilities costs of approximately $1.6 million per year in connection with our facility. We use approximately 8% of the Fremont space for a Biomarker Discovery Center for which we expect to incur approximately $140,000 in facilities costs per year. In the first quarter of 2000, we also established our Scandinavian headquarters for sales and service and a Biomarker Discovery Center facility in Copenhagen, Denmark, with annual facilities costs of approximately $90,000. In the fourth quarter of 2000, we leased a Biomarker Discovery Center facility near Philadelphia, Pennsylvania, with annual facilities costs of approximately $60,000. We do not have customers or partnerships for the Copenhagen facility at this time. Until we initiate such revenue producing arrangements, we will deploy the staff and facility on product development projects and product demonstrations for potential partnerships.

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

             Competition in our existing and potential markets is intense and we expect it to increase. Currently, our principal competition comes from other technologies that are used to perform many of the same functions for which we market our ProteinChip System. If we fail to compete effectively with these technologies and products, or if competitors develop significant improvements in protein detection systems or develop systems that are easier to use, our products may not achieve market acceptance and our sales may not increase.

             This Form 10-Q contains forward-looking statements based upon current  expectations, including statements with regard to revenue growth, increased  manufacturing efficiencies and a corresponding decline in cost of revenue as  a percent of revenue, the development of improved products, the outcome of  legal proceedings, the period of time for which the Company's existing financial resources and interest income will be sufficient to enable the Company to maintain current and planned operations, and the market risk of the Company's investments. You can identify these statements by forward-looking words such as "may," "will," "expect," "intend," "anticipate," "believe," "estimate," "plan," "could," "should," and "continue," or similar words. Such forward-looking statements involve risks and uncertainties, including, without limitation, the following: the risk that the Company's products will not meet with market acceptance and our sales may not increase; the risk that the Company will not experience increased manufacturing efficiencies and that there will be no corresponding decline in cost of revenue as a percent of revenue; the risk that the Company will fail to successfully develop and introduce improved products; the uncertainty regarding the resolution of litigation and our ability to pursue our business and strategy; the risk that the Company's existing financial resources and interest income will not be sufficient to enable the Company to maintain current and planned operations for the period described; and the risk that the Company will incur losses on its investments. For a discussion of other risks and uncertainties affecting the Company's business, see the Company's Annual Report on Form 10-K as filed on April 2, 2001 and the Company's other filings with the Securities and Exchange Commission. The Company's actual results and timing of certain events may differ significantly from the results discussed in such forward-looking statements as a result of these or other factors.

             Ciphergen expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in Ciphergen's expectations with regard thereto or any change in events, conditions, or circumstances on which any such statements are based.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 AND MARCH 31, 2000

             REVENUE. Total revenue for the first quarter of 2001 was $2.7 million, an increase of $1.2 million, or 80%, compared to the first quarter of 2000. The increase was largely the result of increased unit sales of ProteinChip Systems as well as an increase in sales of ProteinChip Arrays and the initiation of revenue from Biomarker Discovery Center research contracts.

             COST OF REVENUE. Cost of revenue for the first quarter of 2001 was $1.0 million, an increase of $0.4 million, or 75%, compared to the first quarter of 2000. The increase was primarily due to higher sales volumes. Cost of revenue as a percent of revenue decreased from 38% to 37%, principally due to manufacturing efficiencies as unit volumes of our ProteinChip System production increased. Stock-based compensation expense in cost of revenue was $72,000 in the first quarter of 2001 compared to $25,000 in the same quarter of 2000.

             RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses for the first quarter of 2001 were $2.6 million, an increase of $1.7 million, or 171%, compared to the first quarter of 2000. The increase was due primarily to higher compensation expenses resulting from an increase in headcount. Stock-based compensation expense in research and development was $218,000 in the first quarter of 2001 compared to $136,000 in the same quarter of 2000. We expect research and development expenses exclusive of stock-based compensation to increase in 2001 relative to 2000.

             SALES AND MARKETING EXPENSES. Sales and marketing expenses in the first quarter of 2001 were $3.0 million, an increase of $1.5 million, or 103%, compared to the first quarter of 2000. The increase was largely due to higher compensation expenses resulting from the addition of field research scientists and program managers in the United States and Europe. Staffing in sales and marketing approximately doubled from March 31, 2000 to March 31, 2001. There was also increased spending for trade shows, advertising and sales literature. Stock-based compensation expense in sales and marketing was $298,000 in the first quarter of 2001 compared to $283,000 in the same quarter of 2000. We expect sales and marketing expenses exclusive of stock-based compensation to increase in 2001 relative to 2000.

             GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses during the first quarter of 2001 were $3.4 million, an increase of $2.2 million, or 203%, compared to the first quarter of 2000. The increase can be partly attributed to charges related to stock-based compensation, which were $1.0 million in the first quarter of 2001 compared to $417,000 in the corresponding quarter of 2000. In addition, we incurred higher compensation expenses as the result of headcount increases, and increased legal fees resulting from our litigation and patent filings. We expect  general and administrative expenses exclusive of stock-based compensation to increase in 2001 relative to 2000.

             INTEREST AND OTHER INCOME (EXPENSE), NET. Interest income in the first quarter of 2001 was $1.5 million compared to $159,000 in the same quarter of 2000. The increase was due to the higher cash and investment balances that resulted from our initial public offering in September 2000. Interest expense of $30,000 for the first quarter of 2001 was a decrease of approximately $21,000 from the same quarter of 2000. This was due to repaying our line of credit, and to declining lease and loan balances. In the first quarter of 2001, we recorded $12,000 as equity in the net loss of our Japanese joint venture, compared to a $28,000 loss in the corresponding quarter of 2000.

LIQUIDITY AND CAPITAL RESOURCES

             From our inception through March 31, 2001, we have financed our operations principally with $21.2 million from the sales of products and services to customers and with equity financings totaling $157.0 million. This includes the $101.2 million initial public offering in September 2000. Cash, cash equivalents and long-term investments at March 31, 2001 were $103.2 million compared to $107.6 million at December 31, 2000. Working capital at March 31, 2001 was $98.5 million, compared to $108.0 million at December 31, 2000.

             Net cash used in operating activities was $2.9 million in the first three months of 2001, which was primarily the result of net losses in operations of $6.0 million, offset by $1.5 million of amortization of deferred compensation, $1.0 million of changes in operating assets and liabilities, and $479,000 of depreciation and amortization.

             Net cash used in investing activities was $5.5 million in the first three months of 2001, which consisted principally of property and equipment purchases and purchases of long-term investments.

             Net cash used in financing activities was $136,000 in the first three months of 2001, largely the result of repayments on long-term debt and capital lease obligations. Long-term debt and capital lease balances at March 31, 2001 were $726,000.

             We expect to acquire additional capital equipment for our various facilities on an ongoing basis as we add staff, increase capacity and improve capabilities. We anticipate capital expenditures of approximately $600,000 for each Biomarker Discovery Center we establish, consisting of laboratory equipment, leasehold improvements, office furnishings and computers. The Company expects that its existing capital resources and interest income will enable the Company to maintain current and planned operations at least through 2002. In the event that the Company requires additional funding at any point in the future, the Company will seek to raise such additional funding from other sources, including the public equity market, private financings, collaborative arrangements and debt. If additional capital is raised through the issuance of equity or securities convertible into equity, our stockholders may experience dilution, and such securities may have rights, preferences or privileges senior to those of the holders of our common stock. Additional financing may not be available to us on favorable terms, if at all. If we are unable to obtain financing, or to obtain it on acceptable terms, we may be unable to execute our business plan.

RISK FACTORS

We expect to continue to incur net losses in the foreseeable future. If we are unable to significantly increase our revenues, we may never achieve profitability.

             From our inception in December 1993, through March 31, 2001, we have generated cumulative revenue of approximately $21.2 million and have incurred net losses of approximately $54.9 million. We have experienced significant operating losses each year since our inception and expect these losses to continue for the next several years. For example, we experienced net losses of approximately $6.0 million in the first quarter of 2001, $20.3 million in 2000, $8.0 million in 1999, and $8.1 million in 1998. Our losses have resulted principally from costs incurred in research and development, sales and marketing, and general and administrative costs associated with our operations. These costs have exceeded our revenue which, to date, has been generated principally from product sales. We expect to incur additional operating losses and these losses may be substantial as a result of increases in expenses for manufacturing, marketing and sales, research and product development, and general and administrative costs. We may never achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

             Our commercial success depends on our ability to maintain our sublicenses to the SELDI technology. We acquired our core SELDI technology, which was originally developed at the Baylor College of Medicine, pursuant to royalty–bearing sublicenses in the fields in which we operate. Our rights under these sublicenses are set forth in agreements between MAS, the exclusive licensee of the Baylor patents, and our subsidiaries, IllumeSys Pacific, Inc. and Ciphergen Technologies, Inc.

             In July 2000, in response to MAS's claims that we had materially breached the sublicense agreements and threatened termination of the sublicense agreements, we filed a lawsuit against MAS and LumiCyte requesting a declaration that we have the right to sell information and service products, including through our Biomarker Discovery Centers, and requesting a preliminary injunction preventing MAS from terminating the sublicense agreements. In October 2000, we made additional claims against MAS and LumiCyte and added Dr. T. William Hutchens as an individual defendant. Dr. Hutchens is the Chief Executive Officer of both MAS and LumiCyte, a former officer and director of Ciphergen, and the beneficial owner of approximately 10.7% of the Company's outstanding common stock.

             We believe that our cause of action has merit and we intend to pursue the litigation aggressively. Although we believe that the resolution of the litigation will not harm our ability to continue to pursue our business and strategy, litigation is unpredictable and we may not prevail. The court may determine that LumiCyte or others possess exclusive rights to provide information products and service products that we seek to exercise as part of our business. The sublicense agreements referred to above provide for termination in the event of material breach. Therefore, if we do not prevail in our cause of action, and if the court determines that we have materially breached the sublicense agreements, there is a risk that the sublicense agreements could be terminated. Substantially all of our revenue is derived from products relying on technology covered by the sublicense agreements. If the agreements were terminated and we were unable to obtain a license to these rights, we would be precluded from selling any SELDI–based products within the scope of the Baylor patents, we would no longer generate revenue from the sale of these products and we would have to revise our business direction and strategy. See "Legal Proceedings."

If we are unable to reduce our lengthy sales cycle, our ability to become profitable will be harmed.

             Our ability to obtain customers for our products depends in significant part upon the perception that our products and services can help enable protein biomarker discovery, characterization and assay development. From the time we make initial contact with a potential customer until we receive a binding purchase order typically takes between a few months to one year. Our sales effort requires the effective demonstration of the benefits of our products, and may require significant training, sometimes to many different departments within a potential customer. These departments might include research and development personnel and key management. In addition, we may be required to negotiate agreements containing terms unique to each customer. We may expend substantial funds and management effort and may not be able to successfully sell our products or services in a short enough time to achieve profitability.

We may need to raise additional capital in the future, and if we are unable to secure adequate funds on terms acceptable to us, we may be unable to execute our business plan.

             We currently anticipate that current cash resources will be sufficient to meet our anticipated financial needs for at least the next two years. However, we may need to raise additional capital sooner in order to develop new or enhanced products or services, establish Biomarker Discovery Centers and other facilities, or acquire complementary products, businesses or technologies to respond to competitive pressures. If we are unable to obtain financing, or to obtain it on acceptable terms, we may be unable to successfully execute our business plan.

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

             We are rapidly and significantly expanding our operations, which is placing a significant strain on our financial, managerial and operational resources. For example, we have recently significantly increased our worldwide sales force and other personnel, with plans for further expansion, and have established additional Biomarker Discovery Centers, with plans to expand their scope. These changes could divert management attention or otherwise disrupt our operations. In order to achieve and manage this growth effectively, we must continue to improve and expand our operational and financial management capabilities and resources. Moreover, we will need to effectively train, integrate, motivate and retain our employees. Our failure to manage our growth effectively could damage our ability to increase revenue and become profitable.

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

             Competition in our existing and potential markets is intense and we expect it to increase. Currently, our principal competition comes from other technologies that are used to perform many of the same functions for which we market our ProteinChip System. The major technologies that compete with our ProteinChip System are liquid chromatography-mass spectrometry and 2D-gel electrophoresis-mass spectrometry. In the life science research market, protein research tools are currently provided by a number of companies. Several companies also provide products and services, some of which may be competitive with ours. In many instances these competitors may have substantially greater financial, technical, research and other resources and larger, more established marketing, sales, distribution and service organizations than we do. Additionally, our potential customers may internally develop competing technologies. If we fail to compete effectively with these technologies and products, or if competitors develop significant improvements in protein detection systems or develop systems that are easier to use, our products may not achieve market acceptance and our sales may decrease.

If the government grants a license to others to the SELDI technology, it may harm our business.

             Some of the inventions covered by the sublicense agreements were developed under a grant from an agency of the U.S. government and therefore the government has a paid-up non-exclusive non-transferable license to those inventions, and the right in limited circumstances to grant a license to others on reasonable terms. If the government exercises those rights our business could be harmed.

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

             MAS has opposed our trademark application for the SELDI mark on the basis of alleged earlier use of SELDI. That opposition remains pending. As a result, we may not be successful in obtaining a federal registration for the mark and may be sued by MAS for trademark infringement based on MAS' prior claimed rights to the SELDI mark. If MAS is successful, we will have to license rights to the mark or not use the name, and we will be subjected to costs and damages.

We rely on single-source suppliers for many components of our ProteinChip System and if we are unable to obtain components we would be harmed and our operating results would suffer.

             We depend on many single-source suppliers for the necessary materials and components required to assemble our products. Because of limited quantities of products manufactured at this stage of our development, it is not economically feasible to qualify and maintain alternate vendors for most components of our ProteinChip Reader and ProteinChip Arrays. We have occasionally experienced delays in receiving components, resulting in manufacturing delays. If we are unable to procure the necessary materials and components from our current vendors, we will have to arrange new sources of supply and our materials and components shipments could be delayed, harming our ability to assemble and manufacture our ProteinChip Reader and ProteinChip Arrays, and our ability to sustain or increase revenue could be harmed. As a result, our costs could increase and our profitability could be harmed.

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

             An element of our business strategy is to establish Biomarker Discovery Centers, in part through partnerships with academic and government research centers, and with pharmaceutical and biotechnology companies. Although we are currently in negotiations with potential partners and clients, to date we have entered into only a few such arrangements. Failure to enter into additional arrangements could limit adoption of our products and prevent us from achieving profitability.

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

     •            announcements of new products, services or technological innovations by us or our competitors;

     •            conditions or trends in the pharmaceutical, biotechnology and life science industries;

     •            announcements by us of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

     •            additions or departures of key personnel;

     •            sales of our common stock;

     •            developments regarding our litigation; and

     •            developments regarding our patents or other intellectual property, or that of our competitors.

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

             The market price of our common stock could decline as a result of sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur. In addition, these factors could make it more difficult for us to raise funds through future offerings of common stock. All of the shares sold in our recently completed initial public offering are freely transferable without restriction or further registration under the Securities Act, except for any shares purchased by our "affiliates," as defined in Rule 144 of the Securities Act. The remaining shares of common stock outstanding are "restricted securities" as defined in Rule 144. These shares may be sold in the future without registration under the Securities Act, to the extent permitted by Rule 144 or other exemptions under the Securities Act.

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

             Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our available funds for investment. Our long-term debt and capital lease agreements are at fixed interest rates. We do not plan to use derivative financial instruments in our investment portfolio. We plan to ensure the safety and preservation of our invested principal funds by limiting default risks, market risk and reinvestment risk. We plan to mitigate default risk by investing in high credit-quality securities.

FOREIGN CURRENCY EXCHANGE RISK

             Almost all of our revenue is realized in U.S. dollars. Therefore, we do not believe that we currently have any significant direct foreign currency exchange rate risk.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

             We currently are a party to the following legal proceedings: Ciphergen Biosystems, Inc., Ciphergen Technologies, Inc. and IllumeSys Pacific, Inc. v. Molecular Analytical Systems, Inc., LumiCyte, Inc. and T. William Hutchens and Molecular Analytical Systems, Inc. v. Ciphergen Biosystems, Inc. There were no material developments in either of these causes of action during the first quarter of 2001. For a complete description of the main aspects in dispute in these matters, please refer to Ciphergen's Form 10-K filed with the Securities and Exchange Commission on April 2, 2001.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

             During the three months ended March 31, 2001, we granted stock options to purchase an aggregate of 250,140 shares of our common stock at an exercise price of $8.50 per share to employees under our 2000 Stock Plan. During the three months ended March 31, 2001, employees exercised options for 14,022 shares of common stock for aggregate consideration of approximately $20,000. The issuance of these securities was deemed to be exempt from registration under the Act in reliance upon Section 4(2) of the Act or Rule 701 promulgated under Section 3(b) of the Act.

             During the three months ended March 31, 2001, no warrants were issued or exercised.

             The Company had its initial public offering ("IPO") of 5,500,000 shares of common stock on September 28, 2000 at price of $16.00 per share. On October 3, 2000 the underwriters exercised their option to purchase an additional 825,000 shares of common stock. The IPO generated aggregate gross proceeds of approximately $101.2 million for the Company. The net proceeds to the Company were approximately $92.4 million, after deducting underwriting discounts and commissions of approximately $7.1 million and expenses of the offering of approximately $1.7 million. Combined with previously existing resources, the Company had $107.6 million in cash and cash equivalents at December 31, 2000.

             From the time of receipt through March 31, 2001, the proceeds from the offering and previously-existing cash and cash equivalents were used for general corporate purposes including expansion of sales and marketing, research and development, and general and administrative functions; to establish and expand Biomarker Discovery Centers; for capital expenditures of approximately $1.9 million; and for working capital.

             As of March 31, 2001, the Company had $103.2 million in cash, cash equivalents and long-term investments. In the future, the Company intends to utilize its financial resources for working capital; expansion of sales and marketing, reseach and development and general and administrative functions; capital expenditures; and general corporate purposes which may include strategic investments or acquisitions.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	The following exhibits have been filed with this report:

	3.2*	Amended and Restated Certificate of Incorporation of Registrant

	3.4*	Amended and Restated Bylaws of Registrant

	4.1*	Form of Registrant's Common Stock Certificate

*Incorporated by reference to exhibits (with same exhibit number) to Ciphergen Biosystems' Registration Statement on Form S-1 (File No. 333-32812) declared effective on September 28, 2000.

(b)	Reports on Form 8-K.

On January 9, 2001, the Company filed a report on Form 8-K regarding its preliminary revenue forecast for the fourth quarter of 2000.

SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 15, 2001

CIPHERGEN BIOSYSTEMS, INC.
(Registrant)

/s/ William E. Rich, Ph.D.
William E. Rich
President, Chief Executive Officer and Director
(principal executive officer)

/s/ Matthew J. Hogan
Matthew J. Hogan
Vice President and Chief Financial Officer
(principal financial officer)