Form 10-Q
period 2001-06-30
CIPHERGEN BIOSYSTEMS INC
filed 2001-08-14
CIK 926617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-31617

CIPHERGEN BIOSYSTEMS, INC. (Exact name of registrant as specified in its charter)

DELAWARE	33-0595156

(State or other jurisdiction	(I.R.S. Employer
of incorporation of organization)	Identification Number)

6611 DUMBARTON CIRCLE, FREMONT, CALIFORNIA	94555

(Address of principal executive offices)	(ZIP Code)

Registrant's telephone number, including area code:	510-505-2100

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒   No  ☐

Number of shares of common stock, $0.001 par value, outstanding as of July 31,  2001: 26,951,304

CIPHERGEN BIOSYSTEMS, INC.

INDEX FOR FORM 10-Q

JUNE 30, 2001

CIPHERGEN BIOSYSTEMS, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30, 2001	December 31, 2000

ASSETS
Current assets:
Cash and cash equivalents	$76,949	$107,633
Short-term investments	13,621	-
Accounts receivable, net	3,684	2,949
Accounts receivable from related parties	303	75
Prepaid expenses and other current assets	1,423	969
Inventories, net	1,526	1,322

Total current assets	97,506	112,948

Property and equipment, net	5,786	4,687
Long-term investments	6,695	-
Goodwill and other intangible assets	227	379
Notes receivable from related parties	344	304
Investment in joint venture	-	12
Other long-term assets	621	618

Total assets	$111,179	$118,948

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$2,566	$1,769
Accounts payable to related party	15	13
Accrued liabilities	2,143	2,014
Deferred revenue	853	579
Deferred revenue from related parties	125	137
Current portion of capital lease obligations	212	234
Current portion of long-term debt	174	182

Total current liabilities	6,088	4,928

Deferred revenue	110	128
Deferred revenue from related parties	205	221
Capital lease obligations, net of current portion	202	307
Long-term debt, net of current portion	20	117
Other long-term liabilities	285	95

Total liabilities	6,910	5,796

Contingencies (Note 5)

Stockholders' equity:
Common stock	27	27
Additional paid-in capital	175,091	175,694
Notes receivable from stockholders	(1,294)	(1,294)
Deferred stock compensation	(8,791)	(12,362)
Accumulated other comprehensive loss	(77)	(24)
Accumulated deficit	(60,687)	(48,889)

Total stockholders' equity	104,269	113,152

Total liabilities and stockholders' equity	$111,179	$118,948

See notes to condensed consolidated financial statements.

CIPHERGEN BIOSYSTEMS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,

	2001	2000	2001	2000

Revenue:
Product and other revenue	$3,347	$1,959	$5,981	$3,188
Revenue from related parties	316	188	365	453

Total revenue	3,663	2,147	6,346	3,641

Cost of revenue:
Product and other revenue	927	739	1,897	1,215
Revenue from related parties	100	199	130	296

Total cost of revenue	1,027	938	2,027	1,511

Gross profit	2,636	1,209	4,319	2,130

Operating expenses:
Research and development	3,013	1,909	5,635	2,876
Sales and marketing	3,382	2,053	6,420	3,553
General and administrative	3,094	4,080	6,447	5,188
Amortization of intangible assets	76	77	152	167

Total operating expenses	9,565	8,119	18,654	11,784

Loss from operations	(6,929)	(6,910)	(14,335)	(9,654)

Interest and other income, net	1,115	359	2,537	445

Net loss	(5,814)	(6,551)	(11,798)	(9,209)
Dividend related to beneficial conversion feature of preferred stock	-	-	-	(27,228)

Net loss attributable to common stockholders	$(5,814)	$(6,551)	$(11,798)	$(36,437)

Basic and diluted net loss per share attributable to common stockholders	$(0.22)	$(0.98)	$(0.45)	$(5.53)

Shares used in computing basic and diluted net loss per share attributable to common stockholders	26,429	6,667	26,378	6,585

See notes to condensed consolidated financial statements.

CIPHERGEN BIOSYSTEMS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended

	June 30,

	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,798)	$(9,209)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,014	502
Common stock issued for services	48	27
Preferred stock issued for services	-	379
Amortization of deferred compensation and accelerated vesting of stock options	2,596	4,542
Equity in net loss of joint venture	12	25
Changes in operating assets and liabilities:
Accounts receivable, net	(735)	(943)
Accounts receivable from related parties	(228)	138
Inventories, net	(84)	(515)
Prepaid and other current assets	(454)	(797)
Other long-term assets	(3)	(131)
Accounts payable and accrued liabilities	926	3,343
Accounts payable to related party	2	(15)
Deferred revenue	256	165
Deferred revenue from related parties	(28)	(23)
Other long-term liabilities	190	-

Net cash used in operating activities	(8,286)	(2,512)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net	(2,081)	(3,059)
Issuance of notes receivable to related parties	(40)	(19)
Purchase of investments in securities, net	(20,287)	-

Net cash used in investing activities	(22,408)	(3,078)

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of common stock options	38	236
Purchase of common stock under employee stock purchase plan	313	-
Repurchase of common stock	(27)	-
Proceeds from issuance of preferred stock, net	-	26,899
Exercise of preferred stock warrants	-	811
Principal payments on capital lease obligations	(127)	(85)
Repayments of long-term debt	(105)	(218)
Borrowings under line of credit	-	285
Payments under line of credit	-	(1,110)

Net cash provided by financing activities	92	26,818

Effect of exchange rate changes	(82)	-

Net increase (decrease) in cash and cash equivalents	(30,684)	21,228
Cash and cash equivalents, beginning of period	107,633	2,799

Cash and cash equivalents, end of period	$76,949	$24,027

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Acquistion of property and equipment under capital leases	$-	$436
Common stock issued in exchange for notes receivable	-	300
Repurchase of common stock for cancellation of notes receivable	-	21
Issuance of warrants in connection with Series E Preferred Stock	-	213
Deferred stock-based compensation	(975)	14,509
Dividend related to beneficial conversion feature of preferred stock	-	27,228
Transfer of fixed assets to inventory	120	175
Unrealized gain on investments	29	-

See notes to condensed consolidated financial statements.

CIPHERGEN BIOSYSTEMS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2001

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

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its five wholly-owned subsidiaries. All intercompany transactions have been eliminated in consolidation. The Company reports its minority ownership interest in Ciphergen Biosystems, K.K., a joint venture in Japan, using the equity method of accounting. Intercompany profits have been eliminated in the consolidated financial statements.

This unaudited financial data should be read in conjunction with the financial statements and footnotes contained in the Company's Form 10-K filed on April 2, 2001.

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board issued Statements Nos. 141 and 142 (FAS 141 and FAS 142), "Business Combinations" and "Goodwill and Other Intangible Assets", respectively.  FAS 141 eliminates pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. FAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach.  Under FAS 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. FAS 141 and FAS 142 are effective for all business combinations completed after June 30, 2001. Upon adoption of FAS 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under FAS 141 will be reclassified to goodwill. Companies are required to adopt FAS 142 for fiscal years beginning after December 15, 2001, but early adoption is permitted in certain circumstances. The Company plans to adopt FAS 142 on the first day of fiscal 2002 (January 1, 2002).  In connection with the adoption of FAS 142, the Company will be required to perform a transitional goodwill impairment assessment. The Company has not yet determined the impact that the implementation of these standards will have on its results of operations and financial position.

NOTE 3.  INVENTORIES

Net inventories consisted of the following (in thousands):

	June 30,	December 31,
	2001	2000

Raw materials	$722	$605
Work in process	439	393
Finished goods	365	324

	$1,526	$1,322

NOTE 4.  NET LOSS PER SHARE

Basic net loss per share is calculated using the weighted average number of common shares outstanding during the period. Because the Company is in a net loss position, diluted earnings per share is calculated using the weighted average number of common shares outstanding and excludes the effects of potential common shares that are antidilutive. Potential common shares include common stock subject to repurchase and incremental shares of common stock issuable upon the exercise of stock options and warrants. Had the Company been profitable, diluted earnings per share would have included the shares used in the computation of basic net loss per share as well as an additional 2.5 million and 15.0 million shares at June 30, 2001 and 2000, respectively, related to potential common shares not included above.

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders for the periods indicated (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,

	2001	2000	2001	2000
Numerator:
Net loss attributable to common stockholders	$(5,814)	$(6,551)	$(11,798)	$(36,437)
Denominator:
Weighted average common shares outstanding	26,833	7,147	26,811	7,045
Weighted average unvested common shares subject to repurchase	(404)	(480)	(433)	(460)

Denominator for basic and diluted calculations	26,429	6,667	26,378	6,585

Basic and diluted net loss per share attributable to common stockholders	$(0.22)	$(0.98)	$(0.45)	$(5.53)

NOTE 5.  CONTINGENCIES

The Company is currently party to two legal proceedings.  (1) Ciphergen Biosystems, Inc., Ciphergen Technologies, Inc. and IllumeSys Pacific, Inc. v. Molecular Analytical Systems, Inc., LumiCyte, Inc. and T. William Hutchens.  On July 12, 2000, the Company filed a lawsuit in the Superior Court of the State of California against Molecular Analytical Systems, Inc. ("MAS") and LumiCyte, Inc. ("LumiCyte") requesting a declaration that Ciphergen has the right to sell information and service products, including through its Biomarker Centers, and requesting a preliminary injunction preventing MAS from terminating the sublicense agreements. In October 2000, the Company made additional claims against MAS and LumiCyte, and added T. William Hutchens as an individual defendant. Dr. Hutchens is the Chief Executive Officer of both MAS and LumiCyte, a former officer and director of Ciphergen, and is the beneficial owner of approximately 10% of the Company's outstanding common stock.   Ciphergen's action seeks, among other things, damages and injunctive relief against defendants for unfair competition, misappropriation of trade secrets, and breach of contract, as well as an injunction precluding defendants from operating in Ciphergen's licensed markets. In October 2000, MAS and LumiCyte filed a cross-complaint against Ciphergen, Ciphergen Technologies, Inc. and IllumeSys Pacific, Inc., the three plaintiffs which filed the underlying lawsuit against MAS and LumiCyte described above. The cross-complaint alleges claims for breach of contract, intentional interference with prospective economic advantage, unfair competition, misappropriation of trade secrets and declaratory relief regarding the rights of the parties under the two technology transfer sublicense agreements between MAS and Ciphergen. The cross-complaint also seeks to terminate the sublicense agreements, to obtain injunctive relief, to prevent use of alleged trade secrets of MAS, and damages. Ciphergen and MAS have entered into an agreement that provides that MAS's license termination notices are suspended pending the conclusion of this lawsuit.

(2) Molecular Analytical Systems, Inc. v. Ciphergen Biosystems.  The proceeding was filed December 9, 1999 in the United States Trademark and Appeal Board. The Company has applied for registration of the term "SELDI" as a trademark. MAS has opposed registration of the trademark and is seeking to have the trademark registered in its name instead. The Trademark and Appeal Board has suspended the proceeding until resolution of the lawsuit described above.

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

NOTE 6.  SUBSEQUENT EVENTS

On July 31, 2001, the Company completed its acquisition of the BioSepra chromatography business from Invitrogen Corporation for cash consideration of approximately $11.6 million plus the assumption of approximately $2.2 million in debt.  The purchase price is subject to final contractual post-closing adjustments.  BioSepra, headquartered near Paris, France, has approximately 42 employees who develop, manufacture and market products for the large-scale process chromatography market.

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

             Since 1997, we have used our resources primarily to develop our proprietary ProteinChip System and establish marketing and sales for commercialization of our products. We have also established Biomarker Discovery CentersTM  to provide research services to our clients and to foster further adoption of our products and technology. Since our inception we have incurred significant losses and as of June 30, 2001, we had an accumulated deficit of $60.7 million.

             We recognize revenue in accordance with Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." Revenue from the sale of our ProteinChip System and disposable ProteinChip Arrays is recognized at the time of shipment, provided no significant obligations remain and collections of the receivables are deemed probable.  We recognize revenue from ongoing maintenance contracts ratably over the period of the contracts.  Revenue from Biomarker Center research contracts generally is recognized based upon the achievement of milestones.  Currently, most of the units of our ProteinChip System placed in the field generate a recurring revenue stream from the sale of disposables. We expect the volume of disposables purchased from each site to increase over time as customers become increasingly familiar with the technology and adopt our ProteinChip System for a broader range of proteomics research programs. Our sales are currently driven by the need for better tools to perform protein biomarker discovery, characterization and assay development.

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

             Effective July 2000, we began an eight-year lease of a 30,000 square foot building in Fremont, California. The lease was subsequently amended to add another 31,000 square feet, of which we sublease 27,000 square feet to an unrelated company. The building houses most of our California-based employees, as well as a Biomarker Center. We expect to incur facilities costs of approximately $1.7 million per year in connection with our facility. We use approximately 8% of the Fremont space for a Biomarker Center for which we expect to incur approximately $140,000 in facilities costs per year. In the first quarter of 2000, we also established our Scandinavian headquarters for sales and service and a Biomarker Center in Copenhagen, Denmark, with annual facilities costs of approximately $80,000. In the fourth quarter of 2000, we leased a Biomarker Center facility near Philadelphia, Pennsylvania, with annual facilities costs of approximately $70,000. We do not have customers or partnerships for the Copenhagen facility at this time. Until we initiate such revenue producing arrangements, we will deploy the staff and facility on product development projects and product demonstrations for potential partnerships.

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

             This Form 10-Q contains forward-looking statements based upon current expectations, including, without limitation, statements with regard to revenue growth, future sales volumes for disposables, increasing costs, including sales and marketing, research and development, and general and administrative costs, anticipated future losses, expected levels of capital expenditures, increased manufacturing efficiencies and a corresponding decline in cost of revenue as a percent of revenue, the development of improved products, the outcome of  legal proceedings, the period of time for which our existing financial resources and interest income will be sufficient to enable us to maintain current and planned operations, and the market risk of our investments. You can identify these statements by forward-looking words such as "may," "will," "expect," "intend," "anticipate," "believe," "estimate," "plan," "could," "should," and "continue," or similar words. Such forward-looking statements involve risks and uncertainties, including, without limitation, the following: the risk that our products will not meet with market acceptance and our sales may not increase; the risk that we will not experience increased manufacturing efficiencies and that there will be no corresponding decline in cost of revenue as a percent of revenue; the risk that we will fail to successfully develop and introduce improved products; the uncertainty regarding the resolution of litigation and our ability to pursue our business and strategy; the risk that our existing financial resources and interest income will not be sufficient to enable us to maintain current and planned operations for the period described; and the risk that we will incur losses on our investments. For a discussion of other risks and uncertainties affecting our business, see our Annual Report on Form 10-K as filed on April 2, 2001 and our other filings with the Securities and Exchange Commission. Our actual results and timing of certain events may differ significantly from the results discussed in such forward-looking statements as a result of these or other factors.

             We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions, or circumstances on which any such statements are based.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2001 AND JUNE 30, 2000

             REVENUE. Total revenue for the second quarter of 2001 was $3.7 million, an increase of $1.5 million, or 71%, compared to the second quarter of 2000. The increase was largely the result of a 57% increase in unit sales of ProteinChip Systems as well as an increase in sales of ProteinChip Arrays and the initiation of revenue from Biomarker Center research contracts.

             COST OF REVENUE. Cost of revenue for the second quarter of 2001 was $1.0 million, an increase of $0.1 million, or 9%, compared to the second quarter of 2000. The increase was primarily due to higher sales volumes. Cost of revenue as a percent of revenue decreased from 44% to 28%, principally due to manufacturing efficiencies as unit volumes of our ProteinChip System and Array production increased. Stock-based compensation expense in cost of revenue was $56,000 in the second quarter of 2001 compared to $47,000 in the same quarter of 2000.

             RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses for the second quarter of 2001 were $3.0 million, an increase of $1.1 million, or 58%, compared to the second quarter of 2000. The increase was due primarily to higher compensation expenses resulting from an increase in headcount, and the addition of our Philadelphia and Johns Hopkins University Biomarker Centers.  Stock-based compensation expense in research and development was $37,000 in the second quarter of 2001 compared to $469,000 in the same quarter of 2000. We expect research and development expenses exclusive of stock-based compensation to increase in 2001 relative to 2000.

             SALES AND MARKETING EXPENSES. Sales and marketing expenses in the second quarter of 2001 were $3.4 million, an increase of $1.3 million, or 65%, compared to the second quarter of 2000. The increase was largely due to higher compensation expenses resulting from the addition of field research scientists and program managers in the United States, Canada and Europe. Staffing in sales and marketing increased approximately 75% from June 30, 2000 to June 30, 2001. There was also increased spending for trade shows, advertising and sales literature. Stock-based compensation expense in sales and marketing was $249,000 in the second quarter of 2001 compared to $244,000 in the same quarter of 2000. We expect sales and marketing expenses exclusive of stock-based compensation to increase in 2001 relative to 2000.

             GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses during the second quarter of 2001 were $3.1 million, a decrease of $1.0 million, or 24%, compared to the second quarter of 2000. The decrease can be attributed to charges related to stock-based compensation, which were $714,000 in the second quarter of 2001 compared to $2.9 million in the corresponding quarter of 2000.  We incurred higher payroll and benefits expenses as the result of headcount increases, increased legal fees resulting from our litigation and patent filings, and increased accounting fees and insurance costs associated with being a public company. We expect  general and administrative expenses exclusive of stock-based compensation to increase in 2001 relative to 2000.

             INTEREST AND OTHER INCOME (EXPENSE), NET. Interest income in the second quarter of 2001 was $1.2 million compared to $394,000 in the same quarter of 2000. The increase was due to the higher cash and investment balances that resulted from our initial public offering in September 2000. Interest expense of $26,000 for the second quarter of 2001 was a decrease of approximately $18,000 from the same quarter of 2000. This was due to repaying our line of credit, and to declining lease and loan balances. In the second quarter of 2001, we recorded no gain or loss from our Japanese joint venture, compared to a $3,000 gain in the corresponding quarter of 2000.

SIX MONTHS ENDED JUNE 30, 2001 AND JUNE 30, 2000

             REVENUE. Total revenue for the first six months of 2001 was $6.3 million, an increase of $2.7 million, or 74%, compared to the first six months of 2000. The increase was largely the result of a 50% increase in unit sales of ProteinChip Systems as well as an increase in sales of ProteinChip Arrays and the initiation of revenue from Biomarker Center research contracts.

             COST OF REVENUE. Cost of revenue for the first six months of 2001 was $2.0 million, an increase of $0.5 million, or 34%, compared to the first six months of 2000. The increase was primarily due to higher sales volumes. Cost of revenue as a percent of revenue decreased from 42% to 32%, principally due to manufacturing efficiencies as unit volumes of our ProteinChip System production increased. Stock-based compensation expense in cost of revenue was $128,000 in the first six months of 2001 compared to $72,000 in the same period of 2000.

             RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses for the first six months of 2001 were $5.6 million, an increase of $2.8 million, or 96%, compared to the first six months of 2000. The increase was due primarily to higher compensation expenses resulting from an increase in headcount, and the addition of our Philadelphia and Johns Hopkins University Biomarker Centers. Stock-based compensation expense in research and development was $255,000 in the first six months of 2001 compared to $605,000 in the same period of 2000. We expect research and development expenses exclusive of stock-based compensation to increase in 2001 relative to 2000.

             SALES AND MARKETING EXPENSES. Sales and marketing expenses in the first six months of 2001 were $6.4 million, an increase of $2.9 million, or 81%, compared to the first six months of 2000. The increase was largely due to higher compensation expenses resulting from the addition of field research scientists and program managers in the United States, Canada and Europe. Staffing in sales and marketing increased approximately 75% from June 30, 2000 to June 30, 2001. There was also increased spending for trade shows, advertising and sales literature. Stock-based compensation expense in sales and marketing was $547,000 in the first six months of 2001 compared to $527,000 in the same period of 2000. We expect sales and marketing expenses exclusive of stock-based compensation to increase in 2001 relative to 2000.

             GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses during the first six months of 2001 were $6.4 million, an increase of $1.3 million, or 24%, compared to the first six months of 2000.  We incurred higher compensation expenses as the result of headcount increases, increased legal fees resulting from our litigation and patent filings, and higher accounting fees and insurance premiums associated with being a public company. This was partly offset by a reduction in charges related to stock-based compensation, which were $1.7 million in the first six months of 2001 compared to $3.3 million in the corresponding period of 2000. We expect general and administrative expenses exclusive of stock-based compensation to increase in 2001 relative to 2000.

             INTEREST AND OTHER INCOME (EXPENSE), NET. Interest income in the first six months of 2001 was $2.6 million compared to $553,000 in the same period of 2000. The increase was due to the higher cash and investment balances that resulted from our initial public offering in September 2000. Interest expense of $56,000 for the first six months of 2001 was a decrease of approximately $39,000 from the same period of 2000. This was due to repaying our line of credit, and to declining lease and loan balances. In the first six months of 2001, we recorded $12,000 as equity in the net loss of our Japanese joint venture, compared to a $25,000 loss in the corresponding period of 2000.

LIQUIDITY AND CAPITAL RESOURCES

             From our inception through June 30, 2001, we have financed our operations principally with $24.9 million from the sales of products and services to customers and with equity financings totaling $157.0 million. This includes the $101.2 million initial public offering in September 2000. Cash, cash equivalents and investments in securities at June 30, 2001 were $97.3 million compared to $107.6 million at December 31, 2000. Working capital at June 30, 2001 was $91.4 million, compared to $108.0 million at December 31, 2000.

             Net cash used in operating activities was $8.3 million in the first six months of 2001, which was primarily the result of net losses from operations of $11.8 million, offset by $2.6 million of amortization of deferred compensation and $1.0 million of depreciation and amortization.

             Net cash used in investing activities was $22.4 million in the first six months of 2001, which consisted principally of property and equipment purchases and net purchases of investments in securities.

             Net cash provided by financing activities was $110,000 in the first six months of 2001, largely the result of sales of common stock under the employee stock purchase plan of $331,000, offset by repayments on long-term debt and capital lease obligations totaling $232,000. Long-term debt and capital lease balances at June 30, 2001 totalled $608,000.

             We expect to acquire additional capital equipment for our various facilities on an ongoing basis as we add staff, increase capacity and improve capabilities. We anticipate capital expenditures of approximately $600,000 for each Biomarker Center we establish, consisting of laboratory equipment, leasehold improvements, office furnishings and computers. The Company expects that its existing capital resources and interest income will enable the Company to maintain current and planned operations at least through 2002. In the event that the Company requires additional funding at any point in the future, the Company will seek to raise such additional funding from other sources, including the public equity market, private financings, collaborative arrangements and debt. If additional capital is raised through the issuance of equity or securities convertible into equity, our stockholders may experience dilution, and such securities may have rights, preferences or privileges senior to those of the holders of our common stock. Additional financing may not be available to us on favorable terms, if at all. If we are unable to obtain financing, or to obtain it on acceptable terms, we may be unable to execute our business plan.

RISK FACTORS

We expect to continue to incur net losses in the foreseeable future. If we are unable to significantly increase our revenues, we may never achieve profitability.

             From our inception in December 1993 through June 30, 2001, we have generated cumulative revenue of approximately $24.9 million and have incurred net losses of approximately $60.7 million. We have experienced significant operating losses each year since our inception and expect these losses to continue for the next several years. For example, we experienced net losses of approximately $11.8 million in the first half of 2001, $20.3 million in the full year 2000, $8.0 million in 1999, and $8.1 million in 1998. Our losses have resulted principally from costs incurred in research and development, sales and marketing, and general and administrative costs associated with our operations. These costs have exceeded our revenue which, to date, has been generated principally from product sales. We expect to incur additional operating losses and these losses may be substantial as a result of increases in expenses for manufacturing, marketing and sales, research and product development, and general and administrative costs. We may never achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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
In July 2000, in response to MAS's claims that we had materially breached the sublicense agreements and threatened termination of the sublicense agreements, we filed a lawsuit against MAS and LumiCyte requesting a declaration that we have the right to sell information and service products, including through our Biomarker Discovery Centers, and requesting a preliminary injunction preventing MAS from terminating the sublicense agreements. In October 2000, we made additional claims against MAS and LumiCyte and added Dr. T. William Hutchens as an individual defendant. Dr. Hutchens is the Chief Executive Officer of both MAS and LumiCyte, a former officer and director of Ciphergen, and the beneficial owner of approximately 10% of the Company's outstanding common stock. We believe that our causes of action have merit and we intend to pursue the litigation aggressively. Although we believe that the resolution of the litigation will not harm our ability to continue to pursue our business and strategy, litigation is unpredictable and we may not prevail. The court may determine that LumiCyte or others possess exclusive rights to provide information products and service products that we seek to exercise as part of our business. The sublicense agreements referred to above provide for termination in the event of material breach. Therefore, if we do not prevail in our cause of action, and if the court determines that we have materially breached the sublicense agreements, there is a risk that the sublicense agreements could be terminated. Substantially all of our revenue is derived from products relying on technology covered by the sublicense agreements. If the agreements were terminated and we were unable to obtain a license to these rights, we would be precluded from selling any SELDI-based products within the scope of the Baylor patents, we would no longer generate revenue from the sale of these products and we would have to revise our business direction and strategy. See "Legal Proceedings."

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

             We currently anticipate that current cash resources will be sufficient to meet our anticipated financial needs through the end of 2002. However, we may need to raise additional capital sooner in order to develop new or enhanced products or services, establish Biomarker Centers and other facilities, or acquire complementary products, businesses or technologies to respond to competitive pressures. If we are unable to obtain financing, or to obtain it on acceptable terms, we may be unable to successfully execute our business plan.

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

             We are rapidly and significantly expanding our operations, which is placing a significant strain on our financial, managerial and operational resources. For example, we have recently significantly increased our worldwide sales force and other personnel, with plans for further expansion, and have established additional Biomarker Centers, with plans to expand their scope. These changes could divert management attention or otherwise disrupt our operations. In order to achieve and manage this growth effectively, we must continue to improve and expand our operational and financial management capabilities and resources. Moreover, we will need to effectively train, integrate, motivate and retain our employees. Our failure to manage our growth effectively could damage our ability to increase revenue and become profitable.

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

             Competition in our existing and potential markets is intense and we expect it to increase. Currently, our principal competition comes from other technologies that are used to perform many of the same functions for which we market our ProteinChip System. The major technologies that compete with our ProteinChip System are liquid chromatography-mass spectrometry and 2D-gel electrophoresis-mass spectrometry. In the life science research market, protein research tools are currently provided by a number of companies. Several companies also provide products and services, some of which may be competitive with ours. In many instances these competitors may have substantially greater financial, technical, research and other resources and larger, more established marketing, sales, distribution and service organizations. Additionally, our potential customers may internally develop competing technologies. If we fail to compete effectively with these technologies and products, or if competitors develop significant improvements in protein detection systems or develop systems that are easier to use, our products may not achieve market acceptance and our sales may decrease.

If the government grants a license to others to the SELDI technology, it may harm our business.

             Some of the inventions covered by the sublicense agreements were developed under a grant from an agency of the U.S. government and therefore the government has a paid-up non-exclusive non-transferable license to those inventions, and the right, in limited circumstances, to grant a license to others on reasonable terms. If the government exercises those rights our business could be harmed.

If a competitor infringes our proprietary rights, we may lose any competitive advantage we may have as a result of diversion of management time, enforcement costs and the loss of the exclusivity of our proprietary rights.

             Our commercial success depends in part on our ability to maintain and enforce our proprietary rights. We rely on a combination of patents, trademarks and trade secrets to protect our technology and brand. In addition to our licensed SELDI technology, we also have submitted patent applications directed to subsequent technological improvements and application of the SELDI technology. Our patent applications may not result in additional patents.

             If competitors engage in activities that infringe our proprietary rights, our management's focus will be diverted and we may incur significant costs in asserting our rights. We may not be successful in asserting our proprietary rights, which could result in our patents being held invalid or a court holding that the competitor is not infringing, either of which would harm our competitive position. We cannot be sure that competitors will not design around our patented technology.

             We also rely upon the skills, knowledge and experience of our technical personnel. To help protect our rights, we require all employees to enter into confidentiality agreements that prohibit the disclosure of confidential information. These agreements may not provide adequate protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use or disclosure.

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

             MAS has opposed our trademark application for the SELDI mark on the basis of alleged earlier use of SELDI. The outcome of that opposition remains pending. As a result, we may not be successful in obtaining a federal registration for the mark and may be sued by MAS for trademark infringement based on MAS' prior claimed rights to the SELDI mark. If MAS is successful, we will have to license rights to the mark or not use the name, and we will be subjected to costs and damages.

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

If we are unable to attract clients for our Biomarker Centers, we may not be successful in furthering adoption of our products and technology and achieving profitability.

             An element of our business strategy is to establish Biomarker Centers, in part through partnerships with academic and government research centers, and with pharmaceutical and biotechnology companies. Although we are currently in negotiations with potential partners and clients, to date we have entered into only a few such arrangements. Failure to enter into additional arrangements could limit adoption of our products and prevent us from achieving profitability.

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

             There is no guarantee that an active trading market for our common stock will be maintained on the Nasdaq Stock Market's National Market. Investors may not be able to sell their shares quickly or at the latest market price if trading in our stock is not active.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

             The following discussion about our market risk disclosure involves forward-looking statements. We are exposed to market risk related mainly to changes in interest rates. We do not invest in derivative financial instruments.

INTEREST RATE SENSITIVITY

             The fair value of the Company’s investments in marketable securities at June 30, 2001 was $97.2 million with a weighted-average maturity of 58 days and a weighted-average interest rate of 4.13%

             The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. We plan to ensure the safety and preservation of our invested principal funds by limiting default risks, market risk and reinvestment risk. To achieve these objectives, we maintain our portfolio of cash equivalents, short-term investments and long-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities, and, by policy, restrict our exposure to any single corporate issuer by imposing concentration limits. We plan to mitigate default risk by investing in high credit-quality securities.

             Some of the securities that we invest in may have market risk. That means that a change in prevailing interest rates may cause the fair value of the principal amount of an investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing rate rises, the fair value of the principal amount of our investment will probably decline. To minimize the exposure due to adverse shifts in interest rates, the Company maintains investments at an average maturity of less than one year.

             Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our available funds for investment. Our long-term debt and capital lease agreements are at fixed interest rates. We do not plan to use derivative financial instruments in our investment portfolio.

FOREIGN CURRENCY EXCHANGE RISK

             Most of our revenue is realized in U.S. dollars. Therefore, we do not believe that we currently have any significant direct foreign currency exchange rate risk.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

             We currently are a party to two legal proceedings: (1) Ciphergen Biosystems, Inc., Ciphergen Technologies, Inc. and IllumeSys Pacific, Inc. v. Molecular Analytical Systems, Inc., LumiCyte, Inc. and T. William Hutchens and (2) Molecular Analytical Systems, Inc. v. Ciphergen Biosystems, Inc. There were no material developments in either of these  actions during the second quarter of 2001. For a complete description of the main aspects in dispute in these matters, please refer to our Form 10-K filed with the Securities and Exchange Commission on April 2, 2001.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

             On September 28, 2000, our Registration Statement on Form S-1 (File No. 333-32812) was declared effective by the Securities and Exchange Commission, and the Company had its initial public offering ("IPO") of 5,500,000 shares of common stock at price of $16.00 per share. On October 3, 2000 the underwriters exercised their option to purchase an additional 825,000 shares of common stock. The IPO generated aggregate gross proceeds of approximately $101.2 million for the Company. The net proceeds to the Company were approximately $92.4 million, after deducting underwriting discounts and commissions of approximately $7.1 million and expenses of the offering of approximately $1.7 million. Combined with previously existing resources, the Company had $107.6 million in cash and cash equivalents at December 31, 2000.

             From the time of receipt through June 30, 2001, the proceeds from the offering and previously-existing cash and cash equivalents were used for general corporate purposes including expansion of sales and marketing, research and development, and general and administrative functions; to establish and expand Biomarker Centers; for capital expenditures of approximately $2.6 million; and for working capital.

             As of June 30, 2001, the Company had $97.3 million in cash, cash equivalents, short-term investments and long-term investments. These funds were invested in bank deposits, money market funds and corporate debt securities. In the future, the Company intends to utilize its financial resources for working capital; expansion of sales and marketing, reseach and development and general and administrative functions; capital expenditures; and general corporate purposes which may include strategic investments or acquisitions.

             In June 2001 the Company agreed to spend approximately $11.6 million to acquire the BioSepra process chromatography business from Invitrogen Corporation. The acquisition was completed on July 31, 2001.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             a)          The Annual Meeting of Stockholders of Ciphergen Biosystems, Inc. was held on June 7, 2001.

b)          The following Class I directors retired by rotation at the June 7, 2001 Annual Meeting of Stockholders:

Name of the Director who retired by rotation

1.	Barbara J. Dalton
2.	Daniel Vapnek

The following are the directors who were nominated as Class I Directors:

Name of the Director

1.	Michael J. Callaghan
2.	James L. Rathmann

The following are the other directors whose term of office as a director continues after the meeting:

Name of the Director

1.	John A. Young (Class II)
2.	William R. Green (Class II)
3.	Jean-François Formela (Class III)
4.	William E. Rich (Class III)

c)          The following is a brief description of the matters voted upon at the meeting held on June 7, 2001 along with votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, as to each matter.  The matters to be voted upon were notified to the shareholders on record.  The notice to the shareholders containing the business to be transacted at the meeting and the matters to be voted upon had been filed with the SEC on Form 14A filed with the SEC on May 9, 2001.
ORDINARY BUSINESS

Brief Description of the Matter Put to Vote		Votes For	Votes Against/ Withheld	Abstentions/ Broker Non-votes

1.	To amend the Bylaws of Ciphergen Biosystems, Inc. to reduce the number of directors on the Board of Directors from eight (8) to six (6).	17,135,930	359,345	3,442
2.	To appoint Michael J. Callaghan as a Class I Director.	16,051,469	1,102,725	-
3.	To appoint James L. Rathmann as a Class I Director.	17,150,821	3,373	-
4.	Ratify the appointment of PricewaterhouseCoopers LLP as the independent auditors for the 2001 fiscal year.	17,129,138	24,165	891

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

The following exhibits have been filed with this report:

3.2*	Amended and Restated Certificate of Incorporation of Registrant.

3.4*	Amended and Restated Bylaws of Registrant.

4.1*	Form of Registrant’s Common Stock Certificate.

10.28	Asset Purchase Agreement dated June 25, 2001 by and between Invitrogen Corporation and Ciphergen Biosystems, Inc.

*Incorporated by reference to exhibits (with same exhibit number) to Ciphergen Biosystems' Registration Statement on Form S-1 (File No. 333-32812) declared effective on September 28, 2000.

(b)	Reports on Form 8-K.

No reports on Form 8-K were filed during the quarter ended June 30, 2001.

SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 14, 2001

CIPHERGEN BIOSYSTEMS, INC.

(Registrant)

/s/ William E. Rich, Ph.D.

William E. Rich
President, Chief Executive Officer and Director
(principal executive officer)

/s/ Matthew J. Hogan

Matthew J. Hogan
Vice President and Chief Financial Officer
(principal financial officer)