Form 10-Q
period 2001-09-30
CIPHERGEN BIOSYSTEMS INC
filed 2001-11-13
CIK 926617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-31617

CIPHERGEN BIOSYSTEMS, INC. (Exact name of registrant as specified in its charter)

DELAWARE	33-0595156
(State or other jurisdiction	(I.R.S. Employer
of incorporation of organization)	Identification Number)

6611 DUMBARTON CIRCLE, FREMONT, CALIFORNIA	94555
(Address of principal executive offices)	(ZIP Code)

Registrant's telephone number, including area code:	510-505-2100

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒   No  ☐

Number of shares of common stock, $0.001 par value, outstanding as of October 31, 2001: 26,955,370

CIPHERGEN BIOSYSTEMS, INC.

INDEX FOR FORM 10-Q

SEPTEMBER 30, 2001

CIPHERGEN BIOSYSTEMS, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30, 2001	December 31, 2000

ASSETS
Current assets:
Cash and cash equivalents	$53,842	$107,633
Short-term investments	21,250	-
Accounts receivable, net	5,350	2,949
Accounts receivable from related parties	376	75
Prepaid expenses and other current assets	1,824	969
Inventories, net	3,842	1,322

Total current assets	86,484	112,948

Property and equipment, net	9,579	4,687
Long-term investments	6,536	-
Goodwill and other intangible assets	7,090	379
Notes receivable from related parties	364	304
Investment in joint venture	-	12
Other long-term assets	687	618

Total assets	$110,740	$118,948

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$3,246	$1,769
Accounts payable to related party	50	13
Accrued liabilities	3,670	2,014
Deferred revenue	1,480	579
Deferred revenue from related parties	108	137
Current portion of capital lease obligations	411	234
Current portion of long-term debt	160	182

Total current liabilities	9,125	4,928

Deferred revenue	99	128
Deferred revenue from related party	197	221
Capital lease obligations, net of current portion	2,239	307
Long-term debt, net of current portion	-	117
Other long-term liabilities	374	95

Total liabilities	12,034	5,796

Contingencies (Note 6)

Stockholders' equity:
Common stock	27	27
Additional paid-in capital	174,856	175,694
Notes receivable from stockholders	(1,294)	(1,294)
Deferred stock compensation	(7,450)	(12,362)
Accumulated other comprehensive income (loss)	170	(24)
Accumulated deficit	(67,603)	(48,889)

Total stockholders' equity	98,706	113,152

Total liabilities and stockholders' equity	$110,740	$118,948

See notes to condensed consolidated financial statements.

CIPHERGEN BIOSYSTEMS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Revenue:
Product and other revenue	$4,853	$2,013	$10,834	$5,200
Revenue from related parties	551	325	916	778

Total revenue	5,404	2,338	11,750	5,978

Cost of revenue:
Product and other revenue	1,760	819	3,657	2,035
Revenue from related parties	190	212	320	508

Total cost of revenue	1,950	1,031	3,977	2,543

Gross profit	3,454	1,307	7,773	3,435

Operating expenses:
Research and development	3,264	1,992	8,899	4,868
Sales and marketing	3,420	2,651	9,840	6,204
General and administrative	3,275	2,903	9,722	8,093
Amortization of intangible assets	214	76	366	243
Write-off of acquired in-process technology	1,000	-	1,000	-

Total operating expenses	11,173	7,622	29,827	19,408

Loss from operations	(7,719)	(6,315)	(22,054)	(15,973)

Interest and other income, net	803	144	3,340	592

Net loss	(6,916)	(6,171)	(18,714)	(15,381)
Dividend related to beneficial conversion feature of preferred stock	-	-	-	(27,228)

Net loss attributable to common stockholders	$(6,916)	$(6,171)	$(18,714)	$(42,609)

Basic and diluted net loss per share attributable to common stockholders	$(0.26)	$(0.89)	$(0.71)	$(6.36)

Shares used in computing basic and diluted net loss per share attributable to common stockholders	26,593	6,936	26,450	6,704

See notes to condensed consolidated financial statements.

CIPHERGEN BIOSYSTEMS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended
	September 30,
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(18,714)	$(15,381)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,791	862
Write-off of acquired in-process technology	1,000	-
Stock issued for services	123	385
Amortization of deferred compensation and accelerated vesting of stock options	3,508	7,204
Equity in net loss of joint venture	12	151
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in business combination:
Accounts receivable, net	(1,048)	(1,604)
Accounts receivable from related parties	(301)	178
Inventories, net	(41)	(690)
Prepaid and other current assets	(180)	(711)
Other long-term assets	(69)	(232)
Accounts payable and accrued liabilities	1,729	1,878
Accounts payable to related party	37	(30)
Deferred revenue	872	391
Deferred revenue from related parties	(53)	(45)
Other long-term liabilities	279	-

Net cash used in operating activities	(11,055)	(7,644)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net	(2,994)	(3,883)
Purchase of BioSepra, net of cash acquired	(12,254)	-
Issuance of notes receivable to related parties	(60)	(23)
Purchase of investment securities, net	(27,583)	-

Net cash used in investing activities	(42,891)	(3,906)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock, net	331	26,545
Proceeds from exercise of stock options and warrants	140	1,445
Repurchase of common stock	(28)	-
Principal payments on capital lease obligations	(140)	(141)
Repayments of long-term debt and line of credit	(139)	(1,401)
Borrowings under line of credit	-	285
Repayment of stockholder loan	-	65

Net cash provided by financing activities	164	26,798

Effect of exchange rate changes	(9)	(37)

Net increase (decrease) in cash and cash equivalents	(53,791)	15,211
Cash and cash equivalents, beginning of period	107,633	2,799

Cash and cash equivalents, end of period	$53,842	$18,010

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Acquistion of property and equipment under capital leases	$-	$436
Common stock issued in exchange for notes receivable	-	892
Repurchase of common stock for cancellation of notes receivable	-	20
Dividend related to beneficial conversion feature of preferred stock	-	27,228
Issuance of warrants in connection with Series E Preferred Stock	-	214
Deferred stock-based compensation	(1,404)	18,555
Initial public offering proceeds receivable after deducting underwriters’ discounts and commission	-	81,840
Conversion of preferred stock to common	-	53,981
Transfer of fixed assets to inventory	266	-
Unrealized gain on investments	203	-

See notes to condensed consolidated financial statements.

CIPHERGEN BIOSYSTEMS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2001

NOTE 1.  ORGANIZATION AND BASIS OF PRESENTATION

Ciphergen Biosystems, Inc. (the "Company" or "Ciphergen") develops, manufactures and sells ProteinChip® Systems, which consist of consumable ProteinChip Arrays, ProteinChip Readers and ProteinChip Software for life science researchers. These products are sold primarily to biologists at pharmaceutical and biotechnology companies, and academic and government research laboratories.  The Company also provides research services and, with its acquisition of the BioSepra chromatography business (Note 5), has entered the protein purification market.

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

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its six wholly-owned subsidiaries. All intercompany transactions have been eliminated in consolidation. The Company reports its minority ownership interest in Ciphergen Biosystems, K.K., a joint venture in Japan, using the equity method of accounting. Intercompany profits have been eliminated in the consolidated financial statements.

This unaudited financial data should be read in conjunction with the financial statements and footnotes contained in the Company's Form 10-K filed on April 2, 2001.

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board (FASB) issued Statements No. 141 and 142 (FAS 141 and FAS 142), "Business Combinations" and "Goodwill and Other Intangible Assets", respectively.  FAS 141 eliminates pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. FAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach.  Under FAS 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. FAS 141 and FAS 142 are effective for all business combinations completed after June 30, 2001. Upon adoption of FAS 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under FAS 141 will be reclassified to goodwill. Companies are required to adopt FAS 142 for fiscal years beginning after December 15, 2001, but early adoption is permitted in certain circumstances. The Company plans to adopt FAS 142 on the first day of fiscal 2002 (January 1, 2002).  In connection with the adoption of FAS 142, the Company will be required to perform a transitional goodwill impairment assessment. The Company believes that the implementation of these standards will not have a material impact on its results of operations or financial position.

In August 2001, the FASB issued Statement No. 143 (FAS 143), "Accounting for Asset Retirement Obligations," which is effective for fiscal years beginning after June 15, 2002. FAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Statement applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and/or the normal operation of a long-lived asset except for certain obligations of lessees. Ciphergen does not expect the adoption of FAS 143 will have a significant impact on its results of operations or financial position.

In October  2001, the FASB issued Statement No. 144, "Accounting for the  Impairment or Disposal of Long-Lived Assets."  FAS 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of.  FAS 144 will be effective for fiscal years beginning after December 15, 2001.  Ciphergen is currently evaluating the impact of FAS 144, but does not expect that its adoption on January 1, 2002 will have a material effect on its financial statements.

NOTE 3.  INVENTORIES

Net inventories consisted of the following (in thousands):

	September 30,	December 31,
	2001	2000
Raw materials	$1,243	$605
Work in process	655	393
Finished goods	1,944	324

	$3,842	$1,322

NOTE 4.  NET LOSS PER SHARE

Basic net loss per share is calculated using the weighted average number of common shares outstanding during the period. Because the Company is in a net loss position, diluted earnings per share is calculated using the weighted average number of common shares outstanding and excludes the effects of potential common shares that are antidilutive. Potential common shares include common stock subject to repurchase and incremental shares of common stock issuable upon the exercise of stock options and warrants. Had the Company been profitable, diluted earnings per share would have included the shares used in the computation of basic net loss per share as well as an additional 2.5 million and 15.1 million shares at September  30, 2001 and 2000, respectively, related to potential common shares not included above.

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders for the periods indicated (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Numerator:
Net loss attributable to common stockholders	$(6,916)	$(6,171)	$(18,714)	$(42,609)
Denominator:
Weighted average common shares outstanding	26,946	7,395	26,856	7,163
Weighted average unvested common shares subject to repurchase	(353)	(459)	(406)	(459)

Denominator for basic and diluted calculations	26,593	6,936	26,450	6,704

Basic and diluted net loss per share attributable to common stockholders	$(0.26)	$(0.89)	$(0.71)	$(6.36)

NOTE 5.  ACQUISITION

On July 31, 2001, the Company acquired BioSepra S.A. and certain other assets related to BioSepra’s chromatography business from Invitrogen Corporation.  Located near Paris, France, BioSepra develops, manufactures and sells chromatography sorbents for large-scale purification of proteins.  Ciphergen believes BioSepra’s protein chromatography products, combined with Ciphergen’s ProteinChip System, will create a major advance in protein purification and address a significant bottleneck in the field of proteomics. The Company paid approximately $12.0 million in cash, net of cash acquired, while incurring direct acquisition costs of approximately $250,000.  The acquisition was accounted for using the purchase method of accounting.  Accordingly, the results of operations of BioSepra and the estimated fair value of assets acquired and liabilities assumed were included in the Company’s consolidated financial statements as of August 1, 2001 through September 30, 2001.

The total purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed based on independent appraisals and management estimates as follows (in thousands):

Tangible net assets acquired:
Accounts receivable, net, and other current assets	$2,028
Inventories, net	2,213
Property and equipment, net	3,590
Accounts payable and accrued liabilities	(1,404)
Capital lease obligations	(2,249)
$4,178
Acquired in-process technology	1,000
Completed technology	5,400
Patents	400
Excess of purchase price over net assets acquired	1,276

Total purchase price	$12,254

In connection with the purchase of BioSepra, the Company recorded a $1.0 million charge to acquired in-process technology.  The amount was determined by identifying research projects for which technological feasibility had not been established and no alternative future uses existed.  The value of the projects identified to be in progress was determined by estimating the future cash flows of the product, then discounting the net cash flows back to their present value at a discount rate consistent with the inherent risk of the particular project.  The net cash flows from the identified in-process projects are expected to commence at various times from 2002 to 2004 and include estimates of research and development costs needed to bring the project from its current state of development to a point of commercial feasibility.  The cash flows are based on expected future revenues, cost of revenues, selling, general and administrative costs, research and development costs needed to maintain the project throughout its life cycle, and applicable income taxes for the projects.  The discount rates used in the present value calculations were derived from the weighted-average cost of capital of BioSepra and adjusted upward to reflect additional risks inherent in the development life cycle of the particular project. Such discount rates ranged between 19% and 25% for all projects. Development of the technologies remains a substantial risk to the Company due to factors including the remaining effort to achieve technological feasibility, rapidly changing customer markets and competitive threats from other companies.

The amounts allocated to completed technology and patents are being amortized over their estimated useful lives of seven years using the straight-line method.

The amount of the purchase price in excess of the net assets acquired was recorded as goodwill and will be periodically evaluated for impairment in accordance with FAS 142.

The following pro forma summary is provided for illustrative purposes only and is not necessarily indicative of the consolidated results of operations for future periods or that actually would have been realized had the Company and Biosepra been a consolidated entity during the periods presented. The summary combines the results of operations as if Biosepra had been acquired as of the beginning of the periods presented.  The summary includes the impact of certain adjustments such as amortization of intangibles.  Additionally, the in-process technology charge of $1.0 million discussed above has been excluded from the periods presented as it arose from the acquisition of Biosepra.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
	(Unaudited) (In Thousands, Except Per Share Amounts)
Revenue	$6,152	$3,410	$14,858	$9,173
Net loss attributable to common stockholders	$(5,880)	$(5,388)	$(17,520)	$(42,860)
Basic and diluted net loss per share	$(0.22)	$(0.78)	$(0.66)	$(6.39)

NOTE 6.  CONTINGENCIES

The Company is currently party to three legal proceedings.

(1) Ciphergen Biosystems, Inc., Ciphergen Technologies, Inc. and IllumeSys Pacific, Inc. v. Molecular Analytical Systems, Inc., LumiCyte, Inc. and T. William Hutchens.  On July 12, 2000, the Company filed a lawsuit in the Superior Court of the State of California against Molecular Analytical Systems, Inc. ("MAS") and LumiCyte, Inc. ("LumiCyte") requesting a declaration that Ciphergen has the right to sell information and service products, including through its Biomarker Centers, and requesting a preliminary injunction preventing MAS from terminating the sublicense agreements. In October 2000, the Company made additional claims against MAS and LumiCyte, and added T. William Hutchens as an individual defendant. Dr. Hutchens is the Chief Executive Officer of both MAS and LumiCyte, a former officer and director of Ciphergen, and is presently the beneficial owner of less than 10% of the Company's outstanding common stock.   Ciphergen's action seeks, among other things, damages and injunctive relief against defendants for unfair competition, misappropriation of trade secrets, and breach of contract, as well as an injunction precluding defendants from operating in Ciphergen's licensed markets. In October 2000, MAS and LumiCyte filed a cross-complaint against Ciphergen, Ciphergen Technologies, Inc. and IllumeSys Pacific, Inc., the three plaintiffs which filed the underlying lawsuit against MAS and LumiCyte described above. The cross-complaint alleges claims for breach of contract, intentional interference with prospective economic advantage, unfair competition, misappropriation of trade secrets and declaratory relief regarding the rights of the parties under the two technology transfer sublicense agreements between MAS and Ciphergen. The cross-complaint also seeks to terminate the sublicense agreements, to obtain injunctive relief, to prevent use of alleged trade secrets of MAS, and damages. Ciphergen and MAS have entered into an agreement that provides that MAS's license termination notices are suspended pending the conclusion of this lawsuit.

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

(3) On July 27, 2001, the Company served a demand for arbitration on T. William Hutchens under the July 28, 1998 Stock Exchange Agreement among the Company,  Ciphergen Technologies, Inc., Dr. Hutchens and others.  The demand for arbitration asserts that Dr. Hutchens, who was an exchanging shareholder of Ciphergen Technologies, made representations and warranties to Ciphergen about the conduct of Ciphergen Technologies' business and its ownership of assets that are contrary to certain claims asserted in the cross-complaint filed by MAS and LumiCyte and, therefore, that he must pay Ciphergen's attorneys fees and indemnify Ciphergen for any losses it might incur resulting from filing of the cross-claims, regardless of their merit.   The parties have agreed to stay the arbitration until the earlier of February 1, 2002, or the resolution of any of several of plaintiffs' and cross-complainants' causes of action.

Although the ultimate outcome of these matters is not presently determinable, management believes that the resolution of all such pending matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows. However, should the outcome of these matters be unfavorable to the Company, the impact could be material to the Company's consolidated financial position, results of operations or cash flows.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

             We develop, manufacture and sell our ProteinChip® System, which uses patented Surface Enhanced Laser Desorption/Ionization ("SELDI") technology. The ProteinChip System consists of consumable ProteinChip Arrays, a ProteinChip Reader and ProteinChip Software. We market and sell our products primarily to research biologists in pharmaceutical and biotechnology companies, and academic and government research laboratories. As part of our early product design effort, in February 1995, we signed an agreement with Stanford Research Systems, a California-based manufacturer of electronic test equipment, to assist in this development. In April 1997, we acquired IllumeSys Pacific, Inc., which held specific rights to the SELDI technology for the life science research market.  Our first designed and manufactured system, the ProteinChip System, Series PBS I, was available for shipment in the third quarter of 1997, and we discontinued selling an earlier prototype system supplied by a U.K. manufacturer. In July 1998, we acquired Ciphergen Technologies, Inc., which held specific rights to the SELDI technology in other life science markets.  During 1999, we initiated an expanded marketing program and in May began shipping the ProteinChip System, Series PBS II.

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

             During 2000, we began offering research services and established Biomarker CentersTM  in Fremont, California; Copenhagen, Denmark; and Malvern, Pennsylvania.

On July 31, 2001, Ciphergen acquired the BioSepra process chromatography business from Invitrogen Corporation for $12.0 million in cash and the assumption of approximately $2.2 million in debt.  BioSepra S.A., headquartered near Paris, France, has approximately 40 employees who develop, manufacture and market products for the large-scale process chromatography market.  The two organizations have been integrating sales and marketing, and have initiated a joint development program for a line of products to address process proteomics, an emerging market driven by pharmaceutical company demand to produce proteins for research, development and therapeutic manufacturing purposes.

             Since 1997, we have used our resources primarily to develop our proprietary ProteinChip System and establish marketing and sales for commercialization of our products. In addition, we have used our resources to establish Biomarker Centers to provide research services to our clients and to foster further adoption of our products and technology.  We also acquired the BioSepra process chromatography business from which we plan to develop a chromatography-based protein purification business which expands our current proteomics products business.  Since our inception we have incurred significant losses and as of September 30, 2001, we had an accumulated deficit of $67.6 million.

             Revenue from the sale of our ProteinChip System, consumable ProteinChip Arrays, and chromatography sorbents is recognized at the time of shipment, provided no significant obligations remain and collections of the receivables are deemed probable.  We generally offer our customers a one-year warranty on ProteinChip Systems.  We recognize revenue from ongoing maintenance contracts ratably over the period of the contracts.  Revenue from Biomarker Center research contracts generally is recognized based upon the achievement of milestones.  Currently, most of the units of our ProteinChip System placed in the field generate a recurring revenue stream from the sale of consumables. We expect the volume of consumables purchased from each site to increase over time as customers become increasingly familiar with the technology and adopt our ProteinChip System for a broader range of proteomics research programs. Our sales are currently driven by the need for better tools to perform protein biomarker discovery, characterization, purification, identification and assay development.

             Our expenses have consisted primarily of costs incurred in manufacturing our ProteinChip System, including materials, labor and overhead costs, marketing and sales activities, research and development programs, and general and administrative costs associated with our operations. We expect our cost of revenue to increase in the future as we sell additional units of our ProteinChip System, Arrays and chromatography sorbents, but to decrease as a percent of total revenue as we gain efficiencies from spreading our fixed costs over a greater number of units. We expect our selling expenses to increase as we continue to commercialize our products and expand our sales force. We expect our research and development expenses to increase in the future as we continue to improve and develop products and integrate the BioSepra chromatography technology. Expansion of our facilities will also add to our expenses. As a result, we expect to incur losses for the foreseeable future. Our current products do not provide sufficient revenue for us to become profitable. To become profitable, we will need to increase unit sales of our ProteinChip System and generate significant sales of consumable ProteinChip Arrays.

             Effective July 2000, we began an eight-year lease of a 30,000 square foot facility in Fremont, California. The lease was subsequently amended to add another 31,000 square feet, of which we currently sublease 8,000 square feet to an unrelated company. The building houses most of our California-based employees, as well as a Biomarker Center. We expect to incur facilities costs of approximately $3.0 million per year in connection with our building. We use approximately 5% of the Fremont space for a Biomarker Center for which we expect to incur approximately $150,000 in facilities costs per year. In the first quarter of 2000, we also established our Scandinavian headquarters for sales and service and a Biomarker Center in Copenhagen, Denmark, with annual facilities costs of approximately $80,000.  We do not have customers or partnerships for the Copenhagen facility at this time. Until we initiate such revenue producing arrangements, we will deploy the staff and facility on product development projects and product demonstrations for potential partnerships.  In the fourth quarter of 2000, we leased a Biomarker Center facility near Philadelphia, Pennsylvania, with annual facilities costs of approximately $70,000.  Our new BioSepra Process Division is housed in a leased facility located in Cergy - St. Christophe, just north of Paris, France.  The facility is approximately 43,000 square feet and was custom designed for development and manufacturing of chromatography sorbents.  The capitalized lease expires in 2011, at which time the property can be acquired for a nominal amount.  Annual lease payments are approximately $200,000.

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

             This Form 10-Q contains forward-looking statements based upon current expectations, including, without limitation, statements with regard to revenue growth, future sales volumes for consumables, increasing costs, including sales and marketing, research and development, and general and administrative costs, anticipated future losses, expected levels of capital expenditures, expansion of our business using the recently-acquired BioSepra business, increased manufacturing efficiencies and a corresponding decline in cost of revenue as a percent of revenue, the development of improved products, the outcome of  legal proceedings, the period of time for which our existing financial resources and interest income will be sufficient to enable us to maintain current and planned operations, and the market risk of our investments. You can identify these statements by forward-looking words such as "may," "will," "expect," "intend," "anticipate," "believe," "estimate," "plan," "could," "should," and "continue," or similar words. Such forward-looking statements involve risks and uncertainties, including, without limitation, the following: the risk that our products will not meet with market acceptance and our sales may not increase; the risk that we will not be able to successfully integrate the BioSepra business to expand our business; the risk that we will not experience increased manufacturing efficiencies and that there will be no corresponding decline in cost of revenue as a percent of revenue; the risk that we will fail to successfully develop and introduce improved products; the uncertainty regarding the resolution of litigation and our ability to pursue our business and strategy; the risk that our existing financial resources and interest income will not be sufficient to enable us to maintain current and planned operations for the period described; and the risk that we will incur losses on our investments. For a discussion of other risks and uncertainties affecting our business, see our Annual Report on Form 10-K as filed on April 2, 2001 and our other filings with the Securities and Exchange Commission. Our actual results and the timing of certain events may differ significantly from the results discussed in such forward-looking statements as a result of these or other factors.

             We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions, or circumstances on which any such statements are based.

RESULTS OF OPERATIONS

THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000

             REVENUE. Total revenue for the third quarter of 2001 was $5.4 million, an increase of $3.1 million, or 131%, compared to the third quarter of 2000. The increase was primarily the result of a 115% increase in unit sales of ProteinChip Systems and interfaces, a 95% increase in sales of ProteinChip Arrays, and the inclusion of chromatography sorbents revenue of $0.8 million due to the BioSepra acquisition.

             Total revenue for the first nine months of 2001 was $11.8 million, an increase of $5.8 million, or 97%, compared to the first nine months of 2000. The increase was largely the result of a 76% increase in unit sales of ProteinChip Systems and interfaces, as well as a 101% increase in sales of ProteinChip Arrays, and the inclusion of $0.8 million in revenue from chromatography sorbents due to the BioSepra acquisition.

             COST OF REVENUE. Cost of revenue for the third quarter of 2001 was $2.0 million, an increase of $0.9 million, or 89%, compared to the third quarter of 2000. The increase was due to higher sales volumes and the inclusion of  process chromatography costs due to the BioSepra acquisition. Cost of revenue as a percent of revenue decreased from 44% to 36%, principally due to manufacturing efficiencies as unit volumes of our ProteinChip System and Array production increased. This more than offset the inclusion of BioSepra’s cost of revenue, which increased overall cost of revenue as a percent of revenue by approximately 3 percentage points. Stock-based compensation expense in cost of revenue was $53,000 in the third quarter of 2001 compared to $99,000 in the same quarter of 2000.

             Cost of revenue for the first nine months of 2001 was $4.0 million, an increase of $1.4 million, or 56%, compared to the first nine months of 2000. The increase was due to higher sales volumes and the inclusion of process chromatography costs due to the BioSepra acquisition. Cost of revenue as a percent of revenue decreased from 43% to 34% principally due to manufacturing efficiencies as production volumes of our ProteinChip System and Arrays increased. This more than offset the inclusion of BioSepra’s cost of revenue, which increased overall cost of revenue as a percent of revenue by approximately 1 percentage point. Stock-based compensation expense in cost of revenue was $181,000 in the first nine months of 2001 compared to $171,000 in the same period of 2000.

             RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses for the third quarter of 2001 were $3.3 million, an increase of $1.3 million, or 64%, compared to the third quarter of 2000. The increase was primarily due to higher compensation expenses resulting from an increase in headcount and the expansion of our Biomarker Center activities.  Stock-based compensation expense in research and development was $79,000 in the third quarter of 2001 compared to $508,000 in the same quarter of 2000.

             Research and development expenses for the first nine months of 2001 were $8.9 million, an increase of $4.0 million, or 83%, compared to the first nine months of 2000. The increase was due to higher compensation expenses resulting from an increase in headcount and the expansion of our Biomarker Center activities. Stock-based compensation expense in research and development was $334,000 in the first nine months of 2001 compared to $1,113,000 in the same period of 2000.

             SALES AND MARKETING EXPENSES. Sales and marketing expenses in the third quarter of 2001 were $3.4 million, an increase of $0.8 million, or 29%, compared to the third quarter of 2000. The increase was primarily due to higher compensation expenses resulting from the addition of field research scientists and program managers in the United States, Canada and Europe. Staffing in sales and marketing increased approximately 82% from September 30, 2000 to September 30, 2001. There was also increased spending for trade shows, advertising and sales literature. Stock-based compensation expense in sales and marketing was $147,000 in the third quarter of 2001 compared to $496,000 in the same quarter of 2000.

             Sales and marketing expenses in the first nine months of 2001 were $9.8 million, an increase of $3.6 million, or 59%, compared to the first nine months of 2000. The increase was largely due to higher compensation expenses resulting from the addition of field research scientists and program managers in the United States, Canada and Europe. Staffing in sales and marketing increased approximately 82% from September 30, 2000 to September 30, 2001. There was also increased spending for trade shows, advertising and sales literature. Stock-based compensation expense in sales and marketing was $694,000 in the first nine months of 2001 compared to $1,023,000 in the same period of 2000.

             GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses during the third quarter of 2001 were $3.3 million, an increase of $0.4 million, or 13%, compared to the third quarter of 2000.  Stock-based compensation expense was $633,000 in the third quarter of 2001 compared to $1.5 million in the corresponding quarter of 2000.  We incurred higher payroll and benefits expenses as a result of headcount increases, increased legal fees resulting from our litigation and patent filings, and increased accounting fees and insurance costs associated with being a public company.

             General and administrative expenses during the first nine months of 2001 were $9.7 million, an increase of $1.6 million, or 20%, compared to the first nine months of 2000. We incurred higher compensation expenses as a result of headcount increases, increased legal fees resulting from our litigation and patent filings, and higher accounting fees and insurance premiums associated with being a public company. This was partly offset by a reduction in charges related to deferred stock-based compensation, which were $2.3 million in the first nine months of 2001 compared to $4.9 million in the corresponding period of 2000, due to employee terminations and a lower stock price.

             WRITE-OFF OF ACQUIRED IN-PROCESS TECHNOLOGY. In connection with the purchase of BioSepra, we recorded a $1.0 million charge to acquired in-process technology.  The amount was determined by identifying research projects for which technological feasibility had not been established and no alternative future uses existed.  The value of the projects identified to be in progress was determined by estimating the future cash flows of the product, then discounting the net cash flows back to their present value at a discount rate consistent with the inherent risk of the particular project.  The net cash flows from the identified in-process projects are expected to commence at various times from 2002 to 2004 and include estimates of research and development costs needed to bring the project from its current state of development to a point of commercial feasibility.  The cash flows are based on expected future revenues, cost of revenues, selling, general and administrative costs, research and development costs needed to maintain the project throughout its life cycle, and applicable income taxes for the projects.  The discount rates used in the present value calculations were derived from the weighted-average cost of capital of BioSepra and adjusted upward to reflect additional risks inherent in the development life cycle of the particular project. Such discount rates ranged between 19% and 25% for all projects. Development of the technologies remains a substantial risk to us due to factors including the remaining effort to achieve technological feasibility, rapidly changing customer markets and competitive threats from other companies.

             INTEREST AND OTHER INCOME (EXPENSE), NET. Interest income in the third quarter of 2001 was $878,000 compared to $307,000 in the same quarter of 2000. The increase was due to the higher cash and investment balances that resulted from our initial public offering in September 2000. Interest expense of $22,000 for the third quarter of 2001 was a decrease of approximately $19,000 from the same quarter of 2000, due to declining lease and loan balances. In the third quarter of 2001, we recorded no gain or loss from our equity investment in our Japanese joint venture, compared to a $125,000 loss in the corresponding quarter of 2000.

             Interest income in the first nine months of 2001 was $3.5 million compared to $860,000 in the same period of 2000. The increase was due to the higher cash and investment balances that resulted from our initial public offering in September 2000. Interest expense of $78,000 for the first nine months of 2001 was a decrease of approximately $58,000 from the same period of 2000. This was due to repaying our line of credit, and to declining lease and loan balances. In the first nine months of 2001, we recorded $12,000 as equity in the net loss of our Japanese joint venture, compared to a $150,000 loss in the corresponding period of 2000.

LIQUIDITY AND CAPITAL RESOURCES

             From our inception through September 30, 2001, we have financed our operations principally with $30.3 million from the sale of products and services to customers and with equity financings totaling $157.0 million. This includes the $101.2 million raised in our initial public offering in September 2000. Cash, cash equivalents and investments in securities at September 30, 2001 were $81.6 million compared to $107.6 million at December 31, 2000. Working capital at September 30, 2001 was $77.4 million, compared to $108.0 million at December 31, 2000.

             Net cash used in operating activities was $11.1 million in the first nine months of 2001, which was primarily the result of net losses from operations of $18.7 million, partially offset by $3.5 million of amortization of deferred compensation, $1.8 million of depreciation and amortization, $1.7 million in increased accounts payable and accrued liabilities, and a $1.0 million write-off of acquired technology.

             Net cash used in investing activities was $42.9 million in the first nine months of 2001, which consisted of property and equipment purchases of $3.0 million, net purchases of investment securities of $27.6 million and the acquisition of  BioSepra for approximately $12.3 million.

             Net cash provided by financing activities was $164,000 in the first nine months of 2001, largely the result of sales of common stock under the employee stock purchase plan of $331,000, exercise of common stock options of $140,000, partially offset by repayments on long-term debt and capital lease obligations totaling $279,000. Long-term debt and capital lease balances at September 30, 2001 totalled $2.8 million.

             We expect to acquire additional capital equipment for our various facilities on an ongoing basis as we add staff, increase capacity and improve capabilities. We anticipate capital expenditures of approximately $600,000 for each Biomarker Center we establish, consisting of laboratory equipment, leasehold improvements, office furnishings and computers. We believe that our existing capital resources and interest income will enable the Company to maintain current and planned operations at least through the end of 2002. In the event that the Company requires additional funding at any point in the future, we will seek to raise such additional funding from other sources, including the public equity market, private financings, collaborative arrangements and debt. If additional capital is raised through the issuance of equity or securities convertible into equity, our stockholders may experience dilution, and such securities may have rights, preferences or privileges senior to those of the holders of our common stock. Additional financing may not be available to us on favorable terms, if at all. If we are unable to obtain financing, or to obtain it on acceptable terms, we may be unable to execute our business plan.

RECENT ACCOUNTING PRONOUNCEMENTS

             In July 2001, the Financial Accounting Standards Board (FASB) issued Statements Nos. 141 and 142 (FAS 141 and FAS 142), "Business Combinations" and "Goodwill and Other Intangible Assets", respectively.  FAS 141 eliminates pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. FAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach.  Under FAS 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. FAS 141 and FAS 142 are effective for all business combinations completed after June 30, 2001. Upon adoption of FAS 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under FAS 141 will be reclassified to goodwill. Companies are required to adopt FAS 142 for fiscal years beginning after December 15, 2001, but early adoption is permitted in certain circumstances. We plan to adopt FAS 142 on the first day of fiscal 2002 (January 1, 2002).  In connection with the adoption of FAS 142, we will be required to perform a transitional goodwill impairment assessment. We believe that the implementation of these standards will not have a material impact on our results of operations or financial position.

             In August 2001, the FASB issued Statement No. 143 (FAS 143), "Accounting for Asset Retirement Obligations," which is effective for fiscal years beginning after June 15, 2002. FAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Statement applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and/or the normal operation of a long-lived asset, except for certain obligations of lessees. Ciphergen does not expect the adoption of FAS 143 will have a significant impact on its results of operations or financial position.

             In  October  2001,  the FASB issued Statement No. 144 (FAS 144), "Accounting for the  Impairment  or  Disposal  of  Long-Lived  Assets."  FAS 144 addresses financial  accounting and reporting for the impairment of long-lived assets and  for  long-lived  assets to be disposed of. FAS 144 will be effective for fiscal  years  beginning  after  December  15, 2001. Ciphergen is currently evaluating the impact of FAS 144, but does not expect that its adoption on January 1, 2002 will have a material effect on its financial statements.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

We expect to continue to incur net losses in the foreseeable future. If we are unable to significantly increase our revenues, we may never achieve profitability.

             From our inception in December 1993 through September 30, 2001, we have generated cumulative revenue of approximately $30.3 million and have incurred net losses of approximately $67.6 million. We have experienced significant operating losses each year since our inception and expect these losses to continue for the next several years. For example, we experienced net losses of approximately $18.7 million in the first nine months of 2001, $20.3 million in the full year 2000, $8.0 million in 1999, and $8.1 million in 1998. Our losses have resulted principally from costs incurred in research and development, sales and marketing, and general and administrative costs associated with our operations. These costs have exceeded our revenue which, to date, has been generated principally from product sales. We expect to incur additional operating losses and these losses may be substantial as a result of increases in expenses for manufacturing, marketing and sales, research and product development, and general and administrative costs. We may never achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

If we fail to successfully develop and commercialize our products, our revenue will not increase and we will not achieve profitability.

             We began full commercialization of our products in May 1999. Our success will depend on our ability to continue to develop and expand commercial sales of our ProteinChip System, including our ProteinChip Arrays. In addition, we may encounter difficulties in producing our ProteinChip System or we may not be able to produce it economically, we may fail to achieve expected performance levels, or we may have to set a price for it that is unacceptable to our customers. We may not be able to successfully develop and commercialize our ProteinChip System or any other products on a timely basis, achieve anticipated performance levels, gain industry acceptance of such products or develop a profitable business.  We may not be able to successfully develop a chromatography-based protein purification business.

If we are unable to maintain our licensed rights to the SELDI technology, we may lose the right to produce our ProteinChip Systems and products based on the SELDI technology.

             Our commercial success depends on our ability to maintain our sublicenses to the SELDI technology. We acquired our core SELDI technology, which was originally developed at the Baylor College of Medicine, pursuant to royalty-bearing sublicenses in the fields in which we operate. Our rights under these sublicenses are set forth in agreements between MAS, the exclusive licensee of the Baylor patents, and our subsidiaries, IllumeSys Pacific, Inc. and Ciphergen Technologies, Inc. In July 2000, in response to MAS's claims that we had materially breached the sublicense agreements and threatened termination of the sublicense agreements, we filed a lawsuit against MAS and LumiCyte requesting a declaration that we have the right to sell information and service products, including through our Biomarker Centers, and requesting a preliminary injunction preventing MAS from terminating the sublicense agreements. In October 2000, we made additional claims against MAS and LumiCyte and added Dr. T. William Hutchens as an individual defendant. Dr. Hutchens is the Chief Executive Officer of both MAS and LumiCyte, a former officer and director of Ciphergen and is presently the beneficial owner of less than 10% of the Company's outstanding common stock. We believe that our causes of action have merit and we intend to pursue the litigation aggressively. Although we believe that the resolution of the litigation will not harm our ability to continue to pursue our business and strategy, litigation is unpredictable and we may not prevail. The court may determine that LumiCyte or others possess exclusive rights to provide information products and service products that we seek to exercise as part of our business. The sublicense agreements referred to above provide for termination in the event of material breach. Therefore, if we do not prevail in our cause of action, and if the court determines that we have materially breached the sublicense agreements, there is a risk that the sublicense agreements could be terminated. Substantially all of our revenue is derived from products relying on technology covered by the sublicense agreements. If the agreements were terminated and we were unable to obtain a license to these rights, we would be precluded from selling any SELDI-based products within the scope of the Baylor patents, we would no longer generate revenue from the sale of these products and we would have to revise our business direction and strategy. See "Legal Proceedings."

The Company may not be able to realize the benefits of its recent acquisition of BioSepra. Our business could be adversely affected as a result of the acquisition.

          The Company acquired the BioSepra process chromatography business from Invitrogen Corporation on July 31, 2001.  This transaction may not be as beneficial to the Company as it expects.  We may encounter risks to our business during the integration of BioSepra including:

•   difficulties in assimilation of acquired personnel, operations, technologies or products in a timely and non-disruptive manner;

•   unanticipated costs associated with the acquisition;

•   diversion of management’s attention from other business concerns;

•   adverse effects on existing business relationships with BioSepra’s customers; and

•   inability to retain key employees of BioSepra after the acquisition.

             Even with the investment of significant time and resources, the acquisition may not produce the revenues, earnings or business synergies that the Company anticipates. If the Company fails to integrate the acquired business effectively or if key employees of that business leave, the anticipated benefits of the acquisition would be jeopardized. The time, capital, management and other resources spent on an acquisition that fails to meet the Company's expectations could cause the Company's business and financial condition to be materially and adversely affected.  In addition, acquisitions can involve non-recurring charges and amortization of significant amounts of intangible assets that could adversely affect the Company's results of operations.

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

If we are unable to establish the accuracy and utility of our products, our products will not achieve market acceptance.

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

If we do not effectively manage growth, management’s attention could be diverted and our ability to increase revenues and profitability could be harmed.

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

If the government grants a license to the SELDI technology to others, it may harm our business.

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

             MAS has opposed our trademark application for the SELDI mark on the basis of alleged earlier use of SELDI. The outcome of that opposition remains pending. As a result, we may not be successful in obtaining a federal registration for the mark and may be sued by MAS for trademark infringement based on MAS' claimed prior use rights to the SELDI mark. If MAS is successful, we will have to license rights to the mark or not use the name, and we will be subjected to costs and damages.

We rely on single-source suppliers for many components of our ProteinChip System and if we are unable to obtain components we would be harmed and our operating results would suffer.

             We depend on many single-source suppliers for the necessary materials and components required to assemble our products. Because of limited quantities of products manufactured at this stage of our development, it is not economically feasible to qualify and maintain alternate vendors for most components of our ProteinChip Readers and ProteinChip Arrays. We have occasionally experienced delays in receiving components, resulting in manufacturing delays. If we are unable to procure the necessary materials and components from our current vendors, we will have to arrange new sources of supply and our materials and components shipments could be delayed, harming our ability to assemble and manufacture our ProteinChip Readers and ProteinChip Arrays, and our ability to sustain or increase revenue could be harmed. As a result, our costs could increase and our profitability could be harmed.

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

INTEREST RATE SENSITIVITY

             The fair value of the Company’s investments in marketable securities at September 30, 2001 was $78.7 million with a weighted-average maturity of 88 days and a weighted-average interest rate of 3.73%

             The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. We plan to ensure the safety and preservation of our invested principal funds by limiting default risks, market risk and reinvestment risk. To achieve these objectives, we maintain our portfolio of cash equivalents, short-term investments and long-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities, and, by policy, restrict our exposure to any single corporate issuer by imposing concentration limits. We plan to mitigate default risk by investing in high credit-quality securities.

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

FOREIGN CURRENCY EXCHANGE RISK

             Most of our revenue is realized in U.S. dollars. However, a portion of our revenue from chromatography sorbents is realized in foreign currencies, predominantly in Europe.  As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets.  Because most of our revenue is currently denominated in U.S. dollars, an increase in the value of the U.S. dollar relative to foreign currencies could make our products less competitive in foreign markets.

             Our European subsidiaries' accounts are translated from the local currency to the U.S. dollar using the current exchange rate in effect at the balance sheet date for balance sheet accounts, and using the average exchange rate during the period for revenue and expense accounts. The effects of translation are recorded as a separate component of stockholders' equity.  The net tangible assets of our non-U.S. operations, excluding intercompany debt, were $6.6 million at September 30, 2001.

             Although we will continue to monitor our exposure to currency fluctuations, we cannot provide assurance that exchange rate fluctuations will not harm our business in the future.  The Company currently does not use derivative financial instruments to mitigate this exposure. We have not taken any action to reduce our exposure to changes in foreign currency exchange rates, such as options or futures contracts, with respect to transactions with our European subsidiaries or transactions with our European customers.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

             We currently are a party to three legal proceedings: (1) Ciphergen Biosystems, Inc., Ciphergen Technologies, Inc. and IllumeSys Pacific, Inc. v. Molecular Analytical Systems, Inc., LumiCyte, Inc. and T. William Hutchens and (2) Molecular Analytical Systems, Inc. v. Ciphergen Biosystems, Inc. There were no material developments in either of these  actions during the third quarter of 2001. For a complete description of the main aspects in dispute in these matters, please refer to Ciphergen's Form 10-K filed with the Securities and Exchange Commission on April 2, 2001.  (3) On July 27, 2001, the Company served a demand for arbitration on T. William Hutchens (“Dr. Hutchens”) under the July 28, 1998 Stock Exchange Agreement (“1998 Agreement”) among the Company,  Ciphergen Technologies, Inc., Dr. Hutchens and others.  The demand for arbitration asserts that Dr. Hutchens made representations and warranties to Ciphergen in connection with the 1998 Agreement, and must indemnify Ciphergen for costs it has incurred and may incur as a result of any breach of these representations and warranties.  The parties have agreed to stay the arbitration until the earlier of February 1, 2002, or resolution of any of several of Plaintiffs' Cross-Complainants' causes of action.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

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

On August 14, 2001, the Company filed a report on Form 8-K regarding its acquisition of BioSepra S.A. and certain other assets from Invitrogen Corporation.

SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 13, 2001

CIPHERGEN BIOSYSTEMS, INC.

(Registrant)

/s/ William E. Rich, Ph.D.

William E. Rich
President, Chief Executive Officer and Director
(principal executive officer)

/s/ Matthew J. Hogan

Matthew J. Hogan
Vice President and Chief Financial Officer
(principal financial officer)