Form 10-Q
period 2002-03-31
CIPHERGEN BIOSYSTEMS INC
filed 2002-05-13
CIK 926617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-31617

CIPHERGEN BIOSYSTEMS, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	33-0595156
(State or other jurisdiction	(I.R.S. Employer
of incorporation of organization)	Identification Number)

6611 DUMBARTON CIRCLE, FREMONT, CALIFORNIA	94555
(Address of principal executive offices)	(ZIP Code)

Registrant’s telephone number, including area code:	510-505-2100

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒   No  ☐

Number of shares of common stock, $0.001 par value, outstanding as of April 30, 2002:  27,057,056

CIPHERGEN BIOSYSTEMS, INC.

INDEX FOR FORM 10-Q

MARCH 31, 2002

CIPHERGEN BIOSYSTEMS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$45,076	$48,319
Short-term investments	23,602	21,273
Accounts receivable, net	6,754	5,524
Accounts receivable from related parties	230	128
Prepaid expenses and other current assets	1,911	2,158
Inventories, net	4,329	3,889

Total current assets	81,902	81,291

Property and equipment, net	10,272	10,228
Long-term investments	—	7,532
Goodwill and other intangible assets	6,507	6,709
Notes receivable from related parties	413	384
Other long-term assets	658	672

Total assets	$99,752	$106,816

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,421	$3,069
Accounts payable to related party	117	147
Accrued liabilities	4,352	4,636
Deferred revenue	2,415	1,975
Deferred revenue from related parties	190	47
Current portion of capital lease obligations	433	410
Current portion of long-term debt	76	117

Total current liabilities	10,004	10,401

Deferred revenue	191	173
Deferred revenue from related parties	260	272
Capital lease obligations, net of current portion	1,924	2,083
Other long-term liabilities	722	658

Total liabilities	13,101	13,587

Commitments and contingencies (Notes 7 and 8)

Stockholders’ equity:
Common stock	27	27
Additional paid-in capital	174,959	175,333
Notes receivable from stockholders	(1,294)	(1,294)
Deferred stock compensation	(5,202)	(6,327)
Accumulated other comprehensive income	25	191
Accumulated deficit	(81,864)	(74,701)

Total stockholders’ equity	86,651	93,229

Total liabilities and stockholders’ equity	$99,752	$106,816

See notes to unaudited condensed consolidated financial statements.

 CIPHERGEN BIOSYSTEMS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2002	2001
Revenue:
Products	$5,512	$2,218
Product revenue from related parties	375	49
Services	927	416

Total revenue	6,814	2,683

Cost of revenue:
Products	1,937	878
Product revenue from related parties	170	30
Services	395	92

Total cost of revenue	2,502	1,000

Gross profit	4,312	1,683

Operating expenses:
Research and development	3,920	2,622
Sales and marketing	4,780	3,038
General and administrative	2,967	3,353
Amortization of intangible assets	207	76

Total operating expenses	11,874	9,089

Loss from operations	(7,562)	(7,406)

Interest and other income, net	416	1,422

Loss before provision for income taxes	(7,146)	(5,984)
Provision for income taxes	17	—

Net loss	$(7,163)	$(5,984)

Basic and diluted net loss per share	$(0.27)	$(0.23)

Shares used in computing basic and diluted net loss per share	26,792	26,327

See notes to unaudited condensed consolidated financial statements.

 CIPHERGEN BIOSYSTEMS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,163)	$(5,984)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	866	479
Amortization of deferred stock-based compensation	751	1,540
Equity in net loss of joint venture	—	12
Changes in operating assets and liabilities:
Accounts receivable, net	(1,262)	309
Accounts receivable from related parties	(102)	36
Inventories, net	(404)	(33)
Prepaid and other current assets	244	(134)
Other long-term assets	14	—
Accounts payable and accrued liabilities	(914)	741
Accounts payable to related party	(30)	28
Deferred revenue	458	42
Deferred revenue from related parties	131	(37)
Other long-term liabilities	68	95

Net cash used in operating activities	(7,343)	(2,906)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net	(774)	(1,334)
Purchase of marketable securities	—	(4,148)
Maturities of marketable securities	5,092	—
Notes receivable from related parties	(29)	(20)

Net cash provided by (used in) investing activities	4,289	(5,502)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	—	(22)
Principal payments on capital lease obligations	(98)	(61)
Repayments of long-term debt	(41)	(53)

Net cash used in financing activities	(139)	(136)

Effect of exchange rate changes	(50)	(39)

Net decrease in cash and cash equivalents	(3,243)	(8,583)
Cash and cash equivalents, beginning of period	48,319	107,633

Cash and cash equivalents, end of period	$45,076	$99,050

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Reductions in deferred stock-based compensation	$(374)	$(576)
Transfer of fixed assets to inventory	70	19
Unrealized gain (loss) on investments	(111)	4

See notes to unaudited condensed consolidated financial statements.

CIPHERGEN BIOSYSTEMS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2002

NOTE 1.  ORGANIZATION AND BASIS OF PRESENTATION

Ciphergen Biosystems, Inc. (the "Company" or "Ciphergen"), which was reincorporated in the State of Delaware on June 21, 2000, develops, manufactures and sells ProteinChip Systems, which consist of consumable ProteinChip Arrays, ProteinChip Readers and ProteinChip Software for life science researchers. These products are sold primarily to biologists at pharmaceutical and biotechnology companies, and academic and government research laboratories. The Company also provides research services and, with its acquisition of the BioSepra chromatography business, has entered the protein purification market.

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

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions have been eliminated in consolidation. The Company reports its minority ownership interest in Ciphergen Biosystems, K.K., a joint venture in Japan, using the equity method of accounting.

This unaudited financial data should be read in conjunction with the consolidated financial statements and footnotes contained in the Company's Form 10-K filed on April 1, 2002.

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board (FASB) issued Statements No. 141 and 142 (FAS 141 and FAS 142), "Business Combinations" and "Goodwill and Other Intangible Assets", respectively. The Company adopted FAS 142 on January 1, 2002. FAS 141 eliminated pooling-of-interests accounting. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. FAS 142 changed the accounting for goodwill from an amortization method to an impairment-only approach. Under FAS 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. FAS 141 and FAS 142 were effective for all business combinations completed after June 30, 2001. Upon adoption of FAS 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 ceased, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under FAS 141 were reclassified to goodwill. Companies were required to adopt FAS 142 for fiscal years beginning after December 15, 2001. In connection with the adoption of FAS 142, the Company will be required to perform a transitional goodwill impairment assessment. The implementation of these standards is not expected to have a material impact on the Company’s results of operations or financial position.

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

In October 2001, the FASB issued Statement No. 144 (FAS 144), "Accounting for the Impairment or Disposal of Long-Lived Assets." FAS 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. FAS 144 was effective for fiscal years beginning after December 15, 2001. Ciphergen adopted the provisions of FAS 144 on January 1, 2002. The adoption of this standard had no effect on the Company’s results of operations or financial position.

NOTE 3.  GOODWILL AND INTANGIBLE ASSETS

The Company adopted FAS 142 on January 1, 2002 for all goodwill and intangibles that arose before July 1, 2001.  As a result, goodwill is tested for impairment annually and whenever circumstances indicate that it may no longer be recoverable, and is no longer amortized.  In addition, intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under FAS 141 have been reclassified to goodwill.  Upon adoption, the Company has six months to complete the transitional goodwill impairment assessment to  determine if goodwill is impaired.  The Company is in the process of completing such analysis.  Goodwill and intangible assets consist of the following (in thousands):

	As of March 31, 2002		As of December 31, 2001
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Non-amortizing:
Goodwill	$2,506	$1,247	$2,501	$1,247
Amortizing:
Acquired completed technology	5,400	514	5,400	321
Patents	400	38	400	24
Total	$8,306	$1,799	$8,301	$1,592

Annual amortization expense is expected to be approximately $828,000 in 2002 and in each of the following four years, and $1.3 million in total thereafter.  Amortization expense was (in thousands):

	Three Months Ended March 31,
	2002	2001
Goodwill	$—	$76
Acquired completed technology	193	—
Patents	14	—
Total	$207	$76

Pro forma net loss and pro forma net loss per share, excluding amortization expense for goodwill, was (in thousands):

	Three Months Ended March 31,
	2002	2001

Net loss, as reported	$(7,163)	$(5,984)
Add back: goodwill amortization	—	76
Pro forma net loss	$(7,163)	$(5,908)

Basic and diluted net loss per share, as reported	$(0.27)	$(0.23)
Add back: goodwill amortization	—	0.01
Pro forma basic and diluted net loss per share	$(0.27)	$(0.22)

NOTE 4.  INVENTORIES

Net inventories consisted of the following (in thousands):

	March 31, 2002	December 31, 2001
Raw materials	$1,320	$1,354
Work in process	1,311	818
Finished goods	1,698	1,717

	$4,329	$3,889

NOTE 5.  COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) consisted of the following (in thousands):

	Three Months Ended
	March 31,	March 31,
	2002	2001
Net loss	$(7,163)	$(5,984)
Other comprehensive income (loss):
Unrealized gains (losses) on investments	(111)	4
Currency translation losses	(55)	(43)
Other comprehensive loss	(166)	(39)
Total comprehensive loss	$(7,329)	$(6,023)

NOTE 6.  NET LOSS PER SHARE

Basic net loss per share is calculated using the weighted average number of common shares outstanding during the period. Because the Company is in a net loss position, diluted earnings per share is calculated using the weighted average number of common shares outstanding and excludes the effects of potential common shares that are antidilutive. Potential common shares include common stock subject to repurchase, common stock issuable under the Company's 2000 Employee Stock Purchase Plan, and incremental shares of common stock issuable upon the exercise of stock options and warrants. Had the Company been profitable, diluted earnings per share would have included the shares used in the computation of basic net loss per share as well as an additional 2.9 million and 2.2 million shares at March 31, 2002 and 2001, respectively, related to potential common shares not included above.

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

	Three Months Ended March 31,
	2002	2001
Numerator:
Net loss	$(7,163)	$(5,984)
Denominator:
Weighted average common shares outstanding	27,056	26,789
Weighted average unvested common shares subject to repurchase	(264)	(462)

Denominator for basic and diluted calculations	26,792	26,327

Basic and diluted net loss per share	$(0.27)	$(0.23)

NOTE 7.  COMMITMENTS AND CONTINGENCIES

In 1999, the Company and Sumitomo Corporation formed Ciphergen Biosystems K.K. (the “Joint Venture”), to distribute the Company’s products in Japan.  Ciphergen invested $315,000 for 30% ownership of the Joint Venture.  Sumitomo is obligated to provide or arrange for working capital for the Joint Venture so long as it retains majority control.  Ciphergen has the right to purchase an additional 40% ownership, giving it majority control, as early as 2002, at a price which is based on a predetermined formula.  On March 29, 2002, the Company notified Sumitomo that it intends to exercise its option to purchase the additional 40% ownership.  The total cost is expected to be approximately $390,000.  Ciphergen anticipates that it will be able to conclude the transaction during the second quarter of 2002, at which time it will be required to repay the working capital financing of the Joint Venture, estimated to be $3.3 million, and arrange for future working capital financing.  Sumitomo currently receives payments from the Joint Venture equal to 20% of the list price of the Company’s products sold by the Joint Venture in exchange for providing support services to the Joint Venture.  These payments will cease upon Ciphergen taking majority control of the Joint Venture.

In each of the years ended December 31, 2001 and 2000, the Company recorded revenue in the amount of $1.0 million on sales to the Joint Venture.  Approximately 5.6% of the Company’s revenues for the first quarter of 2002 were from sales to the Joint Venture.  Additionally, in each of those years the Company recorded approximately $31,000 of other income for services performed for the Joint Venture under its distribution and marketing agreement.

The Company also recorded its 30% share of the loss incurred by the Joint Venture, totaling $12,000 in 2001 and $144,000 in 2000, as equity in net loss of Joint Venture.  The Company’s share of the Joint Venture’s net loss was an additional $142,000 for 2001, but since the Company is limited to its cost basis for recording losses from the Joint Venture, such losses were not recorded in 2001.

For each of the years ended December 31, 2001 and 2000, the Joint Venture recorded revenue of $2.4 million.  During these same periods, it recorded net losses of $491,000 and $480,000, respectively.  The Company anticipates that the Joint Venture will continue to incur net losses and will continue to experience negative cash flows from operations for the foreseeable future.  At March 31, 2002, total net assets of the Joint Venture, excluding working capital loans from Sumitomo, were approximately $2.5 million, consisting primarily of accounts receivable, and demonstration and laboratory equipment.

NOTE 8.  LEGAL MATTERS

The Company is currently party to three legal proceedings.

(1)         Ciphergen Biosystems, Inc., Ciphergen Technologies, Inc. and IllumeSys Pacific, Inc. v. Molecular Analytical Systems, Inc., LumiCyte, Inc. and T. William Hutchens. On July 12, 2000, the Company filed a lawsuit in the Superior Court of the State of California against Molecular Analytical Systems, Inc. ("MAS") and LumiCyte, Inc. ("LumiCyte") requesting a declaration of the Company's rights, including that Ciphergen has the right to sell information and service products, and requesting a preliminary injunction preventing MAS from terminating the sublicense agreements. In October 2000, the Company made additional claims against MAS and LumiCyte, and added T. William Hutchens as an individual defendant. Dr. Hutchens is the Chief Executive Officer of both MAS and LumiCyte, as well as a former officer and director of Ciphergen. He is presently the beneficial owner of less than 10% of the Company's outstanding common stock. Ciphergen's action seeks, among other things, damages and injunctive relief against defendants for unfair competition, misappropriation of trade secrets, and breach of contract, as well as an injunction precluding defendants from operating in Ciphergen's licensed markets. In October 2000, MAS and LumiCyte filed a cross–complaint against Ciphergen, Ciphergen Technologies, Inc. and IllumeSys Pacific, Inc., the three plaintiffs which filed the underlying lawsuit against MAS and LumiCyte described above. The cross–complaint alleges claims for breach of contract, intentional interference with prospective economic advantage, unfair competition, misappropriation of trade secrets and declaratory relief regarding the rights of the parties under the two technology transfer sublicense agreements between MAS and Ciphergen. The cross–complaint also seeks to terminate the sublicense agreements, to obtain injunctive relief, to prevent use of alleged trade secrets of MAS, and damages. Ciphergen and MAS have entered into an agreement that provides that MAS' license termination notices are suspended pending the conclusion of this lawsuit. In May 2001, the Company amended its complaint and brought additional claims against MAS, LumiCyte and Dr. Hutchens.

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

(3)         On July 27, 2001, the Company served a demand for arbitration on T. William Hutchens under the July 28, 1998 Stock Exchange Agreement among the Company, Ciphergen Technologies, Inc., Hutchens and others. The demand for arbitration asserts that Dr. Hutchens, who was a selling shareholder of Ciphergen Technologies, made representations and warranties to Ciphergen about the conduct of Ciphergen Technologies' business and its ownership of assets that are contrary to certain claims asserted in the cross–complaint filed by MAS and LumiCyte and, therefore, that he must pay Ciphergen's attorneys fees and indemnify Ciphergen for any losses it might incur resulting from filing of the cross–claims, regardless of their merit. The parties have agreed to stay the arbitration until the earlier of August 1, 2002, or the resolution of any of several of plaintiffs' and cross–complainants' causes of action.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

             We develop, manufacture and sell our ProteinChip® System family of proteomics research equipment, which includes (i) the ProteinChip Biology System, a versatile system for protein analysis consisting of a ProteinChip Reader, ProteinChip Arrays and ProteinChip Software; (ii) the ProteinChip Biomarker System, a system including Biomarker Patterns™ Software for advanced protein expression profiling; (iii) the ProteinChip Tandem MS Interface for advanced identification work using tandem mass spectrometry; (iv) automation accessories such as the Biomek® 2000 Workstation to facilitate sample handling and increase throughput; and (v) associated accessories. These products use patented Surface Enhanced Laser Desorption/Ionization ("SELDI") technology. In addition, we provide associated SELDI technology contract research services through our Biomarker Centers™ to foster further adoption of our products and technology as an industry standard and to generate revenue by obtaining some combination of fees and commercial rights related to biomarkers discovered in our Biomarker Centers in consideration for research services. We also develop, manufacture and sell chromatography sorbents for large-scale purification of proteins and are developing novel approaches to address process proteomics, an emerging market driven by pharmaceutical company demand to produce proteins for research, development and therapeutic manufacturing purposes. We market and sell our products primarily to research biologists in pharmaceutical and biotechnology companies, and academic and government research laboratories.

             As part of our early product design effort, in February 1995 we signed an agreement with Stanford Research Systems, a California-based manufacturer of electronic test equipment, to assist us. In April 1997, we acquired IllumeSys Pacific, Inc., which holds specific rights to the SELDI technology for the life science research market. Our first designed and manufactured system, the ProteinChip System, Series PBS I, was available for shipment in the third quarter of 1997, and we discontinued selling an earlier prototype system supplied by a U.K. manufacturer. In July 1998, we acquired Ciphergen Technologies, Inc., which holds specific rights to the SELDI technology in other life science markets. During 1999, we initiated an expanded marketing program and began shipping the ProteinChip System, Series PBS II, the current version of which is now referred to as the ProteinChip Biology System.

             In 1999, we invested $315,000 for 30% ownership of Ciphergen Biosystems, K.K., a joint venture we established with Sumitomo Corporation to distribute our products in Japan. We have the right to purchase an additional 40% ownership based on a predetermined formula as early as 2002. We have notified Sumitomo that we intend to exercise our option at this first opportunity. The cost is approximately $390,000.  Once we exercise our purchase option, we will be responsible for repaying working capital financing of the joint venture, estimated to be $3.3 million, and arranging for future working capital financing.

             During 2000, we began offering research services and established Biomarker Centers™ in Fremont, California; Copenhagen, Denmark; and Malvern, Pennsylvania.

             In 2001 we introduced the ProteinChip Biomarker System, which utilizes sophisticated third party software that automates pattern recognition-based statistical analysis methods to correlate protein expression patterns from clinical samples with disease phenotypes. We also began selling the Biomek 2000 workstation, a robotic accessory which is manufactured by Beckman Coulter and which has been optimized for use with our ProteinChip Biomarker System to increase sample throughput and reproducibility. In addition, we expanded our product offering with a SELDI ProteinChip interface to high-end tandem mass spectrometers, which we developed and which is manufactured for us by a third party manufacturing company in Reno, Nevada.

             On July 31, 2001, Ciphergen acquired the BioSepra process chromatography business from Invitrogen Corporation for $12.0 million in cash and the assumption of approximately $2.2 million in debt. BioSepra S.A., headquartered near Paris, France, has 48 employees who develop, manufacture and market products for the large-scale process chromatography market. We have been integrating the BioSepra business into our sales and marketing organization, and have initiated a joint development program for a line of products to address process proteomics, an emerging market driven by pharmaceutical company demand to produce proteins for research, development and therapeutic manufacturing purposes.

             Since 1997, we have used our resources primarily to develop and expand our proprietary ProteinChip Systems and establish a marketing and sales organization for commercialization of our products. In addition, we have used our resources to establish Biomarker Centers to provide research services to our clients and to foster further adoption of our products and technology. We also acquired the BioSepra process chromatography business from which we are developing a chromatography-based protein purification business which expands our current proteomics products business. Since our inception we have incurred significant losses and as of March 31, 2002, we had an accumulated deficit of $81.9 million.

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

             Deferred stock-based compensation for options granted to employees is the difference between the fair value of our common stock on the date such options were granted and their exercise price. Deferred stock-based compensation for options granted to consultants has been determined in accordance with Statement of Financial Accounting Standards No. 123 as the fair value of the equity instruments issued. Deferred stock-based compensation for options granted to consultants is periodically remeasured as the underlying options vest, in accordance with Emerging Issues Task Force Bulletin No. 96-18.

             Competition in our existing and potential markets is intense and we expect it to increase. Currently, our principal competition comes from other technologies that are used to perform many of the same functions for which we market our ProteinChip Systems. If we fail to compete effectively with these technologies and products, or if competitors develop significant improvements in protein detection systems or develop systems that are easier to use, our products may not achieve widespread market acceptance and our sales may not increase.

             We have made statements under the captions "Factors That May Affect Our Results," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in other sections of this Form 10-Q that are forward-looking statements. You can identify these statements by forward-looking words such as "may," "will," "expect," "intend," "anticipate," "believe," "estimate," "plan," "could," "should," and "continue" or similar words. These forward-looking statements may also use different phrases. We have based these forward-looking statements on our current expectations and projections about future events. Examples of forward-looking statements include statements about: projections of our future results of operations or of our financial condition; deployment, capabilities and uses of our products; product development and product innovations; the importance of proteomics as a major focus of biology research; the ability of our products to enable proteomics research; the emerging market for process proteomics; the expansion of our product portfolio; increasing the size of our sales and marketing organization; increased activity at our Biomarker Centers™; securing commercial rights to biomarkers discovered at our Biomarker Centers; anticipated trends in our business; revenue growth; expansion of our proteomics products business; increasing costs, including sales and marketing, research and development, and general and administrative costs; anticipated future losses; expected levels of capital expenditures; the outcome of legal proceedings; the period of time for which our existing financial resources and interest income will be sufficient to enable us to maintain current and planned operations; and the market risk of our investments. These statements are subject to risks and uncertainties that could cause actual results to differ materially, including the risks set forth under the caption "Factors That May Affect Our Results" in this Form 10-Q and the risks outlined in our other filings with the SEC. We believe it is important to communicate our expectations to our investors. However, there may be events in the future that we are not able to accurately predict or that we do not fully control that could cause actual results to differ materially from those expressed or implied in our forward-looking statements.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2002 AND MARCH 31, 2001

             PRODUCT REVENUE.  Product revenue for the first quarter of 2002 was $5.9 million, an increase of $3.6 million, or 160%, compared to the first quarter of 2001. The increase was primarily the result of increased unit sales of ProteinChip Systems and Arrays, and the inclusion of process chromatography sorbents revenue of $1.8 million due to the BioSepra acquisition.

             SERVICE REVENUE.  Service revenue for the first quarter of 2002 was $927,000, an increase of $511,000, or 123%, compared to the first quarter of 2001. The majority of this increase was driven by increased revenue from maintenance contracts, as well as an increase in our revenue from collaboration services handled through our Biomarker Centers.

COST OF PRODUCT REVENUE. Cost of product revenue for the first quarter of 2002 was $2.1 million, an increase of $1.2 million, or 132%, compared to the first quarter of 2001. This increase resulted from an increase in unit sales of our ProteinChip Systems and Arrays, as well as increased cost of product revenue due to the acquisition of BioSepra. From first quarter of 2001 to first quarter of 2002, the gross margin for product revenue increased from 60% to 64%.  This improvement was largely due to manufacturing efficiencies as unit volumes of ProteinChip Systems and Arrays increased, partially offset by the inclusion of BioSepra, which had a lower gross margin.  Stock-based compensation expense in cost of product revenue was $33,000 in the first quarter of 2002 compared to $72,000 in the same quarter of 2001.

COST OF SERVICE REVENUE.  Cost of service revenue for the first quarter of 2002 was $395,000, an increase of $303,000, or 329%, compared to the first quarter of 2001. This increase was due to increased field service costs to provide service for a greater number of maintenance contracts, and increased collaboration expenses at our Biomarker Centers.  The gross margin for service revenue decreased from 78% to 57% due to an increase in staffing needed to expand the capacities and capabilities of our field service force and Biomarker Centers.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses for the first quarter of 2002 were $3.9 million, an increase of $1.3 million, or 50%, compared to the first quarter of 2001. The increase was primarily due to higher compensation expenses resulting from a 73% increase in headcount, exclusive of the BioSepra acquisition, and the expansion of our Biomarker Center activities.  The BioSepra acquisition also added to our research and development expenses. Stock-based compensation expense in research and development was $82,000 in the first quarter of 2002 compared to $218,000 in the same quarter of 2001. We expect research and development expenses, exclusive of stock-based compensation, to increase in 2002 relative to 2001 as we develop new instruments, chip surfaces and sorbents, and as we increase activities through our Biomarker Centers to discover, validate and patent biomarkers.

SALES AND MARKETING EXPENSES. Sales and marketing expenses in the first quarter of 2002 were $4.8 million, an increase of $1.7 million, or 57%, compared to the first quarter of 2001. This increase was largely due to higher payroll-related costs as a result of a 42% increase in the sales and marketing staff, exclusive of the BioSepra acquisition, and an increase in promotional activities. The BioSepra acquisition also added to our sales and marketing expenses. These increases were partially offset by a decline of $136,000 in stock-based compensation expense. Stock-based compensation expense in sales and marketing was $162,000 in the first quarter of 2002 compared to $298,000 in the same quarter of 2001. We expect sales and marketing expenses, exclusive of stock-based compensation, to increase in 2002 relative to 2001 as we continue to grow our sales force and increase our promotional activities.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses during the first quarter of 2002 were $3.0 million, a decrease of $0.4 million, or 12%, compared to the first quarter of 2001.  This decrease was largely driven by a $478,000 decrease in stock-based compensation expense.  Stock-based compensation expense was $474,000 in the first quarter of 2002 compared to $952,000 in the same quarter of 2001.  Compensation and recruiting expenses increased $282,000 as the administrative staff grew 33%, exclusive of the BioSepra acquisition.  The BioSepra acquisition also added to our general and administrative expenses. These increases were largely offset by decreased legal fees associated with patent filings and counsel opinions. We expect general and administrative expenses, exclusive of stock-based compensation, to increase in 2002 relative to 2001 as we add necessary infrastructure to support increased activity levels.

AMORTIZATION OF INTANGIBLE ASSETS.  Amortization of intangible assets during the first quarter of 2002 was $207,000, an increase of $131,000, or 172%, compared to the first quarter of 2001.  This increase was due to the amortization of acquired completed technology and patents related to our acquisition of BioSepra.  These are being amortized over their estimated useful lives of seven years using the straight-line method.  In addition, we adopted FAS 142 on January 1, 2002, and therefore the amortization of goodwill recorded for earlier business combinations has ceased.

             INTEREST AND OTHER INCOME (EXPENSE), NET. Interest income in the first quarter of 2002 was $473,000 compared to $1.4 million in the same quarter of 2001. The decrease was due to smaller average investment balances and lower interest rates.  Interest expense of $42,000 for the first quarter of 2002 was an increase of approximately $12,000 from the same quarter of 2001. This increase was largely due to the inclusion of debt associated with BioSepra.  In the first quarter of 2002, we recorded no gain or loss from our equity investment in our Japanese joint venture, compared to a $12,000 loss in the corresponding quarter of 2001.

LIQUIDITY AND CAPITAL RESOURCES

             From our inception through March 31, 2002, we have financed our operations principally with $44.3 million from the sales of products and services to customers and with equity financings totaling $157.0 million. This includes the $101.2 million initial public offering in September 2000. Cash, cash equivalents and investments in securities at March 31, 2002 were $68.7 million compared to $77.1 million at December 31, 2001. Working capital at March 31, 2002 was $71.9 million, compared to $70.9 million at December 31, 2001.  Long-term debt and capital lease balances at March 31, 2002 were $2.4 million, compared to $2.6 million at December 31, 2001.

             Net cash used in operating activities was $7.3 million in the first quarter of 2002, which was primarily the result of net losses from operations of $7.2 million, partially offset by non-cash charges of $866,000 for amortization of deferred compensation and $751,000 for depreciation and amortization.  We expect net cash used in operating activities to increase in 2002 relative to 2001, as we continue to expand our operating activities.  We believe that current cash resources and interest income will be sufficient to maintain current and planned operations at least through the end of 2003.

             Net cash provided by investing activities was $4.3 million in the first quarter of 2002, which consisted of net maturities of investment securities of $5.1 million, partly offset by property and equipment purchases of $0.8 million. We expect to acquire additional capital equipment on an ongoing basis as we add staff, increase capacity and improve capabilities. We anticipate capital expenditures of approximately $5.0 to $6.0 million in 2002. It is our current intention to exercise our option to acquire an additional 40% of Ciphergen Biosystems K.K. in 2002 at a price of approximately $390,000. In addition, at that point we will become responsible for repaying the debt of Ciphergen Biosystems K.K., which is estimated to be approximately $3.3 million.

             Net cash used in financing activities was $139,000 in the first quarter of 2002, largely as a result of repayments of long-term debt and capital lease obligations.

Ciphergen currently expects to fund expenditures for capital requirements as well as liquidity needs from a combination of available cash and marketable securities balances, as well as internally generated funds.  We may be required to raise additional capital through a variety of resources, including the public equity market, private financings, collaborative arrangements and debt. If additional capital is raised through the issuance of equity or securities convertible into equity, our stockholders may experience dilution, and such securities may have rights, preferences or privileges senior to those of the holders of our common stock.  Additional financing may not be available to us on favorable terms, if at all. If we are unable to obtain financing, or to obtain it on acceptable terms, we may be unable to execute our business plan.

RECENT ACCOUNTING PRONOUNCEMENTS

             In July 2001, the Financial Accounting Standards Board (FASB) issued Statements No. 141 and 142 (FAS 141 and FAS 142), "Business Combinations" and "Goodwill and Other Intangible Assets", respectively. We adopted FAS 142 on January 1, 2002. FAS 141 eliminated pooling-of-interests accounting. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. FAS 142 changed the accounting for goodwill from an amortization method to an impairment-only approach. Under FAS 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. FAS 141 and FAS 142 were effective for all business combinations completed after June 30, 2001. Upon adoption of FAS 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 ceased, and intangible assets acquired prior to July 1, 2001 that did not meet the criteria for recognition under FAS 141 were reclassified to goodwill. Companies were required to adopt FAS 142 for fiscal years beginning after December 15, 2001. In connection with the adoption of FAS 142, we will be required to perform a transitional goodwill impairment assessment. The implementation of these standards is not expected to have a material impact on our results of operations or financial position.

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

In October 2001, the FASB issued Statement No. 144 (FAS 144), "Accounting for the Impairment or Disposal of Long-Lived Assets." FAS 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. FAS 144 was effective for fiscal years beginning after December 15, 2001. Ciphergen adopted the provisions of FAS 144 on January 1, 2002.  The adoption of this standard had no effect on our results of operations or financial position.

FACTORS THAT MAY AFFECT OUR RESULTS

We expect to continue to incur net losses in the foreseeable future. If we are unable to significantly increase our revenues, we may never achieve profitability.

          From our inception in December 1993 through March 31, 2002, we have generated cumulative revenue of approximately $44.3 million and have incurred net losses of approximately $81.9 million. We have experienced significant operating losses each year since our inception and expect these losses to continue for the next several years. For example, we experienced net losses of approximately $25.8 million in 2001, $20.3 million in 2000 and $8.0 million in 1999. Our losses have resulted principally from costs incurred in research and development, sales and marketing, and general and administrative costs associated with our operations. These costs have exceeded our revenue which, to date, has been generated principally from product sales. We expect to incur additional operating losses and these losses may be substantial as a result of increases in expenses for manufacturing, marketing and sales, research and product development, and general and administrative costs. We may never achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

If we are unable to establish the utility of our products, our products and services will not achieve widespread market acceptance.

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

             We began full commercialization of our products in 1999. Our success will depend on our ability to continue to develop and expand commercial sales of our ProteinChip Systems, including our ProteinChip Arrays. We may encounter difficulties in producing our ProteinChip Systems or we may not be able to produce them economically, we may fail to achieve expected performance levels, or we may have to set prices that are unacceptable to our customers. We may not be able to successfully develop and commercialize our ProteinChip Systems or any other products on a timely basis, achieve anticipated performance levels, gain industry acceptance of such products or develop a profitable business. We may not be able to successfully develop a profitable chromatography–based protein purification business.

If we are unable to maintain our licensed rights to the SELDI technology, we may lose the right to produce ProteinChip Systems and products based on the SELDI technology and the right to provide services and information related thereto.

             Our commercial success depends on our ability to maintain our sublicenses to the SELDI technology. In July 2000, in response to MAS' claims that we had materially breached the sublicense agreements and its threat to terminate the sublicense agreements, we filed a lawsuit against MAS and LumiCyte requesting a declaration of our rights, including that we have the right to sell information and service products, and requesting a preliminary injunction preventing MAS from terminating the sublicense agreements. In October 2000, we made additional claims against MAS and LumiCyte and added T. William Hutchens as an individual defendant. Dr. Hutchens is the Chief Executive Officer of both MAS and LumiCyte, as well as a former officer and director of Ciphergen. He is presently the beneficial owner of less than 10% of Ciphergen's outstanding common stock. In October, 2000, MAS and Lumicyte filed cross–claims against Cipergen and its subsidiaries. In May, 2000, we amended our complaint and brought additional claims against MAS, LumiCyte, and Dr. Hutchens. We believe that our causes of action have merit and we intend to pursue the litigation aggressively. Although we believe that the resolution of the litigation will not harm our ability to continue to pursue our business and strategy, litigation is unpredictable and we may not prevail. The court may determine that LumiCyte or others possess exclusive rights to provide information products and service products that we have offered or may seek to offer as part of our business. The sublicense agreements referred to above provide for termination in the event of material breach. Therefore, if we do not prevail in our cause of action, and if the court determines that we have materially breached the sublicense agreements, there is a risk that the sublicense agreements could be terminated. Substantially all of our revenue is derived from products relying on technology covered by the sublicense agreements. If the agreements were terminated and we were unable to obtain a license to these rights, we would be precluded from selling any SELDI–based products within the scope of the Baylor patents, we would no longer generate revenue from the sale of these products and we would have to revise our business direction and strategy.

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

We may not be able to realize the benefits of our recent acquisition of BioSepra. Our business could be adversely affected as a result of the acquisition.

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

             Even with the investment of significant time and resources, the acquisition may not produce the revenues, earnings or business synergies that Ciphergen anticipates. While the market is large and growing for chromatographic processes, BioSepra business prospects may choose to remain with the entrenched suppliers they currently use. BioSepra will need to develop new processes and attempt to replace entrenched suppliers by offering superior products. Customers having to separate proteins have traditionally been slow to adopt new technologies, even when those new technologies offer considerable advantages over existing, proven approaches. Even if BioSepra chromatography products and services are more efficient and of higher quality than alternatives, conservative customers may favor established products and companies. If we fail to integrate the acquired business effectively or if key employees of that business leave, the anticipated benefits of the acquisition would be jeopardized. The time, capital, management and other resources spent on an acquisition that fails to meet our expectations could cause our business and financial condition to be materially and adversely affected. In addition, acquisitions can involve non-recurring charges and amortization of significant amounts of intangible assets that could adversely affect our results of operations.

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

             We currently believe that current cash resources will be sufficient to meet our anticipated financial needs at least through the end of 2003. However, we may need to raise additional capital sooner in order to develop new or enhanced products or services, increase our Biomarker Center activities undertaken for our own account, or acquire complementary products, businesses or technologies to respond to competitive pressures. In the event that we require additional funding at any point in the future, we will seek to raise such additional funding from other sources, including the public equity market, private financings, collaborative arrangements and debt. If additional capital is raised through the issuance of equity or securities convertible into equity, our stockholders may experience dilution, and such securities may have rights, preferences or privileges senior to those of the holders of our common stock. Additional financing may not be available to us on favorable terms, if at all. If we are unable to obtain financing, or to obtain it on acceptable terms, we may be unable to successfully execute our business plan.

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

If we are unable to successfully expand our limited manufacturing capacity for ProteinChip Readers and Arrays, we may encounter manufacturing and quality control problems as we grow.

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

We face intense competition in our current and potential markets and if our competitors develop new technologies or products, our products may not achieve widespread market acceptance and may fail to capture significant market share.

             Competition in our existing and potential markets is intense and we expect it to increase. Currently, our principal competition comes from other technologies that are used to perform many of the same functions for which we market our ProteinChip Systems. The major technologies that compete with our ProteinChip Systems are liquid chromatography-mass spectrometry and 2D-gel electrophoresis-mass spectrometry. In the life science research market, protein research tools and services are currently provided by a number of companies. In the large-scale chromatography market, there are several larger direct competitors. In many instances, Ciphergen's competitors may have substantially greater financial, technical, research and other resources and larger, more established marketing sales distribution and service organizations. Additionally, our potential customers may internally develop competing technologies. If we fail to compete effectively with these technologies and products, or if competitors develop significant improvements in protein detection systems or develop systems that are easier to use, our products may not achieve widespread market acceptance and our sales may decrease.

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

We rely on single–source suppliers for many components of our ProteinChip Systems and if we are unable to obtain components we would be harmed and our operating results would suffer.

             We depend on many single–source suppliers for the necessary materials and components required to assemble our products. Because of limited quantities of products manufactured at this stage of our development it is not economically feasible to qualify and maintain alternate vendors for most components of our ProteinChip Readers and Arrays. We have occasionally experienced delays in receiving components, resulting in manufacturing delays. If we are unable to procure the necessary materials and components from our current vendors, we will have to arrange new sources of supply and our materials and components shipments could be delayed, harming our ability to assemble and manufacture our ProteinChip Readers and Arrays, and our ability to sustain or increase revenue could be harmed. As a result, our costs could increase and our profitability could be harmed.

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

             In addition, the stock market in general, and the Nasdaq National Market and the market for technology companies in particular, have experienced significant price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Further, there has been particular volatility in the market prices of securities of life science companies. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been initiated. A securities class action suit against us could result in substantial costs, potential liabilities and the diversion of management's attention and resources.

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

INTEREST RATE SENSITIVITY

             The fair value of Ciphergen’s investments in marketable securities at March 31, 2002 was $24.6 million with a weighted-average maturity of 181 days and a weighted-average interest rate of 3.60%

             The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. We plan to ensure the safety and preservation of our invested principal funds by limiting default risks, market risk and reinvestment risk. To achieve these objectives, we maintain our portfolio of cash equivalents, short-term investments and long-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities, and, by policy, restrict our exposure to any single corporate issuer by imposing concentration limits. We mitigate default risk by investing only in high credit-quality securities.

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

             Our European subsidiaries' accounts are translated from the local currency to the U.S. dollar using the current exchange rate in effect at the balance sheet date for balance sheet accounts, and using the average exchange rate during the period for revenues and expense accounts. The effects of translation are recorded as a separate component of stockholders' equity.  The net tangible assets of our non-U.S. operations, excluding intercompany debt, were $7.5 million at March 31, 2002.

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

             The countries of the European Union have adopted a single currency, the "euro." The euro came into existence on January 1, 2000, and during the transition period following its introduction, countries were allowed to transact business both in the euro and in their own currencies at fixed exchange rates. On January 1, 2002, the euro became the only currency in Economic and Monetary Union countries. A significant portion of our business is conducted in Europe. The adoption of the euro did not have a material effect on our business, results of operations, financial position or liquidity.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

             We are currently party to three legal proceedings.

             (1)         Ciphergen Biosystems, Inc., Ciphergen Technologies, Inc. and IllumeSys Pacific, Inc. v. Molecular Analytical Systems, Inc., LumiCyte, Inc. and T. William Hutchens. On July 12, 2000, we filed a lawsuit in the Superior Court of the State of California against Molecular Analytical Systems, Inc. ("MAS") and LumiCyte, Inc. ("LumiCyte") requesting a declaration of our rights, including that Ciphergen has the right to sell information and service products, and requesting a preliminary injunction preventing MAS from terminating the sublicense agreements. In October 2000, we made additional claims against MAS and LumiCyte, and added T. William Hutchens as an individual defendant. Dr. Hutchens is the Chief Executive Officer of both MAS and LumiCyte, as well as a former officer and director of Ciphergen. He is presently the beneficial owner of less than 10% of Ciphergen's outstanding common stock. Ciphergen's action seeks, among other things, damages and injunctive relief against defendants for unfair competition, misappropriation of trade secrets, and breach of contract, as well as an injunction precluding defendants from operating in Ciphergen's licensed markets. In October 2000, MAS and LumiCyte filed a cross–complaint against Ciphergen, Ciphergen Technologies, Inc. and IllumeSys Pacific, Inc., the three plaintiffs which filed the underlying lawsuit against MAS and LumiCyte described above. The cross–complaint alleges claims for breach of contract, intentional interference with prospective economic advantage, unfair competition, misappropriation of trade secrets and declaratory relief regarding the rights of the parties under the two technology transfer sublicense agreements between MAS and Ciphergen. The cross–complaint also seeks to terminate the sublicense agreements, to obtain injunctive relief, to prevent use of alleged trade secrets of MAS, and damages. Ciphergen and MAS have entered into an agreement that provides that MAS' license termination notices are suspended pending the conclusion of this lawsuit. In May, 2001, we amended our complaint and brought additional claims against MAS, LumiCyte and Dr. Hutchens.

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

             (3)         On July 27, 2001, we served a demand for arbitration on T. William Hutchens under the July 28, 1998 Stock Exchange Agreement among Ciphergen, Ciphergen Technologies, Inc., Hutchens and others. The demand for arbitration asserts that Dr. Hutchens, who was a selling shareholder of Ciphergen Technologies, made representations and warranties to Ciphergen about the conduct of Ciphergen Technologies' business and its ownership of assets that are contrary to certain claims asserted in the cross–complaint filed by MAS and LumiCyte and, therefore, that he must pay Ciphergen's attorneys fees and indemnify Ciphergen for any losses it might incur resulting from filing of the cross–claims, regardless of their merit. The parties have agreed to stay the arbitration until the earlier of August 1, 2002, or the resolution of any of several of plaintiffs' and cross–complainants' causes of action.

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

(a)        The following exhibits have been filed with this report:

3.2*      Amended and Restated Certificate of Incorporation of Registrant.

3.4*      Amended and Restated Bylaws of Registrant.

4.1*      Form of Registrant’s Common Stock Certificate.

4.2**    Preferred Shares Rights Agreement dated March 20, 2002 between Ciphergen Biosystems, Inc. and Continental Stock Transfer & Trust Company.

*Incorporated by reference to exhibits (with same exhibit number) to Ciphergen Biosystems' Registration Statement on Form S-1 (File No. 333-32812) declared effective on September 28, 2000.

**Incorporated by reference to our Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on March 21, 2002.

(b)        Reports on Form 8-K.

On March 8, 2002, the Company filed a report on Form 8-K regarding its adoption of a Shareholder Rights Plan.

SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 13, 2002

CIPHERGEN BIOSYSTEMS, INC.

(Registrant)

/s/ William E. Rich, Ph.D.

William E. Rich
President, Chief Executive Officer and Director
(principal executive officer)

/s/ Matthew J. Hogan

Matthew J. Hogan
Vice President and Chief Financial Officer
(principal financial officer)