Form 10-Q
period 2002-06-30
CIPHERGEN BIOSYSTEMS INC
filed 2002-08-14
CIK 926617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-31617

CIPHERGEN BIOSYSTEMS, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	33-0595156
(State or other jurisdiction	(I.R.S. Employer
of incorporation of organization)	Identification Number)

6611 DUMBARTON CIRCLE, FREMONT, CALIFORNIA	94555
(Address of principal executive offices)	(ZIP Code)

Registrant’s telephone number, including area code:	510-505-2100

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒   No  ☐

Number of shares of common stock, $0.001 par value, outstanding as of July 31, 2002: 27,176,481

CIPHERGEN BIOSYSTEMS, INC.

INDEX FOR FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

CIPHERGEN BIOSYSTEMS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$46,185	$48,319
Short-term investments	17,515	21,273
Accounts receivable, net	7,656	5,524
Accounts receivable from related party	109	128
Prepaid expenses and other current assets	1,832	2,158
Inventories, net	4,767	3,889

Total current assets	78,064	81,291

Property and equipment, net	10,838	10,228
Long-term investments	—	7,532
Goodwill	1,252	1,254
Other intangible assets	5,040	5,455
Notes receivable from related parties	436	384
Other long-term assets	608	672

Total assets	$96,238	$106,816

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,504	$3,069
Accounts payable to related party	239	147
Accrued liabilities	4,716	4,636
Deferred revenue	3,264	1,975
Deferred revenue from related party	184	47
Current portion of capital lease obligations	420	410
Current portion of long-term debt	20	117

Total current liabilities	12,347	10,401

Deferred revenue	213	173
Deferred revenue from related party	259	272
Capital lease obligations, net of current portion	2,125	2,083
Other long-term liabilities	864	658

Total liabilities	15,808	13,587

Commitments and contingencies (Note 7)

Stockholders’ equity:
Common stock	27	27
Additional paid-in capital	174,698	175,333
Notes receivable from stockholders	(1,294)	(1,294)
Deferred stock-based compensation	(4,261)	(6,327)
Accumulated other comprehensive income	421	191
Accumulated deficit	(89,161)	(74,701)

Total stockholders’ equity	80,430	93,229

Total liabilities and stockholders’ equity	$96,238	$106,816

See notes to unaudited condensed consolidated financial statements.

 CIPHERGEN BIOSYSTEMS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Revenue:
Products	$7,389	$2,949	$12,901	$5,167
Product revenue from related parties	406	316	781	365
Services	858	398	1,785	814

Total revenue	8,653	3,663	15,467	6,346

Cost of revenue:
Products	2,329	898	4,266	1,776
Product revenue from related parties	132	100	302	130
Services	387	29	782	121

Total cost of revenue	2,848	1,027	5,350	2,027

Gross profit	5,805	2,636	10,117	4,319

Operating expenses:
Research and development	4,701	3,013	8,621	5,635
Sales and marketing	5,148	3,382	9,928	6,420
General and administrative	3,337	3,094	6,304	6,447
Amortization of intangible assets	207	76	414	152

Total operating expenses	13,393	9,565	25,267	18,654

Loss from operations	(7,588)	(6,929)	(15,150)	(14,335)

Interest and other income, net	383	1,115	799	2,537

Loss before provision for income taxes	(7,205)	(5,814)	(14,351)	(11,798)
Provision for income taxes	92	—	109	—

Net loss	$(7,297)	$(5,814)	$(14,460)	$(11,798)

Basic and diluted net loss per share	$(0.27)	$(0.22)	$(0.54)	$(0.45)

Shares used in computing basic and diluted net loss per share	26,898	26,429	26,846	26,378

See notes to unaudited condensed consolidated financial statements.

 CIPHERGEN BIOSYSTEMS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,460)	$(11,798)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,748	1,014
Common stock issued for services	—	48
Amortization of deferred stock-based compensation	1,022	2,596
Equity in net loss of joint venture	—	12
Changes in operating assets and liabilities:
Accounts receivable, net	(1,907)	(735)
Accounts receivable from related parties	19	(228)
Inventories, net	(560)	(84)
Prepaid expenses and other current assets	368	(454)
Other long-term assets	71	(3)
Accounts payable and accrued liabilities	360	926
Accounts payable to related party	92	2
Deferred revenue	1,330	256
Deferred revenue from related parties	124	(28)
Other long-term liabilities	178	190

Net cash used in operating activities	(11,615)	(8,286)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net	(2,040)	(2,081)
Purchase of marketable securities	(2,000)	(20,352)
Maturities of marketable securities	13,159	65
Notes receivable from related parties	(51)	(40)

Net cash provided by (used in) investing activities	9,068	(22,408)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	409	324
Principal payments on capital lease obligations	(201)	(127)
Repayments of long-term debt	(97)	(105)

Net cash provided by financing activities	111	92

Effect of exchange rate changes	302	(82)

Net decrease in cash and cash equivalents	(2,134)	(30,684)
Cash and cash equivalents, beginning of period	48,319	107,633

Cash and cash equivalents, end of period	$46,185	$76,949

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Reductions in deferred stock-based compensation	$(1,044)	$(975)
Transfer of fixed assets to inventory	95	120
Change in unrealized gain (loss) on investments	(131)	29

See notes to unaudited condensed consolidated financial statements.

CIPHERGEN BIOSYSTEMS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2002

NOTE 1.  ORGANIZATION AND BASIS OF PRESENTATION

Ciphergen Biosystems, Inc. (the “Company” or “Ciphergen”), reincorporated in the State of Delaware on June 21, 2000, develops, manufactures and sells ProteinChip® Systems, which consist of consumable ProteinChip Arrays, ProteinChip Readers and ProteinChip Software for life science researchers. These products are sold primarily to biologists at pharmaceutical and biotechnology companies, and academic and government research laboratories. The Company also provides research services through its Biomarker Centers™, and chromatography sorbents used for protein purification.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the interim periods shown herein are not necessarily indicative of operating results for the entire year.

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions have been eliminated in consolidation. The Company reports its minority ownership interest in Ciphergen Biosystems K.K., a joint venture in Japan, using the equity method of accounting.

This unaudited financial data should be read in conjunction with the consolidated financial statements and footnotes contained in the Company’s Form 10-K filed on April 1, 2002.

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS

In October 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 144 ("FAS 144"), “Accounting for the Impairment or Disposal of Long-Lived Assets.” FAS 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. Ciphergen adopted the provisions of FAS 144 on January 1, 2002. The adoption of this standard had no effect on the Company’s financial position, results of operations or cash flows.

In June 2002, the FASB issued Statement No. 146 (“FAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities.”  FAS 146 requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred.  Under previous guidance, certain exit costs were accrued upon management’s commitment to an exit plan, which is generally before an actual liability has been incurred.  FAS 146 is required to be adopted by the Company on January 1, 2003.  The Company does not believe the adoption will have a material effect on its financial position, results of operations or cash flows.

NOTE 3.  GOODWILL AND INTANGIBLE ASSETS

The Company adopted Statement No. 142 ("FAS 142"), "Goodwill and Other Intangible Assets", on January 1, 2002 for all goodwill and intangible assets.  As a result, goodwill is no longer amortized but rather tested for impairment at least annually and whenever circumstances indicate that it may no longer be recoverable.  Upon adoption, the Company performed a transitional goodwill impairment assessment and noted no such impairment of goodwill.  Goodwill and intangible assets consisted of the following (in thousands):

	As of June 30, 2002		As of December 31, 2001
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Non-amortizing:
Goodwill	$2,499	$1,247	$2,501	$1,247
Amortizing:
Acquired completed technology	5,400	707	5,400	321
Patents	400	53	400	24
Total	$8,299	$2,007	$8,301	$1,592

Annual amortization expense for other intangible assets is expected to be approximately $828,000 in 2002 and in each of the following four years, and $1.3 million in total thereafter.  Amortization expense was (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Goodwill	$—	$76	$—	$152
Acquired completed technology	193	—	386	—
Patents	14	—	28	—
Total	$207	$76	$414	$152

Pro forma net loss (in thousands) and pro forma net loss per share, excluding amortization expense for goodwill, were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001

Net loss, as reported	$(7,297)	$(5,814)	$(14,460)	$(11,798)
Add back: goodwill amortization	—	76	—	152
Pro forma net loss	$(7,297)	$(5,738)	$(14,460)	$(11,646)

Basic and diluted net loss per share, as reported	$(0.27)	$(0.22)	$(0.54)	$(0.45)
Add back: goodwill amortization	—	—	—	0.01
Pro forma basic and diluted net loss per share	$(0.27)	$(0.22)	$(0.54)	$(0.44)

NOTE 4.  INVENTORIES

Net inventories consisted of the following (in thousands):

	June 30, 2002	December 31, 2001
Raw materials	$1,312	$1,354
Work in process	1,512	818
Finished goods	1,943	1,717

	$4,767	$3,889

NOTE 5.  COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Net loss	$(7,297)	$(5,814)	$(14,460)	$(11,798)
Other comprehensive income (loss):
Unrealized gains (losses) on investments	(19)	25	(131)	29
Currency translation gains (losses)	415	(39)	361	(82)
Other comprehensive gain (loss)	396	(14)	230	(53)
Total comprehensive loss	$(6,901)	$(5,828)	$(14,230)	$(11,851)

NOTE 6.  NET LOSS PER SHARE

Basic net loss per share is calculated using the weighted average number of common shares outstanding during the period. Because the Company is in a net loss position, diluted earnings per share is calculated using the weighted average number of common shares outstanding and excludes the effects of potential common shares that are antidilutive. Potential common shares include common stock subject to repurchase, common stock issuable under the Company’s 2000 Employee Stock Purchase Plan, and incremental shares of common stock issuable upon the exercise of outstanding stock options and warrants. Had the Company been profitable, diluted earnings per share would have included the shares used in the computation of basic net loss per share as well as an additional 3.3 million and 2.6 million shares at June 30, 2002 and 2001, respectively, related to potential common shares not included below.

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Numerator:
Net loss	$(7,297)	$(5,814)	$(14,460)	$(11,798)
Denominator:
Weighted average common shares outstanding	27,121	26,833	27,089	26,811
Weighted average unvested common shares subject to repurchase	(223)	(404)	(243)	(433)

Denominator for basic and diluted calculations	26,898	26,429	26,846	26,378

Basic and diluted net loss per share	$(0.27)	$(0.22)	$(0.54)	$(0.45)

NOTE 7.

COMMITMENTS

In 1999, the Company and Sumitomo Corporation formed Ciphergen Biosystems K.K. (the “Joint Venture”), to distribute the Company’s products in Japan.  Ciphergen invested $315,000 for 30% ownership of the Joint Venture.  Sumitomo is obligated to provide or arrange for working capital for the Joint Venture so long as it retains majority control.  Ciphergen has the right to purchase an additional 40% ownership, giving it majority control, as early as 2002, at a price which is based on a predetermined formula.  On March 29, 2002, the Company notified Sumitomo that it intends to exercise its option to purchase the additional 40% ownership.  The total cost is expected to be approximately $420,000.  Ciphergen anticipates that it will conclude the transaction during the third quarter of 2002, at which time it will be required to repay the working capital financing of the Joint Venture, estimated to be $4.3 million, and arrange for future working capital financing.  Sumitomo currently receives payments from the Joint Venture equal to 20% of the list price of the Company’s products sold by the Joint Venture in exchange for providing support services to the Joint Venture.  These payments will cease upon Ciphergen taking majority control of the Joint Venture.

In each of the years ended December 31, 2001 and 2000, the Company recorded revenue in the amount of $1.0 million on sales to the Joint Venture.  Approximately 5% of the Company’s revenues for the first six months of 2002 were from sales to the Joint Venture.  Additionally, in each of those years the Company recorded approximately $31,000 of other income for services performed for the Joint Venture under its distribution and marketing agreement.

The Company also recorded its 30% share of the loss incurred by the Joint Venture, totaling $12,000 in 2001 and $144,000 in 2000, as equity in net loss of Joint Venture.  The Company’s share of the Joint Venture’s net loss was an additional $135,000 for 2001 and $32,000 for the first six months of 2002, but since the Company is limited to its cost basis for recording losses from the Joint Venture, such losses were not recorded in 2001 or in the first six months of 2002.

For each of the years ended December 31, 2001 and 2000, the Joint Venture recorded revenue of $2.4 million.  During these same periods, it recorded net losses of $491,000 and $480,000, respectively.  The Joint Venture also recorded revenue of $1.7 million and losses of $106,000 for the first six months of 2002.  The Company anticipates that the Joint Venture will continue to incur net losses and will continue to experience negative cash flows from operations for the foreseeable future.  At June 30, 2002, total net assets of the Joint Venture, excluding working capital loans from Sumitomo, were approximately $3.4 million, consisting primarily of accounts receivable, and demonstration and laboratory equipment.

CONTINGENCIES

The Company is currently party to three legal proceedings.

(1)         Ciphergen Biosystems, Inc., Ciphergen Technologies, Inc. and IllumeSys Pacific, Inc. v. Molecular Analytical Systems, Inc., LumiCyte, Inc. and T. William Hutchens. On July 12, 2000, the Company filed a lawsuit in the Superior Court of the State of California against Molecular Analytical Systems, Inc. (“MAS”) and LumiCyte, Inc. (“LumiCyte”) requesting a declaration of the Company’s rights, including that Ciphergen has the right to sell information and service products, and requesting a preliminary injunction preventing MAS from terminating the sublicense agreements. In October 2000, the Company made additional claims against MAS and LumiCyte, and added T. William Hutchens as an individual defendant. Dr. Hutchens is the Chief Executive Officer of both MAS and LumiCyte, as well as a former officer and director of Ciphergen. He is presently the beneficial owner of less than 10% of the Company’s outstanding common stock. Ciphergen’s action seeks, among other things, damages and injunctive relief against defendants for unfair competition, misappropriation of trade secrets and breach of contract, as well as an injunction precluding defendants from operating in Ciphergen’s licensed markets. In October 2000, MAS and LumiCyte filed a cross–complaint against Ciphergen, Ciphergen Technologies, Inc. and IllumeSys Pacific, Inc., the three plaintiffs which filed the underlying lawsuit against MAS and LumiCyte described above. The cross–complaint alleges claims for breach of contract, intentional interference with prospective economic advantage, unfair competition, misappropriation of trade secrets and declaratory relief regarding the rights of the parties under the two technology transfer sublicense agreements between MAS and Ciphergen. The cross–complaint also seeks to terminate the sublicense agreements, to obtain injunctive relief, to prevent use of alleged trade secrets of MAS, and damages. Ciphergen and MAS have entered into an agreement that provides that MAS’ license termination notices are suspended pending the conclusion of this lawsuit. In May 2001, the Company amended its complaint and brought additional claims against MAS, LumiCyte and Dr. Hutchens. Trial in this action is scheduled to begin January 21, 2003.

(2)         Molecular Analytical Systems, Inc. v. Ciphergen Biosystems. The proceeding was filed December 9, 1999 in the United States Trademark and Appeal Board. The Company applied for registration of the term “SELDI” as a trademark. MAS has opposed registration of the trademark and is seeking to have the trademark registered in its name instead. The Trademark Trial and Appeal Board has suspended the proceeding until resolution of the lawsuit described above.

(3)         On July 27, 2001, the Company served a demand for arbitration on T. William Hutchens under the July 28, 1998 Stock Exchange Agreement among the Company, Ciphergen Technologies, Inc., Hutchens and others. The demand for arbitration asserts that Dr. Hutchens, who was a selling shareholder of Ciphergen Technologies, made representations and warranties to Ciphergen about the conduct of Ciphergen Technologies’ business and its ownership of assets that are contrary to certain claims asserted in the cross–complaint filed by MAS and LumiCyte and, therefore, that he must pay Ciphergen’s attorneys fees and indemnify Ciphergen for any losses it might incur resulting from filing of the cross–claims, regardless of their merit. The parties have agreed to stay the arbitration until the earlier of September 16, 2002, or the resolution of any of several of plaintiffs’ and cross–complainants’ causes of action.

Although the ultimate outcome of these matters is not presently determinable, management believes that the resolution of all such pending matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

             We have made statements under the captions “Factors That May Affect Our Results,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other sections of this Form 10-Q that are forward-looking statements. You can identify these statements by forward-looking words such as “may”, “will”, “expect”, “intend”, “anticipate”, “believe”, “estimate”, “plan”, “could”, “should”, and “continue” or similar words. These forward-looking statements may also use different phrases. We have based these forward-looking statements on our current expectations and projections about future events. Examples of forward-looking statements include statements about: projections of our future results of operations or of our financial condition; deployment, capabilities and uses of our products; product development and product innovations; the importance of proteomics as a major focus of biology research; the ability of our products to enable proteomics research; the emerging market for process proteomics; the expansion of our product portfolio; increasing the size of our sales and marketing organization; increased activity at our Biomarker Centers™; securing commercial rights to biomarkers discovered at our Biomarker Centers; anticipated trends in our business; revenue growth; expansion plans, including expansion of our proteomics products business; increasing costs, including sales and marketing, research and development, and general and administrative costs; anticipated future losses; expected levels of capital expenditures; the outcome of legal proceedings; the period of time for which our existing financial resources and interest income will be sufficient to enable us to maintain current and planned operations; foreign currency exchange risks and our plans for mitigating such risks; and the market risk of our investments. These statements are subject to risks and uncertainties that could cause actual results to differ materially, including the risks set forth under the caption “Factors That May Affect Our Results” in this Form 10-Q and the similar factors and risks outlined in our other filings with the SEC. We believe it is important to communicate our expectations to our investors. However, there may be events in the future that we are not able to accurately predict or that we do not fully control that could cause actual results to differ materially from those expressed or implied in our forward-looking statements.

OVERVIEW

             We develop, manufacture and sell our ProteinChip® System family of proteomics research equipment, which includes (i) the ProteinChip Biology System, a versatile system for protein analysis consisting of a ProteinChip Reader, ProteinChip Arrays and ProteinChip Software; (ii) the ProteinChip Biomarker System, a system including Biomarker Patterns™ Software for advanced protein expression profiling; (iii) the ProteinChip Tandem MS Interface for advanced identification work using tandem mass spectrometry; (iv) automation accessories such as the Biomek® 2000 Workstation to facilitate sample handling and increase throughput; and (v) associated accessories. These products use patented Surface Enhanced Laser Desorption/Ionization (“SELDI”) technology. In addition, we provide associated SELDI technology contract research services through our Biomarker Centers to foster further adoption of our products and technology as an industry standard and to generate revenue by obtaining some combination of fees and commercial rights related to biomarkers discovered in our Biomarker Centers in consideration for research services. We also develop, manufacture and sell chromatography sorbents for large-scale purification of proteins and are developing novel approaches to address process proteomics, an emerging market driven by pharmaceutical company demand to produce proteins for research, development and therapeutic manufacturing purposes. We market and sell our products primarily to research biologists in pharmaceutical and biotechnology companies, and academic and government research laboratories.

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

             In 1999, we invested $315,000 for 30% ownership of Ciphergen Biosystems K.K., a joint venture we established with Sumitomo Corporation to distribute our products in Japan. We have the right to purchase an additional 40% ownership based on a predetermined formula as early as 2002. We have notified Sumitomo that we intend to exercise our option at this first opportunity. The cost is approximately $420,000.  Once we exercise our purchase option, we will be responsible for repaying working capital financing of the joint venture, estimated to be $4.3 million, and arranging for future working capital financing.

             Ciphergen has offered SELDI-based research services to customers on request as part of its business plan since 1997. During 2000, we began systematically offering such research services to customers generally and have established Biomarker Centers in Fremont, California; Copenhagen, Denmark; and Malvern, Pennsylvania as part of an expanded commitment to the services aspect of Ciphergen's business.

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

             Since 1997, we have used our resources primarily to develop and expand our proprietary ProteinChip Systems and establish a marketing and sales organization for commercialization of our products. In addition, we have used our resources to establish Biomarker Centers to provide research services to our clients and to foster further adoption of our products and technology. We are also developing a chromatography-based protein purification business which was acquired from BioSepra which expands our current proteomics business. Since our inception we have incurred significant losses and as of June 30, 2002, we had an accumulated deficit of $89.2 million.

             We anticipate that our quarterly results of operations will fluctuate for the foreseeable future due to several factors, including market acceptance of current and new products, the length of the sales cycle and timing of significant orders, the timing and results of our research and development efforts, the introduction of new products by our competitors and possible patent or license issues. These factors make accurate prediction of future results of operations difficult or impossible.

             Deferred stock-based compensation for options granted to employees is the difference between the fair value of our common stock on the date such options were granted and their exercise price. Stock-based compensation for options granted to consultants represents the fair value of the equity instruments issued. Stock-based compensation for options granted to consultants is periodically remeasured as the underlying options vest.

             Competition in our existing and potential markets is intense and we expect it to increase. Currently, our principal competition comes from other technologies that are used to perform many of the same functions for which we market our ProteinChip Systems. If we fail to compete effectively with these technologies and products, or if competitors develop significant improvements in protein detection systems or develop systems that are easier to use, our products may not achieve or maintain widespread market acceptance and our sales may not increase or could potentially decrease.

RESULTS OF OPERATIONS

THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2002 AND JUNE 30, 2001

             PRODUCT REVENUE.  Product revenue for the second quarter of 2002 was $7.8 million, an increase of $4.5 million, or 139%, compared to the second quarter of 2001. The increase was primarily the result of increased unit sales of ProteinChip Systems and Arrays, aided by the continued increase in the size of our sales force, new product offerings and increased market acceptance of SELDI technology, and the inclusion of process chromatography sorbents revenue of $2.2 million due to the BioSepra acquisition.

             Product revenue for the first six months of 2002 was $13.7 million, an increase of $8.2 million, or 147%, compared to the first six months of 2001. The increase was primarily the result of increased unit sales of ProteinChip Systems and Arrays, aided by the continued increase in the size of our sales force, new product offerings and increased market acceptance of SELDI technology, and the inclusion of process chromatography sorbents revenue of $4.0 million due to the BioSepra acquisition.

             SERVICE REVENUE.  Service revenue for the second quarter of 2002 was $858,000, an increase of $460,000, or 116%, compared to the second quarter of 2001. The majority of this increase was driven by increased revenue from maintenance contracts due to our growing customer base.

             Service revenue for the first six months of 2002 was $1.8 million, an increase of $1.0 million, or 119%, compared to the first six months of 2001. The majority of this increase was driven by increased revenue from maintenance contracts due to our growing customer base.

COST OF PRODUCT REVENUE. Cost of product revenue for the second quarter of 2002 was $2.5 million, an increase of $1.5 million, or 147%, compared to the second quarter of 2001. This increase resulted from an increase in unit sales of our ProteinChip Systems and Arrays, as well as increased cost of product revenue due to the inclusion of BioSepra. From second quarter of 2001 to second quarter of 2002, the gross margin for product revenue decreased from 69% to 68%.  This decrease was due to the inclusion of BioSepra, which had a lower gross margin. Excluding the impact from the inclusion of BioSepra, the gross margin for product revenue in the second quarter of 2002 was the same as the second quarter of 2001. Stock-based compensation expense in cost of product revenue was $33,000 in the second quarter of 2002 compared to $56,000 in the same period of 2001.

Cost of product revenue for the first six months of 2002 was $4.6 million, an increase of $2.7 million, or 140%, compared to the first six months of 2001. This increase resulted from an increase in unit sales of our ProteinChip Systems and Arrays, as well as increased cost of product revenue due to the inclusion of BioSepra. The gross margin for product revenue increased from 66% to 67%.  This improvement was largely due to manufacturing efficiencies as unit volumes of ProteinChip Systems and Arrays increased, partially offset by the inclusion of BioSepra, which had a lower gross margin. Stock-based compensation expense in cost of product revenue was $66,000 in the first six months of 2002 compared to $128,000 in the same period of 2001.

COST OF SERVICE REVENUE.  Cost of service revenue for the second quarter of 2002 was $387,000, an increase of $358,000 compared to the second quarter of 2001. This increase was due to increased field service costs to provide service for a greater number of maintenance contracts.  For example, the number of field service personnel we employed grew by more than 60% from the end of the second quarter of 2001 to the end of the second quarter of 2002.  The gross margin for service revenue decreased from 93% to 55% primarily due to the increase in staffing needed to expand the capacities and capabilities of our field service force.

Cost of service revenue for the first six months of 2002 was $782,000, an increase of $661,000, or 546%, compared to the first six months of 2001. This increase was due to increased field service costs to provide service for a greater number of maintenance contracts and increased collaboration expenses at our Biomarker Centers.  The gross margin for service revenue decreased from 85% to 56% primarily due to the increase in staffing needed to expand the capacities and capabilities of our field service force.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses for the second quarter of 2002 were $4.7 million, an increase of $1.7 million, or 56%, compared to the second quarter of 2001. The increase was primarily due to a 68% increase in headcount, exclusive of the BioSepra acquisition, thereby increasing payroll costs approximately $1.1 million, and the expansion of our Biomarker Center activities.  The inclusion of BioSepra also added to our research and development expenses. These increases were partially offset by a decline of $245,000 in stock-based compensation expense. Stock-based compensation expense in research and development was a credit of $208,000 in the second quarter of 2002, compared to $37,000 of expense in the same quarter of 2001.  Stock-based compensation expense was reversed in the second quarter of 2002 largely due to the cancellation of stock options for a consultant whose service to the Company ended during the quarter.

Research and development expenses for the first six months of 2002 were $8.6 million, an increase of $3.0 million, or 53%, compared to the first six months of 2001. The increase was primarily due to a 68% increase in headcount, exclusive of the BioSepra acquisition, thereby increasing payroll costs approximately $1.9 million, and the expansion of our Biomarker Center activities.  The inclusion of BioSepra also added to our research and development expenses. These increases were partially offset by a decline of $381,000 in stock-based compensation expense. Stock-based compensation expense in research and development was a credit of $126,000 in the first six months of 2002, compared to $255,000 of expense in the same period of 2001.  Stock-based compensation expense was reversed in the first six months of 2002 largely due to the cancellation of stock options for a consultant whose service to the Company ended during the period.

We expect research and development expenses, exclusive of stock-based compensation, to increase in 2002 relative to 2001 as we develop new instruments, chip surfaces and sorbents, and as we increase activities through our Biomarker Centers to discover, validate and patent biomarkers.

SALES AND MARKETING EXPENSES. Sales and marketing expenses in the second quarter of 2002 were $5.1 million, an increase of $1.8 million, or 52%, compared to the second quarter of 2001. This increase was largely due to a 26% increase in the sales and marketing staff, exclusive of the BioSepra acquisition, thereby increasing payroll costs approximately $0.6 million, and an increase in promotional activities. The inclusion of BioSepra also added to our sales and marketing expenses. These increases were partially offset by a decline of $200,000 in stock-based compensation expense. Stock-based compensation expense in sales and marketing was $49,000 in the second quarter of 2002 compared to $249,000 in the same quarter of 2001.

Sales and marketing expenses in the first six months of 2002 were $9.9 million, an increase of $3.5 million, or 55%, compared to the first six months of 2001. This increase was largely due to higher payroll-related costs as a result of a 26% increase in the sales and marketing staff, exclusive of the BioSepra acquisition, thereby increasing payroll costs approximately $1.2 million, and an increase in promotional activities. The inclusion of BioSepra also added to our sales and marketing expenses. These increases were partially offset by a decline of $336,000 in stock-based compensation expense. Stock-based compensation expense in sales and marketing was $211,000 in the first six months of 2002 compared to $547,000 in the same period of 2001.

We expect sales and marketing expenses, exclusive of stock-based compensation, to increase in 2002 relative to 2001 as we continue to grow our sales force and increase our promotional activities.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses in the second quarter of 2002 were $3.3 million, an increase of $0.2 million, or 8%, compared to the second quarter of 2001.  This increase was largely driven by higher legal fees, and by a 53% increase in the administrative staff, exclusive of the BioSepra acquisition, thereby increasing payroll and recruiting costs approximately $0.2 million.  The inclusion of BioSepra also added to our general and administrative expenses. These increases were largely offset by a decrease in stock-based compensation expense. Stock-based compensation expense was $397,000 in the second quarter of 2002 compared to $714,000 in the same quarter of 2001.

General and administrative expenses in the first six months of 2002 were $6.3 million, a decrease of $0.1 million, or 2%, compared to the same period in 2001.  This decrease was largely due to lower stock-based compensation.  Stock-based compensation expense was $871,000 in the first six months of 2002, a decrease of $795,000 from the same period of 2001. The decrease in stock-based compensation expense was largely offset by a 53% increase in the administrative staff, exclusive of the BioSepra acquisition, thereby increasing payroll and recruiting costs approximately $0.4 million.  The inclusion of BioSepra also added to our general and administrative expenses.

We expect general and administrative expenses, exclusive of stock-based compensation, to increase in 2002 relative to 2001 as we add necessary infrastructure to support increased activity levels.

AMORTIZATION OF INTANGIBLE ASSETS.  Amortization of intangible assets during the second quarter of 2002 was $207,000, an increase of $131,000, or 172%, compared to the second quarter of 2001.  This increase was due to the amortization of acquired completed technology and patents related to our acquisition of BioSepra.  These are being amortized over their estimated useful lives of seven years using the straight-line method.  Also, we adopted FAS 142 on January 1, 2002, and therefore the amortization of goodwill recorded for earlier business combinations ceased upon the adoption date.

Amortization of intangible assets during the first six months of 2002 was $414,000, an increase of $262,000, or 172%, compared to the first six months of 2001.  This increase was due to the amortization of acquired completed technology and patents related to our acquisition of BioSepra.  Also, we adopted FAS 142 on January 1, 2002, and therefore the amortization of goodwill recorded for earlier business combinations ceased upon the adoption date.

             INTEREST AND OTHER INCOME (EXPENSE), NET. Interest income in the second quarter of 2002 was $408,000 compared to $1.1 million in the same quarter of 2001. The decrease was due to smaller average investment balances and lower interest rates.  Interest expense of $36,000 for the second quarter of 2002 was an increase of approximately $10,000 from the same quarter of 2001. This increase was largely due to the inclusion of debt associated with BioSepra.

             Interest income in the first six months of 2002 was $881,000 compared to $2.6 million in the first six months of 2001. The decrease was due to smaller average investment balances and lower interest rates.  Interest expense of $78,000 for the first six months of 2002 was an increase of approximately $22,000 from the same period of 2001. This increase was largely due to the inclusion of debt associated with BioSepra. In the first six months of 2002, we recorded no gain or loss from our equity investment in our Japanese joint venture, compared to a $12,000 loss in the corresponding period of 2001.

             PROVISION FOR INCOME TAX. The provision for income tax in the second quarter of 2002 was $92,000, compared to $0 in the same quarter of 2001, and consisted entirely of current taxes accrued on the profits of our foreign operations. This increase was mainly due to the inclusion of BioSepra.

             The provision for income tax in the first six months of 2002 was $109,000, compared to $0 in the same period of 2001, and consisted entirely of current taxes accrued on the profits of our foreign operations. This increase was mainly due to the inclusion of BioSepra.

LIQUIDITY AND CAPITAL RESOURCES

             From our inception through June 30, 2002, we have financed our operations principally with $53.0 million from the sales of products and services to customers and with equity financings totaling $157.0 million. This includes the $101.2 million initial public offering in September 2000. Cash, cash equivalents and investments in securities at June 30, 2002 were $63.7 million compared to $77.1 million at December 31, 2001. Working capital at June 30, 2002 was $65.7 million, compared to $70.9 million at December 31, 2001.  Long-term debt and capital lease balances at June 30, 2002 were $2.6 million, nearly unchanged from December 31, 2001.

             Net cash used in operating activities was $11.6 million in the first six months of 2002, which was primarily the result of net losses from operations of $14.5 million, reduced for non-cash charges of $1.0 million for amortization of deferred stock-based compensation and $1.7 million for depreciation and amortization.  We expect net cash used in operating activities to increase in 2002 relative to 2001, as we continue to expand our operating activities.  We believe that current cash resources will be sufficient to maintain current and planned operations at least through the end of 2003.

             Net cash provided by investing activities was $9.1 million in the first six months of 2002, which consisted of net maturities of investment securities of $11.2 million, partly offset by property and equipment purchases of $2.0 million. We expect to acquire additional capital equipment on an ongoing basis as we add staff, increase capacity and improve capabilities. We anticipate capital expenditures of approximately $5.0 to $6.0 million for the entire year in 2002. It is our current intention to exercise our option to acquire an additional 40% of Ciphergen Biosystems K.K. in 2002 at a price of approximately $420,000. In addition, at that point we will become responsible for repaying the debt of Ciphergen Biosystems K.K., which is estimated to be approximately $4.3 million.

             Net cash provided by financing activities was $111,000 in the first six months of 2002, which resulted from the issuance of common stock under our stock option and employee stock purchase plans of $409,000, offset by repayments of long-term debt and capital lease obligations.

Ciphergen currently expects to fund expenditures for capital requirements as well as liquidity needs from a combination of available cash and marketable securities balances.  We may be required to raise additional capital through a variety of resources, including the public equity market, private financings, collaborative arrangements and debt. If additional capital is raised through the issuance of equity or securities convertible into equity, our stockholders may experience dilution, and such securities may have rights, preferences or privileges senior to those of the holders of our common stock.  Additional financing may not be available to us on favorable terms, if at all. If we are unable to obtain financing, or to obtain it on acceptable terms, we may be unable to execute our business plan.

FACTORS THAT MAY AFFECT OUR RESULTS

We expect to continue to incur net losses in the foreseeable future. If we are unable to significantly increase our revenues, we may never achieve profitability.

             From our inception in December 1993 through June 30, 2002, we have generated cumulative revenue of approximately $53.0 million and have incurred net losses of approximately $89.2 million. We have experienced significant operating losses each year since our inception and expect these losses to continue for the next several years. For example, we experienced net losses of approximately $25.8 million in 2001, $20.3 million in 2000 and $8.0 million in 1999. Our losses have resulted principally from costs incurred in research and development, sales and marketing, and general and administrative costs associated with our operations. These costs have exceeded our revenue which, to date, has been generated principally from product sales. We expect to incur additional operating losses and these losses may be substantial as a result of increases in expenses for manufacturing, marketing and sales, research and product development, and general and administrative costs. We may never achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

If we are unable to establish the utility of our products, our products and services will not achieve widespread market acceptance.

             The commercial success of our ProteinChip Systems will depend upon further validating their utility for important biological applications and increasing their market acceptance by researchers in pharmaceutical and biotechnology companies, academic and government research centers and clinical reference laboratories. If the effectiveness of our ProteinChip Systems in providing commercially useful protein information proves to be not equal to or better than current technologies, we may not gain or maintain market acceptance of our products, and the likelihood that we will ever achieve profitability would be reduced.

If we are unable to further attract clients for our Biomarker Centers, we may not be successful in furthering adoption of our products and technology and achieving profitability.

             An element of our business strategy is to establish Biomarker Centers in part through partnerships with academic and government research centers and in part with pharmaceutical and biotechnology companies. Although we are currently in negotiation with potential partners and clients, to date we have entered into only a small number of such arrangements. Failure to achieve success in such arrangements and enter into additional arrangements could limit adoption of our products and prevent us from achieving profitability.

If we fail to continue to successfully develop and commercialize our products, our revenue will not increase and we will not achieve profitability.

             We began full commercialization of our products in 1999. Our success will depend on our ability to continue to develop and expand commercial sales of our ProteinChip Systems, including our ProteinChip Arrays. We may encounter difficulties in producing our ProteinChip Systems or we may not be able to produce them economically.   We may fail to achieve expected performance levels, or we may have to set prices that are unacceptable to our customers.  We may not be able to successfully develop and commercialize the next generation of our ProteinChip Systems or any other products on a timely basis, achieve anticipated performance levels, gain industry acceptance of such products or develop a profitable business.  We may not be able to successfully develop a profitable chromatography–based protein purification business.

If we are unable to maintain our licensed rights to the SELDI technology, we may lose the right to produce ProteinChip Systems and products based on the SELDI technology and the right to provide services and information related thereto.

             Our commercial success depends on our ability to maintain our sublicenses to the SELDI technology. In July 2000, in response to MAS’ claims that we had materially breached the sublicense agreements to the Baylor patents covering SELDI technology and MAS’ threat to terminate the sublicense agreements, we filed a lawsuit against MAS and LumiCyte requesting a declaration of our rights, including that we have the right to sell information and service products, and requesting a preliminary injunction preventing MAS from terminating the sublicense agreements. In October 2000, we made additional claims against MAS and LumiCyte and added T. William Hutchens as an individual defendant. Dr. Hutchens is the Chief Executive Officer of both MAS and LumiCyte, as well as a former officer and director of Ciphergen. He is presently the beneficial owner of less than 10% of Ciphergen’s outstanding common stock. In October 2000, MAS and LumiCyte filed cross–claims against Ciphergen and its subsidiaries. In May 2000, we amended our complaint and brought additional claims against MAS, LumiCyte and Dr. Hutchens. We believe that our causes of action have merit and we intend to pursue the litigation aggressively. Although we believe that the resolution of the litigation will not harm our ability to continue to pursue our business and strategy, litigation is unpredictable and we may not prevail. The court may determine that LumiCyte or others possess exclusive rights to provide information products and service products that we have offered or may seek to offer as part of our business. The sublicense agreements referred to above provide for termination in the event of material breach. Therefore, if we do not prevail in our cause of action, and if the court determines that we have materially breached the sublicense agreements, there is a risk that the sublicense agreements could be terminated. Substantially all of our revenue is derived from products relying on technology covered by the sublicense agreements. If the agreements were terminated and we were unable to obtain a license to these rights, we would be precluded from selling any SELDI–based products within the scope of the Baylor patents, we would no longer generate revenue from the sale of these products and we would have to revise our business direction and strategy.

If we are unsuccessful in obtaining a federal registration for the SELDI trademark and we are successfully sued for trademark infringement, we may be required to license the mark or change the name of our technology and incur associated costs.

             MAS has opposed our trademark application for the SELDI mark on the basis of alleged earlier use of SELDI. The outcome of that opposition remains pending. As a result, we may not be successful in obtaining a federal registration for the mark and may be sued by MAS for trademark infringement based on MAS’ claimed prior use rights to the SELDI mark. If MAS is successful, we will have to license rights to the mark or not use the name, and we will be subjected to costs and damages.

We may not be able to further realize the benefits of our acquisition of BioSepra. Our business could be adversely affected as a result of the 2001 acquisition.

             We acquired the BioSepra process chromatography business from Invitrogen Corporation on July 31, 2001. This transaction may not be as beneficial to Ciphergen as we expect. We may encounter risks to our business during the continued integration of BioSepra, including:

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

•            adverse effects on existing business relationships with BioSepra’s customers; and

•            inability to retain key employees of BioSepra  into the future.

             Even with the investment of significant time and resources, the acquisition may not produce the further revenues, earnings or business synergies that Ciphergen anticipates. While the market is large and growing for chromatographic processes, BioSepra business prospects may choose to remain with the entrenched suppliers they currently use. BioSepra will need to develop new processes and attempt to replace entrenched suppliers by offering superior products. Customers having to separate proteins have traditionally been slow to adopt new technologies, even when those new technologies offer considerable advantages over existing, proven approaches. Even if BioSepra chromatography products and services are more efficient and of higher quality than alternatives, conservative customers may favor established products and companies. If we fail to integrate the acquired BioSepra business effectively or if key employees of that business leave, the anticipated benefits of the acquisition would be jeopardized. The loss of time, capital, management and other resources spent on an acquisition that fails to meet our expectations could cause our business and financial condition to be materially and adversely affected. In addition, acquisitions can involve non-recurring charges and amortization of significant amounts of intangible assets that could adversely affect our results of operations.

If we are unable to reduce our lengthy sales cycle, our ability to become profitable will be harmed.

             Our ability to obtain customers for our products depends in significant part upon the perception that our products and services can help enable protein biomarker discovery, characterization and assay development. The time period between our initial contact with a potential customer and our receipt of a binding purchase order is typically between a few weeks to a year or more. Our sales effort requires the effective demonstration of the benefits of our products and may require significant training, sometimes of many different departments within a potential customer. These departments often include research and development personnel and key management. In addition, we may be required to negotiate agreements containing terms unique to each customer. We may expend substantial funds and management effort in closing sales and may not be able to successfully sell enough of our products or services in a short enough time to achieve profitability.

We may need to raise additional capital in the future, and if we are unable to secure adequate funds on terms acceptable to us, we may be unable to execute our business plan.

             We currently believe that current cash resources will be sufficient to meet our anticipated financial needs at least through the end of 2003. However, we may need to raise additional capital sooner in order to develop new or enhanced products or services, increase our Biomarker Center activities undertaken for our own account, or acquire complementary products, businesses or technologies to respond to competitive pressures. In the event that we require additional funding at any point in the future, we will seek to raise such additional funding from outside sources, including the public equity market, private financings, collaborative arrangements and debt. If additional capital is raised through the issuance of equity or securities convertible into equity, our stockholders may experience dilution, and such securities may have rights, preferences or privileges senior to those of the holders of our common stock. Additional financing may not be available to us on favorable terms, if at all. If we are unable to obtain financing, or to obtain it on acceptable terms, we may be unable to successfully execute our business plan.

If we are unable to provide our customers with software that enables the integration and analysis of large volumes of data, the acceptance and use of our products may be limited.

             The successful commercial research application of our products requires that our products enable researchers to process and analyze large volumes of data and to integrate the results into other phases of  research. The nature of our software enables a level of integration and analysis that is adequate for many projects. However, if we do not continue to develop and improve the capabilities of our ProteinChip Software or related programs to perform more complex analyses of customer samples and to meet increasing customer expectations, our products may not gain or maintain market acceptance, we may lose our current customers and we may be unable to develop a profitable business.

If we do not effectively manage growth, management attention could be diverted and our ability to increase revenues and profitability could be harmed.

             We are rapidly and significantly expanding our operations.  This expansion is placing a significant strain on our financial, managerial and operational resources. For example, we have recently increased our worldwide sales force, research and development groups and other personnel significantly, with plans for further expansion, and have established additional Biomarker Centers with plans to expand their scope of activity as well. These changes could divert management attention or otherwise disrupt our operations. In order to achieve and manage this growth effectively, we must continue to improve and expand our operational and financial management capabilities and resources. Moreover, we will need to effectively train, integrate, motivate and retain our employees. Our failure to manage our growth effectively could damage our ability to increase revenue and become profitable.

Because our business is highly dependent on key executives and scientists, our inability to recruit and retain these people could hinder our business expansion plans.

             Ciphergen is highly dependent on its executive officers and its senior scientists and engineers. Our product development and marketing efforts will be delayed or curtailed if we lose the services of any of these people. Furthermore, to expand our research, product development and sales efforts, we need additional people skilled in areas such as bioinformatics, biochemistry, information services, manufacturing, sales, marketing and technical support. Competition for qualified employees is intense. We will not be able to expand our business if we are unable to hire, train and retain a sufficient number of qualified employees.

If we are unable to successfully expand our limited manufacturing capacity for ProteinChip Readers and Arrays, we may encounter manufacturing and quality control problems as we grow.

             We currently have only one manufacturing facility at which we produce limited quantities of our ProteinChip Arrays and ProteinChip Readers. Some aspects of our manufacturing processes may not be easily scalable to allow for production of our ProteinChip Arrays or ProteinChip Readers in larger volumes, resulting in higher than anticipated material, labor and overhead costs per unit. As a result, manufacturing and quality control problems may arise as we increase our level of production. We may not be able to increase our manufacturing capacity in a timely and cost-effective manner and we may experience delays in manufacturing new products. If we are unable to consistently manufacture our ProteinChip Arrays and ProteinChip Readers on a timely basis because of these factors or other problems, we will not be able to meet anticipated demand. As a result, we may lose sales and fail to generate increased revenue and become profitable.

We face intense competition in our current and potential markets and if our competitors develop new technologies or products, our products may not achieve widespread market acceptance and may fail to capture significant market share.

             Competition in our existing and potential markets is intense and we expect it to increase. Currently, our principal competition comes from other technologies that are used to perform many of the same functions for which we market our ProteinChip Systems. The major technologies that compete with our ProteinChip Systems are liquid chromatography-mass spectrometry and 2D-gel electrophoresis-mass spectrometry. In the life science research market, protein research tools and services are currently provided by a number of companies. In the large-scale chromatography market, there are several larger direct competitors. In many instances, Ciphergen’s competitors may have substantially greater financial, technical, research and other resources and larger, more established marketing, sales, distribution and service organizations. Additionally, our potential customers may internally develop competing technologies. If we fail to compete effectively with these technologies and products, or if competitors develop significant improvements in protein detection systems or develop systems that are easier to use, our products may not achieve widespread market acceptance and our sales may decrease.

If the government invokes its license to the SELDI technology or grants a license to the SELDI technology to others, it may harm our business.

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

             Our commercial success depends in part on our ability to maintain and enforce our proprietary rights. We rely on a combination of ownership and/or licensed rights in patents, trademarks, copyrights and trade secrets to protect our technology and brand. In addition to our licensed SELDI technology, we also have submitted patent applications directed at subsequent technological improvements and application of the SELDI technology. Our patent applications may not result in additional patents.

             If competitors engage in activities that infringe our proprietary rights, our management’s focus will be diverted and we may incur significant costs in asserting our rights. We also may not be successful in asserting our proprietary rights in such an instance.  For example, our patents or licenses thereto may be held invalid or a court may hold that a competitor is not infringing our rights, either of which outcome would harm our competitive position. Furthermore, we cannot be sure that competitors will not design around our patented technology.

             We also rely upon the skills, knowledge and experience of our technical personnel. To help protect our rights, we require all employees and consultants to enter into agreements that prohibit the disclosure of confidential information and set forth the proprietary rights of Ciphergen in intellectual property produced by such employees and consultants. These agreements may not provide adequate protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use or disclosure.

If others successfully assert their proprietary rights against us, we may be precluded from making and selling our products or we may be required to obtain licenses to use their technology.

             Our success also depends on avoiding infringing on the proprietary technologies of others. We are aware of third parties whose businesses involve the use of biochips or mass spectrometry for the analysis of proteins and DNA and third parties whose businesses involve providing chromatography sorbents and media. Certain of these parties have issued patents or pending patent applications on technology that they might assert against us. If they successfully make such assertions, we may be required to obtain licenses to use their technology and such licenses may not be available on commercially reasonable terms, if at all. We may incur substantial costs defending ourselves in lawsuits against charges of patent infringement or other allegedly unlawful use of another’s proprietary technology. Any such lawsuit may not be decided in our favor, and if we are found liable, we may be subject to monetary damages or an injunction against using the technology in question.

We rely on single-source suppliers for many components of our ProteinChip Systems and chromatography sorbents, and if we are unable to obtain raw materials, we would be harmed and our operating results would suffer.

             We depend on many single–source suppliers for the necessary materials and components required to manufacture our products. Because of the limited quantities of products manufactured at this stage of our development, qualifying and maintaining alternate vendors is not economically feasible for most components of our ProteinChip Readers and Arrays, as well as certain of our chromatography sorbents. We have occasionally experienced delays in receiving raw materials, resulting in manufacturing delays. If we are unable to procure the necessary materials and components from our current vendors, we will have to arrange new sources of supply, and our materials and components shipments could be delayed, harming our ability to manufacture our ProteinChip Readers and Arrays and chromatography sorbents, and our ability to sustain or increase revenue could be harmed. Also as a result, our costs could increase and our profitability could be harmed.

If there are reductions in research funding, the ability of our existing and prospective research customers to purchase our products could be seriously harmed.

             A significant portion of our products for research use is likely to be sold to universities, government research laboratories, private foundations and other institutions where funding is dependent upon grants from government agencies, such as the National Institutes of Health. U.S. government funding for research and development has fluctuated significantly in the past due to changes in congressional appropriations. Research funding by the U.S. government or the governments in other countries may also be significantly reduced in the future. Any such reduction may seriously harm the ability of our existing and prospective research customers to purchase our products or services, or increase the number of ProteinChip Arrays used. Limitations in funding for the commercial sector, such as biotechnology and pharmaceutical companies that are the potential customers for our products and services, and general cost containment pressures for biomedical research may also limit our ability to sell our products.

Consolidation in the pharmaceutical and biotechnology industries may reduce the size of our target market and cause a decrease in our revenue.

             Consolidation in the pharmaceutical and biotechnology industries is generally expected to occur. Planned or future consolidation among our current and potential customers could decrease or slow sales of our technology and reduce the size of the markets that our products target. Any such consolidation could limit the market for our products and seriously harm our ability to achieve or sustain profitability.

Our stock price has been highly volatile, and your investment could suffer a decline in value.

             The trading price of our common stock has been highly volatile and could continue to be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:

•	actual or anticipated variations in quarterly operating results;

•	failure to achieve, or changes in, financial estimates by securities analysts;

•	announcements of new products, services or technological innovations by us or our competitors;

•	conditions or trends in the pharmaceutical, biotechnology and life science industries;

•	announcements by us of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	additions or departures of key personnel;

•	sales of our common stock;

•	developments regarding our patents or other intellectual property or that of our competitors; and

•	developments in the application or interpretation of new or existing accounting pronouncements and reporting obligations.

             In addition, the stock market in general, and the Nasdaq National Market and the market for technology companies in particular, have experienced significant price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Further, there has been particular volatility in the market prices of securities of life science companies. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been initiated. A securities class action suit against us could result in substantial costs, potential liabilities and the diversion of management’s attention and resources.

There may not be an active, liquid trading market for our common stock.

             There is no guarantee that an active trading market for our common stock will be maintained on the Nasdaq Stock Market’s National Market. Investors may not be able to sell their shares quickly or at the latest market price if trading in our stock is not active.

Anti-takeover provisions in our charter, bylaws and Stockholder Rights Plan and under Delaware law could make a third party acquisition of us difficult.

             Our certificate of incorporation, bylaws and Stockholder Rights Plan contain provisions that could make it more difficult for a third party to acquire us, even if doing so might be deemed beneficial by our stockholders. These provisions could limit the price that investors might be willing to pay in the future for shares of our common stock. We are also subject to certain provisions of Delaware law that could delay, deter or prevent a change in control of Ciphergen.

             Specifically, the rights issued pursuant to our Stockholder Rights Plan will become exercisable the tenth day after any person or group announces acquisition of 15% or more of Ciphergen common stock or announces commencement of a tender or exchange offer the consummation of which would result in ownership by the person or group of 15% or more of Ciphergen common stock. If the rights become exercisable, the holders of the rights (those other than the person acquiring 15% or more of our common stock) will be entitled to acquire in exchange for the rights’ exercise price, shares of Ciphergen common stock or shares of any company in which we are merged, with a value equal to twice the rights’ exercise price.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

             The following discussion about our market risk disclosure involves forward-looking statements. We are exposed to market risk related mainly to changes in interest rates. We do not invest in derivative financial instruments.

INTEREST RATE SENSITIVITY

             The fair value of Ciphergen’s investments in marketable securities at June 30, 2002 was $17.5 million with a weighted-average maturity of 145 days and a weighted-average interest rate of 3.94%

             The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. We plan to ensure the safety and preservation of our invested principal funds by limiting default risks, market risk and reinvestment risk. To achieve these objectives, we maintain our portfolio of cash equivalents, short-term investments and long-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities, and, by policy, restrict our exposure to any single corporate issuer by imposing concentration limits. We mitigate default risk by investing only in high credit-quality securities.

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

FOREIGN CURRENCY EXCHANGE RISK

             Most of our revenue is realized in U.S. dollars. However, a portion of our revenue from chromatography sorbents is realized in euros.  In addition, all the revenue of our Japanese joint venture is realized in Japanese yen.  As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets.  Because most of our revenue is currently denominated in U.S. dollars, an increase in the value of the U.S. dollar relative to foreign currencies could make our products less competitive in foreign markets.

             Our European subsidiaries’ accounts are translated from the local currency to the U.S. dollar using the current exchange rate in effect at the balance sheet date for balance sheet accounts, and using the average exchange rate during the period for revenues and expense accounts. The effects of translation are recorded as a separate component of stockholders’ equity.  The net tangible assets of our non-U.S. operations, excluding intercompany debt, were $8.5 million at June 30, 2002.

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

             The countries of the European Union have adopted a single currency, the “euro.” The euro came into existence on January 1, 2000, and during the transition period following its introduction, countries were allowed to transact business both in the euro and in their own currencies at fixed exchange rates. On January 1, 2002, the euro became the only currency in Economic and Monetary Union countries. A significant portion of our business is conducted in Europe. The adoption of the euro did not have a material effect on our business, results of operations, consolidated financial position or liquidity.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

             We are currently party to three legal proceedings.

             (1)         Ciphergen Biosystems, Inc., Ciphergen Technologies, Inc. and IllumeSys Pacific, Inc. v. Molecular Analytical Systems, Inc., LumiCyte, Inc. and T. William Hutchens. On July 12, 2000, we filed a lawsuit in the Superior Court of the State of California against Molecular Analytical Systems, Inc. (“MAS”) and LumiCyte, Inc. (“LumiCyte”) requesting a declaration of our rights, including that Ciphergen has the right to sell information and service products, and requesting a preliminary injunction preventing MAS from terminating the sublicense agreements. In October 2000, we made additional claims against MAS and LumiCyte, and added T. William Hutchens as an individual defendant. Dr. Hutchens is the Chief Executive Officer of both MAS and LumiCyte, as well as a former officer and director of Ciphergen. He is presently the beneficial owner of less than 10% of Ciphergen’s outstanding common stock. Ciphergen’s action seeks, among other things, damages and injunctive relief against defendants for unfair competition, misappropriation of trade secrets, and breach of contract, as well as an injunction precluding defendants from operating in Ciphergen’s licensed markets. In October 2000, MAS and LumiCyte filed a cross–complaint against Ciphergen, Ciphergen Technologies, Inc. and IllumeSys Pacific, Inc., the three plaintiffs which filed the underlying lawsuit against MAS and LumiCyte described above. The cross–complaint alleges claims for breach of contract, intentional interference with prospective economic advantage, unfair competition, misappropriation of trade secrets and declaratory relief regarding the rights of the parties under the two technology transfer sublicense agreements between MAS and Ciphergen. The cross–complaint also seeks to terminate the sublicense agreements, to obtain injunctive relief, to prevent use of alleged trade secrets of MAS, and damages. Ciphergen and MAS have entered into an agreement that provides that MAS’ license termination notices are suspended pending the conclusion of this lawsuit. In May, 2001, we amended our complaint and brought additional claims against MAS, LumiCyte and Dr. Hutchens. Trial in this action is scheduled to begin January 21, 2003.

             (2)         Molecular Analytical Systems, Inc. v. Ciphergen Biosystems. The proceeding was filed December 9, 1999 in the United States Trademark and Appeal Board. We applied for registration of the term “SELDI” as a trademark. MAS has opposed registration of the trademark and is seeking to have the trademark registered in its name instead. The Trademark Trial and Appeal Board has suspended the proceeding until resolution of the lawsuit described above.

             (3)         On July 27, 2001, we served a demand for arbitration on T. William Hutchens under the July 28, 1998 Stock Exchange Agreement among Ciphergen, Ciphergen Technologies, Inc., Hutchens and others. The demand for arbitration asserts that Dr. Hutchens, who was a selling shareholder of Ciphergen Technologies, made representations and warranties to Ciphergen about the conduct of Ciphergen Technologies’ business and its ownership of assets that are contrary to certain claims asserted in the cross–complaint filed by MAS and LumiCyte and, therefore, that he must pay Ciphergen’s attorneys fees and indemnify Ciphergen for any losses it might incur resulting from filing of the cross–claims, regardless of their merit. The parties have agreed to stay the arbitration until the earlier of September 16, 2002, or the resolution of any of several of plaintiffs’ and cross–complainants’ causes of action.

             Although the ultimate outcome of these matters is not presently determinable, management believes that the resolution of all such pending matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows. However, should the outcome of these matters be unfavorable to us, the impact could be material to our business, results of operations, consolidated financial position or liquidity.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             Our Annual Meeting of Stockholders was held on June 6, 2002 in Fremont, California. Of the 27,057,056 shares outstanding as of the record date, 14,973,109 were present or represented by proxy at the meeting. The results of the voting on the matters submitted to the stockholders are as follows:

             1.          To elect two (2) Class II directors to serve until the 2005 Annual Meeting of Stockholders and until their successors are duly elected and qualified.

Name	Votes For	Votes Withheld
John A. Young	14,959,152	13,957
William R. Green	14,957,952	15,157

             2.          To ratify the appointment of PricewaterhouseCoopers LLP as independent auditors of the Company for the fiscal year ending December 31, 2002.

Votes for:	14,966,434
Votes against:	3,210
Votes abstaining:	3,465

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)        The following exhibits have been filed with this report:

3.2*      Amended and Restated Certificate of Incorporation of Registrant

3.4*      Amended and Restated Bylaws of Registrant

4.1*      Form of Registrant’s Common Stock Certificate

4.2**    Preferred Shares Rights Agreement dated March 20, 2002 between Ciphergen Biosystems, Inc. and Continental Stock Transfer & Trust Company

99.1                   Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Incorporated by reference to exhibits (with same exhibit number) to Ciphergen Biosystems’ Registration Statement on Form S-1 (File No. 333-32812) declared effective on September 28, 2000.

**Incorporated by reference to our Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on March 21, 2002.

(b)        Reports on Form 8-K.

None.

SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 14, 2002

CIPHERGEN BIOSYSTEMS, INC.

(Registrant)

/s/ William E. Rich, Ph.D.

William E. Rich
President, Chief Executive Officer and Director
(principal executive officer)

/s/ Matthew J. Hogan

Matthew J. Hogan
Vice President and Chief Financial Officer
(principal financial officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Title
3.2*	Amended and Restated Certificate of Incorporation of Registrant
3.4*	Amended and Restated Bylaws of Registrant
3.5**	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Ciphergen Biosystems, Inc.
4.1*	Form of Registrant's Common Stock Certificate
4.2**	Preferred Shares Rights Agreement dated March 20, 2002 between Ciphergen Biosystems, Inc. and Continental Stock Transfer & Trust Company
99.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Incorporated by reference to exhibits (with same exhibit number) to Ciphergen Biosystems' Registration Statement on Form S-1 (File No. 333-32812) declared effective on September 28, 2000.
**Incorporated by reference to our Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on March 21, 2002.