Form 10-Q
period 2002-09-30
CIPHERGEN BIOSYSTEMS INC
filed 2002-11-14
CIK 926617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-31617

CIPHERGEN BIOSYSTEMS, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	33-0595156
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification Number)

6611 DUMBARTON CIRCLE, FREMONT, CALIFORNIA	94555
(Address of principal executive offices)	(ZIP Code)

Registrant’s telephone number, including area code:	510-505-2100

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒   No  ☐

Number of shares of common stock, $0.001 par value, outstanding as of October 31, 2002:  27,229,156

CIPHERGEN BIOSYSTEMS, INC.

INDEX FOR FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

CIPHERGEN BIOSYSTEMS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$32,098	$48,319
Short-term investments	13,463	21,273
Accounts receivable, net	9,898	5,524
Accounts receivable from related party	—	128
Prepaid expenses and other current assets	1,993	2,158
Inventories, net	5,972	3,889

Total current assets	63,424	81,291

Property and equipment, net	12,435	10,228
Long-term investments	6,006	7,532
Goodwill	2,742	1,254
Other intangible assets	4,833	5,455
Notes receivable from related parties	456	384
Other long-term assets	852	672

Total assets	$90,748	$106,816

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$4,342	$3,069
Accounts payable to related party	313	147
Accrued liabilities	5,095	4,636
Deferred revenue	3,289	1,975
Deferred revenue from related party	—	47
Current portion of capital lease obligations	475	410
Current portion of long-term debt	—	117

Total current liabilities	13,514	10,401

Deferred revenue	418	173
Deferred revenue from related party	—	272
Capital lease obligations, net of current portion	2,240	2,083
Other long-term liabilities	933	658

Total liabilities	17,105	13,587

Commitments and contingencies (Note 7)

Minority interest	90	—

Stockholders’ equity:
Common stock	27	27
Additional paid-in capital	174,675	175,333
Notes receivable from stockholders	(1,289)	(1,294)
Deferred stock-based compensation	(3,529)	(6,327)
Accumulated other comprehensive income	737	191
Accumulated deficit	(97,068)	(74,701)

Total stockholders’ equity	73,553	93,229

Total liabilities, minority interest and stockholders’ equity	$90,748	$106,816

See notes to unaudited condensed consolidated financial statements.

CIPHERGEN BIOSYSTEMS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Revenue:
Products	$8,867	$4,453	$21,768	$9,620
Product revenue from related parties	46	551	827	916
Services	1,328	400	3,113	1,214

Total revenue	10,241	5,404	25,708	11,750

Cost of revenue:
Products	2,643	1,606	6,909	3,382
Product revenue from related parties	32	190	334	320
Services	857	154	1,639	275

Total cost of revenue	3,532	1,950	8,882	3,977

Gross profit	6,709	3,454	16,826	7,773

Operating expenses:
Research and development	6,071	3,264	14,692	8,899
Sales and marketing	4,714	3,420	14,642	9,840
General and administrative	3,973	3,275	10,277	9,722
Amortization of intangible assets	207	214	621	366
Write-off of acquired in-process technology	—	1,000	—	1,000

Total operating expenses	14,965	11,173	40,232	29,827

Loss from operations	(8,256)	(7,719)	(23,406)	(22,054)

Interest and other income, net	391	803	1,190	3,340
Income attributable to minority interest	(90)	—	(90)	—

Loss before provision for income taxes	(7,955)	(6,916)	(22,306)	(18,714)
Income tax provision (benefit)	(48)	—	61	—

Net loss	$(7,907)	$(6,916)	$(22,367)	$(18,714)

Basic and diluted net loss per share	$(0.29)	$(0.26)	$(0.83)	$(0.71)

Shares used in computing basic and diluted net loss per share	27,027	26,593	26,906	26,450

See notes to unaudited condensed consolidated financial statements.

CIPHERGEN BIOSYSTEMS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(22,367)	$(18,714)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,719	1,791
Minority interest	90	—
Write-off of acquired in-process technology	—	1,000
Stock issued for services	131	123
Amortization of deferred compensation and accelerated vesting of stock	1,594	3,508
Equity in net loss of joint venture	—	12
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Accounts receivable, net	(3,036)	(1,048)
Accounts receivable from related parties	128	(301)
Inventories, net	(1,334)	(41)
Prepaid expenses and other current assets	375	(180)
Other long-term assets	212	(69)
Accounts payable and accrued liabilities	988	1,729
Accounts payable to related party	166	37
Deferred revenue	718	872
Deferred revenue from related parties	(319)	(53)
Other long-term liabilities	250	279

Net cash used in operating activities	(19,685)	(11,055)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net	(2,725)	(2,994)
Issuance of notes receivable to related parties	(72)	(60)
Purchase of marketable securities	(10,068)	(31,513)
Sales and maturities of marketable securities	19,247	3,930
Purchase of BioSepra, net of cash acquired	—	(12,254)
Net cash acquired upon purchase of Ciphergen Biosystems KK common stock	872	—

Net cash provided by (used in) investing activities	7,254	(42,891)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	415	443
Principal payments on capital lease obligations	(320)	(140)
Repayments of long-term debt and line of credit	(117)	(139)
Repayments of borrowings under line of credit	(3,960)	—
Repayment of stockholder loan	5	—

Net cash provided by (used in) financing activities	(3,977)	164
Effect of exchange rate changes	187	(9)

Net decrease in cash and cash equivalents	(16,221)	(53,791)
Cash and cash equivalents, beginning of period	48,319	107,633

Cash and cash equivalents, end of period	$32,098	$53,842

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Deferred stock-based compensation	$(1,204)	$(1,404)
Transfer of fixed assets to inventory	180	266
Change in unrealized gain (loss) on investments	(157)	203

See notes to unaudited condensed consolidated financial statements.

CIPHERGEN BIOSYSTEMS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2002

NOTE 1.  ORGANIZATION AND BASIS OF PRESENTATION

Ciphergen Biosystems, Inc. (the “Company” or “Ciphergen”) develops, manufactures and sells ProteinChip® Systems, which consist of consumable ProteinChip Arrays, ProteinChip Readers, ProteinChip Software and related accessories for life science researchers. These products are sold primarily to biologists at pharmaceutical and biotechnology companies, and academic and government research laboratories. The Company also provides research services through its Biomarker Discovery Centers®, and chromatography sorbents used for protein purification.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the interim periods shown herein are not necessarily indicative of operating results for the entire year or any other future interim period.

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany transactions have been eliminated in consolidation. The Company reported its minority ownership interest in Ciphergen Biosystems KK, a joint venture in Japan, using the equity method of accounting through August 31, 2002, at which time the Company acquired a majority interest and began full consolidation of Ciphergen Biosystems KK.

This unaudited financial data should be read in conjunction with the consolidated financial statements and footnotes contained in the Company’s Form 10-K filed on April 1, 2002.

NOTE 2.  GOODWILL AND INTANGIBLE ASSETS

The Company adopted Statement No. 142 (“FAS 142”), “Goodwill and Other Intangible Assets”, on January 1, 2002 for all goodwill and intangible assets.  As a result, goodwill is no longer amortized but rather tested for impairment at least annually and whenever circumstances indicate that it may no longer be recoverable.  Upon adoption, the Company performed a transitional goodwill impairment assessment and noted no such impairment of goodwill.  Goodwill and intangible assets consisted of the following (in thousands):

	As of September 30, 2002		As of December 31, 2001
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Non-amortizing:
Goodwill	$3,989	$1,247	$2,501	$1,247
Amortizing:
Acquired completed technology	5,400	900	5,400	321
Patents	400	67	400	24
Total	$9,789	$2,214	$8,301	$1,592

Annual amortization expense for other intangible assets is expected to be approximately $828,000 in 2002 and in each of the following four years, and $1.3 million in total thereafter.  Amortization expense was (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Goodwill	$—	$76	$—	$228
Acquired completed technology	193	129	579	129
Patents	14	9	42	9
Total	$207	$214	$621	$366

Pro forma net loss (in thousands) and pro forma net loss per share, excluding amortization expense for goodwill, were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001

Net loss, as reported	$(7,907)	$(6,916)	$(22,367)	$(18,714)
Add back: goodwill amortization	—	76	—	228
Pro forma net loss	$(7,907)	$(6,840)	$(22,367)	$(18,486)

Basic and diluted net loss per share, as reported	$(0.29)	$(0.26)	$(0.83)	$(0.71)
Add back: goodwill amortization	—	—	—	0.01
Pro forma basic and diluted net loss per share	$(0.29)	$(0.26)	$(0.83)	$(0.70)

NOTE 3.  INVENTORIES

Net inventories consisted of the following (in thousands):

	September 30, 2002	December 31, 2001
Raw materials	$1,519	$1,354
Work in process	1,822	818
Finished goods	2,631	1,717

	$5,972	$3,889

NOTE 4.  COMPREHENSIVE LOSS

Comprehensive loss consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net loss	$(7,907)	$(6,916)	$(22,367)	$(18,714)
Other comprehensive income:
Unrealized gains (losses) on investments	(26)	174	(157)	203
Currency translation gains (losses)	342	73	703	(9)
Other comprehensive income	316	247	546	194
Total comprehensive loss	$(7,591)	$(6,669)	$(21,821)	$(18,520)

NOTE 5.  NET LOSS PER SHARE

Basic net loss per share is calculated using the weighted average number of common shares outstanding during the period. Because the Company is in a net loss position, diluted earnings per share is calculated using the weighted average number of common shares outstanding and excludes the effects of potential common shares that are antidilutive. Potential common shares include common stock subject to repurchase, common stock issuable under the Company’s 2000 Employee Stock Purchase Plan, and incremental shares of common stock issuable upon the exercise of outstanding stock options and warrants. Had the Company been profitable, diluted earnings per share would have included the shares used in the computation of basic net loss per share as well as an additional 3.5 million and 2.5 million shares at September 30, 2002 and 2001, respectively, related to potential common shares not included below.

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Numerator:
Net loss	$(7,907)	$(6,916)	$(22,367)	$(18,714)
Denominator:
Weighted average common shares outstanding	27,214	26,946	27,130	26,856
Weighted average unvested common shares subject to repurchase	(187)	(353)	(224)	(406)

Denominator for basic and diluted calculations	27,027	26,593	26,906	26,450

Basic and diluted net loss per share	$(0.29)	$(0.26)	$(0.83)	$(0.71)

NOTE 6.  INVESTMENT IN JOINT VENTURE

In January 1999, the Company formed Ciphergen Biosystems KK and took a 30% stake in this joint venture with Sumitomo Corporation to distribute the Company’s products in Japan.  On August 31, 2002, the Company acquired an additional 40% ownership in Ciphergen Biosystems KK, bringing its total ownership to 70%.  Ciphergen believes acquiring majority control of Ciphergen Biosystems KK will facilitate expansion of the Company’s activities in Japan, including the establishment of a Biomarker Discovery Center and the distribution of BioSepra sorbents.  The Company paid $424,000 in cash for the additional shares of Ciphergen Biosystems KK and incurred direct acquisition costs of $22,000. The Company acquired $1,318,000 of cash with Ciphergen Biosystems KK.  Aside from the payment for the common stock of Ciphergen Biosystems KK, the Company also paid $3,960,000 to repay working capital loans Sumitomo had provided to the joint venture.  The acquisition was accounted for using the purchase method of accounting.  Accordingly, the results of operations of Ciphergen Biosystems KK and the estimated fair value of assets acquired and liabilities assumed were included in the Company’s consolidated financial statements beginning September 1, 2002.

The total purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed as follows (in thousands):

Tangible net assets acquired:
Accounts receivable and other current assets	$1,352
Inventories	376
Property and equipment	1,300
Other tangible assets	397
Accounts payable and accrued liabilities	(5,461)
Capital lease obligations	(326)
(2,362)
Excess of purchase price over net assets acquired	1,490
Net cash acquired upon purchase of Ciphergen Biosystems KK common stock	$872

The amount of the purchase price in excess of the net assets acquired was recorded as goodwill and will be evaluated for impairment in accordance with FAS 142 at least annually and more often if circumstances warrant.

NOTE 7.  COMMITMENTS AND CONTINGENCIES

COMMITMENTS

In July 2002, the Company entered a three-year operating lease for a new Biomarker Discovery Center and laboratory facility in Yokohama, Japan.  In September 2002, the Company entered a three-year operating lease for additional office space in Yokohama. The Company moved a substantial part of its Japanese operations to its current location in Yokohama on October 26, 2002.  Related rent expense of approximately $15,200 per month started November 1, 2002.  In July 2002, the Company contracted with several vendors to purchase leasehold improvements and equipment for the office and laboratory space in Yokohama.  The cost of these purchases was estimated at $374,000, of which $318,000 was incurred and recorded as fixed assets in October 2002.

CONTINGENCIES

The Company is currently party to three legal proceedings.

(1)         Ciphergen Biosystems, Inc., Ciphergen Technologies, Inc. and IllumeSys Pacific, Inc. v. Molecular Analytical Systems, Inc., LumiCyte, Inc. and T. William Hutchens. On July 12, 2000, the Company filed a lawsuit in the Superior Court of the State of California against Molecular Analytical Systems, Inc. (“MAS”) and LumiCyte, Inc. (“LumiCyte”) requesting a declaration of the Company’s rights, including that Ciphergen has the right to sell information and service products, and requesting a preliminary injunction preventing MAS from terminating the sublicense agreements. In October 2000, the Company made additional claims against MAS and LumiCyte, and added T. William Hutchens as an individual defendant. Dr. Hutchens is the Chief Executive Officer of both MAS and LumiCyte, as well as a former officer and director of Ciphergen. He is presently the beneficial owner of less than 10% of the Company’s outstanding common stock. Ciphergen’s action seeks, among other things, damages and injunctive relief against defendants for unfair competition, misappropriation of trade secrets and breach of contract, as well as an injunction precluding defendants from operating in Ciphergen’s licensed markets. In October 2000, MAS and LumiCyte filed a cross-complaint against Ciphergen, Ciphergen Technologies, Inc. and IllumeSys Pacific, Inc., the three plaintiffs which filed the underlying lawsuit against MAS and LumiCyte described above. The cross–complaint alleges claims for breach of contract, intentional interference with prospective economic advantage, unfair competition, misappropriation of trade secrets and declaratory relief regarding the rights of the parties under the two technology transfer sublicense agreements between MAS and Ciphergen. The cross-complaint also seeks to terminate the sublicense agreements, to obtain injunctive relief, to prevent use of alleged trade secrets of MAS, and damages. Ciphergen and MAS have entered into an agreement that provides that MAS’s license termination notices are suspended pending the conclusion of this lawsuit. In May 2001, the Company amended its complaint and brought additional claims against MAS, LumiCyte and Dr. Hutchens. Trial in this action is scheduled to begin January 21, 2003.

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

(3)         On July 27, 2001, the Company served a demand for arbitration on T. William Hutchens under the July 28, 1998 Stock Exchange Agreement among the Company, Ciphergen Technologies, Inc., Hutchens and others. The demand for arbitration asserts that Dr. Hutchens, who was a selling shareholder of Ciphergen Technologies, made representations and warranties to Ciphergen about the conduct of Ciphergen Technologies’ business and its ownership of assets that are contrary to certain claims asserted in the cross–complaint filed by MAS and LumiCyte and, therefore, that he must pay Ciphergen’s attorneys fees and indemnify Ciphergen for any losses it might incur resulting from filing of the cross–claims, regardless of their merit. The parties have agreed to stay the arbitration until the earlier of August 30, 2003, or the resolution of any of several of plaintiffs’ and cross–complainants’ causes of action.

Although the ultimate outcome of these matters is not presently determinable, management believes that the resolution of all such pending matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We have made statements under the captions “Factors That May Affect Our Results”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other sections of this Form 10-Q that are forward-looking statements. You can identify these statements by forward-looking words such as “may”, “will”, “expect”, “intend”, “anticipate”, “believe”, “estimate”, “plan”, “could”, “should”, and “continue” or similar words. These forward-looking statements may also use different phrases. We have based these forward-looking statements on our current expectations and projections about future events. Examples of forward-looking statements include statements about: deployment, capabilities and uses of our products; the expansion of our product portfolio, product development and product innovations; the importance of proteomics as a major focus of biology research; the ability of our products to enable proteomics research; the emerging market for process proteomics; increasing the size of our sales and marketing organization; increased activity at our Biomarker Discovery Centers® and our plans to open new centers; securing commercial rights to discoveries at our Biomarker Discovery Centers; trends in our business; revenue growth; expansion plans, including expansion of our proteomics products; increasing costs, including sales and marketing, research and development, and general and administrative costs; expected levels of capital expenditures; the outcome of legal proceedings; the period of time for which our existing financial resources and interest income will be sufficient to enable us to maintain current and planned operations; and our plans for mitigating foreign currency exchange risks. These statements are subject to risks and uncertainties that could cause actual results to differ materially, including the risks set forth under the caption “Factors That May Affect Our Results” in this Form 10-Q and the similar factors and risks outlined in Form 10-K for the fiscal year ended December 31, 2001 filed with the SEC on April 1, 2002, and in our other filings with the SEC. We believe it is important to communicate our expectations to investors. However, there may be events in the future that we are not able to accurately predict or that we do not fully control that could cause actual results to differ materially from those expressed or implied in our forward-looking statements.

OVERVIEW

We develop, manufacture and sell our ProteinChip® System family of proteomics research equipment, which includes (i) the ProteinChip Biology System, a versatile system for protein analysis consisting of a ProteinChip Reader, ProteinChip Arrays and ProteinChip Software; (ii) the ProteinChip Biomarker System, a system including Biomarker Patterns™ Software for advanced protein expression profiling; (iii) the ProteinChip AutoBiomarker System, a system including an Autoloader which automates array processing; (iv) the ProteinChip Tandem MS Interface for advanced identification work using tandem mass spectrometry; (v) automation accessories such as the Biomek® 2000 Workstation and an Autoloader to facilitate sample handling and increase throughput; and (vi) other associated accessories. These products use patented Surface Enhanced Laser Desorption/Ionization (“SELDI”) technology. In addition, we provide associated SELDI technology contract research services through our Biomarker Discovery Centers to foster further adoption of our products and technology as an industry standard and to generate revenue by obtaining some combination of fees and commercial rights related to biomarkers discovered in our Biomarker Discovery Centers in consideration for research services. We also develop, manufacture and sell chromatography sorbents for large-scale purification of proteins and are developing novel approaches to address process proteomics, an emerging market driven by pharmaceutical company demand to produce proteins for research, development and therapeutic manufacturing purposes. We market and sell our products primarily to researchers in pharmaceutical and biotechnology companies, and academic and government research laboratories.

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

In 1999, we invested $315,000 for 30% ownership of Ciphergen Biosystems KK, a joint venture we established with Sumitomo Corporation to distribute our products in Japan.  In August 2002, we exercised our  right to purchase an additional 40% at a cost of approximately $446,000, not including cash acquired in the business combination.

Ciphergen has offered SELDI-based research services to customers on request as part of its business plan since 1997. During 2000, we began systematically offering such research services to customers generally and have established Biomarker Discovery Centers in Fremont, California; Copenhagen, Denmark; and Malvern, Pennsylvania as part of an expanded commitment to the services aspect of Ciphergen’s business.

In December 2001 we introduced the ProteinChip Biomarker System, which utilizes sophisticated third party software that automates pattern recognition-based statistical analysis methods to correlate protein expression patterns from clinical samples with disease phenotypes. We also began selling the Biomek 2000 Workstation, a robotic accessory which is manufactured by Beckman Coulter and which has been optimized for use with our ProteinChip Biomarker System to increase sample throughput and reproducibility. In addition, we expanded our product offering with a SELDI ProteinChip interface to high-end tandem mass spectrometers, which we developed and which is manufactured for us by a third party manufacturing company in Reno, Nevada.

On July 31, 2001, Ciphergen acquired the BioSepra process chromatography business from Invitrogen Corporation for $12.0 million in cash and the assumption of approximately $2.2 million in debt. BioSepra S.A., headquartered near Paris, France, has 50 employees who develop, manufacture and market products for the large-scale process chromatography market. We have been integrating the BioSepra business into our sales and marketing organization, and have initiated a joint development program for a line of products to address process proteomics, an emerging market driven by pharmaceutical company demand to produce proteins for research, development and therapeutic manufacturing purposes.

In October 2002, we introduced the ProteinChip AutoBiomarker System, a ProteinChip Biomarker System which includes an Autoloader for automated processing of arrays.

Since 1997, we have used our resources primarily to develop and expand our proprietary ProteinChip Systems and establish a marketing and sales organization for commercialization of our products. In addition, we have used our resources to establish Biomarker Discovery Centers to provide research services to our clients and to foster further adoption of our products and technology. We are also developing a chromatography-based protein purification business based on integrating Ciphergen and BioSepra products and services, which expands our current proteomics business. Since our inception we have incurred significant losses and as of September 30, 2002, we had an accumulated deficit of $97.1 million.

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

RESULTS OF OPERATIONS

THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2001

PRODUCT REVENUE.  Product revenue for the third quarter of 2002 was $8.9 million, an increase of $3.9 million, or 78%, compared to the third quarter of 2001. The increase was primarily the result of increased unit sales of ProteinChip Systems and Arrays and increased purchases of higher-end configurations, aided by the continued increase in the size of our sales force, new product offerings and increased market acceptance of SELDI technology, as well as increased chromatography sorbents revenue for Ciphergen’s BioSepra Process Division.  BioSepra revenue was included for two months in the 2001 third quarter following its acquisition.  The consolidation of Ciphergen Biosystems KK in September 2002 added approximately $0.5 million in revenue.

Product revenue for the first nine months of 2002 was $22.6 million, an increase of $12.1 million, or 114%, compared to the first nine months of 2001. The increase was primarily the result of increased unit sales of ProteinChip Systems and Arrays and increased purchases of higher-end configurations, aided by the continued increase in the size of our sales force, new product offerings and increased market acceptance of SELDI technology, as well as increased chromatography sorbents revenue for BioSepra.  BioSepra revenue was included for two months of the comparative period in 2001 following its acquisition.

SERVICE REVENUE.  Service revenue for the third quarter of 2002 was $1.3 million, an increase of $928,000, or 232%, compared to the third quarter of 2001. This increase was driven primarily by increased revenue from collaboration services handled through our Biomarker Discovery Centers, and to a lesser extent by an increase in revenue from maintenance contracts.

Service revenue for the first nine months of 2002 was $3.1 million, an increase of $1.9 million, or 156%, compared to the first nine months of 2001.  This increase was driven primarily by increased revenue from our maintenance contracts, and to a lesser extent by an increase in our revenue from collaboration services handled through our Biomarker Discovery Centers.

COST OF PRODUCT REVENUE. Cost of product revenue for the third quarter of 2002 was $2.7 million, an increase of $879,000, or 49%, compared to the third quarter of 2001. This increase resulted from an increase in unit sales of our ProteinChip Systems and Arrays, as well as an increased sales volume of  chromatography sorbents for BioSepra. From the third quarter of 2001 to the third quarter of 2002, the gross margin for product revenue increased from 64% to 70%.  This improvement was largely due to manufacturing efficiencies as production volumes of ProteinChip Systems, Arrays and BioSepra sorbents increased. Stock-based compensation expense in cost of product revenue was $31,000 in the third quarter of 2002 compared to $53,000 in the same period of 2001.

Cost of product revenue for the first nine months of 2002 was $7.2 million, an increase of $3.5 million, or 96%, compared to the first nine months of 2001. This increase resulted from an increase in unit sales of our ProteinChip Systems and Arrays, as well as increased cost of product revenue due to the inclusion of BioSepra. The gross margin for product revenue increased from 65% to 68%.  This improvement was largely due to manufacturing efficiencies as production volumes of ProteinChip Systems, Arrays and BioSepra sorbents increased. Stock-based compensation expense in cost of product revenue was $97,000 in the first nine months of 2002 compared to $181,000 in the same period of 2001.

COST OF SERVICE REVENUE.  Cost of service revenue for the third quarter of 2002 was $857,000, an increase of $703,000, or 457%, compared to the third quarter of 2001. This increase was due to increased field service costs to provide service for a greater number of maintenance contracts and increased collaboration expenses at our Biomarker Discovery Centers. From the third quarter of 2001 to the third quarter of 2002, the gross margin for service revenue decreased from 62% to 36%, mainly due to an increase in staffing needed to expand the capacities and capabilities of our field service force and Biomarker Discovery Centers.  The number of field service personnel we employed grew by more than 175% from the end of the third quarter of 2001 to the end of the third quarter of 2002.  We are also experiencing higher-than-usual field service costs related to new products, and have had to spend more resources than usual on certain fixed-price Biomarker Discovery Center projects.

Cost of service revenue for the first nine months of 2002 was $1.6 million, an increase of $1.4 million, or 496%, compared to the first nine months of 2001. This increase was due to increased field service costs to provide service for a greater number of maintenance contracts and increased collaboration expenses at our Biomarker Discovery Centers. Comparing the first nine months of 2001 to the same period of 2002, the gross margin for service revenue decreased from 77% to 47% due to an increase in staffing needed to expand the capacities and capabilities of our field service force and Biomarker Discovery Centers. We also experienced higher-than-usual field service costs related to new products, and have had to spend more resources than usual on certain fixed-price Biomarker Discovery Center projects in the first nine months of 2002.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses for the third quarter of 2002 were $6.1 million, an increase of $2.8 million, or 86%, compared to the third quarter of 2001. The increase was primarily due to a 74% increase in headcount from the end of the third quarter of 2001 to the end of the third quarter of 2002 exclusive of the BioSepra acquisition, thereby increasing payroll costs approximately $1.2 million, and the expansion of our Biomarker Discovery Center activities.  The inclusion of BioSepra also added to our research and development expenses. Stock-based compensation expense in research and development was $88,000 in the third quarter of 2002, compared to $79,000 of expense in the same quarter of 2001.

Research and development expenses for the first nine months of 2002 were $14.7 million, an increase of $5.8 million, or 65%, compared to the first nine months of 2001. The increase was primarily due to the 74% increase in headcount, exclusive of the BioSepra acquisition, thereby increasing payroll costs approximately $3.1 million, and the expansion of our Biomarker Discovery Center activities.  The inclusion of BioSepra also added to our research and development expenses. These increases were partially offset by a decline of $372,000 in stock-based compensation expense. Stock-based compensation expense in research and development was a credit of $38,000 in the first nine months of 2002, compared to $334,000 of expense in the same period of 2001.  Stock-based compensation expense was reversed in the first nine months of 2002 largely due to the cancellation of unvested stock options for a consultant whose service to Ciphergen ended during the period.

We expect research and development expenses, exclusive of stock-based compensation, to increase in 2002 relative to 2001 as we develop new instruments, chip surfaces and sorbents, and as we increase activities through our Biomarker Discovery Centers to discover, validate and patent biomarkers.

SALES AND MARKETING EXPENSES. Sales and marketing expenses in the third quarter of 2002 were $4.7 million, an increase of $1.3 million, or 38%, compared to the third quarter of 2001. This increase was largely due to a 44% increase in the sales and marketing staff from the end of the third quarter of 2001 to the end of the third quarter of 2002, exclusive of the BioSepra acquisition, thereby increasing payroll costs approximately $917,000. The inclusion of BioSepra also added to our sales and marketing expenses. These increases were partially offset by a decline of $57,000 in stock-based compensation expense. Stock-based compensation expense in sales and marketing was $90,000 in the third quarter of 2002 compared to $147,000 in the same quarter of 2001.

Sales and marketing expenses in the first nine months of 2002 were $14.6 million, an increase of $4.8 million, or 49%, compared to the first nine months of 2001. This increase was largely due to higher payroll-related costs as a result of the 44% increase in the sales and marketing staff, exclusive of the BioSepra acquisition, thereby increasing payroll costs approximately $2.1 million, and an increase in promotional activities. The inclusion of BioSepra also added to our sales and marketing expenses. These increases were partially offset by a decline of $393,000 in stock-based compensation expense. Stock-based compensation expense in sales and marketing was $301,000 in the first nine months of 2002 compared to $694,000 in the same period of 2001.

We expect sales and marketing expenses, exclusive of stock-based compensation, to increase in 2002 relative to 2001 as we continue to grow our sales force and increase our promotional activities.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses in the third quarter of 2002 were $4.0 million, an increase of $698,000, or 21%, compared to the third quarter of 2001.  This increase was largely driven by higher legal fees and by a 35% increase in the administrative staff, exclusive of the BioSepra acquisition, thereby increasing payroll costs approximately $151,000. The inclusion of BioSepra also added to our general and administrative expenses. These increases were partially offset by a decrease of $270,000 in stock-based compensation expense. Stock-based compensation expense was $363,000 in the third quarter of 2002 compared to $633,000 in the same quarter of 2001.

General and administrative expenses in the first nine months of 2002 were $10.3 million, an increase of $555,000, or 6%, compared to the same period in 2001.  This increase was largely driven by higher legal fees  and by a 35% increase in the administrative staff, exclusive of the BioSepra acquisition, thereby increasing payroll costs approximately $549,000. The inclusion of BioSepra also added to our general and administrative expenses. These increases were partially offset by a decrease of $1.1 million in stock-based compensation expense. Stock-based compensation expense was $1.2 million in the first nine months of 2002 compared to $2.3 million in the same period of 2001.

We expect general and administrative expenses, exclusive of stock-based compensation, to increase in 2002 relative to 2001 as we add necessary infrastructure to support increased activity and complexity.

AMORTIZATION OF INTANGIBLE ASSETS.  Amortization of intangible assets during the third quarter of 2002 was $207,000, a decrease of $7,000, or 3%, compared to the third quarter of 2001.

Amortization of intangible assets during the first nine months of 2002 was $621,000, an increase of $255,000, or 70%, compared to the first nine months of 2001.  This increase was due to the amortization of acquired completed technology and patents related to our acquisition of BioSepra on July 31, 2001.  Also, we adopted FAS 142 on January 1, 2002, and therefore the amortization of goodwill recorded for earlier business combinations ceased upon the adoption date.

WRITE-OFF OF ACQUIRED IN-PROCESS TECHNOLOGY. In connection with the purchase of BioSepra, we recorded a $1.0 million charge to acquired in-process technology in the third quarter of 2001.

INTEREST AND OTHER INCOME (EXPENSE), NET. Interest income in the third quarter of 2002 was $381,000 compared to $878,000 in the same quarter of 2001. The decrease was due to smaller average investment balances and lower interest rates.  Interest expense of $39,000 for the third quarter of 2002 increased approximately $17,000 from the same quarter of 2001. This increase was largely due to the inclusion of debt associated with BioSepra.  Other income (loss) in the third quarter of 2002 was $49,000 compared to ($53,000) in the same quarter of 2001.  The increase was mainly due to favorable currency variances.  In both the third quarter of 2002 and the third quarter of 2001, we did not record the losses from our equity investment in our Japanese joint venture, since we were limited to our cost basis for recording losses from the joint venture. Subsequent to our acquisition of majority control on August 31, 2002, we attributed $90,000 of the joint venture’s income to Sumitomo’s minority interest.

Interest income in the first nine months of 2002 was $1.3 million compared to $3.5 million in the first nine months of 2001. The decrease was due to smaller average investment balances and lower interest rates.  Interest expense of $117,000 for the first nine months of 2002 increased approximately $39,000 from the same period of 2001. This increase was largely due to the inclusion of debt associated with BioSepra. In the first nine months of 2002 and the first nine months of 2001, we did not record the losses from our equity investment in our Japanese joint venture, since we were limited to our cost basis for recording losses from the joint venture. Subsequent to our acquisition of majority control on August 31, 2002,  we attributed $90,000 of the joint venture’s income to Sumitomo’s minority interest.

PROVISION FOR INCOME TAX. The provision for income tax in the third quarter of 2002 was a $48,000 credit, compared to no provision in the same quarter of 2001. This credit reflects an adjustment for tax loss carryforwards relating to our U.K. operation.

The provision for income tax in the first nine months of 2002 was $61,000, compared to no provision in the same period of 2001, and consisted entirely of current taxes accrued on the profits of our foreign operations. This increase was mainly due to the inclusion of BioSepra.

LIQUIDITY AND CAPITAL RESOURCES

From our inception through September 30, 2002, we have financed our operations principally with $63.2 million from the sales of products and services to customers and with equity financings totaling $157.0 million. This includes the $101.2 million initial public offering in September 2000. Cash, cash equivalents and investments in securities at September 30, 2002 were $51.6 million compared to $77.1 million at December 31, 2001. Working capital at September 30, 2002 was $49.9 million, compared to $70.9 million at December 31, 2001.  Long-term debt and capital lease balances at September 30, 2002 were $2.7 million, compared to $2.6 million at December 31, 2001.

Net cash used in operating activities was $19.7 million in the first nine months of 2002, which was primarily the result of net losses from operations of $22.4 million and increases in working capital, reduced for non-cash charges of $1.6 million for amortization of deferred stock-based compensation and $2.7 million for depreciation and amortization.  We expect net cash used in operating activities to increase in 2002 as compared to 2001, as we continue to expand our operating activities. We also expect net cash used in operations to increase as a result of increasing our ownership in Ciphergen Biosystems KK to majority control, as we, rather than Sumitomo, now have the responsibility for arranging working capital loans for our Japanese joint venture.

Net cash provided by investing activities was $7.3 million in the first nine months of 2002, which consisted of net maturities of investment securities of $9.2 million and cash acquired upon acquisition of Ciphergen Biosystems KK of $1.3 million, partly offset by property and equipment purchases of $2.7 million. We also used $424,000 to purchase additional common stock of Ciphergen Biosystems KK.  We expect to acquire additional capital equipment on an ongoing basis as we add staff, increase capacity and improve capabilities. We anticipate capital expenditures of approximately $3 to $4 million for the entire year in 2002.

Net cash used in financing activities was $4.0 million in the first nine months of 2002, which consisted of the repayment of a $4.0 million short-term loan of Ciphergen Biosystems KK and repayments of long-term debt and capital lease obligations of $437,000, offset by the issuance of common stock under our stock option and employee stock purchase plans of $415,000.

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

The following summarizes Ciphergen's contractual obligations at September 30, 2002, and the effect such obligations are expected to have on its liquidity and cash flow in future periods.

	Total	Less than 1 Year	1-3 Years	4-5 Years	Beyond 5 Years
	(in thousands)
Contractual obligations
Long-term debt	$—	$—	$—	$—	$—
Capital lease obligations	2,870	520	986	581	783
Non-cancelable operating lease obligations	18,674	3,708	9,806	5,160	—

Total contractual cash obligations	$21,544	$4,228	$10,792	$5,741	$783

FACTORS THAT MAY AFFECT OUR RESULTS

We expect to continue to incur net losses in the foreseeable future. If we are unable to significantly increase our revenues, we may never achieve profitability.

From our inception in December 1993 through September 30, 2002, we have generated cumulative revenue of approximately $63.2 million and have incurred net losses of approximately $97.1 million. We have experienced significant operating losses each year since our inception and expect these losses to continue for the next several years. For example, we experienced net losses of approximately $25.8 million in 2001, $20.3 million in 2000 and $8.0 million in 1999. Our losses have resulted principally from research and development, sales and marketing, and general and administrative costs associated with our operations. These costs have exceeded our revenue which, to date, has been generated principally from sales of products and services. We expect to incur additional operating losses and these losses may be substantial as a result of increases in expenses for manufacturing, marketing and sales, research and product development, and general and administrative costs. We may never achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

If we are unable to further establish the utility of our products, our products and services will not achieve widespread market acceptance.

The commercial success of our ProteinChip Systems will depend upon further validating their utility for important biological applications and increasing their market acceptance by researchers in pharmaceutical and biotechnology companies, academic and government research centers and clinical reference laboratories. If the effectiveness of our ProteinChip Systems in providing commercially useful protein information is not ultimately proven to be equal to or better than current technologies, we may not gain or maintain market acceptance of our products, and the likelihood that we will ever achieve profitability may be reduced.

If we are unable to further attract clients for our Biomarker Discovery Centers, we may not be successful in furthering adoption of our products and technology and achieving profitability.

An element of our business strategy is to establish Biomarker Discovery Centers in part through partnerships with academic and government research centers and in part with pharmaceutical and biotechnology companies. Although we are currently in negotiation with potential partners and clients, to date we have entered into only a small number of such arrangements. Failure to achieve success in such arrangements and enter into additional arrangements could limit adoption of our products and prevent us from achieving profitability.

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

Our commercial success depends on our ability to maintain our sublicenses to the SELDI technology. In July 2000, in response to MAS’ claims that we had materially breached the sublicense agreements to the Baylor patents covering SELDI technology and MAS’ threat to terminate the sublicense agreements, we filed a lawsuit against MAS and LumiCyte requesting a declaration of our rights, including that we have the right to sell information and service products, and requesting a preliminary injunction preventing MAS from terminating the sublicense agreements. In October 2000, we made additional claims against MAS and LumiCyte and added T. William Hutchens as an individual defendant. Dr. Hutchens is the Chief Executive Officer of both MAS and LumiCyte, as well as a former officer and director of Ciphergen. He is presently the beneficial owner of less than 10% of Ciphergen’s outstanding common stock. In October 2000, MAS and LumiCyte filed cross-claims against Ciphergen and its subsidiaries. In May 2000, we amended our complaint and brought additional claims against MAS, LumiCyte and Dr. Hutchens. We believe that our causes of action have merit and we intend to pursue the litigation aggressively. Although we believe that the resolution of the litigation will not harm our ability to continue to pursue our business and strategy, litigation is unpredictable and we may not prevail. The court may determine that LumiCyte or others possess exclusive rights to provide information products and service products that we have offered or may seek to offer as part of our business. The sublicense agreements referred to above provide for termination in the event of material breach. Therefore, if we do not prevail in our cause of action, and if the court determines that we have materially breached the sublicense agreements, there is a risk that the sublicense agreements could be terminated. Substantially all of our revenue is derived from products relying on technology covered by the sublicense agreements. If the agreements were terminated and we were unable to obtain a license to these rights, we would be precluded from selling any SELDI-based products within the scope of the Baylor patents, we would no longer generate revenue from the sale of these products and we would have to revise our business direction and strategy.

If we are unsuccessful in obtaining a federal registration for the SELDI trademark and we are successfully sued for trademark infringement, we may be required to license the mark or change the name of our technology and we will incur associated costs.

MAS has opposed our trademark application for the SELDI mark on the basis of alleged earlier use of SELDI. The outcome of that opposition remains pending. As a result, we may not be successful in obtaining a federal registration for the mark and may be sued by MAS for trademark infringement based on MAS’s claimed prior use rights to the SELDI mark. If MAS is successful, we will have to license rights to the mark or not use the name, and we will be subjected to costs and damages.

We may not be able to further realize the benefits of our acquisition of BioSepra. Our business ultimately could be adversely affected as a result of the 2001 acquisition.

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

•                                          adverse effects on existing business relationships with BioSepra’s customers; and

•                                          inability to retain key employees of BioSepra.

Even with the investment of significant time and resources, the acquisition may not produce the revenues, earnings or business synergies that Ciphergen anticipates. While the market is large and growing for chromatographic processes, BioSepra business prospects may choose to remain with the entrenched suppliers they currently use. BioSepra will need to develop new processes and attempt to replace entrenched suppliers by offering superior products. Customers having to separate proteins have traditionally been slow to adopt new technologies, even when those new technologies offer considerable advantages over existing, proven approaches; and thus, even if BioSepra chromatography products and services are more efficient and of higher quality than alternatives, conservative customers may favor established products and companies. If we fail to continue to integrate the acquired BioSepra business effectively or if key employees of that business leave, the anticipated benefits of the acquisition would be jeopardized. The loss of time, capital, management and other resources spent on an acquisition that fails to meet our expectations could cause our business and financial condition to be materially and adversely affected. In addition, this acquisition could involve non-recurring charges and amortization of significant amounts of intangible assets that could adversely affect our results of operations.

We are exposed to fluctuations in the exchange rates of foreign currency.

As a global concern, we face exposure to adverse movements in foreign currency exchange rates. With the acquisitions of BioSepra and Ciphergen Biosystems KK, a significant percentage of our net sales are exposed to foreign currency risk.  These exposures may change over time as business practices evolve and could have a material adverse impact on our financial results. The use of the euro as a common currency for members of the European Union could impact our foreign exchange exposure. We will monitor our exposure and may hedge against this and any other emerging market currencies as necessary.

If we are unable to reduce our lengthy sales cycle, our ability to become profitable will be harmed.

Our ability to obtain customers for our products depends in significant part upon the perception that our products and services can help enable protein biomarker discovery, characterization and assay development. The time period between our initial contact with a potential customer and our receipt of a binding purchase order is typically between a few weeks to a year or more. Our sales effort requires the effective demonstration of the benefits of our products and may require significant training, sometimes of many different departments within a potential customer, including personnel from research and development and key management. In addition, we may be required to negotiate agreements containing terms unique to each customer. We may expend substantial funds and management effort in closing sales and may not be able to successfully sell enough of our products or services in a short enough time to achieve profitability.

We may need to raise additional capital in the future, and if we are unable to secure adequate funds on terms acceptable to us, we may be unable to execute our business plan.

We currently believe that current cash resources will be sufficient to meet our anticipated financial needs at least through the end of 2003. However, we may need to raise additional capital sooner in order to develop new or enhanced products or services, increase our Biomarker Discovery Center activities undertaken for our own account, or acquire complementary products, businesses or technologies to respond to competitive pressures. In the event that we require additional funding at any point in the future, we will seek to raise such additional funding from outside sources, including the public equity market, private financings, collaborative arrangements and debt. If additional capital is raised through the issuance of equity or securities convertible into equity, our stockholders may experience dilution, and such securities may have rights, preferences or privileges senior to those of the holders of our common stock. Additional financing may not be available to us on favorable terms, if at all.  If we cannot obtain financing on acceptable terms when needed, we will be unable to successfully execute our business plan.

If we are unable to provide our customers with software that enables the integration and analysis of large volumes of data, the acceptance and use of our products may be limited.

The successful commercial research application of our products requires that our products enable researchers to process and analyze large volumes of data and to integrate the results into other phases of  research. The nature of our software enables a level of integration and analysis that is adequate for many projects. However, if we do not continue to develop and improve the capabilities of our ProteinChip Software and related programs to perform more complex analyses of customer samples and to meet increasing customer expectations, our products may not gain or maintain market acceptance or we may lose current customers and thus, we may be unable to develop a profitable business.

If we do not effectively manage growth, management attention could be diverted and our ability to increase revenues and profitability could be harmed.

We are rapidly and significantly expanding our operations.  This expansion is placing a significant strain on our financial, managerial and operational resources. For example, we have recently increased our worldwide sales force, research and development groups and other personnel significantly, with plans for further expansion, and have established additional Biomarker Discovery Centers with plans to expand their scope of activity as well. These changes could divert management attention or otherwise disrupt our operations. In order to achieve and manage this growth effectively, we must continue to improve and expand our operational and financial management capabilities and resources. Moreover, we will need to effectively train, integrate, motivate and retain our employees. Our failure to manage our growth effectively could damage our ability to increase revenue and become profitable.

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

Competition in our existing and potential markets is intense and we expect it to increase. Currently, our principal competition comes from other technologies that are used to perform many of the same functions for which we market our ProteinChip Systems. The major technologies that compete with our ProteinChip Systems are liquid chromatography-mass spectrometry and 2D-gel electrophoresis-mass spectrometry. In the life science research market, protein research tools and services are currently provided by a number of companies. In the large-scale chromatography market, there are several larger direct competitors. In many instances, Ciphergen’s competitors may have substantially greater financial, technical, research and other resources and larger, more established marketing, sales, distribution and service organizations. Additionally, our potential customers may internally develop competing technologies. If we fail to compete effectively with these technologies and products, or if competitors develop significant improvements in protein detection systems or develop systems that are easier to use, our products may not achieve or maintain widespread market acceptance and our sales may decrease.

If the government invokes its license to the SELDI technology or grants a license to the SELDI technology to others, it may harm our business.

Some of the SELDI inventions covered by the sublicense agreements under which Ciphergen obtained rights were developed under a grant from an agency of the U.S. government and therefore the government has a paid-up nonexclusive nontransferable license to those inventions and the right in limited circumstances to grant a license to others on reasonable terms. If the government exercises those rights our business could be harmed.

If a competitor infringes our proprietary rights, we may lose any competitive advantage as a result of diversion of management time, enforcement costs and the loss of the exclusivity of our proprietary rights.

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

If others successfully assert their proprietary rights against us, we may be precluded from making and selling our products or providing our services or we may be required to obtain licenses to use others’ technology.

Our success also depends on avoiding infringing the proprietary technologies of others. We are aware of third parties whose businesses involve the use of biochips and/or mass spectrometry for the analysis of proteins and DNA and third parties whose businesses involve providing chromatography sorbents and media. Certain of these third parties have issued patents or pending patent applications on technology that they might assert against us. If they successfully make such assertions, we may be required to obtain licenses to use their technology and such licenses may not be available on commercially reasonable terms, if at all. We may incur substantial costs defending ourselves in lawsuits against charges of patent infringement or other allegedly unlawful use of another’s proprietary technology. Any such lawsuit may not be decided in our favor, and if we are found liable, we may be subject to monetary damages or an injunction against using the technology in question.

We rely on single-source suppliers for many components of our ProteinChip Systems and chromatography sorbents, and if we are unable to obtain such supplies and/or materials, we would be harmed and our operating results would suffer.

We depend on many single-source suppliers for the necessary materials and components required to manufacture our products. Because of the limited quantities of products manufactured at this stage of our development, qualifying and maintaining alternate vendors is not economically feasible for most components of our

ProteinChip Readers and Arrays, as well as certain of our chromatography sorbents. We have occasionally experienced delays in receiving raw materials, resulting in manufacturing delays. If we are unable to procure the necessary materials and components from our current vendors, we will have to arrange new sources of supply, and our materials and components shipments could be delayed, harming our ability to manufacture our ProteinChip Readers and Arrays and/or chromatography sorbents, and our ability to sustain or increase revenue could be harmed. Also, as a result of such inability to procure materials and components, our costs could increase and our profitability could be harmed.

If there are reductions in research funding, the ability of our existing and prospective research customers to purchase our products could be seriously harmed.

A significant portion of our products for research use is likely to be sold to universities, government research laboratories, private foundations and other institutions where funding is dependent upon grants from government agencies, such as the National Institutes of Health. U.S. government funding for research and development has fluctuated significantly in the past due to changes in congressional appropriations. Research funding by the U.S. government or the governments in other countries may also be significantly reduced in the future. Any such reduction may seriously harm the ability of our existing and prospective research customers to purchase our products or services, or increase the number of ProteinChip Arrays or other associated consumable products used. Limitations in funding for the commercial sector, including in biotechnology and pharmaceutical companies that are the potential customers for our products and services, and general cost containment pressures for biomedical research may also limit our ability to sell our products and services.

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

In addition, the stock market in general, the Nasdaq National Market and the market for technology companies in particular, have all experienced significant price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Further, there has been particular volatility in the market prices of securities of life science companies. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been initiated. A securities class action suit against us could result in substantial costs, potential liabilities and the diversion of management’s attention and resources.

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

Specifically, the rights issued pursuant to our Stockholder Rights Plan will become exercisable the tenth day after any person or group announces acquisition of 15% or more of Ciphergen common stock or announces commencement of a tender or exchange offer where the consummation of which would result in ownership by the person or group of 15% or more of Ciphergen common stock. If the rights become exercisable, the holders of the rights (those other than the person acquiring 15% or more of our common stock) will be entitled to acquire in exchange for the rights’ exercise price, shares of Ciphergen common stock or shares of any company in which we are merged, with a value equal to twice the rights’ exercise price.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion about our market risk disclosure involves forward-looking statements. We are exposed to market risk related mainly to changes in interest rates. We do not invest in derivative financial instruments.

INTEREST RATE SENSITIVITY

The fair value of Ciphergen’s investments in marketable securities at September 30, 2002 was $19.5 million with a weighted-average maturity of 231 days and a weighted-average interest rate of  3.01%

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

FOREIGN CURRENCY EXCHANGE RISK

Most of our revenue is realized in U.S. dollars. However, the majority of our revenue from chromatography sorbents is realized in euros.  In addition, all our revenue in Japan is realized in Japanese yen.  As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets.  Because most of our revenue is currently denominated in U.S. dollars, an increase in the value of the U.S. dollar relative to foreign currencies could make our products less competitive in foreign markets.

The accounts of BioSepra S.A. and Ciphergen Biosystems KK are translated from the local currency to the U.S. dollar using the current exchange rate in effect at the balance sheet date for balance sheet accounts, and using the average exchange rate during the period for revenues and expense accounts. The effects of translation are recorded as a separate component of stockholders’ equity.  The net tangible assets of our non-U.S. operations, excluding intercompany debt, were $12.6 million at September 30, 2002.

The accounts of all other non-U.S. operations are remeasured to the U.S. dollar, which is the functional currency.  Accordingly, all monetary assets and liabilities of these foreign operations are translated into U.S. dollars at current period-end exchange rates, and non-monetary assets and related elements of expense are translated using historical rates of exchange.  Income and expense elements are translated to U.S. dollars using average exchange rates in effect during the period.  The gains and losses from foreign currency translation of these subsidiaries’ financial statements are recorded as other income or loss in the income statement.

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

ITEM 4.  CONTROLS AND PROCEDURES

As of September 30, 2002, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, Ciphergen’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that our  disclosure controls and procedures were effective as of September 30, 2002.  There have been no significant changes in Ciphergen’s internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2002.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are currently party to three legal proceedings.

(1)      Ciphergen Biosystems, Inc., Ciphergen Technologies, Inc. and IllumeSys Pacific, Inc. v. Molecular Analytical Systems, Inc., LumiCyte, Inc. and T. William Hutchens. On July 12, 2000, we filed a lawsuit in the Superior Court of the State of California against Molecular Analytical Systems, Inc. (“MAS”) and LumiCyte, Inc. (“LumiCyte”) requesting a declaration of our rights, including that Ciphergen has the right to sell information and service products, and requesting a preliminary injunction preventing MAS from terminating the sublicense agreements. In October 2000, we made additional claims against MAS and LumiCyte, and added T. William Hutchens as an individual defendant. Dr. Hutchens is the Chief Executive Officer of both MAS and LumiCyte, as well as a former officer and director of Ciphergen. He is presently the beneficial owner of less than 10% of Ciphergen’s outstanding common stock. Ciphergen’s action seeks, among other things, damages and injunctive relief against defendants for unfair competition, misappropriation of trade secrets, and breach of contract, as well as an injunction precluding defendants from operating in Ciphergen’s licensed markets. In October 2000, MAS and LumiCyte filed a cross-complaint against Ciphergen, Ciphergen Technologies, Inc. and IllumeSys Pacific, Inc., the three plaintiffs which filed the underlying lawsuit against MAS and LumiCyte described above. The cross-complaint alleges claims for breach of contract, intentional interference with prospective economic advantage, unfair competition, misappropriation of trade secrets and declaratory relief regarding the rights of the parties under the two technology transfer sublicense agreements between MAS and Ciphergen. The cross-complaint also seeks to terminate the sublicense agreements, to obtain injunctive relief, to prevent use of alleged trade secrets of MAS, and damages. Ciphergen and MAS have entered into an agreement that provides that MAS’s license termination notices are suspended pending the conclusion of this lawsuit. In May 2001, we amended our complaint and brought additional claims against MAS, LumiCyte and Dr. Hutchens. Trial in this action is scheduled to begin January 21, 2003.

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

(3)      On July 27, 2001, we served a demand for arbitration on T. William Hutchens under the July 28, 1998 Stock Exchange Agreement among Ciphergen, Ciphergen Technologies, Inc., Hutchens and others. The demand for arbitration asserts that Dr. Hutchens, who was a selling shareholder of Ciphergen Technologies, made representations and warranties to Ciphergen about the conduct of Ciphergen Technologies’ business and its ownership of assets that are contrary to certain claims asserted in the cross-complaint filed by MAS and LumiCyte and, therefore, that he must pay Ciphergen’s attorneys fees and indemnify Ciphergen for any losses it might incur resulting from filing of the cross-claims, regardless of their merit. The parties have agreed to stay the arbitration until the earlier August 30, 2003, or the resolution of any of several of plaintiffs’ and cross-complainants’ causes of action.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	The following exhibits have been filed with this report:

	3.2*	Amended and Restated Certificate of Incorporation of Registrant

	3.4*	Amended and Restated Bylaws of Registrant

	4.1*	Form of Registrant’s Common Stock Certificate

	4.2**	Preferred Shares Rights Agreement dated March 20, 2002 between Ciphergen Biosystems, Inc. and Continental Stock Transfer & Trust Company

	10.32	Stock Purchase Agreement dated August 30, 2002 between SC Biosciences Corporation and Ciphergen Biosystems, Inc.

	99.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Dated: November 14, 2002

CIPHERGEN BIOSYSTEMS, INC.

(Registrant)

/s/ William E. Rich, Ph.D.

William E. Rich
President, Chief Executive Officer and Director (principal executive officer)

/s/ Matthew J. Hogan

Matthew J. Hogan
Vice President and Chief Financial Officer (principal executive officer)

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 302 (a) OF THE SARBANES-OXLEY ACT OF 2002

I, William E. Rich, certify that:

1.               I have reviewed this quarterly report on Form 10-Q of Ciphergen Biosystems, Inc.;

2.               Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.               Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures and internal controls and procedures for financial reporting (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)              Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)             Designed such internal controls and procedures for financial reporting, or caused such internal controls and procedures for financial reporting to be designed under their supervision, to provide reasonable assurances that the registrant’s financial statements are fairly presented in conformity with generally accepted accounting principles;

c)              Evaluated the effectiveness of the registrant’s disclosure controls and procedures and internal controls and procedures for financial reporting as of the end of the period covered by this report (“Evaluation Date”);

d)             Presented in this report our conclusions about the effectiveness of the disclosure controls and procedures and internal controls and procedures for financial reporting based on our evaluation as of the Evaluation Date;

e)              Disclosed to the registrant’s auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function)

(i)             All significant deficiencies and material weaknesses in the design or operation of internal controls and procedures for financial reporting which could adversely affect the registrant’s ability to record, process, summarize and report financial information required to be disclosed by the registrant in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.), within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms; and

(ii)          Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls and procedures for financial reporting; and

f)                Indicated in this report any significant changes in the registrant’s internal controls and procedures for financial reporting or in other factors that could significantly affect internal controls and procedures for financial reporting made during the period covered by this report, including any actions taken to correct significant deficiencies and material weaknesses in the registrant’s internal controls and procedures for financial reporting.

Date: November 14, 2002

By:	/s/ William E. Rich

Name: William E. Rich

Title: President and Chief Executive Officer

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 302 (a) OF THE SARBANES-OXLEY ACT OF 2002

I, Matthew J. Hogan, certify that:

1.               I have reviewed this quarterly report on Form 10-Q of Ciphergen Biosystems, Inc.;

2.               Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.               Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures and internal controls and procedures for financial reporting (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)              Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)             Designed such internal controls and procedures for financial reporting, or caused such internal controls and procedures for financial reporting to be designed under their supervision, to provide reasonable assurances that the registrant’s financial statements are fairly presented in conformity with generally accepted accounting principles;

c)              Evaluated the effectiveness of the registrant’s disclosure controls and procedures and internal controls and procedures for financial reporting as of the end of the period covered by this report (“Evaluation Date”);

d)             Presented in this report our conclusions about the effectiveness of the disclosure controls and procedures and internal controls and procedures for financial reporting based on our evaluation as of the Evaluation Date;

e)              Disclosed to the registrant’s auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function)

(i)             All significant deficiencies and material weaknesses in the design or operation of internal controls and procedures for financial reporting which could adversely affect the registrant’s ability to record, process, summarize and report financial information required to be disclosed by the registrant in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.), within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms; and

(ii)          Any fraud, whether or not material, that involves management or other employees who have a significant  role in the registrant’s internal controls and procedures for financial reporting; and

f)                Indicated in this report any significant changes in the registrant’s internal controls and procedures for financial reporting or in other factors that could significantly affect internal controls and procedures for financial reporting made during the period covered by this report, including any actions taken to correct significant deficiencies and material weaknesses in the registrant’s internal controls and procedures for financial reporting.

Date: November 14, 2002

By:	/s/ Matthew J. Hogan

Name: Matthew J. Hogan

Title: Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit Title
3.2*	Amended and Restated Certificate of Incorporation of Registrant
3.4*	Amended and Restated Bylaws of Registrant
3.5**	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Ciphergen Biosystems, Inc.
4.1*	Form of Registrant’s Common Stock Certificate
4.2**	Preferred Shares Rights Agreement dated March 20, 2002 between Ciphergen Biosystems, Inc. and Continental Stock Transfer & Trust Company
10.32	Stock Purchase Agreement dated August 30, 2002 between SC BioSciences Corporation and Ciphergen Biosystems, Inc.
99.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Incorporated by reference to exhibits (with same exhibit number) to Ciphergen Biosystems’ Registration Statement on Form S-1 (File No. 333-32812) declared effective on September 28, 2000.

**Incorporated by reference to our Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on March 21, 2002.