Form 10-K
period 2002-12-31
CIPHERGEN BIOSYSTEMS INC
filed 2003-03-31
CIK 926617

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT UNDER SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-31617

CIPHERGEN BIOSYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	33-059-5156 (IRS Employer Identification No.)

Ciphergen Biosystems, Inc.
6611 Dumbarton Circle
Fremont, CA 94555
(510) 505-2100
(Address, including zip code, of registrant's principal executive offices and telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: none

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    ☒ No    ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes    ☒ No    ☐

        The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $48.0 million as of June 30, 2002, based upon the closing price on the Nasdaq National Market reported for such date. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose. The number of shares outstanding of the Registrant's common stock on March 14, 2003 was 27,352,969 shares.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Registrant's Proxy Statement for its 2003 Annual Meeting of Stockholders (the "Proxy Statement"), to be filed with the Securities and Exchange Commission, are incorporated by reference to Part III of this Form 10-K Report.

CIPHERGEN BIOSYSTEMS, INC.
FORM 10-K
INDEX

PART I

        We have made statements under the captions "Factors That May Affect Our Results", "Management's Discussion and Analysis of Financial Condition and Results of Operations", "Business" and in other sections of this Form 10-K that are forward-looking statements. You can identify these statements by forward-looking words such as "may", "will", "expect", "intend", "anticipate", "believe", "estimate", "plan", "could", "should" and "continue" or similar words. These forward-looking statements may also use different phrases. We have based these forward-looking statements on our current expectations and projections about future events. Examples of forward-looking statements include statements about projections of our future results of operations and financial condition; anticipated deployment, capabilities and uses of our products and our product development activities and product innovations; the importance of proteomics as a major focus of biology research; the ability of our products to enable proteomics research; the rate of growth within the market for protein purification products; increasing the size of our sales and marketing organization; existing and future collaborations and partnerships; our ability to operate and expand our Biomarker Discovery Centers® and secure the commercial rights to biomarkers discovered at our Biomarker Discovery Centers; our ability to expand and protect our intellectual property portfolio; increasing the future sales volumes of consumables; increasing operating costs, including sales and marketing, research and development, and general and administrative costs; anticipated future losses; expected levels of capital expenditures; increased manufacturing efficiencies and a corresponding decline in cost of revenue as a percentage of revenue; the outcome of legal proceedings; the period of time for which our existing financial resources and interest income will be sufficient to enable us to maintain current and planned operations; foreign currency exchange rate fluctuations; and the market risk of our investments.

        These statements are subject to significant risks and uncertainties, including those identified in the section of this Form 10-K entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Our Results", that could cause actual results to differ materially from those projected in such forward-looking statements due to various factors, including the Company's ability to generate significant growth in unit sales while maintaining pricing; managing our manufacturing costs, operating expenses and cash resources consistent with our plans; the ability of our ProteinChip® technology to discover protein biomarkers that have diagnostic, theranostic and/or drug development utility; the continued emergence of proteomics as a major focus of biological research and drug discovery; and our ability to protect and promote our proprietary technologies. We believe it is important to communicate our expectations to our investors. However, there may be events in the future that we are not able to accurately predict or that we do not fully control that could cause actual results to differ materially from those expressed or implied in our forward-looking statements.

ITEM 1. BUSINESS

Overview

        We develop, manufacture and market our ProteinChip Systems, which use patented Surface Enhanced Laser Desorption/Ionization ("SELDI") technology. The ProteinChip Systems enable protein discovery, characterization and assay development to provide researchers with a better understanding of biological functions at the protein level. Protein characterization is the determination of the detailed identity of a protein, including its sequence as predicted by the corresponding gene and any chemical modifications introduced after the protein is produced. Assay development is the simplification and optimization of a set of procedures to develop a method for detecting and quantifying a specific protein. Our ProteinChip Systems are novel, enabling tools in the emerging field of protein-based biology research, known as proteomics. While recent technological advances in DNA tools have substantially changed the field of genomics, the absence of enabling protein analysis tools has limited progress in proteomics research. Proteomics provides a direct approach to understanding the role of proteins in the biology of disease, monitoring disease progression and the therapeutic effects of drugs.

We believe proteomics will be a major focus of biological research by enhancing the researcher's understanding of gene function and the molecular basis of disease. In May 1999, we commercially launched our ProteinChip Biology System.

        We develop, manufacture and sell our ProteinChip System family of proteomics research equipment, which includes (i) the ProteinChip Biology System, a versatile system for protein analysis consisting of a ProteinChip Reader and ProteinChip Software; (ii) the ProteinChip Biomarker System, a system including Biomarker Patterns™ Software for advanced protein expression profiling; (iii) the ProteinChip AutoBiomarker System, a system including an Autoloader which automates array processing; (iv) the ProteinChip Tandem MS Interface for advanced identification work using tandem mass spectrometry; (v) automation accessories such as the Biomek® 2000 Workstation and an Autoloader to facilitate sample handling and increase throughput; and (vi) other associated accessories. This equipment is used in conjunction with our ProteinChip Arrays, which are consumable biochips containing chemical or biochemical binding sites. In addition, we provide associated SELDI technology contract research services through our Biomarker Discovery Centers to foster further adoption of our products and technology as an industry standard and to generate revenue by obtaining some combination of fees and commercial rights related to biomarkers discovered in our Biomarker Discovery Centers in consideration for research services. We also develop, manufacture and sell chromatography sorbents for large-scale purification of proteins and are developing novel approaches to address process proteomics, an emerging market driven by pharmaceutical company demand to produce proteins for research, development and therapeutic manufacturing purposes. We market and sell our products primarily to researchers in pharmaceutical and biotechnology companies, and academic and government research laboratories.

        Ciphergen Biosystems, Inc. was originally incorporated in California on December 9, 1993 under the name Abiotic Systems. In March 1995, we changed our corporate name to Ciphergen Biosystems and on May 23, 2000, we reincorporated in Delaware. On July 31, 2001, we acquired BioSepra S.A., a wholly-owned subsidiary of Ciphergen located near Paris, France, which is engaged in the development, manufacture and marketing of process chromatography sorbents.

        Ciphergen's revenue is derived from the sales of interrelated products and services on a worldwide basis. Although discrete components that earn revenues and incur expenses exist, significant expenses such as sales and marketing and corporate administration are not incurred by nor allocated to these operating units but rather are employed by the entire enterprise. Additionally, the chief operating decision maker evaluates resource allocation not on a product or geographic basis, but rather on an enterprise-wide basis. Therefore, we have determined that we operate in only one reportable segment, which is the protein research tools and collaborative services business.

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

        Diseases may be caused by a mutation of a gene that alters a protein directly or indirectly, or alters the gene's level of protein expression. These alterations interrupt the normal balance of proteins and create disease symptoms. A protein biomarker is a protein that is present in a greater or lesser amount in a disease state versus a normal condition. By studying changes in protein biomarkers, researchers may identify diseases prior to the appearance of physical symptoms. Researchers identify proteins by their molecular weight. In addition, researchers can utilize protein biomarkers to identify new disease pathways to be used as drug targets. Disease pathways are groups of interacting proteins that lead to disease if any one or more of the proteins is altered. Historically, researchers discovered protein biomarkers as a byproduct of basic biological disease research. This has resulted in the validation by researchers of approximately 200 protein biomarkers that are being used in commercially available clinical diagnostic products. The development of new diagnostic products has been limited by the complexity of disease states, which may be caused or characterized by several or many interacting proteins. Diagnostic products that are limited to the detection of a single protein may lack the ability to detect more complex diseases, and thus produce results that are unacceptable for practical use. Often the detection of patterns of multiple proteins has proved more useful. In recent years, the National Institutes of Health, or NIH, has recognized the importance of protein biomarkers in overcoming this problem and their usefulness in the development of new diagnostic and therapeutic products. The NIH has established a grant program (The Early Detection Research Network) to fund the discovery and clinical validation of new protein biomarkers.

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

        Currently, researchers perform proteomics research using gel electrophoresis and other protein purification and analysis products. These tools require substantial, labor-intensive sample preparation processes to enable researchers to produce enough purified proteins before identification and analysis can occur. In addition, these tools must be operated by researchers with substantial technical expertise. As a result, proteomics research has not advanced at a rate comparable to that of genomics. New tools are needed that are specifically designed to allow researchers to analyze proteins to enable protein biomarker discovery, to fully understand biological pathways and function, and ultimately to accelerate the discovery of new drugs and clinical diagnostics. Moreover, there is a bottleneck in the rapid purification of proteins from either native biological sources or from "gene to protein" biologically-manufactured proteins. Scientists must obtain proteins of interest from such sources in large quantities for basic research studies, drug discovery and development. In addition, the increasing number of biological therapeutics and monoclonal antibodies in clinical trials and in pre-clinical development is creating a shortage in production capacity for such products and an increased need to improve large-scale purification methods. Thus, there is a rapidly growing market for protein purification products extending from benchtop research to large-scale manufacturing.

The Ciphergen Solution

        We develop, manufacture and market our ProteinChip Systems, which use patented Surface-Enhanced Laser Desorption/Ionization ("SELDI") technology. The ProteinChip Systems enable protein biomarker discovery, characterization and assay development. Our ProteinChip Systems integrate the key steps of proteomics research on a single, miniaturized biochip. Our ProteinChip Systems incorporate SELDI technology on the surface of a consumable biochip, which allows researchers to capture and analyze proteins directly. Our ProteinChip Systems enable rapid, reproducible, on-chip protein expression and protein analysis from complex biological samples, such as whole blood, tissue or saliva, without separation, tagging and amplification processes and with minimal prior purification. SELDI enables protein detection and quantification by reducing signals from unwanted biomolecules that would otherwise obscure the measurement results.

        We believe our ProteinChip Systems enable researchers to identify and quantify proteins by direct molecular weight detection and measurement. Researchers can add chemicals or enzymes at any step during the process to greatly enhance the detailed knowledge gained from a set of experiments. We believe the integration of these processes enables a researcher to rapidly discover, characterize and assay proteins directly from biological samples, providing a novel technique for protein discovery and analysis compared to currently available methods. We provide these capabilities to our customers by selling them our ProteinChip Systems and/or our Biomarker Discovery Center collaboration services. We believe our ProteinChip Systems can enable protein research in the following areas:

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

  •
  Novel, High-Speed Protein Purification and Production.    Researchers seek rapid purification of proteins from either native biological sources or from "gene to protein" biologically manufactured proteins in order to conduct basic research. Drug developers need to obtain large quantities of proteins of interest for target discovery, validation and large-scale production of therapeutics. Ciphergen's ProteinChip Systems, through the application of gradient wash conditions to the chromatographic surfaces of these arrays which produces a step-wise elution of retained compounds, may allow "on-chip" optimization and purification of proteins in hours or days versus weeks or months using existing methodologies. The "on-chip" optimization method is akin to that accomplished while utilizing columns for liquid chromatography separations but the method allows for purification using only microliters of biological sample versus milliliters of biological sample, and it is thus particularly useful as "predictive protein chromatography" in large-scale production. Ciphergen's new method of purity analysis is called ProteinChip Retentate Chromatography—Mass Spectrometry (RC-MS). Moreover, Ciphergen also offers sorbents and chromatography products and services in the application of "predictive protein chromatography" or scaling up of the "on-chip" optimization and purification process achieved using RC-MS.

Our Market Opportunity

        There are several types of laboratories that perform proteomics research and development. We believe our ProteinChip System, chromatography products and Biomarker Discovery Center collaboration services can enable proteomics research in the following markets:

  •
  Basic Biology Research.    Basic biology research laboratories focus on the study of general biological processes and the understanding of the molecular basis of disease. There are over 300,000 scientists from academic and government research institutions pursuing this research worldwide. Most of the techniques used by researchers in basic biology research to study proteins are labor intensive or have limited analytical capabilities. We believe that the ease of use and problem-solving versatility of our ProteinChip Systems may enable biologists to perform proteomics research at their workstations in the laboratory.

  •
  Clinical Research and Diagnostics.    Clinical research is focused on associating clinical disease symptoms to changes in certain proteins in the disease state versus in the normal state. In doing so, researchers seek to identify markers, many of which are proteins, or patterns of multiple markers that can be used to diagnose diseases early, assess treatment response and monitor treatment progress. Currently, physicians pursuing clinical research lack a flexible, integrated, standardized tool to perform protein biomarker discovery. We believe that our ProteinChip Systems and collaborative services may enable researchers to rapidly discover protein biomarkers and to develop these biomarkers into clinical diagnostic tests.

  •
  Pharmaceutical Drug Research and Development.    A current bottleneck in drug research is secondary screening, during which drug lead candidates are validated by researchers using complex biological assays in which markers are used to assess biological responses to varying compounds, dose levels and conditions. Current assay systems often have poor specificity, are usually labor intensive and require substantial development time. In addition, over 50% of drug development failures now occur in toxicology, or the study of the negative or harmful effects of a drug, in which the availability of useful data is hampered by similar issues. We believe a lack of protein biomarkers currently limits the ability of researchers to adequately evaluate drug target function, cell pathway analysis and toxicological and therapeutic effects throughout the drug development process. We believe our ProteinChip Systems and collaborative services can substantially improve preclinical development and clinical trial effectiveness by greatly expanding the use of protein biomarkers.

  •
  Pharmaceutical Production Process.    Another current bottleneck appears in drug development and production. The most popular current method for preparative separation of proteins is liquid chromatography (LC). In LC, solid sorbents, which have complementary physicochemical properties to proteins of interest, are employed for selective adsorption. To design an LC protein separation process is not a trivial operation, however, but rather a relatively long and systematic task built essentially on a trial and error approach. The application of our ProteinChip System—the RC-MS method—is a rapid alternative method that consumes minimal sample yet predicts optimal separation conditions for large-scale LC purification of proteins from complex biological matrices. Furthermore, we can offer our BioSepra process chromatography products and services in the actual large-scale application of the preparative protein separation conditions as determined using our ProteinChip Systems.

Business Strategy

        We intend to establish our ProteinChip Systems as the enabling technology platform for protein biomarker discovery and proteomics research in the basic biological research, clinical research and diagnostics, and pharmaceutical drug discovery and development process markets. Key elements of our strategy are to:

  •
  Accelerate Awareness and Acceptance of Our ProteinChip Systems.    We intend to focus on expanding the installed base of our ProteinChip Systems with leading academic, government, pharmaceutical and clinical research laboratories to promote awareness and acceptance of our technology. In addition, we will support the use of our ProteinChip Systems through customer education and training as well as customer collaborations, such those we recently announced with Pfizer and Novartis, to increase the applications and use of our ProteinChip Arrays. Further, we intend to pursue commercialization of our products through our own sales and marketing organization in North America, Western Europe, Japan and China, and through distributors or sales representatives in selected other parts of the world, including Australia, Israel, South Korea, Malaysia, New Zealand, Singapore and Taiwan.

  •
  Expand Product Development and Innovation.    We intend to expand the scope of our product portfolio by continuously developing new products and applications based on our ProteinChip technology. We believe that by expanding the applications of our technology and products and increasing their functionality, we will promote the use and acceptance of our ProteinChip Systems by biology researchers. The ProteinChip products we are currently attempting to develop include higher performance proteomics systems and more compact, easier to use versions of our proteomics systems that can be widely used by researchers in the laboratory.

  •
  Establish and Operate Biomarker Discovery Centers.    Both directly and through partnerships, we intend to continue establishing and operating our Biomarker Discovery Centers, which provide SELDI technology-based research services. By performing contracted research projects and engaging in research collaborations, we intend not only to foster further adoption of our products and technology as an industry standard, but also to generate revenue by obtaining some combination of fees and commercial rights related to biomarkers discovered in our Biomarker Discovery Centers in consideration for research services. We believe that these biomarker discoveries, which may have diagnostic and/or therapeutic utility, could be our way of directly participating in predictive medicine. We believe that our Biomarker Discovery Centers may accelerate biomarker discovery and validation in both pharmaceutical drug discovery, toxicology and clinical trials, and in clinical research laboratories. We plan to deploy the prototypes of our next-generation ProteinChip Systems to maintain a technological advantage in our Biomarker Discovery Centers. Examples of recent research collaborations include HIV research with the Aaron Diamond AIDS Research Center, cancer research with Novartis and pulmonary disease research with Pfizer.

  •
  Expand into the Process Proteomics Market.    We intend to leverage the use of RC-MS and ProteinChip Systems to promote BioSepra's business of chromatography sorbents for large-scale purification of proteins. Ciphergen and BioSepra have integrated their sales and marketing organizations and are developing a line of products to address process proteomics, an emerging market driven by pharmaceutical company demand to produce proteins for research, development and therapeutic manufacturing purposes.

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

        The researcher generates protein expression profiles by examining the samples collected with different affinity-based ProteinChip Arrays or different stringency washes, and collecting the information under the different conditions. Using our ProteinChip Systems, researchers can compare protein expression profiles from different samples, such as disease versus normal states, and display differences in the proteins expressed. Proteins that are differently expressed in the disease versus normal state may be new, potentially relevant protein biomarkers. Researchers can then process proteins of interest on-chip to:

  •
  obtain sequence identification;

  •
  detect secondary modifications of proteins;

  •
  identify protein interactions; and

  •
  quantitatively measure protein concentrations.

Our ProteinChip Systems and Related Products

        Ciphergen's ProteinChip Systems are fully integrated platforms consisting of a ProteinChip Reader to read ProteinChip Arrays and our proprietary ProteinChip Software to analyze and manage protein-

based information. The systems are used in conjunction with consumable ProteinChip Arrays containing chemical or biochemical binding sites on a biochip.

        The ProteinChip Reader is a laser-based, molecular weight detection system designed for use with our ProteinChip Arrays. We designed our ProteinChip Reader to be used in the laboratory by basic biology researchers. Our ProteinChip Reader consists of a nitrogen laser, high-speed digital electronics, a vacuum system and a standard personal computer with our proprietary ProteinChip Software for system control and data analysis.

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

        In May 1999, we commercially launched the ProteinChip System, Series PBS II, which we now refer to as the ProteinChip Biology System. In December 2001, we announced the introduction of the ProteinChip Biomarker System which extends the capability of a ProteinChip Biology System by incorporating Biomarker Patterns™ Software and ready-to-use profiling kits. The system is designed for advanced protein expression profiling and serves as a versatile clinical proteomics platform for scientists in clinical disease and toxicological research, pharmaceutical research and development, and clinical diagnostics. In October 2002, we introduced the new ProteinChip AutoBiomarker System, which consists of a ProteinChip Biomarker System, a ProteinChip Autoloader and a Biomek® 2000 Workstation, to increase sample throughput and automate the reading of arrays.

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

        Our Biomarker Patterns Software is designed to automate pattern recognition-based statistical analysis methods to correlate protein expression patterns from clinical samples with disease phenotypes. This multivariate data analysis software solution addresses a key component of the biomarker discovery process. A major benefit of the ProteinChip platform is in the discovery and correlation of multiple biomarkers in a population of samples to rapidly validate clinical, toxicological and cell pathway pathology. As was the case in the development of DNA array technology, the flood of data produced by the instrument makes informatics tools critical to interpreting the results. This software package combined with an updated "Biomarker Wizard" module in the core ProteinChip Software package automatically identifies multiple protein peaks that correlate with phenotype differences between samples.

        Ciphergen Express™ Software is a new offering that provides a client-server, relational database system for management and analysis of ProteinChip System data. High throughput collection and analysis of multi-dimensional SELDI data requires managing data related to samples, ProteinChip Arrays, reagents and spectra. To meet this need, CiphergenExpress Software provides advanced data handling, data mining and analysis capabilities to allow rapid, automated analysis of multiple experiments over multiple conditions to identify potential biomarkers.

        Our ProteinChip Tandem MS Interface was introduced in May 2001. The ProteinChip Tandem MS Interface can be affixed to certain tandem mass spectrometers and thereby allow a researcher to gather data regarding a biological sample using both ProteinChip Arrays and tandem mass spectrometry. The ProteinChip Tandem MS Interface allows for biochip-based identification studies, epitope and phosphorylation mapping and protein interaction analyses with a tandem mass spectrometer.

        A customized version of Beckman Coulter's Biomek 2000 Workstation was first sold by us in late 2001. Available exclusively through Ciphergen, the Biomek 2000 is a device that automates liquid handling when used in combination with Ciphergen's 96- and 192-well ProteinChip Array processors. Sample throughput can be increased by five-fold or more while improving reproducibility using this robotic accessory. In addition, the Biomek 2000 can be used to perform sample fractionation procedures prior to chip binding, thus increasing the number of proteins detected from each sample.

        In addition, we offer a number of related accessories, such as bioprocessors, reagents, spin columns and assorted kits designed for proteomics research.

        ProteinChip Systems and related products contributed 94%, 75% and 62% of revenue in 2000, 2001 and 2002, respectively.

Biomarker Discovery Centers

        Our Biomarker Discovery Centers, which provide SELDI technology-based research services, and which we are operating directly and through partnerships and client relationships, foster further adoption of our products and technology as an industry standard and generate revenue by obtaining some combination of fees and commercial rights related to biomarkers discovered in our Biomarker Discovery Centers in consideration for research services. We intend to discover and characterize new protein biomarkers and patterns of biomarkers from biological samples provided by our future collaborators. We believe that our Biomarker Discovery Centers may accelerate biomarker and biomarker pattern discovery and validation in pharmaceutical drug discovery, toxicology and clinical trials, and in clinical research laboratories. We intend to deploy the prototypes of each next-generation ProteinChip System and other specialized equipment and software to maintain a technological advantage in our Biomarker Discovery Centers. In addition, we seek to obtain commercial rights related to biomarkers discovered in our Biomarker Discovery Centers.

        We believe that biomarkers and their use in diagnostics are patentable. The Biomarker Discovery Centers have established revenue and license generating project contracts with the MD Anderson Cancer Center, the Prostate Cancer Center at Eastern Virginia Medical School, The Johns Hopkins University School of Medicine, Aaron Diamond AIDS Research Center and other academic and government institutions, commercial biotechnology companies and pharmaceutical companies, including Pfizer and Novartis. These project contracts specify the types of samples that will be analyzed, outline the work to be done and specify a fee and license rights for the project. We have commercialization rights under many of these collaborations.

        Our Biomarker Discovery Centers perform agreed-upon analyses on customer samples in order to either discover biomarkers and biomarker patterns for a variety of differential classification and predictive purposes, or sequence particular proteins to obtain a probability of match between known and unknown proteins (positive identification), or a determination that the protein has not been previously identified. The terms of a project contract include our quotation of a fee for a specified analysis plan on a defined sample set. We cannot currently estimate the commercial significance of rights to biomarkers that we may acquire. Their value depends on the significance of the discovery made. We seek to be the primary licensee for medical uses of biomarkers discovered under our project contracts, although this is not always the case. We expect that our Biomarker Discovery Centers will extend the analysis capabilities of our customers, thereby increasing awareness of the range of our technologies and thereby increasing sales of our ProteinChip Systems.

        While most of our Biomarker Discovery Center contracts are fee-for-services arrangements, we had one funded research and development agreement with the Israel-U.S. Binational Industrial Research and Development Foundation ("BIRD"), which was funding research we were undertaking with Mindsense Biosystems, Ltd., using our SELDI technology to discover potential biomarkers for the diagnosis and monitoring of major depression. Our funding from BIRD will end in 2003. Revenue from the BIRD grant totaled $128,496 in 2001 and $128,572 in 2002.

        Ciphergen has sponsored research at various institutions, including Johns Hopkins University and the Eastern Virginia Medical School. We spent approximately $69,000 in 2000, $1.1 million in 2001 and $1.3 million in 2002 in the form of cash, equipment and consumables on such sponsored research.

        We have leased facilities for our Biomarker Discovery Centers in Copenhagen, Denmark, in Malvern, Pennsylvania, and as part of our headquarters facility in Fremont, California. In late 2002, Ciphergen Biosystems KK, our majority-owned subsidiary, leased facilities for a Biomarker Discovery Center in Yokohama, Japan. We have hired managerial and scientific staff for these facilities and will evaluate the establishment of additional Biomarker Discovery Centers in the future. We also provide financial and technical support for a Biomarker Discovery Center at Johns Hopkins University.

        In communications with us, Molecular Analytical Systems ("MAS") has asserted that the sublicense agreements to the SELDI technology do not extend to our providing services in proteomics to customers as we currently do, which is part of our Biomarker Discovery Center strategy. See "Legal Proceedings." We believe that the sublicense agreements do grant us the right to provide services in this manner, and we plan to continue pursuing our Biomarker Discovery Center strategy as we attempt to resolve our dispute with MAS. However, if, as a result of litigation, it should be determined that these activities at our Biomarker Discovery Centers are beyond the scope of the sublicense agreements, we may be required to cease operation of the Biomarker Discovery Centers or significantly alter their activities.

BioSepra and Our Process Chromatography and Process Proteomics Businesses

        Ciphergen's BioSepra Process Division has core technical competencies in the area of composite (organic and inorganic) material and biological separation sciences. For over 25 years, BioSepra has focused this expertise on the development and use of chromatographic sorbents for large-scale manufacturing of natural and recombinant proteins, vaccines and antibodies. BioSepra's composite chromatography sorbents combine very rigid and stable base materials with high binding efficiency hydrogels to yield products that are physically strong and chemically stable with high binding capacity and excellent separation properties. These unique composite sorbents enable biopharmaceutical manufacturers to produce biological drugs more quickly, reduce operational costs and improve product quality. The broad technology base on which these sorbents are based also allows functionalization for a wide variety of applications.

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

        Ciphergen's BioSepra Process Division has a wide range of products suitable for biopharmaceutical production. Many of BioSepra's sorbent brands such as Spherosil®, Spherodex®, Trisacryl®, Ultrogel®, HyperD® and HyperCel® are currently used in the clinical production of biopharmaceuticals, including full-scale manufacturing of FDA-registered products in both North America and Europe.

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

        Our process chromatography and process proteomics businesses contributed 0%, 14% and 26% of revenue in 2000, 2001 and 2002, respectively.

Sales and Marketing

        We have developed a direct sales force in North America, Western Europe, Japan and China. Our sales process involves on-site applications problem-solving, scientific publications, product demonstrations, seminars, exhibits, conventions and meetings, word of mouth, direct mail, advertising and the Internet. We have designed our sales process to increase market awareness of our ProteinChip Systems, Biomarker Discovery Center services and BioSepra sorbents, and promote acceptance of our products and services.

        Our sales force includes program managers, who all have sales experience, and field research scientists, most of whom have Ph.D. degrees in biology or biochemistry. Generally each program manager works with a team of two to four field scientists. The primary responsibility of the program manager is to manage sales efforts. The primary responsibility of the field research scientist is to provide solutions to biological problems for our customers and sales prospects through applications development, scientific seminars, joint scientific publications with customers and product demonstrations. In addition, the field research scientists serve as our primary field representatives for after-sales customer service and technical support. As of February 28, 2003, we had 23 program managers and 45 field research scientists.

        We formed Ciphergen Biosystems KK in Japan in January 1999 as a joint venture with Sumitomo Corporation to distribute our products in Japan. The joint venture agreement is for ten years from January 1999. We originally invested $315,000 for 30% of Ciphergen Biosystems KK. In March 1999, we signed a distribution and marketing agreement granting Ciphergen Biosystems KK the exclusive right to distribute our products in Japan for ten years, and we were paid $315,000 by Ciphergen Biosystems KK. In August 2002, we exercised our right to purchase an additional 40% at a cost of approximately $446,000, not including cash recorded from the resulting business consolidation, bringing our ownership interest in Ciphergen Biosystems KK to 70%. We are responsible for providing the Japanese joint venture with its working capital.

        We have also established relationships with distributors and sales representatives who cover Australia, Israel, South Korea, Malaysia, New Zealand, Singapore and Taiwan.

        Our sales and marketing organization as of December 31, 2002 consisted of 112 employees, 67 of whom have Ph.D. or M.D. degrees. We intend to modestly increase the size of our sales and marketing organization in North America, Western Europe, Japan and China over the next 12 months.

Geographic Information

        Information about the geographies in which we operate can be found in Part II, Item 8 of this Form 10-K in the Notes to Consolidated Financial Statements at Note 17, "Segment Information and Geographic Data."

Existing Customers

        The following is a partial list of our customers, several of which have multiple ProteinChip Systems.

Pharmaceutical and Biotechnology	Academic and Government
Abbott Laboratories	Aaron Diamond AIDS Research Center
Abgenix	Brigham and Women's Hospital
Amgen	British Columbia Cancer Agency
AstraZeneca	Brown University
Aventis	Burnham Institute
BASF	Children's Hospital of Philadelphia
Bayer	Cornell Medical School
Becton Dickinson	Dana Farber Cancer Center
Bristol-Myers Squibb	Duke Medical School
Boehringer Ingelheim	Emory University
Centocor	Harvard School of Public Health
Cephalon	Imperial Cancer Research Foundation
DSM Biologics	Imperial College Prion Unit
Eli Lilly	Indiana University-Purdue University
Genentech	INSERM
Genetics Institute	International Medical Center-Japan
GlaxoSmithKline	Johns Hopkins University School of Medicine
Human Genome Sciences	Lawrence Livermore National Laboratories
Innogenetics	Massachusetts General Hospital
Janssen Pharmaceuticals	Massachusetts Institute of Technology
Johnson & Johnson	McGill University
MDS Pharma	MD Anderson Cancer Center
MediGene	Medical College of Georgia
Merck	Medical Research Council (Cambridge)
Mitsubishi Welpharma	Mount Sinai Medical School
Neurochem	National Cancer Center-Japan
Neurogenetics	National Institutes of Health, National Cancer Institute
Novartis	Osaka University
Novo Nordisk	Pasteur Institute
Orion Pharmaceuticals	Riken Brain Science Institute
Pfizer	Rockefeller University
Pharmacia	Royal Free Hospital
Proctor & Gamble	Rutgers University
Purdue Pharmaceuticals	Stanford University
Quest Diagnostics	Tulane University Medical Center
Roche	Tokyo University
Sankyo	University of Arizona
Schering-Plough	University of California, Berkeley
Serono	University of California, Los Angeles
Sumitomo Pharmaceuticals	University of Maryland
Syngenta	University of Notre Dame
Syn-X Pharmaceuticals	University of Southern California
Takeda Chemical	University of Uppsala
Tanabe Pharmaceuticals	USEPA
Wyeth	Virginia Prostate Center
Yamanouchi Pharmaceuticals	Wright State University

        Takeda Chemical, Sumitomo Pharmaceuticals, International Medical Center-Japan, National Cancer Center-Japan, Osaka University, Riken Brain Science Institute, Tanabe Pharmaceuticals and Yamanouchi Pharmaceuticals are customers of our Japanese subsidiary, Ciphergen Biosystems KK. This joint venture accounted for approximately 5% of our revenue in 2001 and approximately 2% in 2002 prior to our acquisition of majority control. No customer accounted for more than 10% of our revenue in 2001 or 2002.

Research and Development

        Our ProteinChip System is a single technology platform, which we believe can be easily optimized for use in many markets. This flexibility allows us to rapidly introduce new applications and products that can be transferred from one field to another. We have ongoing technology development programs for our ProteinChip Arrays, materials, surface chemistries, high-density biochip formats and manufacturing processes. In applied research, we are developing new applications in differential protein expression, quantitative protein interaction assays and protein characterization. Research and development efforts related to our ProteinChip Readers include research in the automation of sample introduction, high-sensitivity detection, improvement in system resolution and quantitation. In addition, we are developing new SELDI-based accessories for high resolution, tandem mass spectrometry, whose capabilities will further enhance our ProteinChip Systems. We have also worked on improvements to the ProteinChip Tandem MS Interface to increase sensitivity significantly when compared to other laser desorption/ionization ("LDI") Qq-TOF devices. In addition, we have introduced new matrices for LDI Qq-TOF analysis to extend the utility of this approach.

        The acquisition of BioSepra and its related technologies has further allowed us to pursue new chemistry developments. Our research and development efforts have included demonstrations that proteins retained on our ProteinChip Arrays with certain chemistries and surfaces resemble the ones isolated using beads. We seek to promote and improve the prediction of ion exchange separation chromatography conditions using our ProteinChip Systems. We are also working on new developments associating beads and biochips, not only for prefractionation of proteins, but also for improved protein-protein interaction applications.

        In addition to pursuing research and development related to our research tools business, through our Biomarker Discovery Centers we are attempting to discover and validate protein biomarkers that may have diagnostic and/or therapeutic utility. These activities are more fully discussed in "Biomarker Discovery Centers" above.

Manufacturing

        We design, manufacture and distribute ProteinChip Systems and Arrays, including related instrumentation, consumables, accessories, software and services, in our Fremont, California facility, which is registered under ISO 9001:2000. For certain components of our ProteinChip Systems, we rely upon suppliers, including Stanford Research Systems, which also performs specified design services for certain components of our ProteinChip Readers. We perform final assembly and quality control on our ProteinChip Readers at our facility. We purchase extruded aluminum for our ProteinChip Arrays from a third-party supplier. External vendors etch and base coat our ProteinChip Arrays. We apply all chemistries to the ProteinChip Arrays and perform in-process and final quality control at our facility. We outsource the manufacture of ProteinChip Tandem MS Interfaces to a contract manufacturer in Reno, Nevada. We develop software for our ProteinChip Systems in-house, and provide multivariate data analysis software through an OEM arrangement with Salford Systems. We supply a robotic accessory for sample processing through an OEM arrangement with Beckman Coulter. We intend to continue and may expand the subcontracting portions of our manufacturing processes when we think it best leverages the suppliers' manufacturing expertise, reduces costs or improves our ability to meet customer demand. The raw materials and component parts required in our manufacturing operations generally are readily available. However, we use single-source suppliers for some key components and manufacturing services, and finding alternate vendors for these items could be difficult.

        Through our wholly-owned subsidiary BioSepra, we manufacture chromatography sorbents at our facility just outside Paris, France which was built in 1999 and specifically designed for the development and manufacture of sorbents. We procure raw materials from well-established chemical suppliers and from subcontractors for some unique materials. The production is performed according to our ISO 9001:2000 registered quality system standards that we intend to strive to improve continuously as required and in response to our customers' recommendations. Manufacturing and quality control are performed according to verified and approved standard operating procedures and the release of each lot is done after a quality assurance review. Plant audits are routinely provided to the QA/QC groups of large pharmaceutical manufacturers. We intend to work continually toward increasing the volume manufactured and better absorbing our overhead costs.

Intellectual Property

        Ciphergen's intellectual property includes a portfolio of owned, co-owned or licensed patents and patent applications. This portfolio increased significantly with Ciphergen's acquisition of BioSepra in July 2001. As of December 31, 2002, our patent portfolio included 28 issued United States patents, 81 pending United States patent applications and numerous pending patent applications and issued patents outside the United States. These patents and patent applications are directed to several areas of technology important to Ciphergen's business including our core SELDI technology and its applications, protein biochips, sorbents, instrumentation, software and biomarkers. The issued patents covering the SELDI and RC-MS technologies expire at various times from 2013 to 2018. The issued patents covering BioSepra's process chromatography technology expire at various times from 2012 to 2018.

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

        We are presently engaged in litigation with MAS, LumiCyte, Inc., and T. William Hutchens over the scope of our rights under the MAS sublicenses. In June 2000, MAS claimed that the operation of our Biomarker Discovery Centers and use of certain software constituted a material breach of the terms of the MAS sublicenses. MAS also threatened to terminate the sublicenses if the alleged breaches were not cured. We believe that we have not committed any material breach of the sublicense agreements. In July 2000, we filed suit against MAS asking the court, among other things, for a declaration of our exclusive rights to use the licensed technology. The specific facts and the status of this dispute with MAS are more fully described in the Factors That May Affect Our Results and Legal Proceedings sections hereof.

        We also hold licenses or options to license biomarkers developed using SELDI technology, the use of these biomarkers and related intellectual property. The institutions and companies from which we hold such licenses or options to license include, among others, Eastern Virginia Medical School, The Johns Hopkins University, Pfizer Inc., Aaron Diamond AIDS Research Center and Biosite Incorporated. Ciphergen's intellectual property portfolio also includes copyrights on our ProteinChip Software. We have a license to improve and sell Biomarker Patterns Software from Salford Systems. Ciphergen's intellectual property portfolio also includes registered U.S. trademarks for, among other things, the name "Ciphergen," our dragonfly logo and the ProteinChip mark.

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

        Our BioSepra chromatography business faces competition from established suppliers, most notably Amersham Biosciences but also including Bio-Rad Laboratories, Merck, Millipore, Tosoh and others. Amersham Biosciences is the market leader with a large market share and presence in the production of all U.S. Food and Drug Administration (FDA) recombinant drugs approved to date. Amersham Biosciences has a wide selection of products, manufacturing economies of scale and a highly trained sales force. Our future success will depend on winning over customers with superior or specialized process proteomics methods and products.

        In many instances, our competitors have or will have substantially greater financial, technical, research and other resources and larger, more established marketing, sales, distribution and service organizations than we do. Moreover, competitors may have greater name recognition than we do, and may offer discounts as a competitive tactic. Our competitors may succeed in developing or marketing technologies or products that are more effective or commercially attractive than our products, or that would render our technologies and products obsolete. Also, we may not have the financial resources, technical expertise or marketing, distribution or support capabilities to compete successfully in the future.

Environmental Matters and Laser Regulations

        International, federal, state and local requirements relating to the discharge of substances into the environment, the disposal of hazardous wastes, and the sale and use of lasers as part of our ProteinChip Readers may have an impact on our manufacturing operations and sales. We believe that we are in material compliance with applicable environmental and laser and radiological health laws and regulations. To date, compliance with regulatory requirements concerning environmental matters and lasers has been accomplished without material effect on our liquidity or capital resources. We have not made, nor do we anticipate the need to make, material capital expenditures to comply with environmental and laser and radiological health laws and regulations.

Employees

        As of December 31, 2002, we had 323 full-time employees worldwide, including 112 in sales and marketing, 108 in research and development, 69 in manufacturing and 34 in administration. Fifty-seven of these employees are employed at BioSepra. One hundred four of our employees have M.D. degrees or Ph.D. degrees in chemistry, biology or biochemistry, and many are experts in software and engineering. We have also engaged an additional 22 individuals as independent contractors. None of our U.S. employees are covered by a collective bargaining agreement, though many of our European employees are covered under national labor agreements. We believe that our relations with our employees are good. Ciphergen's success will depend in large part on our ability to attract and retain skilled and experienced employees.

Available Information

        Ciphergen routinely files reports and other information with the SEC, including Forms 8-K, 10-K and 10-Q. The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy, and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov.

        Ciphergen maintains an Internet website which includes a link to a site where copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act may be obtained free of charge as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. These materials may be accessed by accessing the website at http://www.ciphergen.com and selecting "Investors." Paper copies of these documents may also be obtained free of charge by writing to us at Ciphergen Biosystems, Inc., Investor Relations, 6611 Dumbarton Circle, Fremont, CA 94555.

ITEM 2. PROPERTIES

        Our principal facility is located in Fremont, California. The following chart indicates the facilities that we lease, the location and size of each facility and its designated use.

Location	Approximate Square Feet	Operation	Expiration Date
Fremont, California	61,000 sq. ft.	Research and development including Biomarker Discovery Center, manufacturing, marketing and sales, administration	Lease expires 2008
Malvern, Pennsylvania	3,000 sq. ft.	Biomarker Discovery Center	Lease expires 2005
Woburn, Massachusetts	3,000 sq. ft.	Process proteomics lab	Lease expires 2005
Reno, Nevada	1,000 sq. ft.	Research and development	Lease expires 2005
Fresno, California	1,000 sq. ft.	Research and development	Lease expires 2004
Cergy-St. Christophe, France	44,000 sq. ft.	Research and development, manufacturing, marketing and sales, administration	Capital lease expires 2011, at which time the property can be acquired for a nominal amount
Copenhagen, Denmark	2,000 sq. ft.	Biomarker Discovery Center, sales	Lease expires 2006
Goettingen, Germany	600 sq. ft.	Sales	Lease expires 2005
Zurich, Switzerland	600 sq. ft.	Sales	Lease expires 2007
Beijing, China	3,000 sq. ft.	Sales	Lease expires August, 2003
Guildford, England	1,000 sq. ft.	Sales	Monthly lease
Tokyo, Japan	1,000 sq. ft.	Sales, administration	Lease expires December, 2003
Yokohama, Japan	4,000 sq. ft.	Biomarker Discovery Center, sales	Lease expires 2005

        Currently, we are not subleasing any of these facilities to anyone else. We believe our existing space will be sufficient for our needs through at least the end of 2003, after which we may find it necessary to add to our facilities if warranted by our growth.

        We intend to renew the leases or find comparable space for our Beijing and Tokyo facilities when those leases expire in 2003.

ITEM 3. LEGAL PROCEEDINGS

        We are currently a party to three legal proceedings.

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

        A trial relating to these matters was scheduled to begin on March 3, 2003. However, the parties agreed jointly to remove the case from the March 3, 2003 trial calendar and have been engaged in settlement discussions. The settlement terms currently under discussion involve Ciphergen receiving a grant or assignment of rights, in exchange for Ciphergen's payment of approximately $3 million and approximately 1.25 million shares of Ciphergen common stock, as well as up to $10 million in royalties over a 10-year period. The parties would also exchange mutual releases of certain claims in connection with the settlement. In light of the business opportunities presented by settlement and the risks and uncertainties and costs associated with continued litigation, management believes that settlement on agreeable terms would enable Ciphergen to further exploit its products, technology and services, including its rapidly growing Biomarker Discovery Center services business. However, there can be no assurance that the parties will execute and deliver definitive settlement agreements on these terms, or at all.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted to a vote of the security holders during the fourth quarter of 2002.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Our common stock has been quoted on the Nasdaq National Market under the symbol "CIPH" since the effective date of our initial public offering ("IPO") on September 28, 2000. Prior to this time, there was no public market for our stock. The closing price for our common stock on March 14, 2003 was $5.00 per share. The following table sets forth the high and low sales prices per share of our common stock as reported on the Nasdaq National Market for the periods indicated.

	Sale Price
	High	Low
Fiscal 2000:
Fourth Quarter	$39.44	$9.50
Fiscal 2001:
First Quarter	13.50	3.75
Second Quarter	8.00	4.15
Third Quarter	6.66	2.06
Fourth Quarter	8.05	2.66
Fiscal 2002:
First Quarter	8.25	5.25
Second Quarter	6.93	2.57
Third Quarter	3.94	2.35
Fourth Quarter	3.85	2.68

        We currently expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. As of March 14, 2003, there were approximately 2,750 holders of our common stock.

Recent Sales of Unregistered Securities

        On July 24, 2002, we issued 49,450 shares of common stock to Stanford Research Systems at a price of $2.65 per share pursuant to a joint development agreement. The agreement provides for the issuance of Ciphergen common stock based upon the attainment of specified development milestones. Under the same agreement, we issued

  •
  25,800 shares on June 2, 2000 at $2.33 per share;

  •
  12,900 shares on November 30, 2000 at $11.00 per share;

  •
  10,750 shares on April 12, 2001 at $4.45 per share;

  •
  12,900 shares on July 9, 2001 at $5.88 per share;

  •
  17,200 shares on December 5, 2001 at $5.17 per share; and

  •
  10,750 shares on December 14, 2001 at $5.19 per share.

        The issuance of these securities was deemed to be exempt from registration, in reliance upon Section 4(2) of the Securities Act of 1933, as a transaction by an issuer not involving a public offering. Appropriate legends were affixed to the securities issued.

Securities Authorized for Issuance Under Equity Compensation Plans

        Ciphergen currently maintains three equity-based compensation plans that have been approved by the stockholders—the 1993 Stock Option Plan, which was approved by the stockholders in 1993 and is referred to as the "1993 Plan," the 2000 Stock Plan, which was approved by the stockholders in 2000 and is referred to as the "2000 Plan," and the 2000 Employee Stock Purchase Plan which was approved by the stockholders in 2000 and is referred to as the "ESPP".

  •
  1993 Plan.    Certain stock option grants remain outstanding to our officers, employees, directors and consultants under this plan. However, the authority to grant new awards under this plan terminated in 2001. The Board continues to administer this plan with respect to the options that remain outstanding.

  •
  2000 Plan.    Stock option awards may be granted under the 2000 Plan. The 2000 Plan is administered by, and each award grant must be approved by, the Board or a committee of the Board. Persons eligible to receive awards under the 2000 Plan include our officers, employees, directors and consultants. Ciphergen's non-employee directors are also eligible for certain automatic stock option grants under the 2000 plan. The Board or a committee of the Board will determine the purchase price for any shares of our common stock subject to an award under the 2000 Plan, the vesting schedule (if any) applicable to each award, the term of each award, and the other terms and conditions of each award, in each case subject to the limitations of the 2000 Plan.

  •
  ESPP.    Subject to limits, all of our officers and employees are eligible to participate in the ESPP. The ESPP generally operates in successive 6-month purchase periods. Participants in the ESPP may purchase common stock at the end of each purchase period at a purchase price equal to 85% of the lower of the fair market value of the stock at the beginning of the offering period or the end of the purchase period. The administrator of the ESPP may allow participants to contribute up to 15% of their eligible compensation to purchase stock under the plan. The ESPP plan is administered by the Board or a committee of the Board.

        In addition, we entered into a joint development agreement with Stanford Research Systems in February 1995, subsequently amended in June 2000. It provides for the issuance of Ciphergen common stock based upon the attainment of specified development milestones. We also granted warrants to an equipment financing company in 1997 and 1998 which are still outstanding. These stock grants and warrants have not been approved by the stockholders.

        Summary Table.    The following table sets forth, for each of Ciphergen's equity-based compensation plans, the number of shares of Ciphergen common stock subject to outstanding options and rights, the weighted-average exercise price of outstanding options, and the number of shares available for future award grants as of December 31, 2002.

Equity Compensation Plan Table

Plan Category	Number of Shares of Common Stock to be Issued Upon Exercise of Outstanding Options and Rights		Weighted-Average Exercise Price of Outstanding Options and Rights	Number of Shares of Common Stock Remaining Available for Future Issuance Under Equity Compensation Plans (excluding shares reflected in the first column)
Equity compensation plans approved by security holders	3,276,949	(1)	$4.64	443,586	(2)
Equity compensation plans not approved by security holders	9,010	(3)	$3.54	96,750	(4)

Total	3,285,959		$4.64	540,336

(1)
Includes outstanding stock options for 1,097,721 shares under the 1993 Plan and 2,117,683 shares under the 2000 Plan. Also includes 61,545 shares after giving effect to purchases under the ESPP for the purchase period that will end on May 1, 2003 based on participant contributions through December 31, 2002.

(2)
Includes 429,651 shares for the 2000 Plan. On January 1 of each year during the term of the 2000 Plan, the total number of shares available for award purposes under the 2000 Plan will increase by the lesser of (i) 2,150,000 shares, (ii) 5% of the outstanding shares of common stock on the last day of the immediately preceding fiscal year, or (iii) an amount determined by the Board. The aggregate number of shares available for issuance under the 2000 Plan increased by 1,100,000 shares on January 1, 2003. The data presented in this table was calculated as of December 31, 2002 and does not reflect the January 1, 2003 increase. Also includes 13,935 shares for the ESPP. On January 1 of each year during the term of the ESPP, the total number of shares available for sales under the ESPP will increase by the lesser of (i) 430,000 shares, (ii) 1% of the outstanding shares of common stock on the last day of the immediately preceding fiscal year, or (iii) an amount determined by the Board. The aggregate number of shares available for sale under the ESPP increased by 250,000 shares on January 1, 2003 and is not included in the table above.

(3)
Warrants to purchase 9,010 shares of common stock remain outstanding. These warrants expire in 2005.

(4)
96,750 shares of common stock remain issuable upon completion of development milestones by Stanford Research Systems.

ITEM 6. SELECTED FINANCIAL DATA

        The following tables reflect selected summary consolidated financial data for each of the last five fiscal years. This data should be read in conjunction with the consolidated financial statements and notes thereto, and with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-K.

	Years Ended December 31,
	2002	2001	2000	1999	1998
	(in thousands, except per share data)
Statement of Operations Data:
Revenue:
Products	$33,563	$15,742	$7,358	$3,963	$2,300
Products revenue from related parties	827	1,192	1,064	882	625
Services	4,910	2,115	513	165	8

Total revenue	39,300	19,049	8,935	5,010	2,933

Cost of revenue:
Products	10,095	5,516	2,774	1,354	843
Products revenue from related parties	334	434	587	306	225
Services	2,329	664	119	48	—

Total cost of revenue	12,758	6,614	3,480	1,708	1,068

Gross profit	26,542	12,435	5,455	3,302	1,865

Operating expenses:
Research and development	20,754	12,895	7,475	3,139	4,733
Sales and marketing	20,321	14,301	9,001	4,989	2,662
General and administrative	15,008	13,020	11,322	2,799	2,100
Amortization of intangible assets	829	650	318	365	279
Write-off of acquired in-process technology	—	1,000	—	—	—

Total operating expenses	56,912	41,866	28,116	11,292	9,774

Loss from operations	(30,370)	(29,431)	(22,661)	(7,990)	(7,909)
Interest and other income (expense), net	1,391	3,762	2,357	(56)	(143)
Income attributable to minority interest	(32)	—	—	—	—

Loss before provision for income taxes	(29,011)	(25,669)	(20,304)	(8,046)	(8,052)
Provision for income taxes	61	143	—	—	—

Net loss	(29,072)	(25,812)	(20,304)	(8,046)	(8,052)
Dividend related to beneficial conversion feature of preferred stock	—	—	(27,228)	—	—

Net loss attributable to common stockholders	$(29,072)	$(25,812)	$(47,532)	$(8,046)	$(8,052)

Basic and diluted net loss per share attributable to common stockholders(1)	$(1.08)	$(0.97)	$(4.09)	$(1.26)	$(1.62)

Weighted average shares used in computing basic and diluted net loss per share attributable to common stockholders(1)	26,965	26,512	11,635	6,397	4,970

	As of December 31,
	2002	2001	2000	1999	1998
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and investments in securities	$42,541	$77,124	$107,633	$2,799	$7,002
Working capital	47,667	70,890	108,020	1,533	6,616
Total assets	87,615	106,816	118,948	6,844	11,144
Long-term debt and capital lease obligations, including current portion	2,816	2,610	840	970	862
Convertible preferred stock and warrants	—	—	—	25,694	24,619
Total stockholders' equity (deficit)	68,354	93,229	113,152	(22,938)	(16,275)

(1)
The share and per share data shown above have been restated to reflect Ciphergen's 0.43-for-one reverse stock split, effective September 28, 2000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        We develop, manufacture and sell our ProteinChip Systems, which use patented Surface Enhanced Laser Desorption/Ionization ("SELDI") technology. The ProteinChip Systems consist of consumable ProteinChip Arrays, a ProteinChip Reader and ProteinChip Software. We market and sell our products primarily to research biologists in pharmaceutical and biotechnology companies, and academic and government research laboratories. In 1997, we acquired IllumeSys Pacific, Inc., which holds specific rights to the SELDI technology for the life science research market. Our first designed and manufactured system, the ProteinChip System, Series PBS I, was available for shipment in the third quarter of 1997. In 1997, we also established a subsidiary in the U.K. and began direct selling in Europe. During 1999, we initiated an expanded marketing program and in May began shipping the ProteinChip System, Series PBS II, the current version of which is now referred to as the ProteinChip Biology System. In 1999, we also established a joint venture with Sumitomo Corporation to distribute our products in Japan. During 2000, we began offering research services and established Biomarker Discovery Centers in Fremont, California; Copenhagen, Denmark; and Malvern, Pennsylvania.

        In 2001, we introduced the ProteinChip Biomarker System, which utilizes sophisticated third-party software to automate pattern recognition-based statistical analysis methods and correlate protein expression patterns from clinical samples with disease phenotypes. We also began selling the Biomek 2000 Workstation, a robotic accessory which is manufactured by Beckman Coulter and which has been optimized for use with our ProteinChip Biomarker System to increase sample throughput and reproducibility. In addition, we expanded our product offering with a SELDI ProteinChip interface to high-end tandem mass spectrometers, which we developed and which is manufactured for us by a third party manufacturing company in Reno, Nevada. On July 31, 2001, Ciphergen acquired the BioSepra process chromatography business from Invitrogen Corporation for approximately $12.3 million in cash and the assumption of approximately $2.2 million in debt. BioSepra S.A., a wholly-owned subsidiary of Ciphergen located near Paris, France, currently has 57 employees who develop, manufacture and market products for the large-scale process chromatography market. We have integrated the BioSepra business into our sales and marketing organization and are developing a line of products to address process proteomics, an emerging market driven by pharmaceutical company demand to produce proteins for research, development and therapeutic manufacturing purposes.

        In 2002 we opened an office in Beijing, China, hired local staff and began direct selling in China. On August 31, 2002, we increased our ownership interest in Ciphergen Biosystems KK, the Japanese joint venture we formed with Sumitomo Corporation in 1999, from 30% to 70%. Shortly thereafter, we opened a Biomarker Discovery Center at the Yokohama facility of Ciphergen Biosystems KK. In October 2002, we launched the ProteinChip AutoBiomarker System, an automated version of our ProteinChip Biomarker System which incorporates an Autoloader and a Biomek robot to increase sample throughput and automate the reading of ProteinChip Arrays.

        Since 1997, we have used our resources primarily to develop and expand our proprietary ProteinChip Systems and related consumables and to establish a marketing and sales organization for commercialization of our products. We have also used our resources to establish Biomarker Discovery Centers to provide research services to our clients and to foster further adoption of our products and technology. In addition, we acquired the BioSepra process chromatography business which expanded our proteomics products business. We also used our funds to establish a joint venture to distribute our products in Japan and to increase our ownership in the joint venture to majority control. Since our inception we have incurred significant losses and as of December 31, 2002, we had an accumulated deficit of $103.8 million.

        Our sales are currently driven by the need for better tools to perform protein discovery, characterization, purification, identification and assay development. Revenue from the sale of our ProteinChip Systems, consumable ProteinChip Arrays, and chromatography sorbents is recognized at the time of shipment, provided no significant obligations remain and collections of the receivables are deemed probable. We generally offer our customers a one-year warranty on ProteinChip Systems, ProteinChip Interfaces and accessories. We recognize revenue from ongoing maintenance contracts ratably over the period of the contracts, which is generally 12 months. Currently, most of the units of our ProteinChip System placed in the field generate a recurring revenue stream from the sale of consumables. We expect the volume of consumables purchased to increase over time as customers become increasingly familiar with the technology and adopt our ProteinChip Systems for a broader range of proteomics research programs. Revenue from Biomarker Discovery Center research contracts generally is recognized based upon the achievement of milestones.

        Our expenses, excluding stock-based compensation, have consisted primarily of costs incurred in manufacturing our ProteinChip Systems, including materials, labor and overhead costs, marketing and sales activities, research and development programs, litigation, and general and administrative costs associated with our operations. We expect our cost of revenue to increase in the future as we sell additional units of our ProteinChip System, Arrays and chromatography sorbents, but to decrease as a percent of total revenue as we gain efficiencies from spreading our fixed costs over a greater number of units. We expect our selling expenses to increase as we continue to commercialize our products and expand our sales force. We expect our research and development expenses to increase in the future as we continue to develop and improve products, and as we fund efforts at our Biomarker Discovery Centers to discover, validate and patent biomarkers that may have diagnostic and/or therapeutic utility. We expect our general and administrative expenses to increase to support the overall growth of our operations. As a result, we expect to incur losses for at least the next year. Our current level of revenue is insufficient for us to become profitable. To become profitable, we will need to increase unit sales of our ProteinChip Systems and Arrays, and chromatography sorbents.

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

        Ciphergen believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements. (See Note 1 of the Notes to Consolidated Financial Statements.)

Revenue Recognition

        We derive our revenue from primarily two sources: (i) products revenue, which includes hardware, consumables and software licenses, and (ii) services and support revenue which includes Biomarker Discovery Center services, maintenance, training and consulting revenue. As described below, significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period.

        We recognize revenue from the sales of systems and consumables when:

  •
  persuasive evidence of an agreement exists,

  •
  the price is fixed or determinable,

  •
  the product has been delivered,

  •
  no significant obligations remain, and

  •
  collection of the receivable is reasonably assured.

Delivery generally occurs when the product is delivered to a common carrier or when the customer receives the product, depending on the nature of the arrangement.

        Revenue from Biomarker Discovery Center research contracts generally is recognized based upon the achievement of substantive milestones described in the contracts. Revenue from up-front payments is deferred and recognized ratably over the expected life of the contract. Our training is billed based on published course fees and consulting services are billed based on daily rates. We generally recognize revenue as these services are performed.

        We currently provide for the estimated cost to repair or replace products under warranty at the time of sale. Payments for maintenance services are usually prepaid, and the revenue is deferred and recognized ratably over the contract term, which is generally 12 months.

        At the time of the transaction, we assess whether the price is fixed and determinable and whether or not collection is reasonably assured. We assess whether the price is fixed and determinable based on the payment terms associated with the transaction. If a significant portion of the payment is due after our normal payment terms, which are 30 to 90 days from invoice date in most countries, we treat the price as not being fixed and determinable. In these cases, we recognize revenue for the extended portions of the payment as they become due. We assess collectibility based on a number of factors, including past transaction history with the customer and the creditworthiness of the customer. We do not request collateral from our customers. If we determine that collection of a payment is not reasonably assured, we defer the revenue until the time collection becomes reasonably assured, which is generally upon receipt of cash.

        For all sales, except for small amounts of consumables, we use a binding purchase order as evidence of an arrangement. Sales through our distributors are evidenced by a master agreement governing the relationship together with binding purchase orders on a transaction by transaction basis.

        For arrangements with multiple elements (for example, undelivered software maintenance and support), we allocate revenue to each component of the arrangement using the fair values of the elements. Fair values for ongoing maintenance are based upon separate sales of renewals to other customers. Fair values for services, such as training or consulting, are based upon separate sales by us of those services to other customers. We defer revenue attributable to any undelivered elements and subsequently recognize the revenue as those goods or services are delivered.

Allowance for Doubtful Accounts

        We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. These reserves are determined by (1) analyzing specific customer accounts that have known or potential collection issues, and (2) reviewing the length of time receivables are outstanding and applying historical loss rates to the aging of the accounts receivable balances. If the financial condition of Ciphergen's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances would be required.

Inventory Reserves

        We write down our inventory for estimated excess and obsolete inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand, market conditions and the release of new products that will supersede older ones. Such estimates are difficult to make under current volatile economic conditions. Reviews for excess inventory are done on a quarterly basis and required reserve levels are calculated with reference to our projected ultimate usage of that inventory. In order to determine the ultimate usage, we take into account recent sales forecasts, historical experience, projected obsolescence and our current inventory levels. Our marketing department plays a key role in our inventory review process by providing updated sales forecasts and managing new product introductions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Valuation of Long-Lived Assets Including Acquired Intangible Assets

        We review long-lived assets, which include property, plant and equipment and acquired identifiable intangibles, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment evaluations involve management estimates of the useful lives of the assets and the future cash flows they are expected to generate. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset (if any) are less than the carrying value of the asset. This approach also uses our estimates of future market growth, forecasted revenue and costs and appropriate discount rates. Actual useful lives, cash flows and other factors could be different from those estimated by management and this could have a material effect on our operating results and financial position. When impairment is identified, the carrying amount of the asset is reduced to its estimated fair value. Deterioration of our business in a geographic region or within a business segment in the future could also lead to impairment adjustments as such issues are identified.

Goodwill Impairment

        We perform goodwill impairment tests on an annual basis and more frequently when events and circumstances occur that indicate a possible impairment of goodwill. In determining whether there is an impairment of goodwill, we calculate the estimated fair value of the reporting unit in which the goodwill is recorded using a discounted future cash flow method. We then compare the resulting fair value to the net book value of the reporting unit, including goodwill. If the net book value of a reporting unit exceeds its fair value, we measure the amount of the impairment loss by comparing the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. To the extent that the carrying amount of a reporting unit's goodwill exceeds its implied fair value, we recognize a goodwill impairment loss. We performed our annual impairment test in 2002 and we determined that no impairment had occurred. The discounted future cash flow method used in the first step of our impairment test involves significant estimates including future cash inflows from estimated revenues, future cash outflows from estimated project cost and general and administrative costs, estimates of timing of collection and payment of various items and future growth rates as well as discount rate and terminal value assumptions. Although we believe the estimates and assumptions that we used in testing for impairment are reasonable and supportable, significant changes in any one of these assumptions could produce a significantly different result.

Warranty Reserves

        We accrue for warranty costs based on historical trends in product failure rates and the expected material and labor costs to provide warranty services. If we were to experience an increase in warranty claims compared with our historical experience, or if costs of servicing warranty claims were greater than the expectations on which the accrual had been based, our gross margins could be adversely affected.

Contingencies

        We are subject to legal proceedings related to intellectual property licensing matters. Based on the information available at the balance sheet dates and through consultation with our legal counsel, we assess the likelihood of any adverse judgments or outcomes to these matters, as well as potential ranges of probable loss. If losses are probable and reasonably estimable, we will record a reserve in accordance with Statement of Financial Accounting Standards No. 5 ("SFAS 5"), "Accounting for Contingencies". Any reserves recorded may change in the future due to new developments in each matter.

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

Results of Operations

Comparison of Years Ended December 31, 2002, 2001, and 2000

Revenue

        Product revenue was $34.4 million in 2002, $16.9 million in 2001 and $8.4 million in 2000. The 103% increase in product revenue from 2001 to 2002 was primarily the result of increased unit sales of ProteinChip Systems and Arrays, and increased purchases of higher-end configurations, aided by the increase in the size of our sales force, new product offerings and increased market acceptance of SELDI technology, as well as increased chromatographic sorbents revenue for BioSepra. BioSepra revenue was included for only five months of 2001 following its acquisition on July 31, 2001. Product revenue would have grown approximately 70% if BioSepra revenue was excluded for both 2002 and 2001. The 101% increase in product revenue from 2000 to 2001 was due to a number of factors including the acquisition of BioSepra and increased unit sales of ProteinChip Systems and Arrays. Excluding the BioSepra acquisition, product revenue would have grown approximately 70% from 2000 to 2001.

        Service revenue was $4.9 million in 2002, $2.1 million in 2001, and $513,000 in 2000. The 132% increase in service revenue from 2001 to 2002 was primarily due to an increase in revenue from maintenance contracts driven by growth in our installed base, as well as an increase in revenue from collaboration services handled through our Biomarker Discovery Centers. The 312% increase from 2000 to 2001 was driven by increased revenue from collaboration services handled through our Biomarker Discovery Centers, as well as an increase in revenue from maintenance contracts.

        We expect to see overall revenue growth of approximately 65-80% in 2003, for total forecasted 2003 revenue of $65-70 million. Based primarily on the seasonality we've experienced in the last three years, we would expect approximately 18% of annual revenues to be in the first quarter, 22% in the second quarter, 27% in the third quarter and 33% in the fourth quarter.

Cost of Revenue

        Cost of product revenue was $10.4 million in 2002, $6.0 million in 2001, and $3.4 million in 2000. The 75% increase in cost of product revenue from 2001 to 2002 resulted from an increase in unit sales of our ProteinChip Systems and Arrays, as well as increased sales volume of chromatography sorbents for BioSepra. BioSepra's cost of revenue was included for only five months of 2001 following its acquisition on July 31, 2001. The gross margin for product revenue increased from 65% in 2001 to 70% in 2002. This improvement, including an improved gross margin at BioSepra, was largely due to manufacturing efficiencies as production volumes of ProteinChip Systems, Arrays and BioSepra sorbents increased. The 77% increase in cost of product revenue from 2000 to 2001 resulted from an increase in unit sales of our ProteinChip Systems and Arrays, as well as the inclusion of the sales of chromatography sorbents from BioSepra. The gross margin for product revenue increased from 60% in 2000 to 65% in 2001. This improvement was largely due to manufacturing efficiencies as unit volumes of our ProteinChip Systems and Arrays increased, partially offset by the inclusion of BioSepra, which had a lower gross margin. Stock-based compensation expense in cost of product revenue was $124,000 in 2002, $232,000 in 2001, and $269,000 in 2000.

        Cost of service revenue was $2.3 million in 2002, $664,000 in 2001, and $119,000 in 2000. From 2001 to 2002, cost of service revenue increased 251% due to increased field service costs to provide service for a greater number of maintenance contracts, and increased collaboration expenses at our Biomarker Discovery Centers. The gross margin for service revenue decreased from 69% in 2001 to 53% in 2002 due to an increase in staffing needed to expand the capacity of our field service force. The number of field service engineers effectively grew by more than 80% from 2001 to 2002. We experienced higher-than-usual field service costs related to new products and we also experienced a slightly lower overall gross margin for Biomarker Discovery Center collaborative service projects in 2002. From 2000 to 2001, cost of service revenue increased 458% due to increased collaboration expenses at our Biomarker Discovery Centers and increased field service costs to provide service for a greater number of maintenance contracts. The gross margin decreased from 77% in 2000 to 69% in 2001 due to an increase in staffing needed to expand the capacities and capabilities of our Biomarker Discovery Centers and field service force.

        We expect our overall gross margin to be in the 68-70% range during 2003.

Operating Expenses

Research and Development

        Research and development expenses were $20.8 million in 2002, $12.9 million in 2001, and $7.5 million in 2000. From 2001 to 2002, research and development expenses increased 61% primarily due to a 62% increase in headcount, exclusive of the BioSepra acquisition, thereby increasing payroll and related costs approximately $4.2 million. Collaboration and consulting expenses associated with research and development projects, including Biomarker Discovery Center activities, increased approximately $1.7 million. The cost of materials and supplies used in our labs, as well as expensed equipment and depreciation on capital equipment, increased $1.4 million as we devoted more resources to new and ongoing projects. The inclusion of BioSepra for a full year also added to our research and development expenses. These increases were partially offset by a decline of $756,000 in stock-based compensation expense. One non-cash milestone payment to Stanford Research Systems in the form of a stock grant totaling $131,000 was made in 2002 as compared to stock grants to Stanford Research Systems in 2001 totaling $268,000.

        From 2000 to 2001, research and development expenses increased 73%, due in part to a 47% increase in staffing, exclusive of the BioSepra acquisition, thereby increasing payroll and related costs approximately $2.5 million. The cost of materials and supplies used in our labs, as well as expensed equipment and depreciation on capital equipment, increased $1.3 million as we devoted more resources to new and ongoing projects. Expenses associated with our Biomarker Discovery Center collaborations, such as the one we have with the Johns Hopkins University School of Medicine, increased approximately $1.1 million, while facilities costs attributable to research and development increased about $675,000. The acquisition of BioSepra added roughly $467,000 to our research and development expenses. Stock-based compensation expense in research and development expenses decreased by $1.1 million from 2000 to 2001. Four non-cash milestone payments to Stanford Research Systems in the form of stock grants totaling $268,000 were made in 2001. Two non-cash milestone payments to Stanford Research Systems in the form of stock grants totaling $521,000 were made in 2000.

        Stock-based compensation expense in research and development expenses was $95,000 (including the $131,000 in milestone payments described above) in 2002, $851,000 in 2001 (including the $268,000 in milestone payments described above), and $2.0 million in 2000 (including the $521,000 in milestone payments described above). Certain stock-based compensation expense was reversed in 2002 due to the cancellation of stock options for a consultant whose service to Ciphergen ended during the period.

        We expect research and development expenses to increase in 2003 as we develop new instruments, chip surfaces and sorbents, and as we increase activities through our Biomarker Discovery Centers to discover, validate and patent biomarkers.

Sales and Marketing

        Sales and marketing expenses were $20.3 million in 2002, $14.3 million in 2001, and $9.0 million in 2000. From 2001 to 2002, sales and marketing expenses increased 42%, largely due to higher payroll-related costs as a result of an 18% increase in the sales and marketing staff, exclusive of the BioSepra and Ciphergen Biosystems KK acquisitions, thereby increasing payroll and related costs approximately $3.1 million. The cost of materials and supplies used in the field, as well as travel, consulting and promotional activities increased $2.0 million as we increased our sales activities. The inclusion of BioSepra and Ciphergen Biosystems KK also added approximately $1.6 million to our sales and marketing expenses. These increases were partially offset by a decline of $521,000 in stock-based compensation expense. From 2000 to 2001, sales and marketing expenses increased 59%, largely driven by payroll and related costs from an 81% increase in the sales and marketing staff and an increase in promotional activities as new products were introduced. These increases were partially offset by a decline in stock-based compensation expense of $476,000 from 2000 to 2001. Stock-based compensation expense in sales and marketing expenses was $398,000 in 2002, $919,000 in 2001, and $1.4 million in 2000. We expect sales and marketing expenses to increase in 2003 as we continue to grow our sales force and increase our promotional activities.

General and Administrative

        General and administrative expenses were $15.0 million in 2002, $13.0 million in 2001, and $11.3 million in 2000. From 2001 to 2002, general and administrative expenses increased 15%, largely driven by higher legal and patent fees of $1.4 million and by a 17% increase in the administrative staff, exclusive of the BioSepra acquisition, thereby increasing payroll and related costs approximately $692,000. The inclusion of BioSepra also added to our general and administrative expenses. These increases were partially offset by a decrease of $1.3 million in stock-based compensation expense. From 2000 to 2001, general and administrative expenses increased 15%, largely driven by an increase in legal and patent fees of $2.1 million. In addition, payroll and related expenses increased $1.0 million as the administrative staff grew 53%, exclusive of the BioSepra acquisition. The BioSepra acquisition added $95,000 to our general and administrative expenses. Costs related to being a public company, such as investor and public relations, increased approximately $900,000. Facilities costs attributable to administration increased $295,000, while costs associated with the recruiting of new staff increased $273,000. These were partially offset by a decline in stock-based compensation of $3.3 million. Stock-based compensation expense in general and administrative expenses totaled $1.6 million in 2002, $2.9 million in 2001, and $6.2 million in 2000. We expect general and administrative expenses to increase in 2003 as we add necessary infrastructure to support increased activity and complexity.

Amortization of Intangible Assets

        Amortization of intangible assets was $829,000 in 2002, $650,000 in 2001, and $318,000 in 2000. From 2001 to 2002, amortization of intangible assets increased 28% due to the amortization of acquired completed technology and patents related to our acquisition of BioSepra on July 31, 2001. From 2000 to 2001, amortization of intangible assets increased 104% due to the amortization of acquired completed technology and patents related to our acquisition of BioSepra on July 31, 2001. We adopted Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and other Intangible Assets," on January 1, 2002, and therefore the amortization of goodwill recorded for earlier business combinations ceased upon the adoption date.

Write-Off of Acquired In-Process Technology

        In connection with the purchase of BioSepra, we recorded a $1.0 million charge to acquired in-process technology in 2001. The amount was determined by identifying research projects for which technological feasibility had not been established and no alternative future uses existed. The value of the projects identified to be in progress was determined by estimating the future cash flows of the product and discounting those net cash flows back to their present value at a discount rate consistent with the inherent risk of the particular project. The net cash flows from the identified in-process projects were expected to commence at various times from 2002 to 2004 and included estimates of research and development costs needed to bring each project from its current state of development to a point of commercial feasibility. The cash flows were based on expected future revenues, cost of revenues, selling, general and administrative costs, research and development costs needed to maintain the project throughout its life cycle, and applicable income taxes for the projects. The discount rates used in the present value calculations were derived from the weighted-average cost of capital of BioSepra and adjusted upward to reflect additional risks inherent in the development life cycle of the particular project. Such discount rates ranged between 19% and 25% for all projects. Development of the technologies remains a risk to us due to factors including the remaining effort to achieve technological feasibility, rapidly changing customer markets and competitive threats from other companies.

Interest and Other Income (Expense), net

        Interest income was $1.5 million in 2002, $4.1 million in 2001, and $2.6 million in 2000. The decrease from 2001 to 2002 was due to a decrease in investment balances and lower interest rates. The increase from 2000 to 2001 was due to larger average investment balances resulting from the net proceeds of our initial public offering in September 2000.

        Interest expense was $152,000 in 2002, $150,000 in 2001, and $170,000 in 2000. The increase from 2001 to 2002 was due to the addition of the debt of Ciphergen Biosystems KK. The decrease from 2000 to 2001 was due to declining debt balances in 2001 prior to the addition of the debt acquired with BioSepra.

        Other income (expense) was $0 in 2002, ($201,000) in 2001 and $27,000 in 2000. The increase of $201,000 from 2001 to 2002 was mainly due to a reduction in Delaware franchise tax liability. The majority of the decrease of $228,000 from 2000 to 2001 was due to Delaware franchise tax as a result of reincorporating in that state.

        We recorded our 30% share of the loss incurred by Ciphergen Biosystems KK, totaling $0 in 2002, $12,000 in 2001 and $144,000 in 2000, as equity in net loss of joint venture. Our share of the net loss for Ciphergen Biosystems KK was an additional $62,000 for 2002 and $142,000 for 2001, but we were limited to our cost basis for recording losses from this joint venture under the equity method of accounting for investments.

        Subsequent to our acquisition of majority control of Ciphergen Biosystems KK on August 31, 2002, we attributed $32,000 of the joint venture's income to SC BioSciences' (a subsidiary of Sumitomo Corporation) minority interest.

Income Taxes

        We have incurred net losses since inception and consequently are not subject to corporate income taxes in the United States to the extent of our tax loss carryforwards. At December 31, 2002 we had net operating loss carryforwards of approximately $82.4 million for federal and $25.6 million for state tax purposes. If not utilized, these carryforwards will begin to expire beginning in 2009 for federal purposes and 2003 for state purposes. We have research credit carryforwards of approximately $2.1 million and $1.9 million for federal and state tax purposes, respectively. If not utilized, the federal carryforwards will expire in various amounts beginning in 2009. The California credit can be carried forward indefinitely. The utilization of net operating loss carryforwards to reduce future income taxes will depend on our ability to generate sufficient taxable income prior to the expiration of the net operating loss carryforwards. In addition, the maximum annual use of the net operating loss carryforwards may be limited in situations where changes occur in our stock ownership.

        We incur income tax liabilities in most of the other countries in which we operate. We have used net operating loss carryforwards to minimize our income tax liability in France. We expect to use up these net operating loss carryforwards before the end of 2003, resulting in higher French income tax liabilities in the future.

Liquidity and Capital Resources

        From inception through December 31, 2002, we have financed our operations principally with $76.8 million from the sales of products and services to customers and with net equity financings totaling approximately $145.8 million. This includes the $92.4 million initial public offering in September 2000 and the $26.9 million Series E Preferred Stock financing in March 2000. We had cash, cash equivalents and investments in marketable securities of $42.5 million and working capital of $47.7 million at December 31, 2002. Long-term debt and capital lease obligations at December 31, 2002 were $2.8 million compared to $2.6 million at December 31, 2001. This increase is attributable to the acquisition of Ciphergen Biosystems KK and the assumption of $376,000 of related debt.

        Net cash used in operating activities was $27.2 million in 2002, which was primarily the result of net operating expenses. We expect net cash used in operating activities to decrease in 2003 as our revenue increases. We currently believe that current cash resources will be sufficient to meet our anticipated financial needs for at least the next two years.

        Net cash provided by investing activities was $7.4 million in 2002, which consisted of net maturities of investment securities of $10.9 million and cash acquired upon acquisition of Ciphergen Biosystems KK of $1.3 million, partly offset by property and equipment purchases of $4.4 million. We also used $446,000 to purchase additional common stock of Ciphergen Biosystems KK. We expect to acquire additional capital equipment on an ongoing basis as we add staff, increase capacity and improve capabilities. We anticipate capital expenditures of approximately $5.0 to $6.0 million in 2003.

        Net cash used in financing activities was $3.8 million in 2002, largely as a result of repayments of Ciphergen Biosystems KK short-term debt.

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

        The following summarizes Ciphergen's contractual obligations at December 31, 2002, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands).

	Total	Less than 1 Year	1-3 Years	4-5 Years	Beyond 5 Years
Contractual obligations:
Capital lease obligations	$2,966	$544	$728	$622	$1,072
Non-cancelable operating lease obligations	19,685	3,886	7,305	6,558	1,936

Total contractual cash obligations	$22,651	$4,430	$8,033	$7,180	$3,008

        Ciphergen has complied with all covenants or other requirements set forth in its credit agreements.

Recent Accounting Pronouncements

        In November 2002, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 45 ("FIN45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity's product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements ending after December 15, 2002. We are currently assessing the impact, if any, of adopting this standard.

        In November 2002, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We are currently assessing the impact, if any, of adopting this standard.

        In December 2002, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure." SFAS No. 148

provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The interim disclosure requirements are effective for interim periods ending after December 15, 2002. We have no current plans to change our method of accounting for employee stock-based compensation. We have complied with the annual disclosure requirement in our 2002 consolidated financial statements.

        In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. We are currently assessing the impact, if any, of adopting this standard.

FACTORS THAT MAY AFFECT OUR RESULTS

We expect to continue to incur net losses in 2003 and the early part of 2004. If we are unable to significantly increase our revenues, we may never achieve profitability.

        From our inception in December 1993 through December 31, 2002, we have generated cumulative revenue of approximately $76.8 million and have incurred net losses of approximately $103.8 million. We have experienced significant operating losses each year since our inception and expect these losses to continue for at least the next year. For example, we experienced net losses of approximately $29.1 million in 2002, $25.8 million in 2001 and $20.3 million in 2000. Our losses have resulted principally from costs incurred in research and development, sales and marketing, litigation, and general and administrative costs associated with our operations. These costs have exceeded our revenue, which, to date, has been generated principally from product sales. We expect to incur additional operating losses and these losses may be substantial as a result of increases in expenses for manufacturing, marketing and sales, research and product development, and general and administrative costs. We may never achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

If we are unable to further establish the utility of our products, our products and services may not achieve market acceptance.

        The commercial success of our ProteinChip Systems and Arrays and chromatography sorbents depends upon validating their utility for important biological applications and increasing their market acceptance by researchers in pharmaceutical and biotechnology companies, academic and government research centers and clinical reference laboratories. If our products are not demonstrated to be more effective in providing commercially useful protein information than other existing technologies, it could seriously undermine market acceptance of our products and reduce the likelihood that we will ever achieve profitability.

If we are unable to attract additional clients for our Biomarker Discovery Centers and satisfy these clients, we may not be successful in furthering adoption of our products and technology and achieving profitability.

        An element of our business strategy is to operate Biomarker Discovery Centers in part through partnerships with academic and government research centers, and pharmaceutical and biotechnology companies. Although we are currently in negotiation with potential partners and clients, to date we have entered into only a few such arrangements. Failure to enter into additional arrangements or expand existing relationships could limit adoption of our products and prevent us from achieving profitability.

If we fail to successfully continue to develop and commercialize our products, our revenue will not increase, we will not achieve profitability, and we may not be able to successfully maintain and grow a profitable chromatography-based protein purification business.

        Our success depends on our ability to continue to develop and expand commercial sales of our ProteinChip Systems, including our ProteinChip Arrays. We may encounter difficulties in producing our ProteinChip Systems or we may not be able to produce them economically, we may fail to achieve expected performance levels, or we may have to set prices that hinder wider adoption by customers. We may not be able to successfully develop and commercialize our ProteinChip Systems or any other products on a timely basis, achieve anticipated performance levels, gain industry acceptance of such products, successfully combine chromatography product expertise with ProteinChip technology or develop a profitable business.

If we fail to continue to develop the technologies we base our products on, we may not be able to successfully foster further adoption of our products and services as an industry standard, develop new product offerings or generate revenue by obtaining commercial rights related to biomarker discoveries.

        The technologies we use for our ProteinChip Systems and for our chromatographic sorbents are new and complex technologies which are subject to change as new discoveries are made. New discoveries and further progress in our field are essential if we are to maintain and expand the adoption of our product offerings. Development of these technologies remains a substantial risk to us due to various factors including the scientific challenges involved, our ability to find and collaborate with others working in our field, and competing technologies which may prove more successful than ours.

If we are unable to maintain our licensed rights to the SELDI technology, we may lose the right to produce ProteinChip Systems and products based on the SELDI technology and the right to provide services and information related thereto.

        Our commercial success depends on our ability to maintain our sublicenses to the SELDI technology. In July 2000, in response to MAS' claims that we had materially breached the sublicense agreements and its threat to terminate the sublicense agreements, we filed a lawsuit against MAS and LumiCyte requesting a declaration of our rights, including that we have the right to sell information and service products, and requesting a preliminary injunction preventing MAS from terminating the sublicense agreements. In October 2000, we made additional claims against MAS and LumiCyte and added Dr. T. William Hutchens as an individual defendant. Hutchens is the Chief Executive Officer of both MAS and LumiCyte, as well as a former officer and director of Ciphergen. He is presently the beneficial owner of less than 10% of Ciphergen's outstanding common stock. In October 2000, MAS and LumiCyte filed cross-claims against Ciphergen and its subsidiaries. In May 2000, we amended our complaint and brought additional claims against MAS, LumiCyte, and Hutchens. We believe that our causes of action have merit and we intend to pursue the litigation aggressively if a settlement cannot be reached. Although we believe that the resolution of the litigation will not harm our ability to continue to pursue our business and strategy, litigation is unpredictable and we may not prevail. The court may determine that LumiCyte or others possess exclusive rights to provide information products and service products that we have offered or may seek to offer as part of our business. The sublicense agreements referred to above provide for termination in the event of material breach. Therefore, if we do not prevail in our cause of action, and if the court determines that we have materially breached the sublicense agreements, there is a risk that the sublicense agreements could be terminated. Substantially all of our revenue is derived from products relying on technology covered by the sublicense agreements. If the agreements were terminated and we were unable to obtain a license to these rights, we would be precluded from selling any SELDI-based products within the scope of the Baylor patents, we would no longer generate revenue from the sale of these products and we would have to revise our business direction and strategy. See "Legal Proceedings."

If our BioSepra Process Division fails to develop new products, we may not be able to grow or maintain this operation in the face of larger entrenched competitors.

        While the market is large and growing for chromatographic processes, BioSepra's potential customers may remain with the entrenched suppliers they currently use. BioSepra will need to develop new products and look to replace entrenched suppliers by offering superior products. Customers having to separate proteins have traditionally been slow to adopt new technologies, even when those new technologies offer considerable advantages over existing, proven approaches. Even if BioSepra chromatography products and services are more efficient and of higher quality than alternatives, conservative customers may favor established products and companies.

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

        The successful commercial research application of our products requires that they enable researchers to process and analyze large volumes of data and to integrate the results into other phases of their research. The nature of our software enables a level of integration and analysis that is adequate for many projects. However, if we do not continue to develop and improve the capabilities of our ProteinChip Software to perform more complex analyses of customer samples and to meet increasing customer expectations, our products may not increase their market acceptance, we may lose our current customers and we may be unable to develop a profitable business.

If we do not effectively manage growth, management attention could be diverted and our ability to increase revenue and achieve profitability could be harmed.

        We are rapidly and significantly expanding our operations, which is placing a significant strain on our financial, managerial and operational resources. For example, over the last two years we have increased our worldwide sales force and other personnel significantly, with plans for further expansion, and have established Biomarker Discovery Centers with plans to expand their scope and volume of activity. These changes could divert management attention or otherwise disrupt our operations. In order to achieve and manage this growth effectively, we must continue to improve and expand our operational and financial management capabilities and resources. Moreover, we will need to effectively train, integrate, motivate and retain our employees. Our failure to manage our growth effectively could damage our ability to increase revenue and become profitable.

Because our business is highly dependent on key executives and scientists, our inability to recruit and retain these people could hinder our business expansion plans.

        Ciphergen is highly dependent on its executive officers and its senior scientists and engineers. Our product development and marketing efforts could be delayed or curtailed if we lose the services of any of these people. To expand our research, product development and sales efforts, we need additional people skilled in areas such as bioinformatics, biochemistry, information services, manufacturing, sales, marketing and technical support. Competition for qualified employees is intense. We will not be able to expand our business if we are unable to hire, train and retain a sufficient number of qualified employees.

If we are unable to successfully expand our limited manufacturing capacity for ProteinChip Readers and Arrays and BioSepra sorbents, we may encounter manufacturing and quality control problems as we increase our efforts.

        We currently have only one manufacturing facility at which we produce limited quantities of our ProteinChip Arrays and ProteinChip Readers, and one manufacturing facility at which we produce chromatography sorbents. Some aspects of our manufacturing processes may not be easily scalable to allow for production in larger volumes, resulting in higher than anticipated material, labor and overhead costs per unit. As a result, manufacturing and quality control problems may arise as we increase our level of production. We may not be able to increase our manufacturing capacity in a timely and cost-effective manner and we may experience delays in manufacturing new products. If we are unable to consistently manufacture our products on a timely basis because of these or other factors, we will not be able to meet anticipated demand. As a result, we may lose sales and fail to generate increased revenue and become profitable.

We may experience failure rates for our ProteinChip Systems and Arrays, and for related accessories, that are higher than we anticipated, particularly for newer products being introduced.

        Our products and the components used in our products are based on complex technologies. If the failure rates for our products are higher than anticipated, we may experience increased warranty claim activity and increased costs associated with servicing those claims. We may also find it necessary to increase our warranty accrual, resulting in a decreased gross profit.

We face intense competition in our current and potential markets and if our competitors develop new technologies or products, our products may not achieve market acceptance and may fail to capture market share.

        Competition in our existing and potential markets is intense and we expect it to increase. Currently, our principal competition comes from other technologies that are used to perform many of the same functions for which we market our ProteinChip System. The major technologies that compete with our ProteinChip System are liquid chromatography-mass spectrometry and 2D-gel electrophoresis-mass spectrometry. In the life science research market, protein research tools and services are currently provided by a number of companies. In the large-scale chromatography market, there are several larger direct competitors. In many instances, Ciphergen's competitors may have substantially greater financial, technical, research and other resources and larger, more established marketing sales distribution and service organizations. Additionally, our potential customers may internally develop competing technologies. If we fail to compete effectively with these technologies and products, or if competitors develop significant improvements in protein detection systems, develop systems that are easier to use, or introduce comparable products that are less expensive, our products may not achieve market acceptance and our sales may decrease.

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

We rely on single-source suppliers for many components of our ProteinChip Systems, processing services for our ProteinChip Arrays and raw materials for our chromatography sorbents, and if we are unable to obtain these components and raw materials, we would be harmed and our operating results would suffer.

        We depend on many single-source suppliers for the necessary raw materials and components required to manufacture our products. We also rely on some single-source subcontractors for certain outsourced manufacturing services. Some of these suppliers are small companies without extensive financial resources. Because of the limited quantities of products we currently manufacture, it is not economically feasible to qualify and maintain alternate vendors for most components of our ProteinChip Readers, processing services for our ProteinChip Arrays and many raw materials for our chromatography sorbents. We have occasionally experienced delays in receiving raw materials, components and services, resulting in manufacturing delays. If we are unable to procure the necessary raw materials, components or services from our current vendors, we will have to arrange new sources of supply and our raw materials and components shipments could be delayed, harming our ability to manufacture our products, and our ability to sustain or increase revenue could be harmed. As a result, our costs could increase and our profitability could be harmed.

We utilize technology in our ProteinChip Tandem MS Interfaces on which Applied Biosystems/MDS Sciex has patent rights.

        If we are unable to maintain or extend our agreement with Applied Biosystems/MDS Sciex which permits us to utilize technology covered under their patents and sell our ProteinChip Tandem MS Interfaces, we will not be able to continue to sell this product and we will lose a revenue stream which constituted approximately 3% of our revenue in 2002.

If there are reductions in research funding, the ability of our existing and prospective customers to purchase our products could be seriously harmed.

        A significant portion of our products are sold to universities, government research laboratories, private foundations and other institutions where funding is dependent upon grants from government agencies, such as the National Institutes of Health. Government funding for research and development has fluctuated significantly in the past due to changes in congressional appropriations. Research funding by the government may be significantly reduced in the future. Any such reduction may seriously harm the ability of our existing and prospective research customers to purchase our products or reduce the number of ProteinChip Arrays used. Limitations in funding for commercial, biotechnology and pharmaceutical companies and academic institutions that are the potential customers for our ProteinChip Systems and Arrays, and general cost containment pressures for biomedical research may limit our ability to sell our products and services.

Business interruptions could limit our ability to operate our business.

        Our operations as well as those of the collaborators on which we depend are vulnerable to damage or interruption from computer viruses, human error, natural disasters, power shortages, telecommunication failures, international acts of terror and similar events. We have not established a formal disaster recovery plan and our back-up operations and our business interruption insurance may not be adequate to compensate us for losses we may suffer. A significant business interruption could result in losses or damages incurred by us and require us to cease or curtail our operations.

Our business is subject to risks from international operations.

        We conduct business globally. Accordingly, our future results could be materially adversely affected by a variety of uncontrollable and changing factors including, among others, foreign currency exchange rates; regulatory, political, or economic conditions in a specific country or region; trade protection measures and other regulatory requirements; and natural disasters. Any or all of these factors could have a material adverse impact on our future international business.

War may negatively impact our revenue.

        Due to the war in Iraq, certain of our customers and prospects may hold off on capital equipment purchases. Also, many potential customers depend, directly or indirectly, on funding from various government agencies around the world and these government agencies may delay funding due to the uncertainties associated with the military conflict in Iraq.

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

        As a global concern, we face exposure to adverse movements in foreign currency exchange rates. With the acquisition of BioSepra and Ciphergen Biosystems KK, a significant percentage of our net sales are exposed to foreign currency risk. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial results. The use of the euro as a common currency for members of the European Union could impact our foreign exchange exposure. We will monitor our exposure and may hedge against this and any other emerging market currencies as necessary.

Our stock price has been highly volatile, and an investment in our stock could suffer a decline in value.

        The trading price of our common stock has been highly volatile and could continue to be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:

  •
  actual or anticipated period-to-period fluctuations in financial results;

  •
  litigation or threat of litigation;

  •
  failure to achieve, or changes in, financial estimates by securities analysts;

  •
  announcements of new products or services or technological innovations by us or our competitors;

  •
  publicity regarding actual or potential discoveries of biomarkers by others;

  •
  comments or opinions by securities analysts or major stockholders;

  •
  conditions or trends in the pharmaceutical, biotechnology and life science industries;

  •
  announcements by us of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

  •
  additions or departures of key personnel;

  •
  sales of our common stock;

  •
  economic and other external factors or disasters or crises;

  •
  limited daily trading volume; and

  •
  developments regarding our patents or other intellectual property or that of our competitors.

        In addition, the stock market in general, and the Nasdaq National Market and the market for technology companies in particular, have experienced significant price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Further, there has been significant volatility in the market prices of securities of life science companies. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted. A securities class action suit against us could result in substantial costs, potential liabilities and the diversion of management's attention and resources.

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

Interest Rate Sensitivity

        The fair value of our investments in marketable securities at December 31, 2002 was $17.4 million, with a weighted-average maturity of 165 days and a weighted-average interest rate of 3.05%.

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

        The functional currencies of BioSepra S.A. and Ciphergen Biosystems KK are the euro and yen, respectively. Accordingly, the accounts of these operations are translated from the local currency to the U.S. dollar using the current exchange rate in effect at the balance sheet date for the balance sheet accounts, and using the average exchange rate during the period for revenue and expense accounts. The effects of translation are recorded as a separate component of stockholders' equity. The net tangible assets of our non-U.S. operations, excluding intercompany debt, were $14.4 million at December 31, 2002.

        The accounts of all other non-U.S. operations are remeasured to the U.S. dollar, which is the functional currency. Accordingly, all monetary assets and liabilities of these foreign operations are translated into U.S. dollars at current period-end exchange rates, and non-monetary assets and related elements of expense are translated using historical rates of exchange. Income and expense elements are translated to U.S. dollars using average exchange rates in effect during the period. Gains and losses from the foreign currency transactions of these subsidiaries are recorded as other income or loss in the statement of operations.

        Although we will continue to monitor our exposure to currency fluctuations, we cannot provide assurance that exchange rate fluctuations will not harm our business in the future. We currently do not use derivative financial instruments to mitigate this exposure. We have not taken any action to reduce our exposure to changes in foreign currency exchange rates, such as options or futures contracts, with respect to transactions with our non-U.S. subsidiaries or transactions with our international customers.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT ACCOUNTANTS

         To the Board of Directors and Stockholders of Ciphergen Biosystems, Inc.

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Ciphergen Biosystems, Inc. and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As discussed in Note 5 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."

PRICEWATERHOUSECOOPERS LLP

San Jose, California
February 13, 2003

CIPHERGEN BIOSYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$25,145	$48,319
Short-term investments	14,713	21,273
Accounts receivable, net of allowance for doubtful accounts of $344 and $324, respectively	13,339	5,524
Accounts receivable from related parties	—	128
Inventories, net	6,850	3,889
Notes receivable from related parties	288	—
Prepaid expenses and other current assets	2,815	2,158

Total current assets	63,150	81,291
Property, plant and equipment, net	13,370	10,228
Long-term investments	2,683	7,532
Goodwill and other intangible assets, net	7,496	6,709
Notes receivable from related parties	191	384
Other long-term assets	725	672

Total assets	$87,615	$106,816

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,421	$3,069
Accounts payable to related party	184	147
Accrued liabilities	5,514	4,636
Deferred revenue	3,861	1,975
Deferred revenue from related parties	—	47
Current portion of capital lease obligations	503	410
Current portion of long-term debt	—	117

Total current liabilities	15,483	10,401
Deferred revenue	420	173
Deferred revenue from related parties	—	272
Capital lease obligations, net of current portion	2,313	2,083
Other long term liabilities	1,013	658

Total liabilities	19,229	13,587

Commitments and contingencies (Note 8)
Minority interest	32	—

Stockholders' equity:
Common stock, $0.001 par value
Authorized: 80,000,000 shares at December 31, 2002 and 2001
Issued and outstanding: 27,341,703 shares and 27,056,872 shares at December 31, 2002 and 2001, respectively	27	27
Additional paid-in capital	174,738	175,333
Notes receivable from stockholders	(1,289)	(1,294)
Deferred stock compensation	(2,829)	(6,327)
Accumulated other comprehensive income	1,480	191
Accumulated deficit	(103,773)	(74,701)

Total stockholders' equity	68,354	93,229

Total liabilities and stockholders' equity	$87,615	$106,816

The accompanying notes are an integral part of these consolidated financial statements.

CIPHERGEN BIOSYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years Ended December 31,
	2002	2001	2000
Revenue:
Products	$33,563	$15,742	$7,358
Products revenue from related parties	827	1,192	1,064
Services	4,910	2,115	513

Total revenue	39,300	19,049	8,935

Cost of revenue:
Products	10,095	5,516	2,774
Products revenue from related parties	334	434	587
Services	2,329	664	119

Total cost of revenue	12,758	6,614	3,480

Gross profit	26,542	12,435	5,455

Operating expenses:
Research and development	20,754	12,895	7,475
Sales and marketing	20,321	14,301	9,001
General and administrative	15,008	13,020	11,322
Amortization of intangible assets	829	650	318
Write-off of acquired in-process technology	—	1,000	—

Total operating expenses	56,912	41,866	28,116

Loss from operations	(30,370)	(29,431)	(22,661)
Interest income	1,543	4,125	2,644
Interest expense	(152)	(150)	(170)
Other income (expense), net	—	(201)	27
Equity in net loss of joint venture	—	(12)	(144)
Income attributable to minority interest	(32)	—	—

Loss before provision for income taxes	(29,011)	(25,669)	(20,304)
Provision for income taxes	61	143	—

Net loss	(29,072)	(25,812)	(20,304)
Dividend related to beneficial conversion feature of preferred stock	—	—	(27,228)

Net loss attributable to common stockholders	$(29,072)	$(25,812)	$(47,532)

Net loss per share attributable to common stockholders:
Basic and diluted	$(1.08)	$(0.97)	$(4.09)

Shares used in computing net loss per share attributable to common stockholders	26,965	26,512	11,635

The accompanying notes are an integral part of these consolidated financial statements.

CIPHERGEN BIOSYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

(in thousands)

	Common Stock			Notes Receivable From Stockholders		Accumulated Other Comprehensive Income (Loss)
			Additional Paid-In Capital		Deferred Stock-based Compensation		Accumulated Deficit
	Shares	Amount						Total
Balances, January 1, 2000	6,853	$6	$9,816	$(488)	$(3,687)	$—	$(28,585)	$(22,938)

Comprehensive loss:
Net loss	—	—	—	—	—	—	(20,304)	(20,304)
Foreign currency translation adjustment	—	—	—	—	—	(24)	—	(24)

Total comprehensive loss								(20,328)

Issuances of common stock for services	15	—	174	—	—	—	—	174
Stock options exercised	637	1	1,344	(891)	—	—	—	454
Repayment of stockholder notes	—	—	—	65	—	—	—	65
Repurchase of common stock	(18)	—	(21)	20	—	—	—	(1)
Deferred stock-based compensation	—	—	17,985	—	(17,985)	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	9,310	—	—	9,310
Issuance of preferred stock and warrants with beneficial conversion feature	—	—	27,228	—	—	—	—	27,228
Dividend related to beneficial conversion feature of preferred stock	—	—	(27,228)	—	—	—	—	(27,228)
Conversion of preferred stock and warrants to common stock and warrants	12,972	14	53,967	—	—	—	—	53,981
Issuance of common stock, net of offering costs	6,325	6	92,429	—	—	—	—	92,435

Balances, December 31, 2000	26,784	27	175,694	(1,294)	(12,362)	(24)	(48,889)	113,152

Comprehensive Loss:
Net loss	—	—	—	—	—	—	(25,812)	(25,812)
Change in unrealized gain on marketable securities	—	—	—	—	—	204	—	204
Foreign currency translation adjustment	—	—	—	—	—	11	—	11

Total comprehensive loss								(25,597)

Issuances of common stock for services	51	—	268	—	—	—	—	268
Stock options exercised	118	—	183	—	—	—	—	183
Purchase of common stock under employee stock purchase plan	114	—	604	—	—	—	—	604
Repurchase of common stock	(10)	—	(28)	—	—	—	—	(28)
Deferred stock-based compensation	—	—	(1,388)	—	1,388	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	4,647	—	—	4,647

Balances, December 31, 2001	27,057	27	175,333	(1,294)	(6,327)	191	(74,701)	93,229

Comprehensive Loss:
Net loss	—	—	—	—	—	—	(29,072)	(29,072)
Change in unrealized loss on marketable securities	—	—	—	—	—	(144)	—	(144)
Foreign currency translation adjustment	—	—	—	—	—	1,433	—	1,433

Total comprehensive loss								(27,783)

Issuances of common stock for services	49	—	131	—	—	—	—	131
Stock options exercised	62	—	133	—	—	—	—	133
Purchase of common stock under employee stock purchase plan	176	—	573	—	—	—	—	573
Repurchase of common stock	(2)	—	(6)	—	—	—	—	(6)
Deferred stock-based compensation	—	—	(1,426)	—	1,426	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	2,072	—	—	2,072
Repayment of note receivable from stockholder	—	—	—	5	—	—	—	5

Balances, December 31, 2002	27,342	$27	$174,738	$(1,289)	$(2,829)	$1,480	$(103,773)	$68,354

The accompanying notes are an integral part of these consolidated financial statements.

CIPHERGEN BIOSYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2002	2001	2000
Cash flows from operating activities:
Net loss	$(29,072)	$(25,812)	$(20,304)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	4,221	2,723	1,297
Write-off of acquired in-process technology	—	1,000	—
Minority interest	32	—	—
Stock issued for services	131	268	553
Stock-based compensation expense	2,072	4,647	9,310
Amortization of debt discount	—	—	4
Equity in net loss of joint venture	—	12	144
Loss on disposal of fixed assets	33	5	48
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Accounts receivable, net	(6,275)	(1,196)	(2,269)
Accounts receivable from related parties	128	(53)	243
Inventories, net	(1,968)	(168)	(407)
Prepaids and other current assets	(402)	(507)	(647)
Other long-term assets	282	(53)	(596)
Accounts payable and accrued liabilities	2,371	2,474	2,124
Accounts payable to related party	37	134	(29)
Deferred revenue	1,249	1,440	501
Deferred revenue from related parties	(319)	(39)	(28)
Other long-term liabilities	311	565	95

Net cash used in operating activities	(27,169)	(14,560)	(9,961)

Cash flows from investing activities:
Purchase of property, plant and equipment	(4,364)	(4,070)	(4,604)
Acquisition of BioSepra, net of cash acquired	—	(12,257)	—
Purchase of marketable securities	(10,068)	(36,937)	—
Maturities of marketable securities	21,017	8,336	—
Issuance of notes receivable to related parties	(95)	(80)	(43)
Net cash acquired upon purchase of Ciphergen Biosystems KK common stock	872	—	—

Net cash provided by (used in) investing activities	7,362	(45,008)	(4,647)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	—	—	92,435
Repurchases of common stock	(6)	(28)	(1)
Proceeds from exercises of stock options and warrants	133	183	1,460
Issuance of common stock under employee stock purchase plan	573	604	—
Repayment of stockholder note	5	—	65
Proceeds from issuance of preferred stock, net of issuance costs	—	—	26,902
Principal payments on capital lease obligations	(447)	(326)	(200)
Repayments of long-term debt	(117)	(183)	(370)
Borrowings under line of credit	—	—	285
Repayments of working capital loans for Ciphergen Biosystems KK to Sumitomo	(3,960)	—	—
Repayments under line of credit	—	—	(1,110)

Net cash provided by (used in) financing activities	(3,819)	250	119,466

Effect of exchange rate changes	452	4	(24)

Net increase (decrease) in cash and cash equivalents	(23,174)	(59,314)	104,834
Cash and cash equivalents, beginning of year	48,319	107,633	2,799

Cash and cash equivalents, end of year	$25,145	$48,319	$107,633

Supplemental cash flow information:
Cash paid for interest	$147	$161	$143
Cash paid for income taxes	21	—	—
Supplemental schedule of non-cash investing and financing activities:
Acquisition of property and equipment under capital leases	5	—	436
Common stock issued in exchange for notes receivable from stockholders	—	—	891
Repurchase of common stock for cancellation of notes receivable	—	—	20
Dividend related to beneficial conversion feature of preferred stock	—	—	27,228
Issuance of warrants in connection with Series E financing	—	—	214
Additions to (reductions in) deferred stock-based compensation	(1,426)	(1,388)	17,985
Transfer of fixed assets to inventory	244	301	193
Conversion of preferred stock and warrants to common stock and warrants	—	—	53,981

The accompanying notes are an integral part of these consolidated financial statements.

CIPHERGEN BIOSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization and Summary of Significant Accounting Policies

  The Company

        Ciphergen Biosystems, Inc. (the "Company" or "Ciphergen") develops, manufactures and sells ProteinChip® Systems for life science researchers. These systems consist of ProteinChip Readers, ProteinChip Software and related accessories which are used in conjunction with consumable ProteinChip Arrays. These products are sold primarily to biologists at pharmaceutical and biotechnology companies, and academic and government research laboratories. The Company also provides research services through its Biomarker Discovery Centers® and chromatography sorbents used for protein purification.

  Basis of Presentation

        The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and include the accounts of the Company and its subsidiaries. All intercompany transactions have been eliminated in consolidation. The Company reported its ownership interest in Ciphergen Biosystems KK, a joint venture in Japan, using the equity method of accounting through August 31, 2002, at which time the Company acquired a majority interest and began consolidation of Ciphergen Biosystems KK.

  Use of Estimates

        The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Certain Risks and Uncertainties

        The Company's products and services are currently concentrated in a single segment of the life science research field which is characterized by rapid technological advances and changes in customer requirements. The success of the Company depends on management's ability to anticipate and to respond quickly and adequately to technological developments in its industry, changes in customer requirements and changes in industry standards. Any significant delays in the development or introduction of new products or services could have a material adverse effect on the Company's business and operating results.

        The Company licenses certain technologies that are used in products that represent substantially all of its revenues. An inability to retain such technology licenses could result in a material adverse effect to the Company. Additionally, some of the raw materials and components used in its products are from single-source suppliers. If the Company is unable to obtain such raw materials and components, its financial condition and operating results could be significantly impacted.

  Cash and Cash Equivalents

        The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

  Investments

        Management determines the appropriate classification of the Company's investments in marketable debt securities at the time of purchase, and re-evaluates this designation at each balance sheet date. The Company classifies all securities as "available-for-sale" and carries them at fair value with unrealized gains or losses related to these securities included as a component of other comprehensive income until realized. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, which is included in interest income. Realized gains and losses are determined using the specific identification method. The cost of securities sold is based on the specific identification method.

        The Company's investment objectives include the safety and preservation of invested funds and liquidity of investments that is sufficient to meet cash flow requirements. Cash, cash equivalents and investments in debt securities are placed with high credit quality financial institutions and commercial companies and government agencies in order to limit the amount of credit exposure.

  Fair Value of Financial Instruments

        The carrying amounts of certain of the Company's financial instruments including cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short maturities. The carrying value of other financial instruments approximates their fair value. Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of its debt obligations approximates fair value.

  Concentration of Credit Risk

        Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents and accounts receivable. Most of the Company's cash and cash equivalents as of December 31, 2002 were deposited with financial institutions in the United States and exceeded federally insured amounts. The Company also maintains minimal cash deposits with banks in Western Europe, China and Japan. The Company has not experienced any losses on its deposits of cash and cash equivalents.

        The Company's accounts receivable are derived from sales made to customers located in North America, Europe and Asia. The Company performs ongoing credit evaluations of its customers' financial condition and generally does not require collateral. The Company maintains an allowance for doubtful accounts based upon the expected collectibility of accounts receivable. No customer accounted for more than 10% of revenue in 2002 or 2001. In 2000, Ciphergen Biosystems KK, the Japanese joint venture, accounted for 11% of revenue.

  Inventories

        Inventories are stated at the lower of cost or market value, cost being determined on the first-in, first-out method.

  Property, Plant and Equipment

        Property, plant and equipment are stated at cost and depreciated on a straight-line basis over the estimated useful lives of the related assets. Buildings and leasehold improvements are depreciated over the lesser of their economic life or the term of the underlying lease, machinery and equipment over two to eight years, computer equipment and software over three to four years, and furniture and fixtures over three to ten years. The cost of repairs and maintenance is charged to operations as incurred. Gains and losses upon asset disposal are reflected in operations in the year of disposition.

  Goodwill and Other Intangible Assets

        Goodwill represents the excess of the purchase price over the estimated fair value of the tangible and intangible net assets acquired in the Company's acquisitions of IllumeSys Pacific, Inc. in 1997, Ciphergen Technologies, Inc. in 1998, BioSepra S.A. in 2001 and Ciphergen Biosystems KK in 2002. Prior to the adoption of Statement of Financial Accounting Standards No. 142 ("SFAS 142), "Goodwill and Other Intangible Assets", on January 1, 2002, goodwill was being amortized on a straight-line basis over five years.

        Goodwill is reviewed for impairment at least annually and in the interim whenever events or changes in circumstances indicate that the carrying amount of goodwill may be impaired. Upon adoption of SFAS 142, the Company performed a transitional goodwill impairment assessment and noted no such impairment of goodwill.

        Other intangible assets consist of patents and developed product technology arising from the acquisition of the BioSepra business. These intangibles are being amortized on a straight-line basis over their estimated useful lives of seven years, and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may no longer be recoverable.

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

  Warranty Liability

        The Company generally offers a warranty on each ProteinChip System and Interface shipped. These warranties typically include coverage for parts and labor and software bug fixes for a specified period, typically one year. The Company estimates the costs that may be incurred under its basic limited warranty and records this liability at the time product revenue is recognized. Factors that affect the Company's warranty liability include the number of installed units, historical and anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

  Revenue Recognition

        Revenue from product sales is recognized upon product shipment, provided no significant obligations remain and collections of the receivables are deemed probable. Revenue from research contracts is recognized as the work is performed, based on the achievement of substantive milestones described in the contracts. Revenue from up-front payments is deferred and recognized ratably over the expected term of the research contract. Payments for maintenance services are usually prepaid, and the revenue is deferred and recognized ratably over the term of the service contract, which is generally 12 months. For multiple element arrangements, revenue is allocated to each component of the contract based on the fair value of the elements. The revenue attributable to any undelivered elements is deferred and is subsequently recognized as the Company fulfills its obligations to deliver those goods or services.

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

  Advertising Costs

        The Company expenses advertising costs as incurred. Advertising costs were $354,000 for 2002, $313,000 for 2001 and $211,000 for 2000.

  Stock-based Compensation

        The Company accounts for its stock-based employee compensation arrangements using the intrinsic method of accounting. Unearned compensation expense is based on the difference, if any, on the date of the grant between the fair value of the Company's stock and the exercise price. Unearned compensation is amortized and expensed using an accelerated method. The Company accounts for stock issued to non-employees using the fair value method of accounting.

        Had compensation expense for options granted to employees, officers and directors been determined based on fair value at the grant date, the Company's net loss per share attributable to common stockholders would have increased to the pro forma amounts indicated below (in thousands, except per share data):

	Years Ended December 31,
	2002	2001	2000
Net loss attributable to common stockholders as reported	$(29,072)	$(25,812)	$(47,532)
Add: Cost recognized	2,148	4,695	7,958
Less: Assumed stock compensation cost	(4,693)	(6,460)	(9,347)

Pro forma net loss attributable to common stockholders	$(31,617)	$(27,577)	$(48,921)

Basic and diluted net loss per share attributable to common stockholders:
As reported	$(1.08)	$(0.97)	$(4.09)
Pro forma	$(1.17)	$(1.04)	$(4.20)

        The value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model in 2002, 2001 and 2000 with the following weighted assumptions:

	Years Ended December 31,
	2002	2001	2000
Risk-free interest rate	4.1%	4.6%	6.2%
Expected average life	5 years	5 years	5 years
Expected dividends	—	—	—
Volatility	60%	75%	75%

        The expected average life is based on the assumption that stock options on average are exercised 5 years after they are granted. The risk-free interest rate was calculated in accordance with the grant date and expected average life. The weighted-average fair value of options granted during the years ended December 31, 2002, 2001 and 2000 was $2.53, $4.10 and $12.32 per share, respectively.

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

  Foreign Currency Translation

        The functional currencies of BioSepra S.A. and Ciphergen Biosystems KK are the euro and yen, respectively. Accordingly, all balance sheet accounts of these operations are translated into U.S. dollars using the current exchange rates in effect at the balance sheet date, and revenues and expenses are translated using the average exchange rates in effect during the period. The gains and losses from foreign currency translation of these subsidiaries' financial statements are recorded directly into a separate component of stockholders' equity under the caption "Accumulated other comprehensive income."

        The functional currency of all other non-U.S. operations is the U.S. dollar. Accordingly, all monetary assets and liabilities of these foreign operations are translated into U.S. dollars at current period-end exchange rates and non-monetary assets and related elements of expense are translated using historical rates of exchange. Income and expense elements are translated to U.S. dollars using average exchange rates in effect during the period. Gains and losses from the foreign currency transactions of these subsidiaries are recorded as other income or loss in the statement of operations.

Recent Accounting Pronouncements

        In November 2002, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity's product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements ending after December 15, 2002. The Company is currently assessing the impact, if any, of adopting this standard.

        In November 2002, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company is currently assessing the impact, if any, of adopting this standard.

        In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 ("SFAS 148"), "Accounting for Stock-Based Compensation, Transition and Disclosure." SFAS 148

provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS 148 are effective for fiscal years ended after December 15, 2002. The interim disclosure requirements are effective for interim periods ending after December 15, 2002. The Company has no current plans to change its method of accounting for employee stock-based compensation. The Company has complied with the annual disclosure requirement in its 2002 consolidated financial statements.

        In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company is currently assessing the impact, if any, of adopting this standard.

2.    Marketable Securities

        Marketable securities, which are classified as available-for-sale, are summarized as follows (in thousands):

	December 31, 2002
	Amortized Cost	Gross Unrealized Gains	Aggregate Fair Value
U.S. Treasury securities and debt securities of U.S. government agencies maturing within one year	$3,008	$5	$3,013
Corporate debt securities maturing:
Within one year	9,617	34	9,651
Between one to five years	2,663	20	2,683
Other investments maturing within one year	2,049	—	2,049

	$17,337	$59	$17,396

	December 31, 2001
	Amortized Cost	Gross Unrealized Gains	Aggregate Fair Value
U.S. Treasury securities and debt securities of U.S. government agencies maturing:
Within one year	$2,522	$5	$2,527
Between one to five years	3,073	12	3,085
Corporate debt securities maturing:
Within one year	18,639	107	18,746
Between one and five years	4,367	80	4,447

	$28,601	$204	$28,805

        During 2002 and 2001, no marketable securities were sold prior to maturity.

3.    Inventories, Net (in thousands)

	December 31,
	2002	2001
Raw materials	$1,917	$1,354
Work in progress	1,610	818
Finished goods	3,323	1,717

	$6,850	$3,889

4.    Property, Plant and Equipment, Net (in thousands)

	December 31,
	2002	2001
Land	$417	$348
Buildings and improvements	3,044	2,540
Machinery and equipment	13,314	8,472
Leasehold improvements	3,119	2,559
Computers and equipment	1,910	1,427
Furniture and fixtures	912	810

	22,716	16,156
Less: accumulated depreciation and amortization	(9,346)	(5,928)

	$13,370	$10,228

        Property, plant and equipment includes $3,461 and $2,888 of land, buildings and improvements under capital leases at December 31, 2002 and 2001, respectively. Property, plant and equipment also includes $1,108 and $830 of other fixed assets under capital leases at December 31, 2002 and 2001, respectively. Accumulated amortization of assets under capital leases totaled $1,171 and $837 at December 31, 2002 and 2001, respectively.

        Depreciation expense for property, plant and equipment was $3,076 in 2002, $2,082 in 2001 and $979 in 2000.

5.    Goodwill and Intangible Assets

        The Company adopted SFAS 142 on January 1, 2002 for all goodwill and intangible assets. As a result, goodwill is no longer amortized but rather tested for impairment at least annually and in the interim whenever circumstances indicate that goodwill may be impaired. Upon adoption, the Company performed a transitional goodwill impairment assessment and noted no such impairment of goodwill. Goodwill and intangible assets consisted of the following (in thousands):

	December 31, 2002		December 31, 2001
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Non-amortizing:
Goodwill	$4,117	$1,247	$2,501	$1,247
Amortizing:
Acquired completed technology	5,400	1,093	5,400	321
Patents	400	81	400	24

	$9,917	$2,421	$8,301	$1,592

        Annual amortization expense for other intangible assets is expected to be approximately $829,000 in 2003 and in each of the following four years, and $481,000 in total thereafter. Amortization expense was (in thousands):

	Years Ended December 31,
	2002	2001	2000
Goodwill	$—	$304	$318
Acquired completed technology	772	322	—
Patents	57	24	—

	$829	$650	$318

        Pro forma net loss attributable to common stockholders (in thousands) and pro forma net loss per share attributable to common stockholders, excluding amortization expense for goodwill, were:

	Years Ended December 31,
	2002	2001	2000
Net loss attributable to common stockholders, as reported	$(29,072)	$(25,812)	$(47,532)
Add back: goodwill amortization	—	304	318

Pro forma net loss attributable to common stockholders	$(29,072)	$(25,508)	$(47,214)

Basic and diluted net loss per share attributable to common stockholders, as reported	$(1.08)	$(0.97)	$(4.09)
Add back: goodwill amortization	—	0.01	0.03

Pro forma basic and diluted net loss per share attributable to common stockholders	$(1.08)	$(0.96)	$(4.06)

6.    Accrued Liabilities (in thousands)

	December 31,
	2002	2001
Payroll and related expenses	$3,659	$2,639
Security deposit of sublessee	—	166
Legal and accounting fees	754	563
Rent and related liabilities	137	167
Tax-related liabilities	451	470
Other accrued liabilities	513	631

	$5,514	$4,636

7.    Warranties and Maintenance Contracts

  Warranty

        We have a direct field service organization that provides service for our products. We generally provide a 12 month warranty on our ProteinChip Systems, Interfaces and accessories. After the warranty period, maintenance and support is provided on a contract basis or on an individual call basis.

        Changes in the Company's warranty liability during the year ended December 31, 2002 were as follows (in thousands):

Balance as of January 1, 2002	$10
Additions charged to cost of revenue	645
Cost incurred during the period	(585)

Balance as of December 31, 2002	$70

  Maintenance Contracts

        Revenue for maintenance contracts is recognized on a pro rata basis over the period of the applicable maintenance contract. Costs are recognized as incurred. Changes in the Company's deferred maintenance revenue and the cost component of maintenance contracts during the year ended December 31, 2002 were as follows (in thousands):

Deferred Maintenance Revenue
Balance as of January 1, 2002	$1,096
Add: Payments received	2,737
Costs incurred under service contracts	714
Less: Revenue recognized	(2,033)
Settlements made during the period	(714)

Balance as of December 31, 2002	$1,800

8.    Commitments and Contingencies

  Capital Leases

        The Company leases certain machinery and equipment in the U.S. under capital lease agreements with an independent finance company, which expire through May 1, 2003. The Company leases its facility in France under a capital lease with an independent finance company, which expires on February 3, 2011. The Company also leases certain machinery and equipment in Japan under capital lease agreements with Sumitomo Corporation and other independent finance companies; these leases expire through March 31, 2008. The interest rate on one capital lease is variable based on the Euribor rate; the others are fixed rates.

        As of December 31, 2002, future minimum lease payments under capital lease agreements were as follows (in thousands):

2003	$544
2004	366
2005	361
2006	315
2007	308
2008 and after	1,072

Total minimum lease payments	2,966
Less: amount representing interest	(150)

Present value of minimum lease payments	2,816
Less: current portion	(503)

Non-current portion	$2,313

  Operating Leases

        The Company leases various equipment and facilities to support its worldwide manufacturing, research and development, Biomarker Discovery Center, and sales and marketing activities. Total rent expense under all leases, net of sublease income, was $2,828,000, $1,791,000 and $896,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

        As of December 31, 2002, future minimum payments under non-cancelable operating leases, exclusive of sublease income, were as follows (in thousands):

2003	$3,886
2004	3,732
2005	3,573
2006	3,273
2007	3,285
2008 and after	1,936

$19,685

  Joint Development Agreement

        In February 1995, the Company entered into a joint development agreement with Stanford Research Systems which was amended in June 2000. It provided for the issuance of a total of 949,113 shares of Series B preferred stock upon achievement of specified development milestones. All preferred stock converted to common stock on a one-for-one basis on September 26, 2000 in conjunction with the Company's initial public offering. Through December 31, 1999, a total of 712,613 shares of preferred stock were issued under the agreement. During 2000, two additional milestones were attained and 25,800 shares of preferred stock valued at $379,000 and 12,900 shares of common stock valued at $142,000 were issued, respectively. In 2001, a total of 51,600 common shares valued at $268,000 were issued upon the attainment of four additional milestones. In 2002, 49,450 common shares valued at $131,000 were issued upon completion of a milestone. The remaining 96,750 shares will be issued as common stock upon the achievement of additional milestones. The value of these shares was recorded as research and development expense when the development milestones were achieved.

  Contingencies

        The Company is currently a party to three legal proceedings.

        (1)  Ciphergen Biosystems, Inc., Ciphergen Technologies, Inc. and IllumeSys Pacific, Inc. v. Molecular Analytical Systems, Inc., LumiCyte, Inc. and T. William Hutchens. On July 12, 2000, the Company filed a lawsuit in the Superior Court of the State of California against Molecular Analytical Systems, Inc. ("MAS") and LumiCyte, Inc. ("LumiCyte") requesting a declaration of Ciphergen's rights, including that Ciphergen has the right to sell information and service products, and requesting a preliminary injunction preventing MAS from terminating the sublicense agreements. In October 2000, Ciphergen made additional claims against MAS and LumiCyte, and added T. William Hutchens as an individual defendant. Hutchens is the Chief Executive Officer of both MAS and LumiCyte, as well as a former officer and director of Ciphergen. He is presently the beneficial owner of less than 10% of Ciphergen's outstanding common stock. Ciphergen's action seeks, among other things, damages and injunctive relief against defendants for unfair competition, misappropriation of trade secrets, and breach of contract, as well as an injunction precluding defendants from operating in Ciphergen's licensed markets. In October 2000, MAS and LumiCyte filed a cross-complaint against Ciphergen, Ciphergen Technologies, Inc. and IllumeSys Pacific, Inc., the three plaintiffs which filed the underlying lawsuit against MAS and LumiCyte described above. The cross-complaint alleges claims for breach of contract, intentional interference with prospective economic advantage, unfair competition, misappropriation of trade secrets and declaratory relief regarding the rights of the parties under the two technology transfer sublicense agreements between MAS and Ciphergen. The cross-complaint also seeks to terminate the sublicense agreements, to obtain injunctive relief, to prevent use of alleged trade secrets of MAS, and damages. Ciphergen and MAS have entered into an agreement that provides that MAS' license termination notices are suspended pending the conclusion of this lawsuit. In May 2001, the Company amended its complaint and brought additional claims against MAS, LumiCyte and Hutchens.

        (2)  Molecular Analytical Systems, Inc. v. Ciphergen Biosystems. The proceeding was filed December 9, 1999 in the United States Trademark and Appeal Board. Ciphergen applied for registration of the term "SELDI" as a trademark. MAS has opposed registration of the trademark and is seeking to have the trademark registered in its name instead. The Trademark and Appeal Board has suspended the proceeding until resolution of the lawsuit described above.

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

        A trial relating to these matters was scheduled to begin on March 3, 2003. However, the parties agreed jointly to remove the case from the March 3, 2003 trial calendar and have been engaged in settlement discussions. The settlement terms currently under discussion involve Ciphergen receiving a grant or assignment of rights, in exchange for Ciphergen's payment of approximately $3 million and approximately 1.25 million shares of Ciphergen common stock, as well as up to $10 million in royalties over a 10-year period. The parties would also exchange mutual releases of certain claims in connection with the settlement. In light of the business opportunities presented by settlement and the risks and uncertainties and costs associated with continued litigation, management believes that settlement on agreeable terms would enable Ciphergen to further exploit its products, technology and services, including its rapidly growing Biomarker Discovery Center services business. However, there can be no assurance that the parties will execute and deliver definitive settlement agreements on these terms, or at all.

9.    Stockholders' Equity

  Stock Split

        On September 26, 2000 the board of directors and stockholders approved a 0.43-for-1 reverse stock split of the common and preferred stock. All share and per share amounts for all periods presented in the accompanying consolidated financial statements have been adjusted accordingly.

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

  Preferred Stock

        In March 2000, the Company issued 4,468,070 shares of Series E preferred stock ("Series E") at $6.395 per share resulting in net cash proceeds of $26.9 million. The difference between the conversion price and the fair market value per share of the common stock on the transaction date resulted in a beneficial conversion feature of $26.7 million which has been reflected as a preferred stock dividend in the consolidated financial statements. In connection with the Series E financing, the Company issued the underwriter warrants to purchase 63,053 shares of Series E preferred stock for $6.395 per share. The warrants had a fair value of $8.32 per share based on a calculation using the Black-Scholes option-pricing model at the time of issuance. The aggregate amount allocated to the warrants based on the relative value of the warrants to the Series E preferred stock was $213,000. In March 2000, the underwriters exercised the warrants. The resulting difference between the exercise price of the warrants and fair market value of the common stock underlying the Series E preferred stock resulted in an additional beneficial conversion feature of $542,000 on the date these warrants were exercised. This has been reflected as a preferred stock dividend in the consolidated financial statements.

        At December 31, 2002 and 2001, 5,000,000 shares of preferred stock were authorized, but no shares were issued or outstanding.

10.  Stock Options, Warrants and Employee Stock Purchase Plan

  1993 Stock Option Plan

        The Company has no shares of common stock reserved for sale to employees, directors or consultants under its 1993 Stock Option Plan (the "1993 Plan"). Under the 1993 Plan, options were granted at prices not lower than 85% and 100% of the fair market value of the common stock for nonstatutory and statutory stock options, respectively. Options are exercisable when granted and such unvested shares are subject to repurchase upon termination of employment. Should the employment of the holders of common stock subject to repurchase terminate prior to full vesting of the outstanding shares, the Company may repurchase all unvested shares at a price per share equal to the original exercise price. Options generally vest monthly over a period of five years. At December 31, 2002, a total of approximately 150,000 shares of common stock were subject to repurchase by the Company at a weighted average repurchase price of $2.50 per share. Unexercised options generally expire ten years from the date of grant (five years for incentive stock options granted to holders of more than 10% of the Company's common stock). Since the Company's IPO, no options have been granted under the 1993 Plan. Options for 80,113 and 137,621 shares were cancelled during 2002 and 2001, respectively, and the shares reserved under the 1993 Plan were reduced by the same amount.

  2000 Stock Plan

        In April 2000, the stockholders approved the 2000 Stock Plan (the "2000 Plan"). At December 31, 2002, the Company had 429,651 shares of common stock reserved for sale to employees, directors and consultants under this stock option plan. Under the 2000 Plan, options may be granted at prices not lower than 85% and 100% of the fair market value of the common stock for nonstatutory and statutory stock options, respectively. Options generally vest monthly over a period of five years. During 2000 there was no activity under the 2000 Plan. During 2001, options for 1,105,100 shares were granted and options for 41,517 shares were cancelled. No options were exercised in 2001. During 2002, options for 1,183,400 shares were granted, options for 2,666 shares were exercised, and options for 126,634 shares were cancelled.

        On February 13, 2003, an additional 1,100,000 shares were reserved for issuance under the 2000 Plan.

        Activity under these two stock option plans was as follows (in thousands, except per share data):

		Options Outstanding
	Shares Available for Grant	Number of Shares	Price Per Share	Aggregate Price	Weighted Average Exercise Price
Balances, December 31, 1999	582	561	$0.12-$1.16	$463	$0.83
Shares reserved for the Plans	2,064
Options granted	(1,624)	1,624	3.49	5,666	3.49
Options canceled/shares repurchased	118	(99)	0.23-3.49	(220)	2.21
Options exercised	—	(594)	0.23-3.49	(1,345)	2.27

Balances, December 31, 2000	1,140	1,492	0.12-3.49	4,564	3.06
Shares reserved for the Plan	325
Reduction in shares reserved	(213)
Options granted	(1,105)	1,105	2.99-8.50	7,022	6.35
Options canceled/shares repurchased	189	(179)	1.16-8.50	(734)	4.10
Options exercised	—	(118)	0.12-3.49	(182)	1.55

Balances, December 31, 2001	336	2,300	0.23-8.50	10,670	4.61
Shares reserved for the Plan	1,150
Reduction in shares reserved	(82)
Options granted	(1,183)	1,183	3.10-5.98	5,464	4.62
Options canceled/shares repurchased	209	(206)	1.16-8.50	(961)	4.65
Options exercised	—	(62)	0.23-5.78	(133)	2.14

Balances, December 31, 2002	430	3,215	$0.23-$8.50	$15,040	$4.68

        The options outstanding and currently exercisable by weighted average exercise price at December 31, 2002 were as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number (in thousands)	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number (in thousands)	Weighted Average Exercise Price
$0.23-$1.16	109	5.7	$0.95	109	$0.95
$3.08-$3.49	1,262	7.8	$3.44	1,017	$3.48
$3.63-$5.60	858	9.2	$4.70	168	$4.77
$5.78-$6.74	759	8.7	$6.11	192	$6.20
$8.50	227	8.1	$8.50	89	$8.50

	3,215			1,575

Stock-Based Compensation

        During the year ended December 31, 2000, the exercise prices of all options granted were less than the fair value of the underlying stock on the respective grant dates. During the years ended December 31, 2001 and 2002, the exercise prices of all options granted were equal to fair market value on the dates of grant. During the period from April 1997 through December 31, 2002, the Company recorded $21.8 million of stock-based compensation related to stock options granted to consultants and employees. For options granted to consultants, the Company determined the fair value of the options using the Black-Scholes option pricing model with the following assumptions: expected lives of five years; weighted average risk-free rate calculated using rates between 4.5% and 6.2%; expected dividend yield of zero percent; volatility of 75% and deemed values of common stock between $0.35 and $14.67 per share. Stock compensation expense is being recognized in accordance with an accelerated amortization method, over the vesting periods of the related options, which are generally five years.

        The allocation of stock-based compensation expense by functional area was as follows (in thousands):

	Years Ended December 31,
	2002	2001	2000
Cost of revenue	$124	$232	$269
Research and development	(36)	583	1,454
Sales and marketing	398	919	1,395
General and administrative	1,586	2,913	6,192

Total stock-based compensation	$2,072	$4,647	$9,310

Warrants

        No warrants were issued or exercised in 2002. At December 31, 2002, the Company had warrants to purchase 9,010 shares of common stock outstanding at a weighted average exercise price of $3.54 per share.

Employee Stock Purchase Plan

        In April 2000, the stockholders approved the 2000 Employee Stock Purchase Plan, under which eligible employees may purchase common stock of the Company through payroll deductions. Purchases are made semi-annually at a price equal to the lower of 85% of the closing price on the applicable offering commencement date or 85% of the closing price at the end of the purchase period. At December 31, 2002, the Company had 75,480 shares of common stock reserved for purchase by employees under this Plan. During 2002 and 2001, purchases of 175,519 and 114,001 shares, respectively, were made under this Plan. There was no activity under this plan in 2000.

        On February 13, 2003, an additional 250,000 shares were reserved for purchase under the 2000 Employee Stock Purchase Plan.

11.  Income Taxes

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

        The provision for income taxes was due to current foreign income taxes, which were $61,000 and $143,000 for the years ended December 31, 2002 and 2001, respectively.

        Based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company has provided a full valuation allowance against its net deferred tax assets at December 31, 2002.

        Deferred tax assets consisted of the following (in thousands):

	December 31,
	2002	2001
Net deferred tax assets:
Depreciation and amortization	$(270)	$1,135
Other	1,786	1,163
Research and development and other credits	3,575	2,277
Net operating losses	29,437	17,637

Deferred tax assets	34,528	22,212
Less: valuation allowance	(34,528)	(22,212)

        Reconciliation of the statutory federal income tax to the Company's effective tax:

	2002	2001	2000
Tax at federal statutory rate	(34)%	(34)%	(34)%
State, net of federal benefit	(7)	(6)	(2)
Research and development credits	(3)	(2)	(1)
Change in valuation allowance	44	35	20
Stock-based compensation	2	7	17
Foreign rate difference and other	(2)	1	—

Provision for income taxes	0%	1%	0%

        As of December 31, 2002, the Company had net operating loss carryforwards of approximately $82.4 million for federal and $25.6 million for state tax purposes. If not utilized, these carryforwards will expire beginning in 2009 for federal purposes and 2003 for state purposes.

        The Company had research credit carryforwards of approximately $2.1 million and $1.9 million for federal and state income tax purposes, respectively. If not utilized, the federal carryforward will expire in various amounts beginning in 2009. The California credit can be carried forward indefinitely.

        The Internal Revenue Code limits the use of net operating loss and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. In the event the Company has a change in ownership, utilization of the carryforwards could be restricted.

12.  Net Loss per Share

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

        The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders for the periods indicated (in thousands, except per share amounts):

	Years Ended December 31,
	2002	2001	2000
Numerator:
Net loss attributable to common stockholders	$(29,072)	$(25,812)	$(47,532)

Denominator:
Weighted average common shares outstanding	27,173	26,894	12,110
Weighted average unvested common shares subject to repurchase	(208)	(382)	(475)

Denominator for basic and diluted calculations	26,965	26,512	11,635

Basic and diluted net loss per share attributable to common stockholders	$(1.08)	$(0.97)	$(4.09)

        The following table sets forth the potential shares of common stock that are not included in the diluted net loss per share attributable to common stockholders calculation above because to do so would be anti-dilutive for the periods indicated (in thousands):

	December 31,
	2002	2001	2000
Effect of dilutive securities:
Common stock subject to repurchase	150	293	505
Stock options outstanding	3,215	2,301	1,492
Common stock issuable under employee stock purchase plan	62	27	28
Common stock warrants outstanding	9	9	9

	3,436	2,630	2,034

13.  Investment in Joint Venture

        In January 1999, the Company formed Ciphergen Biosystems KK and took a 30% equity interest in this joint venture with Sumitomo Corporation to distribute the Company's products in Japan. On August 31, 2002, the Company acquired an additional 40% ownership in Ciphergen Biosystems KK, bringing its total ownership to 70%. Ciphergen believes acquiring majority control of Ciphergen Biosystems KK will facilitate expansion of the Company's activities in Japan, including the establishment of a Biomarker Discovery Center and the distribution of BioSepra sorbents. The Company paid $424,000 in cash for the additional shares of Ciphergen Biosystems KK common stock and incurred direct acquisition costs of $22,000. The acquisition was accounted for using the purchase method of accounting. Accordingly, the results of operations of Ciphergen Biosystems KK and the estimated fair value of assets acquired and liabilities assumed were included in the Company's consolidated financial statements beginning September 1, 2002. The Company acquired $1,318,000 of cash with Ciphergen Biosystems KK and paid $3,960,000 to repay working capital loans Sumitomo had provided to the joint venture.

        The total purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed as follows (in thousands):

Tangible net assets acquired:
Accounts receivable, net, and other current assets	$1,352
Inventories	376
Property and equipment	1,300
Other tangible assets	326
Accounts payable and accrued liabilities, including working capital loans	(5,469)
Capital lease obligations	(376)

(2,491)
Excess of purchase price over net assets acquired	1,619

Net cash acquired upon purchase of Ciphergen Biosystems KK common stock	$872

        The amount of the purchase price in excess of the net assets acquired was recorded as goodwill and will be evaluated for impairment at least annually and more often if circumstances warrant.

14.  Acquisition of BioSepra

        On July 31, 2001, the Company acquired BioSepra S.A. ("BioSepra") and certain other assets related to BioSepra's chromatography business from Invitrogen Corporation. Located near Paris, France, BioSepra develops, manufactures and sells chromatography sorbents for large-scale purification of proteins. Ciphergen believes that BioSepra's protein chromatography products, combined with Ciphergen's ProteinChip Systems, will create a novel approach to protein purification and address a significant bottleneck in the field of proteomics. The Company paid approximately $12.0 million in cash, net of cash acquired, while incurring direct acquisition costs of approximately $257,000. The acquisition was accounted for using the purchase method of accounting. Accordingly, the results of operations of BioSepra and the estimated fair value of assets acquired and liabilities assumed were included in the Company's consolidated financial statements as of August 1, 2001 through December 31, 2002.

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

        In connection with the purchase of BioSepra, the Company recorded a $1.0 million charge to acquired in-process technology. The amount was determined by identifying research projects for which technological feasibility had not been established and no alternative future uses existed. The value of the projects identified to be in progress was determined by estimating the future cash flows of the product and discounting those net cash flows back to their present value at a discount rate consistent with the inherent risk of the particular project. The net cash flows from the identified in-process projects were expected to commence at various times from 2002 to 2004 and included estimates of research and development costs needed to bring the project from its current state of development to a point of commercial feasibility. The cash flows were based on expected future revenues, cost of revenues, selling, general and administrative costs, research and development costs needed to maintain the project throughout its life cycle, and applicable income taxes for the projects. The discount rates used in the present value calculations were derived from the weighted-average cost of capital of BioSepra and adjusted upward to reflect additional risks inherent in the development life cycle of the particular project. Such discount rates ranged between 19% and 25% for all projects. Development of the technologies remains a substantial risk to the Company due to factors including the remaining effort to achieve technological feasibility, rapidly changing customer markets and competitive threats from other companies. Actual expenses incurred to date have not been materially different from those used in the calculations described above.

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

	Twelve Months Ended December 31,
	2001	2000
	(Unaudited)
	(in thousands, except per share amounts)
Proforma revenue	$22,157	$13,968
Proforma net loss attributable to common stockholders	(24,618)	(47,595)
Proforma basic and diluted net loss per share	(0.93)	(4.09)

15.  Employee Benefit Plans

        The Company maintains the Ciphergen Biosystems, Inc. 401(k) Savings Plan for its U.S. employees. The Plan allows eligible employees to defer up to 90%, subject to the Internal Revenue Service annual contribution limit, of their pretax compensation at the discretion of the employee. Under the Plan, the Company is not required to make Plan contributions. The Company had not made any contributions to the Plan as of December 31, 2002.

16.  Related Parties

        At December 31, 2002, the Company had two non-interest bearing notes receivable totaling $230,000 from an officer. The notes are repayable on or before December 30, 2003. Additionally, the Company has various notes receivable from employees in the aggregate amount of approximately $1.3 million related to the early exercise of stock options. These full recourse notes have five year terms, bear interest between 5.59% and 6.80% and are collateralized by the underlying stock and other personal assets. All notes receivable related to the early exercise of options become due immediately upon termination of employment. At December 31, 2002, accrued interest on these notes amounted to $249,000.

        During the years ended December 31, 2002 and 2001, the Company recorded revenue in the amount of $0.8 million and $1.2 million, respectively, on sales to related parties. These sales were transactions related to the sale of equipment and consumables principally to the Company's Japanese joint venture prior to August 31, 2002, at which point the Company acquired majority control. The Company also purchased $894,000 and $372,000 of inventory in 2002 and 2001, respectively, from a related party, and in 2002 and 2001 made non-cash payments in the form of Ciphergen common stock to this related party under the terms of a joint development agreement. See Note 8.

17.  Segment Information and Geographic Data

        Ciphergen's revenue is derived from the sales of interrelated products and services on a worldwide basis. Although discrete components that earn revenues and incur expenses exist, significant expenses such as sales and marketing and corporate administration are not incurred by nor allocated to these operating units but rather are employed by the entire enterprise. Additionally, the chief operating decision maker evaluates resource allocation not on a product or geographic basis, but rather on an enterprise-wide basis. Therefore, management has determined that Ciphergen operates in only one reportable segment, which is the protein research tools and collaborative services business.

        The following table reflects the results of the Company's sales to external customers by similar products and services for the years ended December 31, 2002, 2001 and 2000 (in thousands).

	2002	2001	2000
ProteinChip Systems and related products	$24,399	$14,341	$8,422
Process chromatography products	9,991	2,593	—
Services	4,910	2,115	513

	$39,300	$19,049	$8,935

        The Company sells its products and services directly to customers in North America, Western Europe, Japan and China, and through distributors in other parts of Asia and in Australia. Revenue for geographic regions reported below is based upon the customers' locations. Long-lived assets, predominantly machinery and equipment, are reported based on the location of the assets. Following is a summary of the geographic information related to revenue and long-lived assets for the years ended December 31, 2002, 2001 and 2000 (in thousands):

	2002	2001	2000
Revenue
North America	$21,869	$10,435	$5,540
Europe	12,587	6,124	2,327
Asia	4,844	2,490	1,068

Total	$39,300	$19,049	$8,935

Long-lived assets
North America	$5,888	$5,558	$4,324
Europe	5,933	4,670	363
Asia	1,549	—	—

Total	$13,370	$10,228	$4,687

18.  Quarterly Consolidated Financial Data (Unaudited)

        The following table presents certain unaudited consolidated quarterly financial information for the eight quarters ended December 31, 2002. In management's opinion, this information has been prepared on the same basis as the audited consolidated financial statements and includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the unaudited quarterly results of operations set forth herein.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
	(in thousands, except per share data)
Total revenue
2002	$6,814	$8,653	$10,241	$13,592	$39,300
2001	2,683	3,663	5,404	7,299	19,049
Gross profit
2002	4,312	5,805	6,709	9,716	26,542
2001	1,683	2,636	3,454	4,662	12,435
Net loss
2002	(7,163)	(7,297)	(7,907)	(6,705)	(29,072)
2001	(5,984)	(5,814)	(6,916)	(7,098)	(25,812)
Basic and diluted net loss per share attributable to common stockholders
2002	(0.27)	(0.27)	(0.29)	(0.25)	(1.08)
2001	(0.23)	(0.22)	(0.26)	(0.27)	(0.97)

        Quarterly and annual earnings per share are calculated independently, based on the weighted average number of shares outstanding during the periods.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information regarding our directors and executive officers is incorporated by reference from "Election of Directors" in our Proxy Statement for our 2003 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

        The information required by this Item is incorporated by reference from our definitive Proxy Statement referred to in Item 10 above under the heading "Executive Compensation and Other Matters."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

ITEM 14. CONTROLS AND PROCEDURES

        The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

        Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

        There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a)
  The following documents are filed as part of this Form 10-K:

  (1)
  Financial Statements (included in Part II of this report):

  (2)
  Financial Statement Schedules:

        The following financial statement schedule of Ciphergen Biosystems, Inc. for the years ended December 31, 2002, 2001 and 2000 is filed as part of this Annual Report and should be read in conjunction with the Consolidated Financial Statements of Ciphergen Biosystems, Inc.

        Schedule II—Valuation and Qualifying Accounts

        All other schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedule or because the information required is included in the financial statements or notes thereto.

  (3)
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
10.13*	Employment Agreement dated August 24, 2000, between William E. Rich and the Registrant
10.14*	Sublease Agreement between the Registrant and BigBand Networks, Inc. dated August 25, 2000
10.15****	First Amendment dated September 30, 2001 to the Sublease Agreement between the Registrant and BigBand Networks, Inc. dated August 25, 2000
10.23*	MAS License Agreement with IllumeSys Pacific, Inc. dated April 7, 1997
10.24*	MAS License agreement with Ciphergen Technologies, Inc. (formerly ISP Acquisition Corporation) dated April 7, 1997
10.25*	Joint Venture Agreement between Registrant and Sumitomo Corporation
10.26*	Distribution and Marketing Agreement between Registrant and Ciphergen Biosystems KK dated March 24, 1999
10.27*	Joint Development Agreement between Registrant and Stanford Research Systems, Inc. dated February 2, 1995 and amendment thereto
10.28**	Asset Purchase Agreement dated June 25, 2001 by and between Invitrogen Corporation and Ciphergen Biosystems, Inc.
10.29****	OEM Agreement between Salford Systems and Ciphergen Biosystems, Inc. dated February 27, 2001
10.30****	Supply Agreement between Beckman Coulter, Inc. and Ciphergen Biosystems, Inc. dated November 2, 2001
10.31****	Lease Agreement by Natiocredimurs and Cicamur for BioSepra S.A. dated the 29th of April 1998
10.32	Stock Purchase Agreement between Registrant and SC Biosciences Corporation dated August 30, 2002
10.33
First Amendment to the Joint Venture Agreement between Registrant, Sumitomo Corporation, SC Biosciences Corporation (a subsidiary of Sumitomo Corporation) and Ciphergen Biosystems KK dated March 15, 2002
10.34
Second Amendment to Joint Venture Agreement between Registrant, Sumitomo Corporation, SC Biosciences Corporation (a subsidiary of Sumitomo Corporation) and Ciphergen Biosystems KK dated November 15, 2002
10.35
Third Amendment to Joint Venture Agreement between Registrant, Sumitomo Corporation, SC Biosciences Corporation (a subsidiary of Sumitomo Corporation) and Ciphergen Biosystems KK dated November 15, 2002
10.36*****	Exhibit A, which amends the Supply Agreement between Beckman Coulter, Inc. and Registrant dated November 2, 2001

10.37	Lease Agreement between Symbion and Ciphergen Biosystems A/S dated February 24, 2003
10.38*****	Service and Support Agreement between Registrant and Applied Biosystems/MDS Sciex dated April 2, 2001
21.1*	Subsidiaries of Registrant
23.1	Consent of PricewaterhouseCoopers LLP, Independent Accountants
24.1	Power of Attorney (see page 76)
27.1*	Financial Data Schedule
99.1	Certification of the Chief Executive Officer pursuant to the 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification of the Chief Financial Officer pursuant to the 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference from our registration statement on Form S-1, registration number 333-32812, declared effective by the Securities and Exchange Commission on September 28, 2000
**	Incorporated by reference to our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission for the period ended June 30, 2001, file number 000-31617
***	Incorporated by reference to our Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on March 21, 2002
****	Incorporated by reference to our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the period ended December 31, 2001, file number 000-31617
*****	Certain portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission. Confidential treatment has been requested with respect to such omitted portions.
  (b)
  Reports on Form 8-K:

    None.

  (c)
  Exhibits

    The exhibits listed under Item 15(a)(3) above are filed as part of this Form 10-K.

  (d)
  Financial Statement Schedules

  (e)
  The financial statement schedules under Item 15(a)(2) above are filed as part of this Form 10-K.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CIPHERGEN BIOSYSTEMS, INC.
	By:	/s/ WILLIAM E. RICH, PH.D. William E. Rich, Ph.D. President and Chief Executive Officer
Dated: March 31, 2003

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

Signature	Title	Date

/s/ WILLIAM E. RICH, PH.D. William E. Rich, Ph.D.	President and Chief Executive Officer, and Director (Principal Executive Officer)	March 31, 2003
/s/ MATTHEW J. HOGAN Matthew J. Hogan	Chief Financial Officer (Principal Financial Officer)	March 31, 2003
/s/ DANIEL M. CASERZA Daniel M. Caserza	Corporate Controller (Principal Accounting Officer)	March 31, 2003
/s/ JOHN A. YOUNG John A. Young	Director	March 31, 2003
/s/ MICHAEL J. CALLAGHAN Michael J. Callaghan	Director	March 31, 2003

/s/ WILLIAM R. GREEN William R. Green	Director	March 31, 2003
/s/ JAMES L. RATHMANN James L. Rathmann	Director	March 31, 2003
/s/ WENDELL WIERENGA, PH.D. Wendell Wierenga, Ph.D.	Director	March 31, 2003

CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER

Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

I, William E. Rich, certify that:

  1.
  I have reviewed this annual report on Form 10-K of Ciphergen Biosystems, Inc.

  2.
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

  a.
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b.
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  c.
  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

  a.
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b.
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6.
  The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/s/ WILLIAM E. RICH, PH.D. William E. Rich, Ph.D. President and Chief Executive Officer

CERTIFICATION OF THE CHIEF FINANCIAL OFFICER

Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

I, Matthew J. Hogan, certify that:

  1.
  I have reviewed this annual report on Form 10-K of Ciphergen Biosystems, Inc.

  2.
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

  a.
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b.
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  c.
  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

  a.
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b.
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6.
  The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/s/ MATTHEW J. HOGAN Matthew J. Hogan Vice President and Chief Financial Officer

REPORT OF INDEPENDENT ACCOUNTANTS
ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders of Ciphergen Biosystems, Inc.

        Our audits of the consolidated financial statements referred to in our report dated February 13, 2003, appearing in this Form 10-K also included an audit of the consolidated financial statement schedule listed in Item 15(a)2 of this Form 10-K. In our opinion, this consolidated financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PRICEWATERHOUSECOOPERS LLP

San Jose, California
February 13, 2003

SCHEDULE II

CIPHERGEN BIOSYSTEMS, INC.

VALUATION AND QUALIFYING ACCOUNTS

Years ended December 31, 2002, 2001 and 2000
(in thousands)

	Balance at Beginning of Year	Additions Charged to Earnings	Deductions	Other Changes	Balance at End of Year
Allowance for doubtful accounts:
31 Dec 2002	$324	$313	$306	$13	$344
31 Dec 2001	160	180	51	35	324
31 Dec 2000	100	60	—	—	160
Inventory reserve:
31 Dec 2002	865	254	472	88	735
31 Dec 2001	107	248	22	532	865
31 Dec 2000	69	38	—	—	107
Deferred tax valuation allowance:
31 Dec 2002	22,212	12,316	—	—	34,528
31 Dec 2001	13,312	8,900	—	—	22,212
31 Dec 2000	9,306	4,006	—	—	13,312

QuickLinks

CIPHERGEN BIOSYSTEMS, INC. FORM 10-K INDEX
PART I
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT ACCOUNTANTS
CIPHERGEN BIOSYSTEMS, INC. CONSOLIDATED BALANCE SHEETS (in thousands, except share and per share data)
CIPHERGEN BIOSYSTEMS, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share data)
CIPHERGEN BIOSYSTEMS, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (in thousands)
CIPHERGEN BIOSYSTEMS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
CIPHERGEN BIOSYSTEMS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. CONTROLS AND PROCEDURES
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
SIGNATURES
POWER OF ATTORNEY
CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER
CERTIFICATION OF THE CHIEF FINANCIAL OFFICER
REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE
SCHEDULE II CIPHERGEN BIOSYSTEMS, INC. VALUATION AND QUALIFYING ACCOUNTS Years ended December 31, 2002, 2001 and 2000 (in thousands)