Form 10-Q
period 2003-03-31
CIPHERGEN BIOSYSTEMS INC
filed 2003-05-15
CIK 926617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

Yes  ☒   No  ☐

Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Exchange Act.

Yes  ☒   No  ☐

Number of shares of common stock, $0.001 par value, outstanding as of April 30, 2003:  27,353,060

CIPHERGEN BIOSYSTEMS, INC.

INDEX FOR FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

ITEM 1.  FINANCIAL STATEMENTS

CIPHERGEN BIOSYSTEMS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$25,513	$25,145
Short-term investments	10,765	14,713
Accounts receivable, net	12,377	13,339
Notes receivable from related parties	230	288
Prepaid expenses and other current assets	2,766	2,815
Inventories, net	6,941	6,850

Total current assets	58,592	63,150

Property, plant and equipment, net	13,696	13,370
Long-term investments	—	2,683
Goodwill	2,870	2,870
Other intangible assets, net	4,419	4,626
Notes receivable from related parties	211	191
Other long-term assets	723	725

Total assets	$80,511	$87,615

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$5,516	$5,421
Accounts payable to related party	199	184
Accrued liabilities	6,396	5,514
Deferred revenue	3,994	3,861
Current portion of capital lease obligations	501	503

Total current liabilities	16,606	15,483

Deferred revenue	619	420
Capital lease obligations, net of current portion	2,154	2,313
Other long-term liabilities	1,097	1,013

Total liabilities	20,476	19,229

Commitments and contingencies (Note 5)

Minority interest	—	32

Stockholders’ equity:
Common stock	27	27
Additional paid-in capital	174,048	174,738
Notes receivable from stockholders	(1,092)	(1,289)
Deferred stock-based compensation	(1,710)	(2,829)
Accumulated other comprehensive income	1,731	1,480
Accumulated deficit	(112,969)	(103,773)

Total stockholders’ equity	60,035	68,354

Total liabilities, minority interest and stockholders’ equity	$80,511	$87,615

See notes to unaudited condensed consolidated financial statements.

CIPHERGEN BIOSYSTEMS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2003	2002
Revenue:
Products	$11,169	$5,512
Products revenue from related parties	—	375
Services	1,672	927

Total revenue	12,841	6,814

Cost of revenue:
Products	3,977	1,937
Products revenue from related parties	—	170
Services	846	395

Total cost of revenue	4,823	2,502

Gross profit	8,018	4,312

Operating expenses:
Research and development	6,381	3,920
Sales and marketing	5,849	4,780
General and administrative	4,708	2,967
Amortization of intangible assets	207	207

Total operating expenses	17,145	11,874

Loss from operations	(9,127)	(7,562)

Interest and other income, net	175	416
Loss attributable to minority interest	157	—

Loss before provision for income taxes	(8,795)	(7,146)
Provision for income taxes	401	17

Net loss	$(9,196)	$(7,163)

Basic and diluted net loss per share	$(0.34)	$(0.27)

Shares used in computing basic and diluted net loss per share	27,211	26,792

See notes to unaudited condensed consolidated financial statements.

CIPHERGEN BIOSYSTEMS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,196)	$(7,163)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,281	866
Loss attributable to minority interest	(157)	—
Stock-based compensation expense	389	751
Changes in operating assets and liabilities:
Accounts receivable, net	1,015	(1,262)
Accounts receivable from related parties	—	(102)
Inventories, net	50	(404)
Prepaid expenses and other current assets	252	244
Other long-term assets	—	14
Accounts payable and accrued liabilities	947	(914)
Accounts payable to related party	15	(30)
Deferred revenue	455	458
Deferred revenue from related parties	—	131
Other long-term liabilities	74	68

Net cash used in operating activities	(4,875)	(7,343)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment, net	(1,391)	(774)
Issuance of notes receivable to related parties	(22)	(29)
Purchase of marketable securities	(748)	(2,000)
Sales and maturities of marketable securities	7,300	7,092

Net cash provided by investing activities	5,139	4,289

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	40	—
Principal payments on capital lease obligations	(224)	(98)
Repayments of long-term debt	—	(41)
Repayments of notes receivable from stockholders	197	—

Net cash provided by (used in) financing activities	13	(139)
Effect of exchange rate changes on cash and cash equivalents	91	(50)

Net increase (decrease) in cash and cash equivalents	368	(3,243)
Cash and cash equivalents, beginning of period	25,145	48,319

Cash and cash equivalents, end of period	$25,513	$45,076

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Reductions in deferred stock-based compensation	$(730)	$(374)
Transfer of fixed assets to inventory	58	70
Change in unrealized gain on investments	(14)	(111)

See notes to unaudited condensed consolidated financial statements.

CIPHERGEN BIOSYSTEMS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2003

NOTE 1.  ORGANIZATION AND BASIS OF PRESENTATION

Ciphergen Biosystems, Inc. (the “Company” or “Ciphergen”) develops, manufactures and sells ProteinChip® Systems for life science researchers. These systems consist of ProteinChip Readers, ProteinChip Software and related accessories which are used in conjunction with consumable ProteinChip Arrays. These products are sold primarily to biologists at pharmaceutical and biotechnology companies, and academic and government research laboratories. The Company also provides research services through its Biomarker Discovery Centers® and chromatography sorbents used for protein purification through its BioSepra® subsidiary.

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

This unaudited financial data should be read in conjunction with the consolidated financial statements and footnotes contained in the Company’s 2002 Form 10-K.

NOTE 2.  RECENT ACCOUNTING PRONOUNCEMENTS

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”  FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements ending after December 15, 2002.  The adoption of FIN 45 did not have a material impact on the Company’s financial position or results of operations.

In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-21 (“EITF 00-21”), “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003, with earlier application permitted.  The Company adopted EITF Issue No. 00-21 on January 1, 2003, which did not have a material impact on the Company’s financial position or results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.”  FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003.  The Company is in the process of determining the financial effects, if any, on its financial position and results of operations.

NOTE 3.  INVENTORIES

                Net inventories consisted of the following (in thousands):

	March 31, 2003	December 31, 2002
Raw materials	$1,976	$1,917
Work in process	1,458	1,610
Finished goods	3,507	3,323

	$6,941	$6,850

NOTE 4.  WARRANTIES AND MAINTENANCE CONTRACTS

Ciphergen has a direct field service organization that provides service for its products. The Company generally provides a 12 month warranty on its ProteinChip Systems, Interfaces and accessories. After the warranty period, maintenance and support is provided on a contract basis or on an individual call basis.

Changes in the Company’s warranty liability and the cost component of maintenance contracts during the quarter ended March 31, 2003 were as follows (in thousands):

Balance as of January 1, 2003	$70
Additions charged to cost of revenue	531
Cost incurred during the period	(531)
Balance as of March 31, 2003	$70

Revenue for maintenance contracts is recognized on a pro rata basis over the period of the applicable maintenance contract. Costs are recognized as incurred.

NOTE 5.  COMMITMENTS AND CONTINGENCIES

The Company is currently a party to three legal proceedings.

(1)           Ciphergen Biosystems, Inc., Ciphergen Technologies, Inc. and IllumeSys Pacific, Inc. v. Molecular Analytical Systems, Inc., LumiCyte, Inc. and T. William Hutchens. On July 12, 2000, the Company filed a lawsuit in the Superior Court of the State of California against Molecular Analytical Systems, Inc. (“MAS”) and LumiCyte, Inc. (“LumiCyte”) requesting a declaration of Ciphergen’s rights, including that Ciphergen has the right to sell information and service products, and requesting a preliminary injunction preventing MAS from terminating the sublicense agreements. In October 2000, Ciphergen made additional claims against MAS and LumiCyte, and added T. William Hutchens as an individual defendant. Hutchens is the Chief Executive Officer of both MAS and LumiCyte, as well as a former officer and director of Ciphergen. He is presently the beneficial owner of less than 10% of Ciphergen’s outstanding common stock. Ciphergen’s action seeks, among other things, damages and injunctive relief against defendants for unfair competition, misappropriation of trade secrets, and breach of contract, as well as an injunction precluding defendants from operating in Ciphergen’s licensed markets. In October 2000, MAS and LumiCyte filed a cross-complaint against Ciphergen, Ciphergen Technologies, Inc. and IllumeSys Pacific, Inc., the three plaintiffs which filed the underlying lawsuit against MAS and LumiCyte described above. The cross-complaint alleges claims for breach of contract, intentional interference with prospective economic advantage, unfair competition, misappropriation of trade secrets and declaratory relief regarding the rights of the parties under the two technology transfer sublicense agreements between MAS and Ciphergen. The cross-complaint also seeks to terminate the sublicense agreements, to obtain injunctive relief, to prevent use of alleged trade secrets of MAS, and damages. Ciphergen and MAS have entered into an agreement that provides that MAS’ license termination notices are suspended pending the conclusion of this lawsuit. In May 2001, the Company amended its complaint and brought additional claims against MAS, LumiCyte and Hutchens.

(2)           Molecular Analytical Systems, Inc. v. Ciphergen Biosystems. The proceeding was filed December 9, 1999 in the United States Trademark and Appeal Board. Ciphergen applied for registration of the term “SELDI” as a trademark. MAS has opposed registration of the trademark and is seeking to have the trademark registered in its name instead. The Trademark and Appeal Board has suspended the proceeding until resolution of the lawsuit described above.

(3)           On July 27, 2001, the Company served a demand for arbitration on T. William Hutchens under the July 28, 1998 Stock Exchange Agreement among Ciphergen, Ciphergen Technologies, Inc., Hutchens and others. The demand for arbitration asserts that Hutchens, who was a selling shareholder of Ciphergen Technologies, made representations and warranties to Ciphergen about the conduct of Ciphergen Technologies’ business and its ownership of assets that are contrary to certain claims asserted in the cross-complaint filed by MAS and LumiCyte and, therefore, that he must pay Ciphergen’s attorneys fees and indemnify Ciphergen for any losses it might incur resulting from filing of the cross-claims, regardless of their merit. The parties have agreed to stay the arbitration until the earlier of August 1, 2002, or the resolution of any of several of plaintiffs’ and cross-complainants’ causes of action.

                A trial relating to these matters was scheduled to begin on March 3, 2003. However, the parties agreed jointly to remove the case from the trial calendar while they engaged in mediation and attempted to settle the matters. During mediation, the parties entered into a stipulation setting forth the general terms of settlement, including the exchange of releases, clarification that Ciphergen has all of defendants’ rights to the SELDI technology, and Ciphergen’s payment of approximately $3 million and approximately 1.25 million shares of Ciphergen common stock, as well as up to $10 million in royalties over a ten-year period. The stipulation contemplates that the parties would formalize the settlement terms in definitive agreements. The parties have been unable to agree upon the language of the definitive settlement agreements and implementation issues. The court has ruled that the stipulation is enforceable against the parties. Ciphergen is continuing to negotiate the definitive settlement agreements, and it may appeal certain aspects of the court’s ruling regarding enforceability of the stipulation.

NOTE 6.  STOCK OPTIONS

The following information regarding pro forma net loss and pro forma net loss per share has been determined as if the Company had accounted for its employee stock options and employee stock plan under the fair value method.  The resulting effect on net loss and net loss per share is not likely to be representative of the effects on net loss and net loss per share in future periods, due to subsequent periods including additional grants and periods of vesting.  The fair value of options was estimated at the date of grant using a Black-Scholes option valuation model with the following weighted-average assumptions for the three months ended March 31, 2003 and 2002, respectively: risk-free interest rates of 2.8% and 4.4%; dividend yields of 0%; volatility factors of the expected market price of our Common Stock of 60%; and an expected life of the option of five years.

The following table illustrates the effect on reported net loss and net loss per share if the Company had applied the fair value recognition methodology to stock-based employee compensation (in thousands, except per share amounts):

	Three Months Ended March 31,
	2003	2002
Net loss, as reported	$(9,196)	$(7,163)
Add: Cost recognized	388	765
Less: Assumed stock compensation cost	(1,120)	(1,311)
Pro forma net loss	$(9,928)	$(7,709)

Basic and diluted net loss per share:
As reported	$(0.34)	$(0.27)
Pro forma	$(0.36)	$(0.29)

NOTE 7.  INCOME TAXES

The tax provision of $401,000 in the first quarter of 2003 increased over the tax provision of $17,000 in the first quarter of 2002, primarily due to the increased pretax income of the Company’s French subsidiary, BioSepra S.A., together with the expectation that BioSepra’s net operating loss carryforwards will be used up in 2003.  Based on the available evidence, management believes it is more likely than not that the net deferred tax assets of the Company exclusive of France will not be fully realizable.  Accordingly, the Company has provided a full valuation allowance against its net deferred tax assets at March 31, 2003.

NOTE 8.  COMPREHENSIVE LOSS

                Comprehensive loss consisted of the following (in thousands):

	Three Months Ended March 31,
	2003	2002
Net loss	$(9,196)	$(7,163)
Other comprehensive income (loss):
Changes in unrealized gains on investments	(14)	(111)
Currency translation gains (losses)	265	(55)
Other comprehensive income (loss)	251	(166)
Total comprehensive loss	$(8,945)	$(7,329)

NOTE 9.  NET LOSS PER SHARE

                Basic net loss per share is calculated using the weighted average number of common shares outstanding during the period. Because the Company is in a net loss position, diluted earnings per share is calculated using the weighted average number of common shares outstanding and excludes the effects of 4.1 million and 2.9 million potential common shares as of March 31, 2003 and 2002, respectively, that are antidilutive. Potential common shares include common stock subject to repurchase, common stock issuable under the Company’s 2000 Employee Stock Purchase Plan, and incremental shares of common stock issuable upon the exercise of outstanding stock options and warrants. The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

	Three Months Ended March 31,
	2003	2002
Numerator:
Net loss	$(9,196)	$(7,163)
Denominator:
Weighted average common shares outstanding	27,345	27,056
Weighted average unvested common shares subject to repurchase	(134)	(264)

Denominator for basic and diluted calculations	27,211	26,792

Basic and diluted net loss per share	$(0.34)	$(0.27)

NOTE 10.  SEGMENT INFORMATION AND GEOGRAPHIC DATA

Ciphergen’s revenue is derived from the sales of interrelated products and services on a worldwide basis. Although discrete components that earn revenues and incur expenses exist, significant expenses such as sales and marketing and corporate administration are not incurred by nor allocated to these operating units but rather are employed by the entire enterprise. Additionally, the chief operating decision maker evaluates resource allocation not on a product or geographic basis, but rather on an enterprise-wide basis. Therefore, management has determined that Ciphergen operates in only one reportable segment, which is the protein research tools and collaborative services business.

The following table reflects the results of the Company’s sales to external customers by similar products and services for the quarters ended March 31, 2003 and 2002 (in thousands):

	Three Months Ended March 31,
	2003	2002
ProteinChip Systems and related products	$7,319	$4,062
Process chromatography products	3,850	1,825
Services	1,672	927

	$12,841	$6,814

The Company sells its products and services directly to customers in North America, Western Europe, Japan and China, and through distributors in other parts of Asia and in Australia. Revenue for geographic regions reported below is based upon the customers’ locations. Following is a summary of the geographic information related to revenue for the quarters ended March 31, 2003 and 2002 (in thousands):

	Three Months Ended March 31,
	2003	2002
North America	$6,577	$3,287
Europe	5,223	2,644
Asia	1,041	883

Total	$12,841	$6,814

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We have made statements under the captions “Factors That May Affect Our Results”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other sections of this Form 10-Q that are forward-looking statements. You can identify these statements by forward-looking words such as “may”, “will”, “expect”, “intend”, “anticipate”, “believe”, “estimate”, “plan”, “could”, “should”, and “continue” or similar words. These forward-looking statements may also use different phrases. We have based these forward-looking statements on our current expectations and projections about future events. Examples of forward-looking statements include statements about: deployment, capabilities and uses of our products; the expansion of our product portfolio, product development and product innovations; the importance of proteomics as a major focus of biology research; the ability of our products to enable proteomics research; the emerging market for process proteomics; increasing the size of our sales and marketing organization; increased activity at our Biomarker Discovery Centers® and our plans to open new centers; securing commercial rights to discoveries at our Biomarker Discovery Centers; trends in our business; revenue growth; expansion plans, including expansion of our proteomics products; increasing costs, including sales and marketing, research and development, and general and administrative costs; expected levels of capital expenditures; the outcome of legal proceedings; the period of time for which our existing financial resources and interest income will be sufficient to enable us to maintain current and planned operations; and our plans for mitigating foreign currency exchange risks. These statements are subject to risks and uncertainties that could cause actual results to differ materially, including the risks set forth under the caption “Factors That May Affect Our Results” in this Form 10-Q and the similar factors and risks outlined in Form 10-K for the fiscal year ended December 31, 2002 filed with the SEC on March 31, 2003, and in our other filings with the SEC. We believe it is important to communicate our expectations to investors. However, there may be events in the future that we are not able to accurately predict or that we do not fully control that could cause actual results to differ materially from those expressed or implied in our forward-looking statements.

OVERVIEW

We develop, manufacture and sell our ProteinChip® Systems, which use patented Surface Enhanced Laser Desorption/Ionization (“SELDI”) technology. These systems consist of ProteinChip Readers, ProteinChip Software and related accessories which are used in conjunction with consumable ProteinChip Arrays. We market and sell our products primarily to research biologists in pharmaceutical and biotechnology companies, and academic and government research laboratories. In 1997, we acquired IllumeSys Pacific, Inc., which holds specific rights to the SELDI technology for the life science research market. Our first designed and manufactured system, the ProteinChip System, Series PBS I, was available for shipment in the third quarter of 1997. In 1997, we also established a subsidiary in the U.K. and began direct selling in Europe. During 1999, we initiated an expanded marketing program and in May began shipping the ProteinChip System, Series PBS II, the current version of which is now referred to as the ProteinChip Biology System. In 1999, we also established a joint venture with Sumitomo Corporation to distribute our products in Japan. During 2000, we began offering research services and established Biomarker Discovery Centers in Fremont, California; Copenhagen, Denmark; and Malvern, Pennsylvania.

In 2001, we introduced the ProteinChip Biomarker System, which utilizes sophisticated third-party software to automate pattern recognition-based statistical analysis methods and correlate protein expression patterns from clinical samples with disease phenotypes. We also began selling the Biomek 2000 Workstation, a robotic accessory which is manufactured by Beckman Coulter and which has been optimized for use with our ProteinChip Biomarker System to increase sample throughput and reproducibility. In addition, we expanded our product offering with a SELDI ProteinChip interface to high-end tandem mass spectrometers, which we developed and which is manufactured for us by a third party manufacturing company in Reno, Nevada. On July 31, 2001, Ciphergen acquired the BioSepra® process chromatography business from Invitrogen Corporation. BioSepra S.A., a wholly-owned subsidiary of Ciphergen located near Paris, France, currently has 63 employees who develop, manufacture and market products for the large-scale process chromatography market. We have integrated the BioSepra business into our sales and marketing organization and are developing a line of products to address process proteomics, an emerging market driven by pharmaceutical company demand to produce proteins for research, development and therapeutic manufacturing purposes.

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

We have used our resources primarily to develop and expand our proprietary ProteinChip Systems and related consumables and to establish a marketing and sales organization for commercialization of our products. We have also used our resources to establish Biomarker Discovery Centers to provide research services to our clients and to foster further adoption of our products and technology. In addition, we acquired the BioSepra process chromatography business which expanded our proteomics products business. We also used our funds to establish a joint venture to distribute our products in Japan and to increase our ownership in the joint venture to majority control. Since our inception we have incurred significant losses and as of March 31, 2003, we had an accumulated deficit of $113.0 million.

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

Our expenses, excluding stock-based compensation, have consisted primarily of costs incurred in manufacturing our ProteinChip Systems, Arrays and chromatography sorbents, including materials, labor and overhead costs, marketing and sales activities, research and development programs, litigation, and general and administrative costs associated with our operations. We expect our cost of revenue to increase in the future as we sell additional units of our ProteinChip System, Arrays and chromatography sorbents, but to decrease as a percent of total revenue as we gain efficiencies from spreading our fixed costs over a greater number of units. We expect our selling expenses to increase as we continue to commercialize our products and expand our sales force. We expect our research and development expenses to increase in the future as we continue to develop and improve products, and as we fund efforts at our Biomarker Discovery Centers to discover, validate and patent biomarkers that may have diagnostic and/or therapeutic utility. We expect our general and administrative expenses to increase to support the overall growth of our operations. As a result, we expect to incur losses for at least the next two quarters. Our current level of revenue is insufficient for us to become profitable. To become profitable, we will need to increase unit sales of our ProteinChip Systems and Arrays, and chromatography sorbents.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2003 AND MARCH 31, 2002

PRODUCT REVENUE.  Product revenue increased to $11.2 million in the first quarter of 2003 from $5.9 million for the same period in 2002, an increase of $5.3 million or 90%.  The increase was primarily the result of increased unit sales of ProteinChip Systems and Arrays, and increased sales of higher-end configurations, aided by the increase in the size of our sales force, new product offerings and increased market acceptance of SELDI technology, as well as increased chromatographic sorbents revenue for BioSepra.

SERVICE REVENUE.  Service revenue increased to $1.7 million in the first quarter of 2003 from $927,000 for the same period in 2002, an increase of $745,000 or 80%. This increase was primarily due to an increase in revenue from maintenance contracts and training driven by growth in our installed base, as well as an increase in revenue from collaborative services.

COST OF PRODUCT REVENUE. Cost of product revenue increased to $4.0 million in the first quarter of 2003 from $2.1 million for the same period in 2002, an increase of $1.9 million or 89%. This increase resulted from an increase in unit sales of our ProteinChip Systems and Arrays, as well as increased sales volume of chromatography sorbents for BioSepra. The gross margin for product revenue was 64% in the first quarter of 2003, unchanged from the first quarter of 2002. Stock-based compensation expense in cost of product revenue was $29,000 in the first quarter of 2003 compared to $33,000 in the same period of 2002.

COST OF SERVICE REVENUE.  Cost of service revenue increased to $846,000 in the first quarter of 2003 from $395,000 for the same period in 2002, an increase of $451,000 or 114%. This increase was mainly due to increased field service costs to provide service for a greater number of maintenance contracts. From the first quarter of 2002 to the first quarter of 2003, the gross margin for service revenue decreased from 57% to 49%, mainly due to an increase in staffing needed to expand the capacity of our field service force.  The number of field service engineers effectively grew by more than 150% from the first quarter of 2002 to the first quarter of 2003.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased to $6.4 million in the first quarter of 2003 from $3.9 million for the same period in 2002, an increase of $2.5 million or 63%. The increase was largely due to an increase of $1.0 million in materials and supplies used for the development of new products, as we devoted more resources to new and ongoing projects.   Payroll and related costs increased approximately $970,000 due to a 24% increase in headcount. Collaboration and consulting expenses associated with research and development projects, including Biomarker Discovery Center activities, increased approximately $250,000. These increases were partially offset by a decline of $52,000 in stock-based compensation expense. Stock-based compensation expense in research and development was $30,000 in the first quarter of 2003, compared to $82,000 of expense in the same quarter of 2002.  We expect research and development expenses, exclusive of stock-based compensation, to increase in 2003 relative to 2002 as we develop new instruments, chip surfaces and sorbents, and as we increase activities through our Biomarker Discovery Centers to discover, validate and patent biomarkers.

SALES AND MARKETING EXPENSES. Sales and marketing expenses increased to $5.8 million in the first quarter of 2003 from $4.8 million for the same period in 2002, an increase of $1.0 million or 22%. This increase was primarily due to higher payroll and related costs as a result of a 15% increase in the sales and marketing staff, exclusive of the Ciphergen Biosystems KK acquisition, thereby increasing payroll and related costs approximately $753,000. The inclusion of Ciphergen Biosystems KK also added approximately $576,000 to our sales and marketing expenses. These increases were partially offset by a decline of $87,000 in stock-based compensation expense. Stock-based compensation expense in sales and marketing was $75,000 in the first quarter of 2003 compared to $162,000 in the same quarter of 2002. We expect sales and marketing expenses, exclusive of stock-based compensation, to increase in 2003 relative to 2002 as we continue to grow our sales force, launch new products and increase our promotional activities.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased to $4.7 million in the first quarter of 2003 from $3.0 million for the same period in 2002, an increase of $1.7 million or 59%.  This increase was largely driven by a $1.5 million increase in legal fees and by a 20% increase in the administrative staff, thereby increasing payroll and related costs approximately $139,000. The inclusion of Ciphergen Biosystems KK also added approximately $108,000 to our general and administrative expenses. These increases were partially offset by a decrease of $219,000 in stock-based compensation expense. Stock-based compensation expense was $255,000 in the first quarter of 2003 compared to $474,000 in the same quarter of 2002.  We expect general and administrative expenses, exclusive of stock-based compensation, to increase in 2003 relative to 2002 as we add necessary infrastructure to support increased activity and complexity.

AMORTIZATION OF INTANGIBLE ASSETS.  Amortization of intangible assets during the first quarter of 2003 was $207,000, unchanged from the first quarter of 2002.  The amount of amortization is expected to remain the same each quarter through 2007.

INTEREST AND OTHER INCOME, NET. Interest income in the first quarter of 2003 was $208,000 compared to $473,000 in the same quarter of 2002.  The decrease was due to smaller average investment balances and lower interest rates.  Interest expense of $33,000 for the first quarter of 2003 decreased approximately $9,000 from the same quarter of 2002.  This decrease was largely due to declining debt balances.  Other income, primarily foreign currency gains and losses, in the first quarter of 2003 was $0 compared to a loss of $15,000 in the same quarter of 2002.  The increase was mainly due to favorable foreign currency variances.

LOSS ATTRIBUTABLE TO MINORITY INTEREST.  Subsequent to our acquisition of majority control of Ciphergen Biosystems KK on August 31, 2002, we attribute a share of the joint venture’s gains or losses to SC BioSciences’ (a subsidiary of Sumitomo Corporation) minority interest.  For the first quarter of 2003, this was ($157,000).

PROVISION FOR INCOME TAX. The provision for income tax in the first quarter of 2003 was $401,000, compared to $17,000 in the same quarter of 2002.  This increase was primarily related to our French subsidiary, BioSepra.  In 2002, we began to provide for income taxes related to BioSepra, as we anticipate previously accumulated net operating loss carryforwards will be fully utilized during 2003.

LIQUIDITY AND CAPITAL RESOURCES

From our inception through March 31, 2003, we have financed our operations principally with $89.7 million from the sales of products and services to customers and net proceeds from equity financings totaling $157.0 million (including $101.2 million raised in an initial public offering in September 2000).  Cash, cash equivalents and investments in securities at March 31, 2003 were $36.3 million.  Working capital at March 31, 2003 was $41.9 million, compared to $47.7 million at December 31, 2002.  Long-term debt and capital lease balances at March 31, 2003 totalled $2.7 million, compared to $2.8 million at December 31, 2002.

Net cash used in operating activities was $4.9 million in the first three months of 2003, which was primarily the result of net losses from operations of $9.2 million, reduced by the decrease in operating assets and liabilities of $2.8 million, non-cash charges of $0.4 million for amortization of deferred stock-based compensation and $1.3 million for depreciation and amortization.  We expect net cash used in operating activities to decrease in 2003 compared to 2002, as our revenue increases.

Net cash provided by investing activities was $5.1 million in the first three months of 2003, which consisted of net maturities of investment securities of $6.6 million, partly offset by property and equipment purchases of $1.4 million.  We expect to acquire additional capital equipment on an ongoing basis as we add staff, increase capacity and improve capabilities.  We anticipate capital expenditures of approximately $5 million to $6 million during 2003.

Net cash provided by financing activities was $13,000 in the first three months 2003, which consisted of the repayment of three stockholder loans in the aggregate principal amount of $196,500, and the issuance of common stock under our stock option plans of $40,000, offset by the repayment of capital lease obligations of $224,000.

We believe that current cash resources will be sufficient to maintain current and planned operations at least through the end of 2004.  Ciphergen currently expects to fund expenditures for capital requirements as well as liquidity needs from a combination of available cash and marketable securities balances.  We may be required to raise additional capital through a variety of resources, including the public equity market, private financings, collaborative arrangements and debt.  If additional capital is raised through the issuance of equity or securities convertible into equity, our stockholders may experience dilution, and such securities may have rights, preferences or privileges senior to those of the holders of our common stock.  If we obtain funds through arrangements with collaborators or strategic partners, we may be required to relinquish our rights to certain technologies or products that we might otherwise seek to retain.  Additional financing may not be available to us on favorable terms, if at all.  If we are unable to obtain financing on acceptable terms, we may be unable to execute our business plan and we could be required to delay, reduce the scope of, or eliminate our operations.

The following summarizes Ciphergen’s contractual obligations at March 31, 2003, and the effect such obligations are expected to have on its liquidity and cash flow in future periods (in thousands):

	Total	Less than 1 Year	1-3 Years	4-5 Years	Beyond 5 Years

Contractual obligations
Capital lease obligations	$2,655	$501	$555	$594	$1,005
Non-cancelable operating lease obligations	18,633	3,802	7,177	6,548	1,106

Total contractual cash obligations	$21,288	$4,303	$7,732	$7,142	$2,111

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”  FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements ending after December 15, 2002.  The adoption of FIN 45 did not have a material impact on the Company’s financial position or results of operations.

In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-21 (“EITF 00-21”), “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003, with earlier application permitted.  The Company adopted EITF Issue No. 00-21 on January 1, 2003, which did not have a material impact on the Company’s financial position or results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.”  FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003.  The Company is in the process of determining the financial effects, if any, on its financial position and results of operations.

FACTORS THAT MAY AFFECT OUR RESULTS

We expect to continue to incur net losses in 2003 and the early part of 2004. If we are unable to significantly increase our revenues, we may never achieve profitability.

From our inception in December 1993 through March 31, 2003, we have generated cumulative revenue of approximately $89.7 million and have incurred net losses of approximately $113.0 million. We have experienced significant operating losses each year since our inception and expect these losses to continue for at least the next year. For example, we experienced net losses of approximately $29.1 million in 2002, $25.8 million in 2001 and $20.3 million in 2000. Our losses have resulted principally from costs incurred in research and development, sales and marketing, litigation, and general and administrative costs associated with our operations. These costs have exceeded our revenue, which, to date, has been generated principally from product sales. We expect to incur additional operating losses and these losses may be substantial as a result of increases in expenses for manufacturing, marketing and sales, research and product development, and general and administrative costs. We may never achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

If we are unable to maintain our rights to the SELDI technology, we will no longer be permitted to offer products and services based on such technology to our customers and our revenue would decline significantly.

                Our commercial success depends on our ability to maintain our sublicensed rights to the SELDI technology based on Baylor’s patents because the majority of our revenue is derived from products and services based on this technology.  In July 2000, in response to claims by Molecular Analytical Systems, Inc. (“MAS”) that we had materially breached the sublicense agreements and its threat to terminate the sublicense agreements, we filed a lawsuit against MAS and LumiCyte, Inc. (“LumiCyte”) requesting a declaration of our rights, including that we have the right to sell information and service products, and requesting a preliminary injunction preventing MAS from terminating the sublicense agreements. In October 2000, we made additional claims against MAS and LumiCyte and added Dr. T. William Hutchens as an individual defendant. Hutchens is Chief Executive Officer of both MAS and LumiCyte, as well as a former officer and director of Ciphergen. In October 2000, MAS and LumiCyte filed cross-claims against Ciphergen and its subsidiaries. In May 2001, we amended our complaint and brought additional claims against MAS, LumiCyte, and Hutchens. A trial relating to these matters was scheduled to begin in March 2003. However, the parties agreed jointly to remove the case from the trial calendar while they engaged in mediation and attempted to settle the matters. During mediation, the parties entered into a stipulation setting forth the general settlement terms, including the exchange of releases, clarification that Ciphergen has all of defendants’ rights to the SELDI technology, and Ciphergen’s payment of approximately $3 million and approximately 1.25 million shares of Ciphergen common stock, as well as up to $10 million in royalties over a ten-year period. The stipulation contemplates that the parties would formalize the settlement terms in definitive agreements. The parties have been unable to agree upon the language of the definitive settlement agreements and implementation issues. The court has ruled that the stipulation is enforceable against the parties. Ciphergen is continuing to negotiate the definitive settlement agreements, and it may appeal certain aspects of the court’s ruling regarding enforceability of the stipulation.  Baylor might contend that the settlement outlined in the stipulation constituted a breach of its agreements with MAS.  If such a claim were made and then upheld, our sublicenses would fail and, if we were unable to obtain a license to these rights from Baylor, we would be precluded from offering products and services based on the SELDI technology to our customers, we would no longer generate revenue from these products and services, and we would have to revise our business direction and strategy.    See “Legal Proceedings.”

If our BioSepra Process Division fails to develop new products, we may not be able to grow or maintain this operation in the face of larger entrenched competitors.

While the market is large and growing for chromatographic processes, BioSepra’s potential customers may remain with the entrenched suppliers they currently use. BioSepra will need to develop new products and look to replace entrenched suppliers by offering superior products. Customers having to separate proteins have traditionally been slow to adopt new technologies, even when those new technologies offer considerable advantages over existing, proven approaches. Even if BioSepra chromatography products and services are more efficient and of higher quality than alternatives, conservative customers may favor established products and companies.

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

Some of the inventions covered by the sublicense agreements were developed under a grant from an agency of the U.S. government and therefore the government has a paid-up nonexclusive nontransferable license to those inventions and the right in limited circumstances to grant a license to others on reasonable terms. If the government exercises those rights, our business could be harmed.

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

Our success also depends on avoiding infringing on the proprietary technologies of others. We are aware of third parties whose business involves the use of mass spectrometry for the analysis of proteins and DNA, and third parties whose business involves providing chromatography sorbents and media. Certain of these parties have issued patents or pending patent applications on technology that they might assert against us. If they successfully make such assertions, we may be required to obtain licenses to use that technology and such licenses may not be available on commercially reasonable terms, if at all. We may incur substantial costs defending ourselves in lawsuits against charges of patent infringement or other unlawful use of another’s proprietary technology. Any such lawsuit may not be decided in our favor, and if we are found liable, we may be subject to monetary damages or injunction against using their technology.

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

In addition, the stock market in general, and the Nasdaq National Market and the market for technology companies in particular, have experienced significant price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Further, there has been significant volatility in the market prices of securities of life science companies. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted. A securities class action suit against us could result in substantial costs, potential liabilities and the diversion of management’s attention and resources.

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

The rights issued pursuant to our Stockholder Rights Plan will become exercisable the tenth day after a person or group announces acquisition of 15% or more of our common stock or announces commencement of a tender or exchange offer the consummation of which would result in ownership by the person or group of 15% or more of our common stock. If the rights become exercisable, the holders of the rights (other than the person acquiring 15% or more of our common stock) will be entitled to acquire in exchange for the rights’ exercise price, shares of our common stock or shares of any company in which we are merged, with a value equal to twice the rights’ exercise price.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion about our market risk disclosure involves forward-looking statements. We are exposed to market risk related mainly to changes in interest rates. We do not invest in derivative financial instruments.

INTEREST RATE SENSITIVITY

The fair value of our investments in marketable securities at March 31, 2003 was $10.8 million, with a weighted-average maturity of 232 days and a weighted-average interest rate of 2.35%.

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

The functional currencies of BioSepra S.A. and Ciphergen Biosystems KK are the euro and yen, respectively. Accordingly, the accounts of these operations are translated from the local currency to the U.S. dollar using the current exchange rate in effect at the balance sheet date for the balance sheet accounts, and using the average exchange rate during the period for revenue and expense accounts. The effects of translation are recorded as a separate component of stockholders’ equity. The net tangible assets of our non-U.S. operations, excluding intercompany debt, were $14.7 million at March 31, 2003.

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

ITEM 4.  CONTROLS AND PROCEDURES

As of March 31, 2003, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, Ciphergen’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that Ciphergen’s disclosure controls and procedures (as defined in Rules 13(a) — 14(c) of the Securities Exchange Act of 1934 (the “Exchange Act”)) were effective in ensuring that information required to be disclosed by Ciphergen in this report and in other reports it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.  There have been no significant changes in Ciphergen’s internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2003.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

(3)           On July 27, 2001, we served a demand for arbitration on T. William Hutchens under the July 28, 1998 Stock Exchange Agreement among Ciphergen, Ciphergen Technologies, Inc., Hutchens and others. The demand for arbitration asserts that Hutchens, who was a selling shareholder of Ciphergen Technologies, made representations and warranties to Ciphergen about the conduct of Ciphergen Technologies’ business and its ownership of assets that are contrary to certain claims asserted in the cross-complaint filed by MAS and LumiCyte and, therefore, that he must pay Ciphergen’s attorneys fees and indemnify Ciphergen for any losses it might incur resulting from filing of the cross-claims, regardless of their merit. The parties have agreed to stay the arbitration until the earlier of August 1, 2002, or the resolution of any of several of plaintiffs’ and cross-complainants’ causes of action.

A trial relating to these matters was scheduled to begin on March 3, 2003. However, the parties agreed jointly to remove the case from the trial calendar while they engaged in mediation and attempted to settle the matters. During mediation, the parties entered into a stipulation setting forth the general terms of settlement, including the exchange of releases, clarification that Ciphergen has all of defendants’ rights to the SELDI technology, and Ciphergen’s payment of approximately $3 million and approximately 1.25 million shares of Ciphergen common stock, as well as up to $10 million in royalties over a ten-year period. The stipulation contemplates that the parties would formalize the settlement terms in definitive agreements. The parties have been unable to agree upon the language of the definitive settlement agreements and implementation issues. The court has ruled that the stipulation is enforceable against the parties. Ciphergen is continuing to negotiate the definitive settlement agreements, and it may appeal certain aspects of the court’s ruling regarding enforceability of the stipulation.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	The following exhibits have been filed with this report:

	3.2*	Amended and Restated Certificate of Incorporation of Registrant

	3.4*	Amended and Restated Bylaws of Registrant

	4.1*	Form of Registrant’s Common Stock Certificate

	4.2**	Preferred Shares Rights Agreement dated March 20, 2002 between Ciphergen Biosystems, Inc. and Continental Stock Transfer & Trust Company

	99.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	99.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Incorporated by reference to exhibits (with same exhibit number) to Ciphergen Biosystems’ Registration Statement on Form S-1 (File No. 333-32812) declared effective on September 28, 2000.

** Incorporated by reference to our Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on March 21, 2002.

(b)	Reports on Form 8-K.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 15, 2003

CIPHERGEN BIOSYSTEMS, INC.

(Registrant)

/s/ William E. Rich, Ph.D.

William E. Rich
President, Chief Executive Officer and Director (principal executive officer)

/s/ Matthew J. Hogan

Matthew J. Hogan
Vice President and Chief Financial Officer (principal executive officer)

CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER PURSUANT TO SECTION 302 (a) OF THE SARBANES-OXLEY ACT OF 2002

I, William E. Rich, certify that:

1.                                       I have reviewed this quarterly report on Form 10-Q of Ciphergen Biosystems, Inc.;

2.                                       Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.                                       Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.                                       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)                                      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)                                     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)                                      presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)                                      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                                     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

By:	/s/ William E. Rich

Name: William E. Rich

Title: President and Chief Executive Officer

CERTIFICATION OF THE CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 302 (a) OF THE SARBANES-OXLEY ACT OF 2002

I, Matthew J. Hogan, certify that:

1.                                       I have reviewed this quarterly report on Form 10-Q of Ciphergen Biosystems, Inc.;

2.                                       Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.                                       Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.                                       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)                                      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)                                     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)                                      presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)                                      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                                     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

By:	/s/ Matthew J. Hogan

Name: Matthew J. Hogan

Title: Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit Title
3.2*	Amended and Restated Certificate of Incorporation of Registrant
3.4*	Amended and Restated Bylaws of Registrant
3.5**	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Ciphergen Biosystems, Inc.
4.1*	Form of Registrant’s Common Stock Certificate
4.2**	Preferred Shares Rights Agreement dated March 20, 2002 between Ciphergen Biosystems, Inc. and Continental Stock Transfer & Trust Company
99.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Incorporated by reference to exhibits (with same exhibit number) to Ciphergen Biosystems’ Registration Statement on Form S-1 (File No. 333-32812) declared effective on September 28, 2000.

** Incorporated by reference to our Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on March 21, 2002.