Form 10-Q
period 2003-06-30
CIPHERGEN BIOSYSTEMS INC
filed 2003-08-14
CIK 926617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

Yes  ☒   No  ☐

Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Exchange Act.

Yes  ☒   No  ☐

Number of shares of common stock, $0.001 par value, outstanding as of July 31, 2003:  28,795,284

CIPHERGEN BIOSYSTEMS, INC.

INDEX FOR FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

ITEM 1.  FINANCIAL STATEMENTS

CIPHERGEN BIOSYSTEMS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$19,524	$25,145
Short-term investments	8,707	14,713
Accounts receivable, net	13,782	13,339
Short-term notes receivable from related parties	30	288
Prepaid expenses and other current assets	2,063	2,815
Inventories, net	7,681	6,850

Total current assets	51,787	63,150

Property, plant and equipment, net	13,758	13,370
Long-term investments	—	2,683
Goodwill	2,870	2,870
Other intangible assets, net	7,561	4,626
Long-term notes receivable from related parties	231	191
Other long-term assets	742	725

Total assets	$76,949	$87,615

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$5,797	$5,421
Account payable to related party	—	184
Accrued liabilities	6,535	5,514
Deferred revenue	4,612	3,861
Current portion of capital lease obligations	304	503
Current portion of long-term debt	583	—

Total current liabilities	17,831	15,483

Deferred revenue	457	420
Capital lease obligations, net of current portion	2,215	2,313
Long-term debt, net of current portion	1,483	—
Other long-term liabilities	1,182	1,013

Total liabilities	23,168	19,229

Contingencies (Note 6)

Minority interest	—	32

Stockholders’ equity:
Common stock	29	27
Additional paid-in capital	182,382	174,738
Notes receivable from stockholders	(1,093)	(1,289)
Deferred stock-based compensation	(1,361)	(2,829)
Accumulated other comprehensive income	2,398	1,480
Accumulated deficit	(128,574)	(103,773)

Total stockholders’ equity	53,781	68,354

Total liabilities, minority interest and stockholders’ equity	$76,949	$87,615

See notes to unaudited condensed consolidated financial statements.

CIPHERGEN BIOSYSTEMS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenue:
Products	$12,401	$7,389	$23,570	$12,901
Products revenue from related party	—	406	—	781
Services	1,863	858	3,535	1,785

Total revenue	14,264	8,653	27,105	15,467

Cost of revenue:
Products	3,831	2,329	7,808	4,266
Products revenue from related party	—	132	—	302
Services	874	387	1,720	782
Litigation settlement	7,257	—	7,257	—

Total cost of revenue	11,962	2,848	16,785	5,350

Gross profit	2,302	5,805	10,320	10,117

Operating expenses:
Research and development	7,011	4,701	13,392	8,621
Sales and marketing	6,097	5,148	11,946	9,928
General and administrative	4,246	3,337	8,954	6,304
Amortization of intangible assets	207	207	414	414

Total operating expenses	17,561	13,393	34,706	25,267

Loss from operations	(15,259)	(7,588)	(24,386)	(15,150)

Interest and other income, net	(44)	383	288	799

Loss before provision for income taxes	(15,303)	(7,205)	(24,098)	(14,351)
Provision for income taxes	302	92	703	109

Net loss	$(15,605)	$(7,297)	$(24,801)	$(14,460)

Basic and diluted net loss per share	$(0.56)	$(0.27)	$(0.90)	$(0.54)

Shares used in computing basic and diluted net loss per share	27,782	26,898	27,498	26,846

See notes to unaudited condensed consolidated financial statements.

CIPHERGEN BIOSYSTEMS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(24,801)	$(14,460)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,857	1,748
Change in minority interest	(32)	—
Stock-based compensation expense	799	1,022
Non-cash portion of litigation settlement	4,111	—
Loss on disposal of assets	66	28
Non-cash interest accrued on notes receivable from related parties	(43)	(51)
Changes in operating assets and liabilities:
Accounts receivable, net	(250)	(1,907)
Accounts receivable from related parties	—	19
Inventories, net	(279)	(560)
Prepaid expenses and other current assets	1,039	368
Other long-term assets	(18)	71
Accounts payable and accrued liabilities	1,224	360
Account payable to related party	(184)	92
Deferred revenue	891	1,330
Deferred revenue from related parties	—	124
Other long-term liabilities	108	178

Net cash used in operating activities	(14,512)	(11,638)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(2,464)	(2,068)
Purchase of marketable securities	(748)	(2,000)
Sales and maturities of marketable securities	9,300	13,159

Net cash provided by investing activities	6,088	9,091

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	552	409
Principal payments on capital lease obligations	(530)	(201)
Repayment of long-term debt	—	(97)
Repayment of stockholder loan	197	—
Borrowings under line of credit	2,066	—

Net cash provided by financing activities	2,285	111
Effect of exchange rate changes on cash and cash equivalents	518	302

Net decrease in cash and cash equivalents	(5,621)	(2,134)
Cash and cash equivalents, beginning of period	25,145	48,319

Cash and cash equivalents, end of period	$19,524	$46,185

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Reductions in deferred stock-based compensation	$(670)	$(1,044)
Transfer of fixed assets to inventory	315	95
Change in unrealized gain on investments	(30)	(131)
Acquisition of property and equipment under capital leases	21	—

See notes to unaudited condensed consolidated financial statements.

CIPHERGEN BIOSYSTEMS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003

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

2.  RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board (“FASB”)  issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.”  FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003.  The adoption of FIN 46 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (“SFAS 150”), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”.   SFAS 150 establishes standards for the classification and measurement of financial instruments with characteristics of both liabilities and equity.  This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities.  The adoption of this standard is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

3.  INVENTORIES

Net inventories consisted of the following (in thousands):

	June 30, 2003	December 31, 2002
Raw materials	$1,734	$1,917
Work in process	1,588	1,610
Finished goods	4,359	3,323

	$7,681	$6,850

4.  GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets consisted of the following (in thousands):

	June 30, 2003		December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Non-amortizing:
Goodwill	$2,870	$—	$2,870	$—
Amortizing:
Acquired completed technology	5,400	1,479	5,400	1,093
Patents	400	109	400	81
Acquired license related to litigation settlement	3,651	302	—	—
	$12,321	$1,890	$8,670	$1,174

Annual amortization expense for other intangible assets is expected to be approximately $1,736,000 in 2003; $2,038,000 in 2004 and in 2005; $1,154,000 in 2006; $829,000 in 2007; and $482,000 in 2008. Amortization expense for other intangible assets was (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Acquired completed technology	$193	$193	$386	$386
Patents	14	14	28	28
Acquired license related to litigation settlement	302	—	302	—
	$509	$207	$716	$414

                The acquired license is amortized to cost of revenue.  The acquired license is related to the litigation settlement between Ciphergen and Molecular Analytical Systems, Inc. (“MAS”), LumiCyte, Inc. (“LumiCyte”), and T. William Hutchens. As part of the settlement:

(a)	Ciphergen paid LumiCyte $3.0 million in cash;
(b)	Ciphergen issued to LumiCyte 1,250,000 shares of Ciphergen common stock which was valued at $7.8 million; and
(c)

Ciphergen agreed to pay license fees to MAS based on the revenues Ciphergen and its affiliates derive from the SELDI technology and recognize between February 21, 2003 and May 28, 2014, provided that such license fees will not exceed $1.0 million during calendar year 2003 or $10.0 million in the aggregate.

                The total cost of the litigation settlement amounts to $20.8 million, of which $7.3 million was attributed to periods prior to April 1, 2003 and expensed in the second quarter of 2003.  $302,000 was amortized to cost of revenue for the second quarter of 2003 and the remaining $13.2 million will be amortized to cost of revenue in future periods through the second quarter of 2014.

5.  MAINTENANCE CONTRACTS

Ciphergen has a direct field service organization that provides service for its products. The Company generally provides a 12 month warranty on its ProteinChip Systems, ProteinChip Tandem MS Interfaces and accessories in the form of a maintenance contract upon initial sale, after which maintenance and support may be provided on a contract basis or on an individual call basis.

Changes in the cost component of deferred maintenance revenue were as follows (in thousands):

	Three Months Ended June 30, 2003	Six Months Ended June 30, 2003
Balance at the beginning of period	$1,522	$1,260
Cost component of additions to deferred maintenance revenue	827	1,620
Costs incurred during the period	(569)	(1,100)

Balance as of June 30, 2003	$1,780	$1,780

Revenue for maintenance contracts is recognized on a straight line basis over the period of the applicable maintenance contract. Costs are recognized as incurred.

6.  CONTINGENCIES

The Company is currently a party to one legal proceeding.

Molecular Analytical Systems, Inc. v. Ciphergen Biosystems. The proceeding was filed December 9, 1999 in the United States Trademark and Appeal Board. Ciphergen applied for registration of the term “SELDI” as a trademark in December 1997. Molecular Analytical Systems has opposed registration of the trademark and is seeking to have the trademark registered in its name instead. The Trademark and Appeal Board suspended the proceeding pending resolution of our litigation, which was settled in May 2003, and has not yet re-opened the proceeding.  Although the outcome of this litigation is not presently determinable and is subject to inherent uncertainties, management believes that were an unanticipated unfavorable ruling to occur, it would not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

7.  STOCK OPTIONS

The following information regarding pro forma net loss and pro forma net loss per share has been determined as if the Company had accounted for its employee stock options and employee stock option plans under the fair value method.  The resulting effect on net loss and net loss per share is not likely to be representative of the effects on net loss and net loss per share in future periods, due to subsequent periods including additional grants and periods of vesting.  The fair value of options was estimated at the date of grant using a Black-Scholes option valuation model with the following weighted-average assumptions for the three and six month periods ended June 30, 2003 and 2002:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Risk-free interest rate	2.4%	4.4%	2.7%	4.4%
Dividend yield	0%	0%	0%	0%
Volatility factor	60%	60%	60%	60%
Expected option life	5 years	5 years	5 years	5 years

The following table illustrates the effect on reported net loss and net loss per share if the Company had applied the fair value recognition methodology to stock-based employee compensation (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Net loss	$(15,605)	$(7,297)	$(24,801)	$(14,460)
Add: Cost recognized	372	333	760	1,098
Less: Assumed stock compensation cost	(1,113)	(1,115)	(2,233)	(2,426)
Pro forma net loss	$(16,346)	$(8,079)	$(26,274)	$(15,788)

Basic and diluted net loss per share:
As reported	$(0.56)	$(0.27)	$(0.90)	$(0.54)
Pro forma	$(0.59)	$(0.30)	$(0.96)	$(0.59)

8.  INCOME TAXES

Based on the available evidence, management believes it is more likely than not that the net deferred tax assets of the Company, exclusive of the Company's French subsidiary, BioSepra S.A., will not be fully realizable.  Accordingly, the Company has provided for BioSepra's estimated tax expense and continues to provide a full valuation allowance against its non BioSepra-related net deferred tax assets at June 30, 2003.

9.  COMPREHENSIVE LOSS

Comprehensive loss consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Net loss	$(15,605)	$(7,297)	$(24,801)	$(14,460)
Other comprehensive income:
Changes in unrealized gains on investments	(16)	(20)	(30)	(131)
Currency translation gains	683	416	948	361
Other comprehensive income	667	396	918	230
Total comprehensive loss	$(14,938)	$(6,901)	$(23,883)	$(14,230)

10.  NET LOSS PER SHARE

Basic net loss per share is calculated using the weighted average number of common shares outstanding during the period. Because the Company is in a net loss position, diluted earnings per share is calculated using the weighted average number of common shares outstanding and excludes the effects of 4.3 million and 3.3 million potential common shares as of June 30, 2003 and 2002, respectively, that are antidilutive. Potential common shares include common stock subject to repurchase, common stock issuable under the Company’s 2000 Employee Stock Purchase Plan, and incremental shares of common stock issuable upon the exercise of outstanding stock options and warrants. The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Numerator:
Net loss	$(15,605)	$(7,297)	$(24,801)	$(14,460)
Denominator:
Weighted average common shares outstanding	27,895	27,121	27,621	27,089
Weighted average unvested common shares subject to repurchase	(113)	(223)	(123)	(243)
Denominator for basic and diluted calculations	27,782	26,898	27,498	26,846
Basic and diluted net loss per share	$(0.56)	$(0.27)	$(0.90)	$(0.54)

11.  SEGMENT INFORMATION AND GEOGRAPHIC DATA

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

The following table reflects the results of the Company’s sales to external customers by similar products and services for the three month and six month periods ended June 30, 2003 and 2002 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

ProteinChip systems and related products	$9,282	$5,619	$16,601	$9,681
Process chromatography products	3,119	2,176	6,969	4,001
Services	1,863	858	3,535	1,785
	$14,264	$8,653	$27,105	$15,467

The Company sells its products and services directly to customers in North America, Western Europe, Japan and China, and through distributors in other parts of Asia and in Australia. Revenue for geographic regions reported below is based upon the customers’ locations. Following is a summary of the geographic information related to revenue for the three and six month periods ended June 30, 2003 and 2002 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

North America	$5,859	$5,395	$12,436	$8,682
Europe	5,788	2,307	11,011	4,951
Asia	2,617	951	3,658	1,834

Total	$14,264	$8,653	$27,105	$15,467

12.  SUBSEQUENT EVENT

The Company has international operations and during the normal course of business is exposed to foreign currency exchange risks as a result of transactions that are denominated in currencies other than the United States dollar.  On August 6, 2003, the Company entered into a foreign currency forward contract to manage the currency exposure created as a result of an intercompany loan of approximately $1,000,000, denominated in yen, to our subsidiary in Japan.

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

OVERVIEW

We develop, manufacture and sell our ProteinChip® Systems, which use patented Surface Enhanced Laser Desorption/Ionization (“SELDI”) technology. These systems consist of ProteinChip Readers, ProteinChip Software and related accessories which are used in conjunction with consumable ProteinChip Arrays. We market and sell our products primarily to research biologists in pharmaceutical and biotechnology companies, and academic and government research laboratories. In 1997, we acquired IllumeSys Pacific, Inc., which holds specific rights to the SELDI technology for the life science research market. Our first designed and manufactured system, the ProteinChip System, Series PBS I, was available for shipment in the third quarter of 1997. In 1997, we also established a subsidiary in the U.K. and began direct selling in Europe. During 1999, we initiated an expanded marketing program and in May began shipping the ProteinChip System, Series PBS II, the current version of which is now referred to as the ProteinChip Biology System. In 1999, we also established a joint venture with Sumitomo Corporation to distribute our products in Japan. During 2000, we began offering research services and established Biomarker Discovery Centers® in Fremont, California; Copenhagen, Denmark; and Malvern, Pennsylvania.

In 2001, we introduced the ProteinChip Biomarker System, which utilizes sophisticated third-party software to automate pattern recognition-based statistical analysis methods and correlate protein expression patterns from clinical samples with disease phenotypes. We also began selling the Biomek® 2000 Workstation, a robotic accessory which is manufactured by Beckman Coulter and which has been optimized for use with our ProteinChip Biomarker System to increase sample throughput and reproducibility. In addition, we expanded our product offering with a SELDI ProteinChip interface to high-end tandem mass spectrometers, which we developed and which is manufactured for us by a third party manufacturing company.  On July 31, 2001, Ciphergen acquired the BioSepra® process chromatography business from Invitrogen Corporation. BioSepra S.A., a wholly-owned subsidiary of Ciphergen located near Paris, France, currently has 64 employees who develop, manufacture and market products for the large-scale process chromatography market. We have integrated the BioSepra business into our sales and marketing organization and are developing a line of products to address process proteomics, an emerging market driven by pharmaceutical company demand to produce proteins for research, development and therapeutic manufacturing purposes.

In 2002, we opened an office in Beijing, China, hired local staff and began direct selling in China. On August 31, 2002, we increased our ownership interest in Ciphergen Biosystems KK, the Japanese joint venture we formed with Sumitomo Corporation in 1999, from 30% to 70%. Shortly thereafter, we opened a Biomarker Discovery Center at the Yokohama facility of Ciphergen Biosystems KK. In October 2002, we launched the ProteinChip AutoBiomarker System, an automated version of our ProteinChip Biomarker System which incorporates an autoloader and a Biomek robot to increase sample throughput and automate the reading of ProteinChip Arrays.

We have used our resources primarily to develop and expand our proprietary ProteinChip Systems and related consumables and to establish a marketing and sales organization for commercialization of our products. We have also used our resources to establish Biomarker Discovery Centers to provide research services to our clients and to foster further adoption of our products and technology. In addition, we acquired the BioSepra process chromatography business which expanded our proteomics products business. We also used our funds to establish a joint venture to distribute our products in Japan and to increase our ownership in the joint venture to majority control. Since our inception we have incurred significant losses and as of June 30, 2003, we had an accumulated deficit of $128.6 million.

Our sales are currently driven by the need for better tools to perform protein discovery, characterization, purification, identification and assay development.  Revenue from the sale of our ProteinChip Systems, consumable ProteinChip Arrays and chromatography sorbents is recognized at the time of shipment, provided no significant obligations remain and collections of the receivables are deemed probable.  We generally offer our customers a one-year warranty on ProteinChip Systems, ProteinChip Interfaces and accessories.  We recognize revenue from ongoing maintenance contracts ratably over the periods of the contracts, which is generally 12 months.  Currently, most of the units of our ProteinChip System placed in the field generate a recurring revenue stream from the sale of consumables.  We expect the volume of consumables purchased to increase over time as customers become increasingly familiar with the technology and adopt our ProteinChip Systems for a broader range of proteomics research programs.  Revenue from Biomarker Discovery Center research contracts generally is recognized based upon the achievement of milestones.

Our expenses, excluding stock-based compensation, have consisted primarily of costs incurred in manufacturing our ProteinChip Systems, Arrays and chromatography sorbents, including materials, labor and overhead costs, marketing and sales activities, research and development programs, litigation, and general and administrative costs associated with our operations. We expect our cost of revenue to increase in the future as we sell additional units of our ProteinChip System, Arrays and chromatography sorbents, but to decrease as a percent of total revenue as we gain efficiencies from spreading our fixed costs over a greater number of units. We expect our selling expenses to increase as we continue to commercialize our products and expand our sales force. We expect our research and development expenses to increase in the future as we continue to develop and improve products, and as we fund efforts at our Biomarker Discovery Centers to discover, validate and patent biomarkers that may have diagnostic and/or therapeutic utility. We expect our general and administrative expenses to increase to support the overall growth of our operations. As a result, we expect to incur losses for at least the next three quarters. Our current level of revenue is insufficient for us to become profitable. To become profitable, we will need to increase unit sales of our ProteinChip Systems and Arrays, and chromatography sorbents, as well as increase the level of our service activities.

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

RESULTS OF OPERATIONS

THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2003 AND JUNE 30, 2002

PRODUCT REVENUE.  Product revenue increased to $12.4 million in the second quarter of 2003 from $7.8 million for the same period in 2002, an increase of $4.6 million or 59%.  The increase was primarily the result of increased unit sales of ProteinChip Systems and Arrays, and increased sales of higher-end configurations and automation accessories, aided by the increase in the size of our sales force, new product offerings and increased market acceptance of SELDI technology, as well as increased revenue from BioSepra chromatographic sorbents.

Product revenue increased to $23.6 million in the first six months of 2003 from $13.7 million for the same period in 2002, an increase of $9.9 million or 72%.  The increase was primarily the result of increased unit sales of ProteinChip Systems and Arrays, and increased sales of higher-end configurations and automation accessories, aided by the increase in the size of our sales force, new product offerings and increased market acceptance of SELDI technology, as well as increased revenue from BioSepra chromatographic sorbents.

SERVICE REVENUE.  Service revenue increased to $1.9 million in the second quarter of 2003 from $858,000 for the same period in 2002, an increase of $1.0 million or 117%. This increase was primarily due to an  increase in revenue from collaborative services, as well as an increase in revenue from maintenance contracts and training driven by growth in our installed base.

Service revenue increased to $3.5 million in the first six months of 2003 from $1.8 million for the same period in 2002, an increase of $1.7 million or 98%. This increase was primarily due to an increase in revenue from collaborative services, as well as an increase in revenue from maintenance contracts and training driven by growth in our installed base.

COST OF PRODUCT REVENUE. Cost of product revenue increased to $3.8 million in the second quarter of 2003 from $2.5 million for the same period in 2002, an increase of $1.3 million or 56%. This increase resulted from an increase in unit sales of our ProteinChip Systems and Arrays, as well as an increased sales volume of BioSepra chromatography sorbents.  The gross margin for product revenue increased from 68% in the second quarter of 2002 to 69% in the same period of 2003. This improvement was largely due to manufacturing efficiencies as product volumes of sorbents increased. Stock-based compensation expense in cost of product revenue was $18,000 in the second quarter of 2003 compared to $33,000 in the same period of 2002.

Cost of product revenue increased to $7.8 million in the first six months of 2003 from $4.6 million for the same period in 2002, an increase of $3.2 million or 71%. This increase resulted from an increase in unit sales of our ProteinChip Systems and Arrays,  as well as an increased sales volume of BioSepra chromatography sorbents.  The gross margin for product revenue was 67% in the first six months of 2003, unchanged from the same period of 2002. Stock-based compensation expense in cost of product revenue was $47,000 in the first six months of 2003 compared to $66,000 in the same period of 2002.

COST OF SERVICE REVENUE.  Cost of service revenue increased to $874,000 in the second quarter of 2003 from $387,000 for the same period in 2002, an increase of $487,000 or 126%. This increase was mainly due to increased field service costs to provide service for a greater number of maintenance contracts.  From the second quarter of 2002 to the second quarter of 2003, the gross margin for service revenue decreased from 55% to 53%.  This decrease was mainly due to an increase in staffing needed to expand the capacity of our field service force.  The number of field service engineers effectively grew by more than 110% from the end of the second quarter of 2002 to the end of the second quarter of 2003.

Cost of service revenue increased to $1.7 million in the first six months of 2003 from $782,000 for the same period in 2002, an increase of $938,000 or 120%.  This increase was mainly due to increased field service costs to provide service for a greater number of maintenance contracts.  From the first six months of 2002 to the first six months of 2003, the gross margin for service revenue decreased from 56% to 51%.  This decrease was mainly due to an increase in staffing needed to expand the capacity of our field service force.  The number of field service engineers effectively grew by more than 110% from the end of the first six months of 2002 to the end of the same period of 2003.

LITIGATION SETTLEMENT.  On May 29, 2003, Ciphergen settled its litigation with Molecular Analytical Systems, Inc. (“MAS”), LumiCyte, Inc. (“LumiCyte”), and T. Williams Hutchens.  As part of the settlement:

•     Ciphergen paid LumiCyte $3.0 million in cash;

•     Ciphergen issued to LumiCyte 1,250,000 shares of Ciphergen common stock which was valued at $7.8 million; and

•     Ciphergen agreed to pay license fees to MAS based on the revenues Ciphergen and its affiliates derive from the SELDI technology and recognize between February 21, 2003 and May 28, 2014, provided that such license fees will not exceed $1.0 million during the calendar year 2003 or $10.0 million in the aggregate.

The total cost of the litigation settlement amounts to $20.8 million, of which $7.3 million was attributed to periods prior to April  1, 2003 and expensed as a non-recurring item in the second quarter of 2003.  $302,000 was amortized to cost of revenue for the second quarter of 2003 and the remaining $13.2 million will be amortized to cost of revenue in future periods up to the second quarter of 2014.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased to $7.0 million in the second quarter of 2003 from $4.7 million for the same period in 2002, an increase of $2.3 million or 49%. The increase was largely due to an increase of $1.3 million in materials and supplies used for the development of new products, as we devoted more resources to new and ongoing projects.   Payroll and related costs increased approximately $527,000 due to a 10% increase in research and development headcount. Stock-based compensation expense in research and development was $95,000 in the second quarter of 2003, compared to a credit of $208,000 in the same quarter of 2002.

Research and development expenses increased to $13.4 million in the first six months of 2003 from $8.6 million for the same period in 2002, an increase of $4.8 million or 55%. The increase was largely due to an increase of $2.3 million in materials and supplies used for the development of new products, as we devoted more resources to new and ongoing projects.   Payroll and related costs increased approximately $1.5 million due to a 10% increase in research and development headcount. Stock-based compensation expense in research and development was $125,000 in the first six months of 2003, compared to a credit of $126,000 in the same period of 2002.  We expect research and development expenses, exclusive of stock-based compensation, to increase in 2003 relative to 2002 as we develop new instruments, chip surfaces and sorbents, and as we increase activities through our Biomarker Discovery Centers to discover, validate and patent biomarkers.

SALES AND MARKETING EXPENSES. Sales and marketing expenses increased to $6.1 million in the second quarter of 2003 from $5.1 million for the same period in 2002, an increase of $1.0 million or 18%. This increase was primarily due to higher payroll and related costs as a result of a 19% increase in the sales and marketing staff, exclusive of the Ciphergen Biosystems KK acquisition, thereby increasing payroll and related costs approximately $629,000. The inclusion of Ciphergen Biosystems KK also added approximately $544,000 to our sales and marketing expenses. These increases were partially offset by a decline of $320,000 in costs of outside services. Stock-based compensation expense in sales and marketing was $74,000 in the second quarter of 2003 compared to $49,000 in the same quarter of 2002.

Sales and marketing expenses increased to $11.9 million in the first six months of 2003 from $9.9 million for the same period in 2002, an increase of $2.0 million or 20%. This increase was primarily due to higher payroll and related costs as a result of a 19% increase in the sales and marketing staff, exclusive of the Ciphergen Biosystems KK acquisition, thereby increasing payroll and related costs approximately $1.3 million. The inclusion of Ciphergen Biosystems KK also added approximately $1.1 million to our sales and marketing expenses. These increases were partially offset by a decline of $352,000 in costs of outside services. Stock-based compensation expense in sales and marketing was $149,000 in the first six months of 2003 compared to $211,000 in the same period of 2002. We expect sales and marketing expenses, exclusive of stock-based compensation, to increase in 2003 relative to 2002 as we continue to grow our sales force and provide marketing support for the launch of new products.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased to $4.2 million in the second quarter of 2003 from $3.3 million for the same period in 2002, an increase of $0.9 million or 27%.  This increase was largely driven by a $323,000 increase in legal fees, a $185,000 increase in the cost of other outside services, and by a 6% increase in the administrative staff, thereby increasing payroll and related costs approximately $311,000. The inclusion of Ciphergen Biosystems KK also added approximately $170,000 to our general and administrative expenses. These increases were partially offset by a decrease of $174,000 in stock-based compensation expense. Stock-based compensation expense was $223,000 in the second quarter of 2003 compared to $397,000 in the same quarter of 2002.

General and administrative expenses increased to $9.0 million in the first six months of 2003 from $6.3 million for the same period in 2002, an increase of $2.7 million or 42%.  This increase was largely driven by a $1.8 million increase in legal fees, a $291,000 increase in costs of other outside services, and by a 6% increase in the administrative staff, thereby increasing payroll and related costs approximately $415,000. The inclusion of Ciphergen Biosystems KK also added approximately $278,000 to our general and administrative expenses. These increases were partially offset by a decrease of $393,000 in stock-based compensation expense. Stock-based compensation expense was $478,000 in the first six months of 2003 compared to $871,000 in the same period of 2002.  We expect general and administrative expenses, exclusive of stock-based compensation, to increase in 2003 relative to 2002 as we add necessary infrastructure to support increased activity and complexity.

AMORTIZATION OF INTANGIBLE ASSETS.  Amortization of acquired completed technology and patents during the second quarter of 2003 was $207,000, unchanged from the second quarter of 2002.

Amortization of acquired completed technology and patents during the first six months of 2003 was $414,000, unchanged from the same period of 2002.  The amount of amortization is expected to remain the same each quarter through 2007.

INTEREST AND OTHER INCOME (EXPENSE), NET. Interest income in the second quarter of 2003 was $151,000 compared to $408,000 in the same quarter of 2002.  The decrease was due to smaller average investment balances and lower interest rates.  Interest expense of $37,000 for the second quarter of 2003 was almost unchanged from the same quarter of 2002.  Other income (expense) in the second quarter of 2003 was a loss of $33,000 compared to a gain of $11,000 in the same quarter of 2002.  The change was mainly due to unfavorable foreign currency variances.  Subsequent to our acquisition of majority control of Ciphergen Biosystems KK on August 31, 2002, we attribute a share of the joint venture’s gains or losses to SC BioSciences’ (a subsidiary of Sumitomo Corporation) minority interest.  For the second quarter of 2003, income attributable to minority interest was $125,000.

Interest income in the first six months of 2003 was $359,000 compared to $881,000 in the same period of 2002.  The decrease was due to smaller average investment balances and lower interest rates.  Interest expense of $70,000 for the first six months of 2003 decreased approximately $8,000 from the same period of 2002.  This decrease was largely due to declining debt balances.  Other income (expense) in the first six months of 2003 was a loss of $33,000 compared to a loss of $4,000 in the same period of 2002.  The change was mainly due to unfavorable foreign currency variances.

INCOME TAX PROVISION. The provision for income tax in the second quarter of 2003 was $302,000, compared to $92,000 in the same quarter of 2002.  This increase was primarily related to our French subsidiary, BioSepra.

The provision for income tax in the first six months of 2003 was $703,000, compared to $109,000 in the same period of 2002.  This increase was primarily related to our French subsidiary, BioSepra.  In 2002, we began to provide for income taxes related to BioSepra, as we anticipate previously accumulated net operating loss carryforwards will be fully utilized during 2003.

LIQUIDITY AND CAPITAL RESOURCES

From our inception through June 30, 2003, we have financed our operations principally with $103.8 million from the sales of products and services to customers and net proceeds from equity financings totaling approximately $145.8 million.  This includes the $92.4 million initial public offering in September 2000 and the $26.9 million Series E Preferred Stock financing in March 2000.  Cash, cash equivalents and investments in securities at June 30, 2003 were $28.2 million.  Working capital at June 30, 2003 was $34.0 million, compared to $47.7 million at December 31, 2002.  Long-term debt and capital lease balances at June 30, 2003 totalled $4.6 million, compared to $2.8 million at December 31, 2002, largely as a result of an increase in long-term debt to finance capital equipment purchases.

Net cash used in operating activities was $14.5 million in the first six months of 2003 compared to $11.6 million in the first six months of 2002.  Net cash used in operating activities in the first six months of 2003 was primarily the result of net losses from operations of $24.8 million, reduced by the net decrease in operating assets and liabilities of $2.5 million, non-cash charges of $4.9 million for amortization of deferred stock-based compensation and the non-recurring litigation settlement, and $2.9 million for depreciation and amortization.  Net cash used in operating activities in the first six months of 2002 was primarily the result of net losses from operations of $14.5 million, reduced for non-cash charges of $1.0 million for amortization of deferred stock-based compensation and $1.7 million for depreciation and amortization.

Net cash provided by investing activities was $6.1 million in the first six months of 2003 compared to $9.1 million in the first six months of 2002.  Net cash provided by investing activities in the first six months of 2003 consisted of net maturities of investment securities of $8.6 million, partly offset by property and equipment purchases of $2.5 million.  Net cash provided by investing activities in the first six months of 2002 consisted of net maturities of investment securities of $11.2 million, partly offset by property and equipment purchases of $2.1 million.  We expect to acquire additional capital equipment on an ongoing basis as we add staff, increase capacity and improve capabilities.  We anticipate capital expenditures of approximately $5 million to $6 million during 2003, a portion of which will be financed by long-term debt.

Net cash provided by financing activities was $2.3 million in the first six months of  2003 compared to $111,000 in the first six months of 2002.  During the second quarter of 2003, we entered into a three-year loan agreement with GE Capital Corporation to finance up to $5 million of capital equipment purchases.  As of June 30, 2003, we had financed approximately $2.1 million of capital equipment purchases through this facility at an annual interest rate of 7.48%.  There were also repayments of three stockholder loans in the aggregate principal amount of $197,000, and the issuance of common stock under our stock option plans of $552,000, offset by the repayment of capital lease obligations of $530,000.  Net cash provided by financing activities in the first six months of 2002 resulted from the issuance of common stock under our stock option and employee stock purchase plans of $409,000, offset by repayments of long-term debt and capital lease obligations.

We believe that current cash resources will be sufficient to maintain current and planned operations at least through the end of 2004.  Ciphergen currently expects to fund expenditures for capital requirements as well as liquidity needs from a combination of available cash, marketable securities and long-term debt.  We may be required to raise additional capital through a variety of resources, including the public equity market, private financings, collaborative arrangements and debt.  If additional capital is raised through the issuance of equity or securities convertible into equity, our stockholders may experience dilution, and such securities may have rights, preferences or privileges senior to those of the holders of our common stock.  If we obtain funds through arrangements with collaborators or strategic partners, we may be required to relinquish our rights to certain technologies or products that we might otherwise seek to retain.  Additional financing may not be available to us on favorable terms, if at all.  If we are unable to obtain financing on acceptable terms, we may be unable to execute our business plan and we could be required to delay, reduce the scope of, or eliminate our operations.

The following summarizes Ciphergen’s contractual obligations at June 30, 2003, and the effect such obligations are expected to have on its liquidity and cash flow in future periods (in thousands):

	Total	Less than 1 Year	1-3 Years	4-5 Years	Beyond 5 Years

Capital lease obligations	$2,519	$304	$592	$641	$982
Equipment financing loan	2,066	583	1,419	64	—
Non-cancelable operating lease obligations	17,938	3,849	7,243	6,569	277
Non-cancelable collaboration obligations	401	401	—	—	—

Total contractual cash obligations	$22,924	$5,137	$9,254	$7,274	$1,259

We have also entered into a cancelable commitment to fund a Biomarker Discovery Center at the Johns Hopkins School of Medicine which totals $868,000 in 2003, $894,000 in 2004 and $685,000 in 2005.

We have also committed to fund the working capital needs of our Japanese subsidiary, of which we own 70%.  This is expected to be approximately $1.5 million in 2003.

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board (“FASB”)  issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.”  FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003.  The adoption of FIN 46 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (“SFAS 150”), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”.   SFAS 150 establishes standards for the classification and measurement of financial instruments with characteristics of both liabilities and equity.  This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities.  The adoption of this standard is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

FACTORS THAT MAY AFFECT OUR RESULTS

We expect to continue to incur net losses in 2003 and the early part of 2004. If we are unable to significantly increase our revenues, we may never achieve profitability.

From our inception in December 1993 through June 30, 2003, we have generated cumulative revenue of approximately $103.8 million and have incurred net losses of approximately $128.6 million. We have experienced significant operating losses each year since our inception and expect these losses to continue for at least the next year. For example, we experienced net losses of approximately $29.1 million in 2002, $25.8 million in 2001 and $20.3 million in 2000.   For the first six months of 2003, we had a net loss of $24.8 million. Our losses have resulted principally from costs incurred in research and development, sales and marketing, litigation, and general and administrative costs associated with our operations. These costs have exceeded our revenue, which, to date, has been generated principally from product sales. We expect to incur additional operating losses and these losses may be substantial as a result of increases in expenses for manufacturing, marketing and sales, research and product development, and general and administrative costs. We may never achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

If we fail to successfully expand sales of our ProteinChip Systems and develop new versions of proteomic systems or leverage our chromatography products expertise to expand sales of other products, our revenue will not increase, we will not achieve profitability, and we may not be able to successfully maintain and grow a profitable business.

Our success depends on our ability to continue to expand commercial sales of our ProteinChip Systems, including our ProteinChip Arrays, and develop new, higher performance, easier to use versions of proteomic systems.  We may encounter difficulties in developing or producing our proteomic systems on a timely basis, we may not be able to produce them economically, we may fail to achieve expected performance levels, or we may fail to gain industry acceptance of such products.  We also may be unable to leverage our chromatography product expertise in conjunction with our ProteinChip technology to expand commercial sales of our ProteinChip Systems and chromatography products.

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

Customers using chromatographic processes to separate proteins have traditionally been slow to adopt new technologies, even when those new technologies offer considerable advantages over existing, proven approaches. BioSepra will need to develop new products with superior performance in order to expand its business.  Even if BioSepra chromatography products and services are more efficient and of higher quality than alternatives, customers may favor established products and companies.

Our quarterly operating results may fluctuate significantly due to a number of causes outside our control.

Because the timing of our product orders can vary, we may not be able to reliably predict future revenue and profitability based on quarterly earnings.  Our operating results can also vary substantially in any period depending on the mix of products sold.  Our quarterly sales and operating results have become highly dependent on the volume and timing of orders received during the quarter, as well as the seasonal and cyclical nature of our markets.  Historically, a relatively large percentage of our sales have arrived in the last month of each quarter, and often towards the end of such month.  Accordingly, a short delay in receiving an order, shipping product, or recognizing revenue from such order may result in substantial quarterly fluctuations in revenue and earnings.

A significant portion of our operating expenses is relatively fixed in nature due to our significant sales, research and development and manufacturing costs.  If we cannot adjust spending quickly enough to compensate for a revenue shortfall, this may magnify the adverse impact of such revenue shortfall on our results of operations.  As a result, our quarterly operating results could fluctuate, and such fluctuation could cause the market price of our common stock to decline.  Results from one quarter should not be used as an indication of future performance.

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

We are rapidly and significantly expanding our operations, which is placing a significant strain on our financial, managerial and operational resources. For example, over the last three years we have increased our worldwide sales force and other personnel significantly, with plans for further expansion, and have established Biomarker Discovery Centers with plans to expand their scope and volume of activity. These changes could divert management attention or otherwise disrupt our operations. In order to achieve and manage this growth effectively, we must continue to improve and expand our operational and financial management capabilities and resources. Moreover, we will need to effectively train, integrate, motivate and retain our employees. Our failure to manage our growth effectively could damage our ability to increase revenue and become profitable.

Because our business is highly dependent on key executives and scientists, our inability to recruit and retain these people could hinder our business expansion plans.

Ciphergen is highly dependent on its executive officers, its senior scientists and engineers. Our product development and marketing efforts could be delayed or curtailed if we lose the services of any of these people. To expand our research, product development and sales efforts, we need additional people skilled in areas such as bioinformatics, biochemistry, information services, manufacturing, sales, marketing and technical support. Competition for qualified employees is intense. We will not be able to expand our business if we are unable to hire, train and retain a sufficient number of qualified employees.

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

Some of the inventions covered by the sublicense agreements were developed under a grant from an agency of the U.S. government and therefore, pursuant to the Bayh-Dole Act and regulations promulgated thereunder, the government has a paid-up, nonexclusive nontransferable license to those inventions and will be able in limited circumstances to grant a license to others on reasonable terms. We are not aware of any basis for the government to exercise such rights, but if circumstances change and the government exercises such rights, our business could be harmed.

If we are unable to maintain our licensed rights to the SELDI technology, we may lose the right to produce ProteinChip Systems and products based on the SELDI technology and the right to provide services and information related thereto.

Our commercial success depends on our ability to maintain our sublicenses to the SELDI technology. Pursuant to the settlement of the litigation between Ciphergen, Molecular Analytical Systems (“MAS”), LumiCyte and T. William Hutchens, MAS cannot terminate Ciphergen’s rights under the sublicenses.  However, Baylor College of Medicine has the right to terminate its license with MAS in case of material breach by MAS.  If the agreements between Baylor College of Medicine and MAS were terminated and we were unable to obtain a license to these rights from Baylor College of Medicine, we would be precluded from selling any SELDI-based products within the scope of the Baylor SELDI patents, we would no longer generate revenue from the sale of these products and we would have to revise our business direction and strategy.

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

Our success also depends on avoiding infringing on the proprietary technologies of others. We are aware of third parties whose business involves the use of mass spectrometry for the analysis of proteins and DNA, and third parties whose business involves providing chromatography sorbents and media. Certain of these parties have brought their patents to our attention.  If these parties assert claims that we are violating their patents, we may incur substantial costs defending ourselves in lawsuits against charges of patent infringement or other unlawful use of another’s proprietary technology. Any such lawsuit may not be decided in our favor, and if we are found liable, we may be subject to monetary damages or injunction against using their technology.  We may also be required to obtain licenses under their patents and such licenses may not be available on commercially reasonable terms, if at all.

If we are unsuccessful in obtaining a federal registration for the SELDI trademark and we are successfully sued for trademark infringement, we may be required to license the mark or cease using this particular descriptor of the technology and incur associated costs.

MAS has opposed our trademark application for the SELDI mark on the basis of alleged earlier use of SELDI. The outcome of that opposition remains pending. As a result, we may not be successful in obtaining a federal registration for the mark and may be sued by MAS for trademark infringement based on MAS’ claimed prior use rights to the SELDI mark. If MAS is successful, we will have to license rights to the mark or not use the term “SELDI” to describe our technology, and we may be subjected to costs and damages.

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

We license certain patents and other technology owned by Applied Biosystems/MDS Sciex pursuant to an agreement which expired last quarter.  We are in discussions with Applied Biosystems/MDS Sciex about extending this agreement; however, if we are unable to extend the agreement, we will not be able to continue to sell our ProteinChip Tandem MS Interfaces, which contributed approximately 3% of our revenue in 2002 and 3% of our revenue in the first six months of 2003.

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

We may not successfully resolve problems encountered in connection with any future acquisitions or strategic investments.

In July 2001, we acquired the BioSepra process chromatography business from Invitrogen Corporation.  In August 2002, we increased our ownership interest in Ciphergen Biosystems KK, the Japanese joint venture we formed with Sumitomo Corporation in 1999, from 30% to 70%.  In the event of any future acquisitions, joint ventures and other strategic investments, we could:

•      issue stock that would dilute ownership of our then-existing stockholders;

•      incur charges for the impairment of the value of investments or acquired assets; or

•      incur amortization expense related to intangible assets.

If we fail to achieve the financial and strategic benefits of past and future acquisitions or strategic investments, our operating results will suffer.  Acquisitions and strategic investments involve numerous other risks, including:

•     difficulties integrating the acquired operations, technologies or products with ours;

•     failure to achieve targeted synergies;

•     unanticipated costs and liabilities;

•     diversion of management’s attention from our core business;

•     adverse effects on our existing business relationships with suppliers and customers or those of the acquired organization; and

•     potential loss of key employees, particularly those of the acquired organization.

We are exposed to fluctuations in the exchange rates of foreign currency.

                As a global concern, we face exposure to adverse movements in foreign currency exchange rates. With the acquisition of BioSepra and our increased ownership interest in Ciphergen Biosystems KK, a significant percentage of our net sales are exposed to foreign currency risk. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial results. The use of the euro as a common currency for members of the European Union could impact our foreign exchange exposure. We will monitor our exposure and may hedge against this and other currencies as necessary.

We are subject to environmental laws and potential exposure to environmental liabilities.

We are subject to various federal, state and local environmental laws and regulations that govern our operations, including the handling and disposal of nonhazardous and hazardous wastes, and emissions and discharges into the environment.  Failure to comply with such laws and regulations could result in costs for corrective action, penalties or the imposition of other liabilities.  We also are subject to laws and regulations that impose liability and clean-up responsibility for releases of hazardous substances into the environment.  Under certain of these laws and regulations, a current or previous owner or operator of property may be liable for the costs of remediating hazardous substances or petroleum products on or from its property, without regard to whether the owner or operator knew of, or caused, the contamination, as well as incur liability to third parties impacted by such contamination.  The presence of, or failure to remediate properly, such substances could adversely affect the value and the ability to transfer or encumber such property.  Based on currently available information, although there can be no assurance, we believe that such costs and liabilities have not had and will not have a material adverse impact on our financial results.

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

INTEREST RATE SENSITIVITY

The fair value of our investments in marketable securities at June 30, 2003 was $8.7 million, with a weighted-average maturity of 204 days and a weighted-average interest rate of 2.38%.

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

The functional currencies of BioSepra S.A. and Ciphergen Biosystems KK are the euro and yen, respectively. Accordingly, the accounts of these operations are translated from the local currency to the U.S. dollar using the current exchange rate in effect at the balance sheet date for the balance sheet accounts, and using the average exchange rate during the period for revenue and expense accounts. The effects of translation are recorded as a separate component of stockholders’ equity. The net tangible assets of our non-U.S. operations, excluding intercompany debt, were $17.8 million at June 30, 2003.

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

On August 6, 2003, we entered into a foreign currency forward contract to manage the currency exposure created as a result of an intercompany loan of approximately $1 million, denominated in yen, to our subsidiary in Japan.  Although we will continue to monitor our exposure to currency fluctuations, we cannot provide assurance that exchange rate fluctuations will not harm our business in the future.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.  Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in internal control over financial reporting.  There was no significant change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is currently a party to one legal proceeding.

Molecular Analytical Systems, Inc. v. Ciphergen Biosystems. The proceeding was filed December 9, 1999 in the United States Trademark and Appeal Board. Ciphergen applied for registration of the term “SELDI” as a trademark in December 1997. Molecular Analytical Systems has opposed registration of the trademark and is seeking to have the trademark registered in its name instead. The Trademark and Appeal Board suspended the proceeding pending resolution of our litigation, which was settled in May 2003, and has not yet re-opened the proceeding.  Although the outcome of this litigation is not presently determinable and is subject to inherent uncertainties, management believes that were an unanticipated unfavorable ruling to occur, it would not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of Stockholders was held on June 5, 2003 in Fremont, California.  Of the 27,352,969 shares outstanding as of the record date, April 10, 2003, 21,456,740 were present or represented by proxy at the meeting.  The results of the voting on the matters submitted to the stockholders were as follows:

1.                                       To ratify the appointment of PricewaterhouseCoopers LLP as independent auditors of the Company for the fiscal year ending December 31, 2003.

Votes for:	21,300,487
Votes against:	141,478
Votes abstaining:	14,784

2.                                       To elect two (2)  Class III directors to serve until the 2005 Annual Meeting of Stockholders and until their successors are duly elected and qualified.

Name	Votes For	Votes Withheld
William E. Rich	20,941,116	515,633
Wendell Wierenga	20,894,805	561,944

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	The following exhibits have been filed with this report:

	3.2*	Amended and Restated Certificate of Incorporation of Registrant

	3.4*	Amended and Restated Bylaws of Registrant

	4.1*	Form of Registrant’s Common Stock Certificate

	4.2**	Preferred Shares Rights Agreement dated March 20, 2002 between Ciphergen Biosystems, Inc. and Continental Stock Transfer & Trust Company

	31.1	Certification of the Chief Executive Officer Pursuant to Section 302 (a) of the Sarbanes-Oxley Act of 2002

	31.2	Certification of the Chief Financial Officer Pursuant to Section 302 (a) of the Sarbanes-Oxley Act of 2002

	32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Incorporated by reference to exhibits (with same exhibit number) to Ciphergen Biosystems’ Registration Statement on Form S-1 (File No. 333-32812) declared effective on September 28, 2000.

** Incorporated by reference to our Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on March 21, 2002.

(b)	Reports on Form 8-K.

On May 12, 2003, the Company filed a report on Form 8-K regarding its April 24, 2003 press release announcing its results for the quarterly period ending March 31, 2003.

On June 11, 2003, the Company filed a report on Form 8-K regarding its settlement of litigation with Molecular Analytical Systems, Inc., LumiCyte, Inc., and T. William Hutchens.

On July 25, 2003, the Company filed a report on Form 8-K regarding its July 24, 2003 press release announcing its results for the quarterly period ending June 30, 2003.

On August 1 and August 4, 2003, the Company filed reports on Form 8-K/A providing as exhibits the settlement and assignment agreements related to our litigation settlement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 14, 2003

CIPHERGEN BIOSYSTEMS, INC.

(Registrant)

/s/ William E. Rich, Ph.D.

William E. Rich
President, Chief Executive Officer and Director (principal executive officer)

/s/ Matthew J. Hogan

Matthew J. Hogan
Vice President and Chief Financial Officer (principal executive officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Title
3.2*	Amended and Restated Certificate of Incorporation of Registrant
3.4*	Amended and Restated Bylaws of Registrant
3.5**	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Ciphergen Biosystems, Inc.
4.1*	Form of Registrant’s Common Stock Certificate
4.2**	Preferred Shares Rights Agreement dated March 20, 2002 between Ciphergen Biosystems, Inc. and Continental Stock Transfer & Trust Company
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 (a) of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 (a) of the Sarbanes-Oxley Act of 2002
32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Incorporated by reference to exhibits (with same exhibit number) to Ciphergen Biosystems’ Registration Statement on Form S-1 (File No. 333-32812) declared effective on September 28, 2000.

** Incorporated by reference to our Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on March 21, 2002.