Form 10-Q
period 2003-09-30
CIPHERGEN BIOSYSTEMS INC
filed 2003-11-14
CIK 926617

4

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

Yes  ☒   No  ☐

Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Exchange Act.

Yes  ☒   No  ☐

Number of shares of common stock, $0.001 par value, outstanding as of October 31, 2003:  28,861,506

CIPHERGEN BIOSYSTEMS, INC.

INDEX FOR FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2003

ITEM 1.  FINANCIAL STATEMENTS

CIPHERGEN BIOSYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	(unaudited) September 30, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$34,057	$25,145
Short-term investments	13,847	14,713
Accounts receivable, net	16,668	13,339
Notes receivable from related parties	83	288
Prepaid expenses and other current assets	2,768	2,815
Inventories, net	7,598	6,850

Total current assets	75,021	63,150

Property, plant and equipment, net	14,279	13,370
Long-term investments	1,418	2,683
Goodwill	2,870	2,870
Other intangible assets, net	7,274	4,626
Long-term notes receivable from related parties	199	191
Other long-term assets	2,608	725

Total assets	$103,669	$87,615

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$4,114	$5,421
Account payable to related party	—	184
Accrued liabilities	8,331	5,514
Deferred revenue	5,284	3,861
Current portion of capital lease obligations	306	503
Current portion of long-term debt	650	—

Total current liabilities	18,685	15,483

Deferred revenue	535	420
Capital lease obligations, net of current portion	2,173	2,313
Long-term debt, net of current portion	1,260	—
Convertible notes, net	27,382	—
Other long-term liabilities	1,250	1,013

Total liabilities	51,285	19,229

Contingencies (Note 5)

Minority interest	—	32

Stockholders’ equity:
Common stock	29	27
Additional paid-in capital	185,408	174,738
Notes receivable from stockholders	(1,093)	(1,289)
Deferred stock-based compensation	(1,043)	(2,829)
Accumulated other comprehensive income	2,894	1,480
Accumulated deficit	(133,811)	(103,773)

Total stockholders’ equity	52,384	68,354

Total liabilities, minority interest and stockholders’ equity	$103,669	$87,615

See notes to unaudited condensed consolidated financial statements.

CIPHERGEN BIOSYSTEMS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenue:
Product	$13,986	$8,867	$37,556	$21,768
Product revenue from related party	—	46	—	827
Service	2,086	1,328	5,621	3,113

Total revenue	16,072	10,241	43,177	25,708

Cost of revenue:
Product	4,810	2,643	12,618	6,909
Product revenue from related party	—	32	—	334
Service	939	857	2,659	1,639
Litigation settlement	—	—	7,257	—

Total cost of revenue	5,749	3,532	22,534	8,882

Gross profit	10,323	6,709	20,643	16,826

Operating expenses:
Research and development	5,400	6,071	18,792	14,692
Sales and marketing	5,971	4,714	17,917	14,642
General and administrative	3,332	3,973	12,286	10,277
Amortization of intangible assets	207	207	621	621

Total operating expenses	14,910	14,965	49,616	40,232

Loss from operations	(4,587)	(8,256)	(28,973)	(23,406)

Interest and other income (expense), net	(124)	301	164	1,100

Loss before provision for income taxes	(4,711)	(7,955)	(28,809)	(22,306)
Income tax provision (benefit)	526	(48)	1,229	61

Net loss	$(5,237)	$(7,907)	$(30,038)	$(22,367)

Basic and diluted net loss per share	$(0.18)	$(0.29)	$(1.08)	$(0.83)

Shares used in computing basic and diluted net loss per share	28,730	27,027	27,902	26,906

See notes to unaudited condensed consolidated financial statements.

CIPHERGEN BIOSYSTEMS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(30,038)	$(22,367)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,351	2,719
Change in minority interest	(32)	90
Stock-based compensation expense	1,122	1,594
Amortization of debt discount	59	—
Stock issued for services	—	131
Non-cash portion of litigation settlement	4,257	—
Loss on disposal of assets	107	29
Non-cash interest accrued on notes receivable from related parties	(63)	(72)
Capitalized license for intellectual property	(369)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(2,978)	(3,036)
Accounts receivable from related parties	—	128
Inventories, net	86	(1,334)
Prepaid expenses and other current assets	364	375
Other long-term assets	(32)	212
Accounts payable and accrued liabilities	1,253	988
Account payable to related party	(184)	166
Deferred revenue	1,613	718
Deferred revenue from related parties	—	(319)
Other long-term liabilities	88	250

Net cash used in operating activities	(20,396)	(19,728)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(3,980)	(2,754)
Purchase of marketable securities	(8,126)	(10,068)
Sales and maturities of marketable securities	10,050	19,247
Net cash acquired upon purchase of Ciphergen Biosystems KK common stock	—	872

Net cash provided by (used in) investing activities	(2,056)	7,297

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	894	415
Principal payments on capital lease obligations	(605)	(320)
Repayment of long-term debt	—	(117)
Repayment of stockholder loans	197	5
Proceeds from issuance of convertible senior notes, net of issuance costs	28,172	—
Borrowings under line of credit	2,066	—
Repayments of borrowings under line of credit	(156)	(3,960)

Net cash provided by (used in) financing activities	30,568	(3,977)
Effect of exchange rate fluctuations on cash and cash equivalents	796	187

Net increase (decrease) in cash and cash equivalents	8,912	(16,221)
Cash and cash equivalents, beginning of period	25,145	48,319

Cash and cash equivalents, end of period	$34,057	$32,098

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Reduction in deferred stock-based compensation	$(663)	$(1,204)
Transfer of fixed assets to inventory	481	180
Net change in unrealized gains/losses on investments	(53)	(157)
Acquisition of property and equipment under capital leases	21	—

See notes to unaudited condensed consolidated financial statements.

CIPHERGEN BIOSYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2003

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

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany transactions have been eliminated in consolidation. The Company reported its minority ownership interest in Ciphergen Biosystems KK, a joint venture in Japan, using the equity method of accounting through August 31, 2002, at which time the Company acquired a majority interest in, and began consolidation of, Ciphergen Biosystems KK.

This unaudited financial data should be read in conjunction with the consolidated financial statements and footnotes contained in the Company’s 2002 Form 10-K.

2.  INVENTORIES

Net inventories consisted of the following (in thousands):

	September 30, 2003	December 31, 2002
Raw materials	$1,870	$1,917
Work in process	1,766	1,610
Finished goods	3,962	3,323

	$7,598	$6,850

3.  GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets consisted of the following (in thousands):

	September 30, 2003		December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Non-amortizing:
Goodwill	$2,870	$—	$2,870	$—
Amortizing:
Acquired completed technology	5,400	1,671	5,400	1,093
Patents	400	124	400	81
Acquired license related to litigation settlement	3,874	605	—	—
	$12,544	$2,400	$8,670	$1,174

Annual amortization expense for these intangible assets is expected to be approximately $1,736,000 in 2003; $2,038,000 in 2004 and in 2005; $1,377,000 in 2006; $829,000 in 2007; and $482,000 in 2008. Amortization expense for other intangible assets was (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Acquired completed technology	$193	$193	$578	$578
Patents	14	14	43	43
Acquired license related to litigation settlement	302	—	605	—
	$509	$207	$1,226	$621

                The acquired license is amortized to cost of revenue.  The acquired license is related to the litigation settlement between Ciphergen and Molecular Analytical Systems, Inc. (“MAS”), LumiCyte, Inc. (“LumiCyte”), and T. William Hutchens. As part of the settlement:

(a)	Ciphergen paid LumiCyte $3.0 million in cash;
(b)	Ciphergen issued to LumiCyte 1,250,000 shares of Ciphergen common stock which were valued at $7.8 million; and
(c)

Ciphergen agreed to pay license fees to MAS based on the revenues Ciphergen and its affiliates derive from the SELDI technology and recognize between February 21, 2003 and May 28, 2014, provided that such license fees will not exceed $1.0 million during calendar year 2003 or $10.0 million in the aggregate.

                The total cost of the litigation settlement amounted to $20.8 million, of which $7.3 million was attributed to periods prior to April 1, 2003 and expensed in the second quarter of 2003.  $302,000 and $303,000 were amortized to cost of revenue for the second and third quarters of 2003, respectively, and the remaining $12.9 million will be amortized to cost of revenue in future periods through the second quarter of 2014.

4.  MAINTENANCE CONTRACTS

Ciphergen has a direct field service organization that provides service for its products. The Company generally provides a 12 month warranty on its ProteinChip Systems, ProteinChip Tandem MS Interfaces and accessories in the form of a maintenance contract upon initial sale, after which maintenance and support may be provided on a contract basis or on an individual call basis.

Changes in the cost component of deferred maintenance revenue were as follows (in thousands):

	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2003
Balance at the beginning of period	$1,780	$1,260
Cost component of additions to deferred maintenance revenue	385	2,005
Costs incurred during the period	(505)	(1,605)

Balance as of September 30, 2003	$1,660	$1,660

Revenue for maintenance contracts is recognized on a straight line basis over the period of the applicable maintenance contract. Costs are recognized as incurred.

5.  CONTINGENCIES

Molecular Analytical Systems, Inc. v. Ciphergen Biosystems. The proceeding was filed December 9, 1999 in the United States Trademark and Appeal Board.  Ciphergen applied for registration of the term “SELDI” as a trademark.  Molecular Analytical Systems opposed registration of the trademark and sought to have the trademark registered in its name instead.  On November 7, 2003 the parties settled this dispute.  Pursuant to the settlement, both parties are withdrawing their applications to register “SELDI” as a trademark, and will allow the term “SELDI” to enter the public domain.

6.  SALE OF CONVERTIBLE SENIOR NOTES

On August 22, 2003, the Company closed the sale of $30.0 million of convertible senior notes due September 1, 2008 (including $5.0 million aggregate principal amount of the notes which were subject to the initial purchaser’s over-allotment option). Offering costs were approximately $1.8 million. Interest on the notes is 4.5% per annum on the principal amount, payable semiannually on March 1 and September 1, beginning March 1, 2004. The notes are convertible, at the option of the holder, at any time on or prior to maturity of the notes into shares of the Company's common stock initially at a conversion rate of 108.8329 shares per $1,000 principal amount of the notes, which is equal to a conversion price of approximately $9.19 per share.  The conversion price, and hence the conversion rate, is subject to adjustment upon the occurrence of certain events, such as stock splits, stock dividends and other distributions or recapitalizations. Because the market value of the stock rose above the conversion price between the day the notes were priced and the closing date, the Company recorded a discount of $2,676,800 related to the intrinsic value of the beneficial conversion feature resulting from this price change and the fact that the initial purchaser of the notes was not required to purchase the notes until the closing date. Immediately after the closing, Ciphergen common stock had a market price of $10.01 per share, or $0.82 per share higher than the conversion price.  The value of the beneficial conversion feature was determined by multiplying this difference in the per share price of Ciphergen’s common stock by the 3,264,987 underlying shares.  This amount will be amortized to interest expense using the effective interest method over the five year term of the notes, or shorter period in the event of conversion of the notes.

The notes are the Company’s senior unsecured obligations and rank on parity in right of payment with all of the Company’s existing and future senior unsecured debt and rank senior to the Company’s existing and future debt that expressly provides that it is subordinated to the notes.  The notes are also effectively subordinated in right of payment to the Company’s existing and future secured debt, to the extent of such security, and to its subsidiaries’ liabilities. The indenture does not limit the incurrence by the Company or its subsidiaries of other indebtedness.

The Company may redeem the notes at its option, in whole or in part, at any time on or after September 1, 2006 at specified redemption prices plus accrued and unpaid interest, provided that the notes will be redeemable only if the closing price of the stock equals or exceeds 150% of the conversion price then in effect for at least 20 trading days within a period of 30 consecutive trading days ending on the trading day before the date of the notice of the redemption.  The 3,264,987 shares that could be issued if all convertible senior notes were converted into common stock have not been included in the calculation of loss per share, as these potential common shares are antidilutive.  Upon a change of control, each holder of the notes may require the Company to repurchase some or all of the notes at specified redemption prices, plus accrued and unpaid interest.  The debenture contains a put option that entitles the holder to require the Company to redeem the debenture at a price equal to 110% of the principal balance upon a change in control of the Company prior to August 31, 2004 (107.5% from September 1, 2004 through August 31, 2005 and 105.0% thereafter).  The Company does not anticipate that the put option will have significant value because no change of control is currently contemplated.

7.   FOREIGN CURRENCY TRANSACTIONS

During the quarter ended September 30, 2003, the Company entered into foreign currency forward contracts to manage the volatility of currency fluctuations as a result of an intercompany loan of approximately $1.0 million, denominated in yen, to the Company’s subsidiary in Japan.  The effect of exchange rate changes on the forward exchange contracts is expected to offset the effect of exchange rate changes on the intercompany loan. As of September 30, 2003, the Company had one forward contract to sell approximately ¥112 million at a rate of 112.04 yen per U.S. dollar.  Because there is no fixed maturity date for the intercompany loan, the Company closes each forward contract and enters a new one monthly.  Net realized foreign currency gains and losses related to the foreign currency forward contracts were not material for the three month or nine month periods ended September 30, 2003.

8.  STOCK OPTIONS

The following information regarding pro forma net loss and pro forma net loss per share has been determined as if the Company had accounted for its employee stock options and employee stock option plans under the fair value method.  The resulting effect on net loss and net loss per share is not likely to be representative of the effects on net loss and net loss per share in future periods, due to subsequent periods including additional grants and periods of vesting.  The fair value of options was estimated at the date of grant using a Black-Scholes option valuation model with the following weighted-average assumptions for the three and nine month periods ended September 30, 2003 and 2002:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Risk-free interest rate	3.1%	3.2%	2.7%	4.2%
Dividend yield	0%	0%	0%	0%
Volatility factor	90%	58%	74%	66%
Expected option life	5 years	5 years	5 years	5 years

The following table illustrates the effect on reported net loss and net loss per share if the Company had applied the fair value recognition methodology to stock-based employee compensation (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Net loss, as reported	$(5,237)	$(7,907)	$(30,038)	$(22,367)
Add: Cost recognized	310	574	1,070	1,672
Less: Assumed stock compensation cost	(1,109)	(1,195)	(3,342)	(3,621)
Pro forma net loss	$(6,036)	$(8,528)	$(32,310)	$(24,316)

Basic and diluted net loss per share:
As reported	$(0.18)	$(0.29)	$(1.08)	$(0.83)
Pro forma	$(0.21)	$(0.32)	$(1.16)	$(0.90)

9.  INCOME TAXES

Based on the available evidence, management believes it is more likely than not that the net deferred tax assets of the Company, exclusive of the Company's French subsidiary, BioSepra S.A., will not be fully realizable.  Accordingly, the Company has provided for BioSepra's estimated tax expense and continues to provide a full valuation allowance against its non BioSepra-related net deferred tax assets at September 30, 2003.

10.  COMPREHENSIVE LOSS

Comprehensive loss consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Net loss	$(5,237)	$(7,907)	$(30,038)	$(22,367)
Other comprehensive income:
Net change in unrealized gains/losses on investments	(23)	(26)	(53)	(157)
Currency translation gains	519	342	1,467	703
Other comprehensive income	496	316	1,414	546
Total comprehensive loss	$(4,741)	$(7,591)	$(28,624)	$(21,821)

11.  NET LOSS PER SHARE

Basic net loss per share is calculated using the weighted average number of common shares outstanding during the period. Because the Company is in a net loss position, diluted earnings per share is calculated using the weighted average number of common shares outstanding and excludes the effects of 7.6 million and 3.5 million potential common shares as of September 30, 2003 and 2002, respectively, that are antidilutive. Potential common shares include shares that could be issued if all convertible senior notes were converted into common stock, common stock subject to repurchase, common stock issuable under the Company’s 2000 Employee Stock Purchase Plan, and incremental shares of common stock issuable upon the exercise of outstanding stock options and warrants. The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Numerator:
Net loss	$(5,237)	$(7,907)	$(30,038)	$(22,367)
Denominator:
Weighted average common shares outstanding	28,821	27,214	28,015	27,130
Weighted average unvested common shares subject to repurchase	(91)	(187)	(113)	(224)
Denominator for basic and diluted calculations	28,730	27,027	27,902	26,906
Basic and diluted net loss per share	$(0.18)	$(0.29)	$(1.08)	$(0.83)

12.  SEGMENT INFORMATION AND GEOGRAPHIC DATA

Ciphergen’s revenue is derived from the sales of related products and services on a worldwide basis. Although discrete components that earn revenues and incur expenses exist, significant expenses such as sales and marketing and corporate administration are not incurred by nor allocated to these operating units but rather are employed by the entire enterprise. Additionally, the chief operating decision maker evaluates resource allocation not on a product or geographic basis, but rather on an enterprise-wide basis. Therefore, management has determined that Ciphergen operates in only one reportable segment, which is the protein research tools and collaborative services business.

The following table reflects the results of the Company’s sales to external customers by similar products and services for the three month and nine month periods ended September 30, 2003 and 2002 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

ProteinChip systems and related products	$10,102	$7,092	$26,703	$16,773
Process chromatography products	3,884	1,821	10,853	5,822
Services	2,086	1,328	5,621	3,113
	$16,072	$10,241	$43,177	$25,708

The Company sells its products and services directly to customers in North America, Western Europe, Japan and China, and through distributors in other parts of Asia and in Australia. Revenue for geographic regions reported below is based upon the customers’ locations. Following is a summary of the geographic information related to revenue for the three and nine month periods ended September 30, 2003 and 2002 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

North America	$7,912	$5,699	$20,348	$14,381
Europe	5,470	2,841	16,481	7,792
Asia	2,690	1,701	6,348	3,535

Total	$16,072	$10,241	$43,177	$25,708

                During the three month period ended September 30, 2003, sales to customers in France and Japan exceeded 10% of total revenue.  During the nine month periods ended September 30, 2003 and 2002, sales to customers in France exceeded 10% of total revenue.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We have made statements under the captions “Factors That May Affect Our Results”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other sections of this Form 10-Q that are forward-looking statements for purposes of the safe harbor provisions under the Private Securities Litigation Reform Act of 1995. We claim the protection of such safe harbor, and disclaim any intent or obligation to update any forward-looking statement. You can identify these statements by forward-looking words such as “may”, “will”, “expect”, “intend”, “anticipate”, “believe”, “estimate”, “plan”, “could”, “should”, and “continue” or similar words. These forward-looking statements may also use different phrases. We have based these forward-looking statements on our current expectations and projections about future events. Examples of forward-looking statements include statements about deployment, capabilities and uses of our products; the expansion of our product portfolio, product development and product innovations; the importance of proteomics as a major focus of biology research; the ability of our products to enable proteomics research; the emerging market for process proteomics; increasing the size of our sales and marketing organization; increased activity at our Biomarker Discovery Centers®; securing commercial rights to discoveries at our Biomarker Discovery Centers; trends in our business; revenue growth; expansion plans, including expansion of our proteomics products; increasing costs, including sales and marketing, research and development, and general and administrative costs; expected levels of capital expenditures; the period of time for which our existing financial resources and interest income will be sufficient to enable us to maintain current and planned operations; and our plans for mitigating foreign currency exchange risks. These statements are subject to risks and uncertainties that could cause actual results to differ materially, including the risks set forth under the caption “Factors That May Affect Our Results” in this Form 10-Q and the similar factors and risks outlined in Form S-3 dated October 8, 2003, and in our other filings with the SEC.

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

In 2001, we introduced the ProteinChip Biomarker System, which utilizes sophisticated third-party software to automate pattern recognition-based statistical analysis methods and correlate protein expression patterns from clinical samples with disease phenotypes. We also began selling the Biomek® 2000 Workstation, a robotic accessory which is manufactured by Beckman Coulter and which has been optimized for use with our ProteinChip Biomarker System to increase sample throughput and reproducibility. In addition, we expanded our product offering with a SELDI ProteinChip interface to high-end tandem mass spectrometers, which we developed and which is manufactured for us by a third party manufacturing company.  On July 31, 2001, Ciphergen acquired the BioSepra® process chromatography business from Invitrogen Corporation. BioSepra S.A., a wholly-owned subsidiary of Ciphergen located near Paris, France, currently has 62 employees who develop, manufacture and market products for the large-scale process chromatography market. We have integrated the BioSepra business into our sales and marketing organization and are developing a line of products to address process proteomics, an emerging market driven by pharmaceutical company demand to produce proteins for research, development and therapeutic manufacturing purposes.

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

We have used our resources primarily to develop and expand our proprietary ProteinChip Systems and related consumables and to establish a marketing and sales organization for commercialization of our products. We have also used our resources to establish Biomarker Discovery Centers for our own research and development as well as to provide research services to our clients and to foster further adoption of our products and technology. In addition, we acquired the BioSepra process chromatography business which expanded our proteomics products business. We also used our funds to establish a joint venture to distribute our products in Japan and to increase our ownership in the joint venture to majority control. Since our inception we have incurred significant losses and as of September 30, 2003, we had an accumulated deficit of $133.8 million.

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

Our expenses, excluding stock-based compensation, have consisted primarily of costs incurred in manufacturing our ProteinChip Systems, Arrays and chromatography sorbents, including materials, labor and overhead costs, marketing and sales activities, research and development programs, litigation, and general and administrative costs associated with our operations. Deferred stock-based compensation for options granted to employees is the difference between the fair value of our common stock on the date such options were granted and their exercise price.  Deferred stock-based compensation is attributable to stock options we granted prior to our initial public offering.  Stock-based compensation for options granted to consultants is periodically remeasured as the underlying options vest.  Stock-based compensation expense is being recognized in accordance with an accelerated amortization method over the vesting periods of the related options, which are usually five years.

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

RECENT DEVELOPMENTS

On August 22, 2003, we closed the sale of $30.0 million of convertible senior notes due September 1, 2008 (including $5.0 million aggregate principal amount of the notes which were subject to the initial purchaser’s over-allotment option). Offering costs were approximately $1.8 million. Interest on the notes is 4.5% per annum on the principal amount, payable semiannually on March 1 and September 1, beginning March 1, 2004. The notes are convertible, at the option of the holder, at any time on or prior to maturity of the notes into shares of Ciphergen common stock initially at a conversion rate of 108.8329 shares per $1,000 principal amount of the notes, which is equal to a conversion price of approximately $9.19 per share.  The conversion price, and hence the conversion rate, is subject to adjustment upon the occurrence of certain events, such as stock splits, stock dividends and other distributions or recapitalizations. Because the market value of the stock rose above the conversion price between the day the notes were priced and the closing date, we recorded a discount of $2,676,800 related to the intrinsic value of the beneficial conversion feature resulting from this price change and the fact that the initial purchaser of the notes was not required to purchase the notes until the closing date. Immediately after the closing, Ciphergen common stock had a market price of $10.01 per share, or $0.82 per share higher than the conversion price.  The value of the beneficial conversion feature was determined by multiplying this difference in the per share price of Ciphergen’s common stock by the 3,264,987 underlying shares.  This amount will be amortized to interest expense using the effective interest method over the five year term of the notes, or shorter period in the event of conversion of the notes.

The notes are Ciphergen’s senior unsecured obligations and rank on parity in right of payment with all of our existing and future senior unsecured debt and rank senior to our existing and future debt that expressly provides that it is subordinated to the notes.  The notes are also effectively subordinated in right of payment to our existing and future secured debt, to the extent of such security, and to our subsidiaries’ liabilities. The indenture does not limit the incurrence by Ciphergen or its subsidiaries of other indebtedness.

We may redeem the notes at our option, in whole or in part, at any time on or after September 1, 2006 at specified redemption prices plus accrued and unpaid interest, provided that the notes will be redeemable only if the closing price of the stock equals or exceeds 150% of the conversion price then in effect for at least 20 trading days within a period of 30 consecutive trading days ending on the trading day before the date of the notice of the redemption.  The 3,264,987 shares that could be issued if all convertible senior notes were converted into common stock have not been included in the calculation of loss per share, as these potential common shares are antidilutive. Upon a change of control, each holder of the notes may require Ciphergen to repurchase some or all of the notes at specified redemption prices, plus accrued and unpaid interest.  The debenture contains a put option that entitles the holder to require Ciphergen to redeem the debenture at a price equal to 110% of the principal balance upon a change in control of Ciphergen prior to August 31, 2004 (107.5% from September 1, 2004 through August 31, 2005 and 105.0% thereafter).  We do not anticipate that the put option will have significant value because no change of control is currently contemplated.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND SEPTEMBER 30, 2002

PRODUCT REVENUE.  Product revenue increased to $14.0 million in the third quarter of 2003 from $8.9 million for the same period in 2002, an increase of $5.1 million or 57%.  The increase was primarily the result of increased unit sales of ProteinChip Systems and Arrays, and increased sales of higher-end configurations and automation accessories, aided by the increase in the size of our sales force, new product offerings and increased market acceptance of SELDI technology, as well as increased revenue from BioSepra chromatographic sorbents.

Product revenue increased to $37.6 million in the first nine months of 2003 from $22.6 million for the same period in 2002, an increase of $15.0 million or 66%.  The increase was primarily the result of increased unit sales of ProteinChip Systems and Arrays, and increased sales of higher-end configurations and automation accessories, aided by the increase in the size of our sales force, new product offerings and increased market acceptance of SELDI technology, as well as increased revenue from BioSepra’s chromatographic sorbents.

SERVICE REVENUE.  Service revenue increased to $2.1 million in the third quarter of 2003 from $1.3 million for the same period in 2002, an increase of $758,000 or 57%. This increase was primarily due to an increase in revenue from maintenance contracts and training driven by growth in our installed base.

Service revenue increased to $5.6 million in the first nine months of 2003 from $3.1 million for the same period in 2002, an increase of $2.5 million or 81%. This increase was primarily due to an increase in revenue from maintenance contracts and training driven by growth in our installed base, as well as an increase in revenue from collaborative services.

COST OF PRODUCT REVENUE. Cost of product revenue increased to $4.8 million in the third quarter of 2003 from $2.7 million for the same period in 2002, an increase of $2.1 million or 80%. This increase resulted from an increase in unit sales of our ProteinChip Systems and Arrays, as well as an increased sales volume of BioSepra’s chromatography sorbents.  The gross margin for product revenue decreased from 70% in the third quarter of 2002 to 66% in the same period of 2003. This decrease was largely due to  the amortization of expenses associated with our litigation settlement in the second quarter of 2003. Stock-based compensation expense in cost of product revenue was $17,000 in the third quarter of 2003 compared to $31,000 in the same period of 2002.

Cost of product revenue increased to $12.6 million in the first nine months of 2003 from $7.2 million for the same period in 2002, an increase of $5.4 million or 74%. This increase resulted from an increase in unit sales of our ProteinChip Systems and Arrays, as well as an increased sales volume of BioSepra chromatography sorbents.  The gross margin for product revenue decreased from 68% in the first nine months of 2002 to 66% in the same period of 2003. This decrease was largely due to the amortization of expenses associated with our litigation settlement in the second quarter of 2003. Stock-based compensation expense in cost of product revenue was $64,000 in the first nine months of 2003 compared to $97,000 in the same period of 2002.

COST OF SERVICE REVENUE.  Cost of service revenue increased to $939,000 in the third quarter of 2003 from $857,000 for the same period in 2002, an increase of $82,000 or 10%. This increase was mainly due to increased field service costs as a result of an increase in the number of maintenance contracts, and increased training costs to provide more training classes.  From the third quarter of 2002 to the third quarter of 2003, the gross margin for service revenue increased from 35% to 55%.  This improvement was mainly due to higher field service revenue with no increase in the number of field service engineers.  In addition, several large projects at our Biomarker Discovery Centers in the third quarter of 2003 were more profitable than projects in the third quarter of 2002, due to greater operating efficiencies and the relative difficulty of the mix of projects worked on.

Cost of service revenue increased to $2.7 million in the first nine months of 2003 from $1.6 million for the same period in 2002, an increase of $1.1 million or 62%.  This increase was mainly due to increased field service costs as a result of an increase in the  number of maintenance contracts, and increased training costs to provide more training classes. From the first nine months of 2002 to the first nine months of 2003, the gross margin for service revenue increased from 47% to 53%.  This improvement was mainly due to improved operating efficiencies at our Biomarker Discovery Centers and the relative difficulty of the mix of projects worked on.

LITIGATION SETTLEMENT.  On May 28, 2003, Ciphergen settled its litigation with Molecular Analytical Systems, Inc. (“MAS”), LumiCyte, Inc. (“LumiCyte”), and T. William Hutchens.  As part of the settlement:

•              Ciphergen paid LumiCyte $3.0 million in cash;

•              Ciphergen issued to LumiCyte 1,250,000 shares of Ciphergen common stock which were valued at $7.8 million; and

•              Ciphergen agreed to pay license fees to MAS based on the revenues Ciphergen and its affiliates derive from the SELDI technology and recognize between February 21, 2003 and May 28, 2014, provided that such license fees will not exceed $1.0 million during the calendar year 2003 or $10.0 million in the aggregate.

The total cost of the litigation settlement amounted to $20.8 million, of which $7.3 million was attributed to periods prior to April 1, 2003 and expensed as a non-recurring item in the second quarter of 2003.  $302,000 and $303,000 were amortized to cost of revenue for the second and third quarters of 2003, respectively, and the remaining $12.9 million will be amortized to cost of revenue in future periods through the second quarter of 2014.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses decreased to $5.4 million in the third quarter of 2003 from $6.1 million for the same period in 2002, a decrease of $671,000 or 11%. The decrease was largely due to a decrease of $514,000 in outside services, of which $131,000 was a non-cash milestone payment to Stanford Research Systems in the form of a stock grant in the third quarter of 2002; we made no milestone payments to Stanford Research Systems in the third quarter of 2003. Stock-based compensation expense in research and development was $46,000 in the third quarter of 2003, compared to $88,000 in the same quarter of 2002.

Research and development expenses increased to $18.8 million in the first nine months of 2003 from $14.7 million for the same period in 2002, an increase of $4.1 million or 28%. The increase was largely due to an increase of $2.3 million in materials and supplies used for the development of new products, as we devoted more resources to new and ongoing projects.   Payroll and related costs increased approximately $1.4 million due to higher average research and development headcount in the first nine months of 2003 compared to the same period of 2002, even though the research and development headcount at the end of September 2003 was 7% lower compared to the end of September 2002. These increases were partially offset by a decline of $302,000 in outside services. A $131,000 non-cash milestone payment to Stanford Research Systems in the form of a stock grant was made in the first nine months of 2002. No milestone payments were made to Stanford Research Systems in the same period of 2003.  Stock-based compensation expense in research and development was $171,000 in the first nine months of 2003, compared to a credit of $38,000 in the same period of 2002.  We expect research and development expenses, exclusive of stock-based compensation, to increase in 2003 relative to 2002 as we develop new and improved instruments, arrays and sorbents, and as we increase activities through our Biomarker Discovery Centers to discover, validate and patent biomarkers.

SALES AND MARKETING EXPENSES. Sales and marketing expenses increased to $6.0 million in the third quarter of 2003 from $4.7 million for the same period in 2002, an increase of $1.3 million or 27%. This increase was primarily due to higher payroll and related costs as a result of an 18% increase in the sales and marketing staff, thereby increasing payroll and related costs approximately $635,000. Stock-based compensation expense in sales and marketing was $58,000 in the third quarter of 2003 compared to $90,000 in the same quarter of 2002.

Sales and marketing expenses increased to $17.9 million in the first nine months of 2003 from $14.6 million for the same period in 2002, an increase of $3.3 million or 22%. This increase was primarily due to higher payroll and related costs as a result of an 18% increase in the sales and marketing staff, thereby increasing payroll and related costs approximately $2.4 million.  Depreciation and other equipment expenses increased $664,000 due to the addition of demonstration equipment and further outfitting of our demonstration labs.  In addition, consumption of arrays and supplies by our field scientists for demonstrations and related purposes increased approximately $451,000 from the first nine months of 2002 to the same period of 2003.  These increases were partially offset by a decline of $311,000 in costs of outside services. Stock-based compensation expense in sales and marketing was $207,000 in the first nine months of 2003 compared to $301,000 in the same period of 2002. We expect sales and marketing expenses, exclusive of stock-based compensation, to increase in 2003 relative to 2002 as we continue to grow our sales force and provide marketing support for the launch of new products.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased to $3.3 million in the third quarter of 2003 from $4.0 million for the same period in 2002, a decrease of $641,000 or 16%.  This decrease was largely driven by a $623,000 decrease in legal fees following the settlement of our litigation, and a decrease of $161,000 in stock-based compensation expense.  These decreases were partially offset by an 18% increase in the administrative staff, thereby increasing payroll and related costs approximately $129,000. Stock-based compensation expense was $202,000 in the third quarter of 2003 compared to $363,000 in the same quarter of 2002.

General and administrative expenses increased to $12.3 million in the first nine months of 2003 from $10.3 million for the same period in 2002, an increase of $2.0 million or 20%.  This increase was largely driven by a $1.1 million increase in legal fees resulting from our litigation and increased patent filings, a $423,000 increase in costs of other outside services, and an 18% increase in the administrative staff, thereby increasing payroll and related costs approximately $641,000. These increases were partially offset by a decrease of $554,000 in stock-based compensation expense. Stock-based compensation expense was $680,000 in the first nine months of 2003 compared to $1.2 million in the same period of 2002.  We expect general and administrative expenses, exclusive of stock-based compensation, to increase in 2003 relative to 2002 as we add the necessary infrastructure to support increased worldwide activities.

AMORTIZATION OF INTANGIBLE ASSETS.  Amortization of acquired completed technology and patents during the third quarter of 2003 was $207,000, unchanged from the third quarter of 2002.

Amortization of acquired completed technology and patents during the first nine months of 2003 was $621,000, unchanged from the same period of 2002.  The amount of amortization is expected to remain the same each quarter through 2007.

INTEREST AND OTHER INCOME (EXPENSE), NET. Interest income in the third quarter of 2003 was $148,000 compared to $381,000 in the same quarter of 2002.  The decrease was due to smaller average investment balances and lower interest rates.  Interest expense in the third quarter of 2003 was $259,000 compared to $39,000 in the same quarter of 2002. The increase was largely due to the issuance of $30.0 million of convertible senior notes in August 2003.  Approximately $59,000 of the interest expense was non-cash, attributable to amortization of the beneficial conversion feature associated with the notes. Other income (expense) in the third quarter of 2003 was a loss of $13,000 compared to a gain of $49,000 in the same quarter of 2002.  The change was mainly due to unfavorable foreign currency fluctuations.  Subsequent to our acquisition of majority control of Ciphergen Biosystems KK on August 31, 2002, we attribute a share of the joint venture’s gains or losses to SC BioSciences’ (a subsidiary of Sumitomo Corporation) minority interest.  For the third quarter of 2003, no income or loss was attributed to minority interest, whereas in the third quarter of 2002 we attributed $90,000 of income to the minority interest.

Interest income in the first nine months of 2003 was $507,000 compared to $1.3 million in the same period of 2002.  The decrease was due to smaller average investment balances and lower interest rates.  Interest expense of $329,000 for the first nine months of 2003 increased approximately $212,000 from the same period of 2002, mainly due to the issuance of $30.0 million of convertible senior notes in August 2003. Other income (expense) in the first nine months of 2003 was a loss of $46,000 compared to a gain of $45,000 in the same period of 2002.  The change was mainly due to unfavorable foreign currency fluctuations. For the first nine months of 2003, loss attributable to minority interest was $32,000, compared to income attributed to minority interest of $90,000 in the same period of 2002.

INCOME TAX PROVISION. The provision for income tax in the third quarter of 2003 was $526,000, compared to a credit of $48,000 in the same quarter of 2002.  This increase was primarily related to our French subsidiary, BioSepra.

The provision for income tax in the first nine months of 2003 was $1.2 million, compared to $61,000 in the same period of 2002.  This increase was primarily related to our French subsidiary, BioSepra.  In 2003, we began to provide for income taxes related to BioSepra, as we anticipate previously accumulated net operating loss carryforwards for BioSepra will be fully utilized during 2003.

LIQUIDITY AND CAPITAL RESOURCES

From our inception through September 30, 2003, we have financed our operations principally with $119.9 million from the sales of products and services to customers and net proceeds from equity financings totaling approximately $145.8 million.  This includes the $92.4 million initial public offering in September 2000 and the $26.9 million Series E Preferred Stock financing in March 2000.  We also sold $30.0 million in aggregate principle amount of 4.5% convertible senior notes on August 22, 2003.  These notes are due September 1, 2008.  Cash, cash equivalents and investments in securities at September 30, 2003 were $49.3 million.  Working capital at September 30, 2003 was $56.3 million, compared to $47.7 million at December 31, 2002.  Long-term debt and capital lease balances at September 30, 2003 totalled $31.8 million, compared to $2.8 million at December 31, 2002, largely as a result of the issuance of $30.0 million in convertible senior notes and the increase in long-term debt to finance capital equipment purchases.

Net cash used in operating activities was $20.4 million in the first nine months of 2003 compared to $19.7 million in the first nine months of 2002.  Net cash used in operating activities in the first nine months of 2003 was primarily the result of net losses from operations of $30.0 million, reduced by non-cash charges of $5.4 million for amortization of deferred stock-based compensation and the non-recurring litigation settlement, and $4.4 million for depreciation and amortization.  Net cash used in operating activities in the first nine months of 2002 was primarily the result of net losses from operations of $22.4 million and increases in working capital, reduced for non-cash charges of $1.6 million for amortization of deferred stock-based compensation and $2.7 million for depreciation and amortization.

Net cash used in investing activities was $2.1 million in the first nine months of 2003 compared to net cash provided by investing activities of $7.3 million in the first nine months of 2002.  Net cash used in investing activities in the first nine months of 2003 consisted of property and equipment purchases of $4.0 million, partly offset by net maturities of investment securities of $1.9 million.  Net cash provided by investing activities in the first nine months of 2002 consisted of net maturities of investment securities of $9.2 million and net cash acquired upon acquisition of Ciphergen Biosystems KK, partly offset by property and equipment purchases of $2.8 million.  We expect to acquire additional capital equipment on an ongoing basis as we add staff, increase capacity and improve capabilities.  We anticipate capital expenditures of approximately $5 million to $6 million during 2003.

Net cash provided by financing activities was $30.6 million in the first nine months of 2003 compared to $4.0 million used in financing activities in the first nine months of 2002.  The increase resulted primarily from $28.2 million in net proceeds from our issuance of convertible senior notes, after offering costs of approximately $1.8 million.  In addition, during the second quarter of 2003, we entered into a three-year loan agreement with GE Capital Corporation to finance up to $5.0 million of capital equipment purchases.  As of September 30, 2003, we had financed approximately $2.1 million of capital equipment purchases through this facility at an annual interest rate of 7.48%.  There were also repayments of three stockholder loans in the aggregate principal amount of $197,000, and the issuance of common stock under our stock option plans of $894,000, offset by the repayment of capital lease obligations of $605,000 and repayments of the GE loan of $156,000.  Net cash used in financing activities in the first nine months of 2002 consisted of the repayment of a $4.0 million short-term loan to Ciphergen Biosystems KK and repayments of long-term debt and capital lease obligations of $437,000, partly offset by issuances of common stock under our stock option and employee stock purchase plans of $415,000.

We currently believe that current cash resources will be sufficient to maintain current and planned operations at least through the end of 2004.  Ciphergen currently expects to fund expenditures for capital requirements as well as liquidity needs from a combination of available cash, marketable securities and long-term debt.  We may be required to raise additional capital through a variety of sources, including securities issuances and collaborative arrangements.  If additional capital is raised through the issuance of equity or securities convertible into equity, our stockholders may experience dilution, and such securities may have rights, preferences or privileges senior to those of the holders of our common stock or the notes.  If we obtain funds through arrangements with collaborators or strategic partners, we may be required to relinquish our rights to certain technologies or products that we might otherwise seek to retain.  Additional financing may not be available to us on favorable terms, if at all.  If we are unable to obtain financing on acceptable terms, we may be unable to execute our business plan and we could be required to delay, reduce the scope of, or eliminate our operations and we may not be able to pay off the notes when and if they come due.

The following summarizes Ciphergen’s contractual cash obligations at September 30, 2003, and the effect such obligations are expected to have on its liquidity and cash flow in future periods (in thousands):

	Total	Less than 1 Year	1-3 Years	4-5 Years	Beyond 5 Years
Convertible senior notes	$27,382	$—	$—	$27,382	$—
Capital lease obligations	2,480	306	605	658	911
Equipment financing loan	1,910	650	1,260	—	—
Non-cancelable operating lease obligations	17,246	3,944	7,259	6,043	—
Non-cancelable collaboration obligations	578	578	—	—	—
Total contractual cash obligations	$49,596	$5,478	$9,124	$34,083	$911

We have also entered into a cancelable commitment to fund a Biomarker Discovery Center at the Johns Hopkins University School of Medicine which totals $672,000 in 2004 and $685,000 in 2005.

Additionally, we have committed to fund all of the working capital needs of our Japanese subsidiary, of which we own 70%.  This is expected to be approximately $2.3 million in 2003.

RATIO OF EARNINGS TO FIXED CHARGES

                The computation of ratio of earnings to fixed charges includes Ciphergen Biosystems, Inc. and its consolidated subsidiaries.  The ratio of earnings to fixed charges is computed by dividing:

•        loss before taxes adjusted for fixed charges and minority interest, by

•        fixed charges, which include interest expense, amortization of debt expense and discount, and the portion of interest expense under operating leases deemed by us to be representative of the interest.

For the three months ended September 30, 2003 and 2002, earnings are inadequate to cover fixed charges by $4.7 million and $7.9 million, respectively.  For the nine months ended September 30, 2003 and 2002, earnings were inadequate to cover fixed charges by $28.8 million and $22.2 million, respectively.

FACTORS THAT MAY AFFECT OUR RESULTS

We expect to continue to incur net losses in 2003 and at least the early part of 2004. If we are unable to significantly increase our revenues, we may never achieve profitability.

From our inception in December 1993 through September 30, 2003, we have generated cumulative revenue of approximately $119.9 million and have incurred net losses of approximately $133.8 million. We have experienced significant operating losses each year since our inception and expect these losses to continue for at least the next few quarters. For example, we experienced net losses of approximately $29.1 million in 2002, $25.8 million in 2001 and $20.3 million in 2000.   For the first nine months of 2003, we had a net loss of $30.0 million. Our losses have resulted principally from costs incurred in research and development, sales and marketing, litigation, and general and administrative costs associated with our operations. These costs have exceeded our revenue, which, to date, has been generated principally from product sales. We expect to incur additional operating losses and these losses may be substantial as a result of increases in expenses for manufacturing, marketing and sales, research and product development, and general and administrative costs. We may never achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

An element of our business strategy is to operate Biomarker Discovery Centers in part through partnerships with academic and government research centers, and pharmaceutical and biotechnology companies. Although we are currently in negotiation with additional potential partners and clients, to date we have entered into only a few such arrangements. Failure to enter into additional arrangements or expand existing relationships could limit adoption of our products and prevent us from achieving profitability.

If we fail to successfully expand sales of our ProteinChip Systems and develop new versions of proteomic systems or leverage our chromatography product expertise to expand sales of other products, our revenue will not increase, we will not achieve profitability, and we may not be able to successfully maintain and grow a profitable business.

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

Customers using chromatographic processes to separate proteins have traditionally been slow to adopt new technologies, even when those new technologies offer considerable advantages over existing, proven approaches. BioSepra will need to develop new products with superior performance in order to expand its business.  Even if BioSepra chromatography products and services are more efficient and of higher quality than alternatives, customers may favor more established products and companies.

Our quarterly operating results may fluctuate significantly due to a number of causes outside our control.

Because the timing of our product orders can vary, we may not be able to reliably predict future revenue and profitability based on quarterly earnings.  Our operating results can also vary substantially in any period depending on the mix of products sold.  Our quarterly sales and operating results are highly dependent on the volume and timing of orders received during the quarter, as well as the seasonal and cyclical nature of our markets.  Historically, a relatively large percentage of our sales have arrived in the last month of each quarter, and often towards the end of such month.  Accordingly, a short delay in receiving an order, shipping product, or recognizing revenue from such order may result in substantial quarterly fluctuations in revenue and earnings.

A significant portion of our operating expenses is relatively fixed in nature due to our significant sales, research and development and manufacturing costs.  If we cannot adjust spending quickly enough to compensate for a revenue shortfall, this may magnify the adverse impact of such revenue shortfall on our results of operations.  As a result, our quarterly operating results could fluctuate, and such fluctuation could cause the market price of our common stock and convertible senior notes to decline.  Results from one quarter should not be used as an indication of future performance.

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

New product introductions can result in disruptions to our revenue patterns and increased sales and marketing costs, and may involve manufacturing challenges that can negatively impact our gross margin.

                We have introduced, and we plan to introduce in the future, new versions of our ProteinChip Systems, Arrays and Software, as well as new chromatography sorbents.  New product introductions entail training and educating our customers and prospective customers about the new features, protocols and technology encompassed by the new products.  This could disrupt our revenue patterns or temporarily lengthen our sales cycles to a greater extent than it would at larger companies with broader product offerings.  New product introductions may temporarily increase our sales and marketing costs.  Manufacturing new products inherently runs the risk that initial costs may be high as new production processes are introduced, and it is possible that new products may involve quality issues that negatively impact our gross margins.

We may need to raise additional capital in the future, and if we are unable to secure adequate funds on terms acceptable to us, we may be unable to execute our business plan.

We currently believe that current cash resources will be sufficient to meet our anticipated financial needs at least through the end of 2004. However, we may need to raise additional capital sooner in order to develop new or enhanced products or services, increase our Biomarker Discovery Center activities undertaken for our own account, or acquire complementary products, businesses or technologies to respond to competitive pressures. If we are unable to obtain financing, or to obtain it on acceptable terms, we may be unable to successfully execute our business plan.

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

Some of the inventions covered by our sublicense agreements with Molecular Analytical Systems, Inc. were developed under a grant from an agency of the U.S. government and therefore, pursuant to the Bayh-Dole Act and regulations promulgated thereunder, the government has a paid-up, nonexclusive nontransferable license to those inventions and will be able in limited circumstances to grant a license to others on reasonable terms. We are not aware of any basis for the government to exercise such rights, but if circumstances change and the government exercises such rights, our business could be harmed.

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

We license certain patents and other technology owned by Applied Biosystems/MDS Sciex pursuant to an agreement which expires February 27, 2004.  If we are unable to extend the agreement, we will not be able to continue to sell our ProteinChip Tandem MS Interfaces, which contributed approximately 3% of our revenue in 2002 and 3% of our revenue in the first nine months of 2003, after February 27, 2004.

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

Risks Related to Our Convertible Senior Notes

Substantial leverage and debt service obligations may adversely affect our cash flows.

In connection with the sale of the notes, we incurred $30 million of indebtedness.  As a result of this indebtedness, our principal and interest payment obligations increased substantially.  The degree to which we are leveraged could, among other things:

•         make it difficult for us to make payments on the notes;

•         make it difficult for us to obtain financing for working capital, acquisitions or other purposes on favorable terms, if at all;

•         make us more vulnerable to industry downturns and competitive pressures; and

•         limit our flexibility in planning for, or reacting to changes in, our business.

Our ability to meet our debt service obligations will depend upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control.

The notes are unsecured, and future indebtedness could effectively rank senior to the notes.

The notes are unsecured and will rank equal in right of payment with our existing and future unsecured and unsubordinated indebtedness.  The notes will be effectively subordinated to any secured debt to the extent of the value of the assets that secure the indebtedness.  The notes will also be “structurally subordinated” to all indebtedness and other liabilities, including trade payables and lease obligations, of our existing and future subsidiaries.  In the event of our bankruptcy, liquidation or reorganization or upon acceleration of the notes, payment on the notes could be less, ratably, than on any secured indebtedness.  We may not have sufficient assets remaining to pay amounts due on any or all of the notes then outstanding.

The indenture governing the notes does not prohibit or limit us or our subsidiaries from incurring additional indebtedness and other liabilities, or from pledging assets to secure such indebtedness and liabilities.  The incurrence of additional indebtedness and, in particular, the granting of a security interest to secure the indebtedness, could adversely affect our ability to pay our obligations on the notes.  We anticipate that we may incur additional indebtedness from time to time in the future.

The notes are not protected by restrictive covenants, including financial covenants.

Neither we nor our subsidiaries are restricted from incurring additional debt, including senior debt, or liabilities under the indenture.  In addition, the indenture does not restrict us or any of our subsidiaries from paying dividends or issuing or repurchasing securities.  If we or our subsidiaries were to incur additional debt or liabilities, our ability to pay our obligations on the notes could be adversely affected.

We may be unable to repay, repurchase or redeem the notes.

At maturity, the entire outstanding principal amount of the notes will become due and payable by us.  Upon a change in control, as defined in the indenture, note holders may require us to repurchase all or a portion of their notes.  We may not have enough funds or be able to arrange for additional financing to pay the principal at maturity or to repurchase the notes on a change in control.  Future credit agreements or other agreements relating to our indebtedness may restrict the redemption or repurchase of the notes and provide that a change in control constitutes an event of default.  If the maturity date or a change in control occurs at a time when we are prohibited from repaying or repurchasing the notes, we could seek the consent of our lenders to purchase the notes or we could attempt to refinance this debt.  If we do not obtain the necessary consents or cannot refinance the debt on favorable terms, or at all, we will be unable to repay or repurchase the notes.  Our failure to repay the notes at maturity or repurchase tendered notes would constitute an event of default under the indenture, which might constitute a default under the terms of our other debt.  Our obligation to offer to purchase the notes upon a change in control would not necessarily afford note holders protection in the event of a highly leveraged transaction, reorganization, merger or similar transaction involving us.

A market may not develop for the notes.

Prior to the offering there has been no trading market for the notes.  The initial purchasers are not obligated to make a market.  In addition, any market-making activity by the initial purchasers will be subject to the limits imposed by the Securities Act and the Exchange Act.  As a result, a market for the notes may not develop or, if one does develop, it may not be maintained.  If an active market for the notes fails to develop or is not sustained, the trading price of the notes could decline significantly.  The notes are  eligible for trading on the PORTALSM Market.  We do not intend to apply for listing of the notes on any securities exchange.

There may not be an active, liquid market for our common stock.

There is no guarantee that an active trading market for our common stock will be maintained on the Nasdaq Stock Market’s National Market.  Investors may not be able to sell their shares quickly or at the latest market price if trading in our stock is not active.

The notes and the common stock issuable upon conversion of the notes may be subject to restrictions on resale.

We entered into a registration rights agreement with the initial purchasers, pursuant to which we filed a shelf registration statement covering the resale of the notes and the common stock issuable upon conversion of the notes.  If the effectiveness of the registration statement is not maintained, the liquidity and price of the notes and common stock issuable upon conversion of the notes would be adversely affected and note holders could lose all or part of their investment.

At various times during the third quarter of 2003, the price at which our common stock could be purchased on the Nasdaq National Market was lower than the conversion price of the notes,  and our stock price may be lower than the conversion price in the future.

Prior to electing to convert notes, the note holder should compare the price at which our common stock is trading in the market to the conversion price of the notes.  Our common stock trades on the Nasdaq National Market under the symbol CIPH.  The initial conversion price of the notes is approximately $9.19 per share.  The market prices of our securities are subject to significant fluctuations.  Such fluctuations, as well as economic conditions generally, may adversely affect the market price of our securities, including our common stock and the notes.

The notes may not be rated or may receive a lower rating than anticipated.

We believe it is unlikely that the notes will be rated.  However, if one or more rating agencies rates the notes and assigns the notes a rating lower than the rating expected by investors, reduces their rating in the future or indicates that it will have their ratings on the notes under surveillance or review with possible negative implications, the market price of the notes and our common stock would be harmed.  In addition, a ratings downgrade could adversely affect our ability to access capital.

Our stock price has been highly volatile, and an investment in our stock could suffer a decline in value, adversely affecting the value of the notes or the shares into which those notes may be converted.

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

We have broad discretion to use the offering proceeds, and how we invest these proceeds may not yield a favorable return.

Currently, we have no specific plans to use the net proceeds from the offering other than for general corporate purposes, including working capital, capital expenditures, research and development, and potential acquisitions. We have no agreements or understandings with respect to any potential acquisitions. Accordingly, our management will retain broad discretion to allocate the net proceeds from the offering, and there can be no assurance that these proceeds can or will yield a significant return.

Future sales of our common stock in the public market could adversely affect the trading price of our common stock, the value of the notes and our ability to raise funds in new stock offerings.

Future sales of substantial amounts of our common stock in the public market, or the perception that such sales are likely to occur, could affect prevailing trading prices of our common stock and the value of the notes.  As of October 31, 2003, we had:

•         28,861,506 shares of common stock outstanding;

•         4,109,484 shares of common stock reserved for issuance upon exercise of options outstanding under our stock option plans with a weighted average exercise price of $5.21 per share;

•         in addition to the shares reserved for issuance upon the exercise of options referred to in the preceding bullet point, 679,134 shares reserved for future issuance under our stock option plans and employee stock purchase plan; and

•         96,750 shares of common stock potentially issuable to Stanford Research Systems, Inc. under a development contract if certain milestones are met.

The figures above include 1,250,000 shares of our common stock that we issued to LumiCyte in connection with the settlement that we reached on May 28, 2003; those shares have recently been registered and are freely tradeable in the public market.

Because the notes are convertible into common stock only at a conversion price in excess of the recent trading price, a decline in our common stock price may cause the value of the notes to decline.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion about our market risk disclosure involves forward-looking statements. We are exposed to market risk related mainly to changes in interest rates. We do not invest in derivative financial instruments.

INTEREST RATE SENSITIVITY

The fair value of our investments in marketable securities at September 30, 2003 was $15.3 million, with a weighted-average maturity of 188 days and a weighted-average interest rate of 1.9%.

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

The functional currencies of BioSepra S.A. and Ciphergen Biosystems KK are the euro and yen, respectively. Accordingly, the accounts of these operations are translated from the local currency to the U.S. dollar using the current exchange rate in effect at the balance sheet date for the balance sheet accounts, and using the average exchange rate during the period for revenue and expense accounts. The effects of translation are recorded as a separate component of stockholders’ equity. The net tangible assets of our non-U.S. operations, excluding intercompany debt, were $21.0 million at September 30, 2003.

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

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Molecular Analytical Systems, Inc. v. Ciphergen Biosystems.  The proceeding was filed December 9, 1999 in the United States Trademark and Appeal Board.  Ciphergen applied for registration of the term “SELDI” as a trademark.  Molecular Analytical Systems opposed registration of the trademark and sought to have the trademark registered in its name instead.  On November 7, 2003 the parties settled this dispute.  Pursuant to the settlement, both parties are withdrawing their applications to register “SELDI” as a trademark, and will allow the term “SELDI” to enter the public domain.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On August 22, 2003, we closed the sale of $30.0 million of 4.5% convertible senior notes due September 1, 2008 (including $5.0 million aggregate principal amount of the notes which were subject to the initial purchaser's over-allotment option).  We intend to use the net proceeds from the offering for general corporate purposes, including working capital, capital expenditures, research and development, and potential acquisitions.  These notes are more fully discussed in “Recent Developments” in “Management's Discussion and Analysis of Financial Condition and Results of Operations.”

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

On July 25, 2003, the Company filed a report on Form 8-K regarding its July 24, 2003 press release announcing its results for the quarter ending June 30, 2003.

On August 1, 2003, the Company filed a report on Form 8-K/A to amend Form 8-K filed on June 11, 2003 relating to the litigation settlement between the Company and Molecular Analytical Systems, Inc., LumiCyte, Inc., and T. Williams Hutchens.

On August 4, 2003, the Company filed a report on Form 8-K/A to amend Form 8-K filed on June 11, 2003 relating to the litigation settlement between the Company and Molecular Analytical Systems, Inc., LumiCyte, Inc., and T. Williams Hutchens.

On August 19, 2003, the Company filed a report on Form 8-K regarding its August 19, 2003 press release announcing its private offering of $25,000,000 in aggregate principal amount of 4.50% Convertible Senior Notes due 2008 to be issued to qualified institutional buyers pursuant to Rule 14A under the Securities Act of 1933, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 14, 2003

CIPHERGEN BIOSYSTEMS, INC.

(Registrant)

/s/ William E. Rich
William E. Rich, Ph.D.
President, Chief Executive Officer and Director

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