Form 10-Q
period 2004-03-31
CIPHERGEN BIOSYSTEMS INC
filed 2004-05-10
CIK 926617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

Yes  ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Exchange Act.

Yes  ☒  No  ☐

Number of shares of common stock, $0.001 par value, outstanding as of April 30, 2004:  29,112,663

CIPHERGEN BIOSYSTEMS, INC.

INDEX FOR FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2004

ITEM 1.  FINANCIAL STATEMENTS

CIPHERGEN BIOSYSTEMS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$29,309	$32,853
Short-term investments	10,340	14,463
Accounts receivable, net	13,242	14,731
Inventories, net	9,066	8,300
Notes receivable from related parties	152	56
Prepaid expenses and other current assets	2,972	2,878

Total current assets	65,081	73,281

Property, plant and equipment, net	15,797	15,891
Goodwill and other intangible assets, net	10,639	9,879
Notes receivable from related parties	116	216
Other long-term assets	2,678	2,759

Total assets	$94,311	$102,026

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,617	$5,062
Accrued liabilities	9,799	9,495
Deferred revenue	5,831	5,768
Current portion of capital lease obligations	319	324
Current portion of long-term debt	675	662

Total current liabilities	21,241	21,311

Deferred revenue	652	594
Capital lease obligations, net of current portion	2,141	2,274
Long-term debt, net of current portion	917	1,090
Convertible senior notes, net of discount	27,649	27,515
Other long-term liabilities	1,436	1,185

Total liabilities	54,036	53,969

Commitments and contingencies

Minority interest	—	165

Stockholders’ equity:
Common stock	29	29
Additional paid-in capital	186,156	186,043
Notes receivable from stockholders	(988)	(1,093)
Deferred stock-based compensation	(486)	(725)
Accumulated other comprehensive income	3,565	4,158
Accumulated deficit	(148,001)	(140,520)

Total stockholders’ equity	40,275	47,892

Total liabilities, minority interest and stockholders’ equity	$94,311	$102,026

See notes to unaudited condensed consolidated financial statements.

CIPHERGEN BIOSYSTEMS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2004	2003
Revenue:
Products	$13,074	$11,169
Services	2,464	1,672

Total revenue	15,538	12,841

Cost of revenue:
Products	3,960	3,977
Services	971	846

Total cost of revenue	4,931	4,823

Gross profit	10,607	8,018

Operating expenses:
Research and development	6,195	6,381
Sales and marketing	7,020	5,849
General and administrative	3,881	4,708
Amortization of intangible assets	207	207

Total operating expenses	17,303	17,145

Loss from operations	(6,696)	(9,127)

Interest and other income (expense), net	(525)	175
Loss attributable to minority interest	—	157

Loss before provision for income taxes	(7,221)	(8,795)
Provision for income taxes	260	401

Net loss	$(7,481)	$(9,196)

Basic and diluted net loss per share	$(0.26)	$(0.34)

Shares used in computing basic and diluted net loss per share	29,039	27,211

See notes to unaudited condensed consolidated financial statements.

CIPHERGEN BIOSYSTEMS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,481)	$(9,196)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,750	1,281
Change in minority interest	—	(157)
Stock-based compensation expense	205	389
Amortization of debt discount	133	—
Interest accrued on notes receivable from related parties	(21)	(22)
Changes in operating assets and liabilities:
Accounts receivable, net	1,513	1,015
Inventories, net	(741)	50
Prepaid expenses and other current assets	(95)	252
Other long-term assets	(141)	—
Accounts payable and accrued liabilities	(224)	962
Deferred revenue	113	455
Other long-term liabilities	266	74

Net cash used in operating activities	(4,723)	(4,897)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment, net	(1,303)	(1,391)
Purchase of marketable securities	—	(748)
Maturities of marketable securities	4,030	7,300
Purchase of Ciphergen Biosystems KK common stock	(1,000)	—

Net cash provided by investing activities	1,727	5,161

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercises of stock options	147	40
Principal payments on capital lease obligations	(85)	(224)
Repayment of long-term debt	(159)	—
Repayments of notes receivable from stockholders	105	197

Net cash provided by financing activities	8	13

Effect of exchange rate changes	(556)	91

Net increase (decrease) in cash and cash equivalents	(3,544)	368
Cash and cash equivalents, beginning of period	32,853	25,145

Cash and cash equivalents, end of period	$29,309	$25,513

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Reductions in deferred stock-based compensation	$(34)	$(730)
Transfer of fixed assets to inventory	102	58
Acquisition of property and equipment under capital leases	21	—
Increase to goodwill from BioSepra acquisition due to income tax settlement accrued	203	—

See notes to unaudited condensed consolidated financial statements.

CIPHERGEN BIOSYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2004

1.  ORGANIZATION AND BASIS OF PRESENTATION

Ciphergen Biosystems, Inc. (the “Company” or “Ciphergen”) develops, manufactures and sells ProteinChip® Systems for life science researchers.  The core technology, which is patented, is Surface Enhanced Laser Desorption/Ionization (“SELDI”).  The systems consist of ProteinChip Readers, ProteinChip Software and related accessories, which are used in conjunction with consumable ProteinChip Arrays and ProteinChip Kits.  These products are sold primarily to biologists at pharmaceutical and biotechnology companies, and academic and government research laboratories.  The Company also provides research services through its Biomarker Discovery Center® laboratories and process proteomics centers, and chromatography sorbents used for protein purification through its BioSepra® subsidiary.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  The results of operations for the interim periods shown herein are not necessarily indicative of operating results for the entire year or any other future interim period.

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries.  All intercompany transactions have been eliminated in consolidation.  During 2003 and the first quarter of 2004, the Company owned 70% of its Japanese subsidiary, Ciphergen Biosystems KK, and reported the 30% non-controlling interest as minority interest in the consolidated balance sheets and statements of operations.  At the end of the first quarter of 2004, the Company acquired the remaining 30% ownership interest.

This unaudited financial data should be read in conjunction with the consolidated financial statements and footnotes contained in the Company’s 2003 Form 10-K.

2.  INVENTORIES

Net inventories consisted of the following (in thousands):

	March 31, 2004	December 31, 2003
Raw materials	$3,470	$2,791
Work in process	1,504	1,320
Finished goods	4,092	4,189

	$9,066	$8,300

3.  GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets consisted of the following (in thousands):

	March 31, 2004			December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Total	Gross Carrying Amount	Accumulated Amortization	Total
Non-amortizing:
Goodwill	$3,908	$—	$3,908	$2,870	$—	$2,870
Amortizing:
Acquired completed technology	5,400	2,057	3,343	5,400	1,865	3,535
Patents	400	152	248	400	138	262
Acquired license related to litigation settlement	4,349	1,209	3,140	4,118	906	3,212
	$14,057	$3,418	$10,639	$12,788	$2,909	$9,879

Annual amortization expense for these intangible assets is expected to be approximately $2,038,000 in 2004 and in 2005; $1,852,000 in 2006; $829,000 in 2007; $483,000 in 2008; and $0 in 2009.  Amortization expense for other intangible assets was (in thousands):

	Three Months Ended March 31,
	2004	2003

Acquired completed technology	$192	$193
Patents	14	14
Acquired license related to litigation settlement	303	—
	$509	$207

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

Changes in product warranty obligations, including separately priced maintenance obligations, during the three months ended March 31, 2004 and 2003 were as follows (in thousands):

	2004	2003
Balance at the beginning of period	$3,442	$1,800
Add: Costs incurred for maintenance contracts	489	531
Revenue deferred for separately priced maintenance contracts	1,340	1,062
Less: Settlements made under maintenance contracts	(489)	(531)
Revenue recognized for separately priced maintenance contracts	(1,189)	(688)
Balance at end of period	$3,593	$2,174

Revenue for maintenance contracts is recognized on a straight-line basis over the period of the applicable maintenance contract.  Costs are recognized as incurred.

5.  PURCHASE OF ADDITIONAL INTEREST IN CIPHERGEN BIOSYSTEMS KK

In January 1999, the Company formed Ciphergen Biosystems KK and took a 30% equity interest in this joint venture with Sumitomo Corporation to distribute the Company’s products in Japan.  On August 31, 2002, the Company acquired an additional 40% ownership in Ciphergen Biosystems KK, bringing its total ownership to 70%.  On March 23, 2004, the Company acquired the remaining 30% equity stake in Ciphergen Biosystems KK, bringing its total ownership to 100%.  The Company paid $1 million in cash to SC BioSciences (a unit of Sumitomo Corporation) for the final 30% of the shares of Ciphergen Biosystems KK common stock.  Acquisition costs were immaterial.  The acquisition was accounted for using the purchase method of accounting.

The total purchase price was allocated to the estimated fair value of assets acquired and liabilities assumed as follows (in thousands):

Tangible net assets acquired:
Accounts receivable, net, and other current assets	$1,804
Inventories	218
Property and equipment	281
Other tangible assets	101
Accounts payable and accrued liabilities, including working capital loans	(2,221)
Capital lease obligations	(18)
165
Excess of purchase price over net assets acquired	835

$1,000

The amount of the purchase price in excess of the net assets acquired was recorded as goodwill and is evaluated for impairment at least annually and more frequently if circumstances warrant.

6.  FOREIGN CURRENCY TRANSACTIONS

During the quarter ended March 31, 2004, the Company entered into foreign currency forward contracts to manage the volatility of currency fluctuations as a result of an intercompany loan of approximately $1.0 million, denominated in yen, to the Company’s subsidiary in Japan.  The effect of exchange rate changes on the forward exchange contracts is expected to offset the effect of exchange rate changes on the intercompany loan.  As of March 31, 2004, the Company had one forward contract to sell approximately 120 million yen at a rate of 104.21 yen per U.S. dollar.  Because there is no fixed maturity date for the intercompany loan, the Company closes each forward contract and enters a new one monthly.  Net realized foreign currency gains and losses related to the foreign currency forward contracts and the related intercompany loan were not material for the three month period ended March 31, 2004.  The Company did not enter into any such forward contracts during the comparable quarter of 2003.

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

The following table illustrates the effect on reported net loss and net loss per share if the Company had applied the fair value recognition methodology to stock-based employee compensation (in thousands, except per share amounts):

	Three Months Ended March 31,
	2004	2003

Net loss as reported	$(7,481)	$(9,196)
Add: Employee stock-based compensation expense in reported net income, net of tax	216	388
Less: Employee stock-based compensation expense determined under the fair value method, net of tax	(1,027)	(1,191)
Pro forma net loss	$(8,292)	$(9,999)

Basic and diluted net loss per share:
As reported	$(0.26)	$(0.34)
Pro forma	$(0.29)	$(0.37)

8.  INCOME TAXES

Based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets of the Company will not be fully realizable.  Accordingly, the Company has provided a full valuation allowance against its net deferred tax assets at March 31, 2004.  The Company incurs income tax liabilities primarily in France and Japan, as well as in most of the other countries outside the U.S. in which it operates.

9.  COMPREHENSIVE LOSS

Comprehensive loss consisted of the following (in thousands):

	Three Months Ended March 31,
	2004	2003

Net loss	$(7,481)	$(9,196)
Other comprehensive income:
Net change in unrealized gains/losses on investments	7	(14)
Currency translation gains (losses)	(600)	265
Other comprehensive income	(593)	251
Total comprehensive loss	$(8,074)	$(8,945)

10.  NET LOSS PER SHARE

Basic net loss per share is calculated using the weighted average number of common shares outstanding during the period.  Because the Company is in a net loss position, diluted earnings per share is calculated using the weighted average number of common shares outstanding and excludes the effects of 8.2 million and 4.1 million potential common shares as of March 31, 2004 and 2003, respectively, that are antidilutive.  Potential common shares include shares that could be issued if all convertible senior notes were converted into common stock, common stock subject to repurchase, common stock issuable under the Company’s 2000 Employee Stock Purchase Plan, and incremental shares of common stock issuable upon the exercise of outstanding stock options and warrants.  The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

	Three Months Ended March 31,
	2004	2003
Numerator:
Net loss	$(7,481)	$(9,196)
Denominator:
Weighted average common shares outstanding	29,091	27,345
Weighted average unvested common shares subject to repurchase	(52)	(134)
Denominator for basic and diluted calculations	29,039	27,211
Basic and diluted net loss per share	$(0.26)	$(0.34)

11.  SEGMENT INFORMATION AND GEOGRAPHIC DATA

Ciphergen’s revenue is derived from the sales of related products and services on a worldwide basis.  Although discrete components that earn revenues and incur expenses exist, significant expenses such as sales and marketing and corporate administration are not incurred by nor allocated to these operating units but rather are employed by the entire enterprise.  Additionally, the chief operating decision maker evaluates resource allocation not on a product or geographic basis, but rather on an enterprise-wide basis.  Therefore, management has determined that Ciphergen operates in only one reportable segment, which is the protein research/purification tools and collaborative services business.

The following table reflects the results of the Company’s sales to external customers by similar products and services for the three month periods ended March 31, 2004 and 2003 (in thousands):

	Three Months Ended March 31,
	2004	2003

ProteinChip systems and related products	$10,890	$7,319
Process chromatography products	2,184	3,850
Services	2,464	1,672
	$15,538	$12,841

The Company sells most of its products and services directly to customers in North America, Europe, Japan and China, and through distributors in other parts of Asia and in Australia.  Chromatographic sorbents are also sold through distributors in parts of Europe.  Revenue for geographic regions reported below is based upon the customers’ locations.  Following is a summary of the geographic information related to revenue for the three month periods ended March 31, 2004 and 2003 (in thousands):

	Three Months Ended March 31,
	2004	2003

North America	$6,145	$6,577
Europe	5,083	5,223
Asia	4,310	1,041

Total	$15,538	$12,841

During the three month period ended March 31, 2004, sales to customers in Japan exceeded 10% of total revenue.  During the three month period ended March 31, 2003, sales to customers in France exceeded 10% of total revenue.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We have made statements under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Factors That May Affect Our Results” and in other sections of this Form 10-Q that are forward-looking statements for purposes of the safe harbor provisions under the Private Securities Litigation Reform Act of 1995.  We claim the protection of such safe harbor, and disclaim any intent or obligation to update any forward-looking statement.  You can identify these statements by forward-looking words such as “may”, “will”, “expect”, “intend”, “anticipate”, “believe”, “estimate”, “plan”, “could”, “should”, and “continue” or similar words.  These forward-looking statements may also use different phrases.  We have based these forward-looking statements on our current expectations and projections about future events.  Examples of forward-looking statements include statements about expectations of revenue increases, expectations of costs decreasing as a percentage of total revenue, and estimated forecasts of revenue; deployment, capabilities and uses of our products; the expansion of our product portfolio, product development and product innovations; the importance of proteomics as a major focus of biology research; the ability of our products to enable proteomics research; the emerging market for process proteomics; increasing the size of our sales and marketing organization; increased activity at our Biomarker Discovery Center® laboratories; securing commercial rights to discoveries at our Biomarker Discovery Center laboratories; trends in our business; revenue growth; expansion plans, including expansion of our proteomics products; increasing costs, including sales and marketing, research and development, and general and administrative costs; expected levels of capital expenditures; the period of time for which our existing financial resources and interest income will be sufficient to enable us to maintain current and planned operations; and our plans for mitigating foreign currency exchange risks.  These statements are subject to risks and uncertainties that could cause actual results to differ materially, including the risks set forth under the caption “Factors That May Affect Our Results” in this Form 10-Q and the similar factors and risks outlined in Form 10-K dated March 15, 2004, and in our other filings with the SEC.

OVERVIEW

We develop, manufacture and sell our ProteinChip® Systems, which use patented Surface Enhanced Laser Desorption/Ionization (“SELDI”) technology.  These systems consist of a ProteinChip Reader, ProteinChip Software and related accessories which are used in conjunction with our consumable ProteinChip Arrays and ProteinChip Kits.  We market and sell our products primarily to research biologists in pharmaceutical and biotechnology companies, and academic and government research laboratories.  In 1997, we acquired IllumeSys Pacific, Inc., which holds specific rights to the SELDI technology for the life science research market.  Our first designed and manufactured system, the ProteinChip System, Series PBS I, was available for shipment in the third quarter of 1997.  In 1997, we also established a subsidiary in the U.K. and began direct selling in Europe.  During 1999, we initiated an expanded marketing program and in May began shipping the ProteinChip System, Series PBS II, the current version of which is now referred to as the ProteinChip Biology System.  In 1999, we also established a joint venture with Sumitomo Corporation to distribute our products in Japan.  During 2000, we began offering research services and established Biomarker Discovery Center laboratories in Fremont, California; Copenhagen, Denmark; and Malvern, Pennsylvania.

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

In 2002, we opened an office in Beijing, China, hired local staff and began direct selling in China.  On August 31, 2002, we increased our ownership interest in Ciphergen Biosystems KK, the Japanese joint venture we formed with Sumitomo Corporation in 1999, from 30% to 70%.  Shortly thereafter, we opened a Biomarker Discovery Center laboratory at the Yokohama facility of Ciphergen Biosystems KK.  In October 2002, we launched the ProteinChip AutoBiomarker System, an automated version of our ProteinChip Biomarker System, which incorporates an autoloader and a Biomek robot to increase sample throughput and automate the reading of ProteinChip Arrays.  On March 23, 2004, we purchased the remaining 30% ownership interest in Ciphergen Biosystems KK.

We have used our resources primarily to develop and expand our proprietary ProteinChip Systems and related consumables and to establish a marketing and sales organization for commercialization of our products.  We have also used our resources to establish Biomarker Discovery Center laboratories to provide research services to our clients, to foster further adoption of our products and technology, and to discover biomarkers that we seek to patent for diagnostic and other purposes.  In early 2004, Ciphergen formed a Diagnostics Division and increased its efforts to discover protein biomarkers and panels of biomarkers that can be developed into protein molecular diagnostic tests that improve patient care.  In addition, we acquired the BioSepra process chromatography business which expanded our proteomics products business.  We also used our funds to establish a joint venture to distribute our products in Japan and to increase our ownership in the joint venture to majority control.  Since our inception we have incurred significant losses and as of March 31, 2004, we had an accumulated deficit of $148.0 million.

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

Our expenses, excluding stock-based compensation, have consisted primarily of costs incurred in manufacturing our ProteinChip Systems, ProteinChip Arrays and chromatography sorbents, including materials, labor and overhead costs, marketing and sales activities, research and development programs, litigation, and general and administrative costs associated with our operations.  We expect our cost of revenue to increase in 2004 as we sell additional units of our ProteinChip System, ProteinChip Arrays and chromatography sorbents, but to decrease as a percent of total revenue as we gain efficiencies from spreading our fixed costs over a greater number of units.  We expect our research and development expenses to decrease slightly in 2004 as we transition certain products into manufacturing, partly offset by increased efforts at our Biomarker Discovery Center laboratories to discover, validate and patent biomarkers that may have diagnostic and/or therapeutic utility.  We expect our selling expenses to increase in 2004 as we continue to commercialize our products and expand our sales force. We expect our general and administrative expenses to increase to support the overall growth and complexity of our operations.  As a result, we expect to incur losses for at least the next year.  Our current level of revenue is insufficient for us to become profitable.  To become profitable, we will need to increase unit sales of our ProteinChip Systems and Arrays, and chromatography sorbents.

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

RECENT DEVELOPMENTS

On March 23, 2004, we paid $1 million in cash to purchase an additional 30% ownership in Ciphergen Biosystems KK, our Japanese subsidiary, from SC BioSciences (a unit of Sumitomo Corporation), bringing our ownership interest to 100%.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2004 AND MARCH 31, 2003

PRODUCT REVENUE.  Product revenue increased to $13.1 million in the first quarter of 2004 from $11.2 million for the same period in 2003, an increase of $1.9 million or 17%.  The increase was primarily the result of increased unit sales of ProteinChip Systems and Arrays, and increased sales of higher-end configurations and automation accessories, aided by the increase in the size of our sales force and increased market acceptance of SELDI technology.  This increase was partially offset by a decrease in revenue from the sale of BioSepra chromatographic sorbents.

SERVICE REVENUE.  Service revenue increased to $2.5 million in the first quarter of 2004 from $1.7 million for the same period in 2003, an increase of $792,000 or 47%.  This increase was primarily due to an increase in revenue from maintenance contracts driven by growth in our installed base, and an increase in revenue from collaboration services handled through our Biomarker Discovery Center laboratories.

We expect to see overall revenue growth of approximately 30% to 40% in 2004, for total forecasted 2004 revenue of approximately $76 to $82 million.  Based on seasonality, the timing of anticipated process chromatography sorbent orders and continued anticipated strength in selling our ProteinChip products and services, we expect revenue in the second quarter of 2004 to be approximately $16.5 to $17.5 million.

COST OF PRODUCT REVENUE.  Cost of product revenue was $4.0 million in the first quarter of 2004, unchanged from the same period in 2003.  Increased cost of revenue from ProteinChip Systems and Arrays was offset by a decrease in cost of revenue for BioSepra chromatographic sorbents, largely the result of lower sales volume for sorbents.  The gross margin for product revenue increased from 64% in the first quarter of 2003 to 70% in the same period of 2004.  This improvement was mainly due to product mix, as well as manufacturing efficiencies as production volumes of ProteinChip Systems and Arrays increased.  This increase was partially offset by the amortization of expenses associated with our litigation settlement, which reduced the gross margin for product revenue in the first quarter of 2004 by approximately 2%.  Stock-based compensation expense in cost of product revenue was $16,000 in the first quarter of 2004 compared to $29,000 in the same period of 2003.

COST OF SERVICE REVENUE.  Cost of service revenue increased to $971,000 in the first quarter of 2004 from $846,000 for the same period in 2003, an increase of $125,000 or 15%.  This increase was primarily the result of increased collaboration expenses associated with revenue-generating contracts at our Biomarker Discovery Center laboratories.  The gross margin for service revenue increased from 49% in the first quarter of 2003 to 61% in the same period of 2004.  This improvement was mainly due to improved operating efficiencies of our field service team.  This increase was partially offset by the amortization of expenses associated with our litigation settlement, which reduced the gross margin in the first quarter of 2004 for service revenue by approximately 3%.

We expect our overall gross margin to be in the 67% to 70% range during 2004.

RESEARCH AND DEVELOPMENT EXPENSES.  Research and development expenses decreased to $6.2 million in the first quarter of 2004 from $6.4 million for the same period in 2003, a decrease of $186,000 or 3%.  The decrease was largely due to a decline in headcount, resulting in a reduction of payroll and related costs by approximately $382,000.  Stock-based compensation expense in research and development was $18,000 in the first quarter of 2004, compared to $30,000 in the same quarter of 2003.  These decreases were partially offset by higher project material spending as we continue to develop new products.

We expect research and development expenses, excluding stock-based compensation, to modestly decline in 2004 relative to 2003 as we transition certain products into manufacturing.  This decrease will be partially offset by increased activities through our Biomarker Discovery Center laboratories to discover, validate and patent biomarkers.

SALES AND MARKETING EXPENSES.  Sales and marketing expenses increased to $7.0 million in the first quarter of 2004 from $5.8 million for the same period in 2003, an increase of $1.2 million or 20%.  The increase was largely due to a 22% increase in headcount, resulting in an increase in payroll and related costs of approximately $576,000.  Travel, outside services, depreciation and other equipment expenses, as well as promotional activities also increased as we increased our sales activities.  Stock-based compensation expense in sales and marketing was $45,000 in the first quarter of 2004, compared to $75,000 in the same quarter of 2003.

We expect sales and marketing expenses, excluding stock-based compensation, to increase in 2004 relative to 2003 as we continue to grow our sales force in North America, Western Europe, Japan and China, and increase our promotional activities.

GENERAL AND ADMINISTRATIVE EXPENSES.  General and administrative expenses decreased to $3.9 million in the first quarter of 2004 from $4.7 million for the same period in 2003, a decrease of $827,000 or 18%.  The decrease was largely driven by a $1.3 million decrease in legal fees following the settlement of our litigation in the second quarter of 2003, and a decrease of $129,000 in stock-based compensation expense.  These decreases were partially offset by a 14% increase in administrative staff, thereby increasing payroll and related costs approximately $238,000.  Stock-based compensation expense was $126,000 in the first quarter of 2004, compared to $255,000 in the same quarter of 2003.

We expect general and administrative expenses, excluding stock-based compensation, to increase in 2004 as we add necessary infrastructure to support the increased activities and complexities of our business.

AMORTIZATION OF INTANGIBLE ASSETS.  Amortization of acquired completed technology and patents during the first quarter of 2004 was $207,000, unchanged from the first quarter of 2003.

INTEREST AND OTHER INCOME (EXPENSE), NET. Interest income in the first quarter of 2004 was $167,000 compared to $208,000 in the same quarter of 2003.  The decrease was due to smaller average investment balances and lower interest rates.  Interest expense in the first quarter of 2004 was $525,000 compared to $33,000 in the same quarter of 2003.  The increase was largely due to the issuance of $30.0 million of convertible senior notes in August 2003.  Approximately $133,000 of the interest expense was non-cash, attributable to amortization of the beneficial conversion feature associated with the notes.  Other income (expense) in the first quarter of 2004 was a net expense of $167,000 compared to zero in the same quarter of 2003.  The net expense in the first quarter of 2004 resulted primarily from the amortization of the offering costs related to the convertible senior notes.

PROVISION FOR INCOME TAXES.  The provision for income taxes in the first quarter of 2004 was $260,000, compared to $401,000 in the same quarter of 2003.  The decrease was primarily due to lower profits reported by our French subsidiary in 2004.

LIQUIDITY AND CAPITAL RESOURCES

From our inception through March 31, 2004, we have financed our operations principally with $150.7 million from the sales of products and services to customers and net proceeds from equity financings totaling approximately $145.8 million.  This includes net proceeds of $92.4 million from our initial public offering in September 2000 and net proceeds of $26.9 million from our Series E Preferred Stock financing in March 2000.  We also received $28.1 million of net proceeds from the sale of 4.5% convertible senior notes on August 22, 2003.  These notes are due September 1, 2008.  Cash, cash equivalents and investments in securities at March 31, 2004 were $39.6 million, compared to $47.3 million at December 31, 2003.  Working capital at March 31, 2004 was $43.8 million, compared to $52.0 million at December 31, 2003.  Long-term debt and capital lease balances at March 31, 2004 totaled $31.7 compared to $31.9 million at December 31, 2003.

Net cash used in operating activities was $4.7 million in the first three months of 2004 compared to $4.9 million in the first three months of 2003.  More cash was collected from customers in the first three months of 2004 as compared to the first three months of 2003 due to increased revenues in 2004.  This increase in cash was used to fund increases in operating expenses and inventory purchases for the first three months of 2004.  The increase in cash collected was offset by a decrease in interest income, which was $167,000 for the first three months of 2004 as compared to $208,000 for the first three months of 2003, due to lower interest rates.  Interest expense also increased from $33,000 for the first three months of 2003 to $525,000 for the first three months of 2004 due primarily to an equipment financing loan and the convertible senior notes.  Net cash used in operating activities in the first three months of 2003 was primarily to fund operating expenses and inventory purchases.

Net cash provided by investing activities was $1.7 million in the first three months of 2004 compared to $5.2 million in the first three months of 2003.  Net cash provided by investing activities in the first three months of 2004 consisted of maturities of investment securities of $4.0 million, offset primarily by property and equipment purchases of $1.3 million and acquisition of the remaining 30% ownership in Ciphergen Biosystems KK for $1.0 million.  Net cash provided by investing activities in the first three months of 2003 consisted of net maturities of investment securities of $6.6 million, offset primarily by property and equipment purchases of $1.4 million.  We expect to acquire additional capital equipment on an ongoing basis as we add staff, increase capacity and improve capabilities.  We also anticipate capital expenditures for fiscal year 2004 will total approximately $5 million to $6 million.

Net cash provided by financing activities was $8,000 in the first three months of 2004 compared to $13,000 in the first three months of 2003.  Net cash provided by financing activities in the first three months of 2004 consisted of the issuance of common stock under our stock option plans of $147, 000 and repayment of stockholder loans in the aggregate principal amount of $105,000, offset by the repayment of capital lease obligations of $85,000 and repayments of the equipment financing loan of $159,000.  Net cash provided by financing activities in the first three months of 2003 consisted of the issuance of common stock under our stock option plans of $40,000 and repayment of stockholder loans in the aggregate principal amount of $196,500, offset by the repayment of capital lease obligations of $224,000.

We currently believe that current cash resources will be sufficient to maintain current and planned operations at least through the end of 2005.  Ciphergen currently expects to fund expenditures for capital requirements as well as liquidity needs from a combination of available cash, marketable securities and long-term debt.  We may be required to raise additional capital through a variety of sources, including securities issuances and collaborative arrangements.  If additional capital is raised through the issuance of equity or securities convertible into equity, our stockholders may experience dilution, and such securities may have rights, preferences or privileges senior to those of the holders of our common stock or the notes.  If we obtain funds through arrangements with collaborators or strategic partners, we may be required to relinquish our rights to certain technologies or products that we might otherwise seek to retain.  Additional financing may not be available to us on favorable terms, if at all.  If we are unable to obtain financing on acceptable terms, we may be unable to execute our business plan and we could be required to delay, reduce the scope of, or eliminate our operations and we may not be able to pay off the notes if and when they come due.

The following summarizes Ciphergen’s contractual cash obligations at March 31, 2004, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Total	Less than 1 Year	1-3 Years	4-5 Years	Beyond 5 Years
Contractual obligations(1):
Capital lease obligations	$2,460	$319	$654	$712	$775
Equipment financing loan	1,592	675	917	—	—
Convertible senior notes(2)	30,000	—	—	30,000	—
Non-cancelable collaboration obligations	331	331	—	—	—
Non-cancelable operating lease obligations	16,666	4,152	7,423	4,871	220
Purchase obligations(3)	1,916	1,916	—	—	—

Total contractual cash obligations	$52,965	$7,393	$8,994	$35,583	$995

(1)  Principal amounts, not including interest.

(2)  Excludes the beneficial conversion feature amounting to $2,677, less related amortization of $326.

(3)  Purchase obligations include agreements to purchase inventory that are enforceable and legally binding on Ciphergen and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.  Purchase obligations exclude agreements that are cancelable without penalty.

Ciphergen has complied with all covenants or other requirements set forth in its credit agreements.  We have also entered into a cancelable commitment to fund a Biomarker Discovery Center at the Johns Hopkins University School of Medicine which totals $475,000 for the remaining nine months of 2004 and $685,000 in 2005.

FACTORS THAT MAY AFFECT OUR RESULTS

We expect to continue to incur net losses in 2004 and at least the first half of 2005.  If we are unable to significantly increase our revenues or significantly decrease our expenses, we may never achieve profitability.

From our inception in December 1993 through March 31, 2004, we have generated cumulative revenue of approximately $150.7 million and have incurred net losses of approximately $148.0 million.  We have experienced significant operating losses each year since our inception and expect these losses to continue for at least the next several quarters.  For example, we experienced net losses of approximately $25.8 million in 2001, $29.1 million in 2002, $36.7 million in 2003, and $7.5 million in the first quarter of 2004.  Our losses have resulted principally from costs incurred in research and development, sales and marketing, litigation, and general and administrative costs associated with our operations.  These costs have exceeded our gross profit which, to date, has been generated principally from product sales.  We expect to incur additional operating losses and these losses may be substantial as a result of increases in expenses for manufacturing, marketing and sales, research and product development, and general and administrative costs.  We may never achieve profitability.  Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

There is considerable technology risk in developing diagnostic products based on our biomarker discovery efforts; potential tests may fail to validate results in larger clinical studies and may not achieve acceptable levels of clinical sensitivity and specificity.  If we do succeed in developing diagnostic tests with acceptable performance characteristics, we may not succeed in achieving significant commercial market acceptance for those tests.  Our ability to successfully commercialize diagnostic products that we may develop will depend on several factors, including:

•                                          our ability to convince the medical community of the safety and clinical efficacy of our products and their potential advantages over existing diagnostic products;

•                                          our ability to establish business relationships with other diagnostic companies that can assist in the commercialization of these products; and

•                                          the agreement by Medicare and third-party payers to provide full or even partial reimbursement coverage for our products, the scope and extent of which will affect patients willingness to pay for our products and will likely heavily influence physicians’ decisions to recommend our products.

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

Our success depends on our ability to continue to expand commercial sales of our ProteinChip Systems, including our ProteinChip Arrays, develop new, higher performance, easier to use versions of proteomic systems, and leverage our chromatography product expertise.  We may encounter difficulties in developing new, higher performance products or producing our current proteomic systems on a timely basis, we may not be able to produce them economically, we may fail to achieve expected performance levels, or we may fail to gain industry acceptance of such products.  We also may be unable to leverage our chromatography product expertise in conjunction with our ProteinChip technology to expand commercial sales of our ProteinChip Systems and chromatography products.

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

Because the timing of our product orders can vary, we may not be able to reliably predict quarterly revenue and profitability.  Our operating results can also vary substantially in any period depending on the mix of products sold.  Our quarterly sales and operating results are highly dependent on the volume and timing of orders received during the quarter, as well as the seasonal and cyclical nature of our markets.  Historically, a relatively large percentage of our sales have arrived in the last month of each quarter, and often towards the end of such month. Accordingly, a short delay in receiving an order, shipping product, or recognizing revenue from such order may result in substantial quarterly fluctuations in revenue and earnings.

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

Future changes in financial accounting standards or practices may cause adverse unexpected fluctuations and affect our reported results of operations.

For example, any changes requiring that we record compensation expense in the statement of operations for employee stock options using the fair value method or changes in existing taxation rules related to stock options could have a significant negative effect on our reported results. Several agencies and entities are considering, and the Financial Accounting Standards Board (“FASB”) has announced, proposals to change generally accepted accounting principles in the U.S. that, if implemented, would require us to record charges to earnings for employee stock option grants. This pending requirement would negatively impact our earnings. In addition, the FASB has proposed a choice of valuation models to estimate the fair value of employee stock options. These models, including the Black-Scholes option-pricing model, use varying methods and inputs and may yield significantly different results. If another party asserts that the fair values of our employee stock options are misstated, securities class action litigation could be brought against us and/or the market price of our common stock could decline.

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

Ciphergen is highly dependent on its executive officers, its senior scientists and engineers. Our product development and marketing efforts could be delayed or curtailed if we lose the services of any of these people. To expand our research, product development and sales efforts, we need additional people skilled in areas such as bioinformatics, biochemistry, information services, manufacturing, sales, marketing and technical support. Competition for qualified employees is intense. We will not be able to expand our business if we are unable to hire, train and retain a sufficient number of qualified employees.  In addition, several agencies and entities are considering, and the Financial Accounting Standards Board has announced, proposals to change generally accepted accounting principles in the U.S. that, if implemented, would require us to significantly change the manner in which we compensate our employees, which could considerably impact our ability to recruit and retain qualified employees.

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

Competition in our existing and potential markets is intense and we expect it to increase. Currently, our principal competition comes from other technologies that are used to perform many of the same functions for which we market our ProteinChip System. The major technologies that compete with our ProteinChip System are liquid chromatography-mass spectrometry and 2D-gel electrophoresis-mass spectrometry. In the life science research market, competitive protein research tools and services are currently provided by a number of companies, including several which are larger than Ciphargen. In the large-scale chromatography market and the diagnostics market, there are several larger direct competitors. In many instances, our competitors may have substantially greater financial, technical, research and other resources and larger, more established marketing, sales, distribution and service organizations. Additionally, our potential customers may internally develop competing technologies. If we fail to compete effectively with these technologies and products, or if competitors develop significant improvements in protein detection systems, develop systems that are easier to use, or introduce comparable products that are less expensive, our products may not achieve market acceptance and our sales may decrease.

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

We sell certain products under either OEM or distribution or patent license agreements. These include arrangements with Beckman Coulter with respect to selling a customized version of the Biomek 2000 Workstation, with Salford Systems with respect to selling Biomarker Patterns software, with Genencor with respect to selling MEP HyperCel chromatography resin, and with Applied Biosystems / MDS Sciex with respect to selling our ProteinChip Tandem MS Interfaces. If we fail to maintain or extend after their expiration the underlying agreements with these companies, we would have to stop selling these particular products and may have to seek alternate products to sell, as a result of which our sales may be harmed.

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

If we or our future potential partners fail to comply with Food and Drug Administration (“FDA”) requirements, we may not be able to market our products and services and may be subject to stringent penalties; further improvements to our manufacturing operations will be required which may not be accomplished and will entail additional cost.

Currently, the FDA does not actively regulate clinical laboratory tests, or “home brews”, that have been developed and used by the laboratory to conduct in-house testing. The FDA does regulate as medical devices the “active ingredients” (known as “analyte specific reagents” or “ASRs”) of certain tests developed in-house by clinical laboratories. The FDA’s regulations provide that most ASRs are exempt from the FDA’s pre-market review requirements. We believe that ASRs that we may provide will fall within those exemptions. However, the FDA has publicly stated it is reevaluating its ASR policy and regulations, and we expect that revisions to these regulations will be implemented in the near future and will have the effect of increasing the regulatory burden on manufacturers of these devices.  The commercialization of our products and services could be impacted by being delayed, halted or prevented.  If the FDA were to view any of our actions as non-compliant, it could initiate enforcement action such as a regulatory warning letter and possible imposition of penalties.  Finally, ASRs that we may provide will be subject to a number of FDA requirements, including compliance with the FDA’s Quality System Regulations (“QSRs”), which establish extensive regulations for quality assurance and control as well as manufacturing procedures.  Failure to comply with these regulations could result in enforcement action for us or our potential partners.  Adverse FDA action in any of these areas could significantly increase our expenses and limit our revenue and profitability.  Although we are ISO 9001:2000 certified in our ProteinChip manufacturing processes, we will need to undertake additional steps to bring our operations in line with FDA QSR requirements.  Significant additional resources may be required to achieve this quality level.  If we are successful in entering the diagnostics market, our manufacturing facilities will be subject to periodic regulatory inspections by the FDA and other federal and state regulatory agencies.  We have not yet been subject to an FDA inspection.  We may not satisfy such regulatory requirements, and any such failure to do so would have an adverse effect on our diagnostics efforts.

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

As a global concern, we face exposure to adverse movements in foreign currency exchange rates.  With the acquisition of BioSepra and our 100% ownership interest in Ciphergen Biosystems KK, a significant percentage of our net sales are exposed to foreign currency risk.  These exposures may change over time as business practices evolve and could have a material adverse impact on our financial results.  The use of the euro as a common currency for members of the European Union could impact our foreign exchange exposure.

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

In July 2001, we acquired the BioSepra process chromatography business from Invitrogen Corporation.  In August 2002, we increased our ownership interest in Ciphergen Biosystems KK, the Japanese joint venture we formed with Sumitomo Corporation in 1999, from 30% to 70%, and in March 2004, we further increased our ownership to 100%.  In the event of any future acquisitions, joint ventures and other strategic investments, we could:

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

The rights issued pursuant to our Stockholder Rights Plan will become exercisable the tenth day after a person or group announces acquisition of 15% or more of our common stock or announces commencement of a tender or exchange offer the consummation of which would result in ownership by the person or group of 15% or more of our common stock.  If the rights become exercisable, the holders of the rights (other than the person acquiring 15% or more of our common stock) will be entitled to acquire, in exchange for the rights’ exercise price, shares of our common stock or shares of any company in which we are merged, with a value equal to twice the rights’ exercise price.

Risks Related to Our Convertible Senior Notes and Common Stock

Substantial leverage and debt service obligations may adversely affect our cash flows.

In connection with the sale of the convertible senior notes (the “notes”), we incurred $30 million of indebtedness.  As a result of this indebtedness, our principal and interest payment obligations increased substantially.  The degree to which we are leveraged could, among other things:

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

Future sales of substantial amounts of our common stock in the public market, or the perception that such sales are likely to occur, could affect prevailing trading prices of our common stock and the value of the notes.  As of March 31, 2004, we had:

•                                          29,109,126 shares of common stock outstanding;

•                                          4,734,642 shares of common stock reserved for issuance upon exercise of options outstanding under our stock option plans with a weighted average exercise price of $5.84 per share;

•                                          in addition to the shares reserved for issuance upon the exercise of options referred to in the preceding bullet point, 1,490,403 shares reserved for future issuance under our stock option plans and employee stock purchase plan; and

•                                          96,750 shares of common stock potentially issuable to Stanford Research Systems, Inc.  under a development contract if certain milestones are met.

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

INTEREST RATE SENSITIVITY

The fair value of our investments in marketable securities at March 31, 2004 was $10.3 million, with a weighted-average maturity of 121 days and a weighted-average interest rate of 1.29%.

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

The functional currencies of BioSepra S.A. and Ciphergen Biosystems KK are the euro and yen, respectively. Accordingly, the accounts of these operations are translated from the local currency to the U.S. dollar using the current exchange rate in effect at the balance sheet date for the balance sheet accounts, and using the average exchange rate during the period for revenue and expense accounts. The effects of translation are recorded as a separate component of stockholders’ equity. The net tangible assets of our non-U.S. operations, excluding intercompany debt, were $11.1 million at March 31, 2004.

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

In 2003 and for the first three months of 2004, we entered into foreign currency contracts to manage the volatility of currency fluctuations as a result of an intercompany loan of approximately $1.0 million, denominated in yen, to our subsidiary in Japan.  The effect of exchange rate changes on the forward exchange contracts is expected to offset the effect of exchange rate changes on the intercompany loan.  As of March 31, 2004, Ciphergen had one forward contract to sell approximately 120 million yen at a rate of 104.21 yen per U.S. dollar.  Because there is no fixed maturity date for the intercompany loan, we close each forward contract and enter a new one monthly.  Net realized foreign currency gains and losses related to the foreign currency forward contracts were not material for the three month period ended March 31, 2004.  We did not enter into any such forward contracts during the comparable quarter of 2003.

ITEM 4.  CONTROLS AND PROCEDURES

As of March 31, 2004, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, Ciphergen’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that Ciphergen’s disclosure controls and procedures (as defined in Rules 13(a) — 14(c) of the Securities Exchange Act of 1934 (the “Exchange Act”)) were effective in ensuring that information required to be disclosed by Ciphergen in this report and in other reports it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.  There have been no significant changes in Ciphergen’s internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2004.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

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

On January 2, 2004, the Company furnished a Current Report on Form 8-K pursuant to Item 9 (Regulation FD Disclosure), announcing a preliminary forecast for fourth quarter 2003 earnings.

On February 17, 2004, the Company furnished a Current Report on Form 8-K pursuant to Item 9 (based on “Item 12.  Results of Operations and Financial Condition”), announcing fourth quarter 2003 earnings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 10, 2004

CIPHERGEN BIOSYSTEMS, INC.

(Registrant)

/s/ William E. Rich
William E. Rich, Ph.D.
President, Chief Executive Officer and Director

/s/ Matthew J. Hogan
Matthew J. Hogan
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit Title
3.2(a)	Amended and Restated Certificate of Incorporation of Registrant
3.4(a)	Amended and Restated Bylaws of Registrant
3.5(b)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Ciphergen Biosystems, Inc.
4.1(a)	Form of Registrant’s Common Stock Certificate
4.2(b)	Preferred Shares Rights Agreement dated March 20, 2002 between Ciphergen Biosystems, Inc. and Continental Stock Transfer & Trust Company
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 (a) of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 (a) of the Sarbanes-Oxley Act of 2002
32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a) Incorporated by reference to exhibits (with same exhibit number) to Ciphergen Biosystems’ Registration Statement on Form S-1 (File No. 333-32812) declared effective on September 28, 2000.

(b) Incorporated by reference to our Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on March 21, 2002.