Form 10-Q/A
period 2004-03-31
CIPHERGEN BIOSYSTEMS INC
filed 2004-05-20
CIK 926617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

Ciphergen Biosystems, Inc. (the “Company”) is filing this Amendment No. 1 (this “Form 10-Q/A”) to its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2004 originally filed with the Securities and Exchange Commission on May 10, 2004 (“the Original Report”) to correct an error in Exhibit 32 to the Original Report.  In the first sentence of Exhibit 32 the Company inadvertently certified that the Original Report complied with the requirements of Section 13(a) and 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2003.  The correct date for the certification was for the quarterly period ended March 31, 2004, and such date is now appropriately indicated in Exhibit 32 to this Form 10-Q/A.

PART II.  OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	The following exhibits have been filed with this report:

	3.2(a)	Amended and Restated Certificate of Incorporation of Registrant

	3.4(a)	Amended and Restated Bylaws of Registrant

	3.5(b)	Certification of Designation of Rights, Preferences and Privileges of Series A Participatory Preferred Stock of Ciphergen Biosystems, Inc.

	4.1(a)	Form of Registrant’s Common Stock Certificate

	4.2(b)	Preferred Shares Rights Agreement dated March 20, 2002 between Ciphergen Biosystems, Inc. and Continental Stock Transfer & Trust Company

	31.1	Certification of the Chief Executive Officer Pursuant to Section 302 (a) of the Sarbanes-Oxley Act of 2002

	31.2	Certification of the Chief Financial Officer Pursuant to Section 302 (a) of the Sarbanes-Oxley Act of 2002

	32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Dated: May 20, 2004

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