Form 10-Q
period 2004-06-30
CIPHERGEN BIOSYSTEMS INC
filed 2004-08-09
CIK 926617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

Yes  ☒  No  ☐

Number of shares of common stock, $0.001 par value, outstanding as of July 31, 2004: 29,332,905

CIPHERGEN BIOSYSTEMS, INC.

INDEX FOR FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2004

ITEM 1.  FINANCIAL STATEMENTS

CIPHERGEN BIOSYSTEMS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$22,766	$32,853
Short-term investments	7,021	14,463
Accounts receivable, net of allowance for doubtful accounts of $733 and $553, respectively	8,753	14,731
Inventories	10,056	8,300
Notes receivable from related parties	123	56
Prepaid expenses and other current assets	3,481	2,878

Total current assets	52,200	73,281

Property, plant and equipment, net	15,863	15,891
Goodwill and other intangible assets, net	10,397	9,879
Notes receivable from related parties	125	216
Other long-term assets	2,589	2,759

Total assets	$81,174	$102,026

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,334	$5,062
Accrued liabilities	7,132	9,495
Deferred revenue	5,279	5,768
Current portion of capital lease obligations	394	324
Current portion of long-term debt	687	662

Total current liabilities	19,826	21,311

Deferred revenue	714	594
Capital lease obligations, net of current portion	2,553	2,274
Long-term debt, net of current portion	740	1,090
Convertible senior notes, net of discount	27,782	27,515
Other long-term liabilities	1,541	1,185

Total liabilities	53,156	53,969

Minority interest	—	165

Stockholders’ equity:
Common stock	29	29
Additional paid-in capital	186,832	186,043
Notes receivable from stockholders	(863)	(1,093)
Deferred stock-based compensation	(326)	(725)
Accumulated other comprehensive income	3,489	4,158
Accumulated deficit	(161,143)	(140,520)

Total stockholders’ equity	28,018	47,892

Total liabilities, minority interest and stockholders’ equity	$81,174	$102,026

See notes to unaudited condensed consolidated financial statements.

CIPHERGEN BIOSYSTEMS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenue:
Products	$8,568	$12,401	$21,642	$23,570
Services	2,186	1,863	4,650	3,535

Total revenue	10,754	14,264	26,292	27,105

Cost of revenue:
Products	4,154	3,831	8,114	7,808
Services	1,117	874	2,088	1,720
Litigation settlement	—	7,257	—	7,257

Total cost of revenue	5,271	11,962	10,202	16,785

Gross profit	5,483	2,302	16,090	10,320

Operating expenses:
Research and development	5,968	7,011	12,163	13,392
Sales and marketing	8,315	6,097	15,335	11,946
General and administrative	3,745	4,246	7,626	8,954
Amortization of intangible assets	207	207	414	414

Total operating expenses	18,235	17,561	35,538	34,706

Loss from operations	(12,752)	(15,259)	(19,448)	(24,386)

Interest and other income (expense), net	(419)	(44)	(944)	288

Loss before provision for income taxes	(13,171)	(15,303)	(20,392)	(24,098)
Income tax provision (benefit)	(29)	302	231	703

Net loss	$(13,142)	$(15,605)	$(20,623)	$(24,801)

Basic and diluted net loss per share	$(0.45)	$(0.56)	$(0.71)	$(0.90)

Shares used in computing basic and diluted net loss per share	29,205	27,782	29,121	27,498

See notes to unaudited condensed consolidated financial statements.

CIPHERGEN BIOSYSTEMS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(20,623)	$(24,801)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,514	2,857
Change in minority interest	—	(32)
Stock-based compensation expense	360	799
Amortization of debt discount	267	—
Non-cash portion of litigation settlement	—	4,111
Interest accrued on notes receivable from related parties	(41)	(43)
Changes in operating assets and liabilities:
Accounts receivable, net	5,920	(250)
Inventories	(1,564)	(279)
Prepaid expenses and other current assets	(577)	1,039
Other long-term assets	169	(18)
Accounts payable and accrued liabilities	(924)	1,040
Deferred revenue	(357)	891
Other long-term liabilities	368	108

Net cash used in operating activities	(13,488)	(14,578)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment, net	(2,903)	(2,398)
Purchase of marketable securities	—	(748)
Maturities of marketable securities	7,280	9,300
Cash paid for license related to litigation settlement	(498)	—
Increase to goodwill from BioSepra acquisition due to income tax settlement	(203)	—
Purchase of Ciphergen Biosystems KK common stock	(1,000)

Net cash provided by investing activities	2,676	6,154

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	828	552
Proceeds from capital lease financing	601	—
Principal payments on capital lease obligations	(176)	(530)
Repayment of long-term debt	(325)	—
Repayments of notes receivable from stockholders	230	197
Borrowings under line of credit	—	2,066

Net cash provided by financing activities	1,158	2,285

Effect of exchange rate changes	(433)	518

Net decrease in cash and cash equivalents	(10,087)	(5,621)
Cash and cash equivalents, beginning of period	32,853	25,145

Cash and cash equivalents, end of period	$22,766	$19,524

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Reductions in deferred stock-based compensation	$(40)	$(670)
Transfer of fixed assets to inventory	326	315
Change in unrealized gain on investments	—	(30)
Acquisition of property and equipment under capital leases	21	21

See notes to unaudited condensed consolidated financial statements.

CIPHERGEN BIOSYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2004

1.  ORGANIZATION AND BASIS OF PRESENTATION

The Company

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

Liquidity

From its inception through June 30, 2004, the Company has financed its operations principally with $161.4 million from the sales of products and services to customers and net proceeds from equity financings totaling approximately $145.8 million. Ciphergen also received $28.1 million of net proceeds from the sale of 4.5% convertible senior notes on August 22, 2003. These notes are due September 1, 2008. The Company believes that current cash resources will be sufficient to maintain current and planned operations for at least the next 12 months. Ciphergen currently expects to fund expenditures for capital requirements as well as liquidity needs from a combination of available cash, marketable securities, sales of assets and long-term debt. The Company may be required to raise additional capital through a variety of sources, including securities issuances, sales of assets and collaborative arrangements. If additional capital is raised through the issuance of equity or securities convertible into equity, the Company’s stockholders may experience dilution, and such securities may have rights, preferences or privileges senior to those of the holders of its common stock or convertible senior notes. If the Company obtains funds through arrangements with collaborators or strategic partners, it may be required to relinquish its rights to certain technologies or products that it might otherwise seek to retain. Additional financing may not be available to the Company on favorable terms, if at all. If Ciphergen is unable to obtain financing on acceptable terms, it may be unable to execute its business plan and it could be required to delay or reduce the scope of its operations, and it may not be able to pay off the notes if and when they come due.

2.  INVENTORIES

Inventories consisted of the following (in thousands):

	June 30, 2004	December 31, 2003
Raw materials	$3,702	$2,791
Work in process	1,055	1,320
Finished goods	5,299	4,189

	$10,056	$8,300

3.  GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets consisted of the following (in thousands):

	June 30, 2004			December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Total	Gross Carrying Amount	Accumulated Amortization	Total
Non-amortizing:
Goodwill	$3,908	$—	$3,908	$2,870	$—	$2,870
Amortizing:
Acquired completed technology	5,400	2,249	3,151	5,400	1,865	3,535
Patents	400	167	233	400	138	262
Acquired license related to litigation settlement	4,616	1,511	3,105	4,118	906	3,212
	$14,324	$3,927	$10,397	$12,788	$2,909	$9,879

Annual amortization expense for these intangible assets is expected to be approximately $2,038,000 in each of the years 2004, 2005 and 2006; $910,000 in 2007; $483,000 in 2008; and $0 in 2009.  Amortization expense for these intangible assets was (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Acquired completed technology	$192	$193	$384	$386
Patents	15	14	29	28
Acquired license related to litigation settlement	302	302	605	302
	$509	$509	$1,018	$716

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

Changes in product warranty obligations, including separately priced maintenance obligations, were as follows (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
		2004	2003	2004	2003
Balance at the beginning of period		$3,593	$1,522	$3,442	$1,260
Add:	Costs incurred for maintenance contracts	719	569	1,208	1,100
	Revenue deferred for separately priced maintenance contracts	1,184	1,058	2,524	2,008
Less:	Settlements made under maintenance contracts	(719)	(569)	(1,208)	(1,100)
	Revenue recognized for separately priced maintenance contracts	(1,244)	(800)	(2,433)	(1,488)
Balance at end of period		$3,533	$1,780	$3,533	$1,780

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

6.  FOREIGN CURRENCY TRANSACTIONS

During the quarter ended June 30, 2004, the Company entered into foreign currency forward contracts to manage the volatility of currency fluctuations as a result of an intercompany loan of approximately $1.0 million, denominated in yen, to the Company’s subsidiary in Japan. This intercompany loan was repaid by the Japanese subsidiary in the month of June 2004 and the outstanding foreign currency forward contract was settled against the loan repayment. Net realized foreign currency gains and losses related to foreign currency forward contracts and the related intercompany loan were not material for the three and six month periods ended June 30, 2004. As of June 30, 2004, there were no forward contracts outstanding. No such forward contracts were entered into during the comparable periods of 2003.

7.  STOCK OPTIONS

The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and applies the disclosure provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure”.  The following information regarding pro forma net loss and pro forma net loss per share has been determined as if the Company had accounted for its employee stock options and employee stock option plans under the fair value method.  The resulting effect on net loss and net loss per share is not likely to be representative of the effects on net loss and net loss per share in future periods, due to subsequent periods including additional grants and periods of vesting.

The following table illustrates the effect on reported net loss and net loss per share if the Company had applied the fair value recognition methodology to stock-based employee compensation (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net loss as reported	$(13,142)	$(15,605)	$(20,623)	$(24,801)
Add: Employee stock-based compensation expense in reported net income, net of tax	157	372	373	760
Less: Employee stock-based compensation expense determined under the fair value method, net of tax	(1,328)	(1,268)	(2,355)	(2,459)
Pro forma net loss	$(14,313)	$(16,501)	$(22,605)	$(26,500)

Basic and diluted net loss per share:
As reported	$(0.45)	$(0.56)	$(0.71)	$(0.90)
Pro forma	$(0.49)	$(0.59)	$(0.78)	$(0.96)

8.  INCOME TAXES

Based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets related to the Company’s domestic operations will not be fully realizable.  Accordingly, the Company has provided a full valuation allowance against the net deferred tax assets related to its domestic operations at June 30, 2004.  The Company incurs income tax liabilities primarily in France and Japan, as well as in most of the other countries outside the U.S. in which it operates.

9.  COMPREHENSIVE LOSS

Comprehensive loss consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net loss	$(13,142)	$(15,605)	$(20,623)	$(24,801)
Other comprehensive income:
Net change in unrealized gains/losses on investments	(7)	(16)	—	(30)
Currency translation gains (losses)	$(69)	$683	$(669)	$948
Other comprehensive income (loss)	(76)	667	(669)	918
Total comprehensive loss	$(13,218)	$(14,938)	$(21,292)	$(23,883)

10.  NET LOSS PER SHARE

Basic net loss per share is calculated using the weighted average number of common shares outstanding during the period.  Because the Company is in a net loss position, diluted earnings per share is calculated using the weighted average number of common shares outstanding and excludes the effects of 8.7 million and 4.3 million potential common shares as of June 30, 2004 and 2003, respectively, that are antidilutive.  Potential common shares include shares that could be issued if all convertible senior notes were converted into common stock, common stock subject to repurchase, common stock issuable under the Company’s 2000 Employee Stock Purchase Plan, and incremental shares of common stock issuable upon the exercise of outstanding stock options and warrants.  The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Numerator:
Net loss	$(13,142)	$(15,605)	$(20,623)	$(24,801)
Denominator:
Weighted average common shares outstanding	29,241	27,895	29,166	27,621
Weighted average unvested common shares subject to repurchase	(36)	(113)	(45)	(123)
Denominator for basic and diluted calculations	29,205	27,782	29,121	27,498
Basic and diluted net loss per share	$(0.45)	$(0.56)	$(0.71)	$(0.90)

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

The following table reflects the results of the Company’s sales to external customers by similar products and services for the three and six month periods ended June 30, 2004 and 2003 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
ProteinChip systems and related products	$6,160	$9,282	$17,050	$16,601
Process chromatography products	2,408	3,119	4,592	6,969
Services	2,186	1,863	4,650	3,535
	$10,754	$14,264	$26,292	$27,105

The Company sells most of its products and services directly to customers in North America, Europe, Japan and China, and through distributors in other parts of Asia and in Australia.  Chromatographic sorbents are also sold through distributors in parts of Europe.  Revenue for geographic regions reported below is based upon the customers’ locations.  Following is a summary of the geographic information related to revenue for the three and six month periods ended June 30, 2004 and 2003 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
North America	$5,261	$5,859	$11,406	$12,436
Europe	3,207	5,788	8,290	11,011
Asia	2,286	2,617	6,596	3,658

Total	$10,754	$14,264	$26,292	$27,105

During the three and six month periods ended June 30, 2004, sales to customers in Japan exceeded 10% of total revenue.  During the three month period ended June 30, 2003, sales to customers in Japan and France each exceeded 10% of total revenue. During the six month period ended June 30, 2003, sales to customers in France exceeded 10% of total revenue.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We have made statements under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Factors That May Affect Our Results” and in other sections of this Form 10-Q that are forward-looking statements for purposes of the safe harbor provisions under the Private Securities Litigation Reform Act of 1995.  We claim the protection of such safe harbor, and disclaim any intent or obligation to update any forward-looking statement.  You can identify these statements by forward-looking words such as “may”, “will”, “expect”, “intend”, “anticipate”, “believe”, “estimate”, “plan”, “could”, “should”, and “continue” or similar words.  These forward-looking statements may also use different phrases.  We have based these forward-looking statements on our current expectations and projections about future events.  Examples of forward-looking statements include statements about expectations of revenue increases, expectations of costs decreasing as a percentage of total revenue, and estimated forecasts of revenue; deployment, capabilities and uses of our products; the expansion of our product portfolio, product development and product innovations; the importance of proteomics as a major focus of biology research; the ability of our products to enable proteomics research; the emerging market for process proteomics; decreasing the size of our sales and marketing organization; increased research activity at our Biomarker Discovery Center® laboratories; securing commercial rights to discoveries at our Biomarker Discovery Center laboratories; trends in our business; revenue growth; decreasing costs, including research and development, and general and administrative costs; anticipated savings resulting from cost-cutting measures implemented; expected levels of capital expenditures; the period of time for which our existing financial resources and interest income will be sufficient to enable us to maintain current and planned operations; and our plans for mitigating foreign currency exchange risks.  These statements are subject to risks and uncertainties that could cause actual results to differ materially, including the risks set forth under the caption “Factors That May Affect Our Results” in this Form 10-Q and the similar factors and risks outlined in our other filings with the SEC.

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

In 2001, we introduced the ProteinChip Biomarker System, which utilizes sophisticated third-party software to automate pattern recognition-based statistical analysis methods and correlate protein expression patterns from clinical samples with disease phenotypes.  We also began selling the Biomek® 2000 Workstation, a robotic accessory which is manufactured by Beckman Coulter and which has been optimized for use with our ProteinChip Biomarker System to increase sample throughput and reproducibility.  In addition, we expanded our product offering with a SELDI ProteinChip interface to high-end tandem mass spectrometers, which we developed and which is manufactured for us by a third party manufacturing company.  On July 31, 2001, Ciphergen acquired the BioSepra® process chromatography business from Invitrogen Corporation.  BioSepra S.A., a wholly-owned subsidiary of Ciphergen located near Paris, France, currently has 59 employees who develop, manufacture and market products for the large-scale process chromatography market and provide related contracted services.  We have integrated the BioSepra business into our sales and marketing organization and are offering a line of products to address process proteomics, an emerging market driven by pharmaceutical company demand to produce proteins for research, development and therapeutic manufacturing purposes.

In 2002, we opened an office in Beijing, China, hired local staff and began direct selling in China.  On August 31, 2002, we increased our ownership interest in Ciphergen Biosystems KK, the Japanese joint venture we formed with Sumitomo Corporation in 1999, from 30% to 70%.  Shortly thereafter, we opened a Biomarker Discovery Center laboratory at the Yokohama facility of Ciphergen Biosystems KK.  In October 2002, we launched the ProteinChip AutoBiomarker System, an automated version of our ProteinChip Biomarker System, which incorporates an autoloader and a Biomek robot to increase sample throughput and automate the reading of ProteinChip Arrays.  On March 23, 2004, we purchased the remaining 30% ownership interest in Ciphergen Biosystems KK.  In July 2004, we launched the ProteinChip System, Series 4000, our next generation ProteinChip System.

We have used our resources primarily to develop and expand our proprietary ProteinChip Systems and related consumables and to establish a marketing and sales organization for commercialization of our products.  We have also used our resources to establish Biomarker Discovery Center laboratories to provide research services to our clients, to foster further adoption of our products and technology, and to discover biomarkers that we seek to patent for diagnostic and other purposes.  In early 2004, Ciphergen formed a Diagnostics Division and increased its efforts to discover protein biomarkers and panels of biomarkers that can be developed into protein molecular diagnostic tests that improve patient care.  In addition, we acquired the BioSepra process chromatography business which expanded our proteomics products business.  We also used our funds to establish a joint venture to distribute our products in Japan and to increase our ownership in the joint venture to 100% control.  Since our inception we have incurred significant losses and as of June 30, 2004, we had an accumulated deficit of $161.1 million.

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

Our expenses, excluding stock-based compensation, have consisted primarily of costs incurred in manufacturing our ProteinChip Systems, ProteinChip Arrays and chromatography sorbents, including materials, labor and overhead costs, marketing and sales activities, research and development programs, litigation, and general and administrative costs associated with our operations.  We expect our cost of revenue to increase in 2004 relative to 2003 as we sell additional units of our ProteinChip System, ProteinChip Arrays and chromatography sorbents, but to decrease as a percent of total revenue as a result of the fact that approximately $1.5 million of materials costs related to the ProteinChip System, Series 4000 were previously expensed to research and development, and as we gain efficiencies from spreading our fixed costs over a greater number of units.  We expect our research and development expenses to decrease slightly in 2004 relative to 2003 as we transition the ProteinChip System, Series 4000 into manufacturing and scale back selected other projects, partly offset by increased efforts at our Biomarker Discovery Center laboratories to discover, validate and patent biomarkers that may have diagnostic and/or therapeutic utility.  We expect our selling expenses to increase in 2004 relative to 2003 as we continue to commercialize our products. We expect our general and administrative expenses to decrease slightly in 2004 relative to 2003.  Reduced litigation costs and deferred stock-based compensation are expected to be largely offset by the anticipated costs of complying with the Sarbanes-Oxley Act of 2002 and the addition of other necessary infrastructure to support the increased activities and complexities of our business.  As a result, we expect to incur losses for at least the next year.  Our current level of revenue is insufficient for us to become profitable.  To become profitable, we will need to increase unit sales of our ProteinChip Systems and Arrays, and chromatography sorbents.

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

In July 2004, we took actions to reduce our operating expenses, including headcount reductions, scaling back selected early stage research programs and reducing certain other operating expenses.  These cost control measures generally involved the Biosystems Division, leaving our Diagnostics Division largely unaffected.  The full effect of our actions taken in the third quarter of 2004 will not be felt until the fourth quarter, at which time we expect to see our operating expenses reduced by approximately $8 million on an annualized basis as compared to our second quarter 2004 operating expense level.

Also in July 2004, Ciphergen introduced its next generation ProteinChip System, the Series 4000.  The Series 4000 features the Pattern Track™ biomarker discovery-to-assay process, which integrates our proprietary ProteinChip Arrays, SELDI-TOF-MS detection and Biomarker Patterns™ software.  The Series 4000 was specifically designed to offer a complete solution for translating biomarker discoveries into predictive and quantitative assays on a single platform.  We believe the Series 4000 and our Pattern Track process is the first proteomics tool that allows researchers to rapidly achieve biomarker discovery and development of biomarker assays on a single platform and enable SELDI-based assays for biological function discovery, disease diagnosis, prognosis or prediction of drug response.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2004 AND JUNE 30, 2003

PRODUCT REVENUE.  Product revenue decreased to $8.6 million in the second quarter of 2004 from $12.4 million for the same period in 2003, a decrease of $3.8 million or 31%.  The decrease was primarily the result of decreased unit sales of ProteinChip Systems as well as lower sales of BioSepra chromatographic sorbents.  These decreases were partially offset by an increase in revenue from the sale of ProteinChip Arrays and consumables.

Product revenue decreased to $21.6 million in the first six months of 2004 from $23.6 million for the same period in 2003, a decrease of $1.9 million or 8%.  The decrease was primarily the result of lower sales of BioSepra chromatographic sorbents, as well as decreased unit sales of ProteinChip Systems. These decreases were partially offset by an increase in revenue from the sale of ProteinChip Arrays and consumables.

SERVICE REVENUE.  Service revenue increased to $2.2 million in the second quarter of 2004 from $1.9 million for the same period in 2003, an increase of $323,000 or 17%.  This increase was primarily due to an increase in revenue from maintenance contracts driven by growth in our installed base, and an increase in revenue from training and consulting services. These increases were partially offset by a decrease in revenue from collaboration services handled through our Biomarker Discovery Center laboratories.  Recently, we have de-emphasized the use of our Biomarker Discovery Center laboratories to perform fee-for-service projects in favor of using these resources for our internal projects targeting the discovery and development of diagnostics.

Service revenue increased to $4.7 million in the first six months of 2004 from $3.5 million for the same period in 2003, an increase of $1.1 million or 32%.  This increase was primarily due to an increase in revenue from maintenance contracts driven by growth in our installed base, and an increase in revenue from training and consulting services.

Based on the introduction of the ProteinChip System, Series 4000 and associated marketing programs, the timing of anticipated process chromatography sorbent orders and seasonality, we expect revenue in the third quarter of 2004 to be approximately $11 to $13 million.

COST OF PRODUCT REVENUE.  Cost of product revenue increased to $4.2 million in the second quarter of 2004, from $3.8 million for the same period of 2003, an increase of $323,000 or 8%.  Increased cost of revenue from ProteinChip Arrays and consumables was partially offset by a decrease in cost of revenue for ProteinChip Systems, largely the result of lower unit sales volume.  The gross margin for product revenue decreased to 52% in the second quarter of 2004, compared to 69% in the same period of 2003.  This decline resulted primarily from a provision to our reserves for inventory obsolescence in June 2004, largely related to our new product introduction, of approximately $804,000, as well as expenses related to contracted raw materials purchases that could not be cancelled, lower production volumes of ProteinChip Systems and BioSepra chromatographic sorbents, and higher discounts on ProteinChip System orders in the second quarter of 2004. The amortization of expenses associated with our litigation settlement also reduced the gross margin for product revenue in the second quarter of 2004 by approximately 2% compared to 1% in the same quarter of 2003.  Stock-based compensation expense in cost of product revenue was $9,000 in the second quarter of 2004 compared to $18,000 in the same period of 2003.

Cost of product revenue increased to $8.1 million in the first six months of 2004 from $7.8 million for the same period in 2003, an increase of $306,000 or 4%.  This increase was mainly due to increased unit sales of ProteinChip Arrays, as well as a provision to our reserves for inventory obsolescence in June 2004, largely related to our new product introduction, of approximately $804,000, and expenses related to contracted raw materials purchases that could not be cancelled.  These were partially offset by lower sales volumes of BioSepra chromatographic sorbents and ProteinChip Systems.  The gross margin for product revenue declined to 63% in the first six months of 2004, compared to 67% in the same period of 2003.  The decrease was mainly due to increases to inventory obsolescence reserves largely related to our new product launch, higher discounts on ProteinChip Systems and lower production volumes of BioSepra chromatographic sorbents.  The amortization of expenses associated with our litigation settlement also reduced the gross margin for product revenue in the first six months of 2004 by approximately 2% compared to 1% in the same period of 2003. Stock-based compensation expense in cost of product revenue was $25,000 in the first six months of 2004 compared to $47,000 in the same period of 2003.

COST OF SERVICE REVENUE.  Cost of service revenue increased to $1.1 million in the second quarter of 2004 from $874,000 for the same period in 2003, an increase of $243,000 or 28%.  This increase was primarily the result of increased field service costs to provide service for a greater number of maintenance contracts. The gross margin for service revenue decreased to 49% in the second quarter of 2004, compared to 53% in the same period of 2003.  This decrease was mainly due to a lower overall gross margin on revenue-generating contracts at our Biomarker Discovery Center laboratories in the second quarter of 2004, partly offset by improved gross margins for field service. The amortization of expenses associated with our litigation settlement also reduced the gross margin in the second quarter of 2004 for service revenue by approximately 4% compared to 3% in the same quarter of 2003.

Cost of service revenue increased to $2.1 million in the first six months of 2004 from $1.7 million for the same period in 2003, an increase of $368,000 or 21%.  This increase was primarily the result of increased field service costs to provide service for a greater number of maintenance contracts, and increased collaboration expenses associated with the revenue-generating contracts at our Biomarker Discovery Center laboratories.  The gross margin for service revenue increased to 55% in the first six months of 2004, compared to 51% in the same period of 2003.  This improvement was mainly due to improved operating efficiencies of our field service team.  This increase was partially offset by a lower overall gross margin on revenue-generating contracts at our Biomarker Discovery Center laboratories during the first six months of 2004. The amortization of expenses associated with our litigation settlement also reduced the gross margin for service revenue in the first six months of 2004 by approximately 3% compared to 2% in the same period of 2003.

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

The total cost of the litigation settlement amounted to $20.8 million, of which $7.3 million was attributed to periods prior to April 1, 2003 and expensed as a non-recurring item in the second quarter of 2003. $907,000 was amortized to cost of revenue for the remainder of 2003, $605,000 was amortized to cost of revenue in the first six months of 2004, and the remaining $12.0 million will be amortized to cost of revenue in future periods up to the second quarter of 2014.

We expect our overall gross margin to be in the 67% to 72% range during the second half of 2004.  For the next several quarters, gross margins from sales of the ProteinChip System, Series 4000 will benefit from the fact that approximately $1.5 million in associated materials costs were previously expensed to research and development during the period when the Series 4000 was being developed and technological feasibility had not yet been established.

RESEARCH AND DEVELOPMENT EXPENSES.  Research and development expenses decreased to $6.0 million in the second quarter of 2004 from $7.0 million for the same period in 2003, a decrease of $1.0 million or 15%.  The decrease was largely due to a decrease of $590,000 in materials and supplies used in the development of new products as the development of the ProteinChip System, Series 4000 neared completion.  A 14% decline in headcount resulted in a reduction of payroll and related costs by approximately $522,000.  Stock-based compensation expense in research and development was $13,000 in the second quarter of 2004, compared to $95,000 in the same quarter of 2003.

Research and development expenses decreased to $12.2 million in the first six months of 2004 from $13.4 million for the same period in 2003, a decrease of $1.2 million or 9%.  The decrease was largely due to a 14% decline in headcount, resulting in a reduction of payroll and related costs of approximately $904,000. Materials and supplies used in the development of new products decreased by approximately $296,000.  Stock-based compensation expense in research and development was $31,000 in the first six months of 2004, compared to $125,000 in the same period of 2003.

We expect research and development expenses to modestly decline in 2004 relative to 2003 as we transition the ProteinChip System, Series 4000 into manufacturing and implement certain cost controls.  This decrease is expected to be partially offset by increased activities through our Biomarker Discovery Center laboratories to discover, validate and patent biomarkers.

SALES AND MARKETING EXPENSES.  Sales and marketing expenses increased to $8.3 million in the second quarter of 2004 from $6.1 million for the same period in 2003, an increase of $2.2 million or 36%.  The increase was largely due to a 26% increase in headcount, resulting in an increase in payroll and related costs of approximately $855,000, and promotional activities and travel, which increased approximately $915,000 as we increased our sales activities.  Stock-based compensation expense in sales and marketing was $31,000 in the second quarter of 2004, compared to $74,000 in the same quarter of 2003.

Sales and marketing expenses increased to $15.3 million in the first six months of 2004 from $11.9 million for the same period in 2003, an increase of $3.4 million or 28%.  This increase was primarily due to higher payroll and related costs as a result of a 26% increase in the sales and marketing staff, thereby increasing payroll and related costs approximately $1.4 million.  Promotional activities and travel also increased approximately $1.2 million as we increased our sales activities.  Stock-based compensation expense in sales and marketing was $76,000 in the first six months of 2004 compared to $149,000 in the same period of 2003.

We expect sales and marketing expenses to modestly increase in 2004 relative to 2003 as we increase our promotional activities and launch the ProteinChip System, Series 4000.  This increase will be partially offset by headcount reductions and implementing certain cost controls.

GENERAL AND ADMINISTRATIVE EXPENSES.  General and administrative expenses decreased to $3.7 million in the second quarter of 2004 from $4.2 million for the same period in 2003, a decrease of $501,000 or 12%.  The decrease was largely driven by a $644,000 decrease in legal fees following the settlement of our litigation in the second quarter of 2003, and a decrease of $121,000 in stock-based compensation expense.  These decreases were partially offset by higher travel costs of approximately $110,000.  Stock-based compensation expense in administration was $102,000 in the second quarter of 2004, compared to $223,000 in the same quarter of 2003.

General and administrative expenses decreased to $7.6 million in the first six months of 2004 from $9.0 million for the same period in 2003, a decrease of $1.3 million or 15%.  This decrease was largely driven by a $1.9 million decrease in legal fees following the settlement of our litigation in the second quarter of 2003, and a decrease of $250,000 in stock-based compensation expense.  These decreases were partially offset by a 14% increase in administrative staff, thereby increasing payroll and related costs by approximately $228,000, and higher travel costs of approximately $208,000.  Stock-based compensation expense in administration was $228,000 in the first six months of 2004 compared to $478,000 in the same period of 2003.

We expect general and administrative expenses to decrease slightly in 2004 relative to 2003. Reduced litigation costs and deferred stock-based compensation are expected to be largely offset by the anticipated costs of complying with the Sarbanes-Oxley Act of 2002 and the addition of other necessary infrastructure to support the increased activities and complexities of our business.

AMORTIZATION OF INTANGIBLE ASSETS.  Amortization of acquired completed technology and patents during the second quarter of 2004 was $207,000, unchanged from the second quarter of 2003.

Amortization of acquired completed technology and patents during the first six months of 2004 was $414,000, unchanged from the same period of 2003.  The amount of amortization is expected to remain the same each quarter through 2007.

INTEREST AND OTHER INCOME (EXPENSE), NET. Interest income in the second quarter of 2004 was $128,000 compared to $151,000 in the same quarter of 2003.  The decrease was due to lower interest rates.  Interest expense in the second quarter of 2004 was $524,000 compared to $37,000 in the same quarter of 2003.  The increase was largely due to the issuance of $30.0 million of convertible senior notes in August 2003.  Approximately $133,000 of the interest expense in the second quarter of 2004 was non-cash, attributable to amortization of the beneficial conversion feature associated with the notes.  Other income (expense) in the second quarter of 2004 was a net expense of $23,000 compared to a net expense of $33,000 in the same quarter of 2003.  The net expense in the second quarter of 2004 resulted primarily from the amortization of the offering costs related to the convertible senior notes.

Interest income in the first six months of 2004 was $295,000 compared to $359,000 in the same period of 2003.  The decrease was due to lower interest rates.  Interest expense in the first six months of 2004 was $1.0 million compared to $70,000 in the same period of 2003.  The increase was largely due to the issuance of $30.0 million of convertible senior notes in August 2003. Approximately $267,000 of that interest expense was non-cash, attributable to amortization of the beneficial conversion feature associated with the notes.  Other income (expense) in the first six months of 2004 was a net expense of $190,000 compared to a net expense of $33,000 in the same period of 2003.  The net expense in the first six months of 2004 resulted primarily from the amortization of the offering costs related to the convertible senior notes.

PROVISION FOR INCOME TAXES.  The provision for income taxes in the second quarter of 2004 was a benefit of $29,000, compared to a $302,000 expense in the same quarter of 2003.  The decrease was primarily due to lower projected income related to our French subsidiary in 2004.

The provision for income taxes in the first six months of 2004 was $231,000 compared to $703,000 in the same period of 2003.  The decrease was primarily due to lower projected income related to our French subsidiary, offset by higher profits projected in Japan.  In 2003, we began to provide for income taxes related to BioSepra, as previously accumulated net operating loss carryforwards were fully utilized during 2003.  In 2004, we began to provide for income taxes related to Ciphergen Biosystems KK, our Japanese Subsidiary, as previously accumulated net operating loss carryforwards are expected to be fully utilized in 2004.

LIQUIDITY AND CAPITAL RESOURCES

From our inception through June 30, 2004, we have financed our operations principally with $161.4 million from the sales of products and services to customers and net proceeds from equity financings totaling approximately $145.8 million.  This includes net proceeds of $92.4 million from our initial public offering in September 2000 and net proceeds of $26.9 million from our Series E Preferred Stock financing in March 2000.  We also received $28.1 million of net proceeds from the sale of 4.5% convertible senior notes on August 22, 2003.  These notes are due September 1, 2008.  Cash, cash equivalents and investments in securities at June 30, 2004 were $29.8 million, compared to $47.3 million at December 31, 2003.  Working capital at June 30, 2004 was $32.4 million, compared to $52.0 million at December 31, 2003.  Long-term debt and capital lease balances at June 30, 2004 totaled $32.2 million compared to $31.9 million at December 31, 2003.

Net cash used in operating activities was $13.5 million in the first six months of 2004 compared to $14.6 million in the first six months of 2003.  Approximately $5.0 million more cash was collected from customers in the first six months of 2004 compared to the first six months of 2003 due to increased revenues in the fourth quarter of 2003 and first quarter of 2004 compared to the fourth quarter of 2002 and first quarter of 2003.  This increase in cash was used to fund inventory purchases and operating expenses for the first six months of 2004.  The increase in cash collected was offset by an increase in interest paid, which was approximately $782,000 for the first six months of 2004 compared to $59,000 for the first six months of 2003 due primarily to an equipment financing loan and the convertible senior notes.  Net cash used in operating activities in the first six months of 2003 was primarily to fund operating expenses. In addition, a $3.0 million cash payment was made to LumiCyte in May 2003 as a result of our litigation settlement.

Net cash provided by investing activities was $2.7 million in the first six months of 2004 compared to $6.2 million in the first six months of 2003.  Net cash provided by investing activities in the first six months of 2004 consisted of maturities of investment securities of $7.3 million, partially offset by property and equipment purchases of $2.9 million and acquisition of the remaining 30% ownership in Ciphergen Biosystems KK for $1.0 million.  Net cash provided by investing activities in the first six months of 2003 primarily consisted of net maturities of investment securities of $9.3 million, partially offset by property and equipment purchases of $2.4 million and the purchase of investment securities of $748,000.  We expect to acquire additional capital equipment on an ongoing basis as we  increase capacity and improve capabilities.  We anticipate capital expenditures of approximately $4 million to $6 million in 2004.

Net cash provided by financing activities was $1.2 million in the first six months of 2004 compared to $2.3 million in the first six months of 2003.  Net cash provided by financing activities in the first six months of 2004 consisted of the issuance of common stock under our stock option and employee stock purchase plans of $828,000, the repayment of stockholder loans in the aggregate principal amount of $230,000, and a $601,000 increase in capital leases for improvements to our facility in France. These were partially offset by the repayment of capital lease obligations of $176,000 and principal repayments of an equipment financing loan of $325,000.  Net cash provided by financing activities in the first six months of 2003 consisted of proceeds from an equipment financing loan of $2.1 million, the issuance of common stock under our stock option and employee stock purchase plans of $552,000 and repayment of stockholder loans in the aggregate principal amount of $197,000, partially offset by the repayment of capital lease obligations of $530,000.

We currently believe that current cash resources will be sufficient to maintain current and planned operations for at least the next 12 months.  Ciphergen currently expects to fund expenditures for capital requirements as well as liquidity needs from a combination of available cash, marketable securities, sales of assets and long-term debt.  We may be required to raise additional capital through a variety of sources, including securities issuances, sales of assets and collaborative arrangements.  If additional capital is raised through the issuance of equity or securities convertible into equity, our stockholders may experience dilution, and such securities may have rights, preferences or privileges senior to those of the holders of our common stock or the notes.  If we obtain funds through arrangements with collaborators or strategic partners, we may be required to relinquish our rights to certain technologies or products that we might otherwise seek to retain.  Additional financing may not be available to us on favorable terms, if at all.  If we are unable to obtain financing on acceptable terms, we may be unable to execute our business plan and we could be required to delay or reduce the scope of our operations and we may not be able to pay off the notes if and when they come due.

The following summarizes Ciphergen’s contractual cash obligations at June 30, 2004 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Total	Less than 1 Year	1-3 Years	4-5 Years	Beyond 5 Years
Contractual cash obligations(1):
Capital lease obligations	$2,947	$394	$820	$891	$842
Equipment financing loan	1,427	687	740	—	—
Convertible senior notes(2)	30,000	—	—	30,000	—
Non-cancelable collaboration obligations	272	272	—	—	—
Non-cancelable operating lease obligations	17,173	4,476	7,837	4,445	415
Purchase obligations(3)	2,637	2,531	106	—	—

Total contractual cash obligations	$54,456	$8,360	$9,503	$35,336	$1,257

(1)          Principal amounts, not including interest.

(2)          Excludes the beneficial conversion feature amounting to $2,677, less related amortization of $459.

(3)          Purchase obligations include agreements to purchase inventory that are enforceable and legally binding on Ciphergen and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.  Purchase obligations exclude agreements that are cancelable without penalty.

Ciphergen has complied with all covenants or other requirements set forth in its credit agreements.  We have also entered into a cancelable commitment to fund a Biomarker Discovery Center at the Johns Hopkins University School of Medicine which totals $253,000 for the remaining six months of 2004 and $685,000 in 2005.

FACTORS THAT MAY AFFECT OUR RESULTS

We expect to continue to incur net losses in 2004 and at least the first half of 2005.  If we are unable to significantly increase our revenues or significantly decrease our expenses, we may never achieve profitability.

From our inception in December 1993 through June 30, 2004, we have generated cumulative revenue of approximately $161.4 million and have incurred net losses of approximately $161.1 million.  We have experienced significant operating losses each year since our inception and expect these losses to continue for at least the next several quarters.  For example, we experienced net losses of approximately $25.8 million in 2001, $29.1 million in 2002, $36.7 million in 2003, and $20.6 million in the first half of 2004.  Our losses have resulted principally from costs incurred in research and development, sales and marketing, litigation, and general and administrative costs associated with our operations.  These costs have exceeded our gross profit which, to date, has been generated principally from product sales.  We expect to incur additional operating losses and these losses may be substantial as a result of increases in expenses for manufacturing, marketing and sales, research and product development, and general and administrative costs.  We may never achieve profitability.  Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

If we fail to successfully expand sales of our ProteinChip Systems, including the successful commercialization of the Series 4000, and develop new versions of proteomic systems or leverage our chromatography product expertise to expand sales of other products, our revenue will not increase and we will not achieve profitability.

Our success depends on our ability to continue to expand commercial sales of our ProteinChip Systems, including our ProteinChip Arrays, develop new, higher performance, easier to use versions of proteomic systems, and leverage our chromatography product expertise.  In particular, our success will depend on our success in marketing the Series 4000 next generation ProteinChip System.  We may encounter difficulties in developing new, higher performance products or producing our current proteomic systems on a timely basis, we may not be able to produce them economically, we may fail to achieve expected performance levels, or we may fail to gain industry acceptance of such products.  We also may be unable to leverage our chromatography product expertise in conjunction with our ProteinChip technology to expand commercial sales of our ProteinChip Systems and chromatography products.

We may experience failure rates for our ProteinChip Systems and Arrays, and for related accessories, that are higher than we anticipated, particularly for newer products being introduced, such as the ProteinChip System, Series 4000.

Our products and the components used in our products are based on complex technologies and we are currently in the process of developing new versions of certain products. It is difficult to predict the failure rate of new products, such as the ProteinChip System, Series 4000. If the failure rates for our products are higher than anticipated, we may experience increased warranty claims and increased costs associated with servicing those claims. We may also find it necessary to increase our warranty accrual, resulting in a decreased gross profit.

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

A significant portion of our operating expenses is relatively fixed in nature due to our significant sales, research and development, administration and manufacturing costs. If we cannot adjust spending quickly enough to compensate for a revenue shortfall, this may magnify the adverse impact of such revenue shortfall on our results of operations. As a result, our quarterly operating results could fluctuate, and such fluctuation could cause the market price of our common stock and convertible senior notes to decline. Results from one quarter should not be used as an indication of future performance.

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

New product introductions, in particular the ProteinChip System, Series 4000, announced in July 2004, can result in disruptions to our revenue patterns and increased sales and marketing costs, and may involve manufacturing challenges that can negatively impact our gross margin.

We have introduced, and we plan to introduce in the future, new versions of our ProteinChip Systems, Arrays and Software, including our ProteinChip System, Series 4000, announced recently, as well as new chromatography sorbents. New product introductions entail training and educating our customers and prospective customers about the new features, protocols and technology encompassed by the new products. This could disrupt our revenue patterns or temporarily lengthen our sales cycles to a greater extent than it would at larger companies with broader product offerings. New product introductions may temporarily increase our sales and marketing costs. Manufacturing new products inherently runs the risk that initial costs may be high as new production processes are introduced, and it is possible that new products may involve quality issues that negatively impact our gross margins.

We may need to raise additional capital in the future, and if we are unable to secure adequate funds on terms acceptable to us, we may be unable to execute our business plan.

We currently believe that current cash resources will be sufficient to meet our anticipated financial needs at least for the next 12 months.  However, we may need to raise additional capital sooner in order to develop new or enhanced products or services, increase our Biomarker Discovery Center laboratory activities undertaken for our own account, or acquire complementary products, businesses or technologies. If we are unable to obtain financing, or to obtain it on acceptable terms, we may be unable to successfully execute our business plan.

If we do not effectively manage growth, management attention could be diverted and our ability to increase revenue and achieve profitability could be harmed.

We have expanded our operations over the last several years, which places a strain on our financial, managerial and operational resources. For example, over the last four years we have increased our worldwide sales force and other personnel significantly and have established Biomarker Discovery Center laboratories with plans to expand their scope and volume of activity. These changes could divert management attention or otherwise disrupt our operations. In order to achieve and manage this growth effectively, we must continue to improve and expand our operational and financial management capabilities and resources. Moreover, we will need to effectively train, integrate, motivate and retain our employees. Our failure to manage our growth effectively could damage our ability to increase revenue and become profitable.

Because our business is highly dependent on key executives, scientists, engineers and sales people, our inability to recruit and retain these people could hinder our business expansion plans.

Ciphergen is highly dependent on its executive officers, senior scientists, engineers and sales people. Our product development and marketing efforts could be delayed or curtailed if we lose the services of any of these people. To expand our research, product development and sales efforts, we need additional people skilled in areas such as bioinformatics, biochemistry, information services, manufacturing, sales, marketing and technical support. Competition for qualified employees is intense. We will not be able to expand our business if we are unable to hire, train and retain a sufficient number of qualified employees.  In addition, several agencies and entities are considering, and the Financial Accounting Standards Board has announced, proposals to change generally accepted accounting principles in the U.S. that, if implemented, would require us to significantly change the manner in which we compensate our employees, which could considerably impact our ability to recruit and retain qualified employees.

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

Competition in our existing and potential markets is intense and we expect it to increase. Currently, our principal competition comes from other technologies that are used to perform many of the same functions for which we market our ProteinChip System. The major technologies that compete with our ProteinChip System are liquid chromatography-mass spectrometry and 2D-gel electrophoresis-mass spectrometry. In the life science research market, competitive protein research tools and services are currently provided by a number of companies, including several which are larger than Ciphergen. In the large-scale chromatography market and the diagnostics market, there are several larger direct competitors. In many instances, our competitors may have substantially greater financial, technical, research and other resources and larger, more established marketing, sales, distribution and service organizations. Additionally, our potential customers may internally develop competing technologies. If we fail to compete effectively with these technologies and products, or if competitors develop significant improvements in protein detection systems, develop systems that are easier to use, or introduce comparable products that are less expensive, our products may not achieve market acceptance and our sales may decrease.

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

If we fail to maintain our rights to utilize intellectual property directed to diagnostic biomarkers, we may not be able to offer diagnostic tests using those biomarkers.

Our Diagnostics Division is developing diagnostic tests based on certain biomarkers which we have the right to utilize through licenses with our academic collaborators, such as The Johns Hopkins School of Medicine and Eastern Virginia Medical School.  In some cases, our collaborators own the entire right to the biomarkers.  In other cases we co-own the biomarkers with our collaborator.  If, for some reason, we lose our license to biomarkers owned entirely by our collaborators, we may not be able to use these biomarkers in diagnostic tests.  If we lose our exclusive license to biomarkers co-owned by us and our collaborators, our collaborators may license their share of the intellectual property to a third party that may compete with us in offering the diagnostic test.

If a competitor infringes our proprietary rights, we may lose any competitive advantage we may have as a result of diversion of management time, enforcement costs and the loss of the exclusivity of our proprietary rights.

Our commercial success depends in part on our ability to maintain and enforce our proprietary rights. We rely on a combination of patents, trademarks, copyrights and trade secrets to protect our technology and brand. In addition to our licensed SELDI technology, we also have submitted patent applications directed to subsequent technological improvements and application of the SELDI technology, including patent applications covering biomarkers that may have diagnostic or therapeutic utility, as well as applications covering improved chromatography sorbents. Our patent applications may not result in additional patents being issued.

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

Our operations as well as those of the collaborators on which we depend are vulnerable to damage or interruption from computer viruses, human error, natural disasters, power shortages, telecommunication failures, international acts of terror and similar events. Although we have certain business continuity plans in place, we have not established a formal comprehensive disaster recovery plan, and our back-up operations and our business interruption insurance may not be adequate to compensate us for losses we may suffer.  A significant business interruption could result in losses or damages incurred by us and require us to cease or curtail our operations.

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

Future sales of substantial amounts of our common stock in the public market, or the perception that such sales are likely to occur, could affect prevailing trading prices of our common stock and the value of the notes.  As of June 30, 2004, we had:

•                                          29,327,931 shares of common stock outstanding;

•                                          5,328,696 shares of common stock reserved for issuance upon exercise of options outstanding under our stock option plans with a weighted average exercise price of $6.15 per share;

•                                          in addition to the shares reserved for issuance upon the exercise of options referred to in the preceding bullet point, 926,289 shares reserved for future issuance under our stock option plans and employee stock purchase plan; and

•                                          96,750 shares of common stock potentially issuable to Stanford Research Systems, Inc.  under a development contract if certain milestones are met.

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

INTEREST RATE SENSITIVITY

The fair value of our investments in marketable securities at June 30, 2004 was $7.0 million, with a weighted-average maturity of 103 days and a weighted-average interest rate of 1.85%.

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

FOREIGN CURRENCY EXCHANGE RISK

Most of our revenue is realized in U.S. dollars. However, a substantial portion of our revenue from chromatography sorbents is realized in euros. In addition, all our revenue in Japan is realized in Japanese yen. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Because most of our revenue is currently denominated in U.S. dollars, an increase in the value of the U.S. dollar relative to foreign currencies could make our products less competitive in foreign markets.

The functional currencies of BioSepra S.A. and Ciphergen Biosystems KK are the euro and yen, respectively. Accordingly, the accounts of these operations are translated from the local currency to the U.S. dollar using the current exchange rate in effect at the balance sheet date for the balance sheet accounts, and using the average exchange rate during the period for revenue and expense accounts. The effects of translation are recorded in accumulated other comprehensive income as a separate component of stockholders’ equity. The net tangible assets of our non-U.S. operations, excluding intercompany debt, were $20.3 million at June 30, 2004.

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

During the quarter ended June 30, 2004, we entered into foreign currency forward contracts to manage the volatility of currency fluctuations as a result of an intercompany loan of approximately $1.0 million, denominated in yen, to our subsidiary in Japan. This intercompany loan was repaid by the Japanese subsidiary in June 2004 and the outstanding foreign currency forward contract was settled against the loan repayment. Net realized foreign currency gains and losses related to foreign currency forward contracts and the related intercompany loan were not material for the three and six month periods ended June 30, 2004.  As of June 30, 2004, there were no forward contracts outstanding. No such forward contracts were entered into during the comparable periods of 2003.

ITEM 4.  CONTROLS AND PROCEDURES

As of June 30, 2004, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, Ciphergen’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that Ciphergen’s disclosure controls and procedures (as defined in Rules 13(a) — 14(c) of the Securities Exchange Act of 1934 (the “Exchange Act”)) were effective in ensuring that information required to be disclosed by Ciphergen in this report and in other reports it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.  There have been no significant changes in Ciphergen’s internal controls or in other factors during the most recent fiscal quarter that could significantly affect internal controls.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of Stockholders was held on June 3, 2004 in Fremont, California.  Of the 29,109,126 shares outstanding as of the record date, April 9, 2004, 24,702,959 were present or represented by proxy at the meeting.  The results of the voting on the matters submitted to the stockholders were as follows:

1.                                       To elect two (2)  Class I directors to serve until the 2007 Annual Meeting of Stockholders and until their successors are duly elected and qualified.

Name	Votes For	Votes Withheld
James L. Rathmann	24,213,452	489,507
Michael J. Callaghan	24,154,616	548,343

2.                                       To ratify the appointment of PricewaterhouseCoopers LLP as independent registered public accounting firm of the Company for the fiscal year ending December 31, 2004.

Votes for:	24,356,971
Votes against:	165,204
Votes abstaining:	180,784

3.                                       To approve the amended and restated 2000 Stock Plan.

Votes for:	14,437,945
Votes against:	3,362,800
Votes abstaining:	190,012

4.                                       To approve an amendment to reserve an additional 250,000 shares of the Company’s Common Stock for issuance under the 2000 Employee Stock Purchase Plan.

Votes for:	16,111,304
Votes against:	1,693,713
Votes abstaining:	185,740

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	The following exhibits have been filed with this report:

	3.2*	Amended and Restated Certificate of Incorporation of Registrant

	3.4*	Amended and Restated Bylaws of Registrant

	3.5**	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Ciphergen Biosystems, Inc.

	4.1*	Form of Registrant’s Common Stock Certificate

	4.2**	Preferred Shares Rights Agreement dated March 20, 2002 between Ciphergen Biosystems, Inc. and Continental Stock Transfer & Trust Company

	4.3	2000 Stock Plan, as amended on June 3, 2004

	31.1	Certification of the Chief Executive Officer Pursuant to Section 302 (a) of the Sarbanes-Oxley Act of 2002

	31.2	Certification of the Chief Financial Officer Pursuant to Section 302 (a) of the Sarbanes-Oxley Act of 2002

	32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Incorporated by reference to exhibits (with same exhibit number) to Ciphergen Biosystems’ Registration Statement on Form S-1 (File No. 333-32812) declared effective on September 28, 2000.

** Incorporated by reference to our Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on March 21, 2002.

(b)	Reports on Form 8-K.

On May 6, 2004, the Company furnished a Current Report on Form 8-K pursuant to Item 9 (based on “Item 12. Results of Operations and Financial Condition”), announcing first quarter 2004 earnings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 9, 2004

CIPHERGEN BIOSYSTEMS, INC.

(Registrant)

/s/ William E. Rich
William E. Rich, Ph.D.
President, Chief Executive Officer and Director

/s/ Matthew J. Hogan
Matthew J. Hogan
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit Title
3.2(a)	Amended and Restated Certificate of Incorporation of Registrant
3.4(a)	Amended and Restated Bylaws of Registrant
3.5(b)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Ciphergen Biosystems, Inc.
4.1(a)	Form of Registrant’s Common Stock Certificate
4.2(b)	Preferred Shares Rights Agreement dated March 20, 2002 between Ciphergen Biosystems, Inc. and Continental Stock Transfer & Trust Company
4.3	2000 Stock Plan, as amended on June 3, 2004
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 (a) of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 (a) of the Sarbanes-Oxley Act of 2002
32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a) Incorporated by reference to exhibits (with same exhibit number) to Ciphergen Biosystems’ Registration Statement on Form S-1 (File No. 333-32812) declared effective on September 28, 2000.

(b) Incorporated by reference to our Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on March 21, 2002.