Form 10-Q
period 2004-09-30
CIPHERGEN BIOSYSTEMS INC
filed 2004-11-09
CIK 926617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

Yes  ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Exchange Act.

Yes  ☒  No  ☐

Number of shares of common stock, $0.001 par value, outstanding as of October 31, 2004:  29,354,615

CIPHERGEN BIOSYSTEMS, INC.

INDEX FOR FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2004

ITEM 1.  FINANCIAL STATEMENTS

CIPHERGEN BIOSYSTEMS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$14,912	$32,853
Short-term investments	4,053	14,463
Accounts receivable, net of allowance for doubtful accounts of $729 and $553, respectively	8,650	14,731
Inventories	11,320	8,300
Notes receivable from related parties	186	56
Prepaid expenses and other current assets	2,886	2,878

Total current assets	42,007	73,281

Property, plant and equipment, net	15,207	15,891
Goodwill	3,908	2,870
Other intangible assets, net	6,314	7,009
Notes receivable from related parties	—	216
Other long-term assets	2,484	2,759

Total assets	$69,920	$102,026

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,603	$5,062
Accrued liabilities	7,321	9,495
Deferred revenue	4,597	5,768
Current portion of capital lease obligations	402	324
Current portion of long-term debt	700	662

Total current liabilities	17,623	21,311

Deferred revenue	707	594
Capital lease obligations, net of current portion	2,505	2,274
Long-term debt, net of current portion	561	1,090
Convertible senior notes, net of discount	27,917	27,515
Other long-term liabilities	1,601	1,185

Total liabilities	50,914	53,969

Minority interest	—	165

Stockholders’ equity:
Common stock	29	29
Additional paid-in capital	186,817	186,043
Notes receivable from stockholders	(594)	(1,093)
Deferred stock-based compensation	(188)	(725)
Accumulated other comprehensive income	3,614	4,158
Accumulated deficit	(170,672)	(140,520)

Total stockholders’ equity	19,006	47,892

Total liabilities, minority interest and stockholders’ equity	$69,920	$102,026

See notes to unaudited condensed consolidated financial statements.

CIPHERGEN BIOSYSTEMS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenue:
Products	$8,781	$13,986	$30,423	$37,556
Services	2,251	2,086	6,901	5,621

Total revenue	11,032	16,072	37,324	43,177

Cost of revenue:
Products	2,790	4,810	10,904	12,618
Services	1,068	939	3,156	2,659
Litigation settlement	—	—	—	7,257

Total cost of revenue	3,858	5,749	14,060	22,534

Gross profit	7,174	10,323	23,264	20,643

Operating expenses:
Research and development	4,679	5,400	16,842	18,792
Sales and marketing	7,423	5,971	22,758	17,917
General and administrative	3,623	3,332	11,249	12,286
Amortization of intangible assets	208	207	622	621

Total operating expenses	15,933	14,910	51,471	49,616

Loss from operations	(8,759)	(4,587)	(28,207)	(28,973)

Interest and other income (expense), net	(649)	(124)	(1,593)	164

Loss before provision for income taxes	(9,408)	(4,711)	(29,800)	(28,809)

Income tax provision	121	526	352	1,229

Net loss	$(9,529)	$(5,237)	$(30,152)	$(30,038)

Basic and diluted net loss per share	$(0.33)	$(0.18)	$(1.03)	$(1.08)

Shares used in computing basic and diluted net loss per share.	29,319	28,730	29,186	27,902

See notes to unaudited condensed consolidated financial statements.

CIPHERGEN BIOSYSTEMS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(30,152)	$(30,038)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,269	4,351
Change in minority interest	—	(32)
Stock-based compensation expense	429	1,122
Amortization of debt discount	401	59
Non-cash portion of litigation settlement	—	4,257
Interest accrued on notes receivable from related parties	(56)	(63)
Changes in operating assets and liabilities:
Accounts receivable, net	6,011	(2,978)
Inventories	(2,670)	86
Prepaid expenses and other current assets	115	364
Other long-term assets	273	(32)
Accounts payable and accrued liabilities	(2,491)	1,069
Deferred revenue	(1,038)	1,613
Other long-term liabilities	510	88

Net cash used in operating activities	(23,399)	(20,134)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment, net	(3,400)	(3,873)
Purchase of marketable securities	—	(8,126)
Maturities of marketable securities	10,221	10,050
Cash paid for license related to litigation settlement	(833)	(369)
Increase to goodwill from BioSepra acquisition due to income tax settlement	(203)	—
Purchase of Ciphergen Biosystems KK common stock	(1,000)	—

Net cash provided by (used in) investing activities	4,785	(2,318)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	882	894
Proceeds from capital lease financing	601	—
Principal payments on capital lease obligations	(271)	(605)
Repayments of notes receivable from stockholders	499	197
Proceeds from issuance of convertible senior notes, net of issuance costs	—	28,172
Borrowings under line of credit	—	2,066
Repayments of long-term debt	(491)	(156)

Net cash provided by financing activities	1,220	30,568

Effect of exchange rate changes	(547)	796

Net increase (decrease) in cash and cash equivalents	(17,941)	8,912
Cash and cash equivalents, beginning of period	32,853	25,145

Cash and cash equivalents, end of period	$14,912	$34,057

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Reductions in deferred stock-based compensation	$(108)	$(663)
Transfer of fixed assets to inventory	393	481
Change in unrealized gain/loss on investments	6	(53)
Acquisition of property and equipment under capital leases	21	21

See notes to unaudited condensed consolidated financial statements.

CIPHERGEN BIOSYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2004

1.  ORGANIZATION AND BASIS OF PRESENTATION

The Company

Ciphergen Biosystems, Inc. (the “Company” or “Ciphergen”) develops, manufactures and sells ProteinChip® Systems for life science researchers.  The core technology, which is patented, is Surface Enhanced Laser Desorption/Ionization (“SELDI”).  The systems consist of ProteinChip Readers, ProteinChip Software and related accessories, which are used in conjunction with consumable ProteinChip Arrays and ProteinChip Kits.  These products are sold primarily to biologists at pharmaceutical and biotechnology companies, and academic and government research laboratories.  In addition, the Company sells chromatography sorbents used for protein purification through its BioSepra® subsidiary.  The Company has signed an Asset Purchase Agreement to sell its BioSepra S.A. subsidiary and other selected assets related to the BioSepra business.  This sale, which is expected to close on or about November 30, 2004, is discussed more fully in Note 13 - Subsequent Event.  Through its Biomarker Discovery Center® laboratories and process proteomics centers, the Company provides research services for paying customers and also carries on projects designed to discover, validate and patent biomarkers that may have diagnostic and/or therapeutic uses.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement have been included.  The results of operations for the interim periods shown herein are not necessarily indicative of operating results for the entire year or any other future interim period.

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

This unaudited financial data should be read in conjunction with the audited consolidated financial statements and footnotes contained in the Company’s 2003 Form 10-K.

Liquidity

From its inception through September 30, 2004, the Company has financed its operations principally with $172.5 million from the sales of products and services to customers and net proceeds from equity financings totaling approximately $145.7 million. Ciphergen also received $28.1 million of net proceeds from the sale of 4.5% convertible senior notes on August 22, 2003. These notes are due September 1, 2008.  The Company has signed an Asset Purchase Agreement to sell its BioSepra S.A. subsidiary and other selected assets related to the BioSepra business.  This sale, which is expected to close on or about November 30, 2004, is discussed more fully in Note 13 - Subsequent Event.  The Company believes that current cash resources and the proceeds from the sale will be sufficient to maintain current and planned operations at least through the end of 2005. Ciphergen currently expects to fund expenditures for capital requirements as well as liquidity needs from a combination of available cash, marketable securities, sales of assets and long-term debt. The Company may be required to raise additional capital through a variety of sources, including securities issuances, sales of assets and collaborative arrangements. If additional capital is raised through the issuance of equity or securities convertible into equity, the Company’s stockholders may experience dilution, and such securities may have rights, preferences or privileges senior to those of the holders of its common stock or convertible senior notes. If the Company obtains funds through arrangements with collaborators or strategic partners, it may be required to relinquish its rights to certain technologies or products that it might otherwise seek to retain. Additional financing may not be available to the Company on favorable terms, if at all. If Ciphergen is unable to obtain financing on acceptable terms, it may be unable to execute its business plan and it could be required to delay or reduce the scope of its operations, and it may not be able to pay off the notes if and when they come due.

2.  RECENT ACCOUNTING PRONOUNCEMENTS

In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 03-01 (“EITF 03-01”), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-01 provides guidance on other-than-temporary impairment models for marketable debt and equity securities accounted for under Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and SFAS No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations,” and non-marketable equity securities accounted for under the cost method. The EITF developed a basic three-step model to evaluate whether an investment is other-than-temporarily impaired. The effective date of the recognition and measurement provisions of EITF 03-01 has been delayed by the Financial Accounting Standards Board. The adoption of this standard is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In July 2004, the EITF issued a draft abstract for EITF Issue No. 04-08 (“EITF 04-08”), “The Effect of Contingently Convertible Debt on Diluted Earnings per Share”. EITF 04-08 reflects the Task Force’s conclusion that contingently convertible debt should be included in diluted earnings per share computations regardless of whether the market price trigger has been met. The adoption of this statement is not expected to impact the Company’s financial statement presentation as the Company is in a loss position.

3.  INVENTORIES

Inventories consisted of the following (in thousands):

	September 30, 2004	December 31, 2003
Raw materials	$4,662	$2,791
Work in process	1,066	1,320
Finished goods	5,592	4,189
	$11,320	$8,300

4.  GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets consisted of the following (in thousands):

	September 30, 2004			December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Total	Gross Carrying Amount	Accumulated Amortization	Total
Non-amortizing:
Goodwill	$3,908	$—	$3,908	$2,870	$—	$2,870
Amortizing:
Acquired completed technology	5,400	2,443	2,957	5,400	1,865	3,535
Patents	400	181	219	400	138	262
Acquired license related to litigation settlement	4,951	1,813	3,138	4,118	906	3,212
	$14,659	$4,437	$10,222	$12,788	$2,909	$9,879

During the first nine months of 2004, goodwill increased $835 as a result of the Company’s purchase of the remaining 30% equity interest in Ciphergen Biosystems KK, its Japanese subsidiary (See Note 6) and $203 due to an income tax adjustment related to the Company’s acquisition of BioSepra S.A. in 2001.  The acquired license related to the Company’s litigation settlement increased $833 as a result of cash payments made by the Company for license fees.

Amortization expense for these intangible assets was (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Acquired completed technology	$194	$193	$578	$578
Patents	14	14	43	43
Acquired license related to litigation settlement	302	302	907	605
	$510	$509	$1,528	$1,226

Annual amortization expense for these intangible assets is expected to be approximately $1,969 in 2004, $1,209 in each of the years 2005 and 2006, and $416 in 2007.  Amortization expense is expected to decrease significantly after the close of the sale of the Company’s BioSepra process chromatography business on or about November 30, 2004.

5.  WARRANTIES AND MAINTENANCE CONTRACTS

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

Changes in product warranty obligations, including separately priced maintenance obligations, were as follows (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
		2004	2003	2004	2003
Balance at the beginning of period		$3,533	$1,780	$3,442	$1,260
Add:	Costs incurred for maintenance contracts	793	505	2,001	1,605
	Revenue deferred for separately priced maintenance contracts	1,393	2,392	3,917	4,400
Less:	Settlements made under maintenance contracts	(793)	(505)	(2,001)	(1,605)
	Revenue recognized for separately priced maintenance contracts	(1,360)	(979)	(3,793)	(2,467)
Balance at end of period		$3,566	$3,193	$3,566	$3,193

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

7.  FOREIGN CURRENCY TRANSACTIONS

During the quarter ended September 30, 2004, there were no forward contracts outstanding. Net realized foreign currency gains and losses related to foreign currency forward contracts and a related intercompany loan were not material for the three and nine month periods ended September 30, 2004 and 2003.

8.  STOCK OPTIONS

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

The following table illustrates the effect on reported net loss and net loss per share if the Company had applied the fair value recognition methodology to stock-based employee compensation (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net loss as reported	$(9,529)	$(5,237)	$(30,152)	$(30,038)
Add: Employee stock-based compensation expense in reported net income, net of tax	75	310	448	1,070
Less: Employee stock-based compensation expense determined under the fair value method, net of tax	(1,137)	(1,230)	(3,492)	(3,689)
Pro forma net loss	$(10,591)	$(6,157)	$(33,196)	$(32,657)

Basic and diluted net loss per share:
As reported	$(0.33)	$(0.18)	$(1.03)	$(1.08)
Pro forma	$(0.36)	$(0.21)	$(1.14)	$(1.17)

9.  INCOME TAXES

Based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets related to the Company’s domestic operations will not be fully realizable.  Accordingly, the Company has provided a full valuation allowance against the net deferred tax assets related to its domestic operations at September 30, 2004.  The Company incurs income tax liabilities primarily in Japan, as well as in most of the other countries outside the U.S. in which it operates.

10.  COMPREHENSIVE LOSS

Comprehensive loss consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net loss	$(9,529)	$(5,237)	$(30,152)	$(30,038)
Other comprehensive income:
Net change in unrealized gains/losses on investments	6	(23)	6	(53)
Currency translation gains (losses)	119	519	(550)	1,467
Other comprehensive income (loss)	125	496	(544)	1,414
Total comprehensive loss	$(9,404)	$(4,741)	$(30,696)	$(28,624)

11.  NET LOSS PER SHARE

Basic net loss per share is calculated using the weighted average number of common shares outstanding during the period.  Because the Company is in a net loss position, diluted earnings per share is calculated using the weighted average number of common shares outstanding and excludes the effects of 8.6 million and 7.6 million potential common shares as of September 30, 2004 and 2003, respectively, that are antidilutive.  Potential common shares include shares that could be issued if all convertible senior notes were converted into common stock, common stock subject to repurchase, common stock issuable under the Company’s 2000 Employee Stock Purchase Plan, and incremental shares of common stock issuable upon the exercise of outstanding stock options.  The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Numerator:
Net loss	$(9,529)	$(5,237)	$(30,152)	$(30,038)
Denominator:
Weighted average common shares outstanding	29,341	28,821	29,223	28,015
Weighted average unvested common shares subject to repurchase	(22)	(91)	(37)	(113)
Denominator for basic and diluted calculations	29,319	28,730	29,186	27,902
Basic and diluted net loss per share	$(0.33)	$(0.18)	$(1.03)	$(1.08)

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

The following table reflects the results of the Company’s sales to external customers by similar products and services for the three and nine month periods ended September 30, 2004 and 2003 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
ProteinChip systems and related products	$6,304	$10,102	$23,354	$26,703
Process chromatography products	2,477	3,884	7,069	10,853
Services	2,251	2,086	6,901	5,621
	$11,032	$16,072	$37,324	$43,177

The Company sells most of its products and services directly to customers in North America, Europe, Japan and China, and through distributors in other parts of Asia and in Australia.  Chromatographic sorbents are also sold through distributors in parts of Europe.  Revenue for geographic regions reported below is based upon the customers’ locations.  Following is a summary of the geographic information related to revenue for the three and nine month periods ended September 30, 2004 and 2003 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenue
North America	$5,734	$7,912	$17,117	$20,348
Europe	2,675	5,470	10,965	16,481
Asia	2,623	2,690	9,242	6,348
Total	$11,032	$16,072	$37,324	$43,177

During the three and nine month periods ended September 30, 2004, sales to customers in France represented 2% and 7% of total revenue, respectively.  During each of the three and nine month periods ended September 30, 2003, sales to customers in France represented 11% of total revenue.

During the three and nine month periods ended September 30, 2004, sales to customers in Japan represented 16% and 21% of total revenue, respectively.  During the three and nine month periods ended September 30, 2003, sales to customers in Japan represented 13% and 10% of total revenue, respectively.

Long-lived assets, primarily machinery and equipment, are reported based on the location of the assets.  Long-lived asset information by geographic area as of September 30, 2004 and December 31, 2003 is presented in the following table (in thousands):

	September 30, 2004	December 31, 2003
Long - lived assets
North America	$17,859	$17,548
Europe	6,634	7,059
Asia	936	1,163
Total	$25,429	$25,770

13.  SUBSEQUENT EVENT

On October 27, 2004, the Company entered into a definitive Asset Purchase Agreement with Pall Corporation whereby the Company will sell substantially all of the assets and liabilities of Ciphergen’s BioSepra process chromatography business to Pall for consideration of approximately $32 million, net of cash and debt associated with the BioSepra business, subject to certain other adjustments as set forth in the Agreement.  The Agreement also includes certain customary representations, warranties, covenants and closing conditions, and the transaction is expected to close on or about November 30, 2004.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We have made statements under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Factors That May Affect Our Results” and in other sections of this Form 10-Q that are forward-looking statements for purposes of the safe harbor provisions under the Private Securities Litigation Reform Act of 1995.  We claim the protection of such safe harbor, and disclaim any intent or obligation to update any forward-looking statement.  You can identify these statements by forward-looking words such as “may”, “will”, “expect”, “intend”, “anticipate”, “believe”, “estimate”, “plan”, “could”, “should”, and “continue” or similar words.  These forward-looking statements may also use different phrases.  We have based these forward-looking statements on our current expectations and projections about future events.  Examples of forward-looking statements include statements about expectations of revenue increases, expectations of costs decreasing as a percentage of total revenue and otherwise, and estimated forecasts of revenue; deployment, capabilities and uses of our products; the expansion of our product portfolio, product development and product innovations; the importance of proteomics as a major focus of biology research; the ability of our products to enable proteomics research; the emerging market for process proteomics; decreasing the size of our sales and marketing organization; increased research activity at our Biomarker Discovery Center® laboratories; the anticipated timing and results of the sale of our BioSepra process chromatography business; securing commercial rights to discoveries at our Biomarker Discovery Center laboratories; trends in our business; revenue growth; decreasing costs, including research and development, and general and administrative costs; anticipated savings resulting from cost-cutting measures implemented; expected levels of capital expenditures; the period of time for which our existing financial resources and interest income will be sufficient to enable us to maintain current and planned operations; and our plans for mitigating foreign currency exchange risks.  These statements are subject to risks and uncertainties that could cause actual results to differ materially, including the risks set forth under the caption “Factors That May Affect Our Results” in this Form 10-Q and the similar factors and risks outlined in our other filings with the Securities and Exchange Commission (“SEC”).

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

In 2001, we introduced the ProteinChip Biomarker System, which utilizes sophisticated third-party software to automate pattern recognition-based statistical analysis methods and correlate protein expression patterns from clinical samples with disease phenotypes.  We also began selling the Biomek® 2000 Workstation, a robotic accessory which is manufactured by Beckman Coulter and which has been optimized for use with our ProteinChip Biomarker System to increase sample throughput and reproducibility.  In addition, we expanded our product offering with a SELDI ProteinChip interface to high-end tandem mass spectrometers, which we developed and which is manufactured for us by a third party manufacturing company.  On July 31, 2001, Ciphergen acquired the BioSepra® process chromatography business from Invitrogen Corporation.  BioSepra S.A., a wholly-owned subsidiary of Ciphergen located near Paris, France, currently has 58 employees who develop, manufacture and market products for the large-scale process chromatography market and provide related contracted services.  We have integrated the BioSepra business into our sales and marketing organization and are offering a line of products to address process proteomics, an emerging market driven by pharmaceutical company demand to produce proteins for research, development and therapeutic manufacturing purposes.

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

We have used our resources primarily to develop and expand our proprietary ProteinChip Systems and related consumables and to establish a marketing and sales organization for commercialization of our products.  We have also used our resources to establish Biomarker Discovery Center laboratories to provide research services to our clients, to foster further adoption of our products and technology, and to discover biomarkers that we seek to patent for diagnostic and other purposes.  In early 2004, Ciphergen formed a Diagnostics Division and increased its efforts to discover protein biomarkers and panels of biomarkers that can be developed into protein molecular diagnostic tests that improve patient care.  In addition, we acquired the BioSepra process chromatography business which expanded our proteomics products business.  We also used our funds to establish a joint venture to distribute our products in Japan and to increase our ownership in the joint venture to 100%.  Since our inception we have incurred significant losses and as of September 30, 2004, we had an accumulated deficit of $170.7 million.

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

Our expenses have consisted primarily of  materials, labor and overhead costs to manufacture our ProteinChip Systems, ProteinChip Arrays and chromatography sorbents, marketing and sales activities, research and development programs, litigation, and general and administrative costs associated with our operations.  We expect our cost of revenue to decline in 2004 relative to 2003 due to lower unit sales of our ProteinChip Systems and chromatography sorbents in 2004, and the fact that in 2003 cost of revenue included litigation settlement costs.  We also expect cost of revenue to decrease as a percent of total revenue as a result of the fact that approximately $1.6 million of materials costs related to the ProteinChip System, Series 4000 were previously expensed to research and development.  We expect our research and development expenses to decrease in 2004 relative to 2003 due to the transition of the ProteinChip System, Series 4000 into manufacturing and scaling back selected other projects, partly offset by increased efforts at our Biomarker Discovery Center laboratories to discover, validate and patent biomarkers that may have diagnostic and/or therapeutic utility.  We expect our selling expenses to increase in 2004 relative to 2003 as we increase our promotional activities and launch the new ProteinChip System, Series 4000. We expect our general and administrative expenses to decrease slightly in 2004 relative to 2003; reduced litigation costs and deferred stock-based compensation are expected to be largely offset by the costs of complying with the Sarbanes-Oxley Act of 2002 and the addition of other necessary infrastructure to support the increased worldwide activities and complexities of our business.  As a result, we expect to incur losses for at least the next year.  Our current level of revenue is insufficient for us to become profitable.  To become profitable, we will need to increase unit sales of our ProteinChip Systems and Arrays as well as begin achieving revenue from our Diagnostics Division.

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

In July 2004, we took actions to reduce our operating expenses, including headcount reductions, scaling back selected early stage research programs and reducing certain other operating expenses.  These cost control measures generally involved the Biosystems Division, leaving our Diagnostics Division largely unaffected.  Operating expenses in the third quarter of 2004 were $2.3 million less than in the second quarter of 2004, largely as a result of these actions.

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

On October 27, 2004, the Company entered into a definitive Asset Purchase Agreement with Pall Corporation whereby the Company will sell substantially all the assets and liabilities of Ciphergen’s BioSepra process chromatography business to Pall for consideration of approximately $32 million, net of cash and debt associated with the BioSepra business, subject to certain other adjustments as set forth in the Agreement.  The Agreement also includes certain customary representations, warranties, covenants and closing conditions, and the transaction is expected to close on or about November 30, 2004.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2004 AND SEPTEMBER 30, 2003

PRODUCT REVENUE.  Product revenue decreased to $8.8 million in the third quarter of 2004 from $14.0 million for the same period in 2003, a decrease of $5.2 million or 37%.  The decrease was primarily the result of decreased unit sales and price reductions for ProteinChip Systems, as well as lower sales of BioSepra chromatographic sorbents.  These decreases were partially offset by an increase in revenue from the sale of ProteinChip Arrays and consumables.

Product revenue decreased to $30.4 million in the first nine months of 2004 from $37.6 million for the same period in 2003, a decrease of $7.1 million or 19%.  The decrease was primarily the result of decreased unit sales and price reductions for ProteinChip Systems, as well as lower sales of BioSepra chromatographic sorbents.  These decreases were partially offset by an increase in revenue from the sale of ProteinChip Arrays and consumables.

SERVICE REVENUE.  Service revenue increased to $2.3 million in the third quarter of 2004 from $2.1 million for the same period in 2003, an increase of $165,000 or 8%.  This increase was primarily due to an increase in revenue from maintenance contracts driven by growth in our installed base, and an increase in revenue from training and consulting services. These increases were partially offset by a decrease in revenue from collaboration services handled through our Biomarker Discovery Center laboratories.  Recently, we have de-emphasized the use of our Biomarker Discovery Center laboratories to perform fee-for-service projects in favor of using these resources for our internal projects targeting the discovery and development of diagnostics.

Service revenue increased to $6.9 million in the first nine months of 2004 from $5.6 million for the same period in 2003, an increase of $1.3 million or 23%.  This increase was primarily due to an increase in revenue from maintenance contracts driven by growth in our installed base, and an increase in revenue from training and consulting services.  These increases were partially offset by a decrease in revenue from collaboration services handled through our Biomarker Discovery Center laboratories.

Based on the introduction of the ProteinChip System, Series 4000 and associated marketing programs, the timing of anticipated process chromatography sorbent orders, seasonality, and the expectation that we will close the sale of our BioSepra process chromatography business to Pall Corporation on or about November 30, 2004, we expect revenue in the fourth quarter of 2004 to be approximately $11 to $13 million.

COST OF PRODUCT REVENUE.  Cost of product revenue decreased to $2.8 million in the third quarter of 2004, from $4.8 million for the same period of 2003, a decrease of $2.0 million or 42%.  Cost of revenue for ProteinChip Systems declined $1.3 million, largely the result of lower unit sales volume.  Cost of revenue also decreased in line with lower sales volumes for chromatographic sorbents.  The gross margin for product revenue increased to 68% in the third quarter of 2004, compared to 66% in the same period of 2003.  This improvement resulted primarily from selling items that had been previously expensed to research and development before the ProteinChip System, Series 4000 achieved technological feasibility, but was partially offset by increases to inventory obsolescence reserves largely related to older products being obsoleted by our new product launch, and price reductions for our ProteinChip Systems.  The amortization of expenses associated with our litigation settlement reduced the gross margin for product revenue in the third quarters of both 2004 and 2003 by approximately 2%. Stock-based compensation expense in cost of product revenue was $7,000 in the third quarter of 2004 compared to $17,000 in the same period of 2003.

Cost of product revenue decreased to $10.9 million in the first nine months of 2004 from $12.6 million for the same period in 2003, a decrease of $1.7 million or 14%.  Cost of revenue for ProteinChip Systems declined approximately $1.0 million, largely due to decreased unit sales of ProteinChip Systems.  Cost of revenue also declined due to lower sales volumes of BioSepra chromatographic sorbents.  The gross margin for product revenue declined to 64% in the first nine months of 2004, compared to 66% in the same period of 2003.  The decrease was mainly due to increases to inventory obsolescence reserves largely related to older products being obsoleted by our new product launch, expenses related to contracted raw materials purchases that could not be cancelled, higher discounts and price reductions on ProteinChip Systems and lower production volumes of BioSepra chromatographic sorbents.  The amortization of expenses associated with our litigation settlement also reduced the gross margin for product revenue in the first nine months of 2004 by approximately 2% compared to 1% in the same period of 2003. Stock-based compensation expense in cost of product revenue was $32,000 in the first nine months of 2004 compared to $64,000 in the same period of 2003.

COST OF SERVICE REVENUE.  Cost of service revenue increased to $1.1 million in the third quarter of 2004 from $939,000 for the same period in 2003, an increase of $129,000 or 14%.  This increase was primarily the result of increased field service costs to provide service for a greater number of maintenance contracts, partially offset by lower cost of revenue associated with collaborative services performed by Biomarker Discovery Center laboratories.  The gross margin for service revenue decreased to 53% in the third quarter of 2004, compared to 55% in the same period of 2003.  This decrease was mainly due to lower gross margins for field service, as well as a lower overall gross margin on revenue-generating contracts at our Biomarker Discovery Center laboratories in the third quarter of 2004.  The amortization of expenses associated with our litigation settlement also reduced the gross margin in the third quarter of 2004 for service revenue by approximately 4% compared to 3% in the same quarter of 2003.

Cost of service revenue increased to $3.2 million in the first nine months of 2004 from $2.7 million for the same period in 2003, an increase of $497,000 or 19%.  This increase was primarily the result of increased field service costs to provide service for a greater number of maintenance contracts, and increased collaboration expenses associated with revenue-generating contracts at our Biomarker Discovery Center laboratories.  The gross margin for service revenue increased to 54% in the first nine months of 2004, compared to 53% in the same period of 2003.  This improvement was mainly due to improved operating efficiencies of our field service team.  This increase was partially offset by a lower overall gross margin on revenue-generating contracts at our Biomarker Discovery Center laboratories during the first nine months of 2004.  The amortization of expenses associated with our litigation settlement also reduced the gross margin for service revenue in the first nine months of 2004 by approximately 3% compared to 2% in the same period of 2003.

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

The total cost of the litigation settlement amounted to $20.8 million, of which $7.3 million was attributed to periods prior to April 1, 2003 and expensed as a non-recurring item in the second quarter of 2003. $907,000 was amortized to cost of revenue for the remainder of 2003, $907,000 was amortized to cost of revenue in the first nine months of 2004, and the remaining $11.7 million will be amortized to cost of revenue in future periods up to the second quarter of 2014.

We expect our overall gross margin to be in the 66% to 72% range during the fourth quarter 2004.  For the next several quarters, gross margins from sales of the ProteinChip System, Series 4000 will benefit from the fact that approximately $1.6 million in associated materials costs were previously expensed to research and development during the period when the Series 4000 was being developed and technological feasibility had not yet been established.

RESEARCH AND DEVELOPMENT EXPENSES.  Research and development expenses decreased to $4.7 million in the third quarter of 2004 from $5.4 million for the same period in 2003, a decrease of $721,000 or 13%.  The decrease was largely due to a decrease of  $377,000 in payroll and related expenses as a result of a 25% reduction in research and development headcount.  Materials and supplies used in the development of new products declined by $207,000.  These decreases resulted from completing the development of the ProteinChip System, Series 4000, as well as scaling back selected early stage research programs.  Stock-based compensation expense in research and development was a credit of $12,000 in the third quarter of 2004, compared to $46,000 of expense in the same quarter of 2003.  Stock-based compensation was reversed in the third quarter of 2004 largely due to the cancellation of unvested stock options for employees whose employment with the Company ended during the quarter.

Research and development expenses decreased to $16.8 million in the first nine months of 2004 from $18.8 million for the same period in 2003, a decrease of $2.0 million or 10%.  The decrease was largely due to a 25% decline in research and development headcount, resulting in a reduction of payroll and related costs of approximately $1.3 million.  Materials and supplies used in the development of new products decreased by approximately $503,000.  These decreases resulted from completing the development of the ProteinChip System, Series 4000, as well as scaling back selected early stage research programs.  Stock-based compensation expense in research and development was $19,000 in the first nine months of 2004, compared to $171,000 in the same period of 2003.

We expect research and development expenses to decrease in 2004 relative to 2003 due to the transition of the ProteinChip System, Series 4000 into manufacturing and scaling back selected other projects, partially offset by increased efforts at our Biomarker Discovery Center laboratories to discover, validate and patent biomarkers that may have diagnostic and/or therapeutic utility.

SALES AND MARKETING EXPENSES.  Sales and marketing expenses increased to $7.4 million in the third quarter of 2004 from $6.0 million for the same period in 2003, an increase of $1.5 million or 24%.  The increase was largely due to an 11% increase in headcount, resulting in an increase in payroll and related costs of approximately $512,000, promotional activities and travel, which increased approximately $518,000 largely related to the introduction of the ProteinChip System, Series 4000, and internal consumption of ProteinChip Arrays and other consumables for customer demonstrations and support, which increased approximately $300,000.  Stock-based compensation expense in sales and marketing was a credit of $12,000 in the third quarter of 2004, compared to $58,000 in the same quarter of 2003.  Stock-based compensation was reversed in the third quarter of 2004 largely due to the cancellation of unvested stock options for employees whose employment with the Company ended during the quarter.

Sales and marketing expenses increased to $22.8 million in the first nine months of 2004 from $17.9 million for the same period in 2003, an increase of $4.8 million or 27%.  This increase was primarily due to higher payroll and related costs as a result of an 11% increase in the sales and marketing staff, thereby increasing payroll and related costs approximately $1.9 million.  Promotional activities and travel also increased approximately $1.7 million, largely related to the introduction of the ProteinChip System, Series 4000.  Stock-based compensation expense in sales and marketing was $64,000 in the first nine months of 2004 compared to $207,000 in the same period of 2003.

We expect sales and marketing expenses to increase in 2004 relative to 2003 as we increase our promotional activities and launch the ProteinChip System, Series 4000.

GENERAL AND ADMINISTRATIVE EXPENSES.  General and administrative expenses increased to $3.6 million in the third quarter of 2004 from $3.3 million for the same period in 2003, an increase of $291,000 or 9%.  The increase was largely driven by a $295,000 increase in consulting and outside service fees, and a $229,000 increase in payroll and related costs, but partially offset by a $216,000 reduction in legal fees and a decrease of $116,000 in stock-based compensation expense.  Administrative headcount increased approximately 10% as we added resources for our Diagnostics Division.  Consulting and audit fees related to compliance with Section 404 of the Sarbanes-Oxley Act of 2002 added approximately $290,000 to our administrative costs in the third quarter.  Stock-based compensation expense in administration was $86,000 in the third quarter of 2004, compared to $202,000 in the same quarter of 2003.

General and administrative expenses decreased to $11.2 million in the first nine months of 2004 from $12.3 million for the same period in 2003, a decrease of $1.0 million or 8%.  This decrease was largely driven by a $2.2 million decrease in legal fees following the settlement of our litigation in the second quarter of 2003, and a decrease of $366,000 in stock-based compensation expense.  These decreases were partially offset by a 10% increase in administrative staff, thereby increasing payroll and related costs by approximately $482,000, and higher consulting and outside service fees of approximately $503,000.  Consulting and audit fees related to compliance with Section 404 of the Sarbases-Oxley Act of 2002 added approximately $420,000 to our administrative costs in the first nine months of 2004.  Stock-based compensation expense in administration was $314,000 in the first nine months of 2004 compared to $680,000 in the same period of 2003.

We expect general and administrative expenses to decrease slightly in 2004 relative to 2003; reduced litigation costs and deferred stock-based compensation are expected to be largely offset by the costs of complying with the Sarbanes-Oxley Act of 2002 and the addition of other necessary infrastructure to support the increased worldwide activities and complexities of our business.

AMORTIZATION OF INTANGIBLE ASSETS.  Amortization of acquired completed technology and patents during the third quarter of 2004 was $208,000, virtually unchanged from the third quarter of 2003.

Amortization of acquired completed technology and patents during the first nine months of 2004 was $622,000, virtually unchanged from the same period of 2003.  The amount of amortization is expected to decrease significantly after the close of the sale of our BioSepra process chromatography business on or about November 30, 2004.

INTEREST AND OTHER INCOME (EXPENSE), NET. Interest income in the third quarter of 2004 was $95,000 compared to $148,000 in the same quarter of 2003.  The decrease was primarily due to lower average investment balances.  Interest expense in the third quarter of 2004 was $523,000 compared to $259,000 in the same quarter of 2003.  The increase was largely due to the issuance of $30.0 million of convertible senior notes in August 2003.  Approximately $135,000 of the interest expense in the third quarter of 2004 was non-cash, attributable to amortization of the beneficial conversion feature associated with the notes.  Other income (expense) in the third quarter of 2004 was a net expense of $221,000 compared to a net expense of $13,000 in the same quarter of 2003.  The net expense in the third quarter of 2004 resulted primarily from losses on disposals of fixed assets and the amortization of the offering costs related to the convertible senior notes.

Interest income in the first nine months of 2004 was $390,000 compared to $507,000 in the same period of 2003.  The decrease was primarily due to lower average investment balances.  Interest expense in the first nine months of 2004 was $1.6 million compared to $329,000 in the same period of 2003.  The increase was largely due to the issuance of $30.0 million of convertible senior notes in August 2003. Approximately $401,000 of that interest expense was non-cash, attributable to amortization of the beneficial conversion feature associated with the notes.  Other income (expense) in the first nine months of 2004 was a net expense of $411,000 compared to a net expense of $14,000 in the same period of 2003.  The net expense in the first nine months of 2004 resulted primarily from the amortization of the offering costs related to the convertible senior notes.

PROVISION FOR INCOME TAXES.  The provision for income taxes in the third quarter of 2004 was $121,000, compared to $526,000 in the same quarter of 2003.  The decrease was primarily due to lower projected income related to our French subsidiary in 2004.

The provision for income taxes in the first nine months of 2004 was $352,000 compared to $1.2 million in the same period of 2003.  The decrease was primarily due to lower projected income related to our French subsidiary, partially offset by higher profits projected in Japan.  In 2003, we began to provide for income taxes related to BioSepra, as previously accumulated net operating loss carryforwards were fully utilized during 2003.  In 2004, we began to provide for income taxes related to Ciphergen Biosystems KK, our Japanese subsidiary, as previously accumulated net operating loss carryforwards are expected to be fully utilized in 2004.

LIQUIDITY AND CAPITAL RESOURCES

From our inception through September 30, 2004, we have financed our operations principally with $172.5 million from the sales of products and services to customers and net proceeds from equity financings totaling approximately $145.7 million.  This includes net proceeds of $92.4 million from our initial public offering in September 2000 and net proceeds of $26.9 million from our Series E Preferred Stock financing in March 2000.  We also received $28.1 million of net proceeds from the sale of 4.5% convertible senior notes on August 22, 2003.  These notes are due September 1, 2008.  Cash, cash equivalents and investments in securities at September 30, 2004 were $19.0 million, compared to $47.3 million at December 31, 2003.  Working capital at September 30, 2004 was $24.4 million, compared to $52.0 million at December 31, 2003.  The decrease in working capital was principally due to funding our operating losses.  Long-term debt and capital lease balances at September 30, 2004 totaled $32.1 million compared to $31.9 million at December 31, 2003.

Net cash used in operating activities was $23.4 million in the first nine months of 2004 compared to $20.1 million in the first nine months of 2003.  Revenue decreased by approximately $5.9 million for the first nine months of 2004 compared to the first nine months of 2003, but cash collected for both periods was comparable due to improved collections in 2004.  Cash was used to fund inventory purchases and operating expenses for the first nine months of 2004.  As a result of obtaining an equipment financing loan in June 2003 and issuing convertible senior notes in August 2003, more cash was used to pay interest in 2004 compared to 2003.  Interest paid was approximately $1.6 million for the first nine months of 2004 compared to $117,000 for the first nine months of 2003.  Net cash used in operating activities in the first nine months of 2003 was primarily to fund inventory purchases and operating expenses. In addition, a $3.0 million cash payment was made to LumiCyte in May 2003 as a result of our litigation settlement.

Net cash provided by investing activities was $4.8 million in the first nine months of 2004 compared to net cash used in investing activities of $2.3 million in the first nine months of 2003.  Net cash provided by investing activities in the first nine months of 2004 consisted of maturities of investment securities of $10.2 million, partially offset by property and equipment purchases of $3.4 million and acquisition of the remaining 30% ownership in Ciphergen Biosystems KK for $1.0 million.  Net cash used in investing activities in the first nine months of 2003 primarily consisted of net property and equipment purchases of $3.9 million, partially offset by net maturities of investment securities of $1.9 million.  We expect to acquire additional capital equipment on an ongoing basis as we increase capacity and improve capabilities.  We anticipate capital expenditures of approximately $4 million in 2004.

Net cash provided by financing activities was $1.2 million in the first nine months of 2004 compared to $30.6 million in the first nine months of 2003.  Net cash provided by financing activities in the first nine months of 2004 consisted of issuances of common stock under our stock option and employee stock purchase plans of $882,000, the repayment of stockholder loans in the aggregate principal amount of $499,000, and a $601,000 increase in capital leases for improvements to our facility in France.  These were partially offset by the repayment of capital lease obligations of $271,000 and principal repayments of an equipment financing loan of $491,000.  Net cash provided by financing activities in the first nine months of 2003 primarily consisted of $28.2 million of net proceeds from the issuance of convertible senior notes after offering costs of approximately $1.8 million.  In addition, during the second quarter of 2003, we entered into a three-year loan agreement with GE Capital Corporation to finance up to $5.0 million of capital equipment purchases.  As of September 30, 2003, we had financed approximately $2.1 million of capital equipment purchases through this facility at an annual interest rate of 7.48%.  There were also repayments of three stockholder loans in the aggregate principal amount of $197,000, and the issuance of common stock under our stock option plans of $894,000, offset by the repayment of capital lease obligations of $605,000 and repayments of the GE loan of $156,000.

We believe that current cash resources and the proceeds from the sale of our BioSepra business will be sufficient to maintain current and planned operations at least through the end of 2005.  Ciphergen currently expects to fund expenditures for capital requirements as well as liquidity needs from a combination of available cash, marketable securities, sales of assets and long-term debt.  We may be required to raise additional capital through a variety of sources, including securities issuances, sales of assets and collaborative arrangements.  If additional capital is raised through the issuance of equity or securities convertible into equity, our stockholders may experience dilution, and such securities may have rights, preferences or privileges senior to those of the holders of our common stock or the notes.  If we obtain funds through arrangements with collaborators or strategic partners, we may be required to relinquish our rights to certain technologies or products that we might otherwise seek to retain.  Additional financing may not be available to us on favorable terms, if at all.  If we are unable to obtain financing on acceptable terms, we may be unable to execute our business plan and we could be required to delay or reduce the scope of our operations and we may not be able to pay off the senior notes or the capital equipment loan if and when they come due.

The following summarizes Ciphergen’s contractual cash obligations at September 30, 2004 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Total	Less than 1 Year	1-3 Years	4-5 Years	Beyond 5 Years
Contractual cash obligations(1):
Capital lease obligations	$2,907	$402	$848	$916	$741
Equipment financing loan	1,261	700	561	—	—
Convertible senior notes(2)	30,000	—	—	30,000	—
Non-cancelable collaboration obligations	278	278	—	—	—
Non-cancelable operating lease obligations	16,006	4,399	7,693	3,603	311
Purchase obligations(3)	372	372	—	—	—

Total contractual cash obligations	$50,824	$6,151	$9,102	$34,519	$1,052

(1)   Principal amounts, not including interest.

(2)   Excludes the beneficial conversion feature amounting to $2,677, less related amortization of $594.

(3)          Purchase obligations include agreements to purchase inventory that are enforceable and legally binding on Ciphergen and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.  Purchase obligations exclude agreements that are cancelable without penalty.

Ciphergen has complied with all covenants or other requirements set forth in its credit agreements.  We have also entered into a cancelable commitment to fund a Biomarker Discovery Center laboratory at The Johns Hopkins University School of Medicine which totals $685,000 in 2005.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 2 of the Unaudited Condensed Consolidated Financial Statements for a description of recent accounting pronouncements, including the respective dates of adoption and effects on results of operations and financial condition.

FACTORS THAT MAY AFFECT OUR RESULTS

We expect to continue to incur net losses in 2004 and 2005.  If we are unable to significantly increase our revenues or significantly decrease our expenses, we may never achieve profitability.

From our inception in December 1993 through September 30, 2004, we have generated cumulative revenue of approximately $172.5 million and have incurred net losses of approximately $170.7 million.  We have experienced significant operating losses each year since our inception and expect these losses to continue for at least the next several quarters.  For example, we experienced net losses of approximately $25.8 million in 2001, $29.1 million in 2002, $36.7 million in 2003, and $30.2 million in the first nine months of 2004.  Our losses have resulted principally from costs incurred in research and development, sales and marketing, litigation, and general and administrative costs associated with our operations.  These costs have exceeded our gross profit which, to date, has been generated principally from product sales.  We expect to incur additional operating losses and these losses may be substantial as a result of increases in expenses for manufacturing, marketing and sales, research and product development, and general and administrative costs.  We may never achieve profitability.  Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

Our success depends on our ability to continue to expand commercial sales of our ProteinChip Systems, including our ProteinChip Arrays, develop new, higher performance, easier to use versions of proteomic systems, and leverage our chromatography product expertise.  In particular, our success will depend on our success in marketing our next generation ProteinChip System, the Series 4000.  We may encounter difficulties in developing new, higher performance products or producing our current proteomic systems on a timely basis, we may not be able to produce them economically, we may fail to achieve expected performance levels, or we may fail to gain industry acceptance of such products.  We also may be unable to leverage our chromatography product expertise in conjunction with our ProteinChip technology to expand commercial sales of our ProteinChip Systems and chromatography products.

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

One element of our business strategy is to operate Biomarker Discovery Center laboratories in part through partnerships with academic and government research centers and pharmaceutical and biotechnology companies in order to increase adoption of our products and technology.  Although we are currently in negotiation with additional potential partners and clients, to date we have entered into only a few such arrangements.  Failure to enter into additional arrangements or expand existing relationships could limit adoption of our products and prevent us from generating additional revenue through commercialization of biomarker discoveries.

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

Legislative actions, potential new accounting pronouncements and higher compliance costs are likely to adversely impact our future financial position and results of operations.

Compliance with changing regulation of corporate governance and public disclosure will result in additional expenses.  Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and Nasdaq National Market listing requirements, are creating uncertainty for companies such as ours and compliance costs are increasing as a result of this uncertainty and other factors.  Specifically, we are undergoing a comprehensive effort to comply with Section 404 of the Sarbanes-Oxley Act of 2002.  We remain committed to maintaining high standards of corporate governance and public disclosure.  As a result, we intend to invest all reasonably necessary resources to comply with evolving standards, and this investment will result in increased general and administrative expenses and may cause a diversion of management time and attention from revenue-generating activities to compliance activities.

We may identify deficiencies during the testing phase of compliance under the Sarbanes-Oxley Act of 2002.

We are currently undergoing a comprehensive effort to comply with Section 404 of the Sarbanes-Oxley Act of 2002.  Compliance is required as of December 31, 2004.  This effort includes documenting and testing our internal controls and providing management’s evaluation of these controls.  We have prepared an internal plan of action for compliance, which includes a timeline and scheduled activities with respect to preparation of such evaluation.  Our efforts to comply with Section 404 and related regulations regarding our management’s required assessment of internal controls over financial reporting and our independent auditors’ attestation of that assessment has required, and continues to require, the commitment of significant financial and managerial resources.  While we anticipate being able to implement the requirements relating to internal controls and other aspects of Section 404 in a timely fashion, we cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of the same on our operations, since there is no precedent available by which to measure compliance adequacy.  There is no assurance that we will not identify material weaknesses in our internal controls as defined by the Public Company Accounting Oversight Board from our testing, or that we will be able to comply with the requirements of Section 404 by the December 31, 2004 deadline.  If we fail to complete this evaluation on time, or our auditors cannot attest timely to our evaluation, we could be subject to regulatory investigations or sanctions, costly litigation or a loss of public confidence in our internal controls, which could have an adverse effect on our business and our stock price.

Future changes in financial accounting standards or practices may cause adverse unexpected fluctuations and affect our reported results of operations.

For example, any changes requiring that we record compensation expense in the statement of operations for employee stock options using the fair value method or changes in existing taxation rules related to stock options could have a significant negative effect on our reported results. Several agencies and entities are considering, and the Financial Accounting Standards Board (“FASB”) has announced, a change to generally accepted accounting principles in the U.S. that will require us to record charges to earnings for employee stock option grants. This requirement will negatively impact our earnings. In addition, the FASB has proposed a choice of valuation models to estimate the fair value of employee stock options. These models, including the Black-Scholes option-pricing model, use varying methods and inputs and may yield significantly different results. If another party asserts that the fair values of our employee stock options are misstated, securities class action litigation could be brought against us and/or the market price of our common stock could decline.

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

We may face problems with the pending sale of our BioSepra process chromatography business.

On October 28, 2004, we announced the signing of a definitive agreement to sell substantially all the assets and liabilities of our BioSepra process chromatography business to Pall Corporation for approximately $32 million, net of cash and debt associated with the BioSepra business, subject to certain other adjustments as set forth in the agreement. The asset sale is expected to close within 45 days of the date of the definitive agreement. We cannot be certain that the sale of our BioSepra process chromatography business will close or be successful or that we will realize the anticipated benefits of the sale.

We may need to raise additional capital in the future, and if we are unable to secure adequate funds on terms acceptable to us, we may be unable to execute our business plan.

We currently believe that current cash resources and the proceeds from the sale of our BioSepra business will be sufficient to meet our anticipated financial needs at least through the end of 2005.  However, we may need to raise additional capital sooner in order to develop new or enhanced products or services, increase our Biomarker Discovery Center laboratory activities undertaken for our own account, or acquire complementary products, businesses or technologies. If we are unable to obtain financing, or to obtain it on acceptable terms, we may be unable to successfully execute our business plan.

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

Ciphergen is highly dependent on its executive officers, senior scientists, engineers and sales people.  In certain countries, a few key individuals are important to our local success.  Our product development and marketing efforts could be delayed or curtailed if we lose the services of any of these people.  To expand our research, product development and sales efforts, we need additional people skilled in areas such as bioinformatics, biochemistry, information services, manufacturing, sales, marketing and technical support.  Competition for qualified employees is intense.  We will not be able to expand our business if we are unable to hire, train and retain a sufficient number of qualified employees.  In addition, several agencies and entities are considering, and the FASB has announced, proposals to change generally accepted accounting principles in the U.S. that, if implemented, would require us to significantly change the manner in which we compensate our employees, which could considerably impact our ability to recruit and retain qualified employees.

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

We conduct business globally.  Accordingly, our future results could be materially adversely affected by a variety of uncontrollable and changing factors including, among others, foreign currency exchange rates; regulatory, political, or economic conditions in a specific country or region; trade protection measures and other regulatory requirements; and natural disasters.  In certain countries, a few key individuals are important to our local success.  Any or all of these factors could have a material adverse impact on our future international business.  In addition, Ciphergen has operations in China.  Under its current leadership, the Chinese government has been pursuing economic reform policies, including the encouragement of foreign trade and investment and greater economic decentralization. The Chinese government may not continue to pursue these policies and, even if it does continue, these policies may not be successful. The Chinese government may also significantly alter these policies from time to time. In addition, China does not currently have a comprehensive and highly developed legal system, particularly with respect to the protection of intellectual property rights. As a result, enforcement of existing and future laws and contracts is uncertain, and the implementation and interpretation of such laws may be inconsistent. Such inconsistency could lead to piracy and degradation of our intellectual property protection.

We are exposed to fluctuations in the exchange rates of foreign currency.

As a global concern, we face exposure to adverse movements in foreign currency exchange rates.  With our ownership of BioSepra S.A. and Ciphergen Biosystems KK, a significant percentage of our net sales are exposed to foreign currency risk.  These exposures may change over time as business practices evolve and could have a material adverse impact on our financial results.

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

Future sales of substantial amounts of our common stock in the public market, or the perception that such sales are likely to occur, could affect prevailing trading prices of our common stock and the value of the notes.  As of September 30, 2004, we had:

•                                          29,353,670 shares of common stock outstanding;

•                                          5,245,670 shares of common stock reserved for issuance upon exercise of options outstanding under our stock option plans with a weighted average exercise price of $6.03 per share;

•                                          in addition to the shares reserved for issuance upon the exercise of options referred to in the preceding bullet point, 950,566 shares reserved for future issuance under our stock option plans and employee stock purchase plan; and

•                                          96,750 shares of common stock potentially issuable to Stanford Research Systems, Inc.  under a development contract if certain milestones are met.

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

INTEREST RATE SENSITIVITY

The fair value of our investments in marketable securities at September 30, 2004 was $4.1 million, with a weighted-average maturity of 94 days and a weighted-average interest rate of 2.26%.

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

The functional currencies of BioSepra S.A. and Ciphergen Biosystems KK are the euro and yen, respectively. Accordingly, the accounts of these operations are translated from the local currency to the U.S. dollar using the current exchange rate in effect at the balance sheet date for the balance sheet accounts, and using the average exchange rate during the period for revenue and expense accounts. The effects of translation are recorded in accumulated other comprehensive income as a separate component of stockholders’ equity. The net tangible assets of our non-U.S. operations, excluding intercompany debt, were $20.2 million at September 30, 2004.

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

During the quarter ended September 30, 2004, there were no forward contracts outstanding.  Net realized foreign currency gains and losses related to foreign currency forward contracts and a related intercompany loan were not material for the three and nine month periods ended September 30, 2004 and 2003.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2004, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, Ciphergen’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that Ciphergen’s disclosure controls and procedures (as defined in Rules 13(a) — 15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) were effective in ensuring that information required to be disclosed by Ciphergen in this report and in other reports it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes In Internal Control Over Financial Reporting

There have been no changes in Ciphergen’s internal controls over financial reporting or in other factors during the most recent fiscal quarter that have materially affected, or could be reasonably likely to materially affect, our internal controls over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits have been filed with this report:

3.2 *	Amended and Restated Certificate of Incorporation of Registrant
3.4 *	Amended and Restated Bylaws of Registrant
3.5 **	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Ciphergen Biosystems, Inc.
4.1*	Form of Registrant’s Common Stock Certificate
4.2 **	Preferred Shares Rights Agreement dated March 20, 2002 between Ciphergen Biosystems, Inc. and Continental Stock Transfer & Trust Company
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 (a) of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 (a) of the Sarbanes-Oxley Act of 2002
32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Dated: November 9, 2004

CIPHERGEN BIOSYSTEMS, INC.

(Registrant)

/s/ William E. Rich
William E. Rich, Ph.D.
President, Chief Executive Officer and Director

/s/ Matthew J. Hogan
Matthew J. Hogan
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit Title
3.2 *	Amended and Restated Certificate of Incorporation of Registrant
3.4 *	Amended and Restated Bylaws of Registrant
3.5 **	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Ciphergen Biosystems, Inc.
4.1 *	Form of Registrant’s Common Stock Certificate
4.2 **	Preferred Shares Rights Agreement dated March 20, 2002 between Ciphergen Biosystems, Inc. and Continental Stock Transfer & Trust Company
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 (a) of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 (a) of the Sarbanes-Oxley Act of 2002
32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Incorporated by reference to exhibits (with same exhibit number) to Ciphergen Biosystems’ Registration Statement on Form S-1 (File No. 333-32812) declared effective on September 28, 2000.

**  Incorporated by reference to our Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on March 21, 2002.