Form 10-K
period 2004-12-31
CIPHERGEN BIOSYSTEMS INC
filed 2005-03-22
CIK 926617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT UNDER SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-31617

CIPHERGEN BIOSYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Delaware	33-059-5156
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Ciphergen Biosystems, Inc.
6611 Dumbarton Circle
Fremont, CA 94555
(510) 505-2100

(Address, including zip code, of registrant’s principal executive offices and telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: none

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒ No ☐

The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $131.9 million as of June 30, 2004, based upon the closing price on the Nasdaq National Market reported for such date. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose. The number of shares outstanding of the Registrant’s common stock on February 28, 2005 was 29,475,663 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its 2005 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed with the Securities and Exchange Commission, are incorporated by reference into Part III of this Form 10-K Report.

CIPHERGEN BIOSYSTEMS, INC.
FORM 10-K
INDEX

PART I

We have made statements under the captions “Business”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Factors That May Affect Our Results” and in other sections of this Form 10-K that are forward-looking statements. You can identify these statements by forward-looking words such as “may”, “will”, “expect”, “intend”, “anticipate”, “believe”, “estimate”, “plan”, “could”, “should” and “continue” or similar words. These forward-looking statements may also use different phrases. We have based these forward-looking statements on our current expectations and projections about future events. Examples of forward-looking statements include statements about projections of our future revenue, gross margin, results of operations and financial condition; anticipated deployment, capabilities and uses of our products and our product development activities and product innovations; the importance of proteomics as a major focus of biology research; the ability of our products to enable proteomics research; competition and consolidation in the markets in which we compete; existing and future collaborations and partnerships; our ability to operate and expand our Biomarker Discovery Center® laboratories and secure the commercial rights to biomarkers discovered at our Biomarker Discovery Center laboratories; the utility of biomarker discoveries and the effectiveness of our Biomarker Discovery Center laboratories; our ability to comply with applicable government regulations; our ability to expand and protect our intellectual property portfolio; increasing the future sales volumes of consumables; increasing general and administrative costs; decreasing sales and marketing and research and development costs; anticipated future losses; expected levels of capital expenditures; increased manufacturing efficiencies and a corresponding decline in cost of revenue as a percentage of revenue; the rating of our convertible notes and the value of the related put options; the period of time for which our existing financial resources and interest income will be sufficient to enable us to maintain current and planned operations; foreign currency exchange rate fluctuations; and the market risk of our investments.

These statements are subject to significant risks and uncertainties, including those identified in the section of this Form 10-K entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Our Results”, and that could cause actual results to differ materially from those projected in such forward-looking statements due to various factors, including our ability to generate growth in unit sales while maintaining pricing; managing our manufacturing costs, operating expenses and cash resources consistent with our plans; our ability to conduct our ongoing new product development and product improvement activities within the budgets and time frames we have established; the ability of our ProteinChip® technology to discover protein biomarkers that have diagnostic, theranostic and/or drug development utility; the continued emergence of proteomics as a major focus of biological research and drug discovery; and our ability to protect and promote our proprietary technologies. We believe it is important to communicate our expectations to our investors. However, there may be events in the future that we are not able to accurately predict or that we do not fully control that could cause actual results to differ materially from those expressed or implied in our forward-looking statements.

ITEM 1.                BUSINESS

Overview

We develop, manufacture and market our ProteinChip Systems, which use patented Surface Enhanced Laser Desorption/Ionization (“SELDI”) technology. The ProteinChip Systems enable protein discovery, characterization and assay development to provide researchers with a better understanding of biological functions at the protein level. Protein characterization is the determination of the detailed identity of a protein, including its sequence as predicted by the corresponding gene and any chemical modifications introduced after the protein is produced. Assay development is the simplification and optimization of a set of procedures to develop a method for detecting and quantifying a specific protein. Our ProteinChip Systems are novel, enabling tools in the emerging field of protein-based biology research, known as proteomics. While technological advances in DNA tools have substantially changed the field of genomics, the absence of enabling protein analysis tools has limited progress in proteomics research. Proteomics provides a direct approach to understanding the role of proteins in the biology of disease, monitoring disease progression and the therapeutic effects of drugs. We believe proteomics will be a major focus of biological research by enhancing the researcher’s understanding of gene function and the molecular basis of disease. In May 1999, we commercially launched our ProteinChip Biology System and in July 2004, we launched our next-generation system, the ProteinChip System, Series 4000.

We develop, manufacture and sell our ProteinChip System family of proteomics research equipment, which includes (i) the ProteinChip System, Series 4000, a versatile system for protein analysis consisting of a ProteinChip Reader and ProteinChip Software; (ii) the ProteinChip Biomarker System, a system including Biomarker Patterns™ Software for advanced protein expression profiling; (iii) the ProteinChip AutoBiomarker System, a system including an Autoloader which automates array processing; (iv) the ProteinChip Tandem MS Interface for advanced identification work using tandem mass spectrometry; (v) automation accessories such as the Biomek® 2000 Workstation, which is manufactured by Beckman Coulter, and an Autoloader to facilitate sample handling and increase throughput; and (vi) other associated accessories. This equipment is used in conjunction with our ProteinChip Arrays, which are consumable biochips whose surface contains binding sites (i.e., chemistries that bind or capture specific proteins or classes of proteins). In addition, we provide associated SELDI technology contract research services through our Biomarker Discovery Center laboratories to foster further adoption of our products and technology as an industry standard and to generate revenue by obtaining some combination of fees and commercial rights related to biomarkers discovered in our Biomarker Discovery Center laboratories in exchange for performing research services.

In order to better serve the needs of our varied customers, in early 2004 we formed a Biosystems Division and a Diagnostics Division. The Biosystems Division’s revenues are largely derived from sales of ProteinChip Systems, arrays and certain related services to customers in clinical and basic research laboratories. Our Diagnostics Division is dedicated to the discovery of protein biomarkers and panels of biomarkers and the development of such biomarkers into protein molecular diagnostic tests that improve patient care. The Diagnostics Division provides collaborative research and development services through its Biomarker Discovery Center laboratories for biomarker discovery for use in new diagnostic tests, as well as pharmacoproteomic services for improved drug toxicology, efficacy and theranostic assays. While these divisions have been formed to focus on certain distinct customer needs, there is substantial overlap between the divisions as they share a common technology platform, and many of their research and development, manufacturing, sales and marketing activities are synergistic.

Ciphergen Biosystems, Inc. was originally incorporated in California on December 9, 1993 under the name Abiotic Systems. In March 1995, we changed our corporate name to Ciphergen Biosystems, Inc. On May 23, 2000, we reincorporated in Delaware. On September 28, 2000, we had our initial public offering. On July 31, 2001, we acquired BioSepra S.A., a wholly-owned subsidiary of Ciphergen located near Paris, France, which is principally engaged in the development, manufacture and marketing of process chromatography sorbents, which are media used to capture and purify proteins. On November 30, 2004, we sold BioSepra S.A. and related assets to Pall Corporation. This is discussed further under “Recent Developments” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Our revenue is derived from the sales of interrelated products and services on a worldwide basis. Although discrete components that earn revenues and incur expenses exist, significant expenses such as sales and marketing and corporate administration are not incurred by nor allocated to these operating units but rather are employed by the entire enterprise. Additionally, the chief operating decision maker evaluates resource allocation not on a product or geographic basis, but rather on an enterprise-wide basis.

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

Diseases may be caused by a mutation of a gene that alters a protein directly or indirectly, or alters the gene’s level of protein expression. These alterations interrupt the normal balance of proteins and create disease symptoms. A protein biomarker is a protein that is present in a greater or lesser amount in a disease state versus a normal condition. By studying changes in protein biomarkers, researchers may identify diseases prior to the appearance of physical symptoms. Researchers characterize proteins by their molecular weight. In addition, researchers can utilize protein biomarkers to identify new disease pathways to be used as drug targets. Disease pathways are groups of interacting proteins that lead to disease if any one or more of the proteins is altered. Historically, researchers discovered protein biomarkers as a byproduct of basic biological disease research. This has resulted in the validation by researchers of approximately 200 protein biomarkers that are being used in commercially available clinical diagnostic products. The development of new diagnostic products has been limited by the complexity of disease states, which may be caused or characterized by several or many interacting proteins. Diagnostic products that are limited to the detection of a single protein may lack the ability to detect more complex diseases, and thus produce results that are unacceptable for practical use. Often the detection of patterns of multiple proteins has proved more useful. In recent years, the National Institutes of Health, or NIH, has recognized the importance of protein biomarkers in overcoming this problem and their usefulness in the development of new diagnostic and therapeutic products. Among other initiatives, the NIH has established a grant program (The Early Detection Research Network) to fund the discovery and clinical validation of new protein biomarkers.

Limitations of Available Technologies for Proteomics Research and Protein Purification

Efforts to understand biology and to improve the diagnosis, monitoring and treatment of diseases have been dramatically enhanced through advances in modern genomic technologies. These new technologies have formed the basis for the development of new analytical tools, which are primarily directed at DNA and genomic analysis, but are not applicable to protein research or proteomics. These new tools have accelerated the ability to sequence and analyze the human genome. Historically, researchers used gel electrophoresis as a primary tool for sequencing DNA. Gel electrophoresis measures how far a DNA fragment or other biomolecule, such as a protein, migrates through the pores of gels in response to an applied electric field over a fixed time interval. Electrophoresis is a time-consuming, manual process that requires large amounts of pure DNA to be useful. The development of polymerase chain reaction, or PCR, allowed researchers to amplify, or produce multiple copies of, a fragment of DNA. Researchers could then enhance the signal of trace amounts of DNA from an unprocessed biological sample, such as tissue or blood, to a level where measurement was possible. Successive advances in technologies have produced faster, automated sequencing machines and new, biochip-based technologies. These new technologies have dramatically improved the throughput and accuracy of DNA analysis. In addition, these new technologies have reduced costs by increasing automation and reducing necessary labor.

Although recent technological advances have benefited genomics, there have been fewer significant advances in proteomics. While DNA has been relatively simple to study because of its ease of detection and linear structure, protein analysis has been a far more difficult challenge. The goal of proteomics is to determine the structure and function of proteins. Researchers use techniques such as tagging, amplification and sequencing to analyze DNA, but researchers cannot use these techniques effectively to study proteins. These techniques can change the structure of proteins and may change their characteristics or function, which would limit researchers’ ability to identify and analyze samples. In addition, these techniques do not allow researchers to monitor or study how proteins interact, or to identify which proteins interact together, to perform biological functions.

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

The Ciphergen Solution

We develop, manufacture and market our ProteinChip Systems, which use patented Surface-Enhanced Laser Desorption/Ionization (“SELDI”) technology. The ProteinChip Systems enable protein biomarker discovery, characterization and assay development. Our ProteinChip Systems integrate the key steps of proteomics research on a single, miniaturized biochip. Our ProteinChip Systems incorporate SELDI technology on the surface of a consumable biochip, which allows researchers to capture and analyze proteins directly. Our ProteinChip Systems enable rapid, reproducible, on-chip protein expression and protein analysis from complex biological samples, such as whole blood, tissue or saliva, without separation, tagging and amplification processes and with minimal prior purification. SELDI enables protein detection and quantification by reducing signals from unwanted biomolecules that would otherwise obscure the measurement results.

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

•       Protein Characterization.   Once a potential protein biomarker is identified, a usual next step is the characterization of the protein. Protein characterization is the process of determining the identity of the protein and/or characterizing aspects of its physical structure. Using our ProteinChip Systems, biology researchers can enrich and concentrate a rare protein from a crude biological sample in hours, a process that required days or weeks with traditional methods. Researchers can then proceed to determine the identity of the protein. This process can involve, for example, determining a fragment pattern for the protein (produced, for example, by treatment with enzymes) with our ProteinChip Systems, and comparing this pattern with fragment patterns of proteins identified in publicly available protein and genomic databases. Based on this comparison, the researcher may be able to identify the protein in the database that corresponds to the experimental protein. Identifying a protein can provide the researcher with information useful in understanding the biology of the sample being studied. Identifying the gene from which the protein originates can provide useful structural or processing information. Also, researchers can characterize aspects of the physical structure of a protein using our ProteinChip Systems to perform enzymatic-, chemical- or antibody-based tests or assays. Such assays may reveal, for example, whether the protein has been modified after production. Protein modification can indicate changes in protein function, which may be important to the particular disease under study.

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

•       Novel, High-Speed Protein Purification and Production.   Researchers seek rapid purification of proteins from either native biological sources or from “gene to protein” biologically manufactured proteins in order to conduct basic research. Drug developers need to obtain large quantities of proteins of interest for target discovery, validation and large-scale production of therapeutics. Using our ProteinChip Systems, the application of gradient wash conditions to the chromatographic surfaces of our ProteinChip Arrays, which produces a step-wise elution of retained compounds, may allow “on-chip” optimization and purification of proteins in hours or days versus weeks or months using existing methodologies. The “on-chip” optimization method is akin to that accomplished while utilizing columns for liquid chromatography separations but the method allows for purification using only microliters of biological sample versus milliliters of biological sample, and it is thus particularly useful as “predictive protein chromatography” in large-scale production. Our new method of purity analysis is called ProteinChip Retentate Chromatography—Mass Spectrometry (“RC-MS”).

Our Market Opportunity

There are several types of laboratories that perform proteomics research and development. We believe our ProteinChip Systems and Biomarker Discovery Center collaboration services can enable proteomics research in the following markets:

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

•       Pharmaceutical Production Process.   Another current bottleneck appears in drug development and production. The most popular current method for preparative separation of proteins is liquid chromatography (“LC”). In LC, solid sorbents, which have complementary physicochemical properties to proteins of interest, are employed for selective adsorption. To design an LC protein separation process is a relatively long and systematic task built essentially on a trial and error approach. The application of our ProteinChip System—the RC-MS method—is a rapid alternative method that consumes minimal sample yet predicts optimal separation conditions for large-scale LC purification of proteins from complex biological matrices.

•       Diagnostics.   The in vitro diagnostics industry manufactures and distributes products that are used to detect thousands of individual components present in human derived specimens. Many of these assays are used to specifically identify single protein biomarkers. Diagnostic assays that are limited to the detection of a single protein often have limitations in clinical specificity (true positives) and sensitivity (true negatives) due to the complex nature of many diseases and the inherent biological diversity among populations of people. Over the last several years, we have been pursuing the discovery of panels of biomarkers that may yield improved clinical predictivity and utility and have formed a Diagnostics Division to develop these potential assays.

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

•       Expand Product Development and Innovation.   We intend to expand the scope of our product portfolio by continuously developing new products and applications based on our ProteinChip technology. We believe that by expanding the applications of our technology and products and increasing their functionality, we will promote the use and acceptance of our ProteinChip Systems by biology researchers. The ProteinChip products we are currently attempting to develop include higher performance proteomics systems and easier to use versions of our proteomics systems that can be widely used by researchers in the laboratory. Recent examples of new products and applications introduced in 2004 include our next-generation ProteinChip System (the Series 4000), Biomarker Patterns version 5.0 and CiphergenExpress Client.

•       Establish and Operate Biomarker Discovery Center Laboratories.   Both directly and through partnerships, we intend to continue establishing and operating our Biomarker Discovery Center laboratories, which provide SELDI technology-based research services. By performing contract research projects and engaging in research collaborations, we intend not only to foster further adoption of our products and technology as an industry standard, but also to generate revenue by obtaining some combination of fees and commercial rights related to biomarkers discovered in our Biomarker Discovery Center laboratories in exchange for performing research services. We believe that these biomarker discoveries may have diagnostic and/or therapeutic utility. We also believe that our Biomarker Discovery Center laboratories may accelerate biomarker discovery and validation in both pharmaceutical drug discovery, toxicology and clinical trials, and in clinical research laboratories. We plan to deploy the prototypes of our latest technology and protocols to maintain and extend a technological advantage in our Biomarker Discovery Center laboratories. Examples of research collaborations being conducted through our Biomarker Discovery Center laboratories include working with collaborators from the University of Kuopio and Sahlgren’s University Hospital in detecting Alzheimer’s Disease, cancer research with Novartis, working with the University of Texas M.D. Anderson Cancer Center on ovarian cancer, and working with The Johns Hopkins School of Medicine to diagnose ovarian and other cancers.

•       Enter the Diagnostics Market with Proprietary Assays.   For the last several years, we have been discovering and filing patents on biomarkers and patterns of biomarkers that are associated with various diseases and other pathologic states. Initial areas of focus have included various cancers as well as neurological, cardiovascular and infectious diseases. The clinical questions we have been researching include early detection, treatment response, monitoring of disease progression, prognosis and others. We have established a Diagnostics Division, whose principal goal is to develop certain of these biomarker discoveries into assays delivered on the ProteinChip platform that could be used to improve patient care.

•       Expand Our Intellectual Property Portfolio.   We include many issued, allowed and pending patents on the SELDI technology and ProteinChip Systems, Arrays and Software in our current patent portfolio, and intend to expand this portfolio in several areas of technology related to our business, including applications of SELDI technology and biomarker discoveries. For example, we intend to develop new surface chemistries for our ProteinChip Arrays, enhancements to our ProteinChip Readers and advances in our analysis and database ProteinChip Software, in order to broaden the range of applications and opportunities that researchers can address. We intend to continue to license and acquire technologies from others that complement our core capabilities and to protect our proprietary technologies with patents and trade secrets.

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

Our ProteinChip Systems and Related Products

Our ProteinChip Systems are fully integrated platforms consisting of a ProteinChip Reader to read ProteinChip Arrays and our proprietary ProteinChip Software to analyze and manage protein-based information.

The ProteinChip Reader is a laser-based, molecular weight detection system designed for use with consumable ProteinChip Arrays, which are biochips containing chemical or biochemical surfaces that capture or bind specific proteins or classes of proteins. We designed our ProteinChip Reader to be used in the laboratory by basic biology researchers. Our ProteinChip Reader consists of a nitrogen laser, high-speed digital electronics, a vacuum system and a standard personal computer with our proprietary ProteinChip Software for system control and data analysis.

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

In May 1999, we commercially launched the ProteinChip System, Series PBS II, which we now refer to as the ProteinChip Biology System. In December 2001, we announced the introduction of the ProteinChip Biomarker System which extends the capability of a ProteinChip Biology System by incorporating Biomarker Patterns™ software and ready-to-use profiling kits. The system is designed for advanced protein expression profiling and serves as a versatile clinical proteomics platform for scientists in clinical disease and toxicological research, pharmaceutical research and development, and clinical diagnostics. In October 2002, we introduced the ProteinChip AutoBiomarker System, which consists of a ProteinChip Biomarker System, a ProteinChip Autoloader and a Biomek 2000 Workstation, to increase sample throughput and automate the reading of arrays. In July 2004, we introduced our next generation

ProteinChip System, the Series 4000. The Series 4000 features the Pattern Track™ biomarker discovery-to-assay process, which integrates our proprietary ProteinChip Arrays, SELDI-TOF-MS detection and Biomarker Patterns software. The Series 4000 was specifically designed to offer a complete solution for translating biomarker discoveries into predictive and quantitative assays on a single platform. We believe the Series 4000 and our Pattern Track process is the first proteomics tool that allows researchers to rapidly achieve biomarker discovery and development of biomarker assays on a single platform and enable SELDI-based assays for biological function discovery, disease diagnosis, prognosis or prediction of drug response.

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

Our Biomarker Patterns software is designed to automate pattern recognition-based statistical analysis methods to correlate protein expression patterns from clinical samples with disease phenotypes. This multivariate data analysis software solution addresses a key component of the biomarker discovery process. A major benefit of the ProteinChip platform is in the discovery and correlation of multiple biomarkers in a population of samples to rapidly validate clinical, toxicological and cell pathway pathology. As was the case in the development of DNA array technology, the flood of data produced by the instrument makes informatics tools critical to interpreting the results. This software package combined with an updated “Biomarker Wizard” module in the core ProteinChip Software package automatically identifies multiple protein peaks that correlate with phenotype differences between samples.

CiphergenExpress™ DataManager is a software offering that provides a client-server, relational database system for management and analysis of ProteinChip System data. High throughput collection and analysis of multi-dimensional SELDI data requires managing data related to samples, ProteinChip Arrays, reagents and spectra. To meet this need, CiphergenExpress DataManager provides advanced data handling, data mining and analysis capabilities to allow rapid, automated analysis of multiple experiments over multiple conditions to identify potential biomarkers.

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

A customized version of Beckman Coulter’s Biomek 2000 Workstation was first sold by us in late 2001. Available exclusively through Ciphergen, the customized Biomek 2000 is a device that automates liquid handling when used in combination with Ciphergen’s 96-well and 192-well ProteinChip Array processors. Sample throughput can be increased five-fold or more while improving reproducibility using this robotic accessory. In addition, the Biomek 2000 can be used to perform sample fractionation procedures prior to chip binding, thus increasing the number of proteins detected from each sample.

In addition, we offer a number of related accessories, such as bioprocessors, reagents, spin columns and assorted kits designed for proteomics research.

ProteinChip Systems and related products contributed approximately 84%, 82% and 78% of revenue in 2002, 2003 and 2004, respectively, after reclassifying sales of process chromatography sorbents and related process proteomics services to discontinued operations for all periods presented due to the sale of that business in November 2004. The remainder of our revenue came from research services performed by our Biomarker Discovery Center laboratories, as well as from consulting, training, maintenance contracts and other services we provided.

We generally include a 12-month warranty on our instruments and accessories in the form of a maintenance contract upon initial sale. We also sell separately priced maintenance (extended warranty) contracts, which are generally for 12 or 24 months, upon expiration of the initial warranty.

Diagnostics Division

Our Diagnostics Division is dedicated to the discovery of protein biomarkers and panels of biomarkers, and their development into protein molecular diagnostic tests that improve patient care. Many of our internal research projects are done at several Biomarker Discovery Center laboratories that we have established. Beginning in 2000, we established the first of a series of Biomarker Discovery Center laboratories and established a major research collaboration with The Johns Hopkins University School of Medicine with the intention of employing the ProteinChip technology to discover biomarkers and develop assays based on panels of biomarkers, which might have greater predictive power than single marker tests. Our Biomarker Discovery Center laboratories also provide collaborative research and development services for biomarker discovery for new diagnostic tests, as well as pharmacoproteomic services for improved drug toxicology, efficacy and theranostic assays.

We believe that biomarkers and their use in diagnostics are generally patentable by their discoverer, and therefore we and our collaborators file patents broadly upon discoveries that we believe may have commercial value. While many of our initial diagnostic research efforts have focused on the early detection of various cancers, we also have active discovery programs underway for neurological, cardiovascular, infectious, and other diseases. These programs are designed to address a variety of clinical questions including early detection, disease treatment response, monitoring, classification and prognosis.

Our most advanced research project is in the field of oncology. During 2003, we and our collaborators at The Johns Hopkins University School of Medicine completed a multi-site study employing over 500 patient serum samples, in which a multi-marker panel was identified that may have utility in the detection of ovarian cancer, particularly with respect to early stage cancer where early detection has been shown to dramatically improve patient survivability. This study, published in Cancer Research in August 2004, also led to the discovery of several interacting proteins that may provide additional diagnostic information, allowing us to pursue new avenues for assay improvement and obtain further understanding of the biological pathways in ovarian cancer. We are currently attempting to develop a high throughput, precise and highly reproducible assay around the markers described in our Cancer Research paper and continue to evaluate additional markers that may improve the performance of this assay or be more amenable for use in a clinical setting.

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

We believe our Biomarker Discovery Center laboratories, which provide SELDI technology-based research services, and which we are operating directly and through partnerships and client relationships, can foster further adoption of our products and technology by showcasing the products and demonstrating practical applications of the technology. We also seek to obtain intellectual property and commercialization rights related to biomarkers discovered in our Biomarker Discovery Center laboratories; although we have derived no revenues to date from such rights, our goal is to generate future revenue from these commercialization rights by developing our biomarker discoveries into diagnostic tests that improve patient care. We intend to discover and characterize new protein biomarkers and patterns of biomarkers from biological samples provided by our current and future collaborators. We believe that our Biomarker Discovery Center laboratories may accelerate biomarker and biomarker pattern discovery and validation in pharmaceutical drug discovery, toxicology and clinical trials, and clinical research laboratories. We intend to deploy the prototypes of each next-generation ProteinChip System and other specialized equipment, software and protocols to maintain and extend a technological advantage in our Biomarker Discovery Center laboratories.

Our Biomarker Discovery Center laboratories have established project contracts with The Johns Hopkins University School of Medicine, the Virginia Prostate Center of Eastern Virginia Medical School, the Aaron Diamond AIDS Research Center, University Health Network (Canada) and other academic and government institutions, commercial biotechnology companies and pharmaceutical companies, including Biosite, Novartis and Pfizer. These project contracts specify the types of samples that will be analyzed, outline the work to be done, and specify a fee and/or license rights for discoveries arising from the projects. We have commercialization rights to certain potential discoveries under many of these collaborations based on our contractual agreements. For example, in some cases we have the right to commercialize diagnostic tests based on biomarkers discovered through these collaborations. To date, we have not commercialized any such discoveries.

Our Biomarker Discovery Center laboratories perform agreed-upon analyses of customer samples in order to either discover biomarkers and biomarker patterns for a variety of differential classification and predictive purposes, or sequence particular proteins to obtain a probability of match between known and unknown proteins, or a determination that the protein has not been previously identified. The terms of a project contract include a fee payable to us for a specified analysis plan on a defined sample set and generally include a license to us for medical uses of biomarkers discovered in such projects. We cannot currently estimate the commercial significance of rights to biomarkers that we may acquire. We expect that our Biomarker Discovery Center laboratories will extend the analysis capabilities of our customers, thereby increasing awareness of the range of our technologies and thus increasing sales of our ProteinChip Systems. In 2003 and 2004, approximately 6% and 4% of our revenue from continuing operations, respectively, came from performing such project work. Projects for the largest single customer accounted for less than 2% and 3% of total revenue from continuing operations in 2003 and 2004, respectively.

While most of our Biomarker Discovery Center contracts are fee-for-services arrangements, we entered into an agreement with the Israel-U.S. Binational Industrial Research and Development Foundation (“BIRD”), which provided funding for research we were undertaking with Mindsense Biosystems, Ltd., using our SELDI technology to discover potential biomarkers for the diagnosis and monitoring of major depression. Our funding from BIRD ended in 2003. Revenue from the BIRD grant totaled $128,000 in 2001, $129,000 in 2002 and $106,000 in 2003.

We sponsor research at various institutions, including The Johns Hopkins University and the Eastern Virginia Medical School. We spent approximately $1.3 million in 2002, $1.2 million in 2003 and $1.7 million in 2004 in the form of cash, equipment and consumables on such sponsored research.

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

Sales and Marketing

We utilize a direct sales force in North America, Western Europe, Japan and China. Our sales process involves on-site applications problem-solving, scientific publications, product demonstrations, seminars, exhibits, conventions and meetings, word of mouth, direct mail, advertising and the Internet. We have designed our sales process to increase market awareness of our ProteinChip Systems and Biomarker Discovery Center services, and promote acceptance of our products and services.

Our sales force includes program managers, who all have sales experience, and field research scientists, most of whom have Ph.D. degrees in biology or biochemistry. Generally each program manager works with a team of one to three field scientists. The primary responsibility of the program manager is to manage sales efforts. The primary responsibility of the field research scientist is to provide solutions to biological problems for our customers and sales prospects through applications development, scientific seminars, joint scientific publications with customers and product demonstrations. In addition, the field research scientists serve as our primary field representatives for after-sales customer service and technical support. Our sales and marketing organization as of February 28, 2005 consisted of 94 employees, 39 of whom have Ph.D. or M.D. degrees. As of February 28, 2005, we had 18 program managers and 30 field research scientists. We intend to maintain the present size of our sales and marketing organization over the next 12 months.

We formed Ciphergen Biosystems KK in Japan in January 1999 as a joint venture with Sumitomo Corporation to distribute our products in Japan. We originally invested $315,000 for 30% of Ciphergen Biosystems KK. In March 1999, we signed a distribution and marketing agreement granting Ciphergen Biosystems KK the exclusive right to distribute our products in Japan for ten years, and we were paid $315,000 by Ciphergen Biosystems KK. In August 2002, we exercised our right to purchase an additional 40% at a cost of approximately $446,000, not including cash recorded from the resulting business consolidation, bringing our ownership interest in Ciphergen Biosystems KK to 70%. In March 2004, we paid $1.0 million in cash to purchase an additional 30% ownership in Ciphergen Biosystems KK from SC BioSciences (a unit of Sumitomo Corporation), bringing our ownership interest to 100%.

We have also established relationships with distributors and sales representatives who cover Australia, Malaysia, New Zealand, Singapore, South Korea and Taiwan.

Backlog

Ciphergen typically receives a substantial portion of its product orders in the last month of the quarter. We endeavor to maintain sufficient inventory on hand to ship all products immediately upon receipt of an order. As a result, we generally have little or no backlog except for support and service revenue. Management does not believe that backlog orders at any given point in time are a meaningful indicator of our company’s future business prospects.

Geographic Information

Information about the geographies in which we operate can be found in Part II, Item 8 of this Form 10-K in the Notes to Consolidated Financial Statements at Note 20, “Segment Information and Geographic Data.”

Existing Customers

The following is a partial list of our customers, several of which have two or more ProteinChip Systems.

Pharmaceutical and Biotechnology	Academic and Government
Abbott Laboratories	Aaron Diamond AIDS Research Center
Abgenix	Academic Medical Center of Amsterdam
Alltech	American Type Culture Collection
Amgen	Brigham and Women’s Hospital
AstraZeneca	Brown University
Aventis	Burnham Institute
Axon Neurosciences	Centers for Disease Control
Bayer	Children’s Hospital, Los Angeles
Bristol-Myers Squibb	Children’s Hospital of Philadelphia
Boehringer Ingelheim	Colorado Center for Reproductive Medicine
Centocor	Cornell Medical School
Cephalon	Dana Farber Cancer Center
Chugai Pharmaceuticals	Duke Medical School
DSM Biologics	Emory University
Eli Lilly	Harvard School of Public Health
Genentech	Imperial Cancer Research Foundation
GlaxoSmithKline	Imperial College Prion Unit
Human Genome Sciences	Indiana University-Purdue University
Innogenetics	INSERM
Janssen Pharmaceuticals	International Medical Center-Japan
Johnson & Johnson	The Johns Hopkins University School of Medicine
MDS Pharma	Kings College London
MediGene	Lawrence Livermore National Laboratories
Medivir	Massachusetts General Hospital
Merck	Massachusetts Institute of Technology
Mitsubishi Welpharma	McGill University
Neurochem	MD Anderson Cancer Center
Neurogenetics	Medical College of Georgia
Novartis	Medical Research Council (Cambridge)
Novo Nordisk	Memorial Sloan Kettering
Orion Pharmaceuticals	Mount Sinai Medical School
Pfizer	National Cancer Center-Japan
Proctor & Gamble	National Institutes of Health, National Cancer Institute
Protein Design Labs	Osaka University
Purdue Pharmaceuticals	Pasteur Institute
Roche	Riken Brain Science Institute
Sankyo	Rockefeller University
Schering-Plough	Royal Free Hospital
Serono	Rutgers University
Smith & Nephew	St. Bartholomew’s and London School of Medicine
Sumitomo Pharmaceuticals	Stanford University
Syngenta	Thrombosis Research Institute
Takeda Chemical	Tokyo University
Tanabe Pharmaceuticals	University College London
Wyeth	University of Arizona

Yamanouchi Pharmaceuticals	University of California, Los Angeles
University of California, San Francisco
University of Miami
University of Notre Dame
University of Southern California
University of Uppsala
US EPA
Virginia Prostate Center of Eastern Virginia Medical School
Wright State University

No customer accounted for more than 10% of our revenue in 2002, 2003 or 2004.

Research and Development

Our ProteinChip System is a single technology platform we believe can be used in many markets for a wide variety of scientific applications. We have ongoing technology development programs for our ProteinChip Arrays and reagents, high-density biochip formats, instrumentation, software and manufacturing processes.

In applied research, we are developing new applications and reagents for quantitative differential protein expression analysis, protein interaction assays and protein characterization. Our efforts are now particularly focused on quantitative analysis of low-abundance proteins present in complex samples such as plasma and serum. We have demonstrated that the surface chemistries immobilized on ProteinChip Arrays have similar protein selectivity to those chemistries immobilized on higher capacity bead formats, facilitating the transition from discovery on arrays to preparative purification on beads. Using this selectivity matching, we seek to improve the speed and efficiency of designing protein purification strategies at any scale based on the predictive information obtained using our ProteinChip Systems.

Instrumentation research and development efforts include high-sensitivity mass detection and quantitation, improvement in system resolution and mass accuracy, internal normalization, and calibration algorithms that standardize instrument performance from one to another and thus allows comparative determinations across multiple sites. In addition, we are developing new SELDI-based accessories for high resolution tandem mass spectrometry, including improvements on the ProteinChip Tandem MS Interface to significantly increase sensitivity when compared to other laser desorption/ionization (LDI) Qq-TOF devices. We introduced a new array chemistry that incorporates the desorption matrix for LDI Qq-TOF directly on the array surface, which results in an additional increase in sensitivity with reduced chemical noise as compared to standard methods. We also have ongoing software development projects to further improve the functionality, expand the applications, and strengthen the data management and analysis capabilities of our ProteinChip System.

In addition to pursuing research and development related to our research tools business, our Diagnostics Division is using our Biomarker Discovery Center laboratories to attempt to discover protein biomarkers or patterns of biomarkers that may have diagnostic and/or therapeutic utility, and to develop them into assays.

Manufacturing

We design, manufacture and distribute ProteinChip Systems and Arrays, including related instrumentation, consumables, accessories and software, at our Fremont, California facility, which is registered under ISO 9001:2000. We rely upon outside suppliers for many components of our ProteinChip Systems. Final assembly and quality control of our ProteinChip Readers are performed by us in our Fremont facility. We purchase customized extruded aluminum for our ProteinChip Arrays from a third-party supplier. External vendors etch and base coat our ProteinChip Arrays. We apply all chemistries to the ProteinChip Arrays and perform in-process and final quality control at our facility. We outsource the manufacture of ProteinChip Tandem MS Interfaces to a contract manufacturer in Reno, Nevada. We develop software for our ProteinChip Systems in-house, and provide multivariate data analysis software through an OEM arrangement with Salford Systems. We supply a robotic accessory for sample processing through an OEM arrangement with Beckman Coulter.

Generally, we acquire components, accessories and manufacturing services on an individual purchase order basis. However, from time to time we have entered into contracts with a limited number of third parties in the ordinary course of business to manufacture products to our specifications, supply components, supply accessories, provide software and provide manufacturing services. Currently we have approximately seven such active contracts. We intend to continue and may expand the subcontracting portions of our manufacturing processes when we believe it leverages the suppliers’ manufacturing expertise, reduces costs or improves our ability to meet customer demand. The raw materials and component parts required in our manufacturing operations generally are readily available. However, we use single-source suppliers for some key components and manufacturing services, and finding alternate vendors for these items could be difficult. We endeavor to maintain a sufficient stock of critical parts to enable us to continue production for at least three to six months in the event we lose a single-source supplier, during which time we believe we would be able to secure an alternate source. However, in one case, loss of a critical contract manufacturing service for more than six months could adversely affect virtually all of our revenue from ProteinChip Arrays, and the unavailability of our consumable products eventually could result in decreased sales of our ProteinChip Systems as well.

Intellectual Property

Our intellectual property includes a portfolio of owned, co-owned or licensed patents and patent applications. As of December 31, 2004, our patent portfolio included 21 issued U.S. patents, 124 pending U.S. patent applications and numerous pending patent applications and issued patents outside the U.S. These patents and patent applications are directed to several areas of technology important to our business including our core SELDI technology and its applications, protein biochips, instrumentation, software and biomarkers. The issued patents covering the SELDI and RC-MS technologies expire at various times from 2013 to 2018.

We derive our rights to the core SELDI technology through royalty-bearing sublicenses from Molecular Analytical Systems, Inc. (“MAS”). MAS holds an exclusive license to patents directed to the SELDI technology from the owner, Baylor College of Medicine. MAS granted certain rights under these patents to our wholly owned subsidiaries, IllumeSys Pacific, Inc. and Ciphergen Technologies, Inc. in 1997. We obtained further rights under the patents in 2003 through sublicenses and assignments executed as part of the settlement of a lawsuit between Ciphergen, MAS, LumiCyte and T. William Hutchens. Together, the sublicenses and assignments provide us with all rights to develop, make and have made, use, sell, import, market and otherwise exploit products and services covered by the patents throughout the world in all fields and applications, both commercial and non-commercial. We are obligated to pay MAS a royalty equal to 2% of SELDI-related revenues recognized between February 21, 2003 and the earlier of (i) May 28, 2014 or (ii) the date on which the cumulative payments to MAS have reached $10,000,000. Through December 31, 2004, we had paid or accrued a total of approximately $1.7 million in such royalties.

We hold licenses or options to license biomarkers developed using SELDI technology, and related intellectual property. The institutions and companies from which we hold such licenses or options to license include, among others, Eastern Virginia Medical School, The Johns Hopkins University, Pfizer Inc., Aaron Diamond AIDS Research Center, University Health Network (Canada), Queen Elizabeth Hospital (Hong Kong), University of Texas Medical Branch, Göteborg University (Sweden), University of Kuopio (Finland), University of Louisville Research Foundation and Biosite Incorporated.

We have a license to customize and sell Biomarker Patterns software from Salford Systems. Our intellectual property portfolio also includes copyrights on our ProteinChip Software, as well as registered U.S. trademarks for, among other things, the names “Ciphergen” and “Biomarker Discovery Center”, our dragonfly logo and the ProteinChip mark.

Competition

Although we believe that we are currently the only company selling and delivering products with an integrated separations and molecular weight detection biochip platform for proteomics research, we encounter intense competition from a number of companies that offer competing products using alternative technologies. Current competition comes primarily from companies providing products that incorporate established technologies, such as gel electrophoresis, liquid chromatography and mass spectrometry.

In order to compete effectively, we need to demonstrate the advantages of our ProteinChip Systems over alternative technologies and products. We also must demonstrate the potential economic value of our ProteinChip products relative to these alternative technologies and products. Some of the companies that provide these products include the Applied Biosystems division of Applera, the Micromass division of Waters Corporation, Amersham Biosciences, Bio-Rad Laboratories, Bruker Biosciences, Perkin-Elmer, Thermo Electron Corporation and several smaller reagent and equipment companies. Our future success will depend in large part on our ability to establish and maintain a competitive position with respect to these and future technologies.

Our Diagnostics Division, in offering proteomic research services through our Biomarker Discovery Center laboratories, may compete with other companies offering proteomic services. We expect an increasing number of companies to provide such services in the future. If our Diagnostics Division is able to develop diagnostic assays which have clinical utility, we will enter the highly competitive in vitro diagnostics market. There are many large, established competitors in this industry including the clinical reference laboratories, such as Quest Diagnostics and Laboratory Corporation of America, and the major in vitro diagnostic companies such as Roche Diagnostics, Abbott Laboratories, Johnson & Johnson, Bayer Diagnostics, Dade Behring, Beckman Coulter and others. In addition, we may compete with smaller diagnostic companies depending on the nature of the particular test. Our future success will depend heavily on the accuracy and predictive power of our potential tests, the cost of such tests, reimbursement, and the marketing and distribution arrangements which we can put in place.

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

Environmental Matters and Laser Regulations

International, federal, state and local requirements relating to the discharge of substances into the environment, the disposal of hazardous wastes, and the sale and use of lasers as part of our ProteinChip Readers may have an impact on our manufacturing operations and sales. We believe that we are in material compliance with applicable environmental and laser and radiological health laws and regulations. To date, compliance with regulatory requirements concerning environmental matters and lasers has been accomplished without material effect on our liquidity or capital resources. To date, we have not made material capital expenditures to comply with environmental and laser and radiological health laws and regulations.

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

Generally, certain categories of medical devices, a category that may be deemed to include potential future products based upon our ProteinChip platform, require FDA pre-market approval or clearance before they may be marketed and placed into commercial distribution. Although the FDA believes it has jurisdiction to regulate in-house laboratory tests, or “home brews,” that have been developed and validated by the laboratory providing the tests, the FDA has not, to date, actively regulated those tests. The FDA does regulate as medical devices the “active ingredients” (known as “analyte specific reagents” or “ASRs”) of certain tests developed in-house by clinical laboratories. ASRs generally do not require FDA pre-market approval or clearance if they are (i) sold to clinical laboratories certified by the government to perform high complexity testing, (ii) manufactured in compliance with the FDA’s Quality System Regulations, or QSRs, and (iii) labeled in accordance with FDA requirements, including a statement that their analytical and performance characteristics have not been established. A similar statement would also be required on all advertising and promotional materials relating to ASRs, such as those used in certain of our proposed future tests. Laboratories also are subject to restrictions on the labeling and marketing of tests that have been developed using ASRs. We believe that clinical laboratory testing based upon our ProteinChip platform, and any ASRs that we intend to sell to clinical reference laboratories, currently would not require FDA approval or clearance. The FDA has publicly stated it is reevaluating its ASR policy and regulations, and we expect that revisions to these regulations may be implemented in the future that may have the effect of increasing the regulatory burden on manufacturers of these devices. The commercialization of our products and services could be impacted by being delayed, halted or prevented. We cannot be sure that tests based upon our ProteinChip platform, or a combination of reagents, will not require pre-market approval or clearance.

Regardless of whether a medical device requires FDA approval or clearance, a number of other FDA requirements apply to its manufacturer and to those who distribute it. Device manufacturers must be registered and their products listed with the FDA, and certain adverse events, corrections and removals must be reported to the FDA. The FDA also regulates the product labeling, promotion and, in some cases, advertising of medical devices. Manufacturers must comply with the FDA’s QSRs, which establish extensive requirements for design, quality control, validation and manufacturing. Thus, manufacturers and distributors must continue to spend time, money and effort to maintain compliance, and failure to comply can lead to enforcement action. The FDA periodically inspects facilities to ascertain compliance with these and other requirements.

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

If the FDA indicates that a PMA is required for any of our potential future clinical products, the application will require extensive clinical studies, manufacturing information and likely review by a panel of experts outside the FDA. Clinical studies to support either a 510(k) submission or a PMA application would need to be conducted in accordance with FDA requirements. Failure to comply with FDA requirements could result in the FDA’s refusal to accept the data or the imposition of regulatory sanctions. There can be no assurance that we will be able to meet the FDA’s requirements or receive any necessary approval or clearance.

Once granted, a 510(k) clearance or PMA approval may place substantial restrictions on how our device is marketed or to whom it may be sold. Even in the case of devices like ASRs, many of which are exempt from 510(k) clearance or PMA approval requirements, the FDA may impose restrictions on marketing. Our potential future ASR products may be sold only to clinical laboratories certified under Clinical Laboratory Improvement Amendments of 1988, or CLIA, to perform high complexity testing. In addition to requiring approval or clearance for new products, the FDA may require approval or clearance prior to marketing products that are modifications of existing products. We cannot assure you that any necessary 510(k) clearance or PMA approval will be granted on a timely basis, or at all. Delays in receipt of or failure to receive any necessary 510(k) clearance or PMA approval, or the imposition of stringent restrictions on the labeling and sales of our products, could have a material adverse effect on us. As a medical device manufacturer, we are also required to register and list our products with the FDA. In addition, we are required to comply with the FDA’s QSRs, which require that our devices be manufactured and records be maintained in a prescribed manner with respect to manufacturing, testing and control activities. Further, we are required to comply with FDA requirements for labeling and promotion. For example, the FDA prohibits cleared or approved devices from being promoted for uncleared or unapproved uses. In addition, the medical device reporting regulation requires that we provide information to the FDA whenever there is evidence to reasonably suggest that one of our devices may have caused or contributed to a death or serious injury, or that there has occurred a malfunction that would be likely to cause or contribute to a death or serious injury if the malfunction were to recur.

Our manufacturing facilities are subject to periodic and unannounced inspections by the FDA and state agencies for compliance with QSRs. Additionally, the FDA will conduct a preapproval inspection for all PMA devices and in some cases for 510(k) devices. Although we believe we will be able to operate in compliance with the FDA’s QSRs for ASRs, we have never been inspected by the FDA and cannot assure you that we will be able to maintain compliance in the future. If the FDA believes that we are not in compliance with applicable laws or regulations, it can issue a warning letter, detain or seize our products, issue a recall notice, enjoin future violations and assess civil and criminal penalties against us. In addition, approvals or clearances could be withdrawn in appropriate circumstances. Failure to comply with regulatory requirements or any adverse regulatory action could have a material adverse effect on us.

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

Employees

As of December 31, 2004, we had 255 full-time employees worldwide, including 121 in sales and marketing, 59 in research and development, 41 in manufacturing and 34 in administration. 90 of our employees on December 31, 2004 had M.D. degrees or Ph.D. degrees in chemistry, biology or biochemistry, and many are experts in software and engineering. We also had an additional 17 individuals engaged as independent contractors. In January 2005, we took certain cost-cutting measures, consisting primarily of headcount reductions, which did not constitute an exit or disposal activity as defined by Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” At February 28, 2005, we had 220 employees, consisting of 94 in sales and marketing, 53 in research and development, 37 in manufacturing and 36 in administration; 72 of these employees have M.D. or Ph.D. degrees. None of our U.S. employees are covered by a collective bargaining agreement, though many of our European employees are covered under national labor agreements. We believe that our relations with our employees are good. Ciphergen’s success will depend in large part on our ability to attract and retain skilled and experienced employees.

Available Information

We routinely file reports and other information with the Securities and Exchange Commission (“SEC”), including Forms 8-K, 10-K and 10-Q. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov.

We maintain an Internet website which includes a link to a site where copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act may be obtained free of charge as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. These materials may be accessed by accessing the website at http://www.ciphergen.com and selecting “Investors.” Paper copies of these documents may also be obtained free of charge by writing to us at Ciphergen Biosystems, Inc., Investor Relations, 6611 Dumbarton Circle, Fremont, CA 94555.

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

Location	Approximate Square Feet	Operation	Lease Expiration Date
Fremont, California	61,000 sq. ft.	Research and development, Biomarker Discovery Center laboratory, manufacturing, marketing and sales, administration	2008
Fresno, California	1,000 sq. ft.	Research and development	2006
Galveston, Texas	500 sq. ft.	Sales demonstration laboratory	August, 2005
Malvern, Pennsylvania	3,000 sq. ft.	Biomarker Discovery Center laboratory	September, 2005
Woburn, Massachusetts	3,000 sq. ft.	Sales demonstration laboratory	August, 2005
Beijing, China	3,000 sq. ft.	Sales, research and development, technical support services	August, 2005
Copenhagen, Denmark	2,000 sq. ft.	Biomarker Discovery Center laboratory, sales	2006
Goettingen, Germany	600 sq. ft.	Sales	May, 2005
Guildford, England	4,000 sq. ft.	Sales	2010
Hong Kong	500 sq. ft.	Sales	May, 2005
Osaka, Japan	600 sq. ft.	Sales	2006
Yokohama, Japan	8,000 sq. ft.	Biomarker Discovery Center laboratory, sales, service, administration	2007
Zurich, Switzerland	600 sq. ft.	Sales	2007

Currently, we are not subleasing any of these facilities to anyone else. We intend to renew the leases or find comparable space for our Galveston, Malvern, Beijing and Goettingen facilities when those leases expire in 2005, and to close our facilities in Woburn and Hong Kong when those leases expire. We believe our other existing space is suitable and will be sufficient for our needs through the end of 2005, although we may decide to add to our facilities if warranted by our growth during 2005 and thereafter.

ITEM 3.                LEGAL PROCEEDINGS

None.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders during the fourth quarter of 2004.

PART II

ITEM 5.                MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has been quoted on the Nasdaq National Market under the symbol “CIPH” since the effective date of our initial public offering (“IPO”) on September 28, 2000. Prior to that time, there was no public market for our stock. The closing price for our common stock on February 28, 2005 was $3.10 per share. The following table sets forth the high and low sales prices per share of our common stock as reported on the Nasdaq National Market for the periods indicated.

	Sale Price
	High	Low
Fiscal 2003:
First Quarter	$5.91	$3.05
Second Quarter	10.59	4.35
Third Quarter	13.71	6.71
Fourth Quarter	13.97	9.78
Fiscal 2004:
First Quarter	11.68	7.50
Second Quarter	9.45	6.09
Third Quarter	6.00	2.61
Fourth Quarter	4.71	3.05

We currently expect to retain future earnings, if any, for use in the operation and expansion of our business. We have not paid any cash dividends, nor do we anticipate paying any cash dividends in the foreseeable future. As of February 28, 2005, there were 29,475,663 shares of our common stock issued and outstanding and held by approximately 153 holders of record. There are approximately 3,000 beneficial owners of our common stock.

Sale of Convertible Senior Notes

On August 22, 2003, we closed the sale of $30.0 million of convertible senior notes due September 1, 2008, underwritten by SG Cowen. Offering costs were approximately $1.9 million. Interest on the notes is 4.5% per annum on the principal amount, payable semiannually on March 1 and September 1, beginning March 1, 2004. The effective interest rate is 5.85% per annum. The notes are convertible, at the option of the holder, at any time on or prior to maturity of the notes into shares of our common stock initially at a conversion rate of 108.8329 shares per $1,000 principal amount of the notes, which is equal to a conversion price of approximately $9.19 per share. The conversion price, and hence the conversion rate, is subject to adjustment upon the occurrence of certain events, such as stock splits, stock dividends and other distributions or recapitalizations. Because the market value of the stock rose above the conversion price between the day the notes were priced and the closing date, we recorded a discount of $2,677,000 related to the intrinsic value of the beneficial conversion feature resulting from this price change and the fact that the initial purchaser of the notes was not required to purchase the notes until the closing date. Immediately after the closing, Ciphergen common stock had a market price of $10.01 per share, or $0.82 per share higher than the conversion price. The value of the beneficial conversion feature was determined by multiplying this difference in the per share price of Ciphergen’s common stock by the 3,264,987 underlying shares. This amount will be amortized to interest expense using the effective interest method over the five-year term of the notes, or a shorter period in the event of conversion of the notes.

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

Ciphergen may redeem the notes at its option, in whole or in part, at any time on or after September 1, 2006 at specified redemption prices plus accrued and unpaid interest, provided that the notes will be redeemable only if the closing price of the stock equals or exceeds 150% of the conversion price then in effect for at least 20 trading days within a period of 30 consecutive trading days ending on the trading day before the date of the notice of the redemption. The 3,264,987 shares that could be issued if all convertible senior notes were converted into common stock have not been included in the calculation of loss per share, as these potential common shares are antidilutive. Upon a change of control, each holder of the notes may require us to repurchase some or all of the notes at specified redemption prices, plus accrued and unpaid interest. The debenture contains a put option that entitles the holder to require us to redeem the debenture at a price equal to 107.5% of the principal balance upon a change in control of Ciphergen prior to August 31, 2005 and 105.0% thereafter. We do not anticipate that the put option will have significant value because no change of control is currently contemplated.

The notes and underlying shares were registered with the SEC on Form S-3 on October 8, 2003.

Issuance of Common Stock to LumiCyte

On May 28, 2003, we settled our litigation with Molecular Analytical Systems, Inc., LumiCyte, Inc. and T. William Hutchens. As part of this settlement, we issued to LumiCyte 1,250,000 shares of Ciphergen common stock, which was valued at $7.8 million. These shares were registered with the SEC on Form S-3 on June 24, 2003.

Recent Sales of Other Unregistered Securities

We entered into a joint development agreement with Stanford Research Systems (“SRS”) in February 1995, subsequently amended in June 2000. The agreement defines several milestones to be achieved by SRS leading to the development by SRS of certain new, lower cost, higher performance components for us which could replace existing components used in our ProteinChip Systems. It provides for the issuance of a fixed number of Ciphergen common shares upon the attainment of each development milestone. No shares were issued under this agreement in 2003 or 2004. A maximum of 96,750 additional shares of common stock, which is approximately 0.3% of total shares outstanding, could be issued if and when the remaining milestones are completed. We also granted warrants to an equipment financing company in 1997 and 1998, which were exercised in 2003, resulting in the issuance of 5,834 shares. Warrants for 3,176 shares were canceled in 2003; no warrants remain outstanding. These stock grants and warrants were not subject to stockholder approval.

Securities Authorized for Issuance Under Equity Compensation Plans

We currently maintain three equity-based compensation plans that have been approved by our stockholders—the 1993 Stock Option Plan, which was approved by the stockholders in 1993 and is referred to as the “1993 Plan,” the 2000 Stock Plan, which was approved by the stockholders in 2000 and is referred to as the “2000 Plan,” and the 2000 Employee Stock Purchase Plan, which was approved by the stockholders in 2000 and is referred to as the “ESPP”.

•       1993 Plan.   Certain stock option grants remain outstanding to our officers, employees, directors and a consultant under this plan. However, the authority to grant new awards under this plan terminated in 2001. The Board of Directors continues to administer this plan with respect to the options that remain outstanding.

•       2000 Plan.   Stock option awards may be granted under the 2000 Plan. The 2000 Plan is administered by, and each award grant must be approved by, the Board or a committee of the Board. Persons eligible to receive awards under the 2000 Plan include our officers, employees, directors and consultants. Ciphergen’s non-employee directors are also eligible for certain automatic stock option grants under the 2000 plan. The Board or a committee of the Board will determine the purchase price for any shares of our common stock subject to an award under the 2000 Plan, the vesting schedule (if any) applicable to each award, the term of each award, and the other terms and conditions of each award, in each case subject to the limitations of the 2000 Plan.

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

Summary Table.   The following table sets forth, for each of Ciphergen’s equity-based compensation plans, the number of shares of Ciphergen common stock subject to outstanding options and rights, the weighted-average exercise price of outstanding options, and the number of shares available for future award grants as of December 31, 2004.

Equity Compensation Plan Table

Plan Category	Number of Shares of Common Stock to be Issued Upon Exercise of Outstanding Options and Rights		Weighted-Average Exercise Price of Outstanding Options and Rights	Number of Shares of Common Stock Remaining Available for Future Issuance Under Equity Compensation Plans (excluding shares reflected in the first column)
Equity compensation plans approved by security holders	5,090,362	(1)	$6.01	1,041,868	(2)
Equity compensation plans not approved by security holders	—		—	96,750	(3)
Total	5,090,362		$6.01	1,138,618

(1)          Includes outstanding stock options for 911,188 shares under the 1993 Plan and 4,114,156 shares under the 2000 Plan. Also includes 65,018 shares after giving effect to estimated purchases under the ESPP for the purchase period that will end on May 1, 2005 based on participant contributions through December 31, 2004.

(2)          Includes 791,828 shares for the 2000 Plan. On January 1 of each year during the term of the 2000 Plan, the total number of shares available for award purposes under the 2000 Plan will increase by the lesser of (i) 2,150,000 shares, (ii) 5% of the outstanding shares of common stock on the last day of the immediately preceding fiscal year, or (iii) an amount determined by the Board. The aggregate number of shares available for issuance under the 2000 Plan increased by 900,000 shares on January 1, 2005. The data presented in this table was calculated as of December 31, 2004 and does not reflect the January 1, 2005 increase. Also includes 250,040 shares for the ESPP. On January 1 of each year during the term of the ESPP, the total number of shares available for sale under the ESPP will increase by the lesser of (i) 430,000 shares, (ii) 1% of the outstanding shares of common stock on the last day of the immediately preceding fiscal year, or (iii) an amount determined by the Board. The aggregate number of shares available for sale under the ESPP increased by 180,000 shares on January 1, 2005 and is not included in the table above.

(3)          96,750 shares of common stock remain issuable upon completion of development milestones by Stanford Research Systems.

ITEM 6.                SELECTED FINANCIAL DATA

The following tables reflect selected summary consolidated financial data for each of the last five fiscal years. This data should be read in conjunction with the consolidated financial statements and notes thereto, and with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K. On November 30, 2004 we completed the sale of our BioSepra business. Accordingly, the information set forth in the table below has been restated to reflect the BioSepra business as a discontinued operation.

	Years Ended December 31,
	2004	2003	2002	2001	2000
	(in thousands, except per share data)
Statement of Operations Data:
Revenue:
Products	$31,378	$35,872	$23,572	$13,370	$7,358
Products revenue from related parties	—	—	827	1,192	1,064
Services	8,803	7,766	4,809	1,794	513
Total revenue	40,181	43,638	29,208	16,356	8,935
Cost of revenue:
Products	11,199	11,911	6,761	4,216	2,774
Products revenue from related parties	—	—	334	434	587
Services	3,876	3,426	2,277	628	119
Litigation settlement	—	7,257	—	—	—
Total cost of revenue	15,075	22,594	9,372	5,278	3,480
Gross profit	25,106	21,044	19,836	11,078	5,455
Operating expenses:
Research and development	19,268	23,628	19,593	12,428	7,475
Sales and marketing	26,376	21,335	17,960	13,552	9,001
General and administrative	14,136	14,815	14,422	12,925	11,322
Amortization of intangible assets	—	—	—	152	318
Total operating expenses	59,780	59,778	51,975	39,057	28,116
Loss from operations	(34,674)	(38,734)	(32,139)	(27,979)	(22,661)
Interest and other income (expense), net	(2,145)	(211)	1,435	3,278	2,357
Loss from continuing operations before income taxes	(36,819)	(38,945)	(30,704)	(24,701)	(20,304)
Income tax provision (benefit) from continuing operations	109	(47)	(44)	140	—
Net loss from continuing operations	(36,928)	(38,898)	(30,660)	(24,841)	(20,304)
Discontinued operations:
Income (loss) from discontinued operations, net of tax	(1,440)	2,151	1,588	(971)	—
Gain from sale of BioSepra business, net of tax	18,527	—	—	—	—
Net income (loss) from discontinued operations	17,087	2,151	1,588	(971)	—
Dividend related to beneficial conversion feature of preferred stock	—	—	—	—	(27,228)
Net loss attributable to common stockholders	$(19,841)	$(36,747)	$(29,072)	$(25,812)	$(47,532)
Basic and diluted net loss per share attributable to common stockholders(1):
Net loss per share from continuing operations	$(1.26)	$(1.38)	$(1.14)	$(0.94)	$(4.09)
Net income (loss) per share from discontinued operations	0.58	0.07	0.06	(0.03)	—
Net loss per share attributable to common stockholders	$(0.68)	$(1.31)	$(1.08)	$(0.97)	$(4.09)
Weighted average shares used in computing basic and diluted net loss per share attributable to common stockholders(1)	29,244	28,154	26,965	26,512	11,635

	As of December 31,
	2004	2003	2002	2001	2000
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and investments in securities	$37,567	$47,316	$42,541	$77,124	$107,633
Working capital	39,932	51,970	47,667	70,890	108,020
Total assets	74,377	102,026	87,615	106,816	118,948
Long-term debt and capital lease obligations, including current portion	29,397	31,865	2,816	2,610	840
Total stockholders’ equity	26,715	47,892	68,354	93,229	113,152

(1)    The share and per share data shown above have been restated to reflect Ciphergen’s 0.43-for-one reverse stock split, effective September 28, 2000.

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In 2001, we introduced the ProteinChip Biomarker System, which utilizes sophisticated third-party software to automate pattern recognition-based statistical analysis methods and correlate protein expression patterns from clinical samples with disease phenotypes. We also began selling the Biomek® 2000 Workstation, a robotic accessory which is manufactured by Beckman Coulter and which has been optimized for use with our ProteinChip Biomarker System to increase sample throughput and reproducibility. In addition, we expanded our product offering with a SELDI ProteinChip interface to high-end tandem mass spectrometers, which we developed and which is manufactured for us by a third party manufacturing company. On July 31, 2001, Ciphergen acquired the BioSepra® process chromatography business from Invitrogen Corporation; this business was subsequently sold to Pall Corporation on November 30, 2004.

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

We have used our resources primarily to develop and expand our proprietary ProteinChip Systems and related consumables and to establish a marketing and sales organization for commercialization of our products. We also used our funds to establish a joint venture to distribute our products in Japan and to increase our ownership in the joint venture to 100%. In addition, we acquired the BioSepra process chromatography business in 2001, which we sold for a gain in 2004. We have also used our resources to establish Biomarker Discovery Center laboratories to provide research services to our clients, to foster further adoption of our products and technology, and to discover biomarkers that we seek to patent for diagnostic and other purposes. In early 2004, we formed a Diagnostics Division and increased our efforts to discover protein biomarkers and panels of biomarkers that can be developed into protein molecular diagnostic tests that improve patient care. Since our inception we have incurred significant losses and as of December 31, 2004, we had an accumulated deficit of $160.4 million.

Our sales are currently driven by the need for new and better tools to perform protein discovery, characterization, purification, identification and assay development. In addition, many of our customers later enhance their ProteinChip Systems by adding our automation accessories and advanced software. Most of the ProteinChip Systems sold to our customers also generate a recurring revenue stream from the sale of consumables and maintenance contracts.

Our expenses have consisted primarily of materials, contracted manufacturing services, labor and overhead costs to manufacture our ProteinChip Systems and ProteinChip Arrays and to provide customer services; marketing and sales activities; research and development programs; litigation; and general and administrative costs associated with our operations. We expect our cost of revenue to increase in 2005 relative to 2004 due to increased unit sales of our ProteinChip Systems, arrays and services in 2005. We also expect cost of revenue to decrease slightly as a percent of total revenue as a result of anticipated higher production volumes and diminishing manufacturing inefficiencies inherent in the transition to production of our ProteinChip System, Series 4000, which we introduced in mid-2004. We expect our research and development expenses to decrease in 2005 relative to 2004 due to the transition of the ProteinChip System, Series 4000 into manufacturing and scaling back selected other projects, which has led to reduced research and development headcount as well as reduced use of outside contractors and services. We anticipate that these decreases will be partly offset by increased efforts at our Biomarker Discovery Center laboratories to discover, validate and patent biomarkers that may have diagnostic and/or therapeutic utility. We expect our sales and marketing expenses to decrease in 2005 relative to 2004 as a result of a smaller sales force and reduced marketing expenses. We expect our general and administrative expenses to increase slightly in 2005 relative to 2004 due to normal salary increases and additions to staffing, offset largely by a decline in stock-based compensation expense associated with our initial public offering. As a result, we expect to incur losses at least for the next year. Our current level of revenue is insufficient for us to become profitable. To become profitable, we will need to increase unit sales of our ProteinChip Systems and Arrays as well as begin achieving revenue from our Diagnostics Division.

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

Recent Developments

On November 30, 2004, we completed the sale of our process chromatography business, consisting of our wholly-owned French subsidiary, BioSepra S.A., along with certain other related assets (together, the “BioSepra business”), to Pall Corporation for net proceeds of approximately $27.0 million, and an additional $1.0 million was deposited in an escrow account. We recorded a gain of $18.5 million on the sale, net of tax and approximately $321,000 of transaction costs, in net income from discontinued operations. The BioSepra business operating results have been removed from our results of continuing operations for all periods presented.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. (See Note 1 of the Notes to Consolidated Financial Statements.)

Revenue Recognition

We derive our revenue from primarily two sources: (i) products revenue, which includes systems, accessories, software licenses and consumables, and (ii) services and support revenue, which includes Biomarker Discovery Center services, maintenance, training and consulting revenue. As described below, significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period.

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

We generally include a standard 12-month warranty on our instruments and accessories in the form of a maintenance contract upon initial sale. We also sell separately priced maintenance (extended warranty) contracts, which are generally for 12 or 24 months, upon expiration of the initial warranty. We make no distinction between a standard warranty and a maintenance (extended warranty) contract, as coverage under both the standard and extended warranty maintenance contracts is identical. Because we do not offer traditional warranties but enhance them such that they are identical to our separately priced maintenance contracts, we believe it is appropriate to account for them the same way. Revenue for both the standard and extended warranty maintenance contracts is deferred and recognized ratably over the maintenance contract term. Related costs are expensed as incurred. If we were to experience an increase in warranty claims or if costs of servicing these maintenance contracts were greater than the expectations upon which the maintenance contract deferrals had been based, our gross margins could be adversely affected.

For revenue from Biomarker Discovery Center contracts and other consulting contracts, if elements are specifically tied to a separate earnings process, then revenue related to an element is recognized when the specific performance obligation associated with that element is completed. When revenues for an element are not specifically tied to a separate earnings process, they are recognized ratably over the term of the agreement. Revenue from Biomarker Discovery Center services and other consulting contracts is recognized at the completion of key stages in the performance of the service as described in our agreement with the customer. Often there is only a single element, namely delivery of a scientific report upon completion of our analysis of customer samples, in which case we recognize all the revenue upon the conclusion of the project when all deliverables have been provided to the customer. Revenue is deferred for fees received before earned. Our training is billed based on published course fees and we generally recognize revenue as the training is provided to the customer.

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

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. These reserves are determined by (1) analyzing specific customer accounts that have known or potential collection issues, and (2) reviewing the length of time receivables are outstanding and applying historical loss rates to the aging of the accounts receivable balances. If the financial condition of Ciphergen’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances would be required.

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

Depreciation and Amortization

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization is computed for financial reporting purposes principally using the straight-line method over the following estimated useful lives: machinery and equipment, 3-5 years; computer equipment and software, 3 years; furniture and fixtures, 5 years; buildings and leasehold improvements, lesser of their economic life or the term of the underlying lease. If assets are determined to have useful lives shorter than originally estimated, the net book value of the assets is depreciated over the newly determined remaining useful lives.

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

Goodwill Impairment

We recorded goodwill principally as a result of our acquisition of BioSepra in 2001 and the increase in our ownership of Ciphergen Biosystems KK in 2002 and 2004. The goodwill related to BioSepra was written off against the gain on the sale of the BioSepra business in 2004. We perform goodwill impairment tests on an annual basis and more frequently when events and circumstances occur that indicate a possible impairment of goodwill. In determining whether there is an impairment of goodwill, we calculate the estimated fair value of the reporting unit in which the goodwill is recorded using a discounted future cash flow method. We then compare the resulting fair value to the net book value of the reporting unit, including goodwill. If the net book value of a reporting unit exceeds its fair value, we measure the amount of the impairment loss by comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. To the extent that the carrying amount of a reporting unit’s goodwill exceeds its implied fair value, we recognize a goodwill impairment loss. We performed our annual impairment tests in 2002, 2003 and 2004, and we determined that no impairment had occurred. The discounted future cash flow method used in the first step of our impairment test involves significant estimates including future cash inflows from estimated revenues, future cash outflows from estimated project costs and general and administrative costs, estimates of timing of collection and payment of various items and future growth rates as well as discount rate and terminal value assumptions. Although we believe the estimates and assumptions that we used in testing for impairment are reasonable and supportable, significant changes in any one of these assumptions could produce a significantly different result.

Stock-Based Compensation

We have various stock option, stock purchase and incentive plans to reward employees and key executive officers of our company. We account for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees”, and apply the disclosure provisions of Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation”, as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure”. Under APB 25, unearned stock-based compensation is measured as the difference, if any, on the date of grant, between the fair value of our common stock and the exercise price. Under SFAS 123, stock-based compensation is based on the fair value of the stock award measured using option valuation models. All deferred stock-based compensation is amortized and expensed in accordance with Financial Accounting Standards Board Interpretation No. 28, an accelerated vesting model. Although we do disclose in the notes to the financial statements the pro forma impact of applying the provisions of SFAS 123 to our stock awards, when we adopt SFAS No. 123 (Revised), “Share-Based Payment”, effective July 1, 2005, it could have a material impact on our financial position and results of operations, although we have not yet determined this impact.

Contingencies

We have been, and may in the future become, subject to legal proceedings related to intellectual property licensing matters. Based on the information available at the balance sheet dates and through consultation with our legal counsel, we assess the likelihood of any adverse judgments or outcomes for these matters, as well as potential ranges of probable loss. If losses are probable and reasonably estimable, we will record a reserve in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies”. Currently we have no such reserves recorded. Any reserves recorded in the future may change due to new developments in each matter.

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

Results of Operations

Comparison of Years Ended December 31, 2004, 2003 and 2002

In the following discussion of our results of operations, results related to the BioSepra business have been reclassified as discontinued operations for all periods discussed.

Revenue

Product revenue was $31.4 million in 2004, $35.9 million in 2003, and $24.4 million in 2002. The $4.5 million or 13% decrease in product revenue from 2003 to 2004 was primarily the result of a 22% decrease in revenue from sales of our ProteinChip Systems, accessories and software. This was largely due to a 13% decline in unit sales of ProteinChip Systems, reflecting a more competitive selling environment. In addition, we experienced a 10% decrease in average revenue per system sold due to lower list prices for the Series 4000 as well as increased discounting as a result of the competitive environment and slightly lower accessory sales when comparing the two periods. This was partially offset by a 20% increase in array and other consumables sales driven by greater unit sales to a larger installed base of customers.

The $11.5 million or 47% increase in product revenue from 2002 to 2003 was largely the result of a 39% increase in revenue from sales of our ProteinChip Systems, accessories and software, as well as an 81% increase in revenue from our arrays and consumables. The increase in systems and related revenue was due to a 5% increase in unit sales of ProteinChip Systems and a 33% increase in average revenue per system sold due to an increase in accessory sales and a greater proportion of higher-end, more automated configurations. These results were aided by increasing the size of our sales force during this period. The increase in array and consumable sales was largely driven by greater unit sales to a larger installed base of customers as well as a slight increase in average selling price due to a 5% increase in list price at the start of 2003. In Japan, we price our products in Japanese yen, and approximately $335,000 of the increase in product revenue in 2003 can be attributed to the weakening of the U.S. dollar against the Japanese yen.

Service revenue was $8.8 million in 2004, $7.8 million in 2003, and $4.8 million in 2002. The $1.0 million or 13% increase in service revenue from 2003 to 2004 was primarily due to $1.8 million higher revenue from maintenance contracts, training and consulting services driven by growth in our installed base. This was partially offset by a decline of $776,000 in revenue from Biomarker Discovery Center services; we redirected much of our selling effort towards ProteinChip System sales and away from service projects during this period, in part due to our desire to focus more of our Biomarker Discovery Center resources on research for our own account.

The $3.0 million or 61% increase in service revenue from 2002 to 2003 was primarily due to a $2.5 million increase in revenue from maintenance contracts, training and consulting services driven by growth in our installed base. In addition, revenue from collaboration services handled through our Biomarker Discovery Center laboratories increased $484,000 primarily due to additional projects undertaken for pharmaceutical company clients.

We expect total 2005 revenue of approximately $44-48 million. We expect that revenues for the first quarter of 2005 will be approximately $8-9 million, with increasing quarterly revenue thereafter in 2005.

Cost of Revenue

Cost of product revenue was $11.2 million in 2004, $11.9 million in 2003, and $7.1 million in 2002. The $712,000 or 6% decrease in cost of product revenue from 2003 to 2004 resulted primarily from a decrease in unit sales of our ProteinChip Systems. The gross margin for product revenue decreased from 67% in 2003 to 64% in 2004. This decrease was largely due to a decrease in the average selling price of our systems. In the third quarter, we offered special, introductory pricing for one quarter for our newly introduced ProteinChip System, Series 4000; we also have been discounting our remaining stock of older models of our ProteinChip System. In the six months of 2004 after launching the Series 4000, this new product accounted for 81% of our unit sales, while older model ProteinChip Systems and Tandem MS Interfaces accounted for 14% and 5%, respectively. Cost of product revenue in 2004 also included an increase in the provision for excess and obsolete inventory of $1.2 million. This reduced the gross margin for product revenue by 4% of product revenue. The increase in the provision for excess and obsolete inventory was largely to provide an appropriate reserve for our older ProteinChip Systems in light of the introduction of the new Series 4000 model. This was offset by the sales of ProteinChip Systems, Series 4000, that were built with $1.3 million of components previously charged to research and development expense prior to the product achieving technological feasibility, thus favorably impacting the gross margin by 4% of product revenue.

The $4.8 million or 68% increase in cost of product revenue from 2002 to 2003 resulted from an increase in unit sales of our ProteinChip Systems, accessories, software, arrays and other consumables. The gross margin for product revenue decreased from 71% in 2002 to 67% in 2003. The amortization of certain expenses related to our litigation settlement reduced the 2003 gross margin for product revenue by approximately 2% of product revenue. The decrease in gross margin from 2002 to 2003 was also due to lower gross margins for arrays and consumables resulting from lower yields in production, as well as product mix, particularly a higher number of Biomek 2000 Workstations. Lower production yields for our arrays in 2003, as we raised our quality specifications to improve product performance, reduced our gross margin for product revenue by approximately 1% of product revenue in 2003 relative to 2002. In addition, the Biomek 2000, which we purchase from Beckman Coulter and resell as an accessory for our ProteinChip Systems, carries significantly lower profit margins than products we manufacture ourselves.

Deferred stock-based compensation for options granted to employees is the difference between the fair value of our common stock on the date such options were granted and their exercise price. Stock-based compensation for options granted to consultants is periodically remeasured as the underlying options vest. Stock-based compensation expense in cost of product revenue was $45,000 in 2004, $81,000 in 2003, and $124,000 in 2002.

Cost of service revenue was $3.9 million in 2004, $3.4 million in 2003, and $2.3 million in 2002. From 2003 to 2004, cost of service revenue increased $450,000 or 13% due to increased field service costs to provide service for a greater number of maintenance contracts, partially offset by decreased collaboration expenses associated with revenue-generating contracts at our Biomarker Discovery Center laboratories. The gross margin for service revenue remained at 56% for 2003 and 2004.

From 2002 to 2003, cost of service revenue increased $1.1 million or 50% due to increased field service costs to provide service for a greater number of maintenance contracts, and increased collaboration expenses associated with revenue-generating contracts at our Biomarker Discovery Center laboratories. The gross margin for service revenue increased from 53% in 2002 to 56% in 2003 mainly due to improved operating efficiencies of our field service team and our Biomarker Discovery Center laboratories. During 2003, the average number of our field service engineers was lower than for the corresponding period of 2002; at the same time, the installed base of our ProteinChip Systems increased. Thus the number of systems supported on a per-person basis increased on average, resulting in a lower cost per maintenance contract. In addition, individual Biomarker Discovery Center contracts proved to be more profitable in 2003 than in 2002. With the benefit of more experience, we were better able to gauge the amount and complexity of the work and negotiate pricing accordingly. These increases in gross margin were partially offset by the amortization of expenses associated with our litigation settlement, which reduced the 2003 gross margin for service revenue by approximately 2% of service revenue.

We expect our overall gross margin to be in the 65-68% range during 2005.

Litigation Settlement

On May 28, 2003, we settled our litigation with Molecular Analytical Systems, Inc. (“MAS”), LumiCyte, Inc. (“LumiCyte”), and T. Williams Hutchens whereby we acquired the undisputed exclusive rights granted to MAS under patents licensed from Baylor College of Medicine and the parties released all claims against each other. These patent rights refer to technology known as SELDI-TOF-MS, and provide us with an exclusive worldwide license and right to sublicense the technology and to commercialize any and all products, information and services derived from the technology without limitation. Furthermore,

LumiCyte assigned all rights granted to it from MAS and related to the Baylor College of Medicine patents to us without restriction. As part of the settlement:

•       Ciphergen paid LumiCyte $3.0 million in cash;

•       Ciphergen issued to LumiCyte 1,250,000 shares of Ciphergen common stock which was valued at $7.8 million; and

•       Ciphergen agreed to pay license fees to MAS based on the revenues Ciphergen and its affiliates derive from the SELDI technology and recognize between February 21, 2003 and May 28, 2014, provided that such license fees will not exceed $1.0 million during the calendar year 2003 or $10.0 million in the aggregate. Although $10.0 million is the maximum amount that could be payable, we feel it is likely that in the remaining approximately nine years until May 2014, we will achieve cumulative sales sufficient to reach this upper limit. Through December 31, 2004, we paid or accrued a total of $1.7 million in such license fees.

The total cost of the litigation settlement, including future license fees, is expected to be $20.8 million. We cannot predict the amount of future revenue we will earn over the remaining life of the technology. Therefore we do not relate the license fees to revenue. Rather, we view our license rights as an intangible asset we purchased which we amortize over a 17-year useful life on a straight line basis. The 17-year useful life started in April 1997, when we originally acquired our license rights (subsequently the subject of a litigation settlement), and expires in the second calendar quarter of 2014. We believe that researchers will have a need to do advanced protein analysis for far longer than the remaining approximately nine years and, because of the complexity of that task, multiple technologies will be employed. Largely due to the complexity of analyzing proteins, we do not believe that an as-yet-undeveloped technology will be developed by others that would obsolete the use of ProteinChip technology, although undoubtedly alternate approaches will be introduced in the future at the same time as we continue to evolve and improve the performance of our technology. Nor do we foresee ourselves introducing a new technology that would supplant the SELDI technology. As an analogy, polymerase chain reaction (PCR) technology was invented in 1983 and continues to be a key method used in genetic research today. On the other hand, once the fundamental patents protecting the ProteinChip technology expire, we believe that multiple parties will want to enter the market using the technology. Hence, we have concluded that a 17-year useful life is appropriate.

Of the total anticipated settlement costs of $20.8 million, $7.3 million was attributed to periods prior to April 1, 2003 and expensed as a non-recurring item in the second quarter of 2003. $906,000 was amortized to cost of revenue for the remainder of 2003, $1.2 million was amortized to cost of revenue in 2004, and the remaining $11.4 million will be amortized to cost of revenue in future periods through the second quarter of 2014. The cost is being prorated between cost of products revenue and cost of services revenue each month based on the ratio of SELDI-based products revenue to SELDI-based services revenue.

Operating Expenses

Research and Development

Research and development expenses were $19.3 million in 2004, $23.6 million in 2003, and $19.6 million in 2002. From 2003 to 2004, research and development expenses decreased $4.4 million or 18% primarily due to a decrease of $2.5 million in salaries, payroll taxes and employee benefits, excluding our Biomarker Discovery Center laboratories, due to a decline in research and development staff resulting primarily from the completion of our Series 4000 development program as well as the cancellation or scaling back of various early-stage research and development projects in line with our cost reduction efforts. These actions also resulted in a decrease of approximately $1.6 million for engineering parts and other project materials, excluding our Biomarker Discovery Center laboratories. These were partially offset by an increase of approximately $907,000 in Biomarker Discovery Center activities related to projects targeting the discovery and development of biomarkers by our Diagnostics Division. In addition, stock-based compensation expense declined $150,000.

From 2002 to 2003, research and development expenses increased $4.0 million or 21% primarily due to an increase of $2.4 million in materials and supplies used in the development of new products. Excluding our Biomarker Discovery Center laboratories, payroll and related costs increased approximately $884,000 due to a higher average research and development headcount in 2003 compared to 2002, even though our research and development headcount at the end of 2003 was lower than it was at the end of 2002. The expenses of our Biomarker Discovery Center laboratories increased $696,000, largely due to an increase in staffing which resulted in an increase of $247,000 in payroll and related costs, and an increase in lab supplies and project materials of $369,000. These increases were partially offset by a decline of $406,000 in costs of outside services for instrument and array development. Stock-based compensation expense in research and development was $187,000 in 2003, compared to a benefit of $36,000 in 2002. Certain stock-based compensation expense was reversed in 2002 due to the cancellation of stock options for a consultant whose service to Ciphergen ended during the period. A $131,000 non-cash milestone payment to Stanford Research Systems in the form of a stock grant was made in 2002. No milestone payments were made to Stanford Research Systems in 2003 or 2004.

Stock-based compensation expense in research and development expenses, excluding the milestone payment described above, was an expense of $37,000 in 2004 and $187,000 in 2003, and a benefit of $36,000 in 2002.

We expect research and development expenses to decline in 2005 relative to 2004 due to having fewer research and development employees in 2005 as well as slowing or canceling selected early-stage research and development programs in our Biosystems Division as part of our efforts to control expenses, partially offset by an increase in our research and development activities associated with our Diagnostics Division.

Sales and Marketing

Sales and marketing expenses were $26.4 million in 2004, $21.3 million in 2003, and $18.0 million in 2002. From 2003 to 2004, sales and marketing expenses increased $5.0 million or 24%, largely due to a $1.6 million increase in salaries, payroll taxes and employee benefits in line with a higher average number of sales and marketing employees in 2004 compared to 2003, as well as an $816,000 increase in travel costs due to the higher average headcount in 2004 and increased travel related to the introduction of our new ProteinChip System, Series 4000, in July 2004 and the new Diagnostics Division which was formed in early 2004. Largely due to the new product introduction, the cost of advertising, trade shows and other promotional activities increased approximately $772,000; equipment costs, consisting primarily of depreciation of demonstration ProteinChip Systems, increased approximately $413,000; and ProteinChip Arrays and lab supplies used for customer demonstrations increased approximately $326,000. These increases were partially offset by a decline of $181,000 in stock-based compensation expense.

From 2002 to 2003, sales and marketing expenses increased $3.4 million or 19%, largely due to higher payroll-related costs as a result of a 16% increase in the sales and marketing staff, exclusive of the Ciphergen Biosystems KK acquisition, thereby increasing payroll and related costs approximately $1.0 million. Depreciation and other equipment expenses increased $317,000, largely due to an increase in demonstration equipment. The consolidation of Ciphergen Biosystems KK’s financial statements for a full year also added approximately $1.9 million to our sales and marketing expenses. These increases were partially offset by a decline of $124,000 in stock-based compensation expense.

Stock-based compensation expense in sales and marketing expenses was $93,000 in 2004, $274,000 in 2003, and $398,000 in 2002.

We expect sales and marketing expenses to decrease in 2005 relative to 2004 as a result of a smaller sales force and decreased marketing expenses.

General and Administrative

General and administrative expenses were $14.1 million in 2004, $14.8 million in 2003, and $14.4 million in 2002. From 2003 to 2004, general and administrative expenses decreased $679,000 or 5%, largely driven by a $2.3 million reduction in legal fees which resulted primarily from the settlement of our litigation in 2003 and more selective patent activities in 2004, and a decrease of $449,000 in stock-based compensation expense, partially offset by increases of $549,000 in payroll and related expenses and $331,000 in travel costs, both largely related to the formation of the Diagnostics Division in early 2004, a $636,000 increase in accounting and audit fees almost entirely due to compliance with the Sarbanes-Oxley Act of 2002, and a $417,000 increase in the portion of occupancy costs allocated to administrative departments largely due to the shift in employee mix following reductions in research and development headcount.

From 2002 to 2003, general and administrative expenses increased $393,000 or 3%, largely driven by an 11% increase in the administrative staff, exclusive of the Ciphergen Biosystems KK acquisition, thereby increasing payroll and related costs approximately $454,000. Legal fees related to our litigation declined by approximately $1.0 million as a result of the settlement reached during 2003, but costs related to patent filings increased by nearly the same amount. Accounting and audit fees increased approximately $333,000, partly due to the increasing scope and complexity of our international operations. The consolidation of Ciphergen Biosystems KK’s financial statements for a full year also added approximately $434,000 to our general and administrative expenses. These increases were partially offset by a decrease of $710,000 in stock-based compensation expense.

Stock-based compensation expense in general and administrative expenses was $427,000 in 2004, $876,000 in 2003, and $1.6 million in 2002.

We expect general and administrative expenses to increase slightly in 2005 relative to 2004 due to normal salary increases and additions to staffing, offset largely by a decline in stock-based compensation associated with our initial public offering.

Interest and Other Income (Expense), Net

Interest income was $505,000 in 2004, $702,000 in 2003, and $1.5 million in 2002. The decrease of $197,000 from 2003 to 2004 was primarily due to lower average investment balances. The decrease of $841,000 from 2002 to 2003 was due to lower average investment balances and declining interest rates.

Interest expense was $2.0 million in 2004, $763,000 in 2003, and $43,000 in 2002. The increase of $1.2 million from 2003 to 2004 was primarily due to an increase of $1.2 million in interest expense related to the $30.0 million convertible senior notes issued in August 2003, of which $344,000 was an increase in amortization expense for the beneficial conversion feature associated with the notes. The increase of $720,000 from 2002 to 2003 was largely due to the issuance of the convertible senior notes in August 2003, resulting in an increase in interest expense of $676,000 of which $192,000 was an increase attributable to the amortization of the beneficial conversion feature associated with the notes.

Other income (expense) was $649,000 of expense in 2004, $150,000 of expense in 2003, and $65,000 of expense in 2002. In 2004, other expense of $649,000 was due mainly to approximately $373,000 in expense associated with the amortization of issuance costs for the convertible senior notes and foreign exchange losses of approximately $307,000, largely due to the decline of the U.S. dollar against the euro, related to our U.S. dollar bank accounts in Europe. Subsequent to our acquisition of majority control of Ciphergen Biosystems KK on August 31, 2002 and prior to our acquisition of 100% control of Ciphergen Biosystems KK at the end of the first quarter of 2004, we attributed a share of this joint venture’s income or losses to SC BioSciences’ (a subsidiary of Sumitomo Corporation) minority interest. For 2004, we attributed $0 of loss to minority interest, as cumulative losses attributable to the minority shareholder exceeded previous income. For 2003 and 2002, we attributed $133,000 and $32,000 of the joint venture’s income to minority interest, respectively.

Income Taxes

We have incurred net losses since inception and consequently are not subject to corporate income taxes in the U.S. to the extent of our tax loss carryforwards. At December 31, 2004 we had net operating loss carryforwards of approximately $122.2 million for federal and $15.7 million for state tax purposes. If not utilized, these carryforwards will begin to expire beginning in 2009 for federal purposes and 2005 for state purposes. We also have research credit carryforwards of approximately $4.0 million and $3.7 million for federal and state tax purposes, respectively. If not utilized, the federal research credit carryforwards will expire in various amounts beginning in 2011. The California research credit can be carried forward indefinitely. The utilization of net operating loss carryforwards to reduce future income taxes will depend on our ability to generate sufficient taxable income prior to the expiration of the net operating loss carryforwards. In addition, the maximum annual use of the net operating loss carryforwards may be limited in situations where changes occur in our stock ownership.

We have incurred income tax liabilities primarily in France and Japan, as well as in most of the other countries outside the U.S. in which we operate. We have used net operating loss carryforwards to reduce our income tax liabilities in France and Japan. We fully utilized our French net operating loss carryforwards in 2003, resulting in higher French income tax liability in 2003 when BioSepra generated net income, although this was followed in 2004 by a net loss. We fully utilized our Japanese net operating loss carryforwards in 2004, resulting in higher 2004 Japanese income tax liability.

Income (Loss) From Discontinued Operations, Net of Tax

Discontinued operations includes all revenue, cost of revenue, operating expenses, interest expense, other income (expense) and tax provisions related to our BioSepra business, which was sold to Pall Corporation on November 30, 2004. Income (loss) from discontinued operations was $1.4 million of loss in 2004, $2.2 million of income in 2003, and $1.6 million of income in 2002.

The operating results of the BioSepra business are presented in the following table (in thousands):

	Eleven Months Ended November 30,	Years Ended December 31,
	2004	2003	2002
Revenue	$8,395	$14,734	$10,092
Gross profit	4,921	9,483	6,706
Operating expenses	6,281	6,629	4,937
Operating income	(1,360)	2,854	1,769
Income (loss) before income taxes	(1,377)	3,605	1,693
Income tax provision	63	1,454	105
Income (loss) from discontinued operations, net of tax	(1,440)	2,151	1,588

The decrease in income from discontinued operations, net of tax, of $3.6 million in 2004 relative to 2003 resulted primarily from a revenue decrease of $5.2 million or 38% through the date of sale compared to the same eleven month period in 2003, as well as the shorter comparative period in 2004. BioSepra’s business is characterized by a relatively low number of orders for large quantities of customer-specific products, often $250,000 to $1.5 million or more per order, that are utilized and consumed by pharmaceutical customers to manufacture biological therapeutics. Filling these large orders entails a lengthy and highly controlled manufacturing process at BioSepra, and customers cannot tolerate batch-to-batch variability, so customers typically order several years of supply to be manufactured at one time and provided to them in a few large deliveries for storage in environmentally-controlled facilities. Orders from an individual customer may not recur from year to year or may vary significantly in volume from year to year due to the customer’s rate of consumption. The majority of the increase in BioSepra’s revenue from

2002 to 2003, and the decrease from 2003 to 2004, is due to the increased level of such orders occurring in 2003 that did not occur in 2002 or 2004. BioSepra generally prices its products in euros. Revenue and operating income benefited in 2004 relative to 2003 by approximately $1.3 million and $936,000, respectively, due to the weakening of the U.S. dollar against the euro in 2004.

Gain From Sale of BioSepra Business, Net of Tax

The $18.5 million gain we recognized on the sale of our BioSepra business is summarized as follows (in thousands):

Net proceeds:
Cash proceeds received	$28,376
Less: Post-closing adjustment owed to buyer	(1,044)
Less: Transaction costs	(321)
27,011
Cost basis:
Accounts receivable, net, and other current assets	2,795
Inventories	5,294
Property, plant and equipment, net	6,081
Other tangible assets	210
Patents	210
Developed product technology	2,828
Goodwill	1,380
Accounts payable and accrued liabilities	(1,976)
Capital lease obligations	(2,978)
Other long-term liabilities	(629)
Cumulative translation adjustment	(4,731)
8,484
Gain on sale of BioSepra business	$18,527

In addition, $1.0 million was placed in an interest-bearing escrow account for one year, upon which claims for selling price adjustments may be made by the buyer. At the end of one year, any residual will be paid to Ciphergen and be treated as an additional gain on the sale.

Liquidity and Capital Resources

From our inception through December 31, 2004, we have financed our operations principally with $183.7 million from the sales of products and services to customers and net proceeds from equity financings totaling approximately $145.8 million. This includes net proceeds of $92.4 million from our initial public offering in September 2000 and net proceeds of $26.9 million from our Series E Preferred Stock financing in March 2000. We received $28.1 million of net proceeds from the sale of 4.5% convertible senior notes on August 22, 2003. These notes are due September 1, 2008. We also received net proceeds of $27.0 million from the sale of our BioSepra business in November 2004. Cash, cash equivalents and investments in securities at December 31, 2004 were $37.6 million, compared to $47.3 million at December 31, 2003. Working capital at December 31, 2004 was $39.9 million, compared to $52.0 million at December 31, 2003. The decrease was principally due to a $9.7 million decrease in cash and investments, as well as a $5.8 million decrease in working capital from the sale of our BioSepra business. In addition, there was a $2.3 million decrease in accounts receivable, exclusive of the BioSepra sale, reflecting the decline in revenue from continuing operations in 2004 compared to 2003. These decreases were partially offset by a $3.9 million increase in inventories, exclusive of the BioSepra sale, which largely resulted from stocking up to build the new ProteinChip System, Series 4000, which was introduced in 2004, as well as lower than expected instrument sales. Long-term debt and capital lease balances at December 31, 2004 totaled $29.4 million, compared to $31.9 million at December 31, 2003, largely due to the sale of BioSepra and the transfer of associated capital lease obligations to the buyer.

Net cash used in operating activities was $32.5 million in 2004 compared to $20.6 million in 2003. Including discontinued operations, revenue decreased by $9.8 million in 2004 compared to 2003, resulting in less cash collected in 2004. Cash used in operating activities was mainly to fund inventory purchases, payroll and operating expenses. Also, more cash was used in 2004 to pay interest, as the first two interest payments on our convertible senior notes fell due in 2004. Net cash used in operating activities was $20.6 million in 2003 compared to $27.3 million in 2002. More cash was collected from customers in 2003 as compared to 2002 due to higher sales in 2003. This increase in cash enabled us to fund higher operating expenses and inventory purchases as well as to pay $3.0 million to LumiCyte for the litigation settlement. The increase in cash collected was offset by a decrease in interest income received in 2003 as compared to 2002 as a result of lower investment balances and declining interest rates.

Net cash provided by investing activities was $34.0 million in 2004 compared to net cash used in investing activities of $4.1 million in 2003. Net cash provided by investing activities in 2004 consisted primarily of $28.1 million received from the sale of our BioSepra business, net of transaction costs related to the sale, and maturities and sales of investment securities of $12.1 million, partly offset by purchases of property and equipment of $4.6 million, payments totaling approximately $1.0 million for a technology license related to our litigation which was settled in 2003, and a payment of $1.0 million for the remaining 30% ownership interest in our Japanese subsidiary. Net cash used in investing activities was $4.1 million in 2003 compared to net cash provided by investing activities of $7.5 million in 2002. Net cash used in investing activities in 2003 consisted of property and equipment purchases of $6.4 million and payments of $613,000 for a technology license related to our litigation which was settled in 2003, partly offset by net maturities of investment securities of $2.6 million as a result of funding our operations, and a $230,000 repayment of an officer loan. We anticipate capital expenditures of approximately $3-4 million in 2005.

Net cash provided by financing activities was $792,000 in 2004 compared to $31.0 million in 2003. Net cash provided by financing activities in 2004 was derived primarily from issuances of common stock under our stock plans of $1.2 million and the repayment of stockholder loans in the aggregate principal amount of $744,000. These were partly offset by $1.2 million of debt repayments. Net cash provided by financing activities was $31.0 million in 2003 compared to net cash used in financing activities of $3.8 million in 2002. The increase resulted primarily from $28.1 million in net proceeds from our issuance of convertible senior notes, after offering costs of approximately $1.9 million. In addition, during the second quarter of 2003, we entered into a three-year loan agreement with GE Capital Corporation to finance up to $5.0 million of capital equipment purchases. As of December 31, 2004, we had financed approximately $2.1 million of capital equipment purchases through this facility at an annual interest rate of 7.48%. There were also repayments of three stockholder loans in the aggregate principal amount of $196,000, and the issuance of common stock under our stock option and employee stock purchase plans of $1.6 million, offset by the repayment of capital lease obligations of $684,000 and repayments of the GE loan of $313,000.

We currently believe that current cash resources will be sufficient to maintain current and planned operations at least through the next twelve months. We currently expect to fund expenditures for capital requirements as well as liquidity needs from a combination of available cash, marketable securities, sales of assets, and long-term debt. We will be required to raise additional capital at some point in the future, which might be achieved through a variety of sources, including securities issuances and collaborative arrangements. If additional capital is raised through the issuance of equity or securities convertible into equity, our stockholders may experience dilution, and such securities may have rights, preferences or privileges senior to those of the holders of our common stock or the notes. If we obtain funds through arrangements with collaborators or strategic partners, we may be required to relinquish our rights to certain technologies or products that we might otherwise seek to retain. Additional financing may not be available to us on favorable terms, if at all. If we are unable to obtain financing on acceptable terms, we may be unable to execute our business plan and we could be required to delay, reduce the scope of, or eliminate our operations and we may not be able to pay off the senior notes or the capital equipment loan if and when they come due.

The following summarizes Ciphergen’s contractual obligations at December 31, 2004, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands).

	Total	Less than 1 Year	1-3 Years	4-5 Years	Beyond 5 Years
Contractual obligations:
Capital lease obligations(1)	$44	$16	$22	$6	$—
Equipment and insurance financing(1)	1,302	925	377	—	—
Convertible senior notes(2)	30,000	—	—	30,000	—
Interest payable on convertible senior notes	5,400	1,350	2,700	1,350	—
Non-cancelable portion of collaboration obligation(3)	228	228	—	—	—
Non-cancelable operating lease obligations	14,953	4,371	7,704	2,774	104
Purchase obligations(4)	683	683	—	—	—
Total contractual cash obligations	$52,610	$7,573	$10,803	$34,130	$104

(1)          Principal amounts, not including interest

(2)          Excludes the beneficial conversion feature amounting to $2,677, less related amortization of $728. (See Note 10 of the Notes to Consolidated Financial Statements.)

(3)   We have made a commitment to fund a Biomarker Discovery Center laboratory at The Johns Hopkins University School of Medicine which totals $914,000 for the period December 2004 to November 2005, of which $228,000 was non-cancelable at December 31, 2004.

(4)          Purchase obligations include agreements to purchase inventory and other goods and services that are enforceable and legally binding on Ciphergen and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty.

Ciphergen has complied with all requirements set forth in its credit agreements.

Recent Accounting Pronouncements

See Note 1 of the Consolidated Financial Statements for a full description of recent accounting pronouncements, including the respective dates of adoption and effects on our consolidated financial condition, results of operations and cash flows.

FACTORS THAT MAY AFFECT OUR RESULTS

We expect to continue to incur net losses in 2005 and 2006. If we are unable to significantly increase our revenues or significantly decrease our expenses, we may never achieve profitability.

From our inception in December 1993 through December 31, 2004, we have generated cumulative revenue from continuing operations of approximately $147.9 million and have incurred net losses of approximately $160.4 million. We have experienced significant operating losses each year since our inception and expect these losses to continue for at least the next several quarters. For example, we experienced net losses of approximately $25.8 million in 2001, $29.1 million in 2002, $36.7 million in 2003, and $19.8 million in 2004. Our losses have resulted principally from costs incurred in research and development, sales and marketing, litigation, and general and administrative costs associated with our operations. These costs have exceeded our gross profit which, to date, has been generated principally from product sales. We expect to incur additional operating losses and these losses may be substantial. We may never achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

If we are unable to further establish the utility of our products, our products and services may not achieve market acceptance.

The commercial success of our ProteinChip Systems and Arrays depends upon validating their utility for important biological applications and increasing their market acceptance by researchers in pharmaceutical and biotechnology companies, academic and government research centers and clinical reference laboratories. If our products are not demonstrated to be more effective in providing commercially useful protein information than other existing technologies, it could seriously undermine market acceptance of our products and reduce the likelihood that we will ever achieve profitability.

If we fail to successfully expand sales of our ProteinChip Systems, including the successful commercialization of the Series 4000, and develop new versions of proteomic systems to expand sales of other products, our revenue will not increase and we will not achieve profitability.

Our success depends on our ability to continue to expand commercial sales of our ProteinChip Systems and Arrays, and develop new, higher performance, easier to use versions of proteomic systems. In particular, our success will depend on our success in marketing our next generation ProteinChip System, the Series 4000. If this new system does not perform in accordance with market expectations, it is unlikely that we will be able to expand our sales. We may encounter difficulties in developing new, higher performance products or producing our current proteomic systems on a timely basis, we may not be able to produce them economically, we may fail to achieve expected performance levels, or we may fail to gain industry acceptance of such products.

We may experience increased manufacturing costs or failure rates for our ProteinChip Systems and Arrays that are higher than we anticipated, particularly for newer products being introduced, such as the ProteinChip System, Series 4000.

Our products and the components used in our products are based on complex technologies and we are currently in the process of developing new versions of certain products. We may not be able to cost effectively manufacture such new products. In addition, it is difficult to predict the failure rate of new products, such as the ProteinChip System, Series 4000. If our manufacturing costs are higher than anticipated or if the failure rates for our products are higher than anticipated, resulting in increased warranty claims and increased costs associated with servicing those claims, our gross profit will decrease.

We may not succeed in developing diagnostic products and even if we do succeed in developing diagnostic products, they may never achieve significant commercial market acceptance.

There is considerable risk in developing diagnostic products based on our biomarker discovery efforts; potential tests may fail to validate results in larger clinical studies and may not achieve acceptable levels of clinical sensitivity and specificity. If we do succeed in developing diagnostic tests with acceptable performance characteristics, we may not succeed in achieving significant commercial market acceptance for those tests. Our ability to successfully commercialize diagnostic products that we may develop will depend on several factors, including:

•       our ability to convince the medical community of the safety and clinical efficacy of our products and their potential advantages over existing diagnostic products;

•       our ability to establish business relationships with other diagnostic companies that can assist in the commercialization of these products; and

•       the agreement by Medicare and third-party payers to provide full or partial reimbursement coverage for our products, the scope and extent of which will affect patients’ willingness to pay for our products and will likely heavily influence physicians’ decisions to recommend our products.

These factors present obstacles to significant commercial acceptance of our potential diagnostic products, which we will have to spend substantial time and money to overcome, if we can do so at all. Our inability to successfully do so will harm our business.

If we are unable to attract additional clients for our Biomarker Discovery Center services and satisfy these clients, we may not be successful in furthering adoption of our products and technology or generating additional revenue through commercial rights related to biomarker discoveries.

One element of our business strategy is to operate Biomarker Discovery Center laboratories in part through partnerships with academic and government research centers as well as pharmaceutical and biotechnology companies in order to increase adoption of our products and technology. Although we are currently in negotiation with additional potential partners and clients, to date we have entered into only a few such arrangements. Failure to enter into additional arrangements or expand existing relationships could limit adoption of our products and prevent us from generating additional revenue through commercialization of biomarker discoveries.

New product introductions, in particular the ProteinChip System, Series 4000, can result in disruptions to our revenue patterns and increased sales and marketing costs, and may involve manufacturing challenges that can negatively impact our gross margin.

We have introduced, and we plan to introduce in the future, new versions of our ProteinChip Systems, Arrays and Software, including our ProteinChip System, Series 4000. New product introductions entail training and educating our customers and prospective customers about the new features, protocols and technology encompassed by the new products. This could disrupt our revenue patterns or temporarily lengthen our sales cycles to a greater extent than it would at larger companies with broader product offerings. New product introductions may temporarily increase our sales and marketing costs. Manufacturing new products inherently runs the risk that initial costs may be high as new production processes are introduced, and it is possible that new products may involve quality issues that negatively impact our gross margins. In addition, the introduction of new products makes the continuing sales of previous product versions difficult and may require significant price discounts on such products.

If we fail to continue to develop the technologies we base our products on, we may not be able to successfully foster further adoption of our products and services as an industry standard or develop new product offerings.

The technologies we use for our ProteinChip Systems and related product offerings are new and complex technologies, which are subject to change as new discoveries are made. New discoveries and further progress in our field are essential if we are to maintain and expand the adoption of our product offerings. Development of these technologies remains a substantial risk to us due to various factors including the scientific challenges involved, our ability to find and collaborate with others working in our field, and competing technologies, which may prove more successful than ours. In addition, we have recently reduced our research and development headcount and expenditures, which may adversely affect our ability to further develop our technology.

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

We will need to raise additional capital in the future, and if we are unable to secure adequate funds on terms acceptable to us, we may be unable to execute our business plan.

We currently believe that current cash resources and the proceeds from the sale of our BioSepra business will be sufficient to meet our anticipated financial needs at least through the next twelve months. However, we may need to raise additional capital sooner, and we believe we will need to raise additional capital at some point in the future in order to develop new or enhanced products or services, increase our Biomarker Discovery Center laboratory activities undertaken for our Diagnostics Division, or acquire complementary products, businesses or technologies. If we are unable to obtain financing, or to obtain it on acceptable terms, we may be unable to successfully execute our business plan.

Legislative actions resulting in higher compliance costs are likely to adversely impact our future financial position and results of operations.

Compliance with changing regulation of corporate governance and public disclosure will result in additional expenses. Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and Nasdaq National Market listing requirements, are resulting in increased compliance costs. Specifically, we are undertaking significant efforts and numerous significant expenses to comply with Section 404 of the Sarbanes-Oxley Act of 2002. Compliance with these evolving standards will result in increased general and administrative expenses and may cause a diversion of management time and attention from revenue-generating activities to compliance activities.

Future changes in financial accounting standards or practices may cause adverse unexpected fluctuations and affect our reported results of operations.

Future changes in financial accounting standards, including those currently proposed, will likely affect our reported results of operations. For example, the mandated change effective for us on July 1, 2005 requiring that we record compensation expense in the statement of operations for employee stock options using the fair value method or changes in existing taxation rules related to stock options will have a negative effect on our reported results. The FASB has proposed a choice of valuation models to estimate the fair value of employee stock options. These models, including the Black-Scholes option-pricing model, use varying methods and inputs and may yield significantly different results. If another party asserts that the fair values of our employee stock options are misstated, securities class action litigation could be brought against us and/or the market price of our common stock could decline.

Because our business is highly dependent on key executives, scientists, engineers and sales people, our inability to recruit and retain these people could hinder our business expansion plans.

We are highly dependent on our executive officers, senior scientists, engineers and sales people. In certain countries, a few key individuals are important to our local success. Our product development and marketing efforts could be delayed or curtailed if we lose the services of any of these people. To expand our research, product development and sales efforts, we need people skilled in areas such as bioinformatics, biochemistry, information services, manufacturing, sales, marketing and technical support. Competition for qualified employees is intense. We will not be able to expand our business if we are unable to hire, train and retain a sufficient number of qualified employees. During 2004 and early 2005, we took steps to reduce our headcount and our voluntary employee turnover has increased from historic levels. In addition, the FASB has announced changes to generally accepted accounting principles in the U.S., specifically Statement of Financial Accounting Standards No. 123 (Revised), “Share-Based Payment”, that may cause us to change the manner in which we compensate our employees, which could considerably impact our ability to recruit and retain qualified employees.

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

Competition in our existing and potential markets is intense and we expect it to increase. Currently, our principal competition comes from other technologies that are used to perform many of the same functions for which we market our ProteinChip System. The major technologies that compete with our ProteinChip System are liquid chromatography-mass spectrometry and 2D-gel electrophoresis-mass spectrometry. In the life science research market, competitive protein research tools and services are currently provided by a number of companies, including several which are larger than Ciphergen. In the diagnostics market, there are several larger direct competitors. In many instances, our competitors may have substantially greater financial, technical, research and other resources and larger, more established marketing, sales, distribution and service organizations. Additionally, our potential customers may internally develop competing technologies. If we fail to compete effectively with these technologies and products, or if competitors develop significant improvements in protein detection systems, develop systems that are easier to use, or introduce comparable products that are less expensive, our products may not achieve market acceptance and our sales may decrease.

If we are unable to maintain our licensed rights to the SELDI technology, we may lose the right to produce ProteinChip Systems and products based on the SELDI technology and the right to provide services and information related thereto.

Our commercial success depends on our ability to maintain our sublicenses to the SELDI technology. In 2002, 2003 and 2004, all of our revenue from continuing operations was derived from SELDI-based products within the scope of the Baylor SELDI patents. Pursuant to the settlement of the litigation between Ciphergen, Molecular Analytical Systems (“MAS”), LumiCyte and T. William Hutchens, MAS cannot terminate Ciphergen’s rights under the sublicenses. However, Baylor College of Medicine has the right to terminate its license with MAS in case of material breach by MAS. If the agreements between Baylor College of Medicine and MAS were terminated and we were unable to obtain a license to these rights from Baylor College of Medicine, we would be precluded from selling any SELDI-based products within the scope of the Baylor SELDI patents, we would no longer generate revenue from the sale of these products and we would have to revise our business direction and strategy.

If the government grants a license to the SELDI technology to others, it may harm our business.

Some of the inventions covered by our sublicense agreements with MAS were developed under a grant from an agency of the U.S. government and therefore, pursuant to the Bayh-Dole Act and regulations promulgated there under, the government has a paid-up, nonexclusive nontransferable license to those inventions and will be able in limited circumstances to grant a license to others on reasonable terms. We are not aware of any basis for the government to exercise such rights, but if circumstances change and the government exercises such rights, our business could be harmed.

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

Our success also depends on avoiding infringing on the proprietary technologies of others. We are aware of third parties whose business involves the use of mass spectrometry for the analysis of proteins and DNA, and third parties whose business involves providing diagnostic tests. Certain of these parties have brought their patents to our attention. If these parties assert claims that we are violating their patents, we may incur substantial costs defending ourselves in lawsuits against charges of patent infringement or other unlawful use of another’s proprietary technology. Any such lawsuit may not be decided in our favor, and if we are found liable, we may be subject to monetary damages or injunction against using their technology. We may also be required to obtain licenses under their patents and such licenses may not be available on commercially reasonable terms, if at all.

We rely on single-source suppliers for many components of our ProteinChip Systems as well as processing services for our ProteinChip Arrays, and if we are unable to obtain these components and processing services, we would be harmed and our operating results would suffer.

We depend on many single-source suppliers for the necessary raw materials and components required to manufacture our products. We also rely on some single-source subcontractors for certain outsourced manufacturing services. Some of these suppliers are small companies without extensive financial resources. Because of the limited quantities of products we currently manufacture, it is not economically feasible to qualify and maintain alternate vendors for most components of our ProteinChip Readers and processing services for our ProteinChip Arrays. We have occasionally experienced delays in receiving raw materials, components and services, resulting in manufacturing delays. If we are unable to procure the necessary raw materials, components or services from our current vendors, we will have to arrange new sources of supply and our raw materials and components shipments could be delayed, harming our ability to manufacture our products, and our ability to sustain or increase revenue could be harmed. As a result, our costs could increase and our profitability could be harmed.

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

Currently, the FDA does not actively regulate clinical laboratory tests, or “home brews”, that have been developed and used by the laboratory to conduct in-house testing. The FDA does regulate as medical devices the “active ingredients” (known as “analyte specific reagents” or “ASRs”) of certain tests developed in-house by clinical laboratories. The FDA’s regulations provide that most ASRs are exempt from the FDA’s pre-market review requirements. We believe that ASRs that we may provide will fall within those exemptions. However, the FDA has publicly stated it is reevaluating its ASR policy and regulations, and we expect that revisions to these regulations may be implemented in the future that may have the effect of increasing the regulatory burden on manufacturers of these devices. The commercialization of our products and services could be impacted by being delayed, halted or prevented. If the FDA were to view any of our actions as non-compliant, it could initiate enforcement action such as a regulatory warning letter and possible imposition of penalties. Finally, ASRs that we may provide will be subject to a number of FDA requirements, including compliance with the FDA’s Quality System Regulations (“QSRs”), which establish extensive regulations for quality assurance and control as well as manufacturing procedures. Failure to comply with these regulations could result in enforcement action for us or our potential partners. Adverse FDA action in any of these areas could significantly increase our expenses and limit our revenue and profitability. Although we are ISO 9001:2000 certified in our ProteinChip manufacturing processes, we will need to undertake additional steps to bring our operations in line with FDA QSR requirements. Significant additional resources may be required to achieve this quality level. If we are successful in entering the diagnostics market, our manufacturing facilities will be subject to periodic regulatory inspections by the FDA and other federal and state regulatory agencies. We have not yet been subject to an FDA inspection. We may not satisfy such regulatory requirements, and any such failure to do so would have an adverse effect on our diagnostics efforts.

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

We conduct business globally. Accordingly, our future results could be materially adversely affected by a variety of uncontrollable and changing factors including, among others, foreign currency exchange rates; regulatory, political, or economic conditions in a specific country or region; trade protection measures and other regulatory requirements; and natural disasters. Any or all of these factors could have a material adverse impact on our future international business. In certain countries, a few key individuals are important to our local success. In particular, we have operations in China. Given the distance from our headquarters in California and the cultural, language, and time zone differences, we have been heavily dependent on a single general manager and a small number of other local employees in China to manage such operations. We have recently experienced significant turnover and job-related issues with such employees, including the recent departure of our general manager. While we are in the process of recruiting new senior management and employees in China, it will be difficult for us to replace such employees in a timely fashion and our operations in China will be adversely affected. In addition, China does not currently have a comprehensive and highly developed legal system, particularly with respect to the protection of intellectual property rights. As a result, enforcement of existing and future laws and contracts is uncertain, and the implementation and interpretation of such laws may be inconsistent. Such inconsistency could lead to piracy and degradation of our intellectual property protection.

We are exposed to fluctuations in the exchange rates of foreign currency.

As a global concern, we face exposure to adverse movements in foreign currency exchange rates. With our ownership of Ciphergen Biosystems KK, a significant percentage of our net sales are exposed to foreign currency risk. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial results.

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

In July 2001, we acquired the BioSepra process chromatography business from Invitrogen Corporation, which we subsequently sold in November 2004. In August 2002, we increased our ownership interest in Ciphergen Biosystems KK, the Japanese joint venture we formed with Sumitomo Corporation in 1999, from 30% to 70%, and in March 2004, we further increased our ownership to 100%. In the event of any future acquisitions, joint ventures and other strategic investments, we could:

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

The notes are unsecured and will rank equal in right of payment with our existing and future unsecured and unsubordinated indebtedness. The notes are effectively subordinated to any secured debt to the extent of the value of the assets that secure the indebtedness. The notes also are “structurally subordinated” to all indebtedness and other liabilities, including trade payables and lease obligations, of our existing and future subsidiaries. In the event of our bankruptcy, liquidation or reorganization or upon acceleration of the notes, payment on the notes could be less, ratably, than on any secured indebtedness. We may not have sufficient assets remaining to pay amounts due on any or all of the notes then outstanding.

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

At various times during 2003, 2004 and 2005, the price at which our common stock could be purchased on the Nasdaq National Market was lower than the conversion price of the notes, and our stock price may be lower than the conversion price in the future.

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

Future sales of substantial amounts of our common stock in the public market, or the perception that such sales are likely to occur, could affect prevailing trading prices of our common stock and the value of the notes. As of December 31, 2004, we had:

•       29,473,083 shares of common stock outstanding;

•       5,025,344 shares of common stock reserved for issuance upon exercise of options outstanding under our stock option plans with a weighted average exercise price of $6.04 per share;

•       in addition to the shares reserved for issuance upon the exercise of options referred to in the preceding bullet point, 1,041,868 shares reserved for future issuance under our stock option plans and employee stock purchase plan; and

•       96,750 shares of common stock potentially issuable to Stanford Research Systems, Inc. under a development contract if certain milestones are met.

Because the notes are convertible into common stock only at a specific conversion price, a decline in our common stock price may cause the value of the notes to decline.

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

We have classified our marketable securities as available-for-sale, and have, accordingly, recorded such securities on the balance sheet at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income (loss). These securities are not leveraged and are held for purposes other than trading.

The following discussion about our market risk involves forward-looking statements. We are exposed to market risk related mainly to changes in interest rates. We do not invest in derivative financial instruments.

Interest Rate Sensitivity

As of December 31, 2004, our only investment was a fixed rate annuity with a fair value of $2.2 million due to mature on February 28, 2005, with an option to renew for one year at an estimated interest rate of 3.0% per annum. With the exception of the investment in this annuity, we believe that, in the near-term, we will maintain our available funds in short-term, highly liquid securities with original maturities of 90 days or less, and money market accounts.

The primary objective of our investment activities is to preserve principal, maintain proper liquidity to meet operating needs and maximize yields. Our investment policy, which has been approved by our Board of Directors, specifies credit quality standards for our investments and limits the amount of credit exposure to any single issue, issuer or type of investment. We may maintain our portfolio of cash equivalents, short-term investments and long-term investments in a variety of securities, including commercial paper, money market funds, and government and non-government debt securities, subject to our investment policy.

Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our available funds for investment. Our long-term debt and capital lease agreements are at fixed interest rates. We do not plan to use derivative financial instruments in our investment portfolio.

Foreign Currency Exchange Risk

Most of our revenue is realized in U.S. dollars. However, all our revenue in Japan is realized in Japanese yen. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Because most of our revenue is currently denominated in U.S. dollars, an increase in the value of the U.S. dollar relative to foreign currencies could make our products less competitive in foreign markets.

The functional currencies of BioSepra S.A. and Ciphergen Biosystems KK are the euro and yen, respectively. Accordingly, the accounts of these operations were translated from the local currency to the U.S. dollar using the current exchange rate in effect at the balance sheet date for the balance sheet accounts, and using the average exchange rate during the period for revenue and expense accounts. The effects of translation are recorded as a separate component of stockholders’ equity. The net tangible assets of our non-U.S. operations, excluding intercompany debt, were $7.5 million at December 31, 2004.

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

In 2003 and 2004, we entered into foreign currency contracts to manage the volatility of currency fluctuations as a result of an intercompany loan of approximately $1.0 million, denominated in yen, to our subsidiary in Japan. The effect of exchange rate changes on the forward exchange contracts largely offset the effect of exchange rate changes on the intercompany loan. As of December 31, 2004, there were no forward contracts outstanding. Net realized foreign currency gains and losses related to foreign currency forward contracts were not material for the year ended December 31, 2004. Although we will continue to monitor our exposure to currency fluctuations, we cannot provide assurance that exchange rate fluctuations will not harm our business in the future.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have completed an integrated audit of Ciphergen Biosystems, Inc.’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a) (1), present fairly, in all material respects, the financial position of Ciphergen Biosystems, Inc. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a) (2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in “Management’s Report on Internal Control Over Financial Reporting” appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

San Jose, California

March 21, 2005

CIPHERGEN BIOSYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$35,392	$32,853
Short-term investments	2,175	14,463
Accounts receivable, net of allowance for doubtful accounts of $247 and $553, respectively	10,811	14,731
Notes receivable from related parties	126	56
Prepaid expenses and other current assets	1,847	2,878
Inventories	6,919	8,300
Total current assets	57,270	73,281
Property, plant and equipment, net	9,315	15,891
Goodwill	2,529	2,870
Other intangible assets, net	3,040	7,009
Notes receivable from related parties	—	216
Other long-term assets	2,223	2,759
Total assets	$74,377	$102,026
LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,369	$5,062
Accrued liabilities	7,499	9,495
Deferred revenue	5,529	5,768
Current portion of capital lease obligations	16	324
Current portion of long-term debt	925	662
Total current liabilities	17,338	21,311
Deferred revenue	855	594
Capital lease obligations, net of current portion	28	2,274
Long-term debt, net of current portion	377	1,090
Convertible senior notes, net of discount	28,051	27,515
Other long term liabilities	1,013	1,185
Total liabilities	47,662	53,969
Commitments and contingencies (Note 12)
Minority interest	—	165
Stockholders’ equity:
Common stock, $0.001 par value Authorized: 80,000,000 shares at December 31, 2004 and 2003 Issued and outstanding: 29,473,083 shares and 29,079,593 shares at December 31, 2004 and 2003, respectively	29	29
Additional paid-in capital	187,133	186,043
Notes receivable from stockholders	(349)	(1,093)
Deferred stock-based compensation	—	(725)
Accumulated other comprehensive income	263	4,158
Accumulated deficit	(160,361)	(140,520)
Total stockholders’ equity	26,715	47,892
Total liabilities, minority interest and stockholders’ equity	$74,377	$102,026

The accompanying notes are an integral part of these consolidated financial statements.

CIPHERGEN BIOSYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended December 31,
	2004	2003	2002
Revenue:
Products	$31,378	$35,872	$23,572
Products revenue from related parties	—	—	827
Services	8,803	7,766	4,809
Total revenue	40,181	43,638	29,208
Cost of revenue:
Products	11,199	11,911	6,761
Products revenue from related parties	—	—	334
Services	3,876	3,426	2,277
Litigation settlement	—	7,257	—
Total cost of revenue	15,075	22,594	9,372
Gross profit	25,106	21,044	19,836
Operating expenses:
Research and development	19,268	23,628	19,593
Sales and marketing	26,376	21,335	17,960
General and administrative	14,136	14,815	14,422
Total operating expenses	59,780	59,778	51,975
Loss from operations	(34,674)	(38,734)	(32,139)
Interest income	505	702	1,543
Interest expense	(2,001)	(763)	(43)
Other income (expense), net	(649)	(150)	(65)
Loss from continuing operations before income taxes	(36,819)	(38,945)	(30,704)
Income tax provision (benefit) from continuing operations	109	(47)	(44)
Net loss from continuing operations	(36,928)	(38,898)	(30,660)
Discontinued operations:
Income (loss) from discontinued operations, net of tax	(1,440)	2,151	1,588
Gain from sale of discontinued operations, net of tax	18,527	—	—
Net income from discontinued operations	17,087	2,151	1,588
Net loss	$(19,841)	$(36,747)	$(29,072)
Net income (loss) per share, basic and diluted:
Net loss per share from continuing operations	$(1.26)	$(1.38)	$(1.14)
Net income per share from discontinued operations	0.58	0.07	0.06
Net loss per share	$(0.68)	$(1.31)	$(1.08)
Shares used in computing net income (loss) per share	29,244	28,154	26,965

The accompanying notes are an integral part of these consolidated financial statements.

CIPHERGEN BIOSYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net loss	$(19,841)	$(36,747)	$(29,072)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	6,896	6,130	4,221
Change in minority interest	—	133	32
Stock issued for services	—	—	131
Stock-based compensation expense	602	1,418	2,072
Amortization of debt discount	536	192	—
Amortization of debt issuance costs	373	125	—
Non-cash portion of litigation settlement	—	4,257	—
Loss on retirement of fixed assets	208	114	33
Provision for bad debts	214	484	443
Losses on write-down of inventory	1,843	691	254
Interest accrued on notes receivable from related parties	(66)	(84)	(95)
Gain from sale of BioSepra business	(18,527)	—	—
Changes in operating assets and liabilities, net of assets acquired or sold and liabilities assumed or relieved in business combinations:
Accounts receivable	2,267	(1,203)	(6,718)
Accounts receivable from related parties	—	—	128
Inventories	(4,949)	(929)	(2,222)
Prepaid expenses and other current assets	572	105	(402)
Other long-term assets	(10)	(246)	282
Accounts payable and accrued liabilities	(2,827)	3,027	2,371
Accounts payable to related party	—	(184)	37
Deferred revenue	4	2,140	1,249
Deferred revenue from related parties	—	—	(319)
Other long-term liabilities	247	(69)	311
Net cash used in operating activities	(32,458)	(20,646)	(27,264)
Cash flows from investing activities:
Purchase of property, plant and equipment	(4,568)	(6,350)	(4,364)
Proceeds from capital lease financing to reimburse previous cash outlays to purchase facility improvements	601	—	—
Purchase of marketable securities	—	(10,639)	(10,068)
Maturities of marketable securities	11,261	13,224	21,017
Marketable securities sold prior to maturity	850	—	—
Repayment of notes receivable from related party	—	230	—
Cash paid for license related to litigation settlement	(1,038)	(613)	—
Net cash acquired upon purchase of Ciphergen Biosystems KK common stock	—	—	872
Increase to goodwill from BioSepra acquisition due to income tax settlement	(203)	—	—
Purchase of Ciphergen Biosystems KK common stock	(1,000)	—	—
Proceeds from sale of BioSepra business, net	28,055	—	—
Net cash provided by (used in) investing activities	33,958	(4,148)	7,457
Cash flows from financing activities:
Repurchases of common stock	(3)	—	(6)
Proceeds from exercises of stock options and warrants	329	717	133
Proceeds from issuance of common stock under employee stock purchase plan	887	836	573
Repayment of stockholder notes	744	196	5
Principal payments on capital lease obligations	(376)	(684)	(447)
Proceeds from long-term debt	—	32,066	—
Issuance costs of convertible senior notes	—	(1,866)	—
Repayments of long-term debt	(789)	(313)	(117)
Repayments of working capital loans for Ciphergen Biosystems KK to Sumitomo	—	—	(3,960)
Net cash provided by (used in) financing activities	792	30,952	(3,819)
Effect of exchange rate changes	247	1,550	452
Net increase (decrease) in cash and cash equivalents	2,539	7,708	(23,174)
Cash and cash equivalents, beginning of year	32,853	25,145	48,319
Cash and cash equivalents, end of year	$35,392	$32,853	$25,145
Supplemental cash flow information:
Cash paid for interest	$1,593	$173	$147
Cash paid for income taxes	2,135	62	21
Supplemental schedule of non-cash investing and financing activities:
Acquisition of property and equipment under capital leases	21	21	5
Transfer of fixed assets to inventory	446	618	244

The accompanying notes are an integral part of these consolidated financial statements.

CIPHERGEN BIOSYSTEMS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Shares	Amount	Additional Paid-In Capital	Notes Receivable From Stockholders	Deferred Stock-Based Compensation	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balances, January 1, 2002	27,057	$27	$175,333	$(1,294)	$(6,327)	$191	$(74,701)	$93,229
Comprehensive loss:
Net loss	—	—	—	—	—	—	(29,072)	(29,072)
Change in unrealized loss on marketable securities	—	—	—	—	—	(144)	—	(144)
Foreign currency translation adjustment	—	—	—	—	—	1,433	—	1,433
Total comprehensive loss								(27,783)
Issuances of common stock for services	49	—	131	—	—	—	—	131
Stock options exercised	62	—	133	—	—	—	—	133
Purchase of common stock under employee stock purchase plan	176	—	573	—	—	—	—	573
Repurchase of common stock	(2)	—	(6)	—	—	—	—	(6)
Deferred stock-based compensation	—	—	(1,426)	—	1,426	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	2,072	—	—	2,072
Repayment of note receivable from stockholder	—	—	—	5	—	—	—	5
Balances, December 31, 2002	27,342	27	174,738	(1,289)	(2,829)	1,480	(103,773)	68,354
Comprehensive loss:
Net loss	—	—	—	—	—	—	(36,747)	(36,747)
Change in unrealized loss on marketable securities	—	—	—	—	—	(66)	—	(66)
Foreign currency translation adjustment	—	—	—	—	—	2,744	—	2,744
Total comprehensive loss								(34,069)
Stock options exercised	172	—	717	—	—	—	—	717
Purchase of common stock under employee stock purchase plan	310	1	835	—	—	—	—	836
Warrants exercised	6	—	—	—	—	—	—	—
Common stock issued to LumiCyte	1,250	1	7,762	—	—	—	—	7,763
Discount on convertible senior notes related to beneficial conversion feature	—	—	2,677	—	—	—	—	2,677
Deferred stock-based compensation	—	—	(686)	—	686	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	1,418	—	—	1,418
Repayment of note receivable from stockholder	—	—	—	196	—	—	—	196
Balances, December 31, 2003	29,080	29	186,043	(1,093)	(725)	4,158	(140,520)	47,892
Comprehensive loss:
Net loss	—	—	—	—	—	—	(19,841)	(19,841)
Change in unrealized loss on marketable securities	—	—	—	—	—	7	—	7
Foreign currency translation adjustment	—	—	—	—	—	829	—	829
Foreign currency translation gain realized upon sale of BioSepra	—	—	—	—	—	(4,731)	—	(4,731)
Total comprehensive loss								(23,736)
Stock options exercised	88	—	329	—	—	—	—	329
Purchase of common stock under employee stock purchase plan	306	—	887	—	—	—	—	887
Repurchase of common stock	(1)	—	(3)	—	—	—	—	(3)
Deferred stock-based compensation	—	—	(123)	—	123	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	602	—	—	602
Repayment of notes receivable from stockholders	—	—	—	744	—	—	—	744
Balances, December 31, 2004	29,473	$29	$187,133	$(349)	$—	$263	$(160,361)	$26,715

The accompanying notes are an integral part of these consolidated financial statements.

CIPHERGEN BIOSYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Organization and Summary of Significant Accounting Policies

The Company

Ciphergen Biosystems, Inc. (the “Company” or “Ciphergen”) develops, manufactures and sells ProteinChip® Systems for life science researchers. The core technology, which is patented, is Surface Enhanced Laser Desorption/Ionization (“SELDI”). The systems consist of ProteinChip Readers, ProteinChip Software and related accessories, which are used in conjunction with consumable ProteinChip Arrays. These products are sold primarily to biologists at pharmaceutical and biotechnology companies, and academic and government research laboratories. The Company also provides research services through its Biomarker Discovery Center® laboratories.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and include the accounts of the Company and its subsidiaries. All intercompany transactions have been eliminated in consolidation. Certain financial statement items have been reclassified to conform to the current year’s format. These reclassifications had no impact on previously reported results of operations.

BioSepra S.A. was a wholly-owned subsidiary and was consolidated through November 30, 2004, at which time the Company sold BioSepra S.A., along with other assets related to its process chromotography business. All comparative periods shown in the statements of operations have been restated to reflect the BioSepra business as a discontinued operation.

The Company has incurred significant net losses and negative cash flows from operations since inception. At December 31, 2004, the Company had an accumulated deficit of $160.4 million. Management believes that currently available resources will provide sufficient funds to enable the Company to meet its obligations at least through the next twelve months. If anticipated operating results are not achieved, however, management believes that planned expenditures may need to be reduced, extending the time period over which the currently available resources will be adequate to fund the Company’s operations. At such time as the Company requires additional funding, the Company will seek to raise such additional funding from various possible sources, including the public equity market, private financings, sales of assets, collaborative arrangements and debt. If additional capital is raised through the issuance of equity securities convertible into equity, stockholders will experience dilution, and such securities may have rights, preferences or privileges senior to those of the holders of common stock. There can be no assurance that the Company will be able to obtain such financing, or obtain it on acceptable terms.

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

Certain Risks and Uncertainties

The Company’s products and services are currently concentrated in a single segment of the life science research field, which is characterized by rapid technological advances and changes in customer requirements. The success of the Company depends on management’s ability to anticipate and to respond quickly and adequately to technological developments in its industry, changes in customer requirements and changes in industry standards. Any significant delays in the development or introduction of new products or services could have a material adverse effect on the Company’s business and operating results.

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

Investments

Management determines the appropriate classification of the Company’s investments in marketable debt securities at the time of purchase, and re-evaluates this designation at each balance sheet date. At December 31, 2004, the Company classified all marketable securities as “available-for-sale” and carries them at fair value with unrealized gains or losses related to these securities included as a component of other comprehensive income until realized. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, which is included in interest income. Realized gains and losses are determined using the specific identification method. The cost of securities sold is based on the specific identification method.

The carrying value of the Company’s investment in a fixed rate annuity, which is not within the scope of SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” approximates fair value due to its short maturity.

The Company’s investment objectives include the safety and preservation of invested funds and liquidity of investments that is sufficient to meet cash flow requirements. Cash, cash equivalents and investments in debt securities are with high credit-quality financial institutions, commercial companies and government agencies in order to limit the amount of credit exposure.

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

The carrying amounts of certain of the Company’s financial instruments including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short maturities. The carrying value of the capital leases approximates their fair value based on the borrowing rates currently available to the Company for loans with similar terms. The fair value of the equipment financing loan was estimated by discounting the future cash flows using applicable spreads to approximate current interest rates available to the Company. Convertible senior notes have an estimated fair value based on quoted market prices. The fair values of the equipment financing loan and the convertible senior notes as compared to their book values as of December 31, 2004 were as follows (in thousands):

	Book Value	Fair Value
Equipment financing loan	$1,090	$1,090
Convertible senior notes	28,051	21,525
	$29,141	$22,615

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents and accounts receivable. Most of the Company’s cash and cash equivalents as of December 31, 2004 were deposited with financial institutions in the U.S. and exceeded federally insured amounts. The Company also maintains cash deposits with banks in Western Europe, Canada, China and Japan. The Company has not experienced any losses on its deposits of cash and cash equivalents.

The Company’s accounts receivable are derived from sales made to customers located in North America, Europe and Asia. The Company performs ongoing credit evaluations of its customers’ financial condition and generally does not require collateral. The Company maintains an allowance for doubtful accounts based upon the expected collectibility of accounts receivable. No customer accounted for more than 10% of revenue in 2004 or 2003.

Inventories

Inventories are stated at the lower of standard cost, which approximates cost on a first-in, first-out basis, or market value. Cost includes direct materials, direct labor, contracted manufacturing services and manufacturing overhead. Reserves for potentially excess and obsolete inventory are recorded based on management’s analysis of inventory levels, planned changes in product offerings, sales forecasts and other factors.

Property, Plant and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed for financial reporting purposes principally using the straight-line method over the following estimated useful lives: machinery and equipment, 3-5 years; computer equipment and software, 3 years; furniture and fixtures, 5 years; buildings and leasehold improvements, the lesser of their economic life or the term of the underlying lease. Assets being installed or under construction are shown as construction in progress. Construction in progress is valued based on expenditures incurred up to the balance sheet date. When the constructed asset is ready for its intended purpose, the total cost is transferred to the relevant asset class and depreciation commences. The cost of repairs and maintenance is charged to operations as incurred. Gains and losses resulting from disposals of assets are reflected in the year of disposition.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the estimated fair value of the tangible and intangible net assets acquired in the Company’s acquisitions of IllumeSys Pacific, Inc. in 1997, Ciphergen Technologies, Inc. in 1998 and Ciphergen Biosystems KK in 2002 and 2004. Goodwill is reviewed for impairment at least annually and in the interim whenever events or changes in circumstances indicate that the carrying amount of goodwill may be impaired. Upon adoption of SFAS 142, the Company performed a transitional goodwill impairment assessment and noted no such impairment of goodwill.

Other intangible assets represent a technology license acquired in connection with the settlement of litigation in 2003 which is stated at cost and is being amortized on a straight-line basis over its estimated useful life of 17 years. Other intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may no longer be recoverable.

Long-lived Assets

Long-lived assets, such as property, plant and equipment and purchased intangible assets, are reviewed for impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of an asset group’s carrying amount to future net undiscounted cash flows the asset group is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the projected discounted future net cash flows arising from the assets. Other long-term assets consist primarily of the offering costs of the convertible senior notes and security deposits for the Company’s leased facilities.

Revenue Recognition

Revenue from product sales is recognized upon product shipment, provided no significant obligations remain and collection of the receivables is reasonably assured. Revenue from shipping and handling is generally recognized upon product shipment, based on the amount billed to customers for shipping and handling. The related cost of shipping and handling is included in cost of revenue upon product shipment.

Revenue from sales of separately priced software products is recognized when realized or realizable and earned, which is when the following criteria are met:

•         persuasive evidence of an agreement exists,

•         the price is fixed or determinable,

•         the product has been delivered,

•         no significant obligations remain, and

•         collection of the receivable is deemed probable.

The Company generally includes a standard 12-month warranty on its instruments and accessories in the form of a maintenance contract upon initial sale. The Company also sells separately priced maintenance (extended warranty) contracts, which are generally for 12 or 24 months, upon expiration of the initial warranty. No distinction is made between a standard warranty and a maintenance (extended warranty) contract. Coverage under both the standard and extended warranty maintenance contracts is identical. Because Ciphergen does not offer traditional warranties but enhances them such that they are identical to separately priced maintenance contracts, they are accounted for in the same way. Revenue for both the standard and extended warranty maintenance contracts is deferred and recognized ratably over the maintenance contract term. Related costs are expensed as incurred. Factors that affect the Company’s warranty costs include the number of installed units, historical and anticipated rates of warranty claims, and cost per claim.

For revenue from Biomarker Discovery Center contracts and other consulting contracts, if elements are specifically tied to a separate earnings process, then revenue related to an element is recognized when the specific performance obligation associated with that element is completed. When revenues for an element are not specifically tied to a separate earnings process, they are recognized ratably over the term of the agreement. Revenue from Biomarker Discovery Center services and other consulting contracts is recognized at the completion of key stages in the performance of the service as described in Ciphergen’s agreement with the customer. Often there is only a single element, namely delivery of a scientific report upon completion of Ciphergen’s analysis of customer samples, in which case the Company recognizes all the revenue upon the conclusion of the project when all deliverables have been provided to the customer. Revenue is deferred for fees received before earned. Ciphergen’s training is billed based on published course fees and the Company generally recognizes revenue as the training is provided to the customer.

For revenue arrangements with multiple elements that are delivered at different points in time (for example, where Ciphergen has delivered the hardware and software but is also obligated to provide services, maintenance and/or training), the Company evaluates whether the delivered elements have standalone value to the customer, whether the fair value of the undelivered elements is reliably determinable, and whether the delivery of the remaining elements is probable and within the Company’s control. When all these conditions are met, the Company recognizes revenue on the delivered elements. If any one of these conditions is not met, the Company defers the recognition of revenue until all these conditions are met or all elements have been delivered. Fair values for ongoing maintenance are based upon separate sales of renewals to other customers. Fair values for services, such as training or consulting, are based upon separate sales by the Company of those services to other customers.

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

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs were $665,000 in 2004, $279,000 in 2003, and $354,000 in 2002.

Stock-based Compensation

The Company accounts for its stock-based employee compensation arrangements using the intrinsic value method of accounting. Unearned compensation expense is based on the difference, if any, on the date of the grant between the fair value of the Company’s stock and the exercise price. Unearned compensation is amortized and expensed using an accelerated method. The Company accounts for stock issued to non-employees using the fair value method of accounting.

Had compensation expense for options granted to employees, officers and directors been determined based on fair value at the grant date, the Company’s net loss per share would have increased to the pro forma amounts indicated below (in thousands, except per share data):

	Years Ended December 31,
	2004	2003	2002
Net loss as reported	$(19,841)	$(36,747)	$(29,072)
Add: Employee stock-based compensation expense in reported net income, net of tax	621	1,368	2,148
Less: Employee stock-based compensation expense determined under the fair value method, net of tax	(6,369)	(4,782)	(4,927)
Pro forma net loss	$(25,589)	$(40,161)	$(31,851)
Basic and diluted net loss per share:
As reported	$(0.68)	$(1.31)	$(1.08)
Pro forma	$(0.88)	$(1.43)	$(1.18)

The value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model in 2004, 2003 and 2002 with the following weighted assumptions:

	Stock Option Plan			Employee Stock Purchase Plan
	2004	2003	2002	2004	2003	2002
Assumptions:
Risk-free interest rate	3.2%	2.7%	4.1%	1.9%	1.1%	1.3%
Expected life	5 years	5 years	5 years	0.5 year	0.5 year	0.5 year
Expected volatility	93%	69%	60%	93%	69%	60%
Expected dividend yield	—	—	—	—	—	—
Weighted average fair values:
Exercise price less than market price	$—	$—	$—	$1.43	$1.13	$1.11
Exercise price equal to market price	5.56	3.61	2.53	—	—	—
Exercise price greater than market price	—	—	—	—	—	—

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

Foreign Currency Translation

The functional currency of Ciphergen Biosystems KK is the Japanese yen. Accordingly, all balance sheet accounts of this operation are translated into U.S. dollars using the current exchange rate in effect at the balance sheet date. The revenues and expenses of Ciphergen Biosystems KK are translated using the average exchange rates in effect during the period, and the gains and losses from foreign currency translation are recorded directly into a separate component of stockholders’ equity under the caption “Accumulated other comprehensive income.”

The functional currency of BioSepra S.A. was the euro. Upon the completion of the sale of BioSepra on November 30, 2004, the cumulative translation adjustment relating to BioSepra was included in the determination of the gain on the sale.

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

Recent Accounting Pronouncements

In October 2004, the American Jobs Creation Act of 2004 (“Jobs Act”) was signed into law by the President of the United States. The Jobs Act contains numerous corporate tax changes, including eliminating a tax benefit relating to U.S. product exports, a lower U.S. tax rate on non-U.S. dividends and a new deduction relating to U.S. manufacturing. The Company is in the process of evaluating this legislation. However, the Jobs Act is not anticipated to materially affect the Company’s consolidated financial position, results of operations or cash flows.

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs, an amendment of ARB 43, Chapter 4”. SFAS No. 151 requires certain inventory costs to be recognized as current period expenses. This standard also provides guidance for the allocation of fixed production overhead costs. This standard is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company will adopt this standard in fiscal 2006. The Company has not yet determined the impact, if any, this standard will have on the financial statements of the Company.

In December 2004, the FASB issued SFAS No. 123 (Revised), “Share-Based Payment.” This standard revises SFAS No. 123, APB 25 and related accounting interpretations, and eliminates the use of the intrinsic value method. As noted previously, the Company currently uses the intrinsic value method of APB 25 to value stock options, and accordingly, no compensation expense has been recognized for stock options. This standard requires the expensing of all stock-based compensation, including stock options, using the fair value method. For the Company, the effective date of this standard will be July 1, 2005. The Company has not yet determined the impact this standard will have on its financial statements.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets—An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions”. SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for fiscal periods beginning after June 15, 2005 and is required to be adopted by Ciphergen in the third quarter of 2005. The Company is currently evaluating the effect that the adoption of SFAS 153 will have on its consolidated financial position, results of operations and cash flows, but does not expect it to have a material impact.

2.   Marketable Securities and Other Investments

The Company had no marketable securities at December 31, 2004. Marketable securities, which were classified as available-for-sale, are summarized as follows as of December 31, 2003 (in thousands):

	Amortized Cost	Gross Unrealized Losses	Aggregate Fair Value
Corporate debt securities maturing:
Within one year	$12,358	$(7)	$12,351
Between one to five years	—	—	—
	$12,358	$(7)	$12,351

During 2004, the Company sold certain securities prior to their maturity date to meet operating needs. The total amortized cost of the securities sold prior to maturity during the year was not material. The loss on these sales was also not material. During 2003, no marketable securities were sold prior to maturity.

At December 31, 2004 and 2003, the Company had an investment in a fixed rate annuity with a fair value of approximately $2.2 million and $2.1 million, respectively. On February 28, 2005, the Company exercised its option to renew the annuity for one year at an estimated interest rate of 3.0% per annum.

3.   Inventories (in thousands)

	December 31,
	2004	2003
Raw materials	$2,822	$2,791
Work in progress	1,400	1,320
Finished goods	2,697	4,189
	$6,919	$8,300

Inventory at December 31, 2003 included approximately $3,210 of process chromatography sorbents. On November 30, 2004, all process chromatography sorbent inventory was sold as part of the sale of the BioSepra business.

4.   Property, Plant and Equipment, Net (in thousands)

	2004	2003
Land	$—	$499
Buildings and improvements	—	3,646
Machinery and equipment	14,557	16,901
Leasehold improvements	3,616	4,388
Computers and equipment	1,992	2,291
Furniture and fixtures	896	1,053
Construction in progress	298	767
	21,359	29,545
Less: Accumulated depreciation and amortization	(12,044)	(13,654)
	$9,315	$15,891

Property, plant and equipment included $4,145 of land, buildings and improvements under capital leases at December 31, 2003. Property, plant and equipment also included $184 and $234 of machinery and equipment under capital leases at December 31, 2004 and 2003, respectively. Accumulated amortization of assets under capital leases totaled $143 and $1,037 at December 31, 2004 and 2003, respectively.

Construction in progress at December 31, 2004 and 2003 represents manufacturing equipment being built and installed at the Company’s Fremont, California facility to automate certain processes in the production of ProteinChip Arrays. The majority of the automated manufacturing equipment went into service in 2004, and the remainder is expected to be fully operational in early 2005.

Depreciation expense for property, plant and equipment was $4,741 in 2004, $4,112 in 2003 and $3,076 in 2002.

Approximately $6,081 of net property, plant and equipment was included in the sale of the BioSepra business on November 30, 2004.

5.   Purchase of Additional Ownership Interest in Ciphergen Biosystems KK

In January 1999, the Company formed Ciphergen Biosystems KK and took a 30% equity interest in this joint venture with Sumitomo Corporation to distribute the Company’s products in Japan. On August 31, 2002, the Company acquired an additional 40% ownership in Ciphergen Biosystems KK, bringing its total ownership to 70%. On March 23, 2004, the Company acquired the remaining 30% equity stake in Ciphergen Biosystems KK, bringing its total ownership to 100%, in order to facilitate further expansion of the Company’s activities in Japan. The Company paid $1.0 million in cash to SC BioSciences (a unit of Sumitomo Corporation) for the final 30% of the shares of Ciphergen Biosystems KK common stock. Acquisition costs were immaterial. The acquisition was accounted for using the purchase method of accounting.

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

6.   Sale of BioSepra Business

On November 30, 2004, Ciphergen completed the sale to Pall Corporation of its wholly-owned French subsidiary, BioSepra S.A., along with selected other assets (together “the BioSepra business”). The sale of the BioSepra business generated net proceeds of approximately $27.0 million. An additional $1.0 million is being held in an interest-bearing escrow account for one year, upon which claims for selling price adjustments may be made by the buyer. The Company recognized an $18.5 million gain on this sale, summarized as follows (in thousands):

Net proceeds:
Cash proceeds received	$28,376
Less: Post-closing adjustment owed to buyer	(1,044)
Less: Transaction costs	(321)
27,011
Cost basis:
Accounts receivable, net, and other current assets	2,795
Inventories	5,294
Property, plant and equipment, net	6,081
Other tangible assets	210
Patents	210
Developed product technology	2,828
Goodwill	1,380
Accounts payable and accrued liabilities	(1,976)
Capital lease obligations	(2,978)
Other long-term liabilities	(629)
Cumulative translation adjustment	(4,731)
8,484
Gain on sale of BioSepra business	$18,527

As a result, Ciphergen reported the BioSepra business as a discontinued operation beginning in the fourth quarter of 2004 and restated all prior periods presented in the statements of operations on a comparative basis.

The operating results of the BioSepra business are presented in the following table (in thousands):

	Eleven Months Ended November 30,	Years Ended December 31,
	2004	2003	2002
Revenue	8,395	14,734	10,092
Gross profit	4,921	9,483	6,706
Operating expenses	6,281	6,629	4,937
Operating income (loss)	(1,360)	2,854	1,769
Income (loss) before income taxes	(1,377)	3,605	1,693
Income tax provision	63	1,454	105
Income (loss) from discontinued operations, net of tax	(1,440)	2,151	1,588

7.   Goodwill and Other Intangible Assets

The Company adopted SFAS 142 on January 1, 2002 for all goodwill and other intangible assets. As a result, goodwill is no longer amortized but rather tested for impairment at least annually and in the interim whenever circumstances indicate that goodwill may be impaired. Upon adoption, the Company performed a transitional goodwill impairment assessment and noted no such impairment of goodwill. The Company also performed annual impairment tests in 2002, 2003 and 2004, and determined that no impairment had occurred. Goodwill and other intangible assets consisted of the following (in thousands):

	December 31, 2004			December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Total	Gross Carrying Amount	Accumulated Amortization	Total
Non-amortizing:
Goodwill	$2,529	$—	$2,529	$2,870	$—	$2,870
Amortizing:
Acquired completed technology	—	—	—	5,400	1,865	3,535
Patents	—	—	—	400	138	262
Acquired license related to litigation settlement	5,156	2,116	3,040	4,118	906	3,212
	$7,685	$2,116	$5,569	$12,788	$2,909	$9,879

Additions to goodwill and other intangible assets consisted of $835,000 of goodwill recorded upon the acquisition of the remaining 30% equity stake in Ciphergen Biosystems KK, $203,000 added to goodwill for a tax settlement in 2004 related to the acquisition of BioSepra in 2001, and approximately $1.0 million paid in license fees related to a litigation settlement. Deletions consisted of approximately $1.4 million of goodwill written-off against the gain on the sale of the BioSepra business. Amortization expense for these intangible assets was (in thousands):

	2004	2003	2002
Acquired completed technology	$707	$772	$772
Patents	53	57	57
Acquired license related to litigation settlement	1,210	906	—
	$1,970	$1,735	$829

Annual amortization expense for these intangible assets is expected to be approximately $1,209,000 in 2005; $1,209,000 in 2006; $622,000 in 2007; and zero in subsequent years. Amortization expense for the acquired license related to the litigation settlement is charged to cost of revenue.

The acquired license is amortized to cost of revenue. It is related to the May 28, 2003 litigation settlement between Ciphergen and Molecular Analytical Systems, Inc. (“MAS”), LumiCyte, Inc. (“LumiCyte”), and T. William Hutchens whereby the Company acquired the undisputed exclusive rights granted to MAS under patents licensed from Baylor College of Medicine and the parties released all claims against each other. These patent rights refer to technology known as SELDI-TOF-MS, and provide the Company with an exclusive worldwide license and right to sublicense the technology and to commercialize any and all products, information and services derived from the technology without limitation.

Furthermore, LumiCyte assigned all rights granted to it from MAS and related to the Baylor College of Medicine patents to the Company without restriction. As part of the settlement:

(a)          Ciphergen paid LumiCyte $3.0 million in cash;

(b)         Ciphergen issued to LumiCyte 1,250,000 shares of Ciphergen common stock which were valued at $7.8 million; and

(c)          Ciphergen agreed to pay license fees to MAS based on the revenues Ciphergen and its affiliates derive from the SELDI technology and recognize between February 21, 2003 and May 28, 2014,

provided that such license fees will not exceed $1.0 million during calendar year 2003 or $10.0 million in the aggregate. Although $10.0 million is the maximum amount that could be payable, management believes it is likely that in the remaining approximately nine years until May 2014, the Company will achieve cumulative sales sufficient to reach this upper limit. Through December 31, 2004, the Company had paid or accrued a total of $1.7 million in such license fees.

The total cost of the litigation settlement, including future license fees, is expected to be $20.8 million. Management cannot predict the amount of future revenue that will be earned over the remaining life of the technology. Therefore, the license fees are not recognized based on revenue. Rather, the license rights are treated as an intangible asset that the Company purchased, and are amortized over its 17-year useful life, from April 1997 to May 2014, using the straight line method. Of the total anticipated settlement costs of $20.8 million, $7.3 million was attributed to periods prior to April 1, 2003 and expensed in the second quarter of 2003. $906,000 was amortized to cost of revenue in the remainder of 2003, $1.2 million was amortized to cost of revenue in 2004, and the remaining $11.4 million will be amortized to cost of revenue in future periods through the second quarter of 2014. The cost is being prorated between cost of products revenue and cost of services revenue based on the ratio of SELDI-based products revenue to SELDI-based services revenue.

8.   Accrued Liabilities (in thousands)

	December 31,
	2004	2003
Payroll and related expenses	$2,022	$2,984
Compensated absences	1,331	1,738
Legal and accounting fees	1,045	1,025
Tax-related liabilities	374	2,344
Accrued interest on convertible senior notes	450	484
Post-closing adjustment owed to buyer of BioSepra business	1,044	—
Other accrued liabilities	1,233	920
	$7,499	$9,495

9.   Warranties and Maintenance Contracts

Ciphergen has a direct field service organization that provides service for its products. The Company generally includes a standard 12 month warranty on its ProteinChip Systems, ProteinChip Tandem MS Interfaces and accessories in the form of a maintenance contract upon initial sale, after which maintenance and support may be provided under a separately priced contract or on an individual call basis. Ciphergen makes no distinction between a standard warranty and a maintenance (extended warranty) contract. The Company substitutes a maintenance contract in place of a standard 12-month warranty on its instruments and accessories upon initial sale. Ciphergen also sells separately priced maintenance (extended warranty) contracts, which are generally for 12 or 24 months, upon expiration of the initial warranty. Coverage under both the standard and extended warranty maintenance contracts is identical. Because the Company does not offer traditional warranties but enhances them such that they are identical to our separately priced maintenance contracts, management believes it is appropriate to account for them in the same way. Revenue for both the standard and extended warranty maintenance contracts is deferred and recognized on a straight line basis over the period of the applicable maintenance contract. Related costs are recognized as incurred.

Changes in product warranty obligations, including separately priced maintenance obligations, during the years ended December 31, 2004 and 2003 were as follows (in thousands):

		2004	2003
Balance at beginning of period		$3,442	$1,800
Add:	Costs incurred for maintenance contracts	2,664	2,009
	Revenue deferred for separately priced maintenance contracts	5,473	5,221
Less:	Settlements made under maintenance contracts	(2,664)	(2,009)
	Revenue recognized for separately priced maintenance contracts	(5,137)	(3,579)
Balance at end of period		$3,778	$3,442

10.   Long-term Debt and Capital Leases

4.5% Convertible Senior Notes Due 2008

On August 22, 2003, the Company closed the sale of $30.0 million of convertible senior notes due September 1, 2008. Offering costs were approximately $1.9 million. Interest on the notes is 4.5% per annum on the principal amount, payable semiannually on March 1 and September 1, beginning March 1, 2004. The effective interest rate is 5.85% per annum. The notes are convertible, at the option of the holder, at any time on or prior to maturity of the notes into shares of the Company’s common stock initially at a conversion rate of 108.8329 shares per $1,000 principal amount of the notes, which is equal to a conversion price of approximately $9.19 per share. The conversion price, and hence the conversion rate, is subject to adjustment upon the occurrence of certain events, such as stock splits, stock dividends and other distributions or recapitalizations. Because the market value of the stock rose above the conversion price between the day the notes were priced and the closing date, the Company recorded a discount of $2,677,000 related to the intrinsic value of the beneficial conversion feature resulting from this price change and the fact that the initial purchaser of the notes was not required to purchase the notes until the closing date. Immediately after the closing, Ciphergen common stock had a market price of $10.01 per share, or $0.82 per share higher than the conversion price. The value of the beneficial conversion feature was determined by multiplying this difference in the per share price of Ciphergen’s common stock by the 3,264,987 underlying shares. This amount will be amortized to interest expense using the effective interest method over the five-year term of the notes, or shorter period in the event of conversion of the notes. Amortization in 2004 and 2003 amounted to $536,000 and $192,000, respectively.

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

The Company may redeem the notes at its option, in whole or in part, at any time on or after September 1, 2006 at specified redemption prices plus accrued and unpaid interest, provided that the notes will be redeemable only if the closing price of the stock equals or exceeds 150% of the conversion price then in effect for at least 20 trading days within a period of 30 consecutive trading days ending on the trading day before the date of the notice of the redemption. The 3,264,987 shares that could be issued if all convertible senior notes were converted into common stock have not been included in the calculation of loss per share, as these potential common shares are antidilutive. Upon a change of control, each holder of the notes may require the Company to repurchase some or all of the notes at specified redemption prices, plus accrued and unpaid interest. The debenture contains a put option that entitles the holder to require the Company to redeem the debenture at a price equal to 107.5% of the principal balance upon a change in control of the Company prior to August 31, 2005 and 105.0% thereafter. The Company does not anticipate that the put option will have significant value because no change of control is currently contemplated.

The notes and common stock issuable upon conversion of the notes were registered with the U.S. Securities and Exchange Commission on Form S-3 on October 8, 2003, and at December 31, 2004 all notes remained issued and outstanding.

Equipment Financing Loan

In June 2003, the Company entered into a loan and security agreement with General Electric Capital Corporation to obtain financing for up to $5.0 million of capital equipment purchases. The loan is collateralized by the equipment being financed as well as certain other assets of the Company. As of June 30, 2004, the last day on which the Company could draw against this facility, the Company had financed $2.1 million of capital equipment purchases through this facility at an annual interest rate of 7.48%, repayable in monthly installments over 36 months from the date of each drawdown under the agreement. As of December 31, 2004, the balance outstanding on the loan, including interest charges, was approximately $1.3 million, with the final payment scheduled for July 1, 2006.

Capital Leases

The Company leases certain machinery and equipment in Japan under capital lease agreements with Sumitomo Corporation and other independent finance companies; these leases expire at various times through July 31, 2009. The interest rates are fixed rates. The weighted average interest rate was 5.0% at December 31, 2004.

As of December 31, 2004, future minimum lease payments under capital lease agreements were as follows (in thousands):

2005	$18
2006	12
2007	12
2008	5
2009	1
2010 and after	—
Total minimum lease payments	48
Less: amount representing interest	(4)
Present value of minimum lease payments	44
Less: Current portion	(16)
Non-current portion	$28

11.   Foreign Currency Contracts

During the year ended December 31, 2004, the Company entered into foreign currency forward contracts to manage the volatility of currency fluctuations as a result of an intercompany loan of approximately $1.0 million, denominated in yen, to the Company’s subsidiary in Japan. The effect of exchange rate changes on the forward exchange contracts largely offset the effect of exchange rate changes on the intercompany loan. As of December 31, 2004, there were no forward contracts outstanding. Net realized foreign currency gains and losses related to foreign currency forward contracts were recorded in other income (expense) in the Consolidated Statements of Operations and were not material for the year ended December 31, 2004.

12.   Commitments and Contingencies

Operating Leases

The Company leases various equipment and facilities to support its worldwide manufacturing, research and development, Biomarker Discovery Center, and sales and marketing activities. Total rent expense under all leases, net of sublease income, was $3,685,000, $3,514,000, and $2,828,000 in the years ended December 31, 2004, 2003 and 2002, respectively. The Company leases its Fremont facility under a non-cancelable operating lease that expires on July 31, 2008. The lease provides for escalations of lease payments of approximately 4% per year. Sublease income paid by a tenant at the Company’s Fremont facility was $0 in 2004 and 2003, and $475,000 in 2002.

As of December 31, 2004, future minimum payments under non-cancelable operating leases were as follows (in thousands):

2005	$4,371
2006	3,904
2007	3,800
2008	2,358
2009 and after	520
$14,953

Inventory Purchase Obligations

At December 31, 2004, the Company had non-cancelable agreements with certain vendors obligating Ciphergen to purchase approximately $500,000 of inventory during 2005.

Joint Development Agreement

In February 1995, the Company entered into a joint development agreement with Stanford Research Systems which was amended in June 2000. It provided for the issuance of a total of 949,113 shares of Series B preferred stock upon achievement of specified development milestones. All preferred stock converted to common stock on a one-for-one basis on September 26, 2000 in conjunction with the Company’s initial public offering. Through December 31, 1999, a total of 712,613 shares of preferred stock were issued under the agreement. During 2000, two additional milestones were attained and 25,800 shares of preferred stock valued at $379,000 and 12,900 shares of common stock valued at $142,000 were issued, respectively. In 2001, a total of 51,600 common shares valued at $268,000 were issued upon the attainment of four additional milestones. In 2002, 49,450 common shares valued at $131,000 were issued upon completion of a milestone. No shares were issued pursuant to this agreement in 2003 or 2004. The remaining 96,750 shares will be issued as common stock upon the achievement of additional milestones. The value of these shares will be recorded as research and development expense when the development milestones are achieved.

Non-Cancelable Collaboration Obligation

The Company has entered into an agreement to fund a Biomarker Discovery Center collaboration with The Johns Hopkins University School of Medicine. Under this agreement, Ciphergen has an obligation to fund a total of $914,000 for the period from December 2004 to November 2005, payable quarterly. The unfunded commitment is cancelable with 90 days notice.

13.   Stockholders’ Equity

At December 31, 2004 and 2003, 5,000,000 shares of preferred stock were authorized, but no shares were issued or outstanding.

14.   Stock Options, Warrants and Employee Stock Purchase Plan

1993 Stock Option Plan

The Company has no shares of common stock reserved for sale to employees, directors or consultants under its 1993 Stock Option Plan (the “1993 Plan”). Under the 1993 Plan, options were granted at prices not lower than 85% and 100% of the fair market value of the common stock for nonstatutory and statutory stock options, respectively. Options are exercisable when granted and such unvested shares are subject to repurchase upon termination of employment. Should the employment of the holders of common stock subject to repurchase terminate prior to full vesting of the outstanding shares, the Company may repurchase all unvested shares at a price per share equal to the original exercise price. Options generally vest monthly over a period of five years and unexercised options generally expire ten years from the date of grant. At December 31, 2004, a total of 4,637 shares of common stock were subject to repurchase by the Company at a weighted average repurchase price of $3.49 per share. Since the Company’s initial public offering, no options have been granted under the 1993 Plan. During 2002, 2003 and 2004, options for 59,427, 84,731 and 30,923 shares were exercised, respectively. Options for 80,113, 24,319 and 47,672 shares were canceled during 2002, 2003 and 2004, respectively, and the shares reserved under the 1993 Plan were reduced by the same amount.

2000 Stock Plan

In April 2000, the stockholders approved the 2000 Stock Plan (the “2000 Plan”). At December 31, 2004, the Company had 791,828 shares of common stock reserved for sale to employees, directors and consultants under this stock option plan. Under the 2000 Plan, options may be granted at prices not lower than 85% and 100% of the fair market value of the common stock for nonstatutory and statutory stock options, respectively. Options generally vest monthly over a period of five years and unexercised options generally expire ten years from the date of grant. During 2002, options for 1,183,400 shares were granted, options for 2,666 shares were exercised, and options for 126,634 shares were canceled. During 2003, options for 1,221,950 shares were granted, options for 87,450 shares were exercised, and options for 186,553 shares were canceled. During 2004, options for 1,742,625 shares were granted, options for 53,900 shares were exercised, and options for 640,199 shares were canceled.

On January 1, 2003, 2004 and 2005 an additional 1,100,000, 1,400,000 and 900,000 shares were reserved for issuance under the 2000 Plan, respectively.

Activity under these two stock option plans was as follows (in thousands, except per share data):

	Shares	Options Outstanding			Weighted Average
	Available For Grant	Number of Shares	Price Per Share	Aggregate Price	Exercise Price
Balances, January 1, 2002	336	2,300	$0.23-8.50	$10,670	$4.61
Shares reserved for the 2000 Plan	1,150	—
Reduction in shares reserved	(82)	—
Options granted	(1,183)	1,183	3.10-5.98	5,464	4.62
Options canceled/shares repurchased	209	(206)	1.16-8.50	(961)	4.65
Options exercised	—	(62)	0.23-5.78	(133)	2.14
Balances, December 31, 2002	430	3,215	0.23-8.50	15,040	4.68
Shares reserved for the 2000 Plan	1,100	—
Reduction in shares reserved	(25)	—
Options granted	(1,222)	1,222	4.35-11.96	8,107	6.63
Options canceled/shares repurchased	211	(211)	1.16-6.74	(1,022)	4.84
Options exercised	—	(172)	0.35-8.50	(717)	4.17
Balances, December 31, 2003	494	4,054	0.23-11.96	21,408	5.28
Shares reserved for the 2000 Plan	1,400	—
Reduction in shares reserved	(47)	—
Options granted	(1,743)	1,743	3.29-9.99	13,376	7.68
Options canceled/shares repurchased	688	(687)	1.16-11.96	(4,088)	5.95
Options exercised	—	(85)	0.35-8.50	(329)	3.88
Balances, December 31, 2004	792	5,025	$0.23-11.96	$30,367	$6.04

The options outstanding and currently exercisable by weighted average exercise price at December 31, 2004 were as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number (in thousands)	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number (in thousands)	Weighted Average Exercise Price
$ 0.23-3.43	294	6.7	$2.61	183	$2.20
$ 3.49	829	5.3	$3.49	829	$3.49
$ 3.63-4.35	707	8.8	$4.06	166	$4.26
$ 4.43-4.53	611	7.6	$4.51	301	$4.51
$ 4.86-6.08	513	7.0	$5.74	325	$5.73
$ 6.38-8.50	544	7.4	$7.57	330	$7.64
$ 8.51-8.64	688	9.2	$8.58	94	$8.58
$ 9.01-9.60	679	8.7	$9.44	293	$9.52
$9.75-11.29	114	9.0	$10.14	22	$10.21
$ 11.96	46	8.7	$11.96	12	$11.96
$0.23-11.96	5,025	7.7	$6.04	2,555	$5.36

Stock-Based Compensation

During the years ended December 31, 2002, 2003 and 2004, the exercise prices of all options granted were equal to fair market value on the dates of grant. During the period from April 1997 through December 31, 2004, the Company recorded $20.9 million of stock-based compensation related to stock options granted to consultants and employees. For options granted to consultants, the Company determined the fair value of the options using the Black-Scholes option pricing model with the following assumptions: expected lives of five years; weighted average risk-free rate calculated using rates between 4.5% and 6.2%; expected dividend yield of zero percent; volatility of 75% and deemed values of common stock between $0.35 and $14.67 per share. Stock compensation expense was recognized in accordance with an accelerated amortization method, over the vesting periods of the related options, which are generally five years.

The allocation of stock-based compensation expense by functional area was as follows (in thousands):

	Years Ended December 31,
	2004	2003	2002
Cost of revenue	$45	$81	$124
Research and development	37	187	(36)
Sales and marketing	93	274	398
General and administrative	427	876	1,586
Total stock-based compensation	$602	$1,418	$2,072

Warrants

At December 31, 2002, warrants to purchase 9,010 shares of common stock were outstanding, at a weighted average exercise price of $3.54 per share. These warrants were exercised or canceled during 2003, and at December 31, 2003 and 2004, no warrants remained outstanding.

Employee Stock Purchase Plan

In April 2000, the stockholders approved the 2000 Employee Stock Purchase Plan, under which eligible employees may purchase common stock of the Company through payroll deductions. Purchases are made semi-annually at a price equal to the lower of 85% of the closing price on the applicable offering commencement date or 85% of the closing price at the end of the purchase period. At December 31, 2004, the Company had 250,040 shares of common stock reserved for purchase by employees under this Plan. During 2002, 2003 and 2004, purchases of 175,519, 310,026 and 306,209 shares, respectively, were made under this Plan. There was no activity under this plan in 2000.

On January 1, 2003, 2004 and 2005 an additional 250,000, 290,795 and 180,000 shares, respectively, were reserved for purchase under the 2000 Employee Stock Purchase Plan. On June 3, 2004, the stockholders approved an additional 250,000 shares to be reserved for this Plan.

15.   Income Taxes

The Company accounts for income taxes using the liability method. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using the current tax laws and rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

The Company has incurred income tax liabilities primarily in France and Japan, as well as in most of the other countries outside the U.S. in which it operates.The Company’s provision for income taxes was due to current foreign income taxes, which were $172,000, $1.4 million and $61,000 for the years ended December 31, 2004, 2003 and 2002, respectively, including discontinued operations. Excluding discontinued operations, current foreign income taxes were an expense of $109,000, a benefit of $47,000 and a benefit of $44,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

Based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company has provided a full valuation allowance against its net deferred tax assets at December 31, 2004.

Net deferred tax assets (liabilities) consisted of the following (in thousands):

	December 31,
	2004	2003
Depreciation and amortization	$1,051	$1,219
Other	7,095	4,505
Research and development and other credits	6,685	5,500
Net operating losses	42,365	39,026
Deferred tax assets	57,196	50,250
Less: Valuation allowance	(57,196)	(50,250)
	$—	$—

Reconciliation of the statutory federal income tax rate to the Company’s effective tax rate:

	2004	2003	2002
Tax at federal statutory rate	(34)%	(34)%	(34)%
State tax, net of federal benefit	(6)	(6)	(7)
Research and development credits	(4)	(5)	(3)
Change in valuation allowance	35	43	44
Stock-based compensation	1	2	2
Foreign tax rate difference and other	3	4	(2)
Gain on sale of BioSepra	6	—	—
Provision for income taxes	1%	4%	0%

Pre-tax U.S. losses were $21.4 million, $39.8 million and $31.3 million and pre-tax foreign income was $1.8 million, 4.6 million and $2.3 million in 2004, 2003 and 2002, respectively, including discontinued operations. Excluding discontinued operations, pre-tax U.S. losses were $38.4 million, $39.5 million and $30.0 million and pre-tax foreign income or losses were income of $1.8 million, income of $641,000 and a loss of $629,000 in 2004, 2003 and 2002, respectively.

As of December 31, 2004, the Company had net operating loss carryforwards of approximately $122.2 million for federal and $15.7 million for state tax purposes. If not utilized, these carryforwards will expire beginning in 2009 for federal purposes and 2005 for state purposes.

The Company had research credit carryforwards of approximately $4.0 million and $3.7 million for federal and state income tax purposes, respectively. If not utilized, the federal research credit carryforward will expire in various amounts beginning in 2011. The California research credit can be carried forward indefinitely.

The Internal Revenue Code limits the use of net operating loss and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. In the event the Company has a change in ownership, utilization of the carryforwards could be restricted.

The Company has used net operating loss carryforwards to reduce its income tax liabilities in France and Japan. It fully utilized its French net operating loss carryforwards in 2003, resulting in higher French income tax liability in 2003 when BioSepra generated net income, although this was followed in 2004 by a net loss. The Company fully utilized its Japanese net operating loss carryforwards in 2004, resulting in higher 2004 Japanese income tax liability.

Deferred taxes are not provided for the earnings of the Company’s foreign subsidiaries, as those earnings are considered permanently reinvested in the operations of the foreign subsidiaries and the Company intends to continue to reinvest its undistributed international earnings to expand its international operations. It is not practical to estimate the amount of additional tax that might be payable on the foreign earnings should they become subject to U.S. tax.

16.   Accumulated Other Comprehensive Income

Comprehensive income (loss) generally represents all changes in stockholders’ equity except those resulting from investments or contributions by stockholders. The Company’s unrealized gains (losses) on available-for-sale investments and cumulative translation adjustments represent the components of comprehensive income (loss) that are excluded from the net income (loss).

The components of accumulated other comprehensive income (loss), net of taxes, reflected in the consolidated statements of stockholders’ equity (deficit) are as follows (in thousands):

	December 31,
	2004	2003
Unrealized loss on marketable securities	$—	$(7)
Translation adjustments	263	4,165
	$263	$4,158

17.   Net Loss per Share

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

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

	Years Ended December 31,
	2004	2003	2002
Numerator:
Net loss from continuing operations	(36,928)	(38,898)	(30,660)
Net income from discontinued operations	17,087	2,151	1,588
Net loss	$(19,841)	$(36,747)	$(29,072)
Denominator:
Weighted average common shares outstanding	29,273	28,257	27,173
Weighted average unvested common shares subject to repurchase	(29)	(103)	(208)
Denominator for basic and diluted calculations	29,244	28,154	26,965
Net income (loss) per share, basic and diluted:
Loss per share from continuing operations	$(1.26)	$(1.38)	$(1.14)
Income per share from discontinued operations	0.58	0.07	0.06
Net loss per share	$(0.68)	$(1.31)	$(1.08)

The following table sets forth the potential shares of common stock that are not included in the diluted net loss per share calculation above because to do so would be anti-dilutive for the periods indicated (in thousands):

	December 31,
	2004	2003	2002
Common stock subject to repurchase	5	65	150
Stock options outstanding	5,025	4,054	3,215
Common stock issuable under employee stock purchase plan	65	85	62
Common stock warrants outstanding	—	—	9
Shares that could be issued if all convertible senior notes were converted into common stock	3,265	3,265	—
	8,360	7,469	3,436

18.   Employee Benefit Plans

The Company maintains the Ciphergen Biosystems, Inc. 401(k) Savings Plan for its U.S. employees. The Plan allows eligible employees to defer up to 90%, subject to the Internal Revenue Service annual contribution limit, of their pretax compensation at the discretion of the employee. Under the Plan, the Company is not required to make Plan contributions. The Company had not made any contributions to the Plan as of December 31, 2004.

19.   Related Parties

The Company has two notes receivable from officers related to the early exercise of stock options. These full recourse notes have five-year terms and are collateralized by the underlying stock and other personal assets. All notes receivable related to the early exercise of options become due immediately upon termination of employment. The following information is as of December 31, 2004.

Name	Position	Date of Loan	Interest Rate	Principal Amount	Accrued Interest
John Storella	Vice President, Intellectual Property Affairs	September 27, 2000	6.22%	$49,089	$14,423
William Rich(1)	President and Chief Executive Officer	March 8, 2000	6.80%	300,000	112,049

(1)          On March 8, 2005, Dr. Rich paid off his note and accrued interest in full.

During the year ended December 31, 2002, the Company recorded revenue of approximately $800,000 on sales to a related party. These sales were transactions related to the sale of equipment and consumables to the Company’s Japanese joint venture prior to August 31, 2002, at which point the Company acquired majority control.

The Company also purchased from Stanford Research Systems $894,000 and $548,000 of inventory in 2002 and 2003, respectively, during which time the supplier was deemed to be a related party by virtue of the fact that its President was a member of Ciphergen’s Board of Directors. The Company also made non-cash payments in the form of 49,450 shares of Ciphergen common stock to this related party in 2002 under the terms of a joint development agreement. (See Note 12.) This director resigned from the Board on April 7, 2003, and in 2004 the vendor was no longer considered a related party.

20.   Segment Information and Geographic Data

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

The following table reflects the results of the Company’s sales to external customers by similar products and services for the years ended December 31, 2004, 2003 and 2002 (in thousands). Revenue from discontinued operations has been excluded.

	2004	2003	2002
ProteinChip Systems and related products	$31,378	$35,872	$24,399
Services	8,803	7,766	4,809
	$40,181	$43,638	$29,208

The Company sells its products and services directly to customers in North America, Western Europe, Japan and China, and through distributors in other parts of Asia and in Australia. Revenue for geographic regions reported below is based upon the customers’ locations. Revenue from discontinued operations has been excluded. Long-lived assets, predominantly machinery and equipment, are reported based on the location of the assets.

Following is a summary of the geographic information related to revenue from continuing operations and long-lived assets for the years ended December 31, 2004, 2003 and 2002 (in thousands):

	2004	2003	2002
Revenue
United States	$17,636	$20,036	$17,526
Canada	950	2,249	1,460
Europe	9,387	10,696	5,078
Asia	12,208	10,657	5,144
Total	$40,181	$43,638	$29,208
Long-lived assets
United States	$7,308	$7,502	$5,882
Canada	111	208	30
Europe	958	7,018	5,846
Asia	938	1,163	1,612
Total	$9,315	$15,891	$13,370

In 2004 and in 2003, sales to customers in Japan exceeded 10% of total revenue from continuing operations. In 2002, no foreign nation accounted for 10% or more of revenue from continuing operations.

21.   Quarterly Consolidated Financial Data (Unaudited)

The following table presents certain unaudited consolidated quarterly financial information for the eight quarters ended December 31, 2004. Revenue and gross profit for discontinued operations have been excluded in all periods shown as a result of the sale of our BioSepra business. In the second quarter of 2003, gross profit was reduced and net loss was increased by the inclusion of a non-recurring $7.3 million expense related to the settlement of litigation. See Note 7. In management’s opinion, this information has been prepared on the same basis as the audited consolidated financial statements and includes all adjustments (consisting only of normal recurring adjustments, except for the non-recurring expense resulting from the litigation settlement) necessary to present fairly the unaudited quarterly results of operations set forth herein.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
	(in thousands, except per share data)
Total revenue
2004	$13,252	$8,336	$8,495	$10,098	$40,181
2003	8,854	11,073	12,149	11,562	43,638
Gross profit
2004	9,282	4,036	5,557	6,231	25,106
2003	5,526	60	7,812	7,646	21,044
Net loss from continuing operations
2004	(6,750)	(13,023)	(9,577)	(7,578)	(36,928)
2003	(9,603)	(16,006)	(5,905)	(7,384)	(38,898)
Net income (loss) from discontinued operations
2004	(731)	(119)	48	17,889	17,087
2003	407	401	668	675	2,151
Net income (loss)
2004	(7,481)	(13,142)	(9,529)	10,311	(19,841)
2003	(9,196)	(15,605)	(5,237)	(6,709)	(36,747)
Basic and diluted net loss per share from continuing operations
2004	(0.23)	(0.45)	(0.33)	(0.26)	(1.26)
2003	(0.35)	(0.57)	(0.20)	(0.25)	(1.38)
Basic and diluted net income (loss) per share from discontinued operations
2004	(0.03)	0.00	0.00	0.61	0.58
2003	0.01	0.01	0.02	0.02	0.07
Basic and diluted net income (loss) per share
2004	(0.26)	(0.45)	(0.33)	0.35	(0.68)
2003	(0.34)	(0.56)	(0.18)	(0.23)	(1.31)

Quarterly and annual earnings per share are calculated independently, based on the weighted average number of shares outstanding during the periods.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.   The Company’s principal executive and financial officers evaluated the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the Company’s principal executive and financial officers concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control Over Financial Reporting.   There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

To evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management conducted an assessment, including testing, using the criteria in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on their assessment, management concluded the Company maintained effective internal control over financial reporting as of December 31, 2004, based on criteria in Internal Control—Integrated Framework issued by the COSO. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

ITEM 9B.   OTHER INFORMATION

Not applicable.

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information regarding our directors and executive officers is incorporated by reference from “Election of Directors” in our Proxy Statement for our 2005 Annual Meeting of Stockholders.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended requires our executive officers and director and persons who own more than ten percent (10%) of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission, or SEC, and the National Association of Securities Dealers, Inc. Executive officers, directors and greater than ten percent (10%) stockholders are required by Commission regulation to furnish us with copies of all Section 16(a) forms they file. We believe all of our executive officers and directors complied with all applicable filing requirements during the fiscal year ended December 31, 2004.

ITEM 11.   EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from our definitive Proxy Statement referred to in Item 10 above under the heading “Executive Compensation and Other Matters.”

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference from our definitive Proxy Statement referred to in Item 10 above under the heading “Security Ownership of Certain Beneficial Owners and Management.”

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference from our definitive Proxy Statement referred to in Item 10 above under the heading “Certain Relationships and Related Transactions.” The following provides additional information as of December 31, 2004 concerning the notes receivable from two officers related to the early exercise of stock options.

Name	Position	Date of Loan	Interest Rate	Principal Amount	Accrued Interest
John Storella	Vice President, Intellectual Property Affairs	September 27, 2000	6.22%	$49,089	$14,423
William Rich	President and Chief Executive Officer	March 8, 2000	6.80%	300,000	112,049

These full recourse notes have five-year terms and are collateralized by the underlying stock and other personal assets. All notes receivable related to the early exercise of options become due immediately upon termination of employment. On March 8, 2005, Dr. Rich paid off his note and accrued interest in full.

The Company also purchased $894,000 and $548,000 of inventory in 2002 and 2003, respectively, during which time the supplier, Stanford Research Systems (“SRS”), was deemed to be a related party by virtue of the fact that its President, William Green, was a member of the Board of Directors of Ciphergen Biosystems, Inc. The Company also made non-cash payments to SRS in 2002 in the form of 49,450 shares of Ciphergen common stock under the terms of a joint development agreement. (See Exhibit 10.27 which is incorporated into this annual report by reference.) Mr. Green resigned from the Board on April 7, 2003, and in 2004 SRS was no longer considered a related party.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference from our definitive Proxy Statement referred to in Item 10 above under the heading “Independent Public Accountants.”

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)          The following documents are filed as part of this Form 10-K:

(1)         Financial Statements (included in Part II of this report):

(2)         Financial Statement Schedules:

The following financial statement schedule of Ciphergen Biosystems, Inc. for the years ended December 31, 2004, 2003 and 2002 is filed as part of this Annual Report and should be read in conjunction with the Consolidated Financial Statements of Ciphergen Biosystems, Inc.

Schedule II—Valuation and Qualifying Accounts

All other schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedule or because the information required is included in the financial statements or notes thereto.

(3)         Exhibits:

Number	Description of Document
2.1(6)	Share Purchase Agreement between Ciphergen Biosystems, Inc. and LumiCyte, Inc. dated May 28, 2003
2.2(9)	Asset Purchase Agreement between Ciphergen Biosystems, Inc. and Pall Corporation dated October 27, 2004
3.2(1)	Amended and Restated Certificate of Incorporation of Registrant
3.4(1)	Amended and Restated Bylaws of Registrant
3.5(4)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Ciphergen Biosystems, Inc.
4.1(1)	Form of Registrant’s Common Stock Certificate
4.2(4)	Preferred Shares Rights Agreement between Ciphergen Biosystems, Inc. and Continental Stock Transfer & Trust Company dated March 20, 2002
4.3(7)	Indenture between Ciphergen Biosystems, Inc. and U.S. Bank National Association dated August 22, 2003
10.1(1)	Form of Preferred Stock Purchase Agreement
10.2(1)	Fourth Amended and Restated Investors Rights Agreement dated March 3, 2000
10.3(1)	1993 Stock Option Plan
10.4(1)	Form of Stock Option Agreement
10.5(1)	2000 Stock Plan and related form of Stock Option Agreement
10.6(1)	2000 Employee Stock Purchase Plan
10.7	401(k) Plan
10.8(1)	Form of Warrant
10.9(1)	Form of Proprietary Information Agreement between the Registrant and certain of its employees

10.12(1)

Lease Agreement between the Registrant and John Arrillaga, Trustee of the John Arrillaga Survivor’s Trust and Richard T. Peery, Trustee of the Richard T. Peery Separate Property Trust, dated January 28, 2000, and Amendment No. 1 dated August 8, 2000

10.13(1)	Employment Agreement between William E. Rich and the Registrant dated August 24, 2000
10.14(1)	Sublease Agreement between the Registrant and BigBand Networks, Inc. dated August 25, 2000
10.15(3)	First Amendment dated September 30, 2001 to the Sublease Agreement between the Registrant and BigBand Networks, Inc. dated August 25, 2000
10.23(1)	MAS License Agreement with IllumeSys Pacific, Inc. dated April 7, 1997
10.24(1)	MAS License agreement with Ciphergen Technologies, Inc. (formerly ISP Acquisition Corporation) dated April 7, 1997
10.25(1)	Joint Venture Agreement between Registrant and Sumitomo Corporation
10.26(1)	Distribution and Marketing Agreement between Registrant and Ciphergen Biosystems KK dated March 24, 1999
10.27(1)	Joint Development Agreement between Registrant and Stanford Research Systems, Inc. dated February 2, 1995 and amendment thereto
10.28(2)	Asset Purchase Agreement by and between Invitrogen Corporation and Ciphergen Biosystems, Inc. dated June 25, 2001
10.29(3)	OEM Agreement between Salford Systems and Ciphergen Biosystems, Inc. dated February 27, 2001
10.30(3)	Supply Agreement between Beckman Coulter, Inc. and Ciphergen Biosystems, Inc. dated November 2, 2001
10.31(3)	Lease Agreement by Natiocredimurs and Cicamur for BioSepra S.A. dated the 29th of April 1998
10.32(5)	Stock Purchase Agreement between Registrant and SC Biosciences Corporation dated August 30, 2002
10.33(5)

First Amendment to the Joint Venture Agreement between Registrant, Sumitomo Corporation, SC Biosciences Corporation (a subsidiary of Sumitomo Corporation) and Ciphergen Biosystems KK dated March 15, 2002

10.34(5)

Second Amendment to Joint Venture Agreement between Registrant, Sumitomo Corporation, SC Biosciences Corporation (a subsidiary of Sumitomo Corporation) and Ciphergen Biosystems KK dated November 15, 2002

10.35(5)

Third Amendment to Joint Venture Agreement between Registrant, Sumitomo Corporation, SC Biosciences Corporation (a subsidiary of Sumitomo Corporation) and Ciphergen Biosystems KK dated November 15, 2002

10.36(5)	Exhibit A, which amends the Supply Agreement between Beckman Coulter, Inc. and Registrant dated November 2, 2001
10.37(5)	Lease Agreement between Symbion and Ciphergen Biosystems A/S dated February 24, 2003
10.38(5)	Service and Support Agreement between Registrant and Applied Biosystems/MDS Sciex dated April 2, 2001
10.39(8)(10)	Employment Agreement between Gail Page and Registrant dated January 8, 2004
10.40(8)	Employment Agreement between Martin Verhoef and Registrant dated January 8, 2004
10.41(7)	Registration Rights Agreement dated August 22, 2003
10.42(8)(10)	Amendment One to Distributor License Agreement between the Registrant and Salford Systems, Inc. dated August 8, 2003
10.43(8)	Extension of Term of Service and Support Agreement between Registrant and Applied Biosystems/MDS Sciex dated March 10, 2004
10.44(10)	Volume Purchase Agreement between Ciphergen Biosystems, Inc. and [] dated November 13, 2001

10.45(6)(10)

Settlement Agreement and Mutual General Release by and among the Company, IllumeSys Pacific, Inc., Ciphergen Technologies, Inc., Molecular Analytical Systems, Inc., LumiCyte, Inc., and T. William Hutchens dated May 28, 2003

10.46(6)(10)	Assignment Agreement by and among the Company, IllumeSys Pacific, Inc., Ciphergen Technologies, Inc., Molecular Analytical Systems, Inc., LumiCyte, Inc., and T. William Hutchens dated May 28, 2003
10.47(10)	License Agreement between Ciphergen Biosystems, Inc. and Molecular Analytical Systems, Inc. dated May 28, 2003
10.48(9)	Asset Purchase Agreement between Ciphergen Biosystems, Inc. and Pall Corporation dated October 27, 2004
21.1	Subsidiaries of Registrant
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm
24.1	Power of Attorney (see page 89)
27.1(1)	Financial Data Schedule
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 (a) of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 (a) of the Sarbanes-Oxley Act of 2002
32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)          Incorporated by reference from our registration statement on Form S-1, registration number 333-32812, declared effective by the Securities and Exchange Commission on September 28, 2000

(2)          Incorporated by reference to our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission for the period ended June 30, 2001, file number 000-31617

(3)          Incorporated by reference to our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the period ended December 31, 2001, file number 000-31617

(4)          Incorporated by reference to our Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on March 21, 2002

(5)          Incorporated by reference to our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the period ended December 31, 2002, file number 000-31617

(6)          Incorporated by reference to the corresponding exhibits in our Form 8-K filed with the Securities and Exchange Commission on June 11, 2003

(7)          Incorporated by reference to our Registration Statement on Form S-3 filed with the Securities and Exchange Commission on October 8, 2003

(8)   Incorporated by reference to our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the period ended December 31, 2003, file number 000-31617

(9)   Incorporated by reference to the corresponding exhibit in our Form 8-K filed with the Securities and Exchange Commission on December 6, 2004

(10)   Certain portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission. Confidential treatment has been requested with respect to such omitted portions.

(b)         Exhibits

The exhibits listed under Item 15(a)(3) above are filed as part of this Form 10-K.

(c)          Financial Statement Schedules

The financial statement schedule under Item 15(a)(2) above is filed as part of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CIPHERGEN BIOSYSTEMS, INC.
	By:	/s/ WILLIAM E. RICH, PH.D.
William E. Rich, Ph.D.
President and Chief Executive Officer
Dated: March 21, 2005

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

Signature	Title	Date
/s/ WILLIAM E. RICH, PH.D.	President and Chief Executive Officer, and	March 21, 2005
William E. Rich, Ph.D.	Director (Principal Executive Officer)
/s/ MATTHEW J. HOGAN	Chief Financial Officer (Principal Financial	March 21, 2005
Matthew J. Hogan	Officer)
/s/ DANIEL M. CASERZA	Corporate Controller (Principal Accounting	March 21, 2005
Daniel M. Caserza	Officer)
/s/ JOHN A. YOUNG	Director	March 21, 2005
John A. Young
/s/ JUDY BRUNER	Director	March 21, 2005
Judy Bruner

/s/ MICHAEL J. CALLAGHAN	Director	March 21, 2005
Michael J. Callaghan
/s/ RAJEN K. DALAL, PH.D.	Director	March 21, 2005
Rajen K. Dalal, Ph.D.
/s/ JAMES L. RATHMANN	Director	March 21, 2005
James L. Rathmann
/s/ WENDELL WIERENGA, PH.D.	Director	March 21, 2005
Wendell Wierenga, Ph.D.

SCHEDULE II

CIPHERGEN BIOSYSTEMS, INC.
VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2004, 2003 and 2002
(in thousands)

	Balance at Beginning of Year	Additions Charged to Earnings	Deductions	Other Changes	Balance at End of Year
Allowance for doubtful accounts:
31 Dec 2004	$553	$214	$295	$(225)	$247
31 Dec 2003	344	484	301	26	553
31 Dec 2002	324	443	436	13	344
Inventory reserve:
31 Dec 2004	1,338	1,843	219	(965)	1,997
31 Dec 2003	735	691	216	128	1,338
31 Dec 2002	865	254	472	88	735
Deferred tax valuation allowance:
31 Dec 2004	50,250	6,946	—	—	57,196
31 Dec 2003	34,528	15,722	—	—	50,250
31 Dec 2002	22,212	12,316	—	—	34,528