Form 10-Q
period 2005-03-31
CIPHERGEN BIOSYSTEMS INC
filed 2005-05-10
CIK 926617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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

Yes  ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Exchange Act.

Yes  ☒  No  ☐

Number of shares of common stock, $0.001 par value, outstanding as of April 30, 2005:  29,475,663

CIPHERGEN BIOSYSTEMS, INC.

INDEX FOR FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2005

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CIPHERGEN BIOSYSTEMS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$30,058	$35,392
Short-term investments	2,190	2,175
Accounts receivable, net of allowance for doubtful accounts of $229 and $247, respectively	4,746	10,811
Notes receivable from related parties	12	126
Prepaid expenses and other current assets	1,626	1,847
Inventories	7,028	6,919

Total current assets	45,660	57,270

Property, plant and equipment, net	9,044	9,315
Goodwill	2,529	2,529
Other intangible assets, net	2,911	3,040
Other long-term assets	2,167	2,223

Total assets	$62,311	$74,377

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,536	$3,369
Accrued liabilities	6,791	7,499
Deferred revenue	4,732	5,529
Current portion of capital lease obligations	15	16
Current portion of long-term debt	811	925

Total current liabilities	14,885	17,338

Deferred revenue	695	855
Capital lease obligations, net of current portion	23	28
Long-term debt, net of current portion	191	377
Convertible senior notes, net of discount	28,183	28,051
Other long-term liabilities	882	1,013

Total liabilities	44,859	47,662

Stockholders’ equity:
Common stock	29	29
Additional paid-in capital	187,136	187,133
Notes receivable from stockholders	(39)	(349)
Accumulated other comprehensive income	19	263
Accumulated deficit	(169,693)	(160,361)

Total stockholders’ equity	17,452	26,715

Total liabilities and stockholders’ equity	$62,311	$74,377

See notes to unaudited condensed consolidated financial statements.

CIPHERGEN BIOSYSTEMS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2005	2004
Revenue:
Products	$4,481	$10,890
Services	2,167	2,362

Total revenue	6,648	13,252

Cost of revenue:
Products	2,112	3068
Services	1,023	902

Total cost of revenue	3,135	3,970

Gross profit	3,513	9,282

Operating expenses:
Research and development	3,507	5,757
Sales and marketing	5,273	6,021
General and administrative	3,504	3,675

Total operating expenses	12,284	15,453

Loss from operations	(8,771)	(6,171)

Interest and other income (expense), net	(411)	(527)

Loss from continuing operations before income taxes	(9,182)	(6,698)

Income tax provision from continuing operations	150	52

Net loss from continuing operations	(9,332)	(6,750)

Net loss from discontinued operations	—	(731)

Net loss	$(9,332)	$(7,481)

Net loss per share, basic and diluted:
Net loss per share from continuing operations	$(0.32)	$(0.23)
Net loss per share from discontinued operations	—	(0.03)

Net loss per share	$(0.32)	$(0.26)

Shares used in computing basic and diluted net loss per share	29,472	29,039

See notes to unaudited condensed consolidated financial statements.

CIPHERGEN BIOSYSTEMS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,332)	$(7,481)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,527	1,859
Stock-based compensation expense	—	205
Amortization of debt discount associated with beneficial conversion feature of convertible senior notes	132	133
Accrued investment income	(15)	(16)
Interest accrued on notes receivable from related parties	(6)	(21)
Changes in operating assets and liabilities:
Accounts receivable, net	5,947	1,513
Prepaid expenses and other current assets	334	(95)
Inventories	(91)	(741)
Other long-term assets	(53)	(2)
Accounts payable and accrued liabilities	(1,519)	(224)
Deferred revenue	(942)	113
Other long-term liabilities	24	266

Net cash used in operating activities	(3,994)	(4,491)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment, net	(944)	(1,303)
Maturities of marketable securities	—	4,030
Cash paid for license related to litigation settlement	(174)	(232)
Purchase of Ciphergen Biosystems KK common stock	—	(1,000)

Net cash provided by (used in) investing activities	(1,118)	1,495

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	3	147
Repayments of notes receivable from stockholders	310	105
Principal payments on capital lease obligations	(3)	(85)
Repayments of long-term debt	(300)	(159)

Net cash provided by financing activities	10	8

Effect of exchange rate changes	(232)	(556)

Net decrease in cash and cash equivalents	(5,334)	(3,544)
Cash and cash equivalents, beginning of period	35,392	32,853

Cash and cash equivalents, end of period	$30,058	$29,309

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Reductions in deferred stock-based compensation	$—	$(34)
Transfer of fixed assets to inventory	52	102
Acquisition of property and equipment under capital leases	—	21
Increase to goodwill from BioSepra acquisition due to income tax settlement accrued	—	203

See notes to unaudited condensed consolidated financial statements.

CIPHERGEN BIOSYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2005

1.               ORGANIZATION AND BASIS OF PRESENTATION

The Company

Ciphergen Biosystems, Inc. (the “Company” or “Ciphergen”) develops, manufactures and sells ProteinChip® Systems for life science researchers.  The core technology, which is patented, is Surface Enhanced Laser Desorption/Ionization (“SELDI”).  The systems consist of ProteinChip Readers, ProteinChip Software and related accessories, which are used in conjunction with consumable ProteinChip Arrays.  These products are sold primarily to biologists at pharmaceutical and biotechnology companies, and academic and government research laboratories.  The Company also provides research services primarily through its Biomarker Discovery Center® laboratories.

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

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries.  All intercompany transactions have been eliminated in consolidation.  BioSepra S.A. was a wholly-owned subsidiary and was consolidated through November 30, 2004, at which time the Company sold BioSepra S.A., along with other assets related to its process chromatography business.  All comparative periods shown in the statements of operations have been restated to reflect the BioSepra business as a discontinued operation.

This unaudited financial data should be read in conjunction with the audited consolidated financial statements and footnotes contained in the Company’s 2004 Form 10-K.

Liquidity

From its inception through March 31, 2005, the Company has financed its operations principally with $190.4 million from the sales of products and services to customers and net proceeds from equity financings totaling approximately $145.8 million. Ciphergen received $28.1 million of net proceeds from the sale of 4.5% convertible senior notes on August 22, 2003. These notes are due September 1, 2008.  The Company also received $27.0 million from the sale of its BioSepra business in November 2004.  The Company has incurred significant net losses and negative cash flows from operations since inception. At March 31, 2005, the Company had an accumulated deficit of $169.7 million.

Management believes that currently available resources will provide sufficient funds to enable the Company to meet its obligations at least through the end of the first quarter of 2006. Ciphergen currently expects to fund expenditures for capital requirements as well as liquidity needs from a combination of available cash, sales of assets, and long-term debt. If anticipated operating results are not achieved, however, management believes that planned expenditures may need to be reduced, extending the time period over which the currently available resources will be adequate to fund the Company’s operations. At such time as the Company requires additional funding, the Company will seek to raise such additional funding from various possible sources, including the public equity market, private financings, sales of assets, collaborative arrangements and debt. If additional capital is raised through the issuance of equity or securities convertible into equity, stockholders may experience dilution, and such securities may have rights, preferences or privileges senior to those of the holders of its common stock or convertible senior notes. If the Company obtains funds through arrangements with collaborators or strategic partners, it may be required to relinquish its rights to certain technologies or products that it might otherwise seek to retain. There can be no assurance that the Company will be able to obtain such financing, or obtain it on acceptable terms.  If Ciphergen is unable to obtain financing on acceptable terms, it may be unable to execute its business plan and it could be required to delay or reduce the scope of its operations, and it may not be able to pay off the notes if and when they come due.

2.               RECENT ACCOUNTING PRONOUNCEMENTS

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs, an amendment of ARB 43, Chapter 4”. SFAS 151 requires certain inventory costs to be recognized as current period expenses. This standard also provides guidance for the allocation of fixed production overhead costs. This standard is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company will adopt this standard in fiscal 2006. The Company has not yet determined the impact, if any, this standard will have on its financial statements and related disclosures, but does not expect it to have a material impact.

In December 2004, the FASB issued SFAS No. 123 (Revised), “Share-Based Payment.” This standard revises SFAS 123, APB 25 and related accounting interpretations, and eliminates the use of the intrinsic value method. As noted previously, the Company currently uses the intrinsic value method of APB 25 to value stock options and, accordingly, no compensation expense has been recognized for stock options. This standard requires the expensing of all stock-based compensation, including stock options, using the fair value method.  The FASB’s transition provisions require implementation of SFAS 123 (R) for quarters beginning after June 15, 2005. However, in April 2005, the Securities and Exchange Commission announced a deferral of the required implementation date to fiscal years beginning after June 15, 2005 or, in Ciphergen’s case, its 2006 fiscal year. SFAS 123 (R) will apply to all awards granted after the implementation date and to previously-granted awards unvested as of the implementation date. The Company will continue to evaluate the effect of SFAS 123 (R) on its financial statements and related disclosures. The Company’s actual share-based compensation expense in 2006 will be dependent on a number of factors, including the amount of awards granted and the fair value of those awards at the time of grant.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets—An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions”. SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for fiscal periods beginning after June 15, 2005 and is required to be adopted by Ciphergen in the third quarter of 2005. The Company has not yet determined the impact, if any, this standard will have on its financial statements and related disclosures, but does not expect it to have a material impact.

In March 2005, the FASB issued Interpretation No. 47 (“FIN 47”) to clarify the guidance included in SFAS No. 143, “Accounting for Asset Retirement Obligations”. FIN 47 requires companies to recognize a liability for the fair value of a legal obligation to perform asset retirement activities that are conditional on a future event if the amount can be reasonably estimated. If amounts cannot be reasonably estimated, certain disclosures will be required about the unrecognized asset retirement obligations. The interpretation is required to be adopted in the first quarter of 2006. The Company has not yet determined the impact, if any, this standard will have on its financial statements and related disclosures, but does not expect it to have a material impact.

3.               INVENTORIES

Inventories consisted of the following (in thousands):

	March 31, 2005	December 31, 2004
Raw materials	$2,278	$2,822
Work in process	1,738	1,400
Finished goods	3,012	2,697
	$7,028	$6,919

4.               GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets consisted of the following (in thousands):

	March 31, 2005			December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Total	Gross Carrying Amount	Accumulated Amortization	Total
Non-amortizing:
Goodwill	$2,529	$—	$2,529	$2,529	$—	$2,529
Amortizing:
Acquired license related to litigation settlement	5,330	2,419	2,911	5,156	2,116	3,040
	$7,859	$2,419	$5,440	$7,685	$2,116	$5,569

During the first three months of 2005, the acquired license related to the Company’s litigation settlement increased $174,000 as a result of cash payments made by the Company for license fees.

Amortization expense for these intangible assets was (in thousands):

	Three Months Ended March 31,
	2005	2004

Acquired completed technology	$—	$192
Patents	—	14
Acquired license related to litigation settlement	303	303
	$303	$509

Annual amortization expense for these intangible assets is expected to be approximately $1,209,000 in both 2005 and 2006, $493,000 in 2007 and zero thereafter.

5.               WARRANTIES AND MAINTENANCE CONTRACTS

Ciphergen has a direct field service organization that provides service for its products.  The Company generally includes a standard 12 month warranty on its ProteinChip Systems, ProteinChip Tandem MS Interfaces and accessories in the form of a maintenance contract upon initial sale, after which maintenance and support may be provided under a separately priced contract or on an individual call basis.  Ciphergen makes no distinction between a standard warranty and a maintenance (extended warranty) contract.  The Company substitutes a maintenance contract in place of a standard 12-month warranty on its instruments and accessories upon initial sale.  Ciphergen also sells separately priced maintenance (extended warranty) contracts, which are generally for 12 or 24 months, upon expiration of the initial warranty.  Coverage under both the standard and extended warranty maintenance contracts is identical.  Because the Company does not offer traditional warranties but enhances them such that they are identical to its separately priced maintenance contracts, management believes it is appropriate to account for them in the same way.  Revenue for both the standard and extended warranty maintenance contracts is deferred and recognized on a straight line basis over the period of the applicable maintenance contract.  Related costs are recognized as incurred.

Changes in product warranty obligations, including separately priced maintenance obligations, were as follows (in thousands):

		Three Months Ended March 31,
		2005	2004
Balance at the beginning of period		$3,778	$3,442
Add:	Costs incurred for maintenance contracts	706	489
	Revenue deferred for separately priced maintenance contracts	979	1,340
Less:	Settlements made under maintenance contracts	(706)	(489)
	Revenue recognized for separately priced maintenance contracts	(1,318)	(1,189)
Balance at end of period		$3,439	$3,593

6.               NON-MONETARY TRANSACTION

In March 2005, the Company entered into a transaction with a customer whereby the Company exchanged one of its ProteinChip Systems held in inventory with a net book value of $57,000 for a QStar XL hybrid mass spectrometer which it intends to use as a fixed asset.  The Company measured the exchange based on fair value and recognized revenue of $300,000 on the transaction.

7.               FOREIGN CURRENCY TRANSACTIONS

During the quarter ended March 31, 2005, there were no transactions related to forward contracts. Net realized foreign currency gains and losses related to foreign currency forward contracts and a related intercompany loan were not material for the three month period ended March 31, 2004.

8.               STOCK-BASED COMPENSATION

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

Had compensation expense for options granted to employees, officers and directors been determined based on fair value at the grant date, the Company’s net loss per share would have increased to the pro forma amounts indicated below (in thousands, except per share amounts):

		Three Months Ended March 31,
		2005	2004
Net loss as reported		$(9,332)	$(7,481)
Add:	Employee stock-based compensation expense in reported net income, net of tax	—	216
Less:	Employee stock-based compensation expense determined under the fair value method, net of tax	(1,063)	(1,027)
Pro forma net loss		$(10,395)	$(8,292)

Basic and diluted net loss per share:
As reported		$(0.32)	$(0.26)
Pro forma		$(0.35)	$(0.29)

9.               INCOME TAXES

Based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets related to the Company’s operations will not be fully realizable.  Accordingly, the Company has provided a full valuation allowance against the net deferred tax assets related to its operations at March 31, 2005.  The Company incurs income tax liabilities primarily in Japan, as well as in most of the other countries outside the U.S. in which it operates.

10.         COMPREHENSIVE LOSS

Comprehensive loss consisted of the following (in thousands):

	Three Months Ended March 31,
	2005	2004
Net loss	$(9,332)	$(7,481)
Other comprehensive income (loss):
Net change in unrealized gains/losses on investments	—	7
Currency translation losses	(244)	(600)
Other comprehensive loss	(244)	(593)
Total comprehensive loss	$(9,576)	$(8,074)

11.         NET LOSS PER SHARE

Basic net loss per share is calculated using the weighted average number of common shares outstanding during the period.  Because the Company is in a net loss position, diluted earnings per share is calculated using the weighted average number of common shares outstanding and excludes the effects of 8.8 million and 8.2 million potential common shares as of March 31, 2005 and 2004, respectively, that are antidilutive.  Potential common shares include shares that could be issued if all convertible senior notes were converted into common stock, common stock subject to repurchase, common stock issuable under the Company’s 2000 Employee Stock Purchase Plan, and incremental shares of common stock issuable upon the exercise of outstanding stock options.  The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

	Three Months Ended March 31,
	2005	2004
Numerator:
Net loss	$(9,332)	$(7,481)
Denominator:
Weighted average common shares outstanding	29,474	29,091
Weighted average unvested common shares subject to repurchase	(2)	(52)
Denominator for basic and diluted calculations	29,472	29,039
Basic and diluted net loss per share	$(0.32)	$(0.26)

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

The Company sells most of its products and services directly to customers in North America, Western Europe, Japan and China, and through distributors in other parts of Asia and in Eastern Europe.  Revenue for geographic regions reported below is based upon the customers’ locations and excludes revenue from discontinued operations.  Long-lived assets, predominantly machinery and equipment, are reported based on the location of the assets.  Following is a summary of the geographic information related to revenue from continuing operations for the three month periods ended March 31, 2005 and 2004 (in thousands):

	Three Months Ended March 31,
	2005	2004
Revenue
U.S.	$3,330	$5,301
Canada	333	307
Europe	1,517	3,389
Asia	1,468	4,255
Total	$6,648	$13,252

During the three month periods ended March 31, 2005 and 2004, sales to customers in Japan represented 21% and 28%, respectively, of revenue from continuing operations.  No other country outside the U.S. accounted for 10% or more of total revenue from continuing operations during these periods.

Long-lived assets, primarily machinery and equipment, are reported based on the location of the assets.  Long-lived asset information by geographic area as of March 31, 2005 and December 31, 2004 is presented in the following table (in thousands):

	March 31, 2005	December 31, 2004
Long - lived assets
United States	$7,171	$7,308
Canada	81	111
Europe	916	958
Asia	876	938
Total	$9,044	$9,315

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We have made statements under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Factors That May Affect Our Results” and in other sections of this Form 10-Q that are forward-looking statements for purposes of the safe harbor provisions under the Private Securities Litigation Reform Act of 1995.  We claim the protection of such safe harbor, and disclaim any intent or obligation to update any forward-looking statement.  You can identify these statements by forward-looking words such as “may”, “will”, “expect”, “intend”, “anticipate”, “believe”, “estimate”, “plan”, “could”, “should” and “continue” or similar words.  These forward-looking statements may also use different phrases.  We have based these forward-looking statements on our current expectations and projections about future events.  Examples of forward-looking statements include statements about projections of our future revenue, gross margin, results of operations and financial condition; anticipated deployment, capabilities and uses of our products and our product development activities and product innovations; the importance of proteomics as a major focus of biology research; the ability of our products to enable proteomics research; competition and consolidation in the markets in which we compete; existing and future collaborations and partnerships; our ability to operate and expand our Biomarker Discovery Center® laboratories and secure the commercial rights to biomarkers discovered at our Biomarker Discovery Center laboratories; the utility of biomarker discoveries and the effectiveness of our Biomarker Discovery Center laboratories; our ability to comply with applicable government regulations; our ability to expand and protect our intellectual property portfolio; increasing the future sales volumes of consumables; increasing general and administrative costs; decreasing sales and marketing and research and development costs; anticipated future losses; expected levels of capital expenditures; increased manufacturing efficiencies and a corresponding decline in cost of revenue as a percentage of revenue; the rating of our convertible notes and the value of the related put options; the period of time for which our existing financial resources and interest income will be sufficient to enable us to maintain current and planned operations; foreign currency exchange rate fluctuations and our plans for mitigating foreign currency exchange risks; and the market risk of our investments.  These statements are subject to risks and uncertainties that could cause actual results to differ materially, including the risks set forth under the caption “Factors That May Affect Our Results” in this Form 10-Q and the similar factors and risks outlined in our other filings with the Securities and Exchange Commission (“SEC”).

OVERVIEW

We develop, manufacture and sell our ProteinChip® Systems, which use patented Surface Enhanced Laser Desorption/Ionization (“SELDI”) technology.  These systems consist of a ProteinChip Reader, ProteinChip Software and related accessories which are used in conjunction with our consumable ProteinChip Arrays.  We market and sell our products primarily to research biologists in pharmaceutical and biotechnology companies, and academic and government research laboratories.  In 1997, we acquired IllumeSys Pacific, Inc., which holds specific rights to the SELDI technology for the life science research market.  Our first designed and manufactured system, the ProteinChip System, Series PBS I, was available for shipment in the third quarter of 1997.  In 1997, we also established a subsidiary in the U.K. and began direct selling in Europe.  During 1999, we initiated an expanded marketing program and in May began shipping the ProteinChip System, Series PBS II, which is now referred to as the ProteinChip Biology System.  In 1999, we also established a joint venture with Sumitomo Corporation to distribute our products in Japan.  During 2000, we began offering research services and established Biomarker Discovery Center laboratories in Fremont, California; Copenhagen, Denmark; and Malvern, Pennsylvania.

In 2001, we introduced the ProteinChip Biomarker System, which utilizes sophisticated third-party software to automate pattern recognition-based statistical analysis methods and correlate protein expression patterns from clinical samples with disease phenotypes.  We also began selling the Biomek® 2000 Workstation, later superceded by the Biomek 3000 workstation, a robotic accessory which is manufactured by Beckman Coulter and which has been optimized for use with our ProteinChip Biomarker System to increase sample throughput and reproducibility.  In addition, we expanded our product offering with a SELDI ProteinChip interface to high-end tandem mass spectrometers, which we developed and which is manufactured for us by a third party manufacturing company.  On July 31, 2001, Ciphergen acquired the BioSepra® process chromatography business from Invitrogen Corporation; this business was subsequently sold to Pall Corporation on November 30, 2004.

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

We have used our resources primarily to develop and expand our proprietary ProteinChip Systems and related consumables and to establish a marketing and sales organization for commercialization of our products.  We also used our funds to establish a joint venture to distribute our products in Japan and to increase our ownership in the joint venture to 100%.  In addition, we acquired the BioSepra process chromatography business in 2001, which we sold for a gain in 2004.  We have also used our resources to establish Biomarker Discovery Center laboratories to provide research services to our clients, to foster further adoption of our products and technology, and to discover biomarkers that we seek to patent for diagnostic and other purposes.  In early 2004, we formed a Diagnostics Division and increased our efforts to discover protein biomarkers and panels of biomarkers that can be developed into protein molecular diagnostic tests that improve patient care.  To date, the Diagnostics Division has not generated any revenue from diagnostic tests.  Since our inception we have incurred significant losses and as of March 31, 2005, we had an accumulated deficit of $169.7 million.

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

Our expenses have consisted primarily of  materials, contracted manufacturing services, labor and overhead costs to manufacture our ProteinChip Systems and ProteinChip Arrays and to provide customer services; marketing and sales activities; research and development programs; litigation; and general and administrative costs associated with our operations.  We expect our cost of revenue to increase in the second quarter of 2005 relative to the first quarter of 2005 due to an expected increase in unit sales of our ProteinChip Systems and arrays.  However, we expect cost of revenue to decrease as a percent of total revenue because we have provided for substantial inventory reserves for the older model ProteinChip Systems that were superceded by the Series 4000 and for certain obsolete arrays, and should not have to make such provisions again for the foreseeable future.  We expect our research and development expenses to decrease in 2005 relative to 2004 due to the transition of the ProteinChip System, Series 4000 into manufacturing and scaling back selected other projects, which has led to reduced research and development headcount as well as reduced use of outside contractors and services.  We anticipate that these decreases will be partly offset by increased efforts at our Biomarker Discovery Center laboratories to discover, validate and patent biomarkers that may have diagnostic and/or therapeutic utility.  We expect our selling expenses to decrease in 2005 relative to 2004 as a result of a smaller sales force and reduced marketing programs.  We expect our general and administrative expenses to increase slightly in 2005 relative to 2004 due to normal salary increases, largely offset by a decline in stock-based compensation expense associated with our initial public offering.  As a result, we expect to incur losses for at least the next year.  Our current level of revenue is insufficient for us to become profitable.  To become profitable, we will need to increase unit sales of our ProteinChip Systems and Arrays as well as begin achieving revenue from diagnostic tests from our Diagnostics Division.

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

In January 2005, we took actions, consisting primarily of headcount reductions, to reduce our operating expenses.  These cost control measures generally involved the Biosystems Division, leaving our Diagnostics Division largely unaffected, and did not constitute an exit or disposal activity as defined by Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  Operating expenses in the first quarter of 2005 were $1.2 million less than in the fourth quarter of 2004, largely as a result of these actions.  At March 31, 2005, we had 215 employees, consisting of 36 in manufacturing, 52 in research and development, 92 in sales and marketing, and 35 in administration.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTH PERIODS ENDED MARCH 31, 2005 AND MARCH 31, 2004

PRODUCT REVENUE.  Product revenue decreased to $4.5 million in the first three months of 2005 from $10.9 million in the same period of 2004, a decrease of $6.4 million or 59%.  The decrease was primarily the result of a 75% decrease in revenue from sales of our ProteinChip Systems, accessories and software.  This was largely due to a 59% decline in unit sales of ProteinChip Systems, reflecting a more competitive selling environment, reductions in our sales force, and more limited funding available to our academic prospects.  In addition, we experienced a 40% decrease in average revenue per system sold due to lower list prices for the Series 4000 as well as increased discounting as a result of pricing pressure caused by generally lower funding currently available to academia, incentives we’ve offered to expedite orders, lower prices offered when customers trade in their older ProteinChip Systems for a new Series 4000, and the competitive environment.

SERVICE REVENUE.  Service revenue decreased to $2.2 million in the first three months of 2005 from $2.4 million in the same period of 2004, a decrease of $195,000 or 8%.  This decrease was primarily due to a decline of $524,000 in revenue from services provided by our Biomarker Discovery Center laboratories, partially offset by increases in revenue from training and consulting services of approximately $200,000, and from maintenance contracts of approximately $129,000, driven by growth in our installed base.  We redirected much of our selling effort towards ProteinChip System sales and away from service projects during the latter half of 2004 and first quarter of 2005, in part due to our desire to focus more of our Biomarker Discovery Center resources on research for our own account.

We expect revenue in the second quarter of 2005 to be approximately $7.5 to $8.5 million.

COST OF PRODUCT REVENUE.  Cost of product revenue decreased to $2.1 million in the first three months of 2005 from $3.1 million in the same period of 2004, a decrease of $1.0 million or 31%.  The decrease resulted primarily from a decrease in unit sales of our ProteinChip Systems.  The gross margin for product revenue decreased to 53% in the first three months of 2005, compared to 72% in the same period of 2004.  This decline was partly due to the decrease in the average selling price of our new systems.  In the nine months since launching the ProteinChip System, Series 4000, this new product accounted for 81% of our unit sales, with older model ProteinChip Systems and Tandem MS Interfaces accounting for 15% and 4%, respectively.  We have also been discounting our remaining stock of older models of our ProteinChip System.  In addition, increases to inventory reserves for obsolete arrays and components for older model ProteinChip Systems amounted to approximately 8% of product revenue in the first quarter of 2005, but there was no comparable increase in inventory reserves in the first quarter of 2004.

COST OF SERVICE REVENUE.  Cost of service revenue increased to $1.0 million in the first three months of 2005 from $902,000 of the same period of 2004, an increase of $121,000 or 13%.  This increase was primarily the result of increased field service costs to provide service for a greater number of maintenance contracts as our installed base continued to increase.  The gross margin for service revenue decreased to 53% in the first three months of 2005, compared to 62% in the same period of 2004.  This decrease was mainly due to lower margins in field service which resulted primarily from higher net usage of parts for repairing older model customer instruments.

RESEARCH AND DEVELOPMENT EXPENSES.  Research and development expenses decreased to $3.5 million in the first three months of 2005 from $5.8 million in the same period of 2004, a decrease of $2.3 million or 39%.  The decrease was largely due to completing the development of the ProteinChip System, Series 4000 in July 2004 and scaling back or canceling other research and development projects in our Biosystems Division. This resulted in a decrease of $1.1 million for materials and supplies used in the development of new products and a decrease of $243,000 in consultant fees in the Biosystems Division.  In addition, payroll and related expenses for our Biosystems Division decreased approximately $358,000 as a result of a 36% reduction in research and development headcount comparing March 31, 2005 to March 31, 2004.

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

SALES AND MARKETING EXPENSES.  Sales and marketing expenses decreased to $5.3 million in the first three months of 2005 from $6.0 million in the same period of 2004, a decrease of $748,000 or 12%.  The decrease was largely due to a 26% decrease in headcount comparing March 31, 2005 to March 31, 2004, resulting in a decrease in payroll and related costs of approximately $433,000.  Also as a result of the decrease in staffing, travel expenses in sales and marketing declined approximately $233,000 and internal consumption of ProteinChip Arrays and other consumables for customer demonstrations and support decreased approximately $116,000.  However, depreciation expense increased approximately $140,000 largely related to the addition of demonstration instruments following the introduction of the ProteinChip System, Series 4000.

We expect sales and marketing expenses to decrease in 2005 relative to 2004 as a result of a smaller sales force and reduced associated selling expenses.

GENERAL AND ADMINISTRATIVE EXPENSES.  General and administrative expenses decreased to $3.5 million in the first three months of 2005 from $3.7 million of the same period of 2004, a decrease of $171,000 or 5%.  The decrease was largely driven by decreases of approximately $209,000 in legal fees primarily due to being more selective in patent activities, $169,000 in consulting and outside service fees following reductions in outside assistance with investor relations and recruiting, $126,000 in stock-based compensation expense, and $113,000 in the provision for bad debts. These were partially offset by a $261,000 increase in payroll and related costs and an increase of $202,000 in accounting fees.  Administrative headcount increased approximately 3% comparing March 31, 2005 to March 31, 2004, as we added senior-level resources for our Diagnostics Division and for business development related to pharmaceutical customers.  Accrued audit fees related to compliance with Section 404 of the Sarbanes-Oxley Act of 2002 added approximately $118,000 of the increase in accounting fees in the first quarter of 2005.

We expect general and administrative expenses to increase slightly in 2005 relative to 2004 due to normal salary increases, offset largely by a decline in stock-based compensation associated with our initial public offering.

INTEREST AND OTHER INCOME (EXPENSE), NET. Interest income in the first three months of 2005 was $182,000 compared to $116,000 in the same period of 2004.  The increase was primarily due to an increase in average interest rates, partially offset by lower average investment balances during the first three months of 2005 compared to the same period of 2004.  Interest expense in the first three months of 2005 was $492,000 compared to $503,000 in the same period of 2004.  Interest expense in both periods consisted largely of interest accrued on our convertible senior notes, equipment-financing loan and capital leases.  Approximately $132,000 and $133,000 of the interest expense in the first quarter of 2005 and the first quarter of 2004, respectively, was non-cash, attributable to amortization of the beneficial conversion feature associated with the notes.  Other income (expense) in the first three months of 2005 was a net expense of $101,000 compared to a net expense of $191,000 in the same period of 2004.  The net expense in the first quarter of 2005 resulted primarily from $93,000 for the amortization of the offering costs related to the convertible senior notes, realized foreign exchange losses of $56,000, and losses on disposals of fixed assets of $53,000, partially offset by a recovery of approximately $119,000 related to a tax dispute concerning our foreign operations.  The net expense in the first quarter of 2004 resulted primarily from the amortization of the offering costs related to the convertible senior notes.

PROVISION FOR INCOME TAXES.  The provision for income taxes from continuing operations in the first three months of 2005 was $150,000, compared to $52,000 in the same period of 2004.  The increase was primarily related to our Japanese subsidiary, Ciphergen Biosystems KK.  In 2004, we fully utilized the previous Japanese accumulated net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

From our inception through March 31, 2005, we have financed our operations principally with $190.4 million from the sales of products and services to customers and net proceeds from equity financings totaling approximately $145.8 million.  This includes net proceeds of $92.4 million from our initial public offering in September 2000 and net proceeds of $26.9 million from our Series E Preferred Stock financing in March 2000.  We received $28.1 million of net proceeds from the sale of 4.5% convertible senior notes on August 22, 2003.  These notes are due September 1, 2008.  We also received net proceeds of $27.0 million from the sale of our BioSepra business in November 2004.  Cash, cash equivalents and short-term investments at March 31, 2005 were $32.2 million, compared to $37.6 million at December 31, 2004.  Working capital at March 31, 2005 was $30.8 million, compared to $39.9 million at December 31, 2004.  The decrease in working capital was principally due to a $5.3 million decrease in cash and investments to fund our operating losses, and a $6.1 million decrease in accounts receivable, reflecting the decline in revenue during the first quarter of 2005.  Long-term debt and capital lease balances at March 31, 2005 totaled $29.2 million compared to $29.4 million at December 31, 2004.

Net cash used in operating activities was $4.0 million in the first three months of 2005 compared to $4.5 million in the first three months of 2004.  Collections from customers in the first three months of 2005 were approximately $3.0 million less than in the comparable period of 2004.  This was more than offset by reductions in payroll expense of $914,000, other operating and manufacturing overhead expenditures of $2.3 million and inventory purchases of $340,000, comparing the first quarter of 2005 to the same period of 2004.  Interest expense and interest income did not significantly change comparing the first three months of 2005 to the first three months of 2004.  Interest expense in both periods consisted largely of interest accrued on our convertible senior notes, equipment-financing loan and capital leases.

Net cash used in investing activities was $1.1 million in the first three months of 2005 compared to net cash provided by investing activities of $1.5 million in the first three months of 2004.  Net cash used in investing activities in the first three months of 2005 consisted primarily of net purchases of property and equipment of approximately $944,000 and payments totaling $174,000 for a technology license related to our litigation which was settled in 2003.  Net cash provided by investing activities in the first three months of 2004 consisted largely of maturities of investment securities of $4.0 million, offset by net property and equipment purchases of $1.3 million, the acquisition of the remaining 30% ownership in Ciphergen Biosystems KK for $1.0 million, and payments totaling $232,000 for a technology license related to our litigation which was settled in 2003.  We anticipate capital expenditures of approximately $3 to $4 million in 2005.

Net cash provided by financing activities was $10,000 in the first three months of 2005 compared to $8,000 in the first three months of 2004.  Net cash provided by financing activities in the first three months of 2005 was derived primarily from the repayment of stockholder loans in the aggregate principal amount of $310,000.  These were largely offset by $300,000 of debt repayments.  Net cash provided by financing activities in the first three months of 2004 consisted of the issuance of common stock under our stock option plans of $147,000 and repayment of stockholder loans in the aggregate principal amount of $105,000, offset by repayments of capital lease obligations of $85,000 and repayments of an equipment financing loan of $159,000.

We believe that current cash resources will be sufficient to maintain current and planned operations at least through the end of the first quarter of 2006.  We currently expect to fund expenditures for capital requirements as well as liquidity needs from a combination of available cash, sales of assets, and long-term debt.  We will be required to raise additional capital at some point in the future, which might be achieved through a variety of sources, including securities issuances and collaborative arrangements.  If additional capital is raised through the issuance of equity or securities convertible into equity, our stockholders may experience dilution, and such securities may have rights, preferences or privileges senior to those of the holders of our common stock or the notes.  If we obtain funds through arrangements with collaborators or strategic partners, we may be required to relinquish our rights to certain technologies or products that we might otherwise seek to retain.  Additional financing may not be available to us on favorable terms, if at all.  If we are unable to obtain financing on acceptable terms, we may be unable to execute our business plan and we could be required to delay, reduce the scope of, or eliminate our operations and we may not be able to pay off the senior notes or the capital equipment loan if and when they come due.

The following summarizes Ciphergen’s contractual cash obligations at March 31, 2005 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Total	Less than 1 Year	1-3 Years	4-5 Years	Beyond 5 Years
Contractual cash obligations:
Capital lease obligations(1)	$38	$15	$20	$3	$—
Equipment financing loan(1)	1,002	811	191	—	—
Convertible senior notes(2)	30,000	—	—	30,000	—
Interest payable on convertible senior notes	4,725	1,350	2,700	675	—
Non-cancelable collaboration obligation(3)	228	228	—	—	—
Non-cancelable operating lease obligations	13,700	4,225	7,537	1,938	—
Purchase obligations(4)	355	355	—	—	—

Total contractual cash obligations	$50,048	$6,984	$10,448	$32,616	$—

(1)          Principal amounts, not including interest.

(2)          Excludes the beneficial conversion feature amounting to $2,677, less related amortization of $860.

(3)          We have made a commitment to fund a Biomarker Discovery Center laboratory at The Johns Hopkins University School of Medicine which totals $914,000 for the period December 2004 to November 2005, of which $228,000 was non-cancelable at March 31, 2005.

(4)          Purchase obligations include agreements to purchase inventory that are enforceable and legally binding on Ciphergen and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.  Purchase obligations exclude agreements that are cancelable without penalty.

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

From our inception in December 1993 through March 31, 2005, we have generated cumulative revenue from continuing operations of approximately $154.5 million and have incurred net losses of approximately $169.7 million.  We have experienced significant operating losses each year since our inception and expect these losses to continue for at least the next several quarters.  For example, we experienced net losses of approximately $25.8 million in 2001, $29.1 million in 2002, $36.7 million in 2003, $19.8 million in 2004, and $9.3 million in the first quarter of 2005.  Our losses have resulted principally from costs incurred in research and development, sales and marketing, litigation, and general and administrative costs associated with our operations.  These costs have exceeded our gross profit which, to date, has been generated principally from product sales.  We expect to incur additional operating losses and these losses may be substantial.  We may never achieve profitability.  Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

We currently believe that current cash resources will be sufficient to meet our anticipated financial needs at least through the end of the first quarter of 2006.  However, we may need to raise additional capital sooner in order to develop new or enhanced products or services, increase our Biomarker Discovery Center laboratory activities undertaken for our Diagnostics Division, or acquire complementary products, businesses or technologies. If we are unable to obtain financing, or to obtain it on acceptable terms, we may be unable to successfully execute our business plan.

Legislative actions resulting in higher compliance costs are likely to adversely impact our future financial position and results of operations.

Compliance with changing regulation of corporate governance and public disclosure will result in additional expenses.  Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and Nasdaq National Market listing requirements, are resulting in increased compliance costs.  Specifically, we are undertaking significant efforts and numerous significant expenses to continue to comply with Section 404 of the Sarbanes-Oxley Act of 2002.  Compliance with these evolving standards will result in increased general and administrative expenses and may cause a diversion of management time and attention from revenue-generating activities to compliance activities.

Future changes in financial accounting standards or practices may cause adverse unexpected fluctuations and affect our reported results of operations.

Future changes in financial accounting standards, including those currently proposed, will likely affect our reported results of operations.  For example, the mandated change effective for us on January 1, 2006 requiring that we record compensation expense in the statement of operations for employee stock options using the fair value method or changes in existing taxation rules related to stock options will have a negative effect on our reported results.  The Financial Accounting Standards Board (“FASB”) has proposed a choice of valuation models to estimate the fair value of employee stock options. These models, including the Black-Scholes option-pricing model, use varying methods and inputs and may yield significantly different results. If another party asserts that the fair values of our employee stock options are misstated, securities class action litigation could be brought against us and/or the market price of our common stock could decline.

Because our business is highly dependent on key executives, scientists, engineers and sales people, our inability to recruit and retain these people could hinder our business expansion plans.

We are highly dependent on our executive officers, senior scientists, engineers and sales people.  In certain countries, a few key individuals are important to our local success.  Our product development and marketing efforts could be delayed or curtailed if we lose the services of any of these people.  To expand our research, product development and sales efforts, we need people skilled in areas such as bioinformatics, biochemistry, information services, manufacturing, sales, marketing and technical support.  Competition for qualified employees is intense.  We will not be able to expand our business if we are unable to hire, train and retain a sufficient number of qualified employees.  During 2004 and early 2005, we took steps to reduce our headcount and our voluntary employee turnover has increased from historic levels.  In addition, the FASB has announced changes to generally accepted accounting principles in the U.S. that may require us to change the manner in which we compensate our employees, which could considerably impact our ability to recruit and retain qualified employees.

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

Our commercial success depends on our ability to maintain our sublicenses to the SELDI technology.  In 2002, 2003, 2004 and the first three months of 2005, all of our revenue from continuing operations was derived from SELDI-based products within the scope of the Baylor SELDI patents.  Pursuant to the settlement of the litigation between Ciphergen, Molecular Analytical Systems (“MAS”), LumiCyte and T. William Hutchens, MAS cannot terminate Ciphergen’s rights under the sublicenses.  However, Baylor College of Medicine has the right to terminate its license with MAS in case of material breach by MAS.  If the agreements between Baylor College of Medicine and MAS were terminated and we were unable to obtain a license to these rights from Baylor College of Medicine, we would be precluded from selling any SELDI-based products within the scope of the Baylor SELDI patents, we would no longer generate revenue from the sale of these products and we would have to revise our business direction and strategy.

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

We sell certain products under either OEM or distribution or patent license agreements.  These include arrangements with Beckman Coulter with respect to selling a customized version of the Biomek 3000 Workstation, with Salford Systems with respect to selling Biomarker Patterns software, and with Applied Biosystems / MDS Sciex with respect to selling our ProteinChip Tandem MS Interfaces.  If we fail to maintain or extend after their expiration the underlying agreements with these companies, we would have to stop selling these particular products and may have to seek alternate products to sell, as a result of which our sales may be harmed.

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

Future sales of substantial amounts of our common stock in the public market, or the perception that such sales are likely to occur, could affect prevailing trading prices of our common stock and the value of the notes.  As of March 31, 2005, we had:

•                                          29,475,663 shares of common stock outstanding;

•                                          5,335,520 shares of common stock reserved for issuance upon exercise of options outstanding under our stock option plans with a weighted average exercise price of $5.68 per share;

•                                          in addition to the shares reserved for issuance upon the exercise of options referred to in the preceding bullet point, 1,791,682 shares reserved for future issuance under our stock option and employee stock purchase plans; and

•                                          96,750 shares of common stock potentially issuable to Stanford Research Systems, Inc. under a development contract if certain milestones are met.

Because the notes are convertible into common stock only at a specific conversion price, a decline in our common stock price may cause the value of the notes to decline.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have classified our short-term investments as available-for-sale, and have accordingly recorded them on the balance sheet at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income (loss).  These investments are not leveraged and are held for purposes other than trading.

The following discussion about our market risk involves forward-looking statements. We are exposed to market risk related mainly to changes in interest rates. We do not invest in derivative financial instruments.

INTEREST RATE SENSITIVITY

As of March 31, 2005, our only investment was a fixed rate annuity with a fair value of $2.2 million due to mature on February 28, 2006, with an option to renew for one year at an estimated interest rate of 3.0% per annum.  With the exception of the investment in this annuity, we believe that, in the near-term, we will maintain our available funds in short-term, highly liquid securities with original maturities of 90 days or less, and money market accounts.

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

The functional currency of Ciphergen Biosystems KK is the yen. Accordingly, the accounts of this operation were translated from yen to the U.S. dollar using the current exchange rate in effect at the balance sheet date for the balance sheet accounts, and using the average exchange rate during the period for revenue and expense accounts. The effects of translation are recorded as a separate component of stockholders’ equity.

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

The net tangible assets of our non-U.S. operations, excluding intercompany debt, were $6.4 million at March 31, 2005.

In 2004 we entered into foreign currency contracts to manage the volatility of currency fluctuations as a result of an intercompany loan of approximately $1.0 million, denominated in yen, to our subsidiary in Japan. The effect of exchange rate changes on the forward exchange contracts largely offset the effect of exchange rate changes on the intercompany loan. Net realized foreign currency gains and losses related to foreign currency forward contracts were not material for the quarter ended March 31, 2004. As of January 1, 2005, there were no forward contracts outstanding and during the quarter ended March 31, 2005, there were no transactions related to forward contracts.  Although we will continue to monitor our exposure to currency fluctuations, we cannot provide assurance that exchange rate fluctuations will not harm our business in the future.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2005, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, Ciphergen’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that Ciphergen’s disclosure controls and procedures (as defined in Rules 13(a) — 15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) were effective in ensuring that information required to be disclosed by Ciphergen in this report and in other reports it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes In Internal Control Over Financial Reporting

There have been no changes in Ciphergen’s internal control over financial reporting or in other factors during the most recent fiscal quarter that have materially affected, or could be reasonably likely to materially affect, our internal control over financial reporting.

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

May 10, 2005

CIPHERGEN BIOSYSTEMS, INC.

(Registrant)

/s/ William E. Rich
William E. Rich
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