Form 10-Q
period 2005-06-30
CIPHERGEN BIOSYSTEMS INC
filed 2005-08-09
CIK 926617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

Yes  ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Exchange Act.

Yes  ☒  No  ☐

Number of shares of common stock, $0.001 par value, outstanding as of July 31, 2005:  35,866,088

CIPHERGEN BIOSYSTEMS, INC.

INDEX FOR FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2005

Ciphergen, ProteinChip and Biomarker Discovery Center are registered trademarks of Ciphergen Biosystems, Inc.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CIPHERGEN BIOSYSTEMS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$21,256	$35,392
Short-term investments	2,206	2,175
Accounts receivable, net of allowance for doubtful accounts of $275 and $247, respectively	6,746	10,811
Notes receivable from related parties	12	126
Prepaid expenses and other current assets	1,462	1,847
Inventories	6,542	6,919

Total current assets	38,224	57,270

Property, plant and equipment, net	8,216	9,315
Goodwill	2,529	2,529
Other intangible assets, net	2,760	3,040
Other long-term assets	2,056	2,223

Total assets	$53,785	$74,377

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,593	$3,369
Accrued liabilities	6,197	7,499
Deferred revenue	4,865	5,529
Current portion of capital lease obligations	26	16
Current portion of long-term debt	740	925

Total current liabilities	15,421	17,338

Deferred revenue	676	855
Capital lease obligations, net of current portion	50	28
Long-term debt, net of current portion	—	377
Convertible senior notes, net of discount	28,317	28,051
Other long-term liabilities	756	1,013

Total liabilities	45,220	47,662

Stockholders’ equity:
Common stock	30	29
Additional paid-in capital	187,334	187,133
Notes receivable from stockholders	(36)	(349)
Accumulated other comprehensive income (loss)	(29)	263
Accumulated deficit	(178,734)	(160,361)

Total stockholders’ equity	8,565	26,715

Total liabilities and stockholders’ equity	$53,785	$74,377

See notes to unaudited condensed consolidated financial statements.

CIPHERGEN BIOSYSTEMS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenue:
Products	$5,438	$6,160	$9,919	$17,050
Services	2,055	2,176	4,222	4,538

Total revenue	7,493	8,336	14,141	21,588

Cost of revenue:
Products	2,770	3,211	4,882	6,279
Services	1,013	1,089	2,036	1,991

Total cost of revenue	3,783	4,300	6,918	8,270

Gross profit	3,710	4,036	7,223	13,318

Operating expenses:
Research and development	3,626	5,535	7,133	11,292
Sales and marketing	4,792	7,361	10,065	13,297
General and administrative	3,742	3,554	7,246	7,229

Total operating expenses	12,160	16,450	24,444	31,818

Loss from operations	(8,450)	(12,414)	(17,221)	(18,500)

Interest and other income (expense), net	(535)	(442)	(946)	(969)

Loss from continuing operations before income taxes	(8,985)	(12,856)	(18,167)	(19,469)

Income tax provision (benefit) from continuing operations	(11)	140	139	192

Net loss from continuing operations	(8,974)	(12,996)	(18,306)	(19,661)

Discontinued operations:
Loss from discontinued operations, net of tax	—	(146)	—	(962)
Loss from sale of discontinued operations, net of tax	(67)	—	(67)	—

Net loss from discontinued operations	(67)	(146)	(67)	(962)

Net loss	$(9,041)	$(13,142)	$(18,373)	$(20,623)

Net loss per share, basic and diluted:
Net loss per share from continuing operations	$(0.31)	$(0.45)	$(0.62)	$(0.68)
Net loss per share from discontinued operations	(0.00)	(0.00)	(0.00)	(0.03)

Net loss per share	$(0.31)	$(0.45)	$(0.62)	$(0.71)

Shares used in computing basic and diluted net loss per share	29,575	29,205	29,524	29,121

See notes to unaudited condensed consolidated financial statements.

CIPHERGEN BIOSYSTEMS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(18,373)	$(20,623)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,895	3,546
Stock-based compensation expense	—	360
Amortization of debt discount associated with beneficial conversion feature of convertible senior notes	265	267
Accrued investment income	(31)	(32)
Interest accrued on notes receivable from related parties	(6)	(41)
Gain from sale of BioSepra business	67	—
Changes in operating assets and liabilities:
Accounts receivable, net	3,945	5,920
Prepaid expenses and other current assets	489	(577)
Inventories	432	(1,564)
Other long-term assets	140	169
Accounts payable and accrued liabilities	9	(924)
Deferred revenue	(821)	(357)
Other long-term liabilities	(107)	368

Net cash used in operating activities	(11,096)	(13,488)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment, net	(1,322)	(2,903)
Proceeds from capital lease financing to reimburse previous cash outlays to purchase facility improvements	—	601
Maturities of marketable securities	—	7,280
Cash paid for license related to litigation settlement	(325)	(498)
Cash paid for post-closing adjustment related to sale of BioSepra business	(1,111)	—
Increase to goodwill from BioSepra acquisition due to income tax settlement	—	(203)
Purchase of Ciphergen Biosystems KK common stock	—	(1,000)

Net cash provided by (used in) investing activities	(2,758)	3,277

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	201	828
Repayments of notes receivable from stockholders	314	230
Principal payments on capital lease obligations	(12)	(176)
Repayments of long-term debt	(561)	(325)

Net cash provided by (used in) financing activities	(58)	557

Effect of exchange rate changes	(224)	(433)

Net decrease in cash and cash equivalents	(14,136)	(10,087)
Cash and cash equivalents, beginning of period	35,392	32,853

Cash and cash equivalents, end of period	$21,256	$22,766

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Reductions in deferred stock-based compensation	$—	$(40)
Transfer of fixed assets to inventory	126	326
Acquisition of property and equipment under capital leases	48	21

See notes to unaudited condensed consolidated financial statements.

CIPHERGEN BIOSYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2005

1.               ORGANIZATION AND BASIS OF PRESENTATION

The Company

Ciphergen Biosystems, Inc. (the “Company” or “Ciphergen”) develops, manufactures and sells ProteinChip® Systems for life science researchers.  The core technology, which is patented, is Surface Enhanced Laser Desorption/Ionization (“SELDI”).  The systems consist of ProteinChip Readers, ProteinChip Software and related accessories, which are used in conjunction with consumable ProteinChip Arrays.  These products are sold primarily to biologists at pharmaceutical and biotechnology companies, and academic and government research laboratories.  The Company also provides research services primarily through its Biomarker Discovery Center® laboratories, and offers consulting services, customer support services and training classes to its customers and collaborators.

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

Liquidity

From its inception through June 30, 2005, the Company has financed its operations principally with $197.9 million from the sales of products and services to customers and net proceeds from equity financings totaling approximately $145.8 million. Ciphergen received $28.1 million of net proceeds from the sale of 4.5% convertible senior notes on August 22, 2003. These notes are due September 1, 2008.  The Company also received $27.0 million from the sale of its BioSepra business in November 2004.  The Company has incurred significant net losses and negative cash flows from operations since inception. At June 30, 2005, the Company had an accumulated deficit of $178.7 million.

Management believes that currently available resources, including funds received in July 2005 from Quest Diagnostics (see note 12, Subsequent Events – Strategic Alliance Agreement), will provide sufficient funds to enable the Company to meet its obligations for at least the next 18 months.  Ciphergen currently expects to fund liquidity needs as well as expenditures for capital requirements from a combination of available cash, proceeds from the alliance with Quest Diagnostics including forgiveness of loan obligations to Quest Diagnostics, sales of equity and/or debt, and the receipt of approximately $1.0 million plus accrued interest from the sale of the BioSepra business to Pall Corporation which is being held in an interest-bearing escrow account. If anticipated operating results are not achieved, however, management believes that planned expenditures may need to be reduced in order to extend the time period over which the currently available resources will be adequate to fund the Company’s operations. At such time as the Company requires additional funding, the Company will seek to raise such additional funding from various possible sources, including the public equity market, private financings, sales of assets, collaborative arrangements and debt. If additional capital is raised through the issuance of equity or securities convertible into equity, stockholders may experience dilution, and such securities may have rights, preferences or privileges senior to those of the holders of its common stock or convertible senior notes. If the Company obtains additional funds through arrangements with collaborators or strategic partners, it may be required to relinquish its rights to certain technologies or products that it might otherwise seek to retain. There can be no assurance that the Company will be able to obtain such financing, or obtain it on acceptable terms.  If Ciphergen is unable to obtain financing on acceptable terms, it may be unable to execute its business plan and it could be required to delay or reduce the scope of its operations, and it may not be able to pay off the convertible senior notes if and when they come due.

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

In December 2004, the FASB issued SFAS No. 123 (Revised), “Share-Based Payment.” This standard revises SFAS 123, APB 25 and related accounting interpretations, and eliminates the use of the intrinsic value method. As noted previously, the Company currently uses the intrinsic value method of APB 25 to value stock options and, accordingly, no compensation expense has been recognized for stock options. This new standard requires the expensing of all stock-based compensation, including stock options, using the fair value method.  The FASB’s transition provisions require implementation of SFAS 123(R) for quarters beginning after June 15, 2005. However, in April 2005, the Securities and Exchange Commission announced a deferral of the required implementation date to fiscal years beginning after June 15, 2005 or, in Ciphergen’s case, its 2006 fiscal year. SFAS 123(R) will apply to all awards granted after the implementation date and to previously-granted awards unvested as of the implementation date. The impact of SFAS 123(R) on the Company’s financial statements and related disclosures is still being evaluated by management but is expected to be material. The Company’s actual share-based compensation expense in 2006 will be dependent on a number of factors, including the amount of awards granted and the fair value of those awards at the time of grant.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets—An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions”. SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for fiscal periods beginning after June 15, 2005 and is required to be adopted by Ciphergen in the third quarter of 2005. The Company does not expect this standard to have a material impact on its financial statements and related disclosures.

In December 2004, the FASB issued FASB Staff Position No. 109-2 (“FSP 109-2”), “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (“AJCA”)”. FSP 109-2 allows the Company up until October 31, 2005 to evaluate the effect of the AJCA on its plans for reinvestment or repatriation of foreign earnings for purposes of applying SFAS 109 “Accounting for Income Taxes.” On May 10, 2005, the Treasury Department and the IRS issued Notice 2005-38, the second in a series of notices, which is intended to provide additional guidance for U.S. companies evaluating the effect of the AJCA on plans for reinvestment or repatriation of foreign earnings. Management currently believes all foreign earnings will be reinvested and is not considering repatriation of any significant amounts under this provision.

In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment”. SAB 107 provides guidance on the initial implementation of SFAS 123(R). In particular, the statement includes guidance related to share-based payment awards for non-employees, valuation methods and selecting underlying assumptions such as expected volatility and expected term. It also gives guidance on the classification of compensation expense associated with such awards and accounting for the income tax effects of those awards upon the adoption of SFAS 123(R). The Company is currently assessing the guidance provided in SAB 107 in connection with the implementation of SFAS 123(R).

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”. SFAS 154 is a replacement of Accounting Principles Board Opinion (“APB”) No. 20 and SFAS 3. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application as the required method for reporting a change in accounting principle. SFAS 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed by SFAS 154. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company will be adopting this pronouncement beginning in its fiscal year 2006.

3.               INVENTORIES

Inventories consisted of the following (in thousands):

	June 30, 2005	December 31, 2004
Raw materials	$2,186	$2,822
Work in process	1,510	1,400
Finished goods	2,846	2,697
	$6,542	$6,919

4.               GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets consisted of the following (in thousands):

	June 30, 2005			December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Total	Gross Carrying Amount	Accumulated Amortization	Total
Non-amortizing:
Goodwill	$2,529	$—	$2,529	$2,529	$—	$2,529
Amortizing:
Acquired license related to litigation settlement	5,481	2,721	2,760	5,156	2,116	3,040
	$8,010	$2,721	$5,289	$7,685	$2,116	$5,569

During the first six months of 2005, the acquired license related to the Company’s litigation settlement in 2003 increased $325,000 as a result of cash payments made by the Company for license fees.

Amortization expense for these intangible assets was (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Acquired completed technology	$—	$192	$—	$384
Patents	—	15	—	29
Acquired license related to litigation settlement	302	302	605	605
	$302	$509	$605	$1,018

Annual amortization expense for these intangible assets is expected to be approximately $1,209,000 in both 2005 and 2006, $342,000 in 2007 and zero thereafter.

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

Changes in product warranty obligations, including separately priced maintenance obligations, were as follows (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
		2005	2004	2005	2004
Balance at the beginning of period		$3,439	$3,593	$3,778	$3,442
Add:	Costs incurred for maintenance contracts	680	719	1,386	1,208
	Revenue deferred for separately priced maintenance contracts	1,323	1,184	2,302	2,524
Less:	Settlements made under maintenance contracts	(680)	(719)	(1,386)	(1,208)
	Revenue recognized for separately priced maintenance contracts	(1,271)	(1,244)	(2,589)	(2,433)
Balance at end of period		$3,491	$3,533	$3,491	$3,533

6.               FOREIGN CURRENCY TRANSACTIONS

During the three and six month periods ended June 30, 2005, there were no transactions related to forward contracts. Net realized foreign currency gains and losses related to foreign currency forward contracts and a related intercompany loan were not material for the three and six month periods ended June 30, 2004.

7.               STOCK-BASED COMPENSATION

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

Had compensation expense for options granted to employees, officers and directors been determined based on fair value at the grant date, the Company’s net loss per share would have increased to the pro forma amounts indicated below (in thousands, except per share amounts):

		Three Months Ended June 30,		Six Months Ended June 30,
		2005	2004	2005	2004
Net loss as reported		$(9,041)	$(13,142)	$(18,373)	$(20,623)
Add:	Employee stock-based compensation expense in reported net loss, net of tax	—	157	—	373
Less:	Employee stock-based compensation expense determined under the fair value method, net of tax	(819)	(1,328)	(1,882)	(2,355)
Pro forma net loss		$(9,860)	$(14,313)	$(20,255)	$(22,605)

Basic and diluted net loss per share:
As reported		$(0.31)	$(0.45)	$(0.62)	$(0.71)
Pro forma		$(0.33)	$(0.49)	$(0.69)	$(0.78)

8.               INCOME TAXES

Based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets related to the Company’s operations will not be fully realizable.  Accordingly, the Company has provided a full valuation allowance against the net deferred tax assets related to its operations at June 30, 2005.  The Company incurs income tax liabilities primarily in Japan, as well as in most of the other countries outside the U.S. in which it operates.

9.               COMPREHENSIVE LOSS

Comprehensive loss consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net loss	$(9,041)	$(13,142)	$(18,373)	$(20,623)
Other comprehensive income (loss):
Net change in unrealized gains/losses on investments	—	(7)	—	—
Currency translation losses	(48)	(69)	(292)	(669)
Other comprehensive loss	(48)	(76)	(292)	(669)
Total comprehensive loss	$(9,089)	$(13,218)	$(18,665)	$(21,292)

10.         NET LOSS PER SHARE

Basic net loss per share is calculated using the weighted average number of common shares outstanding during the period.  Because the Company is in a net loss position, diluted earnings per share is calculated using the weighted average number of common shares outstanding and excludes the effects of 9.1 million and 8.7 million potential common shares as of June 30, 2005 and 2004, respectively, that are antidilutive.  Potential common shares include shares that could be issued if all convertible senior notes were converted into common stock, common stock subject to repurchase, common stock issuable under the Company’s 2000 Employee Stock Purchase Plan, and incremental shares of common stock issuable upon the exercise of outstanding stock options.  The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Numerator:
Net loss	$(9,041)	$(13,142)	$(18,373)	$(20,623)
Denominator:
Weighted average common shares outstanding	29,575	29,241	29,525	29,166
Weighted average unvested common shares subject to repurchase	—	(36)	(1)	(45)
Denominator for basic and diluted calculations	29,575	29,205	29,524	29,121
Basic and diluted net loss per share	$(0.31)	$(0.45)	$(0.62)	$(0.71)

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

The Company sells most of its products and services directly to customers in North America, Western Europe and Japan, and through distributors in other parts of Europe and Asia.  Revenue for geographic regions reported below is based upon the customers’ locations and excludes revenue from discontinued operations.  Following is a summary of the geographic information related to revenue from continuing operations for the three and six month periods ended June 30, 2005 and 2004 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenue
U.S.	$2,189	$3,854	$5,519	$9,155
Canada	576	68	909	375
Europe	2,491	1,945	4,008	5,334
Asia-Pacific	2,237	2,469	3,705	6,724
Total	$7,493	$8,336	$14,141	$21,588

During the three and six month periods ended June 30, 2005, sales to customers in Japan represented 27% and 25%, respectively, of revenue from continuing operations.  During both the three and six month periods ended June 30, 2004, sales to customers in Japan represented 28% of revenue from continuing operations.  No other country outside the U.S. accounted for 10% or more of total revenue from continuing operations during these periods.

Long-lived assets, primarily machinery and equipment, are reported based on the location of the assets.  Long-lived asset information by geographic area as of June 30, 2005 and December 31, 2004 is presented in the following table (in thousands):

	June 30, 2005	December 31, 2004
Long - lived assets
United States	$6,638	$7,308
Canada	53	111
Europe	768	958
Asia-Pacific	757	938
Total	$8,216	$9,315

12.         SUBSEQUENT EVENTS

Strategic Alliance Agreement

On July 22, 2005, the Company entered into a strategic alliance agreement with Quest Diagnostics Incorporated covering a three year period during which the parties will strive to develop and commercialize up to three diagnostic tests based on Ciphergen’s proprietary SELDI ProteinChip technology. Pursuant to the agreement, Quest Diagnostics will have the non-exclusive right to commercialize these tests on a worldwide basis, with exclusive commercialization rights in territories where Quest Diagnostics has a significant presence for up to five years post-launch.  Pursuant to the agreement, there is a supply agreement between the two parties and a royalty arrangement.  In addition, for an aggregate purchase price of $15 million, Quest Diagnostics has purchased 6.225 million shares of Ciphergen common stock, or approximately 17.4% of shares outstanding after the transaction, and a five-year warrant to purchase an additional 2.2 million shares for $3.50 per share.  Quest Diagnostics has also agreed to loan Ciphergen up to $10 million to fund certain development activities. This loan will be forgiven should Ciphergen achieve certain milestones, including the commercialization and FDA clearance of certain diagnostic tests.

Component Part Retrofit Initiated by a Supplier

In July 2005, the Company was notified by a supplier about a potential safety hazard in certain pumps used in some older model ProteinChip Systems.  This does not affect the Company’s current Series 4000 line.  The supplier is recommending a capacitor retrofit, but at this time it is not clear how much, if any, of the cost of such retrofits will be borne by the supplier.  The Company’s management is currently evaluating the situation with the supplier and with legal counsel, but does not have a sufficient basis upon which to estimate its potential cost, if any, for retrofitting the affected instruments.  When the Company is able to determine its potential cost for the retrofits, it will record an appropriate reserve.

Reduction in Force

In July 2005, the Company took actions, consisting principally of headcount reductions, to reduce our operating expenses.  These cost control measures involved most areas of the company and in particular our sales and marketing organization, but left our resources devoted to developing diagnostic products largely unaffected.  As a result, Ciphergen’s headcount is expected to decrease by approximately 20% by the end of the third quarter of 2005.  Substantially all related severance payments will be made before the end of the third quarter of 2005.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We have made statements under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Factors That May Affect Our Results” and in other sections of this Form 10-Q that are forward-looking statements for purposes of the safe harbor provisions under the Private Securities Litigation Reform Act of 1995.  We claim the protection of such safe harbor, and disclaim any intent or obligation to update any forward-looking statement.  You can identify these statements by forward-looking words such as “may”, “will”, “expect”, “intend”, “anticipate”, “believe”, “estimate”, “plan”, “could”, “should” and “continue” or similar words.  These forward-looking statements may also use different phrases.  We have based these forward-looking statements on our current expectations and projections about future events.  Examples of forward-looking statements include statements about projections of our future revenue, gross margin, expenses, results of operations and financial condition; anticipated deployment, capabilities and uses of our products and our product development activities and product innovations; the importance of proteomics as a major focus of biology research; the ability of our products to enable proteomics research; competition and consolidation in the markets in which we compete; existing and future collaborations and partnerships; our ability to operate and expand our Biomarker Discovery Center® laboratories and secure the commercial rights to biomarkers discovered at our Biomarker Discovery Center laboratories; the utility of biomarker discoveries and the effectiveness of our Biomarker Discovery Center laboratories; our plans to develop and commercialize diagnostic tests through our strategic alliance with Quest Diagnostics; our ability to comply with applicable government regulations; our ability to expand and protect our intellectual property portfolio; increasing the future sales volumes of consumables; increasing general and administrative costs; decreasing sales and marketing and research and development costs; anticipated future losses; potential expenses associated with a product retrofit; expected levels of capital expenditures; forgiveness of loan obligations to Quest Diagnostics; the rating of our convertible notes and the value of the related put options; the period of time for which our existing financial resources and interest income will be sufficient to enable us to maintain current and planned operations; foreign currency exchange rate fluctuations and our plans for mitigating foreign currency exchange risks; and the market risk of our investments.  These statements are subject to risks and uncertainties that could cause actual results to differ materially, including the risks set forth under the caption “Factors That May Affect Our Results” in this Form 10-Q and the similar factors and risks outlined in our other filings with the Securities and Exchange Commission (“SEC”).

OVERVIEW

We develop, manufacture and sell our ProteinChip® Systems, which use patented Surface Enhanced Laser Desorption/Ionization (“SELDI”) technology.  These systems consist of a ProteinChip Reader, ProteinChip Software and related accessories which are used in conjunction with our consumable ProteinChip Arrays.  We also offer consulting services, customer support services and training classes to further our customers’ success in using SELDI technology.  We market and sell our products primarily to research biologists in pharmaceutical and biotechnology companies, and academic and government research laboratories.  In 1997, we acquired IllumeSys Pacific, Inc., which holds specific rights to the SELDI technology for the life science research market.  Our first designed and manufactured system, the ProteinChip System, Series PBS I, was available for shipment in the third quarter of 1997.  In 1997, we also established a subsidiary in the U.K. and began direct selling in Europe.  During 1999, we initiated an expanded marketing program and in May began shipping the ProteinChip System, Series PBS II, which is now referred to as the ProteinChip Biology System.  In 1999, we also established a joint venture with Sumitomo Corporation to distribute our products in Japan.  During 2000, we began offering research services and established Biomarker Discovery Center laboratories in Fremont, California; Copenhagen, Denmark; and Malvern, Pennsylvania.

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

We have used our resources primarily to develop and expand our proprietary ProteinChip Systems and related consumables and to establish a marketing and sales organization for commercialization of our products.  We also used our funds to establish a joint venture to distribute our products in Japan and to increase our ownership in the joint venture to 100%.  In addition, we acquired the BioSepra process chromatography business in 2001, which we sold for a gain in 2004.  We have also used our resources to establish Biomarker Discovery Center laboratories to provide research services to our clients, to foster further adoption of our products and technology, and to discover biomarkers that we seek to patent for diagnostic and other purposes.  In early 2004, we increased our efforts to discover protein biomarkers and panels of biomarkers that can be developed into protein molecular diagnostic tests that improve patient care; to date, these efforts have not generated any revenue from diagnostic tests. Since our inception we have incurred significant losses and as of June 30, 2005, we had an accumulated deficit of $178.7 million.

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

Our expenses have consisted primarily of materials, contracted manufacturing services, labor and overhead costs to manufacture our ProteinChip Systems and ProteinChip Arrays and to provide customer services; marketing and sales activities; research and development programs; litigation; and general and administrative costs associated with our operations.  We expect our research and development expenses to decrease in 2005 relative to 2004 due to the transition of the ProteinChip System, Series 4000 into manufacturing and scaling back selected other projects, which has led to reduced research and development headcount as well as reduced use of outside contractors and services.  We anticipate that these decreases will be partly offset by increased efforts at our Biomarker Discovery Center laboratories to discover, validate and patent biomarkers that may have diagnostic and/or therapeutic utility.  We expect our selling expenses to decrease in 2005 relative to 2004 as a result of a smaller sales force and reduced marketing programs.  We expect our general and administrative expenses to increase slightly in 2005 relative to 2004 due to normal salary increases and additional legal fees related to the strategic alliance with Quest Diagnostics, partly offset by a decline in stock-based compensation expense associated with our initial public offering.  As a result, we expect to incur losses for at least the next year.  Our current level of revenue is insufficient for us to become profitable.  To become profitable, we will need to increase unit sales of our ProteinChip Systems and Arrays into the research and development market as well as begin achieving revenue from diagnostic tests.

We anticipate that our quarterly results of operations will fluctuate for the foreseeable future due to several factors, including market acceptance of current and new products, the length of the sales cycle and timing of significant orders, the timing and results of our research and development efforts, the introduction of new products by our competitors and possible patent or license issues.  Our limited operating history makes accurate prediction of future results of operations difficult.

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

In January 2005 and in July 2005, we took actions, consisting principally of headcount reductions, to reduce our operating expenses.  These cost control measures primarily involved our sales and marketing organization, leaving our resources devoted to developing diagnostic products largely unaffected.  At July 31, 2005, we had approximately 187 employees, consisting of 27 in manufacturing, 42 in research and development, 84 in sales and marketing, and 34 in administration.

In April 2005, we repaid Pall Corporation approximately $1.1 million in post-closing adjustments related to the sale of our BioSepra business, based on the final financial statements as of the closing date, as specified in the purchase agreement.  All but $67,000 of this amount was accrued at December 31, 2004.

On July 22, 2005, we entered into a strategic alliance agreement with Quest Diagnostics Incorporated covering a three year period during which the parties will strive to develop and commercialize up to three diagnostic tests based on Ciphergen’s proprietary SELDI ProteinChip technology. Pursuant to the agreement, Quest Diagnostics will have the non-exclusive right to commercialize these tests on a worldwide basis, with exclusive commercialization rights in territories where Quest Diagnostics has a significant presence for up to five years post-launch.  Pursuant to the agreement, there is a supply agreement between the two parties and a royalty arrangement.  In addition, for an aggregate purchase price of $15 million, Quest Diagnostics has purchased 6.225 million shares of Ciphergen common stock, or approximately 17.4% of shares outstanding after the transaction, and a five-year warrant to purchase an additional 2.2 million shares for $3.50 per share.   Quest Diagnostics has also agreed to loan Ciphergen up to $10 million to fund certain development activities. This loan will be forgiven based on Ciphergen’s achievement of certain milestones, including the commercialization and FDA clearance of certain diagnostic tests.

In July 2005, we were notified by a supplier about a potential safety hazard in certain pumps used in some older model ProteinChip Systems.  This does not affect our current Series 4000 line.  The supplier is recommending a capacitor retrofit, but at this time it is not clear how much, if any, of the cost of such retrofits will be borne by the supplier.  Our management is currently evaluating the situation with the supplier and with legal counsel, but does not have a sufficient basis upon which to estimate our potential cost, if any, for retrofitting the affected instruments.  When we are able to determine our potential cost for the retrofits, we will record an appropriate reserve.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2005 AND JUNE 30, 2004

PRODUCTS REVENUE.  Products revenue decreased to $5.4 million in the second quarter of 2005 from $6.2 million in the same period of 2004, a decrease of $722,000 or 12%.  The decrease was primarily the result of a 16% decrease in revenue from sales of our ProteinChip Systems, accessories and software.  This was largely due to a 10% decrease in unit sales of ProteinChip Systems, which we believe reflects a more competitive selling environment, reductions in our sales force, and more limited funding available to our academic prospects. In addition, average revenue per system sold declined approximately 7% comparing the second quarter of 2005 to the same period in 2004, due to lower list prices for the Series 4000 as well as increased discounting as a result of pricing pressure caused by generally lower funding currently available to academia, incentives we’ve offered to expedite orders, lower prices offered when customers trade in their older ProteinChip Systems for a new Series 4000, and the competitive environment.

Products revenue decreased to $9.9 million in the first six months of 2005 from $17.1 million in the same period of 2004, a decrease of $7.1 million or 42%.  The decrease was primarily the result of a 42% decrease in unit sales of ProteinChip Systems, which we believe reflects a more competitive selling environment, reductions in our sales force, and more limited funding available to our academic prospects.  In addition, we experienced a decrease of approximately 24% in average revenue per system sold which we believe was due to lower list prices for the Series 4000 as well as increased discounting as a result of pricing pressure caused by generally lower funding currently available to academia, incentives we’ve offered to expedite orders, lower prices offered when customers trade in their older ProteinChip Systems for a new Series 4000, and the competitive environment.

SERVICES REVENUE.  Services revenue decreased to $2.1 million in the second quarter of 2005 from $2.2 million in the same period of 2004, a decrease of $121,000 or 6%.  We believe this decrease was primarily due to a $212,000 decline in consulting and training revenues, reflecting fewer new product placements.  This was partly offset by increases of $64,000 and $27,000 in revenue from Biomarker Discovery Center projects and maintenance contracts, respectively.

Services revenue decreased to $4.2 million in the first six months of 2005 from $4.5 million in the same period of 2004, a decrease of $316,000 or 7%.  We believe the decrease resulted primarily from a $460,000 decline in Biomarker Discovery Center project revenue due to completing two large contracts early in 2004; during the comparable period in 2005 we redirected our selling efforts towards ProteinChip System sales and away from service projects, due in part to our desire to focus more of our Biomarker Discovery Center resources on research for our own account.  This was partly offset by an increase of $156,000 in revenue from maintenance contracts driven by growth in our installed base and increased efforts being made to obtain contract renewals.

We expect revenue in the third quarter of 2005 to be approximately $6.0 to $8.0 million.

COST OF PRODUCTS REVENUE.  Cost of products revenue decreased to $2.8 million in the second quarter of 2005 from $3.2 million in the same period of 2004, a decrease of $441,000 or 14%.  We believe the decrease resulted primarily from a decrease in unit sales of our ProteinChip Systems, accessories and software.  The gross margin for products revenue increased slightly to 49% in the second quarter of 2005, compared to 48% in the same period of 2004.  We believe this increase was partly due to the $804,000 provision made to our reserves for inventory obsolescence in the second quarter of 2004, largely in anticipation of the introduction of the new Series 4000 platform, thereby lowering the gross margin in the comparative period.   Provisions made to our inventory reserves in the comparable period in 2005 amounted to $156,000.  This was partly offset by the decrease in the average selling price of our new systems.  In the twelve months since launching the ProteinChip System, Series 4000, this new product accounted for 81% of our unit sales, with older model ProteinChip Systems and Tandem MS Interfaces accounting for 19%.  We have also been discounting our remaining stock of older models of our ProteinChip System.  In addition, approximately $388,000 of unabsorbed manufacturing overhead due to a decline in array production volumes adversely impacted the gross margin in the second quarter of 2005, compared to approximately $85,000 of unabsorbed manufacturing overhead in the comparable period in 2004.

Cost of products revenue decreased to $4.9 million in the first six months of 2005 from $6.3 million in the same period of 2004, a decrease of $1.4 million or 22%.  We believe the decrease resulted primarily from a decrease in unit sales of our ProteinChip Systems, accessories and software. The gross margin for products revenue decreased to 51% in the first six months of 2005, compared to 63% in the same period of 2004.  We believe this decline was due to the decrease in the average selling price for our new systems, as well as discounting the remaining stock of our older model ProteinChip Systems, and approximately $721,000 of unabsorbed manufacturing overhead due to a decline in array production volumes in the first six months of 2005, compared to approximately $222,000 of unabsorbed manufacturing overhead in the comparable period in 2004.  These were partly offset by the $804,000 provision made to our reserves for inventory obsolescence in the second quarter of 2004, largely in anticipation of the introduction of the new Series 4000 platform, thereby lowering the gross margin in the comparative period.

COST OF SERVICES REVENUE.  Cost of services revenue decreased to $1.0 million in the second quarter of 2005 from $1.1 million in the same period of 2004, a decrease of $76,000 or 7%.  The largest component of this decrease came from Biomarker Discovery Center contracts, whose costs typically vary based on the complexity and difficulty of the work being undertaken. The gross margin for services revenue increased to 51% in the second quarter of 2005, compared to 50% in the same period of 2004.  We believe this increase was mainly due to improved gross margins for Biomarker Discovery Center contracts in the second quarter of 2005, but partly offset by lower margins realized from our training classes.

Cost of services revenue remained flat at $2.0 million in the first six months of 2005 compared to the same period of 2004.  The gross margin for services revenue decreased to 52% in the first six months of 2005, compared to 56% in the same period of 2004.  The gross margin on Biomarker Discovery Center contracts improved, but this was offset by lower margins realized from our training classes and lower margins in field service which resulted primarily from higher net usage of parts for repairing instruments in the first six months of 2005.

RESEARCH AND DEVELOPMENT EXPENSES.  Research and development expenses decreased to $3.6 million in the second quarter of 2005 from $5.5 million in the same period of 2004, a decrease of $1.9 million or 34%.  We believe the decrease was largely due to completing the development of the ProteinChip System, Series 4000 in July 2004 and scaling back or canceling other research and development projects related to new instrumentation platforms. This resulted in decreases of $608,000 for materials and supplies used in the development of new products, $420,000 in consultant fees, and $129,000 in collaboration costs.  In addition, payroll and related expenses decreased approximately $703,000 as a result of a 35% reduction in research and development headcount, comparing June 30, 2005 to June 30, 2004.

Research and development expenses decreased to $7.1 million in the first six months of 2005 from $11.3 million in the same period of 2004, a decrease of $4.2 million or 37%.  We believe this decrease was primarily the result of completing the development of the ProteinChip System, Series 4000 in July 2004 and scaling back or canceling other research and development projects related to new instrumentation platforms. This resulted in decreases of $1.9 million for materials and supplies used in the development of new products, $696,000 in consultant fees, and $210,000 in collaboration costs.  In addition, payroll and related expenses decreased approximately $1.2 million as a result of a 35% reduction in research and development headcount, comparing June 30, 2005 to June 30, 2004.

We expect research and development expenses to decline in 2005 relative to 2004 due to having fewer research and development employees in 2005 as well as slowing or canceling selected early-stage research and development programs related to new instrumentation platforms as part of our efforts to control expenses, partially offset by an increase in our research and development activities associated with discovering biomarkers that could potentially be developed into diagnostic products.

SALES AND MARKETING EXPENSES.  Sales and marketing expenses decreased to $4.8 million in the second quarter of 2005 from $7.4 million in the same period of 2004, a decrease of $2.6 million or 35%.  We believe the decrease was largely due to a 33% decrease in headcount comparing June 30, 2005 to June 30, 2004, resulting in a decrease in payroll and related costs of approximately $1.3 million.  Also as a result of the decrease in staffing, travel expenses in sales and marketing declined approximately $692,000 and internal consumption of ProteinChip Arrays and other consumables for customer demonstrations and support decreased approximately $153,000.  Costs for trade shows, advertising and other marketing activities declined $420,000.  However, depreciation expense increased approximately $164,000, largely related to the addition of demonstration instruments following the introduction of the ProteinChip System, Series 4000.

Sales and marketing expenses decreased to $10.1 million in the first six months of 2005 from $13.3 million in the same period of 2004, a decrease of $3.2 million or 24%.  We believe this decrease was primarily the result of a 33% decrease in headcount comparing June 30, 2005 to June 30, 2004, resulting in a decrease in payroll and related costs of approximately $1.5 million.  Also as a result of the decrease in staffing, travel expenses in sales and marketing declined approximately $869,000 and internal consumption of ProteinChip Arrays and other consumables for customer demonstrations and support decreased approximately $221,000.  Costs for trade shows, advertising and other marketing activities declined $456,000.  However, depreciation expense increased approximately $326,000, largely related to the addition of demonstration instruments following the introduction of the ProteinChip System, Series 4000.

We expect sales and marketing expenses to decrease in 2005 relative to 2004 as a result of a smaller sales force and reduced associated selling expenses.

GENERAL AND ADMINISTRATIVE EXPENSES.  General and administrative expenses increased to $3.7 million in the second quarter of 2005 from $3.6 million of the same period of 2004, an increase of $188,000 or 5%.  We believe the increase was largely driven by increases of approximately $175,000 in consulting and outside service fees, mostly related to business development activities; $126,000 in legal fees, consisting of $279,000 related to the strategic alliance with Quest Diagnostics, partly offset by reductions in other legal fees primarily due to being more selective in patent activities; and $119,000 in payroll and related costs related to the hiring of senior-level employees related to our efforts to develop diagnostic products and for business development related to pharmaceutical customers.

These increases were partly offset by decreases of approximately $105,000 in the provision for bad debts, consistent with the decline in our accounts receivable, and $102,000 in stock-based compensation associated with our initial public offering.

General and administrative expenses remained flat at $7.2 million in the first six months of 2005 compared to the same period of 2004.  We believe this was composed of increases of approximately $381,000 in payroll and related costs related to the hiring of senior-level employees related to our efforts to develop diagnostic products and for business development related to pharmaceutical customers, partly offset by a net decline of 2 people (5%) in administrative headcount comparing June 30, 2005 to June 30, 2004; $264,000 in accrued accounting and audit fees; and $42,000 in consulting and outside service fees, consisting principally of $320,000 related to business development, largely offset by reductions in outside assistance with investor relations and recruiting. However, these increases were almost entirely offset by decreases of approximately $228,000 in stock-based compensation associated with our initial public offering; $218,000 in the provision for bad debts, consistent with the decline in our accounts receivable; $100,000 in travel; and $82,000 in legal fees, consisting of an increase of $291,000 in fees related to the strategic alliance with Quest Diagnostics, but more than offset by decreases in other legal fees primarily as a result of being more selective in patent activities.

We expect general and administrative expenses to increase slightly in 2005 relative to 2004 due to normal salary increases and additional legal fees related to the strategic alliance with Quest Diagnostics, partly offset by a decline in stock-based compensation associated with our initial public offering.

INTEREST AND OTHER INCOME (EXPENSE), NET. Interest income in the second quarter of 2005 was $172,000 compared to $128,000 in the same period of 2004.  Despite lower average investment balances in the second quarter of 2005 compared to the same period in 2004, interest income increased due to higher average interest rates in the second quarter of 2005 compared to the same period in 2004.  Interest expense in the second quarter of 2005 was $491,000 compared to $501,000 in the same period of 2004.  Interest expense in both periods consisted largely of interest accrued for our convertible senior notes, equipment-financing loan and capital leases.  Approximately $133,000 of the interest expense in the second quarters of 2005 and 2004 were non-cash, attributable to amortization of the beneficial conversion feature associated with the notes.  Other income (expense) in the second quarter of 2005 was a net expense of $216,000 compared to a net expense of $69,000 in the same period of 2004.  The net expense in the second quarter of 2005 resulted primarily from $93,000 for the amortization of the offering costs related to the convertible senior notes, realized foreign exchange losses of approximately $67,000 and losses on disposals of fixed assets of approximately $39,000.  The net expense in the second quarter of 2004 resulted primarily from the amortization of the offering costs related to the convertible senior notes.

Interest income in the first six months of 2005 was $354,000 compared to $295,000 in the same period of 2004.  Despite lower average investment balances in the first six months of 2005 compared to the same period in 2004, interest income increased due to higher average interest rates in the first six months of 2005 compared to the same period in 2004.  Interest expense of $1.0 million in the first six months of 2005 was approximately flat compared to the same period of 2004.  Interest expense in both periods consisted largely of interest accrued for our convertible senior notes, equipment-financing loan and capital leases.  Approximately $265,000 and $267,000 of the interest expense in the first six months of 2005 and 2004, respectively, were non-cash, attributable to amortization of the beneficial conversion feature associated with the notes.  Other income (expense) in the first six months of 2005 was a net expense of $317,000 compared to a net expense of $260,000 in the same period of 2004.  The net expense in the first six months of 2005 resulted primarily from $186,000 for the amortization of the offering costs related to the convertible senior notes, realized foreign exchange losses of approximately $122,000 and losses on disposals of fixed assets of approximately $97,000, partly offset by a recovery of approximately $119,000 related to a tax dispute concerning our foreign operations.  The net expense in the first six months of 2004 resulted primarily from the amortization of the offering costs related to the convertible senior notes.

INCOME TAX PROVISION (BENEFIT) FROM CONTINUING OPERATIONS.  The provision for income tax from continuing operations in the second quarter of 2005 was a benefit of $11,000, compared to a $140,000 expense in the same period of 2004.  The decrease in expense was primarily due to the lower projected income related to our Japanese subsidiary, Ciphergen Biosystems KK in 2005.

The provision for income tax from continuing operations in the first six months of 2005 was $139,000, compared to $192,000 in the same period of 2004.  The decrease was primarily due to lower projected income related to our Japanese subsidiary, Ciphergen Biosystems KK in 2005.

LOSS FROM SALE OF DISCONTINUED OPERATIONS, NET OF TAX.  During the second quarter of 2005, the gain on the sale of the BioSepra business in November 2004 was adjusted downward by $67,000 for a post-closing adjustment, in accordance with the Asset Purchase Agreement.

LIQUIDITY AND CAPITAL RESOURCES

From our inception through June 30, 2005, we have financed our operations principally with $197.9 million from the sales of products and services to customers and net proceeds from equity financings totaling approximately $145.8 million.  This includes net proceeds of $92.4 million from our initial public offering in September 2000 and net proceeds of $26.9 million from our Series E Preferred Stock financing in March 2000.  We received $28.1 million of net proceeds from the sale of 4.5% convertible senior notes on August 22, 2003.  These notes are due September 1, 2008.  We also received net proceeds of $27.0 million from the sale of our BioSepra business in November 2004.  Cash, cash equivalents and short-term investments at June 30, 2005 were $23.5 million, compared to $37.6 million at December 31, 2004.  Working capital at June 30, 2005 was $22.8 million, compared to $39.9 million at December 31, 2004.  The decrease in working capital was principally due to a $14.1 million decrease in cash and investments to fund our operating losses, and a $4.1 million decrease in accounts receivable, reflecting the decline in our revenue during the first six months of 2005.  Long-term debt and capital lease balances at June 30, 2005 totaled $29.1 million compared to $29.4 million at December 31, 2004.

Net cash used in operating activities was $11.1 million in the first six months of 2005 compared to $13.5 million in the same period of 2004.  Reductions in payroll expense of $2.7 million, other operating and manufacturing overhead expenditures of $4.9 million and inventory purchases of $2.9 million, comparing the first six months of 2005 to the same period of 2004, were partly offset by approximately $9.6 million less in collections from customers in the first six months of 2005 than in the comparable period of 2004, consistent with our declining revenue.  Interest expense and interest income did not significantly change comparing the first six months of 2005 to the first six months of 2004.  Interest expense in both periods consisted largely of interest accrued on our convertible senior notes, equipment-financing loan and capital leases.

Net cash used in investing activities was $2.8 million in the first six months of 2005 compared to net cash provided by investing activities of $3.3 million in the first six months of 2004.  Net cash used in investing activities in the first six months of 2005 consisted of net purchases of property and equipment of approximately $1.3 million, a payment of $1.1 million to Pall Corporation for post-closing adjustments related to the sale of our BioSepra business, and payments totaling $325,000 for a technology license related to our litigation which was settled in 2003.  Net cash provided by investing activities in the first six months of 2004 consisted largely of maturities of investment securities of $7.3 million, offset by net property and equipment purchases of $2.3 million, the acquisition of the remaining 30% ownership in Ciphergen Biosystems KK for $1.0 million, and payments totaling $498,000 for a technology license related to our litigation which was settled in 2003.  We anticipate capital expenditures of approximately $2 to $3 million in 2005.

Net cash used in financing activities was $58,000 in the first six months of 2005 compared to net cash provided by financing activities of $557,000 in the first six months of 2004.  Net cash used in financing activities in the first six months of 2005 was used primarily for debt repayments amounting to $573,000, largely offset by $314,000 received from the repayment of stockholder loans and $201,000 received from the issuance of common stock under our employee stock purchase plan.  Net cash provided by financing activities in the first six months of 2004 consisted of the issuance of common stock under our stock option plans of $828,000 and repayment of stockholder loans in the aggregate principal amount of $230,000, partly offset by repayments of an equipment financing loan of $325,000 and repayments of capital lease obligations of $176,000.

We believe that current cash resources, including funds received in July 2005 from Quest Diagnostics, will be sufficient to maintain our operations at least for the next 18 months.  We currently expect to fund liquidity needs as well as expenditures for capital requirements from a combination of available cash, proceeds from the alliance with Quest Diagnostics including forgiveness of loan obligations to Quest Diagnostics, sales of equity and/or debt, and the receipt of approximately $1.0 million plus accrued interest from the sale of our BioSepra business to Pall Corporation which is being held in an interest-bearing escrow account.  We will be required to raise additional capital at some point in the future, which might be achieved through a variety of sources, including securities issuances and collaborative arrangements.  If additional capital is raised through the issuance of equity or securities convertible into equity, our stockholders may experience dilution, and such securities may have rights, preferences or privileges senior to those of the holders of our common stock or the notes.  If we obtain additional funds through arrangements with collaborators or strategic partners, we may be required to relinquish our rights to certain technologies or products that we might otherwise seek to retain.  Additional financing may not be available to us on favorable terms, if at all.  If we are unable to obtain financing on acceptable terms, we may be unable to execute our business plan and we could be required to delay, reduce the scope of, or eliminate our operations and we may not be able to pay off the convertible senior notes if and when they come due.

The following summarizes Ciphergen’s contractual cash obligations at June 30, 2005 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Total	Less than 1 Year	1-3 Years	4-5 Years	Beyond 5 Years
Contractual cash obligations:
Capital lease obligations(1)	$76	$26	$44	$6	$—
Equipment financing loan(1)	740	740	—	—	—
Convertible senior notes(2)	30,000	—	—	30,000	—
Interest payable on convertible senior notes	4,388	1,350	2,700	338	—
Non-cancelable collaboration obligation(3)	228	228	—	—	—
Non-cancelable operating lease obligations	12,236	3,966	7,288	982	—
Purchase obligations(4)	657	657	—	—	—

Total contractual cash obligations	$48,325	$6,967	$10,032	$31,326	$—

(1)	Principal amounts, not including interest.

(2)	Excludes the beneficial conversion feature amounting to $2,677, less related amortization of $994.

(3)

We have made a commitment to fund a Biomarker Discovery Center laboratory at The Johns Hopkins University School of Medicine which totals $914 for the period December 2004 to November 2005, of which $228 was non-cancelable at June 30, 2005.

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

From our inception in December 1993 through June 30, 2005, we have generated cumulative revenue from continuing operations of approximately $162.0 million and have incurred net losses of approximately $178.7 million.  We have experienced significant operating losses each year since our inception and expect these losses to continue for at least the next several quarters.  For example, we experienced net losses of approximately $25.8 million in 2001, $29.1 million in 2002, $36.7 million in 2003, $19.8 million in 2004, and $18.4 million in the first six months of 2005.  Our losses have resulted principally from costs incurred in research and development, sales and marketing, litigation, and general and administrative costs associated with our operations.  These costs have exceeded our gross profit which, to date, has been generated principally from product sales.  We expect to incur additional operating losses and these losses may be substantial.  We may never achieve profitability.  Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

If we fail to successfully expand sales of our ProteinChip Systems, including the successful commercialization of the Series 4000, and develop new and improved applications for this platform, our revenue will not increase and we will not achieve profitability.

Our success depends on our ability to continue to expand commercial sales of our ProteinChip Systems and Arrays, and develop new and improved applications for this platform.  In particular, our success will depend on our success in marketing our next generation ProteinChip System, the Series 4000.  If this new system does not perform in accordance with market expectations, it is unlikely that we will be able to expand our sales.  We may encounter difficulties in developing new, higher performance products or producing our current proteomic systems on a timely basis, we may not be able to produce them economically, we may fail to achieve expected performance levels, or we may fail to gain industry acceptance of such products.

We may experience increased manufacturing costs or failure rates for our ProteinChip Systems and Arrays that are higher than we anticipated, particularly for newer products that have been introduced, such as the ProteinChip System, Series 4000.

Our products and the components used in our products are based on complex technologies and we are currently in the process of developing new versions of certain products.  We may not be able to cost effectively manufacture such new products.  In addition, it is difficult to predict the failure rate of new products, such as the ProteinChip System, Series 4000.  If our manufacturing costs are higher than anticipated or if the failure rates for our products are higher than anticipated, resulting in increased warranty claims and increased costs associated with servicing those claims, our gross profit will decrease.  We may also incur additional costs associated with a planned product retrofit initiated by one of our suppliers for a pump used in older model ProteinChip Systems.

We may not succeed in developing diagnostic products and even if we do succeed in developing diagnostic products, they may never achieve significant commercial market acceptance.

There is considerable risk in developing diagnostic products based on our biomarker discovery efforts; potential tests may fail to validate results in larger clinical studies and may not achieve acceptable levels of clinical sensitivity and specificity.  If we do succeed in developing diagnostic tests with acceptable performance characteristics, we may not succeed in achieving significant commercial market acceptance for those tests.  Our ability to successfully commercialize diagnostic products that we may develop, such as tests, kits and devices, will depend on several factors, including:

•                                          our ability to convince the medical community of the safety and clinical efficacy of our products and their advantages over existing diagnostic products;

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

These factors present obstacles to significant commercial acceptance of our potential diagnostic products, which we will have to spend substantial time and money to overcome, if we can do so at all.  Our inability to successfully do so would prevent us from generating additional revenue from diagnostic products and we could be unable to develop a profitable business.

Our ability to commercialize our potential diagnostic tests is heavily dependent on our strategic alliance with Quest Diagnostics.

On July 22, 2005, Ciphergen and Quest Diagnostics entered into a strategic alliance which will focus on commercializing up to three assays chosen from Ciphergen’s pipeline over the next three years.  If this strategic alliance does not continue for its full term or if Quest Diagnostics fails to proceed to diligently commercialize potential diagnostics tests, our efforts to commercialize our potential diagnostic tests would be seriously harmed.  If we elect to increase our expenditures to fund diagnostic development programs or research programs on our own, we will need to obtain additional capital, which may not be available on acceptable terms, or at all.

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

The technologies we use for our ProteinChip Systems and related product offerings are new and complex technologies, which are subject to change as new discoveries are made.  New discoveries and further progress in our field are essential if we are to maintain and expand the adoption of our product offerings.  Development of these technologies remains a substantial risk to us due to various factors including the scientific challenges involved, our ability to find and collaborate with others working in our field, and competing technologies, which may prove more successful than ours.  In addition, we have reduced our research and development headcount and expenditures, which may adversely affect our ability to further develop our technology.

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

We currently believe that current cash resources, including funds received in July 2005 from Quest Diagnostics, will be sufficient to meet our anticipated financial needs at least for the next 18 months.  However, we may need to raise additional capital sooner in order to develop new or enhanced products or services, increase our efforts to discover biomarkers and develop them into diagnostic products, or acquire complementary products, businesses or technologies. If we are unable to obtain financing, or to obtain it on acceptable terms, we may be unable to successfully execute our business plan.

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

We are highly dependent on our executive officers, senior scientists, engineers and sales people.  In certain countries, a few key individuals are important to our local success.  Our product development and marketing efforts could be delayed or curtailed if we lose the services of any of these people.  To expand our research, product development and sales efforts, we need people skilled in areas such as bioinformatics, biochemistry, information services, manufacturing, sales, marketing and technical support.  Competition for qualified employees is intense.  We will not be able to expand our business if we are unable to hire, train and retain a sufficient number of qualified employees.  During 2004 and 2005, we took steps to reduce our headcount and our voluntary employee turnover has increased from historic levels.  In addition, the FASB has announced changes to generally accepted accounting principles in the U.S. that may require us to change the manner in which we compensate our employees, which could considerably impact our ability to recruit and retain qualified employees.

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

Our commercial success depends on our ability to maintain our sublicenses to the SELDI technology.  In 2002, 2003, 2004 and the first six months of 2005, all of our revenue from continuing operations was derived from SELDI-based products within the scope of the Baylor SELDI patents.  Pursuant to the settlement of the litigation between Ciphergen, Molecular Analytical Systems (“MAS”), LumiCyte and T. William Hutchens, MAS cannot terminate Ciphergen’s rights under the sublicenses.  However, Baylor College of Medicine has the right to terminate its license with MAS in case of material breach by MAS.  If the agreements between Baylor College of Medicine and MAS were terminated and we were unable to obtain a license to these rights from Baylor College of Medicine, we would be precluded from selling any SELDI-based products within the scope of the Baylor SELDI patents, we would no longer generate revenue from the sale of these products and we would have to revise our business direction and strategy.

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

One aspect of our business plan is to develop diagnostic tests based on certain biomarkers which we have the right to utilize through licenses with our academic collaborators, such as The Johns Hopkins School of Medicine and Eastern Virginia Medical School.  In some cases, our collaborators own the entire right to the biomarkers.  In other cases we co-own the biomarkers with our collaborator.  If, for some reason, we lose our license to biomarkers owned entirely by our collaborators, we may not be able to use those biomarkers in diagnostic tests.  If we lose our exclusive license to biomarkers co-owned by us and our collaborators, our collaborators may license their share of the intellectual property to a third party that may compete with us in offering the diagnostic test.

If we draw funds from the $10,000,000 secured line of credit with Quest Diagnostics and fail to achieve the loan forgiveness milestones set forth therein, we will be responsible for full repayment of the loan.

In connection with the strategic alliance with Quest Diagnostics, Quest Diagnostics agreed to provide us with a $10,000,000 secured line of credit.  Funds from this secured line of credit will only be used to pay certain costs and expenses directly related to the strategic alliance, with forgiveness of the repayment obligations based upon our achievement of milestones related to the commercialization of laboratory tests and FDA clearance for such tests.  Should we fail to achieve these milestones, we would be responsible for the repayment of disbursements made under the line of credit, with interest.

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

Our success also depends on avoiding infringing on the proprietary technologies of others.  We are aware of third parties whose business involves the use of mass spectrometry and other technologies for the analysis of proteins and DNA, and third parties whose business involves providing diagnostic tests.  Certain of these parties have brought their patents to our attention.  If these parties assert claims that we are violating their patents, we may incur substantial costs defending ourselves in lawsuits against charges of patent infringement or other unlawful use of another’s proprietary technology.  Any such lawsuit may not be decided in our favor, and if we are found liable, we may be subject to monetary damages or injunction against using their technology.  We may also be required to obtain licenses under their patents and such licenses may not be available on commercially reasonable terms, if at all.

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

Currently, the FDA does not actively regulate clinical laboratory tests, or “home brews”, that have been developed and used by the laboratory to conduct in-house testing. The FDA does regulate as medical devices the “active ingredients” (known as “analyte specific reagents” or “ASRs”) of certain tests developed in-house by clinical laboratories.  The FDA’s regulations provide that most ASRs are exempt from the FDA’s pre-market review requirements.  We believe that ASRs that we may provide will fall within those exemptions. However, the FDA has publicly stated it is reevaluating its ASR policy and regulations, and we expect that revisions to these regulations may be implemented in the future that may have the effect of increasing the regulatory burden on manufacturers of these devices.  The commercialization of our products and services could be impacted by being delayed, halted or prevented.  If the FDA were to view any of our actions as non-compliant, it could initiate enforcement action such as a regulatory warning letter and possible imposition of penalties.  Finally, ASRs that we may provide will be subject to a number of FDA requirements, including compliance with the FDA’s Quality System Regulations (“QSRs”), which establish extensive regulations for quality assurance and control as well as manufacturing procedures.  Failure to comply with these regulations could result in enforcement action for us or our potential partners.  Adverse FDA action in any of these areas could significantly increase our expenses and limit our revenue and profitability.  Although we are ISO 9001:2000 certified in our ProteinChip manufacturing processes, we will need to undertake additional steps to bring our operations in line with FDA QSR requirements.  Significant additional resources will be required to achieve this quality level.  If we are successful in entering the diagnostics market, our manufacturing facilities will be subject to periodic regulatory inspections by the FDA and other federal and state regulatory agencies.  We have not yet been subject to an FDA inspection.  We may not satisfy such regulatory requirements, and any such failure to do so would have an adverse effect on our diagnostics efforts.

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

We are subject to various international, federal, state and local environmental laws and regulations that govern our operations, including the handling and disposal of nonhazardous and hazardous wastes, the recycling and treatment of electrical and electronic equipment, and emissions and discharges into the environment.  Failure to comply with such laws and regulations could result in costs for corrective action, penalties or the imposition of other liabilities.  We also are subject to laws and regulations that impose liability and clean-up responsibility for releases of hazardous substances into the environment.  Under certain of these laws and regulations, a current or previous owner or operator of property may be liable for the costs of remediating hazardous substances or petroleum products on or from its property, without regard to whether the owner or operator knew of, or caused, the contamination, as well as incur liability to third parties impacted by such contamination.  The presence of, or failure to remediate properly, such substances could adversely affect the value and the ability to transfer or encumber such property.  Based on currently available information, although there can be no assurance, we believe that such costs and liabilities have not had and will not have a material adverse impact on our financial results.

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

Future sales of substantial amounts of our common stock in the public market, or the perception that such sales are likely to occur, could affect prevailing trading prices of our common stock and the value of the notes.  As of June 30, 2005, we had:

•                                          29,631,428 shares of common stock outstanding;

•                                          5,759,361 shares of common stock reserved for issuance upon exercise of options outstanding under our stock option plans with a weighted average exercise price of $5.30 per share;

•                                          in addition to the shares reserved for issuance upon the exercise of options referred to in the preceding bullet point, 1,212,076 shares reserved for future issuance under our stock option and employee stock purchase plans; and

•                                          96,750 shares of common stock potentially issuable to Stanford Research Systems, Inc. under a development contract if certain milestones are met.

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

INTEREST RATE SENSITIVITY

As of June 30, 2005, our only investment was a fixed rate annuity with a fair value of $2.2 million due to mature on February 28, 2006, with an option to renew for one year at an estimated interest rate of 3.0% per annum.  With the exception of the investment in this annuity, we believe that, in the near-term, we will maintain our available funds in short-term, highly liquid securities with original maturities of 90 days or less, and money market accounts.

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

The accounts of all other non-U.S. operations are remeasured to the U.S. dollar, which is the functional currency. Accordingly, all monetary assets and liabilities of these foreign operations are translated into U.S. dollars at current period-end exchange rates, and non-monetary assets and related elements of expense are translated using historical rates of exchange. Income and expense elements are translated to U.S. dollars using average exchange rates in effect during the period. Gains and losses from the foreign currency transactions of these subsidiaries are recorded as other income or expense in the statement of operations.

The net tangible assets of our non-U.S. operations, excluding intercompany debt, were $4.8 million at June 30, 2005.

In 2004 we entered into foreign currency contracts to manage the volatility of currency fluctuations as a result of an intercompany loan of approximately $1.0 million, denominated in yen, to our subsidiary in Japan. The effect of exchange rate changes on the forward exchange contracts largely offset the effect of exchange rate changes on the intercompany loan. Net realized foreign currency gains and losses related to foreign currency forward contracts were not material for the three and six month periods ended June 30, 2004. As of January 1, 2005, there were no forward contracts outstanding and during the three and six month periods ended June 30, 2005, there were no transactions related to forward contracts.  Although we will continue to monitor our exposure to currency fluctuations, we cannot provide assurance that exchange rate fluctuations will not harm our business in the future.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2005, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, Ciphergen’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that Ciphergen’s disclosure controls and procedures (as defined in Rules 13(a) — 15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) were effective in ensuring that information required to be disclosed by Ciphergen in this report and in other reports it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of Stockholders was held on June 8, 2005 in Fremont, California.  Of the 29,475,663 shares outstanding as of the record date, April 11, 2005, 24,133,746 were present or represented by proxy at the meeting.  The results of the voting on the matters submitted to the stockholders were as follows:

1.                                       To elect two (2) Class II directors to serve until the 2008 Annual Meeting of Stockholders and until their successors are duly elected and qualified.

Name	Votes For	Votes Withheld
Rajen K. Dalal	23,893,406	240,340
John A. Young	23,567,050	566,696

2.                                       To ratify the selection of PricewaterhouseCoopers LLP as the independent registered public accounting firm of the Company for the fiscal year ending December 31, 2005.

Votes for:	23,834,297
Votes against:	188,407
Votes abstaining:	111,042

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

August 9, 2005

CIPHERGEN BIOSYSTEMS, INC.

(Registrant)

/s/ William E. Rich
William E. Rich
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