Form 10-Q/A
period 2005-06-30
CIPHERGEN BIOSYSTEMS INC
filed 2005-12-21
CIK 926617

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

Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.

Yes  ☐  No  ☒

Number of shares of common stock, $0.001 par value, outstanding as of November 30, 2005:  35,998,881

CIPHERGEN BIOSYSTEMS, INC.

INDEX FOR FORM 10-Q/A

FOR THE QUARTER ENDED JUNE 30, 2005

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

Unaudited Condensed Consolidated Balance Sheets as of June 30, 2005 and December 31, 2004

Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2005 and June 30, 2004

Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2005 and June 30, 2004

Notes to Condensed Consolidated Financial Statements (Unaudited)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits

SIGNATURES

EXHIBIT INDEX

Ciphergen, ProteinChip and Biomarker Discovery Center are registered trademarks of Ciphergen Biosystems, Inc.

INTRODUCTORY NOTE

The Audit Committee of our Board of Directors recently completed an investigation focused on our revenue recognition in connection with certain sales transactions. Upon completion of this investigation, we concluded that it was necessary to restate certain financial data for the three and six month periods ended June 30, 2005 in order to recognize revenue for these sales transactions on a basis consistent with our revenue recognition policies.

We are today filing an amended Form 10-Q to restate our financial results with respect to the quarterly period ended June 30, 2005. We are also filing our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, which was delayed during the investigation of the issues surrounding this financial restatement.

Generally, no attempt has been made in this Form 10-Q/A to modify or update other disclosures presented in the original report on Form 10-Q except as required to reflect the effects of the restatement. This Form 10-Q/A generally does not reflect events occurring after the filing of the original Form 10-Q or modify or update those disclosures affected by subsequent events. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-Q. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-Q, including any amendments to those filings. The following items have been amended as a result of the restatement:

•      Part I, Item 1, Financial Information, has been revised to reflect the restatement;

•      Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, has been revised to reflect the restatement; and

•      Part I, Item 4, Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer have also reissued their certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act.

We are restating our financial results for the three and six month periods ended June 30, 2005 to conform to our revenue recognition policies.  As a result of the restatement, total revenues have decreased by $552,000 for the quarter ended June 30, 2005 and for the six months ended June 30, 2005; net loss has increased by $354,000 for the quarter ended June 30, 2005 and for the six months ended June 30, 2005; and basic and diluted net loss per share has increased $0.01 for the quarter ended June 30, 2005 and for the six months ended June 30, 2005.

None of the adjustments resulting from the restatement has any impact on cash balances for any period. However, our unaudited condensed consolidated statement of cash flows and balance sheet have been restated to reflect the restated net loss and revisions to certain balance sheet accounts. There were no other changes to the cash flows statement.

Additional detail regarding the restatement is discussed below in note 1 of our Unaudited Condensed Consolidated Financial Statements.  This amendment incorporates certain revisions to historical financial data and related commentary, but is not intended to update other information presented in this Quarterly Report as originally filed, except where specifically noted.

ITEM 1.  FINANCIAL STATEMENTS

CIPHERGEN BIOSYSTEMS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30, 2005 (Restated)	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$21,256	$35,392
Short-term investments	2,206	2,175
Accounts receivable, net of allowance for doubtful accounts of $275 and $247, respectively	6,134	10,811
Notes receivable from related parties	12	126
Prepaid expenses and other current assets	1,502	1,847
Inventories	6,696	6,919

Total current assets	37,806	57,270

Property, plant and equipment, net	8,216	9,315
Goodwill	2,529	2,529
Other intangible assets, net	2,760	3,040
Other long-term assets	2,056	2,223

Total assets	$53,367	$74,377

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,593	$3,369
Accrued liabilities	6,197	7,499
Deferred revenue	4,801	5,529
Current portion of capital lease obligations	26	16
Current portion of long-term debt	740	925

Total current liabilities	15,357	17,338

Deferred revenue	676	855
Capital lease obligations, net of current portion	50	28
Long-term debt, net of current portion	—	377
Convertible senior notes, net of discount	28,317	28,051
Other long-term liabilities	756	1,013

Total liabilities	45,156	47,662

Stockholders’ equity:
Common stock	30	29
Additional paid-in capital	187,334	187,133
Notes receivable from stockholders	(36)	(349)
Accumulated other comprehensive income (loss)	(29)	263
Accumulated deficit	(179,088)	(160,361)

Total stockholders’ equity	8,211	26,715

Total liabilities and stockholders’ equity	$53,367	$74,377

See notes to unaudited condensed consolidated financial statements.

CIPHERGEN BIOSYSTEMS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005 (Restated)	2004	2005 (Restated)	2004
Revenue:
Products	$4,886	$6,160	$9,367	$17,050
Services	2,055	2,176	4,222	4,538

Total revenue	6,941	8,336	13,589	21,588

Cost of revenue:
Products	2,570	3,211	4,682	6,279
Services	1,013	1,089	2,036	1,991

Total cost of revenue	3,583	4,300	6,718	8,270

Gross profit	3,358	4,036	6,871	13,318

Operating expenses:
Research and development	3,626	5,535	7,133	11,292
Sales and marketing	4,792	7,361	10,065	13,297
General and administrative	3,742	3,554	7,246	7,229

Total operating expenses	12,160	16,450	24,444	31,818

Loss from operations	(8,802)	(12,414)	(17,573)	(18,500)

Interest and other income (expense), net	(537)	(442)	(948)	(969)

Loss from continuing operations before income taxes	(9,339)	(12,856)	(18,521)	(19,469)

Income tax provision (benefit) from continuing operations	(11)	140	139	192

Net loss from continuing operations	(9,328)	(12,996)	(18,660)	(19,661)

Discontinued operations:
Loss from discontinued operations, net of tax	—	(146)	—	(962)
Loss from sale of discontinued operations, net of tax	(67)	—	(67)	—

Net loss from discontinued operations	(67)	(146)	(67)	(962)

Net loss	$(9,395)	$(13,142)	$(18,727)	$(20,623)

Net loss per share, basic and diluted:
Net loss per share from continuing operations	$(0.32)	$(0.45)	$(0.63)	$(0.68)
Net loss per share from discontinued operations	(0.00)	(0.00)	(0.00)	(0.03)

Net loss per share	$(0.32)	$(0.45)	$(0.63)	$(0.71)

Shares used in computing basic and diluted net loss per share	29,575	29,205	29,524	29,121

See notes to unaudited condensed consolidated financial statements.

CIPHERGEN BIOSYSTEMS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2005 (Restated)	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(18,727)	$(20,623)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,895	3,546
Stock-based compensation expense	—	360
Amortization of debt discount associated with beneficial conversion feature of convertible senior notes	265	267
Accrued investment income	(31)	(32)
Interest accrued on notes receivable from related parties	(6)	(41)
Gain from sale of BioSepra business	67	—
Changes in operating assets and liabilities:
Accounts receivable, net	4,557	5,920
Prepaid expenses and other current assets	449	(577)
Inventories	278	(1,564)
Other long-term assets	140	169
Accounts payable and accrued liabilities	9	(924)
Deferred revenue	(885)	(357)
Other long-term liabilities	(107)	368

Net cash used in operating activities	(11,096)	(13,488)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment, net	(1,322)	(2,903)
Proceeds from capital lease financing to reimburse previous cash outlays to purchase facility improvements	—	601
Maturities of marketable securities	—	7,280
Cash paid for license related to litigation settlement	(325)	(498)
Cash paid for post-closing adjustment related to sale of BioSepra business	(1,111)	—
Increase to goodwill from BioSepra acquisition due to income tax settlement	—	(203)
Purchase of Ciphergen Biosystems KK common stock	—	(1,000)

Net cash provided by (used in) investing activities	(2,758)	3,277

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	201	828
Repayments of notes receivable from stockholders	314	230
Principal payments on capital lease obligations	(12)	(176)
Repayments of long-term debt	(561)	(325)

Net cash provided by (used in) financing activities	(58)	557

Effect of exchange rate changes	(224)	(433)

Net decrease in cash and cash equivalents	(14,136)	(10,087)
Cash and cash equivalents, beginning of period	35,392	32,853

Cash and cash equivalents, end of period	$21,256	$22,766

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Reductions in deferred stock-based compensation	$—	$(40)
Transfer of fixed assets to inventory	126	326
Acquisition of property and equipment under capital leases	48	21

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

Restatement

On November 7, 2005, the Company announced that the Audit Committee (the “Committee”) of the Board of Directors was, with the assistance of independent investigators, conducting an investigation primarily regarding the recognition of revenue in connection with certain sales transactions.  On November 16, 2005, the Company announced its intent to restate its financial results for the three and six month periods ended June 30, 2005, after determining that certain transactions during the second quarter of 2005 involved undisclosed provisions in violation of the Company's revenue recognition policies.  Specifically;

(a) Two transactions involving customer orders for ProteinChip Systems, one for $44,000 and another for $248,000, were contingent upon the occurrence of a future event outside the control of the Company.  For these two transactions, the earnings process was completed in the third and fourth quarters of 2005, respectively.

(b) One customer order for a ProteinChip System in the amount of $204,000 should not have been recorded as revenue due to collection not being reasonably assured.  Revenue on this transaction will not be recognized.  The Company has reached an agreement to take back the ProteinChip System from the customer.

(c) Two separate customer orders involved undisclosed credits for other goods and services totalling $15,000.  Recognition of the revenue attributable to these items will be deferred until the delivery of the goods and services to the customer.

(d) One sale involving $38,000 of ProteinChip Arrays included an undisclosed right of exchange.  Recognition of the revenue will be deferred until the right of exchange no longer exists.

(e) Lastly, it was discovered that one accessory with a price of $3,150 was shipped to a customer separately from the rest of the order shortly after the end of the quarter and thus the portion of the revenue attributable to this accessory should have been recorded in the third quarter rather than the second quarter.

Consequently, for the three and six month periods ended June 30, 2005, total revenue decreased $552,000, net loss increased by $354,000, and basic and diluted net loss per share increased $0.01, each as compared to the amounts previously reported by the Company on its Form 10-Q filed on August 9, 2005.  The principal effects of these adjustments on the accompanying condensed consolidated financial statements are as follows (in thousands except per share amounts):

Unaudited Condensed Consolidated Balance Sheet:

	June 30, 2005
	As Previously Reported	As Restated
Accounts receivable, net	$6,746	$6,134
Prepaid expenses and other current assets	1,462	1,502
Inventories	6,542	6,696
Total current assets	38,224	37,806
Total assets	53,785	53,367
Deferred revenue	4,865	4,801
Total current liabilities	15,421	15,357
Total liabilities	45,220	45,156
Accumulated deficit	(178,734)	(179,088)
Total stockholders’ equity	8,565	8,211
Total liabilities and stockholders’ equity	53,785	53,367

Unaudited Condensed Consolidated Statements of Operations:

	Three Months Ended June 30, 2005		Six Months Ended June 30, 2005
	As Previously Reported	As Restated	As Previously Reported	As Restated

Revenue-products	$5,438	$4,886	$9,919	$9,367
Total revenue	7,493	6,941	14,141	13,589
Cost of revenue-products	2,770	2,570	4,882	4,682
Total cost of revenue	3,783	3,583	6,918	6,718
Gross profit	3,710	3,358	7,223	6,871
Net loss	(9,041)	(9,395)	(18,373)	(18,727)
Net loss per share, basic and diluted	(0.31)	(0.32)	(0.62)	(0.63)

The restatement had no effect on the Company’s net cash used in operating activities.

Liquidity

From its inception through June 30, 2005, the Company has financed its operations principally with $197.4 million (as restated) from the sales of products and services to customers and net proceeds from equity financings totaling approximately $145.8 million. Ciphergen received $28.1 million of net proceeds from the sale of 4.5% convertible senior notes on August 22, 2003. These notes are due September 1, 2008.  The Company also received $27.0 million from the sale of its BioSepra business in November 2004.  The Company has incurred significant net losses and negative cash flows from operations since inception. At June 30, 2005, the Company had an accumulated deficit of $179.1 million (as restated).

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

3.               INVENTORIES

Inventories consisted of the following (in thousands):

	June 30, 2005 (Restated)	December 31, 2004
Raw materials	$2,186	$2,822
Work in process	1,510	1,400
Finished goods	3,000	2,697
	$6,696	$6,919

4.               GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets consisted of the following (in thousands):

	June 30, 2005			December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Total	Gross Carrying Amount	Accumulated Amortization	Total
Non-amortizing:
Goodwill	$2,529	$—	$2,529	$2,529	$—	$2,529
Amortizing:
Acquired license related to litigation settlement	5,481	2,721	2,760	5,156	2,116	3,040
	$8,010	$2,721	$5,289	$7,685	$2,116	$5,569

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

Changes in product warranty obligations, including separately priced maintenance obligations, were as follows (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
		2005 (Restated)	2004	2005 (Restated)	2004
Balance at the beginning of period		$3,439	$3,593	$3,778	$3,442
Add:	Costs incurred for maintenance contracts	680	719	1,386	1,208
	Revenue deferred for separately priced maintenance contracts	1,252	1,184	2,231	2,524
Less:	Settlements made under maintenance contracts	(680)	(719)	(1,386)	(1,208)
	Revenue recognized for separately priced maintenance contracts	(1,271)	(1,244)	(2,589)	(2,433)
Balance at end of period		$3,420	$3,533	$3,420	$3,533

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

Had compensation expense for options granted to employees, officers and directors been determined based on fair value at the grant date, the Company’s net loss per share would have increased to the pro forma amounts indicated below (in thousands, except per share amounts):

		Three Months Ended June 30,		Six Months Ended June 30,
		2005 (Restated)	2004	2005 (Restated)	2004
Net loss as reported		$(9,395)	$(13,142)	$(18,727)	$(20,623)
Add:	Employee stock-based compensation expense in reported net loss, net of tax	—	157	—	373
Less:	Employee stock-based compensation expense determined under the fair value method, net of tax	(819)	(1,328)	(1,882)	(2,355)
Pro forma net loss		$(10,214)	$(14,313)	$(20,609)	$(22,605)

Basic and diluted net loss per share:
As reported		$(0.32)	$(0.45)	$(0.63)	$(0.71)
Pro forma		$(0.35)	$(0.49)	$(0.70)	$(0.78)

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

9.               COMPREHENSIVE LOSS

Comprehensive loss consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005 (Restated)	2004	2005 (Restated)	2004
Net loss	$(9,395)	$(13,142)	$(18,727)	$(20,623)
Other comprehensive income (loss):
Net change in unrealized gains/losses on investments	—	(7)	—	—
Currency translation losses	(48)	(69)	(292)	(669)
Other comprehensive loss	(48)	(76)	(292)	(669)
Total comprehensive loss	$(9,443)	$(13,218)	$(19,019)	$(21,292)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005 (Restated)	2004	2005 (Restated)	2004
Numerator:
Net loss	$(9,395)	$(13,142)	$(18,727)	$(20,623)
Denominator:
Weighted average common shares outstanding	29,575	29,241	29,525	29,166
Weighted average unvested common shares subject to repurchase	—	(36)	(1)	(45)
Denominator for basic and diluted calculations	29,575	29,205	29,524	29,121
Basic and diluted net loss per share	$(0.32)	$(0.45)	$(0.63)	$(0.71)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005 (Restated)	2004	2005 (Restated)	2004
Revenue
U.S.	$1,923	$3,854	$5,253	$9,155
Canada	290	68	623	375
Europe	2,491	1,945	4,008	5,334
Asia-Pacific	2,237	2,469	3,705	6,724
Total	$6,941	$8,336	$13,589	$21,588

During the three and six month periods ended June 30, 2005, sales to customers in Japan represented 30% and 26%, respectively, of revenue from continuing operations.  During both the three and six month periods ended June 30, 2004, sales to customers in Japan represented 28% of revenue from continuing operations.  No other country outside the U.S. accounted for 10% or more of total revenue from continuing operations during these periods.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We have made statements under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Factors That May Affect Our Results” and in other sections of this Form 10-Q that are forward-looking statements for purposes of the safe harbor provisions under the Private Securities Litigation Reform Act of 1995.  We claim the protection of such safe harbor, and disclaim any intent or obligation to update any forward-looking statement.  You can identify these statements by forward-looking words such as “may”, “will”, “expect”, “intend”, “anticipate”, “believe”, “estimate”, “plan”, “could”, “should” and “continue” or similar words.  These forward-looking statements may also use different phrases.  We have based these forward-looking statements on our current expectations and projections about future events.  Examples of forward-looking statements include statements about expected timing of the recognition of revenue, projections of our future revenue, gross margin, expenses, results of operations and financial condition; anticipated deployment, capabilities and uses of our products and our product development activities and product innovations; the importance of proteomics as a major focus of biology research; the ability of our products to enable proteomics research; competition and consolidation in the markets in which we compete; existing and future collaborations and partnerships; our ability to operate and expand our Biomarker Discovery Center® laboratories and secure the commercial rights to biomarkers discovered at our Biomarker Discovery Center laboratories; the utility of biomarker discoveries and the effectiveness of our Biomarker Discovery Center laboratories; our plans to develop and commercialize diagnostic tests through our strategic alliance with Quest Diagnostics; our ability to comply with applicable government regulations; our ability to expand and protect our intellectual property portfolio; increasing the future sales volumes of consumables; increasing general and administrative costs; decreasing sales and marketing and research and development costs; anticipated future losses; potential expenses associated with a product retrofit; expected levels of capital expenditures; forgiveness of loan obligations to Quest Diagnostics; the rating of our convertible notes and the value of the related put options; the period of time for which our existing financial resources and interest income will be sufficient to enable us to maintain current and planned operations; foreign currency exchange rate fluctuations and our plans for mitigating foreign currency exchange risks; and the market risk of our investments.  These statements are subject to risks and uncertainties that could cause actual results to differ materially, including the risks set forth under the caption “Factors That May Affect Our Results” in this Form 10-Q and the similar factors and risks outlined in our other filings with the Securities and Exchange Commission (“SEC”).

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

We have used our resources primarily to develop and expand our proprietary ProteinChip Systems and related consumables and to establish a marketing and sales organization for commercialization of our products.  We also used our funds to establish a joint venture to distribute our products in Japan and to increase our ownership in the joint venture to 100%.  In addition, we acquired the

BioSepra process chromatography business in 2001, which we sold for a gain in 2004.  We have also used our resources to establish Biomarker Discovery Center laboratories to provide research services to our clients, to foster further adoption of our products and technology, and to discover biomarkers that we seek to patent for diagnostic and other purposes.  In early 2004, we increased our efforts to discover protein biomarkers and panels of biomarkers that can be developed into protein molecular diagnostic tests that improve patient care; to date, these efforts have not generated any revenue from diagnostic tests. Since our inception we have incurred significant losses and as of June 30, 2005, we had an accumulated deficit of $179.1 million.

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

RESTATEMENT

On November 7, 2005, we announced that the Audit Committee (the “Committee”) of the Board of Directors was, with the assistance of independent investigators, conducting an investigation primarily regarding the recognition of revenue in connection with certain sales transactions.  On November 16, 2005, we announced our intent to restate our financial results for the three and six month periods ended June 30, 2005, after determining that certain transactions during the second quarter of 2005 involved undisclosed provisions in violation of our revenue recognition policies.  Specifically;

(a) Two transactions involving customer orders for ProteinChip Systems, one for $44,000 and another for $248,000, were contingent upon the occurrence of a future event outside of our control.  For these two transactions, the earnings process was completed in the third and fourth quarters of 2005, respectively.

(b) One customer order for a ProteinChip System in the amount of $204,000 should not have been recorded as revenue due to collection not being reasonably assured.  Revenue on this transaction will not be recognized.  We have reached an agreement to take back the ProteinChip System from the customer.

(c) Two separate customer orders involved undisclosed credits for other goods and services totalling $15,000.  Recognition of the revenue attributable to these items will be deferred until the delivery of the goods and services to the customer.

(d) One sale involving $38,000 of ProteinChip Arrays included an undisclosed right of exchange.  Recognition of the revenue will be deferred until the right of exchange no longer exists.

(e) Lastly, it was discovered that one accessory with a price of $3,150 was shipped to a customer separately from the rest of the order shortly after the end of the quarter and thus the portion of the revenue attributable to this accessory should have been recorded in the third quarter rather than the second quarter.

Consequently, for the three and six month periods ended June 30, 2005, total revenue decreased $552,000, net loss increased by $354,000, and basic and diluted net loss per share increased $0.01, each as compared to the amounts previously reported by us on our Form 10-Q filed on August 9, 2005.  The principal effects of these adjustments on the accompanying condensed consolidated financial statements are as follows (in thousands except per share amounts):

Unaudited Condensed Consolidated Balance Sheet:

	June 30, 2005
	As Previously Reported	As Restated
Accounts receivable, net	$6,746	$6,134
Prepaid expenses and other current assets	1,462	1,502
Inventories	6,542	6,696
Total current assets	38,224	37,806
Total assets	53,785	53,367
Deferred revenue	4,865	4,801
Total current liabilities	15,421	15,357
Total liabilities	45,220	45,156
Accumulated deficit	(178,734)	(179,088)
Total stockholders’ equity	8,565	8,211
Total liabilities and stockholders’ equity	53,785	53,367

Unaudited Condensed Consolidated Statements of Operations:

	Three Months Ended June 30, 2005		Six Months Ended June 30, 2005
	As Previously Reported	As Restated	As Previously Reported	As Restated

Revenue-products	$5,438	$4,886	$9,919	$9,367
Total revenue	7,493	6,941	14,141	13,589
Cost of revenue-products	2,770	2,570	4,882	4,682
Total cost of revenue	3,783	3,583	6,918	6,718
Gross profit	3,710	3,358	7,223	6,871
Net loss	(9,041)	(9,395)	(18,373)	(18,727)
Net loss per share, basic and diluted	(0.31)	(0.32)	(0.62)	(0.63)

The restatement had no effect on our net cash used in operating activities.

This Management's Discussion and Analysis of Financial Condition and Results of Operations gives effect to the restatement of our consolidated financial statements for the three and six month periods ended June 30, 2005, as explained in note 1 of the Unaudited Condensed Consolidated Financial Statements.

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

RESULTS OF OPERATIONS

COMPARISON OF THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2005 AND JUNE 30, 2004

PRODUCTS REVENUE.  Products revenue decreased to $4.9 million in the second quarter of 2005 from $6.2 million in the same period of 2004, a decrease of $1.3 million or 21%.  The decrease was primarily the result of a 28% decrease in revenue from sales of our ProteinChip Systems, accessories and software.  This was largely due to a 25% decrease in unit sales of ProteinChip Systems, which we believe reflects a more competitive selling environment, reductions in our sales force, and more limited funding available to our academic prospects. In addition, average revenue per system sold declined approximately 4% comparing the second quarter of 2005 to the same period in 2004, due to lower list prices for the Series 4000 as well as increased discounting as a result of pricing pressure caused by generally lower funding available to academia, incentives we’ve offered to expedite orders, lower prices offered when customers trade in their older ProteinChip Systems for a new Series 4000, and the competitive environment.

Products revenue decreased to $9.4 million in the first six months of 2005 from $17.1 million in the same period of 2004, a decrease of $7.7 million or 45%.  The decrease was primarily the result of a 60% decrease in revenue from sales of our ProteinChip Systems, accessories and software.  This was largely due to a 47% decrease in unit sales of ProteinChip Systems, which we believe reflects a more competitive selling environment, reductions in our sales force, and more limited funding available to our academic prospects.  In addition, we experienced a decrease of approximately 24% in average revenue per system sold which was due to lower list prices for the Series 4000 as well as increased discounting as a result of pricing pressure caused by generally lower funding available to academia, incentives we’ve offered to expedite orders, lower prices offered when customers trade in their older ProteinChip Systems for a new Series 4000, and the competitive environment.

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

COST OF PRODUCTS REVENUE.  Cost of products revenue decreased to $2.6 million in the second quarter of 2005 from $3.2 million in the same period of 2004, a decrease of $641,000 or 20%.  The decrease resulted primarily from a decrease in unit sales of our ProteinChip Systems, accessories and software.  The gross margin for products revenue decreased slightly to 47% in the second quarter of 2005, compared to 48% in the same period of 2004.  This decrease was partly due to the decrease in the average selling price of our new systems.  In the twelve months since launching the ProteinChip System, Series 4000 in July 2004, this new product accounted for 82% of our unit sales, with older model ProteinChip Systems and Tandem MS Interfaces accounting for 18%.  We have also been discounting our remaining stock of older models of our ProteinChip System.  In addition, approximately $388,000 of amortization of unabsorbed manufacturing overhead due to a decline in array production volumes adversely impacted the gross margin in the second quarter of 2005, compared to approximately $85,000 of amortization of unabsorbed manufacturing overhead in the comparable period in 2004. The gross margin for products revenue in the second quarter of 2004 also included a provision of $804,000 made to our reserves for inventory obsolescence largely in anticipation of the introduction of the new Series 4000 platform, thereby lowering the gross margin in the comparative period. Provisions made to our inventory reserves in the second quarter of 2005 amounted to $156,000.

Cost of products revenue decreased to $4.7 million in the first six months of 2005 from $6.3 million in the same period of 2004, a decrease of $1.6 million or 25%.  The decrease resulted primarily from a decrease in unit sales of our ProteinChip Systems, accessories and software. The gross margin for products revenue decreased to 50% in the first six months of 2005, compared to 63% in the same period of 2004.  This decline was due to the decrease in the average selling price for our new systems, as well as discounting the remaining stock of our older model ProteinChip Systems, and approximately $721,000 of amortization of unabsorbed manufacturing overhead due to a decline in array production volumes in the first six months of 2005, compared to approximately $222,000 of amortization of unabsorbed manufacturing overhead in the comparable period in 2004.  The gross margin for products revenue in the first six months of 2004 also included a provision of $685,000 made to our reserves for inventory obsolescence largely in anticipation of the introduction of the new Series 4000 platform, thereby lowering the gross margin in the comparative period. Provisions made to our inventory reserves in the first six months of 2005 amounted to $509,000.

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

INTEREST AND OTHER INCOME (EXPENSE), NET. Interest income in the second quarter of 2005 was $170,000 compared to $128,000 in the same period of 2004.  Despite lower average investment balances in the second quarter of 2005 compared to the same period in 2004, interest income increased due to higher average interest rates in the second quarter of 2005 compared to the same period in 2004.  Interest expense in the second quarter of 2005 was $491,000 compared to $501,000 in the same period of 2004.  Interest expense in both periods consisted largely of interest accrued for our convertible senior notes, equipment-financing loan and capital leases.  Approximately $133,000 of the interest expense in the second quarters of 2005 and 2004 were non-cash, attributable to amortization of the beneficial conversion feature associated with the notes.  Other income (expense) in the second quarter of 2005 was a net expense of $216,000 compared to a net expense of $69,000 in the same period of 2004.  The net expense in the second quarter of 2005 resulted primarily from $93,000 for the amortization of the offering costs related to the convertible senior notes, realized foreign exchange losses of approximately $67,000 and losses on disposals of fixed assets of approximately $39,000.  The net expense in the second quarter of 2004 resulted primarily from the amortization of the offering costs related to the convertible senior notes.

Interest income in the first six months of 2005 was $352,000 compared to $295,000 in the same period of 2004.  Despite lower average investment balances in the first six months of 2005 compared to the same period in 2004, interest income increased due to higher average interest rates in the first six months of 2005 compared to the same period in 2004.  Interest expense of $1.0 million in the first six months of 2005 was approximately flat compared to the same period of 2004.  Interest expense in both periods consisted largely of interest accrued for our convertible senior notes, equipment-financing loan and capital leases.  Approximately $265,000 and $267,000 of the interest expense in the first six months of 2005 and 2004, respectively, were non-cash, attributable to amortization of the beneficial conversion feature associated with the notes.  Other income (expense) in the first six months of 2005 was a net expense of $317,000 compared to a net expense of $260,000 in the same period of 2004.  The net expense in the first six months of 2005 resulted primarily from $186,000 for the amortization of the offering costs related to the convertible senior notes, realized foreign exchange losses of approximately $122,000 and losses on disposals of fixed assets of approximately $97,000, partly offset by a recovery of approximately $119,000 related to a tax dispute concerning our foreign operations.  The net expense in the first six months of 2004 resulted primarily from the amortization of the offering costs related to the convertible senior notes.

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

LIQUIDITY AND CAPITAL RESOURCES

From our inception through June 30, 2005, we have financed our operations principally with $197.4 million (as restated) from the sales of products and services to customers and net proceeds from equity financings totaling approximately $145.8 million.  This includes net proceeds of $92.4 million from our initial public offering in September 2000 and net proceeds of $26.9 million from our Series E Preferred Stock financing in March 2000.  We received $28.1 million of net proceeds from the sale of 4.5% convertible senior notes on August 22, 2003.  These notes are due September 1, 2008.  We also received net proceeds of $27.0 million from the sale of our BioSepra business in November 2004.  Cash, cash equivalents and short-term investments at June 30, 2005 were $23.5 million, compared to $37.6 million at December 31, 2004.  Working capital at June 30, 2005 was $22.4 million, compared to $39.9 million at December 31, 2004.  The decrease in working capital was principally due to a $14.1 million decrease in cash and investments to fund our operating losses, and a $4.7 million decrease in accounts receivable, reflecting the decline in our revenue during the first six months of 2005.  Long-term debt and capital lease balances at June 30, 2005 totaled $29.1 million compared to $29.4 million at December 31, 2004.

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

From our inception in December 1993 through June 30, 2005, we have generated cumulative revenue from continuing operations of approximately $161.5 million (as restated) and have incurred net losses of approximately $179.1 million (as restated).  We have experienced significant operating losses each year since our inception and expect these losses to continue for at least the next several quarters.  For example, we experienced net losses of approximately $25.8 million in 2001, $29.1 million in 2002, $36.7 million in 2003, $19.8 million in 2004, and $18.7 million (as restated) in the first six months of 2005.  Our losses have resulted principally from costs incurred in research and development, sales and marketing, litigation, and general and administrative costs associated with our operations.  These costs have exceeded our gross profit which, to date, has been generated principally from product sales.  We expect to incur additional operating losses and these losses may be substantial.  We may never achieve profitability.  Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

If we draw funds from the $10 million secured line of credit with Quest Diagnostics and fail to achieve the loan forgiveness milestones set forth therein, we will be responsible for full repayment of the loan.

In connection with the strategic alliance with Quest Diagnostics, Quest Diagnostics agreed to provide us with a $10 million secured line of credit.  Funds from this secured line of credit will only be used to pay certain costs and expenses directly related to the strategic alliance, with forgiveness of the repayment obligations based upon our achievement of milestones related to the commercialization of laboratory tests and FDA clearance for such tests.  Should we fail to achieve these milestones, we would be responsible for the repayment of disbursements made under the line of credit, with interest.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that the information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer (“Certifying Officers”), to allow timely decisions regarding required financial disclosures.

As described in the Introductory Note to this Amendment No. 1 to Form 10-Q and in note 1 to our Unaudited Condensed Consolidated Financial Statements, following the period covered by this report, management identified errors in connection with certain sales transactions that did not qualify for revenue recognition during the second quarter of 2005, and certain other sales transactions for which the Company failed to defer a portion of the revenue that should have been deferred in accordance with the terms of side letter arrangements with customers.  The errors in recording these transactions resulted in the restatement of the Company’s financial statements for the quarter ended June 30, 2005.

The Company’s Certifying Officers had previously concluded that our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), were effective as of June 30, 2005.  However, in connection with the restatement of our financial statements for the quarter ended June 30, 2005, as described above, we performed an evaluation, under the supervision of the Certifying Officers, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e).  Based upon such evaluation, our Certifying Officers concluded that our disclosure controls and procedures were not effective because of the material weakness in our internal control over financial reporting described below.  Notwithstanding the existence of this material weakness, our management, including our Certifying Officers, believes that the unaudited condensed consolidated financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Material Weakness in Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f).  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  As of the quarterly reporting period ended June 30, 2005, the Company did not maintain effective controls over the completeness of revenue recognition and deferred revenue.  Specifically, the Companys revenue controls over (i) the accounting for transactions in which side letter arrangements have been entered into, and (ii) the determination of the collectability of receivables for certain revenue transactions were not effective to ensure that revenue was recorded in the appropriate period.  This control deficiency resulted in the restatement of the Company’s previously issued interim financial statements for the quarter ended June 30, 2005.  In addition, this control deficiency could result in a misstatement of revenue and deferred revenue that would result in a material misstatement to annual or interim consolidated financial statements that would not be prevented or detected.  Accordingly, management has determined that this control deficiency constitutes a material weakness.

Changes in Internal Control Over Financial Reporting

The Audit Committee of our Board of Directors conducted an investigation of the accounting errors.  As a result of this investigation, under the direction of our Audit Committee, management developed and implemented additional measures designed to ensure that information required to be disclosed in our periodic reports is recorded, processed, summarized and reported accurately.  These measures include:

•                  the addition of further controls over shipments of our products for revenue transactions;

•                  the addition of a policy prohibiting entering into side agreements without prior management approval, and a requirement for a written certification by the salesperson at the time of each order exceeding $50,000 confirming all aspects of the sale, including the terms of any otherwise undisclosed side agreements;

•                  strengthening of our credit assessment and accounts receivable processes; and

•                  providing additional training for our sales and marketing staff to minimize the risk of revenue recognition errors.

We believe that, with the additional measures adopted by the Company since June 30, 2005, our system of internal controls and our disclosure controls and procedures will be adequate to provide reasonable assurance that the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and accurately reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Certifying Officers, as appropriate, to allow for timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-15(e). We cannot be certain that our remediation efforts will sufficiently cure our identified material weakness prior to December 31, 2005.  Furthermore, we have not tested the operating effectiveness of the remediated controls.  However, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes.

Other than as noted above, there have been no changes in our internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f), that occurred during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

December 21, 2005

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