Form 10-Q
period 2005-09-30
CIPHERGEN BIOSYSTEMS INC
filed 2005-12-21
CIK 926617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

FOR THE QUARTER ENDED SEPTEMBER 30, 2005

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

Unaudited Condensed Consolidated Balance Sheets as of September 30, 2005 and December 31, 2004

Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2005 and September 30, 2004

Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2005 and September 30, 2004

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

SIGNATURES

EXHIBIT INDEX

Ciphergen, ProteinChip and Biomarker Discovery Center are registered trademarks of Ciphergen Biosystems, Inc.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CIPHERGEN BIOSYSTEMS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$28,913	$35,392
Short-term investments	2,224	2,175
Accounts receivable, net of allowance for doubtful accounts of $372 and $247, respectively	6,237	10,811
Notes receivable from related parties	—	126
Prepaid expenses and other current assets	1,479	1,847
Inventories	6,048	6,919

Total current assets	44,901	57,270

Property, plant and equipment, net	7,630	9,315
Goodwill	2,529	2,529
Other intangible assets, net	2,595	3,040
Other long-term assets	1,954	2,223

Total assets	$59,609	$74,377

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,439	$3,369
Accrued liabilities	5,518	7,499
Deferred revenue	4,362	5,529
Current portion of capital lease obligations	23	16
Equipment financing loan	561	925

Total current liabilities	12,903	17,338

Deferred revenue	513	855
Capital lease obligations, net of current portion	45	28
Long-term debt owed to related party	1,250	377
Convertible senior notes, net of discount	28,451	28,051
Other long-term liabilities	713	1,013

Total liabilities	43,875	47,662

Commitments and contingencies (note 6)

Stockholders’ equity:
Common stock	36	29
Additional paid-in capital	202,348	187,133
Notes receivable from stockholders	—	(349)
Accumulated other comprehensive income (loss)	(86)	263
Accumulated deficit	(186,564)	(160,361)

Total stockholders’ equity	15,734	26,715

Total liabilities and stockholders’ equity	$59,609	$74,377

See notes to unaudited condensed consolidated financial statements.

CIPHERGEN BIOSYSTEMS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenue:
Products	$4,491	$6,304	$13,858	$23,354
Services	2,565	2,191	6,787	6,729

Total revenue	7,056	8,495	20,645	30,083

Cost of revenue:
Products	2,158	1,898	6,840	8,177
Services	1,191	1,040	3,227	3,031

Total cost of revenue	3,349	2,938	10,067	11,208

Gross profit	3,707	5,557	10,578	18,875

Operating expenses:
Research and development	3,098	4,274	10,231	15,566
Sales and marketing	4,136	6,534	14,201	19,831
General and administrative	3,482	3,482	10,728	10,711

Total operating expenses	10,716	14,290	35,160	46,108

Loss from operations	(7,009)	(8,733)	(24,582)	(27,233)

Interest and other income (expense), net	(503)	(626)	(1,451)	(1,595)

Loss from continuing operations before income taxes	(7,512)	(9,359)	(26,033)	(28,828)

Income tax provision (benefit) from continuing operations	(36)	103	103	295

Net loss from continuing operations	(7,476)	(9,462)	(26,136)	(29,123)

Discontinued operations:
Loss from discontinued operations, net of tax	—	(67)	—	(1,029)
Loss from sale of discontinued operations, net of tax	—	—	(67)	—

Net loss from discontinued operations	—	(67)	(67)	(1,029)

Net loss	$(7,476)	$(9,529)	$(26,203)	$(30,152)

Net loss per share, basic and diluted:
Net loss per share from continuing operations	$(0.23)	$(0.33)	$(0.84)	$(1.00)
Net loss per share from discontinued operations	0.00	(0.00)	(0.00)	(0.03)

Net loss per share	$(0.23)	$(0.33)	$(0.84)	$(1.03)

Shares used in computing basic and diluted net loss per share	32,282	29,319	31,328	29,186

See notes to unaudited condensed consolidated financial statements.

CIPHERGEN BIOSYSTEMS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(26,203)	$(30,152)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,126	5,315
Stock-based compensation expense	—	429
Amortization of debt discount associated with beneficial conversion feature of convertible senior notes	399	401
Accrued investment income	(49)	(46)
Interest accrued on notes receivable from related parties	(6)	(56)
Gain from sale of BioSepra business	67	—
Common stock issued to company officer as compensation	55	—
Changes in operating assets and liabilities:
Accounts receivable, net	4,423	6,011
Prepaid expenses and other current assets	474	115
Inventories	961	(2,670)
Other long-term assets	(44)	273
Accounts payable and accrued liabilities	(1,813)	(2,491)
Deferred revenue	(1,480)	(1,038)
Other long-term liabilities	204	510

Net cash used in operating activities	(18,886)	(23,399)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment, net	(1,732)	(3,400)
Proceeds from capital lease financing to reimburse previous cash outlays to purchase facility improvements	—	601
Maturities of short-term investments	—	10,221
Payment for license related to litigation settlement	(463)	(833)
Payment to Pall Corporation for post-closing adjustments related to sale of BioSepra business	(1,111)	—
Increase in goodwill from BioSepra acquisition due to income tax settlement	—	(203)
Purchase of Ciphergen Biosystems KK common stock	—	(1,000)

Net cash provided by (used in) investing activities	(3,306)	5,386

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	212	882
Repayments of notes receivable from stockholders	350	499
Proceeds from loan from Quest Diagnostics	1,250	—
Principal payments on capital lease obligations	(18)	(271)
Repayments of long-term debt	(740)	(491)
Net proceeds from sale of common stock to Quest Diagnostics	14,954	—

Net cash provided by financing activities	16,008	619

Effect of exchange rate changes	(295)	(547)

Net decrease in cash and cash equivalents	(6,479)	(17,941)
Cash and cash equivalents, beginning of period	35,392	32,853

Cash and cash equivalents, end of period	$28,913	$14,912

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Reductions in deferred stock-based compensation	$—	$(108)
Transfer of fixed assets to inventory	178	393
Acquisition of property and equipment under capital leases	48	21

See notes to unaudited condensed consolidated financial statements.

CIPHERGEN BIOSYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2005

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

Restatement

The Audit Committee of the Board of Directors recently completed an investigation focused on the Company's revenue recognition in connection with certain sales transactions. Upon completion of this investigation, the Audit Committee concluded that it was necessary to restate certain financial data for the three and six month periods ended June 30, 2005 in order to recognize revenue for those sales transactions on a basis consistent with Ciphergen's revenue recognition policies.

As a result of the restatement, total revenues decreased by $552,000 for the quarter ended June 30, 2005 and for the six months ended June 30, 2005; net loss increased by $354,000 for the quarter ended June 30, 2005 and for the six months ended June 30, 2005; and basic and diluted net loss per share increased $0.01 for the quarter ended June 30, 2005 and for the six months ended June 30, 2005. None of the adjustments resulting from the restatement had any impact on cash balances for any period. However, the Company's unaudited condensed consolidated balance sheet and statement of cash flows were restated to reflect the restated net loss and revisions to certain balance sheet accounts.

The accompanying Unaudited Condensed Consolidated Financial Statements give effect to the restatement of the Company's consolidated financial statements for the three and six month periods ended June 30, 2005, as more fully explained in the Company's Quarterly Report on Form 10-Q/A for the second quarter of 2005, filed on December 21, 2005.

Liquidity

From its inception through September 30, 2005, the Company has financed its operations principally with $204.4 million from the sales of products and services to customers and net proceeds from equity financings totaling approximately $160.8 million including $15.0 million from the sale of 6,225,000 shares of Ciphergen’s common stock and a warrant to purchase up to 2,200,000 shares of Ciphergen’s common stock to Quest Diagnostics Incorporated (“Quest Diagnostics”) on July 22, 2005. Ciphergen received $28.1 million of net proceeds from the sale of 4.5% convertible senior notes on August 22, 2003. These notes are due September 1, 2008.  In addition, in July 2005, Quest Diagnostics agreed to loan the Company up to $10 million solely to fund certain development activities related to the strategic alliance between Ciphergen and Quest Diagnostics.  Borrowings may be made by the Company in monthly increments of up to approximately $417,000 during the following two years, and the loan will be forgiven upon Ciphergen’s achievement of certain milestones.  Otherwise, amounts outstanding on the loan must be repaid on or before July 22, 2010.  (See note 7.)  The Company also received $27.0 million from the sale of its BioSepra business in November 2004.  The Company has incurred significant net losses and negative cash flows from operations since inception. At September 30, 2005, the Company had an accumulated deficit of $186.6 million.

Management believes that currently available resources will provide sufficient funds to enable the Company to meet its obligations for at least the next 18 months, including its obligations under its October 2005 research and license agreement with University College London and UCL BioMedica Plc.  (See note 14, Subsequent Events.)  Ciphergen currently expects to fund its liquidity needs as well as expenditures for its obligations related to the strategic alliance with Quest Diagnostics and for capital requirements from a combination of available cash and short-term investments, proceeds from the alliance with Quest Diagnostics including borrowings from Quest Diagnostics, potential sales of additional equity and/or debt securities, and the receipt of approximately $1.0 million plus $21,000 of accrued interest released from escrow subsequent to the interim periods shown herein from the sale of the BioSepra business to Pall Corporation.  If anticipated operating results are not achieved, however, management believes that planned expenditures may need to be reduced in order to extend the time period over which the currently available resources will be adequate to fund the Company’s operations. At such time as the Company requires additional funding, the Company may seek to raise such additional funding from various possible sources, including the public equity market, private financings, sales of assets, collaborative arrangements and debt. If additional capital is raised through the issuance of equity or securities convertible into equity, stockholders may experience dilution, and such securities may have rights, preferences or privileges senior to those of the holders of its common stock or convertible senior notes. If the Company obtains additional funds through arrangements with collaborators or strategic partners, it may be required to relinquish its rights to certain technologies or products that it might otherwise seek to retain. There can be no assurance that the Company will be able to obtain such financing, or obtain it on acceptable terms.  If Ciphergen is unable to obtain financing on acceptable terms, it may be unable to execute its business plan, it could be required to delay or reduce the scope of its operations, and it may not be able to pay off the convertible senior notes if and when they come due.

2.                                       RECENT ACCOUNTING PRONOUNCEMENTS

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs, an amendment of ARB 43, Chapter 4”. SFAS 151 requires certain inventory costs to be recognized as current period expenses. This standard also provides guidance for the allocation of fixed production overhead costs. This standard is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  The Company will adopt this standard beginning in 2006, but its adoption is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

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

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets—An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions”. SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for fiscal periods beginning after June 15, 2005.  The adoption of this standard had no effect on the Company’s financial position, results of operations or cash flows.

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

In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment”. SAB 107 provides guidance on the initial implementation of SFAS 123(R). In particular, the statement includes guidance related to share-based payment awards for non-employees, valuation methods and selecting underlying assumptions such as expected volatility and expected term. It also provides guidance on the classification of compensation expense associated with such awards and accounting for the income tax effects of those awards upon the adoption of SFAS 123(R). The Company is currently assessing the guidance provided in SAB 107 in connection with the implementation of SFAS 123(R).

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”. SFAS 154 is a replacement of

Accounting Principles Board Opinion (“APB”) No. 20 and SFAS 3. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application as the required method for reporting a change in accounting principle. SFAS 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed by SFAS 154. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company will adopt this standard beginning in 2006.

3.               INVENTORIES

Inventories consisted of the following (in thousands):

	September 30, 2005	December 31, 2004
Raw materials	$2,264	$2,822
Work in process	1,552	1,400
Finished goods	2,232	2,697
	$6,048	$6,919

4.               GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets consisted of the following (in thousands):

	September 30, 2005			December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Total	Gross Carrying Amount	Accumulated Amortization	Total
Non-amortizing:
Goodwill	$2,529	$—	$2,529	$2,529	$—	$2,529
Amortizing:
Acquired license related to litigation settlement	5,619	3,024	2,595	5,156	2,116	3,040
	$8,148	$3,024	$5,124	$7,685	$2,116	$5,569

During the first nine months of 2005, the acquired license related to the Company’s litigation settlement in 2003 increased $463,000 as a result of cash payments made by the Company for license fees.

Amortization expense for these intangible assets was (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Acquired completed technology	$—	$194	$—	$578
Patents	—	14	—	43
Acquired license related to litigation settlement	303	302	908	907
	$303	$510	$908	$1,528

Annual amortization expense for these intangible assets is expected to be approximately $1,209,000 in both 2005 and 2006, $1,085,000 in 2007 and zero thereafter.

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

Changes in product warranty obligations, including separately priced maintenance obligations, were as follows (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
		2005	2004	2005	2004
Balance at the beginning of period		$3,420	$3,533	$3,778	$3,442
Add:	Costs incurred for maintenance contracts	673	793	2,059	2,001
	Revenue deferred for separately priced maintenance contracts	1,074	1,393	3,305	3,917
Less:	Settlements made under maintenance contracts	(673)	(793)	(2,059)	(2,001)
	Revenue recognized for maintenance contracts	(1,347)	(1,360)	(3,936)	(3,793)
Balance at end of period		$3,147	$3,566	$3,147	$3,566

6.               COMMITMENTS AND CONTINGENCIES

In July 2005, the Company was notified by a supplier about a potential safety hazard in certain pumps used in some older model ProteinChip Systems.  This does not affect Ciphergen’s current Series 4000 line.  The supplier is recommending that a capacitor in the pumps it supplied be replaced.  The Company’s management has evaluated the situation with the supplier and with legal counsel, and does not believe Ciphergen’s cost for retrofitting the affected instruments or related liabilities will be material to our financial statements.

In the third quarter of 2005, Ciphergen sold nine ProteinChip Systems to one customer for $601,000. The Company also entered into a product development agreement with this same customer, whereby the customer will develop for Ciphergen a specific new product and Ciphergen may pay the customer up to $500,000 based on the customer’s attainment of specified development milestones. Under this agreement, Ciphergen paid this customer $100,000 of development fees during the third quarter of 2005. This was recorded, following EITF 01-9 (“Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)”), not as research and development expense but as a reduction to revenue, resulting in net revenue from this customer of approximately $501,000 in the third quarter of 2005. This constituted approximately 11% of products revenue and 7% of total revenue for the third quarter of 2005. In future periods, if this third party achieves a development milestone, Ciphergen will record its payment obligation as a reduction to revenue in the period in which that development milestone is met.

7.               STRATEGIC ALLIANCE WITH QUEST DIAGNOSTICS

On July 22, 2005, the Company entered into a strategic alliance agreement with Quest Diagnostics covering a three year period during which the parties will strive to develop and commercialize up to three diagnostic tests based on Ciphergen’s proprietary SELDI ProteinChip technology. Pursuant to the agreement, Quest Diagnostics will have the non-exclusive right to commercialize these tests on a worldwide basis, with exclusive commercialization rights in territories where Quest Diagnostics has a significant presence for up to five years following commercialization.  As part of the strategic alliance, there is a royalty arrangement under which Quest Diagnostics will pay royalties to Ciphergen based on fees earned by Quest Diagnostics for applicable diagnostics services, and Ciphergen will pay royalties to Quest Diagnostics based on Ciphergen’s revenue from applicable diagnostics products.  To date, no such royalties have been earned by either party.  There is also a supply agreement under which Ciphergen will sell instruments and consumable supplies to Quest Diagnostics to be used for performing diagnostics services.  In addition, for an aggregate purchase price of $15 million, Quest Diagnostics has purchased 6,225,000 shares of Ciphergen’s common stock, or approximately 17.4% of shares outstanding after the transaction, and a warrant having a term of five years to purchase up to an additional 2,200,000 shares for $3.50 per share.  The warrant was valued at approximately $2.2 million based on the fair value as determined by a Black-Scholes model using the following assumptions:  risk-free interest rate, 4.04%; expected life, 5 years; expected volatility 69%.  Quest Diagnostics has also agreed to loan Ciphergen up to $10 million with interest accrued at the prime rate plus 0.5% and paid monthly, solely to fund certain development activities related to the strategic alliance.  Borrowings may be made by Ciphergen in monthly increments of up to approximately $417,000 on the last day of each month during the first two years of the strategic alliance, and at September 30, 2005, such borrowings amounted to $1,250,000.  This loan, collateralized by certain intellectual property of Ciphergen, will be forgiven based on Ciphergen’s achievement of certain milestones related to development, regulatory approval and commercialization of certain diagnostic tests.  Should the Company fail to achieve these milestones, the outstanding principal amount of any such loans will become due and payable on July 22, 2010.  From the inception of the strategic alliance through September 30, 2005, the Company had spent approximately $636,000 of the loan proceeds on in-house research and development, as well as collaborations with others, directed towards achieving the milestones.  Spending for this purpose is expected to continue and to increase, partly as a result of the additional expenses associated with the collaboration with University College London et al. described in note 14.

8.               FOREIGN CURRENCY TRANSACTIONS

During the three and nine month periods ended September 30, 2005, there were no transactions related to forward contracts. Net realized foreign currency gains and losses related to foreign currency forward contracts and a related intercompany loan were not material for the three and nine month periods ended September 30, 2004.

9.               STOCK-BASED COMPENSATION

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

Had compensation expense for options granted to employees, officers and directors been determined based on fair value at the grant date, the Company’s net loss per share would have increased to the pro forma amounts indicated below (in thousands, except per share amounts):

		Three Months Ended September 30,		Nine Months Ended September 30,
		2005	2004	2005	2004
Net loss as reported		$(7,476)	$(9,529)	$(26,203)	$(30,152)
Add:	Employee stock-based compensation expense in reported net loss, net of tax	55	75	55	448
Less:	Employee stock-based compensation expense determined under the fair value method, net of tax	(619)	(1,137)	(2,501)	(3,492)
Pro forma net loss		$(8,040)	$(10,591)	$(28,649)	$(33,196)

Basic and diluted net loss per share:
As reported		$(0.23)	$(0.33)	$(0.84)	$(1.03)
Pro forma		$(0.25)	$(0.36)	$(0.91)	$(1.14)

10.         INCOME TAXES

Based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets related to the Company’s operations will not be fully realizable.  Accordingly, the Company has provided a full valuation allowance against the net deferred tax assets related to its operations at September 30, 2005.  The Company incurs income tax liabilities in most of the countries outside the U.S. in which it operates.

11.         COMPREHENSIVE LOSS

Comprehensive loss consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net loss	$(7,476)	$(9,529)	$(26,203)	$(30,152)
Other comprehensive income (loss):
Net change in unrealized gains/losses on short-term investments	—	6	—	6
Currency translation losses	(57)	119	(349)	(550)
Other comprehensive loss	(57)	125	(349)	(544)
Total comprehensive loss	$(7,533)	$(9,404)	$(26,552)	$(30,696)

12.         NET LOSS PER SHARE

Basic net loss per share is calculated using the weighted average number of common shares outstanding during the period.  Because the Company is in a net loss position, diluted earnings per share is calculated using the weighted average number of common shares outstanding and excludes the effects of 11.6 million and 8.6 million potential common shares as of September 30, 2005 and 2004, respectively, that are antidilutive.  Potential common shares include shares that could be issued if all convertible senior notes were converted into common stock, shares of common stock issuable upon the exercise of an outstanding warrant held by Quest Diagnostics, common stock subject to repurchase, common stock issuable under the Company’s 2000 Employee Stock Purchase Plan, and shares of common stock potentially issuable upon the exercise of outstanding stock options.  The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Numerator:
Net loss	$(7,476)	$(9,529)	$(26,203)	$(30,152)
Denominator:
Weighted average common shares outstanding	32,282	29,341	31,329	29,223
Weighted average unvested common shares subject to repurchase	—	(22)	(1)	(37)
Denominator for basic and diluted calculations	32,282	29,319	31,328	29,186
Basic and diluted net loss per share	$(0.23)	$(0.33)	$(0.84)	$(1.03)

13.         SEGMENT INFORMATION AND GEOGRAPHIC DATA

Ciphergen’s revenue is derived from the sales of related products and services on a worldwide basis.  Although discrete units that earn revenues and incur expenses exist, significant expenses such as sales and marketing and corporate administration are not incurred by nor allocated to these operating units but rather are employed by the entire enterprise.  Additionally, the chief operating decision maker evaluates resource allocation not on a product or geographic basis, but rather on an enterprise-wide basis.  Therefore, management has determined that Ciphergen operates in only one reportable segment, which is the protein research tools and collaborative services business.

The Company sells most of its products and services directly to customers in North America, Western Europe and Japan, and through distributors in other parts of Europe and Asia and in Australia.  Revenue for geographic regions reported below is based upon the customers’ locations and excludes revenue from discontinued operations.  Following is a summary of the geographic information related to revenue from continuing operations for the three and nine month periods ended September 30, 2005 and 2004 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenue
U.S.	$3,758	$4,172	$9,011	$13,327
Canada	111	252	734	627
Europe	1,395	1,636	5,403	6,970
Asia-Pacific	1,792	2,435	5,497	9,159
Total	$7,056	$8,495	$20,645	$30,083

During the three and nine month periods ended September 30, 2005, sales to customers in Japan represented 13% and 21%, respectively, of revenue from continuing operations.  During the three and nine month periods ended September 30, 2004, sales to customers in Japan represented 20% and 25%, respectively, of revenue from continuing operations.  No other country outside the U.S. accounted for 10% or more of total revenue from continuing operations during these periods.

Long-lived assets, primarily machinery and equipment, are reported based on the location of the assets.  Long-lived asset information by geographic area as of September 30, 2005 and December 31, 2004 is presented in the following table (in thousands):

	September 30, 2005	December 31, 2004
Long - lived assets
United States	$6,255	$7,308
Canada	26	111
Europe	625	958
Asia-Pacific	724	938
Total	$7,630	$9,315

14.   SUBSEQUENT EVENTS

On October 3, 2005, the Company entered into a two year research and license agreement with University College London and UCL BioMedica Plc. (together, “UCL”) to utilize Ciphergen’s suite of proteomic solutions (Deep Proteome™, Pattern Track™ Process and ProteinChip® System) to further UCL’s ongoing research in ovarian cancer and breast cancer.  Under the terms of the agreement, Ciphergen will have exclusive rights to license intellectual property resulting from discoveries made during the course of this collaboration for use in developing, manufacturing and selling products and services utilizing the intellectual property.  Ciphergen is obligated to make contributions of approximately $2.1 million in cash and $652,000 in the form of Ciphergen equipment, software, arrays and consumable supplies, valued at Ciphergen’s list selling price, to cover part of the costs incurred by UCL specifically for this research program.  $1.9 million of this obligation is to be paid in the first year of the agreement and is non-cancelable.  The remainder is to be paid in the second year of the agreement and is cancelable with adequate advance notice.

On November 7, 2005, the Company announced that the Audit Committee (the “Committee”) of the Board of Directors was, with the assistance of external accounting advisors, conducting an investigation primarily regarding the recognition of revenue in connection with certain sales transactions.  As a result of this investigation, the Company delayed the announcement of its results of operations for the third quarter of 2005 and was unable to timely file its Quarterly Report on Form 10-Q for that period.  The Company filed a late filing notice on Form 12b-25 with the Securities and Exchange Commission.

On November 15, 2005, the Nasdaq Listings Qualification Department (“Nasdaq”) notified the Company that its common stock would be delisted from The Nasdaq National Market effective at the opening of business on Friday, November 25, 2005 unless the Company requested a hearing in accordance with applicable Nasdaq rules.  In its letter to the Company, Nasdaq cited as the reason for delisting that the Company had not complied with its periodic reporting requirements for the filing of its Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (as required pursuant to Rule 4301(c)(14) of the Nasdaq Marketplace Rules).  Effective as of the opening of business on November 17, 2005, the trading symbol for the Company’s common stock was changed from CIPH to CIPHE.  The Company has appealed Nasdaq’s determination.

On November 16, 2005, the Company announced the Committee had determined that previously reported financial results for the three months and six months ended June 30, 2005 should be restated, after determining that certain revenues had been recognized in a manner inconsistent with the Company’s revenue recognition policy.  As a result, the Committee concluded that Ciphergen’s Quarterly Report on Form 10-Q for the second quarter of 2005 should no longer be relied upon.

On November 29, 2005, the Company was notified by the holder of a portion of the Company’s convertible senior notes that it was in default under the indenture related to the convertible senior notes due to the delinquency in Ciphergen’s SEC filing, and that Ciphergen had 60 days from the date of the notice of default to cure the default.  The Company cured this deficiency by filing its Quarterly Report on Form 10-Q covering the third quarter of 2005.

On December 1, 2005, the Company received payment of $1.0 million plus $21,000 of accrued interest released from escrow from the sale of its BioSepra business to Pall Corporation in November 2004.

On December 2, 2005, the Nasdaq Listings Qualification Department notified Ciphergen that the Company had failed to comply with the continued listing requirements of The Nasdaq National Market because the market value of the Company’s listed securities had fallen below $50,000,000 for 10 consecutive business days (pursuant to Rule 4450(b)(1)(A) of the Nasdaq Marketplace Rules).  Pursuant to Nasdaq Marketplace Rule 4450(e)(4), the Company was provided a period of 30 calendar days, or until January 3, 2006, to regain compliance.  The Company has appealed this delisting determination.

Additionally, the Company and certain of its officers have been named as defendants in a securities class action complaint filed on December 5, 2005, in the United States District Court, Northern District of California.  The complaint has been brought on behalf of all persons who purchased the Company’s common stock from August 8, 2005, when the Company issued a press release announcing unaudited financial results for the second quarter of 2005, through November 16, 2005, when the Company announced its intention to restate those financial results.  The plaintiffs do not demand any particular amount in damages.  The Company has not yet responded to the complaint.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We have made statements under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Factors That May Affect Our Results” and in other sections of this Form 10-Q that are forward-looking statements for purposes of the safe harbor provisions under the Private Securities Litigation Reform Act of 1995.  We claim the protection of such safe harbor, and disclaim any intent or obligation to update any forward-looking statement.  You can identify these statements by forward-looking words such as “may”, “will”, “expect”, “intend”, “anticipate”, “believe”, “estimate”, “plan”, “could”, “should” and “continue” or similar words.  These forward-looking statements may also use different phrases.  We have based these forward-looking statements on our current expectations and projections about future events.  Examples of forward-looking statements include statements about projections of our future revenue, gross margin, expenses, losses, results of operations and financial condition; anticipated deployment, capabilities and uses of our products and our product development activities and product innovations; the importance of proteomics as a major focus of biology research; the ability of our products to enable proteomics research; competition and consolidation in the markets in which we compete; existing and future collaborations and partnerships; our ability to operate and expand our Biomarker Discovery Center® laboratories and secure the commercial rights to biomarkers discovered at our Biomarker Discovery Center laboratories; the utility of biomarker discoveries and the effectiveness of our Biomarker Discovery Center laboratories; our plans to develop and commercialize diagnostic tests through our strategic alliance with Quest Diagnostics; our ability to comply with applicable government regulations; our ability to expand and protect our intellectual property portfolio; increasing the future sales volumes of consumables; increasing general and administrative costs; decreasing sales and marketing and research and development costs; anticipated future losses; potential expenses associated with a product retrofit; expected levels of capital expenditures; forgiveness of loan obligations to Quest Diagnostics; the rating of our convertible notes and the value of the related put options; the period of time for which our existing financial resources and interest income will be sufficient to enable us to maintain current and planned operations; foreign currency exchange rate fluctuations and our plans for mitigating foreign currency exchange risks; and the market risk of our investments.  These statements are subject to risks and uncertainties that could cause actual results to differ materially, including the risks set forth under the caption “Factors That May Affect Our Results” in this Form 10-Q and the similar factors and risks outlined in our other filings with the Securities and Exchange Commission (“SEC”).

OVERVIEW

We develop, manufacture and sell our ProteinChip® Systems, which use patented Surface Enhanced Laser Desorption/Ionization (“SELDI”) technology.  These systems consist of a ProteinChip Reader, ProteinChip Software and related accessories which are used in conjunction with our consumable ProteinChip Arrays.  We also offer consulting services, customer support services and training classes to further our customers’ success in using SELDI technology.  We market and sell our products primarily to research biologists in pharmaceutical and biotechnology companies, and academic and government research laboratories.  In 1997, we acquired IllumeSys Pacific, Inc., which holds specific rights to the SELDI technology for the life science research market.  Our first designed and manufactured system, the ProteinChip System, Series PBS I, was available for shipment in the third quarter of 1997.  In 1997, we also established a subsidiary in the U.K. and began direct selling in Europe.  During 1999, we initiated an expanded marketing program and in May 1999 began shipping the ProteinChip System, Series PBS II, which is now referred to as the ProteinChip Biology System.  In 1999, we also established a joint venture with Sumitomo Corporation to distribute our products in Japan.  During 2000, we began offering research services and established Biomarker Discovery Center laboratories in Fremont, California; Copenhagen, Denmark; and Malvern, Pennsylvania.

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

We have used our resources primarily to develop and expand our proprietary ProteinChip Systems and related consumables and to establish a marketing and sales organization for commercialization of our products.  We also used our funds to establish a joint venture to distribute our products in Japan and to increase our ownership in the joint venture to 100%.  In addition, we acquired the BioSepra process chromatography business in 2001, which we sold for a gain in 2004.  We have also used our resources to establish Biomarker Discovery Center laboratories to provide research services to our clients, to foster further adoption of our products and technology, and to discover biomarkers that we seek to patent for diagnostic and other purposes.  In early 2004, we increased our efforts to discover protein biomarkers and panels of biomarkers that can be developed into protein molecular diagnostic tests that improve patient care; to date, these efforts have not generated any revenue from diagnostic tests. Since our inception we have incurred significant losses and as of September 30, 2005, we had an accumulated deficit of $186.6 million.

Our sales are currently driven by the need for new and better tools to perform protein discovery, characterization, purification, identification and assay development.  In addition, many of our customers later enhance their ProteinChip Systems to add automation accessories and advanced software.  Most of the ProteinChip Systems sold to our customers also generate a recurring revenue stream from the sale of consumables and maintenance contracts.  Our expenses have consisted primarily of materials, contracted manufacturing services, labor and overhead costs to manufacture our ProteinChip Systems and ProteinChip Arrays and to provide customer services; marketing and sales activities; research and development programs; litigation; and general and administrative costs associated with our operations.  We expect to incur losses for at least the next year.  Our current level of revenue is insufficient for us to become profitable.  To become profitable, we will need to increase sales of our ProteinChip Systems, Arrays and collaborative services into the research and development market as well as begin achieving revenue from diagnostic tests.

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

RECENT DEVELOPMENTS

In January 2005 and again in July 2005, we took actions, consisting principally of headcount reductions, to reduce our operating expenses.  These cost control measures primarily involved our sales and marketing organization, leaving our resources devoted to developing diagnostic products largely unaffected.  At September 30, 2005, we had approximately 169 employees, consisting of 27 in manufacturing, 38 in research and development, 79 in sales and marketing, and 25 in administration.

In April 2005, we paid Pall Corporation approximately $1.1 million related to post-closing adjustments for the sale of our BioSepra business in November 2004, based on the final financial statements as of the closing date, as specified in the purchase agreement.  All but $67,000 of this amount was accrued at December 31, 2004.  Also, $1.0 million from the sale of our BioSepra business was placed in an escrow account on the date of sale; this amount plus accrued interest was paid to us on December 1, 2005.

On July 22, 2005, we entered into a strategic alliance agreement with Quest Diagnostics Incorporated (“Quest Diagnostics”) covering a three year period during which the parties will strive to develop and commercialize up to three diagnostic tests based on Ciphergen’s proprietary SELDI ProteinChip technology. Under this agreement, Quest Diagnostics will have the non-exclusive right to commercialize these tests on a worldwide basis, with exclusive commercialization rights in territories where Quest Diagnostics has a significant presence for up to five years following commercialization.  As part of the strategic alliance, there is a royalty arrangement under which Quest Diagnostics will pay royalties to Ciphergen based on fees earned by Quest Diagnostics for applicable diagnostics services, and Ciphergen will pay royalties to Quest Diagnostics based on Ciphergen’s revenue from applicable diagnostics products.  To date, no such royalties have been earned by either party.  There is also a supply agreement under which Ciphergen will sell instruments and consumable supplies to Quest Diagnostics to be used for performing diagnostics services.  In addition, for an aggregate purchase price of $15 million, Quest Diagnostics has purchased 6,225,000 shares of Ciphergen’s common stock, or approximately 17.4% of shares outstanding after the transaction, and a warrant having a term of five years to purchase up to an additional 2,200,000 shares for $3.50 per share.  We incurred transaction costs of approximately $46,000 related to this equity financing.  Quest Diagnostics has also agreed to loan Ciphergen up to $10 million with interest accrued at the prime rate plus 0.5% and paid monthly, solely to fund certain development activities related to the strategic alliance.  Borrowings may be made by Ciphergen, in monthly increments of up to approximately $417,000 on the last day of each month during the first two years of the strategic alliance, and at September 30, 2005, such borrowings amounted to $1,250,000.  This loan, collateralized by certain intellectual property of Ciphergen, will be forgiven based on Ciphergen’s achievement of certain milestones related to development, regulatory approval and commercialization of certain diagnostic tests.  Should we fail to achieve these milestones, the outstanding principal amount of any such loans will be become due and payable on July 22, 2010.  From the inception of the strategic alliance through September 30, 2005, we spent approximately $636,000 of the loan proceeds on in-house research and development, as well as collaborations with others, directed towards achieving the milestones.  Spending for this purpose is expected to continue and to increase, partly as a result of the additional expenses associated with our collaboration with University College London et al. described below and in note 14 of the Unaudited Condensed Consolidated Financial Statements.

In July 2005, we were notified by a supplier about a potential safety hazard in certain pumps used in some older model ProteinChip Systems.  This does not affect our current Series 4000 line.  The supplier is recommending that a capacitor in the pumps it supplied be replaced.  Our management has evaluated the situation with the supplier and with legal counsel, and does not believe our cost for retrofitting the affected instruments or related liabilities will be material to our financial statements.

On October 3, 2005, we entered into a two year research and license agreement with University College London and UCL BioMedica Plc. (together, “UCL”) to utilize Ciphergen’s suite of proteomic solutions (Deep Proteome™, Pattern Track™ Process and ProteinChip® System) to further UCL’s ongoing research in ovarian cancer and breast cancer.  Under the terms of the agreement, Ciphergen will have exclusive rights to license intellectual property resulting from discoveries made during the course of this collaboration for use in developing, manufacturing and selling products and services utilizing the intellectual property.  Ciphergen is obligated to make contributions of approximately $2.1 million in cash and $652,000 in the form of Ciphergen equipment, software, arrays and consumable supplies, valued at Ciphergen’s selling price, to cover part of the costs incurred by UCL specifically for this research program.  $1.9 million of this obligation is to be paid in the first year of the agreement and is non-cancelable.  The remainder is to be paid in the second year of the agreement and is cancelable with adequate advance notice.

On November 7, 2005, the Company announced that the Audit Committee (the “Committee”) of the Board of Directors was, with the assistance of external accounting advisors, conducting an investigation primarily regarding the recognition of revenue in connection with certain sales transactions.  As a result of this investigation, the Company delayed the announcement of its results of operations for the third quarter of 2005 and was unable to timely file its Quarterly Report on Form 10-Q for that period.  The Company filed a late filing notice on Form 12b-25 with the Securities and Exchange Commission.

On November 15, 2005, the Nasdaq Listings Qualification Department (“Nasdaq”) notified the Company that its common stock would be delisted from The Nasdaq National Market effective at the opening of business on Friday, November 25, 2005 unless the Company requested a hearing in accordance with applicable Nasdaq rules.  In its letter to the Company, Nasdaq cited as the reason for delisting that the Company had not complied with its periodic reporting requirements for the filing of its Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (as required pursuant to Rule 4301(c)(14) of the Nasdaq Marketplace Rules).  Effective as of the opening of business on November 17, 2005, the trading symbol for the Company’s common stock was changed from CIPH to CIPHE.  The Company has appealed Nasdaq’s determination.

On November 16, 2005, the Company announced the Committee had determined that previously reported financial results for the three months and six months ended June 30, 2005 should be restated, after determining that certain revenues had been recognized in a manner inconsistent with the Company’s revenue recognition policy.  As a result, the Committee concluded that Ciphergen’s Quarterly Report on Form 10-Q for the second quarter of 2005 should no longer be relied upon.

On November 29, 2005, the Company was notified by the holder of a portion of the Company’s convertible senior notes that it was in default under the indenture related to the convertible senior notes due to the delinquency in Ciphergen’s SEC filing, and that Ciphergen had 60 days from the date of the notice of default to cure the default.  The Company cured this deficiency by filing its Quarterly Report on Form 10-Q covering the third quarter of 2005.

On December 1, 2005, we received payment of $1.0 million plus $21,000 of accrued interest released from escrow from the sale of our BioSepra business to Pall Corporation in November 2004.

On December 2, 2005, the Nasdaq Listings Qualification Department notified Ciphergen that the Company had failed to comply with the continued listing requirements of The Nasdaq National Market because the market value of the Company’s listed securities had fallen below $50,000,000 for 10 consecutive business days (pursuant to Rule 4450(b)(1)(A) of the Nasdaq Marketplace Rules).  Pursuant to Nasdaq Marketplace Rule 4450(e)(4), the Company was provided a period of 30 calendar days, or until January 3, 2006, to regain compliance.  The Company has appealed this delisting determination.

Additionally, the Company and certain of its officers have been named as defendants in a securities class action complaint filed on December 5, 2005, in the United States District Court, Northern District of California.  The complaint has been brought on behalf of all persons who purchased the Company’s common stock from August 8, 2005, when the Company issued a press release announcing unaudited financial results for the second quarter of 2005, through November 16, 2005, when the Company announced its intention to restate those financial results.  The plaintiffs do not demand any particular amount in damages.  The Company has not yet responded to the complaint.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2005 AND SEPTEMBER 30, 2004

PRODUCTS REVENUE.  Products revenue decreased to $4.5 million in the third quarter of 2005 from $6.3 million in the same period of 2004, a decrease of $1.8 million or 29%.  The decrease was primarily the result of a $1.6 million or 40% decrease in revenue from sales of our ProteinChip Systems, accessories and software.  This was largely due to a 15% decrease in unit sales of ProteinChip Systems, which we believe reflects a more competitive selling environment, reductions in our sales force, and more limited funding available to our academic prospects. In addition, average revenue per system sold declined approximately 30% comparing the third quarter of 2005 to the same period in 2004, due to increased discounting as a result of pricing pressure caused by generally lower funding available to academia, increased discounting and incentives we offered to expedite orders, lower prices offered to clear our inventory of older ProteinChip Systems, as well as the competitive environment.

In the third quarter of 2005, we sold nine ProteinChip Systems to one customer for $601,000. We also entered into a product development agreement with this same customer, whereby the customer will develop for us a specific new product and we may pay the customer up to $500,000 based on the customer’s attainment of specified development milestones. Under this agreement, Ciphergen paid this customer $100,000 of development fees during the third quarter of 2005. This was recorded, following EITF 01-9 (“Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)”), not as research and development expense but as a reduction to revenue, resulting in net revenue from this customer of approximately $501,000 in the third quarter of 2005. This constituted approximately 11% of products revenue and 7% of total revenue for the third quarter of 2005. In future periods, if this third party achieves a development milestone, Ciphergen will record its payment obligation as a reduction to revenue in the period in which that development milestone is met.

Products revenue decreased to $13.9 million in the first nine months of 2005 from $23.4 million in the same period of 2004, a decrease of $9.5 million or 41%.  The decrease was primarily the result of a 37% decrease in unit sales of ProteinChip Systems, which we believe reflects a more competitive selling environment, reductions in our sales force, and more limited funding available to our academic prospects.  In addition, average revenue per system sold declined approximately 29% comparing the first nine months of 2005 to the same period in 2004, due to lower list prices for the Series 4000 as well as increased discounting and incentives we offered to expedite orders, discounts offered when customers trade in their older ProteinChip Systems for a new Series 4000, and the competitive environment.

SERVICES REVENUE.  Services revenue increased to $2.6 million in the third quarter of 2005 from $2.2 million in the same period of 2004, an increase of $374,000 or 17%.  This increase was primarily due to an increase of approximately $660,000 in revenue from Biomarker Discovery Center projects due to completion of a large project for one customer.  This increase was partly offset by a decrease in training and consulting services of approximately $272,000 while revenue from our maintenance contracts remained flat at $1.3 million, a reflection of growth in our installed base and increased efforts to obtain maintenance contract renewals, but also a reduced sales force and fewer new product placements.

Services revenue increased marginally to $6.8 million in the first nine months of 2005 from $6.7 million in the same period of 2004, an increase of $58,000 or less than 1%.  Revenue from our Biomarker Discovery Center projects increased by approximately $199,000 or 14% for the first nine months of 2005 compared to the same period in 2004, due to the completion of several large contracts in 2005.  Revenue from maintenance contracts increased by $143,000 or 4% in the first nine months of 2005 compared to the same period in 2004 as a result of growth in our installed base and increased efforts to obtain maintenance contract renewals.  Training and consulting services revenue decreased by $284,000 or 19%, a reflection of a reduced sales force and fewer new product placements.

We expect revenue in the fourth quarter of 2005 to be approximately $6 to $8 million.

COST OF PRODUCTS REVENUE.  Cost of products revenue increased to $2.2 million in the third quarter of 2005 from $1.9 million in the same period of 2004, an increase of $260,000 or 14%.  Although there was a decrease in unit sales of our ProteinChip Systems, accessories and software comparing the third quarter of 2005 to the same period in 2004, cost of products revenue increased due to approximately $607,000 of unabsorbed manufacturing overhead which resulted from a decline in array production volumes compared to approximately $134,000 of unabsorbed manufacturing overhead in the comparable period in 2004, and because $491,000 of the cost of new model ProteinChip Systems sold in the third quarter of 2004 had already been treated as research and development expense.  The gross margin for products revenue decreased to 52% in the third quarter of 2005, compared to 70% in the same period of 2004.  This decrease was partly the result of amortizing unabsorbed overhead resulting from lower production volumes, as well as a decrease in the average selling price of our systems, largely due to discounting.  The gross margin comparison was also affected by the classification of the cost of early model Series 4000 instruments as research and development costs, which benefited the third quarter of 2004.

Cost of products revenue decreased to $6.8 million in the first nine months of 2005 from $8.2 million in the same period of 2004, a decrease of $1.3 million or 16%.  The decrease resulted primarily from a decrease in unit sales of our ProteinChip Systems, accessories and software.  In addition, the provision for excess and obsolete inventory declined by $319,000 comparing the first nine months of 2005 to the same period of 2004, as the earlier period included a significant increase to our inventory reserve related to older products being made obsolete by the launch of our new ProteinChip System, Series 4000.  These decreases were partly offset by approximately $1.3 million of unabsorbed manufacturing overhead due to a decline in array production volumes in the first nine months of 2005 compared to approximately $356,000 of unabsorbed manufacturing overhead in the comparable period in 2004. The decrease was also partly offset by $491,000 of costs for the new model ProteinChip Systems sold in the third quarter of 2004 which had already been treated as research and development expense.  The gross margin for products revenue decreased to 51% in the first nine months of 2005, compared to 65% in the same period of 2004.  This decline was partly the result of amortizing unabsorbed overhead resulting from lower production volumes, as well as a decrease in the average selling price of our new systems.  The gross margin comparison was also affected by the classification in the third quarter of 2004 of the costs of early model Series 4000 instruments as research and development expense, but this was partly offset by a lower provision for excess and obsolete inventory in the first nine months of 2005 compared to the same period in 2004.

COST OF SERVICES REVENUE.  Cost of services revenue increased to $1.2 million in the third quarter of 2005 from $1.0 million in the same period of 2004, an increase of $151,000 or 15%.  The largest component of this increase came from Biomarker Discovery Center contracts, whose costs typically vary based on the complexity and difficulty of the work being undertaken. The gross margin for services revenue increased to 54% in the third quarter of 2005, compared to 53% in the same period of 2004.  This increase was mainly due to improved gross margins for field service and Biomarker Discovery Center contracts in the third quarter of 2005, but partly offset by lower margins realized from our training classes and consulting services.

Cost of services revenue increased to $3.2 million in the first nine months of 2005 from $3.0 million in the same period of 2004, an increase of $196,000 or 6%.  The largest component of this increase came from our training classes and consulting services.  The gross margin for services revenue decreased to 52% in the first nine months of 2005, compared to 55% in the same period of 2004.  The gross margin on Biomarker Discovery Center contracts improved, but this was offset by lower margins realized from our training classes and consulting services, and lower margins in field service which resulted primarily from higher net usage of parts for repairing instruments in the first nine months of 2005.

RESEARCH AND DEVELOPMENT EXPENSES.  Research and development expenses decreased to $3.1 million in the third quarter of 2005 from $4.3 million in the same period of 2004, a decrease of $1.2 million or 28%.  The decrease was largely due to a 39% decrease in headcount comparing September 30, 2005 to September 30, 2004, resulting in a decrease in payroll and related costs of approximately $589,000.  This also resulted in a decrease of $192,000 for materials and supplies used in the development of new products.  In addition, consulting fees declined by $238,000.

Research and development expenses decreased to $10.2 million in the first nine months of 2005 from $15.6 million in the same period of 2004, a decrease of $5.3 million or 34%.  This decrease was primarily the result of completing the development of the ProteinChip System, Series 4000 in July 2004 and scaling back or canceling other research and development projects related to new instrumentation platforms. This resulted in decreases of $1.8 million for materials and supplies used in the development of new products, $885,000 in consultant fees, and $250,000 in collaboration costs.  In addition, payroll and related expenses decreased approximately $1.6 million as a result of a 39% reduction in research and development headcount, comparing September 30, 2005 to September 30, 2004.

We expect research and development expenses to decline in 2005 relative to 2004 due to having fewer research and development employees in 2005 as well as slowing or canceling selected early-stage research and development programs related to new instrumentation platforms as part of our efforts to control expenses, partially offset by an increase in our research and development activities associated with developing and commercializing diagnostics tests as part of our strategic alliance with Quest Diagnostics, and discovering biomarkers that could potentially be developed into additional diagnostic products.

SALES AND MARKETING EXPENSES.  Sales and marketing expenses decreased to $4.1 million in the third quarter of 2005 from $6.5 million in the same period of 2004, a decrease of $2.4 million or 37%.  The decrease was largely due to a 34% decrease in headcount comparing September 30, 2005 to September 30, 2004, resulting in a decrease in payroll and related costs of approximately $895,000.  Also as a result of the decrease in staffing, travel expenses in sales and marketing declined approximately $348,000 and internal consumption of ProteinChip Arrays and other consumables for customer demonstrations and support decreased approximately $282,000.  Costs for trade shows, advertising and other marketing activities declined $440,000.  Amounts charged to cost of revenue for training, field service and customer paid projects performed by sales staff increased in the third quarter of 2005 relative to the same period in 2004, thereby reducing sales and marketing expenses by $320,000.

Sales and marketing expenses decreased to $14.2 million in the first nine months of 2005 from $19.8 million in the same period of 2004, a decrease of $5.6 million or 28%.  This decrease was primarily the result of a 34% decrease in headcount comparing September 30, 2005 to September 30, 2004, resulting in a decrease in payroll and related costs of approximately $2.3 million.  Also as a result of the decrease in staffing, travel expenses in sales and marketing declined approximately $1.2 million and internal consumption of ProteinChip Arrays and other consumables for customer demonstrations and support decreased approximately $202,000.  Costs for trade shows, advertising and other marketing activities declined $896,000.  Amounts charged to cost of revenue for training, field service and customer paid projects increased in the first nine months of 2005 relative to the same period in 2004, thereby reducing sales and marketing expenses by $894,000.  However, depreciation expense increased approximately $269,000, largely related to the addition of demonstration instruments following the introduction of the ProteinChip System, Series 4000.

We expect sales and marketing expenses to decrease in 2005 relative to 2004 as a result of a smaller sales force and reduced associated selling expenses.

GENERAL AND ADMINISTRATIVE EXPENSES.  General and administrative expenses were approximately $3.5 million in both the third quarter of 2005 and the third quarter of 2004.  Legal fees increased approximately $243,000, of which $80,000 related to our strategic alliance with Quest Diagnostics, and our provision for bad debts increased $111,000.  These increases were almost entirely offset by decreases in other general and administrative expenses, largely as a result of a 32% decrease in headcount comparing September 30, 2005 to September 30, 2004, and a decrease of $86,000 in stock-based compensation associated with our initial public offering.

General and administrative expenses were approximately $10.7 million in both the first nine months of 2005 and the first nine months of 2004.  This was composed of increases of approximately $327,000 in payroll and related costs related to the hiring of senior-level employees for our efforts to develop diagnostic products and for business development related to pharmaceutical customers, $239,000 in accrued accounting and audit fees, and $161,000 in legal fees.  Legal fees related to the strategic alliance with Quest Diagnostics amounted to $371,000, but these were more than offset by decreases in other legal fees.  These increases in general and administrative expenses were almost entirely offset by decreases of approximately $314,000 in stock-based compensation associated with our initial public offering, $108,000 in the provision for bad debts, $142,000 in travel expenses, and $147,000 in consulting fees.

We expect general and administrative expenses to increase slightly in 2005 relative to 2004 due to normal salary increases, additional legal fees related to the strategic alliance with Quest Diagnostics, and increased legal, accounting and consulting fees associated with the restatement of our financial results for the second quarter of 2005, partly offset by a decline in stock-based compensation associated with our initial public offering.

INTEREST AND OTHER INCOME (EXPENSE), NET. Interest income in the third quarter of 2005 was $239,000 compared to $95,000 in the same period of 2004.  Interest income increased due to higher average investment balances and higher interest rates in the third quarter of 2005 compared to the same period in 2004.  Interest expense in the third quarter of 2005 was $495,000 compared to $498,000 in the same period of 2004.  Interest expense in both periods consisted largely of interest accrued for our convertible senior notes, equipment-financing loan and capital leases, and in 2005 included interest accrued for our borrowings from Quest Diagnostics.  Approximately $134,000 of the interest expense in the third quarters of 2005 and 2004 was non-cash, attributable to amortization of the beneficial conversion feature associated with the convertible senior notes.  Other income (expense) in the third quarter of 2005 was a net expense of $247,000 compared to a net expense of $223,000 in the same period of 2004.  The net expense in the third quarter of 2005 resulted primarily from $93,000 for the amortization of the offering costs related to the convertible senior notes, and realized foreign exchange losses of approximately $69,000.  The net expense in the third quarter of 2004 resulted largely from the amortization of the offering costs related to the convertible senior notes.

Interest income in the first nine months of 2005 was $591,000 compared to $390,000 in the same period of 2004.  Despite lower average investment balances in the first nine months of 2005 compared to the same period in 2004, interest income increased due to higher average interest rates in the first nine months of 2005 compared to the same period in 2004.  Interest expense was approximately $1.5 million in both the first nine months of 2005 and the first nine months of 2004.  Interest expense in both periods consisted largely of interest accrued for our convertible senior notes, equipment-financing loan and capital leases, and in 2005 included interest accrued for our borrowings from Quest Diagnostics.  Approximately $399,000 and $401,000 of the interest expense in the first nine months of 2005 and 2004, respectively, were non-cash, attributable to amortization of the beneficial conversion feature associated with the convertible senior notes.  Other income (expense) in the first nine months of 2005 was a net expense of $564,000 compared to a net expense of $483,000 in the same period of 2004.  The net expense in the first nine months of 2005 resulted primarily from $280,000 for the amortization of the offering costs related to the convertible senior notes, and realized foreign exchange losses of approximately $190,000.  The net expense in the first nine months of 2004 resulted primarily from the amortization of the offering costs related to the convertible senior notes.

INCOME TAX PROVISION (BENEFIT) FROM CONTINUING OPERATIONS.  The provision for income tax from continuing operations in the third quarter of 2005 was a benefit of $36,000, compared to an expense of $103,000 in the same period of 2004.  The decrease in expense was primarily due to the lower projected income related to our Japanese subsidiary, Ciphergen Biosystems KK, in 2005.

The provision for income tax from continuing operations in the first nine months of 2005 was an expense of $103,000, compared to an expense of $295,000 in the same period of 2004.  The decrease was primarily due to lower projected income related to our Japanese subsidiary, Ciphergen Biosystems KK in 2005.

LIQUIDITY AND CAPITAL RESOURCES

From our inception through September 30, 2005, we have financed our operations principally with $204.4 million from the sales of products and services to customers and net proceeds from equity financings totaling approximately $160.8 million.  This includes net proceeds of $92.4 million from our initial public offering in September 2000, net proceeds of $26.9 million from our

Series E Preferred Stock financing in March 2000, and net proceeds of $15.0 million from the sale of 6,225,000 shares of common stock and a warrant for 2,200,000 shares of common stock to Quest Diagnostics on July 22, 2005.  We received $28.1 million of net proceeds from the sale of 4.5% convertible senior notes on August 22, 2003.  These notes are due September 1, 2008.  In addition, in July 2005 Quest Diagnostics agreed to loan us up to $10 million with interest accrued at the prime rate plus 0.5% and paid monthly, solely to fund certain development activities related to our strategic alliance, against which we had borrowed approximately $1.3 million as of September 30, 2005.  We also received net proceeds of $27.0 million from the sale of our BioSepra business in November 2004.  An additional $1.0 million from the sale of our BioSepra business was placed in an escrow account on the date of sale.  This amount plus accrued interest was paid to us on December 1, 2005.  Cash, cash equivalents and short-term investments at September 30, 2005 were $31.1 million, compared to $37.6 million at December 31, 2004.  Working capital at September 30, 2005 was $32.0 million, compared to $39.9 million at December 31, 2004.  The decrease in working capital was principally due to a net $22.7 million decrease in cash and investments to fund our operating losses, partly offset by a $16.3 million cash increase resulting from the sale of our common stock to, and loans from, Quest Diagnostics, and a $4.6 million decrease in accounts receivable, reflecting the decline in our revenue during the first nine months of 2005, partly offset by a $2.9 million decrease in payables and accrued liabilities.  Long-term debt and capital lease balances at September 30, 2005 totaled $30.3 million compared to $29.4 million at December 31, 2004.

Net cash used in operating activities was $18.9 million in the first nine months of 2005 compared to $23.4 million in the same period of 2004.  Reductions in payroll expense of $4.5 million, other operating and manufacturing overhead expenditures of $6.1 million and inventory purchases of $4.7 million, comparing the first nine months of 2005 to the same period of 2004, were partly offset by approximately $11.1 million less in collections from customers in the first nine months of 2005 than in the comparable period of 2004, consistent with our declining revenue.  The decrease in cash collected was partly offset by an increase in interest income, which was $591,000 in the first nine months of 2005 and $390,000 in the comparable period of 2004.  Interest expense in both periods consisted largely of interest accrued on our convertible senior notes and equipment-financing loan.

Net cash used in investing activities was $3.3 million in the first nine months of 2005 compared to net cash provided by investing activities of $5.4 million in the first nine months of 2004.  Net cash used in investing activities in the first nine months of 2005 consisted of net purchases of property and equipment of approximately $1.7 million, a payment of $1.1 million to Pall Corporation related to post-closing adjustments for the sale of our BioSepra business, and payments totaling $463,000 for a technology license related to our litigation which was settled in 2003.  Net cash provided by investing activities in the first nine months of 2004 consisted largely of maturities of investment securities of $10.2 million, offset by net property and equipment purchases of $2.8 million, the acquisition of the remaining 30% ownership in Ciphergen Biosystems KK for $1.0 million, and payments totaling $833,000 for a technology license related to our litigation which was settled in 2003.  We anticipate capital expenditures of approximately $2 to $3 million in 2005.

Net cash provided by financing activities was $16.0 million in the first nine months of 2005 compared to $619,000 in the first nine months of 2004.  Net cash provided by financing activities in the first nine months of 2005 consisted of $15.0 million in net proceeds from the issuance of common stock and a warrant to Quest Diagnostics, $1.3 million in loans from Quest Diagnostics, $350,000 from the repayment of stockholder loans, and $212,000 received from the issuance of common stock under our stock option and employee stock purchase plans, partly offset by $758,000 for repayments of an equipment financing loan and capital leases.  Net cash provided by financing activities in the first nine months of 2004 consisted of the issuance of common stock under our stock option and employee stock purchase plans of $882,000 and repayment of stockholder loans in the aggregate principal amount of $499,000, partly offset by repayments of an equipment financing loan of $491,000 and repayments of capital lease obligations of $271,000.

We believe that current cash resources will be sufficient to maintain our operations at least for the next 18 months, including our obligations under our October 2005 research and license agreement with University College London and UCL BioMedica Plc.  (See note 14, Subsequent Events.)  We currently expect to fund our liquidity needs as well as expenditures for our obligations related to the strategic alliance with Quest Diagnostics and for capital requirements from a combination of available cash and short-term investments, proceeds from the alliance with Quest Diagnostics including borrowings from Quest Diagnostics, potential sales of additional equity and/or debt securities, and the receipt subsequent to the end of the third quarter of 2005 of approximately $1.0 million plus accrued interest released from escrow from the sale of our BioSepra business to Pall Corporation.  We will be required to raise additional capital at some point in the future, which might be achieved through a variety of sources, including securities issuances and collaborative arrangements.  If additional capital is raised through the issuance of equity or securities convertible into equity, our stockholders may experience dilution, and such securities may have rights, preferences or privileges senior to those of the holders of our common stock or the notes.  If we obtain additional funds through arrangements with collaborators or strategic partners, we may be required to relinquish our rights to certain technologies or products that we might otherwise seek to retain.  Additional financing may not be available to us on favorable terms, if at all.  If we are unable to obtain financing on acceptable terms, we may be unable to execute our business plan and we could be required to delay, reduce the scope of, or eliminate our operations and we may not be able to pay off the convertible senior notes if and when they come due.

The following summarizes Ciphergen’s contractual cash obligations at September 30, 2005 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Total	Less than 1 Year	1-3 Years	4-5 Years	Beyond 5 Years
Contractual cash obligations:
Capital lease obligations(1)	$68	$23	$45	$—	$—
Interest payable on capital lease obligations	5	3	2	—	—
Equipment financing loan(1)	561	561	—	—	—
Interest payable on equipment financing loan	18	18	—	—	—
Loan from Quest Diagnostics (1)	1,250	—	—	1,250	—
Interest payable on loan from Quest Diagnostics(2)	413	91	181	141	—
Convertible senior notes(3)	30,000	—	30,000	—	—
Interest payable on convertible senior notes	4,050	1,350	2,700	—	—
Non-cancelable collaboration obligation(4)	228	228	—	—	—
Non-cancelable operating lease obligations	11,955	4,076	7,233	646	—
Purchase obligations(5)	623	623	—	—	—

Total contractual cash obligations	$49,171	$6,973	$40,161	$2,037	$—

(1)	Principal amounts, not including interest.

(2)	Based on outstanding principal balance and interest rate as of September 30, 2005.

(3)	Excludes the beneficial conversion feature amounting to $2,677, less related amortization of $1,128.

(4)

We have made a commitment to fund a Biomarker Discovery Center laboratory at The Johns Hopkins University School of Medicine which totals $914 for the period December 2004 to November 2005.  All but $228 had been paid at September 30, 2005.  The $228 is non-cancelable.

(5)

Purchase obligations include agreements to purchase inventory that are enforceable and legally binding on Ciphergen and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty.

On November 29, 2005, we were notified by the holder of a portion of our convertible senior notes that Ciphergen was in default under the indenture related to the convertible senior notes due to the delinquency in our SEC filing, and that we had 60 days from the date of the notice of default to cure the default.  We cured this deficiency by filing our Quarterly Report on Form 10-Q covering the third quarter of 2005.  Ciphergen believes it has complied with all other requirements set forth in its credit agreements.

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

From our inception in December 1993 through September 30, 2005, we have generated cumulative revenue from continuing operations of approximately $168.5 million and have incurred net losses of approximately $186.6 million.  We have experienced significant operating losses each year since our inception and expect these losses to continue for at least the next several quarters.  For example, we experienced net losses of approximately $25.8 million in 2001, $29.1 million in 2002, $36.7 million in 2003, $19.8 million in 2004, and $26.2 million in the first nine months of 2005.  Our losses have resulted principally from costs incurred in research and development, sales and marketing, litigation, and general and administrative costs associated with our operations.  These costs have exceeded our gross profit which, to date, has been generated principally from product sales.  We expect to incur additional operating losses and these losses may be substantial.  We may never achieve profitability.  Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

There is considerable risk in developing diagnostic products based on our biomarker discovery efforts as potential tests may fail to validate results in larger clinical studies and may not achieve acceptable levels of clinical sensitivity and specificity.  If we do succeed in developing diagnostic tests with acceptable performance characteristics, we may not succeed in achieving significant commercial market acceptance for those tests.  Our ability to successfully commercialize diagnostic products that we may develop, such as tests, kits and devices, will depend on several factors, including:

•                                          our ability to convince the medical community of the safety and clinical efficacy of our products and their advantages over existing diagnostic products;

•                                          our ability to further establish business relationships with other diagnostic companies that can assist in the commercialization of these products; and

•                                          the agreement by Medicare and third-party payers to provide full or partial reimbursement coverage for our products, the scope and extent of which will affect patients’ willingness to pay for our products and will likely heavily influence physicians’ decisions to recommend our products.

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

On July 22, 2005, Ciphergen and Quest Diagnostics entered into a strategic alliance which will focus on commercializing up to three assays chosen from Ciphergen’s pipeline over the next three years.  If this strategic alliance does not continue for its full term or if Quest Diagnostics fails to proceed to diligently perform its obligations as part of the strategic alliance, such as independently developing, validating and commercializing potential diagnostics tests, our ability to commercialize our potential diagnostic tests would be seriously harmed.  If we elect to increase our expenditures to fund diagnostic development programs or research programs on our own, we will need to obtain additional capital, which may not be available on acceptable terms, or at all.

If we are unable to attract additional clients for our Biomarker Discovery Center services and satisfy these clients, we may not be successful in furthering adoption of our products and technology or generating additional revenue through commercial rights related to biomarker discoveries.

One element of our business strategy is to operate Biomarker Discovery Center laboratories in part through partnerships with pharmaceutical and biotechnology companies as well as academic and government research centers in order to increase adoption of our products and technology.  Although we are currently in negotiation with additional potential partners and clients, to date we have entered into only a few such arrangements.  Failure to enter into additional arrangements or expand existing relationships could limit adoption of our products and prevent us from generating additional revenue through commercialization of biomarker discoveries.

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

Future changes in financial accounting standards, including those currently proposed, will likely affect our reported results of operations.  For example, the mandated change effective for us on January 1, 2006 requiring that we record compensation expense in the statement of operations for employee stock options using the fair value method or changes in existing taxation rules related to stock options will have a negative effect on our reported results.  The Financial Accounting Standards Board (“FASB”) allows a choice of valuation models to estimate the fair value of employee stock options. These models, including the Black-Scholes option-pricing model, use varying methods and inputs and may yield significantly different results. If another party asserts that the fair values of our employee stock options are misstated, securities class action litigation could be brought against us and/or the market price of our common stock could decline.

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

Our commercial success depends on our ability to maintain our sublicenses to the SELDI technology.  In 2002, 2003, 2004 and the first nine months of 2005, all of our revenue from continuing operations was derived from SELDI-based products within the scope of the Baylor SELDI patents.  Pursuant to the settlement of the litigation between Ciphergen, Molecular Analytical Systems (“MAS”), LumiCyte and T. William Hutchens, MAS cannot terminate Ciphergen’s rights under the sublicenses.  However, Baylor College of Medicine has the right to terminate its license with MAS in case of material breach by MAS.  If the agreements between Baylor College of Medicine and MAS were terminated and we were unable to obtain a license to these rights from Baylor College of Medicine, we would be precluded from selling any SELDI-based products within the scope of the Baylor SELDI patents, we would no longer generate revenue from the sale of these products and we would have to revise our business direction and strategy.

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

In connection with the strategic alliance with Quest Diagnostics, Quest Diagnostics agreed to provide us with a $10 million secured line of credit.  Borrowings may be made in monthly increments of up to approximately $417,000 over a two year period, with accrued interest to be paid monthly.  Funds from this collateralized line of credit may only be used to pay certain costs and expenses directly related to the strategic alliance, with forgiveness of the repayment obligations based upon our achievement of milestones related to the development, regulatory approval and commercialization of laboratory tests.  Should we fail to achieve these milestones, we would be responsible for the repayment of the outstanding principal amount of any such loans on or before July 22, 2010.

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

We may incur additional costs due to recalls made by our suppliers of parts integrated into some of our products.

In July 2005, we were notified by a supplier about a potential safety hazard in certain pumps used in some older model ProteinChip Systems. This product recall does not affect our current Series 4000 line. To remedy the potential safety hazard, the supplier is recommending that a capacitor in the pumps it supplied be replaced, and is making the requisite parts available to us at no cost. While we believe this component part retrofit can be easily performed by our customers, or that Ciphergen personnel can perform the work during regularly scheduled service calls, unexpected difficulties with this product retrofit or possibly other unanticipated product recalls in the future by our suppliers could result in additional costs and decrease our gross profit. Additionally, such events could cause disruptions to our customers and harm Ciphergen’s reputation.

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

Legislative actions resulting in higher compliance costs are likely to adversely impact our future financial position, cash flows and results of operations.

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

Future sales of substantial amounts of our common stock in the public market, or the perception that such sales are likely to occur, could affect prevailing trading prices of our common stock and the value of the notes.  As of September 30, 2005, we had:

•                                          35,891,088 shares of common stock outstanding;

•                                          6,007,676 shares of common stock reserved for issuance upon exercise of options outstanding under our stock option plans with a weighted average exercise price of $4.84 per share;

•                                          in addition to the shares reserved for issuance upon the exercise of options referred to in the preceding bullet point, 886,568 shares reserved for future issuance under our stock option and employee stock purchase plans;

•                                          a warrant outstanding for 2,200,000 shares of common stock at a purchase price of $3.50 per share;

•                                          25,000 shares of common stock potentially issuable to Gail Page, President and Chief Operating Officer of Ciphergen, contingent upon the achievement of a specific diagnostic milestone; and

•                                          96,750 shares of common stock potentially issuable to Stanford Research Systems, Inc. under a development contract if certain milestones are met.

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

INTEREST RATE SENSITIVITY

As of September 30, 2005, our only investment was a fixed rate annuity with a fair value of $2.2 million due to mature on February 28, 2006, with an option to renew for one year at an estimated interest rate of 3.0% per annum.  With the exception of the investment in this annuity, we believe that, in the near-term, we will maintain our available funds in short-term, highly liquid securities with original maturities of 90 days or less, and money market accounts.

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

The functional currency of Ciphergen Biosystems KK is the Japanese yen. Accordingly, the accounts of this operation were translated from yen to the U.S. dollar using the current exchange rate in effect at the balance sheet date for the balance sheet accounts, and using the average exchange rate during the period for revenue and expense accounts. The effects of translation are recorded as a separate component of stockholders’ equity.

The accounts of all other non-U.S. operations are remeasured to the U.S. dollar, which is the functional currency. Accordingly, all monetary assets and liabilities of these foreign operations are translated into U.S. dollars at current period-end exchange rates, and non-monetary assets and related elements of expense are translated using historical rates of exchange. Income and expense elements are translated to U.S. dollars using average exchange rates in effect during the period. Gains and losses from the foreign currency transactions of these subsidiaries are recorded as other income (expense), net in the statement of operations.

The net tangible assets of our non-U.S. operations, excluding intercompany debt, were $4.2 million at September 30, 2005.

In 2004 we entered into foreign currency contracts to manage the volatility of currency fluctuations as a result of an intercompany loan of approximately $1.0 million, denominated in yen, to our subsidiary in Japan. The effect of exchange rate changes on the forward exchange contracts largely offset the effect of exchange rate changes on the intercompany loan. Net realized foreign currency gains and losses related to foreign currency forward contracts were not material for the three and nine month periods ended September 30, 2004. As of January 1, 2005, there were no forward contracts outstanding and during the three and nine month periods ended September 30, 2005, there were no transactions related to forward contracts.  Although we will continue to monitor our exposure to currency fluctuations, we cannot provide assurance that exchange rate fluctuations will not harm our business in the future.

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

As described in note 1 to our Unaudited Condensed Consolidated Financial Statements, management identified errors in connection with certain sales transactions that did not qualify for revenue recognition during the second quarter of 2005, and certain other sales transactions for which the Company failed to defer a portion of the revenue that should have been deferred in accordance with the terms of side letter arrangements with customers.  The errors in recording these transactions resulted in the restatement of the Company’s financial statements for the quarter ended June 30, 2005.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  As of the quarterly reporting period ended September 30, 2005, the Company did not maintain effective controls over the completeness of revenue recognition and deferred revenue.  Specifically, the Company's revenue controls over (i) the accounting for transactions in which side letter arrangements have been entered into, and (ii) the determination of the collectability of receivables for certain revenue transactions were not effective to ensure that revenue was recorded in the appropriate period.  This control deficiency resulted in the restatement of the Company’s previously issued interim financial statements for the quarter ended June 30, 2005.  In addition, this control deficiency could result in a misstatement of revenue and deferred revenue that would result in a material misstatement to annual or interim consolidated financial statements that would not be prevented or detected.  Accordingly, management has determined that this control deficiency constitutes a material weakness.

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

Other than as noted above, there have been no changes in our internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f), that occurred during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

Other than as noted above, there have been no changes in our internal control over financial reporting or in other factors during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or could be reasonably likely to materially affect, our internal control over financial reporting during the fiscal quarter ended September 30, 2005.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Subsequent to the period covered by this Quarterly Report, Ciphergen and certain of its officers have been named as defendants in a securities class action complaint filed on December 5, 2005, in the United States District Court, Northern District of California. The complaint has been brought on behalf of all persons who purchased Ciphergen’s common stock from August 8, 2005, when we issued a press release announcing unaudited financial results for the second quarter of 2005, through November 16, 2005, when we announced our intention to restate those financial results. The Plaintiffs do not demand any particular amount in damages. We have not yet responded to this complaint.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 22, 2005, pursuant to a stock purchase agreement, Ciphergen sold Quest Diagnostics 6,225,000 shares of its common stock for an aggregate purchase price of $15,000,000 and issued Quest Diagnostics a warrant to purchase up to 2,200,000 shares of Ciphergen’s common stock at an exercise price of $3.50 per share, subject to certain adjustments.  This warrant is exercisable at any time prior to July 22, 2010.  The proceeds received by the Company from the sale of the common stock or upon any exercise of the warrant will be used for working capital and to further the development and commercialization of proteomic diagnostic tests.  The securities offered, issued and sold pursuant to this financing will not be registered under the Securities Act of 1933, as amended, by reason of an exemption from the registration requirements under Section 4(2) and/or Rule 506 of Regulation D of the Securities Act, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.  Pursuant to the terms of the stock purchase agreement, we were able to rely upon the representations and warranties provided by Quest Diagnostics contained therein in connection with the issuance of the shares of common stock and the warrants without registration.  Pursuant to the stock purchase agreement, we also provided certain registration rights to Quest Diagnostics whereby they may demand that we subsequently register their shares under the Securities Act or, if we file another registration statement under the Securities Act, Quest Diagnostics may elect to include their shares in that registration, subject to various conditions.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Subsequent to the period covered by this Quarterly Report, on November 29, 2005, the Company was notified by the holder of a portion of the Company’s convertible senior notes that it was in default under the indenture related to the convertible senior notes due to the delinquency in Ciphergen’s SEC filing, and that Ciphergen had 60 days from the date of the notice of default to cure the default.  The Company cured this deficiency by filing its Quarterly Report on Form 10-Q covering the third quarter of 2005.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

The following exhibits have been filed with this report:

3.2 *	Amended and Restated Certificate of Incorporation of Registrant
3.4 *	Amended and Restated Bylaws of Registrant
3.5 **	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Ciphergen Biosystems, Inc.
4.1*	Form of Registrant’s Common Stock Certificate
4.2 **	Preferred Shares Rights Agreement dated March 20, 2002 between Ciphergen Biosystems, Inc. and Continental Stock Transfer & Trust Company
4.4***	Amendment to Rights Agreement between the Company and Wells Fargo Bank, N.A. dated July 22, 2005
4.5****	Amendment to Rights Agreement between the Company and Wells Fargo Bank, N.A. dated September 30, 2005
10.39+	Employment Agreement between Gail Page and Registrant dated November 3, 2005 and effective August 8, 2005
10.44+***	Strategic Alliance Agreement between the Company and Quest Diagnostics Incorporated dated July 22, 2005
10.45***	Stock Purchase Agreement between the Company and Quest Diagnostics Incorporated dated July 22, 2005
10.46***	Warrant between the Company and Quest Diagnostics Incorporated dated July 22, 2005
10.47***	Credit Agreement between the Company and Quest Diagnostics Incorporated dated July 22, 2005
10.48***	Security Agreement between the Company and Quest Diagnostics Incorporated dated July 22, 2005
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 (a) of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 (a) of the Sarbanes-Oxley Act of 2002
32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Incorporated by reference to exhibits (with same exhibit number) to Ciphergen Biosystems’ Registration Statement on Form S-1 (File No. 333-32812) declared effective on September 28, 2000.

** Incorporated by reference to our Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on March 21, 2002.

*** Incorporated by reference to exhibits (with same exhibit number) on our Form 8-K, filed with the Securities and Exchange Commission on July 22, 2005.

**** Incorporated by reference to exhibits (with same exhibit number) on our Form 8-K, filed with the Securities and Exchange Commission on October 4, 2005.

+ Certain portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission.  Confidential treatment has been requested with respect to such omitted portions.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

December 21, 2005

CIPHERGEN BIOSYSTEMS, INC.

(Registrant)

/s/ William E. Rich
William E. Rich
Chief Executive Officer and Director

/s/ Matthew J. Hogan
Matthew J. Hogan
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit Title
3.2 *	Amended and Restated Certificate of Incorporation of Registrant
3.4 *	Amended and Restated Bylaws of Registrant
3.5 **	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Ciphergen Biosystems, Inc.
4.1 *	Form of Registrant’s Common Stock Certificate
4.2 **	Preferred Shares Rights Agreement dated March 20, 2002 between Ciphergen Biosystems, Inc. and Continental Stock Transfer & Trust Company
4.4***	Amendment to Rights Agreement between the Company and Wells Fargo Bank, N.A. dated July 22, 2005
4.5****	Amendment to Rights Agreement between the Company and Wells Fargo Bank, N.A. dated September 30, 2005
10.39+	Employment Agreement between Gail Page and Registrant dated November 3, 2005 and effective August 8, 2005
10.44+***	Strategic Alliance Agreement between the Company and Quest Diagnostics Incorporated dated July 22, 2005
10.45***	Stock Purchase Agreement between the Company and Quest Diagnostics Incorporated dated July 22, 2005
10.46***	Warrant between the Company and Quest Diagnostics Incorporated dated July 22, 2005
10.47***	Credit Agreement between the Company and Quest Diagnostics Incorporated dated July 22, 2005
10.48***	Security Agreement between the Company and Quest Diagnostics Incorporated dated July 22, 2005
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 (a) of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 (a) of the Sarbanes-Oxley Act of 2002
32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*  Incorporated by reference to exhibits (with same exhibit number) to Ciphergen Biosystems’ Registration Statement on Form S-1 (File No. 333-32812) declared effective on September 28, 2000.

**  Incorporated by reference to our Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on March 21, 2002.

***  Incorporated by reference to exhibits (with same exhibit number) on our Forms 8-K, filed with the Securities and Exchange Commission on July 22, 2005.

****  Incorporated by reference to exhibits (with same exhibit number) on our Form 8-K, filed with the Securities and Exchange Commission on October 4, 2005.

+  Certain portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission.  Confidential treatment has been requested with respect to such omitted portions.