Form 10-K
period 2005-12-31
CIPHERGEN BIOSYSTEMS INC
filed 2006-03-17
CIK 926617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT UNDER SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒                               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐                  Accelerated filer ☐                  Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $30.0 million as of June 30, 2005, based upon the closing price on the Nasdaq National Market reported for such date. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose. The number of shares outstanding of the Registrant’s common stock on February 28, 2006 was 35,998,881 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its 2006 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed with the Securities and Exchange Commission, are incorporated by reference into Part III of this Form 10-K Report.

CIPHERGEN BIOSYSTEMS, INC.

FORM 10-K

Ciphergen, ProteinChip and Biomarker Discovery Center are registered trademarks of Ciphergen Biosystems, Inc. Biomek is a registered trademark of Beckman Coulter Inc. BioSepra is a registered trademark of Pall Corporation.

PART I

We have made statements under the captions “Business”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Factors That May Affect Our Results” and in other sections of this Form 10-K that are forward-looking statements for purposes of the safe harbor provisions under the Private Securities Litigation Reform Act of 1995. We claim the protection of such safe harbor, and disclaim any intent or obligation to update any forward-looking statement. You can identify these statements by forward-looking words such as “may”, “will”, “expect”, “intend”, “anticipate”, “believe”, “estimate”, “plan”, “could”, “should” and “continue” or similar words. These forward-looking statements may also use different phrases. We have based these forward-looking statements on our current expectations and projections about future events. Examples of forward-looking statements include statements about projections of our future revenue, gross margin, results of operations and financial condition; anticipated deployment, capabilities and uses of our products and our product development activities and product innovations; the importance of proteomics as a major focus of biology research; the ability of our products to enable proteomics research; competition and consolidation in the markets in which we compete; existing and future collaborations and partnerships; our ability to operate our Biomarker Discovery Center® laboratories and secure commercial rights to biomarkers discovered at our Biomarker Discovery Center laboratories; the utility of biomarker discoveries and the effectiveness of our Biomarker Discovery Center laboratories; our ability to leverage our Biomarker Discovery Center laboratory operations to foster further adoption of our products and technology and to generate revenue by obtaining some combination of fees and commercial rights related to biomarkers discovered in our Biomarker Discovery Center laboratories in exchange for performing research services; our belief that biomarker discoveries may have diagnostic and/or therapeutic utility; our belief that our Biomarker Discovery Center laboratories may accelerate biomarker discovery and validation in both pharmaceutical drug discovery, toxicology and clinical trials, and in clinical research laboratories; our plan to deploy the prototypes of our latest technology and protocols to maintain and extend a technological advantage in our Biomarker Discovery Center laboratories; our plans to develop and commercialize diagnostic tests through our strategic alliance with Quest Diagnostics; our ability to comply with applicable government regulations; our ability to expand and protect our intellectual property portfolio; decreasing general and administrative costs; decreasing sales and marketing costs; decreasing research and development costs; expected stock-based compensation expense after adoption of SFAS 123(R); anticipated future losses; potential expenses associated with a product retrofit; expected levels of capital expenditures; forgiveness of loan obligations to Quest Diagnostics; the rating of our convertible notes and the value of the related put options; the period of time for which our existing financial resources, debt facilities and interest income will be sufficient to enable us to maintain current and planned operations; foreign currency exchange rate fluctuations and our plans for mitigating foreign currency exchange risks; and the market risk of our investments.

These statements are subject to significant risks and uncertainties, including those identified in the section of this Form 10-K entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Our Results”, that could cause actual results to differ materially from those projected in such forward-looking statements due to various factors, including our ability to generate growth in unit sales while maintaining pricing; managing our manufacturing costs, operating expenses and cash resources consistent with our plans; our ability to conduct our ongoing new product development and product improvement activities within the budgets and time frames we have established; the ability of our ProteinChip® technology to discover protein biomarkers that have diagnostic, theranostic and/or drug development utility; the continued emergence of proteomics as a major focus of biological research and drug discovery; and our ability to protect and promote our proprietary technologies. We believe it is important to communicate our expectations to our investors. However, there may be events in the future that we are not able to accurately predict or that we do not fully control that could cause actual results to differ materially from those expressed or implied in our forward-looking statements.

References to “Ciphergen”, the “Company”, “we”, “us” and “our” refer to Ciphergen Biosystems, Inc. and its subsidiaries, taken as a whole.

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

We develop, manufacture and sell our ProteinChip System family of proteomics research equipment, which includes (i) the ProteinChip System, Series 4000, a versatile system for protein analysis consisting of a ProteinChip Reader and ProteinChip Software; (ii) the ProteinChip Biomarker System, a system including Biomarker Patterns™ Software for advanced protein expression profiling; (iii) the ProteinChip AutoBiomarker System, a system including an Autoloader which automates array processing; (iv) the ProteinChip Tandem MS Interface for advanced identification work using tandem mass spectrometry; (v) automation accessories such as the Biomek® 3000 Workstation, which is manufactured by Beckman Coulter, and an Autoloader to facilitate sample handling and increase throughput; and (vi) other associated accessories. This equipment is used in conjunction with our ProteinChip Arrays, which are consumable biochips whose surface contains binding sites (i.e., chemistries that bind or capture specific proteins or classes of proteins). In addition, we provide associated SELDI technology contract research services through our Biomarker Discovery Center laboratories to foster further adoption of our products and technology as an industry standard and to generate revenue by obtaining some combination of fees and commercial rights related to biomarkers discovered in our Biomarker Discovery Center laboratories in exchange for performing research services.

In addition to generating revenue by providing technology and services to life science researchers, in the last several years we have discovered and filed patents on biomarkers and patterns of biomarkers that are associated with various diseases and other pathological states. Initial areas of focus have included a variety of cancers as well as neurological, cardiovascular and infectious diseases. The clinical questions we have been researching include early detection, treatment response, monitoring of disease progression, prognosis and others. We have established a number of collaborations to assist in these discovery and validation efforts, such as with The Johns Hopkins School of Medicine, the University of Texas M.D. Anderson Cancer Center and University College London. The goal of our efforts is to develop certain of these biomarker discoveries into assays delivered on our ProteinChip platform that could be used to improve patient care. On July 22, 2005, we entered into a strategic alliance agreement with Quest

Diagnostics Incorporated (“Quest Diagnostics”) covering a three year period during which the parties will strive to develop and commercialize up to three diagnostic tests based on Ciphergen’s proprietary SELDI technology. Under this agreement, Quest Diagnostics will have the non-exclusive right to commercialize these tests on a worldwide basis, with exclusive commercialization rights in territories where Quest Diagnostics has a significant presence for up to five years following commercialization.

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

Our revenue is derived from the sales of interrelated products and services on a worldwide basis. Although discrete components that earn revenues and incur expenses exist, significant expenses such as sales and marketing and corporate administration are not incurred by nor allocated to these components but rather are employed by the entire enterprise. Additionally, the chief operating decision maker evaluates resource allocation not on a product or geographic basis, but rather on an enterprise-wide basis. Therefore, we have determined that we operate in only one reportable segment, which is the protein research tools and collaborative services business.

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

The Relationship Between Proteins and Diseases

The entire genetic content of any organism, known as its genome, is encoded in strands of deoxyribonucleic acid, or DNA. Cells perform their normal biological functions through the genetic instructions encoded in their DNA, which results in the production of proteins. The process of producing proteins from DNA is known as gene expression or protein expression. Differences in living organisms result from variability in their genomes, which can affect the types of genes expressed and the levels of gene expression. Each cell of an organism expresses only approximately 10% to 20% of the genome. The type of cell determines which genes are expressed and the amount of a particular protein produced. For example, liver cells produce different proteins from those produced by cells found in the heart, lungs, skin, etc. Proteins play a crucial role in virtually all biological processes, including transportation and storage of energy, immune protection, generation and transmission of nerve impulses and control of growth.

Diseases may be caused by a mutation of a gene that alters a protein directly or indirectly, or alters the level of protein expression. These alterations interrupt the normal balance of proteins and create disease symptoms. A protein biomarker is a protein that is present in a greater or lesser amount in a disease state versus a normal condition. By studying changes in protein biomarkers, researchers may identify diseases prior to the appearance of physical symptoms. Researchers characterize proteins by their molecular weight. In addition, researchers can utilize protein biomarkers to identify new disease pathways to be used as drug targets. Disease pathways are groups of interacting proteins that lead to disease if any one or more of the proteins is altered. Historically, researchers discovered protein biomarkers as a byproduct of basic biological disease research. This has resulted in the validation by researchers of approximately 200 protein biomarkers that are being used in commercially available clinical diagnostic products. The development of new diagnostic products has been limited by the complexity of disease states, which may be caused or characterized by several or many interacting proteins. Diagnostic products that are limited to the detection of a single protein may lack the ability to detect more complex diseases, and thus produce results that are unacceptable for practical use. The detection of patterns of multiple proteins may prove to be more useful. In recent years, the National Institutes of Health, or NIH, has recognized the importance of protein biomarkers in overcoming this problem and their usefulness in the development of new diagnostic and therapeutic products. Among other initiatives, the NIH has established a grant program (The Early Detection Research Network) to fund the discovery and clinical validation of new protein biomarkers.

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

We believe our ProteinChip Systems enable researchers to identify and quantify proteins by direct molecular weight detection and measurement. Researchers can add chemicals or enzymes at any step during the process to greatly enhance the detailed knowledge gained from a set of experiments. We believe the integration of these processes enables a researcher to rapidly discover, characterize and assay proteins directly from biological samples, providing a novel technique for protein discovery and analysis compared to currently available methods. We provide these capabilities to our customers by selling them our ProteinChip Systems and/or our Biomarker Discovery Center collaboration services. We believe our ProteinChip Systems can enable protein research in the following areas:

•       Differential Protein Expression.   Our ProteinChip Systems are designed to enable biology researchers to rapidly conduct studies in differential protein expression. Differential protein expression is the comparison of proteins expressed in different, usually related, biological samples, such as blood serum from a diseased individual and blood serum from an individual without that disease. The differences include differences in the identities of the collection of proteins present in the samples, as well as differences in the amounts of a particular protein present in both samples. Proteins that are either present in one sample and absent in the other, or present at different relative levels in both samples, are potential protein biomarkers of the disease. Further research may validate the use of potential protein biomarkers for the diagnosis of the disease or as targets for the discovery of drugs to treat the disease. In addition, the information derived from our ProteinChip Systems enables scientists to compare genetic message information derived from DNA biochips, or miniaturized biochips containing DNA, to protein information, in order to better define protein function. Differential expression studies and protein discovery that previously were impossible to conduct or took a long time may be performed on our ProteinChip Systems in a much shorter timeframe. By quickly analyzing statistically significant numbers of samples, biomarker candidates can be validated. Researchers can use quantitative assays of proteins developed from differential protein expression to diagnose and monitor disease.

•       Protein Characterization.   Once a potential protein biomarker is identified, a usual next step is the characterization of the protein. Protein characterization is the process of determining the identity of the protein and/or characterizing aspects of its physical structure. Using our ProteinChip Systems, biology researchers can enrich and concentrate a rare protein from a crude biological sample in a shorter timeframe than typically has been experienced with traditional methods. Researchers can then proceed to determine the identity of the protein. This process can involve, for example, determining a fragment pattern for the protein (produced, for example, by treatment with enzymes) with our ProteinChip Systems, and comparing this pattern with fragment patterns of proteins identified in publicly available protein and genomic databases. Based on this comparison, the researcher may be able to identify the protein in the database that corresponds to the experimental protein. Identifying a protein can provide the researcher with information useful in understanding the biology of the sample being studied. Identifying the gene from which the protein originates can provide useful structural or processing information. Also, researchers can characterize aspects of the physical structure of a protein using our ProteinChip Systems to perform enzymatic-, chemical- or antibody-based tests or assays. Such assays may reveal, for example, whether the protein has been modified after production. Protein modification can suggest changes in protein function, which may be important to the particular disease under study.

•       Quantitative Assay of Proteins and Protein Interactions.   Once a protein biomarker has been identified and characterized, the researcher may want to develop assays based on the protein. One such assay is the routine detection of the protein and determination of its amount in a sample. This is a quantitative assay. It is useful, for example, in diagnostic assays for the severity or stage of a disease. Another assay is a test of protein interactions between the biomarker and other proteins. This assay is useful in tests of the biological function of the protein that may be important for its role in disease. This assay is also useful in drug discovery to identify drug candidates that interfere with protein interaction. Our ProteinChip Systems enable the researcher to perform quantitative and protein interaction assays by selecting a limited number of chemical or biochemical surfaces and optimizing the conditions for a particular type of assay. We believe our ProteinChip System can simplify assay development and speed functional validation of discovered biomarkers for both diagnostic and drug discovery applications.

•       Novel, High-Speed Protein Purification and Production.   Researchers seek rapid purification of proteins from either native biological sources or from “gene to protein” biologically manufactured proteins in order to conduct basic research. Drug developers need to obtain large quantities of proteins of interest for target discovery, validation and large-scale production of therapeutics. Using our ProteinChip Systems, the application of gradient wash conditions to the chromatographic surfaces of our ProteinChip Arrays, which produces a step-wise elution of retained compounds, may allow “on-chip” optimization and purification of proteins more rapidly than using existing methodologies. The “on-chip” optimization method is akin to that accomplished while utilizing columns for liquid chromatography separations but the method allows for purification using only microliters of biological sample versus milliliters of biological sample, and it is thus particularly useful as “predictive protein chromatography” in large-scale production. Our new method of purity analysis is called ProteinChip Retentate Chromatography—Mass Spectrometry (“RC-MS”).

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

•       Clinical Research.   Clinical research is focused on associating clinical disease symptoms to changes in certain proteins in the disease state versus in the normal state. In doing so, researchers seek to identify markers, many of which are proteins, or patterns of multiple markers that can be used to diagnose diseases early, assess treatment response and monitor treatment progress. We believe that our ProteinChip Systems and collaborative services may enable researchers to rapidly discover protein biomarkers and to develop these biomarkers into clinical diagnostic tests. We are actively pursuing the development of such diagnostic tests as a major part of our business strategy, and have established a strategic alliance with Quest Diagnostics as part of this effort.

•       Diagnostics.   The in vitro diagnostics industry manufactures and distributes products that are used to detect thousands of individual components present in human derived specimens. Many of these assays are used to specifically identify single protein biomarkers. Diagnostic assays that are limited to the detection of a single protein often have limitations in clinical specificity (true positives) and sensitivity (true negatives) due to the complex nature of many diseases and the inherent biological diversity among populations of people. Over the last several years, we have been pursuing the discovery of panels of biomarkers that may yield improved clinical predictivity and utility. We are actively pursuing the development of such diagnostic tests as a major part of our business strategy, and have established a strategic alliance with Quest Diagnostics as part of this effort.

•       Pharmaceutical Drug Research and Development.   A current bottleneck in drug research is secondary screening, during which drug lead candidates are validated by researchers using complex biological assays in which markers are used to assess biological responses to varying compounds, dose levels and conditions. Current assay systems often have poor specificity, are usually labor intensive and require substantial development time. In addition, it is estimated that approximately 25% of drug development failures occur in toxicology, or the study of the negative or harmful effects of a drug, in which the availability of useful data is hampered by similar issues. We believe a lack of protein biomarkers currently limits the ability of researchers to adequately evaluate drug target function, cell pathway analysis and toxicological and therapeutic effects throughout the drug development process. We believe our ProteinChip Systems and collaborative services can substantially improve preclinical development and clinical trial effectiveness by greatly expanding the use of protein biomarkers.

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

Business Strategy

We intend to establish our ProteinChip Systems as an enabling technology platform for protein biomarker discovery and proteomics research in the basic biological research, clinical research, and pharmaceutical drug discovery and development process markets, and as an assay platform in the in vitro diagnostics market. Key elements of our strategy are to:

•       Enter the Diagnostics Market with Proprietary Assays.   In the last several years, we have discovered and filed patents on biomarkers and patterns of biomarkers that are associated with various diseases and other pathological states. Initial areas of focus have included a variety of cancers as well as neurological, cardiovascular and infectious diseases. The clinical questions we have been researching include early detection, treatment response, monitoring of disease progression, prognosis and others. We have established a number of collaborations to assist in these discovery and validation efforts, such as with The Johns Hopkins School of Medicine, the University of Texas M.D. Anderson Cancer Center and University College London. The goal of our efforts is to develop certain of these biomarker discoveries into assays delivered on our ProteinChip platform that could be used to improve patient care. On July 22, 2005, we entered into a strategic alliance agreement with Quest Diagnostics covering a three year period during which the parties will strive to develop and commercialize up to three diagnostic tests based on Ciphergen’s proprietary SELDI technology. Under this agreement, Quest Diagnostics will have the non-exclusive right to commercialize these tests on a worldwide basis, with exclusive commercialization rights in territories where Quest Diagnostics has a significant presence for up to five years following commercialization.

•       Accelerate Awareness and Acceptance of Our ProteinChip Systems.   We intend to focus on expanding the installed base of our ProteinChip Systems with leading academic, government, pharmaceutical and clinical research laboratories to promote awareness and acceptance of our technology. In addition, we will support the use of our ProteinChip Systems through customer education and training as well as customer collaborations, such as those with Bayer and sanofi-aventis, to increase the applications and use of our ProteinChip Arrays. Further, we intend to pursue commercialization of our products through our own sales and marketing organization in North America, Western Europe and Japan, and through distributors or sales representatives in selected other parts of the world, including Australia, China, Malaysia, Singapore, South Korea, Taiwan and Turkey.

•       Expand Product Development and Innovation.   We intend to expand the scope of our product portfolio by continuously developing new products and applications based on our ProteinChip technology. We believe that by expanding the applications of our technology and products and increasing their functionality, we will promote the use and acceptance of our ProteinChip Systems by biology researchers. Current proteomic challenges involve how to simplify the biological sample sufficiently for analysis, without losing the ability to detect the low-abundance and potentially the most important candidate proteins for disease detection in the earliest stages. In 2005, we introduced the Protein Equalizer™ bead technologies and services that allow detection of these lower-abundance proteins in complex samples.

•       Leverage Our Biomarker Discovery Center Laboratory Operations.   Both directly and through partnerships, we operate several Biomarker Discovery Center laboratories which provide SELDI technology-based research services. By performing contract research projects and engaging in research collaborations, we intend not only to foster further adoption of our products and technology, but also to generate revenue by obtaining some combination of fees and commercial rights related to biomarkers discovered in our Biomarker Discovery Center laboratories in exchange for performing research services. We believe that these biomarker discoveries may have diagnostic and/or therapeutic utility. We also believe that our Biomarker Discovery Center laboratories may accelerate biomarker discovery and validation in both pharmaceutical drug discovery, toxicology and clinical trials, and in clinical research laboratories. We plan to deploy the prototypes of our latest technology and protocols to maintain and extend a technological advantage in our Biomarker Discovery Center laboratories. Examples of research collaborations being conducted through our Biomarker Discovery Center laboratories include working with The Johns Hopkins School of Medicine on ovarian and other cancers, the University of Texas M.D. Anderson Cancer Center on ovarian cancer, and University College London on ovarian and breast cancers.

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

Our ProteinChip Technology

Our ProteinChip technology is based on SELDI, which combines laser-based molecular weight detection with the use of a chemically or biochemically active biochip array surface constructed from proprietary-treated metal. Our ProteinChip technology enables researchers to apply a crude biological sample, such as whole blood or tissue, directly to the surface of a ProteinChip Array. These ProteinChip Arrays are designed to select desired proteins from the sample through affinity capture, which employs chemical processes or biochemical targets such as receptors, antibodies or DNA probes. Researchers then wash away the remainder of the sample with a variety of solutions with varying stringency conditions, depending on the type of test performed. This enhances the signal of the proteins of interest on the biochip by reducing signals from unwanted biomolecules that would otherwise obscure the measurement results. The purified sample proteins remain evenly distributed on the surface of the ProteinChip Array. This even distribution allows the researcher to accurately measure and quantify the proteins.

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

The researcher generates protein expression profiles by examining the samples collected with different affinity-based ProteinChip Arrays or different stringency washes, and collecting the information under the different conditions. Using our ProteinChip Systems, researchers can compare protein expression profiles from different samples, such as disease versus normal states, and display differences in the proteins expressed. Proteins that are differentially expressed in the disease versus normal state may be new, potentially relevant protein biomarkers. Researchers can then process proteins of interest on-chip to:

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

In May 1999, we commercially launched the ProteinChip System, Series PBS II, which we now refer to as the ProteinChip Biology System. In December 2001, we announced the introduction of the ProteinChip Biomarker System which extends the capability of a ProteinChip Biology System by incorporating Biomarker Patterns™ Software and ready-to-use profiling kits. The system is designed for advanced protein expression profiling and serves as a versatile clinical proteomics platform for scientists in clinical disease and toxicological research, as well as pharmaceutical research and development. In October 2002, we introduced the ProteinChip AutoBiomarker System, which consists of a ProteinChip Biomarker System, a ProteinChip Autoloader and a Biomek 2000 Workstation, to increase sample throughput and automate the reading of arrays. In July 2004, we introduced our next generation ProteinChip System, the Series 4000. The Series 4000 features the Pattern Track™ biomarker discovery-to-assay process, which integrates our proprietary ProteinChip Arrays, SELDI-TOF-MS detection and Biomarker Patterns Software. The Series 4000 was specifically designed to offer a complete solution for translating biomarker discoveries into predictive and quantitative assays on a single platform. We believe the Series 4000 and our Pattern Track process is the first proteomics tool that allows researchers to rapidly achieve biomarker discovery and development of biomarker assays on a single platform and enable SELDI-based assays for biological function discovery, disease diagnosis, prognosis or prediction of drug response.

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

A customized version of Beckman Coulter’s Biomek 2000 Workstation™ was first sold by us in late 2001, which was later superseded by the Biomek 3000 Workstation™. Available exclusively through Ciphergen, the customized Biomek 3000 is a device that automates liquid handling when used in combination with Ciphergen’s 96-well ProteinChip Array processor. Sample throughput can be increased five-fold or more while improving reproducibility using this robotic accessory. In addition, the Biomek 3000 can be used to perform sample fractionation procedures prior to chip binding, thus increasing the number of proteins detected from each sample.

In addition, we offer a number of related accessories, such as bioprocessors, reagents, spin columns and assorted kits designed for proteomics research.

ProteinChip Systems and related products contributed approximately 82%, 78% and 67% of revenue in 2003, 2004 and 2005, respectively, after reclassifying sales of process chromatography sorbents and related process proteomics services to discontinued operations for all periods presented due to the sale of that business in November 2004. The remainder of our revenue came from research services performed by our Biomarker Discovery Center laboratories, as well as from consulting, training, maintenance contracts and other services we provided.

We generally include a 12-month warranty on our instruments and accessories in the form of a maintenance contract upon initial sale. We also sell separately priced maintenance (extended warranty) contracts, which are generally for 12 or 24 months, upon expiration of the initial warranty.

Diagnostics

One major element of Ciphergen’s business strategy is the discovery of protein biomarkers and panels of biomarkers, and their development into protein molecular diagnostic tests that improve patient care. We source biomarkers with potential diagnostic utility by two means. The first is through specifically sponsored programs with selected academic collaborators, such as The Johns Hopkins School of Medicine, the University of Texas M. D. Anderson Cancer Center and University College London. The second is by monitoring the publications and activities of a substantial number of academic ProteinChip customers with a view toward in-licensing discoveries that we deem to have diagnostic potential.

We believe that biomarkers and their use in diagnostics are generally patentable by their discoverer, and therefore we and our collaborators file patents broadly upon discoveries that we believe may have commercial value. While many of our initial diagnostic research efforts have focused on various cancers, we also have active discovery programs underway for neurological, cardiovascular, infectious, and other diseases. These programs are designed to address a variety of clinical questions including early detection, disease treatment response, monitoring, classification and prognosis.

Our most advanced research project is in the field of oncology. During 2003, we and our collaborators at The Johns Hopkins University School of Medicine completed a multi-site study employing over 500 patient serum samples, in which a multi-marker panel was identified that may have utility in the detection of ovarian cancer, particularly with respect to early stage cancer where early detection has been shown to dramatically improve patient survivability. This study, published in Cancer Research in August 2004, has been followed by several multi-institutional studies encompassing over 1,500 patient samples. These studies have been aimed at (1) validating biomarkers described in the August 2004 Cancer Research paper, (2) identifying biomarkers that could distinguish between benign and malignant pelvic masses, and (3) identifying biomarkers that could predict patient outcome. To accomplish this, Ciphergen employed its Deep Proteome™ tools and developed quantitative SELDI-based assays to specifically measure the three biomarkers identified in the Cancer Research paper. The results of these studies were consistent with prior studies in terms of changes to the biomarkers in the panel, and the Company discovered new potential biomarkers that may have additional diagnostic value.

If we are successful at discovering biomarkers and panels of biomarkers that have diagnostic utility, our commercialization strategy includes partnering with other parties to assist in the development and commercialization of our initial tests. On July 22, 2005, we entered into a strategic alliance agreement with Quest Diagnostics covering a three year period during which the parties will strive to develop and commercialize up to three diagnostic tests based on Ciphergen’s proprietary SELDI technology. Under this agreement, Quest Diagnostics will have the non-exclusive right to commercialize these tests on a worldwide basis, with exclusive commercialization rights in territories where Quest Diagnostics has a significant presence for up to five years following commercialization. In addition to working through Quest Diagnostics, Ciphergen may seek to partner for commercialization purposes with traditional in vitro diagnostic companies and/or with clinical reference labs in territories where Quest Diagnostics does not have exclusive rights.

Biomarker Discovery Center Laboratories

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

Our Biomarker Discovery Center laboratories have established project contracts with The Johns Hopkins University School of Medicine, the University of Texas M.D. Anderson Cancer Center, University College London and other academic and government institutions, commercial biotechnology companies and pharmaceutical companies, including Bayer and sanofi-aventis. These project contracts specify the types of samples that will be analyzed, outline the work to be done, and specify a fee and/or license rights for discoveries arising from the projects. We have commercialization rights to certain potential discoveries under many of these collaborations based on our contractual agreements. For example, in some cases we have the right to commercialize diagnostic tests based on biomarkers discovered through these collaborations. To date, we have not commercialized any such discoveries.

Our Biomarker Discovery Center laboratories perform agreed-upon analyses of customer samples in order to either discover biomarkers and biomarker patterns for a variety of differential classification and predictive purposes, or sequence particular proteins to obtain a probability of match between known and unknown proteins, or a determination that the protein has not been previously identified. The terms of a project contract include a fee payable to us for a specified analysis plan on a defined sample set and we generally seek to include a license to us for medical uses of biomarkers discovered in such projects. We cannot currently estimate the commercial significance of rights to biomarkers that we may acquire. In 2003, 2004 and 2005, approximately 6%, 4% and 8% of our revenue from continuing operations, respectively, came from performing such project work. Projects for the largest single customer accounted for less than 3% of total revenue from continuing operations in each of 2003, 2004 and 2005.

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

We sponsor research at various institutions, including The Johns Hopkins University, the University of Texas M.D. Anderson Cancer Center and University College London. We spent approximately $1.2 million in 2003, $1.7 million in 2004, and $1.6 million in 2005 in the form of cash, equipment and consumables on such sponsored research.

We lease facilities and have hired managerial and scientific staff for our Biomarker Discovery Center laboratories in Copenhagen, Denmark, in Malvern, Pennsylvania, in Yokohama, Japan and as part of our headquarters facility in Fremont, California. We also provide financial and technical support for a Biomarker Discovery Center laboratory at The Johns Hopkins University School of Medicine.

Sales and Marketing

We utilize a direct sales force in North America, Western Europe and Japan. Our sales process involves on-site applications problem-solving, scientific publications, product demonstrations, seminars, exhibits, conventions and meetings, word of mouth, direct mail, advertising and the Internet. We have designed our sales process to increase market awareness of our ProteinChip Systems and Biomarker Discovery Center services, and promote acceptance of our products and services.

Our sales force includes program managers and field research scientists, most of whom have Ph.D. degrees in biology or biochemistry. The primary responsibility of the program manager is to manage sales efforts. The primary responsibility of the field research scientist is to provide solutions to biological problems for our customers and sales prospects through applications development, scientific seminars, joint scientific publications with customers and product demonstrations. In some territories, the field research scientists serve as our primary field representatives for after-sales customer service and technical support. Our sales and marketing organization as of February 28, 2006 consisted of 72 employees, 25 of whom have Ph.D. or M.D. degrees. As of February 28, 2006, we had 15 program managers and 14 field research scientists.

We formed Ciphergen Biosystems KK in Japan in 1999 as a joint venture with Sumitomo Corporation to distribute our products in Japan and signed a distribution and marketing agreement granting Ciphergen Biosystems KK the exclusive right to distribute our products in Japan for ten years. In March 2004, we paid $1.0 million in cash to purchase Sumitomo’s remaining interest in Ciphergen Biosystems KK, bringing our ownership interest to 100%. We have also established relationships with distributors who cover Australia, China, Malaysia, Singapore, South Korea, Taiwan, Turkey and other territories.

Customers

We have a broad and diversified global life science customer base. This customer base is composed primarily of end-users and includes pharmaceutical and biotechnology companies, as well as academic users such as university laboratories, medical schools and other not-for profit research institutes and government laboratories. Our customers generally do not have a need to buy multiple systems at one time, and historically we have not depended on any single customer in the sale of our systems. No single customer accounted for 10% or more of our revenue in any of the last three fiscal years.

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

Geographic Information

Information about the geographies in which we operate can be found in Part II, Item 8 of this Form 10-K in the Notes to Consolidated Financial Statements at note 21, “Segment Information and Geographic Data.”

Competition

We encounter intense competition from a number of companies that offer competing products using alternative technologies. Current competition comes primarily from companies providing products that incorporate established technologies, such as gel electrophoresis, liquid chromatography and mass spectrometry.

In order to compete effectively, we need to demonstrate the advantages of our ProteinChip Systems over alternative technologies and products. We also must demonstrate the potential economic value of our ProteinChip products relative to these alternative technologies and products. Some of the companies that provide these products include the Applied Biosystems division of Applera, the Micromass division of Waters Corporation, Amersham Biosciences, Bruker Biosciences, Perkin-Elmer, Thermo Electron Corporation and several smaller reagent and equipment companies. Our future success will depend in large part on our ability to establish and maintain a competitive position with respect to these and future technologies.

In offering proteomic research services through our Biomarker Discovery Center laboratories, we may compete with other companies offering proteomic services. We expect an increasing number of companies to provide such services in the future. If we are able to develop diagnostic assays which have clinical utility, we will enter the highly competitive in vitro diagnostics market. There are many large, established competitors in this industry including the clinical reference laboratories, such as Quest Diagnostics and Laboratory Corporation of America, and the major in vitro diagnostic companies such as Roche Diagnostics, Abbott Laboratories, Johnson & Johnson, Bayer Diagnostics, Dade Behring, Beckman Coulter and others. In addition, we may compete with smaller diagnostic companies depending on the nature of the particular test. Our future success will depend heavily on the accuracy and predictive power of our potential tests, the cost of such tests, reimbursement, and the marketing and distribution arrangements which we can put in place.

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

Research and Development

A major area of our research and development activities centers around efforts to discover and validate biomarkers and patterns of biomarkers that can be developed into diagnostic assays. We do this both through in-house programs and through collaborations we have established with The Johns Hopkins School of Medicine, the University of Texas M.D. Anderson Cancer Center and University College London, among others.

Our ProteinChip System is a single technology platform we believe can be used in many markets for a wide variety of scientific applications. We have ongoing technology development programs for our ProteinChip Arrays and reagents, sample pre-treatment tools and methods, novel surface chemistries, instrumentation improvement, software and manufacturing processes.

In applied research, we are developing new applications and reagents for quantitative differential protein expression analysis, protein interaction assays and protein characterization. Our efforts are now particularly focused on discovery and quantitative analysis of low-abundance proteins present in complex samples such as plasma, serum and urine. We have demonstrated that the surface chemistries immobilized on ProteinChip Arrays have similar protein selectivity to those chemistries immobilized on higher capacity bead formats, facilitating the transition from discovery on arrays to small prep purification on beads as well as orthogonal purification. Using these approaches, we seek to improve the speed and efficiency of designing protein separation strategies at any scale based on the predictive information obtained using our ProteinChip Systems. We believe these methods will accelerate the identification of discovered biomarkers.

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

Intellectual Property

Our intellectual property includes a portfolio of owned, co-owned or licensed patents and patent applications. As of December 31, 2005, our patent portfolio included 30 issued U.S. patents, 101 pending U.S. patent applications and numerous pending patent applications and issued patents outside the U.S. These patents and patent applications are directed to several areas of technology important to our business, including our core SELDI technology and its applications, protein biochips, instrumentation, software and biomarkers. The issued patents covering the SELDI and RC-MS technologies expire at various times from 2013 to 2019.

We derive our rights to the core SELDI technology through royalty-bearing sublicenses from Molecular Analytical Systems, Inc. (“MAS”). MAS holds an exclusive license to patents directed to the SELDI technology from the owner, Baylor College of Medicine. MAS granted certain rights under these patents to our wholly owned subsidiaries, IllumeSys Pacific, Inc. and Ciphergen Technologies, Inc. in 1997. We obtained further rights under the patents in 2003 through sublicenses and assignments executed as part of the settlement of a lawsuit between Ciphergen, MAS, LumiCyte and T. William Hutchens. Together, the sublicenses and assignments provide us with all rights to develop, make and have made, use, sell, import, market and otherwise exploit products and services covered by the patents throughout the world in all fields and applications, both commercial and non-commercial. We are obligated to pay MAS a royalty equal to 2% of SELDI-related revenues recognized between February 21, 2003 and the earlier of (i) May 28, 2014, or (ii) the date on which the cumulative payments to MAS have reached $10,000,000. Through December 31, 2005, we had paid or accrued a total of approximately $2.2 million in such royalties.

We hold licenses or options to license biomarkers developed using SELDI technology, and related intellectual property. Approximately 38 of our patent applications are directed to biomarker inventions. These include applications in the areas of cancer, cardiovascular disease, infectious disease, neurodegenerative disease and women’s health. We hold an exclusive license from the Johns Hopkins School of Medicine to patent applications directed to biomarkers for ovarian cancer that we intend to commercialize as an ovarian cancer diagnostic test.  Other institutions and companies from which we hold such licenses or options to license include University College London (England), University of Texas M.D. Anderson Cancer Center, University of Kentucky, McGill University (Canada), Eastern Virginia Medical School, Aaron Diamond AIDS Research Center, University of Texas Medical Branch, Göteborg University (Sweden), University of Kuopio (Finland) and the Netherlands Cancer Institute (Netherlands).

Our intellectual property portfolio also includes copyrights on our ProteinChip Software, as well as registered U.S. trademarks for, among other things, the names “Ciphergen” and “Biomarker Discovery Center”, our dragonfly logo and the ProteinChip mark.

Manufacturing

We design, manufacture and distribute ProteinChip Systems and Arrays, including related instrumentation, consumables, accessories and software, at our Fremont, California facility, which is registered under ISO 9001:2000. During 2005 Ciphergen enhanced its quality system in order to comply with U.S. Food and Drug Administration (“FDA”) regulations, which has been reviewed through an independent audit. Ciphergen believes it is prepared to begin manufacturing in compliance with the FDA’s Quality System Regulations (“QSRs”) in 2006. We rely upon outside suppliers for many components of our ProteinChip Systems. Final assembly and quality control of our ProteinChip Readers are performed by us in our Fremont facility. We purchase customized extruded aluminum for our ProteinChip Arrays from a third-party supplier. External vendors etch and base coat our ProteinChip Arrays. We apply all chemistries to the ProteinChip Arrays and perform in-process and final quality control at our facility. We develop software for our ProteinChip Systems in-house, and provide multivariate data analysis software through an

OEM arrangement with Salford Systems. We supply a robotic accessory for sample processing through an OEM arrangement with Beckman Coulter.

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

Government Regulation

General

Our future activities related to diagnostics products are, or have the potential to be, subject to regulatory oversight by the FDA under provisions of the Federal Food, Drug and Cosmetic Act and regulations thereunder, including regulations governing the development, marketing, labeling, promotion, manufacturing and export of our products. Failure to comply with applicable requirements can lead to sanctions, including withdrawal of products from the market, recalls, refusal to authorize government contracts, product seizures, civil money penalties, injunctions and criminal prosecution.

Generally, certain categories of medical devices, a category that may be deemed to include potential future products based upon our ProteinChip platform, require FDA pre-market approval or clearance before they may be marketed and placed into commercial distribution. Although the FDA believes it has jurisdiction to regulate in-house laboratory tests, or “home brews,” that have been developed and validated by the laboratory providing the tests, the FDA has not, to date, actively regulated those tests. “Active ingredients” (known as “analyte specific reagents” or “ASRs”) that are sold to laboratories for use in tests developed in-house by clinical laboratories generally do not require FDA approval or clearance. ASRs generally do not require FDA pre-market approval or clearance if they are (i) sold to clinical laboratories certified by the government to perform high complexity testing, (ii) manufactured in compliance with the FDA’s QSRs, and (iii) labeled in accordance with FDA requirements, including a statement that their analytical and performance characteristics have not been established. A similar statement would also be required on all advertising and promotional materials relating to ASRs, such as those used in certain of our proposed future tests. We believe that clinical laboratory testing based upon our ProteinChip platform, and any ASRs that we intend to sell to clinical reference laboratories, currently would not require FDA approval or clearance. The FDA has publicly stated it is reevaluating its ASR policy, and we expect that revisions to FDA policies may be implemented in the future that may have the effect of increasing the regulatory burden on manufacturers of these devices. The commercialization of our products and services could be impacted by being delayed, halted or prevented. We cannot be sure that tests based upon our ProteinChip platform, or a combination of reagents, will not require pre-market approval or clearance.

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

With respect to devices reviewed through the 510(k) process, we may not market a device until an order is issued by the FDA finding our product to be substantially equivalent to a legally marketed device known as a predicate device. A 510(k) submission may involve the presentation of a substantial volume of data, including clinical data. The FDA may agree that the product is substantially equivalent to a predicate device and allow the product to be marketed in the U.S. The FDA, however, may determine that the device is not substantially equivalent and require a PMA, or require further information, such as additional test data, including data from clinical studies, before it is able to make a determination regarding substantial equivalence. By requesting additional information, the FDA can further delay market introduction of our products.

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

Once granted, a 510(k) clearance or PMA approval may place substantial restrictions on how our device is marketed or to whom it may be sold. Even in the case of devices like ASRs, many of which are exempt from 510(k) clearance or PMA approval requirements, the FDA may impose restrictions on marketing. Our potential future ASR products may be sold only to clinical laboratories certified under Clinical Laboratory Improvement Amendments of 1988 (“CLIA”) to perform high complexity testing. In addition to requiring approval or clearance for new products, the FDA may require approval or clearance prior to marketing products that are modifications of existing products or the intended uses of these products. We cannot assure that any necessary 510(k) clearance or PMA approval will be granted on a timely basis, or at all. Delays in receipt of or failure to receive any necessary 510(k) clearance or PMA approval, or the imposition of stringent restrictions on the labeling and sales of our products, could have a material adverse effect on us. As a medical device manufacturer, we are also required to register and list our products with the FDA. In addition, we are required to comply with the FDA’s QSRs, which require that our devices be manufactured and records be maintained in a prescribed manner with respect to manufacturing, testing and control activities. Further, we are required to comply with FDA requirements for labeling and promotion. For example, the FDA prohibits cleared or approved devices from being promoted for uncleared or unapproved uses. In addition, the medical device reporting regulation requires that we provide information to the FDA whenever there is evidence to reasonably suggest that one of our devices may have caused or contributed to a death or serious injury, or that there has occurred a malfunction that would be likely to cause or contribute to a death or serious injury if the malfunction were to recur.

Our manufacturing facilities are subject to periodic and unannounced inspections by the FDA and state agencies for compliance with QSRs. Additionally, the FDA will generally conduct a preapproval inspection for PMA devices. Although we believe we will be able to operate in compliance with the FDA’s QSRs for ASRs, we have never been inspected by the FDA and cannot assure that we will be able to maintain compliance in the future. If the FDA believes that we are not in compliance with applicable laws or regulations, it can issue a warning letter, detain or seize our products, issue a recall notice, enjoin future violations and assess civil and criminal penalties against us. In addition, approvals or clearances could be withdrawn under certain circumstances. Failure to comply with regulatory requirements or any adverse regulatory action could have a material adverse effect on us.

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

Employees

As of December 31, 2005, we had 158 full-time employees worldwide, including 72 in sales and marketing, 36 in research and development, 27 in manufacturing and 23 in administration. 48 of our employees on December 31, 2005 had M.D. degrees or Ph.D. degrees in chemistry, biology or biochemistry, and many are experts in software and engineering. We also had an additional 12 individuals engaged as independent contractors. None of our U.S. employees are covered by a collective bargaining agreement, though many of our European employees are covered under national labor agreements. We believe that our relations with our employees are good. Ciphergen’s success will depend in large part on our ability to attract and retain skilled and experienced employees.

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

The transfer agent for our common stock is:

Wells Fargo Shareowner Services
161 N. Concord Exchange
South St. Paul, MN 55075
Tel:  800-468-9716
www.wellsfargo.com/com/shareowner_services

Code of Ethics for Executive Officers

We have adopted a Code of Ethics for Executive Officers. We publicize the Code of Ethics for Executive Officers by posting the policy on our website, http://www.ciphergen.com. We will disclose on our website any waivers of, or amendments to, our Code of Ethics.

ITEM 1A.        RISK FACTORS

The reader should carefully consider each of the risks and uncertainties we describe below, as well as all of the other information in this report. The risks and uncertainties we describe below are not the only ones we face. Additional risks and uncertainties which we are currently unaware of or that we currently believe to be immaterial could also adversely affect our business.

We expect to continue to incur net losses in 2006 and 2007. If we are unable to significantly increase our revenues or significantly decrease our expenses, we may never achieve profitability.

From our inception in December 1993 through December 31, 2005, we have generated cumulative revenue from continuing operations of approximately $175.1 million and have incurred net losses of approximately $195.8 million. We have experienced significant operating losses each year since our inception and expect these losses to continue for at least the next several quarters. For example, we experienced net losses of approximately $25.8 million in 2001, $29.1 million in 2002, $36.7 million in 2003, $19.8 million in 2004, and $35.4 million in 2005. Our losses have resulted principally from costs incurred in research and development, sales and marketing, litigation, and general and administrative costs associated with our operations. These costs have exceeded our gross profit which, to date, has been generated principally from product sales. We expect to incur additional operating losses and these losses may be substantial. We may never achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

If we fail to successfully market the Series 4000, expand sales of our ProteinChip Systems, and develop new and improved applications for our products, our revenue will not increase and we will not achieve profitability.

Our success depends on our ability to continue to expand commercial sales of our ProteinChip Systems and Arrays, and develop new and improved applications for this platform. In particular, our success will depend on our success in marketing and growing sales of our ProteinChip System, Series 4000. If this system does not perform in accordance with market expectations, it is unlikely that we will be able to expand our sales. We may encounter difficulties in developing new, higher performance products or producing our current proteomic systems on a timely basis, we may not be able to produce them economically, we may fail to achieve expected performance levels, or we may fail to gain industry acceptance of such products.

We may experience increased manufacturing costs or failure rates for our ProteinChip Systems and Arrays that are higher than we anticipated, particularly for new products that are introduced.

Our products and the components used in our products are based on complex technologies and we are currently in the process of developing new versions of certain products. We may not be able to cost effectively manufacture such new products. In addition, it is difficult to predict the failure rate of new products. If our manufacturing costs are higher than anticipated or if the failure rates for our products are higher than anticipated, resulting in increased warranty claims and increased costs associated with servicing those claims, our gross profit will decrease. We may also incur additional costs associated with a product retrofit initiated by one of our suppliers for a pump used in older model ProteinChip Systems.

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

We have introduced, and we may introduce in the future, new versions of our ProteinChip Systems, Arrays and Software. New product introductions entail training and educating our customers and prospective customers about the new features, protocols and technology encompassed by the new products. This could disrupt our revenue patterns or temporarily lengthen our sales cycles to a greater extent than it would at larger companies with broader product offerings. New product introductions may temporarily increase our sales and marketing costs. Manufacturing new products inherently runs the risk that initial costs may be high as new production processes are introduced, and it is possible that new products may involve quality issues that negatively impact our gross margins. In addition, the introduction of new products makes the continuing sales of previous product versions difficult and may require significant price discounts on such products.

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

We currently believe that current cash resources together with existing debt facilities will be sufficient to meet our anticipated needs for the next 12 months. However, we may need to raise additional capital sooner in order to develop new or enhanced products or services, increase our efforts to discover biomarkers and develop them into diagnostic products, or acquire complementary products, businesses or technologies. If we are unable to obtain financing, or to obtain it on acceptable terms, we may be unable to successfully execute our business plan.

Future changes in financial accounting standards or practices may cause adverse unexpected fluctuations and affect our reported results of operations.

Future changes in financial accounting standards will affect our reported results of operations. For example, the mandated change effective for us on January 1, 2006 requiring that we record compensation expense in the statement of operations for employee stock options using the fair value method or changes in existing taxation rules related to stock options will have a negative effect on our reported results. The Financial Accounting Standards Board allows a choice of valuation models to estimate the fair value of employee stock options. These models, including the Black-Scholes option-pricing model, use varying methods and inputs and may yield significantly different results. Under the new standard, our estimate of compensation expense will require a number of complex and subjective assumptions including our stock price volatility, employee exercise patterns (expected life of the options), future forfeitures and related tax effects.

Because our business is highly dependent on key executives, scientists, engineers and sales people, our inability to recruit and retain these people could hinder our business expansion plans.

We are highly dependent on our executive officers, senior scientists, engineers and sales people. In certain countries, a few key individuals are important to our local success. Our product development and marketing efforts could be delayed or curtailed if we lose the services of any of these people. To expand our research, product development and sales efforts, we need people skilled in areas such as bioinformatics, biochemistry, information services, manufacturing, sales, marketing and technical support. Competition for qualified employees is intense. We will not be able to expand our business if we are unable to hire, train and retain a sufficient number of qualified employees. During 2004 and 2005, we took steps to reduce our headcount and our voluntary employee turnover has increased from historic levels. In addition, the adoption of Statement of Financial Accounting Standards No. 123 (Revised), “Share-Based Payment”, on January 1, 2006, which will require us to expense all stock-based compensation, may require us to change the manner in which we compensate our employees, which could considerably impact our ability to recruit and retain qualified employees.

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

Shareholder litigation may have a negative financial impact on us and require management time and attention.

Ciphergen and certain of its current and former officers have been named as defendants in a securities class action complaint filed on December 5, 2005, in the United States District Court, Northern District of California. The complaint has been brought on behalf of all persons who purchased Ciphergen’s common stock from August 8, 2005, when we issued a press release announcing unaudited financial results for the second quarter of 2005, through November 16, 2005, when we announced our intention to restate those financial results. Dealing with this matter may require considerable management time and attention, and may result in a negative financial impact on us.

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

One aspect of our business plan is to develop diagnostic tests based on certain biomarkers which we have the right to utilize through licenses with our academic collaborators, such as The Johns Hopkins School of Medicine and University College London. In some cases, our collaborators own the entire right to the biomarkers. In other cases we co-own the biomarkers with our collaborator. If, for some reason, we lose our license to biomarkers owned entirely by our collaborators, we may not be able to use those biomarkers in diagnostic tests. If we lose our exclusive license to biomarkers co-owned by us and our collaborators, our collaborators may license their share of the intellectual property to a third party that may compete with us in offering the diagnostic test.

We have drawn funds from the $10 million secured line of credit provided by Quest Diagnostics. If we fail to achieve the loan forgiveness milestones set forth therein, we will be responsible for full repayment of the loan.

In connection with the strategic alliance with Quest Diagnostics, Quest Diagnostics agreed to provide us with a $10 million secured line of credit, from which we had drawn a total of $2.5 million as of December 31, 2005. Borrowings may be made in monthly increments of up to approximately $417,000 over a two year period, with accrued interest to be paid monthly. Funds from this collateralized line of credit may only be used to pay certain costs and expenses directly related to the strategic alliance, with forgiveness of the repayment obligations based upon our achievement of milestones related to the development, regulatory approval and commercialization of laboratory tests. Should we fail to achieve these milestones, we would be responsible for the repayment of the outstanding principal amount of any such loans on or before July 22, 2010.

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

Our success also depends on avoiding infringing on the proprietary technologies of others. If a third party were to assert claims that we are violating their patents, we might incur substantial costs defending ourselves in lawsuits against charges of patent infringement or other unlawful use of another’s proprietary technology. Any such lawsuit may not be decided in our favor, and if we are found liable, we may be subject to monetary damages or injunction against using their technology. We may also be required to obtain licenses under their patents and such licenses may not be available on commercially reasonable terms, if at all.

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

If we or our future potential partners fail to comply with FDA requirements, we may not be able to market our products and services and may be subject to stringent penalties; further improvements to our manufacturing operations may be required that would entail additional costs.

Currently, the FDA does not actively regulate clinical laboratory tests, or “home brews”, that have been developed and used by the laboratory to conduct in-house testing. “Active ingredients” (known as “analyte specific reagents” or “ASRs”) that are sold to laboratories for use in tests developed in-house by clinical laboratories are generally exempt from the FDA’s pre-market review requirements. We believe that ASRs that we may provide will fall within those exemptions. However, the FDA has publicly stated it is reevaluating its ASR policy and we expect that revisions to FDA policies may be implemented in the future that may have the effect of increasing the regulatory burden on manufacturers of these devices. The commercialization of our products could be impacted by being delayed, halted or prevented. If the FDA were to view any of our actions as non-compliant, it could initiate enforcement action such as a warning letter and possible imposition of penalties. Finally, ASRs that we may provide will be subject to a number of FDA requirements, including compliance with the FDA’s QSRs, which establish extensive regulations for quality assurance and control as well as manufacturing procedures. Failure to comply with these regulations could result in enforcement action for us or our potential partners. Adverse FDA action in any of these areas could significantly increase our expenses and limit our revenue and profitability. Although we are ISO 9001:2000 certified in our ProteinChip manufacturing processes, we will need to undertake additional steps to maintain our operations in line with FDA QSR requirements. Our manufacturing facilities will be subject to periodic regulatory inspections by the FDA and other federal and state regulatory agencies. We have not yet been subject to an FDA inspection. We may not satisfy such regulatory requirements, and any such failure to do so would have an adverse effect on our diagnostics efforts.

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

Our operations as well as those of the collaborators on which we depend are vulnerable to damage or interruption from fire, natural disasters, computer viruses, human error, power shortages, telecommunication failures, international acts of terror and similar events. Our only production facility is located in Fremont, California, where we also have laboratories. Although we have certain business continuity plans in place, we have not established a formal comprehensive disaster recovery plan, and our back-up operations and our business interruption insurance may not be adequate to compensate us for losses we may suffer. A significant business interruption could result in losses or damages incurred by us and require us to cease or curtail our operations.

Legislative actions resulting in higher compliance costs are likely to adversely impact our future financial position, cash flows and results of operations.

Compliance with changing regulation of corporate governance and public disclosure will result in additional expenses. Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and Nasdaq National Market listing requirements, are resulting in increased compliance costs. Specifically, we undertook significant efforts and incurred great expense to comply with Section 404 of the Sarbanes-Oxley Act of 2002. Compliance with these evolving standards will result in increased general and administrative expenses and may cause a diversion of management time and attention from revenue-generating activities to compliance activities.

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

•       potential impairment of goodwill;

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

Because we do not intend to pay dividends, our stockholders will benefit from an investment in our common stock only if it appreciates in value.

We have never declared or paid any cash dividends on our common stock. We currently intend to retain our future earnings, if any, to finance the expansion of our business and do not expect to pay any cash dividends in the foreseeable future. As a result, the success of an investment in our common stock will depend entirely upon any future appreciation. There is no guarantee that our common stock will appreciate in value or even maintain the price at which our investor purchased his shares.

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

There is no guarantee that an active trading market for our common stock will be maintained on the Nasdaq Stock Market’s National Market. Investors may not be able to sell their shares quickly or at the latest market price if trading in our stock is not active. An active trading market for the notes may not be maintained. If an active market for the notes is not sustained, the trading price of the notes could decline significantly. The notes are eligible for trading on the PORTAL Market. We do not intend to apply for listing of the notes on any securities exchange.

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

Future sales of substantial amounts of our common stock in the public market, or the perception that such sales are likely to occur, could affect prevailing trading prices of our common stock and the value of the notes. As of December 31, 2005, we had:

•       35,998,881 shares of common stock outstanding;

•       6,333,504 shares of common stock reserved for issuance upon exercise of options outstanding under our stock option plans with a weighted average exercise price of $4.46 per share;

•       in addition to the shares reserved for issuance upon the exercise of options referred to in the preceding bullet point, 425,797 shares reserved for future issuance under our stock option and employee stock purchase plans;

•       a warrant outstanding for 2,200,000 shares of common stock at a purchase price of $3.50 per share; and

•       25,000 shares of common stock potentially issuable to Gail Page, President and Chief Executive Officer of Ciphergen, contingent upon the achievement of a specific diagnostic milestone.

Because the notes are convertible into common stock only at a specific conversion price, a decline in our common stock price may cause the value of the notes to decline.

ITEM 1B.       UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                PROPERTIES

Our principal facility is located in Fremont, California. The following chart indicates the facilities that we lease, the location and size of each facility and its designated use.

Location	Approximate Square Feet	Primary Functions	Lease Expiration Date
Fremont, California	61,000 sq. ft.	Research and development laboratories, Biomarker Discovery Center laboratory, manufacturing facility, marketing, sales and administrative offices	2008
Fresno, California	1,000 sq. ft.	Research and development laboratory	May 2006
Galveston, Texas	500 sq. ft.	Sales demonstration laboratory	2007
Malvern, Pennsylvania	4,500 sq. ft.	Biomarker Discovery Center laboratory	2010
Copenhagen, Denmark	2,000 sq. ft.	Biomarker Discovery Center laboratory, sales office	2009
Berlin, Germany	3,200 sq. ft.	Sales demonstration laboratory	2010
Guildford, England	3,700 sq. ft.	Sales office and demonstration laboratory	2010
Osaka, Japan	600 sq. ft.	Sales office	March 2006
Yokohama, Japan	8,000 sq. ft.	Biomarker Discovery Center laboratory, sales, service and administrative office	August 2006, and 2007

We are actively reviewing all of our space needs with a view to reducing our overall facilities expenses. Actions we may take include not renewing certain leases upon their expiration as well as seeking to sublease space to others.

ITEM 3.                LEGAL PROCEEDINGS

Ciphergen and certain of its current and former officers have been named as defendants in a securities class action complaint filed on December 5, 2005, in the United States District Court, Northern District of California (Docket No. C 05 4997 MHP). The complaint has been brought on behalf of all persons who purchased Ciphergen’s common stock from August 8, 2005, when we issued a press release announcing unaudited financial results for the second quarter of 2005, through November 16, 2005, when we announced our intention to restate those financial results. The Plaintiffs do not demand any particular amount in damages. We have not yet responded to this complaint. Given the early stage of this action, Ciphergen cannot predict the ultimate outcome of this matter at this time.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of 2005.

PART II

ITEM 5.                MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has been quoted on the Nasdaq National Market under the symbols “CIPH” and “CIPHE” since the effective date of our initial public offering on September 28, 2000. Prior to that time, there was no public market for our stock. The closing price for our common stock on February 28, 2006 was $1.75 per share. The following table sets forth the high and low sales prices per share of our common stock as reported on the Nasdaq National Market for the periods indicated.

	Sale Price
	High	Low
Fiscal 2004:
First quarter	$11.68	$7.50
Second quarter	9.45	6.09
Third quarter	6.00	2.61
Fourth quarter	4.71	3.05
Fiscal 2005:
First quarter	4.34	2.62
Second quarter	2.81	1.39
Third quarter	2.65	1.67
Fourth quarter	1.99	0.64

We currently expect to retain future earnings, if any, for use in the operation and expansion of our business. We have not paid any cash dividends, nor do we anticipate paying any cash dividends in the foreseeable future. As of February 28, 2006, there were 35,998,881 shares of our common stock issued and outstanding and held by approximately 144 holders of record. There are approximately 4,000 beneficial owners of our common stock.

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

Ciphergen may redeem the notes at its option, in whole or in part, at any time on or after September 1, 2006 at specified redemption prices plus accrued and unpaid interest, provided that the notes will be redeemable only if the closing price of the stock equals or exceeds 150% of the conversion price then in effect for at least 20 trading days within a period of 30 consecutive trading days ending on the trading day before the date of the notice of the redemption. The 3,264,987 shares that could be issued if all convertible senior notes were converted into common stock have not been included in the calculation of loss per share, as these potential common shares are antidilutive. Upon a change of control, each holder of the notes may require us to repurchase some or all of the notes at specified redemption prices, plus accrued and unpaid interest. The debenture contains a put option that entitles the holder to require us to redeem the debenture at a price equal to 105.0% of the principal balance upon a change in control of Ciphergen. We do not anticipate that the put option will have significant value because no change of control is currently contemplated.

The notes and underlying shares were registered with the SEC on Form S-3 on October 8, 2003.

Issuance of Common Stock to LumiCyte

On May 28, 2003, we settled our litigation with Molecular Analytical Systems, Inc., LumiCyte, Inc. and T. William Hutchens. As part of this settlement, we issued to LumiCyte 1,250,000 shares of Ciphergen common stock, which were valued at $7.8 million. These shares were registered with the SEC on Form S-3 on June 24, 2003.

Recent Sales of Other Unregistered Securities

On July 22, 2005, pursuant to a stock purchase agreement, Ciphergen sold Quest Diagnostics Incorporated (“Quest Diagnostics”) 6,225,000 shares of Ciphergen’s common stock, or approximately 17.4% of shares outstanding after the transaction, for an aggregate purchase price of $15,000,000 and issued Quest Diagnostics a warrant to purchase up to 2,200,000 shares of Ciphergen’s common stock at an exercise price of $3.50 per share, subject to certain adjustments. While the warrant issued to Quest Diagnostics is exercisable at any time, Ciphergen and Quest Diagnostics later clarified that the total number of shares of common stock purchased pursuant to such transaction and issuable upon exercise of the warrant would at no time exceed 19.9% of the total number of outstanding shares of Ciphergen common stock (provided that Quest Diagnostics may, prior to or concurrently with the exercise of their warrant, sell such number of shares of Ciphergen common stock that, after the exercise of the warrant and such sale of shares, Quest Diagnostics would not own more than 19.9% of Ciphergen’s common stock). This warrant is exercisable at any time prior to July 22, 2010. The proceeds received by Ciphergen from the sale of the common stock or upon any exercise of the warrant will be used for working capital and general corporate purposes. The securities offered, issued and sold pursuant to this financing will not be registered under the Securities Act of 1933, as amended, by reason of an exemption from the registration requirements under Section 4(2) and/or Rule 506 of Regulation D of the Securities Act, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. Pursuant to the terms of the stock purchase agreement, we were able to rely upon the representations and warranties provided by Quest Diagnostics contained therein in connection with the issuance of the shares of common stock and the warrants without registration. Pursuant to the stock purchase agreement, we also provided certain registration rights to Quest Diagnostics whereby they may demand that we subsequently register their shares under the Securities Act or, if we file another registration statement under the Securities Act, Quest Diagnostics may elect to include their shares in that registration, subject to various conditions. This stock sale and the issuance of the warrant were not subject to stockholder approval.

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

•                     ESPP.   Subject to limits, all of our officers and employees in the U.S. are eligible to participate in the ESPP. The ESPP operates in successive 6-month offering and purchase periods. Participants in the ESPP may purchase common stock at the end of each purchase period at a purchase price equal to 85% of the lower of the fair market value of the stock at the beginning of the offering period or the end of the purchase period. The administrator of the ESPP may allow participants to contribute up to 15% of their eligible compensation to purchase stock under the plan. The ESPP is administered by the Board or a committee of the Board.

Summary Table.   The following table sets forth, for each of Ciphergen’s equity-based compensation plans, the number of shares of Ciphergen common stock subject to outstanding options and rights, the weighted-average exercise price of outstanding options, and the number of shares available for future award grants as of December 31, 2005.

Equity Compensation Plan Table

Plan Category	Number of Shares of Common Stock to be Issued Upon Exercise of Outstanding Options and Rights		Weighted-Average Exercise Price of Outstanding Options and Rights	Number of Shares of Common Stock Remaining Available for Future Issuance Under Equity Compensation Plans (excluding shares reflected in the first column)
Equity compensation plans approved by security holders	6,374,983	(1)	$4.44	425,797	(2)
Equity compensation plans not approved by security holders	—		—	—
Total	6,374,983		$4.44	425,797

(1)          Includes outstanding stock options for 812,035 shares under the 1993 Plan and 5,521,469 shares under the 2000 Plan. Also includes 41,479 shares after giving effect to estimated purchases under the ESPP for the purchase period that will end on May 1, 2006 based on participant contributions through December 31, 2005.

(2)          Includes 259,299 shares for the 2000 Plan. On January 1 of each year during the term of the 2000 Plan, the total number of shares available for award purposes under the 2000 Plan will increase by the lesser of (i) 2,150,000 shares, (ii) 5% of the outstanding shares of common stock on the last day of the immediately preceding fiscal year, or (iii) an amount determined by the Board. The aggregate number of shares available for issuance under the 2000 Plan increased by 1,300,000 shares on January 1, 2006. The data presented in this table was calculated as of December 31, 2005 and does not reflect the January 1, 2006 increase. Also includes 166,498 shares for the ESPP. On January 1 of each year during the term of the ESPP, the total number of shares available for sale under the ESPP will increase by the lesser of (i) 430,000 shares, (ii) 1% of the outstanding shares of common stock on the last day of the immediately preceding fiscal year, or (iii) an amount determined by the Board. The aggregate number of shares available for sale under the ESPP increased by 170,000 shares on January 1, 2006 and is not included in the table above.

ITEM 6.               SELECTED FINANCIAL DATA

The following tables reflect selected summary consolidated financial data for each of the last five fiscal years. This data should be read in conjunction with the consolidated financial statements and notes thereto, and with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K. Historical results are not necessarily indicative of the results to be expected in the future. On November 30, 2004 we completed the sale of our BioSepra business. Accordingly, the information set forth in the table below has been restated to reflect the BioSepra business as a discontinued operation.

	Years Ended December 31,
	2005	2004	2003	2002	2001
	(in thousands, except per share data)
Statement of Operations Data:
Revenue:
Products	$18,350	$31,378	$35,872	$23,572	$13,370
Products revenue from related parties	—	—	—	827	1,192
Services	8,896	8,803	7,766	4,809	1,794
Total revenue	27,246	40,181	43,638	29,208	16,356
Cost of revenue:
Products	9,372	11,199	11,911	6,761	4,216
Products revenue from related parties	—	—	—	334	434
Services	4,321	3,876	3,426	2,277	628
Litigation settlement	—	—	7,257	—	—
Total cost of revenue	13,693	15,075	22,594	9,372	5,278
Gross profit	13,553	25,106	21,044	19,836	11,078
Operating expenses:
Research and development	13,196	19,268	23,628	19,593	12,428
Sales and marketing	18,009	26,019	21,255	17,960	13,552
General and administrative	14,404	14,136	14,815	14,422	12,925
Amortization of intangible assets	—	—	—	—	152
Goodwill impairment	2,453	—	—	—	—
Total operating expenses	48,062	59,423	59,698	51,975	39,057
Loss from operations	(34,509)	(34,317)	(38,654)	(32,139)	(27,979)
Interest and other income (expense), net	(1,871)	(2,145)	(211)	1,435	3,278
Loss from continuing operations before income taxes	(36,380)	(36,462)	(38,865)	(30,704)	(24,701)
Income tax provision (benefit) from continuing operations	7	109	(47)	(44)	140
Net loss from continuing operations	(36,387)	(36,571)	(38,818)	(30,660)	(24,841)
Discontinued operations:
Income (loss) from discontinued operations, net of tax	—	(1,797)	2,071	1,588	(971)
Gain from sale of BioSepra business, net of tax	954	18,527	—	—	—
Net income (loss) from discontinued operations	954	16,730	2,071	1,588	(971)
Net loss	$(35,433)	$(19,841)	$(36,747)	$(29,072)	$(25,812)
Basic and diluted net loss per share:
Net loss per share from continuing operations	$(1.13)	$(1.25)	$(1.38)	$(1.14)	$(0.94)
Net income (loss) per share from discontinued operations	0.03	0.57	0.07	0.06	(0.03)
Net loss per share	$(1.10)	$(0.68)	$(1.31)	$(1.08)	$(0.97)
Weighted average shares used in computing basic and diluted net loss per share	32,321	29,244	28,154	26,965	26,512

	As of December 31,
	2005	2004	2003	2002	2001
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$27,978	$37,567	$47,316	$42,541	$77,124
Working capital	27,130	39,932	51,970	47,667	70,890
Total assets	52,811	74,377	102,026	87,615	106,816
Long-term debt and capital lease obligations, including current portion	31,512	29,397	31,865	2,816	2,610
Total stockholders’ equity	6,523	26,715	47,892	68,354	93,229

ITEM 7.               MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We develop, manufacture and sell our ProteinChip® Systems, which use patented Surface Enhanced Laser Desorption/Ionization (“SELDI”) technology. These systems consist of a ProteinChip Reader, ProteinChip Software and related accessories which are used in conjunction with our consumable ProteinChip Arrays and ProteinChip Kits. We market and sell our products primarily to research biologists in pharmaceutical and biotechnology companies, and academic and government research laboratories. In 1997, we acquired IllumeSys Pacific, Inc., which holds specific rights to the SELDI technology for the life science research market. Our first designed and manufactured system, the ProteinChip System, Series PBS I, was available for shipment in the third quarter of 1997. In 1997, we also established a subsidiary in the U.K. and began direct selling in Europe. During 1999, we initiated an expanded marketing program and in May began shipping the ProteinChip System, Series PBS II, the latest version of which is now referred to as the ProteinChip Biology System. In 1999, we also established a joint venture with Sumitomo Corporation to distribute our products in Japan. During 2000, we began offering research services and established Biomarker Discovery Center laboratories in Fremont, California; Copenhagen, Denmark; and Malvern, Pennsylvania.

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

We have used our resources primarily to develop and expand our proprietary ProteinChip Systems and related consumables and to establish a marketing and sales organization for commercialization of our products. We also used our funds to establish a joint venture to distribute our products in Japan and to increase our ownership in the joint venture to 100%. In addition, we acquired the BioSepra process chromatography business in 2001, which we sold for a gain in 2004. We have also used our resources to establish Biomarker Discovery Center laboratories to provide research services to our clients, to foster further adoption of our products and technology, and to discover biomarkers that we seek to patent for diagnostic and other purposes. In early 2004, we increased our efforts to discover and commercialize protein biomarkers and panels of biomarkers that can be developed into protein molecular diagnostic tests that improve patient care. Since our inception we have incurred significant losses and as of December 31, 2005, we had an accumulated deficit of $195.8 million.

Our sales are currently driven by the need for new and better tools to perform protein discovery, characterization, purification, identification and assay development. Many of the ProteinChip Systems sold to our customers also generate a recurring revenue stream from the sale of consumables and maintenance contracts. In addition, some of our customers later enhance their ProteinChip Systems by adding our automation accessories and advanced software.

Our expenses have consisted primarily of materials, contracted manufacturing services, labor and overhead costs to manufacture our ProteinChip Systems and ProteinChip Arrays and to provide customer services; marketing and sales activities; research and development programs; litigation; and general and administrative costs associated with our operations.

We expect to incur losses at least for the next year. Our current level of revenue is insufficient for us to become profitable. To become profitable, we will need to increase unit sales of our ProteinChip Systems and Arrays as well as begin achieving revenue from our diagnostics efforts. We have a limited history of operations and we anticipate that our quarterly results of operations will fluctuate for the foreseeable future due to several factors, including market acceptance of current and new products, the length of the sales cycle and timing of significant orders, the timing and results of our research and development efforts, the introduction of new products by our competitors and possible patent or license issues. Our limited operating history makes accurate prediction of future results of operations difficult or impossible.

Recent Developments

On July 22, 2005, we entered into a strategic alliance agreement with Quest Diagnostics covering a three year period during which the parties will strive to develop and commercialize up to three diagnostic tests based on Ciphergen’s proprietary SELDI ProteinChip technology. Pursuant to the agreement, Quest Diagnostics will have the non-exclusive right to commercialize these tests on a worldwide basis, with exclusive commercialization rights in territories where Quest Diagnostics has a significant presence for up to five years following commercialization. As part of the strategic alliance, there is a royalty arrangement under which Quest Diagnostics will pay royalties to Ciphergen based on fees earned by Quest Diagnostics for applicable diagnostics services, and Ciphergen will pay royalties to Quest Diagnostics based on Ciphergen’s revenue from applicable diagnostics products. To date, no such royalties have been earned by either party. Quest Diagnostics and Ciphergen have also entered into a supply agreement under which Ciphergen will sell instruments and consumable supplies to Quest Diagnostics to be used for performing diagnostics services. In addition, for an aggregate purchase price of $15 million, Quest Diagnostics has purchased 6,225,000 shares of Ciphergen’s common stock, or approximately 17.4% of shares outstanding after the transaction, and a warrant having a term of five years to purchase up to an additional 2,200,000 shares for $3.50 per share. The warrant was valued at approximately $2.2 million based on the fair value as determined by a Black-Scholes model using the following assumptions: risk-free interest rate, 4.04%; expected life, 5 years; expected volatility 69%. Quest Diagnostics has also agreed to loan Ciphergen up to $10 million with interest accrued at the prime rate plus 0.5% and paid monthly, solely to fund certain development activities related to the strategic alliance. Borrowings may be made by Ciphergen in monthly increments of up to approximately $417,000 on the last day of each month during the first two years of the strategic alliance, and at December 31, 2005, such borrowings amounted to $2.5 million. This loan, collateralized by certain intellectual property of Ciphergen, will be forgiven based on Ciphergen’s achievement of certain milestones related to development, regulatory approval and commercialization of certain diagnostic tests. Should the Company fail to achieve these milestones, the outstanding principal amount of any such loans will become due and payable on July 22, 2010. From the inception of the strategic alliance through December 31, 2005, we have spent approximately $2.2 million of the loan proceeds on in-house research and development, as well as collaborations with others, directed towards achieving the milestones. Spending for this purpose is expected to continue and to increase, partly as a result of the additional expenses associated with the collaboration with University College London et al. described below.

On October 3, 2005, we entered into a two year research and license agreement with University College London and UCL BioMedica Plc. (together, “UCL”) to utilize Ciphergen’s suite of proteomic solutions (Deep Proteome™, Pattern Track™ Process and ProteinChip® System) to further UCL’s ongoing research in ovarian cancer and breast cancer. Under the terms of the agreement, Ciphergen has exclusive rights to license intellectual property resulting from discoveries made during the course of this collaboration for use in developing, manufacturing and selling products and services utilizing the intellectual property. Additionally, Ciphergen will contribute approximately $2.1 million in cash and $652,000 in the form of Ciphergen equipment, software, arrays and consumable supplies as requested by UCL, valued at Ciphergen’s list selling price, to cover part of the costs incurred by UCL specifically for this research program. $1.1 million of the cash obligation is to be paid in the first year of the agreement and is non-cancelable. The remainder is to be paid in the second year of the agreement and is cancelable with three months advance notice. As of December 31, 2005, we had expensed $306,000, of which $33,000 represented our cost for the arrays and consumables we had provided, and the remaining $273,000 was recorded as an accrued liability.

On December 20, 2005, Ciphergen’s Board of Directors approved the accelerated vesting of all unvested and “out-of-the-money” stock options held by employees with an exercise price per share of $4.00 or higher. The accelerated vesting caused options previously awarded for the purchase of approximately 1,035,000 shares of Ciphergen’s common stock, representing approximately 16% of total options outstanding, to vest and become exercisable immediately, subject to continued restrictions on sale. Of the 224 option grants subject to accelerated vesting, 27 are held by executive officers. Under APB No. 25 and FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation” , the acceleration of the vesting of these options did not result in a compensation charge because the exercise prices of the affected options was greater than the closing price of our common stock on December 20, 2005. The decision to accelerate the vesting of these options was made primarily to reduce non-cash compensation expense that would have been recorded in Ciphergen’s income statement in future periods upon the adoption of SFAS 123(R) beginning in January 2006. As a result of this acceleration, we expect to reduce the stock option expense we would otherwise be required to record by approximately $2.2 million, which is included in the pro forma calculation of net income under SFAS 123 included in note 1 of the Notes to Consolidated Financial Statements. Approximately $0.9 million of the $2.2 million would have related to 2006. The Board of Directors believes the accelerated vesting of these options to be in the best interest of our shareholders and employees.

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

We generally include a standard 12-month warranty on our instruments and accessories in the form of a maintenance contract upon initial sale. We also sell separately priced maintenance (extended warranty) contracts, which are generally for 12 or 24 months, upon expiration of the initial warranty. We make no distinction between a standard warranty and a maintenance (extended warranty) contract, as coverage under both the standard and extended maintenance contracts is identical. Because we do not offer traditional warranties but enhance them such that they are identical to our separately priced maintenance contracts, we believe it is appropriate to account for them the same way. Revenue for both the standard and extended maintenance contracts is deferred and recognized ratably over the maintenance contract term. Related costs are expensed as incurred. If we were to experience an increase in warranty claims or if costs of servicing these maintenance contracts were greater than the expectations upon which the maintenance contract deferrals had been based, our gross margins could be adversely affected.

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

Depreciation and Amortization

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization is computed for financial reporting purposes principally using the straight-line method over the following estimated useful lives: machinery and equipment, 3-5 years; demonstration equipment, 2 years; computer equipment and software, 3 years; furniture and fixtures, 5 years; buildings and leasehold improvements, lesser of their economic life or the term of the underlying lease. If assets are determined to have useful lives shorter than originally estimated, the net book value of the assets is depreciated over the newly determined remaining useful lives.

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

Goodwill Impairment

We recorded goodwill principally as a result of our acquisitions of IllumeSys Pacific, Inc. in 1997, Ciphergen Technologies, Inc. in 1998 and BioSepra S.A. in 2001, and the increases in our ownership of Ciphergen Biosystems KK in 2002 and 2004. The goodwill related to BioSepra was written off against the gain on the sale of the BioSepra business in 2004. We perform goodwill impairment tests on an annual basis and more frequently when events and circumstances occur that indicate a possible impairment of goodwill. In determining whether there is an impairment of goodwill, we calculate the estimated fair value of the reporting unit in which the goodwill is recorded using a discounted future cash flow method. We then compare the resulting fair value to the net book value of the reporting unit, including goodwill. If the net book value of a reporting unit exceeds its fair value, we measure the amount of the impairment loss by comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. To the extent that the carrying amount of a reporting unit’s goodwill exceeds its implied fair value, we recognize a goodwill impairment loss. We performed annual impairment tests through 2004 and determined that no impairment had occurred. We performed an annual impairment test in 2005 and determined that goodwill of $2.5 million associated with our Japanese subsidiary had been impaired. (See note 6, “Purchase of Additional Ownership Interest in Ciphergen Biosystems KK”, and note 8, “Goodwill and Other Intangible Assets”, in the Notes to Consolidated Financial Statements.) The discounted future cash flow method used in the first step of our impairment test involves significant estimates including future cash inflows from estimated revenues, future cash outflows from estimated project costs and general and administrative costs, timing of collection and payment of various items, working capital levels, future growth rates and profit margins, as well as discount rate and terminal value assumptions. Although we believe the estimates and assumptions that we used in testing for impairment are reasonable, changes in any one of these assumptions could produce a significantly different result.

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

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised), “Share-Based Payment.” This new standard requires the expensing of all stock-based compensation. Under the new standard, our estimate of compensation expense will require a number of complex and subjective assumptions including our stock price volatility, employee exercise patterns (expected life of the options), future forfeitures and related tax effects. SFAS No. 123(R) will be effective for us beginning in the first quarter of fiscal 2006. Management expects that we will use the modified prospective application method and that we will recognize stock-based compensation expense on a straight-line basis over the vesting periods of the awards. The amount of stock-based compensation we record will depend on a number of factors, including the amount of awards granted and the fair value of those awards at the time of grant.

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

Results of Operations

Comparison of Years Ended December 31, 2005, 2004 and 2003

In the following discussion of our results of operations, results related to the BioSepra business have been reclassified as discontinued operations for all periods discussed.

Revenue

Product revenue was $18.4 million in 2005, $31.4 million in 2004, and $35.9 million in 2003. The $13.0 million or 42% decrease in product revenue from 2004 to 2005 was largely the result of a 54% decrease in revenue from sales of our ProteinChip Systems, accessories and software, as well as a 14% decrease in revenue from our arrays and consumables. The decrease in systems and related revenue was due to a 41% decrease in unit sales of ProteinChip Systems and a 22% decrease in average revenue per system sold due to increased discounting and incentives we offered to expedite orders, discounts offered to customers on trade ins of their older model ProteinChip Systems for a new Series 4000, and the competitive environment. The decrease in array and consumable sales was largely driven by lower unit sales due in part to fewer new instrument placements, which typically include a significant initial purchase of consumables. In Japan, we price our products in Japanese yen, and the strengthening of the U.S. dollar against the Japanese yen resulted in a decrease in product revenue of approximately $370,000.

In the third quarter of 2005, we sold nine ProteinChip Systems to one customer for $601,000. We also entered into a product development agreement with this same customer, whereby the customer will develop for us a specific new product and we may pay the customer up to $500,000 based on the customer’s attainment of specified development milestones. Under this agreement, Ciphergen paid this customer $300,000 of development fees during 2005. This was recorded, following EITF 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)”, as a reduction to revenue, resulting in net revenue from this customer of approximately $301,000 in 2005. This constituted approximately 2% of products revenue and 1% of total revenue for 2005. In future periods, if this third party achieves a development milestone, Ciphergen will record its payment obligation as a reduction to revenue in the period in which that development milestone is met.

The $4.5 million or 13% decrease in product revenue from 2003 to 2004 was primarily the result of a 22% decrease in revenue from sales of our ProteinChip Systems, accessories and software. This was largely due to a 13% decline in unit sales of ProteinChip Systems, reflecting a more competitive selling environment. In addition, we experienced a 10% decrease in average revenue per system sold due to lower list prices for the Series 4000 as compared to its predecessor model, as well as increased discounting as a result of the competitive environment and slightly lower accessory sales when comparing the two periods. This was partially offset by a 20% increase in array and other consumables sales driven by greater unit sales to a larger installed base of customers.

Service revenue was $8.9 million in 2005, $8.8 million in 2004, and $7.8 million in 2003. The $93,000 or 1% increase in service revenue from 2004 to 2005 was primarily due to a $313,000 increase in revenue from collaboration services handled through our Biomarker Discovery Center laboratories due to the completion of several large contracts in 2005, and from a $97,000 increase in revenue from maintenance contracts, driven by growth in our installed base. However, revenue from training and consulting services decreased $317,000 primarily due to fewer new instrument placements, which typically include an initial registration for one or more training classes.

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

We expect that future revenues for our business will be affected by, among other things, our ability to develop and commercialize diagnostic tests based on the ProteinChip platform, demand for our ProteinChip Systems and Arrays, the degree of acceptance by the market of our Series 4000 platform, the level of continuing purchases of arrays by existing customers, new product and application introductions, customer budgets, competitive conditions and government funding for research in our field.

Cost of Revenue

Cost of product revenue was $9.4 million in 2005, $11.2 million in 2004, and $11.9 million in 2003. The $1.8 million or 16% decrease in cost of product revenue from 2004 to 2005 resulted from a decrease in unit sales of our ProteinChip Systems, accessories, software, arrays and other consumables, as well as a $1.1 million decrease in the provision for excess and obsolete inventories in 2005 compared to 2004. We introduced our current Series 4000 platform in 2004 and concurrently increased inventory reserves for older products. These decreases were partially offset by higher costs of materials recorded in 2005, compared to 2004 when a portion of sales included instruments with components previously charged to research and development. The gross margin for product revenue decreased from 64% in 2004 to 49% in 2005. The decrease in gross margin for product revenue was largely due to lower gross margins for arrays and consumables resulting from lower production volumes in 2005 compared to 2004, thus spreading our fixed manufacturing overhead costs over fewer units produced and eroding gross margin on products revenue by approximately 12% of products revenue. The decrease in gross margin from 2004 to 2005 was also due to lower gross margins for ProteinChip Systems as a result of increased discounting.

The $712,000 or 6% decrease in cost of product revenue from 2003 to 2004 resulted primarily from a decrease in unit sales of our ProteinChip Systems. The gross margin for product revenue decreased from 67% in 2003 to 64% in 2004. This decrease was largely due to a decrease in the average selling price of our systems. In the third quarter, we offered special, introductory pricing for one quarter for our newly introduced ProteinChip System, Series 4000; we also discounted our remaining stock of older model ProteinChip Systems. In the six months of 2004 after launching the Series 4000, this new product accounted for 81% of our unit sales, while older model ProteinChip Systems and Tandem MS Interfaces accounted for 14% and 5%, respectively. Cost of product revenue in 2004 also included an increase in the provision for excess and obsolete inventory of $1.2 million. This reduced the gross margin for product revenue by 4% of product revenue. The increase in the provision for excess and obsolete inventory was largely to provide an appropriate reserve for our older ProteinChip Systems in light of the introduction of the new Series 4000 model. This was offset by sales of the ProteinChip System, Series 4000, that were built with $1.3 million of components previously charged to research and development expense prior to the product achieving technological feasibility, thus favorably impacting the gross margin by 4% of product revenue.

Deferred stock-based compensation for options granted to employees is the difference between the fair value of our common stock on the date such options were granted and their exercise price. Stock-based compensation for options granted to consultants is periodically remeasured as the underlying options vest. Stock-based compensation expense in cost of product revenue was $0 in 2005, $45,000 in 2004, and $81,000 in 2003.

Cost of service revenue was $4.3 million in 2005, $3.9 million in 2004, and $3.4 million in 2003. From 2004 to 2005, cost of service revenue increased $445,000 or 11% primarily due to increased costs associated with paid projects performed by our Biomarker Discovery Center laboratories and customer training. The gross margin for service revenue decreased from 56% in 2004 to 51% in 2005 mainly due to lower gross margins realized on Biomarker Discovery Center contracts, which have costs that typically vary based on the complexity and difficulty of the work being undertaken, and lower gross margins on our training services.

From 2003 to 2004, cost of service revenue increased $450,000 or 13% due to increased field service costs to provide service for a greater number of maintenance contracts, partially offset by decreased collaboration expenses associated with revenue-generating contracts at our Biomarker Discovery Center laboratories. The gross margin for service revenue remained at 56% for 2003 and 2004.

We believe that gross profit as a percentage of revenue in future periods will be affected by, among other things, sales volumes, competitive conditions, discounts offered, inventory reserve levels and the amount of scrap and rework we incur in our manufacturing processes.

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

•       Ciphergen issued to LumiCyte 1,250,000 shares of Ciphergen common stock which was valued at $7.8 million; and

•       Ciphergen agreed to pay license fees to MAS based on the revenues Ciphergen and its affiliates derive from the SELDI technology and recognize between February 21, 2003 and May 28, 2014, provided that such license fees will not exceed $1.0 million during the calendar year 2003 or $10.0 million in the aggregate. Although $10.0 million is the maximum amount that could be payable, we feel it is likely that in the remaining approximately nine years until May 2014, we will achieve cumulative sales sufficient to reach this upper limit. Through December 31, 2005, we paid or accrued a total of $2.2 million in such license fees.

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

Of the total anticipated settlement costs of $20.8 million, $7.3 million was attributed to periods prior to April 1, 2003 and expensed as a non-recurring item in the second quarter of 2003. $906,000 was amortized to cost of revenue for the remainder of 2003, $1.2 million was amortized to cost of revenue in both 2004 and 2005, and the remaining $10.2 million will be amortized to cost of revenue in future periods through the second quarter of 2014. The cost is being prorated between cost of products revenue and cost of services revenue each month based on the ratio of SELDI-based products revenue to SELDI-based services revenue.

Operating Expenses

Research and Development

Research and development expenses were $13.2 million in 2005, $19.3 million in 2004, and $23.6 million in 2003. From 2004 to 2005, research and development expenses decreased $6.1 million or 32% primarily due to a decrease of $2.2 million in salaries, payroll taxes and employee benefits due to a 39% decline in research and development staff. Materials and supplies used in the development of new products also decreased by $1.9 million and consulting fees decreased by $1.0 million, consistent with the scaling back of research programs related to our instrument platform. Spending on diagnostics research under the strategic alliance with Quest Diagnostics was approximately $2.2 million in 2005 during the first five months of the alliance.

From 2003 to 2004, research and development expenses decreased $4.4 million or 18% primarily due to a decrease of $2.5 million in salaries, payroll taxes and employee benefits, excluding our Biomarker Discovery Center laboratories, due to a decline in research and development staff resulting primarily from the completion of our Series 4000 development program as well as the cancellation or scaling back of various early-stage research and development projects in line with our cost reduction efforts. These actions also resulted in a decrease of approximately $1.6 million for engineering parts and other project materials, excluding our Biomarker Discovery Center laboratories. These were partially offset by an increase of approximately $907,000 in Biomarker Discovery Center activities related to projects targeting the discovery and development of biomarkers that could potentially be developed into diagnostic products. In addition, stock-based compensation expense declined $150,000.

Stock-based compensation expense in research and development expenses was $0 in 2005, $37,000 in 2004, and $187,000 in 2003.

We expect research and development expenses to decline in 2006 relative to 2005 due to having fewer research and development employees in 2006 as well as slowing or canceling selected early-stage research and development programs related to new instrumentation platforms as part of our efforts to control expenses, partially offset by an increase in our research and development activities associated with developing and commercializing diagnostic tests as part of our strategic alliance with Quest Diagnostics, and discovering biomarkers that could potentially be developed into additional diagnostic products.

Sales and Marketing

Sales and marketing expenses were $18.0 million in 2005, $26.0 million in 2004, and $21.3 million in 2003. From 2004 to 2005, sales and marketing expenses decreased $8.0 million or 31%, largely due to lower payroll-related costs as a result of a 40% decrease in the sales and marketing staff thereby decreasing payroll and related costs approximately $4.1 million. The reduction in our sales force also resulted in a $1.6 million decrease in travel expenses and a $559,000 decrease in ProteinChip Arrays and lab supplies used for customer demonstrations. The cost of advertising, trade shows and other promotional activities declined by approximately $1.2 million; such expenses were unusually high in 2004 due to the launch of our Series 4000 ProteinChip System that year.

From 2003 to 2004, sales and marketing expenses increased $4.8 million or 22%, largely due to a $1.6 million increase in salaries, payroll taxes and employee benefits in line with a higher average number of sales and marketing employees in 2004 compared to 2003, as well as an $816,000 increase in travel costs due to the higher average headcount in 2004 and increased travel related to the introduction of our new ProteinChip System, Series 4000, in July 2004 and the new diagnostics efforts which began in early 2004. Largely due to the new product introduction, the cost of advertising, trade shows and other promotional activities increased approximately $772,000; equipment costs, consisting primarily of depreciation of demonstration ProteinChip Systems, increased approximately $413,000; and ProteinChip Arrays and lab supplies used for customer demonstrations increased approximately $326,000. These increases were partially offset by a decline of $181,000 in stock-based compensation expense.

Stock-based compensation expense in sales and marketing expenses was $0 in 2005, $93,000 in 2004, and $274,000 in 2003.

We expect sales and marketing expenses to decrease in 2006 relative to 2005 as a result of a smaller sales force and reduced associated selling expenses.

General and Administrative

General and administrative expenses were $14.4 million in 2005, $14.1 million in 2004, and $14.8 million in 2003. From 2004 to 2005, general and administrative expenses increased $268,000 or 2%, largely driven by $679,000 in severance costs for two former executives, partly offset by a $142,000 reduction in payroll and related costs resulting from a 32% reduction in administrative staff which occurred in the second half of 2005. Outside professional fees increased approximately $429,000 as a result of work done to assist us with our restatement of our second quarter 2005 financial statements. Other audit and accounting fees increased $321,000, largely the result of efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002. These increases were partially offset by decreases of $427,000 in stock-based compensation expense, $249,000 in costs of temporary help, $165,000 in travel expenses and $124,000 in the provision for bad debts.

From 2003 to 2004, general and administrative expenses decreased $679,000 or 5%, largely driven by a $2.3 million reduction in legal fees which resulted primarily from the settlement of our litigation in 2003 and more selective patent activities in 2004, and a decrease of $449,000 in stock-based compensation expense, partially offset by increases of $549,000 in payroll and related expenses and $331,000 in travel costs, both largely related to the new diagnostics efforts which begin in early 2004, a $636,000 increase in accounting and audit fees almost entirely due to compliance with the Sarbanes-Oxley Act of 2002, and a $417,000 increase in the portion of occupancy costs allocated to administrative departments largely due to the shift in employee mix following reductions in research and development headcount.

Stock-based compensation expense in general and administrative expenses was $0 in 2005, $427,000 in 2004, and $876,000 in 2003.

We expect general and administrative expenses to decrease in 2006 relative to 2005 due to lower headcount in administrative functions and because certain large expenses incurred in 2005, such as severance payments to former executives and outside professional fees related to the restatement of our financial results for the second quarter of 2005, are not expected to recur. In addition, we expect our costs related to compliance with Section 404 of the Sarbanes-Oxley Act of 2002 to decrease significantly as we are now deemed a non-accelerated filer no longer required to comply with Section 404. However, these reductions are expected to be partly offset by normal salary increases and additional legal fees related to the securities class action complaint. (See Item 3—Legal Proceedings.)

Goodwill Impairment

We recorded goodwill principally as a result of our acquisition of BioSepra in 2001, the increases in our ownership of Ciphergen Biosystems KK in 2002 and 2004, and the acquisitions of Ciphergen Technologies, Inc. and IllumeSys Pacific, Inc. in 1997 and 1998. We performed annual impairment tests from 2002 through 2004 and determined that no impairment had occurred. The goodwill related to BioSepra was written off against the sale of the BioSepra business in 2004. Due to Ciphergen Biosystems KK’s lower than expected operating results and cash flows throughout 2005 and based on revised forecasted results, a goodwill impairment loss of $2.5 million was recognized in the fourth quarter of 2005. The fair value of Ciphergen Biosystems KK was estimated using expected discounted cash flows. (See note 6, “Purchase of Additional Ownership Interest in Ciphergen Biosystems KK”, and note 8, “Goodwill and Other Intangible Assets”, of the Notes to Consolidated Financial Statements.)

Interest and Other Income (Expense), Net

Interest income was $839,000 in 2005, $505,000 in 2004, and $702,000 in 2003. The increase of $334,000 from 2004 to 2005 was largely due to higher interest rates. The decrease of $197,000 from 2003 to 2004 was primarily due to lower average investment balances.

Interest expense was $2.0 million in both 2005 and 2004, and $763,000 in 2003. Interest expense related to our convertible senior notes was approximately $1.4 million, of which $535,000 was a non-cash expense for amortizing the beneficial conversion feature associated with the notes. The increase of $1.2 million from 2003 to 2004 was primarily due to an increase of $1.2 million in interest expense related to the $30.0 million convertible senior notes issued in August 2003, of which $344,000 was an increase in amortization expense for the beneficial conversion feature associated with the notes.

Other income (expense) was $717,000 of expense in 2005, $649,000 of expense in 2004, and $150,000 of expense in 2003. In 2005, other expense consisted primarily of $373,000 of expense for the amortization of issuance costs for the convertible senior notes and foreign exchange losses of approximately $232,000, largely due to the impact on the translation of the financial statements of our U.K. subsidiary from the strengthening of the U.S. dollar against the British pound and transaction losses at our Japanese subsidiary resulting from the strengthening of the U.S. dollar against the Japanese yen. In 2004, other expense consisted mainly of $373,000 in expense associated with the amortization of issuance costs for the convertible senior notes. Subsequent to our acquisition of majority control of Ciphergen Biosystems KK on August 31, 2002 and prior to our acquisition of 100% control of Ciphergen Biosystems KK at the end of the first quarter of 2004, we attributed a share of this joint venture’s income or losses to SC BioSciences’ (a subsidiary of Sumitomo Corporation) minority interest. For 2004, we attributed $0 of loss to minority interest, as cumulative losses attributable to the minority shareholder exceeded previous income. For 2003, we attributed $133,000 of the joint venture’s income to minority interest.

Income Taxes

Our provision for income taxes was due to current foreign income taxes, which were $7,000, $172,000, and $1.4 million for the years ended December 31, 2005, 2004 and 2003, respectively, including discontinued operations. Excluding discontinued operations, current foreign income taxes were an expense of $7,000, an expense of $109,000, and a benefit of $47,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

We have incurred net losses since inception and consequently are not subject to corporate income taxes in the U.S. to the extent of our tax loss carryforwards. At December 31, 2005 we had net operating loss carryforwards of approximately $135.7 million for federal and $45.3 million for state tax purposes. If not utilized, these carryforwards will begin to expire beginning in 2009 for federal purposes and 2006 for state purposes. We also have research credit carryforwards of approximately $4.9 million and $4.5 million for federal and state tax purposes, respectively. If not utilized, the federal research credit carryforwards will expire in various amounts beginning in 2011. The California research credit can be carried forward indefinitely. The utilization of net operating loss carryforwards to reduce future income taxes will depend on our ability to generate sufficient taxable income prior to the expiration of the net operating loss carryforwards. In addition, the maximum annual use of the net operating loss carryforwards may be limited in situations where changes occur in our stock ownership.

We have incurred income tax liabilities primarily in France and Japan, as well as in most of the other countries outside the U.S. in which we operate. We have used net operating loss carryforwards to reduce our income tax liabilities in Japan and the United Kingdom. We fully utilized our Japanese net operating loss carryforwards in 2004, resulting in higher 2004 Japanese income tax liability, although this was followed in 2005 by a net loss. The 2005 net loss can be carried forward for seven years. We expect to fully utilize our U.K. net operating loss carryforwards in 2006.

Income (Loss) From Discontinued Operations, Net of Tax

Discontinued operations includes all revenue, cost of revenue, operating expenses, interest expense, other income (expense) and tax provisions related to our BioSepra business, which was sold to Pall Corporation on November 30, 2004. Income (loss) from discontinued operations was $0 in 2005, $1.8 million of loss in 2004, and $2.1 million of income in 2003.

The operating results of the BioSepra business are presented in the following table (in thousands):

	Eleven Months Ended November 30,	Year Ended December 31,
	2004	2003
Revenue	$8,395	$14,734
Gross profit	4,921	9,483
Operating expenses	6,638	6,709
Operating income	(1,717)	2,774
Income (loss) before income taxes	(1,734)	3,525
Income tax provision	63	1,454
Income (loss) from discontinued operations, net of tax	(1,797)	2,071

The decrease in income from discontinued operations, net of tax, of $3.9 million in 2004 relative to 2003 resulted primarily from a revenue decrease of $5.2 million or 38% through the date of sale compared to the same eleven month period in 2003, as well as the shorter comparative period in 2004. BioSepra’s business is characterized by a relatively low number of orders for large quantities of customer-specific products, often $250,000 to $1.5 million or more per order, that are utilized and consumed by pharmaceutical customers to manufacture biological therapeutics. Filling these large orders entails a lengthy and highly controlled manufacturing process at BioSepra, and customers cannot tolerate batch-to-batch variability, so customers typically order several years of supply to be manufactured at one time and provided to them in a few large deliveries for storage in environmentally-controlled facilities. Orders from an individual customer may not recur from year to year or may vary significantly in volume from year to year due to the customer’s rate of consumption. The majority of the decrease in BioSepra’s revenue from 2003 to 2004 was due to the decreased level of such orders occurring in 2003 that did not occur in 2004. BioSepra generally prices its products in euros. Revenue and operating income benefited in 2004 relative to 2003 by approximately $1.3 million and $936,000, respectively, due to the weakening of the U.S. dollar against the euro in 2004.

Gain From Sale of BioSepra Business, Net of Tax

The $18.5 million gain we recognized in 2004 on the sale of our BioSepra business is summarized as follows (in thousands):

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

In addition, $1.0 million was placed in an interest-bearing escrow account for one year, after which that amount plus $21,000 of accrued interest was paid to Ciphergen and treated as an additional gain of $1,021,000 on the sale in 2005. This was partly offset by a $67,000 reduction of the gain on the sale of the BioSepra business for a post-closing adjustment in 2005, in accordance with the Asset Purchase Agreement, resulting in a net gain of $954,000 in 2005.

Liquidity and Capital Resources

From our inception through December 31, 2005, we have financed our operations principally with $211.0 million from the sales of products and services to customers and net proceeds from equity financings totaling approximately $160.8 million. This includes net proceeds of $92.4 million from our initial public offering in September 2000, net proceeds of $26.9 million from our Series E Preferred Stock financing in March 2000, and net proceeds of $15.0 million from the sale of 6,225,000 shares of our common stock and a warrant for 2,200,000 shares of our common stock to Quest Diagnostics on July 22, 2005. We received $28.1 million of net proceeds from the sale of 4.5% convertible senior notes on August 22, 2003. These notes are due September 1, 2008. In addition, in July 2005, Quest Diagnostics agreed to loan us up to $10 million with interest accrued at the prime rate plus 0.5% and paid monthly, solely to fund certain development activities related to our strategic alliance, against which we had borrowed approximately $2.5 million as of December 31, 2005. We also received net proceeds of $27.0 million from the sale of our BioSepra business in November 2004. An additional $1.0 million plus accrued interest which was in an interest-bearing escrow account for one year after the sale of our BioSepra business was paid to us on December 1, 2005. Cash, cash equivalents and short-term investments at December 31, 2005 were $28.0 million, compared to $37.6 million at December 31, 2004. Working capital at December 31, 2005 was $27.1 million, compared to $39.9 million at December 31, 2004. The decrease in working capital was principally due to a net $27.1 million decrease in cash and investments to fund our operating losses, partly offset by a $17.5 million cash increase resulting from the sale of our common stock to, and loans from, Quest Diagnostics. In addition, there was a $5.0 million decrease in accounts receivable, reflecting the decline in revenue from continuing operations in 2005 compared to 2004, and a $1.3 million decrease in inventory which resulted from our reducing and delaying raw materials purchases. These decreases were partially offset by a $1.2 million decrease in accrued liabilities due to our cost-cutting measures and reduced inventory purchases, and a $1.4 million decrease in current deferred revenue consistent with our lower revenues. Long-term debt and capital lease balances at December 31, 2005 totaled $31.5 million, compared to $29.4 million at December 31, 2004, largely due to a loan draw down of $2.5 million from the line of credit provided by Quest Diagnostics.

Net cash used in operating activities was $22.9 million in 2005 compared to $32.5 million in 2004. Less cash was collected from customers in 2005 as compared to 2004 due to lower sales in 2005. Cash used in operating activities was mainly to fund payroll, inventory purchases and operating expenses. The decrease in cash collected was offset by an increase in interest income received in 2005 as compared to 2004 as a result of higher interest rates. Net cash used in operating activities was $32.5 million in 2004 compared to $20.6 million in 2003. Including discontinued operations, revenue decreased by $9.8 million in 2004 compared to 2003, resulting in less cash collected in 2004. Cash used in operating activities was mainly to fund inventory purchases, payroll and operating expenses. Also, more cash was used in 2004 to pay interest, as the first two interest payments on our convertible senior notes fell due in 2004.

Net cash used in investing activities was $3.5 million in 2005 compared to net cash provided by investing activities of $34.0 million in 2004. Net cash used in investing activities in 2005 included property and equipment purchases of $2.8 million and payments of $587,000 for a technology license related to our litigation which was settled in 2003. We also paid $1.1 million to Pall Corporation for post-closing adjustments related to the sale of our BioSepra business, based on the final financial statements as of the closing date, as specified in the Asset Purchase Agreement, and we received $1.0 million plus $21,000 of accrued interest from an escrow account related to the sale of our BioSepra business. Net cash provided by investing activities was $34.0 million in 2004 compared to net cash used in investing activities of $4.1 million in 2003. Net cash provided by investing activities in 2004 consisted primarily of $28.1 million received from the sale of our BioSepra business, net of transaction costs related to the sale, and maturities and sales of investment securities of $12.1 million, partly offset by purchases of property and equipment of $4.6 million, payments totaling approximately $1.0 million for a technology license related to our litigation which was settled in 2003, and a payment of $1.0 million for the remaining 30% ownership interest in our Japanese subsidiary. We anticipate capital expenditures of approximately $2-3 million in 2006.

Net cash provided by financing activities was $17.2 million in 2005 compared to $792,000 in 2004. The increase resulted primarily from $15.0 million in net proceeds from the sale of our common stock to Quest Diagnostics and the receipt of $2.5 million in loans from Quest Diagnostics. There was also a repayment of one stockholder loan in the aggregate principal amount of $349,000, and the issuance of common stock under our stock option and employee stock purchase plans of $349,000, offset by repayments of an equipment financing loan of $925,000 and the repayment of capital lease obligations of $24,000. Net cash provided by financing activities was $792,000 in 2004 compared to $31.0 million in 2003. Net cash provided by financing activities in 2004 was derived primarily from issuances of common stock under our stock plans of $1.2 million and the repayment of stockholder loans in the aggregate principal amount of $744,000. These were partly offset by $1.2 million of debt repayments.

We currently believe that current cash resources together with existing debt facilities will be sufficient to maintain our operations for the next 12 months. Subsequently, we currently expect to fund our liquidity needs as well as expenditures for our obligations related to the strategic alliance with Quest Diagnostics and for capital requirements from a combination of available cash and short-term investments, proceeds from the alliance with Quest Diagnostics including borrowings from Quest Diagnostics, and potential sales of additional equity and/or debt securities. We will be required to raise additional capital at some point in the future, which might be achieved through a variety of sources, including the public equity market, private financings, sales of assets, collaborative arrangements and debt. If additional capital is raised through the issuance of equity or securities convertible into equity, our stockholders may experience dilution, and such securities may have rights, preferences or privileges senior to those of the holders of our common stock or the notes. If we obtain additional funds through arrangements with collaborators or strategic partners, we may be required to relinquish our rights to certain technologies or products that we might otherwise seek to retain. Additional financing may not be available to us on favorable terms, if at all. If we are unable to obtain financing on acceptable terms, we may be unable to execute our business plan and we could be required to delay, reduce the scope of, or eliminate our operations and we may not be able to pay off the convertible senior notes or the loans from Quest Diagnostics if and when they come due.

The following summarizes Ciphergen’s contractual obligations at December 31, 2005, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands).

	Total	Less than 1 Year	1-3 Years	4-5 Years	Beyond 5 Years
Contractual obligations:
Capital lease obligations(1)	$49	$21	$28	$—	$—
Interest payable on capital lease obligations	3	2	1	—	—
Equipment financing loan(1)	377	377	—	—	—
Interest payable on equipment financing loan	8	8	—	—	—
Loan from Quest Diagnostics(1)	2,500	—	—	2,500	—
Interest payable on loan from Quest Diagnostics(2)	883	194	387	302	—
Convertible senior notes(3)	30,000	—	30,000	—	—
Interest payable on convertible senior notes	4,050	1,350	2,700	—	—
Non-cancelable collaboration obligations(4)(5)	1,529	1,529	—	—	—
Non-cancelable operating lease obligations	10,779	4,028	6,246	505	—
Purchase obligations(6)	641	641	—	—	—
Total contractual obligations	$50,819	$8,150	$39,362	$3,307	$—

(1)          Principal amounts, not including interest.

(2)          Based on outstanding principal balance and interest rate as of December 31, 2005.

(3)          Excludes the beneficial conversion feature amounting to $2,677, less related amortization of $1,263.

(4)          We have extended our commitment to fund a Biomarker Discovery Center laboratory at The Johns Hopkins University School of Medicine, which totals $305,000 for the period December 2005 to March 2006, after which we expect to negotiate a further extension. None of this amount had been paid at December 31, 2005. This $305,000 commitment is non-cancelable.

(5)          On October 3, 2005, the Company entered into a two year research and license agreement with University College London and UCL BioMedica Plc. (together, “UCL”) to utilize Ciphergen’s suite of proteomic solutions (Deep Proteome™, Pattern Track™ Process and ProteinChip® System) to further UCL’s ongoing research in ovarian cancer and breast cancer. Under the terms of the agreement, Ciphergen will have exclusive rights to license intellectual property resulting from discoveries made during the course of this collaboration for use in developing, manufacturing and selling products and services utilizing the intellectual property. Ciphergen is obligated to make contributions of approximately $2.1 million in cash and $652,000 in the form of Ciphergen equipment, software, arrays and consumable supplies as requested by UCL, valued at Ciphergen’s list selling price, to cover part of the costs incurred by UCL specifically for this research program. $1.1 million of the cash obligation is to be paid in the first year of the agreement and is non-cancelable. The remainder is to be paid in the second year of the agreement and is cancelable with three months advance notice. As of December 31, 2005, Ciphergen had expensed $306,000, of which $33,000 represented our cost for the arrays and consumables we had provided, and the remaining $273,000 was recorded as an accrued liability.

(6)          Purchase obligations include agreements to purchase inventory that are enforceable and legally binding on Ciphergen and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty.

On November 29, 2005, we were notified by the holder of a portion of our convertible senior notes that Ciphergen was in default under the indenture related to the convertible senior notes due to the delinquency in our SEC filing, and that we had 60 days from the date of the notice of default to cure the default. We cured this deficiency by filing our Quarterly Report on Form 10-Q covering the third quarter of 2005 on December 21, 2005. Ciphergen believes it has complied with all other requirements set forth in its credit agreements.

Off-Balance Sheet Arrangements

As of December 31, 2005, we had no off-balance sheet arrangements that are reasonably likely to have a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

Recent Accounting Pronouncements

See note 1 of the Notes to Consolidated Financial Statements for a full description of recent accounting pronouncements, including the respective dates of adoption and effects on our consolidated financial condition, results of operations and cash flows.

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

Interest Rate Sensitivity

As of December 31, 2005, our only investment was a fixed rate annuity with a fair value of $2.2 million which was liquidated in February 2006. We believe that, in the near-term, we will maintain our available funds in money market accounts, or invest in short-term, highly liquid securities with original maturities of 90 days or less.

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

The functional currency of Ciphergen Biosystems KK is the Japanese yen. Accordingly, the accounts of this operation were translated from the local currency to the U.S. dollar using the current exchange rate in effect at the balance sheet date for the balance sheet accounts, and using the average exchange rate during the period for revenue and expense accounts. The effects of translation are recorded as a separate component of stockholders’ equity. The net tangible assets of our non-U.S. operations, excluding intercompany debt, were $4.2 million at December 31, 2005.

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

In 2003 and 2004, we entered into foreign currency contracts to manage the volatility of currency fluctuations as a result of an intercompany loan of approximately $1.0 million, denominated in yen, to our subsidiary in Japan. The effect of exchange rate changes on the forward exchange contracts largely offset the effect of exchange rate changes on the intercompany loan. As of December 31, 2004, there were no forward contracts outstanding and none were entered into during 2005. Net realized foreign currency gains and losses related to foreign currency forward contracts were not material for the year ended December 31, 2004, and there were no such gains or losses in the year ended December 31, 2005. Although we will continue to monitor our exposure to currency fluctuations, we cannot provide assurance that exchange rate fluctuations will not harm our business in the future.

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a) (1), present fairly, in all material respects, the financial position of Ciphergen Biosystems, Inc. and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a) (2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

San Jose, California

March 17, 2006

CIPHERGEN BIOSYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$25,738	$35,392
Short-term investment	2,240	2,175
Accounts receivable, net of allowance for doubtful accounts of $238 and $247, respectively	5,828	10,811
Notes receivable from related parties	—	126
Prepaid expenses and other current assets	1,746	1,847
Inventories	5,594	6,919
Total current assets	41,146	57,270
Property, plant and equipment, net	7,320	9,315
Goodwill	76	2,529
Other intangible assets, net	2,417	3,040
Other long-term assets	1,852	2,223
Total assets	$52,811	$74,377
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,188	$3,369
Accrued liabilities	6,298	7,499
Deferred revenue	4,132	5,529
Current portion of capital lease obligations	21	16
Current portion of equipment financing loan	377	925
Total current liabilities	14,016	17,338
Deferred revenue	508	855
Capital lease obligations, net of current portion	28	28
Equipment financing loan, net of current portion	—	377
Long-term debt to related party	2,500	—
Convertible senior notes, net of discount	28,586	28,051
Other long term liabilities	650	1,013
Total liabilities	46,288	47,662
Commitments and contingencies (note 13)
Stockholders’ equity:
Common stock, $0.001 par value Authorized: 80,000,000 shares at December 31, 2005 and 2004 Issued and outstanding: 35,998,881 shares and 29,473,083 shares at December 31, 2005 and 2004, respectively	36	29
Additional paid-in capital	202,485	187,133
Notes receivable from stockholders	—	(349)
Accumulated other comprehensive income (loss)	(204)	263
Accumulated deficit	(195,794)	(160,361)
Total stockholders’ equity	6,523	26,715
Total liabilities and stockholders’ equity	$52,811	$74,377

The accompanying notes are an integral part of these consolidated financial statements.

CIPHERGEN BIOSYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended December 31,
	2005	2004	2003
Revenue:
Products	$18,350	$31,378	$35,872
Services	8,896	8,803	7,766
Total revenue	27,246	40,181	43,638
Cost of revenue:
Products	9,372	11,199	11,911
Services	4,321	3,876	3,426
Litigation settlement	—	—	7,257
Total cost of revenue	13,693	15,075	22,594
Gross profit	13,553	25,106	21,044
Operating expenses:
Research and development	13,196	19,268	23,628
Sales and marketing	18,009	26,019	21,255
General and administrative	14,404	14,136	14,815
Goodwill impairment	2,453	—	—
Total operating expenses	48,062	59,423	59,698
Loss from operations	(34,509)	(34,317)	(38,654)
Interest income	839	505	702
Interest expense	(1,993)	(2,001)	(763)
Other income (expense), net	(717)	(649)	(150)
Loss from continuing operations before income taxes	(36,380)	(36,462)	(38,865)
Income tax provision (benefit) from continuing operations	7	109	(47)
Net loss from continuing operations	(36,387)	(36,571)	(38,818)
Discontinued operations:
Income (loss) from discontinued operations, net of tax	—	(1,797)	2,071
Gain from sale of discontinued operations, net of tax	954	18,527	—
Net income from discontinued operations	954	16,730	2,071
Net loss	$(35,433)	$(19,841)	$(36,747)
Net income (loss) per share, basic and diluted:
Net loss per share from continuing operations	$(1.13)	$(1.25)	$(1.38)
Net income per share from discontinued operations	0.03	0.57	0.07
Net loss per share	$(1.10)	$(0.68)	$(1.31)
Shares used in computing basic and diluted net income (loss) per share	32,321	29,244	28,154

The accompanying notes are an integral part of these consolidated financial statements.

CIPHERGEN BIOSYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net loss	$(35,433)	$(19,841)	$(36,747)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	5,463	6,960	6,192
Goodwill impairment	2,453	—	—
Change in minority interest	—	—	133
Stock-based compensation expense	—	602	1,418
Common stock issued to Company officer as compensation	55	—	—
Amortization of debt discount associated with beneficial conversion feature of convertible senior notes	535	536	192
Amortization of debt issuance costs	373	373	125
Accrued investment income	(65)	(64)	(62)
Interest accrued on notes receivable from related parties	(6)	(66)	(84)
Non-cash portion of litigation settlement	—	—	4,257
Loss on retirement of fixed assets	242	208	114
Provision for bad debts	25	214	484
Losses on write-down of inventory	594	1,843	691
Gain from sale of BioSepra business	(954)	(18,527)	—
Changes in operating assets and liabilities, net of assets acquired or sold and liabilities assumed or relieved in business combinations:
Accounts receivable	4,729	2,267	(1,203)
Prepaid expenses and other current assets	193	572	105
Inventories	900	(4,949)	(929)
Other long-term assets	(43)	(10)	(246)
Accounts payable and accrued liabilities	(257)	(2,827)	3,027
Accounts payable to related party	—	—	(184)
Deferred revenue	(1,702)	4	2,140
Other long-term liabilities	1	247	(69)
Net cash used in operating activities	(22,897)	(32,458)	(20,646)
Cash flows from investing activities:
Purchase of property, plant and equipment	(2,837)	(4,568)	(6,350)
Proceeds from capital lease financing to reimburse previous cash outlays to purchase facility improvements	—	601	—
Purchase of short-term investments	—	—	(10,639)
Maturities of short-term investments	—	11,261	13,224
Short-term investments sold prior to maturity	—	850	—
Repayment of notes receivable from related party	—	—	230
Payment for license related to litigation settlement	(587)	(1,038)	(613)
Payment to Pall Corporation for post-closing adjustments related to sale of BioSepra business	(1,111)	—	—
Increase in goodwill from BioSepra acquisition due to income tax settlement	—	(203)	—
Purchase of Ciphergen Biosystems KK common stock	—	(1,000)	—
Proceeds from sale of BioSepra business, net	1,021	28,055	—
Net cash provided by (used in) investing activities	(3,514)	33,958	(4,148)
Cash flows from financing activities:
Net proceeds from sale of common stock and warrant to Quest Diagnostics	14,954	—	—
Proceeds from loan from Quest Diagnostics	2,500	—	—
Repurchases of common stock	—	(3)	—
Proceeds from exercises of stock options and warrants	14	329	717
Proceeds from issuance of common stock under employee stock purchase plan	336	887	836
Repayments of notes receivable from stockholders	349	744	196
Principal payments on capital lease obligations	(24)	(376)	(684)
Proceeds from long-term debt	—	—	32,066
Issuance costs of convertible senior notes	—	—	(1,866)
Repayments of long-term debt	(925)	(789)	(313)
Net cash provided by financing activities	17,204	792	30,952
Effect of exchange rate changes	(447)	247	1,550
Net increase (decrease) in cash and cash equivalents	(9,654)	2,539	7,708
Cash and cash equivalents, beginning of year	35,392	32,853	25,145
Cash and cash equivalents, end of year	$25,738	$35,392	$32,853
Supplemental cash flow information:
Cash paid for interest	$783	$1,593	$173
Cash paid for income taxes	44	2,135	62
Supplemental schedule of non-cash investing and financing activities:
Acquisition of property and equipment under capital leases	40	21	21
Transfer of fixed assets to inventory	283	446	618

The accompanying notes are an integral part of these consolidated financial statements.

CIPHERGEN BIOSYSTEMS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Shares	Amount	Additional Paid-In Capital	Notes Receivable From Stockholders	Deferred Stock-Based Compensation	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balances, January 1, 2003	27,342	$27	$174,738	$(1,289)	$(2,829)	$1,480	$(103,773)	$68,354
Comprehensive loss:
Net loss	—	—	—	—	—	—	(36,747)	(36,747)
Change in unrealized loss on marketable securities	—	—	—	—	—	(66)	—	(66)
Foreign currency translation adjustment	—	—	—	—	—	2,744	—	2,744
Total comprehensive loss								(34,069)
Stock options exercised	172	—	717	—	—	—	—	717
Sale of common stock under employee stock purchase plan	310	1	835	—	—	—	—	836
Warrants exercised	6	—	—	—	—	—	—	—
Common stock issued to LumiCyte	1,250	1	7,762	—	—	—	—	7,763
Discount on convertible senior notes related to beneficial conversion feature	—	—	2,677	—	—	—	—	2,677
Deferred stock-based compensation	—	—	(686)	—	686	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	1,418	—	—	1,418
Repayment of note receivable from stockholder	—	—	—	196	—	—	—	196
Balances, December 31, 2003	29,080	29	186,043	(1,093)	(725)	4,158	(140,520)	47,892
Comprehensive loss:
Net loss	—	—	—	—	—	—	(19,841)	(19,841)
Change in unrealized loss on marketable securities	—	—	—	—	—	7	—	7
Foreign currency translation adjustment	—	—	—	—	—	829	—	829
Foreign currency translation gain realized upon sale of BioSepra	—	—	—	—	—	(4,731)	—	(4,731)
Total comprehensive loss								(23,736)
Stock options exercised	88	—	329	—	—	—	—	329
Sale of common stock under employee stock purchase plan	306	—	887	—	—	—	—	887
Repurchase of common stock	(1)	—	(3)	—	—	—	—	(3)
Deferred stock-based compensation	—	—	(123)	—	123	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	602	—	—	602
Repayment of notes receivable from stockholders	—	—	—	744	—	—	—	744
Balances, December 31, 2004	29,473	29	187,133	(349)	—	263	160,361)	26,715
Comprehensive loss:
Net loss	—	—	—	—	—	—	(35,433)	(35,433)
Foreign currency translation adjustment	—	—	—	—	—	(467)	—	(467)
Total comprehensive loss								(35,900)
Stock options exercised	12	—	14	—	—	—	—	14
Sale of common stock under employee stock purchase plan	264	1	335	—	—	—	—	336
Sale of common stock and warrant to Quest Diagnostics	6,225	6	14,948	—	—	—	—	14,954
Issuance of common stock to Company officer	25	—	55	—	—	—	—	55
Repayment of notes receivable from stockholders	—	—	—	349	—	—	—	349
Balances, December 31, 2005	35,999	$36	$202,485	$—	$—	$(204)	$(195,794)	$6,523

The accompanying notes are an integral part of these consolidated financial statements.

CIPHERGEN BIOSYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Organization and Summary of Significant Accounting Policies

The Company

Ciphergen Biosystems, Inc. (the “Company” or “Ciphergen”) develops, manufactures and sells ProteinChip® Systems for life science researchers. The core technology, which is patented, is Surface Enhanced Laser Desorption/Ionization (“SELDI”). The systems consist of ProteinChip Readers, ProteinChip Software and related accessories, which are used in conjunction with consumable ProteinChip Arrays. These products are sold primarily to biologists at pharmaceutical and biotechnology companies, and academic and government research laboratories. The Company also provides research services through its Biomarker Discovery Center® laboratories, and offers consulting services, customer support services and training classes to its customers and collaborators.

The Company has incurred significant net losses and negative cash flows from operations since inception. At December 31, 2005, the Company had an accumulated deficit of $195.8 million. Management believes that currently available resources together with existing debt facilities will provide sufficient funds to enable the Company to meet its obligations for the next 12 months. Subsequently, Ciphergen currently expects to fund its liquidity needs as well as expenditures for its obligations related to the strategic alliance with Quest Diagnostics and for capital requirements from a combination of available cash and short-term investments, proceeds from the alliance with Quest Diagnostics including borrowings from Quest Diagnostics, and potential sales of additional equity and/or debt securities. The Company’s ability to continue to meet its obligations and to achieve its business objectives is dependent upon, among other things, raising additional capital or generating sufficient revenue in excess of costs. At such time as the Company requires additional funding, the Company may seek to raise such additional funding from various possible sources, including the public equity market, private financings, sales of assets, collaborative arrangements and debt. If additional capital is raised through the issuance of equity securities convertible into equity, stockholders will experience dilution, and such securities may have rights, preferences or privileges senior to those of the holders of common stock or convertible senior notes.  If the Company obtains additional funds through arrangements with collaborators or strategic partners, it may be required to relinquish its rights to certain technologies or products that it might otherwise seek to retain. There can be no assurance that the Company will be able to obtain such financing, or obtain it on acceptable terms. If Ciphergen is unable to obtain financing on acceptable terms, it may be unable to execute its business plan, it could be required to delay or reduce the scope of its operations, and it may not be able to pay off the convertible senior notes or the loans from Quest Diagnostics if and when they come due.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and include the accounts of the Company and its subsidiaries. All intercompany transactions have been eliminated in consolidation. Certain financial statement items have been reclassified to conform to the current year’s format. These reclassifications had no impact on previously reported results of operations. (See note 7, “Discontinued Operation-Sale of BioSepra Business.”)

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

Investments

Management determines the appropriate classification of the Company’s investments in marketable debt securities at the time of purchase, and re-evaluates this designation at each balance sheet date. At December 31, 2005 and 2004, the Company classified all marketable securities as “available-for-sale” and carried them at fair value with unrealized gains or losses related to these securities included as a component of other comprehensive income (loss) until realized. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, which is included in interest income. Realized gains and losses are determined using the specific identification method. The cost of securities sold is based on the specific identification method.

The Company’s short-term investment at December 31, 2005 and 2004 consisted of an investment in a fixed rate annuity. The annuity is not within the scope of SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities.” However, fair value approximates its carrying value due to its short maturity.

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

The carrying amounts of certain of the Company’s financial instruments including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximated fair value due to their short maturities. The carrying value of the capital leases approximated their fair value based on the borrowing rates currently available to the Company for loans with similar terms. The carrying value of the equipment financing loan and the long-term debt from the credit facility provided by Quest Diagnostics approximated their fair values based on discounting the future cash flows using applicable spreads to approximate current interest rates available to the Company. Convertible senior notes have an estimated fair value based on quoted market prices. The fair value of the convertible senior notes as compared to their book value was as follows (in thousands):

	December 31, 2005		December 31, 2004
	Book Value	Fair Value	Book Value	Fair Value
Convertible senior notes	$28,586	$21,600	$28,051	$21,525

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents and accounts receivable. Most of the Company’s cash and cash equivalents as of December 31, 2005 were deposited with financial institutions in the U.S. and exceeded federally insured amounts. The Company also maintains cash deposits with banks in Western Europe, Canada, China and Japan. The Company has not experienced any losses on its deposits of cash and cash equivalents.

The Company’s accounts receivable are derived from sales made to customers located in North America, Europe and Asia. The Company performs ongoing credit evaluations of its customers’ financial condition and generally does not require collateral. The Company maintains an allowance for doubtful accounts based upon the expected collectibility of accounts receivable. No customer accounted for 10% or more of revenue in 2003, 2004 or 2005.

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

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed for financial reporting purposes principally using the straight-line method over the following estimated useful lives: machinery and equipment, 3-5 years; demonstration equipment, 2 years; computer equipment and software, 3 years; furniture and fixtures, 5 years; buildings and leasehold improvements, the lesser of their economic life or the term of the underlying lease. Assets being installed or under construction are shown as construction in progress. Construction in progress is valued based on expenditures incurred up to the balance sheet date. When the constructed asset is ready for its intended purpose, the total cost is transferred to the relevant asset class and depreciation commences. The cost of repairs and maintenance is charged to operations as incurred. Gains and losses resulting from disposals of assets are reflected in the year of disposition.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the estimated fair value of the tangible and intangible net assets acquired in the Company’s acquisitions of IllumeSys Pacific, Inc. in 1997, Ciphergen Technologies, Inc. in 1998 and Ciphergen Biosystems KK in 2002 and 2004. Goodwill is reviewed for impairment at least annually and in the interim whenever events or changes in circumstances indicate that the carrying amount of goodwill may be impaired. In determining whether there is an impairment of goodwill, the estimated fair value of the reporting unit in which the goodwill is recorded is calculated using a discounted future cash flow method. The resulting fair value is then compared to the net book value of the reporting unit, including goodwill. If the net book value of a reporting unit exceeds its fair value, the amount of the impairment loss is measured by comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. To the extent that the carrying amount of a reporting unit’s goodwill exceeds its implied fair value, a goodwill impairment loss is recognized.

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

Long-lived Assets

Long-lived assets, such as property, plant and equipment and purchased intangible assets, are reviewed for impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of an asset group’s carrying amount to future net undiscounted cash flows the asset group is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the projected discounted future net cash flows arising from the assets. As of December 31, 2005, the Company believes no such impairment existed. Other long-term assets consist primarily of the offering costs of the convertible senior notes and security deposits for the Company’s leased facilities.

Revenue Recognition

Revenue from product sales, including systems, accessories and consumables, is recognized upon product shipment, provided no significant obligations remain and collection of the receivables is reasonably assured. Revenue from shipping and handling is generally recognized upon product shipment, based on the amount billed to customers for shipping and handling. The related cost of shipping and handling is included in cost of revenue upon product shipment.

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

The Company generally includes a standard 12-month warranty on its instruments and accessories in the form of a maintenance contract upon initial sale. The Company also sells separately priced maintenance (extended warranty) contracts, which are generally for 12 or 24 months, upon expiration of the initial maintenance contract. Coverage under both the standard and extended maintenance contracts is identical. Revenue for both the standard and extended maintenance contracts is deferred and recognized ratably over the maintenance contract term. Related costs are expensed as incurred. Factors that affect the Company’s warranty costs include the number of installed units, historical and anticipated rates of warranty claims, and cost per claim.

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

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs were $285,000 in 2005, $665,000 in 2004, and $279,000 in 2003.

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

Had compensation expense for options granted to employees, officers and directors been determined based on fair value at the grant date, the Company’s net loss per share would have increased to the pro forma amounts indicated below (in thousands, except per share data):

	Years Ended December 31,
	2005	2004	2003
Net loss as reported	$(35,433)	$(19,841)	$(36,747)
Add: Employee stock-based compensation expense in reported net income, net of tax	—	621	1,368
Less: Employee stock-based compensation expense determined under the fair value method, net of tax	(5,725)	(6,369)	(4,782)
Pro forma net loss	$(41,158)	$(25,589)	$(40,161)
Basic and diluted net loss per share:
As reported	$(1.10)	$(0.68)	$(1.31)
Pro forma	$(1.27)	$(0.88)	$(1.43)

The value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model in 2005, 2004 and 2003 with the following weighted assumptions:

	Stock Option Plan			Employee Stock Purchase Plan
	2005	2004	2003	2005	2004	2003
Assumptions:
Risk-free interest rate	4.1%	3.2%	2.7%	3.5%	1.9%	1.1%
Expected life	5 years	5 years	5 years	0.5 year	0.5 year	0.5 year
Expected volatility	90%	93%	69%	90%	93%	69%
Expected dividend yield	—	—	—	—	—	—
Weighted average fair values:
Exercise price less than market price	$—	$—	$—	$0.71	$1.43	$1.13
Exercise price equal to market price	$1.21	$5.56	$3.61	$—	$—	$—
Exercise price greater than market price	$—	$—	$—	$—	$—	$—

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

Foreign Currency Translation

The functional currency of Ciphergen Biosystems KK is the Japanese yen. Accordingly, all balance sheet accounts of this operation are translated into U.S. dollars using the current exchange rate in effect at the balance sheet date. The revenues and expenses of Ciphergen Biosystems KK are translated using the average exchange rates in effect during the period, and the gains and losses from foreign currency translation are recorded directly into a separate component of stockholders’ equity under the caption “Accumulated other comprehensive income (loss).”

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

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs, an amendment of ARB 43, Chapter 4”. SFAS 151 requires certain inventory costs to be recognized as current period expenses. This standard also provides guidance for the allocation of fixed production overhead costs. This standard is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company adopted this standard beginning in 2006, but its adoption did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 123 (Revised), “Share-Based Payment.” This standard requires the measurement of all stock-based compensation, including stock options, using the fair value method and the recording of such expense in the Company’s consolidated statements of income. Beginning in the first quarter of 2006, Ciphergen will adopt SFAS 123(R) under the modified prospective transition method using the Black-Scholes pricing model. Under the new standard, the Company’s estimate of compensation expense will require a number of complex and subjective assumptions including our stock price volatility, employee exercise patterns (expected life of the options), future forfeitures and related tax effects. Although the adoption of SFAS 123(R) will have no adverse impact to the Company’s balance sheet and cash flows, it will adversely affect the Company’s net profit (loss) and earnings (loss) per share. See “Stock-based compensation” above for the pro forma net income (loss) and net income (loss) per share amounts, for fiscal 2003 through fiscal 2005, as if the Company had used a fair-value-based method similar to the methods required under SFAS 123(R) to measure compensation expense for employee stock incentive awards.

In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment”. SAB 107 provides guidance on the initial implementation of SFAS 123(R). In particular, the statement includes guidance related to share-based payment awards for non-employees, valuation methods and selecting underlying assumptions such as expected volatility and expected term. It also provides guidance on the classification of compensation expense associated with such awards and accounting for the income tax effects of those awards upon the adoption of SFAS 123(R). The Company will adopt this standard when it adopts SFAS 123(R).

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

In June 2005, the FASB issued Financial Staff Position (“FSP”) FAS 143-1, “Accounting for Electronic Equipment Waste Obligations” (“FSP 143-1”), which provides guidance on the accounting for certain obligations associated with the Directive on Waste Electrical and Electronic Equipment (the “Directive”), which was adopted by the European Union (“EU”). Under the Directive, the waste management obligation for historical equipment (products put on the market on or prior to August 13, 2005) remains with the commercial user until the equipment is replaced. Adoption of this standard did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In September 2005, the FASB issued EITF Issue No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty” (“EITF 04-13”). The issue provided guidance on the circumstances under which two or more inventory transactions with the same counterparty should be viewed as a single nonmonetary transaction within the scope of APB Opinion No. 29, “Accounting for Nonmonetary Transactions.”  The issue also provided guidance on circumstances under which nonmonetary exchanges of inventory within the same line of business should be recognized at fair value. EITF 04-13 will be effective for transactions completed in reporting periods beginning after March 15, 2006. The Company is evaluating the impact that this issue will have on its consolidated financial statements.

In October 2005, the FASB issued FSP FAS 123(R)-2, “Practical Accommodation to the Application of Grant Date as Defined in FAS 123(R)” (“FSP 123(R)-2”). FSP 123(R)-2 provides guidance on the application of grant date as defined in SFAS 123(R). In accordance with this standard a grant date of an award exists if a) the award is a unilateral grant and b) the key terms and conditions of the award are expected to be communicated to an individual recipient within a relatively short time period from the date of approval. The Company will adopt this standard when it adopts SFAS 123(R), and does not expect it to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In November 2005, the FASB issued FSP FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” (“FSP 123(R)-3”). FSP 123(R)-3 provides an elective alternative method that establishes a computational component to arrive at the beginning balance of the accumulated paid-in capital pool related to employee compensation and a simplified method to determine the subsequent impact on the accumulated paid-in capital pool of employee awards that are fully vested and outstanding upon the adoption of SFAS 123(R). The Company is currently evaluating this transition method.

2.   Strategic Alliance with Quest Diagnostics

On July 22, 2005, the Company entered into a strategic alliance agreement with Quest Diagnostics covering a three year period during which the parties will strive to develop and commercialize up to three diagnostic tests based on Ciphergen’s proprietary SELDI ProteinChip technology. Pursuant to the agreement, Quest Diagnostics will have the non-exclusive right to commercialize these tests on a worldwide basis, with exclusive commercialization rights in territories where Quest Diagnostics has a significant presence for up to five years following commercialization. As part of the strategic alliance, there is a royalty arrangement under which Quest Diagnostics will pay royalties to Ciphergen based on fees earned by Quest Diagnostics for applicable diagnostics services, and Ciphergen will pay royalties to Quest Diagnostics based on Ciphergen’s revenue from applicable diagnostics products. To date, no such royalties have been earned by either party. Quest Diagnostics and Ciphergen have also entered into a supply agreement under which Ciphergen will sell instruments and consumable supplies to Quest Diagnostics to be used for performing diagnostics services. In addition, for an aggregate purchase price of $15 million, Quest Diagnostics has purchased 6,225,000 shares of Ciphergen’s common stock, or approximately 17.4% of shares outstanding after the transaction, and a warrant having a term of five years to purchase up to an additional 2,200,000 shares for $3.50 per share. The warrant was valued at approximately $2.2 million based on the fair value as determined by a Black-Scholes model using the following assumptions: risk-free interest rate, 4.04%; expected life, 5 years; expected volatility 69%. Quest Diagnostics has also agreed to loan Ciphergen up to $10 million with interest accrued at the prime rate plus 0.5% and paid monthly, solely to fund certain development activities related to the strategic alliance. Borrowings may be made by Ciphergen in monthly increments of up to approximately $417,000 on the last day of each month during the first two years of the strategic alliance, and at December 31, 2005, such borrowings amounted to $2.5 million. This loan, collateralized by certain intellectual property of Ciphergen, will be forgiven based on Ciphergen’s achievement of certain milestones related to development, regulatory approval and commercialization of certain diagnostic tests. Should the Company fail to achieve these milestones, the outstanding principal amount of any such loans will become due and payable on July 22, 2010. From the inception of the strategic alliance through December 31, 2005, the Company had spent approximately $2.2 million of the loan proceeds on in-house research and development, as well as collaborations with others, directed towards achieving the milestones. Spending for this purpose is expected to continue and to increase, partly as a result of the additional expenses associated with the collaboration with University College London described in note 13, “Commitments and Contingencies”.

3.   Marketable Securities and Other Investments

The Company had no marketable securities at December 31, 2005 and December 31, 2004.

During 2005, no marketable securities were sold prior to maturity. During 2004, the Company sold certain securities prior to their maturity date to meet operating needs. The total amortized cost of the securities sold prior to maturity during the year was not material. The loss on these sales was also not material.

At both December 31, 2005 and 2004, the Company had an investment in a fixed rate annuity with a fair value of approximately $2.2 million. In February 2006, the Company liquidated this investment.

4.   Inventories (in thousands)

	December 31,
	2005	2004
Raw materials	$1,775	$2,822
Work in progress	1,241	1,400
Finished goods	2,578	2,697
	$5,594	$6,919

5.   Property, Plant and Equipment, Net (in thousands)

	December 31,
	2005	2004
Machinery and equipment	$11,760	$10,473
Demonstration equipment	3,505	4,084
Leasehold improvements	3,669	3,616
Computers and equipment	1,778	1,992
Furniture and fixtures	827	896
Construction in progress	—	298
	21,539	21,359
Less: Accumulated depreciation and amortization	(14,219)	(12,044)
	$7,320	$9,315

Property, plant and equipment included $183 and $184 of machinery and equipment under capital leases at December 31, 2005 and 2004, respectively. Accumulated amortization of assets under capital leases totaled $136 and $143 at December 31, 2005 and 2004, respectively.

Construction in progress at December 31, 2004 represented manufacturing equipment being built and installed at the Company’s Fremont, California facility to automate certain processes in the production of ProteinChip Arrays. This equipment was placed in service in 2005 and reclassified as machinery and equipment.

Depreciation expense for property, plant and equipment was $4,253 in 2005, $4,741 in 2004 and $4,112 in 2003.

6.   Purchase of Additional Ownership Interest in Ciphergen Biosystems KK

In January 1999, the Company formed Ciphergen Biosystems KK as a joint venture with Sumitomo Corporation to distribute the Company’s products in Japan. On March 23, 2004, the Company acquired Sumitomo’s remaining interest in Ciphergen Biosystems KK, bringing its total ownership to 100%. The Company paid $1.0 million in cash. Acquisition costs were immaterial. The acquisition was accounted for using the purchase method of accounting.

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
$1,000

The amount of the purchase price in excess of the net assets acquired was recorded as goodwill. We performed annual impairment tests through 2004 and determined that no impairment had occurred. Due to Ciphergen Biosystems KK’s lower than expected operating results and cash flows throughout 2005 and based on revised forecasted results, a goodwill impairment loss of $2.5 million was recorded in the fourth quarter of 2005. The fair value of Ciphergen Biosystems KK was estimated using expected discounted cash flows.

7.   Discontinued Operation-Sale of BioSepra Business

On November 30, 2004, Ciphergen completed the sale to Pall Corporation of its wholly-owned French subsidiary, BioSepra S.A., along with selected other assets (together “the BioSepra business”). The sale of the BioSepra business generated net proceeds of approximately $27.0 million. An additional $1.0 million was placed in an interest-bearing escrow account for one year, after which that amount plus $21,000 of accrued interest was paid to Ciphergen and treated as an additional gain of $1,021,000 in 2005. This was partly offset by a $67,000 reduction of the gain on the sale of the BioSepra business for a post-closing adjustment in 2005, in accordance with the Asset Purchase Agreement, resulting in a net gain of $954,000 in 2005. The Company recognized an $18.5 million gain of $1,021,000 on this sale in 2004, summarized as follows (in thousands):

Net proceeds:
Cash proceeds received	$28,376
Less: Post-closing adjustment owed to buyer, paid in 2005	(1,044)
Less: Transaction costs	(321)
27,011
Cost basis:
Accounts receivable, net, and other current assets	2,795
Inventories	5,294
Property, plant and equipment, net	6,081
Other tangible assets	210
Patents	210
Developed product technology	2,828
Goodwill	1,380
Accounts payable and accrued liabilities	(1,976)
Capital lease obligations	(2,978)
Other long-term liabilities	(629)
Cumulative translation adjustment	(4,731)
8,484
Gain on sale of BioSepra business	$18,527

As a result, Ciphergen reported the BioSepra business as a discontinued operation beginning in the fourth quarter of 2004 and restated 2003 on a comparative basis.

The operating results of the BioSepra business are presented in the following table (in thousands):

	Eleven Months Ended November 30,	Year Ended December 31,
	2004	2003
Revenue	$8,395	$14,734
Gross profit	4,921	9,483
Operating expenses	6,638	6,709
Operating income (loss)	(1,717)	2,774
Income (loss) before income taxes	(1,734)	3,525
Income tax provision	63	1,454
Income (loss) from discontinued operations, net of tax	(1,797)	2,071

8.   Goodwill and Other Intangible Assets

The Company adopted SFAS 142 on January 1, 2002 for all goodwill and other intangible assets. As a result, goodwill is no longer amortized but rather tested for impairment at least annually and in the interim whenever circumstances indicate that goodwill may be impaired. Upon adoption, the Company performed a transitional goodwill impairment assessment and noted no such impairment of goodwill. The Company also performed annual impairment tests from 2002 through 2005, and in 2005 determined that approximately $2.5 million of goodwill related to the Company’s Japanese subsidiary should be written off. (See note 6, “Purchase of Additional Ownership Interest in Ciphergen Biosystems KK.”) Goodwill and other intangible assets consisted of the following (in thousands):

	December 31, 2005			December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Total	Gross Carrying Amount	Accumulated Amortization	Total
Non-amortizing:
Goodwill	$76	$—	$76	$2,529	$—	$2,529
Amortizing:
Acquired license related to litigation settlement	5,743	3,326	2,417	5,156	2,116	3,040
	$5,819	$3,326	$2,493	$7,685	$2,116	$5,569

Additions to goodwill and other intangible assets consisted of approximately $587,000 paid in license fees related to a litigation settlement. Amortization expense for these intangible assets was (in thousands):

	2005	2004	2003
Acquired completed technology	$—	$707	$772
Patents	—	53	57
Acquired license related to litigation settlement	1,210	1,210	906
	$1,210	$1,970	$1,735

Annual amortization expense for these intangible assets is expected to be approximately $1.2 million in both 2006 and 2007, and zero in subsequent years. Amortization expense for the acquired license related to the litigation settlement is charged to cost of revenue.

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

(b)         Ciphergen issued to LumiCyte 1,250,000 shares of Ciphergen common stock which were valued at $7.8 million; and

(c)          Ciphergen agreed to pay license fees to MAS based on the revenues Ciphergen and its affiliates derive from the SELDI technology and recognize between February 21, 2003 and May 28, 2014, provided that such license fees will not exceed $1.0 million during calendar year 2003 or $10.0 million in the aggregate. Although $10.0 million is the maximum amount that could be payable, management believes it is likely that in the remaining approximately nine years until May 2014, the Company will achieve cumulative sales sufficient to reach this upper limit. Through December 31, 2005, the Company had paid or accrued a total of $2.2 million in such license fees.

The total cost of the litigation settlement, including future license fees, is expected to be $20.8 million. Management cannot predict the amount of future revenue that will be earned over the remaining life of the technology. Therefore, the license fees are not recognized based on revenue. Rather, the license rights are treated as an intangible asset that the Company purchased, and are amortized over its 17-year useful life, from April 1997 to May 2014, using the straight line method. Of the total anticipated settlement costs of $20.8 million, $7.3 million was attributed to periods prior to April 1, 2003 and expensed in the second quarter of 2003. $906,000 was amortized to cost of revenue in the remainder of 2003, $1.2 million was amortized to cost of revenue in both 2004 and 2005, and the remaining $10.2 million will be amortized to cost of revenue in future periods through the second quarter of 2014. The cost is being prorated between cost of products revenue and cost of services revenue based on the ratio of SELDI-based products revenue to SELDI-based services revenue.

9.   Accrued Liabilities (in thousands)

	December 31,
	2005	2004
Payroll and related expenses	$1,795	$2,022
Compensated absences	998	1,331
Legal and accounting fees	1,526	1,045
Tax-related liabilities	225	374
Accrued interest on convertible senior notes	450	450
Post-closing adjustment owed to buyer of BioSepra business	—	1,044
Other accrued liabilities	1,304	1,233
	$6,298	$7,499

10.   Warranties and Maintenance Contracts

Ciphergen has a direct field service organization that provides service for its products. The Company generally includes a standard 12 month warranty on its ProteinChip Systems, ProteinChip Tandem MS Interfaces and accessories in the form of a maintenance contract upon initial sale, after which maintenance and support may be provided under a separately priced contract or on an individual call basis. The

Company substitutes a maintenance contract in place of a standard 12-month warranty on its instruments and accessories upon initial sale. Ciphergen also sells separately priced maintenance (extended warranty) contracts, which are generally for 12 or 24 months, upon expiration of the initial maintenance contract. Coverage under both the standard and extended maintenance contracts is identical. Revenue for both the standard and extended maintenance contracts is deferred and recognized on a straight line basis over the period of the applicable maintenance contract. Related costs are recognized as incurred.

Changes in product warranty obligations, including separately priced maintenance obligations, during the years ended December 31, 2005 and 2004 were as follows (in thousands):

		2005	2004
Balance at beginning of period		$3,778	$3,442
Add:	Costs incurred for maintenance contracts	2,688	2,664
	Revenue deferred for separately priced maintenance contracts	4,287	5,473
Less:	Settlements made under maintenance contracts	(2,688)	(2,664)
	Revenue recognized for separately priced maintenance contracts	(5,234)	(5,137)
Balance at end of period		$2,831	$3,778

11.   Long-term Debt and Capital Leases

4.5% Convertible Senior Notes Due 2008

On August 22, 2003, the Company closed the sale of $30.0 million of convertible senior notes due September 1, 2008. Offering costs were approximately $1.9 million. Interest on the notes is 4.5% per annum on the principal amount, payable semiannually on March 1 and September 1, beginning March 1, 2004. The effective interest rate is 5.85% per annum. The notes are convertible, at the option of the holder, at any time on or prior to maturity of the notes into shares of the Company’s common stock initially at a conversion rate of 108.8329 shares per $1,000 principal amount of the notes, which is equal to a conversion price of approximately $9.19 per share. The conversion price, and hence the conversion rate, is subject to adjustment upon the occurrence of certain events, such as stock splits, stock dividends and other distributions or recapitalizations. Because the market value of the stock rose above the conversion price between the day the notes were priced and the closing date, the Company recorded a discount of $2,677,000 related to the intrinsic value of the beneficial conversion feature resulting from this price change and the fact that the initial purchaser of the notes was not required to purchase the notes until the closing date. Immediately after the closing, Ciphergen common stock had a market price of $10.01 per share, or $0.82 per share higher than the conversion price. The value of the beneficial conversion feature was determined by multiplying this difference in the per share price of Ciphergen’s common stock by the 3,264,987 underlying shares. This amount will be amortized to interest expense using the effective interest method over the five-year term of the notes, or shorter period in the event of conversion of the notes. Amortization in 2005 and 2004 amounted to $535,000 and $536,000, respectively.

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

The Company may redeem the notes at its option, in whole or in part, at any time on or after September 1, 2006 at specified redemption prices plus accrued and unpaid interest, provided that the notes will be redeemable only if the closing price of the stock equals or exceeds 150% of the conversion price then in effect for at least 20 trading days within a period of 30 consecutive trading days ending on the trading day before the date of the notice of the redemption. The 3,264,987 shares that could be issued if all convertible senior notes were converted into common stock have not been included in the calculation of loss per share, as these potential common shares are antidilutive. Upon a change of control, each holder of the notes may require the Company to repurchase some or all of the notes at specified redemption prices, plus accrued and unpaid interest. The debenture contains a put option that entitles the holder to require the Company to redeem the debenture at a price equal to 105.0% of the principal balance upon a change in control of the Company. The Company does not anticipate that the put option will have significant value because no change of control is currently contemplated.

The notes and common stock issuable upon conversion of the notes were registered with the U.S. Securities and Exchange Commission on Form S-3 on October 8, 2003, and at December 31, 2005 all notes remained issued and outstanding.

Loan from Quest Diagnostics

On July 22, 2005, Quest Diagnostics agreed to loan the Company up to $10 million. This loan facility is described more fully in note 2, “Strategic Alliance with Quest Diagnostics.”

Equipment Financing Loan

In June 2003, the Company entered into a loan and security agreement with General Electric Capital Corporation to obtain financing for up to $5.0 million of capital equipment purchases. The Company financed $2.1 million of capital equipment purchases through this facility at an annual interest rate of 7.48%, repayable in monthly installments over 36 months from the date of each drawdown under the agreement. The loan is collateralized by the equipment being financed as well as certain other assets of the Company. As of December 31, 2005, the balance outstanding on the loan, including interest charges, was approximately $385,000, with the final payment scheduled for July 1, 2006.

Capital Leases

The Company leases certain machinery and equipment in Japan under capital lease agreements with Sumitomo Corporation and other independent finance companies; these leases expire at various times through July 31, 2009. The interest rates are fixed rates. The weighted average interest rate was 4.9% at December 31, 2005.

As of December 31, 2005, future minimum lease payments under capital lease agreements were as follows (in thousands):

2006	$23
2007	20
2008	9
2009 and after	—
Total minimum lease payments	52
Less: Amount representing interest	3
Present value of minimum lease payments	49
Less: Current portion	21
Non-current portion	$28

12.   Foreign Currency Contracts

During the years ended December 31, 2003 and 2004, the Company entered into foreign currency forward contracts to manage the volatility of currency fluctuations as a result of an intercompany loan of approximately $1.0 million, denominated in yen, to the Company’s subsidiary in Japan. The effect of exchange rate changes on the forward exchange contracts largely offset the effect of exchange rate changes on the intercompany loan. As of December 31, 2004, there were no forward contracts outstanding and none were entered into in 2005. Net realized foreign currency gains and losses related to foreign currency forward contracts were recorded in other income (expense) in the Consolidated Statements of Operations and were not material for the years ended December 31, 2003 and 2004, and there were no such gains or losses in the year ended December 31, 2005.

13.   Commitments and Contingencies

Operating Leases

The Company leases various equipment and facilities to support its worldwide manufacturing, research and development, Biomarker Discovery Center, and sales and marketing activities. Total rent expense under all leases was $3,825,000, $3,685,000, and $3,514,000 in the years ended December 31, 2005, 2004 and 2003, respectively. The Company leases its Fremont facility under a non-cancelable operating lease that expires on July 31, 2008. The lease provides for escalations of lease payments of approximately 4% per year.

As of December 31, 2005, future minimum payments under non-cancelable operating leases were as follows (in thousands):

2006	$4,028
2007	3,879
2008	2,367
2009	355
2010 and after	150
$10,779

Inventory Purchase Obligations

At December 31, 2005, the Company had non-cancelable agreements with certain vendors obligating Ciphergen to purchase approximately $300,000 of inventory during 2006.

Product Retrofit

In July 2005, the Company was notified by a supplier about a potential safety hazard in certain pumps used in some older model ProteinChip Systems. The supplier is recommending that a capacitor in the pumps it supplied be replaced. The Company’s management has evaluated the situation with the supplier and with legal counsel, and does not believe Ciphergen’s cost for retrofitting the affected instruments or related liabilities will be material to our financial statements. The product retrofit does not affect Ciphergen’s current Series 4000 line.

Joint Development Agreement

In February 1995, the Company entered into a joint development agreement with Stanford Research Systems which was amended in June 2000. It provided for the issuance of a total of 949,113 shares of Series B preferred stock upon achievement of specified development milestones. All preferred stock converted to common stock on a one-for-one basis on September 26, 2000 in conjunction with the

Company’s initial public offering. Through December 31, 1999, a total of 712,613 shares of preferred stock were issued under the agreement. During 2000, two additional milestones were attained and 25,800 shares of preferred stock valued at $379,000 and 12,900 shares of common stock valued at $142,000 were issued, respectively. In 2001, a total of 51,600 common shares valued at $268,000 were issued upon the attainment of four additional milestones. In 2002, 49,450 common shares valued at $131,000 were issued upon completion of a milestone. No shares were issued pursuant to this agreement in 2003, 2004 or 2005. The agreement was terminated in 2005.

Product Development Agreement with a Customer

In the third quarter of 2005, the Company sold nine ProteinChip Systems to one customer for $601,000. The Company also entered into a product development agreement with this same customer, whereby the customer will develop for Ciphergen a specific new product and Ciphergen may pay the customer up to $500,000 based on the customer’s attainment of specified development milestones. Under this agreement, Ciphergen paid this customer $300,000 of development fees during 2005. This was recorded, following EITF 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)”, as a reduction to revenue, resulting in net revenue from this customer of approximately $301,000 in 2005. This constituted approximately 2% of products revenue and 1% of total revenue for 2005. In future periods, if this third party achieves a development milestone, Ciphergen will record its payment obligation as a reduction to revenue in the period in which that development milestone is met.

Non-Cancelable Collaboration Obligations

The Company has extended its agreement to fund a Biomarker Discovery Center collaboration with The Johns Hopkins University School of Medicine. Under this agreement, Ciphergen has an obligation to fund a total of $305,000 for the period from December 2005 to March 2006, after which it is expected that a further extension will be negotiated. At December 31, 2005, $76,000 of this commitment had been expensed but not yet paid.

On October 3, 2005, the Company entered into a two year research and license agreement with University College London and UCL BioMedica Plc. (together, “UCL”) to utilize Ciphergen’s suite of proteomic solutions (Deep Proteome™, Pattern Track™ Process and ProteinChip® System) to further UCL’s ongoing research in ovarian cancer and breast cancer. Under the terms of the agreement, Ciphergen has exclusive rights to license intellectual property resulting from discoveries made during the course of this collaboration for use in developing, manufacturing and selling products and services utilizing the intellectual property. Additionally, Ciphergen will contribute approximately $2.1 million in cash and $652,000 in the form of Ciphergen equipment, software, arrays and consumable supplies as requested by UCL, valued at Ciphergen’s list selling price, to cover part of the costs incurred by UCL specifically for this research program. $1.1 million of the cash obligation is to be paid in the first year of the agreement and is non-cancelable. The remainder is to be paid in the second year of the agreement and is cancelable with three months advance notice. As of December 31, 2005, the Company had expensed $306,000, of which $33,000 represented the Company’s cost for the arrays and consumables it had provided, and the remaining $273,000 was recorded as an accrued liability.

Litigation

Ciphergen and certain of its current and former officers have been named as defendants in a securities class action complaint filed on December 5, 2005, in the United States District Court, Northern District of California. The complaint has been brought on behalf of all persons who purchased Ciphergen’s common stock from August 8, 2005, when the Company issued a press release announcing unaudited financial results for the second quarter of 2005, through November 16, 2005, when Ciphergen announced its intention to restate those financial results. The Plaintiffs do not demand any particular amount in damages. The Company has not yet responded to this complaint. Given the early stage of this action, the Company cannot predict the ultimate outcome of this matter at this time. As a result, in accordance with Statement of Financial Accounting Standard No. 5, “Accounting for Contingencies”, the Company has disclosed the existence of this lawsuit; however, no accrual for potential losses, if any, has been recorded.

14.   Stockholders’ Equity

At December 31, 2005 and 2004, 5,000,000 shares of preferred stock were authorized, but no shares were issued or outstanding.

The Company has adopted a Stockholder Rights Plan, the purpose of which is, among other things, to enhance the Board’s ability to protect stockholder interests and to ensure that stockholders receive fair treatment in the event any coercive takeover attempt of the Company is made in the future. The Stockholder Rights Plan could make it more difficult for a third party to acquire, or could discourage a third party from acquiring, the Company or a large block of the Company’s common stock. The following summary description of the Stockholder Rights Plan does not purport to be complete and is qualified in its entirety by reference to the Company’s Stockholder Rights Plan, which has been previously filed with the Securities and Exchange Commission as an exhibit to a Registration Statement on Form 8-A.

The rights issued pursuant to Ciphergen’s Stockholder Rights Plan will become exercisable the tenth day after a person or group announces acquisition of 15% or more of Ciphergen’s common stock or announces commencement of a tender or exchange offer the consummation of which would result in ownership by the person or group of 15% or more of the Company’s common stock. If the rights become exercisable, the holders of the rights (other than the person acquiring 15% or more of Ciphergen’s common stock) will be entitled to acquire, in exchange for the rights’ exercise price, shares of Ciphergen’s common stock or shares of any company in which the Company is merged, with a value equal to twice the rights’ exercise price.

15.   Stock Options, Warrants and Employee Stock Purchase Plan

1993 Stock Option Plan

The Company has no shares of common stock reserved for sale to employees, directors or consultants under its 1993 Stock Option Plan (the “1993 Plan”). Under the 1993 Plan, options were granted at prices not lower than 85% and 100% of the fair market value of the common stock for nonstatutory and statutory stock options, respectively. All outstanding options under the 1993 Plan are now fully vested, and unexercised options generally expire ten years from the date of grant. At December 31, 2005, no shares of common stock were subject to repurchase by the Company. Since the Company’s initial public offering, no options have been granted under the 1993 Plan. During 2003, 2004 and 2005, options for 84,731, 30,923 and 12,040 shares were exercised, respectively. Options for 24,319, 47,672 and 87,113 shares were canceled during 2003, 2004 and 2005, respectively, and the shares reserved under the 1993 Plan were reduced by the same amount.

2000 Stock Plan

In April 2000, the stockholders approved the 2000 Stock Plan (the “2000 Plan”). At December 31, 2005, the Company had 259,299 shares of common stock reserved for future stock option grants to employees, directors and consultants under this stock option plan. Under the 2000 Plan, options may be granted at prices not lower than 85% and 100% of the fair market value of the common stock for nonstatutory and statutory stock options, respectively. Options generally vest monthly over a period of five years and unexercised options generally expire ten years from the date of grant. During 2003, options for 1,221,950 shares were granted, options for 87,450 shares were exercised, and options for 186,553 shares were canceled. During 2004, options for 1,742,625 shares were granted, options for 53,900 shares were exercised, and options for 640,199 shares were canceled. During 2005, options for 2,727,000 shares were granted, options for 216 shares were exercised, and options for 1,319,471 shares were canceled.

During 2005, two executives terminated their employment with the Company. The vesting of a portion of one’s stock options was accelerated, and the exercise periods for both were extended, allowing the executives to potentially purchase option shares that would otherwise have expired.

On January 1, 2003, 2004 and 2005 an additional 1,100,000, 1,400,000 and 900,000 shares were reserved for issuance under the 2000 Plan, respectively.

Activity under these two stock option plans was as follows (in thousands, except per share data):

	Shares	Options Outstanding			Weighted Average
	Available For Grant	Number of Shares	Price Per Share	Aggregate Price	Exercise Price
Balances, January 1, 2003	430	3,215	$0.23-8.50	$15,040	$4.68
Shares reserved for the 2000 Plan	1,100	—
Reduction in shares reserved	(25)	—
Options granted	(1,222)	1,222	4.35-11.96	8,107	6.63
Options canceled/shares repurchased	211	(211)	1.16-6.74	(1,022)	4.84
Options exercised	—	(172)	0.35-8.50	(717)	4.17
Balances, December 31, 2003	494	4,054	0.23-11.96	21,408	5.28
Shares reserved for the 2000 Plan	1,400	—
Reduction in shares reserved	(47)	—
Options granted	(1,743)	1,743	3.29-9.99	13,376	7.68
Options canceled/shares repurchased	688	(687)	1.16-11.96	(4,088)	5.95
Options exercised	—	(85)	0.35-8.50	(329)	3.88
Balances, December 31, 2004	792	5,025	0.23-11.96	30,367	6.04
Shares reserved for the 2000 Plan	900	—
Reduction in shares reserved	(87)	—
Shares granted to an officer	(25)	—
Options granted	(2,727)	2,727	0.90-3.90	5,293	1.94
Options canceled	1,406	(1,406)	1.16-11.96	(7,390)	5.25
Options exercised	—	(12)	1.16-1.80	(14)	1.17
Balances, December 31, 2005	259	6,334	$0.23-11.96	$28,256	$4.46

The options outstanding and currently exercisable by weighted average exercise price at December 31, 2005 were as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number (in thousands)	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number (in thousands)	Weighted Average Exercise Price
$0.23-0.35	18	1.4	$0.34	18	$0.34
$ 0.90	663	10.0	$0.90	25	$0.90
$0.91-2.06	706	8.9	$1.79	200	$1.75
$2.19-2.85	743	9.5	$2.33	123	$2.34
$2.96-3.43	444	8.3	$3.04	239	$3.06
$ 3.49	742	4.3	$3.49	742	$3.49
$3.68-4.43	674	7.7	$4.15	506	$4.30
$4.53-6.08	716	6.2	$5.13	715	$5.13
$6.38-8.53	705	7.3	$7.95	705	$7.95
$8.64-11.96	923	7.9	$9.37	923	$9.37
$0.23-11.96	6,334	7.7	$4.46	4,196	$5.74

Stock-Based Compensation

During the years ended December 31, 2003, 2004 and 2005, the exercise prices of all options granted were equal to fair market value on the dates of grant. During the period from April 1997 through December 31, 2004, the Company recorded $20.9 million of stock-based compensation related to stock options granted to consultants and employees. For options granted to consultants, the Company determined the fair value of the options using the Black-Scholes option pricing model with the following assumptions: contractual lives of ten years; weighted average risk-free rate calculated using rates between 4.5% and 6.2%; expected dividend yield of zero percent; volatility of 75% and deemed values of common stock between $0.35 and $14.67 per share. No options have been granted to consultants since the Company’s initial public offering in 2000. Stock compensation expense was recognized in accordance with an accelerated amortization method, over the vesting periods of the related options, which are generally five years.

The allocation of stock-based compensation expense by functional area was as follows (in thousands):

	Years Ended December 31,
	2005	2004	2003
Cost of revenue	$—	$45	$81
Research and development	—	37	187
Sales and marketing	—	93	274
General and administrative	—	427	876
Total stock-based compensation	$—	$602	$1,418

On December 20, 2005, Ciphergen’s Board of Directors approved the accelerated vesting of all unvested and “out-of-the-money” stock options held by employees with an exercise price per share of $4.00 or higher. The accelerated vesting caused options previously awarded for the purchase of approximately 1,035,000 shares of Ciphergen’s common stock, representing approximately 16% of total options outstanding, to vest and become exercisable immediately, subject to continued restrictions on sale. Of the 224 option grants subject to accelerated vesting, 27 are held by executive officers. Under APB No. 25 and FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation” , the acceleration of the vesting of these options did not result in a compensation charge because the exercise prices of the affected options was greater than the closing price of our common stock on December 20, 2005.

Warrants

At January 1, 2003, warrants to purchase 9,010 shares of common stock were outstanding, at a weighted average exercise price of $3.54 per share. These warrants were exercised or canceled during 2003, and at December 31, 2003 and 2004, no warrants remained outstanding. During 2005, a warrant to purchase 2.2 million shares of Ciphergen common stock at $3.50 per share was issued to Quest Diagnostics as part of the Company’s strategic alliance with Quest Diagnostics (See note 2, “Strategic Alliance with Quest Diagnostics”.)  At December 31, 2005, this warrant remained outstanding.

Employee Stock Purchase Plan

In April 2000, the stockholders approved the 2000 Employee Stock Purchase Plan, under which eligible employees may purchase common stock of the Company through payroll deductions. Purchases are made semi-annually at a price equal to the lower of 85% of the closing price on the applicable offering commencement date or 85% of the closing price at the end of the purchase period. At December 31, 2005, the Company had 166,498 shares of common stock reserved for purchase by employees under this Plan. During 2003, 2004 and 2005, purchases of 310,026, 306,209 and 263,542 shares, respectively, were made under this Plan.

On January 1, 2003, 2004 and 2005 an additional 250,000, 290,795 and 180,000 shares, respectively, were reserved for purchase under the 2000 Employee Stock Purchase Plan. On June 3, 2004, the stockholders approved an additional 250,000 shares to be reserved for this Plan.

16.   Income Taxes

The Company accounts for income taxes using the liability method. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using the current tax laws and rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

In prior years, the Company has incurred income tax liabilities primarily in France and Japan, as well as in most of the other countries outside the U.S. in which it operates. The Company’s provision for income taxes was due to current foreign income taxes, which were $7,000, $172,000, and $1.4 million for the years ended December 31, 2005, 2004 and 2003, respectively, including discontinued operations. Excluding discontinued operations, current foreign income taxes were an expense of $7,000, an expense of $109,000, and a benefit of $47,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

Based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets related to the Company’s operations will not be fully realizable. Accordingly, the Company has provided a full valuation allowance against its net deferred tax assets at December 31, 2005.

Net deferred tax assets (liabilities) consisted of the following (in thousands):

	December 31,
	2005	2004
Depreciation and amortization	$8,947	$1,051
Other	6,814	7,095
Research and development and other credits	9,515	6,685
Net operating losses	48,767	42,365
Deferred tax assets	74,043	57,196
Less: Valuation allowance	(74,043)	(57,196)
	$—	$—

Reconciliation of the statutory federal income tax rate to the Company’s effective tax rate:

	2005	2004	2003
Tax at federal statutory rate	(34)%	(34)%	(34)%
State tax, net of federal benefit	(6)	(6)	(6)
Research and development credits	(3)	(4)	(5)
Foreign tax credits	(4)	—	—
Change in valuation allowance	48	35	43
Stock-based compensation	—	1	2
Foreign tax rate difference and other	(1)	3	4
Gain on sale of BioSepra	—	6	—
Provision for income taxes	0%	1%	4%

Pre-tax U.S. losses were $32.6 million, $21.4 million and $39.8 million in 2005, 2004 and 2003, respectively, including discontinued operations. Pre-tax foreign loss was $2.1 million in 2005 and pre-tax foreign income was $1.8 million and $4.6 million in 2004 and 2003, respectively, including discontinued operations. Excluding discontinued operations, pre-tax U.S. losses were $33.6 million, $38.4 million and $39.5 million in 2005, 2004 and 2003, respectively. Excluding discontinued operations, pre-tax foreign loss was $2.1 million in 2005 and pre-tax foreign income was $1.8 million and $641,000 in 2004 and 2003, respectively.

As of December 31, 2005, the Company had net operating loss carryforwards of approximately $135.7 million for federal and $45.3 million for state tax purposes. If not utilized, these carryforwards will expire beginning in 2009 for federal purposes and 2006 for state purposes.

As of December 31, 2005, the Company had research credit carryforwards of approximately $4.9 million and $4.5 million for federal and state income tax purposes, respectively. If not utilized, the federal research credit carryforward will expire in various amounts beginning in 2011. The California research credit can be carried forward indefinitely.

The Internal Revenue Code limits the use of net operating loss and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. In the event the Company has a change in ownership, utilization of the carryforwards could be restricted.

The Company has foreign tax credit carryforwards of approximately $1.35 million for federal income tax purposes. If not utilized, the federal carryforwards will expire beginning in 2015.

The Company has used net operating loss carryforwards to reduce its income tax liabilities in Japan and the U.K. The Company fully utilized its Japanese net operating loss carryforwards in 2004, resulting in higher Japanese income tax liability in 2004, followed by a net loss in 2005. The 2005 net loss can be carried forward for seven years.

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

17.   Accumulated Other Comprehensive Income

Comprehensive income (loss) generally represents all changes in stockholders’ equity except those resulting from investments or contributions by stockholders. The only component of comprehensive income (loss) that is excluded from the net loss is the Company’s cumulative translation adjustments.

18.   Net Loss per Share

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

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

	Years Ended December 31,
	2005	2004	2003
Numerator:
Net loss from continuing operations	$(36,387)	$(36,571)	$(38,818)
Net income from discontinued operations	954	16,730	2,071
Net loss	$(35,433)	$(19,841)	$(36,747)
Denominator:
Weighted average common shares outstanding	32,321	29,273	28,257
Weighted average unvested common shares subject to repurchase	—	(29)	(103)
Denominator for basic and diluted calculations	32,321	29,244	28,154
Net income (loss) per share, basic and diluted:
Loss per share from continuing operations	$(1.13)	$(1.25)	$(1.38)
Income per share from discontinued operations	.03	0.57	0.07
Net loss per share	$(1.10)	$(0.68)	$(1.31)

The following table sets forth the potential shares of common stock that are not included in the diluted net loss per share calculation above because to do so would be anti-dilutive for the periods indicated (in thousands):

	December 31,
	2005	2004	2003
Common stock subject to repurchase	—	5	65
Stock options outstanding	6,334	5,025	4,054
Common stock issuable under employee stock purchase plan	41	65	85
Common stock warrants outstanding	2,200	—	—
Shares that could be issued if all convertible senior notes were converted into common stock	3,265	3,265	3,265
	11,840	8,360	7,469

19.   Employee Benefit Plans

The Company maintains the Ciphergen Biosystems, Inc. 401(k) Savings Plan for its U.S. employees. The Plan allows eligible employees to defer up to 90%, subject to the Internal Revenue Service annual contribution limit, of their pretax compensation at the discretion of the employee. Under the Plan, the Company is not required to make Plan contributions. The Company had not made any contributions to the Plan as of December 31, 2005.

20.   Related Parties

The Company purchased from Stanford Research Systems (“SRS”) $548,000 of inventory in 2003, during which time the supplier was deemed to be a related party by virtue of the fact that its President was a member of Ciphergen’s Board of Directors. The Company also had a joint development agreement with SRS. (See note 13, “Commitments and Contingencies”.) No payments were made by Ciphergen to SRS under this agreement in 2003, 2004 or 2005. This director resigned from the Board on April 7, 2003, and in 2004 and later the vendor was no longer considered a related party.

On July 22, 2005, Quest Diagnostics purchased approximately 17.4% of the Company. (See note 2, “Strategic Alliance with Quest Diagnostics”.)

21.   Segment Information and Geographic Data

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

The following table reflects the results of the Company’s sales to external customers by similar products and services for the years ended December 31, 2005, 2004 and 2003 (in thousands). Revenue from discontinued operations has been excluded.

	2005	2004	2003
ProteinChip Systems and related products	$18,350	$31,378	$35,872
Services	8,896	8,803	7,766
	$27,246	$40,181	$43,638

The Company sells its products and services directly to customers in North America, Western Europe and Japan, and through distributors in other parts of Europe and Asia and in Australia. Revenue for geographic regions reported below is based upon the customers’ locations and excludes revenue from discontinued operations. Long-lived assets, predominantly machinery and equipment, are reported based on the location of the assets.

Following is a summary of the geographic information related to revenue from continuing operations and long-lived assets for the years ended December 31, 2005, 2004 and 2003 (in thousands):

	2005	2004	2003
Revenue
United States	$12,123	$17,636	$20,036
Canada	923	950	2,249
Europe	7,636	9,387	10,696
Asia	6,564	12,208	10,657
Total	$27,246	$40,181	$43,638
Long-lived assets
United States	$6,256	$7,308	$7,502
Canada	20	111	208
Europe	561	958	7,018
Asia	483	938	1,163
Total	$7,320	$9,315	$15,891

In 2005, 2004 and 2003, sales to customers in Japan were 21%, 25% and 17%, respectively, of total revenue from continuing operations.

22.   Quarterly Consolidated Financial Data (Unaudited)

The following table presents certain unaudited consolidated quarterly financial information for the eight quarters ended December 31, 2005. Revenue and gross profit for discontinued operations have been excluded in all periods shown as a result of the sale of our BioSepra business. In management’s opinion, this information has been prepared on the same basis as the audited consolidated financial statements and includes all adjustments (consisting only of normal recurring adjustments, except for the non-recurring expense resulting from the litigation settlement) necessary to state fairly the unaudited quarterly results of operations set forth herein.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
	(in thousands, except per share data)
Total revenue
2005	$6,648	$6,941	$7,056	$6,601	$27,246
2004	13,252	8,336	8,495	10,098	40,181
Gross profit
2005	3,513	3,358	3,707	2,975	13,553
2004	9,282	4,036	5,557	6,231	25,106
Net loss from continuing operations
2005	(9,332)	(9,328)	(7,476)	(10,251)	(36,387)
2004	(6,665)	(12,996)	(9,462)	(7,448)	(36,571)
Net income (loss) from discontinued operations
2005	—	(67)	—	1,021	954
2004	(816)	(146)	(67)	17,759	16,730
Net income (loss)
2005	(9,332)	(9,395)	(7,476)	(9,230)	(35,433)
2004	(7,481)	(13,142)	(9,529)	10,311	(19,841)
Basic and diluted net loss per share from continuing operations
2005	(0.32)	(0.32)	(0.23)	(0.29)	(1.13)
2004	(0.23)	(0.45)	(0.32)	(0.25)	(1.25)
Basic and diluted net income (loss) per share from discontinued operations
2005	0.00	(0.00)	0.00	0.03	0.03
2004	(0.03)	0.00	0.00	0.60	0.57
Basic and diluted net income (loss) per share
2005	(0.32)	(0.32)	(0.23)	(0.26)	(1.10)
2004	(0.26)	(0.45)	(0.32)	0.35	(0.68)

Quarterly and annual earnings per share are calculated independently, based on the weighted average number of shares outstanding during the periods.

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.        CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.   Ciphergen evaluated its disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this Annual Report on Form 10-K, under the supervision and with the participation of the Company’s principal executive and financial officers. Based on that evaluation, the Company’s principal executive and financial officers concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control Over Financial Reporting.   In our Form 10-Q/A for the second quarter of 2005, we reported a material weakness in our internal control over financial reporting related to revenue recognition. Specifically, the Company’s revenue controls over (i) the accounting for transactions in which side letter arrangements have been entered into, and (ii) the determination of the collectibility of receivables for certain revenue transactions were not effective to ensure that revenue was recorded in the appropriate period. As noted in that report, under the direction of our Audit Committee, management developed and implemented additional controls and processes designed to ensure that information required to be disclosed in our periodic reports is recorded, processed, summarized and reported accurately. These controls and processes included:

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

As of December 31, 2005, we have determined that the new controls are effectively designed and have demonstrated effective operation for a sufficient period of time to enable management to conclude that the material weakness identified during 2005 has been remediated.

There have been no changes in our internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f), that occurred during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.       OTHER INFORMATION

Not applicable.

PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information regarding our directors and executive officers is incorporated by reference from “Election of Directors” in our Proxy Statement for our 2006 Annual Meeting of Stockholders.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended requires our executive officers and directors, and persons who own more than ten percent (10%) of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the “Commission”) and the National Association of Securities Dealers, Inc. Executive officers, directors and greater than ten percent (10%) stockholders are required by Commission regulation to furnish us with copies of all Section 16(a) forms they file. We believe all of our executive officers and directors complied with all applicable filing requirements during the fiscal year ended December 31, 2005.

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

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference from our definitive Proxy Statement referred to in Item 10 above under the heading “Certain Business Relationships and Related Party Transactions.”

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference from our definitive Proxy Statement referred to in Item 10 above under the heading “Principal Accounting Fees and Services.”

PART IV

ITEM 15.         EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)           The following documents are filed as part of this Form 10-K:

(1)         Financial Statements (included in Part II of this report):

10            Financial Statement Schedules:

The following financial statement schedule of Ciphergen Biosystems, Inc. for the years ended December 31, 2005, 2004 and 2003 is filed as part of this Annual Report and should be read in conjunction with the Consolidated Financial Statements of Ciphergen Biosystems, Inc.

Schedule II—Valuation and Qualifying Accounts

All other schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedule or because the information required is included in the financial statements or notes thereto.

10            Exhibits:

Number	Description of Document
2.1(6)	Share Purchase Agreement between Ciphergen Biosystems, Inc. and LumiCyte, Inc. dated May 28, 2003
2.2(9)	Asset Purchase Agreement between Ciphergen Biosystems, Inc. and Pall Corporation dated October 27, 2004
3.2(1)	Amended and Restated Certificate of Incorporation of Registrant
3.4(1)	Amended and Restated Bylaws of Registrant
3.5(4)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Ciphergen Biosystems, Inc.
4.1(1)	Form of Registrant’s Common Stock Certificate
4.2(4)	Preferred Shares Rights Agreement between Ciphergen Biosystems, Inc. and Continental Stock Transfer & Trust Company dated March 20, 2002
4.3(7)	Indenture between Ciphergen Biosystems, Inc. and U.S. Bank National Association dated August 22, 2003
4.4(11)	Amendment to Rights Agreement between the Company and Wells Fargo Bank, N.A. dated July 22, 2005
4.5(12)	Amendment to Rights Agreement between the Company and Wells Fargo Bank, N.A. dated September 30, 2005
10.1(1)	Form of Preferred Stock Purchase Agreement
10.2(1)	Fourth Amended and Restated Investors Rights Agreement dated March 3, 2000
10.3(1)	1993 Stock Option Plan
10.4(1)	Form of Stock Option Agreement
10.5(1)	2000 Stock Plan and related form of Stock Option Agreement

10.6(1)	2000 Employee Stock Purchase Plan
10.7(10)	401(k) Plan
10.8(1)	Form of Warrant
10.9(1)	Form of Proprietary Information Agreement between the Registrant and certain of its employees
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

10.36(5)	Exhibit A, which amends the Supply Agreement between Beckman Coulter, Inc. and Registrant dated November 2, 2001
10.37(5)	Lease Agreement between Symbion and Ciphergen Biosystems A/S dated February 24, 2003
10.38(5)	Service and Support Agreement between Registrant and Applied Biosystems/MDS Sciex dated April 2, 2001
10.39	Employment Agreement between Gail Page and Registrant dated December 31, 2005
10.41(7)	Registration Rights Agreement dated August 22, 2003
10.42(8)*	Amendment One to Distributor License Agreement between the Registrant and Salford Systems, Inc. dated August 8, 2003
10.43(8)	Extension of Term of Service and Support Agreement between Registrant and Applied Biosystems/MDS Sciex dated March 10, 2004
10.44(10)*	Volume Purchase Agreement between Ciphergen Biosystems, Inc. and [*] dated November 13, 2001

10.45(6)*

Settlement Agreement and Mutual General Release by and among the Company, IllumeSys Pacific, Inc., Ciphergen Technologies, Inc., Molecular Analytical Systems, Inc., LumiCyte, Inc., and T. William Hutchens dated May 28, 2003

10.46(6)*	Assignment Agreement by and among the Company, IllumeSys Pacific, Inc., Ciphergen Technologies, Inc., Molecular Analytical Systems, Inc., LumiCyte, Inc., and T. William Hutchens dated May 28, 2003
10.47(6)*	License Agreement between Ciphergen Biosystems, Inc. and Molecular Analytical Systems, Inc. dated May 28, 2003
10.48(9)	Asset Purchase Agreement between Ciphergen Biosystems, Inc. and Pall Corporation dated October 27, 2004
10.49(11)*	Strategic Alliance Agreement between the Company and Quest Diagnostics Incorporated dated July 22, 2005
10.50(11)	Stock Purchase Agreement between the Company and Quest Diagnostics Incorporated dated July 22, 2005
10.51(11)	Warrant between the Company and Quest Diagnostics Incorporated dated July 22, 2005
10.52(11)	Credit Agreement between the Company and Quest Diagnostics Incorported dated July 22, 2005
10.53(11)	Security Agreement between the Company and Quest Diagnostics Incorporated dated July 22, 2005
10.54*	Collaborative Research Agreement between University College London, UCL Biomedica plc and Ciphergen Biosystems, Inc. dated September 22, 2005
21.1(10)	Subsidiaries of Registrant
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm
24.1	Power of Attorney (see page 97)
27.1(1)	Financial Data Schedule
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 (a) of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 (a) of the Sarbanes-Oxley Act of 2002
32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(8)          Incorporated by reference to our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the period ended December 31, 2003, file number 000-31617

(9)          Incorporated by reference to the corresponding exhibit in our Form 8-K filed with the Securities and Exchange Commission on December 6, 2004

(10) Incorporated by reference to our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the period ended December 31, 2004, file number 000-31617

(11) Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on July 28, 2005

(12) Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on October 4, 2005

*                    Certain portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission. Confidential treatment has been requested with respect to such omitted portions.

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

CIPHERGEN BIOSYSTEMS, INC.
	By:	/s/ GAIL S. PAGE
President and Chief Executive Officer

Dated: March 17, 2006

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Gail S. Page and Matthew J. Hogan, and each of them, his true and lawful attorneys-in-fact, each with full power of substitution, for him in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ GAIL S. PAGE	President and Chief Executive Officer, and	March 17, 2006
Gail S. Page	Director (Principal Executive Officer)
/s/ MATTHEW J. HOGAN	Senior Vice President and Chief Financial	March 17, 2006
Matthew J. Hogan	Officer (Principal Financial Officer)
/s/ DANIEL M. CASERZA	Vice President and Corporate Controller	March 17, 2006
Daniel M. Caserza	(Principal Accounting Officer)
/s/ JAMES L. RATHMANN	Director, Executive Chairman	March 17, 2006
James L. Rathmann
/s/ JOHN A. YOUNG	Lead Outside Director	March 17, 2006
John A. Young
/s/ JUDY BRUNER	Director	March 17, 2006
Judy Bruner
/s/ JAMES BURNS	Director	March 17, 2006
James Burns

/s/ MICHAEL J. CALLAGHAN	Director	March 17, 2006
Michael J. Callaghan
/s/ RAJEN K. DALAL, PH.D.	Director	March 17, 2006
Rajen K. Dalal, Ph.D.
/s/ WENDELL WIERENGA, PH.D.	Director	March 17, 2006
Wendell Wierenga, Ph.D.

SCHEDULE II

CIPHERGEN BIOSYSTEMS, INC.

VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2005, 2004 and 2003

(in thousands)

	Balance at Beginning of Year	Additions Charged to Earnings	Deductions	Other Changes	Balance at End of Year
Allowance for doubtful accounts:
31 Dec 2005	$247	$25	$34	$—	$238
31 Dec 2004	553	214	295	(225)	247
31 Dec 2003	344	484	301	26	553
Inventory reserve:
31 Dec 2005	1,997	594	481	—	2,110
31 Dec 2004	1,338	1,843	219	(965)	1,997
31 Dec 2003	735	691	216	128	1,338
Deferred tax valuation allowance:
31 Dec 2005	57,196	16,847	—	—	74,043
31 Dec 2004	50,250	6,946	—	—	57,196
31 Dec 2003	34,528	15,722	—	—	50,250