Form 10-Q
period 2006-03-31
CIPHERGEN BIOSYSTEMS INC
filed 2006-05-15
CIK 926617

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 000-31617
CIPHERGEN BIOSYSTEMS, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	33-0595156
(State or other jurisdiction	(I.R.S. Employer
of incorporation of organization)	Identification Number)

6611 DUMBARTON CIRCLE, FREMONT,
CALIFORNIA	94555
(Address of principal executive offices)	(ZIP Code)
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
Yes ☑      No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer’ in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer ☐       Accelerated Filer ☐       Non-Accelerated Filer ☑
Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.
Yes ☐      No ☑
Number of shares of common stock, $0.001 par value, outstanding as of April 30, 2006: 35,999,131

CIPHERGEN BIOSYSTEMS, INC.
INDEX FOR FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2006
Ciphergen, ProteinChip and Biomarker Discovery Center are registered trademarks of Ciphergen Biosystems, Inc. Biomek is a registered trademark of Beckman Coulter Inc. BioSepra is a registered trademark of Pall Corporation.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CIPHERGEN BIOSYSTEMS, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$24,384	$25,738
Short-term investment	—	2,240
Accounts receivable, net of allowance for doubtful accounts of $215 and $238, respectively	5,070	5,828
Prepaid expenses and other current assets	1,442	1,746
Inventories	5,006	5,594

Total current assets	35,902	41,146

Property, plant and equipment, net	6,755	7,320
Goodwill	76	76
Other intangible assets, net	2,252	2,417
Other long-term assets	1,760	1,852

Total assets	$46,745	$52,811

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,390	$3,188
Accrued liabilities	5,123	6,298
Deferred revenue	3,857	4,132
Current portion of capital lease obligations	22	21
Equipment financing loan	190	377

Total current liabilities	11,582	14,016

Deferred revenue	524	508
Capital lease obligations, net of current portion	22	28
Long-term debt owed to related party	3,750	2,500
Convertible senior notes, net of discount	28,718	28,586
Other long-term liabilities	597	650

Total liabilities	45,193	46,288

Commitments and contingencies (note 6)

Stockholders’ equity:
Common stock	36	36
Additional paid-in capital	202,945	202,485
Accumulated other comprehensive loss	(171)	(204)
Accumulated deficit	(201,258)	(195,794)

Total stockholders’ equity	1,552	6,523

Total liabilities and stockholders’ equity	$46,745	$52,811

See notes to unaudited condensed consolidated financial statements.

CIPHERGEN BIOSYSTEMS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2006	2005
Revenue:
Products	$4,809	$4,481
Services	2,255	2,167

Total revenue	7,064	6,648

Cost of revenue:
Products	2,273	2,112
Services	1,131	1,023

Total cost of revenue	3,404	3,135

Gross profit	3,660	3,513

Operating expenses:
Research and development	2,992	3,507
Sales and marketing	3,503	5,273
General and administrative	2,279	3,504

Total operating expenses	8,774	12,284

Loss from operations	(5,114)	(8,771)

Interest and other income (expense), net	(236)	(411)

Loss before income taxes	(5,350)	(9,182)

Income tax provision	114	150

Net loss	$(5,464)	$(9,332)

Net loss per share, basic and diluted	$(0.15)	$(0.32)

Shares used in computing basic and diluted net loss per share	35,999	29,472

See notes to unaudited condensed consolidated financial statements.

CIPHERGEN BIOSYSTEMS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended
	March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,464)	$(9,332)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,367	1,527
Stock-based compensation expense	460	—
Amortization of debt discount associated with beneficial conversion feature of convertible senior notes	131	132
Accrued investment income	(5)	(15)
Interest accrued on notes receivable from related parties	—	(6)
Changes in operating assets and liabilities:
Accounts receivable, net	765	5,947
Prepaid expenses and other current assets	307	334
Inventories	639	(91)
Other long-term assets	1	(53)
Accounts payable and accrued liabilities	(1,975)	(1,519)
Deferred revenue	(262)	(942)
Other long-term liabilities	(60)	24

Net cash used in operating activities	(4,096)	(3,994)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment, net	(455)	(944)
Liquidation of short-term investment	2,245	—
Payment for license related to litigation settlement	(136)	(174)

Net cash provided by (used in) investing activities	1,654	(1,118)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	—	3
Repayments of notes receivable from stockholders	—	310
Proceeds of loan from Quest Diagnostics	1,250	—
Principal payments on capital lease obligations	(6)	(3)
Repayments of long-term debt	(186)	(300)

Net cash provided by financing activities	1,058	10

Effect of exchange rate changes	30	(232)

Net decrease in cash and cash equivalents	(1,354)	(5,334)
Cash and cash equivalents, beginning of period	25,738	35,392

Cash and cash equivalents, end of period	$24,384	$30,058

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Transfer of fixed assets to inventory	$46	$52
See notes to unaudited condensed consolidated financial statements.

CIPHERGEN BIOSYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2006
1. ORGANIZATION AND BASIS OF PRESENTATION
The Company
     Ciphergen Biosystems, Inc. (the “Company” or “Ciphergen”) is dedicated to translating protein biomarkers and panels of biomarkers into protein molecular diagnostic tests that improve patient care. The Company is also focused on providing collaborative research services through its Biomarker Discovery Center® laboratories for biomarker discovery for new diagnostic tests as well as pharmacoproteomic services for improved drug toxicology, efficacy and theranostic assays. In addition, Ciphergen develops, manufactures and sells a family of ProteinChip® Systems for life science researchers. These systems enable protein discovery, validation, identification and assay development to provide researchers with predictive, multi-marker assay capabilities and a better understanding of biological function at the protein level. The core technology, which is patented, is Surface Enhanced Laser Desorption/Ionization (“SELDI”). The systems consist of ProteinChip Readers, ProteinChip Software and related accessories, which are used in conjunction with consumable ProteinChip Arrays. These products are sold primarily to biologists at pharmaceutical and biotechnology companies, and academic and government research laboratories. The Company also offers consulting services, customer support services and training classes to its customers and collaborators.
Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the interim reporting requirements of Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States of America for complete financial statements. Therefore, this unaudited financial data should be read in conjunction with the audited consolidated financial statements and accompanying notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed with the Securities and Exchange Commission on March 17, 2006. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement have been included. In addition, the Company adopted Statement of Financial Accounting Standards No. 123 (Revised), “Share-Based Payment,” in January 2006 as discussed in note 8. The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany transactions have been eliminated in consolidation. The results of operations for the interim periods shown herein are not necessarily indicative of operating results for the entire year or any other future interim period.
Liquidity
     From its inception through March 31, 2006, the Company has financed its operations principally with $218.1 million from the sales of products and services to customers and net proceeds from equity financings totaling approximately $160.8 million including $15.0 million from the sale of 6,225,000 shares of Ciphergen’s common stock and a warrant to purchase up to 2,200,000 shares of Ciphergen’s common stock to Quest Diagnostics Incorporated (“Quest Diagnostics”) on July 22, 2005. Ciphergen received $28.1 million of net proceeds from the sale of 4.5% convertible senior notes on August 22, 2003. These notes are due September 1, 2008. In addition, in July 2005, Quest Diagnostics agreed to loan the Company up to $10 million with interest accrued at the prime rate plus 0.5% and paid monthly, solely to fund certain development activities related to the strategic alliance between Ciphergen and Quest Diagnostics, against which the Company had borrowed approximately $3.7 million as of March 31, 2006. Borrowings may be made by the Company in monthly increments of up to approximately $417,000 during the first two years of the alliance, and the loan will be forgiven upon Ciphergen’s achievement of certain milestones. Otherwise, amounts outstanding on the loan must be repaid on or before July 22, 2010. (See note 7.) The Company also received $28.0 million from the sale of its BioSepra® business in November 2004. The Company has incurred significant net losses and negative cash flows from operations since inception. At March 31, 2006, the Company had an accumulated deficit of $201.3 million.
     Management believes that currently available resources will provide sufficient funds to enable the Company to meet its obligations for at least the next 12 months. Ciphergen currently expects to fund its liquidity needs as well as expenditures for its obligations related to the strategic alliance with Quest Diagnostics and for capital requirements from a combination of available cash, borrowings from Quest Diagnostics, and potential sales of assets and additional equity and/or debt securities. If anticipated operating results are not achieved, however, management believes that planned expenditures may need to be reduced in order to extend the time period over which the currently available resources will be adequate to fund the Company’s operations. At such time as the Company requires additional funding, the Company may seek to raise such additional funding from various possible sources, including the public equity market, private financings, sales of assets, collaborative arrangements and debt. If additional capital is raised through the issuance of equity or securities convertible into equity, stockholders may experience dilution, and such securities may have rights, preferences or privileges senior to those of the holders of its common stock or convertible senior notes. If the Company obtains additional funds through arrangements with collaborators or strategic partners, it may be required to relinquish its rights to certain technologies or products that it might otherwise seek to retain. There can be no assurance that the Company will be able to obtain such financing, or obtain it on acceptable terms. If Ciphergen is unable to obtain financing on acceptable terms, it may be unable to execute its business plan, it could be required to delay or reduce the scope of its operations, and it may not be able to pay off the convertible senior notes or the loans from Quest Diagnostics if and when they come due.
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
     In December 2004, the FASB issued SFAS No. 123 (Revised), “Share-Based Payment.” This standard requires the measurement of all stock-based compensation, including stock options, using the fair value method and the recording of such expense in the Company’s consolidated statements of income. Beginning in the first quarter of 2006, Ciphergen adopted SFAS 123(R) under the modified prospective transition method using the Black-Scholes pricing model. Under this new standard, the Company’s estimate of compensation expense requires a number of complex and subjective assumptions, including the price volatility of Ciphergen’s common stock, employee exercise patterns (expected life of the options), future forfeitures and related tax effects. Although the adoption of SFAS 123(R) had no adverse impact to the Company’s balance sheet and cash flows, it adversely affected the Company’s net loss and net loss per share. See note 8 for the pro forma net loss and net loss per share amounts for 2005 as if the Company had used a fair-value-based method similar to the methods required under SFAS 123(R) to measure compensation expense for employee stock incentive awards.
     In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment”. SAB 107 provides guidance on the initial implementation of SFAS 123(R). In particular, the statement includes guidance related to share-based payment awards for non-employees, valuation methods and selecting underlying assumptions such as expected volatility and expected term. It also provides guidance on the classification of compensation expense associated with such awards and accounting for the income tax effects of those awards upon the adoption of SFAS 123(R). The Company adopted this standard concurrent with its adoption of SFAS 123(R).
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”. SFAS 154 is a replacement of Accounting Principles Board Opinion (“APB”) No. 20 and SFAS 3. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application as the required method for reporting a change in accounting principle. SFAS 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed by SFAS 154. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company adopted this standard beginning in 2006.
     In September 2005, the FASB issued EITF Issue No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty” (“EITF 04-13”). The issue provides guidance on the circumstances under which two or more inventory transactions with the same counterparty should be viewed as a single nonmonetary transaction within the scope of APB Opinion No. 29, “Accounting for Nonmonetary Transactions.” The issue also provides guidance on circumstances under which nonmonetary exchanges of inventory within the same line of business should be recognized at fair value. EITF 04-13 is effective for transactions completed in reporting periods beginning after March 15, 2006. Adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.
     In October 2005, the FASB issued FSP FAS 123(R)-2, “Practical Accommodation to the Application of Grant Date as Defined in FAS 123(R)” (“FSP 123(R)-2”). FSP 123(R)-2 provides guidance on the application of grant date as defined in SFAS 123(R). In accordance with this standard, a grant date of an award exists if (a) the award is a unilateral grant, and (b) the key terms and conditions of the award are expected to be communicated to an individual recipient within a relatively short time period from the date of approval. The Company’s adoption of this standard concurrent with its adoption of SFAS 123(R) did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.
     In November 2005, the FASB issued FSP FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” (“FSP 123(R)-3”). FSP 123(R)-3 provides an elective alternative method that establishes a computational component to arrive at the beginning balance of the accumulated paid-in capital pool related to employee compensation and a simplified method to determine the subsequent impact on the accumulated paid-in capital pool of employee awards that are fully vested and outstanding upon the adoption of SFAS 123(R). The Company adopted this transition method concurrent with its adoption of SFAS 123(R).
3. INVENTORIES
     Inventories consisted of the following (in thousands):

	March 31,	December 31,
	2006	2005
Raw materials	$1,558	$1,775
Work in process	1,410	1,241
Finished goods	2,038	2,578

	$5,006	$5,594

4. GOODWILL AND OTHER INTANGIBLE ASSETS
     Goodwill and other intangible assets consisted of the following (in thousands):

	March 31, 2006			December 31, 2005
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Total	Amount	Amortization	Total
Non-amortizing:
Goodwill	$76	$—	$76	$76	$—	$76
Amortizing:
Acquired license related to litigation settlement	5,879	3,627	2,252	5,743	3,326	2,417

	$5,955	$3,627	$2,328	$5,819	$3,326	$2,493

     During the first three months of 2006, the acquired license related to the Company’s litigation settlement in 2003 increased $136,000 as a result of cash payments made by the Company for license fees. Amortization expense for this acquired license for the three month periods ended March 31, 2006 and 2005 was $301,000 and $303,000, respectively. Amortization expense for the acquired license, based on its gross carrying amount at March 31, 2006, is expected to total approximately $907,000 for the remaining nine months of 2006, $1.2 million in 2007, $135,000 in 2008 and zero thereafter. Amortization expense for the acquired license is charged to cost of revenue.
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

     Changes in product warranty obligations, including separately priced maintenance obligations, were as follows (in thousands):

	Three Months Ended
	March 31,
	2006	2005
Balance at beginning of period	$2,831	$3,778
Add: Costs incurred for maintenance contracts	564	706
Revenue deferred for maintenance contracts	1,227	979
Less: Settlements made under maintenance contracts	(564)	(706)
Revenue recognized for maintenance contracts	(1,174)	(1,318)

Balance at end of period	$2,884	$3,439

6. COMMITMENTS AND CONTINGENCIES
     On October 3, 2005, the Company entered into a two year research and license agreement with University College London and UCL BioMedica Plc. (together, “UCL”) to utilize Ciphergen’s suite of proteomic solutions (Deep Proteome™, Pattern Track™ Process and ProteinChip System) to further UCL’s ongoing research in ovarian cancer and breast cancer. Under the terms of the agreement, Ciphergen has exclusive rights to license intellectual property resulting from discoveries made during the course of this collaboration for use in developing, manufacturing and selling products and services utilizing the intellectual property. Additionally, Ciphergen will contribute approximately $2.1 million in cash and $652,000 in the form of Ciphergen equipment, software, arrays and consumable supplies as requested by UCL, valued at Ciphergen’s list selling price, to cover part of the costs incurred by UCL specifically for this research program. $1.1 million of the cash obligation is to be paid in the first year of the agreement and is non-cancelable. The remainder is to be paid in the second year of the agreement and is cancelable with three months advance notice. As of March 31, 2006, the Company had expensed $583,000, of which $50,000 represented the Company’s cost for the arrays and consumables it had provided, and the remaining $533,000 was recorded as an accrued liability.
7. STRATEGIC ALLIANCE WITH QUEST DIAGNOSTICS
     On July 22, 2005, the Company entered into a strategic alliance agreement with Quest Diagnostics covering a three year period during which the parties will strive to develop and commercialize up to three diagnostic tests based on Ciphergen’s proprietary SELDI ProteinChip technology. Pursuant to the agreement, Quest Diagnostics will have the non-exclusive right to commercialize these tests on a worldwide basis, with exclusive commercialization rights in territories where Quest Diagnostics has a significant presence for up to five years following commercialization. As part of the strategic alliance, there is a royalty arrangement under which Quest Diagnostics will pay royalties to Ciphergen based on fees earned by Quest Diagnostics for applicable diagnostics services, and Ciphergen will pay royalties to Quest Diagnostics based on Ciphergen’s revenue from applicable diagnostics products. To date, no such royalties have been earned by either party. Quest Diagnostics and Ciphergen have also entered into a supply agreement under which Ciphergen will sell instruments and consumable supplies to Quest Diagnostics to be used for performing diagnostics services. In addition, for an aggregate purchase price of $15 million, Quest Diagnostics purchased 6,225,000 shares of Ciphergen’s common stock, or approximately 17.4% of shares outstanding after the transaction, and a warrant having a term of five years to purchase up to an additional 2,200,000 shares for $3.50 per share. The warrant was valued at approximately $2.2 million based on the fair value as determined by a Black-Scholes model using the following assumptions: risk-free interest rate, 4.04%; expected life, 5 years; expected volatility 69%. While the warrant is exercisable for up to 2,200,000 shares, Ciphergen and Quest Diagnostics have clarified that the total number of shares of Common Stock issuable upon exercise of the warrant could at no time cause Quest Diagnostics’ total holdings of Ciphergen’s Common Stock to exceed 19.9% of the total number of outstanding shares of Ciphergen Common Stock (provided that Quest Diagnostics may, prior to or concurrently with the exercise of their warrant, sell such number of shares of Ciphergen Common Stock so that, after the exercise of the warrant and such sale of shares, Quest Diagnostics would not own more than 19.9% of Ciphergen’s Common Stock). Quest Diagnostics also agreed to loan Ciphergen up to $10 million with interest accrued at the prime rate plus 0.5% and paid monthly, solely to fund certain development activities related to the strategic alliance. Borrowings may be made by Ciphergen in monthly increments of up to approximately $417,000 on the last day of each month during the first two years of the alliance, and at March 31, 2006, such borrowings amounted to $3.7 million. This loan, collateralized by certain intellectual property of Ciphergen, will be forgiven based on Ciphergen’s achievement of certain milestones related to development, regulatory approval and commercialization of certain diagnostic tests. Should the Company fail to achieve these milestones, the outstanding principal amount of any such loans will become due and payable on July 22, 2010. From the inception of the strategic alliance through March 31, 2006, the Company had spent approximately $3.6 million of the loan proceeds on in-house research and development, as well as collaborations with others, directed towards achieving the milestones.

8. STOCK-BASED COMPENSATION
     The Company currently has one equity-based compensation plan, the 2000 Stock Plan (“2000 Plan”), from which stock-based compensation awards can be granted to eligible employees, officers, directors and other service providers. This plan is administered by, and each award grant must be approved by, the Board of Directors or a committee of the Board, which determines the number of shares and/or options subject to each award, the purchase price for any shares of the Company’s common stock subject to an award, the vesting schedule (if any) applicable to each award, the term of each award, and the other terms and conditions of each award, subject to the limitations of the plan. Under the 2000 Plan, options may be granted at prices not lower than 85% and 100% of the fair market value of the common stock for nonstatutory and statutory stock options, respectively. Options generally vest monthly over a period of five years and unexercised options generally expire ten years from the date of grant. The Company issues new shares of common stock upon exercise of stock options. There were 1,775,761 shares available for future stock option grants under the 2000 Plan at March 31, 2006.
     The Company also has an employee stock purchase plan, the 2000 Employee Stock Purchase Plan (“ESPP”). The ESPP is administered by the Board of Directors or a committee of the Board. Subject to limits, all of the Company’s officers and employees in the U.S. are eligible to participate in the ESPP. The ESPP generally operates in successive six month offering and purchase periods. Participants in the ESPP may purchase common stock at the end of each six month period at a purchase price equal to 85% of the lower of the fair market value of the stock at the beginning of the six month period or the end of the six month period. The administrator of the ESPP may allow participants to contribute up to 15% of their eligible compensation to purchase stock under the plan. At March 31, 2006, the Company had 336,498 shares of common stock reserved for purchase by employees under the ESPP.
     Effective January 1, 2006, the Company adopted SFAS No. 123 (revised), “Share-Based Payment” (“SFAS 123(R)”), using the modified prospective transition method. Under this new standard, the Company’s estimate of compensation expense requires a number of complex and subjective assumptions, including the price volatility of Ciphergen’s common stock, employee exercise patterns (expected life of the options), future forfeitures and related tax effects. Prior to the adoption of SFAS 123(R), the Company accounted for stock option grants using the intrinsic value method, in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and accordingly, recognized no compensation expense for stock option grants.
     Under the modified prospective approach, SFAS 123(R) applies to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled. Under the modified prospective approach, compensation cost recognized in the first quarter of 2006 includes compensation cost for all stock-based payments granted prior to, but not yet vested as of, January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and compensation cost for all stock-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Prior periods were not restated to reflect the impact of adopting the new standard.
     As a result of adopting SFAS 123(R) on January 1, 2006, the Company’s net loss and basic and diluted net loss per share for the three months ended March 31, 2006 were $460,000 and $0.01 higher, respectively, than if the Company had continued to account for stock-based compensation under APB 25 for its stock option grants. The Company has a 100% valuation allowance recorded against its deferred tax assets. Therefore SFAS 123(R) had no effect on the income tax provision in the consolidated statement of operations or the consolidated statement of cash flows.
     Prior to 2006, the Company accounted for its stock-based employee compensation arrangements using the intrinsic value method of accounting. Unearned compensation expense was based on the difference, if any, on the date of the grant between the fair value of the Company’s stock and the exercise price. Unearned compensation was amortized and expensed using an accelerated method. The Company accounted for stock issued to non-employees using the fair value method of accounting. The following table illustrates the effect on the Company’s net loss and net loss per share had compensation expense for stock-based compensation been determined in accordance with SFAS 123 for the three months ended March 31, 2005 (in thousands, except per share amounts):

Net loss as reported	$(9,332)
Add: Employee stock-based compensation expense in reported net loss, net of tax	—
Less: Employee stock-based compensation expense determined under the fair value method, net of tax	(1,063)

Pro forma net loss	$(10,395)

Basic and diluted net loss per share:
As reported	$(0.32)
Pro forma	$(0.35)
     The Company used the Black-Scholes option pricing model to estimate the fair value of stock-based awards with the following weighted-average assumptions for the indicated periods.

			Employee Stock
	Stock Option Plan		Purchase Plan
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
Assumptions:
Risk-free interest rate	4.85%	3.73%	4.81%	3.13%
Expected term (in years)	6.1	5.0	0.5	0.5
Expected volatility	88%	64%	92%	64%
Expected dividend yield	—%	—%	—%	—%
Weighted-average grant-date fair values:
Exercise price less than market price	$—	$—	$1.34	$0.93
Exercise price equal to market price	1.12	1.67	—	—
Exercise price greater than market price	—	—	—	—
     The expected term of stock options represents the weighted-average period the stock options are expected to remain outstanding. Prior to January 1, 2006, the expected term was developed based on observed and expected time to post-vesting exercise or forfeiture of an option. After January 1, 2006, the expected term of options granted was derived using the “simplified” method allowed by SAB 107. Prior to January 1, 2006, expected volatility was derived exclusively from an analysis of the Company’s historical stock prices. After January 1, 2006, expected volatility was derived from the Company’s historical stock prices and peer group analysis. The risk-free interest rate is based on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term. The expected dividend assumption is based on the Company’s history and expectation of dividend payouts.
     The Company recognizes stock-based compensation costs for grants made after January 1, 2006 on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. These costs should reflect awards ultimately expected to vest, and have therefore been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Prior to January 1, 2006, the Company accounted for forfeitures as they occurred. Stock-based compensation costs for grants made prior to January 1, 2006 are recognized on an accelerated basis over the option vesting term, generally five years, consistent with prior years’ footnote presentations under SFAS 123.

     The following table represents stock option activity for the three months ended March 31, 2006 (numbers of shares stated in thousands):

	Total Options Outstanding
		Weighted	Weighted-Average
	Number	-Average	Remaining
	of	Exercise	Contract
	Shares	Price	Life (Years)
Outstanding options at beginning of period	6,334	$4.46	7.7
Granted	26	1.50
Exercised	—	—
Forfeited	(305)	5.08

Outstanding options at end of period	6,055	$4.42	7.5

Outstanding options exercisable at end of period	4,170	$5.54	6.7
     At March 31, 2006, the aggregate intrinsic value of options outstanding was $525,000 and the aggregate intrinsic value of outstanding options exercisable was $101,000. Also, there was $1.4 million of unrecognized compensation cost related to stock option grants to employees which is expected to be recognized over a weighted average period of 1.1 years.
     The allocation of stock-based compensation expense by functional area for the three months ended March 31, 2006 was as follows (in thousands):

Cost of products revenue	$45
Research and development	100
Sales and marketing	103
General and administrative	212

Total	$460

9. INCOME TAXES
     Based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets related to the Company’s operations will not be fully realizable. Accordingly, the Company has provided a full valuation allowance against its net deferred tax assets at March 31, 2006. The Company incurs income tax liabilities in most of the countries outside the U.S. in which it operates.
10. COMPREHENSIVE LOSS
     Comprehensive income (loss) generally represents all changes in stockholders’ equity except those resulting from investments or contributions by stockholders. The only component of comprehensive income (loss) that is excluded from the net loss during the periods presented is the Company’s cumulative translation adjustments.
11. NET LOSS PER SHARE
     Basic net loss per share is calculated using the weighted average number of common shares outstanding during the period. Because the Company is in a net loss position, diluted earnings per share is calculated using the weighted average number of common shares outstanding and excludes the effects of 11.6 million and 8.8 million potential common shares as of March 31, 2006 and 2005, respectively, that are antidilutive. Potential common shares include shares that could be issued if all convertible senior notes were converted into common stock, shares of common stock issuable upon the exercise of an outstanding warrant held by Quest Diagnostics, common stock subject to repurchase, common stock issuable under the Company’s 2000 Employee Stock Purchase Plan, and shares of common stock potentially issuable upon the exercise of outstanding stock options.

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
     The Company sells most of its products and services directly to customers in North America, Western Europe and Japan, and through distributors in other parts of Europe and Asia and in Australia. Revenue for geographic regions reported below is based upon the customers’ locations. Following is a summary of the geographic information related to revenue for the three month periods ended March 31, 2006 and 2005 (in thousands):

	Three Months Ended
	March 31,
	2006	2005
Revenue
United States	$1,818	$3,330
Canada	397	333
Europe	2,695	1,517
Asia-Pacific	2,154	1,468

Total	$7,064	$6,648

     During the three month periods ended March 31, 2006 and 2005, sales to customers in Japan represented 27% and 21% of revenue, respectively. No other country outside the U.S. accounted for 10% or more of total revenue during these periods.
     Long-lived assets, primarily machinery and equipment, are reported based on the location of the assets. Long-lived asset information by geographic area as of March 31, 2006 and December 31, 2005 is presented in the following table (in thousands):

	March 31,	December 31,
	2006	2005
Long — lived assets
United States	$5,820	$6,256
Canada	10	20
Europe	427	561
Asia-Pacific	498	483

Total	$6,755	$7,320

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     We have made statements under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Factors That May Affect Our Results” and in other sections of this Form 10-Q that are forward-looking statements for purposes of the safe harbor provisions under the Private Securities Litigation Reform Act of 1995. We claim the protection of such safe harbor, and disclaim any intent or obligation to update any forward-looking statement. You can identify these statements by forward-looking words such as “may”, “will”, “expect”, “intend”, “anticipate”, “believe”, “estimate”, “plan”, “could”, “should” and “continue” or similar words. These forward-looking statements may also use different phrases. We have based these forward-looking statements on our current expectations and projections about future events. Examples of forward-looking statements include statements about projections of our future revenue, gross margin, expenses, losses, results of operations and financial condition; anticipated deployment, capabilities and uses of our products and our product development activities and product innovations; the importance of proteomics as a major focus of biology research; the ability of our products to enable proteomics research; competition and competitive pricing pressure in the markets in which we compete; existing and future collaborations and partnerships; our ability to operate our Biomarker Discovery Center® laboratories and secure the commercial rights to biomarkers discovered at our Biomarker Discovery Center laboratories; the utility of biomarker discoveries and the effectiveness of our Biomarker Discovery Center laboratories; our plans to develop and commercialize diagnostic tests through our strategic alliance with Quest Diagnostics; our ability to comply with applicable government regulations; our ability to expand and protect our intellectual property portfolio; our ability to decrease research and development costs; our ability to decrease sales and marketing costs; our ability to decrease general and administrative costs; expected stock-based compensation costs following our adoption of Statement of Financial Accounting Standards No. 123 (Revised), “Share-Based Payment”, (“SFAS 123(R)”); anticipated future losses; expected levels of capital expenditures; our ability to meet development milestones in order to achieve the forgiveness of loan obligations to Quest Diagnostics; the rating of our convertible notes and the value of the related put options; the period of time for which our existing financial resources, debt facilities and interest income will be sufficient to enable us to maintain current and planned operations; foreign currency exchange rate fluctuations and our plans for mitigating foreign currency exchange risks; and the market risk of our investments. These statements are subject to risks and uncertainties that could cause actual results to differ materially, including the risks set forth under the caption “Risk Factors” in this Form 10-Q and the similar factors and risks outlined in our other filings with the Securities and Exchange Commission (“SEC”).
OVERVIEW
     Ciphergen is dedicated to translating protein biomarkers and panels of biomarkers into protein molecular diagnostic tests that improve patient care. We are also focused on providing collaborative research services through our Biomarker Discovery Center laboratories for biomarker discovery for new diagnostic tests as well as pharmacoproteomic services for improved drug toxicology, efficacy and theranostic assays. We develop, manufacture and sell our family of ProteinChip® Systems, which use patented Surface Enhanced Laser Desorption/Ionization (“SELDI”) technology. ProteinChip Systems enable protein discovery, validation, identification and assay development to provide researchers with predictive, multi-marker assay capabilities and a better understanding of biological function at the protein level. These systems consist of a ProteinChip Reader, ProteinChip Software and related accessories which are used in conjunction with our consumable ProteinChip Arrays. We also offer consulting services, customer support services and training classes to further our customers’ success in using SELDI technology. We market and sell our products primarily to research biologists in pharmaceutical and biotechnology companies, and academic and government research laboratories.
     Through a series of acquisitions and license agreements executed in 1997, 1998 and 2003, we acquired an exclusive, worldwide license and right to sublicense the SELDI technology and to commercialize any and all products, information and services derived from the technology without limitation. Our first designed and manufactured system, the ProteinChip System, Series PBS I, was available for shipment in the third quarter of 1997. In 1997, we also established a subsidiary in the U.K. and began direct selling in Europe. During 1999, we initiated an expanded marketing program and in May 1999 began shipping the ProteinChip System, Series PBS II, the latest version of which is now referred to as the ProteinChip Biology System. In 1999, we also established a joint venture with Sumitomo Corporation to distribute our products in Japan. During 2000, we began offering research services and established Biomarker Discovery Center laboratories in Fremont, California; Copenhagen, Denmark; and Malvern, Pennsylvania.
     In 2001, we introduced the ProteinChip Biomarker System, which utilizes sophisticated third-party software to automate pattern recognition-based statistical analysis methods and correlate protein expression patterns from clinical samples with disease phenotypes. We also began selling the Biomek® 2000 Workstation, later superseded by the Biomek 3000 workstation, a robotic accessory which is manufactured by Beckman Coulter and which has been optimized for use with our ProteinChip Biomarker System to increase sample throughput and reproducibility. In addition, we expanded our product offering with a SELDI ProteinChip interface to high-end tandem mass spectrometers. On July 31, 2001, Ciphergen acquired the BioSepra® process chromatography business from Invitrogen Corporation; this business was subsequently sold to Pall Corporation on November 30, 2004.
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
     We have used our resources primarily to develop and improve our proprietary ProteinChip Systems and related consumables and to establish a marketing and sales organization for commercialization of our products. We have also used our funds to establish a joint venture to distribute our products in Japan and to increase our ownership in the joint venture to 100%. In addition, we acquired the BioSepra process chromatography business in 2001, which we sold for a gain in 2004. We have also used our resources to establish Biomarker Discovery Center laboratories to provide research services to our clients, to foster further adoption of our products and technology, and to discover biomarkers that we seek to patent for diagnostic and other purposes. In early 2004, we increased our efforts to discover and commercialize protein biomarkers and panels of biomarkers that we expect can be developed into protein molecular diagnostic tests that improve patient care; to date, these efforts have not generated commercialized products or any revenue from diagnostic tests. Since our inception we have incurred significant losses and as of March 31, 2006, we had an accumulated deficit of $201.3 million.
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
     Our expenses have consisted primarily of materials, contracted manufacturing services, labor and overhead costs to manufacture our ProteinChip Systems and ProteinChip Arrays and to provide customer services; marketing and sales activities; research and development programs; litigation; and general and administrative costs associated with our operations. We expect to incur losses for at least the next year. Our current level of revenue is insufficient for us to become profitable. To become profitable, we will need to increase sales of our ProteinChip Systems, Arrays and collaborative services into the research and development market as well as begin achieving revenue from our diagnostic efforts.
     We anticipate that our quarterly results of operations will fluctuate for the foreseeable future due to several factors, including market acceptance of current and new products and services, the length of the sales cycle and timing of significant orders, the timing and results of our research and development efforts, the introduction of new products by our competitors and possible patent or license issues. Our limited operating history makes accurate prediction of future results of operations difficult.
RECENT DEVELOPMENTS
     On December 5, 2005, a securities class action suit was filed against Ciphergen Biosystems, Inc. (“Ciphergen” or “the Company”) and certain former officers and directors. The complaint was captioned Cohen v. Ciphergen Biosystems, Inc., et al. (Docket No. C-05-4997-MHP) and was filed in the United States District Court for the Northern District of California. The lawsuit was filed on behalf of the purchasers of the Company’s common stock between August 8, 2005 and November 16, 2005. Plaintiff alleged, among other things, violations of sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, and sought unspecified monetary damages and other relief against all defendants. On March 28, 2006, the parties stipulated to the dismissal of the action without prejudice. The Court ordered the action dismissed per the parties’ stipulation on March 29, 2006.
RESULTS OF OPERATIONS
     Effective January 1, 2006, we adopted SFAS 123(R) using the modified prospective transition method. As a result, compensation costs in the first quarter of 2006 include compensation cost for all stock-based payments granted prior to, but not yet vested as of, January 1, 2006, as well as compensation cost for all stock-based payments granted during the first quarter of 2006. Prior periods were not restated to reflect the impact of adopting the new standard.
COMPARISON OF THE THREE MONTH PERIODS ENDED MARCH 31, 2006 AND MARCH 31, 2005
     PRODUCTS REVENUE. Products revenue increased to $4.8 million in the first quarter of 2006 from $4.5 million in the same period of 2005, an increase of $328,000 or 7%. The increase was primarily the result of an $831,000 or 40% increase in revenue from sales of our ProteinChip Systems, accessories and software, partly offset by a $503,000 or 21% decline in revenue from arrays and consumables. The increase in revenue from sales of our ProteinChip Systems, accessories and software was largely due to a 13% increase in unit sales of ProteinChip Systems, as well as an increase in average revenue per system of approximately 24% due to less discounting comparing the first quarter of 2006 to the same period in 2005.
     SERVICES REVENUE. Services revenue increased to $2.3 million in the first quarter of 2006 from $2.2 million in the same period of 2005, an increase of $88,000 or 4%. This increase was primarily due to an increase of approximately $467,000 in revenue from Biomarker Discovery Center projects due to completion of several large contracts in the first quarter of 2006. This increase was partly offset by a decrease in revenue from training and consulting services of approximately $235,000, which we believe was due to the reduction in the number of field scientists on our staff, and a decrease in revenue from our maintenance contracts of $144,000 due to having fewer instruments under contract.
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
     COST OF PRODUCTS REVENUE. Cost of products revenue increased to $2.3 million in the first quarter of 2006 from $2.1 million in the same period of 2005, an increase of $161,000 or 8%. The gross margin for products revenue was 53% in both the first quarter of 2006 and the first quarter of 2005. The gross margin improved in the first quarter of 2006 compared to the same period in 2005 partly as a result of an increase in the average selling price of our ProteinChip Systems, resulting in an increase in gross margin of approximately 6% of products revenue. Reduced provisions for excess and obsolete inventories also improved the gross margin by approximately 5% of products revenue, and reduced scrap and inventory shrinkage improved the gross margin by approximately 3% of products revenue. However, the gross margin comparison was also affected by the sale in last year’s first quarter of some Series 4000 systems built with components previously charged to research and development expense prior to the product achieving technological feasibility. This resulted in a decrease in the gross margin of approximately 8% of product revenue comparing the first quarter of 2006 to the same period in 2005. In addition, our gross margin declined due to higher absorption variances resulting primarily from unused capacity in consumables manufacturing. Stock-based compensation expense included in cost of products revenue was $45,000 in the first quarter of 2006.

     COST OF SERVICES REVENUE. Cost of services revenue increased to $1.1 million in the first quarter of 2006 from $1.0 million in the same period of 2005, an increase of $108,000 or 11%. The largest component of this increase came from Biomarker Discovery Center contracts, whose costs typically vary based on the complexity and difficulty of the work being undertaken. The gross margin for services revenue decreased to 50% in the first quarter of 2006 compared to 53% in the same period of 2005. This decrease was mainly due to one consulting project we undertook in Europe for strategic reasons which has a very low profit margin.
     We believe that gross profit as a percentage of revenue in future periods will be particularly affected by our sales volumes, competitive pricing pressure and provisions for inventory reserves.
     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses decreased to $3.0 million in the first quarter of 2006 from $3.5 million in the same period of 2005, a decrease of $515,000 or 15%. The decrease was largely due to a 38% decrease in headcount comparing March 31, 2006 to March 31, 2005, resulting in a decrease in payroll and related costs of approximately $744,000. Cancelling or scaling back selected early-stage research and development projects related to new instrumentation platforms as part of our efforts to control expenses resulted in a decrease of $118,000 for materials and supplies used in new product development. These decreases were partly offset by an increase in collaboration costs of $265,000, largely due to our collaboration with University College London, which began in October 2005. Stock-based compensation expense included in research and development expenses was $100,000 in the first quarter of 2006.
     We expect research and development expenses to decline in 2006 relative to 2005 due to having fewer research and development employees in 2006 as well as slowing or canceling selected early-stage research and development programs related to new instrumentation platforms as part of our efforts to control expenses, partially offset by an increase in our research and development activities associated with developing and commercializing diagnostic tests as part of our strategic alliance with Quest Diagnostics, and discovering biomarkers that could potentially be developed into additional diagnostic products. The decline in research and development expenses will also be partly offset by stock-based compensation expense.
     SALES AND MARKETING EXPENSES. Sales and marketing expenses decreased to $3.5 million in the first quarter of 2006 from $5.3 million in the same period of 2005, a decrease of $1.8 million or 34%. The decrease was largely due to a 25% decrease in headcount comparing March 31, 2006 to March 31, 2005, resulting in a decrease in payroll and related costs of approximately $945,000. This also resulted in reductions in travel and other operating expenses in sales and marketing of approximately $227,000. Internal consumption of ProteinChip Arrays and other consumables for customer demonstrations and support decreased approximately $245,000. Equipment costs, consisting primarily of depreciation on demonstration ProteinChip Systems, declined approximately $220,000, as we have fewer demonstration systems in service. Costs for trade shows, advertising and other marketing activities declined approximately $131,000. Stock-based compensation expense included in sales and marketing expenses was $103,000 in the first quarter of 2006.
     We expect sales and marketing expenses to decrease in 2006 relative to 2005 as a result of a smaller sales force and reduced associated selling expenses. The decline in sales and marketing expenses will be partly offset by stock-based compensation expense.
     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased to $2.3 million in the first quarter of 2006 from $3.5 million in the same period of 2005, a decrease of $1.2 million or 35%. The decrease was largely due to a 37% reduction in headcount comparing March 31, 2006 to March 31, 2005, resulting in a decrease in payroll and related costs of approximately $681,000. This decrease was accompanied by decreases of $365,000 in audit and accounting fees, $179,000 in legal fees primarily related to patent activities, and $153,000 in consulting and outside services. Stock-based compensation expense included in general and administrative expenses was $212,000 in the first quarter of 2006.
     We expect general and administrative expenses to decrease in 2006 relative to 2005 due to lower headcount in administrative functions and because certain large expenses incurred in 2005, such as severance payments to former executives and outside professional fees related to the restatement of our financial results for the second quarter of 2005, are not expected to recur. In addition, we expect our costs related to compliance with Section 404 of the Sarbanes-Oxley Act of 2002 to decrease significantly as we are now deemed to be a non-accelerated filer and thus not subject to the full requirements of Section 404. However, these reductions are expected to be partly offset by stock-based compensation expense.

     INTEREST AND OTHER INCOME (EXPENSE), NET. Interest income in the first quarter of 2006 was $238,000 compared to $182,000 in the same period of 2005. Interest income increased due to higher interest rates in the first quarter of 2006 compared to the same period in 2005. Interest expense in the first quarter of 2006 was $533,000 compared to $492,000 in the same period of 2005. Interest expense in both periods consisted largely of interest accrued for our convertible senior notes, borrowings from Quest Diagnostics, equipment-financing loan and capital leases. Approximately $132,000 of the interest expense in the first quarters of 2006 and 2005 was non-cash, attributable to amortization of the beneficial conversion feature associated with the convertible senior notes. Other income (expense) in the first quarter of 2006 was net income of $59,000 compared to a net expense of $101,000 in the same period of 2005. The net income in the first quarter of 2006 resulted primarily from $160,000 received in settlement of a claim against a service provider, partly offset by $93,000 for amortization of the offering costs related to the convertible senior notes. The net expense in the first quarter of 2005 resulted largely from the amortization of the offering costs related to the convertible senior notes.
     INCOME TAX PROVISION (BENEFIT). The provision for income taxes in the first quarter of 2006 was $114,000 compared to $150,000 in the same period of 2005. The decrease in expense was primarily due to lower income projected for our Japanese subsidiary, Ciphergen Biosystems KK, in 2006.
LIQUIDITY AND CAPITAL RESOURCES
     From our inception through March 31, 2006, we have financed our operations principally with $218.1 million from the sales of products and services to customers and net proceeds from equity financings totaling approximately $160.8 million, including $15.0 million from the sale to Quest Diagnostics on July 22, 2005 of 6,225,000 shares of Ciphergen’s common stock and a warrant to purchase up to 2,200,000 shares of Ciphergen’s common stock. We received $28.1 million of net proceeds from the sale of 4.5% convertible senior notes on August 22, 2003. These notes are due September 1, 2008. In addition, in July 2005 Quest Diagnostics agreed to loan us up to $10 million with interest accrued at the prime rate plus 0.5% and paid monthly, solely to fund certain development activities related to our strategic alliance, against which we had borrowed approximately $3.7 million as of March 31, 2006. We also received net proceeds of $28.0 million from the sale of our BioSepra business in November 2004. Cash, cash equivalents and a short-term investment at March 31, 2006 were $24.4 million, compared to $28.0 million at December 31, 2005. Working capital at March 31, 2006 was $24.3 million, compared to $27.1 million at December 31, 2005. The decrease in working capital was principally due to a net $3.6 million decrease in cash and short-term investments to fund our operating losses, a $758,000 decrease in accounts receivable, and a $588,000 decrease in inventory, partly offset by a $2.0 million decrease in payables and accrued liabilities. Long-term debt and capital lease balances at March 31, 2006 totaled $32.7 million compared to $31.5 million at December 31, 2005.
     Net cash used in operating activities was $4.1 million in the first three months of 2006 compared to $4.0 million in the same period of 2005. Reductions in payroll expense of $2.1 million, other operating and manufacturing overhead expenditures of $1.8 million and raw materials inventory purchases of $923,000, comparing the first three months of 2006 to the same period of 2005, were offset by approximately $4.9 million less in collections from customers in the first three months of 2006 than in the comparable period of 2005.
     Net cash provided by investing activities was $1.7 million in the first three months of 2006 compared to net cash used in investing activities of $1.1 million in the first three months of 2005. Net cash provided by investing activities in the first three months of 2006 consisted of $2.2 million from the liquidation of an investment in a fixed rate annuity, partly offset by net purchases of property and equipment of approximately $455,000 and payments totaling $136,000 for a technology license related to our litigation which was settled in 2003. Net cash used in investing activities in the first three months of 2005 consisted of net purchases of property and equipment of approximately $944,000, and payments totaling $174,000 for a technology license related to our litigation which was settled in 2003. We anticipate capital expenditures of approximately $2 million in 2006.
     Net cash provided by financing activities was $1.1 million in the first three months of 2006 compared to $10,000 in the first three months of 2005. Net cash provided by financing activities in the first three months of 2006 consisted of $1.3 million in loans from Quest Diagnostics, partly offset by $186,000 for repayments of an equipment financing loan. Net cash provided by financing activities in the first three months of 2005 was derived primarily from the repayment of stockholder loans in the aggregate principal amount of $310,000, largely offset by repayments of an equipment financing loan of $300,000.
     We believe that current cash resources will be sufficient to maintain our operations at least for the next 12 months. We currently expect to fund our liquidity needs as well as expenditures for our obligations related to the strategic alliance with Quest Diagnostics and for capital requirements from a combination of available cash, borrowings from Quest Diagnostics, and potential sales of assets and additional equity and/or debt securities. We will be required to raise additional capital at some point in the future, which might be achieved through a variety of sources, including the public equity market, private financings, sales of assets, collaborative arrangements and debt. If additional capital is raised through the issuance of equity or securities convertible into equity, our stockholders may experience dilution, and such securities may have rights, preferences or privileges senior to those of the holders of our common stock or the notes. If we obtain additional funds through arrangements with collaborators or strategic partners, we may be required to relinquish our rights to certain technologies or products that we might otherwise seek to retain. Additional financing may not be available to us on favorable terms, if at all. If we are unable to obtain financing on acceptable terms, we may be unable to execute our business plan and we could be required to delay, reduce the scope of, or eliminate our operations and we may not be able to pay off the convertible senior notes or the loans from Quest Diagnostics if and when they come due.
     The following summarizes Ciphergen’s contractual cash obligations at March 31, 2006 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands, except the footnotes).

		Less than			Beyond
	Total	1 Year	1-3 Years	4-5 Years	5 Years
Contractual cash obligations:
Capital lease obligations (1)	$44	$22	$22	$—	$—
Interest payable on capital lease obligations	2	2	—	—	—
Equipment financing loan (1)	190	190	—	—	—
Interest payable on equipment financing loan	2	2	—	—	—
Loan from Quest Diagnostics (1)	3,750	—	—	3,750	—
Interest payable on loan from Quest Diagnostics (2)	1,359	309	619	431	—
Convertible senior notes (3)	30,000	—	30,000	—	—
Interest payable on convertible senior notes	3,375	1,350	2,025	—	—
Non-cancelable collaboration obligation (4)	1,100	1,100	—	—	—
Non-cancelable operating lease obligations	9,931	4,095	5,412	424	—
Purchase obligations (5)	522	522	—	—	—

Total contractual cash obligations	$50,275	$7,592	$38,078	$4,605	$—

(1)	Principal amounts, not including interest.

(2)	Based on outstanding principal balance and interest rate as of March 31, 2006.

(3)	Excludes the beneficial conversion feature amounting to $2,677,000, less related amortization of $1,395,000.

(4)	On October 3, 2005, the Company entered into a two year research and license agreement with University College London and UCL BioMedica Plc. (together, “UCL”) to utilize Ciphergen’s suite of proteomic solutions (Deep Proteome™, Pattern Track™ Process and ProteinChip System) to further UCL’s ongoing research in ovarian cancer and breast cancer. Under the terms of the agreement, Ciphergen will have exclusive rights to license intellectual property resulting from discoveries made during the course of this collaboration for use in developing, manufacturing and selling products and services utilizing the intellectual property. Ciphergen is obligated to make contributions of approximately $2.1 million in cash and $652,000 in the form of Ciphergen equipment, software, arrays and consumable supplies as requested by UCL, valued at Ciphergen’s list selling price, to cover part of the costs incurred by UCL specifically for this research program. $1.1 million of the cash obligation is to be paid in the first year of the agreement and is non-cancelable. The remainder is to be paid in the second year of the agreement and is cancelable with three months advance notice. As of March 31, 2006, Ciphergen had expensed $583,000, of which $50,000 represented our cost for the arrays and consumables we had provided, and the remaining $533,000 was recorded as an accrued liability.

(5)	Purchase obligations include agreements to purchase inventory that are enforceable and legally binding on Ciphergen and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty.
     Ciphergen believes it has complied with all requirements set forth in its credit agreements.
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
INTEREST RATE SENSITIVITY
     As of March 31, 2006, our cash was held primarily in money market accounts. We believe that, in the near-term, we will maintain our available funds in money market accounts.
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

     The functional currency of Ciphergen Biosystems KK is the Japanese yen. Accordingly, the accounts of this operation are translated from yen to the U.S. dollar using the current exchange rate in effect at the balance sheet date for the balance sheet accounts, and using the average exchange rate during the period for revenue and expense accounts. The effects of translation are recorded as a separate component of stockholders’ equity.
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
     The net tangible assets of our non-U.S. operations, excluding intercompany debt, were $4.8 million at March 31, 2006.
     We did not enter into any forward contracts during the three month periods ended March 31, 2005 and 2006. Although we will continue to monitor our exposure to currency fluctuations, we cannot provide assurance that exchange rate fluctuations will not harm our business in the future.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC’s rules and forms. As of March 31, 2006, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2006, the design and operation of these disclosure controls and procedures were effective to provide reasonable assurance of the achievement of the objectives described above.
Changes in Internal Control Over Financial Reporting
     During the quarter ended March 31, 2006, there were no changes in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     On December 5, 2005, a securities class action suit was filed against Ciphergen Biosystems, Inc. (“Ciphergen” or “the Company”) and certain former officers and directors. The complaint was captioned Cohen v. Ciphergen Biosystems, Inc., et al. (Docket No. C-05-4997-MHP) and was filed in the United States District Court for the Northern District of California. The lawsuit was filed on behalf of the purchasers of the Company’s common stock between August 8, 2005 and November 16, 2005. Plaintiff alleged, among other things, violations of sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, and sought unspecified monetary damages and other relief against all defendants. On March 28, 2006, the parties stipulated to the dismissal of the action without prejudice. The Court ordered the action dismissed per the parties’ stipulation on March 29, 2006.

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
     From our inception in December 1993 through March 31, 2006, we have generated cumulative revenue from continuing operations of approximately $182.2 million and have incurred net losses of approximately $201.3 million. We have experienced significant operating losses each year since our inception and expect these losses to continue for at least the next several quarters. For example, we experienced net losses of approximately $25.8 million in 2001, $29.1 million in 2002, $36.7 million in 2003, $19.8 million in 2004, $35.4 million in 2005 and $5.5 million in the first quarter of 2006. Our losses have resulted principally from costs incurred in research and development, sales and marketing, litigation, and general and administrative costs associated with our operations. These costs have exceeded our gross profit which, to date, has been generated principally from product sales. We expect to incur additional operating losses and these losses may be substantial. We may never achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.
If we are unable to further establish the utility of our products, our products and services may not achieve market acceptance.
     The commercial success of our ProteinChip Systems and Arrays depends upon validating their utility for important biological applications and increasing their market acceptance by researchers in pharmaceutical and biotechnology companies, academic and government research centers and clinical reference laboratories. If our products are not demonstrated to be more effective in providing commercially useful protein information than other existing technologies, or if we are unable to develop diagnostic tests using our ProteinChip technology, it could seriously undermine market acceptance of our products and reduce the likelihood that we will ever achieve profitability.
If we fail to successfully market the Series 4000, expand sales of our ProteinChip Systems, and develop new and improved applications for our products, our revenue will not increase and we will not achieve profitability.
     Our success depends on our ability to expand commercial sales of our ProteinChip Systems and Arrays, and develop new and improved applications for this platform. In particular, our success will depend on our success in marketing and growing sales of our ProteinChip System, Series 4000. If the performance of our system does not meet or exceed competitive offerings, it is unlikely that we will be able to expand our sales. We may encounter difficulties in developing new, higher performance products or producing our current proteomic systems on a timely basis, we may not be able to produce them economically, we may fail to achieve expected performance levels, or we may fail to gain industry acceptance of such products.
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
     On July 22, 2005, Ciphergen and Quest Diagnostics entered into a strategic alliance which will focus on commercializing up to three assays chosen from Ciphergen’s pipeline over the next three years. If this strategic alliance does not continue for its full term or if Quest Diagnostics fails to proceed to diligently perform its obligations as part of the strategic alliance, such as independently developing, validating and commercializing potential diagnostics tests, our ability to commercialize our potential diagnostic tests would be seriously harmed. If we elect to increase our expenditures to fund diagnostic development programs or research programs on our own, we will need to obtain additional capital, which may not be available on acceptable terms, or at all. If we fail to develop diagnostic tests, our ability to expand our business beyond the sale of ProteinChip Systems and Arrays would be seriously harmed.
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
     We are highly dependent on our executive officers, senior scientists, engineers and sales people. In certain countries, a few key individuals are important to our local success. Our product development and marketing efforts could be delayed or curtailed if we lose the services of any of these people. To expand our research, product development and sales efforts, we need people skilled in areas such as bioinformatics, biochemistry, information services, manufacturing, sales, marketing and technical support. Competition for qualified employees is intense. We will not be able to expand our business if we are unable to hire, train and retain a sufficient number of qualified employees. During 2004 and 2005, we took steps to reduce our headcount and our voluntary employee turnover has increased from historic levels. In addition, the adoption of Statement of Financial Accounting Standards No. 123 (Revised), “Share-Based Payment”, on January 1, 2006, which requires us to expense all stock-based compensation, may cause us to change the manner in which we compensate our employees, which could negatively impact our ability to recruit and retain qualified employees.

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
     One aspect of our business plan is to develop diagnostic tests based on certain biomarkers which we have the right to utilize through licenses with our academic collaborators, such as The Johns Hopkins School of Medicine and the University of Texas M.D. Anderson Cancer Center. In some cases, our collaborators own the entire right to the biomarkers. In other cases we co-own the biomarkers with our collaborator. If, for some reason, we lose our license to biomarkers owned entirely by our collaborators, we may not be able to use those biomarkers in diagnostic tests. If we lose our exclusive license to biomarkers co-owned by us and our collaborators, our collaborators may license their share of the intellectual property to a third party that may compete with us in offering the diagnostic test.
We have drawn funds from the $10 million secured line of credit provided by Quest Diagnostics. If we fail to achieve the loan forgiveness milestones set forth therein, we will be responsible for full repayment of the loan.
     In connection with the strategic alliance with Quest Diagnostics, Quest Diagnostics agreed to provide us with a $10 million secured line of credit, from which we had drawn a total of approximately $3.7 million as of March 31, 2006. Borrowings may be made in monthly increments of up to approximately $417,000 over a two year period, with accrued interest to be paid monthly. Funds from this collateralized line of credit may only be used to pay certain costs and expenses directly related to the strategic alliance, with forgiveness of the repayment obligations based upon our achievement of milestones related to the development, regulatory approval and commercialization of laboratory tests. Should we fail to achieve these milestones, we would be responsible for the repayment of the outstanding principal amount of any such loans on or before July 22, 2010.
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
During significant periods from 2003 to 2006, the price at which our common stock could be purchased on the Nasdaq National Market was lower than the conversion price of the notes, and our stock price may be lower than the conversion price in the future.
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
     Future sales of substantial amounts of our common stock in the public market, or the perception that such sales are likely to occur, could affect prevailing trading prices of our common stock and the value of the notes. As of March 31, 2006, we had:
•	35,998,881 shares of common stock outstanding;

•	6,055,071 shares of common stock reserved for issuance upon exercise of options outstanding under our stock option plans with a weighted average exercise price of $4.42 per share;

•	in addition to the shares reserved for issuance upon the exercise of options referred to in the preceding bullet point, 2,112,259 shares reserved for future issuance under our stock option and employee stock purchase plans;

•	a warrant outstanding for 2,200,000 shares of common stock at a purchase price of $3.50 per share; and

•	25,000 shares of common stock potentially issuable to Gail Page, President and Chief Executive Officer of Ciphergen, contingent upon the achievement of a specific diagnostic milestone.
Because the notes are convertible into common stock only at a specific conversion price, a decline in our common stock price may cause the value of the notes to decline.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
ITEM 5. OTHER INFORMATION
     None.
ITEM 6. EXHIBITS
     The following exhibits have been filed with this report:

2.1(1)	Share Purchase Agreement between Ciphergen Biosystems, Inc. and LumiCyte, Inc. dated May 28, 2003

2.2(2)	Asset Purchase Agreement between Ciphergen Biosystems, Inc. and Pall Corporation dated October 27, 2004

3.2(3)	Amended and Restated Certificate of Incorporation of Registrant

3.4(3)	Amended and Restated Bylaws of Registrant

3.5(4)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Ciphergen Biosystems, Inc.

4.1(3)	Form of Registrant’s Common Stock Certificate

4.2(4)	Preferred Shares Rights Agreement dated March 20, 2002 between Ciphergen Biosystems, Inc. and Continental Stock Transfer & Trust Company

4.3(5)	Indenture between Ciphergen Biosystems, Inc. and U.S. Bank National Association dated August 22, 2003

4.4(6)	Amendment to Rights Agreement between the Company and Wells Fargo Bank, N.A. dated July 22, 2005

4.5(7)	Amendment to Rights Agreement between the Company and Wells Fargo Bank, N.A. dated September 30, 2005

10.55(8)	Consulting Agreement between Ciphergen Biosystems, Inc. and Matthew J. Hogan dated March 22, 2006

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 (a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 (a) of the Sarbanes-Oxley Act of 2002

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the corresponding exhibits in our Form 8-K filed with the Securities and Exchange Commission on June 11, 2003.

(2)	Incorporated by reference to the corresponding exhibit in our Form 8-K filed with the Securities and Exchange Commission on December 6, 2004.

(3)	Incorporated by reference to exhibits (with same exhibit number) to Ciphergen Biosystems’ Registration Statement on Form S-1 (File No. 333-32812) declared effective on September 28, 2000.

(4)	Incorporated by reference to our Registration Statement on Form 8-A filed with the Securities and Exchange Commission on March 21, 2002.

(5)	Incorporated by reference to our Registration Statement on Form S-3 filed with the Securities and Exchange Commission on October 8, 2003.

(6)	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on July 28, 2005.

(7)	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on October 4, 2005.

(8)	Incorporated by reference to exhibit (with same exhibit number) in our Form 8-K filed with the Securities and Exchange Commission on March 23, 2006.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 15, 2006

CIPHERGEN BIOSYSTEMS, INC.

(Registrant)

/s/ Gail S. Page Gail S. Page President, Chief Executive Officer and Director

/s/ Daniel M. Caserza Daniel M. Caserza Vice President and Interim Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit Title
2.1(1)	Share Purchase Agreement between Ciphergen Biosystems, Inc. and LumiCyte, Inc. dated May 28, 2003

2.2(2)	Asset Purchase Agreement between Ciphergen Biosystems, Inc. and Pall Corporation dated October 27, 2004

3.2(3)	Amended and Restated Certificate of Incorporation of Registrant

3.4(3)	Amended and Restated Bylaws of Registrant

3.5(4)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Ciphergen Biosystems, Inc.

4.1(3)	Form of Registrant’s Common Stock Certificate

4.2(4)	Preferred Shares Rights Agreement dated March 20, 2002 between Ciphergen Biosystems, Inc. and Continental Stock Transfer & Trust Company

4.3(5)	Indenture between Ciphergen Biosystems, Inc. and U.S. Bank National Association dated August 22, 2003

4.4(6)	Amendment to Rights Agreement between the Company and Wells Fargo Bank, N.A. dated July 22, 2005

4.5(7)	Amendment to Rights Agreement between the Company and Wells Fargo Bank, N.A. dated September 30, 2005

10.55(8)	Consulting Agreement between Ciphergen Biosystems, Inc. and Matthew J. Hogan dated March 22, 2006

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 (a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 (a) of the Sarbanes-Oxley Act of 2002

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the corresponding exhibits in our Form 8-K filed with the Securities and Exchange Commission on June 11, 2003.

(2)	Incorporated by reference to the corresponding exhibit in our Form 8-K filed with the Securities and Exchange Commission on December 6, 2004.

(3)	Incorporated by reference to exhibits (with same exhibit number) to Ciphergen Biosystems’ Registration Statement on Form S-1 (File No. 333-32812) declared effective on September 28, 2000.

(4)	Incorporated by reference to our Registration Statement on Form 8-A filed with the Securities and Exchange Commission on March 21, 2002.

(5)	Incorporated by reference to our Registration Statement on Form S-3 filed with the Securities and Exchange Commission on October 8, 2003.

(6)	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on July 28, 2005.

(7)	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on October 4, 2005.

(8)	Incorporated by reference to exhibit (with same exhibit number) in our Form 8-K filed with the Securities and Exchange Commission on March 23, 2006.