Form 10-Q
period 2006-06-30
CIPHERGEN BIOSYSTEMS INC
filed 2006-08-16
CIK 926617

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006
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
Yes ☐   No ☑
Number of shares of common stock, $0.001 par value, outstanding as of July 31, 2006: 36,075,017

CIPHERGEN BIOSYSTEMS, INC.
INDEX FOR FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2006
Ciphergen, ProteinChip and Biomarker Discovery Center are registered trademarks of Ciphergen Biosystems, Inc. Biomek is a registered trademark of Beckman Coulter Inc. BioSepra is a registered trademark of Pall Corporation.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CIPHERGEN BIOSYSTEMS, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$20,576	$25,738
Short-term investment	—	2,240
Accounts receivable, net of allowance for doubtful accounts of $458 and $238, respectively	4,185	5,828
Prepaid expenses and other current assets	1,798	1,746
Inventories	4,661	5,594

Total current assets	31,220	41,146

Property, plant and equipment, net	5,910	7,320
Goodwill	76	76
Other intangible assets, net	2,055	2,417
Other long-term assets	1,691	1,852

Total assets	$40,952	$52,811

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,647	$3,188
Accrued liabilities	6,212	6,298
Deferred revenue	3,753	4,132
Current portion of capital lease obligations	22	21
Equipment financing loan	—	377

Total current liabilities	11,634	14,016

Deferred revenue	439	508
Capital lease obligations, net of current portion	16	28
Long-term debt owed to related party	5,000	2,500
Convertible senior notes, net of discount	28,851	28,586
Other long-term liabilities	539	650

Total liabilities	46,479	46,288

Commitments and contingencies (note 6)
Stockholders’ equity (deficit):
Common stock	36	36
Additional paid-in capital	203,509	202,485
Accumulated other comprehensive loss	(79)	(204)
Accumulated deficit	(208,993)	(195,794)

Total stockholders’ equity (deficit)	(5,527)	6,523

Total liabilities and stockholders’ equity (deficit)	$40,952	$52,811

See notes to unaudited condensed consolidated financial statements.

CIPHERGEN BIOSYSTEMS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenue:
Products	$3,196	$4,886	$8,005	$9,367
Services	2,077	2,055	4,332	4,222

Total revenue	5,273	6,941	12,337	13,589

Cost of revenue:
Products	1,871	2,570	4,144	4,682
Services	1,077	1,013	2,208	2,036

Total cost of revenue	2,948	3,583	6,352	6,718

Gross profit	2,325	3,358	5,985	6,871

Operating expenses:
Research and development	2,874	3,626	5,866	7,133
Sales and marketing	3,945	4,792	7,448	10,065
General and administrative	2,729	3,742	5,008	7,246

Total operating expenses	9,548	12,160	18,322	24,444

Loss from operations	(7,223)	(8,802)	(12,337)	(17,573)

Interest and other income (expense), net	(456)	(537)	(692)	(948)

Loss before income taxes	(7,679)	(9,339)	(13,029)	(18,521)

Income tax provision	56	(11)	170	139

Net loss from continuing operations	(7,735)	$(9,328)	(13,199)	$(18,660)

Loss from sale of discontinued operations, net of tax	—	(67)	—	(67)

Net loss	$(7,735)	$(9,395)	$(13,199)	$(18,727)

Net loss per share, basic and diluted:
Net loss per share from continuing operations	$(0.21)	$(0.32)	$(0.37)	$(0.63)
Net loss per share from discontinued operations	0.00	(0.00)	0.00	(0.00)

Net loss	$(0.21)	$(0.32)	$(0.37)	$(0.63)

Shares used in computing basic and diluted net loss per share	36,048	29,575	36,024	29,524

See notes to unaudited condensed consolidated financial statements.

CIPHERGEN BIOSYSTEMS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended
	June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,199)	$(18,727)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,442	2,895
Stock-based compensation expense	924	—
Amortization of debt discount associated with beneficial conversion feature of convertible senior notes	265	265
Accrued investment income	(5)	(31)
Interest accrued on notes receivable from related parties	—	(6)
Gain from sale of BioSepra business	—	67
Changes in operating assets and liabilities:
Accounts receivable, net	1,707	4,557
Prepaid expenses and other current assets	(45)	449
Inventories	1,044	278
Other long-term assets	168	140
Accounts payable and accrued liabilities	(1,624)	9
Deferred revenue	(460)	(885)
Other long-term liabilities	(155)	(107)

Net cash used in operating activities	(8,938)	(11,096)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment, net	(530)	(1,322)
Liquidation of short-term investment	2,245	—
Payment for license related to litigation settlement	(242)	(325)
Cash paid for post-closing adjustment related to sale of BioSepra business	—	(1,111)

Net cash provided by (used in) investing activities	1,473	(2,758)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	99	201
Repayments of notes receivable from stockholders	—	314
Proceeds of loan from Quest Diagnostics	2,500	—
Principal payments on capital lease obligations	(12)	(12)
Repayments of long-term debt	(377)	(561)

Net cash provided by (used in) financing activities	2,210	(58)

Effect of exchange rate changes	93	(224)

Net decrease in cash and cash equivalents	(5,162)	(14,136)
Cash and cash equivalents, beginning of period	25,738	35,392

Cash and cash equivalents, end of period	$20,576	$21,256

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Transfer of fixed assets to inventory	$101	$126
Acquisition of property and equipment under capital leases	1	48
See notes to unaudited condensed consolidated financial statements.

CIPHERGEN BIOSYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2006
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
Liquidity
     From its inception through June 30, 2006, the Company has financed its operations principally with $223.4 million from the sales of products and services to customers and net proceeds from equity financings totaling approximately $160.8 million including $15.0 million from the sale of 6,225,000 shares of Ciphergen’s common stock and a warrant to purchase up to 2,200,000 shares of Ciphergen’s common stock to Quest Diagnostics Incorporated (“Quest Diagnostics”) on July 22, 2005. Ciphergen received $28.1 million of net proceeds from the sale of 4.5% convertible senior notes on August 22, 2003. These notes are due September 1, 2008. In addition, in July 2005, Quest Diagnostics agreed to loan the Company up to $10 million with interest accrued at the prime rate plus 0.5% and paid monthly, solely to fund certain development activities related to the strategic alliance between Ciphergen and Quest Diagnostics, against which the Company had borrowed approximately $5.0 million as of June 30, 2006. Borrowings may be made by the Company in monthly increments of up to approximately $417,000 during the first two years of the alliance, and the loan will be forgiven upon Ciphergen’s achievement of certain milestones. Otherwise, amounts outstanding on the loan must be repaid on or before July 22, 2010. (See note 7.) The Company also received $28.0 million from the sale of its BioSepra® business in November 2004. The Company has incurred significant net losses and negative cash flows from operations since inception. At June 30, 2006, the Company had an accumulated deficit of $209.0 million.
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
     In December 2004, the FASB issued SFAS No. 123 (Revised), “Share-Based Payment.” This standard requires the measurement of all stock-based compensation, including stock options, using the fair value method and the recording of such expense in the Company’s consolidated statements of income. Beginning in the first quarter of 2006, Ciphergen adopted SFAS 123(R) under the modified prospective transition method using the Black-Scholes pricing model. Under this new standard, the Company’s estimate of compensation expense requires a number of complex and subjective assumptions, including the price volatility of Ciphergen’s common stock, employee exercise patterns (expected life of the options), future forfeitures and related tax effects. Although the adoption of SFAS 123(R) had no adverse impact to the Company’s balance sheet and cash flows, it adversely affected the Company’s net loss and net loss per share. See (note 8).
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
     In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that we recognize in our financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect, if any, of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on our condensed consolidated financial statements.

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
3. INVENTORIES
     Inventories consisted of the following (in thousands):

	June 30,	December 31,
	2006	2005
Raw materials	$1,632	$1,775
Work in process	1,240	1,241
Finished goods	1,789	2,578

	$4,661	$5,594

4. GOODWILL AND OTHER INTANGIBLE ASSETS
     Goodwill and other intangible assets consisted of the following (in thousands):

	June 30, 2006			December 31, 2005
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Total	Amount	Amortization	Total
Non-amortizing:
Goodwill	$76	$—	$76	$76	$—	$76
Amortizing:
Acquired license related to litigation settlement	5,985	3,930	2,055	5,743	3,326	2,417

	$6,061	$3,930	$2,131	$5,819	$3,326	$2,493

     During the first six months of 2006, the acquired license related to the Company’s litigation settlement in 2003 increased $242,000 as a result of cash payments made by the Company for license fees. Amortization expense for this acquired license for the six month periods ended June 30, 2006 and 2005 was $604,000 and $605,000, respectively. Amortization expense for the acquired license, based on its gross carrying amount at June 30, 2006, is expected to total approximately $605,000 for the remaining six months of 2006, $1.2 million in 2007, $241,000 in 2008 and zero thereafter. Amortization expense for the acquired license is charged to cost of revenue.
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

     Changes in product warranty obligations, including separately priced maintenance obligations, were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Balance at beginning of period	$2,884	$3,439	$2,831	$3,778
Add: Costs incurred for maintenance contracts	614	680	1,178	1,386
Revenue deferred for maintenance contracts	989	1,252	2,216	2,231
Less: Settlements made under maintenance contracts	(614)	(680)	(1,178)	(1,386)
Revenue recognized for maintenance contracts	(1,125)	(1,271)	(2,299)	(2,589)

Balance at end of period	$2,748	$3,420	$2,748	$3,420

6. COMMITMENTS AND CONTINGENCIES
     On October 3, 2005, the Company entered into a two year research and license agreement with University College London and UCL BioMedica Plc. (together, “UCL”) to utilize Ciphergen’s suite of proteomic solutions (Deep Proteome™, Pattern Track™ Process and ProteinChip System) to further UCL’s ongoing research in ovarian cancer and breast cancer. Under the terms of the agreement, Ciphergen has exclusive rights to license intellectual property resulting from discoveries made during the course of this collaboration for use in developing, manufacturing and selling products and services utilizing the intellectual property. Additionally, Ciphergen will contribute approximately $2.1 million in cash and $652,000 in the form of Ciphergen equipment, software, arrays and consumable supplies as requested by UCL, valued at Ciphergen’s list selling price, to cover part of the costs incurred by UCL specifically for this research program. $1.1 million of the cash obligation is to be paid in the first year of the agreement and is non-cancelable. The remainder is to be paid in the second year of the agreement and is cancelable with three months advance notice. As of June 30, 2006, the Company expensed $874,000, of which $75,000 represented the Company’s cost for the arrays and consumables it had provided, cash payment of $217,000 and the remaining $582,000 was recorded as an accrued liability.
     The Company has extended its agreement to fund a Biomarker Discovery Center collaboration with The Johns Hopkins University School of Medicine. Under this agreement, Ciphergen has an obligation to fund a total of $305,000, of which $76,000 of this commitment had been accrued but not yet paid.
     On June 26, 2006, Health Discovery Corporation filed a lawsuit against us in the U.S. District Court for the Eastern District of Texas (Marshall Division), claiming that software used in certain of Ciphergen’s ProteinChip® Systems infringes on three of its United States patents. Health Discovery Corporation is seeking injunctive relief as well as unspecified compensatory and enhanced damages, reasonable attorney’s fees, prejudgment interest and other costs. On August 1, 2006 Ciphergen filed an unopposed motion with the Court to extend the deadline for Ciphergen to answer or otherwise respond until September 2, 2006. Given the early stage of this action, the Company cannot predict the ultimate outcome of this matter at this time. As a result, in accordance with Statement of Financial Accounting Standard No. 5 “Accounting for Contingencies”, the Company has disclosed the existence of this lawsuit; however, no accrual for potential losses, if any, has been recorded.
7. STRATEGIC ALLIANCE WITH QUEST DIAGNOSTICS
     On July 22, 2005, the Company entered into a strategic alliance agreement with Quest Diagnostics covering a three year period during which the parties will strive to develop and commercialize up to three diagnostic tests based on Ciphergen’s proprietary SELDI ProteinChip technology. Pursuant to the agreement, Quest Diagnostics will have the non-exclusive right to commercialize these tests on a worldwide basis, with exclusive commercialization rights in territories where Quest Diagnostics has a significant presence for up to five years following commercialization. As part of the strategic alliance, there is a royalty arrangement under which Quest Diagnostics will pay royalties to Ciphergen based on fees earned by Quest Diagnostics for applicable diagnostics services, and Ciphergen will pay royalties to Quest Diagnostics based on Ciphergen’s revenue from applicable diagnostics products. To date, no such royalties have been earned by either party. Quest Diagnostics and Ciphergen have also entered into a supply agreement under which Ciphergen will sell instruments and consumable supplies to Quest Diagnostics to be used for performing diagnostics services. In addition, for an aggregate purchase price of $15 million, Quest Diagnostics purchased 6,225,000 shares of Ciphergen’s common stock, or approximately 17.4% of shares outstanding after the transaction, and a warrant having a term of five years to purchase up to an additional 2,200,000 shares for $3.50 per share. The warrant was valued at approximately $2.2 million based on the fair value as determined by a Black-Scholes model using the following assumptions: risk-free interest rate, 4.04%; expected life, 5 years; expected volatility 69%. While the warrant is exercisable for up to 2,200,000 shares, Ciphergen and Quest Diagnostics have clarified that the total number of shares of Common Stock issuable upon exercise of the warrant could at no time cause Quest Diagnostics’ total holdings of Ciphergen’s Common Stock to exceed 19.9% of the total number of outstanding shares of Ciphergen Common Stock (provided that Quest Diagnostics may, prior to or concurrently with the exercise of their warrant, sell such number of shares of Ciphergen Common Stock so that, after the exercise of the warrant and such sale of shares, Quest Diagnostics would not own more than 19.9% of Ciphergen’s Common Stock). Quest Diagnostics also agreed to loan Ciphergen up to $10 million with interest accrued at the prime rate plus 0.5% and paid monthly, solely to fund certain development activities related to the strategic alliance. Borrowings may be made by Ciphergen in monthly increments of up to approximately $417,000 on the last day of each month during the first two years of the alliance, and at June 30, 2006, such borrowings amounted to $5 million. This loan, collateralized by certain intellectual property of Ciphergen, will be forgiven based on Ciphergen’s achievement of certain milestones related to development, regulatory approval and commercialization of certain diagnostic tests. Should the Company fail to achieve these milestones, the outstanding principal amount of any such loans will become due and payable on July 22, 2010. From the inception of the strategic alliance through

June 30, 2006, the Company had spent approximately $4.8 million of the loan proceeds on in-house research and development, as well as collaborations with others, directed towards achieving the milestones.
8. STOCK-BASED COMPENSATION
     The Company currently has one equity-based compensation plan, the 2000 Stock Plan (“2000 Plan”), from which stock-based compensation awards can be granted to eligible employees, officers, directors and other service providers. This plan is administered by, and each award grant must be approved by, the Board of Directors or a committee of the Board, which determines the number of shares and/or options subject to each award, the purchase price for any shares of the Company’s common stock subject to an award, the vesting schedule (if any) applicable to each award, the term of each award, and the other terms and conditions of each award, subject to the limitations of the plan. Under the 2000 Plan, options may be granted at prices not lower than 85% and 100% of the fair market value of the common stock for nonstatutory and statutory stock options, respectively. Options generally vest monthly over a period of five years and unexercised options generally expire ten years from the date of grant. The Company issues new shares of common stock upon exercise of stock options. There were 911,519 shares available for future stock option grants under the 2000 Plan at June 30, 2006.
     The Company also has an employee stock purchase plan, the 2000 Employee Stock Purchase Plan (“ESPP”). The ESPP is administered by the Board of Directors or a committee of the Board. Subject to limits, all of the Company’s officers and employees in the U.S. and Canada are eligible to participate in the ESPP. The ESPP generally operates in successive six month offering and purchase periods. Participants in the ESPP may purchase common stock at the end of each six month period at a purchase price equal to 85% of the lower of the fair market value of the stock at the beginning of the six month period or the end of the six month period. The administrator of the ESPP may allow participants to contribute up to 15% of their eligible compensation to purchase stock under the plan. At June 30, 2006, the Company had 260,612 shares of common stock reserved for purchase by employees under the ESPP.
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
     Under the modified prospective approach, SFAS 123(R) applies to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled. Under the modified prospective approach, compensation cost recognized in the first six months of 2006 includes compensation cost for all stock-based payments granted prior to, but not yet vested as of, January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and compensation cost for all stock-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Prior periods were not restated to reflect the impact of adopting the new standard.
     As a result of adopting SFAS 123(R) on January 1, 2006, the Company’s net loss and basic and diluted net loss per share for the three months ended June 30, 2006 were $464,000 and $0.01 higher, respectively, than if the Company had continued to account for stock-based compensation under APB 25 for its stock option grants. The Company’s net loss and basic and diluted net loss per share for the six months ended June 30, 2006 were $924,000 and $0.03 higher, respectively than if the Company had continued to account for stock-based compensation under APB 25 for its stock option grants. The Company has a 100% valuation allowance recorded against its deferred tax assets. Therefore SFAS 123(R) had no effect on the income tax provision in the consolidated statement of operations or the consolidated statement of cash flows.
     Prior to 2006, the Company accounted for its stock-based employee compensation arrangements using the intrinsic value method of accounting. Unearned compensation expense was based on the difference, if any, on the date of the grant between the fair value of the Company’s stock and the exercise price. Unearned compensation was amortized and expensed using an accelerated method. The Company accounted for stock issued to non-employees using the fair value method of accounting. The following table illustrates the effect on the Company’s net loss and net loss per share had compensation expense for stock-based compensation been determined in accordance with SFAS 123 for the three and six months ended June 30, 2005 (in thousands, except per share amounts):

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
Net loss as reported	$(9,395)	$(18,727)
Add: Employee stock-based compensation expense in reported net loss, net of tax	—	—
Less: Employee stock-based compensation expense determined under the fair value method, net of tax	(819)	(1,882)

Pro forma net loss	$(10,214)	$(20,609)

Basic and diluted net loss per share:
As reported	$(0.32)	$(0.63)
Pro forma	$(0.35)	$(0.70)
     The Company used the Black-Scholes option pricing model to estimate the fair value of stock-based awards with the following weighted-average assumptions for the indicated periods.

			Employee Stock
	Stock Option Plan		Purchase Plan
	Three Months Ended		Three Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Assumptions:
Risk-free interest rate	5.19%	3.99%	4.93%	3.26%
Expected term (in years)	5.9	5.0	0.5	0.5
Expected volatility	86%	94%	84%	94%
Expected dividend yield	—%	—%	—%	—%
Weighted-average grant-date fair values:
Exercise price less than market price	$—	$—	$0.68	$0.62
Exercise price equal to market price	0.90	1.38	—	—
Exercise price greater than market price	—	—	—	—
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
     The following table represents stock option activity for the six months ended June 30, 2006 (numbers of shares stated in thousands):

	Total Options Outstanding
		Weighted	Weighted-Average
	Number	-Average	Remaining
	of	Exercise	Contract
	Shares	Price	Life (Years)
Outstanding options at beginning of period	6,334	$4.46	7.7
Granted	1,325	1.20
Exercised	—	—
Forfeited	822	4.89

Outstanding options at end of period	6,837	$3.78	7.8

Outstanding options exercisable at end of period	3,972	$5.36	6.7
     At June 30, 2006, the aggregate intrinsic value of options outstanding was $157,000 and the aggregate intrinsic value of outstanding options exercisable was $42,000. Also, there was $2.6 million of unrecognized compensation cost related to stock option grants to employees which is expected to be recognized over a weighted average period of 1.6 years.
     The allocation of stock-based compensation expense by functional area for the three and six months ended June 30, 2006 was as follows (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2006	June 30, 2006
Cost of products revenue	$49	$94
Research and development	94	194
Sales and marketing	83	186
General and administrative	238	450

Total	$464	$924

9. INCOME TAXES
     Based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets related to the Company’s operations will not be fully realizable. Accordingly, the Company has provided a full valuation allowance against its net deferred tax assets at June 30, 2006. The Company incurs income tax liabilities in most of the countries outside the U.S. in which it operates.
10. COMPREHENSIVE LOSS
     Comprehensive income (loss) generally represents all changes in stockholders’ equity (deficit) except those resulting from investments or contributions by stockholders. The only component of comprehensive income (loss) that is excluded from the net loss during the periods presented is the Company’s cumulative translation adjustments.
11. NET LOSS PER SHARE
     Basic net loss per share is calculated using the weighted average number of common shares outstanding during the period. Because the Company is in a net loss position, diluted earnings per share is calculated using the weighted average number of common shares outstanding and excludes the effects of 12.4 million and 9.1 million potential common shares as of June 30, 2006 and 2005, respectively, that are antidilutive. Potential common shares include shares that could be issued if all convertible senior notes were converted into common stock, shares of common stock issuable upon the exercise of an outstanding warrant held by Quest Diagnostics, common stock subject to repurchase, common stock issuable under the Company’s 2000 Employee Stock Purchase Plan, and shares of common stock potentially issuable upon the exercise of outstanding stock options.
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

     The Company sells most of its products and services directly to customers in North America, Western Europe and Japan, and through distributors in other parts of Europe, Asia and in Australia. Revenue for geographic regions reported below is based upon the customers’ locations. Following is a summary of the geographic information related to revenue for the three and six month periods ended June 30, 2006 and 2005 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenue
United States	$1,510	$1,923	$3,328	$5,253
Canada	244	290	641	623
Europe	2,267	2,491	4,962	4,008
Asia-Pacific	1,252	2,237	3,406	3,705

Total	$5,273	$6,941	$12,337	$13,589

     During the three month periods ended June 30, 2006 and 2005, sales to customers in Japan represented 19% and 30% of revenue, respectively. During the six month periods ended June 30, 2006 and 2005, sales to customers in Japan represented 24% and 26% of revenue, respectively. In addition, during the three month and six month periods ended June 30, 2006, sales to customers in the U.K. represented 13% and 11%, respectively. No other country outside the U.S. accounted for 10% or more of total revenue during these periods.
     Long-lived assets, primarily machinery and equipment, are reported based on the location of the assets. Long-lived asset information by geographic area as of June 30, 2006 and December 31, 2005 is presented in the following table (in thousands):

	June 30,	December 31,
	2006	2005
Long — lived assets
United States	$5,160	$6,256
Canada	4	20
Europe	372	561
Asia-Pacific	374	483

Total	$5,910	$7,320

13. SUBSEQUENT EVENTS
     On May 24, 2006, the Nasdaq Listings Qualification Department notified Ciphergen that the Company had failed to comply with the continued listing requirements of The Nasdaq Global Market because the market value of the Company’s listed securities had fallen below $50,000,000 for 10 consecutive business days (pursuant to Rule 4450(b)(1)(A) of the Nasdaq Marketplace Rules). Pursuant to Nasdaq Marketplace Rule 4450(e)(4), the Company was provided a period of 30 calendar days, or until June 23, 2006, to regain compliance. The Company requested a hearing for purposes of appealing this delisting determination on July 3, 2006.
     On August 14, 2006, the Company signed a definitive agreement with Bio-Rad Laboratories, Inc. related to Bio-Rad’s purchase of the Company’s proteomics instrument business, which includes the Company’s SELDI technology, ProteinChip® Arrays and accompanying software. The Company would retain exclusive rights to the diagnostics market. In addition, upon closing the Company would agree to purchase SELDI instruments and consumables from Bio-Rad for the continued development of its diagnostics business. Subject to approval by the Company’s stockholders, and other customary closing conditions, Bio-Rad will purchase this business for approximately $20 million in cash and will make a $3 million equity investment in Ciphergen.
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
     In 2001, we introduced the ProteinChip Biomarker System, which utilizes sophisticated third-party software to automate pattern recognition-based statistical analysis methods and correlate protein expression patterns from clinical samples with disease phenotypes. We also began selling the Biomek(R) 2000 Workstation, later superseded by the Biomek 3000 workstation, a robotic accessory which is manufactured by Beckman Coulter and which has been optimized for use with our ProteinChip Biomarker System to increase sample throughput and reproducibility. In addition, we expanded our product offering with a SELDI ProteinChip interface to high-end tandem mass spectrometers. On July 31, 2001, Ciphergen acquired the BioSepra® process chromatography business from Invitrogen Corporation; this business was subsequently sold to Pall Corporation on November 30, 2004.
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
     We have used our resources primarily to develop and improve our proprietary ProteinChip Systems and related consumables and to establish a marketing and sales organization for commercialization of our products. We have also used our funds to establish a joint venture to distribute our products in Japan and to increase our ownership in the joint venture to 100%. In addition, we acquired the BioSepra process chromatography business in 2001, which we sold for a gain in 2004. We have also used our resources to establish Biomarker Discovery Center laboratories to provide research services to our clients, to foster further adoption of our products and technology, and to discover biomarkers that we seek to patent for diagnostic and other purposes. In early 2004, we increased our efforts to discover and commercialize protein biomarkers and panels of biomarkers that we expect can be developed into protein molecular diagnostic tests that improve patient care; to date, these efforts have not generated commercialized products or any revenue from diagnostic tests. Since our inception we have incurred significant losses and as of June 30, 2006, we had an accumulated deficit of $209 million.
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
RECENT DEVELOPMENTS
RESULTS OF OPERATIONS
     Effective January 1, 2006, we adopted SFAS 123(R) using the modified prospective transition method. As a result, compensation costs in the first six months of 2006 include compensation cost for stock-based payments granted prior to, but not yet vested as of, January 1, 2006, as well as compensation cost for stock-based payments granted during 2006. Prior periods were not restated to reflect the impact of adopting the new standard.
COMPARISON OF THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2006 AND JUNE 30, 2005
     PRODUCTS REVENUE. Products revenue decreased to $3.2 million in the second quarter of 2006 from $4.9 million in the same period of 2005, a decrease of $1.7 million or 35%. The decrease was primarily the result of $934,000 or 33% decline in revenue from sales of our ProteinChip Systems, accessories and software and a $756,000 or 37% decline in revenue from arrays and consumables. The decrease was largely due to the reductions in our sales force in July 2005. The decline in revenue from sales of our ProteinChip Systems, accessories and software was largely due to a 27% decline in unit sales of ProteinChip Systems, as well as a decrease in average revenue per system of approximately 8% mainly due to the decrease in sales of accessories comparing the second quarter of 2006 to the same period in 2005.
     Products revenue decreased to $8.0 million in the first six months of 2006 from $9.4 million in the same period of 2005, a decrease of $1.4 million or 15%. The decrease was primarily the result of a $1.3 million or 29% decline in revenue from arrays and consumables and a $103,000 or 2% decline in revenue from sales of our ProteinChip Systems, accessories and software. The decrease in products sales was largely due to the reductions in our sales force in July 2005. In addition, the decrease in unit sales of systems from prior quarters, which typically include a significant initial purchase of consumables, also adversely impacted our array and consumable sales.
     SERVICES REVENUE. Services revenue was approximately $2.1 million in both the second quarter of 2006 and second quarter of 2005. Revenue from Biomarker Discovery Center projects increased approximately $288,000 due to completion of several large projects in the second quarter of 2006. This increase was partly offset by a decrease in revenue from training and consulting services of approximately $120,000, which was mainly due to the reduction in the number of field scientists on our staff, and a decrease in revenue from maintenance contracts of $146,000 due to having fewer instruments under contract.
     Services revenue increased to $4.3 million in the first six months of 2006 from $4.2 million in the same period of 2005, an increase of $110,000 or 3%. This increase was primarily due to an increase of approximately $755,000 in revenue from Biomarker Discovery Center projects due to completion of several large contracts in the first six months of 2006. This increase was partly offset by a decrease in revenue from training and consulting services of approximately $355,000, which was primarily due to the reduction in the number of field scientists on our staff, and a decrease in revenue from maintenance contracts of $290,000 due to having fewer instruments under contract.
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
     COST OF PRODUCTS REVENUE. Cost of products revenue decreased to $1.9 million in the second quarter of 2006 from $2.6 million in the same period of 2005, a decrease of $699,000 or 27%. The decrease was primarily due to the decrease in unit sales of our ProteinChip Systems. The gross margin for products revenue decreased to 41% in the second quarter of 2006, compared to 47% in the second quarter of 2005. The decrease in gross margin was a result of higher unit costs resulting from lower production volumes, for both systems and consumables manufacturing, in the second quarter of 2006. This resulted in a decrease of the gross margin of approximately 15% expressed as a percentage of revenue. However, a reduction in the provision for excess and obsolete inventories, due to a decrease in the number of PBS II systems in inventory, increased gross margin of approximately 5%. Finally, a reduction in the amount of under absorbed overhead, due to a decrease in salary related expenses, resulted in an improvement in the gross margin of an additional 6%.
     Cost of products revenue decreased to $4.1 million in the first six months of 2006 from $4.7 million in the same period of 2005, a decrease of $538,000 or 11%. The decrease was primarily due to the decrease in unit sales of our ProteinChip Systems. The gross margin for products revenue decreased to 48% in the first six months of 2006, compared to 50% in the first six months of 2005. Higher absorption variances for consumables manufacturing contributed to a decrease in the gross margin of 7% expressed as a percentage of revenue. However, this was partially offset by a reduction in the provisions for obsolete inventory for consumables and a reduction in scrap which increased in the gross margin by 3%.
     COST OF SERVICES REVENUE. Cost of services revenue increased to $1.1 million in the second quarter of 2006 from $1.0 million in the same period of 2005, an increase of $64,000 or 6%. The largest component of this increase came from Biomarker Discovery Center projects, whose costs vary based on the complexity and difficulty of the project being undertaken. The gross margin for services revenue decreased to 48% in the second quarter of 2006 compared to 51% in the same period of 2005. The decrease was mainly due to lower margins realized from our training classes.
     Cost of services revenue increased to $2.2 million in the first six months of 2006 from $2.0 million in the same period of 2005, an increase of $172,000 or 8%. The largest component of this increase came from Biomarker Discovery Center projects, whose costs vary based on the complexity and difficulty of the work being undertaken. The gross margin for services revenue decreased to 49% in the first six months of 2006 compared to 52% in the same period of 2005. This decrease was mainly due to a cost reimbursement contract with a government agency which yielded no profit for the first six months of 2006.
     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses decreased to $2.9 million in the second quarter of 2006 from $3.6 million in the same period of 2005, a decrease of $752,000 or 21%. The decrease was largely due to a 48% decrease in headcount comparing June 30, 2006 to June 30, 2005, resulting in a decrease in payroll and related costs of approximately $640,000. Cancelling or scaling back selected early-stage research and development projects related to new instrumentation platforms as part of our efforts to control expenses resulted in a decrease of $294,000 for materials and supplies used in new product development. In addition, allocation of occupancy costs declined by $88,000 due to the shift in employee mix following reduction in research and development headcount. These decreases were partly offset by an increase in collaboration costs of $229,000, largely due to our collaboration with University College London, which began in October 2005. Stock-based compensation expense included in research and development expenses was $94,000 in the second quarter of 2006.
     Research and development expenses decreased to $5.9 million in the first six months of 2006 from $7.1 million in the same period of 2005, a decrease of $1.2 million or 18%. The decrease was largely due to a 48% decrease in headcount comparing June 30, 2006 to June 30, 2005, resulting in a decrease in payroll and related costs of approximately $1.4 million. As a result of headcount reduction, allocation of occupancy costs also decreased by $131,000 due to the shift in employee mix. Cancelling or scaling back selected early-stage research and development projects related to new instrumentation platforms as part of our efforts to control expenses resulted in a decrease of $412,000 for materials and supplies used in new product development. These decreases were partly offset by an increase in collaboration costs of $494,000, largely due to our collaboration with University College London, which began in October 2005. Stock-based compensation expense included in research and development expenses was $194,000 in the first six months of 2006.
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
     SALES AND MARKETING EXPENSES. Sales and marketing expenses decreased to $3.9 million in the second quarter of 2006 from $4.8 million in the same period of 2005, a decrease of $847,000 or 18%. The decrease was largely due to a 27% decrease in headcount comparing June 30, 2006 to June 30, 2005, resulting in a decrease in payroll and related costs of approximately $222,000. This also resulted in reductions in travel and other operating expenses in sales and marketing of approximately $360,000. Equipment costs, consisting primarily of depreciation on demonstration ProteinChip Systems, declined approximately $347,000, as we have fewer demonstration systems in service. Costs for trade shows, advertising and other marketing activities declined approximately $172,000. Internal consumption of ProteinChip Arrays and other consumables for customer demonstrations and support decreased approximately $122,000. These decreases were partly offset by an increase of $289,000 in the portion of occupancy costs allocated to sales and marketing departments largely due to the shift in employee mix following reductions in research and development headcount. Stock-based compensation expense included in sales and marketing expenses was $83,000 in the second quarter of 2006.
     Sales and marketing expenses decreased to $7.5 million in the first six months of 2006 from $10.1 million in the same period of 2005, a decrease of $2.6 million or 26%. The decrease was largely due to a 27% decrease in headcount comparing June 30, 2006 to June 30, 2005, resulting in a decrease in payroll and related costs of approximately $1.2 million. This also resulted in reductions in travel and other operating expenses in sales and marketing of approximately $606,000. Internal consumption of ProteinChip Arrays and other consumables for customer demonstrations and support decreased approximately $367,000. Equipment costs, consisting primarily of depreciation on demonstration ProteinChip Systems, declined approximately $566,000, as we have fewer demonstration systems in service. Costs for trade shows, advertising and other marketing activities declined approximately $303,000. These decreases were partly offset by an increase of $202,000 in the portion of occupancy costs allocated to sales and marketing departments largely due to the shift in employee mix following reductions in research and development headcount. Stock-based compensation expense included in sales and marketing expenses was $186,000 in the first six months of 2006.
     We expect sales and marketing expenses to decrease in 2006 relative to 2005 as a result of a smaller sales force and reduced associated selling expenses. The decline in sales and marketing expenses will be partly offset by stock-based compensation expense.
     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased to $2.7 million in the second quarter of 2006 from $3.7 million in the same period of 2005, a decrease of $1.0 million or 27%. The decrease was largely due to a 43% reduction in headcount comparing June 30, 2006 to June 30, 2005, resulting in a decrease in payroll and related costs of approximately $463,000. This decrease was accompanied by decreases of $336,000 in legal fees primarily due to being more selective in patent activities, $336,000 in consulting and outside services due in part by the absence of Sarbanes-Oxley compliance fees as the company is no longer an accelerated filer, and $109,000 in travel and other operating expenses. Stock-based compensation expense included in general and administrative expenses was $238,000 in the second quarter of 2006.
     General and administrative expenses decreased to $5.0 million in the first six months of 2006 from $7.2 million in the same period of 2005, a decrease of $2.2 million or 31%. The decrease was largely due to a 43% reduction in headcount comparing June 30, 2006 to June 30, 2005, resulting in a decrease in payroll and related costs of approximately $1.1 million. This decrease was accompanied by decreases of $514,000 in legal fees primarily related to patent activities, $868,000 in consulting and outside services due in part by the absence of Sarbanes-Oxley compliance fees as the company is no longer an accelerated filer, and $251,000 in travel and other operating expenses. Stock-based compensation expense included in general and administrative expenses was $450,000 in the first six months of 2006.
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
     INTEREST AND OTHER INCOME (EXPENSE), NET. Interest income in the second quarter of 2006 was $226,000 compared to $170,000 in the same period of 2005. Interest income increased due to higher interest rates in the second quarter of 2006 compared to the same period in 2005. Interest expense in the second quarter of 2006 was $566,000 compared to $491,000 in the same period of 2005. Interest expense in both periods consisted largely of interest accrued for our convertible senior notes, borrowings from Quest Diagnostics, equipment-financing loan and capital leases. Approximately $133,000 of the interest expense in the second quarters of 2006 and 2005 was non-cash, attributable to amortization of the beneficial conversion feature associated with the convertible senior notes. Other income (expense) in the second quarter of 2006 was net expense of $116,000 compared to net expense of $216,000 in the same period of 2005. The change was mainly due to favorable foreign currency variances. The net expense in the second quarters of both 2006 and 2005 resulted primarily from amortization of the offering costs related to the convertible senior notes.
     Interest income in the first six months of 2006 was $464,000 compared to $352,000 in the same period of 2005. Interest income increased due to higher interest rates in the second quarter of 2006 compared to the same period in 2005. Interest expense in the first six months of 2006 was $1.1 million compared to $983,000 in the same period of 2005. Interest expense in both periods consisted largely of interest accrued for our convertible senior notes, borrowings from Quest Diagnostics, equipment-financing loan and capital leases. Approximately $265,000 of the interest expense in the first six months of 2006 and 2005 was non-cash, attributable to amortization of the beneficial conversion feature associated with the convertible senior notes. Other income (expense) in the first six months of 2006 was net expense of $57,000 compared to net expense of $317,000 in the same period of 2005. The net expense in the first six months of 2006 resulted primarily from $160,000 received in settlement of a claim against a service provider, partly offset by $187,000 for amortization of the offering costs related to the convertible senior notes. The net expense in the six months of 2005 resulted largely from the amortization of the offering costs related to the convertible senior notes.
     INCOME TAX PROVISION (BENEFIT). The provision for income taxes in the second quarter of 2006 was an expense of $56,000 compared to a benefit of $11,000 in the same period of 2005. The increase in expense was primarily due to a tax benefit of $59,000 recorded in 2005 compared to no such tax benefit recorded for our Japanese subsidiary, Ciphergen Biosystems KK.
     The provision for income tax from continuing operations in the first six months of 2006 was an expense of $170,000, compared to an expense of $139,000 in the same period of 2005. The increase was primarily due to higher income tax provision resulting from higher projected income from our UK subsidiary, Ciphergen Biosystems Ltd. in 2006. In addition, in 2005, the UK subsidiary had net operating loss carryforwards to offset its income. These net operating loss carryforwards were completely utilized at the end of 2005.
LIQUIDITY AND CAPITAL RESOURCES
     From our inception through June 30, 2006, we have financed our operations principally with $223.4 million from the sales of products and services to customers and net proceeds from equity financings totaling approximately $160.8 million, including $15.0 million from the sale to Quest Diagnostics on July 22, 2005 of 6,225,000 shares of Ciphergen’s common stock and a warrant to purchase up to 2,200,000 shares of Ciphergen’s common stock. We received $28.1 million of net proceeds from the sale of 4.5% convertible senior notes on August 22, 2003. These notes are due September 1, 2008. In addition, in July 2005 Quest Diagnostics agreed to loan us up to $10 million with interest accrued at the prime rate plus 0.5% and paid monthly, solely to fund certain development activities related to our strategic alliance, against which we had borrowed approximately $5.0 million as of June 30, 2006. We also received net proceeds of $28.0 million from the sale of our BioSepra business in November 2004. Cash, cash equivalents and a short-term investment at June 30, 2006 were $20.6 million, compared to $28.0 million at December 31, 2005. Working capital at June 30, 2006 was $19.6 million, compared to $27.1 million at December 31, 2005. The decrease in working capital was principally due to a net $7.4 million decrease in cash and short-term investments to fund our operating losses, a $1.6 million decrease in accounts receivable, and a $933,000 decrease in inventory, partly offset by a $1.6 million decrease in payables, accrued liabilities and payroll, a $379,000 decrease in deferred revenue, and a $377,000 decrease in current portion of the long-term debt. Long-term debt and capital lease balances at June 30, 2006 totaled $33.9 million compared to $31.5 million at December 31, 2005.
     Net cash used in operating activities was $8.9 million in the first six months of 2006 compared to $11.1 million in the same period of 2005. Reductions in other operating and manufacturing overhead expenditures of $3.9 million, payroll expense of $3.1 million, and raw materials inventory purchases of $2.2 million, comparing the first six months of 2006 to the same period of 2005, were offset by approximately $8.6 million less in collections from customers in the first six months of 2006 than in the comparable period of 2005.
     Net cash provided by investing activities was $1.5 million in the first six months of 2006 compared to net cash used in investing activities of $2.8 million in the first six months of 2005. Net cash provided by investing activities in the first six months of 2006 consisted of $2.2 million from the liquidation of an investment in a fixed rate annuity, partly offset by net purchases of property and equipment of approximately $530,000 and payments totaling $242,000 for a technology license related to our litigation which was settled in 2003. Net cash used in investing activities in the first six months of 2005 consisted of net purchases of property and equipment of approximately $1.3 million, a payment of $1.1 million to Pall Corporation for post-closing adjustments related to the sale of our BioSepra business, and payments totaling $325,000 for a technology license related to our litigation which was settled in 2003. We anticipate capital expenditures of approximately $1 to $2 million in 2006.
     Net cash provided by financing activities was $2.2 million in the first six months of 2006 compared to net cash used in financing activities of $58,000 in the first six months of 2005. Net cash provided by financing activities in the first six months of 2006 consisted of $2.5 million in loans from Quest Diagnostics and $99,000 received from the issuance of common stock under our employee stock purchase plan, partly offset by $388,000 for repayments of an equipment financing loan. Net cash used in financing activities in the first six months of 2005 was used primarily for debt repayments amounting to $573,000, largely offset by $314,000 received from the repayment of stockholder loans and $201,000 received from the issuance of common stock under our employee stock purchase plan.
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
     The following summarizes Ciphergen’s contractual cash obligations at June 30, 2006 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands, except the footnotes).

		Less than			Beyond
	Total	1 Year	1-3 Years	4-5 Years	5 Years
Contractual cash obligations:
Capital lease obligations (1)	$38	$22	$16	$—	$—
Interest payable on capital lease obligations	2	2	—		—
Loan from Quest Diagnostics (1)	5,000	—	—	5,000	—
Interest payable on loan from Quest Diagnostics (2)	1,776	437	875	464	—
Convertible senior notes (3)	30,000	—	30,000	—	—
Interest payable on convertible senior notes	3,038	1,350	1,688	—	—
Non-cancelable collaboration obligation (4)(5)	1,405	1,405	—	—	—
Non-cancelable operating lease obligations	9,971	5,003	4,633	335	—
Purchase obligations (6)	402	402	—	—	—

Total contractual cash obligations	$51,632	$8,621	$37,212	$5,799	$—

(1)	Principal amounts, not including interest.

(2)	Based on outstanding principal balance and interest rate as of June 30, 2006.

(3)	Excludes the beneficial conversion feature amounting to $2.7 million, less related amortization of $1.5 million.

(4)	On October 3, 2005, the Company entered into a two year research and license agreement with University College London and UCL BioMedica Plc. (together, “UCL”) to utilize Ciphergen’s suite of proteomic solutions (Deep Proteome™, Pattern Track™ Process and ProteinChip System) to further UCL’s ongoing research in ovarian cancer and breast cancer. Under the terms of the agreement, Ciphergen will have exclusive rights to license intellectual property resulting from discoveries made during the course of this collaboration for use in developing, manufacturing and selling products and services utilizing the intellectual property. Ciphergen is obligated to make contributions of approximately $2.1 million in cash and $652,000 in the form of Ciphergen equipment, software, arrays and consumable supplies as requested by UCL, valued at Ciphergen’s list selling price, to cover part of the costs incurred by UCL specifically for this research program. $1.1 million of the cash obligation is to be paid in the first year of the agreement and is non-cancelable. The remainder is to be paid in the second year of the agreement and is cancelable with three months advance notice. As of June 30, 2006, Ciphergen expensed $874,000, of which $75,000 represented our cost for the arrays and consumables we had provided, cash payment of $217,000 and the remaining $582,000 was recorded as an accrued liability.

(5)	We have made a commitment to fund a Biomarker Discovery Center laboratory at The Johns Hopkins University School of Medicine which totals $305,000 for the period June 2006 to September 2006, of which $305,000 was non-cancelable at June 30, 2006.

(6)	Purchase obligations include agreements to purchase inventory that are enforceable and legally binding on Ciphergen and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty.

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
INTEREST RATE SENSITIVITY
     As of June 30, 2006, our cash was held primarily in money market accounts. We believe that, in the near-term, we will maintain our available funds in money market accounts.
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
     The net tangible assets of our non-U.S. operations, excluding intercompany debt, were $2.8 million at June 30, 2006.
     We did not enter into any forward contracts during the six month periods ended June 30, 2005 and 2006. Although we will continue to monitor our exposure to currency fluctuations, we cannot provide assurance that exchange rate fluctuations will not harm our business in the future.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

     We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC’s rules and forms. As of June 30, 2006, an evaluation was carried out under the supervision and with the participation of our management, including Gail Page, our Chief Executive Officer and interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and interim Chief Financial Officer concluded that, as of June 30, 2006, the design and operation of these disclosure controls and procedures were effective to provide reasonable assurance of the achievement of the objectives described above.
Changes in Internal Control Over Financial Reporting
     During the quarter ended June 30, 2006, there were no changes in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     On June 26, 2006, Health Discovery Corporation filed a lawsuit against us in the U.S. District Court for the Eastern District of Texas (Marshall Division), claiming that software used in certain of Ciphergen’s ProteinChip® Systems infringes on three of its United States patents. Health Discovery Corporation is seeking injunctive relief as well as unspecified compensatory and enhanced damages, reasonable attorney’s fees, prejudgment interest and other costs. On August 1, 2006 Ciphergen filed an unopposed motion with the Court to extend the deadline for Ciphergen to answer or otherwise respond until September 2, 2006. Given the early stage of this action, the Company cannot predict the ultimate outcome of this matter at this time.
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
     From our inception in December 1993 through June 30, 2006, we have generated cumulative revenue from continuing operations of approximately $187.5 million and have incurred net losses of approximately $209.0 million. We have experienced significant operating losses each year since our inception and expect these losses to continue for at least the next several quarters. For example, we experienced net losses of approximately $25.8 million in 2001, $29.1 million in 2002, $36.7 million in 2003, $19.8 million in 2004, $35.4 million in 2005 and $13.2 million in the first six months of 2006. Our losses have resulted principally from costs incurred in research and development, sales and marketing, litigation, and general and administrative costs associated with our operations. These costs have exceeded our gross profit which, to date, has been generated principally from product sales. We expect to incur additional operating losses and these losses may be substantial. We may never achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.
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
Our Common Stock is currently subject to proceedings to delist it from the Nasdaq Global Market. If we continue to fail to meet all applicable Nasdaq Global Market requirements and Nasdaq determines to delist our common stock, the delisting could adversely affect the market liquidity of our common stock and the market price of our common stock could decrease.
     Our common stock is listed on the Nasdaq Global Market. In order to maintain that listing, we must satisfy minimum financial and other requirements. On May 24, 2006, we received notice from the Nasdaq Listings Qualification Department that our common stock had not met the continued listing requirements of The Nasdaq Global Market because the market value of the Company’s listed securities had fallen below $50,000,000 for 10 consecutive business days. After failing to regain compliance in the 30 calendar day grace period, the Company has appealed this delisting determination. We have not received the final Listing Qualifications Panel determination with respect to our appeal. In the interim, our common stock will remain listed on the Nasdaq Global Market while our appeal is pending before the Listing Qualifications Panel. We have not requested that, should our appeal be denied, our common stock would be delisted from the Nasdaq Global Market and our common stock would be traded on the Over the Counter (OTC) Bulletin Board of the National Association of Securities Dealers, Inc. If we fail to continue to meet all applicable Nasdaq Global Market requirements in the future and the Nasdaq Global Market determines to delist our common stock, the delisting could adversely affect the market liquidity of our common stock and the market price of our common stock could decrease. Such delisting could also adversely affect our results of operations, our ability to obtain financing for the continuation of our operations and also result in the loss of confidence by investors, customers, suppliers and employees.
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
     We are highly dependent on our executive officers, senior scientists, engineers and sales people. In certain countries, a few key individuals are important to our local success. Our product development and marketing efforts could be delayed or curtailed if we lose the services of any of these people. To expand our research, product development and sales efforts, we need people skilled in areas such as bioinformatics, biochemistry, information services, manufacturing, sales, marketing and technical support. Competition for qualified employees is intense. We will not be able to expand our business if we are unable to hire, train and retain a sufficient number of qualified employees. During 2004, 2005 and 2006, we took steps to reduce our headcount and our voluntary employee turnover has increased from historic levels. In addition, the adoption of Statement of Financial Accounting Standards No. 123 (Revised), “Share-Based Payment”, on January 1, 2006, which requires us to expense all stock-based compensation, may cause us to change the manner in which we compensate our employees, which could negatively impact our ability to recruit and retain qualified employees.
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
     In connection with the strategic alliance with Quest Diagnostics, Quest Diagnostics agreed to provide us with a $10 million secured line of credit, from which we had drawn a total of approximately $5 million as of June 30, 2006. Borrowings may be made in monthly increments of up to approximately $417,000 over a two year period, with accrued interest to be paid monthly. Funds from this collateralized line of credit may only be used to pay certain costs and expenses directly related to the strategic alliance, with forgiveness of the repayment obligations based upon our achievement of milestones related to the development, regulatory approval and commercialization of laboratory tests. Should we fail to achieve these milestones, we would be responsible for the repayment of the outstanding principal amount of any such loans on or before July 22, 2010.
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
     Compliance with changing regulation of corporate governance and public disclosure will result in additional expenses. Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and Nasdaq Global Market listing requirements, are resulting in increased compliance costs. Compliance with these evolving standards will result in increased general and administrative expenses and may cause a diversion of management time and attention from revenue-generating activities to compliance activities.
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
     There is no guarantee that an active trading market for our common stock will be maintained on the Nasdaq Stock Market’s Global Market. Investors may not be able to sell their shares quickly or at the latest market price if trading in our stock is not active. An active trading market for the notes may not be maintained. If an active market for the notes is not sustained, the trading price of the notes could decline significantly. The notes are eligible for trading on the PORTAL Market. We do not intend to apply for listing of the notes on any securities exchange.
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
     Prior to electing to convert notes, the note holder should compare the price at which our common stock is trading in the market to the conversion price of the notes. Our common stock trades on the Nasdaq Global Market under the symbol CIPH. The initial conversion price of the notes is approximately $9.19 per share. The market prices of our securities are subject to significant fluctuations. Such fluctuations, as well as economic conditions generally, may adversely affect the market price of our securities, including our common stock and the notes.
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
     In addition, the stock market in general, and the Nasdaq Global Market and the market for technology companies in particular, have experienced significant price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Further, there has been significant volatility in the market prices of securities of life science companies. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted. A securities class action suit against us could result in substantial costs, potential liabilities and the diversion of management’s attention and resources.
Future sales of our common stock in the public market could adversely affect the trading price of our common stock, the value of the notes and our ability to raise funds in new stock offerings.
     Future sales of substantial amounts of our common stock in the public market, or the perception that such sales are likely to occur, could affect prevailing trading prices of our common stock and the value of the notes. As of June 30, 2006, we had:
•	36,075,017 shares of common stock outstanding;

•	6,836,577 shares of common stock reserved for issuance upon exercise of options outstanding under our stock option plans with a weighted average exercise price of $3.78 per share;

•	in addition to the shares reserved for issuance upon the exercise of options referred to in the preceding bullet point, 1,172,131 shares reserved for future issuance under our stock option and employee stock purchase plans;

•	a warrant outstanding for 2,200,000 shares of common stock at a purchase price of $3.50 per share; and

•	25,000 shares of common stock potentially issuable to Gail S. Page, President and Chief Executive Officer of Ciphergen, contingent upon the achievement of a specific diagnostic milestone.
Because the notes are convertible into common stock only at a specific conversion price, a decline in our common stock price may cause the value of the notes to decline.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Our Annual Meeting of Stockholders was held on June 7, 2006 in Fremont, California. Of the 35,999,131 shares outstanding as of the record date, April 12, 2006, 30,654,599 were present or represented by proxy at the meeting. The results of the voting on the matters submitted to the stockholders were as follows:
1.	To elect two (2) Class III directors to serve until the 2009 Annual Meeting of Stockholders and until their successors are duly elected and qualified.

Name	Votes For	Votes Withheld
Judy Bruner	30,513,392	141,207
Gail S. Page	30,521,054	133,545
2.	To ratify the selection of PricewaterhouseCoopers LLP as the independent registered public accounting firm of the Company for the fiscal year ending December 31, 2006.

Votes for:	30,150,356
Votes against:	433,966
Votes abstaining:	70,277
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
August 16, 2006
CIPHERGEN BIOSYSTEMS, INC.
(Registrant)

/s/ Gail S. Page

Gail S. Page
President, Chief Executive Officer and Director

/s/ Gail S. Page

Gail S. Page
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