Form 10-Q
period 2006-09-30
CIPHERGEN BIOSYSTEMS INC
filed 2006-11-20
CIK 926617

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 000-31617
CIPHERGEN BIOSYSTEMS, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation of organization)	33-0595156 (I.R.S. Employer Identification Number)

6611 DUMBARTON CIRCLE, FREMONT,
CALIFORNIA (Address of principal executive offices)	94555 (ZIP Code)
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
Yes ☐     No ☑
Number of shares of common stock, $0.001 par value, outstanding as of October 31, 2006: 36,083,612

CIPHERGEN BIOSYSTEMS, INC.
INDEX FOR FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2006
Ciphergen, ProteinChip and Biomarker Discovery Center are registered trademarks of Ciphergen Biosystems, Inc. Biomek is a registered trademark of Beckman Coulter Inc. BioSepra is a registered trademark of Pall Corporation.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CIPHERGEN BIOSYSTEMS, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$15,024	$25,738
Short-term investment	—	2,240
Accounts receivable, net of allowance for doubtful accounts of $458 and $238, respectively	3,985	5,828
Prepaid expenses and other current assets	2,526	1,746
Inventories	4,255	5,594

Total current assets	25,790	41,146
Property, plant and equipment, net	5,435	7,320
Goodwill	76	76
Other intangible assets, net	1,856	2,417
Other long-term assets	1,486	1,852

Total assets	$34,643	$52,811

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$2,223	$3,188
Accrued liabilities	4,934	6,298
Deferred revenue	3,569	4,132
Current portion of capital lease obligations	12	21
Equipment financing loan	—	377

Total current liabilities	10,738	14,016
Deferred revenue	320	508
Capital lease obligations, net of current portion	3	28
Long-term debt owed to related party	6,250	2,500
Convertible senior notes, net of discount	28,986	28,586
Other long-term liabilities	470	650

Total liabilities	46,767	46,288

Commitments and contingencies (note 6)
Stockholders’ equity (deficit):
Common stock	36	36
Additional paid-in capital	203,925	202,485
Accumulated other comprehensive loss	(76)	(204)
Accumulated deficit	(216,009)	(195,794)

Total stockholders’ equity (deficit)	(12,124)	6,523

Total liabilities and stockholders’ equity (deficit)	$34,643	$52,811

See notes to unaudited condensed consolidated financial statements.

CIPHERGEN BIOSYSTEMS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenue:
Products	$2,697	$4,491	$10,702	$13,858
Services	1,965	2,565	6,297	6,787

Total revenue	4,662	7,056	16,999	20,645

Cost of revenue:
Products	1,571	2,158	5,715	6,840
Services	909	1,191	3,117	3,227

Total cost of revenue	2,480	3,349	8,832	10,067

Gross profit	2,182	3,707	8,167	10,578

Operating expenses:
Research and development	2,914	3,098	8,780	10,231
Sales and marketing	3,203	4,136	10,651	14,201
General and administrative	2,542	3,482	7,550	10,728

Total operating expenses	8,659	10,716	26,981	35,160

Loss from operations	(6,477)	(7,009)	(18,814)	(24,582)
Interest and other income (expense), net	(519)	(503)	(1,211)	(1,451)

Loss before income taxes	(6,996)	(7,512)	(20,025)	(26,033)
Income tax provision (benefit)	20	(36)	190	103

Net loss from continuing operations	(7,016)	$(7,476)	(20,215)	$(26,136)
Loss from sale of discontinued operations, net of tax	—	—	—	(67)

Net loss	$(7,016)	$(7,476)	$(20,215)	$(26,203)

Net loss per share, basic and diluted:
Net loss per share from continuing operations	$(0.19)	$(0.23)	$(0.56)	$(0.84)
Net loss per share from discontinued operations	0.00	0.00	0.00	0.00

Net loss	$(0.19)	$(0.23)	$(0.56)	$(0.84)

Shares used in computing basic and diluted net loss per share	36,075	32,282	36,042	31,328

See notes to unaudited condensed consolidated financial statements.

CIPHERGEN BIOSYSTEMS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended
	September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(20,215)	$(26,203)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,550	4,126
Stock-based compensation expense	1,339	—
Amortization of debt discount associated with beneficial conversion feature of convertible senior notes	400	399
Accrued investment income	(5)	(49)
Interest accrued on notes receivable from related parties	—	(6)
Gain from sale of BioSepra business	—	67
Common stock issued to company officer as compensation	—	55
Changes in operating assets and liabilities:
Accounts receivable, net	1,898	4,423
Prepaid expenses and other current assets	(779)	474
Inventories	1,445	961
Other long-term assets	95	(44)
Accounts payable and accrued liabilities	(2,317)	(1,813)
Deferred revenue	(760)	(1,480)
Other long-term liabilities	92	204

Net cash used in operating activities	(15,257)	(18,886)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment, net	(881)	(1,732)
Liquidation of short-term investment	2,245	—
Payment for license related to litigation settlement	(346)	(463)
Cash paid for post-closing adjustment related to sale of BioSepra business	—	(1,111)

Net cash provided by (used in) investing activities	1,018	(3,306)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	99	212
Repayments of notes receivable from stockholders	—	350
Proceeds of loan from Quest Diagnostics	3,749	1,250
Principal payments on capital lease obligations	(12)	(18)
Repayments of long-term debt	(377)	(740)
Net proceeds from sale of common stock to Quest Diagnostics	—	14,954

Net cash provided by financing activities	3,459	16,008

Effect of exchange rate changes	66	(295)

Net decrease in cash and cash equivalents	(10,714)	(6,479)
Cash and cash equivalents, beginning of period	25,738	35,392

Cash and cash equivalents, end of period	$15,024	$28,913

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Transfer of fixed assets to inventory	$100	$178
Acquisition of property and equipment under capital leases	1	48
See notes to unaudited condensed consolidated financial statements.

CIPHERGEN BIOSYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2006
1. ORGANIZATION AND BASIS OF PRESENTATION
The Company
     Ciphergen Biosystems, Inc. (the “Company” or “Ciphergen”) is dedicated to translating disease indicators, known as protein biomarkers, into protein molecular diagnostic tests that can improve the identification or prognosis of various diseases in order to improve patient care. The Company is also focused on providing collaborative research services through its Biomarker Discovery Centers® for discovery of new biomarkers and diagnostic tests, as well as biomarker research services with pharmaceutical and biotechnology companies to improve the safety and efficacy of developmental and FDA-approved drugs.
     Ciphergen also develops, manufactures and sells a family of ProteinChip® Systems for life science researchers. These systems enable protein discovery, validation, identification and assay development to provide researchers with predictive, multi-marker assay capabilities and a better understanding of biological function at the protein level. The Company’s patented core technology is based on Surface Enhanced Laser Desorption/Ionization (“SELDI”), a technique that allows the identification and quantification of proteins that may be present in low concentrations but important in the pathology of certain diseases such as cancer. The ProteinChip® Systems consist of ProteinChip® Readers, ProteinChip® Software and related accessories, which are used in conjunction with consumable ProteinChip® Arrays. These products collectively comprise our proteomics research instrument business and are sold primarily to researchers at pharmaceutical companies and biotechnology companies, as well as academic and government research laboratories. The Company also offers consulting services, customer support services and training classes to its customers and collaborators.
     On November 13, 2006 the Company sold certain assets and liabilities of its protein research tools and collaborative services business (the “proteomics research instrument business”) to Bio-Rad Laboratories, Inc. through an asset purchase transaction (the “Asset Sale”) in order to concentrate its resources on developing clinical protein biomarker diagnostic products and services (see Note 13. Subsequent Events describing the asset purchase agreement for the Asset Sale).
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
Liquidity
     From its inception through September 30, 2006, the Company has financed its operations principally with $228.1 million from the sales of products and services to customers and net proceeds from equity financings totaling approximately $160.8 million including $15.0 million from the sale of 6,225,000 shares of Ciphergen’s common stock and a warrant to purchase up to 2,200,000 shares of Ciphergen’s common stock to Quest Diagnostics Incorporated (“Quest Diagnostics”) on July 22, 2005. Ciphergen received $28.1 million of net proceeds from the sale of 4.5% convertible senior notes on August 22, 2003. These notes are due September 1, 2008. In November 2006, the Company entered into separate privately negotiated agreements with certain holders to amend the terms of the notes (See Note 13: Subsequent Events). In addition, in July 2005, Quest Diagnostics agreed to loan the Company up to $10 million with interest accrued at the prime rate plus 0.5% and paid monthly, solely to fund certain development activities related to the strategic alliance between Ciphergen and Quest Diagnostics, against which the Company had borrowed approximately $6.3 million as of September 30, 2006. Borrowings may be made by the Company in monthly increments of up to approximately $417,000 during the first two years of the alliance, and the loan will be forgiven upon Ciphergen’s achievement of certain milestones. Otherwise, amounts outstanding on the loan must be repaid on or before July 22, 2010. (See note 7.) The Company also received $28.0 million from the sale of its BioSepra® business in November 2004. The Company has incurred significant net losses and negative cash flows from operations since inception. At September 30, 2006, the Company had an accumulated deficit of $216.0 million.
     Management believes that currently available resources will provide sufficient funds to enable the Company to meet its obligations for at least the next 12 months. Ciphergen currently expects to fund its liquidity needs as well as expenditures for its obligations related to the strategic alliance with Quest Diagnostics and for capital requirements from a combination of available cash, borrowings from Quest Diagnostics, the sale of the proteomics research instrument business to Bio-Rad Laboratories, Inc., other potential sales of assets, and additional equity and/or debt securities. If anticipated operating results are not achieved, however, management believes that planned expenditures may need to be reduced in order to extend the time period over which the currently available resources will be adequate to fund the Company’s operations.
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
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact, if any, of the adoption of SFAS 157 will have on our financial reporting.
     In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”) in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. Traditionally, there have been two widely-recognized methods for quantifying the effects of financial statement misstatements: the “roll-over” method and the “iron curtain” method. The “roll-over” method focuses primarily on the impact of a misstatement on the income statement, including the reversing effect of prior period misstatements; but its use can lead to the accumulation of misstatements in the balance sheet. The “iron-curtain” method, on the other hand, focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior period errors on the income statement. We currently use the “iron-curtain” method for quantifying identified financial statement misstatements. In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the Company’s financial statements and the related financial statement disclosures. This model is commonly referred to as a “dual approach” because it requires quantification of errors under both the “iron curtain” and the “roll-over” methods. SAB 108 permits existing public companies to initially apply its provisions either by (i) restating prior financial statements as if the “dual approach” had always been used or (ii) recording the cumulative effect of initially applying the “dual approach” as adjustments to the carrying values of assets and liabilities as of the beginning of the current fiscal year with an offsetting adjustment to the opening balance of retained earnings in the year of adoption. Use of the “cumulative effect” transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. The provisions of SAB 108 must be applied to annual financial statements no later than the first fiscal year ending after November 15, 2006. We have evaluated the effect of adopting this guidance and have determined that there will be no impact at adoption on our financial statements or related disclosures.
3. INVENTORIES
     Inventories consisted of the following (in thousands):

	September 30,	December 31,
	2006	2005
Raw materials	$1,381	$1,775
Work in process	989	1,241
Finished goods	1,885	2,578

	$4,255	$5,594

4. GOODWILL AND OTHER INTANGIBLE ASSETS
     Goodwill and other intangible assets consisted of the following (in thousands):

	September 30, 2006			December 31, 2005
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Total	Amount	Amortization	Total
Non-amortizing:
Goodwill	$76	$—	$76	$76	$—	$76
Amortizing:
Acquired license related to litigation settlement	6,089	4,233	1,856	5,743	3,326	2,417

	$6,165	$4,233	$1,932	$5,819	$3,326	$2,493

     During the first nine months of 2006, the acquired license related to the Company’s litigation settlement in 2003 increased $346,000 as a result of cash payments made by the Company for license fees. Amortization expense for this acquired license for the nine month periods ended September 30, 2006 and 2005 was $907,000 and $908,000, respectively. Amortization expense for the acquired license, based on its gross carrying amount at September 30, 2006, is expected to total approximately $302,000 for the remaining three months of 2006, $1.2 million in 2007, $344,000 in 2008 and zero thereafter. Amortization expense for the acquired license is charged to cost of revenue.
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
     Changes in product warranty obligations, including separately priced maintenance obligations, were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Balance at beginning of period	$2,748	$3,420	$2,831	$3,778
Add: Costs incurred for maintenance contracts	509	673	1,687	2,059
Revenue deferred for maintenance contracts	851	1,074	3,067	3,305
Less: Settlements made under maintenance contracts	(509)	(673)	(1,687)	(2,059)
Revenue recognized for maintenance contracts	(1,138)	(1,347)	(3,437)	(3,936)

Balance at end of period	$2,461	$3,147	$2,461	$3,147

6. COMMITMENTS AND CONTINGENCIES
     On October 3, 2005, the Company entered into a two year research and license agreement with University College London and UCL BioMedica Plc. (together, “UCL”) to utilize Ciphergen’s suite of proteomic solutions (Deep Proteome™, Pattern Track™ Process and ProteinChip System) to further UCL’s ongoing research in ovarian cancer and breast cancer. Under the terms of the agreement, Ciphergen has exclusive rights to license intellectual property resulting from discoveries made during the course of this collaboration for use in developing, manufacturing and selling products and services utilizing the intellectual property. Additionally, Ciphergen will contribute approximately $2.1 million in cash and $652,000 in the form of Ciphergen equipment, software, arrays and consumable supplies as requested by UCL, valued at Ciphergen’s list selling price, to cover part of the costs incurred by UCL specifically for this research program. $1.1 million of the cash obligation is to be paid in the first year of the agreement and is non-cancelable. The remainder is to be paid in the second year of the agreement and is cancelable with three months advance notice. As of September 30, 2006, the Company had incurred expenses totaling $1,152,000 comprised of $87,000 for the Company’s cost for the contributed arrays and consumables, $442,000 paid in cash, and $623,000 in accrued liabilities.
     On June 26, 2006, Health Discovery Corporation filed a lawsuit against the Company in the U.S. District Court for the Eastern District of Texas (Marshall Division), claiming that software used in certain of Ciphergen’s ProteinChip® Systems infringes on three of its United States patents. Health Discovery Corporation is seeking injunctive relief as well as unspecified compensatory and enhanced damages, reasonable attorney’s fees, prejudgment interest and other costs. On August 1, 2006 Ciphergen filed an unopposed motion with the Court to extend the deadline for Ciphergen to answer or otherwise respond until September 2, 2006. Ciphergen subsequently filed its Answer and Counterclaim to the Complaint with the Court on September 1, 2006. Given the early stage of this action, the Company cannot predict the ultimate outcome of this matter at this time, but believes that it does not infringe any Health Discovery Corporation patents. As a result, in accordance with Statement of Financial Accounting Standard No. 5 “Accounting for Contingencies”, the Company has disclosed the existence of this lawsuit; however, no accrual for potential losses, if any, has been recorded.
7. STRATEGIC ALLIANCE WITH QUEST DIAGNOSTICS
     On July 22, 2005, the Company entered into a strategic alliance agreement with Quest Diagnostics covering a three year period during which the parties will strive to develop and commercialize up to three diagnostic tests based on Ciphergen’s proprietary SELDI ProteinChip technology. Pursuant to the agreement, Quest Diagnostics will have the non-exclusive right to commercialize these tests on a worldwide basis, with exclusive commercialization rights in territories where Quest Diagnostics has a significant presence for up to five years following commercialization. As part of the strategic alliance, there is a royalty arrangement under which Quest Diagnostics will pay royalties to Ciphergen based on fees earned by Quest Diagnostics for applicable diagnostics services, and Ciphergen will pay royalties to Quest Diagnostics based on Ciphergen’s revenue from applicable diagnostics products. To date, no such royalties have been earned by either party. Quest Diagnostics and Ciphergen have also entered into a supply agreement under which Ciphergen will sell instruments and consumable supplies to Quest Diagnostics to be used for performing diagnostics services. In addition, for an aggregate purchase price of $15 million, Quest Diagnostics purchased 6,225,000 shares of Ciphergen’s common stock, or approximately 17.4% of shares outstanding after the transaction, and a warrant having a term of five years to purchase up to an additional 2,200,000 shares for $3.50 per share. The warrant was valued at approximately $2.2 million based on the fair value as determined by a Black-Scholes model using the following assumptions: risk-free interest rate, 4.04%; expected life, 5 years; expected volatility 69%. While the warrant is exercisable for up to 2,200,000 shares, Ciphergen and Quest Diagnostics have clarified that the total number of shares of Common Stock issuable upon exercise of the warrant could at no time cause Quest Diagnostics’ total holdings of Ciphergen’s Common Stock to exceed 19.9% of the total number of outstanding shares of Ciphergen Common Stock (provided that Quest Diagnostics may, prior to or concurrently with the exercise of their warrant, sell such number of shares of Ciphergen Common Stock so that, after the exercise of the warrant and such sale of shares, Quest Diagnostics would not own more than 19.9% of Ciphergen’s Common Stock). Quest Diagnostics also agreed to loan Ciphergen up to $10 million with interest accrued at the prime rate plus 0.5% and paid monthly, solely to fund certain development activities related to the strategic alliance. Borrowings may be made by Ciphergen in monthly increments of up to approximately $417,000 on the last day of each month during the first two years of the alliance. At September 30, 2006, such borrowings amounted to $6,250,000. This loan, collateralized by certain intellectual property of Ciphergen, will be forgiven based on Ciphergen’s achievement of certain milestones related to development, regulatory approval and commercialization of certain diagnostic tests. Should the Company fail to achieve these milestones, the outstanding principal amount of any such loans will become due and payable on July 22, 2010. From the inception of the strategic alliance through September 30, 2006, the Company had spent approximately $6.3 million of the loan proceeds on in-house research and development, as well as collaborations with others, directed towards achieving the milestones.

8. STOCK-BASED COMPENSATION
     The Company currently has one equity-based compensation plan, the 2000 Stock Plan (“2000 Plan”), from which stock-based compensation awards can be granted to eligible employees, officers, directors and other service providers. This plan is administered by, and each award grant must be approved by, the Board of Directors or a committee of the Board, which determines the number of shares and/or options subject to each award, the purchase price for any shares of the Company’s common stock subject to an award, the vesting schedule (if any) applicable to each award, the term of each award, and the other terms and conditions of each award, subject to the limitations of the plan. Under the 2000 Plan, options may be granted at prices not lower than 85% and 100% of the fair market value of the common stock for nonstatutory and statutory stock options, respectively. Options generally vest monthly over a period of five years and unexercised options generally expire ten years from the date of grant. The Company issues new shares of common stock upon exercise of stock options. There were 1,228,868 shares available for future stock option grants under the 2000 Plan at September 30, 2006.
     The Company also has an employee stock purchase plan, the 2000 Employee Stock Purchase Plan (“ESPP”). The ESPP is administered by the Board of Directors or a committee of the Board. Subject to limits, all of the Company’s officers and employees in the U.S. and Canada are eligible to participate in the ESPP. The ESPP generally operates in successive nine month offering and purchase periods. Participants in the ESPP may purchase common stock at the end of each nine month period at a purchase price equal to 85% of the lower of the fair market value of the stock at the beginning of the nine month period or the end of the nine month period. The administrator of the ESPP may allow participants to contribute up to 15% of their eligible compensation to purchase stock under the plan. At September 30, 2006, the Company had 260,612 shares of common stock reserved for purchase by employees under the ESPP.
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
     Under the modified prospective approach, SFAS 123(R) applies to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled. Under the modified prospective approach, compensation cost recognized in the first nine months of 2006 includes compensation cost for all stock-based payments granted prior to, but not yet vested as of, January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and compensation cost for all stock-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Prior periods were not restated to reflect the impact of adopting the new standard.
     As a result of adopting SFAS 123(R) on January 1, 2006, the Company’s net loss and basic and diluted net loss per share for the three months ended September 30, 2006 were $414,000 and $0.01 higher, respectively, than if the Company had continued to account for stock-based compensation under APB 25 for its stock option grants. The Company’s net loss and basic and diluted net loss per share for the nine months ended September 30, 2006 were $1,338,000 and $0.04 higher, respectively than if the Company had continued to account for stock-based compensation under APB 25 for its stock option grants. The Company has a 100% valuation allowance recorded against its deferred tax assets. Therefore SFAS 123(R) had no effect on the income tax provision in the consolidated statement of operations or the consolidated statement of cash flows.
     Prior to 2006, the Company accounted for its stock-based employee compensation arrangements using the intrinsic value method of accounting. Unearned compensation expense was based on the difference, if any, on the date of the grant between the fair value of the Company’s stock and the exercise price. Unearned compensation was amortized and expensed using an accelerated method. The Company accounted for stock issued to non-employees using the fair value method of accounting. The following table illustrates the effect on the Company’s net loss and net loss per share had compensation expense for stock-based compensation been determined in accordance with SFAS 123 for the three and nine months ended September 30, 2005 (in thousands, except per share amounts):

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
Net loss as reported	$(7,476)	$(26,203)

Add: Employee stock-based compensation expense in reported net loss, net of tax	55	55
Less: Employee stock-based compensation expense determined under the fair value method, net of tax	(619)	(2,501)

Pro forma net loss	$(8,040)	$(28,649)

Basic and diluted net loss per share:
As reported	$(0.23)	$(0.84)
Pro forma	$(0.25)	$(0.91)
     The Company used the Black-Scholes option pricing model to estimate the fair value of stock-based awards with the following weighted-average assumptions for the indicated periods.

			Employee Stock
	Stock Option Plan		Purchase Plan
	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Assumptions:
Risk-free interest rate	4.595%	4.24%	4.93%	3.26%
Expected term (in years)	6.1	5.0	0.5	0.5
Expected volatility	88%	90%	84%	94%
Expected dividend yield	—%	—%	—%	—%
Weighted-average grant-date fair values:
Exercise price less than market price	$—	$—	$0.68	$0.62
Exercise price equal to market price	0.80	2.19	—	—
Exercise price greater than market price	—	—	—	—
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
     The following table represents stock option activity for the nine months ended September 30, 2006 (numbers of shares stated in thousands):

	Total Options Outstanding
		Weighted	Weighted-Average
	Number	-Average	Remaining
	of	Exercise	Contract
	Shares	Price	Life (Years)
Outstanding options at beginning of period	6,334	$4.46	7.7
Granted	1,409	1.23
Exercised	2	0.94
Forfeited	1,281	4.60

Outstanding options at end of period	6,460	$3.73	7.7

Outstanding options exercisable at end of period	3,963	$5.11	6.7

     At September 30, 2006, the aggregate intrinsic value of options outstanding was $154,000 and the aggregate intrinsic value of outstanding options exercisable was $53,000. Also, there was $2.3 million of unrecognized compensation cost related to stock option grants to employees which is expected to be recognized over a weighted average period of 1.5 years.
     The allocation of stock-based compensation expense by functional area for the three and nine months ended September 30, 2006 was as follows (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2006	September 30, 2006
Cost of products revenue	$46	$140
Research and development	79	273
Sales and marketing	66	252
General and administrative	223	673

Total	$414	$1,338

9. INCOME TAXES
     Based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets related to the Company’s operations will not be fully realizable. Accordingly, the Company has provided a full valuation allowance against its net deferred tax assets at September 30, 2006. The Company incurs income tax liabilities in most of the countries outside the U.S. in which it operates.
10. COMPREHENSIVE LOSS
     Comprehensive income (loss) generally represents all changes in stockholders’ equity (deficit) except those resulting from investments or contributions by stockholders. The only component of comprehensive income (loss) that is excluded from the net loss during the periods presented is the Company’s cumulative translation adjustments.
11. NET LOSS PER SHARE
     Basic net loss per share is calculated using the weighted average number of common shares outstanding during the period. Because the Company is in a net loss position, diluted earnings per share is calculated using the weighted average number of common shares outstanding and excludes the effects of 11.9 million and 11.6 million potential common shares as of September 30, 2006 and 2005, respectively, that are antidilutive. Potential common shares include shares that could be issued if all convertible senior notes were converted into common stock, shares of common stock issuable upon the exercise of an outstanding warrant held by Quest Diagnostics, common stock subject to repurchase, common stock issuable under the Company’s 2000 Employee Stock Purchase Plan, and shares of common stock potentially issuable upon the exercise of outstanding stock options.
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
     The Company sells most of its products and services directly to customers in North America, Western Europe and Japan, and through distributors in other parts of Europe, Asia and in Australia. Revenue for geographic regions reported below is based upon the customers’ locations. Following is a summary of the geographic information related to revenue for the three and nine month periods ended September 30, 2006 and 2005 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenue
United States	$1,393	$3,578	$4,706	$9,011
Canada	300	111	926	734
Europe	1,652	1,395	6,651	5,403
Asia-Pacific	1,317	1,792	4,716	5,497

Total	$4,662	$7,056	$16,999	$20,645

     During the three month periods ended September 30, 2006 and 2005, sales to customers in Japan represented 25% and 13% of revenue, respectively. During the nine month periods ended September 30, 2006 and 2005, sales to customers in Japan represented 24% and 21% of revenue, respectively. In addition, during the nine months ended September 30, 2006, sales to customers in the U.K. represented 10%. No other country outside the U.S. accounted for 10% or more of total revenue during these periods.
     Long-lived assets, primarily machinery and equipment, are reported based on the location of the assets. Long-lived asset information by geographic area as of September 30, 2006 and December 31, 2005 is presented in the following table (in thousands):

	September 30,	December 31,
	2006	2005
Long — lived assets
United States	$4,802	$6,256
Canada	2	20
Europe	283	561
Asia-Pacific	348	483

Total	$5,435	$7,320

13. SUBSEQUENT EVENTS
     On November 13, 2006, the Company sold the assets and liabilities of its proteomics research instrument business, which includes the Company’s SELDI technology, ProteinChip® Arrays and accompanying software to Bio-Rad Laboratories, Inc. through an Asset Purchase Agreement. The Company retains certain exclusive rights in the clinical and consumer diagnostics market. Bio-Rad purchased the proteomics research instrument business for approximately $16 million in cash at closing. An additional $4.0 million of cash consideration includes $2.0 million, subject to certain adjustments, to be held in escrow for three years as security for certain obligations, and another $2.0 million as a holdback amount until the issuance of a re-examination certificate confirming the Surface Enhanced Laser Desorption/Ionization (SELDI) patent
     Pursuant to the Asset Purchase Agreement, assets and liabilities of approximately $15 million and $7 million, respectively were sold to BioRad. Furthermore, the Company expects to record a gain of approximately $7 million in the fourth quarter of 2006.
     As a result of the sale to BioRad, there will be no significant sales until the first of the diagnostic tests is launched.
     On November 13, 2006, Bio-Rad and Ciphergen closed a Stock Purchase Agreement (the “Purchase Agreement”) for the private sale of shares of the Company’s common stock to Bio-Rad for an aggregate purchase price of $3,000,000. The Purchase Agreement also provides for certain registration rights such that if the Company files a registration statement under the Securities Act of 1933, as amended, Bio-Rad may elect to include its shares in that registration, subject to various conditions
     In connection with the Asset Sale, the Company also agreed to enter into a Manufacturing Services Agreement with Bio-Rad whereby the Company would agree to purchase SELDI instruments and consumables from Bio-Rad for the continued development of its diagnostics business.
     In connection with the Asset Sale, the Company also agreed to enter into a Cross-License Agreement with Bio-Rad whereby the Company retains certain rights to exploit existing technology commercially, including SELDI technology, in the clinical diagnostics market, which market includes the development and sale of clinical laboratory products and services, as well as home-use diagnostic tests.
     On November 15, 2006 the Company exchanged $27.5 million aggregate principal amount of its 4.50% Convertible Senior Notes due 2008 (the “Outstanding Notes”) for $16.5 million aggregate principal amount of a new series of 7.00% Convertible Senior Notes due 2011 (the “New Notes”) and $11.0 million in cash, plus accrued and unpaid interest. The New Notes will mature on September 1, 2011, and bear interest at a rate of 7.00% per year, which may be reduced to 4.00% per year if the Company receives approval or clearance for commercial sale of any of its ovarian cancer tests by the U.S. Food and Drug Administration (FDA). The New Notes are convertible into the Company’s common stock at an initial conversion price of $2.00 per share. On or after September 1, 2009, the Company may, at its option, redeem the Notes for cash in whole at any time or in part from time to time, on any date prior to maturity if, beginning on September 1, 2009, the volume-weighted average price per share of the Common Stock equals or exceeds 200% of the Conversion Price then in effect for at least 20 Trading Days in any consecutive 30 Trading Day period ending on the Trading Day prior to the date the notice of the redemption. $2.5 million of the Outstanding Notes remain outstanding and are due in 2008.
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
OVERVIEW
     Ciphergen is dedicated to translating protein biomarkers and panels of biomarkers into protein molecular diagnostic tests that can improve the identification or prognosis of various diseases in order to improve patient care. We have a three-pronged approach to development and commercialization of our molecular diagnostics products. The first prong is to develop high-value diagnostic tests that help physicians stratify patients according to their risk of developing a particular disease. Secondly, we are seeking to facilitate more efficient clinical trials of new therapeutics by identifying and developing biomarkers that stratify patients according to the likelihood of response to new therapeutics. Thirdly, we are seeking to identify biomarkers that can form the basis for molecular imaging diagnostics.
     The Company’s current pipeline of new biomarker diagnostic products includes a gynecological diagnostic biomarker test for ovarian cancer to complement other approved diagnostic methods in order to enhance physicians’ ability to make an earlier and correct differential diagnosis of ovarian cancer vs. a persistent benign pelvic mass, to stratify patients into higher risk for ovarian cancer versus those with benign disease, as well as identify those patients who should receive surgical or other intervention. We plan to submit an application to the FDA for approval of an in vitro diagnostic ovarian biomarker product in the US during the second half of 2007 and also plan to launch the product in a second country during 2007. In addition, our strategic alliance with Quest Diagnostics provides the Company with the ability to market the ovarian biomarker test broadly to reference laboratory customers in the U.S. and internationally. Other diagnostic biomarker products in the pipeline include biomarkers for peripheral arterial disease (PAD) and thrombotic thrombocytopenic purpura (TTP).
     We are also focused on providing collaborative research services through our Biomarker Discovery Centers® for biomarker discovery of new diagnostic tests as well as drug safety and efficacy assays for pharmaceutical and biotechnology companies. We develop, manufacture and sell our family of ProteinChip® Systems, which use patented Surface Enhanced Laser Desorption/Ionization (“SELDI”) technology. ProteinChip Systems enable protein discovery, validation, identification and assay development to provide researchers with predictive, multi-marker assay capabilities and a better understanding of biological function at the protein level. These systems consist of a ProteinChip Reader, ProteinChip Software and related accessories, which are used in conjunction with our consumable ProteinChip Arrays. We also offer consulting services, customer support services and training classes to further our customers’ success in using SELDI technology. We market and sell our products primarily to research biologists in pharmaceutical and biotechnology companies, and academic and government research laboratories.
     Through a series of acquisitions and license agreements executed in 1997, 1998 and 2003, we acquired an exclusive, worldwide license and right to sublicense the SELDI technology and to commercialize any and all products, information and services derived from the technology without limitation. Our first designed and manufactured system, the ProteinChip System, Series PBS I, was available for shipment in the third quarter of 1997. In 1997, we also established a subsidiary in the U.K. and began direct selling in Europe. During 1999, we initiated an expanded marketing program and in May 1999 began shipping the ProteinChip System, Series PBS II, the latest version of which is now referred to as the ProteinChip Biology System. In 1999, we also established a joint venture with Sumitomo Corporation to distribute our products in Japan. During 2000, we began offering research services and established Biomarker Discovery Center® laboratories in Fremont, California; Copenhagen, Denmark; and Malvern, Pennsylvania.
     In 2001, we introduced the ProteinChip Biomarker System, which utilizes sophisticated third-party software to automate pattern recognition-based statistical analysis methods and correlate protein expression patterns from clinical samples with disease phenotypes. We also began selling the Biomek® 2000 Workstation, later superseded by the Biomek® 3000 workstation, a robotic accessory which is manufactured by Beckman Coulter and which has been optimized for use with our ProteinChip Biomarker System to increase sample throughput and reproducibility. In addition, we expanded our product offering with a SELDI ProteinChip interface to high-end tandem mass spectrometers. On July 31, 2001, Ciphergen acquired the BioSepra® process chromatography business from Invitrogen Corporation; this business was subsequently sold to Pall Corporation on November 30, 2004.
     On August 31, 2002, we increased our ownership interest in Ciphergen Biosystems KK, the Japanese joint venture we formed with Sumitomo Corporation in 1999, from 30% to 70%. Shortly thereafter, we opened a Biomarker Discovery Center laboratory at the Yokohama facility of Ciphergen Biosystems KK. In October 2002, we launched the ProteinChip AutoBiomarker System, an automated version of our ProteinChip Biomarker System, which incorporates an autoloader and a Biomek® robot to increase sample throughput and automate the reading of ProteinChip Arrays. On March 23, 2004, we purchased the remaining 30% ownership interest in Ciphergen Biosystems KK. In July 2004, we launched the ProteinChip System, Series 4000, our next generation ProteinChip System
     We have used our resources primarily to develop and improve our proprietary ProteinChip Systems and related consumables and to establish a marketing and sales organization for commercialization of our products. We have also used our funds to establish a joint venture to distribute our products in Japan and to increase our ownership in the joint venture to 100%. In addition, we acquired the BioSepra process chromatography business in 2001, which we sold for a gain in 2004. We have also used our resources to establish Biomarker Discovery Center laboratories to provide research services to our clients, to foster further adoption of our products and technology, and to discover biomarkers that we seek to patent for diagnostic and other purposes. In early 2004, we increased our efforts to discover and commercialize protein biomarkers and panels of biomarkers that we expect can be developed into protein molecular diagnostic tests that improve patient care; to date, these efforts have not generated commercialized products or any revenue from diagnostic tests. Since our inception, we have incurred significant losses and as of September 30, 2006, we had an accumulated deficit of $216 million.
     Upon closing of the Bio-Rad Asset Sale in November 2006, the Company’s proteomics research instrument business, which included the Company’s SELDI technology, ProteinChip® Arrays and accompanying software was sold and transferred to Bio-Rad. However, the Company retained certain exclusive rights to the diagnostics market, including products and services for clinical laboratories, reference laboratories, and in-home use. The Company will continue to focus on translating protein biomarkers and panels of biomarkers into protein molecular diagnostic tests that can improve the identification or prognosis of various diseases in order to improve patient care.
     Our sales are currently driven by the need for new and better tools to perform protein discovery, characterization, purification, identification and assay development. Many of the ProteinChip Systems sold to our customers also generate a recurring revenue stream from the sale of consumables and maintenance contracts. In addition, some of our customers will enhance their ProteinChip Systems by adding our automation accessories and advanced software. However, as a result of the Bio-Rad transaction, there will be no significant sales until the first of the diagnostic tests is launched.
     Our expenses have consisted primarily of materials, contracted manufacturing services, labor and overhead costs to manufacture our ProteinChip Systems and ProteinChip Arrays and to provide customer services; marketing and sales activities; research and development programs; litigation; and general and administrative costs associated with our operations. We expect to incur losses for at least the next year. To become profitable, we will need to begin achieving revenue from our diagnostic efforts.
     We anticipate that our quarterly results of operations will fluctuate for the foreseeable future due to several factors, including timing of introduction of new diagnostic biomarker products into the market, market acceptance of current and new products and services, the length of the sales cycle and timing of significant orders, the cost to manufacture new products, the timing and results of our research and development efforts, the introduction of new products by our competitors and possible patent or license issues. Our limited operating history makes accurate prediction of future results of operations difficult.
RECENT DEVELOPMENTS
     On November 13, 2006, the Company sold the assets and liabilities of its proteomics research instrument business, which includes the Company’s SELDI technology, ProteinChip® Arrays and accompanying software to Bio-Rad Laboratories, Inc. through an Asset Purchase Agreement. The Company retains certain exclusive rights in the clinical and consumer diagnostics market. Bio-Rad purchased the proteomics research instrument business for approximately $16 million in cash at closing. An additional $4.0 million of cash consideration includes $2.0 million, subject to certain adjustments, to be held in escrow for three years as security for certain obligations, and another $2.0 million as a holdback amount until the issuance of a re-examination certificate confirming the Surface Enhanced Laser Desorption/Ionization (SELDI) patent
Pursuant to the Asset Purchase Agreement, assets and liabilities of approximately $15 million and $7 million, respectively were sold to BioRad. Furthermore, the Company expects to record a gain of approximately $7 million in the fourth quarter of 2006.
As a result of the sale to BioRad, there will be no significant sales until the first of the diagnostic tests is launched.
     On November 13, 2006, Bio-Rad and Ciphergen closed a Stock Purchase Agreement (the “Purchase Agreement”) for the private sale of shares of the Company’s common stock to Bio-Rad for an aggregate purchase price of $3,000,000. . The Purchase Agreement also provides for certain registration rights such that if the Company files a registration statement under the Securities Act of 1933, as amended, Bio-Rad may elect to include its shares in that registration, subject to various conditions
     In connection with the Asset Sale, the Company also agreed to enter into a Manufacturing Services Agreement with Bio-Rad whereby the Company would agree to purchase SELDI instruments and consumables from Bio-Rad for the continued development of its diagnostics business.
     In connection with the Asset Sale, the Company also agreed to enter into a Cross-License Agreement with Bio-Rad whereby the Company retains certain rights to exploit existing technology commercially, including SELDI technology, in the clinical diagnostics market, which market includes the development and sale of clinical laboratory products and services, as well as home-use diagnostic tests.
     On November 15, 2006 the Company exchanged $27.5 million aggregate principal amount of its 4.50% Convertible Senior Notes due 2008 (the “Outstanding Notes”) for $16.5 million aggregate principal amount of a new series of 7.00% Convertible Senior Notes due 2011 (the “New Notes”) and $11.0 million in cash, plus accrued and unpaid interest. The New Notes will mature on September 1, 2011, and bear interest at a rate of 7.00% per year, which may be reduced to 4.00% per year if the Company receives approval or clearance for commercial sale of any of its ovarian cancer tests by the U.S. Food and Drug Administration (FDA). The New Notes are convertible into the Company’s common stock at an initial conversion price of $2.00 per share. On or after September 1, 2009, the Company may, at its option, redeem the Notes for cash in whole at any time or in part from time to time, on any date prior to maturity if, beginning on September 1, 2009, the volume-weighted average price per share of the Common Stock equals or exceeds 200% of the Conversion Price then in effect for at least 20 Trading Days in any consecutive 30 Trading Day period ending on the Trading Day prior to the date the notice of the redemption. $2.5 million of the Outstanding Notes remain outstanding and are due in 2008.
     On May 24, 2006, the Nasdaq Listings Qualification Department notified Ciphergen that the Company had failed to comply with the continued listing requirements of The Nasdaq Global Market because the market value of the Company’s listed securities had fallen below $50,000,000 for 10 consecutive business days (pursuant to Rule 4450(b)(1)(A) of the Nasdaq Marketplace Rules). Pursuant to Nasdaq Marketplace Rule 4450(e)(4), the Company was provided a period of 30 calendar days, or until September 23, 2006, to regain compliance. The Company requested a hearing for purposes of appealing this delisting determination on July 3, 2006.

     On August 17, 2006, the Company attended a hearing before a Nasdaq Listing Qualifications Panel and requested the Company’s listing be transferred from the Nasdaq Global Market to the Nasdaq Capital Market. On August 24, 2006 the Company was notified the transfer was approved effective Monday, August 28, 2006. The Company’s trading symbol remains CIPH.
RESULTS OF OPERATIONS
     Effective January 1, 2006, we adopted SFAS 123(R) using the modified prospective transition method. As a result, compensation costs in the first nine months of 2006 include compensation cost for stock-based payments granted prior to, but not yet vested as of, January 1, 2006, as well as compensation cost for stock-based payments granted during 2006. Prior periods were not restated to reflect the impact of adopting the new standard.
COMPARISON OF THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2006 AND SEPTEMBER 30, 2005
     PRODUCTS REVENUE. Products revenue decreased to $2.7 million in the third quarter of 2006 from $4.5 million in the same period of 2005, a decrease of $1.8 million or 40%. The decrease was primarily the result of a decline of $1.1 million or 46% in revenue from sales of our ProteinChip Systems, accessories and software, and a $713,000 or 34% decline in revenue from arrays and consumables. The reductions in our sales force in July, 2005 was the major factor in these declines.
     The number of ProteinChip systems sold in the third quarter declined by 59% to 9 from 22 in the same period in 2005. This decline was only partially offset by an improvement in product mix in favor of our PCS 4000 systems. The PCS 4000 systems in the third quarter of 2006 comprised 78% of our total system sales versus 50% in the same period of 2005. The improvement in the product mix resulted in an increase in average revenue per system of 33% or $35,000 per average sale.
     Products revenue decreased to $10.7 million in the first nine months of 2006 from $13.9 million in the same period of 2005, a decrease of $3.2 million or 23%. The decrease was primarily the result of a $2.0 million or 30% decline in revenue from arrays and consumables and a $1.2 million or 16% decline in revenue from sales of our ProteinChip Systems, accessories and software. The decrease in products sales was largely due to the reductions in our sales force in July 2005. In addition, we experienced a 30% decline in system unit sales during the first 9 months of 2006 as compared to the first nine months of the prior year, with most of the decline being experienced in the third quarter.
     SERVICES REVENUE. Services revenue was approximately $2.0 million in the third quarter of 2006 as compared to $2.6 million in the third quarter of 2005. Revenue from Biomarker Discovery Center projects declined approximately $365,000 due to completion of several large projects in the second quarter of 2006. We also had a decrease in revenue from training and consulting services of approximately $26,000, which was mainly due to the reduction in the number of field scientists on our staff, and a decrease in revenue from maintenance contracts of $209,000 due to fewer maintenance contracts being renewed by our customers.
     Services revenue decreased to $6.3 million in the first nine months of 2006 from $6.8 million in the same period of 2005, a decrease of $490,000 or 7%. This decrease was primarily due to a decrease in revenue from training and consulting services of approximately $381,000, which was primarily due to the reduction in the number of field scientists on our staff and a decrease in revenue from maintenance contracts of $499,000 due to having fewer instruments under contract, partially offset by an increase of approximately $390,000 in revenue from Biomarker Discovery Center projects due to completion of several large contracts in the first nine months of 2006.
     As a result of the closing of the sale of our proteomics research instrument business to Bio-Rad in November 2006, we expect our future revenues to be primarily affected by our ability to develop and commercialize diagnostic biomarker tests based on the ProteinChip platform.
     COST OF PRODUCTS REVENUE. Cost of products revenue decreased to $1.6 million in the third quarter of 2006 from $2.2 million in the same period of 2005, a decrease of $587,000 or 27%. The Consumables line experienced a reduction in sales for the third quarter of this year compared to the same period for 2005 of approximately 34%. Also, our ProteinChip Systems experienced a reduction in sales for the third quarter of 2006 compared to the same period in 2005. The gross margin for product revenue decreased to 42% in the third quarter of 2006, compared to 52% in the third quarter of 2005. The decrease in the gross margin is primarily a result of the under absorption of manufacturing overhead costs due to lower production volumes.
     Cost of products revenue decreased to $5.7 million in the first nine months of 2006 from $6.8 million in the same period of 2005, a decrease of $1.1 million or 16%. The decrease during the nine month period was concentrated in the third quarter and was related to the decline in unit sales during that period. Overall, the Company experienced a 23% reduction in product revenue during the first nine months of 2006 as compared to the same period in 2005. The gross margin for products revenue decreased to 47% in the first nine months of 2006, compared to 51% in the first nine months of 2005. The decrease in the gross margin is primarily a result of the under absorption of manufacturing overhead costs due to lower production volumes.
     COST OF SERVICES REVENUE. Cost of services revenue decreased to $0.9 million in the third quarter of 2006 from $1.2 million in the same period of 2005, a decrease of $283,000 or 24%, primarily due to lower revenue from Biomarker Discovery Center projects. The gross margin for services revenue was 54% in the third quarter of 2006, the same as in the third quarter of 2005.
     Cost of services revenue decreased to $3.1 million in the first nine months of 2006 from $3.2 million in the same period of 2005, a decrease of $111,000 or 3%. The largest component of this decrease came from Biomarker Discovery Center projects, whose costs vary based on the complexity and difficulty of the work being undertaken. The gross margin for services revenue was slightly down at 51% in the first nine months of 2006 compared to 52% in the same period of 2005.
     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses decreased to $2.9 million in the third quarter of 2006 from $3.1 million in the same period of 2005, a decrease of $184,000 or 6%. The decrease was largely due to a 21% decrease in headcount comparing September 30, 2006 to September 30, 2005, resulting in a decrease in payroll and related costs of approximately $620,000. This also resulted in reductions in travel and other operating expenses of approximately $53,000. These decreases were offset by an increase in collaboration costs of $252,000, largely due to our collaboration with University College London, which began in October 2005 and material usage in early stage diagnostic research and development projects in the amount of $180,000. Stock-based compensation expense included in research and development expenses was $79,000 in the third quarter of 2006.
     Research and development expenses decreased to $8.8 million in the first nine months of 2006 from $10.2 million in the same period of 2005, a decrease of $1.4 million or 14%. The decrease was largely due to a 21% decrease in headcount comparing September 30, 2006 to September 30, 2005, resulting in a decrease in payroll and related costs of approximately $2.0 million. This also resulted in reductions in travel and other operating expenses of approximately $115,000. Canceling or scaling back selected early-stage research and development projects related to new instrumentation platforms as part of our efforts to control expenses resulted in a decrease of $233,000 for materials and supplies used in new product development. These decreases were partly offset by an increase in collaboration costs of $756,000, largely due to our collaboration with University College London, which began in October 2005. Stock-based compensation expense included in research and development expenses was $273,000 in the first nine months of 2006.
     We expect research and development expenses to decline for the remainder of 2006 relative to 2005 due to a reduction in the number of research and development employees in 2006, as well as slowing or canceling selected early-stage research and development programs related to new instrumentation platforms, partially offset by an increase in our research and development activities associated with developing and commercializing diagnostic tests as part of our strategic alliance with Quest Diagnostics, together with biomarker discovery research for new diagnostic biomarker products. The decline in research and development expenses will be partly offset by stock-based compensation expense.
     SALES AND MARKETING EXPENSES. Sales and marketing expenses decreased to $3.2 million in the third quarter of 2006 from $4.1 million in the same period of 2005, a decrease of $933,000 or 23%. The decrease was largely due to a 22% decrease in headcount comparing September 30, 2006 to September 30, 2005, resulting in a decrease in payroll and related costs of approximately $616,000. The decreased staffing also resulted in reductions in travel and other operating expenses in sales and marketing of approximately $279,000. Equipment costs, consisting primarily of depreciation on demonstration ProteinChip Systems, declined approximately $210,000, as we have fewer demonstration systems in service. Costs for trade shows, demonstration consumables, advertising and other marketing activities declined approximately $177,000. These reductions were offset by costs remaining in the department. Sales and marketing personnel typically provide support activities to the BDCs, Field Service, and Training and the associated costs are transferred from Sales & Marketing to COGS. The reduced revenue levels resulted in lower support costs for BDCs and Field Service being transferred to COGS, such that costs remaining in the department were $377,000 higher compared to the third quarter of 2005.

Stock-based compensation expense included in sales and marketing expenses was $66,000 in the third quarter of 2006.
     Sales and marketing expenses decreased to $10.7 million in the first nine months of 2006 from $14.2 million in the same period of 2005, a decrease of $3.6 million or 25%. The decrease was largely due to a 22% decrease in headcount comparing September 30, 2006 to September 30, 2005, resulting in a decrease in payroll and related costs of approximately $1.8 million. The decreased staffing also resulted in reductions in travel and other operating expenses in sales and marketing of approximately $892,000. Internal consumption of ProteinChip Arrays and other consumables for customer demonstrations and support decreased approximately $454,000. Equipment costs, consisting primarily of depreciation on demonstration ProteinChip Systems, declined approximately $776,000, as we have fewer demonstration systems in service. Costs for trade shows, advertising and other marketing activities declined approximately $393,000. These reductions were offset by costs remaining in the department. Sales and marketing personnel typically provide support activities to the BDCs, Field Service, and Training and the associated costs are transferred from Sales & Marketing to COGS. The reduced revenue levels resulted in lower support costs for Training and Field Service being transferred to COGS, such that costs remaining in the department were $361,000 higher compared to the first nine months of 2005. Stock-based compensation expense included in sales and marketing expenses was $252,000 in the first nine months of 2006.
     We expect sales and marketing expenses to decrease for the remainder of 2006 relative to 2005 as a result of a smaller sales force and reduced associated selling expenses. The decline in sales and marketing expenses will be partly offset by stock-based compensation expense.
     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased to $2.5 million in the third quarter of 2006 from $3.5 million in the same period of 2005, a decrease of $1.0 million or 27%. The decrease was largely due to a 36% reduction in headcount comparing September 30, 2006 to September 30, 2005, resulting in a decrease in payroll and related costs of approximately $700,000. This decrease was accompanied by decreases of $344,000 in legal fees primarily due to being more selective in patent activities, $73,000 in travel expenses, and $64,000 in directors and officers’ insurance. Stock-based compensation expense included in general and administrative expenses was $223,000 in the third quarter of 2006.
     General and administrative expenses decreased to $7.5 million in the first nine months of 2006 from $10.7 million in the same period of 2005, a decrease of $3.2 million or 30%. The decrease was largely due to a 36% reduction in headcount comparing September 30, 2006 to September 30, 2005, resulting in a decrease in payroll and related costs of approximately $1.8 million. This decrease was accompanied by decreases of $859,000 in legal fees primarily due to being more selective in patent activities, $876,000 in consulting and outside services due in part by the absence of Sarbanes-Oxley compliance fees as the company is no longer an accelerated filer, $192,000 in directors and officers’ insurance, and $196,000 in travel expenses. Stock-based compensation expense included in general and administrative expenses was $673,000 in the first nine months of 2006.
     We expect general and administrative expenses to decrease for the remainder of 2006 relative to 2005 due to lower headcount in administrative functions and because certain large expenses incurred in 2005, such as severance payments to former executives and outside professional fees related to the restatement of our financial results for the second quarter of 2005, are not expected to recur. In addition, we expect our costs related to compliance with Section 404 of the Sarbanes-Oxley Act of 2002 to decrease significantly as we are now deemed to be a non-accelerated filer and thus not subject to the full requirements of Section 404 during 2006. However, these reductions are expected to be partly offset by stock-based compensation expense.
     INTEREST AND OTHER INCOME (EXPENSE), NET. Interest income in the third quarter of 2006 was $190,000 compared to $239,000 in the same period of 2005. Interest income decreased because we continue to use invested funds to maintain our operation. Interest expense in the third quarter of 2006 was $592,000 compared to $495,000 in the same period of 2005. Interest expense increased as we increased our loan balance from Quest Diagnostics. Approximately $135,000 of the interest expense in the third quarters of 2006 and 2005 was non-cash, attributable to amortization of the beneficial conversion feature associated with the convertible senior notes. Other expense in the third quarter of 2006 was $116,000 compared to expense of $247,000 in the same period of 2005. The change was mainly due to favorable foreign currency variances.
     Interest income in the first nine months of 2006 was $654,000 compared to $591,000 in the same period of 2005. Interest income increased due to higher interest rates in first nine months of 2006, partially offset by lower balances in interest earning instruments as we continue to draw down balances to fund operations. Interest expense in the first nine months of 2006 was $1.7 million compared to $1.5 million in the same period of 2005. Interest expense in both periods consisted largely of interest accrued for our convertible senior notes, borrowings from Quest Diagnostics, equipment-financing loan and capital leases. Approximately $400,000 of the interest expense in the first nine months of 2006 and 2005 was non-cash, attributable to amortization of the beneficial conversion feature associated with the convertible senior notes. Other expense in the first nine months of 2006 was net expense of $173,000 compared to expense of $564,000 in the same period of 2005. The net expense in the first nine months of 2006 resulted primarily from $160,000 received in settlement of a claim against a service provider, offset by $280,000 for amortization of the offering costs related to the convertible senior notes. The net expense in the nine months of 2005 resulted largely from the amortization of the offering costs related to the convertible senior notes.
     INCOME TAX PROVISION (BENEFIT). The provision for income taxes in the third quarter of 2006 was an expense of $20,000 compared to a benefit of $36,000 in the same period of 2005. The increase in expense was primarily due to a tax benefit of $42,000 recorded in 2005 compared to no such tax benefit recorded for our Japanese subsidiary, Ciphergen Biosystems KK.
     The provision for income tax from continuing operations in the first nine months of 2006 was an expense of $190,000, compared to an expense of $103,000 in the same period of 2005. The increase was primarily due to higher income tax provision resulting from higher projected income from our UK subsidiary, Ciphergen Biosystems Ltd. in 2006. In addition, in 2005, the UK subsidiary had net operating loss carryforwards to offset its income. These net operating loss carryforwards were completely utilized at the end of 2005.
LIQUIDITY AND CAPITAL RESOURCES
     From our inception through September 30, 2006, we have financed our operations principally with $228.1 million from the sales of products and services to customers and net proceeds from equity financings totaling approximately $160.8 million, including $15.0 million from the sale to Quest Diagnostics on July 22, 2005 of 6,225,000 shares of Ciphergen’s common stock and a warrant to purchase up to 2,200,000 shares of Ciphergen’s common stock. We received $28.1 million of net proceeds from the sale of $30.0 million 4.5% convertible senior notes on August 22, 2003. These notes are due September 1, 2008 but in November 2006, the Company entered into separate privately negotiated agreements with certain holders to amend the terms of the notes, such that only $2.5 million remains due September, 2008. (See Note 13: Subsequent Events). In addition, in July 2005 Quest Diagnostics agreed to loan us up to $10 million with interest accrued at the prime rate plus 0.5% and paid monthly, solely to fund certain development activities related to our strategic alliance, against which we had borrowed approximately $6.3 million as of September 30, 2006. We also received net proceeds of $28.0 million from the sale of our BioSepra business in November 2004. Cash, cash equivalents and a short-term investment at September 30, 2006 were $15.0 million, compared to $28.0 million at December 31, 2005. Working capital at September 30, 2006 was $15.0 million, compared to $27.1 million at December 31, 2005. The decrease in working capital was principally due to a net $13.0 million decrease in cash and short-term investments to fund our operating losses, a $1.8 million decrease in accounts receivable, and a $1.3 million decrease in inventory, partly offset by a $2.3 million decrease in payables, accrued liabilities and payroll, a $563,000 decrease in deferred revenue, and a $377,000 decrease in current portion of the long-term debt. Long-term debt and capital lease balances at September 30, 2006 totaled $35.3 million compared to $31.5 million at December 31, 2005.
     Net cash used in operating activities was $15.3 million in the first nine months of 2006 compared to $18.9 million in the same period of 2005. Reductions in other operating and manufacturing overhead expenditures of $6.0 million, payroll expense of $4.0 million, and raw materials inventory purchases of $3.2 million, comparing the first nine months of 2006 to the same period of 2005, were offset by approximately $4.9 million less in collections from customers in the first nine months of 2006 than in the comparable period of 2005 due to lower revenues.
     Net cash provided by investing activities was $1.0 million in the first nine months of 2006 compared to net cash used in investing activities of $3.3 million in the first nine months of 2005. Net cash provided by investing activities in the first nine months of 2006 consisted of $2.2 million from the liquidation of an investment in a fixed rate annuity, partly offset by net purchases of property and equipment of approximately $881,000 and payments totaling $346,000 for a technology license related to our litigation which was settled in 2003. Net cash used in investing activities in the first nine months of 2005 consisted of net purchases of property and equipment of approximately $1.7 million, a payment of $1.1 million to Pall Corporation for post-closing adjustments related to the sale of our BioSepra business, and payments totaling $463,000 for a technology license related to our litigation which was settled in 2003. We anticipate capital expenditures of approximately $1.4 million during the next 12 months of operations.
     Net cash provided by financing activities was $3.5 million in the first nine months of 2006 compared to net cash provided by financing activities of $16.0 million in the first nine months of 2005. Net cash provided by financing activities in the first nine months of 2006 consisted of $3.7 million in loans from Quest Diagnostics and $99,000 from the issuance of common stock under our employee stock purchase plan, partly offset by $377,000 for repayments of an equipment financing loan. Net cash used in financing activities in the first nine months of 2005 was used primarily for debt repayments amounting to $740,000, largely offset by $15.0 million from issuance of common stock to Quest Diagnostics, $350,000 from the repayment of stockholder loans, $1.3 million in loans from Quest Diagnostics and $212,000 received from the issuance of common stock under our employee stock purchase plan.
     We believe that current cash resources will be sufficient to maintain our operations for at least the next 12 months. We currently expect to fund our liquidity needs, our obligations related to the strategic alliance with Quest Diagnostics and for capital requirements from a combination of available cash, borrowings from Quest Diagnostics, the sale of assets and additional equity (see Note 13), and/or the sale debt securities. We will be required to raise additional capital at some point in the future, which might be achieved through a variety of sources, including the public equity market, private financings, sales of assets, collaborative arrangements and debt. If additional capital is raised through the issuance of equity or securities convertible into equity, our stockholders may experience dilution, and such securities may have rights, preferences or privileges senior to those of the holders of our common stock or the notes. If we obtain additional funds through arrangements with collaborators or strategic partners, we may be required to relinquish our rights to certain technologies or products that we might otherwise seek to retain. Additional financing may not be available to us on favorable terms, if at all. If we are unable to obtain financing on acceptable terms, we may be unable to execute our business plan and we could be required to delay, reduce the scope of, or eliminate our operations and we may not be able to pay off the convertible senior notes or the loans from Quest Diagnostics if and when they come due.
     The following summarizes Ciphergen’s contractual cash obligations at September 30, 2006 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands, except the footnotes).

		Less than			Beyond
	Total	1 Year	1-3 Years	4-5 Years	5 Years
Contractual cash obligations:
Capital lease obligations (1)	$15	$12	$3	$—	$—
Interest payable on capital lease obligations	1	1	—		—
Loan from Quest Diagnostics (1)	6,250	—	—	6,250	—
Interest payable on loan from Quest Diagnostics (2)	2,083	547	1,094	442	—
Convertible senior notes (3)	30,000	—	30,000	—	—
Interest payable on convertible senior notes	2,700	1,350	1,350	—	—
Non-cancelable collaboration obligation (4)(5)	699	699	—	—	—
Non-cancelable operating lease obligations	8,069	4,109	3,701	259	—
Purchase obligations (6)	667	667	—	—	—

Total contractual cash obligations	$50,484	$7,385	$36,148	$6,951	$—

(1)	Principal amounts, not including interest.

(2)	Based on outstanding principal balance and interest rate as of September 30, 2006.

(3)	Excludes the beneficial conversion feature amounting to $2.7 million, less related amortization of $1.7 million. As noted in Note 13. Subsequent Events, the Company has restructured this debt for $16.5 million aggregate principal amount due in 2011, and $11 million in cash. The remaining $2.5 million principal amount is due in 2008.

(4)	On October 3, 2005, the Company entered into a two year research and license agreement with University College London and UCL BioMedica Plc. (together, “UCL”) to utilize Ciphergen’s suite of proteomic solutions (Deep Proteome(TM), Pattern Track(TM) Process and ProteinChip System) to further UCL’s ongoing research in ovarian cancer and breast cancer. Under the terms of the agreement, Ciphergen will have exclusive rights to license intellectual property resulting from discoveries made during the course of this collaboration for use in developing, manufacturing and selling products and services utilizing the intellectual property. Ciphergen is obligated to make contributions of approximately $2.1 million in cash and $652,000 in the form of Ciphergen equipment, software, arrays and consumable supplies as requested by UCL, valued at Ciphergen’s list selling price, to cover part of the costs incurred by UCL specifically for this research program. $1.1 million of the cash obligation is to be paid in the first year of the agreement and is non-cancelable. The remainder is to be paid in the second year of the agreement and is cancelable with three months advance notice. As of September 30, 2006, Ciphergen incurred expenses totaling $1,152,000 comprised of $87,000 representing the company’s cost for the contributed arrays and consumables, cash payments of $442,000 and $623,000 in accrued liabilities.

(5)	We have made a commitment to fund a Biomarker Discovery Center laboratory at The Johns Hopkins University School of Medicine which totals $305,000 for the period June 2006 to September 2006. The Company has made a cash payment of $229,000 and has an accrued liability of $76,000 at September 30, 2006.

(6)	Purchase obligations include agreements to purchase inventory that are enforceable and legally binding on Ciphergen and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty.
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
INTEREST RATE SENSITIVITY
     As of September 30, 2006, our cash was held primarily in money market accounts. We believe that, in the near-term, we will maintain our available funds in money market accounts.
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
     The net tangible assets of our non-U.S. operations, excluding intercompany debt, were $2.9 million at September 30, 2006.
     We did not enter into any forward contracts during the nine month periods ended September 30, 2005 and 2006. Although we will continue to monitor our exposure to currency fluctuations, we cannot provide assurance that exchange rate fluctuations will not harm our business in the future.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC’s rules and forms. As of September 30, 2006, an evaluation was carried out under the supervision and with the participation of our management, including Gail Page, our Chief Executive Officer and interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and interim Chief Financial Officer concluded that, as of September 30, 2006, the design and operation of these disclosure controls and procedures were effective to provide reasonable assurance of the achievement of the objectives described above.
Changes in Internal Control Over Financial Reporting
     During the quarter ended September 30, 2006, there were no changes in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     On June 26, 2006, Health Discovery Corporation filed a lawsuit against us in the U.S. District Court for the Eastern District of Texas (Marshall Division), claiming that software used in certain of Ciphergen’s ProteinChip® Systems infringes on three of its United States patents. Health Discovery Corporation is seeking injunctive relief as well as unspecified compensatory and enhanced damages, reasonable attorney’s fees, prejudgment interest and other costs. On August 1, 2006 Ciphergen filed an unopposed motion with the Court to extend the deadline for Ciphergen to answer or otherwise respond until September 2, 2006. Ciphergen filed its Answer and Counterclaim to the Complaint with the Court on September 1, 2006. Given the early stage of this action, the Company cannot predict the ultimate outcome of this matter at this time.
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
     From our inception in December 1993 through September 30, 2006, we have generated cumulative revenue from continuing operations of approximately $192.2 million and have incurred net losses of approximately $216.0 million. We have experienced significant operating losses each year since our inception and expect these losses to continue for at least the next several quarters. For example, we experienced net losses of approximately $25.8 million in 2001, $29.1 million in 2002, $36.7 million in 2003, $19.8 million in 2004, $35.4 million in 2005 and $20.2 million in the first nine months of 2006. Our losses have resulted principally from costs incurred in research and development, sales and marketing, litigation, and general and administrative costs associated with our operations. These costs have exceeded our gross profit which, to date, has been generated principally from product sales derived from a business that we have now sold. We expect to incur additional operating losses and these losses may be substantial. We may never achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

We may not succeed in developing diagnostic products and even if we do succeed in developing diagnostic products, they may never achieve significant commercial market acceptance.
     Our success depends on our ability to develop and commercialize diagnostic products. There is considerable risk in developing diagnostic products based on our biomarker discovery efforts as potential tests may fail to validate results in larger clinical studies and may not achieve acceptable levels of clinical sensitivity and specificity. If we do succeed in developing diagnostic tests with acceptable performance characteristics, we may not succeed in achieving significant commercial market acceptance for those tests. Our ability to successfully commercialize diagnostic products that we may develop, such as tests, kits and devices, will depend on several factors, including:
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
     On July 22, 2005, Ciphergen and Quest Diagnostics entered into a strategic alliance which will focus on commercializing up to three assays chosen from Ciphergen’s pipeline over the next three years. If this strategic alliance does not continue for its full term or if Quest Diagnostics fails to proceed to diligently perform its obligations as part of the strategic alliance, such as independently developing, validating and commercializing potential diagnostics tests, our ability to commercialize our potential diagnostic tests would be seriously harmed. If we elect to increase our expenditures to fund diagnostic development programs or research programs on our own, we will need to obtain additional capital, which may not be available on acceptable terms, or at all. If we fail to develop diagnostic tests, our ability to expand our business would be seriously harmed.
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
If we fail to continue to develop our technologies, we may not be able to successfully foster adoption of our products and services or develop new product offerings.
     Our technologies are new and complex, and are subject to change as new discoveries are made. New discoveries and further progress in our field are essential if we are to foster the adoption of our product offerings. Development of these technologies remains a substantial risk to us due to various factors including the scientific challenges involved, our ability to find and collaborate with others working in our field, and competing technologies, which may prove more successful than ours. In addition, we have reduced our research and development headcount and expenditures, which may adversely affect our ability to further develop our technologies.
We will need to raise additional capital in the future, and if we are unable to secure adequate funds on terms acceptable to us, we may be unable to execute our business plan.

     We currently believe that current cash resources together with existing debt facilities will be sufficient to meet our anticipated needs for the next 12 months. However, we may need to raise additional capital sooner in order to increase our efforts to discover biomarkers and develop them into diagnostic products, or acquire complementary products, businesses or technologies. If we are unable to obtain financing, or to obtain it on acceptable terms, we may be unable to successfully execute our business plan.
Because our business is highly dependent on key executives and employees, our inability to recruit and retain these people could hinder our business plans.
     We are highly dependent on our executive officers and certain key employees. Our product development could be delayed or curtailed if we lose the services of any of these people. To expand our research and product development efforts, we need people skilled in areas such as bioinformatics, biochemistry, and information services. Competition for qualified employees is intense. We will not be able to expand our business if we are unable to hire, train and retain a sufficient number of qualified employees. During 2004, 2005 and 2006, we took steps to reduce our headcount and our voluntary employee turnover has increased from historic levels. In addition, the adoption of Statement of Financial Accounting Standards No. 123 (Revised), “Share-Based Payment”, on January 1, 2006, which requires us to expense all stock-based compensation, may cause us to change the manner in which we compensate our employees, which could negatively impact our ability to recruit and retain qualified employees.
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
     In connection with the strategic alliance with Quest Diagnostics, Quest Diagnostics agreed to provide us with a $10 million secured line of credit, from which we had drawn a total of approximately $6.25 million as of September 30, 2006. Borrowings may be made in monthly increments of up to approximately $417,000 over a two year period, with accrued interest to be paid monthly. Funds from this collateralized line of credit may only be used to pay certain costs and expenses directly related to the strategic alliance, with forgiveness of the repayment obligations based upon our achievement of milestones related to the development, regulatory approval and commercialization of laboratory tests. Should we fail to achieve these milestones, we would be responsible for the repayment of the outstanding principal amount of any such loans on or before July 22, 2010.
If a competitor infringes our proprietary rights, we may lose any competitive advantage we may have as a result of diversion of management time, enforcement costs and the loss of the exclusivity of our proprietary rights.
     Our success depends in part on our ability to maintain and enforce our proprietary rights. We rely on a combination of patents, trademarks, copyrights and trade secrets to protect our technology and brand. In addition to our licensed SELDI technology, we also have submitted patent applications directed to subsequent technological improvements and application of the SELDI technology, including patent applications covering biomarkers that may have diagnostic or therapeutic utility. Our patent applications may not result in additional patents being issued.
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
     Currently, the FDA does not actively regulate clinical laboratory tests, or “home brews”, that have been developed and used by the laboratory to conduct in-house testing. “Active ingredients” (known as “analyte specific reagents” or “ASRs”) that are sold to laboratories for use in tests developed in-house by clinical laboratories are generally exempt from the FDA’s pre-market review requirements. We believe that ASRs that we may provide will fall within those exemptions. However, the FDA has publicly stated it is reevaluating its ASR policy and we expect that revisions to FDA policies may be implemented in the future that may have the effect of increasing the regulatory burden on manufacturers of these devices. The commercialization of our products could be impacted by being delayed, halted or prevented. If the FDA were to view any of our actions as non-compliant, it could initiate enforcement action such as a warning letter and possible imposition of penalties. Finally, ASRs that we may provide will be subject to a number of FDA requirements, including compliance with the FDA’s QSRs, which establish extensive regulations for quality assurance and control as well as manufacturing procedures. Failure to comply with these regulations could result in enforcement action for us or our potential partners. Adverse FDA action in any of these areas could significantly increase our expenses and limit our revenue and profitability. Although we are ISO 9001:2000 certified with respect to our manufacturing processes used for our previous ProteinChip products, we will need to undertake additional steps to maintain our operations in line with FDA QSR requirements. Our manufacturing facilities will be subject to periodic regulatory inspections by the FDA and other federal and state regulatory agencies. We have not yet been subject to an FDA inspection. We may not satisfy such regulatory requirements, and any such failure to do so would have an adverse effect on our diagnostics efforts.
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
Substantial leverage and debt service obligations may adversely affect our cash flows.
     As of September 30, 2006 we had $30 million of convertible senior notes outstanding. As a result of this indebtedness, we have high principal and interest payment obligations. The degree to which we are leveraged could, among other things:
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
Future sales of our common stock in the public market could adversely affect the trading price of our common stock and our ability to raise funds in new stock offerings.
     Future sales of substantial amounts of our common stock in the public market, or the perception that such sales are likely to occur, could affect prevailing trading prices of our common stock. As of September 30, 2006, we had:
•	36,076,437 shares of common stock outstanding;

•	6,460,642 shares of common stock reserved for issuance upon exercise of options outstanding under our stock option plans with a weighted average exercise price of $3.73 per share;

•	in addition to the shares reserved for issuance upon the exercise of options referred to in the preceding bullet point, 1,172,131 shares reserved for future issuance under our stock option and employee stock purchase plans;

•	a warrant outstanding for 2,200,000 shares of common stock at a purchase price of $3.50 per share; and

•	25,000 shares of common stock potentially issuable to Gail S. Page, President and Chief Executive Officer of Ciphergen, contingent upon the achievement of a specific diagnostic milestone.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
ITEM 5. OTHER INFORMATION
     None.
ITEM 6. EXHIBITS
     The following exhibits have been filed with this report:
2.1(1)	Share Purchase Agreement between Ciphergen Biosystems, Inc. and LumiCyte, Inc. dated May 28, 2003

2.2(2)	Asset Purchase Agreement between Ciphergen Biosystems, Inc. and Pall Corporation dated October 27, 2004

2.3(3)	Asset Purchase Agreement between Ciphergen Biosystems, Inc. and Bio-Rad Laboratories, Inc. dated August 14, 2006.

3.2(4)	Amended and Restated Certificate of Incorporation of Registrant

3.4(4)	Amended and Restated Bylaws of Registrant

3.5(5)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Ciphergen Biosystems, Inc.

4.1(4)	Form of Registrant’s Common Stock Certificate

4.2(5)	Preferred Shares Rights Agreement dated March 20, 2002 between Ciphergen Biosystems, Inc. and Continental Stock Transfer & Trust Company

4.3(6)	Indenture between Ciphergen Biosystems, Inc. and U.S. Bank National Association dated August 22, 2003

4.4(7)	Amendment to Rights Agreement between the Company and Wells Fargo Bank, N.A. dated July 22, 2005

4.5(8)	Amendment to Rights Agreement between the Company and Wells Fargo Bank, N.A. dated September 30, 2005

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 (a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 (a) of the Sarbanes-Oxley Act of 2002

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the corresponding exhibits in our Form 8-K filed with the Securities and Exchange Commission on September 11, 2003.

(2)	Incorporated by reference to the corresponding exhibit in our Form 8-K filed with the Securities and Exchange Commission on December 6, 2004.

(3)	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on November 13, 2006.

(4)	Incorporated by reference to exhibits (with same exhibit number) to Ciphergen Biosystems’ Registration Statement on Form S-1 (File No. 333-32812) declared effective on September 28, 2000.

(5)	Incorporated by reference to our Registration Statement on Form 8-A filed with the Securities and Exchange Commission on March 21, 2002.

(6)	Incorporated by reference to our Registration Statement on Form S-3 filed with the Securities and Exchange Commission on October 8, 2003.

(7)	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on July 28, 2005.

(8)	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on October 4, 2005.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
November 20, 2006
CIPHERGEN BIOSYSTEMS, INC.
(Registrant)

/s/ Gail S. Page

Gail S. Page
President, Chief Executive Officer and Director

/s/ Debra A. Young

Debra A. Young
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit Title
2.1(1)	Share Purchase Agreement between Ciphergen Biosystems, Inc. and LumiCyte, Inc. dated May 28, 2003

2.2(2)	Asset Purchase Agreement between Ciphergen Biosystems, Inc. and Pall Corporation dated October 27, 2004

2.3(3)	Asset Purchase Agreement between Ciphergen Biosystems, Inc. and Bio-Rad Laboratories, Inc. dated August 14, 2006.

3.2(4)	Amended and Restated Certificate of Incorporation of Registrant

3.4(4)	Amended and Restated Bylaws of Registrant

3.5(5)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Ciphergen Biosystems, Inc.

4.1(4)	Form of Registrant’s Common Stock Certificate

4.2(5)	Preferred Shares Rights Agreement dated March 20, 2002 between Ciphergen Biosystems, Inc. and Continental Stock Transfer & Trust Company

4.3(6)	Indenture between Ciphergen Biosystems, Inc. and U.S. Bank National Association dated August 22, 2003

4.4(7)	Amendment to Rights Agreement between the Company and Wells Fargo Bank, N.A. dated July 22, 2005

4.5(8)	Amendment to Rights Agreement between the Company and Wells Fargo Bank, N.A. dated September 30, 2005

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 (a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 (a) of the Sarbanes-Oxley Act of 2002

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the corresponding exhibits in our Form 8-K filed with the Securities and Exchange Commission on September 11, 2003.

(2)	Incorporated by reference to the corresponding exhibit in our Form 8-K filed with the Securities and Exchange Commission on December 6, 2004.

(3)	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on November 13, 2006.

(4)	Incorporated by reference to exhibits (with same exhibit number) to Ciphergen Biosystems’ Registration Statement on Form S-1 (File No. 333-32812) declared effective on September 28, 2000.

(5)	Incorporated by reference to our Registration Statement on Form 8-A filed with the Securities and Exchange Commission on March 21, 2002.

(6)	Incorporated by reference to our Registration Statement on Form S-3 filed with the Securities and Exchange Commission on October 8, 2003.

(7)	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on July 28, 2005.

(8)	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on October 4, 2005.