Form 10-K
period 2006-12-31
CIPHERGEN BIOSYSTEMS INC
filed 2007-04-02
CIK 926617

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-31617

CIPHERGEN BIOSYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Delaware	33-059-5156
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Ciphergen Biosystems, Inc.
6611 Dumbarton Circle
Fremont, CA 94555
(510) 505-2100
(Address, including zip code, of registrant’s principal executive offices and telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Common Stock, $0.001 par value

Securities registered pursuant to Section 12(g) of the Act:
none

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐          Accelerated filer ☐          Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $23.4 million as of June 30, 2006, based upon the closing price on the Nasdaq Capital Market reported for such date. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose. The number of shares outstanding of the Registrant’s common stock on March 26, 2007 was 39,240,749 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its 2007 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed with the Securities and Exchange Commission, are incorporated by reference into Part III of this Form 10-K Report.

CIPHERGEN BIOSYSTEMS, INC.

FORM 10-K

Ciphergen is a registered trademark of Ciphergen Biosystems, Inc. Protein Chip and Biomarker Discovery Center are registered trademarks of Bio-Rad Laboratories, Inc. Biomek is a registered trademark of Beckman Coulter Inc. BioSepra is a registered trademark of Pall Corporation.

PART I

We have made statements under the captions “Business”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other sections of this Form 10-K that are forward-looking statements for purposes of the safe harbor provisions under the Private Securities Litigation Reform Act of 1995. We claim the protection of such safe harbor, and disclaim any intent or obligation to update any forward-looking statement. You can identify these statements by forward-looking words such as “may”, “will”, “expect”, “intend”, “anticipate”, “believe”, “estimate”, “plan”, “could”, “should” and “continue” or similar words. These forward-looking statements may also use different phrases. We have based these forward-looking statements on our current expectations and projections about future events. Examples of forward-looking statements include statements about projections of our future revenue, results of operations and financial condition; anticipated deployment, capabilities and uses of our products and our product development activities and product innovations; the importance of proteomics as a major focus of biology research; competition and consolidation in the markets in which we compete; existing and future collaborations and partnerships; the utility of biomarker discoveries; our belief that biomarker discoveries may have diagnostic and/or therapeutic utility; our plans to develop and commercialize diagnostic tests through our strategic alliance with Quest Diagnostics; our ability to comply with applicable government regulations; our ability to expand and protect our intellectual property portfolio; decreasing general and administrative costs; decreasing sales and marketing costs; decreasing research and development costs; anticipated future losses; expected levels of capital expenditures; forgiveness of loan obligations to Quest Diagnostics; the rating of our convertible notes and the value of the related put options; the period of time for which our existing financial resources, debt facilities and interest income will be sufficient to enable us to maintain current and planned operations; foreign currency exchange rate fluctuations and our plans for mitigating foreign currency exchange risks; and the market risk of our investments.

These statements are subject to significant risks and uncertainties, including those identified in the section of this Form 10-K entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors That May Affect Our Results,“Risk Factors”, that could cause actual results to differ materially from those projected in such forward-looking statements due to various factors, including our ability to generate sales after completing product development of new diagnostic products; managing our operating expenses and cash resources consistent with our plans; our ability to conduct our new diagnostic product development using both our internal research and development and collaboration partners within the budgets and time frames we have established; the ability of the ProteinChip® technology to discover protein biomarkers that have diagnostic, theranostic and/or drug development utility; the continued emergence of proteomics as a major focus of biological research and drug discovery; and our ability to protect and promote our proprietary technologies. We believe it is important to communicate our expectations to our investors. However, there may be events in the future that we are not able to accurately predict or that we do not fully control that could cause actual results to differ materially from those expressed or implied in our forward-looking statements.

References to “Ciphergen”, the “Company”, “we”, “us” and “our” refer to Ciphergen Biosystems, Inc. and its subsidiaries, taken as a whole.

ITEM 1.	BUSINESS

Overview

Ciphergen is dedicated to the discovery, development and commercialization of specialty diagnostic tests that provide physicians with information with which to manage their patients’ care and that improve patient outcomes. We intend to do this using translational proteomics, which is the process of answering clinical questions by utilizing advanced protein separation tools to identify and resolve variants of specific biomarkers, developing assays, and commercializing tests.

Through collaborations with leading academic and research institutions, including The Johns Hopkins School of Medicine, The University of Texas M. D. Anderson Cancer Center, University College London, The University of Texas Medical Branch, The Katholieke Universiteit Leuven, Ohio State University Research Foundation, and Stanford University, we plan to develop diagnostic tests in the fields of hematology/oncology, cardiovascular disease, and women’s health. The clinical questions we are addressing include early disease detection, treatment response, monitoring of disease progression, prognosis and others. In July 2005, we entered into a strategic alliance agreement with Quest Diagnostics covering a three year period during which the parties have agreed to develop and commercialize up to three diagnostic tests based on Surface Enhanced Laser Desorption/Ionization, or SELDI, technology.

Our most advanced programs are in the field of ovarian cancer. Commonly known as the “silent killer,” ovarian cancer leads to approximately 15,000 deaths each year in the United States. Approximately 23,000 new cases are diagnosed each year, with the majority in patients with late stage disease, where the cancer has spread beyond the ovary. Unfortunately, the prognosis is poor in these patients, leading to the high mortality from this disease. We believe that one unmet clinical need is a diagnostic test that can provide adequate predictive value to stratify patients with a pelvic mass into those with a high risk of invasive ovarian cancer versus those with a low risk. We believe that there are at least 5 million testing opportunities each year addressing this need. Ciphergen has developed a panel of biomarkers we believe provides risk stratification information for ovarian cancer based on a series of studies involving over 2,500 clinical samples from more than five sites.

In a cohort study we were able to show, in 525 consecutively sampled women, a significant increase in the positive predictive value using our marker panel over the baseline level. This translates into the potential to enrich the concentration of ovarian cancer cases referred to the gynecologic oncologist by more than two-fold. Ciphergen is currently working with Quest Diagnostics in their efforts to commercialize this marker set. In addition, Ciphergen is undertaking a prospective clinical trial to support submission to the Food and Drug Administration, or FDA, for approval as an in vitro diagnostic test kit.

Ciphergen Biosystems, Inc. was originally incorporated in California on December 9, 1993 under the name Abiotic Systems. In March 1995, we changed our corporate name to Ciphergen Biosystems, Inc and in May 2000, we reincorporated in Delaware. We had our initial public offering in September 2000. Recently, in November 2006 we sold certain assets and liabilities of our protein research tools and collaborative services business, or our instrument business to Bio-Rad Laboratories, Inc. in an asset sale transaction in order to concentrate our resources on developing clinical protein biomarker diagnostic products and services. As a result of the asset sale to Bio-Rad, we have substantially reduced the size of our staff.

The Diagnostics Market Opportunity

The economics of health care demand improved allocation of resources. Improved allocation of resources can be derived through disease prevention, early detection of disease leading to early intervention, and from diagnostic tools that can triage patients to more appropriate therapy and intervention. According to the Jain PharmaBiotech report, the worldwide market for in vitro diagnostics in 2006 was approximately $49.2 billion.

We have chosen to focus primarily in the areas of hematology/oncology, cardiovascular disease, and women’s health. Demographic trends suggest that, as the population ages, the burden from these diseases will increase, and the demand for quality diagnostic, prognostic, and predictive tests will increase. In addition, these areas generally lack quality diagnostic tests and therefore we believe patient outcomes can be significantly improved by the development of novel diagnostic and risk stratification tests.

Our focus on proteomics enables us to address the market for diagnostic tests that simultaneously measure multiple protein biomarkers. A protein biomarker is a protein or protein variant that is present in a greater or lesser amount in a disease state versus a normal condition. Conventional proteomic tests measure a single protein biomarker whereas most diseases are complex. We believe that efforts to diagnose cancer and other complex diseases have failed in large part because the disease is heterogeneous at the causative level (i.e., most diseases can be traced to multiple potential etiologies) and at the human response level (i.e. each individual afflicted with a given disease can respond to that ailment in a specific manner). Consequently, measuring a single protein biomarker when multiple protein biomarkers may be altered in a complex disease is unlikely to provide meaningful information about the disease state. We believe that our approach, using mass spectrometry, will allow us to create diagnostic tests with sufficient sensitivity and specificity to aid the physician considering treatment options for patients with complex diseases.

Scientific Background

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

Genomics allows researchers to establish the relationship between gene activity and disease. However, many diseases are manifested not at the genetic level, but at the protein level. The complete structure of modified proteins cannot be determined by reference to the encoding gene alone. Thus, while genomics provides some information about diseases, it does not provide a full understanding of disease processes. We are focused on converting recent advances in proteomics into clinically useful translational proteomic diagnostic tests.

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

Diseases may be caused by a mutation of a gene that alters a protein directly or indirectly, or alters the level of protein expression. These alterations interrupt the normal balance of proteins and create disease symptoms. A protein biomarker is a protein or protein variant that is present in a greater or lesser amount in a disease state versus a normal condition. By studying changes in protein biomarkers, researchers may identify diseases prior to the appearance of physical symptoms. Historically, researchers discovered protein biomarkers as a byproduct of basic biological disease research. This has resulted in the validation by researchers of approximately 200 protein biomarkers that are being used in commercially available clinical diagnostic products.

Limitations of Existing Diagnostic Approaches and Ciphergen’s Solution

The in vitro diagnostics industry manufactures and distributes products that are used to detect thousands of individual components present in human derived specimens. However, the vast majority of these assays are used specifically to identify single protein biomarkers. The development of new diagnostic products has been limited by the complexity of disease states, which may be caused or characterized by several or many proteins or post-translationally modified protein variants. Diagnostic assays that are limited to the detection of a single protein often have limitations in clinical specificity (true negatives) and sensitivity (true positives) due to the complex nature of many diseases and the inherent biological diversity among populations of people. Diagnostic products that are limited to the detection of a single protein may lack the ability to detect more complex diseases, and thus produce results that are unacceptable for practical use.

The heterogeneity of disease and of the human response to disease often underlies the shortcoming of single markers to diagnose and predict many diseases accurately. Our studies, particularly in ovarian cancer, have given us a better understanding of both the disease pathophysiology and the host response. By using multiple markers, we are better able to encompass the disease and host response heterogeneity. In addition, by examining specific analytes with greater resolution, for example, post-translational modifications, we believe we can improve the specificity of our diagnostic markers because these modifications reflect both the pathophysiology and host response This is accomplished using an advanced protein separation system (integrated equipment, reagents and software) to identify combinations of specific biomarkers leading to commercialization of disease specific assays.

Ciphergen is applying translational proteomics research and development tools and methods to analyze biological information in an attempt to discover associations between proteins, protein variants, protein-protein interaction and diseases. Ciphergen intends to develop new diagnostic tests based on known and newly-identified protein markers to help physicians predict an individual’s predisposition for a disease in order to better characterize, monitor progression of, and select appropriate therapy for such disease. Our goals are to:

•	Develop high-value diagnostic tests that address unmet medical needs, particularly in stratifying patients according to the risk of developing a disease, having a disease, or failing a specific therapy for a disease;

•	Facilitate more efficient clinical trials of new therapeutics by providing biomarkers that stratify patients according to likelihood of response; and

•	Identify biomarkers that can form the basis of molecular imaging targets.

Our Solution

Problem	Ciphergen’s solution

Heterogeneity of disease	Emphasis on multi-marker panels
Poorly validated markers	Expertise in study design incorporating internal and external validation Large multi-site studies
Protein post-translational modifications that reduce specificity of assays	Assay development using mass spectrometry to quantitate disease-specific forms

Addressing the heterogeneity of disease

Ciphergen’s strategy is to create a paradigm of diagnostics that is based on risk stratification, multiple-marker testing, and information integration. This strategy is based on the belief that any specific disease is heterogeneous and therefore relying on a single disease marker to provide a simple “yes-no” answer is likely to fail. We believe that efforts to diagnose cancer and other complex diseases have failed in large part because the disease is heterogeneous at the causative level, meaning that most diseases can be traced to multiple potential etiologies, and at the human response level, meaning that each individual afflicted with a given disease can respond to that ailment in a specific manner. A better understanding of heterogeneity of disease and human response is necessary for improved diagnosis and treatment of many diseases.

Validation of markers through proper study design

Analysis of peer-reviewed publications reveals almost daily reports of novel biomarkers or biomarker combinations associated with specific diseases. Few of these are used clinically. As with drug discovery, preliminary research results fail to canvass sufficient variation in study populations or laboratory practices and, therefore, the vast majority of candidate biomarkers fail to be substantiated in subsequent studies. Recognizing that validation is the point at which most biomarkers fail, Ciphergen’s strategy is to reduce the attrition rate between discovery and clinical implementation by building validation into the discovery process. Biomarkers fail to validate for a number of reasons, which can be broadly classified into pre-analytical and analytical factors. Pre-analytical factors include study design that does not mimic actual clinical practice, inclusion of the wrong types of control individuals, and demographic bias (usually seen in studies in which samples are collected from a single institution). Analytical factors include poor control over laboratory protocols, inadequate randomization of study samples, and instrumentation biases (for example, higher signal early in the experimental run compared to later in the experimental run). Finally, the manner in which the data are analyzed can have a profound impact on the reliability of the statistical conclusions.

When designing clinical studies, Ciphergen begins with the clinical question, since this drives the downstream clinical utility of the biomarkers. With this as a starting point, Ciphergen is able to design a study that includes the appropriate cases and control groups. Ciphergen further incorporates an initial validation component even within the discovery component. Ciphergen places an emphasis on multi-institutional studies, inclusion of clinically relevant controls, using qualified and trained operators to run assays and collect data. For example, in the 2004 Cancer Research paper describing the first three markers in the ovarian cancer panel, more than 600 specimen samples taken from five hospitals were analyzed. The samples were divided into sets for training and validation purposes. Each site was shipped the same sample set for operator training and proficiency development followed by shipments of the same sample set for validation. The validation sample sets were received and tested in separate test rounds. The first round of validation samples is followed by a second round of independent validation samples. Subsequently, Ciphergen has analyzed more than 2,000 samples from five additional medical centers. Ciphergen has examined over 300 samples in its breast cancer program and over 400 samples in its prostate cancer program. In analyzing the complex proteomics data, Ciphergen takes an agnostic view of statistical methodologies, choosing to use a variety of approaches and looking for concordance between approaches, taking the view that markers deemed significant by multiple statistical algorithms are more likely to reflect biological conditions. rather than mathematical artifacts.

Exploiting the power of mass spectrometry to improve assay specificity

An important characteristic of proteins is that their functional activity is often modulated by changes in their structure. Conventional approaches to assay proteins have variable ability to detect these changes, and may depend on the specificity of the antibody to the original or altered forms of the proteins. Additionally, a conventional assay may inadvertently measure only one form of a protein while many exist. Ciphergen has developed programs for biomarkers in which mass spectrometry provides an advantage over traditional assays in characterizing and quantitating disease markers. Mass spectrometry’s advantages over traditional assay approaches in these instances is a result of its ability to distinguish two or more highly related protein species based on molecular mass, or in combination with chromatographic separation tools, such as with ProteinChip® arrays, based on biochemical properties. Because most traditional assay approaches rely strictly on using antibodies to capture the intended analyte, protein forms with a common epitope are not readily distinguished. A few exemplar proteins that are candidates for assay development using a mass spectromic approach include von Willebrand’s factor, human chorionic gonadotropin, albumin, c-reactive protein, and serum amyloid A. One disease that Ciphergen is specifically addressing is TTP, a hematologic disease that affects mostly women and is a result of a deficiency in the enzyme ADAMTS13. Current assays rely on unwieldy Western Blots, which are both low throughput and poorly quantitative. Ciphergen’s assay measures directly the product of the enzymatic reaction for ADAMTS13, and provides the level of quantitation necessary to distinguish TTP from other thrombocytopenic diseases, evaluate patient responses to therapy and monitor patients during clinical remission to prevent recurrences of the disease.

Creating and maintaining a multi-disease product pipeline

Ciphergen plans to develop potential tests based on biomarkers discovered in its sponsored programs with academic collaborators, and also has the opportunity to in-license tests from an installed base of hundreds of academic SELDI customers. Ciphergen’s past strategy of selling its SELDI proteomics platform to researchers in academia, pharmaceutical companies, and biotechnology companies has provided Ciphergen with access to biomarkers that may potentially lead to additional diagnostic tests. Going forward, Bio-Rad and Ciphergen have agreed to continue to identify SELDI users who may provide additional biomarker discoveries for Ciphergen’s diagnostics pipeline. In addition, Ciphergen has the opportunity to identify additional markers discovered on other platforms that complement its existing product pipeline.

Ciphergen has entered into collaboration, research, and material transfer agreements with more than 16 companies and academic institutions to support its large-scale clinical studies, including ongoing studies as well as studies Ciphergen plans to conduct in the future. Some of Ciphergen’s major collaborations in the areas of cancer and women’s health are described in greater detail here.

The Johns Hopkins University School of Medicine:  Led by Dr. Daniel Chan, Director of the clinical laboratories, this collaboration focuses on oncology (in particular, breast, prostate, and ovarian cancer). Under our collaboration agreement with Johns Hopkins, we provide research funding, ProteinChip ® Systems and ProteinChip Arrays. Johns Hopkins provides laboratory space and equipment, clinical samples and scientists to perform the research. Johns Hopkins has granted us an option to take a royalty-bearing, exclusive, worldwide license to commercialize any inventions resulting from the research. Our royalty obligations include minimum annual royalties, as well as running royalties on sales of products and services. The Collaboration Agreement with John

Hopkins was effective through September 30, 2006, and on December 21, 2006 we extended the term of this agreement through December 31, 2009.

The University of Texas M. D. Anderson Cancer Center:  Led by Dr. Robert C. Bast, Jr., who discovered the tumor marker for CA125, this collaboration focuses on ovarian cancer. CA125 found in women is most often associated with cancers of the reproductive tract including the uterus, fallopian tubes and ovaries. Under our Research and License Agreement with M. D. Anderson, we provide research funding, ProteinChip Arrays and other consumables. M. D. Anderson provides clinical samples for research purposes. Both we and M. D. Anderson perform designated portions of the research. M. D. Anderson has granted us an option to negotiate and acquire a royalty-bearing, exclusive, worldwide license to commercialize any inventions resulting from the research. We are currently in the process of negotiating license terms with M. D. Anderson with respect to certain patents covering biomarkers discovered under the collaboration.

Stanford University:  Led by Dr. John Cooke, this collaboration is directed at discovery, validation, and characterization of novel biomarkers related to cardiovascular diseases, most notably peripheral arterial disease, or PAD. Both we and Stanford perform designated portions of the research

University College London:  Led by Professor Ian Jacobs, this collaboration provides us with access to the largest ovarian cancer screening trial in the world (UKCTOCS). This collaboration is aimed at ovarian and breast cancer. Pursuant to our collaborative research agreement with UCL, we provide research funding, ProteinChip Arrays and associated consumables, bioinformatics, software and data analysis and other research support. UCL provides clinical samples. Both parties perform designated portions of the research. UCL has granted us an option to acquire a royalty-bearing, exclusive, worldwide license to commercialize inventions resulting from the research in the field of diagnostics and therapeutics for cancer.

The University of Texas Medical Branch:  Led by Dr. John Petersen, this collaboration is focused on the discovery and development of new products for personalized, or targeted medicine, particularly in the field of liver disease. Under our research and license agreement with UTMB, UTMB provides clinical samples for research purposes. Both we and UTMB perform designated portions of the research. UTMB has granted us an option to negotiate and acquire a royalty-bearing, exclusive, worldwide license to commercialize any inventions resulting from the research subject to the terms of a license agreement to be negotiated by the parties.

The Katholieke Universiteit Leuven, Belgium:  Led by Dr. Ignace Vergote, this collaboration is directed at discovery, validation, and characterization of novel biomarkers related to gynecological diseases. Under the terms of the research and license agreement, Ciphergen will have exclusive rights to license discoveries made during the course of this collaboration. Ciphergen will provide funding for sample collection from patients undergoing evaluation of a persistent mass and who will undergo surgical intervention. Each party will fund designated portions of the research.

The Ohio State University Research Foundation:  Led by Dr. Haifeng Wu, this collaboration is directed at discovery, validation, and characterization of novel biomarkers related to thrombotic thrombocytopenic purpura, or TTP, and production of associated technology. TTP is a blood disorder characterized by low platelets, low red blood cell count (caused by premature breakdown of the cells), abnormalities in kidney function, and nervous system abnormalities. It is usually caused by a decrease in the function of an enzyme called ADAMTS13. Under the terms of the research and collaboration agreement, Ciphergen will have exclusive rights to license discoveries made during the course of this collaboration. Ciphergen will fund a portion of the costs incurred by the University.

Ciphergen, together with its collaborators, is currently conducting large-scale protein biomarker studies in the following areas: hematology/oncology, cardiovascular disease and women’s health. Most of these studies involve the analysis of large numbers of samples from healthy and diseased individuals, or comparing patients with the disease of interest to those with related diseases for which clinical distinction is necessary. The goal of most of these studies is to identify sets of proteins that serve as biomarkers for a specific disease.

	2005 Estimated
	Treatment
	Decisions
Disease Field	in the United States	Specific Clinical Question	Product Stage

Ovarian cancer	5,000,000	• Screening and risk stratification of women with a suspicious pelvic mass	Final clinical evaluation(1)
	65,000	• Prediction of recurrence/response to chemotherapy	Initial clinical evaluation(2)
	10,000,000	• Surveillance of high-risk women	Initial discovery(3)
Breast cancer	54,000,000 (4)	• Triage to imaging modality	Initial clinical evaluation
	100,000	• Enhanced response to chemotherapy	Initial discovery
Prostate cancer	30,000,000 (5)	• Screening and detection in conjunction with PSA	Initial clinical evaluation evaluation
	230,000	• Risk of recurrence	Initial clinical evaluation
Peripheral arterial disease	>12,000,000	• Determination of risk of PAD	Final clinical evaluation
		• Distinguishing between PAD and CAD (coronary artery disease)	Initial discovery
Thrombotic thrombocytopenic Purpura	100,000	• Diagnosis	Assay development(6)
Assisted reproductive technology	90,000	• Prediction of likelihood of successful implantation	Initial clinical evaluation

(1)	“Final clinical evaluation” means that a specific marker set has undergone a multi-site evaluation and assay development, and is undergoing final clinical evaluation tests prior to product launch.

(2)	“Initial clinical evaluation” means that a specific marker set is being evaluated in independent sample sets, generally from multiple medical centers. In some instances, candidate markers have been discovered and are undergoing clinical evaluation experiments while additional markers are being sought to improve the clinical performance.

(3)	“Initial discovery” means that studies, generally retrospective case control, are being conducted to discover and identify biomarkers. These studies are usually relatively small (< 200) and examine samples from 1-2 medical centers, and a specific set of markers for commercialization has not yet been determined.

(4)	Number of women aged 40-70, according to US Census estimates.

(5)	Number of men aged 50-75, according to US Census estimates.

(6)	“Assay development” means the process of creating reproducible and quantitative assays, as well as ascertaining pre-analytical variables that affect reproducibility such that the test can be run in a clinical laboratory.

Further details regarding important developments in several of Ciphergen’s large-scale studies are set forth below.

Ovarian cancer.  Commonly known as the “silent killer,” ovarian cancer leads to approximately 15,000 deaths each year in the United States. Approximately 23,000 new cases are diagnosed each year, with the majority in patients with late stage disease, i.e., when the cancer has spread beyond the ovary. Unfortunately, the prognosis is poor in these patients, leading to the high mortality from this disease. While the diagnosis of ovarian cancer in its earliest stages has a profound positive impact on the likelihood of survival of the disease, another factor that predicts survival from ovarian cancer is the specialty training of the surgeon who operates on the patient with ovarian cancer, with patients being treated by the gynecologic oncologist having better outcomes than those treated by the general surgeon. Accordingly, an unmet clinical need is a diagnostic test that can provide adequate predictive value to stratify patients with a pelvic mass into high risk of invasive ovarian cancer versus those with a low risk. No blood test currently exists to address properly this clinical question, although CA125 is commonly used. CA125, which is cleared by the FDA only for monitoring for recurrence of ovarian cancer, is absent in up to 50% of early stage ovarian cancer cases, and can be elevated in diseases other than ovarian cancer, including benign ovarian tumors and endometriosis. These shortcomings limit CA125’s utility in distinguishing benign from malignant ovarian tumors or for use in detection of early stage ovarian cancer. Transvaginal ultrasound is another diagnostic modality used with patients with ovarian tumors. Attempts at defining specific morphological criteria that can aid in a benign versus malignant diagnosis have led to the morphology index and the risk of malignancy index, with reports of 40-70% predictive value. However, ultrasound interpretation can be variable and dependent on the experience of the operator. In August 2004, Ciphergen along with collaborators at Johns Hopkins, University College London, and M. D. Anderson Cancer Center reported the discovery of three markers that, when combined, provided higher diagnostic accuracy for early stage ovarian cancer than other markers, for example, CA125. The three markers that Ciphergen reported in 2004 form the basis of an expanded panel of biomarkers that together have been demonstrated to provide risk stratification information in a series of studies involving over 2,500 clinical samples from 5 sites. The most recent data, presented at the annual meeting of the American Society of Clinical Oncology in June 2006, demonstrate the portability of this marker panel among different clinical groups, indicating its potential validity across various testing populations. Ciphergen and collaborators at Rigshospitalet (Copenhagen) also reported the results of a prospective clinical trial involving over 200 consecutive women specifically to test the performance of this marker panel in a realistic patient population. In a cohort study we were able to show, in 525 consecutively sampled women, a significant increase in the positive predictive value using our marker panel over the baseline level. Ciphergen is continuing to investigate the role of these markers, as well as discovering additional biomarkers, that may be used to identify early stage ovarian cancer. Ciphergen is undertaking a prospective clinical trial to support submission to the FDA for approval as an in vitro diagnostic test.

Peripheral arterial disease.  This disease affects 12 million Americans and is under diagnosed and under treated. With the rising incidence of diabetes, the incidence of peripheral arterial disease, or PAD, is expected to increase concomitantly. The absence of a good blood test contributes to the under diagnosis of PAD. Ciphergen in collaboration with Stanford University has performed both an initial discovery study and a first validation study that has resulted in the identification of a novel biomarker for PAD. Ongoing efforts are aimed at further validating this marker in combination with additional cardiovascular biomarkers.

Thrombotic thrombocytopenic purpura.  This disease affects approximately 1,000 Americans annually and is life threatening in the absence of appropriate treatment, which is usually plasmaphoresis. Under treatment can lead to increased mortality from the disease while over treatment wastes precious resources. In addition, patients with TTP need to be monitored for clinical response to therapy. TTP is a result of absent or reduced levels, also known as a defect in the activity, of the enzyme ADAMTS13, Mass spectrometry was used as a logical approach to develop an accurate and quantitative assay to measure this enzymatic activity. Final assay development is under way.

Prostate cancer.  Approximately 250,000 men are expected to be diagnosed with prostate cancer in the United States each year, approximately 195,000 of whom will need to make critical decisions on whether or not to undergo local therapy, such as surgery or radiation, and on whether or not to have additional treatment after local therapy. There is also a need for a reliable test to determine the likelihood of progression and the likelihood of recurrence after local treatment. In May 2006, Ciphergen and Johns Hopkins reported the discovery of two biomarkers that, when combined with PSA, were highly predictive of likelihood of recurrence of prostate cancer. Two studies, one examining over 400 men with prostate cancer, and the other examining 50 pairs of men followed for 5 years with prostate cancer matched for age, cancer stage, and other clinical parameters. These results suggest the potential of a test to aid in the stratification of risk of highly aggressive prostate cancer, independent of other clinical variables, reduce over treatment of prostate cancer cases not likely to be lethal, and shift treatment to those cases that are particularly likely to be lethal.

Breast cancer.  Detection of early stage breast cancer holds the potential to improve outcomes for women with this disease. No blood markers currently exist that can accurately detect ductal carcinoma in situ, or DCIS, which is one of the earliest stages of breast cancer, and it is likely that imaging modalities such as mammography, ultrasound, and magnetic resonance imaging will improve detection accuracy when combined with blood markers or molecular imaging targets. Ciphergen in collaboration with Johns Hopkins has performed two independent studies to identify blood markers for DCIS and stage I breast cancer. The first study examined 169 women with varying stages of breast cancer, benign disease, and healthy women, and the second study examined 176 women from a different medical center as independent validation. Ciphergen is currently performing a 350 woman multi-center validation study to confirm the two markers identified in the previous studies.

Assisted reproductive technology.  There has been increased use of assisted reproductive technology, or ART, to facilitate pregnancies, either in women who are infertile or who have waited to have babies. Currently, it is difficult to predict which embryos will lead to viable fetuses and successful live births. Therefore, women may go through multiple cycles of induction and implantation and/or may have multiple embryos implanted. Implantation cycles are expensive, and multiple implantations often result in multiple gestations. Therefore a test that can improve the probability that an implanted embryo will result in a live birth will reduce overall costs associated with ART and may reduce the number of multiple gestations. SELDI-TOF-MS profiling of conditioned media derived from cultured embryos has revealed a series of proteins that may improve in discriminating between embryos that are more likely to successfully implant versus those that are not. These results are currently undergoing validation.

Commercialization

If we are successful at discovering biomarkers and panels of biomarkers that have diagnostic utility, our commercialization strategy includes partnering with other parties to assist in the development and commercialization of our initial tests. In July, 2005, we entered into a strategic alliance agreement with Quest Diagnostics covering a three year period during which the parties have agreed to develop and commercialize up to three diagnostic tests based on SELDI technology. In connection with this strategic alliance in exchange for common stock and warrants to purchase additional common stock, Quest Diagnostics invested $15 million in Ciphergen and received a warrant to invest an additional $7.7 million. In addition, Quest Diagnostics agreed to loan Ciphergen up to $10 million to pay certain costs and expenses related to the strategic alliance. This loan is forgivable based upon the achievement of certain milestones related to the development of diagnostic tests. If the Company fails to achieve these milestones, the outstanding loans will become due and payable in July 2010.

We expect to commercialize and sell diagnostic tests in one or both of two phases. The first phase, referred to as the ASR phase, will involve the sale of analyte specific reagents, or ASR, to certain customers coupled with the grant to such customer of a sublicense to perform the laboratory test using the methodology covered by the relevant license obtained from our collaborator(s), e.g., a test for ovarian cancer covered by licenses from Johns Hopkins and the M. D. Anderson Cancer Center. ASRs are the raw materials which we will resell or make ourselves and which are utilized by clinical laboratories to develop and perform “home brew” laboratory tests in CLIA-regulated laboratories (i.e., laboratories regulated under the federal Clinical Laboratory Improvement Amendments of 1988, or CLIA). During the second phase, or IVD phase, we plan to assemble and sell in vitro diagnostic, or IVD, test kits, which have been cleared by the FDA, to customers together with SELDI instruments which we expect to purchase from Bio-Rad.

Under our strategic alliance agreement, Quest Diagnostics has the exclusive right to perform up to three ASR laboratory tests. Once we begin manufacturing a test kit for each of such tests, we expect that Quest Diagnostics will purchase FDA-cleared IVD test kits from Ciphergen. Quest Diagnostics will have the exclusive right to perform such tests and market test kits purchased from Ciphergen in the United States, Mexico, the United Kingdom and other countries, such as Brazil, where Quest Diagnostics operates a clinical laboratory, for up to five years following commercialization of each respective test, referred to as the exclusive period, with non-exclusive rights to commercialize these tests in the rest of the world, subject to a royalty payable to Ciphergen. Upon expiration of the exclusive period, Quest Diagnostics’ exclusive rights will become non-exclusive.

During the ASR phase for a given test, and as long as the exclusive period continues, we will sell ASRs and grant rights to perform such tests to Quest Diagnostics and to other reference laboratories, hospitals and medical clinics in countries where Quest diagnostics does not operate a clinical laboratory. Once the IVD phase begins for a given test, and as long as the exclusive period continues for that particular test, we will sell test kits and instruments to Quest Diagnostics. At the end of the exclusive period with respect to any test kit, Quest Diagnostics’ exclusive right to perform tests using such test kit will become non-exclusive. In addition to continuing to sell test kits to Quest Diagnostics, we will then also sell test kits to commercial clinical laboratories in the United States, Mexico, the United Kingdom and other countries which were exclusive to Quest Diagnostics during the exclusive period. In addition to working through Quest Diagnostics, Ciphergen intends to seek partnerships for commercialization purposes with traditional in vitro diagnostic companies and/or with clinical reference labs in territories where Quest Diagnostics does not have exclusive rights.

Customers

Ciphergen expects that Quest Diagnostics and future commercialization partners, reference laboratories, hospitals and medical clinics that perform diagnostic testing will be the primary users of future diagnostic products which we may develop. Pursuant to the manufacture and supply agreement with Bio-Rad, Bio-Rad has agreed to supply Ciphergen with SELDI instruments and ProteinChip arrays previously manufactured by us. If Bio-Rad develops new products using SELDI technology, Bio-Rad has agreed to supply those products to Ciphergen to sell to its customers. Ciphergen can also request that Bio-Rad develop and manufacture new products to written specifications and the parties will negotiate in good faith the terms of purchasing such products.

Competition

The diagnostics industry in which Ciphergen operates is competitive and evolving. There is intense competition among healthcare, biotechnology, and diagnostic companies attempting to discover candidates for potential new diagnostic products. These companies may:

•	develop new diagnostic products in advance of Ciphergen or its collaborators;

•	develop diagnostic products which are more effective or more cost-effective than those developed by Ciphergen or its collaborators;

•	obtain regulatory clearance or approval of their diagnostic products more rapidly than Ciphergen or its collaborators; or

•	obtain patent protection or other intellectual property rights that would limit Ciphergen’s or its collaborators’ ability to develop and commercialize, or their customers ability to use, Ciphergen’s, or its collaborators’, diagnostic products.

Ciphergen competes with companies in the U.S. and abroad that are engaged in the development and commercialization of novel biomarkers that may form the basis of novel diagnostic tests. These companies may develop products that are competitive with the products offered by Ciphergen or its collaborators, such as analyte specific reagents or diagnostic test kits, that perform the same or similar purposes as Ciphergen’s or its collaborators’ products. Also, clinical laboratories may offer testing services that are competitive with the products sold by Ciphergen or its collaborators. For example, a clinical laboratory can use either reagents purchased from manufacturers other than Ciphergen, or use its own internally developed reagents, to make diagnostic tests. If clinical laboratories make tests in this manner for a particular disease, they could offer testing services for that disease as an alternative to products sold by Ciphergen used to test for the same disease. The testing services offered by clinical laboratories may be easier to develop and market than test kits developed by Ciphergen or its collaborators because the testing services are not subject to the same clinical validation requirements that are applicable to FDA-cleared or approved diagnostic test kits. The diagnostic testing services market is estimated to be approximately $40 billion. A substantial portion of all sales of diagnostic products are made to a small number of clinical reference laboratories such as Quest Diagnostics and Laboratory Corporation of America, which together account for close to 20% of the testing services market. Therefore, Ciphergen expects to rely on clinical reference laboratories for a substantial portion of its sales. Ciphergen’s inability to establish or maintain one or more of these laboratories as a customer could adversely affect its business, financial condition, and operating results.

Research and Development

Ciphergen’s research and development efforts towards developing novel high-value diagnostic tests focus on two synergistic activities. First, Ciphergen is dedicated to developing new approaches to investigate the human proteome. Second, Ciphergen utilizes these new technologies to discover biomarkers that can address unmet clinical needs. A major area of our research and development activities center around efforts to discover and validate biomarkers and patterns of biomarkers that can be developed into diagnostic assays. We do this both through in-house programs and through collaborations we have established with The Johns Hopkins School of Medicine, The University of Texas M. D. Anderson Cancer Center and University College London, among others.

In applied research, we are developing new applications and reagents for quantitative differential protein expression analysis, protein interaction assays and protein characterization. Our efforts are particularly focused on discovery and quantitative analysis of low-abundance proteins present in complex samples such as plasma, serum and urine. We have demonstrated that the surface chemistries immobilized on ProteinChip Arrays have similar protein selectivity to those chemistries immobilized on higher capacity bead formats, facilitating the transition from discovery on arrays to small scale purification on beads as well as orthogonal purification. Using these approaches, we seek to improve the speed and efficiency of designing protein separation strategies at any scale based on the predictive information obtained using ProteinChip Systems. We believe these methods will accelerate the identification of discovered biomarkers.

Ciphergen’s activities in research and development will maintain a strong focus in protein separation technologies, but will be intently focused on development (i.e., taking research tools and developing them into practical, usable tools for biomarker discovery and assay). Research will initially focus on three major tasks:

•	Provide methodologies for making bead technologies based on combinatorial ligand libraries for low-abundance protein enrichment practical for biomarker discovery

•	Provide methodologies for making othorgonal chromatographic separation of proteomes in a simplified serial workflow practical for biomarker discovery

•	Clinical assay development using novel proteomics technologies

These objectives will maintain Ciphergen’s competitive edge in biomarker discovery abilities, and will be critical in our ability to improve on our current diagnostic tests under development as well as to develop and foster a pipeline of diagnostic tests. The new proteomic analysis tools that Ciphergen has developed are intended to provide Ciphergen an important advantage in the race to discover novel biomarkers. The complexity of the human proteome has hindered efforts to develop a comprehensive database of expressed proteins and their post-translational modifications. Consequently, entities that are able to leverage novel protein separation tools will have an advantage in analyzing clinical samples to identify biomarkers for disease. Ciphergen has focused on developing solutions to the problem of separating proteins to increase the number of proteins that can be detected and characterized while maintaining a level of throughput that permits running enough numbers of clinical samples to achieve statistical significance. These novel solutions are embodied in tools such as Equalizer Beads and multi-select and mini-select technologies. These tools have been applied to clinical samples that may be used to address diagnostic questions in hematology/oncology, women’s health, and cardiovascular disease, as described above.

Intellectual Property

Our intellectual property includes a portfolio of owned, co-owned or licensed patents and patent applications. As of December 31, 2006, our patent portfolio included 9 issued U.S. patents, 54 pending U.S. patent applications and numerous pending patent applications and issued patents outside the U.S. These patents and patent applications are directed to several areas of technology important to our business, including the core SELDI technology, diagnostic applications, protein biochips, instrumentation, software and biomarkers. The issued patents covering the SELDI and mass spectrometry technologies expire at various times from 2013 to 2019. Pursuant to the Asset Purchase Agreement, Bio-Rad acquired certain proprietary rights used in the instrument business. At the close of the asset sale to Bio-Rad, we entered into a cross license agreement with Bio-Rad pursuant to which we retained the right to commercially exploit those proprietary rights, including SELDI technology, in the clinical diagnostics market. The clinical diagnostics market includes laboratories engaged in the research and development and/or manufacture of diagnostic tests using biomarkers, commercial clinical laboratories, hospitals and medical clinics that perform diagnostic tests. Ciphergen has been granted exclusive rights to commercialize the proprietary rights in the clinical diagnostics market during a five-year exclusivity period. After the end of the five-year period, we and Bio-Rad will share exclusive rights. Ciphergen and Bio-Rad each have the right to engage in negotiations with the other party for a license to any improvements in the proprietary rights created by the other party.

The rights to the core SELDI technology are derived through royalty-bearing sublicenses from Molecular Analytical Systems, Inc., or MAS. MAS holds an exclusive license to patents directed to the SELDI technology from the owner, Baylor College of Medicine. MAS granted certain rights under these patents to our wholly owned subsidiaries, IllumeSys Pacific, Inc. and Ciphergen Technologies, Inc. in 1997. We obtained further rights under the patents in 2003 through sublicenses and assignments executed as part of the settlement of a lawsuit between Ciphergen, MAS, LumiCyte and T. William Hutchens. Together, the sublicenses and assignments provide all rights to develop, make and have made, use, sell, import, market and otherwise exploit products and services covered by the patents throughout the world in all fields and applications, both commercial and non-commercial. The sub licenses carry the obligation to pay MAS a royalty equal to 2% of SELDI-related revenues recognized between February 21, 2003 and the earlier of (i) May 28, 2014, or (ii) the date on which the cumulative payments to MAS have reached $10,000,000. Through December 31, 2006, we had paid or accrued a total of approximately $2.6 million in such royalties. In connection with the asset sale of Ciphergen’s instrument business to Bio-Rad, Ciphergen sublicensed to Bio-Rad certain rights to the license rights for use outside of the clinical diagnostics field. Ciphergen retained exclusive rights to the license rights for use in the field of clinical diagnostics for a five year period, after which it will retain non-exclusive rights in that field. Bio-Rad agreed to pay the royalties due to MAS under the license rights, either directly to Ciphergen (to be paid to MAS) or directly to MAS, at its option.

We hold licenses or options to license biomarkers developed using SELDI technology, and related intellectual property. As of December 31, 2006, 46 of our patent applications are directed to biomarker inventions and 8 are dedicated to diagnostic applications. These include applications in the areas of cancer, cardiovascular disease, infectious disease, neurodegenerative disease and women’s health. We are currently negotiating an extension of the term of our collaboration agreement with The Johns Hopkins School of Medicine to patent applications directed to biomarkers for ovarian cancer that we intend to commercialize as an ovarian cancer diagnostic test. Other institutions and companies from which we hold options to license intellectual property related to biomarkers include University College London (England), The University of Texas M. D. Anderson Cancer Center, University of Kentucky, Ohio State University Research Foundation, McGill University (Canada), Eastern Virginia Medical School, Aaron Diamond AIDS Research Center, The University of Texas Medical Branch, Göteborg University (Sweden), University of Kuopio (Finland) and the Netherlands Cancer Institute (Netherlands), and Katholieke Universiteit Leuven (Belgium).

Manufacturing

Since the completion of the asset sale to Bio-Rad, Bio-Rad has taken over Ciphergen’s manufacturing operations and pursuant to the manufacture and supply agreement with Bio-Rad, Bio-Rad has agreed to manufacture and Ciphergen has agreed to purchase from Bio-Rad the ProteinChip Systems and ProteinChip Arrays (collectively referred to as the research tools products) required to support its diagnostics efforts. Ciphergen has an annual obligation to purchase approximately $1,230,000 per year of these research tools products under its manufacturing and supply agreement with Bio-Rad for three years. If Bio-Rad fails to supply any research tools products to Ciphergen, including any new research tools products developed by Bio-Rad for sale to its customers or any new research tools products Ciphergen has requested Bio-Rad to make and sell to Ciphergen, under certain conditions Ciphergen has the right to manufacture or have such research tools products manufactured by a third party for Ciphergen’s own use and sale to its customers and collaborators in the clinical diagnostics market, subject to payment of a reasonable royalty to Bio-Rad on sales of such research tools products. In the event that Bio-Rad is unable to provide the ProteinChip instruments, arrays and supplies as required, there is no guarantee that we will be able to find such a third party supplier, or that the cost of purchasing these items will be commercially reasonable. If we are not able to obtain the necessary ProteinChip instruments, arrays, and supplies, our ability to develop diagnostic products will be adversely affected.

Ciphergen will be responsible for assuring through its incoming quality control process that the research tools products it purchases from Bio-Rad will comply with applicable government regulations. During 2005, Ciphergen enhanced its quality control systems in order to comply with FDA regulations; that compliance has been reviewed through an independent audit. Ciphergen believes it is prepared to fulfill its obligation to assure that such research tools products are in compliance with the FDA’s Quality System Regulations, or QSRs, in 2007.

Environmental Matters

Medical Waste

We are subject to licensing and regulation under federal, state and local laws relating to the handling and disposal of medical specimens and hazardous waste as well as to the safety and health of laboratory employees. Our laboratory facility in Fremont, California is operated in material compliance with applicable federal and state laws and regulations relating to disposal of all laboratory specimens. We utilize outside vendors for disposal of specimens. We cannot eliminate the risk of accidental contamination or discharge and any resultant injury from these materials. Federal, state and local laws and regulations govern the use, manufacture, storage, handling and disposal of these materials. We could be subject to damages in the event of an improper or unauthorized release of, or exposure of individuals to, hazardous materials. In addition, claimants may sue us for injury or contamination that results from our use, or the use by third parties, of these materials, and our liability may exceed our total assets. Compliance with environmental laws and regulations is expensive, and current or future environmental regulations may impair our research, development or production efforts.

Occupational Safety

In addition to its comprehensive regulation of safety in the workplace, the Federal Occupational Safety and Health Administration has established extensive requirements relating to workplace safety for healthcare employers, including clinical laboratories, whose workers may be exposed to blood-borne pathogens such as HIV and the hepatitis virus. These regulations, among other things, require work practice controls, protective clothing and equipment, training, medical follow-up, vaccinations and other measures designed to minimize exposure to chemicals and transmission of the blood-borne and airborne pathogens. Although we believe that we are currently in compliance in all material respects with such federal, state and local laws, failure to comply could subject us to denial of the right to conduct business, fines, criminal penalties and other enforcement actions.

Specimen Transportation

Regulations of the Department of Transportation, the International Air Transportation Agency, the Public Health Service and the Postal Service apply to the surface and air transportation of clinical laboratory specimens.

Government Regulation

General

Our activities related to diagnostics products are, or have the potential to be, subject to regulatory oversight by the FDA under provisions of the Federal Food, Drug and Cosmetic Act and regulations there under, including regulations governing the development, marketing, labeling, promotion, manufacturing and export of our products. Failure to comply with applicable requirements can lead to sanctions, including withdrawal of products from the market, recalls, refusal to authorize government contracts, product seizures, civil money penalties, injunctions and criminal prosecution.

Generally, certain categories of medical devices, a category that may be deemed to include potential future products based upon the ProteinChip® platform, may require FDA 510(k), or 510(k) de novo clearance or pre-market approval. Although the FDA believes it has jurisdiction to regulate in-house laboratory tests, or “home brews,” that have been developed and validated by the laboratory providing the tests, the FDA has not, to date, actively regulated those tests. “Active ingredients” (known as “analyte specific reagents” or “ASRs”) that are sold to laboratories for use in tests developed in house by clinical laboratories generally do not require FDA approval or clearance. ASRs generally do not require FDA clearance or pre-market approval if they are (1) sold to clinical laboratories certified by the government to perform high complexity testing, (2) manufactured in compliance with the FDA’s QSRs, and (3) labeled in accordance with FDA requirements, including a statement that their analytical and performance characteristics have not been established. A similar statement would also be required on all advertising and promotional materials relating to ASRs, such as those used in certain of our proposed future tests. However, the regulatory environment surrounding in vitro diagnostic multivariate index assays, or IVDMIAs, is changing. IVDMIA devices, such as our ovarian cancer test, employ not only the data generated by ordinary ASRs but also an algorithm used to generate a result that is used in the prevention or treatment of disease. The FDA issued draft guidance in September 2006 which states that it will regulate IVDMIAs as class II or III devices, depending on the risk they present. Class II devices are subject to 510(k) notification and class III devices require clinical testing and a PMA. However, FDA draft guidance is not the law and does not operate to bind either the FDA or the public. Guidances reflect the FDA’s current thinking about a subject and the position it will take when dealing with that subject. Accordingly, the current state of the law with regard to regulation of ASRs, and IVDMIAs in particular, is very unclear. It is possible that the FDA’s current policy or future revisions to FDA policies may have the effect of increasing the regulatory burden on manufacturers of these devices. The commercialization of our products and services could be impacted by being delayed, halted or prevented. We cannot be sure that tests based upon the ProteinChip platform, or a combination of reagents, will not require FDA 510(k), 510(k) de novo clearance or pre-market approval.

Regardless of whether a medical device requires FDA approval or clearance, a number of other FDA requirements apply to the manufacturer of such a device and to those who distribute it. Device manufacturers must be registered and their products listed with the FDA, and certain adverse events, corrections and removals must be reported to the FDA. The FDA also regulates the product labeling, promotion and, in some cases, advertising of medical devices. Manufacturers must comply with the FDA’s QSRs, which establish extensive requirements for design, quality control, validation and manufacturing. Thus, manufacturers and distributors must continue to spend time, money and effort to maintain compliance, and failure to comply can lead to enforcement action. The FDA periodically inspects facilities to ascertain compliance with these and other requirements.

Diagnostic Kits

The Food, Drug and Cosmetic Act requires that medical devices introduced to the U.S. market, unless exempted by regulation, be the subject of either a premarket notification clearance, known as a 510(k) or 510(k) de novo, or a premarket approval, known as a PMA. Some of our potential future clinical products may require a 510(k) or 510(k) de novo, others may require a PMA.

With respect to devices reviewed through the 510(k) process, we may not market a device until an order is issued by the FDA finding our product to be substantially equivalent to a legally marketed device known as a predicate device. A 510(k) submission may involve the presentation of a substantial volume of data, including clinical data. The FDA may agree that the product is substantially equivalent to a predicate device and allow the product to be marketed in the U.S. On the other hand, the FDA may determine that the device is not substantially equivalent and require a PMA, or require further information, such as additional test data, including data from clinical studies, before it is able to make a determination regarding substantial equivalence. By requesting additional information, the FDA can further delay market introduction of our products.

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

Once granted, a 510(k) clearance or PMA approval may place substantial restrictions on how our device is marketed or to whom it may be sold. Even in the case of devices like ASRs, which may be exempt from 510(k) clearance or PMA approval requirements, the FDA may impose restrictions on marketing. Our potential future ASR products may be sold only to clinical laboratories certified under CLIA to perform high complexity testing. In addition to requiring approval or clearance for new products, the FDA may require approval or clearance prior to marketing products that are modifications of existing products or the intended uses of these products. We cannot assure that any necessary 510(k) clearance or PMA approval will be granted on a timely basis, or at all. Delays in receipt of or failure to receive any necessary 510(k) clearance or PMA approval, or the imposition of stringent restrictions on the labeling and sales of our products, could have a material adverse effect on us.

As a medical device manufacturer, we are also required to register and list our products with the FDA. In addition, we are required to comply with the FDA’s QSRs, which require that our devices be manufactured and records be maintained in a prescribed manner with respect to manufacturing, testing and control activities. Further, we are required to comply with FDA requirements for labeling and promotion. For example, the FDA prohibits cleared or approved devices from being promoted for uncleared or unapproved uses. In addition, the medical device reporting regulation requires that we provide information to the FDA whenever there is evidence reasonably to suggest that one of our devices may have caused or contributed to a death or serious injury, or where a malfunction has occurred that would be likely to cause or contribute to a death or serious injury if the malfunction were to recur.

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

Any customers using our products for clinical use in the U.S. may be regulated under CLIA. CLIA is intended to ensure the quality and reliability of clinical laboratories in the U.S. by mandating specific standards in the areas of personnel qualifications, administration, participation in proficiency testing, patient test management, quality control, quality assurance and inspections. The regulations promulgated under CLIA establish three levels of diagnostic tests — namely, waived, moderately complex and highly complex — and the standards applicable to a clinical laboratory depend on the level of the tests it performs. We cannot assure you that the CLIA regulations and future administrative interpretations of CLIA will not have a material adverse impact on us by limiting the potential market for our potential future products.

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

Employees

As of December 31, 2006, we had 36 full-time employees worldwide, including 6 in sales and marketing, 14 in research and development, 3 in manufacturing and 13 in administration. We also had an additional 15 individuals engaged as independent contractors. None of our employees are covered by a collective bargaining agreement. We believe that our relations with our employees are good. Ciphergen’s success will depend in large part on our ability to attract and retain skilled and experienced employees.

Available Information

We routinely file reports and other information with the Securities and Exchange Commission (“SEC”), including Forms 8-K, 10-K and 10-Q. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-202-551-8090. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov .

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

The transfer agent for our common stock is:

Wells Fargo Shareowner Services
161 N. Concord Exchange
South St. Paul, MN 55075
Tel: 800-468-9716
www.wellsfargo.com/com/shareowner — services

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

We expect to continue to incur net losses in 2007 and 2008. If we are unable to significantly increase our revenues, we may never achieve profitability.

From our inception in December 1993 through December 31, 2006, we have generated cumulative revenue from continuing operations of approximately $193.3 million and have incurred net losses of approximately $217.9 million. We have experienced significant operating losses each year since our inception and expect these losses to continue for at least the next several quarters. For example, we experienced net losses of approximately $29.1 million in 2002, $36.7 million in 2003, $19.8 million in 2004, $35.4 million in 2005 and $22.1 million in 2006. Our losses have resulted principally from costs incurred in research and development, sales and marketing, litigation, and general and administrative costs associated with our operations. These costs have exceeded our gross profit which, to date, has been generated principally from product sales derived from a business that we have now sold. We expect to incur additional operating losses and these losses may be substantial. We may never achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

We will need to raise additional capital in the future, and if we are unable to secure adequate funds on terms acceptable to us, we may be unable to execute our business plan.

We believe that our current cash balances may not be sufficient to fund planned expenditures. This raises substantial doubt about our ability to continue as a going concern. During 2007, we may have to raise additional funds through the issuance of equity or debt securities, or a combination thereof, in the public or private markets in order to continue operations. Additional financing opportunities may not be available, or if available, may not be on favorable terms. The availability of financing opportunities will depend, in part, on market conditions, and the outlook for our company. Any future equity financing would result in substantial dilution to our stockholders. If we raise additional funds by issuing debt, we may be subject to limitations on our operations, through debt covenants or other restrictions. If adequate and acceptable financing is not available, we may have to delay development or commercialization of certain of our products or license to third parties the rights to commercialize certain of our products or technologies that we would otherwise seek to commercialize. We may also reduce our marketing, customer support or other resources devoted to our products. Any of these options could reduce our ability to successfully execute our business plan.

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

On July 22, 2005, Ciphergen and Quest Diagnostics entered into a strategic alliance which will focus on commercializing up to three assays chosen from Ciphergen’s pipeline over the next three years. If this strategic alliance does not continue for its full term or if Quest Diagnostics fails to proceed to diligently perform its obligations as a part of the strategic alliance, such as independently developing, validating, and commercializing potential diagnostics tests, our ability to commercialize our potential diagnostic tests would be seriously harmed. Due to the current uncertainty with regard to FDA regulation of ASRs or for other reasons, Quest may elect to forgo development of ASR “home brew” laboratory tests and instead elect to wait for the development of IVD test kits, which would adversely affect our revenues. If we elect to increase our expenditures to fund diagnostic development programs or research programs on our own, we will need to obtain additional capital, which may not be available on acceptable terms, or at all. If we fail to develop diagnostic tests, our ability to expand our business would be seriously harmed.

The commercialization of our diagnostic tests may be adversely impacted by changing FDA regulations.

The current regulatory environment with regard to ASRs and IVDMIAs, such as our potential ovarian cancer diagnostic test, is unclear. To the extent the FDA requires that our potential diagnostic tests receive FDA 510(k) clearance or pre-market approval, our ability to develop and commercialize our potential diagnostic tests may be prevented or significantly delayed, which would adversely affect our revenues.

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

If the United States Patent and Trademark Office significantly narrows or cancels the claims of United States Patent 6,734,022, which is presently under re-examination, we will not receive a $2,000,000 potential payment and may lose market exclusivity for certain of our potential products.

Our United States Patent 6,734,022 (the ‘022 patent) is currently under re-examination in the United States Patent and Trademark Office. The ‘022 patent is directed to a fundamental process of SELDI that involves capturing an analyte from a sample on the surface of a mass spectrometry probe derivatized with an affinity reagent, applying matrix and detecting the captured analyte by laser desorption mass spectrometry. In March 2007, the USPTO issued a final office action in the re-examination, rejecting all of the claims of the ‘022 patent. We believe that the claims of the ‘022 patent are valid. While the office action is designated “final” we have, under the USPTO rules, as much as 6 months to advocate for the patentability of the claimed invention with the patent examiners, after which we have recourse to appeal. We plan to respond to the final office action and if necessary to appeal the decision. If the USPTO does not issue a re-examination certificate confirming the patentability of all of the claims as originally issued in the ‘022 patent, or claims of equivalent scope, we will not be entitled to receive the $2,000,000 holdback amount from Bio-Rad pursuant to the Asset Purchase Agreement between Ciphergen and Bio-Rad. Furthermore, if these claims are canceled or significantly narrowed in scope, we may be unable to block competitors from utilizing SELDI to develop diagnostic tests that involve detecting a single diagnostic biomarker, and our revenues may therefore be adversely affected.

We have drawn funds from the $10 million secured line of credit provided by Quest Diagnostics. If we fail to achieve the loan forgiveness milestones set forth therein, we will be responsible for full repayment of the loan.

In connection with the strategic alliance with Quest Diagnostics, Quest Diagnostics agreed to provide us with a $10 million secured line of credit, from which we had drawn a total of approximately $7.1 million as of December 31, 2006. Borrowings may be made in monthly increments of up to approximately $417,000 over a two year period, with accrued interest to be paid monthly. Funds from this collateralized line of credit may only be used to pay certain costs and expenses directly related to the strategic alliance, with forgiveness of the repayment obligations based upon our achievement of milestones related to the development, regulatory approval and commercialization of laboratory tests. Should we fail to achieve these milestones, we would be responsible for the repayment of the outstanding principal amount of any such loans on or before July 22, 2010.

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

The commercialization of our products could be impacted by being delayed, halted or prevented by applicable FDA regulations. If the FDA were to view any of our actions as non-compliant, it could initiate enforcement action such as a warning letter and possible imposition of penalties. Finally, ASRs that we may provide will be subject to a number of FDA requirements, including compliance with the FDA’s QSRs, which establish extensive regulations for quality assurance and control as well as manufacturing procedures. Failure to comply with these regulations could result in enforcement action for us or our potential partners. Adverse FDA action in any of these areas could significantly increase our expenses and limit our revenue and profitability. Although we are ISO 9001:2000 certified with respect to our manufacturing processes used for our previous ProteinChip products, we will need to undertake additional steps to maintain our operations in line with FDA QSR requirements. Our manufacturing facilities will be subject to periodic regulatory inspections by the FDA and other federal and state regulatory agencies. We have not yet been subject to an FDA inspection. We may not satisfy such regulatory requirements, and any such failure to do so would have an adverse effect on our diagnostics efforts.

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

Our operations as well as those of the collaborators on which we depend are vulnerable to damage or interruption from fire, natural disasters, computer viruses, human error, power shortages, telecommunication failures, international acts of terror and similar events. Our primary facility is located in Fremont, California, where we also have laboratories. Although we have certain business continuity plans in place, we have not established a formal comprehensive disaster recovery plan, and our back-up operations and our business interruption insurance may not be adequate to compensate us for losses we may suffer. A significant business interruption could result in losses or damages incurred by us and require us to cease or curtail our operations.

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

As of December 31, 2006 we had $19 million of convertible senior notes outstanding. As a result of this indebtedness, we have high principal and interest payment obligations. The degree to which we are leveraged could, among other things:

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

The trading price of our common stock has been highly volatile and could continue to be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:

•	failure to commercialize diagnostic tests and significantly increase revenue;

•	actual or anticipated period-to-period fluctuations in financial results;

•	failure to achieve, or changes in, financial estimates by securities analysts;

•	announcements of new products or services or technological innovations by us or our competitors;

•	publicity regarding actual or potential discoveries of biomarkers by others;

•	comments or opinions by securities analysts or major stockholders;

•	conditions or trends in the pharmaceutical, biotechnology and life science industries;

•	announcements by us of significant acquisitions and divestitures, strategic partnerships, joint ventures or capital commitments;

•	developments regarding our patents or other intellectual property or that of our competitors;

•	litigation or threat of litigation;

•	additions or departures of key personnel;

•	sales of our common stock;

•	limited daily trading volume; and

•	economic and other external factors or disasters or crises.

In addition, the stock market in general, and the Nasdaq Capital Market and the market for technology companies in particular, have experienced significant price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Further, there has been significant volatility in the market prices of securities of life science companies. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted. A securities class action suit against us could result in substantial costs, potential liabilities and the diversion of management’s attention and resources.

Future sales of our common stock in the public market could adversely affect the trading price of our common stock, the value of the notes and our ability to raise funds in new stock offerings.

Future sales of substantial amounts of our common stock in the public market, or the perception that such sales are likely to occur, could affect prevailing trading prices of our common stock and the value of the notes. As of December 31, 2006, we had:

•	39,220,437 shares of common stock outstanding;

•	4,765,815 shares of common stock reserved for issuance upon exercise of options outstanding under our stock option plans with a weighted average exercise price of $3.61 per share

•	in addition to the shares reserved for issuance upon the exercise of options referred to in the preceding bullet point, 2,956,385 shares reserved for future issuance under our stock option and employee stock purchase plans; and

•	Warrants outstanding for 2,400,000 shares of common stock at a purchase price of $3.50 for 2,200,000 warrants and $1.26 for 200,000 warrants.

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

	Approximate		Lease
Location	Square Feet	Primary Functions	Expiration Date

Fremont, California	32,000 sq. ft.	Research and development laboratories, marketing, sales and administrative offices	2008
Galveston, Texas	500 sq. ft.	Diagnostic test development laboratory	2007
Berlin, Germany	600 sq. ft.	Sales demonstration laboratory, sales office	2010
Guildford, England	3,700 sq. ft.	Sales demonstration laboratory, sales office	2010

We are actively reviewing all of our space needs with a view to reducing our overall facilities expenses. Actions we may take include not renewing certain leases upon their expiration as well as seeking to sublease space to others.

ITEM 3.	LEGAL PROCEEDINGS

On June 26, 2006, Health Discovery Corporation filed a lawsuit against us in the U.S. District Court for the Eastern District of Texas (Marshall Division), claiming that software used in certain of Ciphergen’s ProteinChip® Systems infringes on three of its United States patents. Health Discovery Corporation is seeking injunctive relief as well as unspecified compensatory and enhanced damages, reasonable attorney’s fees, prejudgment interest and other costs. On August 1, 2006 Ciphergen filed an unopposed motion with the Court to extend the deadline for Ciphergen to answer or otherwise respond until September 2, 2006. Ciphergen filed its Answer and Counterclaim to the Complaint with the Court on September 1, 2006. On January 10, 2007, the court granted Ciphergen’s motion to transfer the case to the Northern District of California. The case is scheduled for a case management conference on April 27, 2007 in the Northern District of California. Given the early stage of this action, the Company cannot predict the ultimate outcome of this matter at this time.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A special meeting of stockholders of Ciphergen Biosystems, Inc., a Delaware corporation, was held on Thursday, October 26, 2006, at 2:00 p.m. to:

1. To consider and vote upon a proposal to approve the proposed sale of the assets used in our proteomics business, referred to as our instrument business, to Bio-Rad Laboratories, Inc. pursuant to the Asset Purchase Agreement attached as Annex A to the accompanying proxy statement.

2. To consider and vote upon a proposal to grant discretionary authority to adjourn or postpone the Ciphergen special meeting to another time or place for the purpose of soliciting additional proxies.

A majority of the stockholders voted to approve the sale of assets used in our instrument business.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has been quoted on the Nasdaq Capital Market under the symbols “CIPH” and “CIPHE” since the effective date of our initial public offering on September 28, 2000. Prior to that time, there was no public market for our stock. The closing price for our common stock on March 26, 2007 was $1.57 per share. The following table sets forth the high and low sales prices per share of our common stock as reported on the Nasdaq Capital Market for the periods indicated.

	Sale Price
	High	Low

Fiscal 2005:
First quarter	$4.34	$2.62
Second quarter	2.81	1.39
Third quarter	2.65	1.67
Fourth quarter	1.99	0.64
Fiscal 2006:
First quarter	2.25	1.00
Second quarter	1.86	1.00
Third quarter	1.55	0.85
Fourth quarter	1.39	0.82

We currently expect to retain future earnings, if any, for use in the operation and expansion of our business. We have not paid any cash dividends, nor do we anticipate paying any cash dividends in the foreseeable future. As of March 26, 2007, there were 39,240,749 shares of our common stock issued and outstanding and held by approximately 138 holders of record. There are approximately 3,730 beneficial owners of our common stock.

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

	Years Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands, except per share data)

Statement of Operations Data:
Revenue:
Products	$11,292	$18,350	$31,378	$35,872	23,572
Products revenue from related parties	—	—	—	—	827
Services	6,923	8,896	8,803	7,766	4,809

Total revenue	18,215	27,246	40,181	43,638	29,208

Cost of revenue:
Products	5,818	9,372	11,199	11,911	6,761
Products revenue from related parties	—	—	—	—	334
Services	3,520	4,321	3,876	3,426	2,277
Litigation settlement	—	—	—	7,257	—

Total cost of revenue	9,338	13,693	15,075	22,594	9,372

Gross profit	8,877	13,553	25,106	21,044	19,836

Operating expenses:
Research and development	11,474	13,196	19,268	23,628	19,593
Sales and marketing	12,568	18,009	26,019	21,255	17,960
General and administrative	10,661	14,404	14,136	14,815	14,422
Goodwill impairment	—	2,453	—	—	—

Total operating expenses	34,703	48,062	59,423	59,698	51,975

Gain on sale of instrument business	(6,929)	—	—	—	—
Loss from operations	(18,897)	(34,509)	(34,317)	(38,654)	(32,139)
Loss on extinguishment of debt	(1,481)	—	—	—	—
Interest and other expense, net	(1,536)	(1,871)	(2,145)	(211)	1,435

Loss from continuing operations before income taxes	(21,914)	(36,380)	(36,462)	(38,865)	(30,704)

Income tax provision (benefit) from continuing operations	152	7	109	(47)	(44)

Net loss from continuing operations	(22,066)	(36,387)	(36,571)	(38,818)	(30,660)
Discontinued operations:
Income (loss) from discontinued operations, net of tax	—	—	(1,797)	2,071	1,588
Gain from sale of discontinued operations, net of tax	—	954	18,527	—	—

Net income from discontinued operations	—	954	16,730	2,071	1,588

Net loss	$(22,066)	$(35,433)	$(19,841)	$(36,747)	$(29,072)

Basic and diluted net income (loss) per share
Net loss per share from continuing operations	$(0.61)	$(1.13)	$(1.25)	$(1.38)	$(1.14)
Net income per share from discontinued operations	—	0.03	0.57	0.07	0.06

Net loss per share	$(0.61)	$(1.10)	$(0.68)	$(1.31)	$(1.08)

Weighted average shares used in computing basic and diluted net loss per share	36,465	32,321	29,244	28,154	26,965

	As of December 31,
	2006	2005	2004	2003	2002
	(In thousands)

Balance Sheet Data:
Cash, cash equivalents and short-term investments	$17,701	$27,978	$37,567	$47,316	$42,541
Working capital	12,994	27,130	39,932	51,970	47,667
Total assets	23,016	52,811	74,377	102,026	87,615
Long-term debt and capital lease obligations, including current portion	25,511	31,512	29,397	31,865	2,816
Total stockholders’ (deficit) equity	(9,901)	6,523	26,715	47,892	68,354

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Prior to the November 13, 2006 asset sale of our instrument business to Bio-Rad we developed, manufactured and sold our ProteinChip® Systems, which use patented SELDI technology. These systems consist of a ProteinChip Reader, ProteinChip Software and related accessories which are used in conjunction with our consumable ProteinChip Arrays and ProteinChip Kits. We marketed and sold our products primarily to research biologists in pharmaceutical and biotechnology companies, and academic and government research laboratories. In 1997, we acquired IllumeSys Pacific, Inc., which holds specific rights to the SELDI technology for the instrument business market. Our first designed and manufactured system, the ProteinChip System, Series PBS I, was available for shipment in 1997. During 1999, we initiated the ProteinChip System, Series PBS II. In 1999, we also established a joint venture with Sumitomo Corporation to distribute our products in Japan. During 2000, we began offering research services and established Biomarker Discovery Center laboratories in locations in the the United States and Europe. In 2001, we introduced the ProteinChip Biomarker System, which utilizes sophisticated third-party software to automate pattern recognition-based statistical analysis methods and correlate protein expression patterns from clinical samples. We also began selling the Biomek® 2000 Workstation, a robotic accessory which is manufactured by Beckman Coulter and we expanded our product offering with a SELDI ProteinChip interface to high-end tandem mass spectrometers. On July 31, 2001, Ciphergen acquired the BioSepra® process chromatography business from Invitrogen Corporation; this business was subsequently sold to Pall Corporation on November 30, 2004.

On August 31, 2002, we increased our ownership interest in Ciphergen Biosystems KK, the Japanese joint venture we formed with Sumitomo Corporation in 1999, from 30% to 70%. In October 2002, we launched the ProteinChip AutoBiomarker System, an automated version of our ProteinChip Biomarker System. On March 23, 2004, we purchased the remaining 30% ownership interest in Ciphergen Biosystems KK. In July 2004, we launched the next generation ProteinChip System, Series 4000. We have used our resources primarily to develop and expand our proprietary ProteinChip Systems and related consumables and to establish a marketing and sales organization for commercialization of our products. We also used our funds to establish a joint venture to distribute our products in Japan and to increase our ownership in the joint venture to 100%. In addition, we acquired the BioSepra process chromatography business in 2001, which we sold for a gain in 2004. We have also used our resources to establish Biomarker Discovery Center laboratories to provide research services to our clients, to foster further adoption of our products and technology, and to discover biomarkers that we seek to patent for diagnostic and other purposes. In early 2004, we increased our efforts to discover and commercialize protein biomarkers and panels of biomarkers that can be developed into protein molecular diagnostic tests that improve patient care. Since our inception we have incurred significant losses and as of December 31, 2006, we had an accumulated deficit of $217.9 million.

Prior to November 13, 2006, our sales were driven by the need for new and better tools to perform protein discovery, characterization, purification, identification and assay development. Many of the ProteinChip Systems sold to our customers also generated a recurring revenue stream from the sale of consumables and maintenance contracts. In addition, some of our customers later enhanced their ProteinChip Systems by adding our automation accessories and advanced software. This recurring revenue stream was sold to Bio-Rad as part of the sale of the instrument business.

Our expenses have consisted primarily of materials, contracted manufacturing services, labor and overhead costs to manufacture our ProteinChip Systems and ProteinChip Arrays and to provide customer services; marketing and sales activities; research and development programs; litigation; and general and administrative costs associated with our operations.

We expect to incur losses at least for the next year. Due to the asset sale of our instrument business to Bio-Rad, we will have limited revenues until our diagnostic tests are developed and successfully commercialized. To become profitable, we will need to complete development of key diagnostic tests, obtain FDA approval and successfully commercialize our products. We have a limited history of operations in developing diagnostic tests, and we anticipate that our quarterly results of operations will fluctuate for the foreseeable future due to several factors, including market acceptance of current and new products,the timing and results of our research and development efforts, the introduction of new products by our competitors and possible patent or license issues. Our limited operating history makes accurate prediction of future results of operations difficult or impossible.

Recent Developments

On November 13, 2006, we sold the assets and liabilities of our instrument business, which included our SELDI technology, ProteinChip® Arrays and accompanying software to Bio-Rad Laboratories, Inc. pursuant to an asset sale transaction. The Company retains certain exclusive rights in the clinical and consumer diagnostics market. Bio-Rad purchased the instrument business for approximately $16 million in cash which was paid at the closing of the transaction. An additional $4.0 million of contingent cash consideration includes $2.0 million, subject to certain adjustments, to be held in escrow for three years as security for certain obligations, and another $2.0 million as a holdback amount pending the issuance of a re-examination certificate confirming a SELDI patent. Pursuant to the asset sale, assets and liabilities of approximately $15 million and $7 million, respectively, were sold to BioRad. Furthermore, the Company recorded a gain of approximately $6.9 million in the fourth quarter of 2006 relating to the transaction. As a result of the asset sale to Bio-Rad, we do not anticipate having significant revenues from product sales until the first of our diagnostic tests are successfully commercialized. (See Note 6, “Gain on Sale of Instrument Business,” and Note 22 “Subsequent Events,” of the Notes to Consolidated Financial Statements.).

On November 13, 2006, Bio-Rad and Ciphergen also entered into a stock purchase agreement for the sale to Bio-Rad of unregistered shares of the Company’s common stock for an aggregate purchase price of $3,000,000. Bio-Rad was given certain registration rights such that if the Company files a registration statement, Bio-Rad may elect to include its shares in that registration, subject to various conditions.

In connection with the asset sale, the Company also entered into a manufacturing services agreement with Bio-Rad whereby the Company has agreed to purchase certain SELDI instruments and consumables from Bio-Rad for the continued development of its diagnostics business.

Also in connection with the asset sale, the Company has entered into a cross-license agreement with Bio-Rad whereby the Company retains certain rights to exploit existing technology commercially, including SELDI technology, in the clinical diagnostics market, which market includes the development and sale of clinical laboratory products and services, as well as home-use diagnostic tests. Ciphergen has an annual obligation for three years to purchase of approximately $1,230,000 per year of systems and arrays under its manufacturing and supply agreement with Bio-Rad.

On November 15, 2006 the Company exchanged $27.5 million aggregate principal amount of its 4.50% Convertible Senior Notes due 2008 for $16.5 million aggregate principal amount of a new series of 7.00% Convertible Senior Notes due 2011 and $11.0 million in cash, plus accrued and unpaid interest. The new notes will mature on September 1, 2011, and bear interest at a rate of 7.00% per year, which may be reduced to 4.00% per year if the Company receives approval or clearance for commercial sale of any of its ovarian cancer tests by the U.S. Food and Drug Administration (FDA). The new notes are convertible into the Company’s common stock at an initial conversion price of $2.00 per share. On or after September 1, 2009, the Company may, at its option, redeem the new notes for cash in whole at any time or in part from time to time, on any date prior to maturity if, beginning on

September 1, 2009, the volume-weighted average price per share of the Common Stock equals or exceeds 200% of the Conversion Price then in effect for at least 20 Trading Days in any consecutive 30 Trading Day period ending on the Trading Day prior to the date the notice of the redemption. $2.5 million of the previously issued notes remain outstanding and are due on September 1, 2008.

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

Revenue Recognition

Through November 13, 2006 we had derived our revenue from primarily two sources: (i) product revenue, which included systems, accessories, software licenses and consumables, and (ii) services and support revenue, which included Biomarker Discovery Center services, maintenance, training and consulting revenue. As a result of the asset sale to Bio-Rad, future revenues will be based on the sales of diagnostic tests once the first of these tests is approved by the FDA and commercialized. As described below, significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period.

Through November 13, 2006 we had recognized revenue from the sales of systems, accessories, separately priced software products and consumables when realized or realizable and earned, which is when the following criteria are met:

•	persuasive evidence of an agreement exists,

•	the price is fixed or determinable,

•	the product has been delivered,

•	no significant obligations remain, and

•	collection of the receivable is reasonably assured.

For all sales prior to November 13, 2006, except for small amounts of consumables, we used a binding purchase order, contract or signed sales quotation as evidence of an arrangement. Sales through our distributors were evidenced by a master agreement governing the relationship together with binding purchase orders on a transaction-by-transaction basis.

At the time of the transaction, we assessed whether the price was fixed and determinable and whether or not collection was reasonably assured. We assessed whether the price was fixed and determinable based on the payment terms associated with the transaction. If a significant portion of the payment was due after our normal payment terms, which are 30 to 90 days from invoice date in most countries, we generally treated the price as not being fixed and determinable. In these cases, we recognized revenue for the extended portions of the payment as they become due. We assessed collectibility based on a number of factors, including past transaction history with the customer and the creditworthiness of the customer. We did not request collateral from our customers. If we determined that collection of a payment was not reasonably assured, we deferred the revenue until the time collection becomes reasonably assured, which is generally upon receipt of cash. The majority of deferred revenue was sold to Bio-Rad as part of the asset sale of the instrument business. Delivery generally occurred when the product was delivered to a common carrier or when the customer received the product, depending on the nature of the arrangement. Revenue from shipping and handling was generally recognized upon product shipment, based on the amount billed to customers for shipping and handling. The related cost of shipping and handling was included in cost of revenue upon product shipment.

We generally included a standard 12-month warranty on our instruments and accessories in the form of a maintenance contract upon initial sale. We also sold separately priced maintenance (extended warranty) contracts, which were generally for 12 or 24 months following expiration of the initial warranty. We made no distinction between a standard warranty and a maintenance (extended warranty) contract, as coverage under both the standard and an extended maintenance contract is identical. Because we did not offer traditional warranties but enhanced them such that they are identical to our separately priced maintenance contracts, we believe it was appropriate to account for them the same way. Revenue for both the standard and extended maintenance contracts was deferred and recognized ratably over the maintenance contract term. Related costs were expensed as incurred. All warranty obligations were transferred to Bio-Rad on November 13, 2006 with the sale of the instrument business.

For revenue from Biomarker Discovery Center contracts and other consulting contracts, if elements were specifically tied to a separate earnings process, then revenue related to an element was recognized when the specific performance obligation associated with that element is completed. When revenues for an element were not specifically tied to a separate earnings process, they were recognized ratably over the term of the agreement. Revenue from Biomarker Discovery Center services and other consulting contracts was recognized at the completion of key stages in the performance of the service as described in our agreement with the customer. Often, there was only a single element, namely delivery of a scientific report upon completion of our analysis of customer samples, in which case we recognized all the revenue upon the conclusion of the project when all deliverables had been provided to the customer. Revenue was deferred for fees received before earned. Our training was billed based on published course fees and we generally recognized revenue as the training is provided to the customer. On November 13, 2006, the Biomarker Discovery Centers and their related contracts were transferred to Bio-Rad as part of the asset sale. There had been no further revenue from the Biomarker Discovery Centers after the asset sale.

For revenue arrangements with multiple elements that were delivered at different points in time (for example, where we have delivered the hardware and software but were also obligated to provide services, maintenance and/or training), we evaluated whether the delivered elements have standalone value to the customer, whether the fair value of the undelivered elements was reliably determinable, and whether the delivery of the remaining elements was probable and within our control. When all these conditions were met, we recognized revenue on the delivered elements. If any one of these conditions was not met, we deferred the recognition of revenue until all these conditions were met or all elements had been delivered. Fair values for ongoing maintenance are based upon separate sales of renewals to other customers. Fair values for services, such as training or consulting, were based upon separate sales by us of those services to other customers.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. These reserves are determined by analyzing specific customer accounts that have known or potential collection issues, and reviewing the length of time receivables are outstanding and applying historical loss rates to the aging of the accounts receivable balances. If the financial condition of

Ciphergen’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances would be required.

Inventory Reserves

As December 31, 2006, we have no inventory available for sale as a result of the asset sale to Bio-Rad. We will have limited inventories until we complete the development and commercialization of our diagnostic tests. We write down our inventory for estimated excess and obsolete inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand, market conditions and the release of new products that will supersede older ones. Such estimates were difficult to make under volatile economic conditions. Reviews for excess inventory were done on a quarterly basis and required reserve levels were calculated with reference to our projected ultimate usage of that inventory. In order to determine the ultimate usage, we took into account recent sales forecasts, historical experience, projected obsolescence and our current inventory levels.

Depreciation and Amortization

Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed for financial reporting purposes principally using the straight-line method over the following estimated useful lives: machinery and equipment, 3-5 years; demonstration equipment, 2 years; computer equipment, development systems used for collaborations and software, 3 years; furniture and fixtures, 5 years; buildings and leasehold improvements, the lesser of their economic life or the term of the underlying lease. The cost of repairs and maintenance is charged to operations as incurred. Gains and losses resulting from disposals of assets are reflected in the year of disposition.

Valuation of Long-Lived Assets Including Acquired Intangible Assets

We review long-lived assets, which include property, plant and equipment and acquired identifiable intangibles, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment evaluations involve management estimates of the useful lives of the assets and the future cash flows they are expected to generate. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset (if any) are less than the carrying value of the asset. This approach also uses our estimates of future market growth, forecasted revenue and costs and appropriate discount rates. Actual useful lives, cash flows and other factors could be different from those estimated by management and this could have a material effect on our operating results and financial position. When impairment is identified, the carrying amount of the asset is reduced to its estimated fair value. Deterioration of our business for a significant product or in a particular geographic region in the future could also lead to impairment adjustments as such issues are identified. In connection with the November 13, 2006 sale of the instrument business, there are no longer any intangible assets recorded on our balance sheet as these intangible assets were associated with the instrument business sold to Bio-Rad.

Goodwill Impairment

We recorded goodwill principally as a result of our acquisitions of IllumeSys Pacific, Inc. in 1997, Ciphergen Technologies, Inc. in 1998 and BioSepra S.A. in 2001, and the increases in our ownership of Ciphergen Biosystems KK in 2002 and 2004. The goodwill related to BioSepra was written off against the gain on the sale of the BioSepra business in 2004. We perform goodwill impairment tests on an annual basis and more frequently when events and circumstances occur that indicate a possible impairment of goodwill. In determining whether there is an impairment of goodwill, we calculate the estimated fair value of the reporting unit in which the goodwill is recorded using a discounted future cash flow method. We then compare the resulting fair value to the net book value of the reporting unit, including goodwill. If the net book value of a reporting unit exceeds its fair value, we measure the amount of the impairment loss by comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. To the extent that the carrying amount of a reporting unit’s goodwill exceeds its implied fair value, we recognize a goodwill impairment loss. We performed annual impairment tests through 2004 and determined that no impairment had occurred. We performed an annual impairment test in 2005 and determined that goodwill of

$2.5 million associated with our Japanese subsidiary had been impaired. (See Note 5, “Purchase of Additional Ownership Interest in Ciphergen Biosystems KK”, and note 8, “Goodwill and Other Intangible Assets”, in the Notes to Consolidated Financial Statements.) The discounted future cash flow method used in the first step of our impairment test involves significant estimates including future cash inflows from estimated revenues, future cash outflows from estimated project costs and general and administrative costs, timing of collection and payment of various items, working capital levels, future growth rates and profit margins, as well as discount rate and terminal value assumptions. Although we believe the estimates and assumptions that we used in testing for impairment are reasonable, changes in any one of these assumptions could produce a significantly different result. In connection with the November 13, 2006 sale of the instrument business, there is no longer any goodwill recorded on our balance sheet as goodwill was associated with the instrument business and accordingly were written off.

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

Under the modified prospective approach, SFAS 123(R) applies to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled. Under the modified prospective approach, compensation cost recognized in 2006 includes compensation cost for all stock-based payments granted prior to, but not yet vested as of, January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and compensation cost for all stock-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Prior periods were not restated to reflect the impact of adopting the new standard.

As a result of adopting SFAS 123(R) on January 1, 2006, the Company’s net loss and basic and diluted net loss per share for the year ended December 31, 2006 was $1.6 million and $0.04 higher, than if the Company had continued to account for stock-based compensation under APB 25 for its stock option grants. The Company has a 100% valuation allowance recorded against its deferred tax assets. Therefore SFAS 123(R) had no effect on the income tax provision in the consolidated statement of operations or the consolidated statement of cash flows. There was no stock based compensation expense during fiscal year 2005. For fiscal year 2004, stock based compensation expense of $602,000 was related to amortization of our deferred stock compensation expense from our initial public offering.

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

Results of Operations

Comparison of Years Ended December 31, 2006, 2005 and 2004

Revenue

Product revenue was $11.3 million in 2006, $18.4 million in 2005, and $31.4 million in 2004. The $7.1 million or 39% decrease in product revenue from 2005 to 2006 was largely the result of a 38% decrease in revenue from sales of our ProteinChip Systems, accessories and software, as well as a 39% decrease in revenue from our arrays and consumables. The decrease in systems and related revenue was due to a 55% decrease in unit sales of ProteinChip Systems from 76 systems in 2005 to 34 in 2006 in part due to the asset sale of our instrument business to Bio-Rad. During the first half of 2006, product revenues trended down by about 10% from the prior year and dropped significantly following the announcement of the proposed transaction with Bio-Rad. The decrease in array and consumable sales was largely driven by lower unit sales due in part to significantly reduced new instrument placements, as new instrument placements typically included a significant initial purchase of consumables.

The $13.0 million or 42% decrease in product revenue from 2004 to 2005 was largely the result of a 54% decrease in revenue from sales of our ProteinChip Systems, accessories and software, as well as a 14% decrease in revenue from our arrays and consumables. The decrease in systems and related revenue was due to a 41% decrease in unit sales of ProteinChip Systems and a 22% decrease in average revenue per system sold due to increased discounting and incentives we offered to expedite orders, discounts offered to customers on trade ins of their older model ProteinChip Systems for a new Series 4000, and the competitive environment. The decrease in array and consumable sales was largely driven by lower unit sales due in part to fewer new instrument placements, which typically include a significant initial purchase of consumables. In Japan, the strengthening of the U.S. dollar against the Japanese yen resulted in a decrease in product revenue of approximately $370,000.

In the third quarter of 2005, the Company sold nine ProteinChip Systems to one customer for $601,000. The Company also entered into a product development agreement with this same customer, whereby the customer will develop for Ciphergen a specific new product and Ciphergen may pay the customer up to $500,000 based on the customer’s attainment of specified development milestones. Under this agreement, Ciphergen paid this customer $300,000 of development fees during 2005. This was recorded, following EITF 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)”, as a reduction to revenue, resulting in net revenue from this customer of approximately $301,000 in 2005. This constituted approximately 2% of products revenue and 1% of total revenue for 2005. No additional payment was made in 2006. With the divestiture of the instrument business to Bio-Rad, this product development agreement was transferred to Bio-Rad.

Service revenue was $6.9 million in 2006, $8.9 million in 2005, and $8.8 million in 2004. The $2.0 million or 22% decrease in service revenue from 2005 to 2006 was primarily due to fewer new instrument placements, which typically include an initial registration for one or more training classes, and the closing of the asset sale to Bio-Rad in the fourth quarter of 2006.

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

We expect that future revenues for our business will be affected by, among other things, our ability to develop and commercialize diagnostic tests, new product and application introductions, customer budgets, competitive conditions and government funding for research in our field. We expect limited revenues in 2007 until the new diagnostic tests are developed and launched.

Cost of Revenue

Cost of product revenue was $5.8 million in 2006, $9.4 million in 2005, and $11.2 million in 2004. The $3.6 million or 38% decrease in cost of product revenue from 2005 to 2006 resulted from a decrease in unit sales of our ProteinChip Systems, accessories, software, arrays and other consumables. The decrease in gross margin of $3.5 million for product revenue was largely due to the aforementioned drop in unit sales. Gross margin as a percentage of sales for product revenue was relatively flat at 48.9% of sales in 2005 and 48.5% of sales in 2006.

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

Stock-based compensation expense related to employee stock options under SFAS 123(R) in cost of product revenue was $144,000 in 2006. Deferred stock-based compensation expense in cost of product revenue was $0 in 2005 and $45,000 in 2004.

Cost of service revenue was $3.5 million in 2006, $4.3 million in 2005, and $3.9 million in 2004. From 2006 to 2005, cost of service revenue decreased $0.8 million or 19% primarily due the 22% decrease in service revenues. The gross margin for service revenue decreased from 51% in 2005 to 49% in 2006 due to the drop in service revenues.

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

We believe that gross profits for 2007 will be minimal until the new diagnostic tests are developed and successfully commercialized.

Operating Expenses

Research and Development

Research and development expenses were $11.5 million in 2006, $13.2 million in 2005, and $19.3 million in 2004. From 2005 to 2006, research and development expenses decreased $1.7 million or 13% primarily due to a decrease of $2.4 million in salaries, payroll taxes and employee benefits due to transition to diagnostic testing and away from tools development following the asset sale to Bio-Rad. Materials and supplies used in the development of new products also decreased by $0.6 million, depreciation decreased by $0.1 million, travel expenses decreased by $0.1 million and consulting fees decreased by $0.1 million, consistent with the scaling back of research programs related to our instrument platform. These decreases were partially offset by a $1.4 million increase in clinical collaboration expenses and a $0.3 million increase in stock-based compensation expense related to employee stock options under SFAS 123(R). Spending on diagnostics research under the strategic alliance with Quest Diagnostics was approximately $5.4 million in 2006 and $2.2 million in 2005.

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

Stock-based compensation expense related to employee stock options under SFAS 123(R) in research and development expenses was $337,000 in 2006. Deferred stock-based compensation expense in research and development expenses was $0 in 2005, and $37,000 in 2004.

We expect research and development expenses to decline in 2007 relative to 2006 due to having fewer research and development employees in 2006 needed to support our research and development activities associated with developing and commercializing diagnostic tests as part of our strategic alliance with Quest Diagnostics, and discovering biomarkers that could potentially be developed into additional diagnostic products.

Sales and Marketing

Sales and marketing expenses were $12.6 million in 2006, $18.0 million in 2005, and $26.0 million in 2004. From 2005 to 2006, sales and marketing expenses decreased $5.4 million or 30%, largely due to lower payroll-related costs as a result of a reduction in sales and marketing headcount from 72 people in 2005 to 6 people at the end of 2006 due to the asset sale of our instrument business to Bio-Rad. The primary components of the decrease in expense from 2005 were payroll and related costs of approximately $2.8 million, $0.9 million decrease in travel expenses and a $0.6 million decrease in field materials and supplies expense.

From 2004 to 2005, sales and marketing expenses decreased $8.0 million or 31%, largely due to lower payroll-related costs as a result of a 40% decrease in the sales and marketing staff thereby decreasing payroll and related costs approximately $4.1 million. The reduction in our sales force also resulted in a $1.6 million decrease in travel expenses and a $0.6 million decrease in ProteinChip Arrays and lab supplies used for customer demonstrations. The cost of advertising, trade shows and other promotional activities declined by approximately $1.2 million as 2004 expenses were unusually high in 2004 due to the launch of our Series 4000 ProteinChip System.

Stock-based compensation expense related to employee stock options under SFAS 123(R) in sales and marketing expenses was $321,000 in 2006. Deferred stock-based compensation expense in sales and marketing expenses was $0 in 2005, and $93,000 in 2004.

We expect sales and marketing expenses to decrease in 2007 relative to 2006 as a result of a smaller sales force and reduced associated selling expenses until the launch of new diagnostics tests.

General and Administrative

General and administrative expenses were $10.7 million in 2006, $14.4 million in 2005, and $14.1 million in 2004. From 2005 to 2006, general and administrative expenses decreased $3.7 million or 26%, largely driven by a $2.1 million reduction in payroll and related costs resulting from a reduction in headcount related expenses due to the asset sale to Bio-Rad. Outside legal fees decreased approximately $0.4 million due to decreased patent registration activity which were partially offset by legal fees related to defense of a SELDI patent. Other audit and accounting fees decreased $1.3 million as 2005 audit costs were much higher due to the restatement of earnings in 2005.

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

Stock-based compensation expense related to employee stock options under SFAS 123(R) in general and administrative expenses were $813,000 in 2006. Deferred stock-based compensation expense in general and administrative expenses was $0 in 2005, and $427,000 in 2004.

We expect general and administrative expenses to drop slightly in 2007 relative to 2006 due to lower headcount in the administration function which will be partially offset by the costs of performing a management assessment of compliance with Section 404 of the Sarbanes-Oxley Act of 2002

Goodwill Impairment

We recorded goodwill principally as a result of our acquisition of BioSepra in 2001, the increases in our ownership of Ciphergen Biosystems KK in 2002 and 2004, and the acquisitions of Ciphergen Technologies, Inc. and IllumeSys Pacific, Inc. in 1997 and 1998. We performed annual impairment tests from 2002 through 2004 and determined that no impairment had occurred. The goodwill related to BioSepra was written off against the sale of the BioSepra business in 2004. Due to Ciphergen Biosystems KK’s lower than expected operating results and cash flows throughout 2005 and based on revised forecasted results, a goodwill impairment loss of $2.5 million was recognized in the fourth quarter of 2005. The fair value of Ciphergen Biosystems KK was estimated using expected discounted cash flows. (See Note 5, “Purchase of Additional Ownership Interest in Ciphergen Biosystems KK”, and Note 8, “Goodwill and Other Intangible Assets”, of the Notes to Consolidated Financial Statements.).

Gain From Sale of Instrument Business, Net of Tax

The $6.9 million gain recognized in 2006 on the November 13, 2006 asset sale of our instrument business to Bio-Rad is summarized as follows (in thousands):

Net Proceeds
Cash proceeds received	$19,000
Less: Transaction costs	(782)

18,218

Cost basis:
Accounts receivable, net, and other current assets	2,661
Inventories	4,536
Property, plant and equipment, net	3,231
Other intangible assets	1,856
Goodwill	76
Other long-term assets	152
Accounts payable and accrued liabilities	(1,400)
Deferred Revenues	(3,420)
Capital lease obligations	(14)
Common stocks issued	3,611

11,289

Gain on sale of instrument business to Bio-Rad	$6,929

Bio-Rad and Ciphergen entered into a Stock Purchase Agreement (the “Purchase Agreement”) for the private sale of shares of the Company’s common stock to Bio-Rad for an aggregate purchase price of $3,000,000. The purchase price of $0.972 per share was based on the average closing price for the 5 days preceding the Agreement on August 14, 2006. For accounting purposes, the 3,086,420 shares purchased are valued at $1.17 per share, the closing price on November 13, 2006, the day the transaction closed. The resulting value of $3.611 million was allocated between Common stock (3.086 million shares at $0.001 par value) and Additional paid-in capital of $3.608 million. An additional $4.0 million of contingent cash consideration included $2.0 million, subject to certain adjustments, to be held in escrow as security for certain obligations of the Company for three years following the closing, and $2.0 million as a holdback amount to be held by Bio-Rad until the issuance of a re-examination certificate confirming a SELDI patent. (See Note 6, “Gain on Sale of Instrument Business,” and Note 22 “Subsequent Events,” of the Notes to Consolidate Financial Statements.).

Loss on Extinguishment of Debt

The loss from extinguishment of debt represents the expensing of $868,000 of unamortized debt discount and $613,000 of unamortized prepaid offering costs related to the exchange of $27.5 million of our 4% convertible senior notes due September 1, 2008 for $16.5 million of 7% convertible notes and $11 million in cash. (See Note 11, “Long-term Debt and Capital Leases,” of the Notes to Consolidated Financial Statements).

Interest and Other Income (Expense), Net

Interest income was $843,000 in 2006, $839,000 in 2005, and $505,000 in 2004. Interest income from money market and accounts remained flat between 2005 and 2006. Although money market account balances decreased from $28.0 million in 2005 to $17.7 million in 2006 this was offset by interest yield, which steadily increased from 2.9% in June 2005 to 5.9% in December 2006. The increase of $334,000 from 2004 to 2005 was largely due to higher interest rates.

Interest expense was $2.3 million in 2006 and $2.0 million in both 2005 and 2004. Interest expense increased $0.3 million from 2005 to 2006 primarily due to the increase in interest paid to Quest due to Ciphergen’s outstanding loan balance from Quest increasing from $2.5 million to $7.1 million from December 31, 2005 to December 31, 2006.

Other expense was $125,000 in 2006, $717,000 in 2005, and $649,000 in 2004. In 2006 other expense consisted primarily of $332,000 of amortization of issuance costs for the convertible senior notes partially offset by $81,000 for the return of a lease deposit. In 2005, other expense consisted primarily of $373,000 of expense for the amortization of issuance costs for the convertible senior notes and foreign exchange losses of approximately $232,000, largely due to the impact on the transaction losses from the decline of the U.S. dollar against the British pound and the Japanese yen. In 2004, other expense consisted mainly of $373,000 in expense associated with the amortization of issuance costs for the convertible senior notes. Subsequent to our acquisition of majority control of Ciphergen Biosystems KK on August 31, 2002 and prior to our acquisition of 100% control of Ciphergen Biosystems KK at the end of the first quarter of 2004, we attributed a share of this joint venture’s income or losses to SC BioSciences’ (a subsidiary of Sumitomo Corporation) minority interest. For 2004, we attributed $0 of loss to minority interest, as cumulative losses attributable to the minority shareholder exceeded previous income.

Income Taxes

Our provision for income taxes was due to current foreign income taxes, which were $152,000, $7,000, and $172,000 for the years ended December 31, 2006, 2005 and 2004, respectively, including discontinued operations. Excluding discontinued operations, current foreign income taxes were an expense of $152,000, $7,000, and $109,000, for the years ended December 31, 2006, 2005 and 2004, respectively.

We have incurred net losses since inception and consequently are not subject to corporate income taxes in the U.S. to the extent of our tax loss carryforwards. At December 31, 2006 we had net operating loss carryforwards of approximately $125 million for federal and $58.8 million for state tax purposes. If not utilized, these carryforwards will begin to expire beginning in 2009 for federal purposes and 2007 for state purposes. As of December 31, 2006, Ciphergen has $2.9 million of net operation carryforwards from its Japan operations. If not utilized, this carry forward will begin to expire beginning in 2012. We also have research credit carryforwards of approximately $4.4 million and $4.7 million for federal and state tax purposes, respectively. If not utilized, the federal research credit carryforwards will expire in various amounts beginning in 2011. The California research credit can be carried forward indefinitely. The utilization of net operating loss carryforwards to reduce future income taxes will depend on our ability to generate sufficient taxable income prior to the expiration of the net operating loss carryforwards. In addition, the maximum annual use of the net operating loss carryforwards may be limited in situations where changes occur in our stock ownership.

We have incurred income tax liabilities primarily in France and Japan, as well as in most of the other countries outside the U.S. in which we operate. We have used net operating loss carryforwards to reduce our income tax liabilities in Japan and the United Kingdom. We fully utilized our Japanese net operating loss carryforwards in

2004, resulting in higher 2004 Japanese income tax liability, although this was followed in 2005 and 2006 by a net loss. The 2005 and 2006 net loss can be carried forward for seven years. We expect to fully utilize our U.K. net operating loss carryforwards in 2007.

Income (Loss) From Discontinued Operations, Net of Tax

Discontinued operations includes all revenue, cost of revenue, operating expenses, interest expense, other income (expense) and tax provisions related to our BioSepra business, which was sold to Pall Corporation on November 30, 2004. Loss from discontinued operations was $0 in 2006 and 2005, and $1.8 million in 2004.

The operating results of the BioSepra business are presented in the following table (in thousands):

Eleven Months
Ended
November 30,
2004

Revenue	$8,395
Gross profit	4,921
Operating expenses	6,638
Operating income	(1,717)
Income (loss) before income taxes	(1,734)
Income tax provision	63
Income (loss) from discontinued operations, net of tax	(1,797)

BioSepra’s business was characterized by a relatively low number of orders for large quantities of customer-specific products, often $250,000 to $1.5 million or more per order that were utilized and consumed by pharmaceutical customers to manufacture biological therapeutics. Filling these large orders entailed a lengthy and highly controlled manufacturing process at BioSepra, and customers typically ordered several years of supply to be manufactured at one time and provided to them in a few large deliveries for storage in environmentally-controlled facilities to minimize batch variability. BioSepra generally priced its products in Euros.

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

Liquidity and Capital Resources

From our inception through December 31, 2006, we have financed our operations principally with $229.2 million from the sales of products and services to customers and net proceeds from debt and equity financings totaling approximately $163.8 million. This includes net proceeds of $92.4 million from our initial public offering in September 2000, net proceeds of $26.9 million from our Series E Preferred Stock financing in March 2000, net proceeds of $15.0 million from the sale of 6,225,000 shares of our common stock and a warrant for 2,200,000 shares of our common stock to Quest Diagnostics on July 22, 2005 and $19.0 million in proceeds from Bio-Rad on November 13, 2006 in connection with our sale of the instrument business and from our sale of 3,086,420 shares of common stock. In addition, in July 2005, Quest Diagnostics agreed to loan us up to $10 million with interest accrued at the prime rate plus 0.5% and paid monthly, solely to fund certain development activities related to our strategic alliance, against which we had borrowed approximately $7.1 million as of December 31, 2006. We also received net proceeds of $27.0 million from the sale of our BioSepra business in November 2004 . An additional $1.0 million plus accrued interest which was in an interest-bearing escrow account for one year after the sale of our BioSepra business was paid to us on December 1, 2005.

Cash, cash equivalents and short-term investments at December 31, 2006 were $17.7 million, compared to $28.0 million at December 31, 2005. Working capital at December 31, 2006 was $13.0 million, compared to $27.1 million at December 31, 2005. The decrease in working capital was principally due to a net $10.3 million decrease in cash and investments to fund our operating losses of $22.1 million and $11.0 million of repayments on our 4% senior convertible notes, partially partly offset by cash receipts of $16 million for the Asset Sale to Bio-Rad, $4.6 million in loan proceeds from Quest Diagnostics, and $3.0 million in proceeds for the sale of common stock to Bio-Rad.

In addition, there was a $3.2 million decrease in accounts receivable net of accounts receivable transferred to Bio-Rad, reflecting the decline in revenue from continuing operations in 2006 compared to 2005, and a $0.2 million decrease in inventory net of inventory sold to Bio-Rad which resulted from our reducing raw materials purchases as we no longer need inventory for sale until we obtain FDA approvals for the diagnostics tests currently under development. These decreases were partially offset by a $1.1 million decrease in accounts payable and accrued liabilities due to our cost-cutting measures and reduced inventory purchases, and a $1.2 million decrease in current deferred revenue consistent with our lower revenues. Long-term debt and capital lease balances at December 31, 2005 totaled $31.5 million, compared to $29.4 million at December 31, 2004, largely due to a loan draw down of $2.5 million from the line of credit provided by Quest Diagnostics.

Net cash used in operating activities was $20.4 million in 2006 compared to $22.9 million in 2005. Less cash was collected from customers in 2006 as compared to 2005 due primarily to a $9.0 million drop in sales in 2006 resulting in a $3.2 million net drop in accounts receivables and $0.1 million in inventory after considering the transfer of accounts receivable and inventory to Bio-Rad as part of the asset sale, partially offset by an combined decrease in accounts payable and deferred revenue of $2.2 million. Net cash used in operating activities was $22.9 million in 2005 compared to $32.5 million in 2004. Less cash was collected from customers in 2005 as compared to 2004 due to $13.0 million in lower sales in 2005. Cash used in operating activities was mainly to fund payroll, inventory purchases and operating expenses. The decrease in cash collected was offset by an increase in interest income received in 2005 as compared to 2004 as a result of higher interest rates.

Net cash provided by investing activities was $16.5 million in 2006 compared to net cash used in investing activities of $3.5 million in 2005. Net cash provided by investing activities in 2006 primarily resulted from $16 million in proceeds from the asset sale of our instrument business to Bio-Rad and $2.2 million in maturities of short term investments partially offset by purchases of fixed assets of $0.6 million, asset sale transaction costs of $0.8 million, and $0.5 million for a technology license related to our litigation which was settled in 2003. Net cash used in investing activities was $3.5 million in 2005 compared to net cash provided by investing activities of $34.0 million in 2004. Net cash used in investing activities in 2005 included property and equipment purchases of $2.8 million and payments of $587,000 for a technology license related to our litigation which was settled in 2003. We also paid $1.1 million to Pall Corporation for post-closing adjustments related to the sale of our BioSepra business, and we received $1.0 million plus $21,000 of accrued interest from an escrow account related to the sale of our BioSepra business. We anticipate capital expenditures of approximately $750,000 in 2007.

Net cash used in financing activities was $4.2 million in 2006 compared with net cash provided by financing activities in 2005 of $17.2 million in 2005. The decrease resulted primarily from $11.0 million for repayments of senior convertible debt partially offset by the receipt of $4.6 million in loans from Quest Diagnostics and the sale of $3.0 million of capital stock to Bio-Rad. Net cash provided by financing activities was $17.2 million in 2005 compared to $792,000 in 2004. The increase resulted primarily from $15.0 million in net proceeds from the sale of our common stock to Quest Diagnostics and the receipt of $2.5 million in loans from Quest Diagnostics. There was also a repayment of one stockholder loan in the aggregate principal amount of $349,000, and the issuance of common stock under our stock option and employee stock purchase plans of $349,000, offset by repayments of an equipment financing loan of $925,000 and the repayment of capital lease obligations of $24,000.

At December 31, 2006, the Company had an accumulated deficit of $217.9 million. Management believes that currently available resources together with existing debt facilities will not be sufficient to fund the Company’s obligations. The Company’s ability to continue to meet its obligations and to achieve its business objectives is dependent upon, among other things, raising additional capital or generating sufficient revenue in excess of costs. At such time as the Company requires additional funding, the Company may seek to raise such additional funding from various sources, including the public equity market, private financings, sales of assets, collaborative arrangements and debt. If additional capital is raised through the issuance of securities convertible into equity, stockholders will experience dilution, and such securities may have rights, preferences or privileges senior to those of the holders of common stock or convertible senior notes. If the Company obtains additional funds through arrangements with collaborators or strategic partners, it may be required to relinquish its rights to certain technologies or products that it might otherwise seek to retain. There can be no assurance that the Company will be able to obtain such financing, or obtain it on acceptable terms. If Ciphergen is unable to obtain financing on acceptable terms, it may be unable to execute its business plan, it could be required to delay or reduce the scope of its operations, and it may not be able to pay off the convertible senior notes if and when they come due.

The Company’s inability to operate profitably and to consistently generate cash flows from operations, its reliance on external funding either from loans or equity, raise substantial doubt about the Company’s ability to continue as a going concern.

The following summarizes Ciphergen’s contractual obligations at December 31, 2006, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands).

		Less Than			Beyond
	Total	1 Year	1-3 Years	4-5 Years	5 Years

Contractual obligations:
Loan from Quest Diagnostics(1)	$7,083	—	—	$7,083	—
Interest payable on loan from Quest Diagnostics(2)	2,205	620	1,240	345	—
Convertible senior notes(3)	19,000	0	2,500	16,500	—
Interest payable on convertible senior notes	5,763	1,030	2,423	2,310	—
Non-cancelable collaboration obligations(4)	764	764	—	—	—
Non-cancelable operating lease obligations	6,448	3,745	2,616	87	—
Purchase obligations(5)	4,509	1,230	3,279	—	—

Total contractual obligations	$45,772	$7,389	$12,058	$26,325	$—

(1)	Principal amounts, not including interests

(2)	Based on outstanding principal balance and interest rate as of December 31, 2006.

(3)	Excludes the beneficial conversion feature amounting to $78,900, less related amortization of $5,600

(4)	The following are non-cancelable collaboration obligations:

On October 13, 2006, the company entered into a two year research and collaboration agreement with The Ohio State University Research Foundation directed at discovery, purification, identification and/or validation of Biomarkers related to thrombotic thrombocytopenic purpura and production of associated technology. Under the terms of the agreement, Ciphergen will have exclusive rights to license discoveries made during the course of this collaboration. Ciphergen will pay the financial contribution to the University in consideration for costs incurred by the University specifically used in furtherance of this research program for $149,500 in total during the first 15 months of the agreement. The contribution of $149,500 is non-cancelable. There is no financial contribution obligation for the balance of the two year term.

On December 21, 2006, the company extended its research collaboration agreement with The Johns Hopkins University School of Medicine directed to the discovery and validation of biomarkers in human subjects, including but not limited to clinical application of biomarkers in the understanding, diagnosis, and management of human diseases. Under the original agreement, which expired December 31, 2006, Ciphergen has an obligation to fund a total of $305,000, all of which had been accrued but not yet paid. Under the extended agreement, which begins January 1, 2007, Ciphergen has an obligation to fund a total of $600,000 for 2007. The first year contribution of $600,000 is non-cancelable.

On October 4, 2006, the company entered into a one year research and development agreement with Katholieke Universiteit Leuven, Belgium directed at discovery, validation, and characterization of novel Biomarkers related to gynecologic disease. Under the terms of the agreement, Ciphergen will have exclusive rights to license discoveries made during the course of this collaboration. Ciphergen will contribute 45,000 Euros or $59,300 per year to fund sample collection at the University from patients undergoing evaluation of a persistent mass who undergo surgical intervention. The first year contribution of 45,000 Euros or $59,300 in non-cancelable.

(5)	On November 13, 2006, in conjunction with the asset sale of the instrument business to Bio-Rad, Ciphergen also entered into a manufacturing and supply agreement with Bio-Rad. Under the terms of the agreement, Ciphergen will purchase a minimum of 10 instruments and 30,000 ProteinChip arrays (“arrays”) during the first year, 13 instruments and 30,000 arrays during the second year, and 20 instruments and 30,000 arrays during the third year. The estimated cost to Ciphergen is $63,000 per instrument, and $20 per array.

Off-Balance Sheet Arrangements

As of December 31, 2006, we had no off-balance sheet arrangements that are reasonably likely to have a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

Recent Accounting Pronouncements

See note 1 of the Notes to Consolidated Financial Statements for a full description of recent accounting pronouncements, including the respective dates of adoption and effects on our consolidated financial condition, results of operations and cash flows.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

We have classified our marketable securities as available-for-sale, and have, accordingly, recorded such securities on the balance sheet at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive loss. These securities are not leveraged and are held for purposes other than trading.

The following discussion about our market risk involves forward-looking statements. We have minimal exposure to market risk attributed changes in interest rates. We do not invest in derivative financial instruments.

Interest Rate Sensitivity

As of December 31, 2006, we had no short term investments. As of December 31, 2005, our only investment was a fixed rate annuity with a fair value of $2.2 million which was liquidated in February 2006. We believe that, in the near-term, we will maintain our available funds in money market accounts, or invest in short-term, highly liquid securities with original maturities of 90 days or less.

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

Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our available funds for investment. Our capital lease agreements are at fixed interest rates. We do not plan to use derivative financial instruments in our investment portfolio.

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

The functional currency of Ciphergen Biosystems KK is the Japanese yen. Accordingly, the accounts of this operation were translated from the local currency to the U.S. dollar using the current exchange rate in effect at the balance sheet date for the balance sheet accounts, and using the average exchange rate during the period for revenue and expense accounts. The effects of translation were recorded as a separate component of stockholders’ equity. The net tangible assets of our non-U.S. operations, excluding intercompany debt, were $1.6 million at December 31, 2006 . The accounts of all other non-U.S. operations are remeasured to the U.S. dollar, which is the functional currency. Accordingly, all monetary assets and liabilities of these foreign operations are translated into U.S. dollars at current period-end exchange rates, and non-monetary assets and related elements of expense are translated using historical rates of exchange. Income and expense elements are translated to U.S. dollars using average exchange rates in effect during the period. Gains and losses from the foreign currency transactions of these subsidiaries are recorded as other income (expense), net in the statement of operations.

In 2004, we entered into foreign currency contracts to manage the volatility of currency fluctuations as a result of an intercompany loan of approximately $1.0 million, denominated in yen, to our subsidiary in Japan. The effect of exchange rate changes on the forward exchange contracts largely offset the effect of exchange rate changes on the intercompany loan. As of December 31, 2004, there were no forward contracts outstanding and none were entered into during 2005. Net realized foreign currency gains and losses related to foreign currency forward contracts were not material for the year ended December 31, 2004, and there were no such gains or losses in the year ended December 31, 2005. Although we will continue to monitor our exposure to currency fluctuations, we cannot provide assurance that exchange rate fluctuations will not harm our business in the future.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a) (1), present fairly, in all material respects, the financial position of Ciphergen Biosystems, Inc. and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a) (2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for stock-based compensation in 2006.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses and negative cash flows from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  PricewaterhouseCoopers LLP

San Jose, California
April 2, 2007

CIPHERGEN BIOSYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
	(In thousands, except share and per share data)

ASSETS
Current assets:
Cash and cash equivalents	$17,711	$25,738
Short-term investment	—	2,240
Accounts receivable, net of allowance for doubtful accounts of $2 and $238 respectively	29	5,828
Prepaid expenses and other current assets	2,300	1,746
Inventories	—	5,594

Total current assets	20,040	41,146
Property, plant and equipment, net	2,260	7,320
Goodwill	—	76
Other intangible assets, net	—	2,417
Other long-term assets	716	1,852

Total assets	$23,016	$52,811

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$2,401	$3,188
Accrued liabilities	4,600	6,298
Deferred revenue	45	4,132
Current portion of capital lease obligations	—	21
Current portion of equipment financing loan	—	377

Total current liabilities	7,046	14,016
Deferred revenue	—	508
Capital lease obligations, net of current portion	—	28
Long-term debt owed to a related party	7,083	2,500
Convertible senior notes, net of discount	18,428	28,586
Other long term liabilities	360	650

Total liabilities	32,916	46,288

Stockholders’ (deficit) equity:
Common stock, $0.001 par value Authorized: 80,000,000 shares at December 31, 2006 and 2005
Issued and outstanding: 39,220,437 shares and 35,998,881 shares at December 31, 2006 and 2005 respectively	39	36
Additional paid-in capital	207,991	202,485
Accumulated other comprehensive loss	(71)	(204)
Accumulated deficit	(217,860)	(195,794)

Total stockholders’ (deficit) equity	(9,901)	6,523

Total liabilities and stockholders’ (deficit) equity	$23,016	$52,811

The accompanying notes are an integral part of these consolidated financial statements.

CIPHERGEN BIOSYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2006	2005	2004
	(In thousands, except per share data)

Revenue:
Products	$11,292	$18,350	$31,378
Services	6,923	8,896	8,803

Total revenue	18,215	27,246	40,181

Cost of revenue:
Products	5,818	9,372	11,199
Services	3,520	4,321	3,876

Total cost of revenue	9,338	13,693	15,075

Gross profit	8,877	13,553	25,106

Operating expenses:
Research and development	11,474	13,196	19,268
Sales and marketing	12,568	18,009	26,019
General and administrative	10,661	14,404	14,136
Goodwill Impairment	—	2,453	—

Total operating expenses	34,703	48,062	59,423

Gain on sale of instrument business	(6,929)	—	—

Loss from operations	(18,897)	(34,509)	(34,317)

Interest income	843	839	505
Interest expense	(2,254)	(1,993)	(2,001)
Loss on extinguishment of debt	(1,481)	—	—
Other expense, net	(125)	(717)	(649)

Loss from continuing operations before income taxes	(21,914)	(36,380)	(36,462)
Income tax provision from continuing operations	152	7	109

Net loss from continuing operations	(22,066)	(36,387)	(36,571)

Discontinued operations:
Loss from discontinued operations, net of tax	—	—	(1,797)
Gain from sale of discontinued operations, net of tax	—	954	18,527

Net income from discontinued operations	—	954	16,730

Net loss	$(22,066)	$(35,433)	(19,841)

Net income (loss) per share, basic and diluted:
Net loss per share from continuing operations	$(0.61)	$(1.13)	$(1.25)
Net income per share from discontinued operations	—	0.03	0.57

Net loss per share	$(0.61)	$(1.10)	$(0.68)

Shares used in computing net income (loss) per share	36,465	32,321	29,244

The accompanying notes are an integral part of these consolidated financial statements.

CIPHERGEN BIOSYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2006	2005	2004
	(In thousands)

Cash flows from operating activities:
Net loss	$(22,066)	$(35,433)	$(19,841)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	4,082	5,463	6,960
Goodwill impairment	—	2,453	—
Stock-based compensation expense related to employee stock options and ESPP	1,615	—	—
Deferred stock-based compensation expense	—	—	602
Common stock issued to Company officer as compensation	—	55	—
Loss on extinguishment of debt	1,481	—	—
Amortization of debt discount associated with beneficial conversion feature of convertible senior notes	488	535	536
Amortization of debt issuance costs	332	373	373
Accrued investment income	(5)	(65)	(64)
Interest accrued on notes receivable from related parties	—	(6)	(66)
Loss on retirement of fixed assets	35	242	208
Provision for bad debts	66	25	214
Losses on write-down of inventory	130	594	1,843
Gain from sale of instrument business to Bio-Rad	(6,929)	—	—
Gain from sale of BioSepra business	—	(954)	(18,527)
Changes in operating assets and liabilities, net of assets sold and liabilities relieved:
Accounts receivable	3,207	4,729	2,267
Prepaid expenses and other current assets	(647)	193	572
Inventories	136	900	(4,949)
Other long-term assets	145	(43)	(10)
Accounts payable and accrued liabilities	(1,075)	(257)	(2,827)
Deferred revenue	(1,174)	(1,702)	4
Other long-term liabilities	(260)	1	247

Net cash used in operating activities	(20,439)	(22,897)	(32,458)

Cash flows from investing activities:
Purchase of property, plant and equipment	(589)	(2,837)	(4,568)
Proceeds from capital lease financing to reimburse previous cash outlays to purchase facility improvements	—	—	601
Maturities of short-term investments	2,245	—	11,261
Short-term investments sold prior to maturity	—	—	850
Payment for license related to litigation settlement	(346)	(587)	(1,038)
Payment to Pall Corporation for post-closing adjustments related to sale of BioSepra business	—	(1,111)	—
Increase in goodwill from BioSepra acquisition due to income tax settlement	—	—	(203)
Purchase of Ciphergen Biosystems KK common stock	—	—	(1,000)
Proceeds from the sale of instrument business to Bio-Rad, net of transaction costs	15,218	—	—
Proceeds from sale of BioSepra business, net of transaction costs	—	1,021	28,055

Net cash provided by (used in) investing activities	16,528	(3,514)	33,958

Cash flows from financing activities:
Sale of common stock to Bio-Rad	3,000	—	—
Issuance of common stock to Quest Diagnostics	—	14,954	—
Proceeds from loan from Quest Diagnostics	4,583	2,500	—
Repurchase of common stock	—	—	(3)
Proceeds from exercises of stock options	12	14	329
Proceeds from issuance of common stock under employee stock purchase plan	130	336	887
Repayment of notes receivables from stockholder	—	349	744
Principal payments on capital lease obligations	(37)	(24)	(376)
Debt discount and issuance costs of convertible senior notes	(479)	—	—
Repayments of convertible senior notes	(11,000)	—	—
Repayments of long-term debt	(377)	(925)	(789)

Net cash provided by (used in) financing activities	(4,168)	17,204	792
Effect of exchange rate changes	52	(447)	247

Net increase (decrease) in cash and cash equivalents	(8,027)	(9,654)	2,539
Cash and cash equivalents, beginning of year	25,738	35,392	32,853

Cash and cash equivalents, end of year	$17,711	$25,738	35,392

Supplemental cash flow information:
Cash paid for interest	$1,732	$783	1,593
Cash paid for income taxes	227	44	2,135
Supplemental schedule of non-cash investing and financing activities:
Acquisition of property and equipment under capital leases	—	40	21
Transfer of fixed assets to (from) inventory	(793)	283	446

The accompanying notes are an integral part of these consolidated financial statements.

CIPHERGEN BIOSYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

				Notes		Accumulated
			Additional	Receivable	Deferred	Other
			Paid-In	rom	Stock-Based	Comprehensive	Accumulated
	Shares	Amount	Capital	Stockholders	Compensation	Income (Loss)	Deficit	Total
	(In thousands)

Balances, January 1, 2004	29,080	$29	$186,043	$(1,093)	$(725)	$4,158	$(140,520)	$47,892
Comprehensive loss:	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(19,841)	(19,841)
Change in unrealized loss on marketable securities	—	—	—	—	—	7	—	7
Foreign currency translation adjustment	—	—	—	—	—	829	—	829
Foreign currency translation gain realized upon sale of BioSepra	—	—	—	—	—	(4,731)	—	(4,731)
Total comprehensive loss								(23,736)
Stock options exercised	88	—	329	—	—	—	—	329
Sale of common stock under employee stock purchase plan	306	—	887	—	—	—	—	887
Repurchase of common stock	(1)	—	(3)	—	—	—	—	(3)
Deferred stock-based compensation	—	—	(123)	—	123	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	602	—	—	602
Repayment of notes receivable from stockholders	—	—	—	744	—	—	—	744

Balances, December 31, 2004	29,473	29	187,133	(349)	—	263	(160,361)	26,715

Comprehensive loss:	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(35,433)	(35,433)
Foreign currency translation adjustment	—	—	—	—	—	(467)	—	(467)

Total comprehensive loss	—	—	—	—	—	—	—	(35,900)
Stock options exercised	12	—	14	—	—	—	—	14
Sale of common stock under employee stock purchase plan	264	1	335	—	—	—	—	336
Sale of stock and warrant to Quest Diagnostics	6,225	6	14,948	—	—	—	—	14,954
Issuance of common stock to Company officer	25	—	55	—	—	—	—	55
Repayment of notes receivable from stockholders	—	—	—	349	—	—	—	349

Balances, December 31, 2005	35,999	36	202,485	—	—	(204)	(195,794)	6,523
Comprehensive loss:	—	—	—	—	—	—	—	—
Net Loss	—	—	—	—	—	—	(22,066)	(22,066)
Foreign currency translation adjustment	—	—	—	—	—	133	—	133

Total comprehensive loss	—	—	—	—	—	—	—	(21,933)
Stock options exercised	25	—	12	—	—	—	—	12
Sale of common stock under employee stock purchase plan	110	—	131	—	—	—	—	131
Warrants issued to Oppenheimer	—	—	140	—	—	—	—	140
Sale of common stock to Bio-Rad	3,086	3	3,608	—	—	—	—	3,611
Stock-based compensation	—	—	1,615	—	—	—	—	1,615

Balances, December 31, 2006	39,220	$39	$207,991	$—	$—	$(71)	$(217,860)	$(9,901)

The accompanying notes are an integral part of these consolidated financial statements.

CIPHERGEN BIOSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Summary of Significant Accounting Policies

The Company

Ciphergen Biosystems, Inc. (the “Company” or “Ciphergen”) is dedicated to the discovery, development and commercialization of specialty diagnostic tests that provide physicians with information with which to manage their patients care and that improve patient outcomes. We intend to use translational proteomics, which is the process of answering clinical questions by utilizing advanced protein separation tools to identify and resolve variants of specific biomarkers, developing assays, and commercializing tests.

Prior to the November 13, 2006 sale of our protein research tools and collaborative services business (“instrument business”) to Bio-Rad, Ciphergen developed, manufactured and sold ProteinChip® Systems for life science research. This core technology, which was patented, is Surface Enhanced Laser Desorption/Ionization (“SELDI”). The systems consist of ProteinChip Readers, ProteinChip Software and related accessories, which were used in conjunction with consumable ProteinChip Arrays. These products were sold primarily to biologists at pharmaceutical and biotechnology companies, and academic and government research laboratories. The Company also provided research services through its Biomarker Discovery Center® laboratories, and offered consulting services, customer support services and training classes to its customers and collaborators. As a result of the sale of the instruments business to Bio-Rad, Ciphergen did not record any sales subsequent to November 13, 2006 and will not generate substantial revenues until certain diagnostic tests are approved by the FDA and commercialized.

The accompanying consolidated financial statements of the Company were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant net losses and negative cash flows from operations since inception. At December 31, 2006, the Company had an accumulated deficit of $217.9 million. Management believes that currently available resources together with existing debt facilities will not be sufficient to fund the Company’s obligations. The Company’s ability to continue to meet its obligations and to achieve its business objectives is dependent upon, among other things, raising additional capital or generating sufficient revenue in excess of costs. At such time as the Company requires additional funding, the Company may seek to raise such additional funding from various sources, including the public equity market, private financings, sales of assets, collaborative arrangements and debt. If additional capital is raised through the issuance of securities convertible into equity, stockholders will experience dilution, and such securities may have rights, preferences or privileges senior to those of the holders of common stock or convertible senior notes. If the Company obtains additional funds through arrangements with collaborators or strategic partners, it may be required to relinquish its rights to certain technologies or products that it might otherwise seek to retain. There can be no assurance that the Company will be able to obtain such financing, or obtain it on acceptable terms. If Ciphergen is unable to obtain financing on acceptable terms, it may be unable to execute its business plan, it could be required to delay or reduce the scope of its operations, and it may not be able to pay off the convertible senior notes if and when they come due.

The Company’s inability to operate profitably and to consistently generate cash flows from operations, its reliance on external funding either from loans or equity, raise substantial doubt about the Company’s ability to continue as a going concern.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and include the accounts of the Company and its subsidiaries. All intercompany transactions have been eliminated in consolidation. BioSepra S.A. was a wholly-owned subsidiary and was consolidated through November 30, 2004, at which time the Company sold BioSepra S.A., along with other assets related to its process chromatography business. The BioSepra business is reflected as a discontinued operation in the statement of operations.

CIPHERGEN BIOSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company licenses certain technologies that will be used in products that are under development. An inability to retain such technology licenses could result in a material adverse effect to the Company. Additionally, some of the raw materials and components used in its products are from single-source suppliers. If the Company is unable to obtain such raw materials and components, its financial condition and operating results could be significantly impacted.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Investments

Management determines the appropriate classification of the Company’s investments in marketable debt securities at the time of purchase, and re-evaluates this designation at each balance sheet date. At December 31, 2005, the Company classified all marketable securities as “available-for-sale” and carried them at fair value with unrealized gains or losses related to these securities included as a component of other comprehensive income (loss) until realized. At December 31, 2006, the Company did not have any investments in marketable debt securities. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, which is included in interest income. Realized gains and losses are determined using the specific identification method. The cost of securities sold is based on the specific identification method.

The Company’s short-term investment at December 31, 2005 consisted of an investment in a fixed rate annuity. The annuity is not within the scope of SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities.” However, fair value approximates its carrying value due to its short maturity. In February 2006, the Company liquidated this investment.

The Company’s investment objectives include the preservation of invested funds and liquidity of investments that is sufficient to meet cash flow requirements. Cash, cash equivalents and investments in debt securities are with high credit-quality financial institutions, commercial companies and government agencies in order to limit the amount of credit exposure.

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

CIPHERGEN BIOSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	December 31, 2006		December 31, 2005
	Book Value	Fair Value	Book Value	Fair Value

4.5% Convertible senior notes due 9/1/08	$2,427	$1,456	$28,586	$21,600
7.0% Convertible senior notes due 9/1/11	$16,001	$13,201	$—	$—

	$18,428	$14,657	$28,586	$21,600

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents, investments in marketable debt securities and accounts receivable. Most of the Company’s cash and cash equivalents as of December 31, 2006 were deposited with financial institutions in the U.S. and exceeded federally insured amounts. The Company also maintains cash deposits with banks in Western Europe, Canada, China and Japan. The Company has not experienced any losses on its deposits of cash and cash equivalents. At December 31, 2006, the Company did not have any investments in marketable debt securities. At December 31, 2005, the Company had $2.2 million of investments in marketable debt securities.

The Company’s accounts receivable are derived from sales made to customers located in North America, Europe and Asia. The Company performs ongoing credit evaluations of its customers’ financial condition and generally does not require collateral. The Company maintains an allowance for doubtful accounts based upon the expected collectibility of accounts receivable. No customer accounted for 10% or more of revenue in 2004, 2005 or 2006.

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

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed for financial reporting purposes principally using the straight-line method over the following estimated useful lives: machinery and equipment, 3-5 years; demonstration equipment, 2 years; computer equipment, development systems used for collaborations and software, 3 years; furniture and fixtures, 5 years; buildings and leasehold improvements, the lesser of their economic life or the term of the underlying lease. The cost of repairs and maintenance is charged to operations as incurred. Gains and losses resulting from disposals of assets are reflected in the year of disposition.

CIPHERGEN BIOSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill and Other Intangible Assets

Goodwill represented the excess of the purchase price over the estimated fair value of the tangible and intangible net assets acquired in the Company’s acquisitions of IllumeSys Pacific, Inc. in 1997, Ciphergen Technologies, Inc. in 1998 and Ciphergen Biosystems KK in 2002 and 2004. Goodwill is reviewed for impairment at least annually and in the interim whenever events or changes in circumstances indicate that the carrying amount of goodwill may be impaired. In determining whether there is an impairment of goodwill, the estimated fair value of the reporting unit in which the goodwill is recorded is calculated using a discounted future cash flow method. The resulting fair value is then compared to the net book value of the reporting unit, including goodwill. If the net book value of a reporting unit exceeds its fair value, the amount of the impairment loss is measured by comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. To the extent that the carrying amount of a reporting unit’s goodwill exceeds its implied fair value, a goodwill impairment loss is recognized. In connection with the November 13, 2006 sale of the instrument business to Bio-Rad, the remaining carrying amount of goodwill of $76,000 was written off.

Other intangible assets represented a technology license acquired in connection with the settlement of litigation in 2003 which is stated at cost and was being amortized on a straight-line basis over its estimated useful life of 17 years. Other intangible assets were reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may no longer be recoverable. In connection with the November 13, 2006 sale of the instrument business, there are no longer any intangible assets recorded on our balance sheet as the intangible assets were associated with the instrument business sold to Bio-Rad.

Long-lived Assets

Long-lived assets, such as property, plant and equipment and purchased intangible assets, are reviewed for impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of an asset group’s carrying amount to future net undiscounted cash flows the asset group is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the projected discounted future net cash flows arising from the assets. As of December 31, 2006, the Company believes no such impairment existed. Other long-term assets consist primarily of the offering costs of the convertible senior notes and security deposits for the Company’s leased facilities.

Revenue Recognition

Revenue from product sales, including systems, accessories and consumables is recognized upon product shipment, provided no significant obligations remain and collection of the receivables was reasonably assured. Revenue from shipping and handling is generally recognized upon product shipment, based on the amount billed to customers for shipping and handling. The related cost of shipping and handling is included in cost of revenue upon product shipment.

Revenue from sales of separately priced software products is recognized when realized or realizable and earned, which is when the following criteria are met:

•	persuasive evidence of an agreement exists,

•	the price is fixed or determinable,

•	the product has been delivered,

•	no significant obligations remain, and

•	collection of the receivable is deemed probable.

CIPHERGEN BIOSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company generally includes a standard 12-month warranty on its instruments and accessories in the form of a maintenance contract upon initial sale. The Company also sold separately priced maintenance (extended warranty) contracts, which were generally for 12 or 24 months, upon expiration of the initial maintenance contract. Coverage under both the standard and extended maintenance contracts is identical. Revenue for both the standard and extended maintenance contracts was deferred and recognized ratably over the maintenance contract term. Related costs were expensed as incurred. Factors that affected the Company’s warranty costs included the number of installed units, historical and anticipated rates of warranty claims, and cost per claim. In connection with the November 13, 2006 sale of the instrument business, Bio-Rad assumed the rights and obligations under the warranty obligation and maintenance contracts.

For revenue from Biomarker Discovery Center contracts and other consulting contracts, if elements were specifically tied to a separate earnings process, then revenue related to an element was recognized when the specific performance obligation associated with that element was completed. When revenues for an element were not specifically tied to a separate earnings process, they were recognized ratably over the term of the agreement. Revenue from Biomarker Discovery Center services and other consulting contracts were recognized at the completion of key stages in the performance of the service as described in Ciphergen’s agreement with the customer. Often there was only a single element, namely delivery of a scientific report upon completion of Ciphergen’s analysis of customer samples, in which case the Company recognized all the revenue upon the conclusion of the project when all deliverables have been provided to the customer. Revenue was deferred for fees received before earned. Ciphergen’s training was billed based on published course fees and the Company generally recognizes revenue as the training is provided to the customer. BioMarker Discovery contracts and other consulting contracts were transferred to Bio-Rad as part of the sale of the instrument business.

For revenue arrangements with multiple elements that are delivered at different points in time (for example, where Ciphergen has delivered the hardware and software but is also obligated to provide services, maintenance and/or training), the Company evaluated whether the delivered elements have standalone value to the customer, whether the fair value of the undelivered elements was reliably determinable, and whether the delivery of the remaining elements was probable and within the Company’s control. When all these conditions were met, the Company recognizes revenue on the delivered elements. If any one of these conditions is not met, the Company deferred the recognition of revenue until all these conditions were met or all elements had been delivered. Fair values for ongoing maintenance were based upon separate sales of renewals to other customers. Fair values for services, such as training or consulting, were based upon separate sales by the Company of those services to other customers.

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

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs were $87,000 in 2006, $285,000 in 2005, and $665,000 in 2004.

Stock-based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised), “Share-Based Payment” (“SFAS 123(R)”), using the modified prospective transition method. Under this new standard, the Company’s

CIPHERGEN BIOSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Under the modified prospective approach, SFAS 123(R) applies to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled. Under the modified prospective approach, compensation cost recognized in 2006 includes compensation cost for all stock-based payments granted prior to, but not yet vested as of, January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and compensation cost for all stock-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Prior periods were not restated to reflect the impact of adopting the new standard.

The value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model in 2006, 2005 and 2004 with the following weighted assumptions:

	Stock Option Plan			Employee Stock Purchase Plan
	2006	2005	2004	2006	2005	2004

Assumptions:
Risk-free interest rate	4.8%	4.1%	3.2%	5.0%	3.5%	1.9%
Expected life	6.1 years	5 years	5 years	0.5 year	0.5 year	0.5 year
Expected volatility	86%	90%	93%	85%	90%	93%
Expected dividend yield	—	—	—	—	—	—
Weighted average fair values:
Exercise price less than market price	$—	$—	$—	$0.63	$0.71	$1.43
Exercise price equal to market price	$0.90	$1.21	$5.56	$—	$—	$—
Exercise price greater than market price	$—	$—	$—	$—	$—	$—

The expected term of stock options represents the weighted-average period the stock options are expected to remain outstanding and is based on the observed and expected time to post-vesting exercise and post-vesting cancellations of options by employees. Upon the adoption of SFAS 123(R), the Company used a combination of historical and peer group volatility for a blended volatility in deriving its expected volatility assumption as allowed under SFAS 123(R) and SAB No. 107. Prior to January 1, 2006, the Company used the historical volatility. The selection of the blended volatility approach was based upon the Company’s assessment that blended volatility is more representative of future stock price trends than just using historical or peer group volatility. The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of the Company’s stock options. The expected dividend assumption is based on the Company’s history and expectation of dividend payouts.

The stock-based compensation expense recognized in the consolidated statements of operations for the year ended December 31, 2006 is based on awards ultimately expected to vest and has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. In the Company’s pro forma information required under SFAS 123(R)for the periods prior to January 1, 2006, the Company accounted for forfeitures as they occurred.

As a result of adopting SFAS 123(R), the Company’s net loss, and basic and diluted loss per share for the year ended December 31, 2006 would have been $1.6 million and $0.04 per share higher, respectively, than if it had continued to account for stock-based compensation under APB Opinion No. 25. The Company has a 100% valuation allowance recorded against its deferred tax assets. Therefore SFAS 123(R) had no effect on the income tax provision in the consolidated statement of operations or the consolidated statement of cash flows. Stock-based

CIPHERGEN BIOSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

compensation expense by type of award for the years ended December 31, 2006, 2005 and 2004 are as follows (in thousands):

	Years Ended December 31,
	2006	2005		2004

Stock-based compensation expense by type of award:
Employee stock options & employee stock purchases	$1,615		$—	$—
Amortization of deferred stock-based compensation	—		—	602

Total stock-based compensation	$1,615	$		$602

Prior to 2006, the Company accounted for its stock-based employee compensation arrangements using the intrinsic value method of accounting. Unearned compensation expense was based on the difference, if any, on the date of the grant between the fair value of the Company’s stock and the exercise price. Unearned compensation was amortized and expensed using an accelerated method. The Company accounted for stock issued to non-employees using the fair value method of accounting. The following table illustrates the effect on the Company’s net loss and net loss per share had compensation expense for stock-based compensation been determined in accordance with SFAS 123 for these prior periods as follows (in thousands, except per share amounts):

	2005	2004

Net loss as reported	$(35,433)	$(19,841)
Add: Employee stock-based compensation expense in reported net income, net of tax	—	621
Less: Employee stock-based compensation expense determined under the fair value method, net of tax	(5,725)	(6,369)

Pro forma net loss	$(41,158)	$(25,589)

Basic and diluted net loss per share:
As reported	$(1.10)	$(0.68)
Pro forma	$(1.27)	$(0.88)

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

Foreign Currency Translation

The functional currency of Ciphergen Biosystems KK is the Japanese yen. Accordingly, all balance sheet accounts of this operation are translated into U.S. dollars using the current exchange rate in effect at the balance sheet date. The revenues and expenses of Ciphergen Biosystems KK are translated using the average exchange rates in effect during the period, and the gains and losses from foreign currency translation are recorded directly into a separate component of stockholders’ equity under the caption “Accumulated other comprehensive loss.”

The functional currency of BioSepra S.A. was the Euro. Upon the completion of the sale of BioSepra on November 30, 2004, the cumulative translation adjustment relating to BioSepra was included in the determination of the gain on the sale.

CIPHERGEN BIOSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that we recognize in our financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of The Company’s 2007 fiscal year, with the cumulative effect, if any, of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact, if any, of the adoption of SFAS 157 will have on its consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (SAB 108) in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. Traditionally, there have been two widely-recognized methods for quantifying the effects of financial statement misstatements: the “roll-over” method and the “iron curtain” method. The “roll-over” method focuses primarily on the impact of a misstatement on the income statement, including the reversing effect of prior period misstatements; but its use can lead to the accumulation of misstatements in the balance sheet. The “iron-curtain” method, on the other hand, focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior period errors on the income statement. The Company currently uses the “iron-curtain” method for quantifying identified financial statement misstatements. In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of our financial statements and the related financial statement disclosures. This model is commonly referred to as a “dual approach” because it requires quantification of errors under both the “iron curtain” and the “roll-over” methods. SAB 108 permits existing public companies to initially apply its provisions either by (i) restating prior financial statements as if the “dual approach” had always been used or (ii) recording the cumulative effect of initially applying the “dual approach” as adjustments to the carrying values of assets and liabilities as of the beginning of the current fiscal year with an offsetting adjustment to the opening balance of retained earnings in the year of adoption. Use of the “cumulative effect” transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. The provisions of SAB 108 must be applied to annual financial statements no later than the first fiscal year ending after November 15, 2006. Upon adoption, there was no impact on the Company’s consolidated financial statements or related disclosures.

2.	Strategic Alliance with Quest Diagnostics

On July 22, 2005, the Company entered into a strategic alliance agreement with Quest Diagnostics covering a three year period during which the parties will strive to develop and commercialize up to three diagnostic tests. Pursuant to the agreement, Quest Diagnostics will have the non-exclusive right to commercialize these tests on aworldwide basis, with exclusive commercialization rights in territories where Quest Diagnostics has a significant

CIPHERGEN BIOSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

presence for up to five years following commercialization. As part of the strategic alliance, there is a royalty arrangement under which Quest Diagnostics will pay royalties to Ciphergen based on fees earned by Quest Diagnostics for applicable diagnostics services, and Ciphergen will pay royalties to Quest Diagnostics based on Ciphergen’s revenue from applicable diagnostics products. To date, no such royalties have been earned by either party. Quest Diagnostics and Ciphergen have also entered into a supply agreement under which Ciphergen will sell instruments and consumable supplies to Quest Diagnostics to be used for performing diagnostics services which Ciphergen will purchase from Bio-Rad under its manufacturing and supply agreement (see Note 12, “Commitments and Contingencies”). In addition, for an aggregate purchase price of $15 million, Quest Diagnostics purchased 6,225,000 shares of Ciphergen’s common stock, or approximately 17.4% of shares outstanding after the transaction, and a warrant having a term of five years to purchase up to an additional 2,200,000 shares for $3.50 per share. The warrant was valued at approximately $2.2 million based on the fair value as determined by a Black-Scholes model using the following assumptions: risk-free interest rate, 4.04%; expected life, 5 years; expected volatility 69%. Quest Diagnostics also agreed to loan Ciphergen up to $10 million with interest accrued at the prime rate plus 0.5% and paid monthly, solely to fund certain development activities related to the strategic alliance. Borrowings may be made by Ciphergen in monthly increments of up to approximately $417,000 on the last day of each month during the first two years of the strategic alliance, and at December 31, 2006, such borrowings amounted to $7.1 million. This loan, collateralized by certain intellectual property of Ciphergen, will be forgiven based on Ciphergen’s achievement of certain milestones related to development, regulatory approval and commercialization of certain diagnostic tests. Should the Company fail to achieve these milestones, the outstanding principal amount of any such loans will become due and payable on July 22, 2010. From the inception of the strategic alliance through December 31, 2006, the Company had spent approximately $7.1 million of the loan proceeds on in-house research and development, as well as collaborations with others, directed towards achieving the milestones.

3.	Inventories, Net (in thousands)

	December 31,
	2006	2005

Raw materials	$—	$1,775
Work in progress	—	1,241
Finished goods	—	2,578

	$—	$5,594

As a result of the sale of the instrument business to Bio-Rad, the company has no inventory as of December 31,2006.

4.	Property, Plant and Equipment, Net (in thousands)

	December 31,
	2006	2005

Machinery and equipment	$3,853	$11,760
Demonstration equipment	649	3,505
Leasehold improvements	2,753	3,669
Computers and equipment	720	1,778
Furniture and fixtures	197	827

	8,172	21,539
Less: Accumulated depreciation and amortization	(5,912)	(14,219)

	$2,260	$7,320

CIPHERGEN BIOSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property, plant and equipment included $0 and $183 of machinery and equipment under capital leases at December 31, 2006 and 2005, respectively. Accumulated amortization of assets under capital leases totaled $0 and $136 at December 31, 2006 and 2005, respectively.

The Company had no construction in progress at December 31, 2006 and 2005.

Depreciation expense for property, plant and equipment was $3,175 in 2006, $4,253 in 2005, and $4,741 in 2004.

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

6.	Gain on Sale of Instrument Business

On November 13, 2006, Ciphergen completed the sale to Bio-Rad Laboratories, Inc. (“Bio-Rad”) of the Company’s protein research tools and collaborative services business (the “instrument business”), which includes the Company’s SELDI technology, ProteinChip® arrays and accompanying software through an asset sale transaction (the “Asset Sale”). Pursuant to the terms of the Asset Sale entered into with Bio-Rad on August 14, 2006, Bio-Rad paid the Company approximately $16 million in cash at the closing of the transaction. An additional $4.0 million of contingent cash consideration includes $2.0 million, subject to certain adjustments, to be held in escrow as security for certain obligations of the Company for three years following the closing, and $2.0 million as a holdback amount to be held by Bio-Rad until the issuance of a re-examination certificate confirming a SELDI patent. (See Note 22 “Subsequent Events,” of the Notes to Consolidated Financial Statements).

CIPHERGEN BIOSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The $6.9 million gain recognized in 2006 on sale of the instrument business to Bio-Rad is summarized as follows (in thousands):

Net Proceeds
Cash proceeds received	$19,000
Less: Transaction costs	(782)

18,218

Cost basis:
Accounts receivable, net, and other current assets	2,661
Inventories	4,536
Property, plant and equipment, net	3,231
Other intangible assets	1,856
Goodwill	76
Other long-term assets	152
Accounts payable and accrued liabilities	(1,400)
Deferred Revenues	(3,420)
Capital lease obligations	(14)
Common stock issued	3,611

11,289

Gain on sale of Instrument Business	$6,929

On November 13, 2006, Bio-Rad and Ciphergen entered into a Stock Purchase Agreement (the “Purchase Agreement”) for the private sale of shares of the Company’s common stock to Bio-Rad for an aggregate purchase price of $3,000,000. The Purchase Agreement also provides for certain registration rights such that if the Company files a registration statement under the Securities Act of 1933, as amended, Bio-Rad may elect to include its shares in that registration, subject to various conditions. The purchase price of $0.972 per share was based on the average closing price for the 5 days preceding the Agreement on August 14, 2006. For accounting purposes, the 3,086,420 shares purchased are valued at $1.17 per share, the closing price on November 13, 2006, the day the transaction closed. The resulting value of $3.611 million is allocated between common stock (3.1 million shares at $0.001 par value) and additional paid-in capital of $3.6 million.

Subsequent to the November 13, 2006 completion of the Asset Sale, both Ciphergen and Bio-Rad recognized business activities on behalf of each party. As of December 31, 2006, Ciphergen owed to Bio-Rad a total of $1,571,000, which consisted of $1,511,000 of accounts receivable Ciphergen collected which belonged to Bio-Rad, $8,000 of operating expense invoices processed by Bio-Rad and reimbursable by Ciphergen to Bio-Rad, and $52,000 of other unbilled receivables from Bio-Rad. Similarly, Bio-Rad owed to Ciphergen a total of $619,000, which consisted of $174,000 of operating expense invoices processed by Ciphergen and reimbursable by Bio-Rad to Ciphergen, $200,000 of sales taxes on the sale of assets, and $245,000 of unbilled receivables from Bio-Rad.

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

CIPHERGEN BIOSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As a result, Ciphergen reported the BioSepra business as a discontinued operation beginning in the fourth quarter of 2004. The operating results of the BioSepra business are presented in the following table (in thousands):

Eleven Months
Ended
November 30,
2004

Revenue	$8,395
Gross profit	4,921
Operating expenses	6,638
Operating loss	(1,717)
Loss before income taxes	(1,734)
Income tax provision	63
Loss from discontinued operations, net of tax	(1,797)

8.	Goodwill and Other Intangible Assets

The Company adopted SFAS 142 on January 1, 2002 for all goodwill and other intangible assets. As a result, goodwill is no longer amortized but rather tested for impairment at least annually and in the interim whenever circumstances indicate that goodwill may be impaired.

The Company performed a transitional goodwill impairment assessment and noted no such impairment of goodwill. The Company also performed annual impairment tests from 2002 through 2006. In 2005, approximately $2.5 million of goodwill related to the Company’s Japanese subsidiary was written off. In 2006, the remaining

CIPHERGEN BIOSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$76,000 of goodwill related to its instrument business was written off due to the sale of its instrument business to Bio-Rad. Goodwill and other intangible assets consisted of the following (in thousands):

	December 31, 2006			December 31, 2005
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Total	Amount	Amortization	Total

Non-amortizing:
Goodwill	$—	$—	$—	$76	$—	$76
Amortizing:
Acquired license related to litigation settlement	—	—	—	5,743	3,326	2,417

	$—	$—	$—	$5,819	$3,326	$2,493

Additions to goodwill and other intangible assets consisted of approximately $346,000 paid in license fees related to a litigation settlement. Amortization expense for these intangible assets was (in thousands):

	2006	2005	2004

Acquired completed technology	$—	$—	$707
Patents	—	—	53
Acquired license related to litigation settlement	907	1,210	1,210

	$907	$1,210	$1,970

There are no longer any intangible assets recorded on our balance sheet. In connection with the asset sale of Ciphergen’s instrument business to Bio-Rad, Ciphergen sublicensed to Bio-Rad certain rights to the license rights for use outside of the clinical diagnostics field. Ciphergen retained exclusive rights to the license rights for use in the field of clinical diagnostics for a five year period, after which it will retain non-exclusive rights in that field. Bio-Rad agreed to pay the royalties due to MAS under the license rights, either directly to Ciphergen (to be paid to MAS) or directly to MAS, at its option.”

The sublicensed license relates to the May 28, 2003 litigation settlement between Ciphergen and Molecular Analytical Systems, Inc. (“MAS”), LumiCyte, Inc. (“LumiCyte”), and T. William Hutchens whereby the Company acquired the undisputed exclusive rights granted to MAS under patents licensed from Baylor College of Medicine and the parties released all claims against each other. These patent rights refer to technology known as SELDI-TOF-MS, and provide the Company with an exclusive worldwide license and right to sublicense the technology and to commercialize any and all products, information and services derived from the technology without limitation.

Furthermore, LumiCyte assigned all rights granted to it from MAS and related to the Baylor College of Medicine patents to the Company without restriction. As part of the settlement:

(a) Ciphergen paid LumiCyte $3.0 million in cash;

(b) Ciphergen issued to LumiCyte 1,250,000 shares of Ciphergen common stock which were valued at $7.8 million; and

(c) Ciphergen agreed to pay license fees to MAS based on the revenues Ciphergen and its affiliates derive from the SELDI technology and recognize between February 21, 2003 and May 28, 2014, provided that such license fees will not exceed $1.0 million during calendar year 2003 or $10.0 million in the aggregate. Through December 31, 2006, the Company had paid or accrued a total of $2.6 million in such license fees.

The license rights were treated as an intangible asset that the Company purchased, and were amortized over its 17-year useful life, from April 1997 to May 2014, using the straight line method. The cost was prorated between

CIPHERGEN BIOSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

cost of products revenue and cost of services revenue based on the ratio of SELDI-based products revenue to SELDI-based services revenue.

9.	Accrued Liabilities (in thousands)

	December 31,
	2006	2005

Payroll and related expenses	$785	$1,795
Compensated absences	320	998
Collaboration and research agreements expenses	1,697	390
Legal and accounting fees	437	1,526
Tax-related liabilities	637	225
Accrued interest on convertible senior notes	185	450
Other accrued liabilities	539	914

	$4,600	$6,298

10.	Warranties and Maintenance Contracts

Until the sale of its instrument business to Bio-Rad, on November 13, 2006, Ciphergen had a direct field service organization that provides service for its products. The Company generally included a standard 12 month warranty on its ProteinChip Systems, ProteinChip Tandem MS Interfaces and accessories in the form of a maintenance contract upon initial sale, after which maintenance and support may be provided under a separately priced contract or on an individual call basis. The Company substituted a maintenance contract in place of a standard 12-month warranty on its instruments and accessories upon initial sale. Ciphergen also sold separately priced maintenance (extended warranty) contracts, which are generally for 12 or 24 months, upon expiration of the initial maintenance contract. Coverage under both the standard and extended maintenance contracts is identical. Revenue for both the standard and extended maintenance contracts is deferred and recognized on a straight line basis over the period of the applicable maintenance contract. Related costs are recognized as incurred.

Changes in product warranty obligations, including separately priced maintenance obligations, during the years ended December 31, 2006 and 2005 were as follows (in thousands):

	2006	2005

Balance at beginning of period	$2,831	$3,778
Add: Costs incurred for maintenance contracts	1,928	2,688
Revenue deferred for separately priced maintenance contracts	3,271	4,287
Less: Deferred Revenue sold to Bio-Rad	(2,206)	—
Settlements made under maintenance contracts	(1,928)	(2,688)
Revenue recognized for separately priced maintenance contracts	(3,896)	(5,234)

Balance at end of period	$—	$2,831

CIPHERGEN BIOSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Long-term Debt and Capital Leases

7.0% Convertible Senior Notes Due 2011

On November 15, 2006, the Company closed the sale of $16,500,000 of Convertible Senior Notes due September 1, 2011(“the New Notes”). Offering costs were $104,000 and fees of $514,500, which were paid on behalf of the debt holders, were recorded as debt discount on the New Notes. Fees paid on behalf of debt holders included the fair value of two warrants issued to underwriters to purchase a total of 200,000 shares of common stock at $1.26 per share. The warrant was valued at approximately $140,000 based on the fair value as determined by a Black-Scholes model using the following assumptions:a risk free interest rate of 4.75%, 5 year contractual life, and 88% volatility rate. Interest on the notes is 7.0% per annum on the principal amount, payable semiannually on March 1 and September 1 of each year, beginning March 1, 2007. The New Notes were sold pursuant to separate exchange and redemption agreements between the Company and each of Highbridge International LLC, Deerfield International Limited, Deerfield Partners, L.P., Bruce Funds, Inc. and Professional Life & Casualty, each holders of the Company’s existing 4.50% Convertible Senior Notes due September 1, 2008 ( “the Old Notes”), pursuant to which holders of an aggregate of $27.5 million of the Old Notes agreed to exchange and redeem their Old Notes for an aggregate of $16.5 million in aggregate principal amount of the New Notes and $11.0 million in cash, plus accrued and unpaid interest on the Old Notes of $0.3 million through and including the day prior to the Closing. The transaction was treated as a debt extinguishment and accordingly, $613,000 of unamortized prepaid offering costs and $868,000 of unamortized debt discount related to the Old Notes were charged to expense as loss on extinguishment of debt. Offering costs and debt discount related to the New Notes will be amortized to interest expense using the effective interest method. Amortization expense in 2006 for the New Notes was $15,000.

The Company issued the New Notes pursuant to an indenture, dated November 15, 2006, between the Company and U.S. Bank National Association, as Trustee. Following the Closing, $2.5 million in aggregate principal amount of the Old Notes remain outstanding.

The New Notes are unsecured senior indebtedness of the Company and bear interest at the rate of 7.00% per annum, which may be reduced to 4.00% per annum if the Company receives approval or clearance for commercial sale of any of its ovarian cancer tests by the U.S. Food and Drug Administration. Interest is payable on March 1 and September 1 of each year, commencing March 1, 2007. The effective interest rate is 7.13% per annum.

The New Notes are convertible at the option of each Holder, at any time on or prior to the close of business on the business day immediately preceding September 1, 2011, into shares of the Company’s common stock at a conversion price of $2.00 per share, equivalent to a conversion rate equal to 500 shares of common stock per $1,000 principal of the New Notes, subject to adjustment in certain circumstances. If a Holder converts all or any portion of its Notes prior to October 31, 2008, upon such conversion, in addition to the Common Stock such Holder would receive, the Holder will be entitled to receive with respect to each Note so converted an amount in cash equal to the difference of (i) the amount of all interest that the Company would be required to pay on such Note from the date of the indenture through October 31, 2008 and (ii) the amount of interest actually paid on such Note by the Company prior to the time of conversion.

Holders of the New Notes have the option to require the Company to repurchase the New Notes under certain circumstances, including at any time after September 1, 2009, if the Company has not received approval or clearance for commercial sale of any of its ovarian cancer test by the FDA. The Company may redeem the notes at its option, in whole or in part, at any time on or after September 1, 2009 at specified redemption prices plus accrued and unpaid interest; provided that the notes will be redeemable only if the closing price of the stock equals or exceeds equals or exceeds 200% of the conversion price then in effect for at least 20 trading days within a period of 30 consecutive trading days ending on the trading day before the date of the notice of the optional redemption. The 8,250,000 shares that could be issued if all convertible senior notes were converted into common stock have not been included in the calculation of loss per share, as these potential common shares are antidilutive. Upon a change of control, each holder of the notes may require the Company to repurchase some or all of the notes at specified

CIPHERGEN BIOSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

redemption prices, plus accrued and unpaid interest. The debenture contains a put option that entitles the holder to require the Company to redeem the debenture at a price equal to 105.0% of the principal balance upon a change in control of the Company.

The notes and common stock issuable upon conversion of the notes were registered with the U.S. Securities and Exchange Commission on Form S-3 on December 15, 2006, and at December 31, 2006 all notes remained issued and outstanding

4.5% Convertible Senior Notes Due 2008

On August 22, 2003, the Company closed the sale of $30.0 million of convertible senior notes due September 1, 2008. Offering costs were approximately $1.9 million. Interest on the notes is 4.5% per annum on the principal amount, payable semiannually on March 1 and September 1, beginning March 1, 2004. The effective interest rate is 5.85% per annum. The notes are convertible, at the option of the holder, at any time on or prior to maturity of the notes into shares of the Company’s common stock initially at a conversion rate of 108.8329 shares per $1,000 principal amount of the notes, which is equal to a conversion price of approximately $9.19 per share. The conversion price, and hence the conversion rate, is subject to adjustment upon the occurrence of certain events, such as stock splits, stock dividends and other distributions or recapitalizations. Because the market value of the stock rose above the conversion price between the day the notes were priced and the closing date, the Company recorded a discount of $2,677,000 related to the intrinsic value of the beneficial conversion feature resulting from this price change and the fact that the initial purchaser of the notes was not required to purchase the notes until the closing date. Immediately after the closing, Ciphergen common stock had a market price of $10.01 per share, or $0.82 per share higher than the conversion price. The value of the beneficial conversion feature was determined by multiplying this difference in the per share price of Ciphergen’s common stock by the 3,264,987 underlying shares. This amount will be amortized to interest expense using the effective interest method over the five-year term of the notes, or shorter period in the event of conversion of the notes. Amortization in 2006, 2005 and 2004 amounted to $473,000, $535,000 and $536,000, respectively.

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

The Company may redeem the notes at its option, in whole or in part, at any time on or after September 1, 2006 at specified redemption prices plus accrued and unpaid interest; provided that the notes will be redeemable only if the closing price of the stock equals or exceeds 150% of the conversion price then in effect for at least 20 trading days within a period of 30 consecutive trading days ending on the trading day before the date of the notice of the redemption. The shares that could be issued if all convertible senior notes were converted into common stock have not been included in the calculation of loss per share as these potential common shares are antidilutive. Upon a change of control, each holder of the notes may require the Company to repurchase some or all of the notes at specified redemption prices, plus accrued and unpaid interest. The debenture contains a put option that entitles the holder to require the Company to redeem the debenture at a price equal to 105.0% of the principal balance upon a change in control of the Company. The Company does not anticipate that the put option will have significant value because no change of control is currently contemplated.

The notes and common stock issuable upon conversion of the notes were registered with the U.S. Securities and Exchange Commission on Form S-3 on October 8, 2003, and at December 31, 2006. Following the closing of the November 15, 2006 sale of $16,500,000 of Convertible Senior Notes due September 1, 2011, holders of an aggregate of $27.5 million of the Old Notes agreed to exchange and redeem their Old Notes for an aggregate of $16.5 million in aggregate principal amount of the New Notes and $11.0 million in cash. Therefore, the remaining $2.5 million in aggregate principal amount of the Old Notes remain outstanding.

CIPHERGEN BIOSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Loan from Quest Diagnostics

On July 22, 2005, Quest Diagnostics agreed to loan the Company up to $10 million. (see Note 2, “Strategic Alliance with Quest Diagnostics.”)

Equipment Financing Loan

In June 2003, the Company entered into a loan and security agreement with General Electric Capital Corporation to obtain financing for up to $5.0 million of capital equipment purchases. The Company financed $2.1 million of capital equipment purchases through this facility at an annual interest rate of 7.48%, repayable in monthly installments over 36 months from the date of each drawdown under the agreement. The loan is collateralized by the equipment being financed as well as certain other assets of the Company. As of December 31, 2006, there was no balance outstanding on the loan as the outstanding loan balance of $377,000 was paid off in July 2006. Total payments made for this facility including principal and interest were $450,000, $771,000, and $707,000 in the years ended December 31, 2006, 2005 and 2004 respectively.

Capital Leases

As of December 31, 2006, The Company no longer held any capital lease agreements. Any agreements, pertaining to certain machinery and equipment in Japan under capital lease agreements with Sumitomo Corporation and other independent finance companies, in place during the year were transferred to Bio-Rad as part of the asset sale transaction between Ciphergen and Bio-Rad, completed on November 13, 2006.

12.	Commitments and Contingencies

Operating Leases

The Company leases various equipment and facilities to support its worldwide manufacturing, research and development, Biomarker Discovery Center, and sales and marketing activities. Total rent expense under all leases was $3,421,000, $3,825,000 and $3,685,000 in the years ended December 31, 2006, 2005 and 2004, respectively. The Company leases its Fremont facility under a non- cancelable operating lease that expires on July 31, 2008. The lease provides for escalations of lease payments of approximately 4% per year and is recognized as rent expense on a straight line basis.

As of December 31, 2006, future minimum payments under non-cancelable operating leases were as follows (in thousands):

2007	$3,745
2008	2,616
2009	87
2010	—
2011 and after	—

$6,448

These future minimum payments will be partially offset by the sub-lease payments for a portion of Ciphergen’s location in Fremont California for $1.6 million and $1.0 million in 2007 and 2008, respectively.

Inventory Purchase Obligations

Ciphergen has an annual obligation for three years to purchase approximately $1,230,000 per year of systems and arrays under its manufacturing and supply agreement with Bio-Rad to support its collaboration agreements with Quest, which may be used as inventory for resale or fixed assets for collaboration purposes.

CIPHERGEN BIOSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Product Development Agreement with a Customer

In the third quarter of 2005, the Company sold nine ProteinChip Systems to one customer for $601,000. The Company also entered into a product development agreement with this same customer, whereby the customer will develop for Ciphergen a specific new product and Ciphergen may pay the customer up to $500,000 based on the customer’s attainment of specified development milestones. Under this agreement, Ciphergen paid this customer $300,000 of development fees during 2005. This was recorded, following EITF 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)”, as a reduction to revenue, resulting in net revenue from this customer of approximately $301,000 in 2005. This constituted approximately 2% of products revenue and 1% of total revenue for 2005. No additional payment was made in 2006. With the sale of the instrument business to Bio-Rad, the product development agreement was also transferred to Bio-Rad.

Non-Cancelable Collaboration Obligations

On October 3, 2005, the Company entered into a two year research and license agreement with University College London and UCL BioMedica Plc. (together, “UCL”) to utilize Ciphergen’s suite of proteomic solutions (Deep Proteometm, Pattern Tracktm Process and ProteinChip® System) to further UCL’s ongoing research in ovarian cancer and breast cancer. Under the terms of the agreement, Ciphergen has exclusive rights to license intellectual property resulting from discoveries made during the course of this collaboration for use in developing, manufacturing and selling products and services utilizing the intellectual property. Additionally, Ciphergen will contribute approximately $2.1 million in cash and $652,000 in the form of Ciphergen equipment, software, arrays and consumable supplies as requested by UCL, valued at Ciphergen’s list selling price, to cover part of the costs incurred by UCL specifically for this research program. $1.1 million of the cash obligation is to be paid in the first year of the agreement and is non-cancelable. The remainder is to be paid in the second year of the agreement and is cancelable with three months advance notice. As of December 31, 2006, the Company had expensed $1,389,000, of which $57,000 represented the Company’s cost for the arrays and consumables it had provided.

On October 13, 2006, the company entered into a two year research and collaboration agreement with The Ohio State University Research Foundation directed at discovery, purification, identification and/or validation of Biomarkers related to thrombotic thrombocytopenic purpura and production of associated technology. Under the terms of the agreement, Ciphergen will have exclusive rights to license discoveries made during the course of this collaboration. Ciphergen will pay the financial contribution to the University in consideration for costs incurred by the University specifically used in furtherance of this research program for $149,500 in total during the first 15 months of the agreement. The contribution of $149,500 is non-cancelable. There is no financial contribution obligation for the remaining 9 months of the agreement.

On December 21, 2006, the company extended its research collaboration agreement through December 31, 2009 with The Johns Hopkins University School of Medicine directed to the discovery and validation of biomarkers in human subjects, including but not limited to clinical application of biomarkers in the understanding, diagnosis, and management of human diseases. Under the original agreement, which expired December 31, 2006, Ciphergen has an outstanding obligation to pay $305,000, which had been accrued and charged to research and development expense. Ciphergen paid $685,000 of collaboration expenses to John Hopkins in 2006 and expensed them to research and development. Under the extended agreement, which is effective January 1, 2007, Ciphergen has an obligation to provide additional collaboration funding of $600,000 for 2007. The first year contribution of $600,000 is non-cancelable.

On October 4, 2006, the company entered into a one year research and development agreement with Katholieke Universiteit Leuven, Belgium directed at discovery, validation, and characterization of novel Biomarkers related to gynecologic disease. Under the terms of the agreement, Ciphergen will have exclusive rights to license discoveries made during the course of this collaboration. Ciphergen will contribute 45,000 Euros or

CIPHERGEN BIOSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$59,300 per year to fund sample collection at the University from patients undergoing evaluation of a persistent mass who undergo surgical intervention. The first year contribution of 45,000 Euros or $59,300 is non-cancelable.

Litigation

On June 26, 2006, Health Discovery Corporation filed a lawsuit against us in the U.S. District Court for the Eastern District of Texas (Marshall Division), claiming that software used in certain of Ciphergen’s ProteinChip® Systems infringes on three of its United States patents. Health Discovery Corporation is seeking injunctive relief as well as unspecified compensatory and enhanced damages, reasonable attorney’s fees, prejudgment interest and other costs. On August 1, 2006 Ciphergen filed an unopposed motion with the Court to extend the deadline for Ciphergen to answer or otherwise respond until September 2, 2006. Ciphergen filed its Answer and Counterclaim to the Complaint with the Court on September 1, 2006. On January 10, 2007, the court granted Ciphergen’s motion to transfer the case to the Northern District of California. The case is scheduled for a case management conference on April 27, 2007 in the Northern District of California. Given the early stage of this action, the Company cannot predict the ultimate outcome of this matter at this time.

13.	Stockholders’ Equity

At December 31, 2006 and 2005, 5,000,000 shares of preferred stock were authorized, but no shares were issued or outstanding.

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

14.  Stock Options, Warrants and Employee Stock Purchase Plan

1993 Stock Option Plan

The Company has no shares of common stock reserved for sale to employees, directors or consultants under its 1993 Stock Option Plan (the “1993 Plan”). Under the 1993 Plan, options were granted at prices not lower than 85% and 100% of the fair market value of the common stock for nonstatutory and statutory stock options, respectively. All outstanding options under the 1993 Plan are now fully vested, and unexercised options generally expire ten years from the date of grant. At December 31, 2006, no shares of common stock were subject to repurchase by the Company. Since the Company’s initial public offering, no options have been granted under the 1993 Plan. During 2004, 2005 and 2006, options for 30,923, 12,040 and 18,250 shares were exercised, respectively. Options for 47,672, 87,113, and 371,979 shares were canceled during 2004, 2005 and 2006, respectively, and the shares reserved under the 1993 Plan were reduced by the same amount.

CIPHERGEN BIOSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2000 Stock Plan

In April 2000, the stockholders approved the 2000 Stock Plan (the “2000 Plan”). At December 31, 2006, the Company had 2,730,178 shares of common stock reserved for future stock option grants to employees, directors and consultants under this stock option plan. Under the 2000 Plan, options may be granted at prices not lower than 85% and 100% of the fair market value of the common stock for nonstatutory and statutory stock options, respectively. Options generally vest monthly over a period of five years and unexercised options generally expire ten years from the date of grant.

During 2004, options for 1,742,625 shares were granted, options for 53,900 shares were exercised, and options for 640,199 shares were canceled. During 2005, options for 2,727,000 shares were granted, options for 216 shares were exercised, and options for 1,319,471 shares were canceled. During 2006, options for 1,569,450 shares were granted, options for 6,595 shares were exercised, and options for 2,740,329 shares were canceled.

During 2005, two executives terminated their employment with the Company. The vesting of a portion of one’s stock options was accelerated, and the exercise periods for both were extended, allowing the executives to potentially purchase option shares that would otherwise have expired. The expense resulting from these changes was not material to the consolidated financial statements.

On January 1, 2004, 2005 and 2006 an additional 1,400,000, 900,000 and 1,300,000 shares were reserved for issuance under the 2000 Plan, respectively.

Activity under these two stock option plans was as follows (in thousands, except per share data):

					Weighted
	Shares	Options Outstanding			Average
	Available	Number of	Price Per	Aggregate	Exercise
	for Grant	Shares	Share	Price	Price

Balances, January 1, 2004	494	4,054	$0.23-$11.96	$21,408	$5.28
Shares reserved for the 2000 Plan	1,400	—
Reduction in shares reserved	(47)	—
Options granted	(1,743)	1,743	3.29-9.99	13,376	7.68
Options canceled/shares repurchased	688	(687)	1.16-11.96	(4,088)	5.95
Options exercised	—	(85)	0.35-8.50	(329)	3.88

Balances, December 31, 2004	792	5,025	0.23-11.96	30,367	6.04
Shares reserved for the 2000 Plan	900	—
Reduction in shares reserved	(87)	—
Shares granted to an officer	(25)	—
Options granted	(2,727)	2,727	0.90-3.90	5,293	1.94
Options canceled	1,406	(1,406)	1.16-11.96	(7,390)	5.25
Options exercised	—	(12)	1.16-1.80	(14)	1.17

Balances, December 31, 2005	259	6,334	0.23-11.96	28,256	4.46
Shares Reserved for the 2000 Plan	1,300	—
Reduction in shares reserved	(372)	—
Options granted	(1,569)	1,569	1.01-1.73	1,890	1.20
Options canceled	3,112	(3,112)	0.90-11.96	(12,958)	4.16
Options exercised	—	(25)	0.23-1.20	(12)	0.49

Balances, December 31, 2006	2,730	4,766	$0.90-$9.60	$17,186	$3.61

CIPHERGEN BIOSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The options outstanding and currently exercisable by weighted average exercise price at December 31, 2006 were as follows:

The options outstanding and currently exercisable by weighted average exercise price at December 31, 2006 were as follows:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
		Contractual	Exercise		Exercise
Range of Exercise Prices	Number	Life	Price	Number	Price
	(In thousands)	(Years)		(In thousands)

$ 0.90-1.01	795	9.1	$0.92	228	$0.90
$ 1.16-2.06	1,383	9.1	1.40	477	1.60
$ 2.19-2.85	394	8.4	2.46	219	2.37
$ 2.96-3.43	162	7.9	2.98	152	2.98
$ 3.49-4.43	694	4.7	3.76	632	3.77
$ 4.53-6.08	379	5.2	5.16	379	5.17
$ 6.38-8.53	371	7.1	8.04	371	8.04
$ 8.64-9.60	589	6.8	9.36	589	9.36

$ 0.90-9.60	4,766	7.6	3.61	3.047	4.85

Stock-Based Compensation

During the years ended December 31, 2004, 2005 and 2006, the exercise prices of all options granted were equal to fair market value on the dates of grant. During the year ended December 31, 2006, the Company recorded $1.6 million of stock-based compensation related to stock options granted to employees.

The allocation of stock-based compensation expense by functional area was as follows (in thousands):

Years Ended
December 31,
2006

Cost of revenue	$144
Research and development	337
Sales and marketing	321
General and administrative	813

Total stock-based compensation	$1,615

During the period from April 1997 through December 31, 2004, the Company recorded $20.9 million of deferred stock-based compensation related to stock options granted to consultants and employees. For options granted to consultants, the Company determined the fair value of the options using the Black-Scholes option pricing model with the following assumptions: contractual lives of ten years; weighted average risk-free rate calculated using rates between 4.5% and 6.2%; expected dividend yield of zero percent; volatility of 75% and deemed values of common stock between $0.35 and $14.67 per share. No options have been granted to consultants since the Company’s initial public offering in 2000. Deferred stock-based compensation expense was recognized in accordance with an accelerated amortization method, over the vesting periods of the related options, which are generally five years.

CIPHERGEN BIOSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The allocation of deferred stock-based compensation expense by functional area was as follows (in thousands):

Years Ended
December 31,
2004

Cost of revenue	$45
Research and development	37
Sales and marketing	93
General and administrative	427

Total stock-based compensation	$602

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

Warrants

At December 31, 2004 no warrants remained outstanding. During 2005, a warrant to purchase 2.2 million shares of Ciphergen common stock at $3.50 per share was issued to Quest Diagnostics as part of the Company’s strategic alliance with Quest Diagnostics (See note 2, “Strategic Alliance with Quest Diagnostics”) . During 2006, two warrants to purchase 100,000 shares each of Ciphergen common stock for a total of 200,000 shares, were issued to Oppenheimer & Co., Inc. for $1.26 per share. Fees paid on behalf of the debt holders were recorded as a discount on the New Notes. Fees paid on behalf of debt holders included the fair value of two warrants issued to underwriters to purchase a total of 200,000 shares of common stock at $1.26 per share. Fair value was determined by the Black Scholes method of valuation using a risk free interest rate of 4.75%, 5 year contractual life, and 88% volatility rate. These warrants were valued at approximately $140,000. (See Note 11 “Long-term Debt and Capital Leases”). At December 31, 2006, all of the aforementioned warrants remained outstanding.

Employee Stock Purchase Plan

In April 2000, the stockholders approved the 2000 Employee Stock Purchase Plan, under which eligible employees may purchase common stock of the Company through payroll deductions. Purchases are made semi-annually at a price equal to the lower of 85% of the closing price on the applicable offering commencement date or 85% of the closing price at the end of the purchase period. At December 31, 2006, the Company had 226,207 shares of common stock reserved for purchase by employees under this Plan. During 2004, 2005 and 2006, purchases of 306,209, 263,542, and 110,291 shares, respectively, were made under this Plan.

On January 1, 2004, 2005 and 2006 an additional 290,795, 180,000 and 170,000 shares, respectively, were reserved for purchase under the 2000 Employee Stock Purchase Plan. On June 3, 2004, the stockholders approved an additional 250,000 shares to be reserved for this Plan.

15.	Income Taxes

The Company accounts for income taxes using the liability method. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and

CIPHERGEN BIOSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

liabilities using the current tax laws and rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

In 2006, 2005, and 2004, the Company has incurred income tax liabilities primarily in France and Japan, as well as in most of the other countries outside the U.S. in which it operates. The Company’s provision for income taxes was due to current foreign income taxes, which were $152,000, $7,000, and $172,000 for the years ended December 31, 2006, 2005 and 2004, respectively, including discontinued operations. Excluding discontinued operations, current foreign income taxes were an expense of $152,000, $7,000, and $109,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

Based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets related to the Company’s operations will not be fully realizable. Accordingly, the Company has provided a full valuation allowance against its net deferred tax assets at December 31, 2006.

Net deferred tax assets (liabilities) consisted of the following (in thousands):

	December 31,
	2006	2005

Depreciation and amortization	$21,515	$8,947
Other	4,093	6,814
Research and development and other credits	9,145	9,515
Net operating losses	46,999	48,767

Deferred tax assets	81,752	74,043
Less: Valuation allowance	(81,752)	(74,043)

	$—	$—

Reconciliation of the statutory federal income tax rate to the Company’s effective tax rate:

	2006	2005	2004

Tax at federal statutory rate	(34)%	(34)%	(34)%
State tax, net of federal benefit	0	(6)	(6)
Research and development and credits	(5)	(3)	(4)
Foreign tax credits	2	(4)	0
Change in valuation allowance	0	48	35
Stock-based compensation	35	0	1
Foreign tax rate difference and other	2	(1)	3
Gain on sale of BioSepra	1	0	6
Provision for income taxes	0%	0%	1%

As of December 31, 2006, the Company has a net operating loss carryforwards of approximately $125 million for federal and $58.8 million for state tax purposes. If not utilized, these carryforwards will begin to expire beginning in 2009 for federal purposes and 2007 for state purposes.

As of December 31, 2006, the Company has $2.9 million of net operation carryforwards from its Japan operations. If not utilized, this carry forward will begin to expire beginning in 2012.

The Company has research credit carryforwards of approximately $4.4 million and $4.7 million for federal and state income tax purposes, respectively. If not utilized, the federal carryforwards will expire in various amounts beginning in 2011. The California credit can be carried forward indefinitely.

CIPHERGEN BIOSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Internal Revenue Code limits the use of net operating loss and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. In the event the Company has had a change in ownership, utilization of the carryforwards could be restricted.

The Company has foreign tax credit carryforwards of approximately $1.35 million for federal income tax purposes. If not utilized, the federal carryforwards will expire beginning 2015.

16.	Accumulated Other Comprehensive Loss

Comprehensive loss generally represents all changes in stockholders’ (deficit) equity except those resulting from investments or contributions by stockholders. The only component of comprehensive loss that is excluded from the net loss is the Company’s cumulative translation adjustments.

17.	Net Loss per Share

Basic net loss per share is computed by dividing net loss for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and potential common shares outstanding during the period, if their effect is dilutive. Potential common shares include shares that could be issued if all convertible senior notes were converted into common stock, common stock subject to repurchase, common stock issuable under the Company’s 1993 and 2000 Employee Stock Purchase Plans, and incremental shares of common stock issuable upon the exercise of outstanding stock options and warrants.

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

	Years Ended December 31,
	2006	2005	2004

Numerator:
Net loss from continuing operations	$(22,066)	$(36,387)	$(36,571)
Net income from discontinued operations	—	954	16,730

Net loss	$(22,066)	$(35,433)	$(19,841)

Denominator:
Weighted average common shares outstanding	36,465	32,321	29,273
Weighted average unvested common shares subject to repurchase	—	—	(29)

Denominator for basic and diluted calculations	36,465	32,321	29,244

Net income (loss) per share, basic and diluted:
Loss per share from continuing operations	$(0.61)	$(1.13)	$(1.25)
Income per share from discontinued operations	—	0.03	0.57

Net loss per share	$(0.61)	$(1.10)	$(0.68)

CIPHERGEN BIOSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the potential shares of common stock that are not included in the diluted net loss per share calculation above because to do so would be anti-dilutive for the periods indicated (in thousands):

	December 31,
	2006	2005	2004

Common stock subject to repurchase	—	—	5
Stock options outstanding	4,766	6,334	5,025
Common stock issuable under employee stock purchase plan	29	41	65
Common stock warrants outstanding	2,400	2,200	—
Shares that could be issued if all convertible senior notes were converted into common stock	8,522	3,265	3,265

	15,717	11,840	8,360

18.	Employee Benefit Plans

The Company maintains the Ciphergen Biosystems, Inc. 401(k) Savings Plan for its U.S. employees. The Plan allows eligible employees to defer up to 90%, subject to the Internal Revenue Service annual contribution limit, of their pretax compensation at the discretion of the employee. Under the Plan, the Company is not required to make Plan contributions. The Company had not made any contributions to the Plan as of December 31, 2006.

19.	Related Parties

On July 22, 2005, Quest Diagnostics purchased approximately 17.4% of the Company. (See Note 2, “Strategic Alliance with Quest Diagnostics”.)

On November 13, 2006, Bio-Rad purchased approximately 7.9% of the Company. (See Note 6, “Gain on the Sale of the Instrument Business”.)

20.	Segment Information and Geographic Data

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

The following table reflects the results of the Company’s sales to external customers by similar products and services for the years ended December 31, 2006, 2005 and 2004 (in thousands). Revenue from discontinued operations has been excluded.

	2006	2005	2004

ProteinChip Systems and related products	$11,292	$18,350	$31,378
Services	6,923	8,896	8,803

	$18,215	$27,246	$40,181

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

CIPHERGEN BIOSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Following is a summary of the geographic information related to revenue from continuing operations and long-lived assets for the years ended December 31, 2006, 2005 and 2004 (in thousands):

	2006	2005	2004

Revenue
United States	$5,155	$12,123	$17,636
Canada	973	923	950
Europe	6,984	7,636	9,387
Asia	5,103	6,564	12,208

Total	$18,215	$27,246	$40,181

Long-lived assets
United States	$2,244	$6,256	$7,308
Canada	0	20	111
Europe	16	561	958
Asia	0	483	938

Total	$2,260	$7,320	$9,315

In 2006, 2005 and 2004, sales to customers in Japan were 23%, 21%, and 25%, respectively, of total revenue from continuing operations

21.	Quarterly Consolidated Financial Data (Unaudited)

The following table presents certain unaudited consolidated quarterly financial information for the eight quarters ended December 31, 2006. Revenue and gross profit for discontinued operations have been excluded in all periods shown as a result of the sale of our BioSepra business. In management’s opinion, this information has been prepared on the same basis as the audited consolidated financial statements and includes all adjustments (consisting only of normal recurring adjustments, except for the non-recurring expense resulting from the litigation settlement) necessary to state fairly the unaudited quarterly results of operations set forth herein.

	First	Second	Third	Fourth	Fiscal
	Quarter	Quarter	Quarter	Quarter	Year
	(In thousands, except per share data)

Total revenue
2006	$7,064	$5,273	$4,662	$1,216	$18,215
2005	6,648	6,941	7,056	6,601	27,246
Gross profit
2006	3,660	2,325	2,182	710	8,877
2005	3,513	3,358	3,707	2,975	13,553
Net loss from continuing operations
2006	(5,464)	(7,735)	(7,016)	(1,851)	(22,066)
2005	(9,332)	(9,328)	(7,476)	(10,251)	(36,387)
Net income (loss) from discontinued operations
2006
2005	—	(67)	—	1,021	954
Net loss
2006	(5,464)	(7,735)	(7,016)	(1,851)	(22,066)
2005	(9,332)	(9,395)	(7,476)	(9,230)	(35,433)

CIPHERGEN BIOSYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	First	Second	Third	Fourth	Fiscal
	Quarter	Quarter	Quarter	Quarter	Year
	(In thousands, except per share data)

Basic and diluted net loss per share from continuing operations
2006	(0.15)	(0.21)	(0.19)	(0.05)	(0.61)
2005	(0.32)	(0.32)	(0.23)	(0.29)	(1.13)
Basic and diluted net income (loss) per share from discontinued operations
2006	0.00	0.00	0.00	0.00	0.00
2005	0.00	0.00	0.00	0.03	0.03
Basic and diluted net loss per share
2006	(0.15)	(0.21)	(0.19)	(0.05)	(0.61)
2005	(0.32)	(0.32)	(0.23)	(0.26)	(1.10)

Quarterly and annual earnings per share are calculated independently, based on the weighted average number of shares outstanding during the periods.

22.	Subsequent Events

The Company’s United States Patent 6,734,022 (the ‘022 patent) is currently under re-examination in the United States Patent and Trademark Office. The ‘022 patent is directed to a fundamental process of SELDI that involves capturing an analyte from a sample on the surface of a mass spectrometry probe derivatized with an affinity reagent, applying matrix and detecting the captured analyte by laser desorption mass spectrometry. In March 2007, the USPTO issued a final office action in the re-examination, rejecting all of the claims of the ‘022 patent. The Company believes that the claims of the ‘022 patent are valid. While the office action is designated “final” the Company has, under the USPTO rules, as much as 6 months to advocate for the patentability of the claimed invention with the patent examiners, after which the Company has recourse to appeal. The Company plans to respond to the final office action and if necessary to appeal the decision. If the USPTO does not issue a re-examination certificate confirming the patentability of all of the claims as originally issued in the ‘022 patent, or claims of equivalent scope, the Company will not be entitled to receive the $2,000,000 holdback amount from Bio-Rad pursuant to the Asset Purchase Agreement between Ciphergen and Bio-Rad. Furthermore, if these claims are canceled or significantly narrowed in scope, the Company may be unable to block competitors from utilizing SELDI to develop diagnostic tests that involve detecting a single diagnostic biomarker, and the Company’s revenues may therefore be adversely affected.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  Ciphergen evaluated its disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this Annual Report on Form 10-K, under the supervision and with the participation of the Company’s principalexecutive and financial officers. Based on that evaluation, the Company’s principal executive and financial officers concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There have been no changes in our internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f), that occurred during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information regarding our directors and executive officers is incorporated by reference from “Election of Directors” in our Proxy Statement for our 2007 Annual Meeting of Stockholders.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended requires our executive officers and directors, and persons who own more than ten percent (10%) of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the “Commission”) and the National Association of Securities Dealers, Inc. Executive officers, directors and greater than ten percent (10%) stockholders are required by Commission regulation to furnish us with copies of all Section 16(a) forms they file. We believe all of our executive officers and directors complied with all applicable filing requirements during the fiscal year ended December 31, 2006.

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

(a) The following documents are filed as part of this Form 10-K:

(1) Financial Statements (included in Part II of this report):

10 Financial Statement Schedules:

The following financial statement schedule of Ciphergen Biosystems, Inc. for the years ended December 31, 2006, 2005 and 2004 is filed as part of this Annual Report and should be read in conjunction with the Consolidated Financial Statements of Ciphergen Biosystems, Inc.

Schedule II — Valuation and Qualifying Accounts

All other schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedule or because the information required is included in the financial statements or notes thereto.

Number		Description of Document

2	.1(6)	Share Purchase Agreement between Ciphergen Biosystems, Inc. and LumiCyte, Inc. dated May 28, 2003
2	.2(9)	Asset Purchase Agreement between Ciphergen Biosystems, Inc. and Pall Corporation dated October 27, 2004
3	.2(1)	Amended and Restated Certificate of Incorporation of Registrant
3	.4(1)	Amended and Restated Bylaws of Registrant
3	.5(4)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred
Stock of Ciphergen Biosystems, Inc.
4	.1(1)	Form of Registrant’s Common Stock Certificate
4	.2(4)	Preferred Shares Rights Agreement between Ciphergen Biosystems, Inc. and Continental Stock Transfer & Trust Company dated March 20, 2002
4	.3(7)	Indenture between Ciphergen Biosystems, Inc. and U.S. Bank National Association dated August 22, 2003
4	.4(11)	Amendment to Rights Agreement between the Company and Wells Fargo Bank, N.A. dated July 22, 2005
4	.5(12)	Amendment to Rights Agreement between the Company and Wells Fargo Bank, N.A. dated September 30, 2005
10	.1(1)	Form of Preferred Stock Purchase Agreement
10	.2(1)	Fourth Amended and Restated Investors Rights Agreement dated March 3, 2000
10	.3(1)	1993 Stock Option Plan
10	.4(1)	Form of Stock Option Agreement

Number		Description of Document

10	.5(1)	2000 Stock Plan and related form of Stock Option Agreement
10	.6(1)	2000 Employee Stock Purchase Plan
10	.7(10)	401(k) Plan
10	.8(1)	Form of Warrant
10	.9(1)	Form of Proprietary Information Agreement between the Registrant and certain of its employees
10	.12(1)	Lease Agreement between the Registrant and John Arrillaga, Trustee of the John Arrillaga Survivor’s Trust and Richard T. Peery, Trustee of the Richard T. Peery Separate Property Trust, dated January 28, 2000, and Amendment No. 1 dated August 8, 2000
10	.23(1)	MAS License Agreement with IllumeSys Pacific, Inc. dated April 7, 1997
10	.24(1)	MAS License agreement with Ciphergen Technologies, Inc. (formerly ISP Acquisition Corporation) dated April 7, 1997
10	.25(1)	Joint Venture Agreement between Registrant and Sumitomo Corporation
10	.26(1)	Distribution and Marketing Agreement between Registrant and Ciphergen Biosystems KK dated March 24, 1999
10	.27(1)	Joint Development Agreement between Registrant and Stanford Research Systems, Inc. dated February 2, 1995 and amendment thereto
10	.28(2)	Asset Purchase Agreement by and between Invitrogen Corporation and Ciphergen Biosystems, Inc. dated June 25, 2001
10	.29(3)	OEM Agreement between Salford Systems and Ciphergen Biosystems, Inc. dated February 27, 2001
10	.30(3)	Supply Agreement between Beckman Coulter, Inc. and Ciphergen Biosystems, Inc. dated November 2, 2001
10	.32(5)	Stock Purchase Agreement between Registrant and SC Biosciences Corporation dated August 30, 2002
10	.33(5)	First Amendment to the Joint Venture Agreement between Registrant, Sumitomo Corporation, SC Biosciences Corporation (a subsidiary of Sumitomo Corporation) and Ciphergen Biosystems KK dated March 15, 2002
10	.34(5)	Second Amendment to Joint Venture Agreement between Registrant, Sumitomo Corporation, SC Biosciences Corporation (a subsidiary of Sumitomo Corporation) and Ciphergen Biosystems KK dated November 15, 2002
10	.35(5)	Third Amendment to Joint Venture Agreement between Registrant, Sumitomo Corporation, SC Biosciences Corporation (a subsidiary of Sumitomo Corporation) and Ciphergen Biosystems KK dated November 15, 2002
10	.36(5)	Exhibit A, which amends the Supply Agreement between Beckman Coulter, Inc. and Registrant dated November 2, 2001
10	.37(5)	Lease Agreement between Symbion and Ciphergen Biosystems A/S dated February 24, 2003
10	.38(5)	Service and Support Agreement between Registrant and Applied Biosystems/MDS Sciex dated April 2, 2001
10	.39(13)	Employment Agreement between Gail Page and Registrant dated December 31, 2005
10	.41(7)	Registration Rights Agreement dated August 22, 2003
10	.42(8)*	Amendment One to Distributor License Agreement between the Registrant and Salford Systems, Inc. dated August 8, 2003
10	.43(8)	Extension of Term of Service and Support Agreement between Registrant and Applied Biosystems/MDS Sciex dated March 10, 2004
10	.44(10)*	Volume Purchase Agreement between Ciphergen Biosystems, Inc. and [*] dated November 13, 2001
10	.45(6)*	Settlement Agreement and Mutual General Release by and among the Company, IllumeSys Pacific, Inc., Ciphergen Technologies, Inc., Molecular Analytical Systems, Inc., LumiCyte, Inc., and T. William Hutchens dated May 28, 2003
10	.46(6)*	Assignment Agreement by and among the Company, IllumeSys Pacific, Inc., Ciphergen Technologies, Inc., Molecular Analytical Systems, Inc., LumiCyte, Inc., and T. William Hutchens dated May 28, 2003

Number		Description of Document

10	.47(6)*	License Agreement between Ciphergen Biosystems, Inc. and Molecular Analytical Systems, Inc. dated May 28, 2003
10	.48(9)	Asset Purchase Agreement between Ciphergen Biosystems, Inc. and Pall Corporation dated October 27, 2004
10	.49(11)*	Strategic Alliance Agreement between the Company and Quest Diagnostics Incorporated dated July 22, 2005
10	.50(11)	Stock Purchase Agreement between the Company and Quest Diagnostics Incorporated dated July 22, 2005
10	.51(11)	Warrant between the Company and Quest Diagnostics Incorporated dated July 22, 2005
10	.52(11)	Credit Agreement between the Company and Quest Diagnostics Incorporated dated July 22, 2005
10	.53(11)	Security Agreement between the Company and Quest Diagnostics Incorporated dated July 22, 2005
10	.54(13)*	Collaborative Research Agreement between University College London, UCL Biomedica plc and Ciphergen Biosystems, Inc. dated September 22, 2005
10	.55(15)	Form of Exchange Agreement, dated as of November 3, 2006 between Ciphergen Biosystems, Inc. and certain holders of its 4.50% Convertible Senior Notes due September 1, 2008
10	.56(14)	Asset Purchase Agreement between Ciphergen Biosystems, Inc. and Bio-Rad Laboratories dated August 14, 2006
21	.1(10)	Subsidiaries of Registrant
23.1		Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm
24.1		Power of Attorney (see page 80)
27	.1(1)	Financial Data Schedule
31.1		Certification of the Chief Executive Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
31.2		Certification of the Chief Financial Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
32		Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from our registration statement on Form S-1, registration number 333-32812, declared effective by the Securities and Exchange Commission on September 28, 2000

(2)	Incorporated by reference to our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission for the period ended June 30, 2001, file number 000-31617

(3)	Incorporated by reference to our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the period ended December 31, 2001, file number 000-31617

(4)	Incorporated by reference to our Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on March 21, 2002

(5)	Incorporated by reference to our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the period ended December 31, 2002, file number 000-31617

(6)	Incorporated by reference to the corresponding exhibits in our Form 8-K filed with the Securities and Exchange Commission on June 11, 2003

(7)	Incorporated by reference to our Registration Statement on Form S-3 filed with the Securities and Exchange Commission on October 8, 2003

(8)	Incorporated by reference to our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the period ended December 31, 2003, file number 000-31617

(9)	Incorporated by reference to the corresponding exhibit in our Form 8-K filed with the Securities and Exchange Commission on December 6, 2004

(10)	Incorporated by reference to our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the period ended December 31, 2004, file number 000-31617

(11)	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on July 28, 2005

(12)	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on October 4, 2005

(13)	Incorporated by reference to our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the period ended December 31, 2005, file number 000-31617

(14)	Incorporated by reference to our Preliminary Proxy Statement on Schedule 14a filed with the Securities and Exchange Commission on September 12, 2006

(15)	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on November 6, 2006

*	Certain portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission. Confidential treatment has been requested with respect to such omitted portions.

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
Gail S. Page
President and Chief Executive Officer

Dated: April 2, 2007

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Gail S. Page and Debra A. Young, and each of them, his true and lawful attorneys-in-fact, each with full power of substitution, for him in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GAIL S. PAGE Gail S. Page	President and Chief Executive Officer, and Director (Principal Executive Officer)	April 2, 2007

/s/ DEBRA A. YOUNG Debra A. Young	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	April 2, 2007

/s/ JAMES L. RATHMANN James L. Rathmann	Director, Executive Chairman	April 2, 2007

/s/ JOHN A. YOUNG John A. Young	Lead Outside Director	April 2, 2007

/s/ JUDY BRUNER Judy Bruner	Director	April 2, 2007

/s/ JAMES S. BURNS James S. Burns	Director	April 2, 2007

/s/ MICHAEL J. CALLAGHAN Michael J. Callaghan	Director	April 2, 2007

/s/ RAJEN K. DALAL, PH.D. Rajen K. Dalal, Ph.D.	Director	April 2, 2007

/s/ KENNETH J. CONWAY Kenneth J. Conway	Director	April 2, 2007

SCHEDULE II

CIPHERGEN BIOSYSTEMS, INC.

VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2006, 2005 and 2004

	Balance at	Additions			Balance
	Beginning of	Charged		Other	at End
	Year	to Earnings	Deductions	Changes	of Year
	(In thousands)

Allowance for doubtful accounts:
31 Dec 2006	$238	$66	$22	$(280)	$2
31 Dec 2005	247	25	34	—	238
31 Dec 2004	553	214	295	(225)	247
Inventory reserve:
31 Dec 2006	2,110	130	522	(1,718)	—
31 Dec 2005	1,997	594	481	—	2,110
31 Dec 2004	1,338	1,843	219	(965)	1,997
Deferred tax valuation allowance:
31 Dec 2006	74,043	7,709	—	—	81,752
31 Dec 2005	57,196	16,847	—	—	74,043
31 Dec 2004	50,250	6,946	—	—	57,196