Form 10-K/A
period 2006-12-31
CIPHERGEN BIOSYSTEMS INC
filed 2007-04-30
CIK 926617

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-31617

CIPHERGEN BIOSYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Delaware	33-059-5156
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

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

The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $23.4 million as of June 30, 2006, based upon the closing price on the Nasdaq Capital Market reported for such date. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose. The number of shares outstanding of the Registrant’s common stock on April 23, 2007 was 39,324,920 shares.

CIPHERGEN BIOSYSTEMS, INC.

FORM 10-K/A

Ciphergen is a registered trademark of Ciphergen Biosystems, Inc. Protein Chip and Biomarker Discovery Center are registered trademarks of Bio-Rad Laboratories, Inc. Biomek is a registered trademark of Beckman Coulter Inc. BioSepra is a registered trademark of Pall Corporation.

Ciphergen Biosystems, Inc. (“Ciphergen,” the “Company,” “we,” “us,” and “our”), is filing this Amendment No. 1 on Form 10-K/A for the year ended December 31, 2006 (the “Form 10-K/A Report”) to amend our Annual Report on Form 10-K for the year ended April 2, 2007 (the “Original Filing”) that was filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2006. This Form 10-K/A is being filed to include responses to certain items required by Part III, which were originally expected to be incorporated by reference in our definitive proxy statement to be delivered to our stockholders in connection with the 2007 annual meeting of stockholders, to the extent that such a meeting would have been held. Except as set forth in this Form 10-K/A Report, no changes have been made to the Original Filing, and this Form 10-K/A Report does not amend, update or change any other items or disclosures in the Original Filing. This Form 10-K/A Report does not reflect events that occurred after the Original Filing

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE REGISTRANT

BOARD STRUCTURE AND CORPORATE GOVERNANCE

Board Structure and Committees

The Board of Directors is divided into three classes serving staggered terms until 2009. The Board has eight directors and the following three committees:

•	audit;

•	executive compensation; and

•	corporate governance and nominating.

Directors Continuing in Office Until the 2007 Annual Meeting of Stockholders

Michael J. Callaghan was a Senior Vice President of MDS Capital Corp. from 1991 through 1996 and became one of our directors in 1998. Prior to joining MDS Capital Corp. in 1992, he was active in several general management positions. Mr. Callaghan began his career with Ernst & Young, where he became a Chartered Accountant. He serves as a director of Systems Xcellence, Inc. as well as that of a private company. He received a B. Comm. from McGill University and an M.B.A. from York University.

Kenneth J. Conway has been President of Starfire Ventures, a private biotech venture capital firm, since 2003. He became one of our directors in April 2006. He also serves as a director of several private companies. From 2000 to 2003, he served as Chief Executive Officer at Vitivity, Inc., a wholly-owned subsidiary of Millennium Pharmaceuticals focused on predictive medicine. Prior to founding Vitivity, he was President and Founder of Millennium Predictive Medicine, Inc. from 1997 to 2000. He spent more than 26 years with Chiron Diagnostics Corporation (formerly Ciba Corning), most recently serving as President of U.S. Group and member of the Office of the President. Mr. Conway has also been the Senior Vice President and General Manager of Immuno Diagnostics, where he led the development and commercialization of the ACS.180, a world-leading system in automated immunodiagnostic testing, and Vice President of several business units at Chiron (Ciba Corning), as well as being Vice President of manufacturing at Corning Medical Division. He received a B.S. in ceramic engineering from Rutgers University and attended the Dartmouth Institute Executive Program at Dartmouth College’s Tuck School of Business Administration.

James L. Rathmann has been President of Falcon Technology Management Corporation and a general partner of Falcon Technology Partners, L.P. since its founding in 1993. Mr. Rathmann has been one of our directors since our inception and became our Executive Chairman in December 2005. He serves as a director of several private companies. Prior to joining Falcon Technology in 1993, he was Senior Vice President of Operations at Soft-Switch, Inc. from 1984 to 1993. He received a B.A. in Mathematics from the University of Colorado and an M.S. in Computer Science from the University of Wisconsin.

Directors Continuing in Office Until the 2008 Annual Meeting of Stockholders

James S. Burns has been President and Chief Executive Officer of EntreMed, Inc. since June 2004 and a director since September 2004. He became one of our directors in 2005. From 2001 to 2003, Mr. Burns was a co-founder and served as President and as Executive Vice President of MedPointe, Inc., a specialty pharmaceutical company that develops, markets and sells branded prescription pharmaceuticals. From 2000 to 2001, he served as a founder and Managing Director of MedPointe Capital Partners, a private equity firm that led a leveraged buyout to form MedPointe Pharmaceuticals. Previously, Mr. Burns was a founder, Chairman, President and Chief Executive Officer of Osiris Therapeutics, Inc., a biotech company developing therapeutic stem cell products for the regeneration of damaged or diseased tissue. He has also been Vice Chairman of HealthCare Investment Corporation and a founding General Partner of Healthcare Ventures L.P., a venture capital partnership specializing in forming companies build around new pharmaceutical and biotechnology products; Group President at Becton Dickinson and

Company, a multidivisional biomedical products company; and Vice President and Partner at Booz Allen & Hamilton, Inc., a multinational consulting firm. Mr. Burns is Chairman of the Executive Committee of the American Type Culture Collection (ATCC) and serves as a director of Symmetry Medical, Inc. He earned his B.S. and M.S. degrees in biological sciences from the University of Illinois and an M.B.A. from DePaul University.

Rajen K. Dalal, Ph.D. is an industry consultant and became one of our directors in 2003. From October 2006, he has served as Chief Executive Officer of Aviir, Inc. , a molecular diagnostics company. From 2002 to 2005, he was the President and Chief Executive Officer of Guava Technologies, Inc., a biotechnology company based on mammalian cell profiling and analysis. Prior to joining Guava, Dr. Dalal was at Chiron Corporation where he was most recently President of its Blood Testing Division. Prior to joining Chiron in 1991, Dr. Dalal was a leader of McKinsey & Company’s pharmaceuticals and technology management groups. Dr. Dalal received a bachelor’s degree in chemistry from St. Xavier’s College, the University of Bombay; a master’s degree in biochemical engineering from the Massachusetts Institute of Technology; and an M.B.A. from the University of Chicago.

John A. Young has been one of our directors since our inception, was our Chairman from 1995 to December 2005 and became our Lead Outside Director in December 2005. Mr. Young was President and Chief Executive Officer of Hewlett-Packard Company from 1978 until his retirement in 1992. He serves as a director of another public life science company, Affymetrix, Inc., and also serves as a director of several private companies. He received a B.S.E.E. from Oregon State University and an M.B.A. from the Stanford Graduate School of Business.

Directors Continuing in Office Until the 2009 Annual Meeting of Stockholders

Judy Bruner is Executive Vice President, Administration and Chief Financial Officer of SanDisk Corporation. She became one of our directors in 2003 and is also chairman of our Audit Committee. She joined SanDisk in June 2004 after serving on their board of directors for two years. Ms. Bruner served as Senior Vice President and Chief Financial Officer of palmOne, Inc. from September 1999 through June 2004. Previously, Ms. Bruner held a succession of financial management positions at 3Com Corporation from 1988 to 1999. Ms. Bruner was Controller and Chief Financial Officer at Ridge Computers, Inc. from 1984 to 1988, and she held a variety of financial positions at Hewlett-Packard Company from 1980 to 1984. Ms. Bruner holds a B.A. in economics from the University of California, Los Angeles and an M.B.A. from Santa Clara University.

Gail S. Page has been Chief Executive Officer and a Director since December 2005. She joined us in January 2004 as President of Ciphergen’s Diagnostic Division and an Executive Vice President of Ciphergen Biosystems, Inc., and was promoted to President and Chief Operating Officer of Ciphergen Biosystems, Inc. in August 2005. From October 2000 to January 2003, she was Executive Vice President and Chief Operating Officer of Luminex Corporation. From 1988 to 2000, she held various senior level management positions with Laboratory Corporation of America (“LabCorp”). In 1993, she was named Senior Vice President, Office of Science and Technology at LabCorp, responsible for the management of scientific affairs in addition to the diagnostics business segment. Additionally, from 1995 to 1997, she headed the Cytology and Pathology Services business unit for LabCorp. From 1988 to 2000, she was a member of the Scientific Advisory Board and served as its chairman from 1993 to 1997. Prior to her years at LabCorp and its predecessor, Roche Biomedical, she worked in various functions in the academic and diagnostic industry. She received her Medical Technology degree in 1976 from the University of Florida in combination with an A.S. in cardiopulmonary technology.

Board Meetings and Committees

The Board of Directors held a total of 9 meetings during the fiscal year ended December 31, 2005. Throughout fiscal year 2006, all directors attended greater than 75% of the aggregate of all meetings of the Board of Directors and the committees of the Board upon which such directors served. The Board of Directors has a standing Audit Committee, Compensation Committee, and Nominating and Governance Committee. The charters of these committees are available in the Corporate Governance section on the Company’s website (www.ciphergen.com).

Audit Committee

The Audit Committee is chaired by Judy Bruner and also includes James Burns and Michael J. Callaghan each of whom is an “independent director” as that term is defined under Rule 10A-3(b)(1) of the Exchange Act and in accordance with the current Nasdaq Stock Market’s director independence and listing standards. The Board has determined that Ms. Bruner qualifies as an “audit committee financial expert” as defined under Item 401(h) of Regulation S-K. The Committee is responsible for assuring the integrity of our financial controls, audit and reporting functions. It reviews with our management and our independent registered public accounting firm the effectiveness of our financial controls, accounting and reporting practices and procedures. In addition, the Audit Committee reviews the qualifications of our independent registered public accounting firm, makes recommendations to the Board of Directors regarding the selection of our independent registered public accounting firm, and reviews the scope, fees and results of activities related to audit and non-audit services. The Audit Committee held 7 meetings during fiscal 2006, including six meetings with representatives of the independent registered public accounting firm in attendance.

Compensation Committee

The Compensation Committee is chaired by Kenneth J. Conway and also includes Michael J. Callaghan and John A. Young, each of whom is an “independent director” as defined under Rule 10A-3(b)(1) of the Exchange Act and in accordance with the current Nasdaq Stock Market’s director independence and listing standards. Its principal responsibility is to administer our stock plans and to set the salaries and incentive compensation, including stock option grants, for the Company’s President and Chief Executive Officer and senior executive officers. The Compensation Committee held three meetings during fiscal 2006. A report of the Compensation Committee is included later in this Form 10-K report. The Compensation Comittee’s charter is available within the Company’s website at www.Ciphergen.com.

Nominating and Governance Committee

The Nominating and Governance Committee is chaired by John A. Young and also includes Rajen K. Dalal and James L. Rathmann, each of whom is an “independent director” as defined under Rule 10A-3(b)(1) of the Exchange Act and in accordance with the current Nasdaq Stock Market’s director independence and listing standards. The Board has adopted a written charter for the Nominating and Governance Committee. The responsibilities of the Nominating and Governance Committee include developing a Board of Directors capable of advising the Company’s management in fields related to current or future business directions of the Company, and regularly reviewing issues and developments relating to corporate governance issues and formulating and recommending corporate governance standards to the Board of Directors. The Nominating and Governance Committee held three meetings during fiscal 2006.

The Committee approves all nominees for membership on the Board, including the slate of director nominees to be proposed by the Board to our stockholders for election or any director nominees to be elected or appointed by the Board to fill interim director vacancies on the Board.

In addition, the Committee appoints directors to committees of the Board and suggests rotation for chairpersons of committees of the Board as it deems desirable from time to time; and it evaluates and recommends to the Board the termination of membership of individual directors in accordance with the Board’s corporate governance principles, for cause or other appropriate reasons (including, without limitation, as a result of changes in directors’ employment or employment status). We have in the past used, and the Committee intends in the future to use, an executive recruiting firm to assist in the identification and evaluation of qualified candidates to join the Board; for these services, the executive recruiting firm is paid a fee. Director nominees are expected to have considerable management experience that would be relevant to our current and expected future business directions, a track record of accomplishment and a commitment to ethical business practices.

The Committee assists the Board in identifying qualified persons to serve as directors of the Company. The Committee evaluates all proposed director nominees, evaluates incumbent directors before recommending re-nomination, and recommends all approved candidates to the Board for appointment or nomination to Company stockholders. The Committee selects as candidates to the Board for appointment or nomination individuals of high personal and professional integrity and ability who can contribute to the Board’s effectiveness in serving the interests of the Company’s stockholders.

Stockholders Communications

Stockholders of the Company may communicate directly with the Board in writing, addressed to:

Board of Directors
c/o Corporate Secretary
Ciphergen Biosystems, Inc.
6611 Dumbarton Circle
Fremont, California 94555 U.S.A.

The Corporate Secretary will review each stockholder communication. The Corporate Secretary will forward to the entire Board (or to members of a Board committee, if the communication relates to a subject matter clearly within that committee’s area of responsibility) each communication that (a) relates to the Company’s business or governance, (b) is not offensive and is legible in form and reasonably understandable in content, and (c) does not merely relate to a personal grievance against the Company or a team member or to further a personal interest not shared by the other stockholders generally.

The Committee has not established a procedure for considering nominees for director nominated by the Company’s stockholders. The Board believes that our independent committee can identify appropriate candidates to our Board. Stockholders may nominate candidates for director in accordance with the advance notice and other procedures contained in our Bylaws.

The Company encourages each of its directors to attend each Annual Meeting of the Company’s stockholders whenever attendance does not unreasonably conflict with the director’s other business and personal commitments. Three directors attended the 2006 Annual Meeting of Stockholders.

Compensation Committee Interlocks and Insider Participation

None of our executive officers serves as a member of the board of directors or compensation committee of any entity that has one or more of its executive officers serving as a member of our Board of Directors or Compensation Committee.

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

ITEM 11.  EXECUTIVE COMPENSATION

COMPENSATION COMMITTEE REPORT

Ciphergen’s executive compensation program for our named executive officers (“NEOs”) is administered by the Compensation Committee of the Board of Directors (the Committee). The Committee has reviewed the Compensation Discussion and Analysis and discussed that analysis with management. Based on its review and discussions with management, the Committee recommended to the Board that the Compensation Discussion and Analysis be included in Ciphergen’s Annual Report on Form 10-K/A for 2006.

This report is provided by the following independent directors, who comprise the Committee:

Kenneth J. Conway, Chairman
Michael J. Callaghan
John A. Young

COMPENSATION DISCUSSION AND ANALYSIS

This section describes the compensation program for our NEOs. In particular, this section focuses on our 2006 compensation program and related decisions.

Executive Officers in 2006

James P. Merryweather, Ph.D., 57, joined us in March 2005 as Executive Vice President, Pharmaceutical Corporate Development and since December 2005 has served as Executive Vice President, Sales and Marketing. Prior to joining Ciphergen, Dr. Merryweather spent five years at Incyte Corporation, most recently as Executive Vice President of Business Development and Commercial Operations. Prior to joining Incyte, he was at Millennium Pharmaceuticals as Vice President, Program Management. Prior to joining Millennium, he spent 15 years at Chiron Corporation in a variety of roles ranging from Senior Scientist to Director of Project Management. Dr. Merryweather has spent over 20 years in the biotechnology industry in senior positions in research and development, program management and business development. Dr. Merryweather graduated with a B.S. in chemistry from Northern Illinois University and a Ph.D. in biochemistry from Washington State University. On January 11, 2007, Dr. Merryweather resigned from the Company and is currently consulting for us.

Gail S. Page, 51, has been Chief Executive Officer and a Director since December 2005. She joined us in January 2004 as President of Ciphergen’s Diagnostic Division and an Executive Vice President of Ciphergen Biosystems, Inc., and was promoted to President and Chief Operating Officer of Ciphergen Biosystems, Inc. in August 2005. From October 2000 to January 2003, she was Executive Vice President and Chief Operating Officer of Luminex Corporation. From 1988 to 2000, she held various senior level management positions with Laboratory Corporation of America (“LabCorp”). In 1993, she was named Senior Vice President, Office of Science and Technology at LabCorp, responsible for the management of scientific affairs in addition to the diagnostics business segment. Additionally, from 1995 to 1997, she headed the Cytology and Pathology Services business unit for LabCorp. From 1988 to 2000, she was a member of the Scientific Advisory Board and chaired the committee from 1993 to 1997. Prior to her years at LabCorp and its predecessor, Roche Biomedical, she worked in various functions in the academic and diagnostic industry. She received her Medical Technology degree in 1976 from the University of Florida in combination with an A.S. in cardiopulmonary technology.

William C. Sullivan, 59, joined us in February 2004, as Vice President, Diagnostics Operations and in January 2006 he assumed the position of Vice President, Operations. Mr. Sullivan has spent over 25 years in the diagnostics industry, covering all aspects of clinical laboratory operations and diagnostic manufacturing, including quality systems, product development, technical transfer, customer support and operations management. From 2001 until he joined us, Mr. Sullivan was a medical device consultant since 2001. From 1999 to 2001, he was Vice President, Diagnostic Manufacturing at Visible Genetics, Inc. and from 1998 to 1999 he was Vice President, Operations at Nichols Institute Diagnostics (a subsidiary of Quest Diagnostics). Prior to joining Nichols, he was Vice President, Operations at Dianet Med from 1997 to 1998. From 1989 to 1997, Mr. Sullivan served at Laboratory Corporation of America (or its predecessor Roche Biomedical) in a succession of positions covering manufacturing operations. Mr. Sullivan received a B.A. degree from the College of the Holy Cross and subsequently attended graduate school at the University of Pennsylvania. He is certified as a Specialist in Immunology by the American Society for Clinical Pathology.

Debra A. Young, 41, joined the Company as its Chief Financial Officer on November 2, 2006 from ViOptix, Inc., where she served as CFO since 2004. Prior to her service at ViOptix, Ms Young was Chief Financial Officer of the Nuclear Medicine Division of Philips Electronics, a $500 million business. Before her promotion to Chief Financial Officer, she served as Vice President Controller for the Nuclear Medicine Division of Philips, formerly ADAC Laboratories, Inc. Ms. Young has also held positions at Somnus Medical Technologies, Inc. and Ernst & Young LLP.

Compensation Philosophy and Objectives

The goal of the Company’s named executive officer compensation program is the same for the overall Company — to foster compensation policies and practices that attract, engage, and motivate high caliber talent by offering a competitive pay and benefits program. The Company is committed to a total compensation philosophy and structure that provides flexibility in responding to market factors, that rewards and recognizes superior performance, that attracts highly skilled, experienced and capable employees, and that is fair and fiscally responsible.

Elements of Executive Compensation Program

The essential elements of the company’s compensation program include the following:

•	Overall average base salaries targeted at the 50th percentile of the companies with whom we compete for labor talent.

•	Overall average base compensation at a higher target for superior performers.

•	A benefits package that meets personal needs and is equal to or better than those with whom we compete for talent.

•	Monetary and non-monetary incentive plans that motivate employees toward achieving and exceeding our business goals.

The specific elements of compensation for our NEOs are salary, annual bonus and equity incentive compensation.

Performance to be Rewarded

The Committee has designed and implemented compensation programs for named executives to reward them for sustaining our financial and operating performance and leadership excellence, to align their interests with those of our shareowners and to encourage them to remain with the company for long and productive careers. Most of our compensation elements simultaneously fulfill one or more performance, alignment and/or retention objectives.

Base salary and annual bonus are designed to reward annual achievements and be commensurate with the executive’s scope of responsibilities, demonstrated leadership abilities, and management experience and effectiveness. Our other elements of compensation focus on motivating and challenging the executive to achieve superior, longer-term, sustained results.

Method for Determining Amounts

In deciding on the type and amount of compensation for each executive, the Committee seeks to align the interests of the NEOs with those of our shareholders. In making compensation decisions, the Committee reviews the performance of the company and carefully evaluates an executive’s performance during the year against established goals, leadership qualities, operational performance, business responsibilities, career with the company, current compensation arrangements and long-term potential to enhance shareowner value. The types and relative importance of specific financial and other business objectives vary among the company’s NEOs depending on their positions and the particular operations or functions for which they are responsible.

The Committee does not adhere to rigid formulas when determining the amount and mix of compensation elements. Compensation elements for each executive are reviewed in a manner that optimizes the executive’s contribution to the company, and that takes into account an evaluation of the compensation paid by our competitors. The executive compensation program is designed to be flexible in order to respond to an evolving business environment. The Committee formal and informal compensation surveys of companies of similar size and market segment with which the Company competes to benchmark compensation of NEOs.

The Committee reviews both current pay and the opportunity for future compensation to achieve an appropriate mix between equity incentive awards and cash payments in order to meet our objectives. However, prior stock compensation gains are not considered in setting future compensation levels. The mix of compensation elements is designed to reward recent results and motivate long-term performance through a combination of cash and equity incentive awards. During 2006, the Committee received general information about executive compensation from a contract human resources consultant (the “Human Resources Consultant”).

The Committee has primary responsibility for assisting the Board in developing and evaluating potential candidates for executive positions, including the CEO. As part of this responsibility, the Committee oversees the design, development and implementation of the compensation program for the CEO and the other named executives. The Committee evaluates the performance of the CEO and determines CEO compensation in light of the goals and objectives of the compensation program. The CEO (with the assistance of the Human Resources Consultant) and the Committee assess the performance of the other named executives and determine their compensation, based on initial recommendations from the CEO. Other that the general Human Resources Consultant, neither the company nor the Committee has any contractual arrangement with any compensation consultant who has a role in determining or recommending the amount or form of senior executive or director compensation.

The Committee annually reviews and approves stock option grants for the Chief Executive Officer and other NEOs. Grants are based on individual contribution and performance in achieving company business objectives, as well as overall Company performance. Individual grants also take into account the positions and particular operations or functions for which the NEO is responsible.

Stock option grants for NEOs adhere to the same procedural policies as stock option grants for all employees of the Company, as established by the Board of Directors of the Company. The exercise price is the current price of the company’s common stock on the day the grant is approved by the Board of Directors. Stock option grants vest over a four year period and the options expire 10 years from the date the Board of Directors grants the options.

The Chief Executive Officer and other NEOs receive stock option grants at time of hire, and annually thereafter, as recommended by the Committee to the Board of Directors of the Company. Amounts are determined by comparing the level of equity-based compensation is awarded to executives of competing companies, along with consideration for attracting, retaining and motivating the executive officers. The Company does not maintain specific stock ownership guidelines, and does not currently have a policy for recovering awards or payments if the Company is required to restate corporate financials.

Impact of Tax and Accounting

Section 162(m) of the Internal Revenue Code generally prohibits any publicly held company from taking a federal income tax deduction for compensation paid in excess of $1 million in any taxable year to the chief executive officer and the next four highest compensated officers. Exceptions are made for qualified performance-based compensation. It is the Committee’s policy to maximize the effectiveness of our executive compensation in this regard.

Employment Agreements

The Chief Executive Officer and the Chief Financial Officer have current employment agreements which also contain severance and change of control provisions. All other named executives do not have employment, severance or change-of-control agreements. Our named executives serve at the will of the Board, which allows the Board to exercise discretion regarding their service of employment.

The Committee has primary responsibility for assisting the Board in developing and evaluating potential candidates for executive positions, including the CEO. As part of this responsibility, the Committee oversees the design, development and implementation of the compensation program for the CEO and the other named executives. The Committee evaluates the performance of the CEO and determines CEO compensation in light of the goals and objectives of the compensation program. The CEO (with the assistance of the Human Resources Consultant) and the Committee assess the performance of the other named executives and determine their compensation, based on initial recommendations from the CEO. Other than the Human Resources Consultant, neither the company nor the Committee has any contractual arrangement with any compensation consultant who has a role in determining or recommending the amount or form of senior executive or director compensation.

The Committee annually reviews and approves stock option grants for the Chief Executive Officer and other NEOs. Grants are based on individual contribution and performance in achieving company business objectives, as well as overall Company performance. Individual grants also take into account the positions and particular operations or functions for which the NEO is responsible.

Stock option grants for NEOs adhere to the same procedural policies as stock option grants for all employees of the Company, as established by the Board of Directors of the Company. The exercise price is the current price of the company’s common stock on the day the grant is approved by the Board of Directors. Stock option grants vest over a four year period and the options expire 10 years from the date the Board of Directors grants the options.

The Chief Executive Officer and other NEOs receive stock option grants at time of hire, and annually thereafter, as recommended by the Committee to the Board of Directors of the Company. Amounts are determined by comparing the level of equity-based compensation is awarded to executives of competing companies, along with consideration for attracting, retaining and motivating the executive officers. The Company does not maintain specific stock ownership guidelines, and does not currently have a policy for recovering awards or payments if the Company is required to restate corporate financials.

Impact of Tax and Accounting

Section 162(m) of the Internal Revenue Code generally prohibits any publicly held company from taking a federal income tax deduction for compensation paid in excess of $1 million in any taxable year to the chief executive officer and the next four highest compensated officers. Exceptions are made for qualified performance-based compensation. It is the Committee’s policy to maximize the effectiveness of our executive compensation in this regard.

Employment Agreements

The Chief Executive Officer and the Chief Financial Officer have current employment agreements which also contain severance and change of control provisions. All other named executives do not have employment, severance or change-of-control agreements. Our named executives serve at the will of the Board, which allows the Board to exercise discretion regarding their service of employment.

Compensation for the Named Executives in 2006

The specific compensation decisions made for each of the named executives for 2006 reflect the performance of the company against key financial, strategic and operational goals for the year.

Gail Page was appointed President & Chief Executive Officer, effective December 31, 2005, with an annual base salary of $350,000. No increase in Ms. Page’s base salary was implemented in 2006. James Merryweather was hired as Sr. Vice President, Sales & Marketing on January 15, 2005. No increase in Mr. Merryweather’s base salary was implemented in 2006. William Sullivan, Vice President, Corporate Operations received a salary increase of $20,400 per year, effective March 1, 2006. Debra Young was hired as VP, Finance & Chief Financial Officer on November 2, 2006. No salary increase was implemented for Ms. Young during 2006. On April 27, 2007 the Committee met and increased base salaries as noted below:

		12/31/2006 Base	12/31/2007
Named Executive Officer	Title	Salary	Base Salary

Gail Page	President & CEO	$350,000	$364,000
James Merryweather	Sr. VP, Sales & Marketing	$245,000	*
William Sullivan	VP, Corporate Operations	$218,000	$224,500
Debra Young	VP, Finance & CFO	$220,000	$255,500

*	Dr Merryweather resigned from the Company in January 2007.

The Committee recommended and the Board of Directors approved the following named executive 2006 Management Incentive Bonuses which were paid in 2007:

Named Executive Officer	Title	2006 Management Incentive Bonus

Gail Page	President & CEO	$140,000
James Merryweather	Sr. VP, Sales & Marketing	$58,800
William Sullivan	VP, Corporate Operations	$34,900
Debra Young	VP, Finance & CFO	$7,300

Due to certain business circumstances occurring in 2006, the Committee also recommended and the Board of Directors of the Company approved a one time $50,000 bonus to be awarded to the Chief Executive Officer and retention bonuses be awarded to the other NEOs. The Retention Bonus Agreements were implemented to enhance the financial incentive and encouragement for select executives to remain with the company through June 7, 2007. The bonus amounts were distributed to the participants upon execution of the Agreements in 2006.

Named Executive Officer	Title	2006 Retention Bonus

Gail Page	President & CEO	$50,000
James Merryweather	Sr. VP, Sales & Marketing	$50,000
William Sullivan	VP, Corporate Operations	$50.000

In 2006, the Committee recommended and the Board of Directors of the Company approved three classes of stock option grants: (1) on-going incentive stock option grants (Page, Merryweather and Sullivan); (2) new-hire stock option grants (Young); and, (3) retention based stock option grants (Page, Merryweather and Sullivan).

The 2006 On-Going Incentive Stock Option Grants to NEOs were based on individual contribution and performance in achieving company business objectives, as well as overall Company performance. The on-going incentive stock option grant program for NEOs was the same as for employees of overall company. On-going incentive stock option grants had a grant date of June 7, 2006, (the date the grant was approved by the Board), at an option price of $1.20 (which represented the fair value of the Company’s shares on that date). The options vest over a four year period, with 1/48 of the total number of options granted vesting each full month of employment of the NEO. On April 27, 2007 the Committee met and approved stock options grants to NEOs as noted below:

		2006 Incentive	2007 Incentive
		Stock Option Grants	Stock Option
Named Executive Officer	Title	(NEOs)	Grants

Gail Page	President & CEO	125,000	360,000
James Merryweather	Sr. VP, Sales & Marketing	25,000	—
William Sullivan	VP, Corporate Operations	25,000	—
Debra Young	VP, Finance and CFO	—	100,000

Debra Young was hired on November 2, 2006, to become Vice President, Finance & Chief Financial Officer. In 2006, the Committee recommended and the Board of Directors of the Company approved a new hire stock option grant in the amount of 125,000 options for Ms. Young. The options vest over a four-year period: 25% on the one-year anniversary of employment start date, and 1/36th of the remainder for each full month of employment thereafter. The options will be valid over a 10-year period from the date of grant, with option price set at the current market price of our common stock on the date the Board of Directors granted the option.

2006 New Hire Stock Option
Named Executive Officer	Title	Grants (NEOs)

Debra Young	VP, Finance & CFO	125,000 Options

Due to certain business circumstances occurring in 2006, the Committee also recommended and the Board of Directors of the Company approved Retention Stock Option Incentives be awarded to the Chief Executive Officer and named executive officers. The retention stock options had a grant date of June 7, 2006, (the date the grant was approved by the Board), at an option price of $1.20. The options vest over a four year period, with 1/48 of the total number of options granted vesting each full month of employment of the NEO.

		2006 Retention
		Stock Option Grants
Named Executive Officer	Title	(NEOs)

Gail Page	President & CEO	125,000
James Merryweather	Sr. VP, Sales & Marketing	75,000
William Sullivan	VP, Corporate Operations	50,000

Summary Compensation Table

					All
				Option	Other
		Salary	Bonus	Awards(1)	Compensation		Total
Name and Principal Position	Year	$	$	$	$		$

Gail S. Page(2)	2006	$363,970	$190,000	$367,045	$27,113	(4)	$948,129
President, Chief Executive Officer and Director
Debra A.Young(2)(3)	2006	$35,833	$7,333	$7,551	$—		$50,717
Chief Financial Officer and Vice President of Finance
Three Highest Paid Executives (other than CEO and CFO) by Total Comp
James P. Merryweather(2)	2006	$245,000	$99,612	$125,183	$—		$469,795
Former Executive Vice President, Sales and Marketing
William C. Sullivan(2)	2006	$214,600	$75,000	$42,135	$—		$331,735
Vice President, Operations
Eric T. Fung	2006	$205,312	$72,725	$58,774	$—		$336,811
Vice President, Chief Scientific Officer
Executives who left in 2006 whose Total Comp was more than any of above:
William E. Rich	2006	$378,340	$—	$—	$—		$378,340
Former President, Chief Executive Officer and Director
Martin L. Verhoef	2006	$271,758	$—	$—	$—		$271,758
Former Executive Vice President
Matthew J. Hogan	2006	$210,547	$—	$—	$—		$210,547
Former Sr. Vice President and Chief Financial Officer
Daniel M. Caserza	2006	$96,415	$—	$—	$—		$96,415
Former Vice President and Corporate Controller

(1)	The amounts under Option Awards reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2006, in accordance with FAS 123(R) of awards and may include amounts from awards granted in and prior to 2006. The assumptions and method for valuing stock options are set forth in the footnotes to the December 31, 2006 Form 10K.

(2)	NEOs

(3)	Debra A. Young was hired on November 2, 2006.

(4)	Other compensation represents automobile lease and automobile expenses.

Employment and Severance Agreements

We entered into an employment agreement, dated August 24, 2000, with William E. Rich, Ph.D., our former President and Chief Executive Officer. The agreement provides that if his employment terminates other than voluntarily or for “Cause” or there is a “Constructive Termination,” Dr. Rich will continue to receive his salary and normal employee benefits for a period of 12 months. Additionally, his stock options will continue to vest for 24 months. The agreement also provides that immediately prior to any “Change in Control” in the Company, the vesting schedule for his held options will be accelerated by one year. Likewise, the agreement provides that if the Company is acquired and within 12 months afterwards Dr. Rich’s employment is terminated or constructively terminated without cause, Dr. Rich will receive severance pay and normal employee benefits for a period of 12 months and all of the options granted to him will immediately vest.

On December 31, 2005, we entered into a retirement agreement with William E. Rich, Ph.D., our former Chief Executive Officer, whereby Dr. Rich will continue to provide consulting services to the Company for one year following his retirement. This retirement agreement superseded Dr. Rich’s employment agreement dated August 24, 2000. In consideration for consulting services, Dr. Rich will receive $30,000 per month during the term of the consulting period, as well as health benefits, use of a company car and reimbursement for costs of a cell phone. Additionally, the vesting of stock options granted to Dr. Rich while he was an employee was accelerated by two years, and all remaining unvested options were canceled. Dr. Rich’s vested options may be exercised up to one year following the end of his consultancy period.

We entered into an employment agreement, dated January 15, 2005, with James P. Merryweather, Ph.D., Executive President. The agreement provides that if his employment terminates other than voluntarily or for “Cause” or there is a “Constructive Termination,” Dr. Merryweather will continue to receive his salary and medical benefits for a period of 12 months. The agreement also provides that if the Company is acquired and within 12 months afterwards Mr. Merryweather’s employment is terminated or constructively terminated without cause, he will receive severance pay and medical benefits for a period of 12 months and all of the options granted to him will immediately vest.

The agreement provides that if his employment terminates other than voluntarily or for “Cause” or there is a “Constructive Termination,” Dr. Merryweather will continue to receive his salary and medical benefits for a period of 12 months. The agreement also provides that if the Company is acquired and within 12 months afterwards Mr. Merryweather’s employment is terminated or

We entered into an employment agreement, dated December 31, 2005, with Gail S. Page, President and Chief Executive Officer and Director. The agreement provides that if her employment terminates other than voluntarily or for “Cause” or there is a “Constructive Termination,” Ms. Page will continue to receive her salary and medical benefits for a period of 12 months. The agreement also provides that if the Company is acquired and within 12 months afterwards Ms. Page’s employment is terminated or constructively terminated without cause, she will receive severance pay of her current salary ($364,000 in 2007) and medical benefits for a period of 12 months and all of the options granted to her will immediately vest.

On February 2, 2006, we entered into a severance and release agreement with Martin L. Verhoef, our former Executive Vice President, whereby Mr. Verhoef will continue to receive $21,667 per month plus health benefits for 12 months following the termination of his employment and effective December 30, 2005. The period during which Mr. Verhoef’s vested stock options as of his termination date may be exercised was extended to June 30, 2006. Mr. Verhoef’s employment agreement dated January 8, 2004 was also terminated effective as of December 30, 2005.

We entered into a consulting agreement, dated March 22, 2006, with Matthew J. Hogan, formerly Senior Vice President and Chief Financial Officer, whereby Mr. Hogan will continue to provide consulting services to the Company three days per week for up to six months following his resignation, agree not to compete with the Company or solicit the services of the Company’s employees, and execute a general release of claims in favor of the Company. In consideration, Mr. Hogan will continue to receive compensation at his current base rate of pay during the term of the consulting period. Mr. Hogan’s base salary is $20,417 per month. Stock options granted to Mr. Hogan while he was an employee will continue to vest while he serves as a consultant.

On January 5, 2007, we entered into a consulting agreement, dated January 5,2007 with James P. Merryweather, Ph.D., formerly Executive President whereby Dr. Merryweather will continue to provide consulting services to the Company to the Company two days per week for up to six months following his resignation, agree not to compete with the Company or solicit the services of the Company’s employees, and execute a general release of claims in favor of the Company, for six months following his resignation. This consulting agreement supersedes Dr. Merryweather’s employment agreement dated January 15, 2005. In consideration for consulting services, Dr. Merryweather will receive $20,417 per month during the term of the consulting period.

Summary Table.  The following table sets forth, for each of Ciphergen’s equity-based compensation plans, the number of shares of Ciphergen common stock subject to outstanding options and rights, the weighted-average exercise price of outstanding options, and the number of shares available for future award grants as of December 31, 2006.

Grants of Plan Based Awards

								All Other	All Other
								Stock	Option		Grant
								Awards:	Awards:	Exercise	Date	Repriced or
		Estimated Future Payouts			Estimated Future Payouts			Number of	Number of	or Base	Fair	Materially
		Under Non-Equity			Under Equity			Shares of	Securities	Price of	Value of	Modified
		Incentive Plan Awards			Incentive Plan Awards			Stock or	Underlying	Option	Option	Options
	Grant	Threshold	Target	Maximum	Threshold	Target	Maximum	Units	Options	Awards	Awards	and SARs
Name	Date	($)(1)	($)	($)(1)	(#)(2)	(#)(2)	(#)(2)	(#)	(#)	($/Sh)	($/Sh)(3)	($/Sh)

Gail S. Page(1)	2006	—	$175,000	—	—	—	—	250,000	—	$1.20	$453,000	—
President, Chief Executive Officer and Director
Debra A. Young(2)	2006	—	$55,000	—	—	—	—	125,000	—	$1.01	$106,375	—
Chief Financial Officer and Vice President of Finance
Three Highest Paid Executives
James P. Merryweather	2006	—	$73,500	—	—	—	—	100,000	—	$1.20	$181,200	—
Former Executive Vice President, Sales and Marketing
William C. Sullivan	2006	—	$43,600	—	—	—	—	75,000	—	$1.20	$135,300	—
Vice President, Operations
Eric T. Fung	2006	—	$40,000	—	—	—	—	75,000	—	$1.20	$135,300	—
Vice President, Chief Scientific Officer

(1)	The Target Bonus is based on a percentage of annual base salary and was reviewed by the Compensation Committee prior to payout in 2007 and prorated based on Company performance and time of service.

(2)	The Company has no equity based incentive award program.

(3)	The amounts under Option Awards reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2006, in accordance with FAS 123(R) of awards and may include amounts from awards granted in and prior to 2006. The assumptions and method for valuing stock options are set forth in the footnotes to the December 31, 2006 Form 10-K.

Equity Compensation Plan Table

Number of Shares of
	Number of Shares				Common Stock Remaining
	of Common Stock to				Available for Future
	be Issued Upon				Issuance Under Equity
	Exercise of		Weighted-Average		Compensation Plans
	Outstanding		Exercise Price of		(Excluding Shares
	Options		Outstanding Options		Reflected
Plan Category	and Rights		and Rights		in the First Column)

Equity compensation plans approved by security holders	4,794,739	(1)	$3.59	(2)	2,900,176
Equity compensation plans not approved by security holders	—		—		—

Total	4,794,739		$3.59		2,900,176

(1)	Includes outstanding stock options for 421,820 shares under the 1993 Plan and 4,343,995 shares under the 2000 Plan. Also includes 28,924 shares after giving effect to estimated purchases under the ESPP for the purchase period that will end on May 1, 2007 based on participant contributions through December 31, 2006.

(2)	December 31, 2006 Weighted Average Exercise Price for shares outstanding is $3.61. Including the 28,924 estimated ESPP shares for the purchase period that will end on May 1, 2007 based on participant contributions through December 31, 2006, with an estimated per share price of $0.89 (based upon November 1, 2006 close price of $1.05 multiplied by 85%), the adjusted weighted average becomes 3.59.

(3)	Includes 2,413,303 shares for the 2000 Plan. On January 1 of each year during the term of the 2000 Plan, the total number of shares available for award purposes under the 2000 Plan will increase by the lesser of (i) 2,150,000 shares, (ii) 5% of the outstanding shares of common stock on the last day of the immediately preceding fiscal year, or (iii) an amount determined by the Board. The aggregate number of shares available for issuance under the 2000 Plan increased by 1,300,000 shares on January 1, 2006. Also includes 170,000 shares made available for sale under the ESPP. On January 1 of each year during the term of the ESPP, the total number of shares available for sale under the ESPP will increase by the lesser of (i) 430,000 shares, (ii) 1% of the outstanding shares of common stock on the last day of the immediately preceding fiscal year, or (iii) an amount determined by the Board.

The following table provides information with respect to the outstanding stock options for the named executive officers as of December 31,2006.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END FOR 2006

						Market
	Number of	Number of			Number of	Value of
	Securities	Securities			Shares or	Shares or
	Underlying	Underlying			Units of	Units of
	Unexercised	Unexercisable	Option		Stock That	Stock That
	Options	Options	Exercise	Option	Have not	Have not
	(#)	(#)	Price	Expiration	Vested	Vested
Name	Exercisable	Unexercised	($)	Date	(#)	(#)

Gail S. Page	21,574	21,574	$9.27	1/5/2014	—	$—
	125,000	125,000	$2.19	8/3/2015	41,667	$—
	36,528	36,528	$9.27	1/5/2014	—	$—
	125,000	125,000	$1.20	6/4/2016	109,375	$—
	125,000	125,000	$1.20	6/4/2016	109,375	$—
	191,898	191,898	$9.27	1/5/2014	—	$—
	100,000	100,000	$2.96	2/7/2015	8,333	$—
	400,000	400,000	$0.90	12/18/2015	299,997	$—
Debra A.Young	125,000	125,000	$1.01	10/30/2016	125,000	$—
William C. Sullivan	1,000	1,000	$3.70	9/14/2014	750	$—
	4,000	4,000	$3.70	9/14/2014	2,000	$—
	23,337	23,337	$8.53	2/16/2014	—	$—
	5,338	5,338	$1.80	4/4/2015	5,336	$—
	14,662	14,662	$1.80	4/4/2015	7,998	$—
	10,000	10,000	$2.19	8/3/2015	3,334	$—
	38,169	38,169	$8.53	2/16/2014	—	$—
	25,000	25,000	$1.20	6/4/2016	21,875	$—
	50,000	50,000	$1.20	6/4/2016	43,750	$—
	28,494	28,494	$8.53	2/16/2014	—	$—
	7,500	7,500	$0.90	12/18/2015	3,749	$—
James P. Weatherweather	160,000	61,333.00	$2.85	3/9/2015	98,567	$—
	22,333	3,125.00	$1.20	6/6/2016	19,208	$—
	11,999	468.00	$1.20	6/6/2016	11,541	$—
	63,001	8,917.00	$1.20	6/6/2016	54,084	$—
	2,667	0.00	$1.20	6/6/2016	2,667	$—
	10,000	5,000.00	$0.90	12/19/2015	5,000	$—
Totals	1,727,500	1,536,333			971,103	$—

STOCK OPTION EXERCISES

There were no stock option exercises by NEOs in 2006.

Director Compensation

During 2002, the Board of Directors approved a compensation system for outside directors and in 2003 this compensation system was revised. Pursuant to this system, each new outside director shall be granted, on the date of the first meeting of the Board he or she attends, an option to purchase 25,000 shares of Common Stock, vesting monthly over a 24-month period. Each continuing outside director shall be granted an annual option, on the date of each Annual Meeting of Stockholders, to purchase 12,500 shares of our Common Stock, vesting monthly over a 12-month period. In addition, each outside director also receives, at the outside director’s choice, either: (i) payment in the amount of $5,000 paid quarterly as long as such person continues to act as a director, or (ii) an additional option to purchase a number of additional whole shares of Common Stock, which are determined by the Company to have a Black-Scholes valuation on the date of grant approximately equal to $20,000. Also, on the date of each Annual Meeting of Stockholders, the Chairman of the Board will receive an annual grant of an option to purchase 10,000 shares of our Common Stock, vesting monthly over a 12-month period. During fiscal 2005, the Board of Directors also created a new director position entitled “Executive Chairman” in order to assist in the transition of our management team. James L. Rathmann was appointed to serve in this position and received a one-time stock option grant for 150,000 shares, which vests monthly over 24 months. The Chairman of the Audit Committee receives an additional option to purchase 5,000 shares of our Common Stock, vesting monthly over a 12-month period and the Chairmen of the Compensation Committee and the Nominating and Governance Committee, if different from the Chairman of the Board, each receive an additional option to purchase 2,500 shares of our Common Stock, vesting monthly over a 12-month period.

The Company reimburses its directors who are not officers or employees for expenses incurred in attending any Board of Directors or committee meeting. Directors who are also the Company’s officers or employees are not compensated for attending Board of Directors or committee meetings.

Employee directors who meet the eligibility requirements may participate in the Company’s 2000 Employee Stock Purchase Plan.

DIRECTOR COMPENSATION

					Change in
					Pension
				Non-equity	Value and
	Fees Earned			Incentive	Nonqualified	All
	or Paid	Stock		Plan	Deferred	Other
	in Cash	Awards	Option	Compensation	Compensation	Compensation	Total
Name	($)	(1)	Awards	($)	Earnings	($)	($)

Judy Bruner	$20,000	—	$64,326.00	—	—	—	$84,326
John A. Young	—	—	$59,796.00	—	—	—	$59,796
Michael J. Callaghan	—	—	$55,266.00	—	—	—	$55,266
Rajen K. Dalai	—	—	$59,796.00	—	—	—	$59,796
James S. Burns	—	—	$55,266.00	—	—	—	$55,266
James L Rathmann	—	—	$73,386.00	—	—	—	$73,386
Kenneth J. Conway	—	—	$55,266.00	—	—	—	$55,266
Wendell Wierenga	—	—	—	—	—	—	—

(3)	The amounts under Option Awards reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2006, in accordance with FAS 123(R) of awards and may include amounts from awards granted in and prior to 2006. The assumptions and method for valuing stock options are set forth in the footnotes to the December 31, 2006 Form 10K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

% STOCKHOLDERS, DIRECTORS, NOMINEES FOR DIRECTOR AND NAMED EXECUTIVE OFFICERS
Name and Address of Beneficial Holder
Quest Diagnostics Incorporated(2)	7,808,816	19.9%
1290 Wall Street West Lyndhurst, NJ 07071
Wellington Management Company, LLP	3,175,325	8.1%
75 State Street Boston, MA 02109
BioRad Inc.	3,086,420	7.8%
Name and Address of Beneficial Owner
James L. Rathmann(3)	2,896,443	7.4%
Falcon Technology Partners	2,235,431	5.7%
600 Dorset Road Devon, PA 19333
Gail S. Page(4)	702,082	1.8%
John A. Young(5)	412,540	1.0%
167 S. San Antonio Road, Suite 7 Los Altos, CA 94022-3055
Michael J. Callaghan(6)	154,200	*
William C. Sullivan(7)	134,955	*
Judy Bruner(8)	125,500	*
SanDisk Corporation 140 Caspian Court Sunnyvale, CA 94087
Rajen K. Dalal(9)	114,000	*
James S. Burns(10)	25,500	*
Entremed, Inc. 9640 Medical Center Drive Rockville, MD 20850
Kenneth J. Conway(11)	4,083	*
Firestar Ventures 15 Eagles Nest Scituate, MA 02066
ALL DIRECTORS AND EXECUTIVE OFFICERS AS A	4,612,303	11.8%
GROUP (ten persons)(12)

*	less than one percent of outstanding shares

(1)	Applicable percentage ownership is based on 39,324,920 shares of Common Stock outstanding as of April 23, 2007 together with applicable options for such stockholder. The table is based on information supplied by officers, directors and principal stockholders, and Schedules 13G filed with the SEC. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to securities, subject to community property laws, where applicable. Shares of Common Stock subject to options currently exercisable or exercisable within 60 days after April 23, 2007, are deemed outstanding for computing the percentage ownership of the person holding such options, but are not deemed outstanding for computing the percentage of any other person.

(2)	Includes 1,583,816 shares of Common Stock issuable within 60 days of April 12, 2007 upon exercise of a warrant to purchase up to 2,200,000 shares for $3.50 per share which is exercisable at any time prior to July 22, 2010. While the warrant is exercisable for up to 2,200,000 shares, Ciphergen and Quest Diagnostics have clarified that the total number of shares of Common Stock issuable upon exercise of the warrant could at no time cause Quest Diagnostics’ total holdings of Ciphergen’s Common Stock to exceed 19.9% of the total number of outstanding shares of Ciphergen Common Stock (provided that Quest Diagnostics may, prior to or concurrently with the exercise of their warrant, sell such number of shares of Ciphergen Common Stock so that, after the exercise of the warrant and such sale of shares, Quest Diagnostics would not own more than 19.9% of Ciphergen’s Common Stock).

(3)	Includes 290,300 shares in the name of Mr. Rathmann, a director, issuable within 60 days of April 23, 2007 upon exercise of stock options, 18,600 shares currently owned by Mr. Rathmann and 2,235,431 shares held by Falcon Technology Partners, of which Mr. Rathmann is a General Partner.

(4)	Includes 677,082 shares of Common Stock issuable within 60 days of April 12, 2006 upon exercise of stock options.

(5)	Includes 139,440 shares of Common Stock held by family trusts and 269,100 shares issuable within 60 days of April 23, 2007 upon exercise of stock options granted to Mr. Young.

(6)	Includes 134,200 shares issuable within 60 days of April 23, 2007 upon exercise of stock option grants to Michael J. Callaghan, 20,000 shares currently owned by Mr. Callaghan.

(7)	Includes 134,955 shares of Common Stock issuable within 60 days of April 23, 2007 upon exercise of stock options.

(8)	Includes 125,500 shares of Common Stock issuable within 60 days of April 23, 2007upon exercise of stock options.

(9)	Includes 114,000 shares of Common Stock issuable within 60 days of April 23, 2007 upon exercise of stock options.

(10)	Includes 2,000 shares currently owned by Mr. Conway and 45,083 shares issuable within 60 days of April 12, 2006 upon exercise of stock options.

(11)	Includes 25,500 shares of Common Stock issuable within 60 days of April 23, 2007 upon exercise of stock options.

(12)	Includes 1,815,720 shares issuable within 60 days of April 23, 2007 upon exercise of stock options.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In the Company’s last fiscal year, there has not been nor is there currently proposed any transaction or series of similar transactions to which the Company was or is to be a party in which the amount involved exceeds $120,000 and in which any director, executive officer, holder of more than 5% of the Common Stock of the Company or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest other than (1) compensation agreements and other arrangements, which are described where required in “Employment and Severance Agreements” and (2) the transaction described below.

At various times prior to the maturity date of September 27, 2005, John R. Storella, Vice President, Intellectual Property Affairs, made partial payments against his note related to the early exercise of stock options, totaling approximately $145,385, including interest. This note was made prior to the Company’s initial public offering in 2000 and was fully paid off by its maturity date.

The Company has entered into indemnification agreements with each of its directors and officers which require the Company to indemnify its directors and officers to the fullest extent permitted by Delaware law.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal Accounting Fees and Services

The following table presents fees for professional audit services rendered by the Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, for the audit of the Company’s financial statements for the years ended December 31, 2004 and 2005, and fees billed during those periods for other services rendered by PricewaterhouseCoopers LLP (in thousands).

	2005	2006

Audit fees	$1,051	$398
Audit-related fees	17	161
Tax fees	3	20

	$1,071	$579

Fees for audit services included fees associated with the annual audit and the reviews of the Company’s quarterly reports on Form 10-Q, as well as assistance with SEC filings related to our strategic alliance with Quest Diagnostics including our issuance of common stock and a warrant to Quest Diagnostics, increases to the number of shares reserved for our stock plans, and our earnings restatement in 2005, and statutory audits of the Company’s international subsidiaries. Fees for audit services also included fees related to the audit of internal control over financial reporting as of December 31, 2005 to comply with Section 404 of the Sarbanes-Oxley Act of 2002 prior to the Company’s determination that it is a non-accelerated filer and thus no longer subject to all the requirements of Section 404 of the Sarbanes-Oxley Act. Audit-related services included advisory work performed in 2005 related to the Sarbanes-Oxley Act of 2002, as well as advisory work related to complex transactions entered into by the Company. Tax fees included tax compliance, tax planning and advisory services to the Company and its international subsidiaries.

All audit, audit-related, tax and other services for 2006 were pre-approved by the Audit Committee, which concluded that the provision of those services by PricewaterhouseCoopers LLP was compatible with the maintenance of the independent registered public accounting firm’s independence. The Audit Committee’s pre-approval policy provides for pre-approval of audit, audit-related, tax and all other services.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Form 10-K/A:

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

Dated: April 30, 2007