Form 10-K/A
period 2006-12-31
CIPHERGEN BIOSYSTEMS INC
filed 2007-05-04
CIK 926617

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A

(Amendment No. 2)

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

The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $23.4 million as of June 30, 2006, based upon the closing price on the Nasdaq Capital Market reported for such date. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose. The number of shares outstanding of the Registrant’s common stock on April 23, 2007 was 39,240,749 shares.

CIPHERGEN BIOSYSTEMS, INC.

FORM 10-K/A

Ciphergen is a registered trademark of Ciphergen Biosystems, Inc. Protein Chip and Biomarker Discovery Center are registered trademarks of Bio-Rad Laboratories, Inc. Biomek is a registered trademark of Beckman Coulter Inc. BioSepra is a registered trademark of Pall Corporation.

Ciphergen Biosystems, Inc. (“Ciphergen,” the “Company,” “we,” “us,” and “our”), is filing this Amendment No. 2 on Form 10-K/A for the year ended December 31, 2006 (the “Form 10-K/A Report”) to amend our Annual Report on Form 10-K for the year ended December 31, 2006 (the “Original Filing”) that was filed with the Securities and Exchange Commission (the “SEC”) on April 2, 2007 as amended by Amendment No. 1 on Form 10-K/A (the “Amended Filing”) that has been filed with the Securities and Exchange Commission on April 30, 2007. This Form 10-K/A is being filed to correct and complete responses in the Amended Filing to Items 10, 11, 12 and 14 required by Part III, which were originally expected to be incorporated by reference in our definitive proxy statement to be delivered to our stockholders in connection with the 2007 annual meeting of stockholders. Except as set forth in this Form 10-K/A Report, no changes have been made to the Original Filing, and this Form 10-K/A Report does not amend, update or change any other items or disclosures in the Original Filing. This Form 10-K/A Report does not reflect events that occurred after the Original Filing

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

Directors Continuing in Office Until the 2007 Annual Meeting of Stockholders

Michael J. Callaghan was a Senior Vice President of MDS Capital Corp. from 1991 through 2006 and became one of our directors in 1998. Prior to joining MDS Capital Corp. in 1992, he was active in several general management positions. Mr. Callaghan began his career with Ernst & Young, where he became a Chartered Accountant. He received a B. Comm. from McGill University and an M.B.A. from York University.

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

Board Meetings and Committees

The Board of Directors held a total of 9 meetings during the fiscal year ended December 31, 2006. Throughout fiscal year 2006, all directors attended greater than 75% of the aggregate of all meetings of the Board of Directors and the committees of the Board upon which such directors served. The Board of Directors has a standing Audit Committee, Compensation Committee, and Nominating and Governance Committee. The charters of these committees are available in the Corporate Governance section on the Company’s website (www.ciphergen.com).

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

Compensation Committee

The Compensation Committee is chaired by Kenneth J. Conway and also includes Michael J. Callaghan and John A. Young, each of whom is an “independent director” as defined under Rule 10A-3(b)(1) of the Exchange Act and in accordance with the current Nasdaq Stock Market’s director independence and listing standards. Its principal responsibility is to administer our stock plans and to set the salaries and incentive compensation, including stock option grants, for the Company’s President and Chief Executive Officer and senior executive officers. The Compensation Committee held three meetings during fiscal 2006. A report of the Compensation Committee is included later in this Form 10-K report. The Compensation Committee’s charter is available within the Company’s website at www.Ciphergen.com.

Nominating and Governance Committee

The Nominating and Governance Committee is chaired by Rajen K. Dalal and also includes John A. Young and James L. Rathmann, each of whom is an “independent director” as defined under Rule 10A-3(b)(1) of the Exchange Act and in accordance with the current Nasdaq Stock Market’s director independence and listing standards. The Board has adopted a written charter for the Nominating and Governance Committee. The responsibilities of the Nominating and Governance Committee include developing a Board of Directors capable of advising the Company’s management in fields related to current or future business directions of the Company, and regularly reviewing issues and developments relating to corporate governance issues and formulating and recommending corporate governance standards to the Board of Directors. The Nominating and Governance Committee held three meetings during fiscal 2006.

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

Eric T. Fung, 37 joined us in May, 2000 as a lead scientist in the newly formed Biomarker Discovery Centers®. He was promoted to recently Vice President of Medical and Clinical Affairs/ Chief Scientific Officer, . Prior to joining Ciphergen, Dr, Fung was a Howard Hughes sponsored researcher at Stanford University. Dr. Fung has anatomic pathology training from Stanford Medical School and obtained his MD and PhD degrees from the Johns Hopkins University School of Medicine. He graduated with a BS with honors from the California Institute of Technology. Dr. Fung also currently holds an Adjunct Assistant Professor position in the Department of Pathology at the Johns Hopkins University School of Medicine.

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

The Committee reviews both current pay and the opportunity for future compensation to achieve an appropriate mix between equity incentive awards and cash payments in order to meet our objectives. However, prior stock compensation gains are not considered in setting future compensation levels. The mix of compensation elements is designed to reward recent results and motivate long-term performance through a combination of cash and equity incentive awards. During 2006, the Committee received general information about executive compensation from a contract human resources consultant (Doug Testorff, the “Human Resources Consultant”).

The Committee has primary responsibility for assisting the Board in developing and evaluating potential candidates for executive positions, including the CEO. As part of this responsibility, the Committee oversees the design, development and implementation of the compensation program for the CEO and the other named executives. The Committee evaluates the performance of the CEO and determines CEO compensation in light of the goals and objectives of the compensation program. The CEO (with the assistance of the Human Resources Consultant) and the Committee assess the performance of the other named executives and determine their compensation, based on initial recommendations from the CEO. Other than the general Human Resources Consultant, neither the company nor the Committee has any contractual arrangement with any compensation consultant who has a role in determining or recommending the amount or form of senior executive or director compensation.

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

			12/31/2007
		12/31/2006 Base	Expected
Named Executive Officer	Title	Salary	Base Salary

Gail Page	President & CEO	$350,000	$364,000
James Merryweather	Sr. VP, Sales & Marketing	$245,000	*
William Sullivan	VP, Corporate Operations	$218,000	$224,500
Debra Young	VP, Finance & CFO	$220,000	$225,500
Eric T. Fung	VP, Chief Scientific Officer	$200,000	$220,000

*	Dr Merryweather resigned from the Company in January 2007.

The Committee recommended and the Board of Directors approved the following 2006 Management Incentive Bonuses which were paid in 2007:

Named Executive Officer	Title	2006 Management Incentive Bonus

Gail Page	President & CEO	$140,000
James Merryweather	Sr. VP, Sales & Marketing	$58,800
William Sullivan	VP, Corporate Operations	$34,900
Debra Young	VP, Finance & CFO	$7,300
Eric Fung	VP, Chief Scientific Officer	$32,000

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

Named Executive Officer	Title	2006 Retention Bonus

James Merryweather	Sr. VP, Sales & Marketing	$50,000
William Sullivan	VP, Corporate Operations	$50,000
Eric Fung	VP, Chief Scientific Officer	$50,000

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

		2006 Incentive	2007 Incentive
		Stock Option	Stock Option
Named Executive Officer	Title	Grants (NEOs)	Grants

Gail Page	President & CEO	125,000	360,000
James Merryweather	Sr. VP, Sales & Marketing	25,000	—
William Sullivan	VP, Corporate Operations	25,000	70,000
Debra Young	VP, Finance and CFO	—	100,000
Eric Fung	VP, Chief Scientific Officer	75,000	240,000

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

		2006 Retention
		Stock Option Grants
Named Executive Officer	Title	(NEOs)

Gail Page	President & CEO	125,000
James Merryweather	Sr. VP, Sales & Marketing	75,000
William Sullivan	VP, Corporate Operations	50,000

Summary Compensation Table

					All
				Option	Other
		Salary	Bonus	Awards(1)	Compensation		Total
Name and Principal Position	Year	$	$	$	$		$

Gail S. Page(2)	2006	$350,000	$190,000	$311,724	$27,113	(4)	$878,837
President, Chief Executive Officer and Director
Debra A.Young(2)(3)	2006	$35,833	$7,333	$5,843	$—		$49,009
Chief Financial Officer and Vice President of Finance
Three Highest Paid Executives (other than CEO and CFO) by Total Comp
James P. Merryweather(2)	2006	$245,000	$108,800	$125,183	$—		$478,983
Former Executive Vice President, Sales and Marketing
William C. Sullivan(2)	2006	$214,600	$84,900	$21,622	$—		$321,122
Vice President, Operations
Eric T. Fung(2)	2006	$197,583	$82,000	$49,990	$—		$329,573
Vice President, Chief Scientific Officer
Executives who left in 2006 whose Total Comp was more than any of above:
William E. Rich	2006	$378,340	$—	$—	$—		$378,340
Former President, Chief Executive Officer and Director
Martin L. Verhoef	2006	$271,743	$—	$—	$—		$271,743
Former Executive Vice President
Matthew J. Hogan	2006	$210,547	$—	$33,664	$—		$244,211
Former Sr. Vice President and Chief Financial Officer
Daniel M. Caserza	2006	$96,283	$—	$21,739	$—		$118,022
Former Vice President and Corporate Controller

(1)	The amounts under Option Awards reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2006, in accordance with FAS 123(R) of awards and may include amounts from awards granted in and prior to 2006. The assumptions and method for valuing stock options are set forth in the footnotes to the December 31, 2006 Form 10K.

(2)	NEOs

(3)	Debra A. Young was hired on November 2, 2006.

(4)	Other compensation represents automobile lease and automobile expenses.

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

We entered into an employment agreement, dated November 6, 2006, with Debra A. Young, Senior Vice President and Chief Financial Officer. The agreement provides that if her employment terminates other than voluntarily or for “Cause” or there is a “Constructive Termination,” Ms. Young will continue to receive her salary and medical benefits for a period of 12 months. The agreement also provides that if the Company is acquired and within 12 months afterwards Ms. Young’s employment is terminated or constructively terminated without cause or resignation for good reason within 12 months of a change of control transaction, she will receive severance pay and medical benefits for a period of 12 months and all of the options granted to her will immediately vest.

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

Grants of Plan Based Awards

								All Other	All Other
								Stock	Option		Grant
								Awards:	Awards:	Exercise	Date	Repriced or
		Estimated Future Payouts			Estimated Future Payouts			Number of	Number of	or Base	Fair	Materially
		Under Non-Equity			Under Equity			Shares of	Securities	Price of	Value of	Modified
		Incentive Plan Awards			Incentive Plan Awards			Stock or	Underlying	Option	Option	Options
	Grant	Threshold	Target	Maximum	Threshold	Target	Maximum	Units	Options	Awards	Awards	and SARs
Name	Date	($)(1)	($)	($)(1)	(#)(2)	(#)(2)	(#)(2)	(#)	(#)	($/Sh)	($/Sh)(3)	($/Sh)

Gail S. Page(1)	2006	—	$175,000	—	—	—	—	250,000	—	$1.20	$225,750	—
President, Chief Executive Officer and Director
Debra A. Young(2)	2006	—	$55,000	—	—	—	—	125,000	—	$1.01	$95,000	—
Chief Financial Officer and Vice President of Finance
Three Highest Paid Executives
James P. Merryweather	2006	—	$73,500	—	—	—	—	100,000	—	$1.20	$90,300	—
Former Executive Vice President, Sales and Marketing
William C. Sullivan	2006	—	$43,600	—	—	—	—	75,000	—	$1.20	$67,725	—
Vice President, Operations
Eric T. Fung	2006	—	$40,000	—	—	—	—	75,000	—	$1.20	$67,725	—
Vice President, Chief Scientific Officer

(1)	The Target Bonus is based on a percentage of annual base salary and was reviewed by the Compensation Committee prior to payout in 2007 and prorated based on Company performance and time of service.

(2)	The Company has no equity based incentive award program.

(3)	The grant date fair value is the amount the Company would expense in its financial statements over the awards service period in accordance with FAS 123(R) from awards granted in 2006.

Equity Compensation Plan Table

Number of Shares of
	Number of Shares				Common Stock Remaining
	of Common Stock to				Available for Future
	be Issued Upon				Issuance Under Equity
	Exercise of		Weighted-Average		Compensation Plans
	Outstanding		Exercise Price of		(Excluding Shares
	Options		Outstanding Options		Reflected
Plan Category	and Rights		and Rights		in the First Column)

Equity compensation plans approved by security holders	4,794,739	(1)	$3.59	(2)	2,900,176(3)
Equity compensation plans not approved by security holders	—		—		—

Total	4,794,739		$3.59		2,900,176

(1)	Includes outstanding stock options for 421,820 shares under the 1993 Plan and 4,343,995 shares under the 2000 Plan. Also includes 28,924 shares after giving effect to estimated purchases under the ESPP for the purchase period that will end on May 1, 2007 based on participant contributions through December 31, 2006.

(2)	December 31, 2006 Weighted Average Exercise Price for shares outstanding is $3.61. Including the 28,924 estimated ESPP shares for the purchase period that will end on May 1, 2007 based on participant contributions through December 31, 2006, with an estimated per share price of $0.89 (based upon November 1, 2006 close price of $1.05 multiplied by 85%), the adjusted weighted average becomes $3.59.

(3)	Includes 2,730,176 shares for the 2000 Plan. On January 1 of each year during the term of the 2000 Plan, the total number of shares available for award purposes under the 2000 Plan will increase by the lesser of (i) 2,150,000 shares, (ii) 5% of the outstanding shares of common stock on the last day of the immediately preceding fiscal year, or (iii) an amount determined by the Board. The aggregate number of shares available for issuance under the 2000 Plan increased by 1,300,000 shares on January 1, 2006. Also includes 170,000 shares made available for sale under the ESPP. On January 1 of each year during the term of the ESPP, the total number of shares available for sale under the ESPP will increase by the lesser of (i) 430,000 shares, (ii) 1% of the outstanding shares of common stock on the last day of the immediately preceding fiscal year, or (iii) an amount determined by the Board.

The following table provides information with respect to the outstanding stock options for the named executive officers as of December 31,2006.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END FOR 2006

	Number of	Number of
	Securities	Securities
	Underlying	Underlying
	Unexercised	Unexercised	Option
	Options	Options	Exercise	Option
	(#)	(#)	Price	Expiration
Name	Exercisable	Unexercisable	($)	Date

Gail S. Page	21,574	—	$9.27	1/5/2014
	83,333	41,667	$2.19	8/3/2015
	36,528	—	$9.27	1/5/2014
	15,625	109,375	$1.20	6/4/2016
	15,625	109,375	$1.20	6/4/2016
	191,898	—	$9.27	1/5/2014
	91,666	8,334	$2.96	2/7/2015
	99,999	300,001	$0.90	12/18/2015
Debra A.Young	—	125,000	$1.01	10/30/2016
William C. Sullivan	250	750	$3.70	9/14/2014
	2,000	2,000	$3.70	9/14/2014
	23,337	—	$8.53	2/16/2014
	6,666	13,334	$1.80	4/4/2015
	6,666	3,334	$2.19	8/3/2015
	38,169	—	$8.53	2/16/2014
	3,125	21,875	$1.20	6/4/2016
	6,250	43,750	$1.20	6/4/2016
	28,494	—	$8.53	2/16/2014
	3,750	3,750	$0.90	12/18/2015
James P. Merryweather	61,333	98,667	$2.85	3/9/2015
	3,125	19,208	$1.20	6/6/2016
	458	11,541	$1.20	6/6/2016
	8,917	54,084	$1.20	6/6/2016
	—	2,667	$1.20	6/6/2016
	5,000	5,000	$0.90	12/19/2015
Eric T. Fung	4,300	—	$3.4880	5/3/2010
	599	—	$6.3800	6/7/2011
	5,401	—	$6.3800	6/7/2011
	917	—	$5.6000	11/8/2011
	4,083	—	$5.6000	11/8/2011
	3,500	—	$4.5300	6/5/2012
	1,500	—	$4.5300	6/6/2012
	8,500	—	$4.3500	2/12/2013
	6,500	—	$4.3500	2/13/2013
	5,000	—	$9.6000	6/4/2013
	5,000	—	$9.6000	6/5/2013
	6,667	—	$8.6400	4/1/2014

	Number of	Number of
	Securities	Securities
	Underlying	Underlying
	Unexercised	Unexercised	Option
	Options	Options	Exercise	Option
	(#)	(#)	Price	Expiration
Name	Exercisable	Unexercisable	($)	Date

	13,333	—	$8.6400	4/1/2014
	4,560	—	$7.4700	6/2/2014
	14,277	—	$7.4700	6/3/2014
	6,163	—	$7.4700	6/2/2014
	501	3,501	$3.7000	9/15/2014
	3,999	1,999	$3.7000	9/15/2014
	10,000	20,000	$1.8000	4/5/2015
	13,333	6,667	$2.1900	8/4/2015
	—	1	$0.9000	12/19/2015
	4,999	5,000	$0.9000	12/19/2015
	3,125	21,875	$1.2000	6/6/2016
	6,250	43,750	$1.2000	6/6/2016
Totals	886,295	1,076,505

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

DIRECTOR COMPENSATION

					Change in
					Pension
				Non-equity	Value and
	Fees Earned			Incentive	Nonqualified	All
	or Paid			Plan	Deferred	Other
	in Cash	Stock	Option	Compensation	Compensation	Compensation	Total
Name	($)	Awards	Awards (1)	($)	Earnings	($)	($)

Judy Bruner	$20,000	—	$28,880	—	—	—	$48,880
John A. Young	$20,000	—	$13,976	—	—	—	$33,976
Michael J. Callaghan	$20,000	—	$8,692	—	—	—	$28,692
Rajen K. Dalal	$20,000	—	$10,269	—	—	—	$30,269
James S. Burns	$20,000	—	$17,961	—	—	—	$37,961
James L Rathmann	$20,000	—	$75,562	—	—	—	$95,562
Kenneth J. Conway	$20,000	—	$—	—	—	—	$20,000
Wendell Wierenga	—	—	$8,440	—	—	—	$8,440

(1)	The amounts under Option Awards reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2006, in accordance with FAS 123(R) of awards and include amounts from awards granted in and prior to 2006. The assumptions and method for valuing stock options are set forth in the footnotes to the December 31, 2006 Form 10K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

% STOCKHOLDERS, DIRECTORS, NOMINEES FOR DIRECTOR AND NAMED EXECUTIVE OFFICERS
Name and Address of Beneficial Holder
Quest Diagnostics Incorporated(2)	7,808,816	19.9%
1290 Wall Street West Lyndhurst, NJ 07071
Wellington Management Company, LLP	3,175,325	8.1%
75 State Street Boston, MA 02109
BioRad Inc.	3,086,420	7.9%
Name and Address of Beneficial Owner
James L. Rathmann(3)	2,896,443	7.4%
Falcon Technology Partners	2,235,431	5.7%
600 Dorset Road Devon, PA 19333
Gail S. Page(4)	702,082	1.8%
John A. Young(5)	412,540	1.1%
167 S. San Antonio Road, Suite 7 Los Altos, CA 94022-3055
Michael J. Callaghan(6)	154,200	*
William C. Sullivan(7)	134,955	*
Judy Bruner(8)	125,500	*
SanDisk Corporation 140 Caspian Court Sunnyvale, CA 94087
Rajen K. Dalal(9)	114,000	*
James S. Burns(10)	25,500	*
Entremed, Inc. 9640 Medical Center Drive Rockville, MD 20850
Kenneth J. Conway(11)	4,083	*
Firestar Ventures 15 Eagles Nest Scituate, MA 02066
ALL DIRECTORS AND EXECUTIVE OFFICERS AS A	4,612,303	11.8%
GROUP (ten persons)(12)

*	less than one percent of outstanding shares

(1)	Applicable percentage ownership is based on 39,240,749 shares of Common Stock outstanding as of April 23, 2007 together with applicable options for such stockholder. The table is based on information supplied by officers, directors and principal stockholders, and Schedules 13G filed with the SEC. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to securities, subject to community property laws, where applicable. Shares of Common Stock subject to options currently exercisable or exercisable within 60 days after April 23, 2007, are deemed outstanding for computing the percentage ownership of the person holding such options, but are not deemed outstanding for computing the percentage of any other person.

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

(3)	Includes 290,300 shares in the name of Mr. Rathmann, a director, issuable within 60 days of April 23, 2007 upon exercise of stock options, 18,600 shares currently owned by Mr. Rathmann and 2,235,431 shares held by Falcon Technology Partners, of which Mr. Rathmann is a General Partner.

(4)	Includes 677,082 shares of Common Stock issuable within 60 days of April 12, 2006 upon exercise of stock options.

(5)	Includes 139,440 shares of Common Stock held by family trusts and 269,100 shares issuable within 60 days of April 23, 2007 upon exercise of stock options granted to Mr. Young.

(6)	Includes 134,200 shares issuable within 60 days of April 23, 2007 upon exercise of stock option grants to Michael J. Callaghan, 20,000 shares currently owned by Mr. Callaghan. Mr. Callahan disclaims beneficial ownership for 138,950 shares.

(7)	Includes 134,955 shares of Common Stock issuable within 60 days of April 23, 2007 upon exercise of stock options.

(8)	Includes 125,500 shares of Common Stock issuable within 60 days of April 23, 2007 upon exercise of stock options.

(9)	Includes 114,000 shares of Common Stock issuable within 60 days of April 23, 2007 upon exercise of stock options.

(10)	Includes 2,000 shares currently owned by Mr. Conway and 45,083 shares issuable within 60 days of April 12, 2006 upon exercise of stock options.

(11)	Includes 25,500 shares of Common Stock issuable within 60 days of April 23, 2007 upon exercise of stock options.

(12)	Includes 1,815,720 shares issuable within 60 days of April 23, 2007 upon exercise of stock options.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal Accounting Fees and Services

The following table presents fees for professional audit services rendered by the Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, for the audit of the Company’s financial statements for the years ended December 31, 2005 and 2006, and fees billed during those periods for other services rendered by PricewaterhouseCoopers LLP (in thousands).

	2005	2006

Audit fees	$1,051	$545
Audit-related fees	17	14
Tax fees	3	20

	$1,071	$579

Fees for audit services included fees associated with the annual audit and the reviews of the Company’s quarterly reports on Form 10-Q, as well as assistance with SEC filings related to our debt restructuring and asset sale to Bio-Rad, and statutory audits of the Company’s international subsidiaries. Fees for audit services also included fees related to our earnings restatement in 2005 and the fees related to the audit of internal control over financial reporting to comply with Section 404 of the Sarbanes-Oxley Act of 2002 prior to the Company’s determination that it is a non-accelerated filer and thus was not subject to all the requirements of Section 404 of the Sarbanes-Oxley Act as of December 31, 2005. Audit-related services included advisory work related to certain complex transactions entered into by the Company. Tax fees included tax compliance, tax planning and advisory services to the Company and its international subsidiaries.

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

CIPHERGEN BIOSYSTEMS, INC.

By:	/s/ GAIL S. PAGE
Gail S. Page
President and Chief Executive Officer

Dated: May 4, 2007

By:	/s/ GAIL S. PAGE
Gail S. Page
Attorney-in-Fact for the Directors