Form 10-Q
period 2007-03-31
CIPHERGEN BIOSYSTEMS INC
filed 2007-05-15
CIK 926617

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended March 31, 2007.
OR

☐	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the transition period from                      to                     .
Commission File Number: 000-31617
CIPHERGEN BIOSYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Delaware	33-0595156

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6611 Dumbarton Circle, Fremont, California	94555

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (510) 505-2100
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):
Large accelerated filer ☐            Accelerated filer ☐            Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 30, 2007, the Registrant had 39,240,749 shares of common stock, par value $0.001 per share, outstanding.

Ciphergen Biosystems, Inc. and Subsidiaries

Ciphergen is a registered trademark of Ciphergen Biosystems, Inc. ProteinChip and Biomarker Discovery Center are registered trademarks of Bio-Rad Laboratories, Inc. Biomek is a registered trademark of Beckman Coulter Inc. BioSepra is a registered trademark of Pall Corporation.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Ciphergen Biosystems, Inc. and Subsidiaries
Consolidated Balance Sheets
(Dollars in Thousands, Except Share and Par Value Amounts)
(Unaudited)

	March 31,	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$13,582	$17,711
Accounts receivable, net of allowance for doubtful accounts of $- and $2, respectively	29	29
Prepaid expenses and other current assets	1,822	2,300

Total current assets	15,433	20,040

Property, plant and equipment, net	2,155	2,260
Other assets	714	716

Total assets	$18,302	$23,016

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable	$3,174	$2,401
Accrued liabilities	3,372	4,600
Deferred revenue	21	45

Total current liabilities	6,567	7,046

Long-term debt owed to related party	8,750	7,083
Convertible senior notes, net of discount	18,466	18,428
Other liabilities	260	360

Total liabilities	34,043	32,917

Commitments and contingencies (Note 6)

Stockholders’ deficit:
Common stock, $0.001 par value, 80,000,000 shares authorized at March 31, 2007, and December 31, 2006; 39,240,749 and 39,220,437 shares issued and outstanding at March 31, 2007, and December 31, 2006, respectively	39	39
Additional paid-in capital	208,204	207,991
Accumulated deficit	(223,907)	(217,860)
Accumulated other comprehensive loss	(77)	(71)

Total stockholders’ deficit	(15,741)	(9,901)

Total liabilities and stockholders’ deficit	$18,302	$23,016

See accompanying notes to consolidated financial statements.

Ciphergen Biosystems, Inc. and Subsidiaries
Consolidated Statements of Operations
(Dollars in Thousands, Except Share and Per Share Amounts)
(Unaudited)

	Three Months Ended March 31,
	2007	2006
Revenue:
Products	$—	$4,809
Services	21	2,255

Total revenue	21	7,064

Cost of revenue:
Products	—	2,273
Services	15	1,131

Total cost of revenue	15	3,404

Gross profit	6	3,660

Operating expenses:
Research and development	1,911	2,992
Sales and marketing	556	3,503
General and administrative	3,197	2,279

Total operating expenses	5,664	8,774

Loss from operations	(5,658)	(5,114)
Interest and other expense, net	(383)	(236)

Loss before income taxes	(6,041)	(5,350)
Income tax provision	6	114

Net loss	$(6,047)	$(5,464)

Loss per share — basic and diluted	$(0.15)	$(0.15)

Shares used to compute basic and diluted loss per common share	39,232,907	35,998,881

See accompanying notes to consolidated financial statements.

Ciphergen Biosystems, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity (Deficit) and Comprehensive Loss
(Dollars in Thousands, Except Share and Per Share Amounts)
(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’	Comprehensive
	Shares	Amount	Capital	Deficit	Loss (1)	Equity (Deficit)	Loss
Balance at December 31, 2005	35,998,881	$36	$202,485	$(195,794)	$(204)	$6,523

Net loss	—	—	—	(5,464)	—	(5,464)	$(5,464)
Foreign currency translation adjustment	—	—	—	—	33	33	33

Comprehensive loss	—	—	—	—	—	—	$(5,431)

Stock compensation charge	—	—	460	—	—	460

Balance at March 31, 2006	35,998,881	$36	$202,945	$(201,258)	$(171)	$1,552

Balance at December 31, 2006	39,220,437	$39	$207,991	$(217,860)	$(71)	$(9,901)

Net loss	—	—	—	(6,047)	—	(6,047)	$(6,047)
Foreign currency translation adjustment	—	—	—	—	(6)	(6)	(6)

Comprehensive loss	—	—	—	—	—	—	$(6,053)

Stock options exercised	20,312	—	24	—	—	24
Stock compensation charge	—	—	189	—	—	189

Balance at March 31, 2007	39,240,749	$39	$208,204	$(223,907)	$(77)	$(15,741)

(1)	Accumulated Other Comprehensive Loss arises solely from foreign currency cumulative translation adjustment.
See accompanying notes to consolidated financial statements.

Ciphergen Biosystems, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(6,047)	$(5,464)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	298	1,274
Stock-based compensation expense	189	460
Amortization of debt discount associated with beneficial conversion feature of convertible senior notes	38	131
Amortization of debt issuance costs	14	93
Accrued investment income	—	(5)
Changes in operating assets and liabilities:
Decrease in accounts receivable	—	765
Decrease in prepaid expenses and other current assets	466	307
Decrease in inventories	—	639
Decrease in other assets	—	1
Decrease in accounts payable and accrued liabilities	(455)	(1,975)
Decrease in deferred revenue	(24)	(262)
Decrease in other liabilities	(100)	(60)

Net cash used in operating activities	(5,621)	(4,096)

Cash flows from investing activities:
Purchase of property, plant and equipment	(193)	(455)
Maturities of short-term investment	—	2,245
Payment for license related to litigation settlement	—	(136)

Net cash provided by (used in) investing activities	(193)	1,654

Cash flows from financing activities:
Proceeds from exercises of stock options	24	—
Proceeds of loan from Quest Diagnostics Incorporated	1,667	1,250
Principal payments on capital lease obligations	—	(6)
Repayments of long-term debt	—	(186)

Net cash provided by financing activities	1,691	1,058

Effect of exchange rate changes on cash and cash equivalents	(6)	30

Net decrease in cash and cash equivalents	(4,129)	(1,354)
Cash and cash equivalents, beginning of period	17,711	25,738

Cash and cash equivalents, end of period	$13,582	$24,384

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$560	$732
Income taxes	22	7

Noncash investing and financing activities:
Transfer of fixed assets to inventory	$—	$46
See accompanying notes to consolidated financial statements.

Ciphergen Biosystems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
1.	Organization, Basis of Presentation and Summary of Significant Accounting and Reporting Policies

The Company

Ciphergen Biosystems, Inc. (“Ciphergen”) and its wholly owned subsidiaries (collectively the “Company”, “we”, “us” or “our”) is dedicated to the discovery, development and commercialization of specialty diagnostic tests that provide physicians with information with which to manage their patients’ care and that improve patient outcomes. We intend to use translational proteomics, which is the process of answering clinical questions by utilizing advanced protein separation tools to identify and resolve variants of specific biomarkers, developing assays, and commercializing tests.

Prior to the November 13, 2006, sale of our protein research tools and collaborative services business (the “Instrument Business”) to Bio-Rad Laboratories, Inc. (“Bio-Rad”), the Company developed, manufactured and sold ProteinChip® Systems for life science research. This core technology, which is patented, is Surface Enhanced Laser Desorption/Ionization (“SELDI”). The systems consist of ProteinChip® Readers, ProteinChip® Software and related accessories, which were used in conjunction with consumable ProteinChip® Arrays. These products were sold primarily to biologists at pharmaceutical and biotechnology companies, and academic and government research laboratories. The Company also provided research services through its Biomarker Discovery Center® laboratories, and offered consulting services, customer support services and training classes to its customers and collaborators. As a result of the sale of the instruments business to Bio-Rad on November 13, 2006, the Company will not generate substantial revenues until certain diagnostic tests are approved by the U.S. Food and Drug Administration (the “FDA”) and commercialized.

The accompanying consolidated financial statements of the Company were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant net losses and negative cash flows from operations since inception. At March 31, 2007, the Company had an accumulated deficit of $223.9 million. Management believes that currently available resources together with existing debt facilities will not be sufficient to fund the Company’s obligations. The Company’s ability to continue to meet its obligations and to achieve its business objectives is dependent upon, among other things, raising additional capital or generating sufficient revenue in excess of costs. At such time as the Company requires additional funding, the Company may seek to raise such additional funding from various sources, including the public equity market, private financings, sales of assets, collaborative arrangements and debt. If additional capital is raised through the issuance of securities convertible into equity, stockholders will experience dilution, and such securities may have rights, preferences or privileges senior to those of the holders of common stock or convertible senior notes. If the Company obtains additional funds through arrangements with collaborators or strategic partners, it may be required to relinquish its rights to certain technologies or products that it might otherwise seek to retain. There can be no assurance that the Company will be able to obtain such financing, or obtain it on acceptable terms. If the Company is unable to obtain financing on acceptable terms, it may be unable to execute its business plan, it could be required to delay or reduce the scope of its operations, and it may not be able to pay off the convertible senior notes if and when they come due.

The Company’s inability to operate profitably and to consistently generate cash flows from operations, its reliance on external funding either from loans or equity, raise substantial doubt about the Company’s ability to continue as a going concern.

Basis of Presentation

The unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and of the instructions to Form 10-Q pursuant to Rule 10-01, “Interim Financial Statements”, of Regulation S-X promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, the unaudited consolidated financial statements do not include all of the disclosures required by GAAP for complete financial statements. The

Ciphergen Biosystems, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — Continued
(Unaudited)
December 31, 2006, consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed with the SEC on April 2, 2007.
The unaudited consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, contain all adjustments consisting only of a normal and recurring nature, which are considered necessary for a fair presentation of the financial condition and results of operations for such periods. The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany transactions have been eliminated in consolidation. The results of operations for the interim periods shown herein are not necessarily indicative of operating results for the entire year or any other future interim period.
Use of Estimates in Preparation of Financial Statements
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimated results.
Reclassification
Certain reclassifications have been made to prior periods’ consolidated financial statements to conform to the March 31, 2007, presentation.
Income Taxes
In June 2006, the Financial Accounting Standards Board (the “FASB”) issued FASB Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109, which clarifies the accounting for income tax uncertainties that have been recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a comprehensive model for how companies should recognize, measure, present and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under FIN 48, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts. FIN 48 is effective for fiscal years beginning after December 15, 2006.
This statement became effective for Ciphergen on January 1, 2007. The cumulative effect of adopting FIN 48 on January 1, 2007, resulted in no liability under FIN 48 on the balance sheet. There are open statutes of limitations for taxing authorities to audit the Company for federal and state jurisdictions from the year 2003 through the current period. Since the Company had a full valuation on all the deferred tax assets, FIN 48 had no impact on the Company’s effective tax rate. The Company is evaluating the net operating loss carryforwards, and research and development deferred tax assets to determine whether there is a limit due to prior year ownership changes. Therefore, it is possible that a portion of these deferred tax assets may be limited in their use after the studies have been completed.
The Company accounts for income taxes using the liability method. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and the tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. A valuation allowance is established when necessary to reduce deferred tax assets to the amounts expected to be

Ciphergen Biosystems, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — Continued
(Unaudited)
realized. Interest and penalties related to income taxes are recorded to interest and other expense of the consolidated statement of operations.

2.	Recent Accounting Pronouncements

Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115. SFAS No. 159 provides entities with an option to report selected financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact that adopting SFAS No. 159 will have on its consolidated financial statements.

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact that adopting SFAS No. 157 will have on its consolidated financial statements.

3.	Strategic Alliance with Quest Diagnostics Incorporated

On July 22, 2005, Ciphergen entered into a strategic alliance agreement with Quest Diagnostics Incorporated (“Quest Diagnostics”) covering a three year period during which the parties will strive to develop and commercialize up to three diagnostic tests. Pursuant to the agreement, Quest Diagnostics will have the non-exclusive right to commercialize these tests on a worldwide basis, with exclusive commercialization rights in territories where Quest Diagnostics has a significant presence for up to five years following commercialization. As part of the strategic alliance, there is a royalty arrangement under which Quest Diagnostics will pay royalties to Ciphergen based on fees earned by Quest Diagnostics for applicable diagnostics services, and Ciphergen will pay royalties to Quest Diagnostics based on Ciphergen’s revenue from applicable diagnostics products. To date, no such royalties have been earned by either party. Quest Diagnostics also agreed to loan Ciphergen up to $10.0 million with interest accrued at the prime rate plus 0.5% and paid monthly, solely to fund certain development activities related to the strategic alliance. Borrowings may be made by Ciphergen in monthly increments of up to approximately $417,000 on the last day of each month during the first two years of the strategic alliance, and at March 31, 2007, and December 31, 2006, such borrowings amounted to $8.8 million and $7.1 million, respectively. The $1.7 million borrowed during the three months end March 31, 2007, included $417,000 from a draw requested by Ciphergen for December 31, 2006. This loan, collateralized by certain intellectual property of Ciphergen, will be forgiven based on Ciphergen’s achievement of certain milestones related to development, regulatory approval and commercialization of certain diagnostic tests. Should the Company fail to achieve these milestones, the outstanding principal amount of any such loans will become due and payable on July 22, 2010. From the inception of the strategic alliance through March 31, 2007, the Company had spent approximately $8.4 million of the loan proceeds on in-house research and development, as well as collaborations with others, directed towards achieving the milestones.

4.	Receivables from and Payables to Bio-Rad

In connection with the sale of the Company’s Instrument Business on November 13, 2006, Bio-Rad put in escrow $2.0 million from the sales proceeds until the issuance of a re-examination certificate confirming United States Patent 6,734,022 (the “022 patent”). If the United States Patent and Trademark Office (the “USPTO”) does not issue a re-

Ciphergen Biosystems, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — Continued
(Unaudited)
examination certificate confirming the patentability of all of the claims as originally issued in the 022 patent, or claims of equivalent scope, the Company will not be entitled to receive the $2.0 million held in escrow by Bio-Rad. The 022 patent is currently under re-examination in the USPTO. The 022 patent is directed to a fundamental process of SELDI that involves capturing an analyte from a sample on the surface of a mass spectrometry probe derivatized with an affinity reagent, applying matrix and detecting the captured analyte by laser desorption mass spectrometry. In March 2007, the USPTO issued a final office action in the re-examination, rejecting all of the claims of the 022 patent. The Company believes that the claims of the 022 patent are valid. While the office action is designated “final” the Company has, under the USPTO rules, as much as six months to advocate for the patentability of the claimed invention with the patent examiners, after which the Company has recourse to appeal. The Company has discussed the outstanding rejections and the patentability of the claimed invention with the patent examiners on March 30, 2007, and on April 11, 2007. In addition, on April 18, 2007, the Company filed a response to the final office action in the USPTO. The Company believes the filing of the response should result in a finding that the claims of the 022 patent are valid, but is prepared to appeal any rejection that is maintained.

Subsequent to the sale of the Company’s Instrument Business to Bio-Rad on November 13, 2006, both the Company and Bio-Rad recognized business activities on behalf of each other. As of March 31, 2007, the Company owed Bio-Rad $790,000, which consisted of $711,000 of accounts receivable the Company collected on behalf of Bio-Rad and $79,000 for services Bio-Rad provided to the Company. Similarly, Bio-Rad owed the Company $929,000, which consisted of $716,000 of invoices processed and paid by Ciphergen on behalf of Bio-Rad, $95,000 for Bio-Rad’s portion of expenses related to facilities shared by the Company and Bio-Rad and $118,000 for services provided by the Company to Bio-Rad. Subsequent to March 31, 2007, the Company paid $79,000 related to the $790,000 owed to Bio-Rad, and collected $338,000 related to the $929,000 owed by Bio-Rad. As of December 31, 2006, the Company owed Bio-Rad $1.6 million, which consisted of $1.5 million for accounts receivable the Company collected on behalf of Bio-Rad, $8,000 for invoices processed by Bio-Rad on behalf of Ciphergen and $52,000 for services Bio-Rad provided to the Company. Similarly, Bio-Rad owed the Company $619,000, which consisted of $174,000 for invoices processed by Ciphergen on behalf of Bio-Rad, $200,000 for sales taxes on the sale of assets and $245,000 for unbilled receivables from Bio-Rad. Subsequent to December 31, 2006, the Company paid $1.3 million related to the $1.6 million owed to Bio-Rad, and collected $556,000 related to the $619,000 owed by Bio-Rad.

5.	Warranties and Maintenance Contracts

Prior to the sale of the Company’s Instrument Business to Bio-Rad on November 13, 2006, the Company had product warranty activities and obligations to provide service for its products. The Company generally included a standard 12 month warranty on its ProteinChip® Systems, ProteinChip® Tandem MS Interfaces and accessories in the form of a maintenance contract upon initial sale, after which maintenance and support may be provided under a separately priced contract or on an individual call basis. The Company substituted a maintenance contract in place of a standard 12-month warranty on its instruments and accessories upon initial sale. The Company also sold separately priced maintenance (extended warranty) contracts, which were generally for 12 or 24 months, upon expiration of the initial maintenance contract. Coverage under both the standard and extended maintenance contracts was identical. Revenue for both the standard and extended maintenance contracts was deferred and recognized on a straight line basis over the period of the applicable maintenance contract. Related costs were recognized as incurred.

Ciphergen Biosystems, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — Continued
(Unaudited)
For the three months ended March 31, 2007, the Company had no product warranty obligations or activity. Changes in product warranty obligations, including separately priced maintenance obligations, for the three months ended March 31, 2006, were as follows (in thousands):

2006
Balance at beginning of period	$2,831

Add: Costs incurred for maintenance contracts	564
Revenue deferred for maintenance contracts	1,227

Less: Settlements made under maintenance contracts	(564)
Revenue recognized for maintenance contracts	(1,174)

Balance at end of period	$2,884

6.	Commitments and Contingent Liabilities

Commitments

On October 3, 2005, the Company entered into a two year research and license agreement with University College London and UCL BioMedica Plc (together, “UCL”) to utilize Ciphergen’s suite of proteomic solutions (Deep Proteome™, Pattern Track™ Process and ProteinChip® System) to further UCL’s ongoing research in ovarian cancer and breast cancer. Under the terms of the agreement, Ciphergen has exclusive rights to license intellectual property resulting from discoveries made during the course of this collaboration for use in developing, manufacturing and selling products and services utilizing the intellectual property. Additionally, Ciphergen will contribute approximately $2.1 million in cash and $652,000 in the form of Ciphergen equipment, software, arrays and consumable supplies as requested by UCL, valued at Ciphergen’s list selling price, to cover part of the costs incurred by UCL specifically for this research program. $1.1 million of the cash obligation is to be paid in the first year of the agreement and is noncancelable. The remainder is to be paid in the second year of the agreement and is cancelable with three months advance notice. As of March 31, 2007, the Company had incurred expenses totaling $1.7 million. Additionally, the Company provided at its cost $100,000, or $499,000 valued at Ciphergen’s list selling price, of equipment, software, arrays and consumable supplies.

On October 4, 2006, the Company entered into a one year research and development agreement with Katholieke Universiteit Leuven, Belgium directed at discovery, validation and characterization of novel biomarkers related to gynecologic disease. Under the terms of the agreement, Ciphergen will have exclusive rights to license discoveries made during the course of this collaboration. Ciphergen will contribute 45,000 Euros or $59,000 per year to fund sample collection at the Katholieke Universiteit Leuven from patients undergoing evaluation of a persistent mass who undergo surgical intervention. The first year contribution of 45,000 Euros or $59,000 is noncancelable. As of March 31, 2007, the Company owes a contribution totaling $59,000 related to this agreement.

On October 13, 2006, the Company entered into a two year research and collaboration agreement with The Ohio State University Research Foundation directed at discovery, purification, identification and/or validation of biomarkers related to thrombotic thrombocytopenic purpura and production of associated technology. Under the terms of the agreement, Ciphergen will have exclusive rights to license discoveries made during the course of this collaboration. During the first fifteen months of the agreement, Ciphergen will pay a total of $150,000 in noncancelable financial contributions to The Ohio State University Research Foundation in consideration for costs incurred specifically for this research program. There is no financial contribution obligation for the remaining nine months of the agreement. As of March 31, 2007, the Company had made contributions totaling $60,000 related to this agreement.

On December 21, 2006, the Company extended its research collaboration agreement through December 31, 2009 with The Johns Hopkins University School of Medicine directed to the discovery and validation of biomarkers in

Ciphergen Biosystems, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — Continued
(Unaudited)
human subjects, including but not limited to clinical application of biomarkers in the understanding, diagnosis and management of human diseases. Under the original agreement, which expired December 31, 2006, Ciphergen had an outstanding obligation to pay $305,000. Subsequently, the extended agreement dated March 21, 2007, reduced the remaining $305,000 obligation of the original agreement to $73,000. As of March 31, 2007, Ciphergen paid $914,000 of collaboration expenses to The John Hopkins University School of Medicine, which was expensed to research and development. Under the extended agreement, which is effective January 1, 2007, Ciphergen has an obligation to provide collaboration funding of $600,000 for 2007. The first year contribution of $600,000 is noncancelable.

Ciphergen has an annual obligation for three years to purchase approximately $1,230,000 per year of systems and arrays under its manufacturing and supply agreement with Bio-Rad to support its collaboration agreements with Quest, which may be used as inventory for resale or fixed assets for collaboration purposes. As of March 31, 2007, the Company has purchased $43,000 of arrays.

Contingent Liabilities

On June 26, 2006, Health Discovery Corporation filed a lawsuit against Ciphergen in the United States District Court for the Eastern District of Texas, Marshall Division (the “Court”), claiming that software used in certain of Ciphergen’s ProteinChip® Systems infringes on three of its United States patents. Health Discovery Corporation is seeking injunctive relief as well as unspecified compensatory and enhanced damages, reasonable attorney’s fees, prejudgment interest and other costs. On August 1, 2006, Ciphergen filed an unopposed motion with the Court to extend the deadline for Ciphergen to answer or otherwise respond until September 2, 2006. Ciphergen filed its answer and counterclaim to the complaint with the Court on September 1, 2006. Concurrent with its answer and counterclaims, Ciphergen filed a motion to transfer the case to Northern District of California. On January 10, 2007, the court granted Ciphergen’s motion to transfer the case to the Northern District of California. The parties met for a scheduled mediation on May 7, 2007, and are having ongoing discussions. Additionally, the parties agreed to move the case management conference from its originally scheduled date of April 27, 2007, to June 8, 2007, in the Northern District of California. Given the early stage of this action, the Company cannot predict the ultimate outcome of this matter at this time.

7.	Stock-Based Compensation

No stock options were granted during the three months ended March 31, 2007. The allocation of stock-based compensation expense by functional area for the three months ended March 31, 2007 and 2006, was as follows (in thousands):

	2007	2006
Cost of products revenue	$1	$45
Research and development	46	100
Sales and marketing	35	103
General and administrative	107	212

Total	$189	$460

Ciphergen Biosystems, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements — Continued
(Unaudited)
8.	Loss Per Share

Basic loss per share is calculated using the weighted average number of common shares outstanding during the period. Because the Company is in a net loss position, diluted loss per share is calculated using the weighted average number of common shares outstanding and excludes the effects of 15.3 million and 11.6 million potential common shares as of March 31, 2007 and 2006, respectively, that are antidilutive. Potential common shares include shares that could be issued if all convertible senior notes were converted into common stock, common stock subject to repurchase, common stock issuable under the Company’s 1993 and 2000 Employee Stock Purchase Plan, and incremental shares of common stock issuable upon the exercise of outstanding stock options and warrants.

9.	Segment Information and Geographic Data

As a result of the sale of the Company’s Instrument Business to Bio-Rad on November 13, 2006, management has determined that the Company operates one reportable segment, specialty diagnostic tests. Prior to November 13, 2006, the Company operated one reportable segment, which was the protein research tools and collaborative services business.

Prior to November 13, 2006, the Company sold most of its products and services directly to customers in North America, Western Europe and Japan, and through distributors in other parts of Europe, Asia and in Australia. Revenue for geographic regions reported below is based upon the customers’ locations. The following is a summary of the geographic information related to revenue for the three months ended March 31, 2007 and 2006 (in thousands):

	2007	2006
United States	$21	$1,818
Canada	—	397
Europe	—	2,695
Asia-Pacific	—	2,154

Total	$21	$7,064

During the three months ended March 31, 2006, sales to customers in Japan represented 27% of revenue. No other country outside the U.S. accounted for 10% or more of total revenue during these periods.
Long-lived assets, primarily machinery and equipment, are reported based on the location of the assets. Long-lived asset information by geographic area as of March 31, 2007, and December 31, 2006, were as follows (in thousands):

	March 31,	December 31,
	2007	2006
United States	$2,145	$2,244
Europe	10	16

Total	$2,155	$2,260

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
FORWARD LOOKING STATEMENTS
Ciphergen Biosystems, Inc. (“Ciphergen”) and its wholly owned subsidiaries (collectively the “Company”, “we”, “us” or “our”) has made statements under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other sections of this Form 10-Q that are forward-looking statements for purposes of the safe harbor provisions under the Private Securities Litigation Reform Act of 1995. We claim the protection of such safe harbor, and disclaim any intent or obligation to update any forward-looking statement. You can identify these statements by forward-looking words such as “may”, “will”, “expect”, “intend”, “anticipate”, “believe”, “estimate”, “plan”, “could”, “should” and “continue” or similar words. These forward-looking statements may also use different phrases. We have based these forward-looking statements on our current expectations and projections about future events. Examples of forward-looking statements include the following statements:
•	projections of our future revenue, results of operations and financial condition;

•	anticipated deployment, capabilities and uses of our products and our product development activities and product innovations;

•	the importance of proteomics as a major focus of biology research;

•	competition and consolidation in the markets in which we compete;

•	existing and future collaborations and partnerships;

•	the utility of biomarker discoveries;

•	our belief that biomarker discoveries may have diagnostic and/or therapeutic utility;

•	our plans to develop and commercialize diagnostic tests through our strategic alliance with Quest Diagnostics Incorporated;

•	our ability to comply with applicable government regulations;

•	our ability to expand and protect our intellectual property portfolio;

•	our ability to decrease general and administrative costs;

•	our ability to decrease sales and marketing costs;

•	our ability to decrease research and development costs;

•	anticipated future losses;

•	expected levels of capital expenditures;

•	forgiveness of loan obligations by Quest Diagnostics Incorporated;

•	the period of time for which our existing financial resources, debt facilities and interest income will be sufficient to enable us to maintain current and planned operations;

•	foreign currency exchange rate fluctuations and our plans for mitigating foreign currency exchange risks; and

•	the market risk of our investments.
These statements are subject to significant risks and uncertainties, including those identified in the section of this Form 10-Q entitled “Risk Factors”, that could cause actual results to differ materially from those projected in such forward-looking statements due to various factors, including our ability to generate sales after completing product development of new diagnostic products; managing our operating expenses and cash resources consistent with our plans; our evaluation of the net operating loss carryforwards and research and development deferred tax credits to determine whether there is a limit due to prior year ownership changes; our ability to conduct our new diagnostic product development using both our internal research and development and collaboration partners within the budgets and time frames we have established; the ability of the ProteinChip® technology to discover protein biomarkers that have diagnostic, theranostic and/or drug development utility; the continued emergence of proteomics as a major focus of biological research and drug discovery; and our ability to protect and promote our proprietary technologies. We believe it is important to communicate our expectations to our investors. However, there may be events in the future that we are not able to accurately predict or that we do not fully control that could cause actual results to differ materially from those expressed or implied in our forward-looking statements.

OVERVIEW
The Company is dedicated to the discovery, development and commercialization of specialty diagnostic tests that provide physicians with information with which to manage their patients’ care and that improve patient outcomes. We intend to do this using translational proteomics, which is the process of answering clinical questions by utilizing advanced protein separation tools to identify and resolve variants of specific biomarkers, developing assays, and commercializing tests.
Through collaborations with leading academic and research institutions, including The Johns Hopkins School of Medicine, The University of Texas M.D. Anderson Cancer Center, University College London, The University of Texas Medical Branch, The Katholieke Universiteit Leuven, Ohio State University Research Foundation, and Stanford University, we plan to develop diagnostic tests in the fields of hematology/oncology, cardiovascular disease, and women’s health. The clinical questions we are addressing include early disease detection, treatment response, monitoring of disease progression, prognosis and others. In July 2005, Ciphergen entered into a strategic alliance agreement with Quest Diagnostics Incorporated (“Quest Diagnostics”) covering a three year period during which the parties have agreed to develop and commercialize up to three diagnostic tests based on Surface Enhanced Laser Desorption/Ionization (“SELDI”) technology.
Our most advanced programs are in the field of ovarian cancer. Commonly known as the “silent killer”, ovarian cancer leads to approximately 15,000 deaths each year in the United States. Approximately 23,000 new cases are diagnosed each year, with the majority in patients with late stage disease, where the cancer has spread beyond the ovary. Unfortunately, the prognosis is poor in these patients, leading to the high mortality from this disease. We believe that one unmet clinical need is a diagnostic test that can provide adequate predictive value to stratify patients with a pelvic mass into those with a high risk of invasive ovarian cancer versus those with a low risk. We believe that there are at least 5 million testing opportunities each year addressing this need. Ciphergen has developed a panel of biomarkers we believe provides risk stratification information for ovarian cancer based on a series of studies involving over 2,500 clinical samples from more than five sites.
In a cohort study we were able to show, in 525 consecutively sampled women, a significant increase in the positive predictive value using our marker panel over the baseline level. This translates into the potential to enrich the concentration of ovarian cancer cases referred to the gynecologic oncologist by more than two-fold. Ciphergen is currently working with Quest Diagnostics in their efforts to commercialize this marker set. In addition, Ciphergen is undertaking a prospective clinical trial to support submission to the U.S. Food and Drug Administration (“FDA”), for approval as an in vitro diagnostic (“IVD”) test kit.
Ciphergen was originally incorporated in California on December 9, 1993, under the name Abiotic Systems. In March 1995, we changed our corporate name to Ciphergen Biosystems, Inc. and in May 2000, we reincorporated in Delaware. We had our initial public offering in September 2000. In November 2006 we sold certain assets and liabilities of our protein research tools and collaborative services business (the “Instrument Business”) to Bio-Rad Laboratories, Inc. (“Bio-Rad”) in an asset sale transaction in order to concentrate our resources on developing clinical protein biomarker diagnostic products and services. As a result of the asset sale to Bio-Rad, we have substantially reduced the size of our staff.
Prior to the November 13, 2006, sale of our Instrument Business to Bio-Rad, our sales were driven by the need for new and better tools to perform protein discovery, characterization, purification, identification and assay development. Many of the ProteinChip® Systems sold to our customers also generated a recurring revenue stream from the sale of consumables and maintenance contracts. In addition, some of our customers will enhance their ProteinChip® Systems by adding our automation accessories and advanced software. This recurring revenue stream was sold to Bio-Rad as part of the sale of the Instrument Business.
Our expenses have consisted primarily of materials, contracted manufacturing services, labor and overhead costs to manufacture our ProteinChip® Systems and ProteinChip® Arrays and to provide customer services; marketing and sales activities; research and development programs; litigation; and general and administrative costs associated with our operations.

We expect to incur losses for at least the next year. To become profitable, we will need to begin achieving revenue from our diagnostic efforts. Due to the asset sale of our Instrument Business to Bio-Rad, we will have limited revenues until our diagnostic tests are developed and successfully commercialized. To become profitable, we will need to complete development of key diagnostic tests, obtain FDA approval and successfully commercialize our products. We have a limited history of operations in developing diagnostic tests, and we anticipate that our quarterly results of operations will fluctuate for the foreseeable future due to several factors, including market acceptance of current and new products, the timing and results of our research and development efforts, the introduction of new products by our competitors and possible patent or license issues. Our limited operating history makes accurate prediction of future results of operations difficult.
RECENT DEVELOPMENTS
During February 2007, Ciphergen initiated a prospective clinical trial to evaluate its ovarian cancer triage test to differentiate women with ovarian cancer from women with benign pelvic masses. The trial seeks to demonstrate that the positive predictive value of the Ciphergen ovarian triage test is better than the current standard of care (physical and radiological exam) for distinguishing benign from malignant ovarian tumors. Depending on prevalence of cancer within the study population, Ciphergen plans to enroll 700 to 1,000 patients at approximately twenty clinical trial sites. Ciphergen expects to submit the results of the trial to the FDA for clearance as an in vitro diagnostic.
During January 2007, the European Patient Office issued an EU Patent, Prostate Cancer Marker Proteins, to Ciphergen for aiding in prostate cancer diagnosis. The patent describes a method that measures certain protein biomarkers that are present in the blood of patients with prostate cancer versus patients who do not have prostate cancer.
On June 26, 2006, Health Discovery Corporation filed a lawsuit against Ciphergen in the United States District Court for the Eastern District of Texas, Marshall Division (the “Court”), claiming that software used in certain of Ciphergen’s ProteinChip® Systems infringes on three of its United States patents. Health Discovery Corporation is seeking injunctive relief as well as unspecified compensatory and enhanced damages, reasonable attorney’s fees, prejudgment interest and other costs. On August 1, 2006, Ciphergen filed an unopposed motion with the Court to extend the deadline for Ciphergen to answer or otherwise respond until September 2, 2006. Ciphergen filed its answer and counterclaim to the complaint with the Court on September 1, 2006. Concurrent with its answer and counterclaims, Ciphergen filed a motion to transfer the case to Northern District of California. On January 10, 2007, the court granted Ciphergen’s motion to transfer the case to the Northern District of California. The parties met for a scheduled mediation on May 7, 2007, and are having ongoing discussions. Additionally, the parties agreed to move the case management conference from its originally scheduled date of April 27, 2007, to June 8, 2007, in the Northern District of California. Given the early stage of this action, the Company cannot predict the ultimate outcome of this matter at this time.
In connection with the sale of the Company’s Instrument Business on November 13, 2006, Bio-Rad put in escrow $2.0 million from the sales proceeds until the issuance of a re-examination certificate confirming United States Patent 6,734,022 (the “022 patent”). If the United States Patent and Trademark Office (the “USPTO”) does not issue a re-examination certificate confirming the patentability of all of the claims as originally issued in the 022 patent, or claims of equivalent scope, the Company will not be entitled to receive the $2.0 million held in escrow by Bio-Rad. The 022 patent is currently under re-examination in the USPTO. The 022 patent is directed to a fundamental process of SELDI that involves capturing an analyte from a sample on the surface of a mass spectrometry probe derivatized with an affinity reagent, applying matrix and detecting the captured analyte by laser desorption mass spectrometry. In March 2007, the USPTO issued a final office action in the re-examination, rejecting all of the claims of the 022 patent. The Company believes that the claims of the 022 patent are valid. While the office action is designated “final” the Company has, under the USPTO rules, as much as six months to advocate for the patentability of the claimed invention with the patent examiners, after which the Company has recourse to appeal. The Company has discussed the outstanding rejections and the patentability of the claimed invention with the patent examiners on March 30, 2007, and on April 11, 2007. In addition, on April 18, 2007, the Company filed a response to the final office action in the USPTO. The Company believes the filing of the response should result in a finding that the claims of the 022 patent are valid, but is prepared to appeal any rejection that is maintained.

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT ESTIMATES
Other than as discussed below, the Company has made no significant changes in its critical accounting policies and significant estimates from those disclosed in its Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
Income Taxes
In June 2006, the Financial Accounting Standards Board (the “FASB”) issued FASB Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109, which clarifies the accounting for income tax uncertainties that have been recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a comprehensive model for how companies should recognize, measure, present and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under FIN 48, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts. FIN 48 is effective for fiscal years beginning after December 15, 2006.
This statement became effective for Ciphergen on January 1, 2007. The cumulative effect of adopting FIN 48 on January 1, 2007, resulted in no liability under FIN 48 on the balance sheet. There are open statutes of limitations for taxing authorities to audit the Company for federal and state jurisdictions from the year 2003 through the current period. Since the Company had a full valuation on all the deferred tax assets, FIN 48 had no impact on the Company’s effective tax rate. The Company is evaluating the net operating loss carryforwards, and research and development deferred tax assets to determine whether there is a limit due to prior year ownership changes. Therefore, it is possible that a portion of these deferred tax assets may be limited in their use after the studies have been completed.
The Company accounts for income taxes using the liability method. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and the tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. A valuation allowance is established when necessary to reduce deferred tax assets to the amounts expected to be realized. Interest and penalties related to income taxes are recorded to interest and other expense of the consolidated statement of operations.
Recent Accounting Pronouncements
Fair Value Option for Financial Assets and Financial Liabilities
In February 2007, the FASB issued of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115. SFAS No. 159 provides entities with an option to report selected financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact that adopting SFAS No. 159 will have on its consolidated financial statements.
Fair Value Measurements
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. The provisions of SFAS No. 157 are effective for fiscal years beginning after

November 15, 2007, and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact that adopting SFAS No. 157 will have on its consolidated financial statements.
RESULTS OF OPERATIONS
Three Months Ended March 31, 2007, Compared to Three Months Ended March 31, 2006
Products Revenue. There was no products revenue for the first quarter of 2007 compared to $4.8 million for the same period in 2006. The decrease was the result of our Instrument Business asset sale to Bio-Rad.
Services Revenue. Services revenue decreased to $21,000 for the first quarter of 2007 from $2.3 million for the same period in 2006. Services revenue for the first quarter of 2007 was from ongoing support services provided to a customer. This decrease was the result of our Instrument Business asset sale to Bio-Rad.
Cost of Products Revenue. There was no cost of products revenue for the first quarter of 2007 compared to $2.3 million for the same period in 2006. This decrease was the result of our Instrument Business asset sale to Bio-Rad
Cost of Services Revenue. Cost of services revenue decreased to $15,000 for the first quarter of 2007 from $1.1 million for the same period in 2006. Cost of services revenue for the first quarter of 2007 were from ongoing support services provided to a customer. This decrease was the result of our Instrument Business asset sale to Bio-Rad.
Research and Development Expenses. Research and development expenses decreased by $1.1 million, or 36.1%, to $1.9 million for the first quarter of 2007 from $3.0 million for the same period in 2006. This decrease is primarily due to transition to diagnostic testing and away from tools development following our Instrument Business asset sale to Bio-Rad. This resulted in reductions in employee headcount to twelve at March 31, 2007, from forty-four at March 31, 2006, and correspondingly salaries, payroll taxes, employee benefits and stock-based compensation decreased by $623,000; materials and supplies used in the development of new products by $214,000; and depreciation expense by $112,000. Stock-based compensation expense included in research and development expenses was $46,000 and $100,000 for the first quarters of 2007 and 2006, respectively.
Sales and Marketing Expenses. Sales and marketing expenses decreased to $556,000 for the first quarter of 2007 from $3.5 million for the same period in 2006. The decrease was largely due our Instrument Business asset sale to Bio-Rad. Correspondingly, employee headcount decreased to six at March 31, 2007, from eighty-six at March 31, 2006, which resulted in a decline in salaries, payroll taxes, employee benefits and stock-based compensation of approximately $1.9 million. This also resulted in reductions in travel by $423,000; internal consumption of ProteinChip® Arrays and other consumables for customer demonstrations and support by $176,000; office rent by $121,000; and depreciation expense by $380,000. Stock-based compensation expense included in sales and marketing expenses was $35,000 and $103,000 for the first quarters of 2007 and 2006, respectively.
General and Administrative Expenses. General and administrative expenses increased to $3.2 million for the first quarter of 2007 from $2.3 million for the same period in 2006, an increase of $918,000 or 40.3%. The increase was primarily due to increased domestic audit fees of $382,000 and international audit fees of $152,000 as a result of timing; and incremental costs of $174,000 to support the financial reporting obligations. Employee headcount declined to thirteen at March 31, 2007, from twenty-two at March 31, 2006. Legal fees also increased by $211,000 for the filing of new patent applications. The increase was offset by the reduction in office rent by $388,000. Stock-based compensation expense included in general and administrative expenses was $107,000 and $212,000 for the first quarters of 2007 and 2006, respectively.
Interest and Other Expense, Net. Interest income for the first quarter of 2007 was $164,000 compared to $238,000 for the same period in 2006. Interest income decreased primarily due to the liquidation of short-term investments during 2006 to fund operations. Interest expense for the first quarter of 2007 was $526,000 compared to $533,000 for the same period in 2006. Interest expense in both periods consisted largely of interest accrued for our convertible senior notes, borrowings from Quest Diagnostics, equipment-financing loan and capital leases. Approximately $38,000 and $132,000 of the interest expense for the first quarters of 2007 and 2006, respectively, was non-cash, attributable to amortization of the beneficial conversion feature associated with the convertible senior notes. Net other expense in the first quarter of 2007 was $21,000 compared to net other income of $59,000 for the same period in 2006. Net other income for the first quarter of 2006 resulted primarily from $160,000 received in settlement of a claim against a service provider, partly offset by $93,000 for amortization of the offering costs related to the convertible senior notes.
Income Tax Provision. The provision for income taxes for the first quarter of 2007 was $6,000 compared to $114,000 for the same period in 2006. The decrease in expense was primarily due to reduction of net income in our foreign operations as a result of our Instrument Business asset sale to Bio-Rad.
LIQUIDITY AND CAPITAL RESOURCES
From our inception through March 31, 2007, we have financed our operations principally with $229.3 million from the sales of products and services to customers and net proceeds from debt and equity financings totaling approximately $163.8 million. This includes net proceeds of $92.4 million from our initial public offering in September 2000, net proceeds of $26.9 million from our Series E Preferred Stock financing in March 2000, net proceeds of $15.0 million from the sale of 6,225,000 shares of our common stock and a warrant for 2,200,000 shares of our common stock to Quest Diagnostics on July 22, 2005, and $19.0 million in proceeds from Bio-Rad on November 13, 2006, in connection with our sale of the Instrument Business and from our sale of 3,086,420 shares of common stock. In addition, in July 2005, Quest Diagnostics agreed to loan us up to $10.0 million with interest accrued at the prime rate plus 0.5% and paid monthly, solely to fund certain development activities related to our strategic alliance, against which we had borrowed approximately $8.8 million as of March 31, 2007. We also received net proceeds of $27.0 million from the sale of our BioSepra® business in November 2004. An additional $1.0 million plus accrued interest which was in an interest-bearing escrow account for one year after the sale of our BioSepra® business was paid to us on December 1, 2005.
Cash, cash equivalents and short-term investments at March 31, 2007, were $13.6 million. Working capital at March 31, 2007, was $8.9 million. The decrease in working capital was principally due to a net $4.1 million decrease in cash and cash equivalents to fund our operating losses of $6.0 million.
Net cash used in operating activities was $5.6 million for the three months ended March 31, 2007, primarily as a result of the $6.0 million net loss reduced by $539,000 of noncash expenses for depreciation, stock-based compensation and amortization of debt issuance costs and increased by $113,000 of cash usage from changes in operating assets and liabilities.
Net cash used in investing activities was $193,000 for the three months ended March 31, 2007, which resulted from the acquisition of robotics machinery and other equipment for laboratory use and service of collaboration partner instruments.
Net cash provided by financing activities was $1.7 million for the three months ended March 31, 2007, which primarily resulted from the receipt of loan proceeds from Quest Diagnostics.
The consolidated financial statements of the Company were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant net losses and negative cash flows from operations since inception. At March 31, 2007, the Company had an accumulated deficit of $223.9 million. Management believes that currently available resources together with existing debt facilities will not be sufficient to fund the Company’s obligations. The Company’s ability to continue to meet its obligations and to achieve its business objectives is dependent upon, among other things, raising additional capital or generating sufficient revenue in excess of costs. At such time as the Company requires additional funding, the Company may seek to raise such additional funding from various sources, including the public equity market, private financings, sales of assets, collaborative arrangements and debt. If additional capital is raised through the issuance of securities convertible into equity, stockholders will experience dilution, and such securities may have rights, preferences or privileges senior to those of the holders of common stock or convertible senior notes. If the Company obtains additional funds through arrangements with collaborators or strategic partners, it may be required to relinquish its rights to certain technologies or products that it might otherwise seek to retain. There can be no assurance that the Company will be able to obtain such financing, or obtain it on acceptable terms. If the Company is unable to obtain financing on acceptable terms, it may be unable to execute its business plan, it could be required to delay or reduce the scope of its operations, and it may not be able to pay off the convertible senior notes if and when they come due.
The Company’s inability to operate profitably and to consistently generate cash flows from operations, its reliance on external funding either from loans or equity, raise substantial doubt about the Company’s ability to continue as a going concern.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
The following discussion about Ciphergen Biosystems, Inc. (“Ciphergen”) and its wholly owned subsidiaries (collectively the “Company”, “we” or “our”) market risk involves forward-looking statements. We are exposed to market risk related mainly to changes in interest rates. We do not invest in derivative financial instruments.
INTEREST RATE SENSITIVITY
As of March 31, 2007, our cash was held primarily in money market accounts. We believe that, in the near-term, we will maintain our available funds in money market accounts.
The primary objective of our investment activities is to preserve principal, maintain proper liquidity to meet operating needs and maximize yields. Our investment policy, which has been approved by our Board of Directors, specifies credit quality standards for our investments and limits the amount of credit exposure to any single issue, issuer or type of investment.
Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our available funds for investment. Our long-term debts are at fixed interest rates. We do not plan to use derivative financial instruments in our investment portfolio.
FOREIGN CURRENCY EXCHANGE RISK
As a result of the Instrument Business asset sale to Bio-Rad Laboratories, Inc., the Company is currently generating residual services revenue from one domestic customer. Accordingly, there is currently no foreign currency exchange risk related to our revenues. However, the Company has a foreign subsidiary, Ciphergen Biosystems KK of which the functional currency is the Japanese yen. Accordingly, the accounts of this operation are translated from the Japanese yen to the U.S. dollar using the current exchange rate in effect at the balance sheet date for the balance sheet accounts, and using the average exchange rate during the period for revenue and expense accounts. The effects of translation are recorded to accumulated other comprehensive loss of stockholders’ deficit.
The accounts of all other foreign operations are remeasured to the U.S. dollar, which is the functional currency. Accordingly, all monetary assets and liabilities of these foreign operations are translated into U.S. dollars at current period-end exchange rates, and non-monetary assets and related elements of expense are translated using historical rates of exchange. Income and expense elements are translated to U.S. dollars using average exchange rates in effect during the period. Gains and losses from the foreign currency transactions of these subsidiaries are recorded to interest and other expense, net in the consolidated statement of operations. The net tangible assets of our non-U.S. operations, excluding intercompany debt, were $1.7 million at March 31, 2007.
We did not enter into any forward contracts during the three months ended March 31, 2007. Although we will continue to monitor our exposure to currency fluctuations, we cannot provide assurance that exchange rate fluctuations will not harm our business in the future.
Item 4. Controls and Procedures
At the end of the period covered by this report, Ciphergen Biosystems, Inc. (“Ciphergen”; Ciphergen and its wholly owned subsidiaries are collectively referred to as the “Company”) carried out an evaluation, under the supervision and with the participation of the Company’s management, including Ciphergen’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon this evaluation, Ciphergen’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.
There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
On June 26, 2006, Health Discovery Corporation filed a lawsuit against Ciphergen Biosystems, Inc. (“Ciphergen”; Ciphergen and its wholly owned subsidiaries are collectively referred to as the “Company”) in the United States District Court for the Eastern District of Texas, Marshall Division (the “Court”), claiming that software used in certain of Ciphergen’s ProteinChip® Systems infringes on three of its United States patents. Health Discovery Corporation is seeking injunctive relief as well as unspecified compensatory and enhanced damages, reasonable attorney’s fees, prejudgment interest and other costs. On August 1, 2006, Ciphergen filed an unopposed motion with the Court to extend the deadline for Ciphergen to answer or otherwise respond until September 2, 2006. Ciphergen filed its answer and counterclaim to the complaint with the Court on September 1, 2006. Concurrent with its answer and counterclaims, Ciphergen filed a motion to transfer the case to Northern District of California. On January 10, 2007, the court granted Ciphergen’s motion to transfer the case to the Northern District of California. The parties met for a scheduled mediation on May 7, 2007, and are having ongoing discussions. Additionally, the parties agreed to move the case management conference from its originally scheduled date of April 27, 2007, to June 8, 2007, in the Northern District of California. Given the early stage of this action, the Company cannot predict the ultimate outcome of this matter at this time.
Item 1a. Risk Factors
The reader should carefully consider each of the risks and uncertainties Ciphergen Biosystems, Inc. (“Ciphergen”) and its wholly owned subsidiaries (collectively the “Company”, “we”, “us” or “our”) describe below, as well as all of the other information in this report. The risks and uncertainties we describe below are not the only ones we face. Additional risks and uncertainties which we are currently unaware of or that we currently believe to be immaterial could also adversely affect our business.
We expect to continue to incur net losses in 2007 and 2008. If we are unable to significantly increase our revenues, we may never achieve profitability.
From our inception through March 31, 2007, we have generated cumulative revenue from the sale of products and services to customers of approximately $229.3 million and have incurred net losses of approximately $223.9 million. We have experienced significant operating losses each year since our inception and expect these losses to continue for at least the next several quarters, resulting in an expected net losses for 2007 and 2008. For example, we experienced net losses of $22.1 million in 2006 and $6.0 million for the three months ended March 31, 2007. Our losses have resulted principally from costs incurred in research and development, sales and marketing, litigation, and general and administrative costs associated with our operations. These costs have exceeded our gross profit which, to date, has been generated principally from product sales derived from a business that we have now sold. We expect to incur additional operating losses and these losses may be substantial. We may never achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.
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
Our ability to commercialize our potential diagnostic tests is heavily dependent on our strategic alliance with Quest Diagnostics Incorporated.
On July 22, 2005, Ciphergen and Quest Diagnostics Incorporated (“Quest Diagnostics”) entered into a three-year strategic alliance, which focuses on commercializing up to three assays chosen from Ciphergen’s pipeline. If this three-year strategic alliance does not continue for its full term or if Quest Diagnostics fails to proceed to diligently perform its obligations as a part of the strategic alliance, such as independently developing, validating, and commercializing potential diagnostics tests, our ability to commercialize our potential diagnostic tests would be seriously harmed. Due to the current uncertainty with regard to U.S. Food and Drug Administration (the “FDA”) regulation of analyte specific reagents (“ASR’s”) or for other reasons, Quest Diagnostics may elect to forgo development of ASR “home brew” laboratory tests and instead elect to wait for the development of in vitro diagnostic (“IVD”) test kits, which would adversely affect our revenues. If we elect to increase our expenditures to fund diagnostic development programs or research programs on our own, we will need to obtain additional capital, which may not be available on acceptable terms, or at all. If we fail to develop diagnostic tests, our ability to expand our business would be seriously harmed.
The commercialization of our diagnostic tests may be adversely impacted by changing FDA regulations.
The current regulatory environment with regard to ASR’s and in vitro diagnostic multivariate index assays (“IVDMIA’s”), such as our potential ovarian cancer diagnostic test, is unclear. To the extent the FDA requires that our potential diagnostic tests receive FDA 510(k) clearance or pre-market approval, our ability to develop and commercialize our potential diagnostic tests may be prevented or significantly delayed, which would adversely affect our revenues.
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
One aspect of our business plan is to develop diagnostic tests based on certain biomarkers, which we have the right to utilize through licenses with our academic collaborators, such as The Johns Hopkins School of Medicine and the University of Texas M.D. Anderson Cancer Center. In some cases, our collaborators own the entire right to the biomarkers. In other cases we co-own the biomarkers with our collaborator. If, for some reason, we lose our license to biomarkers owned entirely by our collaborators, we may not be able to use those biomarkers in diagnostic tests. If we lose our exclusive license to biomarkers co-owned by us and our collaborators, our collaborators may license their share of the intellectual property to a third party that may compete with us in offering the diagnostic test.
If the United States Patent and Trademark Office significantly narrows or cancels the claims of United States Patent 6,734,022, which is presently under re-examination, we will not receive a $2.0 million potential payment and may lose market exclusivity for certain of our potential products.
In connection with the sale of the Company’s protein research tools and collaborative services business on November 13, 2006, Bio-Rad put in escrow $2.0 million from the sales proceeds until the issuance of a re-examination certificate confirming United States Patent 6,734,022 (the “022 patent”). If the United States Patent and Trademark Office (the “USPTO”) does not issue a re-examination certificate confirming the patentability of all of the claims as originally issued in the 022 patent, or claims of equivalent scope, the Company will not be entitled to receive the $2.0 million held in escrow by Bio-Rad. The 022 patent is currently under re-examination in the USPTO. The 022 patent is directed to a fundamental process of SELDI that involves capturing an analyte from a sample on the surface of a mass spectrometry probe derivatized with an affinity reagent, applying matrix and detecting the captured analyte by laser desorption mass spectrometry. In March 2007, the USPTO issued a final office action in the re-examination, rejecting all of the claims of the 022 patent. We believe that the claims of the 022 patent are valid. While the office action is designated “final” we have, under the USPTO rules, as much as six months to advocate for the patentability of the claimed invention with the patent examiners, after which the Company has recourse to appeal. The Company has discussed the outstanding rejections and the patentability of the claimed invention with the patent examiners on March 30, 2007, and on April 11, 2007. In addition, on April 18, 2007, the Company filed a response to the final office action in the USPTO. The Company believes the filing of the response should result in a finding that the claims of the 022 patent are valid, but is prepared to appeal any rejection that is maintained. Furthermore, if these claims are canceled or significantly narrowed in scope, we may be unable to block competitors from utilizing SELDI to develop diagnostic tests that involve detecting a single diagnostic biomarker, and our revenues may therefore be adversely affected.
We have drawn funds from the $10.0 million secured line of credit provided by Quest Diagnostics. If we fail to achieve the loan forgiveness milestones set forth therein, we will be responsible for full repayment of the loan.
In connection with the strategic alliance with Quest Diagnostics, Quest Diagnostics agreed to provide us with a $10.0 million secured line of credit, from which we had drawn a total of approximately $8.8 million as of March 31, 2007. Borrowings may be made in monthly increments of up to approximately $417,000 over a two year period, with accrued interest to be paid monthly. Funds from this collateralized line of credit may only be used to pay certain costs and expenses directly related to the strategic alliance, with forgiveness of the repayment obligations based upon our achievement of milestones related to the development, regulatory approval and commercialization of laboratory tests. Should we fail to achieve these milestones, we would be responsible for the repayment of the outstanding principal amount of any such loans on or before July 22, 2010.
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
The commercialization of our products could be impacted by being delayed, halted or prevented by applicable FDA regulations. If the FDA were to view any of our actions as non-compliant, it could initiate enforcement action such as a warning letter and possible imposition of penalties. Finally, ASR’s that we may provide will be subject to a number of FDA requirements, including compliance with the FDA’s Quality System Regulations (“QSR’s”), which establish extensive regulations for quality assurance and control as well as manufacturing procedures. Failure to comply with these regulations could result in enforcement action for us or our potential partners. Adverse FDA action in any of these areas could significantly increase our expenses and limit our revenue and profitability. Although we are ISO 9001:2000 certified with respect to our manufacturing processes used for our previous ProteinChip® products, we will need to undertake additional steps to maintain our operations in line with FDA QSR requirements. Our manufacturing facilities will be subject to periodic regulatory inspections by the FDA and other federal and state regulatory agencies. We have not yet been subject to an FDA inspection. We may not satisfy such regulatory requirements, and any such failure to do so would have an adverse effect on our diagnostics efforts.
Because our business is highly dependent on key executives and employees, our inability to recruit and retain these people could hinder our business plans.
We are highly dependent on our executive officers and certain key employees. Our product development could be delayed or curtailed if we lose the services of any of these people. To expand our research and product development efforts, we need people skilled in areas such as bioinformatics, biochemistry, and information services. Competition for qualified employees is intense. We will not be able to expand our business if we are unable to hire, train and retain a sufficient number of qualified employees. During 2005 and 2006, we took steps to reduce our headcount and our voluntary employee turnover has increased from historic levels.
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
Compliance with laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and NASDAQ Capital Markets listing requirements, are resulting in increased compliance costs. Compliance with these evolving standards will result in increased general and administrative expenses and may cause a diversion of management time and attention from revenue-generating activities to compliance activities.
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
As of March 31, 2007, we had $19.0 million of convertible senior notes outstanding. As a result of this indebtedness, we have high principal and interest payment obligations. The degree to which we are leveraged could, among other things:
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
Financial Accounting Standards Board Interpretation No. 48 may impact our future results of operations.
On January 1, 2007, the Company adopted Financial Accounting Standards Board (the “FASB”) Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109. The cumulative effect of adopting FIN 48 resulted in no liability on the balance sheet. There are open statutes of limitations for taxing authorities to audit the Company for federal and state jurisdictions from the year 2003 through the current period. Since the Company had a full valuation on all the deferred tax assets, FIN 48 had no impact on the Company’s effective tax rate. The Company is evaluating the net operating loss carryforwards, and research and development deferred tax assets to determine whether there is a limit due to prior year ownership changes. Therefore, it is possible that a portion of these deferred tax assets may be limited in their use after the studies have been completed.
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
The trading price of our common stock has been highly volatile and could continue to be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:
•	failure to commercialize diagnostic tests and significantly increase revenue;

•	actual or anticipated period-to-period fluctuations in financial results;
•	failure to achieve, or changes in, financial estimates by securities analysts;
•	announcements or introductions of new products or services or technological innovations by us or our competitors;
•	publicity regarding actual or potential discoveries of biomarkers by others;
•	comments or opinions by securities analysts or major stockholders;
•	conditions or trends in the pharmaceutical, biotechnology and life science industries;
•	announcements by us of significant acquisitions and divestitures, strategic partnerships, joint ventures or capital commitments;
•	developments regarding our patents or other intellectual property or that of our competitors;
•	litigation or threat of litigation;
•	additions or departures of key personnel;
•	sales of our common stock;
•	limited daily trading volume; and
•	economic and other external factors or disasters or crises.
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
Future sales of substantial amounts of our common stock in the public market, or the perception that such sales are likely to occur, could affect prevailing trading prices of our common stock and the value of the notes. As of March 31, 2007, we had:
•	39,240,749 shares of common stock outstanding;
•	4,321,129 shares of common stock reserved for issuance upon exercise of options outstanding under our stock option plans with a weighted average exercise price of $4.56 per share
•	in addition to the shares reserved for issuance upon the exercise of options referred to in the preceding bullet point, 2,936,073 shares reserved for future issuance under our and employee stock purchase plans; and
•	Warrants outstanding for 2,400,000 shares of common stock at a purchase price of $3.50 for 2,200,000 warrants and $1.26 for 200,000 warrants.
Because the notes are convertible into common stock only at a specific conversion price, a decline in our common stock price may cause the value of the notes to decline.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
None.
Item 6. Exhibits
Index to Exhibits

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					✓

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					✓

32.0	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					(1)

(1)	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CIPHERGEN BIOSYSTEMS, INC.

Date: May 15, 2007	/s/ Gail S. Page Gail S. Page
Director, President and Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2007	/s/ Debra A. Young Debra A. Young
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Index to Exhibits

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					✓

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					✓

32.0	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					(1)

(1)	Furnished herewith