Form 10-Q
period 2007-06-30
CIPHERGEN BIOSYSTEMS INC
filed 2007-08-13
CIK 926617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended June 30, 2007.
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
Registrant’s telephone number, including area code: (510) 505-2100
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 31, 2007, the Registrant had 39,263,842 shares of common stock, par value $0.001 per share, outstanding.

Ciphergen Biosystems, Inc. and Subsidiaries

Ciphergen is a registered trademark of Ciphergen Biosystems, Inc. ProteinChip is a registered trademark of Bio-Rad Laboratories, Inc. Biomek is a registered trademark of Beckman Coulter Inc. BioSepra is a registered trademark of Pall Corporation.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Ciphergen Biosystems, Inc. and Subsidiaries
Consolidated Balance Sheets
(Dollars in Thousands, Except Share and Par Value Amounts)
(Unaudited)

	June 30,	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$9,553	$17,711
Accounts receivable, net of allowance for doubtful accounts of $- and $2, respectively	19	29
Prepaid expenses and other current assets	1,003	2,300

Total current assets	10,575	20,040

Property, plant and equipment, net	1,889	2,260
Other assets	691	716

Total assets	$13,155	$23,016

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$2,620	$2,401
Accrued liabilities	3,742	4,600
Deferred revenue	31	45

Total current liabilities	6,393	7,046

Long-term debt owed to related party	10,000	7,083
Convertible senior notes, net of discount	18,553	18,428
Other liabilities	461	360

Total liabilities	35,407	32,917

Commitments and contingencies (Note 6)

Stockholders’ deficit:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding at June 30, 2007, and December 31, 2006	—	—
Common stock, $0.001 par value, 80,000,000 shares authorized at June 30, 2007, and December 31, 2006; 39,263,842 and 39,220,437 shares issued and outstanding at June 30, 2007, and December 31, 2006, respectively	39	39
Additional paid-in capital	208,482	207,991
Accumulated deficit	(230,733)	(217,860)
Accumulated other comprehensive loss	(40)	(71)

Total stockholders’ deficit	(22,252)	(9,901)

Total liabilities and stockholders’ deficit	$13,155	$23,016

See accompanying notes to consolidated financial statements.

Ciphergen Biosystems, Inc. and Subsidiaries
Consolidated Statements of Operations
(Dollars in Thousands, Except Share and Per Share Amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenue:
Products	$—	$3,196	$—	$8,005
Services	—	2,077	21	4,332

Total revenue	—	5,273	21	12,337

Cost of revenue:
Products	—	1,870	—	4,143
Services	—	1,077	15	2,208

Total cost of revenue	—	2,947	15	6,351

Gross profit	—	2,326	6	5,986

Operating expenses:
Research and development	2,204	2,874	4,115	5,866
Sales and marketing	368	3,945	924	7,448
General and administrative	3,339	2,729	6,536	5,008

Total operating expenses	5,911	9,548	11,575	18,322

Loss on sale of instrument business	(382)	—	(382)	—

Loss from operations	(6,293)	(7,222)	(11,951)	(12,336)

Interest income	125	226	289	464
Interest expense	(605)	(566)	(1,131)	(1,099)
Other expense, net	(57)	(117)	(78)	(58)

Loss before income taxes	(6,830)	(7,679)	(12,871)	(13,029)
Income tax benefit (expense)	4	(56)	(2)	(170)

Net loss	$(6,826)	$(7,735)	$(12,873)	$(13,199)

Loss per share — basic and diluted	$(0.17)	$(0.21)	$(0.33)	$(0.37)

Shares used to compute basic and diluted loss per common share	39,256,229	36,048,319	39,244,660	36,023,737

See accompanying notes to consolidated financial statements.

Ciphergen Biosystems, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity (Deficit) and Comprehensive Loss
(Dollars in Thousands, Except Share and Per Share Amounts)
(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’	Comprehensive
	Shares	Amount	Capital	Deficit	Loss (1)	Equity (Deficit)	Loss
Balance at December 31, 2005	35,998,881	$36	$202,485	$(195,794)	$(204)	$6,523

Net loss	—	—	—	(13,199)	—	(13,199)	$(13,199)
Foreign currency translation adjustment	—	—	—	—	125	125	125

Comprehensive loss							$(13,074)

Common stock shares issued in connection with:
Exercise of stock options	250	—	—	—	—	—
Employee stock purchase plan	75,886	—	100	—	—	100
Stock compensation charge	—	—	924	—	—	924

Balance at June 30, 2006	36,075,017	$36	$203,509	$(208,993)	$(79)	$(5,527)

Balance at December 31, 2006	39,220,437	$39	$207,991	$(217,860)	$(71)	$(9,901)

Net loss	—	—	—	(12,873)	—	(12,873)	$(12,873)
Foreign currency translation adjustment	—	—	—	—	31	31	31

Comprehensive loss							$(12,842)

Common stock shares issued in connection with:
Exercise of stock options	20,312	—	24	—	—	24
Employee stock purchase plan	23,093	—	21	—	—	21
Stock compensation charge	—	—	446	—	—	446

Balance at June 30, 2007	39,263,842	$39	$208,482	$(230,733)	$(40)	$(22,252)

(1)	Accumulated Other Comprehensive Loss arises solely from foreign currency cumulative translation adjustment.
See accompanying notes to consolidated financial statements.

Ciphergen Biosystems, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in Thousands)
(Unaudited)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(12,873)	$(13,199)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on sale of instrument business	382	—
Depreciation and amortization	590	2,442
Stock-based compensation expense	446	924
Amortization of debt discount associated with beneficial conversion feature of convertible senior notes	125	265
Amortization of debt issuance costs	37	186
Accrued investment income	—	(5)
Changes in operating assets and liabilities:
Decrease in accounts receivable	10	1,707
Decrease (increase) in prepaid expenses and other current assets	946	(45)
Decrease in inventories	—	1,044
Increase in other assets	—	(18)
Decrease in accounts payable and accrued liabilities	(682)	(1,624)
Decrease in deferred revenue	(14)	(460)
Increase (decrease) in other liabilities	101	(155)

Net cash used in operating activities	(10,932)	(8,938)

Cash flows from investing activities:
Purchase of property, plant and equipment	(219)	(530)
Maturities of short-term investment	—	2,245
Payment for license related to litigation settlement	—	(242)

Net cash provided by (used in) investing activities	(219)	1,473

Cash flows from financing activities:
Proceeds from exercises of stock options	24	—
Proceeds from purchase of common stock by employee stock purchase plan	21	99
Proceeds from secured line of credit with Quest Diagnostics Incorporated	2,917	2,500
Principal payments on capital lease obligations	—	(12)
Repayments of long-term debt	—	(377)

Net cash provided by financing activities	2,962	2,210

Effect of exchange rate changes on cash and cash equivalents	31	93

Net decrease in cash and cash equivalents	(8,158)	(5,162)
Cash and cash equivalents, beginning of period	17,711	25,738

Cash and cash equivalents, end of period	$9,553	$20,576

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$751	$811
Income taxes	93	7

Noncash investing and financing activities:
Transfer of fixed assets to inventory	$—	$101
Acquisition of property and equipment under capital leases	—	1
See accompanying notes to consolidated financial statements.

Ciphergen Biosystems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
1.	Organization, Basis of Presentation and Summary of Significant Accounting and Reporting Policies

The Company

Ciphergen Biosystems, Inc. (“Ciphergen”) and its wholly owned subsidiaries (collectively the “Company”, “we”, “us” or “our”) is dedicated to the discovery, development and commercialization of specialty diagnostic tests that provide physicians with information with which to manage their patients’ care and to improve patient outcomes. We intend to use translational proteomics, which is the process of answering clinical questions by utilizing advanced protein separation methods to identify and resolve variants of specific biomarkers, develop assays and commercialize diagnostic tests.

At the annual stockholders’ meeting on June 29, 2007, the stockholders’ approved amendments to the charter to effect a name change of the Company from Ciphergen Biosystems, Inc. to Vermillion, Inc. to better represent the transition of the Company from its historical roots as a proteomic tools business to a specialty diagnostic testing business. The Company expects to amend its certificate of incorporation reflecting the name change in August 2007.

Prior to the November 13, 2006, sale of assets and liabilities of our protein research tools and collaborative services business (the “Instrument Business”) to Bio-Rad Laboratories, Inc. (“Bio-Rad”), the Company developed, manufactured and sold ProteinChip® Systems for life science research. This patented technology is recognized as Surface Enhanced Laser Desorption/Ionization (“SELDI”). The systems consist of ProteinChip® Readers, ProteinChip® Software and related accessories, which were used in conjunction with consumable ProteinChip® Arrays. These products were sold primarily to pharmaceutical and biotechnology companies, and academic and government research laboratories. The Company also provided research services through its Biomarker Discovery Center laboratories, and offered consulting services, customer support services and training classes to its customers and collaborators. As a result of the sale of assets and liabilities of our Instrument Business to Bio-Rad on November 13, 2006, the Company does not expect to generate substantial revenues until certain diagnostic tests are cleared by the United States Food and Drug Administration (the “FDA”) and commercialized.

The accompanying consolidated financial statements of the Company were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant net losses and negative cash flows from operations since inception. At June 30, 2007, the Company had an accumulated deficit of $230,733,000. Management believes that currently available resources together with existing debt facilities will not be sufficient to fund the Company’s obligations. The Company’s ability to continue to meet its obligations and to achieve its business objectives is dependent upon, among other things, raising additional capital or generating sufficient revenue in excess of costs. At such time as the Company requires additional funding, the Company may seek to raise such additional funding from various sources, including the public equity market, private financings, sales of assets, collaborative arrangements and debt. If additional capital is raised through the issuance of securities convertible into equity, stockholders will experience dilution, and such securities may have rights, preferences or privileges senior to those of the holders of common stock or convertible senior notes. If the Company obtains additional funds through arrangements with collaborators or strategic partners, it may be required to relinquish its rights to certain technologies or products that it might otherwise seek to retain. There can be no assurance that the Company will be able to obtain such financing, or obtain it on acceptable terms. If the Company is unable to obtain financing on acceptable terms, it may be unable to execute its business plan, it could be required to delay or reduce the scope of its operations, and it may not be able to pay off the convertible senior notes if and when they come due.

The Company’s inability to operate profitably, to consistently generate cash flows from operations and its reliance on external funding either from loans or equity, raise substantial doubt about the Company’s ability to continue as a going concern.

Ciphergen Biosystems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — Continued
(Unaudited)
Basis of Presentation

The unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and the instructions to Form 10-Q pursuant to Rule 10-01, “Interim Financial Statements”, of Regulation S-X promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, the unaudited consolidated financial statements do not include all of the disclosures required by GAAP for complete financial statements. The December 31, 2006, consolidated balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by GAAP. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed with the SEC on April 2, 2007.

The unaudited consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, contain all adjustments consisting only of a normal and recurring nature, which are considered necessary for a fair presentation of the financial condition and results of operations for such periods. The accompanying unaudited consolidated financial statements include the accounts of the Company. All intercompany transactions have been eliminated in consolidation. The results of operations for the interim periods shown herein are not necessarily indicative of operating results for the entire year or any other future interim period.

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

Income Taxes

On January 1, 2007, the Company adopted Financial Accounting Standards Board (the “FASB”) Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109, which clarifies the accounting for income tax uncertainties that have been recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. The cumulative effect of adopting FIN 48 on January 1, 2007, resulted in no liability under FIN 48 on the balance sheet. There are open statutes of limitations for taxing authorities to audit the Company for federal and state jurisdictions from the year 2003 through the current period. Since the Company had a full valuation on all the deferred tax assets, FIN 48 had no impact on the Company’s effective tax rate. The Company is evaluating the net operating loss carryforwards, and research and development deferred tax assets to determine whether there is a limit due to prior year ownership changes. It is possible that a portion of these deferred tax assets may be limited in their use. The Company expects to complete the studies by the end of 2007.

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

Ciphergen Biosystems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — Continued
(Unaudited)
2.	Recent Accounting Pronouncements

Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115. SFAS No. 159 provides entities with an option to report selected financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company’s adoption of SFAS No. 159 is not expected to have a material impact on its consolidated financial statements.

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption permitted. The Company’s adoption of SFAS No. 157 is not expected to have a material impact on its consolidated financial statements.

3.	Strategic Alliance with Quest Diagnostics Incorporated

On July 22, 2005, Ciphergen entered into a strategic alliance agreement with Quest Diagnostics Incorporated (“Quest Diagnostics”) covering a three year period during which the parties will strive to develop and commercialize up to three diagnostic tests. Pursuant to the agreement, Quest Diagnostics will have the non-exclusive right to commercialize these tests on a worldwide basis, with exclusive commercialization rights in territories where Quest Diagnostics has a significant presence for up to five years following commercialization. As part of the strategic alliance, there is a royalty arrangement under which Quest Diagnostics will pay royalties to Ciphergen based on fees earned by Quest Diagnostics for applicable diagnostics services, and Ciphergen will pay royalties to Quest Diagnostics based on Ciphergen’s revenue from applicable diagnostics products. To date, no such royalties have been earned by either party. Quest Diagnostics also agreed to provide Ciphergen with a $10,000,000 secured line of credit, solely to fund certain development activities related to the strategic alliance. Under the terms of this secured line of credit, the interest rate is at the prime rate plus 0.5% and is payable monthly. Additionally, this secured line of credit, collateralized by certain intellectual property of Ciphergen, will be forgiven based on Ciphergen’s achievement of certain milestones related to development, regulatory approval and commercialization of certain diagnostic tests. Should the Company fail to achieve these milestones, the outstanding principal amount of the secured line of credit will become due and payable on or before July 22, 2010. Ciphergen has drawn on this secured line of credit in monthly increments of $417,000 on the last day of each month during the first two years of the strategic alliance. As of June 30, 2007, and December 31, 2006, Ciphergen has drawn $10,000,000 and $7,083,000, respectively, from this secured line of credit. The $2,917,000 drawn from this secured line of credit during the six months ended June 30, 2007, included $417,000 from a draw requested by Ciphergen on December 31, 2006. From the inception of the strategic alliance through June 30, 2007, the Company had spent $9,196,000 of the amounts drawn on in-house research and development, as well as collaborations with others, directed towards achieving the milestones.

4.	Receivables from and Payables to Bio-Rad

In connection with the sale of assets and liabilities of the Company’s Instrument Business on November 13, 2006, Bio-Rad withheld $2,000,000 (“$2,000,000 Holdback Amount”) from the sales proceeds until the issuance of a reexamination certificate confirming United States Patent 6,734,022 (the “022 Patent”). If the United States Patent

Ciphergen Biosystems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — Continued
(Unaudited)
and Trademark Office (the “USPTO”) does not issue a reexamination certificate confirming the patentability of all of the claims as originally issued in the 022 Patent, or claims of equivalent scope, the Company will not be entitled to receive the $2,000,000 Holdback Amount. The 022 Patent is directed to a fundamental process of SELDI that involves capturing an analyte from a sample on the surface of a mass spectrometry probe derivatized with an affinity reagent, applying matrix and detecting the captured analyte by laser desorption mass spectrometry. In March 2007, the USPTO issued a final office action in the reexamination, rejecting all of the claims of the 022 Patent. Although the office action was designated “final”, the Company, under the USPTO rules, advocated the outstanding rejections and the patentability of the claimed invention with the patent examiners on March 30, 2007, and on April 11, 2007. In addition, on April 18, 2007, the Company filed a response to the final office action with the USPTO. On June 28, 2007, the USPTO sent to Ciphergen a notice of intent to issue a reexamination certificate of the 022 Patent.

Subsequent to the sale of assets and liabilities of the Company’s Instrument Business to Bio-Rad on November 13, 2006, both the Company and Bio-Rad recognized business activities on behalf of each other. As of June 30, 2007, the Company owed Bio-Rad $417,000 for accounts receivable the Company collected on behalf of Bio-Rad. Similarly, Bio-Rad owed the Company $265,000, which consisted of $226,000 of invoices processed and paid by the Company on behalf of Bio-Rad, $36,000 for Bio-Rad’s portion of expenses related to facilities shared by the Company and Bio-Rad and $3,000 for services provided by the Company to Bio-Rad. Subsequent to June 30, 2007, the Company paid $403,000 related to the $417,000 owed to Bio-Rad, and collected $135,000 related to the $265,000 owed by Bio-Rad. As of December 31, 2006, the Company owed Bio-Rad $1,571,000, which consisted of $1,511,000 for accounts receivable the Company collected on behalf of Bio-Rad, $8,000 for invoices processed by Bio-Rad on behalf of the Company and $52,000 for services Bio-Rad provided to the Company. Similarly, Bio-Rad owed the Company $619,000, which consisted of $174,000 for invoices processed by the Company on behalf of Bio-Rad, $200,000 for sales taxes on the sale of assets and $245,000 for unbilled receivables from Bio-Rad. Subsequent to December 31, 2006, the Company paid the $1,571,000 owed to Bio-Rad, and collected the $619,000 owed by Bio-Rad. Additionally for the three and six months ended June 30, 2007, the Company recorded a charge of $382,000 related to a post closing adjustment resulting from the sale of assets and liabilities of the Instrument Business to Bio-Rad.

5.	Warranties and Maintenance Contracts

Prior to the sale of assets and liabilities of the Company’s Instrument Business to Bio-Rad on November 13, 2006, the Company had product warranty activities and obligations to provide services for its products. The Company generally included a standard 12 month warranty on its ProteinChip® Systems, ProteinChip® Tandem MS Interfaces and accessories contract upon initial sale, after which maintenance and support was available under a separately priced contract or on an individual call basis. The Company also sold separately priced maintenance (extended warranty) contracts, which were generally for 12 or 24 months, upon expiration of the initial 12 month warranty. Coverage under both the standard and extended maintenance contracts was identical. Revenue for both the standard and extended maintenance contracts was deferred and recognized on a straight line basis over the period of the applicable maintenance contract. Related costs were recognized as incurred.

Ciphergen Biosystems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — Continued
(Unaudited)
For the three and six months ended June 30, 2007, the Company had no product warranty obligations or activity, as all warranty obligations were assumed by Bio-Rad as of November 13, 2006. Changes in product warranty obligations, including separately priced maintenance obligations, for the three and six months ended June 30, 2006, were as follows (in thousands):

	Three Months	Six Months
	Ended	Ended
	June 30, 2006	June 30, 2006
Balance at beginning of period	$2,884	$2,831

Add: Costs incurred for maintenance contracts	614	1,178
Revenue deferred for maintenance contracts	989	2,216

Less: Settlements made under maintenance contracts	(614)	(1,178)
Revenue recognized for maintenance contracts	(1,125)	(2,299)

Balance at end of period	$2,748	$2,748

6.	Commitments and Contingent Liabilities

Commitments

On September 22, 2005, the Company entered into a two year research and license agreement with University College London and UCL BioMedica Plc (together, “UCL”) with an effective date of October 1, 2005, to utilize Ciphergen’s suite of proteomic solutions (Deep Proteome™, Pattern Track™ Process and ProteinChip® System) to further UCL’s ongoing research in ovarian cancer and breast cancer. Under the terms of the agreement, Ciphergen has exclusive rights to license intellectual property resulting from discoveries made during the course of this collaboration for use in developing, manufacturing and commercializing products and services utilizing the intellectual property. Additionally, Ciphergen will contribute $2,131,000 in cash and $652,000 in the form of Ciphergen equipment, software, arrays and consumable supplies as requested by UCL, valued at Ciphergen’s list selling price, to cover part of the costs incurred by UCL specifically for this research program. $1,065,000 of the cash obligation is to be paid in the first year of the agreement and is noncancelable. The remaining $1,066,000 is to be paid in the second year of the agreement and is cancelable with three months advance notice. As of June 30, 2007, the Company had made cash contributions of $1,092,000 and accrued $792,000 related to this agreement. Additionally, the Company provided at its cost $112,000, or $546,000 valued at Ciphergen’s list selling price, of equipment, software, arrays and consumable supplies. Collaboration costs, which are included in research and development expenses, related to this agreement were $280,000 and $547,000 for the three and six months ended June 30, 2007, respectively, and $272,000 and $532,000 for the three and six months ended June 30, 2006, respectively. The remaining obligations in cash, equipment, software, arrays and consumable supplies are expected to be provided during the three months ending September 30, 2007.

On October 4, 2006, the Company entered into a two year research and development agreement, which has automatic renewals for two additional one year terms, with Katholieke Universiteit Leuven, Belgium directed at discovery, validation and characterization of novel biomarkers related to gynecologic disease. Under the terms of the agreement, Ciphergen will have exclusive rights to license discoveries made during the course of this collaboration. Ciphergen will contribute €45,000 or $61,000 per year to fund sample collection at the Katholieke Universiteit Leuven from patients undergoing evaluation of a persistent pelvic mass who will undergo surgical intervention. The first year contribution of €45,000 or $61,000 is noncancelable. As of June 30, 2007, the Company has paid $61,000 related to this agreement. Collaboration costs related to this agreement were $2,000 and $61,000 for the three and six months ended June 30, 2007, respectively.

On October 13, 2006, the Company entered into a two year research and collaboration agreement, which has automatic renewals for two additional one year terms, with The Ohio State University Research Foundation directed at discovery, purification, identification and/or validation of biomarkers related to thrombotic thrombocytopenic

Ciphergen Biosystems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — Continued
(Unaudited)
purpura (“TTP”) and production of associated technology. Under the terms of the agreement, Ciphergen will have exclusive rights to license discoveries made during the course of this collaboration. During the first fifteen months of the agreement, Ciphergen will pay a total of $150,000 in noncancelable financial contributions to The Ohio State University Research Foundation in consideration for costs incurred specifically for this research program. There is no financial contribution obligation for the remaining initial term of the agreement. Collaboration costs related to this agreement were $30,000 and $90,000 for the three and six months ended June 30, 2007, respectively, of which $30,000 is accrued.

On October 10, 2006, the Company extended its research collaboration agreement through December 31, 2006, with The Johns Hopkins University School of Medicine directed to the discovery and validation of biomarkers in human subjects, including but not limited to clinical application of biomarkers in the understanding, diagnosis and management of human diseases. Under this extended research collaboration agreement, Ciphergen had an outstanding obligation to pay $305,000, which was reduced to $73,000 during the three month period ended March 31, 2007. The Company and The John Hopkins University School of Medicine is currently negotiating a separate renewal agreement and have been extending the research collaboration agreement on a quarterly basis. Under the separate renewal agreement that is under negotiation, it is anticipated that Ciphergen will have an obligation to provide additional noncancelable collaboration funding of $600,000 for 2007 in addition to $73,000 owed for 2006. For the six months ended June 30, 2007, Ciphergen paid $223,000 of collaboration expenses and as of June 30, 2007, Ciphergen owed $150,000 for collaboration expenses to The John Hopkins University School of Medicine. Collaboration costs related to this agreement were $150,000 and $68,000 for the three and six months ended June 30, 2007, respectively, which reflects the $232,000 reduction in collaboration costs resulting from the extended collaboration agreement through June 30, 2007. Collaboration costs related to this agreement were $241,000 and $482,000 for the three and six months ended June 30, 2006, respectively.

On December 11, 2006, Ciphergen entered into a consulting agreement with PrecisionMed International (“PrecisionMed”), which was subsequently amended on April 5, 2007. Under the terms of the amended agreement, PrecisionMed will collect whole blood specimens from up to 1,000 research subjects for the purposes of Ciphergen’s whole blood collection protocol for its OvaRI Assay clinical trial. The amended agreement provides for a maximum payment of $1,335,000 for 500 research subjects and a maximum payment of $1,788,000 for 1,000 research subjects. As of June 30, 2007, Ciphergen has paid a total of $944,000, including travel and living expenses of $50,000, and accrued $318,000 related to this amended agreement. These costs, which are included in research and development expenses, related to this agreement were $510,000 and $800,000 for the three and six months ended June 30, 2007, respectively.

On June 1, 2007, Ciphergen entered into a nonexclusive license agreement with the National Cardiovascular Center (“NCVC”), an entity organized and existing under the laws of Japan. Under this agreement, Ciphergen obtained a ten year worldwide nonexclusive license with the right to extend the term for the life of the licensed patent, which includes a United States Patent Application, a Japan Patent and a Patent Cooperation Treaty (“PCT”) Application, for technology used in our TTP diagnostic test kit that is under development. Under this agreement, Ciphergen will pay NCVC a non-refundable license fee of $50,000. The payment terms are $20,000 upon execution of this agreement, $10,000 upon submission of an in vitro diagnostic test to the FDA for clearance, $10,000 upon the first commercial sale of such in vitro diagnostic test kit and $10,000 upon achievement of $500,000 in net sales of such in vitro diagnostic test kits. Additionally, Ciphergen will pay royalties to NCVC for net sales to customers located in the United Sates, Japan, Europe and China. As of June 30, 2007, Ciphergen has paid $20,000 related to the execution of this agreement.

Ciphergen has an annual obligation for three years to purchase $1,230,000 per year of systems and arrays under its manufacturing and supply agreement with Bio-Rad to support its collaboration agreements with Quest Diagnostics, which may be used as inventory for resale or fixed assets for collaboration purposes. As of June 30, 2007, the Company had purchased $63,000 of arrays.

Ciphergen Biosystems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — Continued
(Unaudited)
Contingent Liabilities

On June 26, 2006, Health Discovery Corporation filed a lawsuit against Ciphergen in the United States District Court for the Eastern District of Texas, Marshall Division (the “Court”), claiming that software used in certain of Ciphergen’s ProteinChip® Systems infringes on three of its United States patents. Health Discovery Corporation is seeking injunctive relief as well as unspecified compensatory and enhanced damages, reasonable attorney’s fees, prejudgment interest and other costs. On August 1, 2006, Ciphergen filed an unopposed motion with the Court to extend the deadline for Ciphergen to answer or otherwise respond until September 2, 2006. Ciphergen filed its answer and counterclaim to the complaint with the Court on September 1, 2006. Concurrent with its answer and counterclaims, Ciphergen filed a motion to transfer the case to the Northern District of California. On January 10, 2007, the court granted Ciphergen’s motion to transfer the case to the Northern District of California. The parties met for a scheduled mediation on May 7, 2007. On July 10, 2007 (the “Signing Date”), Ciphergen entered into a license and settlement agreement with Health Discovery Corporation (the “HDC Agreement”) pursuant to which it licensed more than 25 patents covering Health Discovery Corporation’s support vector machine technology for use with SELDI technology. Under the terms of the HDC Agreement, Ciphergen receives a worldwide, royalty-free, non-exclusive license for life sciences and diagnostic applications of the technology and has access to any future patents resulting from the underlying intellectual property in conjunction with use of SELDI systems. Pursuant to the HDC Agreement, Ciphergen will pay Health Discovery Corporation a total of $600,000, which was expensed and accrued during the three and six months ended June 30, 2007. The payment terms are $200,000 upon entry into the agreement, $100,000 three months following the Signing Date, $150,000 twelve months following the Signing Date and $150,000 twenty-four months following the Signing Date. The HDC Agreement settles all disputes between Ciphergen and Health Discovery Corporation.

7.	Stockholders’ Deficit

At the annual stockholders’ meeting on June 29, 2007, the stockholders approved an amendment to the charter to increase the number of authorized shares of common stock from 80,000,000 to 150,000,000. On July 13, 2007, the Company amended and restated its certificate of incorporation with the State of Delaware for the increased authorized shares.

8.	Stock-Based Compensation

Options for 1,434,200 shares were granted with an average exercise price of $1.30 during the three and six months ended June 30, 2007. The allocation of stock-based compensation expense by functional area for the three and six months ended June 30, 2007 and 2006, was as follows (in thousands):

	Three Months Ended June 30 ,		Six Months Ended June 30 ,
	2007	2006	2007	2006
Cost of products revenue	$—	$49	$1	$94
Research and development	31	94	77	194
Sales and marketing	11	83	46	186
General and administrative	215	238	322	450

Total	$257	$464	$446	$924

Ciphergen Biosystems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — Continued
(Unaudited)
9.	Loss Per Share

Basic loss per share is calculated using the weighted average number of common shares outstanding during the period. Because the Company is in a net loss position, diluted loss per share is calculated using the weighted average number of common shares outstanding and excludes the effects of 16,699,674 and 12,363,910 potential common shares as of June 30, 2007 and 2006, respectively, that are antidilutive. Potential common shares include common shares issuable upon conversion of all convertible senior notes, common stock issuable under the Company’s 2000 Employee Stock Purchase Plan, and incremental shares of common stock issuable upon the exercise of outstanding stock options and warrants.

10.	Segment Information and Geographic Data

As a result of the sale of assets and liabilities of the Company’s Instrument Business to Bio-Rad on November 13, 2006, management has determined that the Company operates one reportable segment, specialty diagnostic tests. Prior to November 13, 2006, the Company operated one reportable segment, which was the protein research tools and collaborative services business.

Prior to November 13, 2006, the Company sold most of its products and services directly to customers in North America, Western Europe and Japan, and through distributors in other parts of Europe, Asia and in Australia. Revenue for geographic regions reported below is based upon the customers’ locations. The following is a summary of the geographic information related to revenue for the three and six months ended June 30, 2007 and 2006 (in thousands):

	Three Months Ended June 30 ,		Six Months Ended June 30 ,
	2007	2006	2007	2006
United States	$—	$1,510	$21	$3,328
Canada	—	244	—	641
Europe	—	2,267	—	4,962
Asia-Pacific	—	1,252	—	3,406

Total	$—	$5,273	$21	$12,337

Sales to customers in Japan represented 19% and 24% of revenue for the three and six months ended June 30, 2006. Additionally, sales to customers in the United Kingdom represented 13% and 11% of revenue for the three and six months ended June 30, 2006. No other country outside the United States accounted for 10% or more of total revenue during these periods.

Long-lived assets, primarily machinery and equipment, are reported based on the location of the assets. Long-lived asset information by geographic area as of June 30, 2007, and December 31, 2006, were as follows (in thousands):

	June 30,	December 31,
	2007	2006
United States	$1,882	$2,244
Europe	7	16

Total	$1,889	$2,260

11.  Subsequent Event
On July 13, 2007, Ciphergen received written notice that a lawsuit had been filed in the Superior Court of California for the County of Santa Clara naming Ciphergen and Bio-Rad as defendants and Molecular Analytical Systems (“MAS”) as plaintiff. The complaint alleges, among other things, that Ciphergen is in breach of the license agreement between Ciphergen and MAS relating to SELDI technology as a result of Ciphergen’s entry into a

Ciphergen Biosystems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — Continued
(Unaudited)
sublicense with Bio-Rad. In connection with the sale of assets and liabilities of Ciphergen’s Instrument Business to Bio-Rad, Ciphergen sublicensed to Bio-Rad certain rights to the SELDI technology obtained by Ciphergen under the MAS license for use outside of the clinical diagnostics field. Ciphergen retained exclusive rights to the technology for use in the field of clinical diagnostics for a five-year period, after which it will retain nonexclusive rights in that field. Given the early stage of this action, the Company cannot predict the ultimate outcome of this matter at this time.

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
Ciphergen Biosystems, Inc. (“Ciphergen”) and its wholly owned subsidiaries (collectively the “Company”, “we”, “us” or “our”) has made statements under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other sections of this Form 10-Q that are forward-looking statements for purposes of the safe harbor provisions under the Private Securities Litigation Reform Act of 1995. We claim the protection of such safe harbor, and disclaim any intent or obligation to update any forward-looking statement. You can identify these statements by forward-looking words such as “may”, “will”, “expect”, “intend”, “anticipate”, “believe”, “estimate”, “plan”, “could”, “should” and “continue” or similar words. These forward-looking statements may also use different phrases. We have based these forward-looking statements on our current expectations and projections about future events. Examples of forward-looking statements include the following statements:
•	projections of our future revenue, results of operations and financial condition;
•	anticipated deployment, capabilities and uses of our products and our product development activities and product innovations;
•	the importance of proteomics as a major focus of biology research;
•	competition and consolidation in the markets in which we compete;
•	existing and future collaborations and partnerships;
•	the utility of biomarker discoveries;
•	our belief that biomarker discoveries may have diagnostic and/or therapeutic utility;
•	our plans to develop and commercialize diagnostic tests through our strategic alliance with Quest Diagnostics Incorporated;
•	our ability to comply with applicable government regulations;
•	our ability to expand and protect our intellectual property portfolio;
•	our ability to decrease general and administrative costs;
•	our ability to decrease sales and marketing costs;
•	our ability to decrease research and development costs;
•	anticipated future losses;
•	expected levels of capital expenditures;
•	forgiveness of the outstanding principal amounts of the secured line of credit by Quest Diagnostics Incorporated;
•	the period of time for which our existing financial resources, debt facilities and interest income will be sufficient to enable us to maintain current and planned operations;
•	anticipated patent reissuance; and
•	the market risk of our investments.
These statements are subject to significant risks and uncertainties, including those identified in the section of this Form 10-Q entitled “Risk Factors”, that could cause actual results to differ materially from those projected in such forward-looking statements due to various factors, including our ability to generate sales after completing product development of new diagnostic products; managing our operating expenses and cash resources consistent with our plans; our evaluation of the net operating loss carryforwards and research and development deferred tax credits to determine whether there is a limit due to prior year ownership changes; our ability to conduct new diagnostic product development using both our internal research and development resources, and collaboration partners within the budgets and time frames we have established; the ability of the ProteinChip® technology to discover protein biomarkers that have diagnostic, theranostic and/or drug development utility; the continued emergence of proteomics as a major focus of biological research and drug discovery; and our ability to protect and promote our proprietary technologies. We believe it is important to communicate our expectations to our investors. However, there may be events in the future that we are not able to accurately predict or that we do not fully control that could cause actual results to differ materially from those expressed or implied in our forward-looking statements.

OVERVIEW
The Company is dedicated to the discovery, development and commercialization of specialty diagnostic tests that provide physicians with information with which to manage their patients’ care and to improve patient outcomes. We intend to do this using translational proteomics, which is the process of answering clinical questions by utilizing advanced protein separation methods to identify and resolve variants of specific biomarkers, developing assays, and commercializing tests.
Through collaborations with leading academic and research institutions, including The Johns Hopkins School of Medicine, The University of Texas M.D. Anderson Cancer Center, University College London, The University of Texas Medical Branch, The Katholieke Universiteit Leuven, The Ohio State University Research Foundation, and Stanford University, we plan to develop diagnostic tests in the fields of hematology/oncology, cardiovascular disease and women’s health. The clinical questions we are addressing include early disease detection, treatment response, monitoring of disease progression, prognosis and others. In July 2005, Ciphergen entered into a strategic alliance agreement with Quest Diagnostics Incorporated (“Quest Diagnostics”) covering a three year period during which the parties have agreed to develop and commercialize up to three diagnostic tests based on Surface Enhanced Laser Desorption/Ionization (“SELDI”) technology.
Our most established programs are in the field of ovarian cancer. Commonly known as the “silent killer”, ovarian cancer leads to approximately 15,000 deaths each year in the United States. Approximately 23,000 new cases are diagnosed each year, with the majority in patients with late stage disease, where the cancer has spread beyond the ovary. Unfortunately, the prognosis is poor in these patients, leading to the high mortality from this disease. We believe that one unmet clinical need is a diagnostic test that can provide adequate predictive value to stratify patients with a pelvic mass into those with a high risk of invasive ovarian cancer versus those with a low risk. We believe that there are at least 5 million testing opportunities each year addressing this need. Ciphergen has developed a panel of biomarkers we believe provides risk stratification information for ovarian cancer based on a series of studies involving over 2,500 clinical samples from more than five sites.
In a cohort study we were able to show, in 525 consecutively sampled women, a significant increase in the positive predictive value using our marker panel over the baseline level. This translates into the potential to enrich the concentration of ovarian cancer cases referred to the gynecologic oncologist by more than two-fold. Ciphergen is currently working with Quest Diagnostics in their efforts to commercialize this marker set. In addition, Ciphergen is undertaking a prospective clinical trial to support submission to the United States Food and Drug Administration (“FDA”), for approval as an in vitro diagnostic (“IVD”) test kit.
Ciphergen was originally incorporated in California on December 9, 1993, under the name Abiotic Systems. In March 1995, we changed our corporate name to Ciphergen Biosystems, Inc. and in May 2000, we reincorporated in Delaware. We had our initial public offering in September 2000. On November 13, 2006, we sold assets and liabilities of our protein research tools and collaborative services business (the “Instrument Business”) to Bio-Rad Laboratories, Inc. (“Bio-Rad”) in an asset sale transaction in order to concentrate our resources on developing clinical protein biomarker diagnostic products and services. As a result of the asset sale to Bio-Rad, we have substantially reduced the size of our staff. At the annual stockholders’ meeting on June 29, 2007, the stockholders’ approved an amendment to the charter to effect a name change of the Company from Ciphergen Biosystems, Inc. to Vermillion, Inc. The Company is in process of amending its certificate of incorporation with the State of Delaware for this name change.
Prior to the November 13, 2006, sale of assets and liabilities of our Instrument Business to Bio-Rad, our sales were driven by the need for new and better tools to perform protein discovery, characterization, purification, identification and assay development. Many of the ProteinChip® Systems sold to our customers also generated a recurring revenue stream from the sale of consumables and maintenance contracts. In addition, some of our customers would enhance their ProteinChip® Systems by adding automation accessories and advanced software. This recurring revenue stream was sold to Bio-Rad as part of the sale of assets and liabilities of the Instrument Business. Additionally, our expenses have consisted primarily of materials, contracted manufacturing services, labor and overhead costs to manufacture our ProteinChip® Systems and ProteinChip® Arrays and to support customer services; marketing and sales activities; research and development programs; litigation; and general and administrative costs associated with our operations.

Since November 13, 2006, our expenses have consisted primarily of research and development costs related to our diagnostics efforts, and general and administrative costs including litigation expenses and accounting and auditing expenses.
We expect to incur losses for at least the next year. To become profitable, we will need to begin achieving revenue from our diagnostics efforts. Due to the sale of assets and liabilities of our Instrument Business to Bio-Rad, we will have limited revenues until our diagnostic tests are developed and successfully commercialized. To become profitable, we will need to complete development of key diagnostic tests, obtain FDA approval and successfully commercialize our products. We have a limited history of operations in developing diagnostic tests, and we anticipate that our quarterly results of operations will fluctuate for the foreseeable future due to several factors, including market acceptance of current and new products, the timing and results of our research and development efforts, the introduction of new products by our competitors and possible patent or license issues. Our limited operating history as a diagnostics business makes accurate prediction of future results of operations difficult.
RECENT DEVELOPMENTS
On June 26, 2006, Health Discovery Corporation filed a lawsuit against Ciphergen in the United States District Court for the Eastern District of Texas, Marshall Division (the “Court”), claiming that software used in certain of Ciphergen’s ProteinChip® Systems infringes on three of its United States patents. Health Discovery Corporation is seeking injunctive relief as well as unspecified compensatory and enhanced damages, reasonable attorney’s fees, prejudgment interest and other costs. On August 1, 2006, Ciphergen filed an unopposed motion with the Court to extend the deadline for Ciphergen to answer or otherwise respond until September 2, 2006. Ciphergen filed its answer and counterclaim to the complaint with the Court on September 1, 2006. Concurrent with its answer and counterclaims, Ciphergen filed a motion to transfer the case to the Northern District of California. On January 10, 2007, the court granted Ciphergen’s motion to transfer the case to the Northern District of California. The parties met for a scheduled mediation on May 7, 2007. On July 10, 2007 (the “Signing Date”), Ciphergen entered into a license and settlement agreement with Health Discovery Corporation (the “HDC Agreement”) pursuant to which it licensed more than 25 patents covering Health Discovery Corporation’s support vector machine technology for use with SELDI technology. Under the terms of the HDC Agreement, Ciphergen receives a worldwide, royalty-free, non-exclusive license for life sciences and diagnostic applications of the technology and has access to any future patents resulting from the underlying intellectual property in conjunction with use of SELDI systems. Pursuant to the HDC Agreement, Ciphergen will pay Health Discovery Corporation a total of $600,000, payable as follows: $200,000 upon entry into the agreement, $100,000 three months following the Signing Date, $150,000 twelve months following the Signing Date and $150,000 twenty-four months following the Signing Date. The HDC Agreement settles all disputes between Ciphergen and Health Discovery Corporation.
In connection with the sale of assets and liabilities of the Company’s Instrument Business on November 13, 2006, Bio-Rad withheld $2,000,000 (“$2,000,000 Holdback Amount”) from the sales proceeds until the issuance of a reexamination certificate confirming United States Patent 6,734,022 (the “022 Patent”). If the United States Patent and Trademark Office (the “USPTO”) does not issue a reexamination certificate confirming the patentability of all of the claims as originally issued in the 022 Patent, or claims of equivalent scope, the Company will not be entitled to receive the $2,000,000 Holdback Amount. The 022 Patent is directed to a fundamental process of SELDI that involves capturing an analyte from a sample on the surface of a mass spectrometry probe derivatized with an affinity reagent, applying matrix and detecting the captured analyte by laser desorption mass spectrometry. In March 2007, the USPTO issued a final office action in the reexamination, rejecting all of the claims of the 022 Patent. Although the office action was designated “final”, the Company, under the USPTO rules, advocated the outstanding rejections and the patentability of the claimed invention with the patent examiners on March 30, 2007, and on April 11, 2007. In addition, on April 18, 2007, the Company filed a response to the final office action with the USPTO. On June 28, 2007, the USPTO sent to Ciphergen a notice of intent to issue a reexamination certificate of the 022 Patent.
On May 16, 2007, Ciphergen appointed Mr. Steve Lundy as Senior Vice President of Sales and Marketing. Mr. Lundy joined Ciphergen from GeneOhm, a division of Becton, Dickinson and Company (“BD”) Diagnostics, where he served as Vice President of Sales and Marketing since 2003. At GeneOhm, Mr. Lundy successfully led the commercial launch of several novel molecular diagnostic assays including the first molecular test for Methicillin Resistant Staphylococcus Aureus (“MRSA”). From 2002 to 2003, Mr. Lundy served as Vice President of Marketing for Esoterix, Inc. (“Esoterix”), which was acquired by Laboratory Corporation of America, and led the commercial integration and re-branding of the numerous reference labs acquired by Esoterix. Prior to Esoterix, he served as Marketing Director for Molecular Diagnostics and Critical Care Testing at Bayer Diagnostics Corporation.
During May 2007, the European Patent Office issued an EU Patent, Biomarkers of Transitional Cell Carcinoma of the Bladder, for aiding in bladder cancer diagnosis when used in conjunction with the current standard of care, cystoscopy (a diagnostic procedure that uses a scope to view the bladder). The patent describes using mass spectrometry to detect certain protein biomarkers that are present in patients with bladder cancer versus patients who do not have bladder cancer. These discoveries were made under a collaborative agreement between Ciphergen and Eastern Virginia Medical School. Ciphergen retains exclusive rights to these discoveries for diagnostic development.
At the annual stockholders’ meeting on June 29, 2007, the stockholders’ approved amendments to the Charter to increase the number of authorized shares of common stock from 80,000,000 to 150,000,000 and to effect a name change of the company from Ciphergen Biosystems, Inc. to Vermillion, Inc. On July 13, 2007, the Company amended and restated its certificate of incorporation with the State of Delaware for the increased authorized shares. The Company expects to amend its certificate of incorporation reflecting its name change in August 2007.
On July 13, 2007, Ciphergen received written notice that a lawsuit was filed in the Superior Court of California for the County of Santa Clara naming Ciphergen and Bio-Rad as defendants and Molecular Analytical Systems (“MAS”) as plaintiff. The complaint alleges, among other things, that Ciphergen is in breach of the license agreement between Ciphergen and MAS relating to SELDI technology as a result of Ciphergen’s entry into a sublicense with Bio-Rad. In connection with the sale of assets and liabilities of Ciphergen’s Instrument Business to Bio-Rad, Ciphergen sublicensed to Bio-Rad certain rights to the SELDI technology obtained by Ciphergen under the MAS license for use outside of the clinical diagnostics field. Ciphergen retained exclusive rights to the technology for use in the field of clinical diagnostics for a five-year period, after which it will retain nonexclusive rights in that field. Given the early stage of this action, the Company cannot predict the ultimate outcome of this matter at this time.
CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT ESTIMATES
Other than as discussed below, the Company has made no significant changes in its critical accounting policies and significant estimates from those disclosed in its Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
Income Taxes
On January 1, 2007, the Company adopted Financial Accounting Standards Board (the “FASB”) Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109, which clarifies the accounting for income tax uncertainties that have been recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. The cumulative effect of adopting FIN 48 on January 1, 2007, resulted in no liability under FIN 48 on the balance sheet. There are open statutes of limitations for taxing authorities to audit the Company for federal and state jurisdictions from the year 2003 through the current period. Since the Company had a full valuation on all the deferred tax assets, FIN 48 had no impact on the Company’s effective tax rate. The Company is evaluating the net operating loss carryforwards, and research and development deferred tax assets to determine whether there is a limit due to prior year ownership changes. It is possible that a portion of these deferred tax assets may be limited in their use. The Company expects to complete the studies by the end of 2007.
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

Recent Accounting Pronouncements
Fair Value Option for Financial Assets and Financial Liabilities
In February 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115. SFAS No. 159 provides entities with an option to report selected financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company’s adoption of SFAS No. 159 is not expected to have a material impact on its consolidated financial statements.
Fair Value Measurements
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption permitted. The Company’s adoption of SFAS No. 157 is not expected to have a material impact on its consolidated financial statements.
RESULTS OF OPERATIONS
Three Months Ended June 30, 2007, Compared to Three Months Ended June 30, 2006
Products Revenue. There was no products revenue for the three months ended June 30, 2007, compared to $3,196,000 for the same period in 2006. The decrease was the result of the sale of assets and liabilities of our Instrument Business to Bio-Rad.
Services Revenue. There was no services revenue for the three months ended June 30, 2007, compared to $2,077,000 for the same period in 2006. This decrease was the result of the sale of assets and liabilities of our Instrument Business to Bio-Rad.
Cost of Products Revenue. There was no cost of products revenue for the three months ended June 30, 2007, compared to $1,870,000 for the same period in 2006. This decrease was the result of the sale of assets and liabilities of our Instrument Business to Bio-Rad
Cost of Services Revenue. There was no cost of services revenue for the three months ended June 30, 2007, compared to $1,077,000 for the same period in 2006. This decrease was the result of the sale of assets and liabilities of our Instrument Business to Bio-Rad.
Research and Development Expenses. Research and development expenses decreased by $670,000, or 23.3%, to $2,204,000 for the three months ended June 30, 2007, from $2,874,000 for the same period in 2006. This decrease is primarily due to the Company’s transition from its historical roots as a proteomic tools business to a specialty diagnostic testing business following the sale of assets and liabilities of our Instrument Business to Bio-Rad. This transition resulted in reductions in employee headcount to fourteen at June 30, 2007, from twenty-seven at June 30, 2006, and correspondingly salaries, payroll taxes, employee benefits and stock-based compensation decreased by $628,000; materials and supplies used in the development of new products decreased by $155,000; and equipment related expenses decreased by $146,000. These decreases were offset by the increased collaboration cost spending of $497,000. Stock-based compensation expense included in research and development expenses was $31,000 and $94,000 for the three months ended June 30, 2007 and 2006, respectively.
Sales and Marketing Expenses. Sales and marketing expenses decreased to $368,000 for the three months ended June 30, 2007, from $3,945,000 for the same period in 2006. The decrease was largely due to the sale of assets and liabilities of our Instrument Business to Bio-Rad. Correspondingly, employee headcount decreased to six at

June 30, 2007, from sixty-six at June 30, 2006, which resulted in a decline in salaries, payroll taxes, employee benefits and stock-based compensation of $2,277,000. This also resulted in reductions in travel by $407,000; internal consumption of ProteinChip® Arrays and other consumables for customer demonstrations and support by $279,000; outside services by $160,000; and equipment related expenses by $385,000. Stock-based compensation expense included in sales and marketing expenses was $11,000 and $83,000 for the three months ended June 30, 2007 and 2006, respectively.
General and Administrative Expenses. General and administrative expenses increased to $3,339,000 for the three months ended June 30, 2007, from $2,729,000 for the same period in 2006, an increase of $610,000 or 22.4%. The increase was primarily due to the settlement of the Health Discovery Corporation lawsuit of $600,000, and increased professional services primarily from the Company name change and printing costs associated with financial reporting obligations of $212,000. These increases were offset primarily by the reductions in accounting and audit fees, and other operating expenses. Stock-based compensation expense included in general and administrative expenses was $215,000 and $238,000 for the three months ended June 30, 2007 and 2006, respectively.
Loss on Sale of Instrument Business. Loss on sale of the Instrument Business was from a charge of $382,000 for the three months ended June 30, 2007, related to a post closing adjustment resulting from the sale of assets and liabilities of the Instrument Business to Bio-Rad.
Interest and Other Expense, Net. Interest income was $125,000 for the three months ended June 30, 2007, compared to $226,000 for the same period in 2006. Interest income decreased primarily due to the liquidation of short-term investments during 2006 to fund operations.
Interest expense was $605,000 for the three months ended June 30, 2007, compared to $566,000 for the same period in 2006. Interest expense in both periods consisted largely of interest related to our convertible senior notes and borrowings from Quest Diagnostics. Interest expense included the amortization of the beneficial conversion feature associated with the convertible senior notes amounting to $87,000 and $133,000 for the three months ended June 30, 2007 and 2006, respectively.
Net other expense was $57,000 for the three months ended June 30, 2007, compared to $117,000 for the same period in 2006. Net other expense included the amortization of offering costs related to the convertible notes amounting to $23,000 and $93,000 for the three months ended June 30, 2007 and 2006, respectively.
Income Tax Benefit (Expense). Income taxes for the three months ended June 30, 2007, were a benefit of $4,000 compared to an expense $56,000 for the same period in 2006. The decrease in expense was primarily due to reduction of net income in our foreign operations as a result of the sale of assets and liabilities of our Instrument Business to Bio-Rad.
Six Months Ended June 30, 2007, Compared to Six Months Ended June 30, 2006
Products Revenue. There was no products revenue for the six months ended June 30, 2007, compared to $8,005,000 for the same period in 2006. The decrease was the result of the sale of assets and liabilities of our Instrument Business to Bio-Rad.
Services Revenue. Services revenue decreased to $21,000 for the six months ended June 30, 2007, from $4,332,000 for the same period in 2006. Services revenue for the six months ended June 30, 2007, was from ongoing support services provided to a customer. This decrease was the result of the sale of assets and liabilities of our Instrument Business to Bio-Rad.
Cost of Products Revenue. There was no cost of products revenue for the six months ended June 30, 2007, compared to $4,143,000 for the same period in 2006. This decrease was the result of the sale of assets and liabilities of our Instrument Business to Bio-Rad
Cost of Services Revenue. Cost of services revenue decreased to $15,000 for the six months ended June 30, 2007, from $2,208,000 for the same period in 2006. Cost of services revenue for the six months ended June 30, 2007, was from ongoing support services provided to a customer. This decrease was the result of the sale of assets and liabilities of our Instrument Business to Bio-Rad.
Research and Development Expenses. Research and development expenses decreased by $1,751,000, or 29.9%, to $4,115,000 for the six months ended June 30, 2007, from $5,866,000 for the same period in 2006. This decrease is primarily due to the Company’s transition from its historical roots as a proteomic tools business to a specialty diagnostic testing business following the sale of assets and liabilities of our Instrument Business to Bio-Rad. This transition resulted in reductions in employee headcount to fourteen at June 30, 2007, from twenty-seven at June 30, 2006, and correspondingly salaries, payroll taxes, employee benefits and stock-based compensation decreased by $1,240,000; materials and supplies used in the development of new products decreased by $369,000; equipment related expenses decreased by $294,000; occupancy costs decreased by $100,000; outside services decreased by $117,000; and other operating costs decreased by $122,000. These decreases were offset by the increased collaboration cost spending of $563,000. Stock-based compensation expense included in research and development expenses was $77,000 and $194,000 for the six months ended June 30, 2007 and 2006, respectively.
Sales and Marketing Expenses. Sales and marketing expenses decreased to $924,000 for the six months ended June 30, 2007, from $7,448,000 for the same period in 2006. The decrease was largely due to the sale of assets and liabilities of our Instrument Business to Bio-Rad. Correspondingly, employee headcount decreased to six at June 30, 2007, from sixty-six at June 30, 2006, which resulted in a decline in salaries, payroll taxes, employee benefits and stock-based compensation of $4,121,000. This also resulted in reductions in travel by $830,000; internal consumption of ProteinChip® Arrays and other consumables for customer demonstrations and support by $455,000; outside services by $321,000; and equipment related expenses by $834,000. Stock-based compensation expense included in sales and marketing expenses was $46,000 and $186,000 for the six months ended June 30, 2007 and 2006, respectively.
General and Administrative Expenses. General and administrative expenses increased to $6,536,000 for the six months ended June 30, 2007, from $5,008,000 for the same period in 2006, an increase of $1,528,000 or 30.5%. The increase was primarily due to the settlement of the Health Discovery Corporation lawsuit of $600,000; incremental costs of $120,000 to support the financial reporting obligations; increased professional services of $263,000 primarily from the Company name change and printing costs associated with the annual proxy and annual financial report; increased legal fees of $234,000 primarily due to filings of new patent applications, costs incurred from the Health Discovery Corporation lawsuit and costs incurred from the 022 Patent reexamination; and increased accounting and audit fees of $459,000 due to the timing of domestic and international services performed. Employee headcount declined to fourteen at June 30, 2007, from twenty at June 30, 2006. Stock-based compensation expense included in general and administrative expenses was $322,000 and $450,000 for the six months ended June 30, 2007 and 2006, respectively.
Loss on Sale of Instrument Business. Loss on sale of the Instrument Business was from a charge of $382,000 for the six months ended June 30, 2007, related to a post closing adjustment resulting from the sale of assets and liabilities of the Instrument Business to Bio-Rad.
Interest and Other Expense, Net. Interest income was $289,000 for the six months ended June 30, 2007, compared to $464,000 for the same period in 2006. Interest income decreased primarily due to the liquidation of short-term investments during 2006 to fund operations.
Interest expense was $1,131,000 for the six months ended June 30, 2007, compared to $1,099,000 for the same period in 2006. Interest expense in both periods consisted largely of interest related to our convertible senior notes and borrowings from Quest Diagnostics. Interest expense included the amortization of the beneficial conversion feature associated with the convertible senior notes amounting to $126,000 and $265,000 for the six months ended June 30, 2007 and 2006, respectively.
Net other expense was $78,000 for the six months ended June 30, 2007, compared to $58,000 for the same period in 2006. Net other expense for the six months ended June 30, 2006, included $160,000 received in settlement of a claim against a service provider. Net other expense included the amortization of the offering costs related to the convertible notes amounting to $37,000 and $187,000 for the six months ended June 30, 2007 and 2006, respectively.

Income Tax Expense. Income tax expense for the six months ended June 30, 2007, was $2,000 compared to $170,000 for the same period in 2006. The decrease in expense was primarily due to reduction of net income in our foreign operations as a result of the sale of assets and liabilities of our Instrument Business to Bio-Rad.
LIQUIDITY AND CAPITAL RESOURCES
From our inception through June 30, 2007, we have financed our operations principally with $229,269,000 from the sales of products and services to customers and $163,849,000 of net proceeds from debt and equity financings. This includes net proceeds of $92,435,000 from our initial public offering on September 28, 2000; net proceeds of $26,902,000 from our Series E Preferred Stock financing in March 2000; net proceeds of $14,954,000 from the sale of 6,225,000 shares of our common stock and a warrant for 2,200,000 shares of our common stock to Quest Diagnostics on July 22, 2005; and net proceeds of $18,218,000 in connection with our sale of assets and liabilities of the Instrument Business and 3,086,420 shares of common stock to Bio-Rad on November 13, 2006. Additionally, in connection with the strategic alliance agreement dated July 22, 2005, with Quest Diagnostics, we have drawn $10,000,000 from this secured line of credit as of June 30, 2007, solely to fund certain development activities related to our strategic alliance. Under the terms of this secured line of credit, the interest rate is at the prime rate plus 0.5% and is payable monthly. We also received net proceeds of $27,011,000 from the sale of our BioSepra® business on November 24, 2004, and an additional $1,000,000 held in an interest-bearing escrow account for one year after the sale and $21,000 of related interest on December 1, 2005.
Cash and cash equivalents at June 30, 2007, was $9,553,000. Working capital at June 30, 2007, was $4,182,000. The decrease in working capital for the six months ended June 30, 2007, was principally due to a net $8,158,000 decrease in cash and cash equivalents to fund our operating losses of $12,873,000.
Net cash used in operating activities was $10,932,000 for the six months ended June 30, 2007, primarily as a result of the $12,873,000 net loss reduced by $1,580,000 of noncash expenses for the loss related to the sale of assets and liabilities of our Instrument Business to Bio-Rad, depreciation and amortization, stock-based compensation and amortization of debt issuance costs and increased by $361,000 of cash usage from changes in operating assets and liabilities.
Net cash used in investing activities was $219,000 for the six months ended June 30, 2007, which resulted from the acquisition of robotics machinery and other equipment for laboratory use and service of collaboration partner instruments.
Net cash provided by financing activities was $2,962,000 for the six months ended June 30, 2007, which primarily resulted from the receipt of proceeds from the secured line of credit with Quest Diagnostics.
The consolidated financial statements of the Company were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant net losses and negative cash flows from operations since inception. At June 30, 2007, the Company had an accumulated deficit of $230,733,000. Management believes that currently available resources together with existing debt facilities will not be sufficient to fund the Company’s obligations. The Company’s ability to continue to meet its obligations and to achieve its business objectives is dependent upon, among other things, raising additional capital or generating sufficient revenue in excess of costs. At such time as the Company requires additional funding, the Company may seek to raise such additional funding from various sources, including the public equity market, private financings, sales of assets, collaborative arrangements and debt. If additional capital is raised through the issuance of securities convertible into equity, stockholders will experience dilution, and such securities may have rights, preferences or privileges senior to those of the holders of common stock or convertible senior notes. If the Company obtains additional funds through arrangements with collaborators or strategic partners, it may be required to relinquish its rights to certain technologies or products that it might otherwise seek to retain. There can be no assurance that the Company will be able to obtain such financing, or obtain it on acceptable terms. If the Company is unable to obtain financing on acceptable terms, it may be unable to execute its business plan, it could be required to delay or reduce the scope of its operations, and it may not be able to pay off the convertible senior notes if and when they come due.
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
INTEREST RATE SENSITIVITY
As of June 30, 2007, our cash was held primarily in money market accounts. We believe that, in the near term, we will maintain our available funds in money market accounts.
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
FOREIGN CURRENCY EXCHANGE RISK
As a result of the sale of assets and liabilities of our protein research tools and collaborative services business to Bio-Rad Laboratories, Inc., there is currently no foreign currency exchange risk related to our revenues. However, the Company has a foreign subsidiary, Ciphergen Biosystems KK of which the functional currency is the Japanese yen. Accordingly, the accounts of this operation are translated from the Japanese yen to the United States dollar using the current exchange rate in effect at the balance sheet date for the balance sheet accounts, and using the average exchange rate during the period for revenue and expense accounts. The effects of translation are recorded to accumulated other comprehensive loss of stockholders’ deficit.
The accounts of all other foreign operations are remeasured to the United States dollar, which is the functional currency. Accordingly, all monetary assets and liabilities of these foreign operations are translated into United States dollars at current period-end exchange rates, and non-monetary assets and related elements of expense are translated using historical rates of exchange. Income and expense elements are translated to United States dollars using average exchange rates in effect during the period. Gains and losses from the foreign currency transactions of these subsidiaries are recorded to interest and other expense, net in the consolidated statement of operations. The net tangible assets of our non-United States operations, excluding intercompany debt, were $1,224,000 at June 30, 2007.
We did not enter into any forward contracts during the three months ended June 30, 2007. Although we will continue to monitor our exposure to currency fluctuations, we cannot provide assurance that exchange rate fluctuations will not harm our business in the future.
Item 4T. Controls and Procedures
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

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
On June 26, 2006, Health Discovery Corporation filed a lawsuit against Ciphergen Biosystems, Inc. (“Ciphergen”; Ciphergen and its wholly owned subsidiaries are collectively referred to as the “Company”) in the United States District Court for the Eastern District of Texas, Marshall Division (the “Court”), claiming that software used in certain of Ciphergen’s ProteinChip® Systems infringes on three of its United States patents. Health Discovery Corporation is seeking injunctive relief as well as unspecified compensatory and enhanced damages, reasonable attorney’s fees, prejudgment interest and other costs. On August 1, 2006, Ciphergen filed an unopposed motion with the Court to extend the deadline for Ciphergen to answer or otherwise respond until September 2, 2006. Ciphergen filed its answer and counterclaim to the complaint with the Court on September 1, 2006. Concurrent with its answer and counterclaims, Ciphergen filed a motion to transfer the case to the Northern District of California. On January 10, 2007, the court granted Ciphergen’s motion to transfer the case to the Northern District of California. The parties met for a scheduled mediation on May 7, 2007. On July 10, 2007 (the “Signing Date”), Ciphergen entered into a license and settlement agreement with Health Discovery Corporation (the “HDC Agreement”) pursuant to which it licensed more than 25 patents covering Health Discovery Corporation’s support vector machine technology for use with Surface Enhanced Laser Desorption/Ionization (“SELDI”) technology. Under the terms of the HDC Agreement, Ciphergen receives a worldwide, royalty-free, non-exclusive license for life sciences and diagnostic applications of the technology and has access to any future patents resulting from the underlying intellectual property in conjunction with use of SELDI systems. Pursuant to the HDC Agreement, Ciphergen will pay Health Discovery Corporation a total of $600,000, payable as follows: $200,000 upon entry into the agreement, $100,000 three months following the Signing Date, $150,000 twelve months following the Signing Date and $150,000 twenty-four months following the Signing Date. The HDC Agreement settles all disputes between Ciphergen and Health Discovery Corporation.
On July 13, 2007, Ciphergen received written notice that a lawsuit was filed in the Superior Court of California for the County of Santa Clara naming Ciphergen and Bio-Rad as defendants and Molecular Analytical Systems (“MAS”) as plaintiff. The complaint alleges, among other things, that Ciphergen is in breach of the license agreement between Ciphergen and MAS relating to SELDI technology as a result of Ciphergen’s entry into a sublicense with Bio-Rad. In connection with the sale of assets and liabilities of Ciphergen’s Instrument Business to Bio-Rad, Ciphergen sublicensed to Bio-Rad certain rights to the SELDI technology obtained by Ciphergen under the MAS license for use outside of the clinical diagnostics field. Ciphergen retained exclusive rights to the technology for use in the field of clinical diagnostics for a five-year period, after which it will retain nonexclusive rights in that field. Given the early stage of this action, the Company cannot predict the ultimate outcome of this matter at this time.
Item 1a. Risk Factors
The reader should carefully consider each of the risks and uncertainties Ciphergen Biosystems, Inc. (“Ciphergen”) and its wholly owned subsidiaries (collectively the “Company”, “we”, “us” or “our”) described below, as well as all of the other information in this report. The risks and uncertainties we describe below are not the only ones we face. Additional risks and uncertainties in which we are currently unaware of or that we currently believe to be immaterial could also adversely affect our business.
We expect to continue to incur net losses in 2007 and 2008. If we are unable to significantly increase our revenues, we may never achieve profitability.
From our inception through June 30, 2007, we have generated cumulative revenue from the sale of products and services to customers of $229,269,000 and have incurred net losses of $230,733,000. We have experienced significant operating losses each year since our inception and expect these losses to continue for at least the next several quarters, resulting in an expected net loss for 2007 and 2008. For example, we experienced net losses of $22,066,000 in 2006 and $12,873,000 for the six months ended June 30, 2007. Our losses have resulted principally from costs incurred in research and development, sales and marketing, litigation, and general and administrative costs associated with our operations. These costs have exceeded our gross profit which, to date, has been generated principally from product sales derived from a business that we have now sold. We expect to incur additional operating losses and these losses may be substantial. We may never achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.
We will need to raise additional capital in the future, and if we are unable to secure adequate funds on terms acceptable to us, we may be unable to execute our business plan.
We believe that our current cash balances may not be sufficient to fund planned expenditures. This raises substantial doubt about our ability to continue as a going concern. During the remainder of 2007, we will have to raise additional funds through the issuance of equity or debt securities, or a combination thereof, in the public or private markets in order to continue operations. Additional financing opportunities may not be available, or if available, may not be on favorable terms. The availability of financing opportunities will depend, in part, on market conditions, and the outlook for our company. Any future equity financing would result in substantial dilution to our stockholders. If we raise additional funds by issuing debt, we may be subject to limitations on our operations, through debt covenants or other restrictions. If adequate and acceptable financing is not available, we may have to delay development or commercialization of certain of our products or license to third parties the rights to commercialize certain of our products or technologies that we would otherwise seek to commercialize. We may also reduce our marketing or other resources devoted to our products. Any of these options could reduce our ability to successfully execute our business plan.
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
On July 22, 2005, Ciphergen and Quest Diagnostics Incorporated (“Quest Diagnostics”) entered into a three-year strategic alliance, which focuses on commercializing up to three assays chosen from Ciphergen’s pipeline. If this strategic alliance does not continue for its full term or if Quest Diagnostics fails to proceed to diligently perform its obligations as a part of the strategic alliance, such as independently developing, validating, and commercializing potential diagnostics tests, our ability to commercialize our potential diagnostic tests would be seriously harmed. Due to the current uncertainty with regard to United States Food and Drug Administration (the “FDA”) regulation of analyte specific reagents (“ASR’s”) or, for other reasons, Quest Diagnostics may elect to forgo development of ASR “home brew” laboratory tests and instead elect to wait for the development of in vitro diagnostic (“IVD”) test kits, which would adversely affect our revenues. If we elect to increase our expenditures to fund diagnostic development programs or research programs on our own, we will need to obtain additional capital, which may not be available on acceptable terms, or at all. If we fail to develop diagnostic tests, our ability to expand our business would be seriously harmed.
The commercialization of our diagnostic tests may be adversely affected by changing FDA regulations.
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
Our technologies are new and complex, and are subject to change as new discoveries are made. New discoveries and further progress in our field are essential if we are to foster the adoption of our product offerings. Development of these technologies remains a substantial risk to us due to various factors, including the scientific challenges involved, our ability to find and collaborate with others working in our field, and competing technologies, which may prove more successful than ours. In addition, we have reduced our research and development headcount and expenditures, which may adversely affect our ability to further develop our technologies.
If we fail to maintain our rights to utilize intellectual property directed to diagnostic biomarkers, we may not be able to offer diagnostic tests using those biomarkers.
One aspect of our business plan is to develop diagnostic tests based on certain biomarkers, which we have the right to utilize through licenses with our academic collaborators, such as The Johns Hopkins University School of Medicine and The University of Texas M.D. Anderson Cancer Center. In some cases, our collaborators own the entire right to the biomarkers. In other cases we co-own the biomarkers with our collaborators. If, for some reason, we lose our license to biomarkers owned entirely by our collaborators, we may not be able to use those biomarkers in diagnostic tests. If we lose our exclusive license to biomarkers co-owned by us and our collaborators, our collaborators may license their share of the intellectual property to a third party that may compete with us in offering diagnostic tests.
If the United States Patent and Trademark Office significantly narrows or cancels the claims of United States Patent 6,734,022, which is presently under reexamination, we will not receive a $2,000,000 potential payment and may lose market exclusivity for certain of our potential products.
In connection with the sale of assets and liabilities of the Company’s protein research tools and collaborative services business on November 13, 2006, Bio-Rad withheld $2,000,000 (“$2,000,000 Holdback Amount”) from the sales proceeds until the issuance of a reexamination certificate confirming United States Patent 6,734,022 (the “022 Patent”). If the United States Patent and Trademark Office (the “USPTO”) does not issue a reexamination certificate confirming the patentability of all of the claims as originally issued in the 022 Patent, or claims of equivalent scope, the Company will not be entitled to receive the $2,000,000 Holdback Amount. The 022 Patent is directed to a fundamental process of Surface Enhanced Laser Desorption/Ionization (“SELDI”) that involves capturing an analyte from a sample on the surface of a mass spectrometry probe derivatized with an affinity reagent, applying matrix and detecting the captured analyte by laser desorption mass spectrometry. In March 2007, the USPTO issued a final office action in the reexamination, rejecting all of the claims of the 022 Patent. Although the office action was designated “final”, the Company, under the USPTO rules, advocated the outstanding rejections and the patentability of the claimed invention with the patent examiners on March 30, 2007, and on April 11, 2007. In addition, on April 18, 2007, the Company filed a response to the final office action with the USPTO. On June 28, 2007, the USPTO sent to Ciphergen a notice of intent to issue a reexamination certificate of the 022 Patent. There can be no assurance that the USPTO will reverse its decision.

We have drawn $10,000,000 from the secured line of credit provided by Quest Diagnostics. If we fail to achieve the forgiveness milestones set forth therein, we will be responsible for full repayment of the secured line of credit.
As of June 30, 2007, we have drawn $10,000,000 from the secured lined of credit in connection with the strategic alliance with Quest Diagnostics. We borrowed in monthly increments of $417,000 over a two year period, with monthly interest payments. Funds from this collateralized line of credit may only be used to pay certain costs and expenses directly related to the strategic alliance, with forgiveness of the repayment obligations based upon our achievement of milestones related to the development, regulatory approval and commercialization of laboratory tests. Should we fail to achieve these milestones, we would be responsible for the repayment of the outstanding principal amount of the secured line of credit on or before July 22, 2010.
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
The commercialization of our products could be affected by being delayed, halted or prevented by applicable FDA regulations. If the FDA were to view any of our actions as non-compliant, it could initiate enforcement actions such as a warning letter and possible imposition of penalties. In addition, ASR’s that we may provide will be subject to a number of FDA requirements, including compliance with the FDA’s Quality System Regulations (“QSR’s”), which establish extensive requirements for quality assurance and control as well as manufacturing procedures. Failure to comply with these regulations could result in enforcement actions for us or our potential partners. Adverse FDA actions in any of these areas could significantly increase our expenses and limit our revenue and profitability. Although we are ISO 9001:2000 certified with respect to our manufacturing processes used for our previous ProteinChip® products, we will need to undertake additional steps to maintain our operations in line with FDA QSR requirements. Our manufacturing facilities will be subject to periodic regulatory inspections by the FDA and other federal and state regulatory agencies. We have not yet been subject to a FDA inspection. We may not satisfy such regulatory requirements, and any such failure to do so would have an adverse effect on our diagnostics efforts.
Because our business is highly dependent on key executives and employees, our inability to recruit and retain these people could hinder our business plans.
We are highly dependent on our executive officers and certain key employees. Our product development could be delayed or curtailed if we lose the services of any of these people. To continue our research and product development efforts, we need people skilled in areas such as bioinformatics, biochemistry and information services. Competition for qualified employees is intense.
Our diagnostic efforts may cause us to have significant product liability exposure.
The testing, manufacturing and marketing of medical diagnostic tests entails an inherent risk of product liability claims. Potential product liability claims may exceed the amount of our insurance coverage or may be excluded from coverage under the terms of the policy. Our existing insurance will have to be increased in the future if we are successful at introducing diagnostic products and this will increase our costs. In the event that we are held liable for a claim against which we are not indemnified or for damages exceeding the limits of our insurance coverage, our liabilities could exceed our total assets.
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
Legislative actions resulting in higher compliance costs are likely to adversely affect our future financial position, cash flows and results of operations.
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
We are subject to various international, federal, state and local environmental laws and regulations that govern our operations, including the handling and disposal of nonhazardous and hazardous wastes, the recycling and treatment of electrical and electronic equipment, and emissions and discharges into the environment. Failure to comply with such laws and regulations could result in costs for corrective action, penalties or the imposition of other liabilities. We also are subject to laws and regulations that impose liability and clean-up responsibility for releases of hazardous substances into the environment. Under certain of these laws and regulations, a current or previous owner or operator of property may be liable for the costs of remediating hazardous substances or petroleum products on or from its property, without regard to whether the owner or operator knew of, or caused, the contamination, as well as incur liability to third parties affected by such contamination. The presence of, or failure to remediate properly, such substances could adversely affect the value and the ability to transfer or encumber such property. Based on currently available information, although there can be no assurance, we believe that such costs and liabilities have not had and will not have a material adverse impact on our financial results.

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
As of June 30, 2007, we had $19,000,000 of convertible senior notes outstanding. As a result of this indebtedness, we have high principal and interest payment obligations. The degree to which we are leveraged could, among other things:
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
Financial Accounting Standards Board Interpretation No. 48 may have an impact on our future results of operations.
On January 1, 2007, the Company adopted Financial Accounting Standards Board (the “FASB”) Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109. The cumulative effect of adopting FIN 48 resulted in no liability on the balance sheet. There are open statutes of limitations for taxing authorities to audit the Company for federal and state jurisdictions from the year 2003 through the current period. Since the Company had a full valuation on all the deferred tax assets, FIN 48 had no impact on the Company’s effective tax rate. The Company is evaluating the net operating loss carryforwards, and research and development deferred tax assets to determine whether there is a limit due to prior year ownership changes. It is possible that a portion of these deferred tax assets may be limited in their use. The Company expects to complete the studies by the end of 2007.

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
Future sales of substantial amounts of our common stock in the public market, or the perception that such sales are likely to occur, could affect prevailing trading prices of our common stock and the value of the notes. As of June 30, 2007, we had:
•	39,263,842 shares of common stock outstanding;
•	5,755,329 shares of common stock reserved for issuance upon exercise of options outstanding under our stock option plans with a weighted average exercise price of $4.34 per share;
•	1,923,466 shares reserved for future issuance under our stock option and employee stock purchase plans; and
•	Warrants outstanding for 2,400,000 shares of common stock at a purchase price of $3.50 for 2,200,000 warrants and $1.26 for 200,000 warrants.
Because the notes are convertible into common stock only at a specific conversion price, a decline in our common stock price may cause the value of the notes to decline.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
The following proposals and the related votes thereon were made at Ciphergen Biosystems, Inc.’s (“Ciphergen”), annual stockholders’ meeting held on June 29, 2007:

	Votes
Description of Proposal	For	Against	Withheld	Abstained	Non-Votes
1. To elect three Class I Directors to serve until the 2010 Annual Meeting of Stockholders:

Michael J. Callaghan	32,790,671	—	—	290,138	—
Kenneth J. Conway	32,768,782	—	—	312,027	—
James L. Rathmann	32,776,064	—	—	304,745	—

2. To ratify the Audit Committee’s selection of PricewaterhouseCoopers LLP as Ciphergen’s independent registered public accounting firm for the fiscal year ended December 31, 2007	32,741,486	335,423	—	3,900	—

3. To approve an amendment to the Charter to increase the number of authorized shares of common stock from 80,000,000 to 150,000,000	30,537,057	2,525,295	—	18,457	—

4. To approve an amendment to the Charter to effect a name change of the company for Ciphergen Biosystems, Inc. to Vermillion, Inc.	31,487,104	632,739	—	960,966	—
In addition to the Directors elected in Proposal 1 above, the following are Directors whose terms of office continued after the meeting:

Term Ending in 2008 (Class II)	Term Ending in 2009 (Class III)
James S. Burns	Judy Bruner
Rajen K. Dalal, Ph.D	Gail S. Page
John A. Young
Item 5. Other Information
None.

Item 6. Exhibits
Index to Exhibits

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					☑

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					☑

32.0	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					(1)

(1)	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CIPHERGEN BIOSYSTEMS, INC.
Date: August 13, 2007	/s/ Gail S. Page
Gail S. Page
Director, President and Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2007	/s/ Debra A. Young
Debra A. Young
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)