Form 10-Q
period 2007-09-30
VERMILLION, INC.
filed 2007-11-14
CIK 926617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended September 30, 2007.
OR

☐	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the transition period from                      to                     .
Commission File Number: 000-31617
Vermillion, Inc.
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
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 31, 2007, the Registrant had 63,776,934 shares of common stock, par value $0.001 per share, outstanding.

Vermillion, Inc. and Subsidiaries

Vermillion is a trademark of Vermillion, Inc. ProteinChip is a registered trademark of Bio-Rad Laboratories, Inc. BioSepra is a registered trademark of Pall Corporation.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Vermillion, Inc. and Subsidiaries
Consolidated Balance Sheets
(Dollars in Thousands, Except Share and Par Value Amounts)
(Unaudited)

	September 30,	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$19,498	$17,711
Short-term investments, at fair value	4,000	—
Accounts receivable, net of allowance for doubtful accounts of $- and $2, respectively	—	29
Prepaid expenses and other current assets	1,101	2,300

Total current assets	24,599	20,040

Property, plant and equipment, net	1,613	2,260
Other assets	655	716

Total assets	$26,867	$23,016

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$2,177	$2,401
Accrued liabilities	3,863	4,600
Deferred revenue	31	45
Current portion of convertible senior notes, net of discounts	2,460	—

Total current liabilities	8,531	7,046

Long-term debt owed to related party	10,000	7,083
Convertible senior notes, net of discount	16,150	18,428
Other liabilities	278	360

Total liabilities	34,959	32,917

Commitments and contingencies (Note 8)

Stockholders’ deficit:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding at September 30, 2007, and December 31, 2006	—	—
Common stock, $0.001 par value, 150,000,000 and 80,000,000 shares authorized at September 30, 2007, and December 31, 2006, respectively; 63,776,934 and 39,220,437 shares issued and outstanding at September 30, 2007, and December 31, 2006, respectively	64	39
Additional paid-in capital	227,796	207,991
Accumulated deficit	(235,850)	(217,860)
Accumulated other comprehensive loss	(102)	(71)

Total stockholders’ deficit	(8,092)	(9,901)

Total liabilities and stockholders’ deficit	$26,867	$23,016

See accompanying notes to consolidated financial statements.

Vermillion, Inc. and Subsidiaries
Consolidated Statements of Operations
(Dollars in Thousands, Except Share and Per Share Amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenue:
Products	$—	$2,697	$—	$10,702
Services	—	1,965	21	6,297

Total revenue	—	4,662	21	16,999

Cost of revenue:
Products	—	1,571	—	5,714
Services	—	910	15	3,118

Total cost of revenue	—	2,481	15	8,832

Gross profit	—	2,181	6	8,167

Operating expenses:
Research and development	2,182	2,914	6,297	8,780
Sales and marketing	516	3,204	1,440	10,652
General and administrative	2,090	2,541	8,626	7,549

Total operating expenses	4,788	8,659	16,363	26,981

Loss on sale of instrument business	—	—	(382)	—

Loss from operations	(4,788)	(6,478)	(16,739)	(18,814)

Interest income	169	190	458	654
Interest expense	(596)	(592)	(1,727)	(1,691)
Other income (expense), net	95	(116)	17	(174)

Loss before income taxes	(5,120)	(6,996)	(17,991)	(20,025)
Income tax benefit (expense)	3	(20)	1	(190)

Net loss	$(5,117)	$(7,016)	$(17,990)	$(20,215)

Loss per share — basic and diluted	$(0.11)	$(0.19)	$(0.43)	$(0.56)

Shares used to compute basic and diluted loss per common share	48,056,582	36,075,163	42,214,245	36,041,625

See accompanying notes to consolidated financial statements.

Vermillion, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity (Deficit) and Comprehensive Loss
(Dollars in Thousands, Except Share and Per Share Amounts)
(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’	Comprehensive
	Shares	Amount	Capital	Deficit	Loss(1)	Equity (Deficit)	Loss
Balance at December 31, 2005	35,998,881	$36	$202,485	$(195,794)	$(204)	$6,523

Net loss	—	—	—	(20,215)	—	(20,215)	$(20,215)
Foreign currency translation adjustment	—	—	—	—	128	128	128

Comprehensive loss							$(20,087)

Common stock shares issued in connection with:
Exercise of stock options	1,670	—	2	—	—	2
Employee stock purchase plan	75,886	—	100	—	—	100
Stock compensation charge	—	—	1,338	—	—	1,338

Balance at September 30, 2006	36,076,437	$36	$203,925	$(216,009)	$(76)	$(12,124)

Balance at December 31, 2006	39,220,437	$39	$207,991	$(217,860)	$(71)	$(9,901)

Net loss	—	—	—	(17,990)	—	(17,990)	$(17,990)
Foreign currency translation adjustment	—	—	—	—	(31)	(31)	(31)

Comprehensive loss							$(18,021)

Common stock shares issued in connection with:
Exercise of stock options	20,312	—	24	—	—	24
Employee stock purchase plan	23,093	—	21	—	—	21
Private offering, net of issuance costs and registration fees	24,513,092	25	19,076	—	—	19,101
Stock compensation charge	—	—	684	—	—	684

Balance at September 30, 2007	63,776,934	$64	$227,796	$(235,850)	$(102)	$(8,092)

(1)	Accumulated Other Comprehensive Loss arises solely from foreign currency cumulative translation adjustment.
See accompanying notes to consolidated financial statements.

Vermillion, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in Thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(17,990)	$(20,215)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on sale of instrument business	382	—
Depreciation and amortization	882	3,551
Stock-based compensation expense	684	1,338
Amortization of debt discount associated with beneficial conversion feature of convertible senior notes	182	399
Amortization of debt issuance costs	54	279
Accrued investment income	—	(5)
Changes in operating assets and liabilities:
Decrease in accounts receivable	29	1,898
Decrease (increase) in prepaid expenses and other current assets	848	(779)
Decrease in inventories	—	1,445
Decrease in other assets	19	95
Decrease in accounts payable and accrued liabilities	(1,004)	(2,317)
Decrease in deferred revenue	(14)	(760)
Decrease in other liabilities	(82)	(187)

Net cash used in operating activities	(16,010)	(15,258)

Cash flows from investing activities:
Purchase of property, plant and equipment	(235)	(881)
Maturities of short-term investment	—	2,245
Purchases of short-term investment	(4,000)	—
Payment for license related to litigation settlement	—	(346)

Net cash provided by (used in) investing activities	(4,235)	1,018

Cash flows from financing activities:
Proceeds from exercises of stock options	24	—
Proceeds from purchase of common stock by employee stock purchase plan	21	100
Proceeds from private offering of common stock and common stock warrants, net of issuance costs and registration fees	19,101	—
Proceeds from secured line of credit with Quest Diagnostics Incorporated	2,917	3,749
Principal payments on capital lease obligations	—	(13)
Repayments of long-term debt	—	(376)

Net cash provided by financing activities	22,063	3,460

Effect of exchange rate changes on cash and cash equivalents	(31)	66

Net increase (decrease) in cash and cash equivalents	1,787	(10,714)
Cash and cash equivalents, beginning of period	17,711	25,738

Cash and cash equivalents, end of period	$19,498	$15,024

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,603	$1,595
Income taxes	197	7

Noncash investing and financing activities:
Transfer of fixed assets to inventory	$—	$100
Acquisition of property and equipment under capital leases	—	1
See accompanying notes to consolidated financial statements.

Vermillion, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
1.	Organization, Basis of Presentation and Summary of Significant Accounting and Reporting Policies

The Company

At the annual stockholders’ meeting on June 29, 2007, the stockholders approved an amendment to the Certificate of Incorporation to change the name of the company from Ciphergen Biosystems, Inc. to Vermillion, Inc. (“Vermillion”; Vermillion and its wholly-owned subsidiaries are collectively referred to as the “Company”). The name change represented the transition of the Company from its historical roots as a proteomics research products business to a specialty diagnostic testing business. On August 21, 2007, the Company amended its Certificate of Incorporation to reflect the name change.

Prior to the November 13, 2006, sale of assets and liabilities of the Company’s protein research products and collaborative services business (the “Instrument Business”) to Bio-Rad Laboratories, Inc. (“Bio-Rad”), the Company developed, manufactured and sold ProteinChip Systems for life science research. This patented technology is recognized as Surface Enhanced Laser Desorption/Ionization (“SELDI”). The systems consist of ProteinChip Readers, ProteinChip Software and related accessories, which were used in conjunction with consumable ProteinChip Arrays. These products were sold primarily to pharmaceutical companies, biotechnology companies, academic research laboratories and government research laboratories. The Company also provided research services through its Biomarker Discovery Center laboratories, and offered consulting services, customer support services and training classes to its customers and collaborators. As a result of the sale of assets and liabilities of the Company’s Instrument Business to Bio-Rad on November 13, 2006, the Company does not expect to generate substantial revenues until certain diagnostic tests are cleared by the United States Food and Drug Administration (the “FDA”) and commercialized.

Since the sale of assets and liabilities of the Company’s Instrument Business to Bio-Rad, the Company has dedicated itself to the discovery, development and commercialization of specialty diagnostic tests that provide physicians with information with which to manage their patients’ care and to improve patient outcomes. The Company uses translational proteomics, which is the process of answering clinical questions by utilizing advanced protein separation methods, to identify and resolve variants of specific biomarkers, develop assays and commercialize diagnostic tests.

The Company has incurred significant net losses and negative cash flows from operations since inception. At September 30, 2007, the Company had an accumulated deficit of $235,850,000. After completing the private placement sale of securities on August 29, 2007, management (“we”, “us” or “our”) believes the Company’s current available resources will be sufficient to maintain current and planned operations through the next twelve months. The Company will, however, be required to raise additional capital at some point in the future. At such time the Company requires additional funding, the Company may seek to raise such additional funding from various sources, including the public equity market, private financings, sales of assets, collaborative arrangements and debt. If additional capital is raised through the issuance of equity securities or securities convertible into equity, stockholders will experience dilution, and such securities may have rights, preferences or privileges senior to those of the holders of common stock or convertible senior notes. If the Company obtains additional funds through arrangements with collaborators or strategic partners, the Company may be required to relinquish its rights to certain technologies or products that it might otherwise seek to retain. There can be no assurance that the Company will be able to obtain such financing, or obtain it on acceptable terms. If the Company is unable to obtain financing on acceptable terms, we may be unable to execute our business plan, the Company could be required to delay or reduce the scope of its operations, and the Company may not be able to pay off the convertible senior notes if and when they come due.

Basis of Presentation

The unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and the instructions to Form 10-Q pursuant to Rule 10-01, Interim Financial Statements, of Regulation S-X promulgated by

Vermillion, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — Continued
(Unaudited)
the Securities and Exchange Commission (the “SEC”). Accordingly, the unaudited consolidated financial statements do not include all of the disclosures required by GAAP for complete financial statements. The December 31, 2006, consolidated balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by GAAP. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed with the SEC on April 2, 2007.

In the opinion of management, the unaudited consolidated financial statements contain all adjustments consisting only of a normal and recurring nature, which are considered necessary for a fair presentation of the financial condition and results of operations for such periods. The accompanying unaudited consolidated financial statements include the accounts of the Company. All intercompany transactions have been eliminated in consolidation. The results of operations for the interim periods shown herein are not necessarily indicative of operating results for the entire year or any other future interim period.

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

Income Taxes

On January 1, 2007, the Company adopted Financial Accounting Standards Board (the “FASB”) Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109, which clarifies the accounting for income tax uncertainties that have been recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. The cumulative effect of adopting FIN 48 on January 1, 2007, resulted in no liability under FIN 48 on the balance sheet. There are open statutes of limitations for taxing authorities to audit the Company for federal and state jurisdictions from the year 2003 through the current period. Since the Company had a full valuation on all the deferred tax assets, FIN 48 had no impact on the Company’s effective tax rate. The Company is evaluating the net operating loss carryforwards, and research and development deferred tax assets to determine whether there is a limit due to prior year ownership changes. It is possible that a portion of these deferred tax assets may be limited in their use. The Company expects to complete the studies by the end of 2007.

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

Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115. SFAS No. 159 provides entities with an option to report selected financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.

Vermillion, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — Continued
(Unaudited)
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

3.	Strategic Alliance with Quest Diagnostics Incorporated

On July 22, 2005, Vermillion and Quest Diagnostics Incorporated (“Quest”) entered into a strategic alliance agreement, which focuses on commercializing up to three assays chosen from Vermillion’s pipeline. The term of the agreement ends on the later of (i) the three-year anniversary of the agreement and (ii) the date on which Quest commercializes the three diagnostic tests covered by such agreement. Pursuant to the agreement, Quest will have the non-exclusive right to commercialize these tests on a worldwide basis, with exclusive commercialization rights in territories where Quest has a significant presence for up to five years following commercialization. As part of the strategic alliance, there is a royalty arrangement under which Quest will pay royalties to Vermillion based on fees earned by Quest for applicable diagnostics services, and Vermillion will pay royalties to Quest based on Vermillion’s revenue from applicable diagnostics products. To date, no such royalties have been earned by either party.

Quest also agreed to provide Vermillion with a $10,000,000 secured line of credit, which is collateralized by certain intellectual property of Vermillion, that may only be used for certain costs and expenses directly related to the strategic alliance. Under the terms of this secured line of credit, the interest rate is at the prime rate plus 0.5% and is payable monthly. Additionally, this secured line of credit contain provisions for Quest to forgive portions of the amounts borrowed that corresponds to Vermillion’s achievement of certain milestones related to development, regulatory approval and commercialization of certain diagnostic tests. The amounts to be forgiven and the corresponding milestones that Vermillion must achieve are (i) $1,000,000 for each application that allows a licensed laboratory test to be commercialized with a maximum of $3,000,000 for three applications that allows a licensed laboratory test to be commercialized; (ii) $3,000,000 for the commercialization of the first diagnostic test kit; and (iii) $2,000,000 for each subsequent commercialization of diagnostic test kits with a maximum of $4,000,000 for two subsequent commercialization of diagnostic test kits. Should Vermillion fail to achieve these milestones, it would be responsible for the repayment of the outstanding principal amount and any unpaid interest on the secured line of credit on or before July 22, 2010. Vermillion has drawn on this secured line of credit in monthly increments of $417,000 on the last day of each month during the first two years of the strategic alliance. As of September 30, 2007, and December 31, 2006, Vermillion has drawn $10,000,000 and $7,083,000, respectively, from this secured line of credit. From the inception of the strategic alliance through September 30, 2007, the Company had spent $10,000,000 of the amounts drawn on in-house research and development, as well as collaborations with others, directed towards achieving the milestones.

Vermillion, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — Continued
(Unaudited)
4.	Short-Term Investments

Short-term investments available-for-sale are carried at fair value based on quoted market prices. The Company has no unrealized holding gains or losses based on the market value of the auction rate preferred securities at September 30, 2007. Short-term investments available-for-sale consist of the following at September 30, 2007 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gain	Loss	Value
Auction rate preferred securities	$4,000	$—	$—	$4,000

The scheduled maturity dates for short-term investments available for sale at September 30, 2007, are as follows (in thousands):

		After 1 Year	After 5 Year
	Within	Through	Through	After
	1 Year	5 Years	10 Years	10 Years	Total
Auction rate preferred securities	$4,000	$—	$—	$—	$4,000

5.	Receivables from and Payables to Bio-Rad

In connection with the sale of assets and liabilities of the Company’s Instrument Business on November 13, 2006, Bio-Rad withheld $2,000,000 from the sales proceeds until the issuance of a reexamination certificate confirming United States Patent No. 6,734,022 (the “022 Patent”). If the United States Patent and Trademark Office (the “USPTO”) does not issue a reexamination certificate confirming the patentability of all of the claims as originally issued in the 022 Patent, or claims of equivalent scope, the Company will not be entitled to receive the $2,000,000 withheld by Bio-Rad. The 022 Patent is directed to a fundamental process of SELDI that involves capturing an analyte from a sample on the surface of a mass spectrometry probe derivatized with an affinity reagent, applying matrix and detecting the captured analyte by laser desorption mass spectrometry. In March 2007, the USPTO issued a final office action in the reexamination, rejecting all of the claims of the 022 Patent. Although the office action was designated “final”, Vermillion, under the USPTO rules, advocated the outstanding rejections and the patentability of the claimed invention with the patent examiners on March 30, 2007, and April 11, 2007. In addition, on April 18, 2007, Vermillion filed a response to the final office action with the USPTO. On June 28, 2007, the USPTO sent to Vermillion a notice of intent to issue a reexamination certificate of the 022 Patent (see further discussion in Note 13 “Subsequent Event”).

Subsequent to the sale of assets and liabilities of the Company’s Instrument Business to Bio-Rad on November 13, 2006, both the Company and Bio-Rad recognized business activities on behalf of each other. As of September 30, 2007, the Company owed Bio-Rad $20,000 for accounts receivable the Company collected on behalf of Bio-Rad. Similarly, Bio-Rad owed the Company $128,000, which consisted of $83,000 of invoices processed and paid by the Company on behalf of Bio-Rad and $45,000 for Bio-Rad’s portion of expenses related to facilities shared by the Company. Subsequent to September 30, 2007, the Company made no payments towards the $20,000 owed to Bio-Rad, and collected $45,000 related to the $128,000 owed by Bio-Rad. As of December 31, 2006, the Company owed Bio-Rad $1,571,000, which consisted of $1,511,000 for accounts receivable the Company collected on behalf of Bio-Rad, $8,000 for invoices processed by Bio-Rad on behalf of the Company and $52,000 for services Bio-Rad provided to the Company. Similarly, Bio-Rad owed the Company $619,000, which consisted of $174,000 for invoices processed by the Company on behalf of Bio-Rad, $200,000 for sales taxes on the sale of assets and $245,000 for unbilled receivables from Bio-Rad. Subsequent to December 31, 2006, the Company paid the $1,571,000 owed to Bio-Rad, and collected the $619,000 owed by Bio-Rad. Additionally, for the nine months ended September 30, 2007, the Company recorded a charge of $382,000 related to a post-closing adjustment resulting from the sale of assets and liabilities of the Company’s Instrument Business to Bio-Rad.

Vermillion, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — Continued
(Unaudited)
Additionally, as of September 30, 2007, the Company owed Bio-Rad $192,000 for laboratory supplies. Subsequent to September 30, 2007, the Company paid $160,000 related to the $192,000 owed to Bio-Rad.

6.	Warranties and Maintenance Contracts

Prior to the sale of assets and liabilities of the Company’s Instrument Business to Bio-Rad on November 13, 2006, the Company had product warranty activities and obligations to provide services for its products. The Company generally included a standard 12-month warranty on its ProteinChip Systems and certain accessories upon initial sale, after which maintenance and support was available under a separately priced contract or on an individual call basis. The Company also sold separately priced maintenance (extended warranty) contracts, which were generally for 12 or 24 months, upon expiration of the initial 12-month warranty. Coverage under both the standard and extended maintenance contracts was identical. Revenue for both the standard and extended maintenance contracts was deferred and recognized on a straight-line basis over the period of the applicable maintenance contract. Related costs were recognized as incurred.

For the three and nine months ended September 30, 2007, the Company had no product warranty obligations or activity, as all warranty obligations were assumed by Bio-Rad as of November 13, 2006. Changes in product warranty obligations, including separately priced maintenance obligations, for the three and nine months ended September 30, 2006, were as follows (in thousands):

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2006	2006
Balance at beginning of period	$2,748	$2,831

Add: Costs incurred for maintenance contracts	509	1,687
Revenue deferred for maintenance contracts	851	3,067

Less: Settlements made under maintenance contracts	(509)	(1,687)
Revenue recognized for maintenance contracts	(1,138)	(3,437)

Balance at end of period	$2,461	$2,461

7.	Long-Term Debt

7.00% Convertible Senior Notes Due 2011

On November 15, 2006, the Company closed the sale of $16,500,000 of convertible senior notes due September 1, 2011 (the “New Notes”). Offering costs were $104,000 and fees of $514,500, which were paid on behalf of the debt holders, were recorded as debt discount on the New Notes. Fees paid on behalf of debt holders included the fair value of two warrants issued to underwriters to purchase a total of 200,000 shares of common stock at $1.26 per share. The warrant was valued at approximately $140,000 based on the fair value as determined by a Black-Scholes model using the following assumptions: a risk free interest rate of 4.75%, 5 year contractual life, and 88% volatility rate. Interest on the New Notes is 7.00% per annum on the principal amount, payable semiannually on March 1 and September 1 of each year, beginning March 1, 2007. The New Notes were sold pursuant to separate exchange and redemption agreements between the Company and each of Highbridge International LLC, Deerfield International Limited, Deerfield Partners, L.P., Bruce Funds, Inc. and Professional Life & Casualty, each holders of the Company’s existing 4.50% convertible senior notes due September 1, 2008 (the “Old Notes”), pursuant to which holders of an aggregate of $27,500,000 of the Old Notes agreed to exchange and redeem their Old Notes for an aggregate of $16,500,000 in aggregate principal amount of the New Notes and $11,000,000 in cash, plus accrued and unpaid interest on the Old Notes of $254,000 through and including the day prior to the Closing. The transaction was treated as a debt extinguishment and accordingly, $613,000 of unamortized prepaid offering costs

Vermillion, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — Continued
(Unaudited)
and $868,000 of unamortized debt discount related to the Old Notes were charged to expense as loss on extinguishment of debt. Offering costs and debt discount related to the New Notes will be amortized to interest expense using the effective interest method. Amortization expense in 2006 for the New Notes was $15,000.

The Company issued the New Notes pursuant to an indenture, dated November 15, 2006, between the Company and U.S. Bank National Association, as Trustee. Following the Closing, $2,500,000 in aggregate principal amount of the Old Notes remain outstanding.

The New Notes are unsecured senior indebtedness of the Company and bear interest at the rate of 7.00% per annum, which may be reduced to 4.00% per annum if the Company receives approval or clearance for commercial sale of any of its ovarian cancer tests by the FDA. Interest is payable on March 1 and September 1 of each year, commencing March 1, 2007. The effective interest rate is 7.13% per annum.

The New Notes are convertible at the option of each Holder, at any time on or prior to the close of business on the business day immediately preceding September 1, 2011, into shares of the Company’s common stock at a conversion price of $2.00 per share, equivalent to a conversion rate equal to 500 shares of common stock per $1,000 principal of the New Notes, subject to adjustment for standard anti-dilution provisions including distributions to common stockholders and stock splits as well as occurrence of a change in control, in which case the conversion rate is adjusted for a make-whole premium.

The make-whole premium shall be equal to the principal amount of New Notes to be converted divided by $1,000 and multiplied by the applicable number of shares of common stock based upon the Company’s share prices as of the change of control date. Specifically, as the New Notes approach their redemption date of September 2009, as discussed below, the make-whole payment decreases. The Company is not required to make a make-whole payment if the Company’s stock price is less than $1.20 or greater than $8.00 as of the date of the change in control. The make-whole premium associated with the New Note sets a maximum additional 15,000,001 shares that may be issued on conversion (909.091 shares per $1,000 principal amount of New Notes).

If a holder converts all or any portion of their New Notes prior to October 31, 2008, upon such conversion, in addition to the common stock such holder would receive, the holder will be entitled to receive with respect to each New Note so converted an amount in cash equal to the difference of (i) the amount of all interest that the Company would be required to pay on such New Note from the date of the indenture through October 31, 2008, and (ii) the amount of interest actually paid on such New Note by the Company prior to the time of conversion.

Holders of the New Notes have the option to require the Company to repurchase the New Notes under certain circumstances, including at any time after September 1, 2009, if the Company has not received approval or clearance for commercial sale of any of its ovarian cancer test by the FDA. The Company may redeem the New Notes at its option, in whole or in part, at any time on or after September 1, 2009, at specified redemption prices plus accrued and unpaid interest; provided that the New Notes will be redeemable only if the closing price of the stock equals or exceeds 200.0% of the conversion price then in effect for at least 20 trading days within a period of 30 consecutive trading days ending on the trading day before the date of the notice of the optional redemption. The 8,250,000 shares that could be issued if all New Notes were converted into common stock have not been included in the calculation of loss per share, as these potential common shares are antidilutive. Upon a change of control, each holder of the New Notes may require the Company to repurchase some or all of the New Notes at specified redemption prices, plus accrued and unpaid interest. The debenture contains a put option that entitles the holder to require the Company to redeem the New Note at a price equal to 105.0% of the principal balance upon a change in control of the Company.

The Company identified the guaranteed interest payment for any conversion of any New Note by a holder prior to October 31, 2008, and the written put option permitting the holder to put the debt at 105.0% of principal plus accrued and unpaid interest upon a change of control as a compound embedded derivative, which needs to be separated and measured at its fair value. The factors impacting the fair value of the guaranteed interest payment for

Vermillion, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — Continued
(Unaudited)
any conversion of any New Note by a holder prior to October 31, 2008, is based upon certain factors including the Company’s stock price, the time value of money and the likelihood holders would convert within the next two years. However, due to the Company’s current stock price at the date of New Note issuance and through December 31, 2006, resulting in the conversion feature being substantially out of the money, the likelihood of conversion was deemed to be remote. The factors impacting the fair value of the written put option permitting the holder to put the New Note at 105.0% of principal plus accrued and unpaid interest upon a change of control, is contingent upon a change of control. However, due to significant related party holdings of the Company’s common stock shares and the presence of certain anti-takeover provisions in the bylaws of the Company, a change of control is deemed to be remote. When the fair values of these two features are combined, the fair value of the compound embedded derivative had de minimis fair value on the date of inception and on December 31, 2006.

The Company and the investors entered into a registration rights agreement in which the Company agrees to make “reasonable best efforts” to file a shelf registration and keep it effective permitting the New Note holders to sell the New Notes or the underlying common stock shares. In the circumstance of a failed registration, the Company agrees to pay interest as partial relief for the damages (“Liquidated Damages”) until the earlier of (1) the day on which the Registration Default has been cured and (2) the date the Shelf Registration Statement is no longer required to be kept effective, in an amount in cash equal to 1.5% of the aggregate outstanding principal amount of the New Notes until such Registration Default is cured; provided that in no event shall Liquidated Damages exceed 10.0% of the holder’s initial investment in the New Notes in the aggregate.

The Company evaluated the Liquidated Damages according to guidance under FASB Staff Position No. Emerging Issues Task Force (“FSP EITF”) 00-19-2, Accounting for Registration Payment Arrangements, which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, shall be recognized and measured separately in accordance with SFAS No. 5, Accounting for Contingencies, and FIN 14, Reasonable Estimation of the Amount of a Loss. FSP EITF 00-19-2 further states that an entity should recognize and measure a registration payment arrangement as a separate unit of account from the financial instrument subject to that arrangement. Accordingly, the Company concluded that the transfer of consideration under a registration payment arrangement is not probable at the time of inception or December 31, 2006. Therefore a contingent liability under the registration payment arrangement was not recognized.

The New Notes and common stock issuable upon conversion of the New Notes were registered with the SEC on Form S-3 on December 15, 2006, and at December 31, 2006, all New Notes remained issued and outstanding

8.	Commitments and Contingent Liabilities

Commitments

On November 17, 2000, the Company originally entered into a five-year research collaboration agreement with The Johns Hopkins University School of Medicine (“JHU”), which expired on November 30, 2005. The research collaboration agreement was directed at the discovery and validation of biomarkers in human subjects, including but not limited to clinical application of biomarkers in the understanding, diagnosis and management of human diseases. Since the expiration on November 30, 2005, the Company had extended the research collaboration agreement with JHU on a quarterly basis. Most recently, on September 26, 2007, the Company extended the research collaboration agreement with JHU through December 31, 2007, while continuing to negotiate a renewal collaboration agreement. Under the renewal collaboration agreement, it is anticipated that Vermillion will have an obligation to provide additional noncancelable collaboration funding of $600,000 for 2007 in addition to $73,000 owed for 2006. Under an extended research collaboration agreement with an expiration date of December 31, 2006, Vermillion had an outstanding obligation to pay $305,000. Subsequently, under an extended research collaboration agreement with an expiration date of March 31, 2007, the outstanding 2006 obligation of $305,000 was reduced to $73,000 during the three months ended March 31, 2007. For the nine months ended September 30, 2007, Vermillion paid $373,000 of collaboration expenses and as of September 30, 2007, Vermillion accrued $150,000 for collaboration expenses to

Vermillion, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — Continued
(Unaudited)
JHU. Collaboration costs related to this agreement were $150,000 and $218,000 for the three and nine months ended September 30, 2007, respectively, which reflects the $232,000 reduction in collaboration costs resulting from the extended collaboration agreement through September 30, 2007. Collaboration costs related to this agreement were $241,000 and $723,000 for the three and nine months ended September 30, 2006, respectively.

On September 22, 2005, the Company entered into a two year collaborative research agreement with University College London and UCL Biomedica Plc (together, “UCL”), which expired on September 30, 2007. The collaborative research agreement was directed at the utilization of Vermillion’s suite of proteomic solutions (Deep Proteome, Pattern Track Process and ProteinChip System) to further both parties’ ongoing research in ovarian cancer and breast cancer. Under the terms of the agreement, Vermillion had exclusive rights to license intellectual property resulting from discoveries made during the course of this collaboration for use in developing, manufacturing and commercializing products and services utilizing the intellectual property. Additionally, Vermillion had an obligation to contribute $2,131,000 in cash and $652,000 in the form of Vermillion equipment, software, arrays and consumable supplies as mutually agreed, valued at Vermillion’s list selling price, to cover part of the costs incurred by UCL specifically for this research program. $1,065,000 of the cash obligation was to be paid in the first year of the agreement and is noncancelable. The remaining $1,066,000 was to be paid in the second year of the agreement and was cancelable with three months advance notice. As of September 30, 2007, the Company had made cash contributions of $1,603,000 and accrued $567,000 related to this agreement. Additionally, the Company provided at its cost $112,000, or $546,000 valued at Vermillion’s list selling price, of equipment, software, arrays and consumable supplies. Collaboration costs, which are included in research and development expenses, related to this agreement were $285,000 and $832,000 for the three and nine months ended September 30, 2007, respectively, and $272,000 and $798,000 for the three and nine months ended September 30, 2006, respectively.

On October 4, 2006, the Company entered into a one-year research and development agreement, which has automatic renewals for two additional one-year terms, with Katholieke Universiteit Leuven, Belgium, directed at discovery, validation and characterization of novel biomarkers related to gynecologic disease. Under the terms of the agreement, Vermillion will have exclusive rights to license discoveries made during the course of this collaboration. Vermillion will contribute €45,000 or $61,000 per year to fund sample collection at the Katholieke Universiteit Leuven from patients undergoing evaluation of a persistent pelvic mass who will undergo surgical intervention. The first year contribution of €45,000 or $61,000 is noncancelable. As of September 30, 2007, the Company has paid $61,000 related to this agreement. Collaboration costs related to this agreement were $15,000 and $61,000 for the three and nine months ended September 30, 2007, respectively.

On October 13, 2006, the Company entered into a two-year research and collaboration agreement, which has automatic renewals of additional one-year terms, with The Ohio State University Research Foundation (“OSURF”) directed at discovery, purification, identification and/or validation of biomarkers related to thrombotic thrombocytopenic purpura (“TTP”) and production of associated technology. Under the terms of the agreement, Vermillion has an option to take an exclusive license to discoveries made during the course of this collaboration. During the first fifteen months of the agreement, Vermillion will pay a total of $150,000 in noncancelable financial contributions to OSURF in consideration for costs incurred specifically for this research program. There is no financial contribution obligation for the remaining initial term of the agreement. As of September 30, 2007, the Company has paid $94,000 and accrued $34,000 related to this agreement. Collaboration costs related to this agreement were $90,000 for the nine months ended September 30, 2007. The Company did not incur collaboration costs related to this agreement during the three months ended September 30, 2007.

On December 11, 2006, Vermillion entered into a consulting agreement with PrecisionMed International (“PrecisionMed”), which was subsequently amended on April 5, 2007. Under the terms of the amended agreement, PrecisionMed will collect whole blood specimens from up to 1,000 research subjects for the purposes of Vermillion’s whole blood collection protocol for its OvaRI Assay clinical trial. The amended agreement provides for a maximum payment of $1,335,000 for 500 research subjects and a maximum payment of $1,788,000 for 1,000 research subjects. As of September 30, 2007, Vermillion has paid a total of $1,103,000, including travel expenses of

Vermillion, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — Continued
(Unaudited)
$50,000, and accrued $329,000 related to this amended agreement. These costs, which are included in research and development expenses, related to this agreement were $488,000 and $1,288,000 for the three and nine months ended September 30, 2007, respectively.

On June 1, 2007, Vermillion entered into a nonexclusive license agreement with the National Cardiovascular Center (“NCVC”), an entity organized and existing under the laws of Japan. Under this agreement, Vermillion obtained a ten-year worldwide nonexclusive license with the right to extend the term for the life of the licensed patent, which includes a United States Patent Application, a Japan Patent and a Patent Cooperation Treaty (“PCT”) Application, for technology used in our TTP diagnostic test kit that is under development. Under this agreement, Vermillion will pay NCVC a non-refundable license fee of $50,000. The payment terms are $20,000 upon execution of this agreement, $10,000 upon submission of an in vitro diagnostic test to the FDA for clearance, $10,000 upon the first commercial sale of such in vitro diagnostic test kit and $10,000 upon achievement of $500,000 in net sales of such in vitro diagnostic test kits. Additionally, Vermillion will pay royalties to NCVC for net sales to customers located in the United Sates, Japan, Europe and China. As of September 30, 2007, Vermillion has paid $20,000 related to the execution of this agreement.

In conjunction with the sale of assets and liabilities of the Company’s Instrument Business on November 13, 2006, Vermillion also entered into a manufacture and supply agreement with Bio-Rad. Under the terms of the manufacture and supply agreement, Vermillion has a commitment to purchase 10 systems and 30,000 arrays in the first year, 13 systems and 30,000 arrays in the second year and 20 systems and 30,000 arrays for the third year in order to support its collaboration agreements with Quest, which may be used as inventory for resale, fixed assets for collaboration purposes or supplies for research and development. The Company has estimated cost to be $63,000 per system and $20 per array. As of September 30, 2007, the Company had purchased and expensed $212,000 of arrays.

Contingent Liabilities

On September 17, 2007, Vermillion was served with a complaint filed in the Superior Court of California for the County of Santa Clara naming Vermillion and Bio-Rad as defendants and Molecular Analytical Systems (“MAS”) as plaintiff. The complaint alleges, among other things, that Vermillion is in breach of its license agreement with MAS relating to SELDI technology as a result of Vermillion’s entry into a sublicense agreement with Bio-Rad. In connection with the sale of assets and liabilities of the Company’s Instrument Business to Bio-Rad, Vermillion sublicensed to Bio-Rad certain rights to the SELDI technology that Vermillion obtained under the MAS license for use outside of the clinical diagnostics field. Vermillion retained exclusive rights to the technology for use in the field of clinical diagnostics for a five-year period, after which it will retain nonexclusive rights in that field. Given the early stage of this action, we cannot predict the ultimate outcome of this matter at this time.

On June 26, 2006, Health Discovery Corporation filed a lawsuit against Vermillion in the United States District Court for the Eastern District of Texas, Marshall Division (the “Court”), claiming that software used in certain of Vermillion’s ProteinChip Systems infringes on three of its United States patents. Health Discovery Corporation sought injunctive relief as well as unspecified compensatory and enhanced damages, reasonable attorney’s fees, prejudgment interest and other costs. On August 1, 2006, Vermillion filed an unopposed motion with the Court to extend the deadline for Vermillion to answer or otherwise respond until September 2, 2006. Vermillion filed its answer and counterclaim to the complaint with the Court on September 1, 2006. Concurrent with its answer and counterclaims, Vermillion filed a motion to transfer the case to the Northern District of California. On January 10, 2007, the court granted Vermillion’s motion to transfer the case to the Northern District of California. The parties met for a scheduled mediation on May 7, 2007. On July 10, 2007, Vermillion entered into a license and settlement agreement with Health Discovery Corporation (the “HDC Agreement”) pursuant to which it licensed more than 25 patents covering Health Discovery Corporation’s support vector machine technology for use with SELDI technology. Under the terms of the HDC Agreement, Vermillion receives a worldwide, royalty-free, non-exclusive license for life sciences and diagnostic applications of the technology and has access to any future patents resulting from the underlying intellectual property in conjunction with use of SELDI systems. Pursuant to the HDC

Vermillion, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — Continued
(Unaudited)
Agreement, Vermillion paid $200,000 to Health Discovery Corporation upon entry into the agreement on July 10, 2007. The remaining $400,000 under the HDC agreement is payable as follows: $100,000 three months following the date of the agreement, $150,000 twelve months following the date of the agreement and $150,000 twenty-four months following the date of the agreement. The total settlement of $600,000 was expensed for nine months ended September 30, 2007. The HDC Agreement settles all disputes between Vermillion and Health Discovery Corporation.

9.	Common Stock

Authorized Shares

At the annual stockholders’ meeting on June 29, 2007, the stockholders approved an amendment to the Certificate of Incorporation to increase the number of authorized shares of common stock from 80,000,000 to 150,000,000. On July 13, 2007, the Company amended and restated its Certificate of Incorporation with the State of Delaware for the increased authorized shares.

Private Placement Sale

On August 29, 2007 (the “Closing Date”), Vermillion completed a private placement sale of 24,513,092 shares of its common stock and warrants to purchase up to an additional 19,610,470 shares of its common stock with an exercise price of $0.925 per share and expiration date of August 29, 2012, to a group of new and existing investors for $20,591,000 in gross proceeds. The net proceeds of the transaction will be used for general working capital needs. Existing investors included affiliates of the Company, who purchased 9,642,856 shares of common stock and warrants to purchase up to an additional 7,714,284 shares of common stock for $8,100,000. In connection with Quest’s participation in this transaction, Vermillion amended a warrant originally issued to Quest on July 22, 2005. Pursuant to the terms of the amendment, the exercise price for the purchase of Vermillion’s common stock was reduced from $3.50 per share to $2.50 per share and the expiration date of such warrant was extended from July 22, 2010, to July 22, 2011. For services as placement agent, Vermillion paid Oppenheimer & Co. Inc. (“Oppenheimer”) $1,200,000 and issued a warrant to purchase up to 921,000 shares of Vermillion’s common stock with an exercise price of $0.925 per share and expiration date of August 29, 2012. The warrants issued to the investors and Oppenheimer were valued at $7,194,000 and $581,000, respectively, based on the fair value as determined by the Black-Scholes model. The amended value of the warrant issued to Quest on July 22, 2005, increased by $356,000, which is reflected in additional paid-in capital. Assumptions used to value the warrants issued to the investors and Oppenheimer, and the amended value of the warrant issued to Quest were as follows:

	Private	Amendment to
	Investors and	Quest
	Oppenheimer	Diagnostics
	& Co. Inc.	Incorporated
Dividend yield	0.00%	0.00%
Volatility	80.14%	82.92%
Risk-free interest rate	4.31%	4.24%
Expected lives (years)	5.00	3.90
Under the terms of the securities purchase agreement, the Company is required to prepare and file with the SEC a Shelf Registration Statement and have the Registration Statement be declared effective by the SEC. The Company shall pay each investor liquidated damages of 1/13 of 1.5% of the aggregate purchase price with respect to any shares not previously sold or transferred for the following events:
•	Each day in excess of 30 days from the Closing Date until the Shelf Registration Statement is filed with the SEC.

Vermillion, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — Continued
(Unaudited)
•	Each day in excess of 90 days from the Closing Date until the Registration Statement is declared effective by the SEC if no SEC review of the Shelf Registration Statement, or each day in excess of 120 days from the Closing Date until the Registration Statement is declared effective by the SEC in the event of an SEC review of the Registration Statement.

•	Each day for a period in excess of 20 consecutive days or 45 total days in any 12-month period that the SEC issues a stop order to suspend the effectiveness of the Registration Statement.
The maximum cumulative liquidated damages are 10.0% of the aggregate purchase price. Payment of liquidated damages is due 30 days after coming into compliance with above events. Interest is 1.5% every 30 days for delinquent payments.

The Company evaluated the liquidated damages provision according to guidance under FSP EITF 00-19-2, which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, shall be recognized and measured separately in accordance with SFAS No. 5 and FIN 14. FSP EITF 00-19-2 further states that an entity should recognize and measure a registration payment arrangement as a separate unit of account from the financial instrument subject to that arrangement. The Company filed a Form S-1, Shelf Registration Statement, with the SEC on September 27, 2007, and is currently under review by the SEC. The Company considers the likelihood of the Registration Statement not being declared effective within the prescribed timeframe and the SEC suspension of the effectiveness of the Registration Statement for a period of 20 consecutive days or not more than 45 days in any 12-month period to be remote. As a result, to date no contingent liability was recorded related to this registration payment arrangement. As of September 30, 2007, the Company has incurred costs of $290,000 in connection with the registration of these securities, which is reflected as a reduction to additional paid-in capital.

NASDAQ Listing Requirements Compliance Notification

On August 15, 2007, Vermillion was notified by NASDAQ Listing Qualifications that it did not comply with Marketplace Rule 4310(c)(3) for continue inclusion, and as required by Marketplace Rule 4310(c)(8)(C), Vermillion had 30 days, or until September 14, 2007, to regain compliance. Marketplace Rule 4310(c)(3) requires Vermillion to (A) have minimum stockholders’ equity of $2,500,000, (B) have a minimum common stock market value of $35,000,000 or (C) have net income from continuing operations of $500,000 in the most recently completed fiscal year or in two of the last three most recently completed fiscal years. Subsequently, on September 14, 2007, NASDAQ Listing Qualifications notified Vermillion it had regained compliance with Marketplace Rule 4310(c)(3) with the market value of Vermillion common stock exceeding $35,000,000 for 10 consecutive business days

Additionally, on September 6, 2007, Vermillion was notified by NASDAQ Listing Qualifications that Vermillion’s common stock bid price closed below the minimum $1.00 per share requirement for continued inclusion by Marketplace Rule 4310(c)(4), and as required by Marketplace Rule 4310(c)(8)(D), Vermillion had 180 days, or until March 4, 2008, to regain compliance. To regain compliance, the bid price of Vermillion’s common stock must close at $1.00 per share or more for a minimum of 10 consecutive business days.

Vermillion, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — Continued
(Unaudited)
10.	Stock-Based Compensation

Options for 233,500 shares were granted with an exercise price of $1.02, and options for 1,667,700 shares were granted with an average exercise price of $1.26 during the three and nine months ended September 30, 2007, respectively. The allocation of stock-based compensation expense by functional area for the three and nine months ended September 30, 2007 and 2006, was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Cost of products revenue	$—	$46	$1	$140
Research and development	52	79	129	273
Sales and marketing	20	66	66	252
General and administrative	166	223	488	673

Total	$238	$414	$684	$1,338

11.	Loss Per Share

Basic loss per share is calculated using the weighted average number of common shares outstanding during the period. Because the Company is in a net loss position, diluted loss per share is calculated using the weighted average number of common shares outstanding and excludes the effects of 37,440,001 and 12,173,606 potential common shares as of September 30, 2007 and 2006, respectively, that are antidilutive. Potential common shares include common shares issuable upon conversion of all convertible senior notes, common stock issuable under the Company’s 2000 Employee Stock Purchase Plan, and incremental shares of common stock issuable upon the exercise of outstanding stock options and warrants.

12.	Segment Information and Geographic Data

As a result of the sale of assets and liabilities of the Company’s Instrument Business to Bio-Rad on November 13, 2006, management has determined that the Company operates one reportable segment, specialty diagnostic tests. Prior to November 13, 2006, the Company operated one reportable segment, which was the protein research products and collaborative services business.

Prior to November 13, 2006, the Company sold most of its products and services directly to customers in North America, Western Europe and Japan, and through distributors in other parts of Europe, Asia and in Australia. Revenue for geographic regions reported below is based upon the customers’ locations. The following is a summary of the geographic information related to revenue for the three and nine months ended September 30, 2007 and 2006 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
United States	$—	$1,393	$21	$4,706
Canada	—	300	—	926
Europe	—	1,652	—	6,651
Asia-Pacific	—	1,317	—	4,716

Total	$—	$4,662	$21	$16,999

Sales to customers in Japan represented 25.1% and 24.0% of revenue for the three and nine months ended September 30, 2006. Additionally, sales to customers in the United Kingdom represented 7.7% and 10.3% of

Vermillion, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — Continued
(Unaudited)
revenue for the three and nine months ended September 30, 2006. No other country outside the United States accounted for 10% or more of total revenue during these periods.

Long-lived assets, primarily machinery and equipment, are reported based on the location of the assets. Long-lived asset information by geographic area as of September 30, 2007, and December 31, 2006, were as follows (in thousands):

	September 30,	December 31,
	2007	2006
United States	$1,607	$2,244
Europe	6	16

Total	$1,613	$2,260

13.	Subsequent Event

On October 23, 2007, the USPTO issued a reexamination certificate of the 022 Patent to Vermillion. Accordingly, the Company has submitted the 022 Patent reexamination certificate to Bio-Rad in order to claim the $2,000,000 withheld from the sales proceeds. On November 9, 2007, the Company received from Bio-Rad the $2,000,000 withheld from the sales proceeds.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
FORWARD LOOKING STATEMENTS
Vermillion, Inc. (“Vermillion”), formerly Ciphergen Biosystems, Inc., and its wholly-owned subsidiaries (collectively the “Company”) has made statements under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other sections of this Form 10-Q that are deemed forward-looking statements for purposes of the safe harbor provisions under the Private Securities Litigation Reform Act of 1995. The Company claims the protection of such safe harbor, and disclaims any intent or obligation to update any forward-looking statement. You can identify these statements by forward-looking words such as “may”, “will”, “expect”, “intend”, “anticipate”, “believe”, “estimate”, “plan”, “could”, “should” and “continue” or similar words. These forward-looking statements may also use different phrases. The Company has based these forward-looking statements on management’s (“we”, “us” or “our”) current expectations and projections about future events. Examples of forward-looking statements include the following statements:
•	projections of the Company’s future revenue, results of operations and financial condition;

•	anticipated deployment, capabilities and uses of the Company’s products and the Company’s product development activities and product innovations;

•	the importance of proteomics as a major focus of biology research;

•	competition and consolidation in the markets in which the Company competes;

•	existing and future collaborations and partnerships;

•	the utility of biomarker discoveries;

•	our belief that biomarker discoveries may have diagnostic and/or therapeutic utility;

•	our plans to develop and commercialize diagnostic tests through the Company’s strategic alliance with Quest Diagnostics Incorporated (“Quest”);

•	our ability to comply with applicable government regulations;

•	our ability to expand and protect the Company’s intellectual property portfolio;

•	our ability to decrease general and administrative costs;

•	our ability to decrease sales and marketing costs;

•	our ability to decrease research and development costs;

•	anticipated future losses;

•	expected levels of capital expenditures;

•	forgiveness of the outstanding principal amounts of the secured line of credit by Quest;

•	the period of time for which the Company’s existing financial resources, debt facilities and interest income will be sufficient to enable the Company to maintain current and planned operations; and

•	the market risk of the Company’s investments.
These statements are subject to significant risks and uncertainties, including those identified in the section of this Form 10-Q entitled “Risk Factors”, that could cause actual results to differ materially from those projected in such forward-looking statements due to various factors, including our ability to generate sales after completing development of new diagnostic products; managing the Company’s operating expenses and cash resources that is consistent with our plans; our evaluation of the net operating loss carryforwards and research and development deferred tax credits to determine whether there is a limit due to prior year ownership changes; our ability to conduct new diagnostic product development using both the Company’s internal research and development resources, and collaboration partners within the budgets and time frames we have established; the ability of the ProteinChip technology to discover protein biomarkers that have diagnostic, theranostic and/or drug development utility; the continued emergence of proteomics as a major focus of biological research and drug discovery; and our ability to protect and promote the Company’s proprietary technologies. We believe it is important to communicate our expectations to Vermillion’s investors. However, there may be events in the future that we are not able to accurately predict or that we do not fully control that could cause actual results to differ materially from those expressed or implied in the Company’s forward-looking statements.

OVERVIEW
Vermillion was originally incorporated in California on December 9, 1993, under the name Abiotic Systems. In March 1995, Abiotic Systems changed its corporate name to Ciphergen Biosystems, Inc., and subsequently in May 2000, it reincorporated in Delaware. Under the name Ciphergen Biosystems, Inc., Vermillion had its initial public offering on September 28, 2000. On November 13, 2006, the Company sold assets and liabilities of its protein research products and collaborative services business (the “Instrument Business”) to Bio-Rad Laboratories, Inc. (“Bio-Rad”) in order to concentrate the Company’s resources on developing clinical protein biomarker diagnostic products and services. On August 21, 2007, Ciphergen Biosystems, Inc. changed its corporate name to Vermillion, Inc. In conjunction with the name change, Vermillion changed its common stock ticker symbol on NASDAQ Capital Markets from “CIPH” to “VRML”.
Prior to the November 13, 2006, sale of assets and liabilities of the Company’s Instrument Business to Bio-Rad, the Company developed, manufactured and sold ProteinChip Systems for life science research. This patented technology is recognized as Surface Enhanced Laser Desorption/Ionization (“SELDI”). The systems consist of ProteinChip Readers, ProteinChip Software and related accessories, which were used in conjunction with consumable ProteinChip Arrays. These products were sold primarily to pharmaceutical companies, biotechnology companies, academic research laboratories and government research laboratories. The Company also provided research services through its Biomarker Discovery Center laboratories, and offered consulting services, customer support services and training classes to its customers and collaborators.
Since the sale of assets and liabilities of the Company’s Instrument Business to Bio-Rad, the Company has dedicated itself to the discovery, development and commercialization of specialty diagnostic tests that provide physicians with information with which to manage their patients’ care and to improve patient outcomes. The Company uses translational proteomics, which is the process of answering clinical questions by utilizing advanced protein separation methods to identify and resolve variants of specific biomarkers, developing assays, and commercializing tests.
Through collaborations with leading academic and research institutions, including The Johns Hopkins School of Medicine, The University of Texas M.D. Anderson Cancer Center, University College London, The University of Texas Medical Branch, The Katholieke Universiteit Leuven, The Ohio State University Research Foundation, and Stanford University, we plan to develop diagnostic tests in the fields of hematology/oncology, cardiovascular disease and women’s health. The clinical questions the Company is addressing include early disease detection, treatment response, monitoring of disease progression, prognosis and others. In July 2005, Vermillion entered into a strategic alliance agreement with Quest pursuant to which the parties have agreed to develop and commercialize up to three diagnostic tests. The term of the agreement ends on the later of (i) the three-year anniversary of the agreement and (ii) the date on which Quest commercializes the three diagnostic tests.
The Company’s most established programs are in the field of ovarian cancer. Commonly known as the “silent killer”, ovarian cancer leads to approximately 15,000 deaths each year in the United States. Approximately 20,000 new cases are diagnosed each year, with the majority of in patients at the late stage of the disease, where the cancer has spread beyond the ovary. Unfortunately, the prognosis is poor with these patients, leading to the high mortality rates from this disease. We believe that one unmet clinical need is a diagnostic test that can provide adequate predictive value to stratify patients with a pelvic mass into those with a high risk of invasive ovarian cancer versus those with a low risk. We believe that there are at least 5 million testing opportunities each year related to this need. Vermillion has developed a panel of biomarkers we believe provides risk stratification information for ovarian cancer based on a series of studies involving over 2,500 clinical samples from more than five sites. In a cohort study, the Company was able to show, in 525 consecutively sampled women, a significant increase in the positive predictive value using the Company’s marker panel over the baseline level. This translates into the potential to enrich the concentration of ovarian cancer cases referred to the gynecologic oncologist by more than two-fold. The Company is undertaking a prospective clinical trial to support submission to the United States Food and Drug Administration (“FDA”), for approval as an in vitro diagnostic (“IVD”) test kit.
We expect to incur losses for at least the next year. Due to the sale of assets and liabilities of the Company’s Instrument Business to Bio-Rad, the Company will have limited revenues until its diagnostic tests are developed and successfully commercialized. To become profitable, the Company will need to complete development of key diagnostic tests, obtain FDA approval and successfully commercialize its products. The Company has a limited history of operations in developing diagnostic tests, and we anticipate that the Company’s quarterly results of operations will fluctuate for the foreseeable future due to several factors, including market acceptance of current and new products, the timing and results of the Company’s research and development efforts, the introduction of new products by the Company’s competitors and possible patent or license issues. The Company’s limited operating history as a diagnostics business makes accurate prediction of future results of operations difficult.
RECENT DEVELOPMENTS
Effective November 1, 2007, Debra A. Young resigned from her position as Vice President and Chief Financial Officer of the Company for personal reasons. In connection with her resignation, the Company and Ms. Young entered into a Separation Agreement and Release. Under the terms of this agreement, Ms. Young agreed to resign from her position with the Company and release any claims she may have against the Company. As consideration for entering into this agreement, the Company agreed to pay Ms. Young the equivalent of her base salary for a period of six months for an aggregate amount of $113,000 and to continue Ms. Young’s health and dental coverage through April 2008. Immediately upon Ms. Young’s resignation from the Company, Qun Zhou, the Company’s Corporate Controller, was appointed to serve as Chief Financial Officer on an interim basis. Ms. Zhou currently receives an annual basis salary of $160,000, owns 2,500 shares of Vermillion common stock and has options to purchase an additional 57,800 shares of Vermillion common stock. Ms. Zhou, age 39, has served as Corporate Controller for the Company since February 2007. Prior to joining the Company, Ms. Zhou served as Controller for ViOptix, Inc., a developer and manufacturer of oxygen measuring devices in the biotechnology industry, from May 2005 through February 2007. From April 2000 through May 2005, Ms. Zhou served in several capacities, most recently as Business Unit Controller with Philips Medical Systems, a global leader in the medical device and diagnostic industry. Ms. Zhou has over eleven years of accounting and corporate finance experience and holds a M.B.A. from Boston College.
On September 17, 2007, Vermillion was served with a complaint filed in the Superior Court of California for the County of Santa Clara naming Vermillion and Bio-Rad as defendants and Molecular Analytical Systems (“MAS”) as plaintiff. The complaint alleges, among other things, that Vermillion is in breach of its license agreement with MAS relating to SELDI technology as a result of Vermillion’s entry into a sublicense agreement with Bio-Rad. In connection with the sale of assets and liabilities of the Company’s Instrument Business to Bio-Rad, Vermillion sublicensed to Bio-Rad certain rights to the SELDI technology that Vermillion obtained under the MAS license for use outside of the clinical diagnostics field. Vermillion retained exclusive rights to the technology for use in the field of clinical diagnostics for a five-year period, after which it will retain nonexclusive rights in that field. Given the early stage of this action, we cannot predict the ultimate outcome of this matter at this time.
On August 15, 2007, Vermillion was notified by NASDAQ Listing Qualifications that it did not comply for with Marketplace Rule 4310(c)(3) for continue inclusion, and as required by Marketplace Rule 4310(c)(8)(C), Vermillion had 30 days, or until September 14, 2007, to regain compliance. Marketplace Rule 4310(c)(3) requires Vermillion to (A) have minimum stockholders’ equity of $2,500,000, (B) have a minimum common stock market value of $35,000,000 or (C) have net income from continuing operations of $500,000 in the most recently completed fiscal year or in two of the last three most recently completed fiscal years. Subsequently, on September 14, 2007, NASDAQ Listing Qualifications notified Vermillion it had regained compliance with Marketplace Rule 4310(c)(3) with the market value of Vermillion common stock exceeding $35,000,000 for 10 consecutive business days
Additionally, on September 6, 2007, Vermillion was notified by NASDAQ Listing Qualifications that Vermillion’s common stock bid price closed below the minimum $1.00 per share requirement for continued inclusion by Marketplace Rule 4310(c)(4), and as required by Marketplace Rule 4310(c)(8)(D), Vermillion had 180 days, or until March 4, 2008, to regain compliance. To regain compliance, the bid price of Vermillion’s common stock must close at $1.00 per share or more for a minimum of 10 consecutive business days.
On August 29, 2007, Vermillion completed a private placement sale of 24,513,092 shares of its common stock and warrants to purchase up to an additional 19,610,470 shares of its common stock with an exercise price of $0.925 per share and an expiration date of August 29, 2012, to a group of new and existing investors for $20,591,000 in gross proceeds. The net proceeds of the transaction will be used for general working capital needs. In connection with Quest’s participation in this transaction, Vermillion amended a warrant originally issued to Quest on July 22, 2005. Pursuant to the terms of the amendment, the exercise price for the purchase of Vermillion’s common stock under such warrant was reduced from $3.50 per share to $2.50 per share and the expiration date of such warrant was extended from July 22, 2010, to July 22, 2011. For services as placement agent, Vermillion paid Oppenheimer & Co. Inc. $1,200,000 and issued a warrant to purchase up to 921,000 shares of Vermillion’s common stock with an exercise price of $0.925 per share and expiration date of August 29, 2012.
In August 2007, the Company announced the discovery of biomarkers that could assist in the diagnosis of peripheral artery disease (“PAD”). These findings, which were made in collaboration with Stanford University, form the basis of a novel blood test for PAD. The biomarkers are currently undergoing validation. The results were published in the journal Circulation, which is published by the American Heart Association. Quest has accepted the PAD test for further development under the strategic alliance agreement.
On June 26, 2006, Health Discovery Corporation filed a lawsuit against Vermillion in the United States District Court for the Eastern District of Texas, Marshall Division (the “Court”), claiming that software used in certain of Vermillion’s ProteinChip Systems infringes on three of its United States patents. Health Discovery Corporation sought injunctive relief as well as unspecified compensatory and enhanced damages, reasonable attorney’s fees, prejudgment interest and other costs. On August 1, 2006, Vermillion filed an unopposed motion with the Court to extend the deadline for Vermillion to answer or otherwise respond until September 2, 2006. Vermillion filed its answer and counterclaim to the complaint with the Court on September 1, 2006. Concurrent with its answer and counterclaims, Vermillion filed a motion to transfer the case to the Northern District of California. On January 10, 2007, the court granted Vermillion’s motion to transfer the case to the Northern District of California. The parties met for a scheduled mediation on May 7, 2007. On July 10, 2007, Vermillion entered into a license and settlement agreement with Health Discovery Corporation (the “HDC Agreement”) pursuant to which it licensed more than 25 patents covering Health Discovery Corporation’s support vector machine technology for use with SELDI technology. Under the terms of the HDC Agreement, Vermillion receives a worldwide, royalty-free, non-exclusive license for life sciences and diagnostic applications of the technology and has access to any future patents resulting from the underlying intellectual property in conjunction with use of SELDI systems. Pursuant to the HDC Agreement, Vermillion paid $200,000 to Health Discovery Corporation upon entry into the agreement in July 2007. The remaining $400,000 under the HDC agreement is payable as follows: $100,000 three months following the date of the agreement, $150,000 twelve months following the date of the agreement and $150,000 twenty-four months following the date of the agreement. The HDC Agreement settles all disputes between Vermillion and Health Discovery Corporation.
At the annual stockholders’ meeting on June 29, 2007, the stockholders approved amendments to the Certificate of Incorporation to increase the number of authorized shares of common stock from 80,000,000 to 150,000,000 and to change the name of the company from Ciphergen Biosystems, Inc. to Vermillion, Inc. On July 13, 2007, Vermillion amended and restated its Certificate of Incorporation with the State of Delaware for the increased authorized shares. Vermillion amended its Certificate of Incorporation to reflect the name change on August 21, 2007.
In connection with the sale of assets and liabilities of the Company’s Instrument Business on November 13, 2006, Bio-Rad withheld $2,000,000 from the sales proceeds until the issuance of a reexamination certificate confirming United States Patent No. 6,734,022 (the “022 Patent”). If the United States Patent and Trademark Office (the “USPTO”) does not issue a reexamination certificate confirming the patentability of all of the claims as originally issued in the 022 Patent, or claims of equivalent scope, the Company will not be entitled to receive the $2,000,000 withheld by Bio-Rad. The 022 Patent is directed to a fundamental process of SELDI that involves capturing an analyte from a sample on the surface of a mass spectrometry probe derivatized with an affinity reagent, applying matrix and detecting the captured analyte by laser desorption mass spectrometry. In March 2007, the USPTO issued a final office action in the reexamination, rejecting all of the claims of the 022 Patent. Although the office action was designated “final”, Vermillion, under the USPTO rules, advocated the outstanding rejections and the patentability of the claimed invention with the patent examiners on March 30, 2007, and April 11, 2007. In addition, on April 18, 2007, Vermillion filed a response to the final office action with the USPTO. On June 28, 2007, the USPTO sent Vermillion a notice of intent to issue a reexamination certificate of the 022 Patent. On October 23, 2007, the USPTO issued a reexamination certificate of the 022 Patent to Vermillion. The Company has submitted the 022 Patent reexamination certificate to Bio-Rad in order to claim the $2,000,000 withheld from the sales proceeds. On November 9, 2007, the Company received from Bio-Rad the $2,000,000 withheld from the sales proceeds.

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

RESULTS OF OPERATIONS
Three Months Ended September 30, 2007, Compared to Three Months Ended September 30, 2006
The selected summary financial and operating data of Vermillion for the three months ended September 30, 2007 and 2006, were as follows (dollars in thousands):

	Three Months Ended
	September 30,		Increase (Decrease)
	2007	2006	Amount	%
Revenue:
Products	$—	$2,697	$(2,697)	(100.00)
Services	—	1,965	(1,965)	(100.00)

Total revenue	—	4,662	(4,662)	(100.00)

Cost of revenue:
Products	—	1,571	(1,571)	(100.00)
Services	—	910	(910)	(100.00)

Total cost of revenue	—	2,481	(2,481)	(100.00)

Gross profit	—	2,181	(2,181)	(100.00)

Operating expenses:
Research and development	2,182	2,914	(732)	(25.12)
Sales and marketing	516	3,204	(2,688)	(83.90)
General and administrative	2,090	2,541	(451)	(17.75)

Total operating expenses	4,788	8,659	(3,871)	(44.70)

Loss from operations	(4,788)	(6,478)	(1,690)	(26.09)

Interest income	169	190	(21)	(11.05)
Interest expense	(596)	(592)	4	0.68
Other income (expense), net	95	(116)	(211)	(181.90)

Loss before income taxes	(5,120)	(6,996)	(1,876)	(26.82)
Income tax benefit (expense)	3	(20)	(23)	(115.00)

Net loss	$(5,117)	$(7,016)	$(1,899)	(27.07)

Products Revenue. There was no products revenue for the three months ended September 30, 2007, compared to $2,697,000 for the same period in 2006. The decrease was the result of the sale of assets and liabilities of the Company’s Instrument Business to Bio-Rad.
Services Revenue. There was no services revenue for the three months ended September 30, 2007, compared to $1,965,000 for the same period in 2006. This decrease was the result of the sale of assets and liabilities of the Company’s Instrument Business to Bio-Rad.
Cost of Products Revenue. There was no cost of products revenue for the three months ended September 30, 2007, compared to $1,571,000 for the same period in 2006. This decrease was the result of the sale of assets and liabilities of the Company’s Instrument Business to Bio-Rad
Cost of Services Revenue. There was no cost of services revenue for the three months ended September 30, 2007, compared to $910,000 for the same period in 2006. This decrease was the result of the sale of assets and liabilities of the Company’s Instrument Business to Bio-Rad.
Research and Development Expenses. Research and development expenses decreased by $732,000, or 25.1%, to $2,182,000 for the three months ended September 30, 2007, from $2,914,000 for the same period in 2006. This decrease is primarily due to the Company’s transition from its historical roots as a proteomics research products business to a specialty diagnostic testing business following the sale of assets and liabilities of the Company’s Instrument Business to Bio-Rad. This transition resulted in reductions in employee headcount to twelve at September 30, 2007, from twenty-seven at September 30, 2006, and, correspondingly, salaries, payroll taxes, employee benefits and stock-based compensation decreased by $496,000; materials and supplies used in the development of new products decreased by $351,000; equipment related expenses decreased by $106,000; and other operating costs of $135,000. These decreases were offset by the increased collaboration cost spending of $458,000, most of which is attributable to the ovarian tumor triage clinical trial. Stock-based compensation expense included in research and development expenses was $52,000 and $79,000 for the three months ended September 30, 2007 and 2006, respectively.
Sales and Marketing Expenses. Sales and marketing expenses decreased to $516,000 for the three months ended September 30, 2007, from $3,204,000 for the same period in 2006. The decrease was largely due to the sale of assets and liabilities of the Company’s Instrument Business to Bio-Rad. Correspondingly, employee headcount decreased to five at September 30, 2007, from sixty-two at September 30, 2006, which resulted in a decline in salaries, payroll taxes, employee benefits and stock-based compensation of $1,578,000. This also resulted in reductions in travel by $291,000; internal consumption of ProteinChip Arrays and other consumables for customer demonstrations and support by $215,000; outside services by $111,000; sales and marketing costs of $116,000; and equipment related expenses by $334,000. Stock-based compensation expense included in sales and marketing expenses was $20,000 and $66,000 for the three months ended September 30, 2007 and 2006, respectively.
General and Administrative Expenses. General and administrative expenses decreased $451,000, or 17.8%, to $2,090,000 for the three months ended September 30, 2007, from $2,541,000 for the same period in 2006. The decrease was primarily due to the reductions in costs to support finance of $119,000 and other operating expenses of $176,000, which included bad debt expense of $66,000 for the three months ended September 30, 2006. Employee headcount declined to thirteen at September 30, 2007, from sixteen at September 30, 2006. Stock-based compensation expense included in general and administrative expenses was $166,000 and $223,000 for the three months ended September 30, 2007 and 2006, respectively.
Interest and Other Expense, Net. Interest income was $169,000 for the three months ended September 30, 2007, compared to $190,000 for the same period in 2006. Interest income decreased primarily due to the liquidation of short-term investments during 2006 to fund operations.
Interest expense was $596,000 for the three months ended September 30, 2007, compared to $592,000 for the same period in 2006. Interest expense in both periods consisted largely of interest related to our convertible senior notes and borrowings from Quest. Interest expense included the amortization of the beneficial conversion feature associated with the convertible senior notes amounting to $57,000 and $135,000 for the three months ended September 30, 2007 and 2006, respectively.
Net other income was $95,000 for the three months ended September 30, 2007, compared to net other expense of $116,000 for the same period in 2006. The increase to net other income includes the reduction of offering costs amortization related to the convertible senior notes amounting to $17,000 for the three months ended September 30, 2007, from $93,000 for the same period in 2006. Additionally, realized foreign currency exchange resulted in a gain of $110,000 for the three months ended September 30, 2007, as compared to a loss of $20,000 for the same period in 2006. The change in realized foreign currency exchange is due to the Company’s foreign operations and foreign subsidiary balances, and increase in foreign currency exchange rates.
Income Tax Benefit (Expense). Income taxes for the three months ended September 30, 2007, were a benefit of $3,000 compared to an expense $20,000 for the same period in 2006. The decrease in expense was primarily due to reduction of net income in our foreign operations as a result of the sale of assets and liabilities of the Company’s Instrument Business to Bio-Rad.

Nine months Ended September 30, 2007, Compared to Nine Months Ended September 30, 2006
The selected summary financial and operating data of Vermillion for the nine months ended September 30, 2007 and 2006, were as follows (dollars in thousands):

	Nine Months Ended
	September 30,		Increase (Decrease)
	2007	2006	Amount	%
Revenue:
Products	$—	$10,702	$(10,702)	(100.00)
Services	21	6,297	(6,276)	(99.67)

Total revenue	21	16,999	(16,978)	(99.88)

Cost of revenue:
Products	—	5,714	(5,714)	(100.00)
Services	15	3,118	(3,103)	(99.52)

Total cost of revenue	15	8,832	(8,817)	(99.83)

Gross profit	6	8,167	(8,161)	(99.93)

Operating expenses:
Research and development	6,297	8,780	(2,483)	(28.28)
Sales and marketing	1,440	10,652	(9,212)	(86.48)
General and administrative	8,626	7,549	1,077	14.27

Total operating expenses	16,363	26,981	(10,618)	(39.35)

Loss on sale of instrument business	(382)	—	(382)	—

Loss from operations	(16,739)	(18,814)	(2,075)	(11.03)

Interest income	458	654	(196)	(29.97)
Interest expense	(1,727)	(1,691)	36	2.13
Other income (expense), net	17	(174)	(191)	(109.77)

Loss before income taxes	(17,991)	(20,025)	(2,034)	(10.16)
Income tax benefit (expense)	1	(190)	(191)	(100.53)

Net loss	$(17,990)	$(20,215)	$(2,225)	(11.01)

Products Revenue. There was no products revenue for the nine months ended September 30, 2007, compared to $10,702,000 for the same period in 2006. The decrease was the result of the sale of assets and liabilities of the Company’s Instrument Business to Bio-Rad.
Services Revenue. Services revenue decreased to $21,000 for the nine months ended September 30, 2007, from $6,297,000 for the same period in 2006. Services revenue for the nine months ended September 30, 2007, was from ongoing support services provided to a customer. This decrease was the result of the sale of assets and liabilities of the Company’s Instrument Business to Bio-Rad.
Cost of Products Revenue. There was no cost of products revenue for the nine months ended September 30, 2007, compared to $5,714,000 for the same period in 2006. This decrease was the result of the sale of assets and liabilities of the Company’s Instrument Business to Bio-Rad
Cost of Services Revenue. Cost of services revenue decreased to $15,000 for the nine months ended September 30, 2007, from $3,118,000 for the same period in 2006. Cost of services revenue for the nine months ended September 30, 2007, was from ongoing support services provided to a customer. This decrease was the result of the sale of assets and liabilities of the Company’s Instrument Business to Bio-Rad.

Research and Development Expenses. Research and development expenses decreased by $2,483,000, or 28.3%, to $6,297,000 for the nine months ended September 30, 2007, from $8,780,000 for the same period in 2006. This decrease is primarily due to the Company’s transition from its historical roots as a proteomics research products business to a specialty diagnostic testing business following the sale of assets and liabilities of the Company’s Instrument Business to Bio-Rad. This transition resulted in reductions in employee headcount to twelve at September 30, 2007, from twenty-seven at September 30, 2006, and, correspondingly, salaries, payroll taxes, employee benefits and stock-based compensation decreased by $1,736,000; materials and supplies used in the development of new products decreased by $721,000; equipment related expenses decreased by $400,000; occupancy costs decreased by $168,000; outside services decreased by $125,000; and other operating costs decreased by $258,000. These decreases were offset by the increased collaboration cost spending of $1,021,000. Stock-based compensation expense included in research and development expenses was $129,000 and $273,000 for the nine months ended September 30, 2007 and 2006, respectively.
Sales and Marketing Expenses. Sales and marketing expenses decreased to $1,440,000 for the nine months ended September 30, 2007, from $10,652,000 for the same period in 2006. The decrease was largely due to the sale of assets and liabilities of the Company’s Instrument Business to Bio-Rad. Correspondingly, employee headcount decreased to five at September 30, 2007, from sixty-two at September 30, 2006, which resulted in a decline in salaries, payroll taxes, employee benefits and stock-based compensation of $5,699,000. This also resulted in reductions in travel by $1,122,000; internal consumption of ProteinChip Arrays and other consumables for customer demonstrations and support by $670,000; outside services by $432,000; and equipment related expenses by $1,169,000. Stock-based compensation expense included in sales and marketing expenses was $66,000 and $252,000 for the nine months ended September 30, 2007 and 2006, respectively.
General and Administrative Expenses. General and administrative expenses increased to $8,626,000 for the nine months ended September 30, 2007, from $7,549,000 for the same period in 2006, an increase of $1,077,000 or 14.3%. The increase was primarily due to the settlement of the Health Discovery Corporation lawsuit of $600,000; increased professional services of $201,000 primarily from the Company name change and printing costs associated with the annual proxy and annual financial report; increased legal fees of $266,000 primarily due to filings of new patent applications, costs incurred from the Health Discovery Corporation lawsuit and costs incurred from the 022 Patent reexamination; and increased accounting and audit fees of $414,000 due to the timing of domestic and international services performed. These increases were offset by a decrease in equipment related expense of $109,000 and other operating expenses of $312,000, primarily from the reduction in postage and shipping costs attributable to reduced activity resulting from the sale of assets and liabilities of the Company’s Instrument Business to Bio-Rad. Employee headcount declined to thirteen at September 30, 2007, from sixteen at September 30, 2006. Stock-based compensation expense included in general and administrative expenses was $488,000 and $673,000 for the nine months ended September 30, 2007 and 2006, respectively.
Loss on Sale of Instrument Business. Loss on sale of the Instrument Business of $382,000 for the nine months ended September 30, 2007, resulted from a post-closing adjustment related to the sale of assets and liabilities of the Company’s Instrument Business to Bio-Rad.
Interest and Other Expense, Net. Interest income was $458,000 for the nine months ended September 30, 2007, compared to $654,000 for the same period in 2006. Interest income decreased primarily due to the liquidation of short-term investments during 2006 to fund operations.
Interest expense was $1,727,000 for the nine months ended September 30, 2007, compared to $1,691,000 for the same period in 2006. Interest expense in both periods consisted largely of interest related to our convertible senior notes and borrowings from Quest. Interest expense included the amortization of the beneficial conversion feature associated with the convertible senior notes amounting to $182,000 and $400,000 for the nine months ended September 30, 2007 and 2006, respectively.
Net other income was $17,000 for the nine months ended September 30, 2007, compared to net other expense of $174,000 for the same period in 2006. Net other income for the nine months ended September 30, 2006, included $160,000 received in settlement of a claim against a service provider. The increase to net other income also includes the reduction of offering costs amortization related to the convertible notes amounting to $54,000 for the nine months ended September 30, 2007, from $280,000 for the same period in 2006. Additionally, realized foreign currency exchange resulted in a gain of $83,000 for the nine months ended September 30, 2007, as compared to a loss of $46,000 for the same period in 2006. The change in realized foreign currency exchange is due to the Company’s foreign operations and foreign subsidiary balances, and increase in foreign currency exchange rates.
Income Tax Expense. Income tax benefit for the nine months ended September 30, 2007, was $1,000 compared to $190,000 for the same period in 2006. The decrease in expense was primarily due to reduction of net income in our foreign operations as a result of the sale of assets and liabilities of the Company’s Instrument Business to Bio-Rad.
LIQUIDITY AND CAPITAL RESOURCES
From the Company’s inception through September 30, 2007, the Company has financed its operations principally with $229,269,000 from the sales of products and services to customers and $182,950,000 of net proceeds from debt and equity financings. This includes net proceeds of $92,435,000 from the Company’s initial public offering on September 28, 2000; net proceeds of $26,902,000 from the Company’s Series E Preferred Stock financing in March 2000; net proceeds of $14,954,000 from the sale of 6,225,000 shares of the Company’s common stock and a warrant to purchase 2,200,000 shares of the Company’s common stock to Quest on July 22, 2005; net proceeds of $18,218,000 in connection with the sale of assets and liabilities of the Company’s Instrument Business and 3,086,420 shares of the Company’s common stock to Bio-Rad on November 13, 2006; and net proceeds of $19,101,000 from the sale of 24,513,092 shares of the Company’s common stock and warrants for 19,610,470 shares of the Company’s common stock to a group of new and existing investors on August 29, 2007. Additionally, in connection with the strategic alliance agreement dated July 22, 2005, with Quest, we have drawn $10,000,000 from this secured line of credit as of September 30, 2007, solely to fund certain development activities related to our strategic alliance. Under the terms of this secured line of credit, the interest rate is at the prime rate plus 0.5% and is payable monthly. We also received net proceeds of $27,011,000 from the sale of our BioSepra business on November 24, 2004, and an additional $1,000,000 held in an interest-bearing escrow account for one year after the sale and $21,000 of related interest on December 1, 2005.
Cash and cash equivalents at September 30, 2007, were $19,498,000. Working capital at September 30, 2007, was $16,068,000. The increase in working capital for the nine months ended September 30, 2007, was principally due to the net proceeds of $19,101,000 from the sale 24,513,092 shares of the Company’s common stock and warrants to purchase 19,610,470 shares of the Company’s common stock to a group of investors, offset by funds used to finance operating losses of $17,990,000.
Net cash used in operating activities was $16,010,000 for the nine months ended September 30, 2007, primarily as a result of the $17,990,000 net loss reduced by $2,184,000 of noncash expenses including the loss on the sale of assets and liabilities of the Company’s Instrument Business to Bio-Rad, depreciation and amortization, stock-based compensation and amortization of debt issuance costs and increased by $204,000 of cash usage from changes in operating assets and liabilities.
Net cash used in investing activities was $4,235,000 for the nine months ended September 30, 2007, which resulted from the purchases of short-term investments and the acquisition of robotics machinery and other equipment for laboratory use and service of collaboration partner instruments.
Net cash provided by financing activities was $22,063,000 for the nine months ended September 30, 2007, which primarily resulted from the net proceeds of $19,101,000 from the sale of 24,513,092 shares of the Company’s common stock and warrants to purchase 19,610,470 shares of the Company’s common stock to a group of investors and the receipt of $2,917,000 in proceeds from the secured line of credit with Quest.
The Company has incurred significant net losses and negative cash flows from operations since inception. At September 30, 2007, the Company had an accumulated deficit of $235,850,000. After completing the private placement sale of securities on August 29, 2007, management believes the Company’s current available resources will be sufficient to maintain current and planned operations through the next twelve months. The Company will, however, be required to raise additional capital at some point in the future. At such time the Company requires additional funding, the Company may seek to raise such additional funding from various sources, including the public equity market, private financings, sales of assets, collaborative arrangements and debt. If additional capital is raised through the issuance of securities convertible into equity, stockholders will experience dilution, and such securities may have rights, preferences or privileges senior to those of the holders of common stock or convertible senior notes. If the Company obtains additional funds through arrangements with collaborators or strategic partners, the Company may be required to relinquish its rights to certain technologies or products that it might otherwise seek to retain. There can be no assurance that the Company will be able to obtain such financing, or obtain it on acceptable terms. If the Company is unable to obtain financing on acceptable terms, we may be unable to execute our business plan, the Company could be required to delay or reduce the scope of its operations, and the Company may not be able to pay off the convertible senior notes if and when they come due.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
The following discussion regarding market risk disclosure for Vermillion, Inc. (“Vermillion”), formerly known as Ciphergen Biosystems, Inc., and its wholly-owned subsidiaries (collectively the “Company”) involves forward-looking statements. The Company is exposed to market risk related mainly to changes in interest rates. The Company does not invest in derivative financial instruments.
INTEREST RATE RISK
The Company’s exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income the Company can earn on its money market accounts and investment portfolio, and to the increase or decrease in the amount of interest expense the Company must pay with respect to its secured line of credit with Quest Diagnostics Incorporated (“Quest”). The primary objective of the Company’s investment activities is to preserve principal, maintain proper liquidity to meet operating needs and maximize yields. The Company’s investment policy, which has been approved by the Board of Directors, specifies credit quality standards for the Company’s investments and limits the amount of credit exposure to any single issue, issuer or type of investment. The Company does not use or plan to use derivative financial instruments in its investment portfolio.
As of September 30, 2007, the Company had cash equivalents of $18,526,000 held in money market accounts and short-term investments available for sale of $4,000,000 invested in auction rate preferred securities with maturities of less than 90 days. Management (“we” or “our”) believes that, in the near term, we will maintain the Company’s available funds in money market accounts or in short-term investments with original maturities at the date of purchase of less than 90 days. If market interest rates were to increase by 100 basis points, or 1.00%, over the September 30, 2007, interest rates, the Company’s annual interest income for the money market accounts would increase by $185,000 and the investment portfolio value would decrease by $37,000.
As of September 30, 2007, the Company has outstanding balance of $10,000,000 on a secured line of credit with Quest. The secured line of credit with Quest is subject to floating interest rate. The Company’s convertible senior notes have a fixed interest rate and therefore are not subject to interest rate risk. If interest rates were to increase by 100 basis points, or 1.00%, the Company’s annual interest expense related to the secured line of credit with Quest would increase by $100,000.
FOREIGN CURRENCY EXCHANGE RISK
As a result of the sale of assets and liabilities of the Company’s protein research products and collaborative services business to Bio-Rad Laboratories, Inc., there is currently no foreign currency exchange risk related to the Company’s revenues. However, the Company has a foreign subsidiary, Ciphergen Biosystems KK of which the functional currency is the Japanese yen. Accordingly, the accounts of this operation are translated from the Japanese yen to the United States dollar using the current exchange rate in effect at the balance sheet date for the balance sheet accounts, and using the average exchange rate during the period for revenue and expense accounts. The effects of translation are recorded to accumulated other comprehensive loss of stockholders’ deficit.
The accounts of all other foreign operations are remeasured to the United States dollar, which is the functional currency. Accordingly, all monetary assets and liabilities of these foreign operations are translated into United States dollars at current period-end exchange rates, and non-monetary assets and related elements of expense are translated using historical rates of exchange. Income and expense elements are translated to United States dollars using average exchange rates in effect during the period. Gains and losses from the foreign currency transactions of these subsidiaries are recorded to interest and other expense, net in the consolidated statement of operations. The net tangible assets of the Company’s foreign operations, excluding intercompany debt, were $1,212,000 at September 30, 2007.
The Company did not enter into any forward contracts during the nine months ended September 30, 2007. Although we will continue to monitor the Company’s exposure to currency fluctuations, we cannot provide assurance that exchange rate fluctuations will not harm the Company’s business in the future.

Item 4T. Controls and Procedures
At the end of the period covered by this report, Vermillion, Inc. (“Vermillion”; Vermillion and its wholly owned subsidiaries are collectively referred to as the “Company”), formerly known as Ciphergen Biosystems, Inc., carried out an evaluation, under the supervision and with the participation of the Company’s management, including Vermillion’s Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon this evaluation, Vermillion’s Chief Executive Officer and Interim Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.
There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
On June 26, 2006, Health Discovery Corporation filed a lawsuit against Vermillion, Inc. (“Vermillion”; Vermillion and its wholly-owned subsidiaries are collectively referred to as the “Company”), formerly known as Ciphergen Biosystems, Inc., in the United States District Court for the Eastern District of Texas, Marshall Division (the “Court”), claiming that software used in certain Vermillion ProteinChip Systems infringes on three of its United States patents. Health Discovery Corporation sought injunctive relief as well as unspecified compensatory and enhanced damages, reasonable attorney’s fees, prejudgment interest and other costs. On August 1, 2006, Vermillion filed an unopposed motion with the Court to extend the deadline for Vermillion to answer or otherwise respond until September 2, 2006. Vermillion filed its answer and counterclaim to the complaint with the Court on September 1, 2006. Concurrent with its answer and counterclaims, Vermillion filed a motion to transfer the case to the Northern District of California. On January 10, 2007, the court granted Vermillion’s motion to transfer the case to the Northern District of California. The parties met for a scheduled mediation on May 7, 2007. On July 10, 2007, Vermillion entered into a license and settlement agreement with Health Discovery Corporation (the “HDC Agreement”) pursuant to which it licensed more than 25 patents covering Health Discovery Corporation’s support vector machine technology for use with Surface Enhanced Laser Desorption/Ionization (“SELDI”) technology. Under the terms of the HDC Agreement, Vermillion receives a worldwide, royalty-free, non-exclusive license for life sciences and diagnostic applications of the technology and it has access to any future patents resulting from the underlying intellectual property in conjunction with use of SELDI systems. Pursuant to the HDC Agreement, Vermillion paid $200,000 to Health Discovery Corporation upon entry into the agreement on July 10, 2007. The remaining $400,000 under the HDC Agreement is payable as follows: $100,000 three months following the date of the agreement, $150,000 twelve months following the date of the agreement and $150,000 twenty-four months following the date of the agreement. The HDC Agreement settles all disputes between Vermillion and Health Discovery Corporation.
On September 17, 2007, Vermillion was served with a complaint filed in the Superior Court of California for the County of Santa Clara naming Vermillion and Bio-Rad Laboratories, Inc (“Bio-Rad”) as defendants and Molecular Analytical Systems (“MAS”) as plaintiff. The complaint alleges, among other things, that Vermillion is in breach of its license agreement with MAS relating to SELDI technology as a result of Vermillion’s entry into a sublicense agreement with Bio-Rad. In connection with the sale of assets and liabilities of the Company’s Instrument Business to Bio-Rad, Vermillion sublicensed to Bio-Rad certain rights to the SELDI technology that Vermillion obtained under the MAS license for use outside of the clinical diagnostics field. Vermillion retained exclusive rights to the technology for use in the field of clinical diagnostics for a five-year period, after which it will retain nonexclusive rights in that field. Given the early stage of this action, management cannot predict the ultimate outcome of this matter at this time.
Item 1a. Risk Factors
An investment in Vermillion, Inc.’s (“Vermillion”; Vermillion and its wholly-owned subsidiaries are collectively referred to as the “Company”), formerly known as Ciphergen Biosystems, Inc., common stock involves a high degree of risk. You should carefully consider the following risk factors together with all of the other information contained in this Quarterly Report on Form 10-Q, including the Company’s consolidated financial statements and the notes thereto, before deciding whether to invest in shares of Vermillion’s common stock. Each of these risks could harm the Company’s business, operating results, financial condition and/or growth prospects. As a result, the trading price of Vermillion’s common stock could decline and you might lose all or part of your investment. Additional risks and uncertainties not presently known to management (“we”, “us” or “our”) or that we currently deem immaterial may also impair the Company’s operations.
Risks Related to the Company’s Business
We expect to continue to incur net losses in 2007 and 2008. If we are unable to significantly increase the Company’s revenue, the Company may never achieve profitability.

From the Company’s inception through September 30, 2007, the Company has generated cumulative revenue from the sale of products and services to customers of $229,269,000 and has incurred net losses of $235,850,000. The Company has experienced significant operating losses each year since its inception and we expect these losses to continue for at least the next several quarters, resulting in an expected net loss for 2007 and 2008. For example, the Company experienced net losses of $22,066,000 in 2006 and $17,990,000 for the nine months ended September 30, 2007. The Company’s losses have resulted principally from costs incurred in research and development, sales and marketing, litigation, and general and administrative costs associated with the Company’s operations. These costs have exceeded the Company’s gross profit which, to date, has been generated principally from product sales derived from a business that the Company sold to Bio-Rad Laboratories, Inc. (“Bio-Rad”) on November 13, 2006. We expect to incur additional operating losses that may be substantial. The Company may never achieve profitability. Even if the Company does achieve profitability, the Company may not be able to sustain or increase profitability on a quarterly or annual basis.
We will need to raise additional capital for the Company in the future, and if we are unable to secure adequate funds on terms acceptable to us, we may be unable to execute our business plan.
We believe that the Company’s current cash balances may not be sufficient to fund planned expenditures beyond 12-months. Additional financing opportunities may not be available, or if available, may not be on favorable terms. The availability of financing opportunities will depend, in part, on market conditions, and the outlook for the Company. Any future equity financing would result in substantial dilution to Vermillion’s stockholders. If we raise additional funds by issuing debt, the Company may be subject to limitations on its operations, through debt covenants or other restrictions. If adequate and acceptable financing is not available, we may have to delay development or commercialization of certain Company products or license to third parties the rights to commercialize certain Company products or technologies that we would otherwise seek to commercialize. We may also reduce the Company’s marketing or other resources devoted to the Company’s products. Any of these options could reduce our ability to successfully execute our business plan.
Substantial leverage and debt service obligations may adversely affect the Company’s cash flows.
As of September 30, 2007, the Company had $19,000,000 of convertible senior notes outstanding and $10,000,000 outstanding under the Company’s secured line of credit with Quest Diagnostics Incorporated (“Quest”). As a result of this indebtedness, the Company has high principal and interest payment obligations. The degree to which the Company is leveraged could, among other things:
•	make it difficult for the Company to make payments on the convertible senior notes and secured line of credit;

•	make it difficult for the Company to obtain financing for working capital, acquisitions or other purposes on favorable terms, if at all;

•	make the Company more vulnerable to industry downturns and competitive pressures; and

•	limit our flexibility in planning for or reacting to changes in the Company’s business.
The Company’s ability to meet its debt service obligations will depend upon the Company’s future performance, which will be subject to financial, business and other factors affecting the Company’s operations, many of which are beyond our control.
The Company may not succeed in developing diagnostic products and. even if the Company does succeed in developing diagnostic products, the diagnostic products may never achieve significant commercial market acceptance.
The Company’s success depends on our ability to develop and commercialize diagnostic products. There is considerable risk in developing diagnostic products based on the Company’s biomarker discovery efforts as potential tests may fail to validate results in larger clinical studies and may not achieve acceptable levels of clinical sensitivity and specificity. If we do succeed in developing diagnostic tests with acceptable performance characteristics, we may not succeed in achieving significant commercial market acceptance for those tests. Our ability to successfully commercialize diagnostic products that the Company may develop, such as tests, kits and devices, will depend on several factors, including:

•	our ability to convince the medical community of the safety and clinical efficacy of the Company’s products and its advantages over existing diagnostic products;

•	our ability to further establish business relationships with other diagnostic companies that can assist in the commercialization of these products; and

•	the agreement by Medicare and third-party payers to provide full or partial reimbursement coverage for the Company’s products, the scope and extent of which will affect patients’ willingness to pay for the Company’s products and will likely heavily influence physicians’ decisions to recommend the Company’s products.
These factors present obstacles to significant commercial acceptance of the Company’s potential diagnostic products, which we will have to spend substantial time and the Company’s financial resources to overcome, if we can do so at all. Our inability to successfully do so would prevent the Company from generating revenue from diagnostic products and from developing a profitable business.
Our ability to commercialize the Company’s potential diagnostic tests is heavily dependent on our strategic alliance with Quest.
On July 22, 2005, Vermillion and Quest entered into a strategic alliance, which focuses on commercializing up to three assays chosen from Vermillion’s pipeline. The term of the agreement ends on the later of (i) the three-year anniversary of the agreement and (ii) the date on which Quest commercializes the three diagnostic tests covered by such agreement. If this strategic alliance does not continue for its full term or if Quest fails to proceed to diligently perform its obligations as a part of the strategic alliance, such as independently developing, validating, and commercializing potential diagnostics tests, our ability to commercialize the Company’s potential diagnostic tests would be seriously harmed. Due to the current uncertainty with regard to United States Food and Drug Administration (the “FDA”) regulation of analyte specific reagents (“ASRs”) or, for other reasons, Quest may elect to forgo development of ASR “home brew” laboratory tests and instead elect to wait for the development of in vitro diagnostic (“IVD”) test kits, which would adversely affect the Company’s revenues. If we elect to increase the Company’s expenditures to fund in-house diagnostic development programs or research programs, the Company will need to obtain additional capital, which may not be available on acceptable terms, or at all. If we fail to develop diagnostic tests, it would jeopardize the Company’s ability to continue as a business.
The commercialization of the Company’s diagnostic tests may be adversely affected by changing FDA regulations.
The current regulatory environment with regard to ASRs and in vitro diagnostic multivariate index assays (“IVDMIAs”), such as the Company’s potential ovarian cancer diagnostic test, is unclear. To the extent the FDA requires that the Company’s potential diagnostic tests receive FDA 510(k) clearance or FDA pre-market approval, our ability to develop and commercialize the Company’s potential diagnostic tests may be prevented or significantly delayed, which would adversely affect the Company’s revenues.
If we fail to continue to develop the Company’s technologies, we may not be able to successfully foster adoption of the Company’s products and services or develop new product offerings.
The Company’s technologies are new and complex, and are subject to change as new discoveries are made. New discoveries and advancements in the diagnostic field are essential if we are to foster the adoption of the Company’s product offerings. Development of these technologies remains a substantial risk to the Company due to various factors, including the scientific challenges involved, our ability to find and collaborate with others working in the diagnostic field, and competing technologies, which may prove more successful than the Company’s technologies. In addition, we have reduced the Company’s research and development headcount and expenditures, which may adversely affect the Company’s ability to further develop its technologies.
If we fail to maintain the Company’s rights to utilize intellectual property directed to diagnostic biomarkers, the Company may not be able to offer diagnostic tests using those biomarkers.
One aspect of our business plan is to develop diagnostic tests based on certain biomarkers, which the Company has the right to utilize through licenses with its academic collaborators, such as The Johns Hopkins University School of Medicine and The University of Texas M.D. Anderson Cancer Center. In some cases, the Company’s collaborators own the entire right to the biomarkers. In other cases, the Company co-owns the biomarkers with its collaborators. If, for some reason, the Company loses its license to biomarkers owned entirely by our collaborators, the Company may not be able to use those biomarkers in diagnostic tests. If the Company loses its exclusive license to biomarkers co-owned by the Company and its collaborators, the Company’s collaborators may license their share of the intellectual property to a third party that may compete with the Company in offering diagnostic tests.
The Company has drawn $10,000,000 from the secured line of credit provided by Quest. If the Company fails to achieve the milestones for the forgiveness of the secured line of credit set forth therein, the Company will be responsible for full repayment of the secured line of credit.
As of September 30, 2007, the Company has drawn $10,000,000 from the secured lined of credit in connection with the strategic alliance with Quest. The Company borrowed in monthly increments of $417,000 over a two-year period, and made monthly interest payments. Funds from this secured line of credit may only be used for certain costs and expenses directly related to the strategic alliance, with forgiveness of the repayment obligations based upon the Company’s achievement of milestones related to the development, regulatory approval and commercialization of certain diagnostic tests. Should the Company fail to achieve these milestones, the Company would be responsible for the repayment of the outstanding principal amount and any unpaid interest on the secured line of credit on or before July 22, 2010.
If a competitor infringes the Company’s proprietary rights, the Company may lose any competitive advantage it may have as a result of diversion of our time, enforcement costs and the loss of the exclusivity of the Company’s proprietary rights.
The Company’s success depends in part on our ability to maintain and enforce the Company’s proprietary rights. The Company relies on a combination of patents, trademarks, copyrights and trade secrets to protect its technology and brand. In addition to the Company’s licensed SELDI technology, the Company has also submitted patent applications directed to subsequent technological improvements and utilization of the SELDI technology, including patent applications covering biomarkers that may have diagnostic or therapeutic utility. The Company’s patent applications may not result in additional patents being issued.
If competitors engage in activities that infringe the Company’s proprietary rights, our focus will be diverted and the Company may incur significant costs in asserting its rights. We may not be successful in asserting the Company’s proprietary rights, which could result in the Company’s patents being held invalid or a court holding that the competitor is not infringing, either of which would harm the Company’s competitive position. We cannot be sure that competitors will not design around the Company’s patented technology.
The Company also relies upon the skills, knowledge and experience of its technical personnel. To help protect the Company’s rights, we require all employees and consultants to enter into confidentiality agreements that prohibit the disclosure of confidential information. These agreements may not provide adequate protection for the Company’s trade secrets, knowledge or other proprietary information in the event of any unauthorized use or disclosure.
If others successfully assert their proprietary rights against the Company, the Company may be precluded from making and selling its products or the Company may be required to obtain licenses to use their technology.
The Company’s success depends on avoiding infringing on the proprietary technologies of others. If a third party were to assert claims that the Company is violating their patents, the Company might incur substantial costs defending itself in lawsuits against charges of patent infringement or other unlawful use of another’s proprietary technology. Any such lawsuit may not be decided in the Company’s favor, and if the Company is found liable, it may be subject to monetary damages or injunction against using the technology. The Company may also be required to obtain licenses under patents owned by third parties and such licenses may not be available commercially on reasonable terms, if at all.
Current and future litigation against the Company could be costly and time consuming to defend.
The Company is from time to time subject to legal proceedings and claims that arise in the ordinary course of business, such as claims brought by the Company’s clients in connection with commercial disputes, employment claims made by current or former employees, and claims brought by third parties alleging infringement on their intellectual property rights. In addition, the Company may bring claims against third parties for infringement on its intellectual property rights. Litigation may result in substantial costs and may divert our attention and Company resources, which may seriously harm the Company’s business, financial condition and results of operations.
An unfavorable judgment against the Company in any legal proceeding or claim could require the Company to pay monetary damages. In addition, an unfavorable judgment in which the counterparty is awarded equitable relief such as an injunction could have an adverse impact on the Company’s licensing and sublicensing activities, which could harm the Company’s business, financial condition and results of operations.
On September 17, 2007, Vermillion was served with a complaint naming Vermillion and Bio-Rad as defendants and Molecular Analytical Systems (“MAS”) as the plaintiff. In the complaint, MAS alleges that Vermillion is in breach of its license agreement with MAS relating to SELDI technology as a result of Vermillion’s entry into a sublicense agreement with Bio-Rad. Given the early stage of this action, we cannot predict the ultimate outcome of this matter at this time.
The Company depends on a single supplier to manufacture and supply its products and any interruption in this supplier relationship could materially and adversely affect the Company’s operating results.
In connection with the sale of assets and liabilities of the Company’s Instrument Business, Vermillion entered into a manufacture and supply agreement with Bio-Rad pursuant to which Bio-Rad manufactures and supplies the Company’s SELDI instruments and consumables. The initial term of the agreement expires on November 12, 2011, and is renewable for two additional two-year terms. If the manufacture and supply agreement is terminated or is not renewed or if Bio-Rad ceases manufacturing the Company’s products for another reason, we would have to find another third party supplier or begin manufacturing and supplying the Company’s products ourselves. The Company or another third-party supplier may not be able to produce those products at a cost, quantity or quality that are available from Bio-Rad. In addition, any such interruption could delay or diminish the Company’s ability to satisfy its customers’ orders, which could reduce the Company’s revenues, adversely affect the Company’s relationship with its customers, and materially and adversely affect the Company’s operating results.
If the Company or its suppliers fail to comply with FDA requirements, the Company may not be able to market its products and services and may be subject to stringent penalties; further improvements to our manufacturing operations may be required that would entail additional costs.

The commercialization of the Company’s products could be delayed, halted or prevented by applicable FDA regulations. If the FDA were to view any of the Company’s actions as non-compliant, it could initiate enforcement actions, such as a warning letter and possible imposition of penalties. In addition, ASRs that the Company may provide will be subject to a number of FDA requirements, including compliance with the FDA’s Quality System Regulations (“QSRs”), which establish extensive requirements for quality assurance and control as well as manufacturing procedures. Failure to comply with these regulations could result in enforcement actions for the Company or its potential suppliers. Adverse FDA actions in any of these areas could significantly increase the Company’s expenses and limit its revenue and profitability. Although the Company is ISO 9001:2000 certified with respect to its manufacturing processes used for the Company’s previous ProteinChip products, the Company will need to undertake additional steps to maintain its operations in line with FDA QSR requirements. The Company’s suppliers’ manufacturing facilities will be subject to periodic regulatory inspections by the FDA and other federal and state regulatory agencies. If and when the Company begins commercializing and assembling its products itself, the Company’s facilities will be subject to the same inspections. The Company or its suppliers may not satisfy such regulatory requirements, and any such failure to do so would have an adverse effect on the Company’s diagnostics efforts.
Because the Company’s business is highly dependent on key executives and employees, our inability to recruit and retain these people could hinder the Company’s business plans.
The Company is highly dependent on its executive officers and certain key employees. Effective November 1, 2007, the Chief Financial Officer resigned from the Company for personal reasons. Upon the Chief Financial Officer’s resignation from the Company, the Company’s Corporate Controller, was appointed to serve as Chief Financial Officer on an interim basis. The Company is currently searching for a new Chief Financial Officer. The resignation of the Chief Financial Officer and loss of service to any other executive officers or certain key employees could delay or curtail the Company’s research, development and commercialization objectives.. To continue the Company’s research and product development efforts, the Company needs people skilled in areas such as bioinformatics, biochemistry and information services. Competition for qualified employees is intense.
The Company’s diagnostic efforts may cause it to have significant product liability exposure.
The testing, manufacturing and marketing of medical diagnostic tests entails an inherent risk of product liability claims. Potential product liability claims may exceed the amount of the Company’s insurance coverage or may be excluded from coverage under the terms of the policy. The Company’s existing insurance will have to be increased in the future if the Company is successful at introducing diagnostic products and this will increase the Company’s costs. In the event that the Company is held liable for a claim against which it is not indemnified or for damages exceeding the limits of the Company’s insurance coverage, may require the Company to make substantial payments. This could adversely affect the Company’s cash position and results of operations and could increase the volatility of Vermillion’s common stock price.
Business interruptions could limit the Company’s ability to operate its business.
The Company’s operations, as well as those of the collaborators on which the Company depends, are vulnerable to damage or interruption from fire, natural disasters, computer viruses, human error, power shortages, telecommunication failures, international acts of terror and similar events. The Company’s primary facility is located in Fremont, California, where it also has laboratories. Although we have certain business continuity plans in place, we have not established a formal comprehensive disaster recovery plan, and the Company’s back-up operations and business interruption insurance may not be adequate to compensate it for losses the Company may suffer. A significant business interruption could result in losses or damages incurred by the Company and require the Company to cease or curtail its operations.
Legislative actions resulting in higher compliance costs are likely to adversely affect the Company’s future financial position, cash flows and results of operations.
Compliance with laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new Security Exchange Commission (the “SEC”) regulations and NASDAQ listing requirements, are resulting in increased compliance costs. The Company, like all other public companies, is incurring expenses and we are diverting time in an effort to comply with Section 404 of the Sarbanes-Oxley Act of

2002. The Company is a non-accelerated filer, and has completed the process documentation of its systems of internal control and is currently evaluating its systems of internal control. The Company is required to assess its compliance with Section 404 of the Sarbanes-Oxley Act of 2002 for the year ending December 31, 2007. We expect to devote the necessary resources, including additional internal and supplemental external resources, to support the Company’s assessment. In the future, if we identify one or more material weaknesses, or the Company’s independent registered public accounting firm is unable to attest that our report is fairly stated or to express an opinion on the effectiveness of the Company’s internal controls, this could result in a loss of investor confidence in the Company’s financial reports, have an adverse effect on Vermillion’s stock price and/or subject the Company to sanctions or investigation by regulatory authorities. Compliance with these evolving standards will result in increased general and administrative expenses and may cause a diversion of our time and attention from revenue-generating activities to compliance activities.
Limitations on net loss carryforwards, and research and development deferred tax assets related to federal and state income taxes may have an impact on our future results of operations.
The Company is evaluating the net operating loss carryforwards, and research and development deferred tax assets to determine whether there is a limit due to prior year ownership changes. It is possible that a portion of these deferred tax assets may be limited in their use. The Company expects to complete the studies by the end of 2007.
The Company is subject to environmental laws and potential exposure to environmental liabilities.
The Company is subject to various international, federal, state and local environmental laws and regulations that govern the Company’s operations, including the handling and disposal of nonhazardous and hazardous wastes, the recycling and treatment of electrical and electronic equipment, and emissions and discharges into the environment. Failure to comply with such laws and regulations could result in costs for corrective action, penalties or the imposition of other liabilities. The Company is also subject to laws and regulations that impose liability and clean-up responsibility for releases of hazardous substances into the environment. Under certain of these laws and regulations, a current or previous owner or operator of property may be liable for the costs of remediating hazardous substances or petroleum products on or from its property, without regard to whether the owner or operator knew of, or caused, the contamination, as well as incur liability to third parties affected by such contamination. The presence of, or failure to remediate properly, such substances could adversely affect the value and the ability to transfer or encumber such property. Based on currently available information, although there can be no assurance, we believe that such costs and liabilities have not had and will not have a material adverse impact on the Company’s financial results.
Risks Related to Owning Vermillion’s Stock
Vermillion’s principal stockholders own a significant percentage of Vermillion’s outstanding common stock, and are and will continue to be able to exercise significant influence over the Company’s affairs.
As of September 30, 2007, 2007, Quest possessed voting power over 8,605,952 shares, or 13.49%, and Phronesis Partners, L.P. (“Phronesis”), possessed voting power over 6,665,678 shares, or 10.45%, of Vermillion’s outstanding common stock. As a result, Quest and Phronesis are able to determine a significant part of the composition of Vermillion’s Board of Directors, hold significant voting power with respect to matters requiring stockholder approval and to exercise significant influence over the Company’s operations. The interests of Quest and Phronesis may be different than the interests of other stockholders on these and other matters. This concentration of ownership also could have the effect of delaying or preventing a change in the Company’s control or otherwise discouraging a potential acquirer from attempting to obtain control of the Company, which could reduce the price of Vermillion’s common stock.
Although Vermillion currently meets the standards for continued listing on the NASDAQ Capital Market, there is no guarantee that Vermillion will continue to meet these standards in the future and if Vermillion is delisted the value of your investment in Vermillion may substantially decrease.
To remain listed on the NASDAQ Capital Market, NASDAQ requires that the bid price for a company’s securities may not fall below $1.00 per share for more than 30 consecutive business days. Vermillion received a second delisting notice on September 6, 2007, following a period of 30 consecutive business days in which the bid price for

Vermillion’s common stock was below $1.00. Vermillion has until March 4, 2008, to regain compliance otherwise NASDAQ may provide written notification that Vermillion’s common stock will be delisted, at which time, the Company may appeal NASDAQ’s decision.
There is no guarantee that Vermillion will continue to meet the standards for listing in the future. Upon delisting from the NASDAQ Capital Market, Vermillion’s common stock would be traded over-the-counter (“OTC”). OTC transactions involve risks in addition to those associated with transactions in securities traded on the NASDAQ Capital Market. Many OTC stocks trade less frequently and in smaller volumes than NASDAQ listed stocks. Accordingly, delisting from the NASDAQ Capital Market would adversely affect the trading price of Vermillion’s common stock, significantly limit the liquidity of Vermillion’s common stock and impair the Company’s ability to raise additional funds.
Anti-takeover provisions in Vermillion’s charter, bylaws and stockholder rights plan and under Delaware law could make a third party acquisition of the Company difficult.
Vermillion’s certificate of incorporation, bylaws and stockholder rights plan contain provisions that could make it more difficult for a third party to acquire the Company, even if doing so might be deemed beneficial by Vermillion’s stockholders. These provisions could limit the price that investors might be willing to pay in the future for shares of Vermillion’s common stock. Vermillion is also subject to certain provisions of Delaware law that could delay, deter or prevent a change in control of the Company. The rights issued pursuant to Vermillion’s stockholder rights plan will become exercisable the tenth day after a person or group announces acquisition of 15% or more of Vermillion’s common stock or announces commencement of a tender or exchange offer the consummation of which would result in ownership by the person or group of 15% or more of Vermillion’s common stock. If the rights become exercisable, the holders of the rights (other than the person acquiring 15% or more of Vermillion’s common stock) will be entitled to acquire, in exchange for the rights’ exercise price, shares of Vermillion common stock or shares of any company in which the Company is merged, with a value equal to twice the rights’ exercise price.
Because we do not intend to pay dividends, Vermillion’s stockholders will benefit from an investment in Vermillion’s common stock only if it appreciates in value.
We have never declared or paid any cash dividends on our common stock. We currently intend to retain the Company’s future earnings, if any, to finance the expansion of the Company’s business and do not expect to pay any cash dividends in the foreseeable future. As a result, the success of an investment in Vermillion’s common stock will depend entirely upon any future appreciation. There is no guarantee that Vermillion’s common stock will appreciate in value or even maintain the price at which its investor purchased his shares.
Vermillion’s stock price has been highly volatile, and an investment in Vermillion’s stock could suffer a decline in value.
The trading price of Vermillion’s common stock has been highly volatile and could continue to be subject to wide fluctuations in price in response to various factors, many of which are beyond the Company’s and our control, including:
•	failure to commercialize diagnostic tests and significantly increase revenue;

•	actual or anticipated period-to-period fluctuations in financial results;

•	failure to achieve, or changes in, financial estimates by securities analysts;

•	announcements or introductions of new products or services or technological innovations by the Company or its competitors;

•	publicity regarding actual or potential discoveries of biomarkers by others;

•	comments or opinions by securities analysts or major stockholders;

•	conditions or trends in the pharmaceutical, biotechnology and life science industries;

•	announcements by the Company of significant acquisitions and divestitures, strategic partnerships, joint ventures or capital commitments;

•	developments regarding the Company’s patents or other intellectual property or that of the Company’s competitors;

•	litigation or threat of litigation;

•	additions or departures of key personnel;

•	sales of Vermillion common stock;

•	limited daily trading volume;

•	delisting from NASDAQ Capital Market; and

•	economic and other external factors, disasters or crises.
In addition, the stock market in general, and the NASDAQ Capital Market and the market for technology companies, in particular, have experienced significant price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Further, there has been significant volatility in the market prices of securities of life science companies. These broad market and industry factors may seriously harm the market price of Vermillion common stock, regardless of the Company’s operating performance. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted. A securities class action suit against Vermillion could result in substantial costs, potential liabilities and the diversion of our attention and Company resources.
The Company may need to sell additional shares of Vermillion common stock or other securities to meet the Company’s capital requirements. If the Company needs to sell additional shares of Vermillion common stock or other securities to meet the Company’s capital requirements, or upon conversion of the Company’s senior convertible notes and exercises of currently outstanding options and warrants, the ownership interests of Vermillion’s current stockholders could be substantially diluted. The possibility of dilution posed by shares available for future sale could reduce the market price of Vermillion’s common stock and could make it more difficult for the Company to raise funds through equity offerings in the future.
As of September 30, 2007, Vermillion had 63,776,934 shares of common stock outstanding and 7,678,795 shares of common stock reserved for future issuance to employees, Directors and consultants pursuant to the Company’s employee stock plans, of which 5,940,555 shares of common stock were subject to outstanding options. In addition, as of September 30, 2007, warrants to purchase 22,931,470 shares of common stock were outstanding at exercise prices ranging from $0.925 to $2.50 per share, with a weighted exercise price of $1.079 per share. In addition, there are 272,082 shares of common stock reserved for issuance upon conversion of our outstanding 4.5% convertible senior notes due September 1, 2008 and 8,250,000 shares of common stock reserved for issuance upon conversion of our 7.0% convertible senior notes due September 1, 2011. The exercise or conversion of all or a portion of these securities would dilute the ownership interests of Vermillion’s stockholders. Furthermore, future sales of substantial amounts of Vermillion’s common stock in the public market, or the perception that such sales are likely to occur, could affect prevailing trading prices of Vermillion’s common stock and the value of the notes.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On August 29, 2007, Vermillion, Inc. (“Vermillion”) completed a private placement sale of 24,513,092 shares of its common stock and warrants to purchase up to an additional 19,610,470 shares of its common stock with an exercise price of $0.925 per share and expiration date of August 29, 2012, to a group of existing and new investors for $20,591,000 in gross proceeds. The net proceeds of the transaction will be used for general working capital needs. In connection with Quest Diagnostics Incorporated’s (“Quest”) participation in this transaction, Vermillion amended a warrant originally issued to Quest on July 22, 2005. Pursuant to the terms of the amendment, the exercise price for the purchase of Vermillion’s common stock under such warrant was reduced from $3.50 per share to $2.50 per share and the expiration date of the warrant was extended from July 22, 2010, to July 22, 2011. The sale, offer and issuance of the securities was exempt from registration under Section 4(2) and/or Rule 506 of Regulation D of the Securities Act, as a transaction not involving a public offering because, among other things, the investors were accredited investors at the time of the transaction and appropriate legends were affixed to the instruments representing such securities issued in such transaction.
As partial consideration for services as placement agent in connection with the August 29, 2007, private placement sale, Vermillion issued a warrant to Oppenheimer & Co. Inc. to purchase up to 921,000 shares of Vermillion’s common stock with an exercise price of $0.925 per share and expiration date of August 29, 2012. Vermillion’s Board of Directors determined the value of such warrants to be equal to the price paid for the warrants by the investors in the offering, or $0.125 per warrant share, for an aggregate value of approximately $115,000. The sale, offer and issuance of the securities was exempt from registration under Section 4(2) and/or Rule 506 of Regulation D of the Securities Act, as a transaction not involving a public offering, because among other things, Oppenheimer was an accredited investor at the time of the transaction and appropriate legends were affixed to the instruments representing such securities issued in such transaction.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
None
Item 5. Other Information
In September 2005, the Board of Directors approved the following amendments to the 2000 Employee Stock Purchase Plan (the “Plan”), which were effective as of November 1, 2005: (i) reduced the offering period from 24 months to 6 months, (ii) eliminated the ability to increase the payroll deduction during a given purchase period, and (iii) reduced the number of times a participant can decrease the deduction during any given purchase period to one. In October 2007, the Plan was amended and restated to reflect these amendments.

Item 6. Exhibits
Index to Exhibits

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
2.1	Share Purchase Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and LumiCyte, Inc. dated May 28, 2003	8-K	000-31617	2.1	June 11, 2003

2.2	Asset Purchase Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Pall Corporation dated October 27, 2004	8-K	000-31617	2.1	December 6, 2004

3.1	Second Amended and Restated Certificate of Incorporation of Vermillion, Inc.	S-1	333-146354	3.1	September 27, 2007

3.2	Amended and Restated Bylaws of Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.)	S-1	333-32812	3.3	September 28, 2000

3.3	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.)	8-A	000-31617	3.5	March 21, 2002

4.1	Form of Vermillion, Inc.’s (formerly Ciphergen Biosystems, Inc.) Common Stock Certificate	S-1	333-32812	4.1	September 28, 2000

4.2	Indenture between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and U.S. Bank National Association dated August 22, 2003	S-3	333-109556	4.1	October 8, 2003

4.3	Preferred Shares Rights Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Continental Stock Transfer & Trust Company dated March 20, 2002	8-A	000-31617	4.2	March 21, 2002

4.4	Amendment to Rights Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Wells Fargo Bank, N.A. dated July 22, 2005	8-K	000-31617	4.4	July 28, 2005

4.5	Second Amendment to Rights Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Wells Fargo Bank, N.A. dated September 30, 2005	8-K	000-31617	4.5	October 4, 2005

4.6	Third Amendment to Rights Agreement between Vermillion, Inc. and Wells Fargo Bank, N.A., dated September 11, 2007	8-K	333-146354	10.1	September 12, 2007

10.1	Form of Preferred Stock Purchase Agreement	S-1	333-32812	10.1	September 28, 2000

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
10.2	Fourth Amended and Restated Investors Rights Agreement dated March 3, 2000	S-1	333-32812	10.2	September 28, 2000

10.3	1993 Stock Option Plan	S-1	333-32812	10.3	September 28, 2000

10.4	Form of Stock Option Agreement	S-1	333-32812	10.4	September 28, 2000

10.5	2000 Stock Plan and related form of Stock Option Agreement	S-1	333-32812	10.5	September 28, 2000

10.6	Amended and Restated 2000 Employee Stock Purchase Plan					✓

10.7	401(k) Plan	10-K	000-31617	10.7	March 22, 2005

10.8	Form of Warrant	S-1	333-32812	10.8	September 28, 2000

10.9	Form of Proprietary Information Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and certain of its employees	S-1	333-32812	10.9	September 28, 2000

10.10	Lease Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and John Arrillaga, Trustee of the John Arrillaga Survivor’s Trust and Richard T. Peery, Trustee of the Richard T. Peery Separate Property Trust, dated January 28, 2000, and Amendment No. 1 dated August 8, 2000	S-1	333-32812	10.12	September 28, 2000

10.11	MAS License Agreement with IllumeSys Pacific, Inc. dated April 7, 1997	S-1	333-32812	10.23	September 28, 2000

10.12	MAS License Agreement with Ciphergen Technologies, Inc. (formerly ISP Acquisition Corporation) dated April 7, 1997	S-1	333-32812	10.24	September 28, 2000

10.13	Sublicense Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Bio-Rad Laboratories, Inc. dated November 13, 2006	S-1	333-146354	10.13	September 27, 2007

10.14	Joint Venture Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Sumitomo Corporation	S-1	333-32812	10.25	September 28, 2000

10.15	Distribution and Marketing Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Ciphergen Biosystems KK dated March 24, 1999	S-1	333-32812	10.26	September 28, 2000

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
10.16	Joint Development Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Stanford Research Systems, Inc. dated February 2, 1995 and amendment thereto	S-1	333-32812	10.27	September 28, 2000

10.17	Asset Purchase Agreement by and between Invitrogen Corporation and Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) dated June 25, 2001	10-Q	000-31617	10.28	June 30, 2001

10.18	OEM Agreement between Salford Systems and Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) dated February 27, 2001	10-K	000-31617	10.29	April 1, 2002

10.19	Supply Agreement between Beckman Coulter, Inc. and Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) dated November 2, 2001	10-K	000-31617	10.30	April 1, 2002

10.20	Stock Purchase Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and SC Biosciences Corporation dated August 30, 2002	10-K	000-31617	10.32	March 31, 2003

10.21	First Amendment to the Joint Venture Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.), Sumitomo Corporation, SC Biosciences Corporation (a subsidiary of Sumitomo Corporation) and Ciphergen Biosystems KK dated March 15, 2002	10-K	000-31617	10.33	March 31, 2003

10.22	Second Amendment to Joint Venture Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.), Sumitomo Corporation, SC Biosciences Corporation (a subsidiary of Sumitomo Corporation) and Ciphergen Biosystems KK dated November 15, 2002	10-K	000-31617	10.34	March 31, 2003

10.23	Third Amendment to Joint Venture Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.), Sumitomo Corporation, SC Biosciences Corporation (a subsidiary of Sumitomo Corporation) and Ciphergen Biosystems KK dated November 15, 2002	10-K	000-31617	10.35	March 31, 2003

10.24	Exhibit A, which amends the Supply Agreement between Beckman Coulter, Inc. and Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) dated November 2, 2001	10-K	000-31617	10.36	March 31, 2003

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
10.25	Lease Agreement between Symbion and Ciphergen Biosystems A/S dated February 24, 2003	10-K	000-31617	10.37	March 31, 2003

10.26	Service and Support Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Applied Biosystems/MDS Sciex dated April 2, 2001	10-K	000-31617	10.38	March 31, 2003

10.27	Employment Agreement between Gail Page and Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) dated December 31, 2005	10-K	000-31617	10.39	March 17, 2006

10.28	Registration Rights Agreement dated August 22, 2003	S-3	000-31617	10.1	October 8, 2003

10.29	Extension of Term of Service and Support Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Applied Biosystems/MDS Sciex dated March 10, 2004	10-K	000-31617	10.43	March 15, 2004

10.30	Asset Purchase Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Pall Corporation dated October 27, 2004	8-K	000-31617	2.1	December 6, 2004

10.31	Stock Purchase Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Quest Diagnostics Incorporated dated July 22, 2005	8-K	000-31617	10.45	July 28, 2005

10.32	Letter Agreement dated August 29, 2007 between Vermillion, Inc. and Quest Diagnostics Incorporated	S-1	333-146354	10.38	September 27, 2007

10.33	Warrant between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Quest Diagnostics Incorporated dated July 22, 2005	10-K	000-31617	10.51	March 17, 2006

10.34	Memorialization Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Quest Diagnostics Incorporated dated January 12, 2006*	S-1	333-146354	10.41	September 27, 2007

10.35	Amendment to Warrant between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Quest Diagnostics Incorporated dated August 29, 2007	S-1	333-146354	10.41	September 27, 2007

10.36	Credit Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Quest Diagnostics Incorporated dated July 22, 2005	8-K	000-31617	10.47	July 28, 2005

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
10.37	Security Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Quest Diagnostics Incorporated dated July 22, 2005	8-K	000-31617	10.48	July 28, 2005

10.38	Form of Exchange Agreement, dated as of November 3, 2006 between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and certain holders of its 4.50% Convertible Senior Notes due September 1, 2008	8-K	000-31617	10.55	November 6, 2006

10.39	Asset Purchase Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Bio-Rad Laboratories, Inc. dated August 14, 2006	14a	000-31617		September 12, 2006

10.40	Amendment to Asset Purchase Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Bio-Rad Laboratories, Inc. dated November 13, 2006	S-1	333-146354	10.47	September 27, 2007

10.41	Stock Purchase Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Bio-Rad Laboratories, Inc. dated November 13, 2006	S-1	333-146354	10.48	September 27, 2007

10.42	Transition Services Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Bio-Rad Laboratories, Inc. dated November 13, 2006	S-1	333-146354	10.49	September 27, 2007

10.43	Amendment No. 1 to Transition Services Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Bio-Rad Laboratories, Inc. dated May 11, 2007	S-1	333-146354	10.50	September 27, 2007

10.44	Amendment No. 2 to Transition Services Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Bio-Rad Laboratories, Inc. dated June 15, 2007	S-1	333-146354	10.51	September 27, 2007

10.45	Manufacture and Supply Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Bio-Rad Laboratories, Inc. dated November 13, 2006	S-1	333-146354	10.52	September 27, 2007

10.46	Amendment No. 1 to Manufacture and Supply Agreement between Vermillion, Inc. and Bio-Rad Laboratories, Inc. dated August 27, 2007	S-1	333-146354	10.53	September 27, 2007

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
10.47	Cross License Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Bio-Rad Laboratories, Inc. dated November 13, 2006	S-1	333-146354	10.54	September 27, 2007

10.48	Letter Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Bio-Rad Laboratories, Inc. dated November 13, 2006	S-1	333-146354	10.55	September 27, 2007

10.49	Sublease Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Bio-Rad Laboratories, Inc. dated November 13, 2006	S-1	333-146354	10.56	September 27, 2007

10.50	Securities Purchase Agreement, dated as of August 23, 2007, by and among Vermillion, Inc. and the purchasers party thereto	S-1	333-146354	10.57	September 27, 2007

10.51	Form of Warrant					✓

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					✓

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					✓

32.0	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					(1)

(1)	Furnished herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vermillion, Inc.

Date: November 14, 2007	/s/ Gail S. Page

Gail S. Page
Director, President and Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2007	/s/ Qun Zhou

Qun Zhou
Corporate Controller and Interim Chief Financial Officer
(Acting Principal Financial and Accounting Officer)