Form 10-Q
period 2008-03-31
VERMILLION, INC.
filed 2008-05-15
CIK 926617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended March 31, 2008.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 30, 2008, the Registrant had 6,380,166 shares of common stock, par value $0.001 per share, outstanding.

Vermillion, Inc. and Subsidiaries

Vermillion is a trademark of Vermillion, Inc. ProteinChip is a registered trademark of Bio-Rad Laboratories, Inc. BioSepra is a registered trademark of Pall Corporation.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Vermillion, Inc. and Subsidiaries
Consolidated Balance Sheets
(Amounts in Thousands, Except Share and Par Value Amounts)
(Unaudited)

	March 31,	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$8,283	$7,617
Short-term investments, at fair value	—	8,875
Accounts receivable	51	19
Prepaid expenses and other current assets	1,481	1,064

Total current assets	9,815	17,575

Property, plant and equipment, net	1,630	1,938
Long-term investments, at fair value	6,043	3,902
Other assets	67	638

Total assets	$17,555	$24,053

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$2,648	$2,975
Accrued liabilities	2,588	3,595
Current portion of convertible senior notes, net of discount	2,482	2,471

Total current liabilities	7,718	9,041

Long-term debt owed to related party	10,000	10,000
Convertible senior notes, net of discount	16,242	16,196
Other liabilities	150	278

Total liabilities	34,110	35,515

Commitments and contingencies (Note 4)

Stockholders’ deficit:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding at March 31, 2008 and December 31, 2007	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized at March 31, 2008 and December 31, 2007; 6,380,166 and 6,380,197 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	6	6
Additional paid-in capital	228,067	227,895
Accumulated deficit	(243,988)	(239,142)
Accumulated other comprehensive loss	(640)	(221)

Total stockholders’ deficit	(16,555)	(11,462)

Total liabilities and stockholders’ deficit	$17,555	$24,053

See accompanying notes to consolidated financial statements.

Vermillion, Inc. and Subsidiaries
Consolidated Statements of Operations
(Amounts in Thousands, Except Share and Per Share Amounts)
(Unaudited)

	Three Months Ended March 31,
	2008	2007
Revenue:
Products	$5	$—
Services	48	21

Total revenue	53	21

Cost of revenue:
Products	2	—
Services	20	15

Total cost of revenue	22	15

Gross profit	31	6

Operating expenses:
Research and development	1,875	1,990
Sales and marketing	893	477
General and administrative	1,827	3,197

Total operating expenses	4,595	5,664

Loss from operations	(4,564)	(5,658)

Interest income	185	164
Interest expense	(541)	(526)
Other income (expense), net	24	(21)

Loss before income taxes	(4,896)	(6,041)
Income tax benefit (expense)	50	(6)

Net loss	$(4,846)	$(6,047)

Loss per share — basic and diluted	$(0.76)	$(1.54)

Shares used to compute basic and diluted loss per common share	6,380,188	3,923,291

See accompanying notes to consolidated financial statements.

Vermillion, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity (Deficit) and Comprehensive Loss
(Amounts in Thousands, Except Share Amounts)
(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Equity (Deficit)	Loss
Balance at December 31, 2006	3,922,044	$39	$207,991	$(217,860)	$(71)	$(9,901)

Net loss	—	—	—	(6,047)	—	(6,047)	$(6,047)
Foreign currency translation adjustment	—	—	—	—	(6)	(6)	(6)

Comprehensive loss							$(6,053)

Stock options exercised	2,031	—	24	—	—	24
Stock compensation charge	—	—	189	—	—	189

Balance at March 31, 2007	3,924,075	$39	$208,204	$(223,907)	$(77)	$(15,741)

Balance at December 31, 2007	6,380,197	$6	$227,895	$(239,142)	$(221)	$(11,462)

Net loss	—	—	—	(4,846)	- -	(4,846)	$(4,846)
Unrealized loss on available for sale securities	—	—	—	—	(294)	(294)	(294)
Foreign currency translation adjustment	—	—	—	—	(125)	(125)	(125)

Comprehensive loss							$(5,265)

Registration costs adjustment related to private placement offering	—	—	7	—	—	7
Payment for fractional shares related to 1 for 10 reverse stock split	(31)	—	—	—	—	—
Stock compensation charge	—	—	165	—	—	165

Balance at March 31, 2008	6,380,166	$6	$228,067	$(243,988)	$(640)	$(16,555)

See accompanying notes to consolidated financial statements.

Vermillion, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Amounts in Thousands)
(Unaudited)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(4,846)	$(6,047)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	311	298
Charge on impairment of investments	115	—
Stock-based compensation expense	165	189
Amortization of debt discount associated with beneficial conversion feature of convertible senior notes	57	38
Amortization of debt issuance costs	18	14
Changes in operating assets and liabilities:
Increase in accounts receivable	(32)	—
Decrease (increase) in prepaid expenses and other current assets	(417)	466
Decrease in other assets	553	—
Decrease in accounts payable and accrued liabilities	(1,317)	(455)
Decrease in deferred revenue	(17)	(24)
Decrease in other liabilities	(128)	(100)

Net cash used in operating activities	(5,538)	(5,621)

Cash flows from investing activities:
Sales of investments	10,425	—
Purchases of investments	(4,100)	—
Purchase of property, plant and equipment	(3)	(193)

Net cash provided by (used in) investing activities	6,322	(193)

Cash flows from financing activities:
Registration cost adjustment related to private placement offering of common stock and warrants	7	—
Proceeds from exercises of stock options	—	24
Proceeds of loan from Quest Diagnostics Incorporated	—	1,667

Net cash provided by financing activities	7	1,691

Effect of exchange rate changes on cash and cash equivalents	(125)	(6)

Net increase (decrease) in cash and cash equivalents	666	(4,129)
Cash and cash equivalents, beginning of period	7,617	17,711

Cash and cash equivalents, end of period	$8,283	$13,582

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$815	$560
Income taxes	19	22
See accompanying notes to consolidated financial statements.

Vermillion, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
1.	Organization, Basis of Presentation and Summary of Significant Accounting and Reporting Policies

The Company

Vermillion, Inc. (“Vermillion”; Vermillion and its wholly-owned subsidiaries are collectively referred to as the “Company”) is incorporated in the state of Delaware, and is engaged in the business of discovering, developing and commercializing diagnostics tests in the fields of oncology, hematology, cardiology and women’s health.

Liquidity

The accompanying consolidated financial statements of the Company were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant net losses and negative cash flows from operations since inception. At March 31, 2008, the Company had an accumulated deficit of $243,988,000. On November 13, 2006, the Company completed the sale of assets and liabilities of the Company’s protein research products and collaborative services business (the “Instrument Business Sale”) to Bio-Rad Laboratories, Inc., and as a result the Company currently concentrates its resources on developing clinical protein biomarker diagnostic products and services, and it does not expect to generate substantial revenue until certain diagnostic tests are cleared by the United States Food and Drug Administration and commercialized. Management believes that current available resources will not be sufficient to fund the Company’s planned expenditures over the next twelve months. The Company’s ability to continue to meet its obligations and to achieve its business objectives is dependent upon, among other things, liquidating its investments in auction rate securities, raising additional capital or generating sufficient revenue in excess of costs. At such time as the Company requires additional funding, the Company will seek to raise such additional funding from various possible sources, including the public equity market, private financings, sales of assets, collaborative arrangements and debt. If Vermillion raises additional capital through the issuance of equity securities or securities convertible into equity, stockholders will experience dilution, and such securities may have rights, preferences or privileges senior to those of the holders of common stock or convertible senior notes. If the Company obtains additional funds through arrangements with collaborators or strategic partners, the Company may be required to relinquish its rights to certain technologies or products that it might otherwise seek to retain. There can be no assurance that the Company will be able to obtain such financing, or obtain it on acceptable terms. If the Company is unable to obtain financing on acceptable terms, it may be unable to execute its business plan, the Company could be required to delay or reduce the scope of its operations, and it may not be able to pay off the convertible senior notes if and when they come due. These consolidated financial statements do not include any adjustments relating to the recoverability or classification of recorded assets and liabilities or other adjustments that may be necessary should the Company not be able to continue as a going concern.

The Company’s inability to operate profitably and to generate cash flows consistently from operations and its reliance on external funding either from loans or from equity, raise substantial doubt about the Company’s ability to continue as a going concern.

Basis of Presentation

The unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and the instructions to Form 10-Q pursuant to Rule 10-01, Interim Financial Statements, of Regulation S-X promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, the unaudited consolidated financial statements do not include all of the disclosures required by GAAP for complete financial statements. The December 31, 2007, consolidated balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by GAAP. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed with the SEC on March 31, 2008.

In the opinion of management, the unaudited consolidated financial statements contain all adjustments consisting only of a normal and recurring nature, which are considered necessary for a fair statement of the financial condition and results of operations for such periods. The accompanying unaudited consolidated financial statements include the accounts of the Company. All intercompany transactions have been eliminated in consolidation. The

Vermillion, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — Continued
(Unaudited)
results of operations for the interim periods shown herein are not necessarily indicative of operating results for the entire year or any other future interim period.

At the February 14, 2008, Special Meeting of Stockholders, the stockholders of Vermillion approved the proposal to authorize the Board of Directors in its discretion, without further authorization of Vermillion’s stockholders, to amend Vermillion’s Certificate of Incorporation to effect a reverse split of Vermillion’s common stock by a ratio of between 1 for 6 to 1 for 10. On February 15, 2008, Vermillion’s Board of Directors approved a 1 for 10 reverse stock split (the “Reverse Stock Split”) of Vermillion’s common stock effective at the close of business on Monday, March 3, 2008. Accordingly, the basic and diluted loss per share on the consolidated statement of operations for the three months ended March 31, 2007, was adjusted to reflect the impact of the Reverse Stock Split. The number of issued and outstanding shares of Vermillion’s common stock on the consolidated balance sheets at December 31, 2007, consolidated statement of changes in stockholders’ equity (deficit) and comprehensive loss at and for the three months ended March 31, 2008 and 2007, was also adjusted to take into account the Reverse Stock Split. Additionally, all share and per share amounts were adjusted to take into account the Reverse Stock Split in the accompanying notes to the consolidated financial statements.

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

Reclassification

The Company made certain reclassifications to prior period consolidated financial statements to conform to the March 31, 2008, presentation.

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

On January 1, 2008, the Company adopted Emerging Issues Task Force (the “EITF”) Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities. EITF Issue No. 07-3 requires companies to defer and capitalize prepaid, nonrefundable research and development payments to third parties over the period that the research and development activities are performed or the services are provided, subject to an assessment of recoverability. The Company’s adoption of EITF Issue No. 07-3 had no impact on its consolidated financial statements.

Fair Value

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

Vermillion, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — Continued
(Unaudited)
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities are at cost, which approximates fair value due to the short maturity of those instruments. The carrying value of marketable securities is at fair value, which is generally based on quoted market price of the marketable security, and if the quoted market price is not available, the fair value is extrapolated from the quoted market prices of similar marketable securities or by discounting the future cash flows taking into consideration the interest rate probabilities that reflect the risk associated with that marketable security. Historically, the carrying value of auction rate securities approximates fair value due to the frequent resetting of the interest rates. Upon auction failure, the fair value of each auction rate security is computed by discounting the future cash flows taking into consideration the interest rate probabilities that reflect the risk associated with that auction rate security. The estimated fair value of the convertible senior notes is based on quoted market prices. The carrying value of the amount owed on a secured line of credit with Quest approximates fair value, which is based on discounting the future cash flows using applicable spreads to approximate current interest rates available to the Company.

On January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, on a prospective basis for its financial assets and liabilities as well as for nonfinancial assets and liabilities that are recognized or disclosed at fair value on a recurring basis in the consolidated financial statements. The adoption of SFAS No. 157 for its financial assets and liabilities as well as for nonfinancial assets and liabilities that are recognized or disclosed at fair value on a recurring basis in the consolidated financial statements had no impact on the consolidated financial statements. In February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS No. 157 for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis, until fiscal years beginning after November 15, 2008. The Company’s adoption of SFAS No. 157 for nonfinancial assets and liabilities measured at fair value on a nonrecurring basis is not expected to have a material impact on its consolidated financial statements.

SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. As defined in SFAS No. 157, fair value is the price that would be received for an asset when sold or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The Company primarily applies the market approach for recurring fair value measurements and endeavors to utilize the best information available to it. Accordingly, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible, and considers the security issuers’ and the third party insurers’ credit risk in its assessment of fair value. The Company classifies the determined fair value based on the obeservability of those inputs. SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). SFAS No. 157 describes three levels of inputs that may be used to measure fair value, as follows:
•	Level 1 inputs are quoted prices in active markets for identical assets or liabilities;

•	Level 2 inputs are observable inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets, quoted prices in markets that are not active, inputs other than quoted prices that are observable for the asset or liability, or inputs derived from observable market data; and

•	Level 3 inputs are unobservable inputs that are supported by little or no market activity and are significant to the fair value of the assets or liabilities, and include assets and liabilities whose fair value measurements are determined using pricing models, discounted cash flow methodologies or similar valuation techniques, as well as significant management judgment or estimation (see additional information regarding the Company’s implementation of SFAS No. 157 in Note 9, “Fair Value”).
On January 1, 2008, the Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115. SFAS No. 159 provides entities with

Vermillion, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — Continued
(Unaudited)
an option to report selected financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. The Company has elected not to report selected financial assets and liabilities at fair value, and accordingly, there was no impact upon adoption of SFAS No. 159 to its consolidated financial statements.
2.	Recent Accounting Pronouncements

Disclosures about Derivative Instruments and Hedging Activities

In March 2008, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133. SFAS No. 161 amends and expands the disclosure requirements with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact of adopting SFAS No. 161 will have on its consolidated financial statements.

Accounting for Business Combinations

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, which replaces SFAS No. 141, Business Combinations. SFAS No. 141(R) retains the fundamental requirements that the acquisition method of accounting, which was called the purchase method under SFAS No. 141, be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141(R) requires an acquirer to measure the assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values at the acquisition date, with limited exceptions. This replaces the cost-allocation process under SFAS No. 141, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. SFAS No. 141(R) also requires the acquirer in a business combination achieved in stages, which is sometimes referred to as a step acquisition, to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values or other amounts determined in accordance with SFAS No. 141(R). SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The Company is currently evaluating the impact of adopting SFAS No. 141(R) will have on its consolidated financial statements.

Accounting for Collaboration Arrangements Related to the Development and Commercialization of Intellectual Property

In November 2007, the EITF reached a consensus on EITF Issue No. 07-01, Accounting for Collaboration Arrangements Related to the Development and Commercialization of Intellectual Property, which is focused on how the parties to a collaborative agreement should account for costs incurred and revenue generated on sales to third parties, how sharing payments pursuant to a collaboration agreement should be presented in the income statement and certain related disclosure questions. EITF Issue No. 07-01 is to be applied retrospectively for collaboration arrangements in fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of adopting EITF Issue No. 07-01 will have on its consolidated financial statements.

3.	Short-Term and Long-Term Investments

At March 31, 2008, the Company’s investments consisted of $6,043,000 invested in auction rate securities, which were classified as available-for-sale long-term investments as a result of auction rate securities failing to settle at auctions prior to March 31, 2008. These auction rate securities have a rating of AAA by a major credit rating agency. The maturity dates of these auction rate securities range from July 1, 2024, to November 1, 2047.

Vermillion, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — Continued
(Unaudited)
These auction rate securities are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, which is generally every 28 days. Upon an auction failure, the interest rates do not reset at a market rate but instead reset based on a formula contained in the security, which rate is generally higher than the current market rate. The failure of the auctions means the Company may be unable to liquidate its auction rate securities into cash until a future auction of these investments is successful or the auction rate security is refinanced by the issuer into another type of debt instrument. The Company used a weighted discounted cash flow (“DCF”) model to determine the estimated fair value as of March 31, 2008 (see assumptions used in preparing the DCF model in Note 9, “Fair Value”). The Company reviews its impairment in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and FASB Staff Position Nos. FASB 115-1 and FASB 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, in order to determine the classification of the impairment as “temporary” or “other-than-temporary”. A temporary impairment charge results in an unrealized loss being recorded in the other comprehensive income (loss) component of stockholders’ equity. Such an unrealized loss does not affect net income (loss) for the applicable accounting period. An other-than-temporary impairment charge is recorded as a realized loss in the consolidated statement of operations and reduces net income (loss) for the applicable accounting period. In evaluating the impairment of any individual auction rate securities, the Company classifies such impairment as temporary or other-than-temporary. The differentiating factors between temporary and other-than-temporary impairment are primarily the length of the time and the extent to which the market value has been less than cost, the financial condition and near-term prospects of the issuer, and the Company’s intent and ability to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value. The net unrealized loss on marketable securities available-for-sale was $392,000 at March 31, 2008. Additionally, the Company recognized an other-than-temporary impairment of $115,000 for the three months ended March 31, 2008, to reduce the carrying amount of two auction rate securities from $1,000,000 to $885,000. The other-than-temporary impairment was a result of multiple auction failures for these auction rate securities and the Company’s inability to hold these auction rate securities until the recovery of the par amount due to operating cash requirements within the next twelve months. The other-than-temporary impairment is included in other income (expense), net in the consolidated statement of operations. The Company’s available-for-sale long-term investments consist of the following at March 31, 2008 (in thousands):

		Gross	Gross	Other-Than-
	Amortized	Unrealized	Unrealized	Temporary	Market
	Cost	Gain	Loss	Impairment	Value
Long-term investments:
Auction rate securities	$6,550	$—	$(392)	$(115)	$6,043

The unrealized loss positions of the Company’s available-for-sale long-term investments at March 31, 2008, were as follows (in thousands):

	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Long-term investments:
Auction rate securities	$5,158	$(392)	$—	$—	$5,158	$(392)

Vermillion, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — Continued
(Unaudited)
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

The unrealized loss positions of the Company’s available-for-sale short-term and long-term investments at December 31, 2007 were as follows (in thousands):

	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Short-term investments:
Auction rate securities	$—	$—	$—	$—	$—	$—

Long-term investments:
Auction rate securities	$902	$(98)	$—	$—	$902	$(98)

The scheduled contractual maturity dates for available-for-sale long-term investments at March 31, 2008, are as follows (in thousands):

		After 1 Year	After 5 Year
	Within	Through	Through	After
	1 Year	5 Years	10 Years	10 Years	Total
Long-term investments:
Auction rate securities	$—	$—	$—	$6,550	$6,550

4.	Commitments and Contingent Liabilities

Noncancelable Collaboration Obligations and Other Commitments

On January 30, 2008, Vermillion renewed its research collaboration agreement with The Johns Hopkins University School of Medicine (“JHU”) which was directed at the discovery and validation of biomarkers in human subjects, including but not limited to clinical application of biomarkers in the understanding, diagnosis and management of human diseases. The agreement has an effective period from January 1, 2008, through December 31, 2010, with automatic one-year extensions for up to three additional years unless terminated by Vermillion or JHU. Under the terms of the research collaboration agreement, Vermillion is required to pay noncancelable contributions of $600,000, $618,000 and $637,000 for the years ending December 31, 2008, 2009 and 2010, respectively. As of March 31, 2008, Vermillion owed $150,000 related to the renewed research collaboration agreement with JHU. Collaboration costs, which are included in research and development expenses, were $150,000 for the three months ended March 31, 2008. The extended collaboration agreement through March 31, 2007, reduced the remaining collaboration obligation of $305,000 at December 31, 2006, to $73,000. This $232,000 reduction to the remaining

Vermillion, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — Continued
(Unaudited)
collaboration obligation at December 31, 2006, resulted in a gain to collaboration costs of $82,000 for the three months ended March 31, 2007.

On September 22, 2005, Vermillion entered into a two year collaborative research agreement with University College London and UCL Biomedica Plc (collectively referred to as “UCL”), which expired on September 30, 2007. The collaborative research agreement was directed at the utilization of Vermillion’s former suite of proteomic solutions to further both parties’ ongoing research in ovarian cancer and breast cancer. Under the terms of the agreement, Vermillion had exclusive rights to license intellectual property resulting from discoveries made during the course of this collaboration for use in developing, manufacturing and commercializing products and services utilizing the intellectual property. Under the terms of the collaborative research agreement, Vermillion had a noncancelable obligation to contribute £604,000 in the first year of the agreement. In the second year of the agreement, which was cancelable with three months advance notice, Vermillion had an obligation to contribute cash of £605,000. As of March 31, 2008, Vermillion has paid £1,097,000 or $2,165,000, and had a remaining cash obligation of £112,000 or $219,000 related to this agreement. Additionally, under the terms of the collaborative research agreement, Vermillion had a noncancelable obligation to provide equipment, software, arrays and consumable supplies with an estimated value at Vermillion’s list selling price of £370,000 to cover part of the costs incurred by UCL specifically for this research program. As of March 31, 2008, Vermillion had provided equipment, software, arrays and consumable supplies to UCL at Vermillion’s cost of $112,000, or $546,000 valued at its list selling price. There were no further collaboration costs related to this agreement subsequent to December 31, 2007. Collaboration costs related to this agreement were $266,000 for the three months ended March 31, 2007.

On October 4, 2006, Vermillion entered into a one-year research and development agreement, which has automatic renewals for two additional one-year terms, with Katholieke Universiteit Leuven, Belgium, directed at discovery, validation and characterization of novel biomarkers related to gynecologic disease. Under the terms of the agreement, Vermillion has exclusive rights to license discoveries made during the course of this collaboration. Under the terms of the research and development agreement, Vermillion had a noncancelable obligation of €45,000 in the first year of the agreement to fund sample collection at the Katholieke Universiteit Leuven from patients undergoing evaluation of a persistent mass who will undergo surgical intervention. As of December 31, 2007, the Company has paid €45,000 or $61,000 to complete its obligation related to this agreement. There were no collaboration costs related to this agreement for the three months ended March 31, 2008. Collaboration costs related to this agreement were $61,000 for the three months ended March 31, 2007.

On October 13, 2006, the Company entered into a two year research and collaboration agreement, which has automatic renewals of additional one-year terms, with The Ohio State University Research Foundation (“OSU”) directed at discovery, purification, identification and/or validation of biomarkers related to thrombotic thrombocytopenic purpura (“TTP”) and production of associated technology. Under the terms of the agreement, Vermillion has an option to take an exclusive license to discoveries made during the course of this collaboration. During the first fifteen months of the agreement, Vermillion had a total noncancelable obligation of $150,000 to OSU in consideration for costs incurred specifically for this research program. As of March 31, 2008, the Company has paid $150,000 to complete its obligation related to this agreement. There were no collaboration costs related to this agreement for the three months ended March 31, 2008. Collaboration costs related to this agreement were $60,000 for the three months ended March 31, 2007.

On December 11, 2006, Vermillion entered into a consulting agreement with PrecisionMed International (“PrecisionMed”), which was subsequently amended on April 5, 2007. Under the terms of the amended agreement, PrecisionMed collected whole blood specimens from up to 1,000 research subjects for the purposes of Vermillion’s whole blood collection protocol for its ovarian tumor triage test clinical trial. The amended agreement provided for a maximum payment of $1,335,000 for 500 research subjects and a maximum payment of $1,788,000 for 1,000 research subjects. On March 11, 2008, Vermillion entered into a second amendment to the consulting agreement with PrecisionMed. Under the terms of the second amendment to the consulting agreement, PrecisionMed would procure whole blood specimens from an additional 150 research subjects for the purposes of Vermillion’s whole blood collection protocol for its ovarian tumor triage test clinical trial. The second amendment to the consulting

Vermillion, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — Continued
(Unaudited)
agreement provided for a payment of $1,496 per research subject. As of March 31, 2008, Vermillion has paid a total of $1,433,000, including travel expenses of $50,000, related to this agreement, and owed $225,000 related to the second amendment to the consulting agreement. These costs, which are included in research and development expenses, related to this agreement were $225,000 and $290,000 for the three months ended March 31, 2008 and 2007, respectively.

In connection with the Instrument Business Sale, Vermillion entered into a manufacture and supply agreement with Bio-Rad, whereby Vermillion agreed to purchase ProteinChip Systems and ProteinChip Arrays (collectively referred to as “Research Tools Products”) from Bio-Rad. Under the terms of the manufacture and supply agreement, which could be terminated for convenience with 180 days prior written notice (see Vermillion’s notice to terminate the manufacture and supply agreement in Note 10, “Subsequent Event”), Vermillion has a commitment to purchase 10 systems and 30,000 arrays in the first year, 13 systems and 30,000 arrays in the second year and 20 systems and 30,000 arrays for the third year. The Company has estimated the cost to be $70,000 per system and $40 per array for a total estimated obligation of $6,610,000. Vermillion made total purchases of $117,000 and $45,000 under this agreement for the three months ended March 31, 2008 and 2007, respectively. As of March 31, 2008, Vermillion had a total remaining first year obligation to purchase 4 systems and 9,936 arrays, or $677,000 based the on estimated costs of $70,000 per system and $40 per array. As of March 31, 2008, the Company owed Bio-Rad $174,000 for Research Tools Products.

Contingent Liabilities

On September 17, 2007, Molecular Analytical Systems (“MAS”) filed a lawsuit in the Superior Court of California for the County of Santa Clara naming Vermillion and Bio-Rad as defendants. Under the lawsuit, MAS seeks an unspecified amount of damages and alleges, among other things, that Vermillion is in breach of its license agreement with MAS relating to Surface Enhanced Laser Desorption/Ionization (“SELDI”) technology as a result of Vermillion’s entry into a sublicense agreement with Bio-Rad. In connection with the Instrument Business Sale, Vermillion sublicensed to Bio-Rad certain rights to the SELDI technology that Vermillion obtained under the MAS license for use outside of the clinical diagnostics field. Vermillion retained exclusive rights to the technology for use in the field of clinical diagnostics for a five-year period, after which it will retain nonexclusive rights in that field. Vermillion filed its general denial and affirmative defense on April 1, 2008. Vermillion intends to vigorously defend this action. Given the early stage of this action, management cannot predict the ultimate outcome of this matter at this time.

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
5.	Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss as of March 31, 2008 and 2007, were as follows (in thousands):

	2008	2007
Net unrealized loss on long-term investments available-for-sale	$(392)	$—
Cumulative translation adjustment	(248)	(77)

Accumulated other comprehensive loss	$(640)	$(77)

Vermillion, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — Continued
(Unaudited)
6.	Stock-Based Compensation

No stock options were granted during the three months ended March 31, 2008. The allocation of stock-based compensation expense by functional area for the three months ended March 31, 2008 and 2007, was as follows (in thousands):

	2008	2007
Cost of products revenue	$—	$1
Research and development	34	46
Sales and marketing	33	35
General and administrative	98	107

Total	$165	$189

7.	Loss Per Share

Basic loss per share is calculated using the weighted average number of common shares outstanding during the period. Because the Company is in a net loss position, diluted loss per share is calculated using the weighted average number of common shares outstanding and excludes the effects of 3,616,037 and 1,528,612 potential common shares as of March 31, 2008 and 2007, respectively, that are antidilutive. Potential common shares include common shares issuable upon conversion of all convertible senior notes, common stock issuable under the Company’s 2000 Employee Stock Purchase Plan, and incremental shares of common stock issuable upon the exercise of outstanding stock options and warrants.

8.	Related Party Transactions

In connection with the Instrument Business Sale, Bio-Rad became a significant stockholder of Vermillion, and entered into a transition services agreement with Vermillion. Under this agreement, Bio-Rad and the Company agreed to provide each other with certain administrative and operational support and related services and share the use of certain equipment. The term of the agreement was generally six months from the closing of the asset sale but could be extended or shortened with respect to certain items upon mutual agreement by the parties. The agreement was amended in May and June 2007 to extend the term during which the parties would provide certain consulting services to each other until December 31, 2007. Either party may terminate one, some or all of the remaining services of which it is the recipient at any time upon 60 days’ advance notice. Although the agreement expired on December 31, 2007, both Vermillion and Bio-Rad are continuing to provide each other with certain administrative and operational support and related services. The parties pay each other a fee for the provision of the consulting services based on an hourly rate tied to the salary of the employee or consultant who is providing such services. For the three months ended March 31, 2008 and 2007, transitional services provided by Vermillion to Bio-Rad amounted to $17,000 and $70,000, respectively. For the three months ended March 31, 2008 and 2007, transitional services provided by Bio-Rad to Vermillion amounted to $10,000 and $22,000, respectively.

In connection with the Instrument Business Sale, Vermillion entered into a sublease agreement with Bio-Rad, pursuant to which Vermillion subleases approximately 29,000 square feet of its Fremont, California facility. Bio-Rad may use the sublet premises only for general office, laboratory, research and development, and other uses necessary to conduct their business, and may not sublet the premises without Vermillion’s consent. The sublease expires on July 31, 2008, unless terminated earlier in accordance with the terms of the sublease or master lease. Bio-Rad may terminate the sublease at any time upon six months’ written notice. Rent under the sublease is payable monthly and consists of base rent plus a proportionate share of certain other expenses including property taxes, management fees, insurance, maintenance and utilities. Rent and certain other facility related expenses are paid directly to Vermillion, and in accordance with the terms of the master lease, all payments received by Vermillion from Bio-Rad under the sublease are paid to the landlord. Under the sublease agreement, Vermillion recognized

Vermillion, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — Continued
(Unaudited)
$396,000 in base rent and $12,000 in other rental expenses for the three months ended March 31, 2008, and $383,000 in base rent and $17,000 in other rental expenses for the three months ended March 31, 2007.

Subsequent to the Instrument Business Sale, both the Company and Bio-Rad recognized business activities with each other. As of March 31, 2008, the Company owed Bio-Rad $30,000, which consisted of $22,000 for accounts receivable the Company collected on behalf of Bio-Rad and $8,000 for invoices paid by the Company that were reimbursed twice by Bio-Rad. Similarly, Bio-Rad owed the Company $49,000, which consisted of $15,000 of invoices paid by the Company on behalf of Bio-Rad, $27,000 for Bio-Rad’s portion of expenses related to facilities shared with the Company and $7,000 for transitional services provided by Vermillion to Bio-Rad. As of December 31, 2007, the Company owed Bio-Rad $50,000, which consisted of $42,000 for accounts receivable the Company collected on behalf of Bio-Rad and $8,000 for invoices paid by the Company that were reimbursed twice by Bio-Rad. Similarly, Bio-Rad owed the Company $33,000, which consisted of $15,000 of invoices paid by the Company on behalf of Bio-Rad and $18,000 for Bio-Rad’s portion of expenses related to facilities shared with the Company.

In connection with a strategic alliance agreement dated July 22, 2005, Quest became a significant stockholder of Vermillion. Pursuant to the strategic alliance agreement, Quest agreed to provide Vermillion with a $10,000,000 secured line of credit, which is collateralized by certain intellectual property of Vermillion, that may be used only for payment of certain costs and expenses directly related to the strategic alliance. Under the terms of this secured line of credit, the interest rate is at the prime rate plus 0.5% and is payable monthly. Additionally, this secured line of credit contains provisions for Quest to forgive portions of the amounts borrowed that correspond to Vermillion’s achievement of certain milestones related to development, regulatory approval and commercialization of certain diagnostic tests. The amounts to be forgiven and the corresponding milestones that Vermillion must achieve are (i) $1,000,000 for each application that allows a licensed laboratory test to be commercialized with a maximum of three applications for $3,000,000; (ii) $3,000,000 for the commercialization of the first diagnostic test kit; and (iii) $2,000,000 for each subsequent commercialization of diagnostic test kits with a maximum of two subsequent commercialized diagnostic test kits for $4,000,000. Should Vermillion fail to achieve these milestones, it would be responsible for the repayment of the outstanding principal amount and any unpaid interest on the secured line of credit on or before July 22, 2010. Vermillion has drawn on this secured line of credit in monthly increments of $417,000 on the last day of each month during the first two years of the strategic alliance. The outstanding principal balance of this secured line of credit was $10,000,000 at March 31, 2008, and December 31, 2007. Accrued interest payable related this secured line of credit was $52,000 and $67,000 as of March 31, 2008, and December 31, 2007, respectively. Interest expense related to this secured line of credit was $167,000 and $171,000 for the three months ended March 31, 2008 and 2007, respectively.

In connection with the August 29, 2007, private placement sale of Vermillion’s common stock and warrants to purchase additional shares of its common stock, Highbridge International LLC (“Highbridge”) became a significant stockholder of Vermillion. At March 31, 2008, and December 31, 2007, Highbridge held $11,100,000 in principal of the 7.00% senior convertible notes due September 1, 2011 (the “Highbridge 7.00% Notes”). Accrued interest related to the Highbridge 7.00% Notes was $65,000 and $259,000 as of March 31, 2008, and December 31, 2007, respectively. Interest expense related to the Highbridge 7.00% Notes was $225,000 and $233,000 for the three months ended March 31, 2008 and 2007, respectively.

Vermillion, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — Continued
(Unaudited)
9.	Fair Value

As of March 31, 2008, the Company had no financial liabilities that were measured at fair value on a recurring basis. The financial assets measured at fair value on a recurring basis at March 31, 2008, were as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Total Fair	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents:
Money market funds	$6,958	$6,958	$—	$—
Foreign denominated cash	519	519	—	—
Long-term investments available-for-sale:
Auction rate securities	6,043	—	—	6,043

Total	$13,520	$7,477	$—	$6,043

The Company’s financial assets measured at fair value on a recurring basis using significant Level 3 inputs as March 31, 2008, consisted solely of auction rate securities. The reconciliation of financial assets measured at fair value using significant unobservable inputs (Level 3) for the three months ended March 31, 2008, was as follows (in thousands):

Long-Term
Investments
Available-
for-Sale (Level 3) Auction Rate Securities
Balance at January 1, 2008	$—

Total realized losses included in earnings	(115)
Total unrealized losses included in other comprehensive loss	(294)
Purchases and sales	—
Transfers into Level 3	6,452

Balance at March 31, 2008	$6,043

Total losses for the three months ended March 31, 2008, included in earnings attributable to the change in unrealized losses relating to assets still held at the reporting date	$(115)

At March 31, 2008, long-term investments available-for-sale measured at fair value using Level 3 inputs consisted of $6,043,000 invested in auction rate securities. The recent failure of auctions and the lack of market activity and liquidity required that these securities be measured using Level 3 inputs. The fair value of our auction rate securities was determined using a probability weighted discounted cash flow analysis that is consistent with the market approach, income approach and cost approach of a valuation technique. Assumptions used by the Company included estimates of (i) when a successful auction would occur or the securities would be redeemed, (ii) a discount rate commensurate with the implied risk associated with holding the auction rate securities and (iii) cash flow stream. The valuation of the Company’s Auction Rate Securities is subject to uncertainties that are difficult to predict. Factors that may impact its valuation include changes to credit ratings of the securities and to the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral value, discount rates and ongoing strength and quality of market credit and liquidity.

The underlying assets of the auction rate securities were measured using Level 3 inputs due to the failure of the auction market, based on the Company’s assessment of the underlying collateral, the creditworthiness of the issuers of the securities, and the Company’s ability to hold these securities until anticipated recovery, which could be at

Vermillion, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — Continued
(Unaudited)
final maturity. Based on such assessment, the Company recognized an other-than-temporary impairment of $115,000 for the three months ended March 31, 2008. The other-than-temporary impairment is included in other income, net of the consolidated statement of operations.

10.	Subsequent Event

In a letter from the Company to Bio-Rad dated May 1, 2008, the Company exercised its right to terminate the November 13, 2006, manufacture and supply agreement for convenience upon 180 days’ written notice. Consequently, termination of the agreement will become effective on October 28, 2008.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
FORWARD LOOKING STATEMENTS
Vermillion, Inc. (“Vermillion”) and its wholly-owned subsidiaries (collectively the “Company”) has made statements in this Quarterly Report on Form 10-Q that are deemed forward-looking statements for purposes of the safe harbor provisions under the Private Securities Litigation Reform Act of 1995. The Company claims the protection of such safe harbor, and disclaims any intent or obligation to update any forward-looking statement. You can identify these statements by forward-looking words such as “may”, “will”, “expect”, “intend”, “anticipate”, “believe”, “estimate”, “plan”, “could”, “should” and “continue” or similar words. These forward-looking statements may also use different phrases. The Company has based these forward-looking statements on management’s (“we”, “us” or “our”) current expectations and projections about future events. Examples of forward-looking statements include the following statements:
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
These statements are subject to significant risks and uncertainties, including those identified in Part II Item 1A, “Risk Factors”, that could cause actual results to differ materially from those projected in such forward-looking statements due to various factors, including our ability to generate sales after completing development of new diagnostic products; managing the Company’s operating expenses and cash resources that is consistent with our plans; our ability to conduct new diagnostic product development using both Vermillion’s internal research and development resources, and collaboration partners within the budgets and time frames we have established; the ability of the ProteinChip technology to discover protein biomarkers that have diagnostic, theranostic and/or drug development utility; the continued emergence of proteomics as a major focus of biological research and drug discovery; and our ability to protect and promote Vermillion’s proprietary technologies. We believe it is important to communicate our expectations to Vermillion’s investors. However, there may be events in the future that we are not able to accurately predict or that we do not fully control that could cause actual results to differ materially from those expressed or implied in the Company’s forward-looking statements.

Overview
Vermillion was originally incorporated in California on December 9, 1993, under the name Abiotic Systems. In March 1995, Abiotic Systems changed its corporate name to Ciphergen Biosystems, Inc., and subsequently on June 21, 2000, it reincorporated in Delaware. Under the name Ciphergen Biosystems, Inc., Vermillion had its initial public offering on September 28, 2000. On November 13, 2006, the Company sold assets and liabilities of its protein research products and collaborative services business (the “Instrument Business Sale”) to Bio-Rad Laboratories, Inc. (“Bio-Rad”) in order to concentrate the Company’s resources on developing clinical protein biomarker diagnostic products and services. On August 21, 2007, Ciphergen Biosystems, Inc. changed its corporate name to Vermillion, Inc. In conjunction with the name change, Vermillion changed its common stock ticker symbol on the NASDAQ Capital Market from “CIPH” to “VRML”. Vermillion had a 1 for 10 reverse stock split of Vermillion’s common stock effective at the close of business on March 3, 2008. Accordingly, all share and per share amounts were adjusted to reflect the impact of the 1 for 10 reverse stock split in this Quarterly Report on Form 10-Q.
The Company is dedicated to the discovery, development and commercialization of novel diagnostic tests that help physicians diagnose, treat and improve outcomes for patients. Vermillion utilizes advanced protein separation methods to identify and resolve variants of specific biomarkers (known as “translational proteomics”) for developing a procedure to measure a property or concentration of an analyte (known as an “assay”) and commercializing novel diagnostic tests. The Company’s expenses consist primarily of research and development costs related to its diagnostics efforts; sales and marketing expenses; and general and administrative costs, which include accounting and auditing expenses.
Through collaborations with leading academic and research institutions, including The Johns Hopkins University School of Medicine (“JHU”), The University of Texas M.D. Anderson Cancer Center, University College London, The University of Texas Medical Branch, The Katholieke Universiteit Leuven, The Ohio State University Research Foundation and Stanford University, we plan to develop diagnostic tests in the fields of oncology, hematology, cardiology and women’s health. Vermillion will also address clinical questions related to early stage disease detection, treatment response, monitoring of disease progression, prognosis and others. These research collaborations have provided Vermillion with the clinical data and intellectual property portfolio that form the basis of Vermillion’s product pipeline. Vermillion is now engaged in product development and commercialization of discoveries made under these collaborations.
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
We expect to incur losses for at least the next year. Due to the Instrument Business Sale, the Company will have limited revenues until its diagnostic tests are developed and successfully commercialized. To become profitable, the Company will need to complete development of key diagnostic tests, obtain United States Food and Drug Administration (the “FDA”) approval and successfully commercialize its products. The Company has a limited history of operations in developing diagnostic tests, and we anticipate that the Company’s quarterly results of operations will fluctuate for the foreseeable future due to several factors, including market acceptance of current and new products, the timing and results of the Company’s research and development efforts, the introduction of new products by the Company’s competitors and possible patent or license issues. The Company’s limited operating history as a diagnostics business makes accurate prediction of future results of operations difficult.
Recent Developments
In a letter from the Company to Bio-Rad dated May 1, 2008, the Company exercised its right to terminate the November 13, 2006, manufacture and supply agreement for convenience upon 180 days’ written notice. Consequently, termination of the agreement will become effective on October 28, 2008.

During April 2008, the United States Patent and Trademark Office issued United States Patent No. 7,341,838 to Vermillion for the discovery of novel forms of brain natriuretic peptide (“BNP”). This discovery could potentially improve upon the current standard of care in diagnosing and treating cardiovascular disease and ultimately lead to the development of an improved next-generation assay that might provide physicians with additional, valuable information to stratify patients at risk for cardiovascular disease, including stroke and congestive heart failure. BNP is secreted by the heart and indicates how well the muscle is working. Normally, only a low amount of BNP is found in the blood. However, if the heart has to work harder than usual over an extended period of time the heart releases more BNP. Elevated levels of BNP can signify congestive heart failure.
Effective April 9, 2008, Vermillion appointed John F. Hamilton to serve on its Board of Directors and as Chairman of the Audit Committee of the Board of Directors. Mr. Hamilton replaces Judy Bruner, who resigned from the Board of Directors on April 8, 2008, for personal reasons, and was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices. Mr. Hamilton will receive an initial grant of stock options to purchase 2,500 shares of Vermillion’s common stock, which will vest in equal monthly installments over a twenty-four month period, at an exercise price equal to the fair market value of the Vermillion’s common stock on the date of grant. In addition, Mr. Hamilton will be entitled to receive annual compensation consistent with Vermillion’s compensation policy both for his continued service as a non-employee Director and as Chairman of the Audit Committee. Prior to this appointment, Mr. Hamilton served as vice president and chief financial officer of Depomed, Inc., a specialty pharmaceutical company. Mr. Hamilton began his career in the banking industry and went on to hold senior financial positions at several biopharmaceutical companies including Glyko, Inc., which is now BioMarin Pharmaceuticals, and Chiron Corporation. He sits on the regional board of directors of the Association of Bioscience Financial Officers and is a past-president of the Treasurers Club of San Francisco. Mr. Hamilton received his M.B.A. from the University of Chicago and his B.A. in International Relations from the University of Pennsylvania.
On March 20, 2008, Vermillion announced its preliminary results from a clinical trial evaluating its ovarian tumor triage test. The study met its primary endpoints in that the ovarian tumor triage test successfully stratified women with pelvic masses into high-risk and low-risk categories, thereby enabling a more informed determination of which patients should be referred to a specialist prior to surgery. These results indicate that the use of the ovarian tumor triage test could significantly increase the percentage of high-risk cases referred to the appropriate specialist for treatment, ultimately improving survival rates. Vermillion’s novel ovarian biomarker panel ruled out malignancy with approximately 95% certainty or negative predictive value. Negative predictive value is the probability that the patient is free of disease based on diagnostic evaluation. The novel ovarian biomarker panel also showed approximately 90% sensitivity for detecting malignant ovarian tumors. The prospective clinical trial was one of the largest ever conducted and assessed more than 550 patients with a confirmed adnexal mass at 27 clinical trial sites in the United States. Vermillion plans to finalize the ovarian tumor triage test clinical trial data evaluation and submit the ovarian tumor triage test clinical trial data to the United States Food and Drug Administration (the “FDA”) for clearance as an in vitro diagnostic (“IVD”) test during the three months ended June 30, 2008.
In an effort to further streamline operations, the Company reduced its workforce by 9 employees during March 2008. As a result of the reduction in workforce, the Company had 19 employees as of March 31, 2008.
On February 22, 2008, the staff of the NASDAQ Listing Qualifications Department (the “Staff”) notified Vermillion that it did not comply with Marketplace Rule 4310(c)(3) for continued inclusion on the NASDAQ Capital Market due to its noncompliance with the $35,000,000 market value of listed securities requirement for the previous 10 consecutive business days. Pursuant to Marketplace Rule 4310(c)(8)(C), Vermillion was granted 30 days, or until March 24, 2008, to regain compliance with the market value of listed securities requirement. Vermillion did not regain compliance by March 24, 2008, and on March 25, 2008, Vermillion received written notification from the Staff (the “Staff Determination Notice”) that Vermillion’s securities were subject to delisting unless Vermillion requested a hearing before a NASDAQ Listing Qualifications Panel (the “Panel”). Vermillion subsequently requested a hearing before the Panel, which stayed the delisting action by the Staff. On May 1, 2008, Vermillion attended a hearing before the Panel to appeal the Staff Determination Notice, however, the Panel has not yet rendered its decision. There can be no assurance that the Panel will grant Vermillion’s request for continued listing on the NASDAQ Capital Market.
On September 6, 2007, Vermillion was notified by NASDAQ Listing Qualifications that Vermillion’s common stock bid price closed below the minimum $1.00 per share requirement for continued inclusion by Marketplace Rule 4310(c)(4), and as required by Marketplace Rule 4310(c)(8)(D), Vermillion had 180 days, or until March 4, 2008, to regain compliance. To regain compliance, the bid price of Vermillion’s common stock must close at $1.00 per share or more for a minimum of 10 consecutive business days. In an effort to meet the minimum $1.00 per share requirement for continued inclusion by Marketplace Rule 4310(c)(4), Vermillion held a Special Meeting of Stockholders on February 14, 2008. At the Special Meeting of Stockholders, the stockholders of Vermillion approved the proposal to authorize the Board of Directors in its discretion, without further authorization of Vermillion’s stockholders, to amend Vermillion’s Certificate of Incorporation to effect a reverse split of Vermillion’s common stock by a ratio of between 1 for 6 to 1 for 10. To regain compliance with Marketplace Rule 4310(c)(4), the Board of Directors approved on February 15, 2008, a 1 for 10 reverse stock split (the “Reverse Stock Split”) of Vermillion’s common stock effective at the close of business on Monday, March 3, 2008. On March 4, 2008, Vermillion’s common stock began trading under the Reverse Stock Split basis. Additionally, beginning on March 4, 2008, Vermillion’s common stock was traded for a period of 20 trading days under the ticker symbol “VRMLD” as an interim symbol to denote its new status. After this 20 trading day period, Vermillion’s common stock resumed trading under the ticker symbol “VRML”. Subsequently, on March 18, 2008, NASDAQ Listing Qualifications notified Vermillion it had regained compliance with Marketplace Rule 4310(c)(4) with Vermillion’s common stock closing above $1.00 per share or greater for at least 10 consecutive business days.
On January 30, 2008, Vermillion renewed its research collaboration agreement with JHU. The agreement has an effective period from January 1, 2008, through December 31, 2010, with automatic one-year extensions for up to three additional years unless terminated by Vermillion or JHU. Additionally, on February 29, 2008, Vermillion entered into an agreement to exclusively license the peripheral arterial disease (“PAD”) assay from Stanford University.
Critical Accounting Policies and Significant Estimates
The Company has made no significant changes in its critical accounting policies and significant estimates from those disclosed in its Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
Recently Adopted Accounting Pronouncements
Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities
On January 1, 2008, the Company adopted Emerging Issues Task Force (the “EITF”) Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities. EITF Issue No. 07-3 requires companies to defer and capitalize prepaid, nonrefundable research and development payments to third parties over the period that the research and development activities are performed or the services are provided, subject to an assessment of recoverability. The Company’s adoption of EITF Issue No. 07-3 had no impact on its consolidated financial statements.
Fair Value Option for Financial Assets and Financial Liabilities
On January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115. SFAS No. 159 provides entities with an option to report selected financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. The Company has elected not to report selected financial assets and liabilities at fair value, and accordingly, there was no impact upon adoption of SFAS No. 159 to its consolidated financial statements.
Fair Value Measurements
On January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements, on a prospective basis for its financial assets and liabilities as well as for nonfinancial assets and liabilities that are recognized or disclosed at fair value on a recurring basis in the consolidated financial statements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. As defined in SFAS No.157, fair value is the price that would be received for asset when sold or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The adoption of SFAS No. 157 for its financial assets and liabilities as well as for nonfinancial assets and liabilities that are recognized or disclosed at fair value on a recurring basis in the consolidated financial statements had no impact on the consolidated financial statements. In February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS No. 157 for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis, until fiscal years beginning after November 15, 2008. The Company’s adoption of SFAS No. 157 for nonfinancial assets and liabilities measured at fair value on a nonrecurring basis is not expected to have a material impact on its consolidated financial statements.
Recent Accounting Pronouncements to be Adopted
Disclosures about Derivative Instruments and Hedging Activities
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133. SFAS No. 161 amends and expands the disclosure requirements with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact of adopting SFAS No. 161 will have on its consolidated financial statements.
Accounting for Business Combinations
In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, which replaces SFAS No. 141, Business Combinations. SFAS No. 141(R) retains the fundamental requirements that the acquisition method of accounting, which was called the purchase method under SFAS No. 141, be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141(R) requires an acquirer to measure the assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values at the acquisition date, with limited exceptions. This replaces the cost-allocation process under SFAS No. 141, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. SFAS No. 141(R) also requires the acquirer in a business combination achieved in stages, which is sometimes referred to as a step acquisition, to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values or other amounts determined in accordance with SFAS No. 141(R). SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15,

2008. An entity may not apply it before that date. The Company is currently evaluating the impact of adopting SFAS No. 141(R) will have on its consolidated financial statements.
Accounting for Collaboration Arrangements Related to the Development and Commercialization of Intellectual Property
In November 2007, the EITF reached a consensus on EITF Issue No. 07-01, Accounting for Collaboration Arrangements Related to the Development and Commercialization of Intellectual Property, which is focused on how the parties to a collaborative agreement should account for costs incurred and revenue generated on sales to third parties, how sharing payments pursuant to a collaboration agreement should be presented in the income statement and certain related disclosure questions. EITF Issue No. 07-01 is to be applied retrospectively for collaboration arrangements in fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of adopting EITF Issue No. 07-01 will have on its consolidated financial statements.

Results of Operations
Three Months Ended March 31, 2008, Compared to Three Months Ended March 31, 2007
The selected summary financial and operating data of Vermillion for the three months ended March 31, 2008 and 2007, were as follows (dollars in thousands):

	Three Months Ended March 31,		Increase (Decrease)
	2008	2007	Amount	%
Revenue:
Products	$5	$—	$5	—
Services	48	21	27	128.57

Total revenue	53	21	32	152.38

Cost of revenue:
Products	2	—	2	—
Services	20	15	5	33.33

Total cost of revenue	22	15	7	46.67

Gross profit	31	6	25	416.67

Operating expenses:
Research and development	1,875	1,990	(115)	(5.78)
Sales and marketing	893	477	416	87.21
General and administrative	1,827	3,197	(1,370)	(42.85)

Total operating expenses	4,595	5,664	(1,069)	(18.87)

Loss from operations	(4,564)	(5,658)	(1,094)	(19.34)

Interest income	185	164	21	12.80
Interest expense	(541)	(526)	15	2.85
Other income (expense), net	24	(21)	(45)	(214.29)

Loss before income taxes	(4,896)	(6,041)	(1,145)	(18.95)
Income tax benefit (expense)	50	(6)	(56)	(933.33)

Net loss	$(4,846)	$(6,047)	$(1,201)	(19.86)

Products Revenue. Products revenue of $5,000 was generated from the sales of thrombotic thrombocytopenic purpura (“TTP”) test component material to The Ohio State University Research Foundation (“OSU”) for the three months ended March 31, 2008. There was no products revenue for the three months ended March 31, 2007.
Services Revenue. Services revenue increased to $48,000 for the three months ended March 31, 2008, from $21,000 for the same period in 2007. Services revenue was generated from support services provided to a customer in accordance with a consortium agreement, which expired on March 31, 2008.
Cost of Products Revenue. Cost of products revenue related the sales of thrombotic thrombocytopenic purpura (“TTP”) test component material to OSU was $2,000 for the three months ended March 31, 2008. There was no cost of products revenue for the three months ended March 31, 2007.
Cost of Services Revenue. Cost of services revenue increased to $20,000 for the three months ended March 31, 2008, from $15,000 for the same period in 2007. Cost of services revenue were costs associated with support services provided to a customer in accordance with a consortium agreement, which expired on March 31, 2008.
Research and Development Expenses. Research and development expenses decreased by $115,000, or 5.8%, to $1,875,000 for the three months ended March 31, 2008, from $1,990,000 for the same period in 2007. This decrease was primarily due to the reductions in employee headcount to seven at March 31, 2008, from thirteen at March 31, 2007, and, correspondingly, salaries, payroll taxes, employee benefits and stock-based compensation decreased by

$120,000. Stock-based compensation expense included in research and development expenses was $34,000 and $46,000 for the three months ended March 31, 2008 and 2007, respectively.
Sales and Marketing Expenses. Sales and marketing expenses increased by $416,000, or 87.2%, to $893,000 for the three months ended March 31, 2008, from $477,000 for the same period in 2007. The increase was primarily due to the increase in employee headcount to six at March 31, 2008, from five at March 31, 2007, and the higher number of senior level positions at March 31, 2008, compared to March 31, 2007. As a result salaries, payroll taxes, employee benefits and stock-based compensation increased by $278,000. This also resulted in an increase to outside services by $86,000. Stock-based compensation expense included in sales and marketing expenses was $33,000 and $35,000 for the three months ended March 31, 2008 and 2007, respectively.
General and Administrative Expenses. General and administrative expenses decreased by $1,370,000, or 42.9%, to $1,827,000 for the three months ended March 31, 2008, from $3,197,000 for the same period in 2007. The decrease was primarily due to the reduction in legal fees of $349,000, which reflects the legal work related to the filing of new patent applications, Health Discovery Corporation lawsuit and reexamination certificate confirming United States Patent No. 6,734,022 during the three months ended March 31, 2007; accounting and audit fees of $227,000, which reflects the reduction of accounting and audit work corresponding to the reduced operations of the Company; and other professional services of $330,000, which reflects consulting fees to support the Company’s financial reporting obligations for the three months ended March 31, 2007. Additionally, employee headcount declined to six at March 31, 2008, from thirteen at March 31, 2007, and, correspondingly, salaries, payroll taxes, employee benefits and stock-based compensation decreased by $284,000. Stock-based compensation expense included in general and administrative expenses was $98,000 and $107,000 for the three months ended March 31, 2008 and 2007, respectively.
Interest Income. Interest income was $185,000 for the three months ended March 31, 2008, compared to $164,000 for the same period in 2007. Interest income increased primarily due to higher interest yields received from investments available-for-sale.
Interest Expense. Interest expense was $541,000 for the three months ended March 31, 2008, compared to $526,000 for the same period in 2007. Interest expense in both periods consisted largely of interest related to our convertible senior notes and borrowings from Quest. Interest expense included the amortization of the beneficial conversion feature associated with the convertible senior notes amounting to $57,000 and $38,000 for the three months ended March 31, 2008 and 2007, respectively.
Other Income (Expense), Net. Net other income was $24,000 for the three months ended March 31, 2008, compared to net other expense of $21,000 for the same period in 2007. Net other income for three months ended March 31, 2008, included the net realized foreign currency exchange gain of $166,000 due to the increase in foreign currency exchange rates, and was offset by the offering costs amortization related to the convertible senior notes of $18,000 and the other-than-temporary charge on investments available-for-sale of $115,000. Net other expense for the three months ended March 31, 2007, included the offering costs amortization related to the convertible senior notes of $14,000.
Income Tax Benefit (Expense). Income taxes were a benefit of $50,000 for the three months ended March 31, 2008, compared to an expense of $6,000 for the same period in 2007. The income tax benefit was due to foreign income tax refunds.

Liquidity and Capital Resources
From the Company’s inception through March 31, 2008, the Company has financed its operations principally with $229,353,000 from the sales of products and services to customers and $182,783,000 of net proceeds from equity financings. This includes net proceeds of $92,435,000 from Vermillion’s initial public offering on September 28, 2000; net proceeds of $26,902,000 from Vermillion’s Series E Preferred Stock financing in March 2000; net proceeds of $14,954,000 from the sale of 622,500 shares of Vermillion common stock and a warrant to purchase 220,000 shares of Vermillion common stock to Quest on July 22, 2005; net proceeds of $3,000,000 from the sale of 308,642 shares of Vermillion common stock to Bio-Rad in connection with the Instrument Business Sale on November 13, 2006; and net proceeds of $18,934,000 from the sale of 2,451,309 shares of Vermillion common stock and warrants for 1,961,047 shares of Vermillion common stock to a group of new and existing investors on August 29, 2007. Additionally, in connection with the strategic alliance agreement dated July 22, 2005, with Quest, Vermillion has drawn $10,000,000 from this secured line of credit as of December 31, 2007, solely to fund certain development activities related to its strategic alliance. On August 23, 2003, Vermillion received net proceeds of $28,134,000 from the sale of $30,000,000 in aggregate principal of the 4.50% convertible senior notes due September 1, 2008, of which $27,500,000 in aggregate principal was subsequently exchanged and redeemed on November 15, 2006, for $16,500,000 in aggregate principal of the 7.00% convertible senior notes due September 1, 2011, and $11,000,000 in cash. The Company also received net proceeds of $15,218,000 from the Instrument Business Sale to Bio-Rad on November 13, 2006, and an additional $2,000,000 withheld by Bio-Rad related to the United States Patent and Trademark Office issuance of the reexamination certificate of the United States Patent No. 6,734,022 on October 23, 2007. The Company received net proceeds of $27,011,000 from the sale of its BioSepra business on November 24, 2004, and an additional $1,021,000, including interest, held in an interest-bearing escrow account for one year after the sale on December 1, 2005.
Cash and cash equivalents at March 31, 2008 and December 31, 2007, were $8,283,000 and $7,617,000, respectively. Working capital at March 31, 2008 and December 31, 2007, was $2,097,000 and $8,534,000, respectively. The decrease in working capital for the three months ended March 31, 2008, was principally due to funds used to finance operating losses of $4,846,000, the transfer of Bio-Rad’s Fremont facility building deposit from other liabilities to accrued liabilities and the transfer of investments available-for-sale from short-term to long-term investments of $2,550,000, which was offset by the transfer of Fremont facility building deposit from other assets to prepaid expenses and other current assets.
Net cash used in operating activities was $5,538,000 for the three months ended March 31, 2008, primarily as a result of the $4,846,000 net loss reduced by $666,000 of noncash expenses that included depreciation and amortization of $311,000, other than temporary charge on investments of $115,000, stock-based compensation of $165,000 and amortization of convertible senior notes discount of $57,000. Net cash used in operating activities was also increased by $1,358,000 of cash used in changes in operating assets and liabilities.
Net cash provided by investing activities was $6,322,000 for the three months ended March 31, 2008, which primarily resulted from the net sales of investments available-for-sale of $6,325,000.
At March 31, 2008, the Company’s investments consisted of $6,043,000 invested in auction rate securities, which were classified as available-for-sale long-term investments as a result of certain auction rate securities failing to settle at auctions prior to March 31, 2008. These auction rate securities have a rating of AAA by a major credit rating agency. These auction rate securities provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, which is generally every 28 days. Upon an auction failure, the interest rates do not reset at a market rate but instead reset based on a formula contained in the security, which rate is generally higher than the current market rate. The failure of the auctions means the Company may be unable to liquidate its auction rate securities into cash until a future auction of these investments is successful or the auction rate security is refinanced by the issuer into another type of debt instrument. The Company recognized an other-than-temporary impairment of $115,000 for the three months ended March 31, 2008, to reduce the carrying amount of two auction rate securities from $1,000,000 to $885,000. The other-than-temporary impairment was a result of multiple auction failures for these auction rate securities and the Company’s inability to hold these auction rate securities until the recovery of the par amount due to operating cash requirements within the next twelve months. The other-than-temporary impairment is included in other income, net of the consolidated statement of operations. The Company continues to earn interest on the investments that failed to settle at auction, at the maximum contractual rate. The Company will continue to monitor the value of its auction rate securities each reporting period for a possible impairment if a decline in fair value occurs.
Net cash provided by financing activities was $7,000 for the three months ended March 31, 2008.

The Company has incurred significant net losses and negative cash flows from operations since inception. At March 31, 2008, the Company had an accumulated deficit of $243,988,000. On November 13, 2006, the Company completed the Instrument Business Sale to Bio-Rad, and as a result the Company currently concentrates its resources on developing clinical protein biomarker diagnostic products and services, and it does not expect to generate substantial revenue until certain diagnostic tests are cleared by the FDA and commercialized. Management believes that current available resources will not be sufficient to fund the Company’s planned expenditures over the next twelve months. The Company’s ability to continue to meet its obligations and to achieve its business objectives is dependent upon, among other things, liquidating its investments in auction rate securities, raising additional capital or generating sufficient revenue in excess of costs. At such time as the Company requires additional funding, the Company will seek to raise such additional funding from various possible sources, including the public equity market, private financings, sales of assets, collaborative arrangements and debt. If Vermillion raises additional capital through the issuance of equity securities or securities convertible into equity, stockholders will experience dilution, and such securities may have rights, preferences or privileges senior to those of the holders of common stock or convertible senior notes. If the Company obtains additional funds through arrangements with collaborators or strategic partners, the Company may be required to relinquish its rights to certain technologies or products that it might otherwise seek to retain. There can be no assurance that the Company will be able to obtain such financing, or obtain it on acceptable terms. If the Company is unable to obtain financing on acceptable terms, it may be unable to execute its business plan, the Company could be required to delay or reduce the scope of its operations, and the Company may not be able to pay off the convertible senior notes if and when they come due.
The Company’s inability to operate profitably and to generate cash flows consistently from operations and its reliance on external funding either from loans or from equity, raise substantial doubt about the Company’s ability to continue as a going concern.

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

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
On September 17, 2007, Molecular Analytical Systems (“MAS”) filed a lawsuit in the Superior Court of California for the County of Santa Clara naming Vermillion, Inc. (“Vermillion”; Vermillion and its wholly-owned subsidiaries are collectively referred to as the “Company”) and Bio-Rad Laboratories, Inc. (“Bio-Rad”) as defendants. Under the lawsuit, MAS seeks an unspecified amount of damages and alleges, among other things, that Vermillion is in breach of its license agreement with MAS relating to SELDI technology as a result of Vermillion’s entry into a sublicense agreement with Bio-Rad. In connection with the Instrument Business Sale, Vermillion sublicensed to Bio-Rad certain rights to the SELDI technology that Vermillion obtained under the MAS license for use outside of the clinical diagnostics field. Vermillion retained exclusive rights to the technology for use in the field of clinical diagnostics for a five-year period, after which it will retain nonexclusive rights in that field. Vermillion filed its general denial and affirmative defense on April 1, 2008. Vermillion intends to vigorously defend this action. Given the early stage of this action, management cannot predict the ultimate outcome of this matter at this time.
In addition, from time to time, the Company is involved in legal proceedings and regulatory proceedings arising out of its operations. Other than as disclosed above, the Company is not currently a party to any proceeding, the adverse outcome of which would have a material adverse effect on the Company’s financial position or results of operations.

Item 1a. Risk Factors
You should carefully consider the following risk factors and uncertainties together with all of the other information contained in this Quarterly Report on Form 10-Q, Vermillion, Inc. (“Vermillion”) and subsidiaries’ (collectively referred to as the “Company”) Annual Report on Form 10-K for the year ended December 31, 2007, including the audited consolidated financial statements and accompanying notes, and the Company’s other filings from time to time with the Securities and Exchange Commission. The risks and uncertainties management (“we”, “us” or “our”) describes below are the only ones the Company faces. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also adversely affect the Company’s business.
At the February 14, 2008, Special Meeting of Stockholders, the stockholders of Vermillion approved the proposal to authorize the Board of Directors in its discretion, without further authorization of Vermillion’s stockholders, to amend Vermillion’s Certificate of Incorporation to effect a reverse split of Vermillion’s common stock by a ratio of between 1 for 6 to 1 for 10. On February 15, 2008, Vermillion’s Board of Directors approved a 1 for 10 reverse stock split (the “Reverse Stock Split”) of Vermillion’s common stock effective at the close of business on Monday, March 3, 2008. Accordingly, all share and per share amounts were adjusted to reflect the impact of the 1 for 10 reverse stock split in this Quarterly Report on Form 10-Q.
Risks Related to the Company’s Business
We expect to continue to incur net losses in 2008. If we are unable to generate significant diagnostic products revenue, the Company may never achieve profitability.
From the Company’s inception through March 31, 2008, the Company has generated cumulative revenue from the sale of products and services to customers of $229,353,000 and has incurred net losses of $243,988,000. The Company has experienced significant operating losses each year since its inception and we expect these losses to continue for at least the next year, resulting in an expected net loss for the year ending December 31, 2008. For example, the Company experienced net losses of $4,846,000 for the three months ended March 31, 2008, and $21,282,000 for the year ended December 31, 2007. The Company’s losses have resulted principally from costs incurred in research and development, sales and marketing, litigation, and general and administrative costs associated with the Company’s operations. These costs have exceeded the Company’s gross profit, which was generated principally from product sales derived from protein research products and service income derived from the collaborative services business (the “Instrument Business”). On November 13, 2006, the Company sold the assets and liabilities of the Instrument Business (the “Instrument Business Sale”) to Bio-Rad Laboratories, Inc. (“Bio-Rad”). We expect to incur additional operating losses that may be substantial. The Company’s failure to become and remain profitable may depress the market price of Vermillion’s common stock and impair the Company’s ability to raise capital and continue our operations. Even if the Company does achieve profitability, the Company may not be able to sustain or increase profitability on a quarterly or annual basis.
We will need to raise additional capital for the Company in the future, and if we are unable to secure adequate funds on terms acceptable to us, we may be unable to execute our business plan.
We believe that the Company’s current cash balances will not be sufficient to fund planned expenditures. This raises substantial doubt about the Company’s ability to continue as a going concern. During 2008, we will need to raise additional funds through the issuance of equity or debt securities, or a combination thereof, in the public or private markets in order to continue operations. Additional financing opportunities may not be available, or if available, may not be on favorable terms. The availability of financing opportunities will depend, in part, on market conditions, and the outlook for the Company. Any future equity financing would result in substantial dilution to Vermillion’s stockholders. If we raise additional funds by issuing debt, the Company may be subject to limitations on its operations, through debt covenants or other restrictions. If adequate and acceptable financing is not available, we may have to delay development or commercialization of certain Vermillion products or license to third parties the rights to commercialize certain Vermillion products or technologies that we would otherwise seek to commercialize. We may also reduce the Company’s marketing or other resources devoted to Vermillion’s products. Any of these options could reduce our ability to successfully execute our business plan.

If the ovarian tumor triage test clinical trial data evaluation is delayed, the Company may not have sufficient funds to support the submission of the ovarian tumor triage test clinical trial data to the United States Food and Drug Administration.
Vermillion plans to finalize the ovarian tumor triage test clinical trial data evaluation and submit the ovarian tumor triage test clinical trial data to the United States Food and Drug Administration (the “FDA”) for clearance as an in vitro diagnostic (“IVD”) test during the three months ended June 30, 2008. Our inability to complete the ovarian tumor triage test clinical trial data evaluation within the prescribed timeframe could postpone or halt the submission the ovarian tumor triage test clinical trial data to the FDA due to insufficient funds. Additionally, any postponement related to ovarian tumor triage test clinical trial data evaluation will ultimately defer the FDA approval process and commercialization of the ovarian tumor triage test, which would adversely affect the Company's consolidated revenues, results of operations and financial condition.
Substantial leverage and debt service obligations may adversely affect the Company’s consolidated cash flows.
As of March 31, 2008, Vermillion had $19,000,000 of outstanding principal related to the convertible senior notes and $10,000,000 outstanding under Vermillion’s secured line of credit with Quest Diagnostics Incorporated (“Quest”). As a result of this indebtedness, the Company has high principal and interest payment obligations. The degree to which the Company is leveraged could, among other things:
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
The Company holds auction rate securities in its portfolio of investments. Due to failed auctions for some of the Company’s auction rate investments through March 31, 2008, the Company is currently unable to liquidate its auction rate securities into cash. If the Company is unable to liquidate its investments in auction rate securities within the next several months, other financing sources will be required in order to continue operations.
At March 31, 2008, the Company’s investments consisted of $6,043,000 invested in auction rate securities, which were classified as available-for-sale long-term investments as a result of certain auction rate securities failing to settle at auctions prior to March 31, 2008, and as of April 30, 2008. These auction rate securities have a rating of AAA by a major credit rating agency. These auction rate securities provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, which is generally every 28 days. Upon an auction failure, the interest rates do not reset at a market rate but instead reset based on a formula contained in the security, which rate is generally higher than the current market rate. The failure of the auctions means the Company may be unable to liquidate its auction rate securities into cash until a future auction of these investments is successful or the auction rate security is refinanced by the issuer into another type of debt instrument. The net unrealized loss on marketable securities available-for-sale was $392,000 at March 31, 2008. Additionally, the Company recognized an other-than-temporary impairment of $115,000 for the three months ended March 31, 2008, to reduce the carrying amount of two auction rate securities from $1,000,000 to $885,000. The other-than-temporary impairment was a result of multiple auction failures for these auction rate securities and the Company’s inability to hold these auction rate securities until the recovery of the par amount due to operating cash requirements with in the next twelve months. If the Company is unable to liquidate its investments in auction rate securities or there is additional other-than-temporary impairment in the market value of its investments in auction rate securities, this will have an adverse effect on the Company’s business, consolidated results of operations, financial condition and cash flows, and may increase the volatility of Vermillion’s common stock price. In addition, if the Company is unable to liquidate its investments in auction rate securities or borrow against these investments within the next several months, the Company will require other financing sources in order to continue operations, and there can be no assurance that other funding sources will be available.

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
On July 22, 2005, Vermillion entered into a strategic alliance with Quest, which focuses on commercializing up to three diagnostic tests chosen from Vermillion’s pipeline. The term of the agreement ends on the later of (i) the three-year anniversary of the agreement and (ii) the date on which Quest commercializes the three diagnostic tests covered by such agreement. If this strategic alliance does not continue for its full term or if Quest fails to proceed to diligently perform its obligations as a part of the strategic alliance, such as independently developing, validating, and commercializing potential diagnostic tests, our ability to commercialize Vermillion’s potential diagnostic tests would be seriously harmed. Due to the current uncertainty with regard to the FDA regulation of analyte specific reagents (“ASRs”) or, for other reasons, Quest may elect to forgo development of ASR “home brew” laboratory tests and instead elect to wait for the development of IVD test kits, which would adversely affect the Company’s revenues. If we elect to increase the Company’s expenditures to fund in-house diagnostic development programs or research programs, the Company will need to obtain additional capital, which may not be available on acceptable terms, or at all.
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
As of March 31, 2008, Vermillion has drawn $10,000,000 from the secured lined of credit in connection with its strategic alliance with Quest. Vermillion borrowed in monthly increments of $417,000 over a two-year period, and made monthly interest payments. Funds from this secured line of credit may only be used for certain costs and expenses directly related to the strategic alliance, with forgiveness of the repayment obligations based upon Vermillion’s achievement of milestones related to the development, regulatory approval and commercialization of certain diagnostic tests. Should Vermillion fail to achieve these milestones, Vermillion would be responsible for the repayment of the outstanding principal amount and any unpaid interest on the secured line of credit on or before July 22, 2010, which would materially adversely affect the Company’s consolidated results of operations and financial condition.
If a competitor infringes Vermillion’s proprietary rights, the Company may lose any competitive advantage it may have as a result of diversion of our time, enforcement costs and the loss of the exclusivity of Vermillion’s proprietary rights.
The Company’s success depends in part on our ability to maintain and enforce Vermillion’s proprietary rights. The Company relies on a combination of patents, trademarks, copyrights and trade secrets to protect Vermillion’s technology and brand. In addition to Vermillion’s licensed Surfaced Enhanced Laser Desorption/Ionization (“SELDI”) technology, Vermillion has also submitted patent applications covering biomarkers that may have diagnostic or therapeutic utility. Vermillion’s patent applications may not result in additional patents being issued.
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
The Company also relies upon the skills, knowledge and experience of its technical personnel. To help protect Vermillion’s rights, we require all employees and consultants to enter into confidentiality agreements that prohibit the disclosure of confidential information. These agreements may not provide adequate protection for the Company’s trade secrets, knowledge or other proprietary information in the event of any unauthorized use or disclosure. If any trade secret, knowledge or other technology not protected by a patent were to be disclosed to or independently developed by a competitor, it could have a material adverse effect on the Company’s business and consolidated results of operations and financial condition.

If others successfully assert their proprietary rights against the Company, the Company may be precluded from making and selling its products or the Company may be required to obtain licenses to use their technology.
The Company’s success depends on avoiding infringing on the proprietary technologies of others. If a third party were to assert claims that Vermillion is violating their patents, the Company might incur substantial costs defending itself in lawsuits against charges of patent infringement or other unlawful use of another’s proprietary technology. Any such lawsuit may not be decided in the Company’s favor, and if the Company is found liable, it may be subject to monetary damages or injunction against using the technology. Vermillion may also be required to obtain licenses under patents owned by third parties and such licenses may not be available to Vermillion on commercially reasonable terms, if at all.
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
On September 17, 2007, Molecular Analytical Systems (“MAS”) filed a lawsuit naming Vermillion and Bio-Rad as defendants. Under the lawsuit, MAS seeks an unspecified amount of damages and alleges, among other things, that Vermillion is in breach of its license agreement with MAS relating to SELDI technology as a result of Vermillion’s entry into a sublicense agreement with Bio-Rad. Vermillion filed its general denial and affirmative defense on April 1, 2008. Vermillion intends to vigorously defend this action. Given the early stage of this action, we cannot predict the ultimate outcome of this matter at this time.
The Company’s failure to meet its purchase commitments pursuant to a manufacture and supply agreement with Bio-Rad, could adversely affect the Company’s consolidated financial condition and results of operation.
Vermillion is a party to a manufacture and supply agreement with Bio-Rad, dated November 13, 2006, whereby Vermillion agreed to purchase from Bio-Rad the ProteinChip Systems and ProteinChip Arrays necessary to support Vermillion’s diagnostics efforts. Under the terms of the agreement, Vermillion is required to purchase a specified number of ProteinChip Systems and ProteinChip Arrays in each of the three years following the date of the agreement. Pursuant to a letter from the Company to Bio-Rad dated May 1, 2008, the Company exercised its right to terminate the agreement for convenience upon 180 days’ written notice. Consequently, termination of the agreement will become effective on October 28, 2008. If Vermillion is unable to renegotiate its remaining purchase commitment under the agreement, it may need to make additional provisions for excess inventory, which would have an adverse effect on the Company’s consolidated financial condition and results of operations.
If the Company or its suppliers fail to comply with FDA requirements, the Company may not be able to market its products and services and may be subject to stringent penalties; further improvements to the Company’s or its suppliers’ manufacturing operations may be required that would entail additional costs.
The commercialization of Vermillion’s products could be affected by being delayed, halted or prevented by applicable FDA regulations. If the FDA were to view any of the Company’s actions as non-compliant, it could initiate enforcement actions, such as a warning letter and possible imposition of penalties. In addition, ASRs that Vermillion may provide will be subject to a number of FDA requirements, including compliance with the FDA’s Quality System Regulations (“QSR”), which establish extensive requirements for quality assurance and control as well as manufacturing procedures. Failure to comply with these regulations could result in enforcement actions for

Vermillion or its potential suppliers. Adverse FDA actions in any of these areas could significantly increase the Company’s expenses and limit its revenue and profitability. Although the Company is ISO 9001:2000 certified with respect to its manufacturing processes used for the Company’s previous ProteinChip products, Vermillion will need to undertake additional steps to maintain its operations in line with the FDA’s QSR requirements. Vermillion’s suppliers’ manufacturing facilities will be subject to periodic regulatory inspections by the FDA and other federal and state regulatory agencies. If and when Vermillion begins commercializing and assembling its products itself, Vermillion’s facilities will be subject to the same inspections. Vermillion or its suppliers may not satisfy such regulatory requirements, and any such failure to do so would have an adverse effect on Vermillion’s diagnostics efforts.
Because the Company’s business is highly dependent on key executives and employees, our inability to recruit and retain these people could hinder our business plans.
The Company is highly dependent on its executive officers and certain key employees. Effective November 1, 2007, the Chief Financial Officer resigned from the Company for personal reasons. Upon the Chief Financial Officer’s resignation, the Company’s Corporate Controller was appointed to serve as Chief Financial Officer on an interim basis while the Company searches for a new Chief Financial Officer. As of March 31, 2008, the Company had 19 employees. Minimal staffing, the absence of a permanent Chief Financial Officer and the loss of service of any other executive officers or certain key employees could impact operations or delay or curtail Vermillion’s research, development and commercialization objectives. To continue Vermillion’s research and product development efforts, the Company needs people skilled in areas such as bioinformatics, biochemistry and information services. Competition for qualified employees is intense.
Vermillion’s diagnostic efforts may cause it to have significant product liability exposure.
The testing, manufacturing and marketing of medical diagnostic tests entails an inherent risk of product liability claims. Potential product liability claims may exceed the amount of the Company’s insurance coverage or may be excluded from coverage under the terms of the policy. The Company’s existing insurance will have to be increased in the future if the Company is successful at introducing diagnostic products and this will increase the Company’s costs. In the event that the Company is held liable for a claim against which it is not indemnified or for damages exceeding the limits of the Company’s insurance coverage, the Company may be required to make substantial payments. This may have an adverse effect on the Company’s consolidated results of operations, financial condition and cash flows, and may increase the volatility of Vermillion’s common stock price.
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
Compliance with laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new Securities and Exchange Commission (the “SEC”) regulations and NASDAQ listing requirements, are resulting in increased compliance costs. The Company, like all other public companies, is incurring expenses and diverting employees’ time in an effort to comply with Section 404 of the Sarbanes-Oxley Act of 2002. The Company is a smaller reporting company, and has completed the process documentation of its systems of internal control and has evaluated its systems of internal control. Beginning with the year ended December 31, 2007, the Company is required to assess continuously its compliance with Section 404 of the Sarbanes-Oxley Act of 2002. We expect to devote the necessary resources, including additional internal and supplemental external resources, to support the Company’s assessment. In the future, if we identify one or more material weaknesses, or the Company’s independent registered public accounting firm is unable to attest that our report is fairly stated or to express an opinion on the effectiveness of the Company’s internal controls, this could result in a loss of investor confidence in the Company’s financial reports, have an adverse effect on Vermillion’s stock price and/or subject the Company to sanctions or investigation by regulatory authorities. Compliance with these evolving standards will result in increased general and administrative expenses and may cause a diversion of our time and attention from revenue-generating activities to compliance activities.
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
As of March 31, 2008, Quest possessed voting power over 860,595 shares, or 13.49%; Ironwood Investment Management, LLC (“Ironwood”) possessed voting power over 685,881 shares, or 10.75%; and Phronesis Partners, L.P. (“Phronesis”) possessed voting power over 662,487 shares, or 10.38%, of Vermillion’s outstanding common stock. As a result, Quest, Ironwood and Phronesis are able to determine a significant part of the composition of Vermillion’s Board of Directors, hold significant voting power with respect to matters requiring stockholder approval and to exercise significant influence over the Company’s operations. The interests of Quest, Ironwood and Phronesis may be different than the interests of other stockholders on these and other matters. This concentration of ownership also could have the effect of delaying or preventing a change in the Company’s control or otherwise discouraging a potential acquirer from attempting to obtain control of the Company, which could reduce the price of Vermillion’s common stock.
Vermillion currently does not meet and there is no guarantee that Vermillion will meet the standards for continued listing on the NASDAQ Capital Market. If Vermillion is delisted from the NASDAQ Capital Market, the value of your investment in Vermillion may decrease.
On February 22, 2008, the staff of the NASDAQ Listing Qualifications Department (the “Staff”) notified Vermillion that it did not comply with Marketplace Rule 4310(c)(3) for continued inclusion on the NASDAQ Capital Market due to its noncompliance with the $35,000,000 market value of listed securities requirement for the previous 10 consecutive business days. Pursuant to Marketplace Rule 4310(c)(8)(C), Vermillion was granted 30 days, or until March 24, 2008, to regain compliance with the market value of listed securities requirement. Vermillion did not regain compliance by March 24, 2008, and on March 25, 2008, Vermillion received written notification from the Staff (the “Staff Determination Notice”) that Vermillion’s securities were subject to delisting unless Vermillion requested a hearing before a NASDAQ Listing Qualifications Panel (the “Panel”). Vermillion subsequently requested a hearing before the Panel, which stayed the delisting action by the Staff. On May 1, 2008, Vermillion attended a hearing before the Panel to appeal the Staff Determination Notice, however, the Panel has not yet rendered its decision. There can be no assurance that the NASDAQ Listing Qualifications Panel will grant Vermillion’s request for continued listing.

There is no guarantee that Vermillion will continue to meet the standards for listing on the NASDAQ Capital Market in the future. If delisted from the NASDAQ Capital Market, Vermillion’s common stock would be traded over-the-counter (“OTC”). OTC transactions involve risks in addition to those associated with transactions in securities traded on the NASDAQ Capital Market. Many OTC stocks trade less frequently and in smaller volumes than NASDAQ listed stocks. Accordingly, delisting from the NASDAQ Capital Market could adversely affect the trading price of Vermillion’s common stock, limit the liquidity of Vermillion’s common stock and/or impair the Company’s ability to raise additional funds.
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
As of March 31, 2008, Vermillion had 6,380,166 shares of common stock outstanding and 8,158,998 shares of common stock reserved for future issuance to employees, directors and consultants pursuant to the Company’s employee stock plans, of which 461,038 shares of common stock were subject to outstanding options. In addition, as of March 31, 2008, warrants to purchase 2,293,147 shares of common stock were outstanding at exercise prices ranging from $9.25 to $25.00 per share, with a weighted average exercise price of $10.79 per share. In addition, there are 27,208 shares of common stock reserved for issuance upon conversion of Vermillion’s outstanding 4.5% convertible senior notes due September 1, 2008, and 825,000 shares of common stock reserved for issuance upon conversion of Vermillion’s 7.0% convertible senior notes due September 1, 2011. The exercise or conversion of all or a portion of these securities would dilute the ownership interests of Vermillion’s stockholders. Furthermore, future sales of substantial amounts of Vermillion’s common stock in the public market, or the perception that such sales are likely to occur, could affect prevailing trading prices of Vermillion’s common stock and the value of the notes.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
The following proposal and the related votes on a pre split basis thereon were made at Vermillion, Inc.’s (“Vermillion’s”) special meeting of stockholders held on February 14, 2008:

	Votes
Description of Proposal	For	Against	Withheld	Abstained	Non-Votes
1. To authorize Vermillion’s Board of Directors, in its discretion, should it be appropriate and in the best interest of Vermillion and its stockholders, to amend Vermillion’s Certificate of Incorporation to effect a reverse split of the following shares of Vermillion’s common stock by a ratio of between 1 for 6 to 1 for 10, inclusive, without further approval or authorization of Vermillion’s stockholders:	38,559,789	683,067	—	114,801	24,444,314
Item 5. Other Information
None

Item 6. Exhibits
Index to Exhibits

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

2.1	Asset Purchase Agreement by and between Invitrogen Corporation and Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) dated June 25, 2001	10-Q	000-31617	10.28	August 14, 2001

2.2	Share Purchase Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and LumiCyte, Inc. dated May 28, 2003	8-K	000-31617	2.1	June 11, 2003

3.1	Second Amended and Restated Certificate of Incorporation of Vermillion, Inc.	S-1	333-146354	3.1	September 27, 2007

3.2	Amended and Restated Bylaws of Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.)	S-1/A	333-32812	3.4	August 24, 2000

4.1	Form of Vermillion, Inc.’s (formerly Ciphergen Biosystems, Inc.) Common Stock Certificate	S-1/A	333-32812	4.1	August 24, 2000

4.2	Indenture between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and U.S. Bank National Association dated August 22, 2003	S-3	333-109556	4.1	October 8, 2003

4.3	Indenture between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and U.S. Bank National Association dated November 15, 2006	8-K	000-31617	4.1	November 21, 2006

4.4	Preferred Shares Rights Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Continental Stock Transfer & Trust Company dated March 20, 2002	8-A	000-31617	4.2	March 21, 2002

4.5	Amendment to Rights Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Wells Fargo Bank, N.A. dated July 22, 2005	8-K	000-31617	4.4	July 28, 2005

4.6	Second Amendment to Rights Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Wells Fargo Bank, N.A. dated September 30, 2005	8-K	000-31617	4.5	October 4, 2005

4.7	Third Amendment to Rights Agreement between Vermillion, Inc. and Wells Fargo Bank, N.A., dated September 11, 2007	8-K	000-31617	10.1	September 12, 2007

10.1	Form of Preferred Stock Purchase Agreement	S-1	333-32812	10.1	March 20, 2000

10.2	Fourth Amended and Restated Investors Rights Agreement dated March 3, 2000	S-1	333-32812	10.2	March 20, 2000

Index to Exhibits

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10.3	1993 Stock Option Plan	S-1	333-32812	10.3	March 20, 2000

10.4	Form of Stock Option Agreement	S-1/A	333-32812	10.4	August 24, 2000

10.5	2000 Stock Plan and related form of Stock Option Agreement	S-1/A	333-32812	10.5	August 24, 2000

10.6	Amended and Restated 2000 Employee Stock Purchase Plan	10-Q	000-31617	10.6	November 14, 2007

10.7	Ciphergen Biosystems, Inc. 401(k) Plan	10-K	000-31617	10.7	March 22, 2005

10.8	Form of Warrant	S-1	333-32812	10.8	March 20, 2000

10.9	Employment Agreement between Gail Page and Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) dated December 31, 2005	10-K	000-31617	10.39	March 17, 2006

10.10	Separation Agreement and Release between Debra A. Young and Vermillion, Inc. dated November 1, 2007	8-K	000-31617	10.1	November 5, 2007

10.11	Form of Proprietary Information Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and certain of its employees	S-1/A	333-32812	10.9	August 24, 2000

10.12	Lease Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and John Arrillaga, Trustee of the John Arrillaga Survivor’s Trust and Richard T. Peery, Trustee of the Richard T. Peery Separate Property Trust, dated January 28, 2000, and Amendment No. 1 dated August 8, 2000	S-1/A	333-32812	10.12	September 27, 2000

10.13	Lease Agreement between Symbion and Ciphergen Biosystems A/S dated February 24, 2003	10-K	000-31617	10.37	March 31, 2003

10.14	MAS License Agreement with IllumeSys Pacific, Inc. dated April 7, 1997	S-1/A	333-32812	10.23	August 24, 2000

10.15	MAS License Agreement with Ciphergen Technologies, Inc. (formerly ISP Acquisition Corporation) dated April 7, 1997	S-1	333-32812	10.24	August 24, 2000

10.16	Settlement Agreement and Mutual General Release by and among Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.), IllumeSys Pacific, Inc., Ciphergen Technologies, Inc., Molecular Analytical Systems, Inc., LumiCyte, Inc. and T. William Hutchens dated May 28, 2003 †	8-K	000-31617	99.2	June 11, 2003

Index to Exhibits

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10.17	Assignment Agreement by and among Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.), IllumeSys Pacific, Inc., Ciphergen Technologies, Inc., Molecular Analytical Systems, Inc., LumiCyte, Inc. and T. William Hutchens dated May 28, 2003 †	8-K	000-31617	99.3	June 11, 2003

10.18	License Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Molecular Analytical Systems, Inc. dated May 28, 2003 †	8-K	000-31617	99.4	June 11, 2003

10.19	Collaborative Research Agreement between University College London, UCL Biomedica plc and Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) dated September 22, 2005 †	10-K	000-31617	10.54	March 17, 2006

10.20	Extension of Term of Service and Support Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Applied Biosystems/MDS Sciex dated March 10, 2004	10-K	000-31617	10.43	March 15, 2004

10.21	Joint Venture Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Sumitomo Corporation	S-1	333-32812	10.25	March 20, 2000

10.22	Distribution and Marketing Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Ciphergen Biosystems KK dated March 24, 1999	S-1/A	333-32812	10.26	September 22, 2000

10.23	First Amendment to the Joint Venture Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.), Sumitomo Corporation, SC Biosciences Corporation (a subsidiary of Sumitomo Corporation) and Ciphergen Biosystems KK dated March 15, 2002	10-K	000-31617	10.33	March 31, 2003

10.24	Second Amendment to Joint Venture Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.), Sumitomo Corporation, SC Biosciences Corporation (a subsidiary of Sumitomo Corporation) and Ciphergen Biosystems KK dated November 15, 2002	10-K	000-31617	10.34	March 31, 2003

Index to Exhibits

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10.25	Third Amendment to Joint Venture Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.), Sumitomo Corporation, SC Biosciences Corporation (a subsidiary of Sumitomo Corporation) and Ciphergen Biosystems KK dated November 15, 2002	10-K	000-31617	10.35	March 31, 2003

10.26	Stock Purchase Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and SC Biosciences Corporation dated August 30, 2002	10-K	000-31617	10.32	March 31, 2003

10.27	Registration Rights Agreement dated August 22, 2003, of Vermillion, Inc.’s (formerly Ciphergen Biosystems, Inc.) 4.50% Convertible Senior Notes due September 1, 2008	S-3	333-109556	10.1	October 8, 2003

10.28	Form of Exchange and Redemption Agreement dated November 3, 2006, between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and certain holders of its 4.50% Convertible Senior Notes due September 1, 2008	8-K	000-31617	10.55	November 6, 2006

10.29	Registration Rights Agreement dated November 15, 2006, between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Initial Purchasers of its 7.00% Convertible Senior Notes due September 1, 2011	8-K	000-31617	10.1	November 21, 2006

10.30	Letter Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Oppenheimer & Co. Inc. dated August 3, 2006	S-1/A	333-146354	10.46	November 27, 2007

10.31	Warrant with Oppenheimer & Co. Inc. dated August 3, 2006	S-1/A	333-146354	10.47	November 27, 2007

10.32	Warrant with Oppenheimer & Co. Inc. dated November 15, 2006	S-1/A	333-146354	10.48	November 27, 2007

10.33	Engagement Letter between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Oppenheimer & Co. Inc. dated August 3, 2006	S-1/A	333-146354	10.49	November 27, 2007

10.34	Asset Purchase Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Pall Corporation dated October 27, 2004	8-K	000-31617	2.1	December 6, 2004

10.35	Strategic Alliance Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Quest Diagnostics Incorporated dated July 22, 2005	8-K	000-31617	10.44	July 28, 2005

Index to Exhibits

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10.36	Stock Purchase Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Quest Diagnostics Incorporated dated July 22, 2005	8-K	000-31617	10.45	July 28, 2005

10.37	Letter Agreement between Vermillion, Inc. and Quest Diagnostics Incorporated dated August 29, 2007	S-1	333-146354	10.38	September 27, 2007

10.38	Warrant between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Quest Diagnostics Incorporated dated July 22, 2005	8-K	000-31617	10.46	July 22, 2005

10.39	Memorialization Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Quest Diagnostics Incorporated dated January 12, 2006	S-1	333-146354	10.40	September 27, 2007

10.40	Amendment to Warrant between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Quest Diagnostics Incorporated dated August 29, 2007	8-K	000-31617	10.2	August 29, 2007

10.41	Credit Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Quest Diagnostics Incorporated dated July 22, 2005	8-K	000-31617	10.47	July 28, 2005

10.42	Patent Security Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Quest Diagnostics Incorporated dated July 22, 2005	8-K	000-31617	10.48	July 28, 2005

10.43	Asset Purchase Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Bio-Rad Laboratories, Inc. dated August 14, 2006	14a	000-31617	Annex A	September 12, 2006

10.44	Amendment to Asset Purchase Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Bio-Rad Laboratories, Inc. dated November 13, 2006	S-1	333-146354	10.47	September 27, 2007

10.45	Stock Purchase Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Bio-Rad Laboratories, Inc. dated November 13, 2006	S-1	333-146354	10.48	September 27, 2007

10.46	Transition Services Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Bio-Rad Laboratories, Inc. dated November 13, 2006 †	S-1/A	333-146354	10.53	November 27, 2007

Index to Exhibits

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10.47	Amendment No. 1 to Transition Services Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Bio-Rad Laboratories, Inc. dated May 11, 2007	S-1	333-146354	10.50	September 27, 2007

10.48	Amendment No. 2 to Transition Services Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Bio-Rad Laboratories, Inc. dated June 15, 2007	S-1	333-146354	10.51	September 27, 2007

10.49	Manufacture and Supply Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Bio-Rad Laboratories, Inc. dated November 13, 2006 †	S-1/A	333-146354	10.56	November 27, 2007

10.50	Amendment No. 1 to Manufacture and Supply Agreement between Vermillion, Inc. and Bio-Rad Laboratories, Inc. dated August 27, 2007	S-1	333-146354	10.53	September 27, 2007

10.51	Cross License Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Bio-Rad Laboratories, Inc. dated November 13, 2006 †	S-1/A	333-146354	10.58	November 27, 2007

10.52	Sublicense Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Bio-Rad Laboratories, Inc. dated November 13, 2006	S-1	333-146354	10.13	September 27, 2007

10.53	Letter Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Bio-Rad Laboratories, Inc. dated November 13, 2006	S-1	333-146354	10.55	September 27, 2007

10.54	Sublease Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Bio-Rad Laboratories, Inc. dated November 13, 2006 †	S-1/A	333-146354	10.60	November 27, 2007

10.55	Placement Agent Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Oppenheimer & Co. Inc. dated March 28, 2007	S-1/A	333-146354	10.61	November 27, 2007

10.56	Securities Purchase Agreement by and among Vermillion, Inc. and the purchasers party thereto dated as of August 23, 2007	S-1	333-146354	10.57	September 27, 2007

10.57	Form of Warrant	10-Q	000-31617	10.51	November 14, 2007

21.0	Subsidiaries of Registrant	10-K	000-31617	21.0	March 31, 2008

Index to Exhibits

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					✓

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					✓

32.0	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					(1)

(1)	Furnished herewith

†	Certain portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission. Confidential treatment has been requested with respect to such omitted portions.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vermillion, Inc.
Date: May 15, 2008	/s/ Gail S. Page
Gail S. Page
Director, President and Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2008	/s/ Qun Zhou
Qun Zhou
Corporate Controller and Interim Chief Financial Officer (Acting Principal Financial and Accounting Officer)