Form 10-Q
period 2008-06-30
VERMILLION, INC.
filed 2008-08-14
CIK 926617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended June 30, 2008.
OR

☐	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the transition period from                      to                     .
Commission File Number: 000-31617
Vermillion, Inc.
(Exact name of registrant as specified in its charter)

Delaware	33-0595156

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

47350 Fremont Blvd., Fremont, California	94538

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (510) 226-2800
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 31, 2008, the Registrant had 6,382,166 shares of common stock, par value $0.001 per share, outstanding.

Vermillion, Inc. and Subsidiaries

Vermillion is a trademark of Vermillion, Inc. ProteinChip is a registered trademark of Bio-Rad Laboratories, Inc. BioSepra is a registered trademark of Pall Corporation.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Vermillion, Inc. and Subsidiaries
Consolidated Balance Sheets
(Amounts in Thousands, Except Share and Par Value Amounts)
(Unaudited)

	June 30,	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$5,307	$7,617
Short-term investments, at fair value	—	8,875
Accounts receivable	51	19
Prepaid expenses and other current assets	1,245	1,064

Total current assets	6,603	17,575

Property, plant and equipment, net	1,305	1,938
Long-term investments, at fair value	4,626	3,902
Other assets	149	638

Total assets	$12,683	$24,053

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable	$1,690	$2,975
Accrued liabilities	2,542	3,595
Current portion of convertible senior notes, net of discount	2,494	2,471

Total current liabilities	6,726	9,041

Long-term debt owed to related party	10,000	10,000
Convertible senior notes, net of discount	16,287	16,196
Other liabilities	150	278

Total liabilities	33,163	35,515

Commitments and contingencies (Note 4)

Stockholders’ deficit:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding at June 30, 2008 and December 31, 2007	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized at June 30, 2008 and December 31, 2007; 6,382,166 and 6,380,197 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	6	6
Additional paid-in capital	228,240	227,895
Accumulated deficit	(248,449)	(239,142)
Accumulated other comprehensive loss	(277)	(221)

Total stockholders’ deficit	(20,480)	(11,462)

Total liabilities and stockholders’ deficit	$12,683	$24,053

See accompanying notes to consolidated financial statements.

Vermillion, Inc. and Subsidiaries
Consolidated Statements of Operations
(Amounts in Thousands, Except Share and Per Share Amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenue:
Products	$—	$—	$5	$—
Services	—	—	48	21

Total revenue	—	—	53	21

Cost of revenue:
Products	—	—	2	—
Services	—	—	20	15

Total cost of revenue	—	—	22	15

Gross profit	—	—	31	6

Operating expenses:
Research and development	1,252	2,219	3,127	4,209
Sales and marketing	503	353	1,396	830
General and administrative	1,654	3,339	3,481	6,536

Total operating expenses	3,409	5,911	8,004	11,575

Loss on sale of instrument business	—	(382)	—	(382)

Loss from operations	(3,409)	(6,293)	(7,973)	(11,951)

Interest income	96	125	281	289
Interest expense	(512)	(605)	(1,053)	(1,131)
Other expense, net	(634)	(57)	(610)	(78)

Loss before income taxes	(4,459)	(6,830)	(9,355)	(12,871)
Income tax benefit (expense)	(2)	4	48	(2)

Net loss	$(4,461)	$(6,826)	$(9,307)	$(12,873)

Loss per share — basic and diluted	$(0.70)	$(1.74)	$(1.46)	$(3.28)

Shares used to compute basic and diluted loss per common share	6,381,507	3,925,623	6,380,847	3,924,466

See accompanying notes to consolidated financial statements.

Vermillion, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity (Deficit) and Comprehensive Loss
(Amounts in Thousands, Except Share Amounts)
(Unaudited)

			Additional		Accumulated	Total
	Common Stock		Paid-In	Accumulated	Other Comprehensive	Stockholders’	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Equity (Deficit)	Loss
Balance at December 31, 2006	3,922,044	$39	$207,991	$(217,860)	$(71)	$(9,901)

Net loss	—	—	—	(12,873)	—	(12,873)	$(12,873)
Foreign currency translation adjustment	—	—	—	—	31	31	31

Comprehensive loss							$(12,842)

Common stock shares issued in connection with:
Exercise of stock options	2,031	—	24	—	—	24
Employee stock purchase plan	2,309	—	21	—	—	21
Stock compensation charge	—	—	446	—	—	446

Balance at June 30, 2007	3,926,384	$39	$208,482	$(230,733)	$(40)	$(22,252)

Balance at December 31, 2007	6,380,197	$6	$227,895	$(239,142)	$(221)	$(11,462)

Net loss	—	—	—	(9,307)	- -	(9,307)	$(9,307)
Unrealized loss on available for sale securities	—	—	—	—	(2)	(2)	(2)
Foreign currency translation adjustment	—	—	—	—	(54)	(54)	(54)

Comprehensive loss							$(9,363)

Registration costs adjustment related to private placement offering	—	—	26	—	—	26
Payment for fractional shares related to 1 for 10 reverse stock split	(31)	—	—	—	—	—
Common stock shares issued in connection with employee stock purchase plan	2,000	—	2	—	—	2
Stock compensation charge	—	—	317	—	—	317

Balance at June 30, 2008	6,382,166	$6	$228,240	$(248,449)	$(277)	$(20,480)

See accompanying notes to consolidated financial statements.

Vermillion, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Amounts in Thousands)
(Unaudited)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(9,307)	$(12,873)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on sale of instrument business	—	382
Charge on impairment of investments	624	—
Loss on sale and disposal of property and equipment	44	—
Depreciation and amortization	606	590
Stock-based compensation expense	317	446
Amortization of debt discount associated with beneficial conversion feature of convertible senior notes	114	125
Amortization of debt issuance costs	34	37
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(32)	10
Decrease (increase) in prepaid expenses and other current assets	(181)	946
Decrease in other assets	555	—
Decrease in accounts payable and accrued liabilities	(2,321)	(682)
Decrease in deferred revenue	(17)	(14)
Decrease in other liabilities	(128)	101

Net cash used in operating activities	(9,692)	(10,932)

Cash flows from investing activities:
Sales of investments	11,625	—
Purchases of investments	(4,100)	(2,500)
Purchase of certificate of deposit pledged as collateral on letter of credit	(100)	—
Proceeds from sale of property and equipment	12	—
Purchase of property, plant and equipment	(29)	(219)

Net cash provided by (used in) investing activities	7,408	(2,719)

Cash flows from financing activities:
Registration costs adjustment related to private placement offering of common stock and warrants	26	—
Proceeds from exercises of stock options	—	24
Proceeds from purchase of common stock by employee stock purchase plan	2	21
Proceeds of loan from Quest Diagnostics Incorporated	—	2,917

Net cash provided by financing activities	28	2,962

Effect of exchange rate changes on cash and cash equivalents	(54)	31

Net increase (decrease) in cash and cash equivalents	(2,310)	(10,658)
Cash and cash equivalents, beginning of period	7,617	17,711

Cash and cash equivalents, end of period	$5,307	$7,053

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$962	$751
Income taxes	19	93
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
Liquidity
The accompanying consolidated financial statements of the Company were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant net losses and negative cash flows from operations since inception. At June 30, 2008, the Company had an accumulated deficit of $248,449,000. On November 13, 2006, the Company completed the sale of assets and liabilities of the Company’s protein research products and collaborative services business (the “Instrument Business Sale”) to Bio-Rad Laboratories, Inc., and as a result the Company currently concentrates its resources on developing clinical protein biomarker diagnostic products and services, and it does not expect to generate substantial revenue until certain diagnostic tests are cleared by the United States Food and Drug Administration and commercialized. Management believes that current available resources will not be sufficient to fund the Company’s planned expenditures over the next twelve months. The Company’s ability to continue to meet its obligations and to achieve its business objectives is dependent upon, among other things, liquidating its investments in auction rate securities, raising additional capital or generating sufficient revenue in excess of costs. At such time as the Company requires additional funding, the Company will seek to raise such additional funding from various possible sources, including the public equity market, private financings, sales of assets, collaborative arrangements and debt. If Vermillion raises additional capital through the issuance of equity securities or securities convertible into equity, stockholders will experience dilution, and such securities may have rights, preferences or privileges senior to those of the holders of common stock or convertible senior notes. If the Company raises additional funds by issuing debt, the Company may be subject to limitations on its operations, through debt covenants or other restrictions. If the Company obtains additional funds through arrangements with collaborators or strategic partners, the Company may be required to relinquish its rights to certain technologies or products that it might otherwise seek to retain. In addition, auctions of the Company’s auction rate securities failed during the six months ended June 30, 2008, due to a lack of buying demand. Consequently, the Company’s ability to liquidate and fully recover the carrying value of its auction rate securities in the near term is limited. There can be no assurance that the Company will be able to raise additional funds, or raise them on acceptable terms. If the Company is unable to obtain financing on acceptable terms, or to liquidate its investments in auction rate securities, it may be unable to execute its business plan, the Company could be required to delay or reduce the scope of its operations, and the Company may not be able to pay off the convertible senior notes if and when they come due. These consolidated financial statements do not include any adjustments relating to the recoverability or classification of recorded assets and liabilities or other adjustments that may be necessary should the Company not be able to continue as a going concern.
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
At the February 14, 2008, Special Meeting of Stockholders, the stockholders of Vermillion approved the proposal to authorize the Board of Directors in its discretion, without further authorization of Vermillion’s stockholders, to amend Vermillion’s Certificate of Incorporation to effect a reverse split of Vermillion’s common stock by a ratio of between 1 for 6 to 1 for 10. On February 15, 2008, Vermillion’s Board of Directors approved a 1 for 10 reverse stock split (the “Reverse Stock Split”) of Vermillion’s common stock effective at the close of business on Monday, March 3, 2008. Accordingly, the basic and diluted loss per share on the consolidated statement of operations for the three and six months ended June 30, 2007, was adjusted to reflect the impact of the Reverse Stock Split. The number of issued and outstanding shares of Vermillion’s common stock on the consolidated balance sheets at December 31, 2007, consolidated statement of changes in stockholders’ equity (deficit) and comprehensive loss at and for the six months ended June 30, 2008 and 2007, was also adjusted to take into account the Reverse Stock Split. Additionally, all share and per share amounts were adjusted to take into account the Reverse Stock Split in the accompanying notes to the consolidated financial statements.
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
Reclassification
The Company made certain reclassifications to prior period consolidated financial statements to conform to the June 30, 2008, presentation.
Correction of Statement of Cash Flows for the Six Months Ended June 30, 2007
The Company is correcting its consolidated statement of cash flows for the six months ended June 30, 2007, for the misclassification of $2,500,000 of short-term investments as cash and cash equivalents on its consolidated balance sheet as of June 30, 2007, as filed in the Company’s Quarterly Report on Form 10Q for the quarterly period ended June 30, 2007. The misclassification resulted in understating short-term investments and overstating cash and cash equivalents by $2,500,000 on the consolidated balance sheet and understating cash used in investing activities and changes in cash and cash equivalents by $2,500,000 on the consolidated statement of cash flows for the six months ended June 30, 2007. The classification error had no effect on net loss or net cash used in operating activities or net cash provided by financing activities for the period. Short-term investments were properly classified on the consolidated balance sheets in the Company’s filings for subsequent periods. The items of the consolidated

Vermillion, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — Continued
(Unaudited)
statement of cash flows as previously reported and as corrected for the six months ended June 30, 2007, are as follows (in thousands):

	Previously
	Reported	Corrected
Purchases of investments	$—	$(2,500)
Net cash used in investing activities	(219)	(2,719)
Net decrease in cash and cash equivalents	(8,158)	(10,658)
Cash and cash equivalents, end of period	$9,553	$7,053
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

Vermillion, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — Continued
(Unaudited)
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
SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. As defined in SFAS No.157, fair value is the price that would be received for an asset when sold or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The Company primarily applies the market approach for recurring fair value measurements and endeavors to utilize the best information available to it. Accordingly, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible, and considers the security issuers’ and the third party insurers’ credit risk in its assessment of fair value. The Company classifies the determined fair value based on the obeservability of those inputs. SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). SFAS No. 157 describes three levels of inputs that may be used to measure fair value, as follows:
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
Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities
In June 2008, the Financial Accounting Standards Board (the “FASB”) issued FASB Staff Position (“FSP”) No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. FSP No. EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (“EPS”) under the two-class method described in SFAS No. 128, Earnings Per Share. FSP No. EITF 03-6-1 requires that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. FSP No. EITF 03-6-1 is effective for financial statements

Vermillion, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — Continued
(Unaudited)
issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented shall be adjusted retrospectively (including interim financial statements, summaries of earnings and selected financial data) to conform with the provisions of FSP No. EITF 03-6-1. Early application is not permitted. The Company does not expect the adoption of FSP No. EITF 03-6-1 to have an impact on its earnings per share.
The Hierarchy of Generally Accepted Accounting Principles
In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. SFAS No. 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company does not expect the adoption of SFAS No. 162 to have an impact on its consolidated financial statements.
Accounting for Convertible Debt Instruments That May Be Settled In Cash upon Conversion (Including Partial Cash Settlement)
In May 2008, the FASB issued FSP No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled In Cash upon Conversion (Including Partial Cash Settlement). FSP No. APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP No. APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. FSP No. APB 14-1 shall be applied retrospectively to all periods presented unless instruments were not outstanding during any period included in the financial statements. The Company is currently evaluating the impact of adopting FSP No. APB 14-1 will have on its consolidated financial statements.
Determination of the Useful Life of Intangible Assets
In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets. FSP No. FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. FSP No. FAS 142-3 amends paragraph 11(d) of SFAS No. 142 to require an entity to use its own assumptions about renewal or extension of an arrangement, adjusted for the entity-specific factors in paragraph 11 of SFAS No. 142, even when there is likely to be substantial cost or material modifications. FSP No. FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, with early adoption prohibited. The provisions of FSP No. FAS 142-3 are to be applied prospectively to intangible assets acquired after January 1, 2009, for the Company, although the disclosure provisions are required for all intangible assets recognized as of or subsequent to January 1, 2009. The Company does not expect the adoption of FSP No. FAS 142-3 to have an impact on its consolidated financial statements.
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

Vermillion, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — Continued
(Unaudited)
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
At June 30, 2008, the Company’s investments consisted of $4,626,000 invested in auction rate securities, which were classified as available-for-sale long-term investments as a result of auction rate securities failing to settle at auctions prior to June 30, 2008. The underlying assets of these auction rate securities include student loans guaranteed by the United States Government under the Federal Family Education Loan Program, closed-end funds and private placements. The maturity dates of these auction rate securities range from July 1, 2024, to November 1, 2047. These auction rate securities are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, which is generally every 28 days. Upon an auction failure, the interest rates do not reset at a market rate but instead reset based on a formula contained in the security, which is generally higher than the current market rate. The failure of the auctions means the Company may be unable to liquidate its auction rate securities into cash at par value until a future auction of these investments is successful or the auction rate security is refinanced by the issuer into another type of instrument. The Company used a weighted discounted cash flow (“DCF”) model to determine the estimated fair value as of June 30, 2008 (see assumptions used in preparing the DCF model in Note 9, “Fair Value”).
The Company reviews its impairment in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and FSP Nos. FASB 115-1 and FASB 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, in order to determine the classification of the impairment as “temporary” or “other-than-temporary”. A temporary impairment charge results in an unrealized loss being recorded in the other comprehensive income (loss) component of stockholders’ equity. Such an unrealized loss does not affect net income (loss) for the applicable accounting period. An other-than-temporary impairment charge is recorded as a realized loss in the consolidated statement of operations and reduces net income (loss) for the applicable accounting period. In evaluating the impairment of any individual auction rate securities, the Company classifies such impairment as temporary or other-than-temporary. The differentiating factors between temporary and other-than-temporary impairment are primarily the length of the time and the extent to which the market value has been less than cost, the financial condition and near-term

Vermillion, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — Continued
(Unaudited)
prospects of the issuer, and the Company’s intent and ability to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value.
The net unrealized loss on marketable securities available-for-sale was $100,000 at June 30, 2008. Additionally, the Company recognized an other-than-temporary impairment expense of $509,000 for the three months ended June 30, 2008, to reduce the carrying amount of four auction rate securities from $3,885,000 to $3,376,000, and an other-than-temporary impairment expense of $624,000 for the six months ended June 30, 2008, to reduce the carrying amount of four auction rate securities from $4,000,000 to $3,376,000. The other-than-temporary impairment was a result of multiple auction failures for these auction rate securities and the Company’s inability to hold these auction rate securities until the recovery of the par amount due to operating cash requirements within the next twelve months. The other-than-temporary impairment is included in other income (expense), net in the consolidated statement of operations. The Company’s available-for-sale long-term investments consist of the following at June 30, 2008 (in thousands):

		Gross	Gross	Other-Than-
	Amortized	Unrealized	Unrealized	Temporary	Market
	Cost	Gain	Loss	Impairment	Value
Long-term investments:
Auction rate securities	$5,350	$—	$(100)	$(624)	$4,626

     The unrealized loss positions of the Company’s available-for-sale long-term investments at June 30, 2008, were as follows (in thousands):

	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Long-term investments:
Auction rate securities	$1,250	$(100)	$—	$—	$1,250	$(100)

The Company’s available-for-sale short-term and long-term investments consist of the following at December 31, 2007 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gain	Loss	Value
Short-term investments:
Auction rate securities	$8,875	$—	$—	$8,875

Long-term investments:
Auction rate securities	$4,000	$—	$(98)	$3,902

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

Vermillion, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — Continued
(Unaudited)
The scheduled contractual maturity dates for available-for-sale long-term investments at June 30, 2008, are as follows (in thousands):

		After 1 Year	After 5 Year
	Within	Through	Through	After
	1 Year	5 Years	10 Years	10 Years	Total
Long-term investments:
Auction rate securities	$—	$—	$—	$5,350	$5,350

4.	Commitments and Contingent Liabilities
Operating Lease
On June 3, 2008, the Company entered into a noncancelable operating lease for a new principal facility located in Fremont, California. Under the lease agreement, the term is from July 1, 2008, through June 30, 2010, with an annual base rent of $87,000 and $92,000 for the first year and second year, respectively. The Company will also pay common area charges, taxes and insurance with an annual estimated cost of $21,000. Additionally, under the lease agreement, the Company has pledged a $100,000 certificate of deposit as collateral on a letter of credit serving as a security deposit for the first year. For the second year, the certificate of deposit pledged as collateral on a letter of credit serving as a security deposit will be reduced to $60,000. The $100,000 certificate of deposit is restricted cash and is included in other assets of the consolidated balance sheet. The lease to the Company’s former principal facility located in Fremont, California, expired on July 31, 2008.
Noncancelable Collaboration Obligations and Other Commitments
On January 30, 2008, Vermillion renewed its research collaboration agreement with The Johns Hopkins University School of Medicine (“JHU”) which was directed at the discovery and validation of biomarkers in human subjects, including but not limited to clinical application of biomarkers in the understanding, diagnosis and management of human diseases. The agreement has an effective period from January 1, 2008, through December 31, 2010, with automatic one-year extensions for up to three additional years unless terminated by Vermillion or JHU. Under the terms of the research collaboration agreement, Vermillion is required to pay noncancelable contributions of $600,000, $618,000 and $637,000 for the years ending December 31, 2008, 2009 and 2010, respectively. As of June 30, 2008, Vermillion owed $150,000 related to the renewed research collaboration agreement with JHU. Collaboration costs, which are included in research and development expenses, were $150,000 and $300,000 for the three and six months ended June 30, 2008, respectively. Under the previous agreement with JHU, collaboration costs were $150,000 for the three months ended June 30, 2007, and $68,000 for the six months ended June 30, 2007, which is net of a credit of $232,000 related to a reduction in the collaboration obligation as of December 31, 2006.
On September 22, 2005, Vermillion entered into a two year collaborative research agreement with University College London and UCL Biomedica Plc (collectively referred to as “UCL”), which expired on September 30, 2007. The collaborative research agreement was directed at the utilization of Vermillion’s former suite of proteomic solutions to further both parties’ ongoing research in ovarian cancer and breast cancer. Under the terms of the agreement, Vermillion had exclusive rights to license intellectual property resulting from discoveries made during the course of this collaboration for use in developing, manufacturing and commercializing products and services utilizing the intellectual property. Under the terms of the collaborative research agreement, Vermillion had a noncancelable obligation to contribute £604,000 in the first year of the agreement. In the second year of the agreement, which was cancelable with three months advance notice, Vermillion had an obligation to contribute cash of £605,000. On April 8, 2008, Vermillion made a final contribution of £112,000 or $223,000 to UCL to complete Vermillion’s obligation related to this collaborative research agreement. As of June 30, 2008, Vermillion has paid a total of £1,209,000 or $2,388,000 related to this agreement. Additionally, under the terms of the collaborative research agreement, Vermillion had a noncancelable obligation to provide equipment, software, arrays and consumable supplies with an estimated value at Vermillion’s list selling price of £370,000 to cover part of the costs

Vermillion, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — Continued
(Unaudited)
incurred by UCL specifically for this research program. As of September 30, 2007, Vermillion had completed its obligation to provided equipment, software, arrays and consumable supplies to UCL at Vermillion’s cost of $112,000, or $546,000 valued at its list selling price. There were no further collaboration costs related to this agreement subsequent to December 31, 2007. Collaboration costs related to this agreement were $280,000 and $547,000 for the three and six months ended June 30, 2007, respectively.
On October 4, 2006, Vermillion entered into a one-year research and development agreement, which has automatic renewals for two additional one-year terms, with Katholieke Universiteit Leuven, Belgium, directed at discovery, validation and characterization of novel biomarkers related to gynecologic disease. Under the terms of the agreement, Vermillion has exclusive rights to license discoveries made during the course of this collaboration. Under the terms of the research and development agreement, Vermillion had a noncancelable obligation of €45,000 in the first year of the agreement to fund sample collection at the Katholieke Universiteit Leuven from patients undergoing evaluation of a persistent mass who will undergo surgical intervention. As of December 31, 2007, Vermillion has paid €45,000 or $61,000 to complete its obligation related to this agreement. There were no collaboration costs related to this agreement for the three and six months ended June 30, 2008. Collaboration costs related to this agreement were $2,000 and $61,000 for the three and six months ended June 30, 2007, respectively.
On October 13, 2006, the Company entered into a two year research and collaboration agreement, which has automatic renewals of additional one-year terms, with The Ohio State University Research Foundation (“OSU”) directed at discovery, purification, identification and/or validation of biomarkers related to thrombotic thrombocytopenic purpura (“TTP”) and production of associated technology. Under the terms of the agreement, Vermillion has an option to take an exclusive license to discoveries made during the course of this collaboration. During the first fifteen months of the agreement, Vermillion had a total noncancelable obligation of $150,000 to OSU in consideration for costs incurred specifically for this research program. During the three months ended March 31, 2008, Vermillion made a final payment of $30,000 to OSU to complete Vermillion’s obligation related to this agreement. As of March 31, 2008, Vermillion has paid a total of $150,000 related to this agreement. There were no collaboration costs related to this agreement for the three and six months ended June 30, 2008. Collaboration costs related to this agreement were $30,000 and $90,000 for the three and six months ended June 30, 2007, respectively.
On December 11, 2006, Vermillion entered into a consulting agreement with PrecisionMed International (“PrecisionMed”), which was subsequently amended on April 5, 2007. Under the terms of the amended agreement, PrecisionMed collected whole blood specimens from up to 1,000 research subjects for the purposes of Vermillion’s whole blood collection protocol for its ovarian tumor triage test clinical trial. The amended agreement provided for a maximum payment of $1,335,000 for 500 research subjects and a maximum payment of $1,788,000 for 1,000 research subjects. On March 11, 2008, Vermillion entered into a second amendment to the consulting agreement with PrecisionMed. Under the terms of the second amendment to the consulting agreement, PrecisionMed would procure whole blood specimens from an additional 150 research subjects for the purposes of Vermillion’s whole blood collection protocol for its ovarian tumor triage test clinical trial. The second amendment to the consulting agreement provided for a payment of $1,496 per research subject. As of June 30, 2008, Vermillion has paid a total of $1,584,000, including travel expenses of $50,000, related to this agreement, and owed $111,000 related to the second amendment to the consulting agreement. These costs, which are included in research and development expenses, related to this agreement were $36,000 and $261,000 for the three and six months ended June 30, 2008, respectively, and $510,000 and $800,000 for the three and six months ended June 30, 2007, respectively.
On June 1, 2007, Vermillion entered into a nonexclusive license agreement with the National Cardiovascular Center (“NCVC”), an entity organized and existing under the laws of Japan. Under this agreement, Vermillion obtained a ten year worldwide nonexclusive license with the right to extend the term for the life of the licensed patent, which includes a United States Patent Application, a Japan Patent and a Patent Cooperation Treaty (“PCT”) Application, for technology used in Vermillion’s TTP diagnostic test kit that is under development. Under this agreement, Vermillion will pay NCVC a non-refundable license fee of $50,000. The payment terms are $20,000 upon execution of this agreement, $10,000 upon submission of an in vitro diagnostic test to the FDA for clearance,

Vermillion, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — Continued
(Unaudited)
$10,000 upon the first commercial sale of such in vitro diagnostic test kit and $10,000 upon achievement of $500,000 in net sales of such in vitro diagnostic test kits. Additionally, Vermillion will pay royalties to NCVC for net sales to customers located in the United Sates, Japan, Europe and China. As of June 30, 2007, Vermillion has paid $20,000 related to the execution of this agreement. There have been no subsequent payments made through June 30, 2008.
In connection with the Instrument Business Sale, Vermillion entered into a manufacture and supply agreement with Bio-Rad, whereby Vermillion agreed to purchase ProteinChip Systems and ProteinChip Arrays (collectively referred to as “Research Tools Products”) from Bio-Rad. In a letter from Vermillion to Bio-Rad dated May 1, 2008, Vermillion exercised its right to terminate the November 13, 2006, manufacture and supply agreement for convenience upon 180 days’ written notice. Consequently, termination of the agreement will become effective on October 28, 2008. Under the terms of the manufacture and supply agreement, Vermillion has a commitment to purchase 10 systems and 30,000 arrays in the first year, 13 systems and 30,000 arrays in the second year and 20 systems and 30,000 arrays for the third year. Vermillion has estimated the cost to be $70,000 per system and $40 per array for a total estimated obligation of $6,610,000. Vermillion made total purchases of $117,000 under this agreement for the six months ended June 30, 2008, and total purchases of $118,000 and $163,000 under this agreement for the three and six months ended June 30, 2007, respectively. Vermillion made no purchases under the agreement for the three months ended June 30, 2008. As of June 30, 2008, Vermillion had a total remaining first year obligation to purchase 4 systems and 9,936 arrays, or $677,000 based the on estimated costs of $70,000 per system and $40 per array. Additionally, Vermillion has not made any purchases towards the second year commitment of 13 systems and 30,000 arrays, or $2,110,000 based on the estimated costs of $70,000 per system and $40 per array. As of June 30, 2008, Vermillion owed Bio-Rad $117,000 for Research Tools Products.
Contingent Liabilities
On September 17, 2007, Molecular Analytical Systems (“MAS”) filed a lawsuit in the Superior Court of California for the County of Santa Clara naming Vermillion and Bio-Rad as defendants. Under the lawsuit, MAS seeks an unspecified amount of damages and alleges, among other things, that Vermillion is in breach of its license agreement with MAS relating to Surface Enhanced Laser Desorption/Ionization (“SELDI”) technology as a result of Vermillion’s entry into a sublicense agreement with Bio-Rad. In connection with the Instrument Business Sale, Vermillion sublicensed to Bio-Rad certain rights to the SELDI technology that Vermillion obtained under the MAS license for use outside of the clinical diagnostics field. Vermillion retained exclusive rights to the technology for use in the field of clinical diagnostics for a five-year period, after which it will retain nonexclusive rights in that field. Vermillion filed its general denial and affirmative defense on April 1, 2008, and is seeking to have the matter sent to arbitration. Vermillion intends to vigorously defend this action. Given the early stage of this action, management cannot predict the ultimate outcome of this matter at this time.
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

Vermillion, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — Continued
(Unaudited)
5.	Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss as of June 30, 2008 and 2007, were as follows (in thousands):

	2008	2007
Net unrealized loss on long-term investments available-for-sale	$(100)	$—
Cumulative translation adjustment	(177)	(40)

Accumulated other comprehensive loss	$(277)	$(40)

6.	Stock-Based Compensation
Options for 136,250 shares were granted with an average exercise price of $2.04 during the three and six months ended June 30, 2008. The allocation of stock-based compensation expense by functional area for the three and six months ended June 30, 2008 and 2007, was as follows (in thousands):

	Three Months Ended June 30 ,		Six Months Ended June 30 ,
	2008	2007	2008	2007
Cost of products revenue	$—	$—	$—	$1
Research and development	27	31	61	77
Sales and marketing	27	11	60	46
General and administrative	98	215	196	322

Total	$152	$257	$317	$446

7.	Loss Per Share
Basic loss per share is calculated using the weighted average number of common shares outstanding during the period. Because the Company is in a net loss position, diluted loss per share is calculated using the weighted average number of common shares outstanding and excludes the effects of 3,700,833 and 1,669,969 potential common shares as of June 30, 2008 and 2007, respectively, that are antidilutive. Potential common shares include common shares issuable upon conversion of all convertible senior notes, common stock issuable under the Company’s 2000 Employee Stock Purchase Plan, and incremental shares of common stock issuable upon the exercise of outstanding stock options and warrants.
8.	Related Party Transactions
In connection with the Instrument Business Sale, Bio-Rad became a significant stockholder of Vermillion, and entered into a transition services agreement with Vermillion. Under this agreement, Bio-Rad and the Company agreed to provide each other with certain administrative and operational support and related services and share the use of certain equipment. The term of the agreement was generally six months from the closing of the asset sale but could be extended or shortened with respect to certain items upon mutual agreement by the parties. The agreement was amended in May and June 2007 to extend the term during which the parties would provide certain consulting services to each other until December 31, 2007. Either party may terminate one, some or all of the remaining services of which it is the recipient at any time upon 60 days’ advance notice. Although the agreement expired on December 31, 2007, both the Company and Bio-Rad are continuing to provide each other with certain administrative and operational support and related services. The parties pay each other a fee for the provision of the consulting services based on an hourly rate tied to the salary of the employee or consultant who is providing such services. Transitional services provided by the Company to Bio-Rad amounted to $9,000 and $26,000 for the three and six months ended June 30, 2008, respectively, and $20,000 and $90,000 for the three and six months ended June 30, 2007, respectively. Transitional services provided by Bio-Rad to the Company amounted to $6,000 and $16,000 for

Vermillion, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — Continued
(Unaudited)
the three and six months ended June 30, 2008, respectively, and $17,000 and $39,000 for the three and six months ended June 30, 2007, respectively.
In connection with the Instrument Business Sale, Vermillion entered into a sublease agreement with Bio-Rad, pursuant to which Vermillion subleased approximately 29,000 square feet of its Fremont, California facility. Bio-Rad was permitted to use the sublet premises only for general office, laboratory, research and development, and other uses necessary to conduct their business, and was not permitted to sublet the premises without Vermillion’s consent. The sublease expired on July 31, 2008. Rent under the sublease was payable monthly and consisted of base rent plus a proportionate share of certain other expenses including property taxes, management fees, insurance, maintenance and utilities. Rent and certain other facility related expenses were paid directly to Vermillion, and in accordance with the terms of the master lease, all payments received by Vermillion from Bio-Rad under the sublease were paid to the landlord. Under the sublease agreement, Vermillion recognized base rent of $397,000 and $793,000 for the three and six months ended June 30, 2008, respectively, and $384,000 and $767,000 for the three and six months ended June 30, 2007, respectively. Under the sublease agreement, Vermillion recognized other rental income of $12,000 and $24,000 for the three and six months ended June 30, 2008, respectively, and $12,000 and $29,000 for the three and six months ended June 30, 2007, respectively.
Subsequent to the Instrument Business Sale, both the Company and Bio-Rad recognized business activities with each other. As of June 30, 2008, the Company owed Bio-Rad $30,000, which consisted of $22,000 for accounts receivable the Company collected on behalf of Bio-Rad and $8,000 for invoices paid by the Company that were reimbursed twice by Bio-Rad. Similarly, Bio-Rad owed the Company $85,000, which consisted of $15,000 of invoices paid by the Company on behalf of Bio-Rad, $65,000 for Bio-Rad’s portion of expenses related to facilities shared with the Company, $3,000 for transitional services provided by Vermillion to Bio-Rad, and $2,000 for equipment sold by Vermillion to Bio-Rad. As of December 31, 2007, the Company owed Bio-Rad $50,000, which consisted of $42,000 for accounts receivable the Company collected on behalf of Bio-Rad and $8,000 for invoices paid by the Company that were reimbursed twice by Bio-Rad. Similarly, Bio-Rad owed the Company $33,000, which consisted of $15,000 of invoices paid by the Company on behalf of Bio-Rad and $18,000 for Bio-Rad’s portion of expenses related to facilities shared with the Company.
In connection with a strategic alliance agreement dated July 22, 2005, Quest became a significant stockholder of Vermillion. Pursuant to the strategic alliance agreement, Quest agreed to provide Vermillion with a $10,000,000 secured line of credit, which is collateralized by certain intellectual property of Vermillion, that may be used only for payment of certain costs and expenses directly related to the strategic alliance. Under the terms of this secured line of credit, the interest rate is at the prime rate plus 0.5% and is payable monthly. Additionally, this secured line of credit contains provisions for Quest to forgive portions of the amounts borrowed that correspond to Vermillion’s achievement of certain milestones related to development, regulatory approval and commercialization of certain diagnostic tests. The amounts to be forgiven and the corresponding milestones that Vermillion must achieve are (i) $1,000,000 for each application that allows a licensed laboratory test to be commercialized with a maximum of three applications for $3,000,000; (ii) $3,000,000 for the commercialization of the first diagnostic test kit; and (iii) $2,000,000 for each subsequent commercialization of diagnostic test kits with a maximum of two subsequent commercialized diagnostic test kits for $4,000,000. Should Vermillion fail to achieve these milestones, it would be responsible for the repayment of the outstanding principal amount and any unpaid interest on the secured line of credit on or before July 22, 2010. Vermillion has drawn on this secured line of credit in monthly increments of $417,000 on the last day of each month during the first two years of the strategic alliance. The outstanding principal balance of this secured line of credit was $10,000,000 at June 30, 2008, and December 31, 2007. Accrued interest payable related this secured line of credit was $45,000 and $67,000 as of June 30, 2008, and December 31, 2007, respectively. Interest expense related to this secured line of credit was $139,000 and $306,000 for the three and six months ended June 30, 2008, respectively, and $200,000 and $371,000 for the three and six months ended June 30,2007, respectively.
In connection with the August 29, 2007, private placement sale of Vermillion’s common stock and warrants to purchase additional shares of its common stock, Highbridge International LLC (“Highbridge”) became a significant

Vermillion, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — Continued
(Unaudited)
stockholder of Vermillion. At June 30, 2008, and December 31, 2007, Highbridge held $11,100,000 in principal of the 7.00% senior convertible notes due September 1, 2011 (the “Highbridge 7.00% Notes”). Accrued interest related to the Highbridge 7.00% Notes was $259,000 and $259,000 as of June 30, 2008, and December 31, 2007, respectively. Interest expense related to the Highbridge 7.00% Notes was $225,000 and $450,000 for the three and six months ended June 30, 2008, respectively, and $225,000 and $458,000 for the three and six months ended June 30, 2007, respectively.
9.	Fair Value
As of June 30, 2008, the Company had no financial liabilities that were measured at fair value on a recurring basis. The financial assets measured at fair value on a recurring basis at June 30, 2008, were as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Total Fair	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents:
Money market funds	$3,969	$3,969	$—	$—
Foreign denominated cash	532	532	—	—
Long-term investments available-for-sale:
Auction rate securities	4,626	—	—	4,626

Total	$9,127	$4,501	$—	$4,626

The Company’s financial assets measured at fair value on a recurring basis using significant Level 3 inputs as of June 30, 2008, consisted solely of auction rate securities. The reconciliation of financial assets measured at fair value using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2008, was as follows (in thousands):

	Long-Term Investments
	Available- for-Sale (Level 3)
	Auction Rate Securities
	Three Months	Six Months
	Ended	Ended
	June 30, 2008	June 30, 2008

Balance at beginning of period	$6,043	$—
Total realized losses included in earnings	(509)	(624)
Change in unrealized gains (losses) included in other comprehensive loss	292	(2)
Sales	(1,200)	(1,200)
Transfers into Level 3	—	6,452

Balance at end of period	$4,626	$4,626

Total losses included in earnings attributable to the change in unrealized losses relating to assets still held at the reporting date	$(509)	$(624)

At June 30, 2008, long-term investments available-for-sale measured at fair value using Level 3 inputs consisted of $4,626,000 invested in auction rate securities. The recent failure of auctions and the lack of market activity and liquidity required that these securities be measured using Level 3 inputs. The fair value of our auction rate securities was determined using a probability weighted discounted cash flow analysis that is consistent with the market approach, income approach and cost approach of a valuation technique. Assumptions used by the Company

Vermillion, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — Continued
(Unaudited)
included estimates of (i) when a successful auction would occur or the securities would be redeemed, based on current market development on redemption for each type of auction rate securities and also the development of the secondary market; (ii) a discount rate commensurate with the implied risk associated with holding the auction rate securities, which is based on prime rate plus spreads for liquidity premiums and risk-free premiums; and (iii) cash flow stream using indicative bids in the current secondary market for liquidation value. The valuation of the Company’s Auction Rate Securities is subject to uncertainties that are difficult to predict. Factors that may impact its valuation include changes to credit ratings of the securities and to the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral value, discount rates and ongoing strength and quality of market credit and liquidity.
The underlying assets of the auction rate securities were measured using Level 3 inputs due to the failure of the auction market, based on the Company’s assessment of the underlying collateral, the creditworthiness of the issuers of the securities, and the Company’s ability to hold these securities until anticipated recovery, which could be at final maturity. Based on such assessment, the Company recognized an other-than-temporary impairment of $509,000 and $624,000 for the three and six months ended June 30, 2008, respectively. The other-than-temporary impairment is included in other income, net of the consolidated statement of operations.
10.	Subsequent Event
On July 2, 2008, Vermillion engaged ThinkPanmure LLC (“ThinkPanmure”), a global growth company investment bank, to assist Vermillion with identifying and evaluating strategic alternatives intended to enhance the potential of its peripheral artery disease (“PAD”) blood test (“VASCLIR™”) and ovarian tumor triage test (“OVA1™”), and its pipeline of proprietary biomarkers to maximize stockholder value. Under this agreement, Vermillion will pay ThinkPanmure a non-refundable retainer fee of $150,000, which will be credited against any transaction fees payable under this agreement. The retainer fee payment terms are $50,000 upon the execution of this agreement, $50,000 on August 15, 2008, and $50,000 on October 15, 2008. Upon closing of any strategic transactions, ThinkPanmure will be paid the greater of (1) $425,000 or (2) 1.5% of the aggregate consideration if it is with a company specified in the agreement; or will be paid the greater of (1) $425,000 or (2) 3.0% of the aggregate consideration received up to $50,000,000, 1.5% of the aggregate consideration received between $50,000,000 and $100,000,000, and 1.0% of the aggregate consideration received above $100,000,000 if it is with a company unspecified in the agreement. Vermillion will also reimburse ThinkPanmure for reasonable out-of-pocket expenses not to exceed $75,000. Additionally, if Vermillion receives any payment, including any payment for reimbursement of expenses, from another company in connection with the termination, abandonment or failure to complete a proposed strategic transaction, ThinkPanmure will be paid 25.0% of the breakup fee up to a maximum of $425,000.

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
Through collaborations with leading academic and research institutions, including The Johns Hopkins University School of Medicine, The University of Texas M.D. Anderson Cancer Center, University College London, The University of Texas Medical Branch, The Katholieke Universiteit Leuven, The Ohio State University Research Foundation and Stanford University, we have developed and plan to develop diagnostic tests in the fields of oncology, hematology, cardiology and women’s health. Vermillion will also address clinical questions related to early stage disease detection, treatment response, monitoring of disease progression, prognosis and others. These research collaborations have provided Vermillion with the clinical data and intellectual property portfolio that form the basis of Vermillion’s product pipeline. Vermillion is now engaged in product development and commercialization of discoveries made under these collaborations.
On July 22, 2005, Vermillion entered into a strategic alliance agreement with Quest pursuant to which the parties have agreed to develop and commercialize up to three diagnostic tests. The term of the agreement was set to end on the earlier of (i) the three-year anniversary of the agreement and (ii) the date on which Quest commercializes the three diagnostic tests. On July 21, 2008, Vermillion and Quest amended the strategic alliance agreement to extend the term to September 1, 2008. Thus, Vermillion’s major initiatives are currently aimed at commercializing these diagnostic tests, both within the context of its strategic alliance agreement with Quest as well as markets in which Quest does not participate, to the extent permitted under the strategic alliance agreement.
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
Recent Developments
On July 2, 2008, Vermillion engaged ThinkPanmure LLC, a global growth company investment bank, to assist Vermillion with identifying and evaluating strategic alternatives intended to enhance the potential of its peripheral artery disease (“PAD”) blood test (“VASCLIR™”) and ovarian tumor triage test (“OVA1™”), and its pipeline of proprietary biomarkers to maximize stockholder value.
On June 11, 2008, Michael J. Callaghan resigned from Vermillion’s Board of Directors for personal reasons. His resignation was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.
On June 3, 2008, the Company entered into a noncancelable operating lease for a new principle facility located in Fremont, California. Under the lease agreement, the term is from July 1, 2008, through June 30, 2010, with an annual base rent of $87,000 and $92,000 for the first year and second year, respectively. The Company will also pay common area charges, taxes and insurance with an annual estimated cost of $21,000. Additionally, under the lease agreement, the Company has pledged a $100,000 certificate of deposit as collateral on a letter of credit serving as a security deposit for the first year. For the second year, the certificate of deposit pledged as collateral on a letter of credit serving as a security deposit will be reduced to $60,000.
During May 2008, Vermillion formed a clinical steering committee to provide strategic scientific guidance to advise Vermillion on clinical development and commercialization efforts for VASCLIR, which will help determine an individual’s risk of developing PAD. The clinical steering committee will also provide strategic scientific guidance regarding the development of a clinical trial to support registration of the PAD test with the FDA. The members of the clinical steering committee are John Cooke, M.D., Ph.D., Professor of Medicine at Stanford University and former president of the Society for Vascular Medicine and Biology; William Hiatt, M.D., President of the Colorado Prevention Center (the “CPC”) and Professor of Medicine and Chief of the Section of Vascular Medicine at the University of Colorado Denver School of Medicine; Joseph Coll, Ph.D., Senior Biostatistician at the CPC and Assistant Research Professor at the University of Colorado Denver School of Medicine; and Eric T. Fung, M.D., Ph.D., Chief Scientific Officer at Vermillion. Additionally during May 2008, Vermillion engaged the CPC as an academic research organization for the design of a clinical study to support clearance of VASCLIR with the FDA.
In a letter from Vermillion to Bio-Rad dated May 1, 2008, Vermillion exercised its right to terminate the November 13, 2006, manufacture and supply agreement for convenience upon 180 days’ written notice. Consequently, termination of the agreement will become effective on October 28, 2008.
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
Effective April 9, 2008, Vermillion appointed John F. Hamilton to serve on its Board of Directors and as Chairman of the Audit Committee of the Board of Directors. Mr. Hamilton replaces Judy Bruner, who resigned from the Board of Directors on April 8, 2008, for personal reasons, and not as the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices. Mr. Hamilton received an initial grant of stock options to purchase 25,000 shares of Vermillion’s common stock, which will vest in equal monthly installments over a twenty-four month period, at an exercise price equal to the fair market value of Vermillion’s common stock on the date of grant. In addition, Mr. Hamilton is entitled to receive annual compensation consistent with Vermillion’s compensation policy both for his continued service as a non-employee Director and as Chairman of the Audit Committee. Prior to this appointment, Mr. Hamilton served as vice president and chief financial officer of Depomed, Inc., a specialty pharmaceutical company. Mr. Hamilton began his career in the banking industry and went on to hold senior financial positions at several biopharmaceutical companies including Glyko, Inc., which is now BioMarin Pharmaceuticals, and Chiron Corporation. He sits on the regional board of directors of the Association of Bioscience Financial Officers and is a past-president of the Treasurers Club of San Francisco. Mr. Hamilton received his M.B.A. from the University of Chicago and his B.A. in International Relations from the University of Pennsylvania.

On March 20, 2008, Vermillion announced its preliminary results from a clinical trial evaluating OVA1. The study met its primary endpoints in that the ovarian tumor triage test successfully stratified women with pelvic masses into high-risk and low-risk categories, thereby enabling a more informed determination of which patients should be referred to a specialist prior to surgery. These results indicate that the use of the ovarian tumor triage test could significantly increase the percentage of high-risk cases referred to the appropriate specialist for treatment, ultimately improving survival rates. Vermillion’s novel ovarian biomarker panel ruled out malignancy with approximately 95% certainty or negative predictive value. Negative predictive value is the probability that the patient is free of disease based on diagnostic evaluation. The novel ovarian biomarker panel also showed approximately 90% sensitivity for detecting malignant ovarian tumors. The prospective clinical trial was one of the largest ever conducted and assessed more than 550 patients with a confirmed adnexal mass at 27 clinical trial sites in the United States. On June 19, 2008, Vermillion submitted a 510(k) pre-market notification application to the FDA requesting regulatory clearance of its OVA1.
On February 22, 2008, the staff of the NASDAQ Listing Qualifications Department (the “Staff”) notified Vermillion that it did not comply with Marketplace Rule 4310(c)(3) for continued inclusion on the NASDAQ Capital Market due to its noncompliance with the $35,000,000 market value of listed securities requirement for the previous 10 consecutive business days. Pursuant to Marketplace Rule 4310(c)(8)(C), Vermillion was granted 30 days, or until March 24, 2008, to regain compliance with the market value of listed securities requirement. Vermillion did not regain compliance by March 24, 2008, and on March 25, 2008, Vermillion received written notification from the Staff (the “Staff Determination Notice”) that Vermillion’s securities were subject to delisting unless Vermillion requested a hearing before a NASDAQ Listing Qualifications Panel (the “Panel”). Vermillion subsequently requested a hearing before the Panel, which stayed the delisting action by the Staff. On May 1, 2008, Vermillion attended a hearing before the Panel to appeal the Staff Determination Notice, present a plan to evidence compliance and request continued listing on the NASDAQ Capital Market pending completion of its compliance plan. Subsequently, on June 25, 2008, the Panel granted Vermillion’s request for continued listing of its securities on the NASDAQ Capital Market, subject to Vermillion having stockholders’ equity of at least $2,500,000 on or before September 22, 2008, or demonstrate compliance with one of the other listing criteria under Marketplace Rule 4310(c)(3).
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

Fair Value Measurements
On January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements, on a prospective basis for its financial assets and liabilities as well as for nonfinancial assets and liabilities that are recognized or disclosed at fair value on a recurring basis in the consolidated financial statements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. As defined in SFAS No.157, fair value is the price that would be received for an asset when sold or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The adoption of SFAS No. 157 for its financial assets and liabilities as well as for nonfinancial assets and liabilities that are recognized or disclosed at fair value on a recurring basis in the consolidated financial statements had no impact on the consolidated financial statements. In February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS No. 157 for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis, until fiscal years beginning after November 15, 2008. The Company’s adoption of SFAS No. 157 for nonfinancial assets and liabilities measured at fair value on a nonrecurring basis is not expected to have a material impact on its consolidated financial statements.
Recent Accounting Pronouncements to be Adopted
Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities
In June 2008, the Financial Accounting Standards Board (the “FASB”) issued FASB Staff Position (“FSP”) No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. FSP No. EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (“EPS”) under the two-class method described in SFAS No. 128, Earnings Per Share. FSP No. EITF 03-6-1 requires that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. FSP No. EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented shall be adjusted retrospectively (including interim financial statements, summaries of earnings and selected financial data) to conform with the provisions of FSP No. EITF 03-6-1. Early application is not permitted. The Company does not expect the adoption of FSP No. EITF 03-6-1 to have an impact on its earnings per share.
The Hierarchy of Generally Accepted Accounting Principles
In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. SFAS No. 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company does not expect the adoption of SFAS No. 162 to have an impact on its consolidated financial statements.
Accounting for Convertible Debt Instruments That May Be Settled In Cash upon Conversion (Including Partial Cash Settlement)
In May 2008, the FASB issued FSP No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled In Cash upon Conversion (Including Partial Cash Settlement). FSP No. APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP No. APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. FSP No. APB 14-1 shall be applied retrospectively to all periods presented unless instruments were not outstanding during any period included in the financial statements. The Company is currently evaluating the impact of adopting FSP No. APB 14-1 will have on its consolidated financial statements.
Determination of the Useful Life of Intangible Assets
In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets. FSP No. FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. FSP No. FAS 142-3 amends paragraph 11(d) of SFAS No. 142 to require an entity to use its own assumptions about renewal or extension of an arrangement, adjusted for the entity-specific factors in paragraph 11 of SFAS No. 142, even when there is likely to be substantial cost or material modifications. FSP No. FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, with early adoption prohibited. The provisions of FSP No. FAS 142-3 are to be applied prospectively to intangible assets acquired after January 1, 2009, for the Company, although the disclosure provisions are required for all intangible assets recognized as of or subsequent to January 1, 2009. The Company does not expect the adoption of FSP No. FAS 142-3 to have an impact on its consolidated financial statements.
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

Results of Operations
Three Months Ended June 30, 2008, Compared to Three Months Ended June 30, 2007
The selected summary financial and operating data of Vermillion for the three months ended June 30, 2008 and 2007, were as follows (dollars in thousands):

	Three Months Ended June 30,		Increase (Decrease)
	2008	2007	Amount	%
Revenue:
Products	$—	$—	$—	—
Services	—	—	—	—

Total revenue	—	—	—	—

Cost of revenue:
Products	—	—	—	—
Services	—	—	—	—

Total cost of revenue	—	—	—	—

Gross profit	—	—	—	—

Operating expenses:
Research and development	1,252	2,219	(967)	(43.58)
Sales and marketing	503	353	150	42.49
General and administrative	1,654	3,339	(1,685)	(50.46)

Total operating expenses	3,409	5,911	(2,502)	(42.33)

Loss on sale of instrument business	—	(382)	(382)	(100.00)

Loss from operations	(3,409)	(6,293)	(2,884)	(45.83)

Interest income	96	125	(29)	(23.20)
Interest expense	(512)	(605)	(93)	(15.37)
Other expense, net	(634)	(57)	577	1,012.28

Loss before income taxes	(4,459)	(6,830)	(2,371)	(34.71)
Income tax benefit (expense)	(2)	4	(6)	(150.00)

Net loss	$(4,461)	$(6,826)	$(2,365)	(34.65)

Products Revenue. There was no products revenue for the three months ended June 30, 2008 and 2007.
Services Revenue. There was no services revenue for the three months ended June 30, 2008 and 2007.
Cost of Products Revenue. There was no cost of products revenue for the three months ended June 30, 2008 and 2007.
Cost of Services Revenue. There was no cost of services revenue for the three months ended June 30, 2008 and 2007.
Research and Development Expenses. Research and development expenses decreased by $967,000, or 43.6%, to $1,252,000 for the three months ended June 30, 2008, from $2,219,000 for the same period in 2007. This decrease was primarily due to the reductions in employee headcount to six at June 30, 2008, from fourteen at June 30, 2007, and, correspondingly, salaries, payroll taxes, employee benefits and stock-based compensation decreased by $239,000. Collaboration costs also decreased by $711,000 as a result of Vermillion completing its collaboration obligations to University College London and UCL Biomedica Plc, and PrecisionMed International. Stock-based compensation expense included in research and development expenses was $27,000 and $31,000 for the three months ended June 30, 2008 and 2007, respectively.

Sales and Marketing Expenses. Sales and marketing expenses increased by $150,000, or 42.5%, to $503,000 for the three months ended June 30, 2008, from $353,000 for the same period in 2007. The increase was primarily due to the higher number of senior level positions at June 30, 2008, compared to June 30, 2007, offset by the reduction in employee headcount to four at June 30, 2008, from six at June 30, 2007. As a result salaries, payroll taxes, employee benefits and stock-based compensation increased by $108,000. Stock-based compensation expense included in sales and marketing expenses was $27,000 and $11,000 for the three months ended June 30, 2008 and 2007, respectively.
General and Administrative Expenses. General and administrative expenses decreased by $1,685,000, or 50.5%, to $1,654,000 for the three months ended June 30, 2008, from $3,339,000 for the same period in 2007. The decrease was primarily due to the reduction in legal fees of $319,000, which reflects the legal work related to the filing of new patent applications, Health Discovery Corporation lawsuit and reexamination certificate confirming United States Patent No. 6,734,022 during the three months ended June 30, 2007; $600,000 for the settlement of the Health Discovery Corporation during the three months ended June 30, 2007; and other professional services of $114,000, from the Company name change and printing costs associated with financial reporting obligations for the three months ended June 30, 2007. Additionally, employee headcount declined to six at June 30, 2008, from fifteen at June 30, 2007, and, correspondingly, salaries, payroll taxes, employee benefits and stock-based compensation decreased by $603,000. These decreases were offset by an increase in accounting and audit fees of $98,000, which reflects the work performed on the post effective amendments on Form S-1 and Form S-3 related to the registration of the August 29, 2007, private placement offering of common stock and warrants. Stock-based compensation expense included in general and administrative expenses was $98,000 and $215,000 for the three months ended June 30, 2008 and 2007, respectively.
Loss on Sale of Instrument Business. Loss on sale of the Instrument Business was from a charge of $382,000 for the three months ended June 30, 2007, related to a post closing adjustment resulting from the sale of assets and liabilities of the Instrument Business to Bio-Rad.
Interest Income. Interest income was $96,000 for the three months ended June 30, 2008, compared to $125,000 for the same period in 2007. Interest income decreased primarily due to lower interest yields received from investments available-for-sale and money market funds.
Interest Expense. Interest expense was $512,000 for the three months ended June 30, 2008, compared to $605,000 for the same period in 2007. Interest expense in both periods consisted largely of interest related to our convertible senior notes and borrowings from Quest. Interest expense included the amortization of the beneficial conversion feature associated with the convertible senior notes amounting to $57,000 and $87,000 for the three months ended June 30, 2008 and 2007, respectively.
Other Income (Expense), Net. Net other expense was $634,000 for the three months ended June 30, 2008, compared to net other expense of $57,000 for the same period in 2007. Net other expense for three months ended June 30, 2008, included the net realized foreign currency exchange loss of $79,000 due to the decrease in foreign currency exchange rates, offering costs amortization related to the convertible senior notes of $16,000 and the other-than-temporary charge on investments available-for-sale of $509,000. Net other expense for the three months ended June 30, 2007, included the offering costs amortization related to the convertible senior notes of $23,000.
Income Tax Benefit (Expense). Income taxes were an expense of $2,000 for the three months ended June 30, 2008, compared to a benefit of $4,000 for the same period in 2007. The income tax expense was due to foreign income taxes.

Six Months Ended June 30, 2008, Compared to Six Months Ended June 30, 2007
The selected summary financial and operating data of Vermillion for the six months ended June 30, 2008 and 2007, were as follows (dollars in thousands):

	Six Months Ended June 30,		Increase (Decrease)
	2008	2007	Amount	%
Revenue:
Products	$5	$—	$5	—
Services	48	21	27	128.57

Total revenue	53	21	32	152.38

Cost of revenue:
Products	2	—	2	—
Services	20	15	5	33.33

Total cost of revenue	22	15	7	46.67

Gross profit	31	6	25	416.67

Operating expenses:
Research and development	3,127	4,209	(1,082)	(25.71)
Sales and marketing	1,396	830	566	68.19
General and administrative	3,481	6,536	(3,055)	(46.74)

Total operating expenses	8,004	11,575	(3,571)	(30.85)

Loss on sale of instrument business	—	(382)	(382)	(100.00)

Loss from operations	(7,973)	(11,951)	(3,978)	(33.29)

Interest income	281	289	(8)	(2.77)
Interest expense	(1,053)	(1,131)	(78)	(6.90)
Other income (expense), net	(610)	(78)	532	682.05

Loss before income taxes	(9,355)	(12,871)	(3,516)	(27.32)
Income tax benefit (expense)	48	(2)	(50)	(2,500.00)

Net loss	$(9,307)	$(12,873)	$(3,566)	(27.70)

Products Revenue. Products revenue of $5,000 was generated from the sales of thrombotic thrombocytopenic purpura (“TTP”) test component material to The Ohio State University Research Foundation (“OSU”) for the six months ended June 30, 2008. There was no products revenue for the six months ended June 30, 2007.
Services Revenue. Services revenue increased to $48,000 for the six months ended June 30, 2008, from $21,000 for the same period in 2007. Services revenue was generated from support services provided to a customer in accordance with a consortium agreement, which expired on March 31, 2008.
Cost of Products Revenue. Cost of products revenue related the sales of thrombotic thrombocytopenic purpura (“TTP”) test component material to OSU was $2,000 for the six months ended June 30, 2008. There was no cost of products revenue for the six months ended June 30, 2007.
Cost of Services Revenue. Cost of services revenue increased to $20,000 for the six months ended June 30, 2008, from $15,000 for the same period in 2007. Cost of services revenue were costs associated with support services provided to a customer in accordance with a consortium agreement, which expired on March 31, 2008.
Research and Development Expenses. Research and development expenses decreased by $1,082,000, or 25.7%, to $3,127,000 for the six months ended June 30, 2008, from $4,209,000 for the same period in 2007. This decrease was primarily due to the reductions in employee headcount to six at June 30, 2008, from fourteen at June 30, 2007, and, correspondingly, salaries, payroll taxes, employee benefits and stock-based compensation decreased by $360,000. Collaboration costs also decreased by $757,000 as a result of Vermillion completing its collaboration obligations to University College London and UCL Biomedica Plc, and PrecisionMed International. Stock-based compensation expense included in research and development expenses was $61,000 and $77,000 for the six months ended June 30, 2008 and 2007, respectively.
Sales and Marketing Expenses. Sales and marketing expenses increased by $566,000, or 68.2%, to $1,396,000 for the six months ended June 30, 2008, from $830,000 for the same period in 2007. The increase was primarily due to the higher number of senior level positions at June 30, 2008, compared to June 30, 2007, offset by the reduction in employee headcount to four at June 30, 2008, from six at June 30, 2007. As a result salaries, payroll taxes, employee benefits and stock-based compensation increased by $387,000. This also resulted in an increase to travel expenses by $63,000. Stock-based compensation expense included in sales and marketing expenses was $60,000 and $46,000 for the six months ended June 30, 2008 and 2007, respectively.
General and Administrative Expenses. General and administrative expenses decreased by $3,055,000, or 46.7%, to $3,481,000 for the six months ended June 30, 2008, from $6,536,000 for the same period in 2007. The decrease was primarily due to the reduction in legal fees of $668,000, which reflects the legal work related to the filing of new patent applications, Health Discovery Corporation lawsuit and reexamination certificate confirming United States Patent No. 6,734,022 during the six months ended June 30, 2007; $600,000 for the settlement of the Health Discovery Corporation during the three months ended June 30, 2007; accounting and audit fees of $129,000, which reflects the reduction of accounting and audit work corresponding to the reduced operations of the Company, offset by work performed on the post effective amendments on Form S-1 and Form S-3 related to the registration of the August 29, 2007, private placement offering of common stock and warrants; and other professional services of $462,000 from the Company name change and printing costs associated with financial reporting obligations for the six months ended June 30, 2007. Additionally, employee headcount declined to six at June 30, 2008, from fifteen at June 30, 2007, and, correspondingly, salaries, payroll taxes, employee benefits and stock-based compensation decreased by $887,000. This also resulted in a decrease to travel expenses by $91,000 and occupancy costs of $141,000. Stock-based compensation expense included in general and administrative expenses was $196,000 and $322,000 for the six months ended June 30, 2008 and 2007, respectively.
Loss on Sale of Instrument Business. Loss on sale of the Instrument Business was from a charge of $382,000 for the six months ended June 30, 2007, related to a post closing adjustment resulting from the sale of assets and liabilities of the Instrument Business to Bio-Rad.
Interest Income. Interest income was $281,000 for the six months ended June 30, 2008, compared to $289,000 for the same period in 2007. Interest income decreased primarily due to lower interest yields received from investments available-for-sale offset by higher amount of investments available-for-sale and money market fund balances.
Interest Expense. Interest expense was $1,053,000 for the six months ended June 30, 2008, compared to $1,131,000 for the same period in 2007. Interest expense in both periods consisted largely of interest related to our convertible senior notes and borrowings from Quest. Interest expense included the amortization of the beneficial conversion feature associated with the convertible senior notes amounting to $114,000 and $126,000 for the six months ended June 30, 2008 and 2007, respectively.
Other Income (Expense), Net. Net other expense was $610,000 for the six months ended June 30, 2008, compared to net other expense of $78,000 for the same period in 2007. Net other expense for six months ended June 30, 2008, included the net realized foreign currency exchange gain of $87,000 due to the decrease in foreign currency exchange rates, and was offset by the offering costs amortization related to the convertible senior notes of $34,000 and the other-than-temporary charge on investments available-for-sale of $624,000. Net other expense for the six months ended June 30, 2007, included the offering costs amortization related to the convertible senior notes of $37,000.
Income Tax Benefit (Expense). Income taxes were a benefit of $48,000 for the six months ended June 30, 2008, compared to an expense of $2,000 for the same period in 2007. The income tax benefit was due to foreign income tax refunds.

Liquidity and Capital Resources
From the Company’s inception through June 30, 2008, the Company has financed its operations principally with $229,353,000 from the sales of products and services to customers and $182,802,000 of net proceeds from equity financings. This includes net proceeds of $92,435,000 from Vermillion’s initial public offering on September 28, 2000; net proceeds of $26,902,000 from Vermillion’s Series E Preferred Stock financing in March 2000; net proceeds of $14,954,000 from the sale of 622,500 shares of Vermillion common stock and a warrant to purchase 220,000 shares of Vermillion common stock to Quest on July 22, 2005; net proceeds of $3,000,000 from the sale of 308,642 shares of Vermillion common stock to Bio-Rad in connection with the Instrument Business Sale on November 13, 2006; and net proceeds of $18,953,000 from the sale of 2,451,309 shares of Vermillion common stock and warrants for 1,961,047 shares of Vermillion common stock to a group of new and existing investors on August 29, 2007. Additionally, in connection with the strategic alliance agreement dated July 22, 2005, with Quest, Vermillion has drawn $10,000,000 from this secured line of credit as of December 31, 2007, solely to fund certain development activities related to its strategic alliance. On August 23, 2003, Vermillion received net proceeds of $28,134,000 from the sale of $30,000,000 in aggregate principal of the 4.50% convertible senior notes due September 1, 2008, of which $27,500,000 in aggregate principal was subsequently exchanged and redeemed on November 15, 2006, for $16,500,000 in aggregate principal of the 7.00% convertible senior notes due September 1, 2011, and $11,000,000 in cash. The remaining $2,500,000 in aggregate principal of the 4.50% convertible senior notes is due September 1, 2008. The Company also received net proceeds of $15,218,000 from the Instrument Business Sale to Bio-Rad on November 13, 2006, and an additional $2,000,000 withheld by Bio-Rad related to the United States Patent and Trademark Office issuance of the reexamination certificate of the United States Patent No. 6,734,022 on October 23, 2007. The Company received net proceeds of $27,011,000 from the sale of its BioSepra business on November 24, 2004, and an additional $1,021,000, including interest, held in an interest-bearing escrow account for one year after the sale on December 1, 2005.
Cash and cash equivalents at June 30, 2008 and December 31, 2007, were $5,307,000 and $7,617,000, respectively. At June 30, 2008, the working deficit was $123,000, and at December 31, 2007, working capital was $8,534,000. The decrease in working capital for the six months ended June 30, 2008, was principally due to funds used to finance operating losses of $9,307,000, the transfer of Bio-Rad’s Fremont facility building deposit from other liabilities to accrued liabilities and the transfer of investments available-for-sale from short-term to long-term investments of $2,550,000, which was offset by the transfer of the Fremont facility building deposit from other assets to prepaid expenses and other current assets.
Net cash used in operating activities was $9,692,000 for the six months ended June 30, 2008, primarily as a result of the $9,307,000 net loss reduced by $1,739,000 of noncash expenses that included depreciation and amortization of $606,000, other than temporary charge on investments of $624,000, stock-based compensation of $317,000 and amortization of convertible senior notes discount of $114,000. Net cash used in operating activities was also increased by $2,124,000 of cash used in changes in operating assets and liabilities.
Net cash provided by investing activities was $7,408,000 for the six months ended June 30, 2008, which primarily resulted from the net sales of investments available-for-sale of $7,525,000.
At June 30, 2008, the Company’s investments consisted of $4,626,000 invested in auction rate securities, which were classified as available-for-sale long-term investments as a result of certain auction rate securities failing to settle at auctions prior to June 30, 2008. The underlying assets of these auction rate securities include student loans guaranteed by the United States Government under the Federal Family Education Loan Program, closed-end funds and private placements. These auction rate securities are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, which is generally every 28 days. Upon an auction failure, the interest rates do not reset at a market rate but instead reset based on a formula contained in the security, which rate is generally higher than the current market rate. The failure of the auctions means the Company may be unable to liquidate its auction rate securities into cash at par value until a future auction of these investments is successful or the auction rate security is refinanced by the issuer into another type of instrument. The Company recognized an other-than-temporary impairment of $509,000 for the three months ended June 30, 2008, to reduce the carrying amount of four auction rate securities from $3,885,000 to $3,376,000. The Company recognized an other-than-temporary impairment of $624,000 for the six months ended June 30, 2008, to reduce the carrying amount of four auction rate securities from $4,000,000 to $3,376,000. The other-than-temporary impairment was a result of multiple auction failures for these auction rate securities and the Company’s inability to hold these auction rate securities until the recovery of the par amount due to operating cash requirements within the next twelve months.

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
Net cash provided by financing activities was $28,000 for the six months ended June 30, 2008, which resulted from an adjustment of registration costs associated with the August 29, 2007, private placement offering of common stock and warrants.
The Company has incurred significant net losses and negative cash flows from operations since inception. At June 30, 2008, the Company had an accumulated deficit of $248,449,000. On November 13, 2006, the Company completed the Instrument Business Sale to Bio-Rad, and as a result the Company currently concentrates its resources on developing clinical protein biomarker diagnostic products and services, and it does not expect to generate substantial revenue until certain diagnostic tests are cleared by the FDA and commercialized. Management believes that current available resources will not be sufficient to fund the Company’s planned expenditures over the next twelve months. The Company’s ability to continue to meet its obligations and to achieve its business objectives is dependent upon, among other things, liquidating its investments in auction rate securities, raising additional capital or generating sufficient revenue in excess of costs. At such time as the Company requires additional funding, the Company will seek to raise such additional funding from various possible sources, including the public equity market, private financings, sales of assets, collaborative arrangements and debt. If Vermillion raises additional capital through the issuance of equity securities or securities convertible into equity, stockholders will experience dilution, and such securities may have rights, preferences or privileges senior to those of the holders of common stock or convertible senior notes. If the Company raises additional funds by issuing debt, the Company may be subject to limitations on its operations, through debt covenants or other restrictions. If the Company obtains additional funds through arrangements with collaborators or strategic partners, the Company may be required to relinquish its rights to certain technologies or products that it might otherwise seek to retain. In addition, auctions of the Company’s auction rate securities failed during the six months ended June 30, 2008, due to a lack of buying demand. Consequently, the Company’s ability to liquidate and fully recover the carrying value of its auction rate securities in the near term is limited. There can be no assurance that the Company will be able to raise additional funds, or raise them on acceptable terms. If the Company is unable to obtain financing on acceptable terms, or liquidate its investments in auction rate securities, it may be unable to execute its business plan, the Company could be required to delay or reduce the scope of its operations, and the Company may not be able to pay off the convertible senior notes if and when they come due.
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

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
On September 17, 2007, Molecular Analytical Systems (“MAS”) filed a lawsuit in the Superior Court of California for the County of Santa Clara naming Vermillion, Inc. (“Vermillion”; Vermillion and its wholly-owned subsidiaries are collectively referred to as the “Company”) and Bio-Rad Laboratories, Inc. (“Bio-Rad”) as defendants. Under the lawsuit, MAS seeks an unspecified amount of damages and alleges, among other things, that Vermillion is in breach of its license agreement with MAS relating to SELDI technology as a result of Vermillion’s entry into a sublicense agreement with Bio-Rad. In connection with the Instrument Business Sale, Vermillion sublicensed to Bio-Rad certain rights to the SELDI technology that Vermillion obtained under the MAS license for use outside of the clinical diagnostics field. Vermillion retained exclusive rights to the technology for use in the field of clinical diagnostics for a five-year period, after which it will retain nonexclusive rights in that field. Vermillion filed its general denial and affirmative defense on April 1, 2008, and is seeking to have the matter sent to arbitration. Vermillion intends to vigorously defend this action. Given the early stage of this action, management cannot predict the ultimate outcome of this matter at this time.
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
From the Company’s inception through June 30, 2008, the Company has generated cumulative revenue from the sale of products and services to customers of $229,353,000 and has incurred net losses of $248,449,000. The Company has experienced significant operating losses each year since its inception and we expect these losses to continue for at least the next year, resulting in an expected net loss for the year ending December 31, 2008. For example, the Company experienced net losses of $9,307,000 for the six months ended June 30, 2008, and $21,282,000 for the year ended December 31, 2007. The Company’s losses have resulted principally from costs incurred in research and development, sales and marketing, litigation, and general and administrative costs associated with the Company’s operations. These costs have exceeded the Company’s gross profit, which was generated principally from product sales and service income derived from the protein research products and collaborative services business (the “Instrument Business”), of which the assets and liabilities were sold (the “Instrument Business Sale”) to Bio-Rad Laboratories, Inc. (“Bio-Rad”) on November 13, 2006. We expect to incur additional operating losses that may be substantial. The Company’s failure to become and remain profitable may depress the market price of Vermillion’s common stock and impair the Company’s ability to raise capital and continue our operations. Even if the Company does achieve profitability, the Company may not be able to sustain or increase profitability on a quarterly or annual basis.
We will need to raise additional capital for the Company in the future, and if we are unable to secure adequate funds on terms acceptable to us, we may be unable to execute our business plan.
We believe that the Company’s current cash balances will not be sufficient to fund planned expenditures. This raises substantial doubt about the Company’s ability to continue as a going concern. During 2008, we will need to raise additional funds through the issuance of equity or debt securities, or a combination thereof, in the public or private markets, through a collaborative arrangement or sale of assets, or through the liquidation of our investments in auction rate securities, in order to continue operations. Additional financing opportunities may not be available, or if available, may not be on favorable terms. The availability of financing opportunities will depend, in part, on market conditions, and the outlook for the Company. Any future issuance of equity securities or securities convertible into equity would result in substantial dilution to Vermillion’s stockholders, and the securities issued in such a financing may have rights, preferences or privileges senior to those of the common stock or convertible senior notes. If the Company raises additional funds by issuing debt, the Company may be subject to limitations on its operations, through debt covenants or other restrictions. If the Company obtains additional funds through arrangements with collaborators or strategic partners, the Company may be required to relinquish its rights to certain technologies or products that it might otherwise seek to retain. In addition, auctions of the Company’s auction rate securities failed during the six months ended June 30, 2008, due to a lack of buying demand. Consequently, the Company’s ability to liquidate and fully recover the carrying value of its auction rate securities in the near term is limited.

If adequate and acceptable financing is not available to the Company, or if the Company is unable to liquidate its investments in auction rate securities, we may have to delay development or commercialization of certain Vermillion products or license to third parties the rights to commercialize certain Vermillion products or technologies that we would otherwise seek to commercialize. We may also reduce the Company’s marketing or other resources devoted to Vermillion’s products. Any of these options could reduce our ability to successfully execute our business plan.
Vermillion’s exploration of strategic alternatives may adversely affect the Company.
On July 2, 2008, Vermillion engaged ThinkPanmure LLC to assist it with the identification and evaluation of strategic alternatives for maximizing stockholder value. The Company cannot assure that any transaction will be proposed by any party or, if a transaction is proposed, that it will be found acceptable. The Company’s ability to complete a transaction, if the Company decides to pursue such a strategy, will depend on numerous factors, some of which are outside the Company’s control. There are various risks and uncertainties related to Vermillion’s strategic alternatives review process, including:
•	The process may disrupt and distract management;
•	Vermillion may not be able to successfully achieve the benefits of any strategic alternative undertaken by it;
•	The process may be time consuming and expensive and may result in the loss of business opportunities;
•	Regardless of whether the current process results in any transaction, Vermillion may be subject to a related proxy contest and/or stockholder litigation;
•	Perceived uncertainties as to Vermillion’s future direction may result in increased difficulties, including difficulties in: (1) recruiting and retaining employees, particularly senior management, (2) entering into deals with potential partners and (3) securing new loans or refinancing existing loans; and
•	The trading price of Vermillion’s common stock may be highly volatile during the process, including following any further public announcements regarding the process.
The foregoing could adversely impact the Company’s consolidated financial condition, results of operations, cash flow, the per share trading price of Vermillion’s common stock, and Vermillion’s ability to satisfy its debt service obligations.
Substantial leverage and debt service obligations may adversely affect the Company’s consolidated cash flows.
As of June 30, 2008, Vermillion had $19,000,000 of outstanding principal under the convertible senior notes, of which $2,500,000 in aggregate principal of the 4.50% convertible senior notes are due September 1, 2008, and $10,000,000 outstanding under Vermillion’s secured line of credit with Quest Diagnostics Incorporated (“Quest”). As a result of this indebtedness, the Company has high principal and interest payment obligations. The degree to which the Company is leveraged could, among other things:
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

The Company holds auction rate securities in its portfolio of investments. Due to failed auctions for some of the Company’s auction rate investments through June 30, 2008, the Company is currently unable to liquidate its auction rate securities into cash at par value. If the Company is required to liquidate its investments to fund its operations, the Company may incur a significant loss. If the Company is unable to liquidate its investments in auction rate securities within the next several months, other financing sources will be required in order to continue operations.
At June 30, 2008, the Company’s investments consisted of $4,626,000 invested in auction rate securities, which were classified as available-for-sale long-term investments as a result of certain auction rate securities failing to settle at auctions prior to June 30, 2008. The underlying assets of these auction rate securities include student loans guaranteed by the United States Government under the Federal Family Education Loan Program, closed-end funds and private placements. These auction rate securities are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, which is generally every 28 days. Upon an auction failure, the interest rates do not reset at a market rate but instead reset based on a formula contained in the security, which rate is generally higher than the current market rate. The failure of the auctions means the Company may be unable to liquidate its auction rate securities into cash at par value until a future auction of these investments is successful or the auction rate security is refinanced by the issuer into another type of instrument. The net unrealized loss on marketable securities available-for-sale was $100,000 at June 30, 2008. Additionally, the Company recognized an other-than-temporary impairment of $624,000 for the six months ended June 30, 2008, to reduce the carrying amount of four auction rate securities from $4,000,000 to $3,376,000. The other-than-temporary impairment was a result of multiple auction failures for these auction rate securities and the Company’s inability to hold these auction rate securities until the recovery of the par amount due to operating cash requirements with in the next twelve months. If the Company is required to redeem its investments at less than par value or to liquidate its investments at a deep discount to fund operations, the Company will incur a significant loss that will have an adverse effect on the Company’s business, consolidated results of operations, financial condition and cash flows. If the Company is unable to liquidate its investments in auction rate securities or there is additional other-than-temporary impairment in the market value of its investments in auction rate securities, this will have an adverse effect on the Company’s business, consolidated results of operations, financial condition and cash flows, and may increase the volatility of Vermillion’s common stock price. In addition, if the Company is unable to liquidate its investments in auction rate securities or borrow against these investments within the next several months, the Company will require other financing sources in order to continue operations, and there can be no assurance that other funding sources will be available.
The Company may not succeed in developing diagnostic products and, even if the Company does succeed in developing diagnostic products, the diagnostic products may never achieve significant commercial market acceptance.
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
On July 22, 2005, Vermillion entered into a strategic alliance with Quest, which focuses on commercializing up to three diagnostic tests chosen from Vermillion’s pipeline. The term of the agreement was set to end on the earlier of (i) the three-year anniversary of the agreement or (ii) the date on which Quest commercializes the three diagnostic tests covered by such agreement. On July 21, 2008, Vermillion and Quest amended the strategic alliance agreement to extend the term to September 1, 2008. If this strategic alliance does not continue for its full term or if Quest fails to proceed to diligently perform its obligations as a part of the strategic alliance, such as independently developing, validating, and commercializing potential diagnostic tests, our ability to commercialize Vermillion’s potential diagnostic tests would be seriously harmed. Due to the current uncertainty with regard to the FDA regulation of analyte specific reagents (“ASRs”) or, for other reasons, Quest may elect to forgo development of ASR “home brew” laboratory tests and instead elect to wait for the development of IVD test kits, which would adversely affect the Company’s revenues. If we elect to increase the Company’s expenditures to fund in-house diagnostic development programs or research programs, the Company will need to obtain additional capital, which may not be available on acceptable terms, or at all.
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
As of June 30, 2008, Vermillion has drawn $10,000,000 from the secured lined of credit in connection with its strategic alliance with Quest. Vermillion borrowed in monthly increments of $417,000 over a two-year period, and made monthly interest payments. Funds from this secured line of credit may only be used for certain costs and expenses directly related to the strategic alliance, with forgiveness of the repayment obligations based upon Vermillion’s achievement of milestones related to the development, regulatory approval and commercialization of certain diagnostic tests. Should Vermillion fail to achieve these milestones, Vermillion would be responsible for the repayment of the outstanding principal amount and any unpaid interest on the secured line of credit on or before July 22, 2010, which would materially adversely affect the Company’s consolidated results of operations and financial condition.
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
The Company also relies upon the skills, knowledge and experience of its technical personnel. To help protect Vermillion’s rights, we require all employees and consultants to enter into confidentiality agreements that prohibit the disclosure of confidential information. These agreements may not provide adequate protection for the Company’s trade secrets, knowledge or other proprietary information in the event of any unauthorized use or disclosure. If any trade secret, knowledge or other technology not protected by a patent were to be disclosed to or independently developed by a competitor, it could have a material adverse effect on the Company’s business, consolidated results of operations and consolidated financial condition.
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
On September 17, 2007, Molecular Analytical Systems (“MAS”) filed a lawsuit naming Vermillion and Bio-Rad as defendants. Under the lawsuit, MAS seeks an unspecified amount of damages and alleges, among other things, that Vermillion is in breach of its license agreement with MAS relating to SELDI technology as a result of Vermillion’s entry into a sublicense agreement with Bio-Rad. Vermillion filed its general denial and affirmative defense on April 1, 2008, and is seeking to have the matter sent to arbitration. Vermillion intends to vigorously defend this action. Given the early stage of this action, we cannot predict the ultimate outcome of this matter at this time.
The Company’s failure to meet its purchase commitments, pursuant to a manufacture and supply agreement with Bio-Rad, could adversely affect the Company’s consolidated results of operations and financial condition.
Vermillion is a party to a manufacture and supply agreement with Bio-Rad, dated November 13, 2006, whereby Vermillion agreed to purchase from Bio-Rad the ProteinChip Systems and ProteinChip Arrays necessary to support Vermillion’s diagnostics efforts. Under the terms of the agreement, Vermillion is required to purchase a specified number of ProteinChip Systems and ProteinChip Arrays in each of the three years following the date of the agreement. Pursuant to a letter from the Company to Bio-Rad dated May 1, 2008, the Company exercised its right to terminate the agreement for convenience upon 180 days’ written notice. Consequently, termination of the agreement will become effective on October 28, 2008. If Vermillion is unable to renegotiate its remaining purchase commitment under the agreement, it may need to make additional provisions for excess inventory, which would have an adverse effect on the Company’s consolidated results of operations and financial condition.
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
The Company is highly dependent on its executive officers and certain key employees. Effective November 1, 2007, the Chief Financial Officer resigned from the Company for personal reasons. Upon the Chief Financial Officer’s resignation, the Company’s Corporate Controller was appointed to serve as Chief Financial Officer on an interim basis while the Company searches for a new Chief Financial Officer. As of June 30, 2008, the Company had 16 employees. Minimal staffing, the absence of a permanent Chief Financial Officer and the loss of service of any other executive officers or certain key employees could impact operations or delay or curtail Vermillion’s research, development and commercialization objectives. To continue Vermillion’s research and product development efforts, the Company needs people skilled in areas such as bioinformatics, biochemistry and information services. Competition for qualified employees is intense.

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
Compliance with laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new regulations enacted by the Securities and Exchange Commission (the “SEC”) and NASDAQ listing requirements, are resulting in increased compliance costs. The Company, like all other public companies, is incurring expenses and diverting employees’ time in an effort to comply with Section 404 of the Sarbanes-Oxley Act of 2002. The Company is a smaller reporting company, and has completed the process documentation of its systems of internal control and has evaluated its systems of internal control. Beginning with the year ended December 31, 2007, the Company is required to assess continuously its compliance with Section 404 of the Sarbanes-Oxley Act of 2002. We expect to continue to devote the necessary resources, including internal and external resources, to support the Company’s assessment. In the future, if we identify one or more material weaknesses, or the Company’s independent registered public accounting firm is unable to attest that our report is fairly stated or to express an opinion on the effectiveness of the Company’s internal controls over financial reporting, this could result in a loss of investor confidence in the Company’s financial reports, have an adverse effect on Vermillion’s stock price and/or subject the Company to sanctions or investigation by regulatory authorities. Compliance with these evolving standards will result in increased general and administrative expenses and may cause a diversion of our time and attention from revenue-generating activities to compliance activities.
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
As of June 30, 2008, Quest possessed voting power over 860,595 shares, or 13.48%; Ironwood Investment Management, LLC (“Ironwood”) possessed voting power over 685,881 shares, or 10.75%; and Phronesis Partners, L.P. (“Phronesis”) possessed voting power over 662,487 shares, or 10.38%, of Vermillion’s outstanding common stock. As a result, Quest, Ironwood and Phronesis are able to determine a significant part of the composition of Vermillion’s Board of Directors, hold significant voting power with respect to matters requiring stockholder approval and to exercise significant influence over the Company’s operations. The interests of Quest, Ironwood and Phronesis may be different than the interests of other stockholders on these and other matters. This concentration of ownership also could have the effect of delaying or preventing a change in the Company’s control or otherwise discouraging a potential acquirer from attempting to obtain control of the Company, which could reduce the price of Vermillion’s common stock.
Vermillion currently does not meet and there is no guarantee that Vermillion will meet the standards for continued listing on the NASDAQ Capital Market. If Vermillion is delisted from the NASDAQ Capital Market, the value of your investment in Vermillion may decrease.
On February 22, 2008, the staff of the NASDAQ Listing Qualifications Department (the “Staff”) notified Vermillion that it did not comply with Marketplace Rule 4310(c)(3) for continued inclusion on the NASDAQ Capital Market due to its noncompliance with the $35,000,000 market value of listed securities requirement for the previous 10 consecutive business days. Pursuant to Marketplace Rule 4310(c)(8)(C), Vermillion was granted 30 days, or until March 24, 2008, to regain compliance with the market value of listed securities requirement. Vermillion did not regain compliance by March 24, 2008, and on March 25, 2008, Vermillion received written notification from the Staff (the “Staff Determination Notice”) that Vermillion’s securities were subject to delisting unless Vermillion requested a hearing before a NASDAQ Listing Qualifications Panel (the “Panel”). Vermillion subsequently requested a hearing before the Panel, which stayed the delisting action by the Staff. On May 1, 2008, Vermillion attended a hearing before the Panel to appeal the Staff Determination Notice, present a plan to evidence compliance and request continued listing on the NASDAQ Capital Market pending completion of its compliance plan. Subsequently, on June 25, 2008, the Panel granted Vermillion’s request for continued listing of its securities on the NASDAQ Capital Market, subject to Vermillion having stockholders’ equity of at least $2,500,000 on or before September  22, 2008, or demonstrating compliance with one of the other listing criteria under Marketplace Rule 4310(c)(3).
There is no guarantee that Vermillion will be able to meet the conditions for listing on the NASDAQ Capital Market on or before September 22, 2008, and if Vermillion can do so, there is no guarantee that it will continue to meet the standards for listing on the NASDAQ Capital Market in the future. If delisted from the NASDAQ Capital Market, Vermillion’s common stock would be traded over-the-counter (“OTC”). OTC transactions involve risks in addition to those associated with transactions in securities traded on the NASDAQ Capital Market. Many OTC stocks trade less frequently and in smaller volumes than NASDAQ listed stocks. Accordingly, delisting from the NASDAQ Capital Market could adversely affect the trading price of Vermillion’s common stock, limit the liquidity of Vermillion’s common stock and/or impair the Company’s ability to raise additional funds.
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
As of June 30, 2008, Vermillion had 6,382,166 shares of common stock outstanding and 8,069,549 shares of common stock reserved for future issuance to employees, directors and consultants pursuant to the Company’s employee stock plans, of which 548,272 shares of common stock were subject to outstanding options. In addition, as of June 30, 2008, warrants to purchase 2,293,147 shares of common stock were outstanding at exercise prices ranging from $9.25 to $25.00 per share, with a weighted average exercise price of $10.79 per share. In addition, there are 27,208 shares of common stock reserved for issuance upon conversion of Vermillion’s outstanding 4.5% convertible senior notes due September 1, 2008, and 825,000 shares of common stock reserved for issuance upon conversion of Vermillion’s 7.0% convertible senior notes due September 1, 2011. The exercise or conversion of all or a portion of these securities would dilute the ownership interests of Vermillion’s stockholders. Furthermore, future sales of substantial amounts of Vermillion’s common stock in the public market, or the perception that such sales are likely to occur, could affect prevailing trading prices of Vermillion’s common stock and the value of the notes.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
The following proposals and the related votes thereon were made at Vermillion, Inc.’s (“Vermillion”), annual stockholders’ meeting held on June 11, 2008:

	Votes
Description of Proposal	For	Against	Withheld	Abstained	Non-Votes
1. To elect three Class II Directors to serve until the 2011 Annual Meeting of Stockholders:

James S. Burns	4,822,143	—	—	45,485	—
Rajen K. Dalal	4,821,891	—	—	46,202	—
John A. Young	4,822,608	—	—	45,485	—

2. To ratify the Audit Committee’s selection of PricewaterhouseCoopers LLP as Vermillion’s independent registered public accounting firm for the fiscal year ended December 31, 2008	4,818,485	46,668	—	940	—
In addition to the Directors elected in Proposal 1 above, the following are Directors whose terms of office continued after the meeting:

Term Ending in 2009 (Class III)	Term Ending in 2010 (Class I)
John F. Hamilton	Kenneth J. Conway
Gail S. Page	James L. Rathman
Item 5. Other Information
None

Item 6. Exhibits

Index to Exhibits
Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

2.1	Asset Purchase Agreement by and between Invitrogen Corporation and Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) dated June 25, 2001	10-Q	000-31617	10.28	August 14, 2001

2.2	Share Purchase Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and LumiCyte, Inc. dated May 28, 2003	8-K	000-31617	2.1	June 11, 2003

3.1	Second Amended and Restated Certificate of Incorporation of Vermillion, Inc.	S-1	333-146354	3.1	September 27, 2007

3.2	Amended and Restated Bylaws of Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.)	S-1/A	333-32812	3.4	August 24, 2000

4.1	Form of Vermillion, Inc.’s (formerly Ciphergen Biosystems, Inc.) Common Stock Certificate	S-1/A	333-32812	4.1	August 24, 2000

4.2	Indenture between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and U.S. Bank National Association dated August 22, 2003	S-3	333-109556	4.1	October 8, 2003

4.3	Indenture between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and U.S. Bank National Association dated November 15, 2006	8-K	000-31617	4.1	November 21, 2006

4.4	Preferred Shares Rights Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Continental Stock Transfer & Trust Company dated March 20, 2002	8-A	000-31617	4.2	March 21, 2002

4.5	Amendment to Rights Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Wells Fargo Bank, N.A. dated July 22, 2005	8-K	000-31617	4.4	July 28, 2005

4.6	Second Amendment to Rights Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Wells Fargo Bank, N.A. dated September 30, 2005	8-K	000-31617	4.5	October 4, 2005

4.7	Third Amendment to Rights Agreement between Vermillion, Inc. and Wells Fargo Bank, N.A., dated September 11, 2007	8-K	000-31617	10.1	September 12, 2007

10.1	Form of Preferred Stock Purchase Agreement	S-1	333-32812	10.1	March 20, 2000

10.2	Fourth Amended and Restated Investors Rights Agreement dated March 3, 2000	S-1	333-32812	10.2	March 20, 2000

Index to Exhibits
Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10.3	1993 Stock Option Plan	S-1	333-32812	10.3	March 20, 2000

10.4	Form of Stock Option Agreement	S-1/A	333-32812	10.4	August 24, 2000

10.5	2000 Stock Plan and related form of Stock Option Agreement	S-1/A	333-32812	10.5	August 24, 2000

10.6	Amended and Restated 2000 Employee Stock Purchase Plan	10-Q	000-31617	10.6	November 14, 2007

10.7	Ciphergen Biosystems, Inc. 401(k) Plan	10-K	000-31617	10.7	March 22, 2005

10.8	Form of Warrant	S-1	333-32812	10.8	March 20, 2000

10.9	Employment Agreement between Gail Page and Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) dated December 31, 2005	10-K	000-31617	10.39	March 17, 2006

10.10	Separation Agreement and Release between Debra A. Young and Vermillion, Inc. dated November 1, 2007	8-K	000-31617	10.1	November 5, 2007

10.11	Form of Proprietary Information Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and certain of its employees	S-1/A	333-32812	10.9	August 24, 2000

10.12	Lease Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and John Arrillaga, Trustee of the John Arrillaga Survivor’s Trust and Richard T. Peery, Trustee of the Richard T. Peery Separate Property Trust, dated January 28, 2000, and Amendment No. 1 dated August 8, 2000	S-1/A	333-32812	10.12	September 27, 2000

10.13	Lease Agreement between Symbion and Ciphergen Biosystems A/S dated February 24, 2003	10-K	000-31617	10.37	March 31, 2003

10.14	MAS License Agreement with IllumeSys Pacific, Inc. dated April 7, 1997	S-1/A	333-32812	10.23	August 24, 2000

10.15	MAS License Agreement with Ciphergen Technologies, Inc. (formerly ISP Acquisition Corporation) dated April 7, 1997	S-1	333-32812	10.24	August 24, 2000

10.16	Settlement Agreement and Mutual General Release by and among Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.), IllumeSys Pacific, Inc., Ciphergen Technologies, Inc., Molecular Analytical Systems, Inc., LumiCyte, Inc. and T. William Hutchens dated May 28, 2003 †	8-K	000-31617	99.2	June 11, 2003

Index to Exhibits
Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10.17	Assignment Agreement by and among Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.), IllumeSys Pacific, Inc., Ciphergen Technologies, Inc., Molecular Analytical Systems, Inc., LumiCyte, Inc. and T. William Hutchens dated May 28, 2003 †	8-K	000-31617	99.3	June 11, 2003

10.18	License Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Molecular Analytical Systems, Inc. dated May 28, 2003 †	8-K	000-31617	99.4	June 11, 2003

10.19	Collaborative Research Agreement between University College London, UCL Biomedica plc and Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) dated September 22, 2005 †	10-K	000-31617	10.54	March 17, 2006

10.20	Extension of Term of Service and Support Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Applied Biosystems/MDS Sciex dated March 10, 2004	10-K	000-31617	10.43	March 15, 2004

10.21	Joint Venture Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Sumitomo Corporation	S-1	333-32812	10.25	March 20, 2000

10.22	Distribution and Marketing Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Ciphergen Biosystems KK dated March 24, 1999	S-1/A	333-32812	10.26	September 22, 2000

10.23	First Amendment to the Joint Venture Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.), Sumitomo Corporation, SC Biosciences Corporation (a subsidiary of Sumitomo Corporation) and Ciphergen Biosystems KK dated March 15, 2002	10-K	000-31617	10.33	March 31, 2003

10.24	Second Amendment to Joint Venture Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.), Sumitomo Corporation, SC Biosciences Corporation (a subsidiary of Sumitomo Corporation) and Ciphergen Biosystems KK dated November 15, 2002	10-K	000-31617	10.34	March 31, 2003

Index to Exhibits
Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10.25	Third Amendment to Joint Venture Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.), Sumitomo Corporation, SC Biosciences Corporation (a subsidiary of Sumitomo Corporation) and Ciphergen Biosystems KK dated November 15, 2002	10-K	000-31617	10.35	March 31, 2003

10.26	Stock Purchase Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and SC Biosciences Corporation dated August 30, 2002	10-K	000-31617	10.32	March 31, 2003

10.27	Registration Rights Agreement dated August 22, 2003, of Vermillion, Inc.’s (formerly Ciphergen Biosystems, Inc.) 4.50% Convertible Senior Notes due September 1, 2008	S-3	333-109556	10.1	October 8, 2003

10.28	Form of Exchange and Redemption Agreement dated November 3, 2006, between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and certain holders of its 4.50% Convertible Senior Notes due September 1, 2008	8-K	000-31617	10.55	November 6, 2006

10.29	Registration Rights Agreement dated November 15, 2006, between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Initial Purchasers of its 7.00% Convertible Senior Notes due September 1, 2011	8-K	000-31617	10.1	November 21, 2006

10.30	Letter Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Oppenheimer & Co. Inc. dated August 3, 2006	S-1/A	333-146354	10.46	November 27, 2007

10.31	Warrant with Oppenheimer & Co. Inc. dated August 3, 2006	S-1/A	333-146354	10.47	November 27, 2007

10.32	Warrant with Oppenheimer & Co. Inc. dated November 15, 2006	S-1/A	333-146354	10.48	November 27, 2007

10.33	Engagement Letter between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Oppenheimer & Co. Inc. dated August 3, 2006	S-1/A	333-146354	10.49	November 27, 2007

10.34	Asset Purchase Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Pall Corporation dated October 27, 2004	8-K	000-31617	2.1	December 6, 2004

10.35	Strategic Alliance Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Quest Diagnostics Incorporated dated July 22, 2005	8-K	000-31617	10.44	July 28, 2005

Index to Exhibits
Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10.36	Stock Purchase Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Quest Diagnostics Incorporated dated July 22, 2005	8-K	000-31617	10.45	July 28, 2005

10.37	Letter Agreement between Vermillion, Inc. and Quest Diagnostics Incorporated dated August 29, 2007	S-1	333-146354	10.38	September 27, 2007

10.38	Warrant between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Quest Diagnostics Incorporated dated July 22, 2005	8-K	000-31617	10.46	July 22, 2005

10.39	Memorialization Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Quest Diagnostics Incorporated dated January 12, 2006	S-1	333-146354	10.40	September 27, 2007

10.40	Amendment to Warrant between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Quest Diagnostics Incorporated dated August 29, 2007	8-K	000-31617	10.2	August 29, 2007

10.41	Credit Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Quest Diagnostics Incorporated dated July 22, 2005	8-K	000-31617	10.47	July 28, 2005

10.42	Patent Security Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Quest Diagnostics Incorporated dated July 22, 2005	8-K	000-31617	10.48	July 28, 2005

10.43	Asset Purchase Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Bio-Rad Laboratories, Inc. dated August 14, 2006	14a	000-31617	Annex A	September 12, 2006

10.44	Amendment to Asset Purchase Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Bio-Rad Laboratories, Inc. dated November 13, 2006	S-1	333-146354	10.47	September 27, 2007

10.45	Stock Purchase Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Bio-Rad Laboratories, Inc. dated November 13, 2006	S-1	333-146354	10.48	September 27, 2007

10.46	Transition Services Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Bio-Rad Laboratories, Inc. dated November 13, 2006 †	S-1/A	333-146354	10.53	November 27, 2007

Index to Exhibits
Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10.47	Amendment No. 1 to Transition Services Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Bio-Rad Laboratories, Inc. dated May 11, 2007	S-1	333-146354	10.50	September 27, 2007

10.48	Amendment No. 2 to Transition Services Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Bio-Rad Laboratories, Inc. dated June 15, 2007	S-1	333-146354	10.51	September 27, 2007

10.49	Manufacture and Supply Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Bio-Rad Laboratories, Inc. dated November 13, 2006 †	S-1/A	333-146354	10.56	November 27, 2007

10.50	Amendment No. 1 to Manufacture and Supply Agreement between Vermillion, Inc. and Bio-Rad Laboratories, Inc. dated August 27, 2007	S-1	333-146354	10.53	September 27, 2007

10.51	Cross License Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Bio-Rad Laboratories, Inc. dated November 13, 2006 †	S-1/A	333-146354	10.58	November 27, 2007

10.52	Sublicense Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Bio-Rad Laboratories, Inc. dated November 13, 2006	S-1	333-146354	10.13	September 27, 2007

10.53	Letter Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Bio-Rad Laboratories, Inc. dated November 13, 2006	S-1	333-146354	10.55	September 27, 2007

10.54	Sublease Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Bio-Rad Laboratories, Inc. dated November 13, 2006 †	S-1/A	333-146354	10.60	November 27, 2007

10.55	Placement Agent Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Oppenheimer & Co. Inc. dated March 28, 2007	S-1/A	333-146354	10.61	November 27, 2007

10.56	Securities Purchase Agreement by and among Vermillion, Inc. and the purchasers party thereto dated as of August 23, 2007	S-1	333-146354	10.57	September 27, 2007

10.57	Form of Warrant	10-Q	000-31617	10.51	November 14, 2007

21.0	Subsidiaries of Registrant	10-K	000-31617	21.0	March 31, 2008

Index to Exhibits
Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					Ö

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					Ö

32.0	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					(1)

(1)	Furnished herewith

†	Certain portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission. Confidential treatment has been requested with respect to such omitted portions.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vermillion, Inc.

Date: August 14, 2008	/s/ Gail S. Page Gail S. Page
Director, President and Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2008	/s/ Qun Zhou Qun Zhou
Corporate Controller and Interim Chief Financial Officer
(Acting Principal Financial and Accounting Officer)