Form 10-Q
period 2008-09-30
VERMILLION, INC.
filed 2008-11-14
CIK 926617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended September 30, 2008.
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
Registrant’s telephone number, including area code: (510) 226-2800
Former name, former address and former fiscal year, if changed since last report: Not applicable
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 31, 2008, the Registrant had 6,382,166 shares of common stock, par value $0.001 per share, outstanding.

Vermillion, Inc. and Subsidiaries

Vermillion is a trademark of Vermillion, Inc. ProteinChip is a registered trademark of Bio-Rad Laboratories, Inc. BioSepra is a registered trademark of Pall Corporation.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Vermillion, Inc. and Subsidiaries
Consolidated Balance Sheets
(Amounts in Thousands, Except Share and Par Value Amounts)
(Unaudited)

	September 30,	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$1,877	$7,617
Short-term investments, at fair value	—	8,875
Accounts receivable	31	19
Prepaid expenses and other current assets	814	1,064

Total current assets	2,722	17,575

Property, plant and equipment, net	742	1,938
Long-term investments, at fair value	3,552	3,902
Other assets	134	638

Total assets	$7,150	$24,053

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$1,126	$2,975
Accrued liabilities	2,056	3,595
Current portion of convertible senior notes, net of discount	2,500	2,471

Total current liabilities	5,682	9,041

Long-term debt owed to related party	10,000	10,000
Convertible senior notes, net of discount	16,333	16,196
Other liabilities	—	278

Total liabilities	32,015	35,515

Commitments and contingencies (Note 5)

Stockholders’ deficit:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding at September 30, 2008 and December 31, 2007	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized at September 30, 2008 and December 31, 2007; 6,382,166 and 6,380,197 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	6	6
Additional paid-in capital	228,402	227,895
Accumulated deficit	(253,193)	(239,142)
Accumulated other comprehensive loss	(80)	(221)

Total stockholders’ deficit	(24,865)	(11,462)

Total liabilities and stockholders’ deficit	$7,150	$24,053

See accompanying notes to consolidated financial statements.

Vermillion, Inc. and Subsidiaries
Consolidated Statements of Operations
(Amounts in Thousands, Except Share and Per Share Amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenue:
Products	$5	$—	$10	$—
Services	66	—	114	21

Total revenue	71	—	124	21

Cost of revenue:
Products	2	—	4	—
Services	—	—	20	15

Total cost of revenue	2	—	24	15

Gross profit	69	—	100	6

Operating expenses:
Research and development	1,135	2,181	4,262	6,390
Sales and marketing	388	517	1,784	1,347
General and administrative	1,581	2,090	5,062	8,626

Total operating expenses	3,104	4,788	11,108	16,363

Loss on sale of instrument business	—	—	—	(382)

Loss from operations	(3,035)	(4,788)	(11,008)	(16,739)

Interest income	79	169	360	458
Interest expense	(508)	(596)	(1,561)	(1,727)
Loss on investments in auction rate securities	(1,124)	—	(1,748)	—
Other income (expense), net	(142)	95	(128)	17

Loss before income taxes	(4,730)	(5,120)	(14,085)	(17,991)
Income tax benefit (expense)	(14)	3	34	1

Net loss	$(4,744)	$(5,117)	$(14,051)	$(17,990)

Loss per share — basic and diluted	$(0.74)	$(1.06)	$(2.20)	$(4.26)

Shares used to compute basic and diluted loss per common share	6,382,166	4,805,658	6,381,290	4,221,424

See accompanying notes to consolidated financial statements.

Vermillion, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity (Deficit) and Comprehensive Loss
(Amounts in Thousands, Except Share Amounts)
(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Equity (Deficit)	Loss
Balance at December 31, 2006	3,922,044	$39	$207,991	$(217,860)	$(71)	$(9,901)

Net loss	—	—	—	(17,990)	—	(17,990)	$(17,990)
Foreign currency translation adjustment	—	—	—	—	(31)	(31)	(31)

Comprehensive loss							$(18,021)

Common stock shares issued in connection with:
Exercise of stock options	2,031	—	24	—	—	24
Employee stock purchase plan	2,309	—	21	—	—	21
Private offering, net of issuance costs and registration fees	2,451,309	25	19,076			19,101
Stock compensation charge	—	—	684	—	—	684

Balance at September 30, 2007	6,377,693	$64	$227,796	$(235,850)	$(102)	$(8,092)

Balance at December 31, 2007	6,380,197	$6	$227,895	$(239,142)	$(221)	$(11,462)

Net loss	—	—	—	(14,051)	—	(14,051)	$(14,051)
Realized loss on available-for-sale securities	—	—	—	—	98	98	98
Foreign currency translation adjustment	—	—	—	—	43	43	43

Comprehensive loss							$(13,910)

Registration costs adjustment related to private placement offering	—	—	26	—	—	26
Payment for fractional shares related to 1 for 10 reverse stock split	(31)	—	—	—	—	—
Common stock shares issued in connection with employee stock purchase plan	2,000	—	2	—	—	2
Stock compensation charge	—	—	479	—	—	479

Balance at September 30, 2008	6,382,166	$6	$228,402	$(253,193)	$(80)	$(24,865)

See accompanying notes to consolidated financial statements.

Vermillion, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Amounts in Thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(14,051)	$(17,990)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on sale of instrument business	—	382
Charge on impairment of investments	1,748	—
Loss on sale and disposal of property and equipment	343	—
Depreciation and amortization	796	882
Stock-based compensation expense	479	684
Amortization of debt discount associated with beneficial conversion feature of convertible senior notes	166	182
Amortization of debt issuance costs	49	54
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(12)	29
Decrease in prepaid expenses and other current assets	250	848
Decrease in other assets	555	19
Decrease in accounts payable and accrued liabilities	(3,361)	(1,004)
Decrease in deferred revenue	(27)	(14)
Decrease in other liabilities	(278)	(82)

Net cash used in operating activities	(13,343)	(16,010)

Cash flows from investing activities:
Sales of investments	11,675	3,300
Purchases of investments	(4,100)	(7,300)
Purchase of certificate of deposit pledged as collateral on letter of credit	(100)	—
Proceeds from sale of property and equipment	94	—
Purchase of property, plant and equipment	(37)	(235)

Net cash provided by (used in) investing activities	7,532	(4,235)

Cash flows from financing activities:
Registration costs adjustment related to private placement offering of common stock and warrants	26	—
Proceeds from exercises of stock options	—	24
Proceeds from purchase of common stock by employee stock purchase plan	2	21
Proceeds from private offering of common stock and common stock warrants, net of issuance costs and registration fees	—	19,101
Proceeds of loan from Quest Diagnostics Incorporated	—	2,917

Net cash provided by financing activities	28	22,063

Effect of exchange rate changes on cash and cash equivalents	43	(31)

Net increase (decrease) in cash and cash equivalents	(5,740)	1,787
Cash and cash equivalents, beginning of period	7,617	17,711

Cash and cash equivalents, end of period	$1,877	$19,498

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,734	$1,603
Income taxes	35	197
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

Liquidity

The accompanying consolidated financial statements of the Company were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant net losses and negative cash flows from operations since inception. At September 30, 2008, the Company had an accumulated deficit of $253,193,000. On November 13, 2006, the Company completed the sale of assets and liabilities of the Company’s protein research products and collaborative services business (the “Instrument Business Sale”) to Bio-Rad Laboratories, Inc., and as a result the Company currently concentrates its resources on developing clinical protein biomarker diagnostic products and services, and it does not expect to generate substantial revenue until certain diagnostic tests are cleared by the United States Food and Drug Administration and commercialized. Management believes that current available resources will not be sufficient to fund the Company’s planned expenditures over the next twelve months. The Company’s ability to continue to meet its obligations and to achieve its business objectives is dependent upon, among other things, liquidating its investments in auction rate securities, raising additional capital or generating sufficient revenue in excess of costs. At such time as the Company requires additional funding, the Company will seek to raise such additional funding from various possible sources, including the public equity market, private financings, sales of assets, collaborative arrangements and debt. If Vermillion raises additional capital through the issuance of equity securities or securities convertible into equity, stockholders will experience dilution, and such securities may have rights, preferences or privileges senior to those of the holders of common stock or convertible senior notes. If the Company raises additional funds by issuing debt, the Company may be subject to limitations on its operations, through debt covenants or other restrictions. If the Company obtains additional funds through arrangements with collaborators or strategic partners, the Company may be required to relinquish its rights to certain technologies or products that it might otherwise seek to retain. In addition, auctions of the Company’s auction rate securities failed during the nine months ended September 30, 2008, due to a lack of buying demand. Consequently, the Company’s ability to liquidate and fully recover the carrying value of its auction rate securities in the near term is limited. There can be no assurance that the Company will be able to raise additional funds, or raise them on acceptable terms. If the Company is unable to obtain financing on acceptable terms, or to liquidate its investments in auction rate securities, it may be unable to execute its business plan, the Company could be required to delay or reduce the scope of its operations, and the Company may not be able to pay off the convertible senior notes if and when they come due. These consolidated financial statements do not include any adjustments relating to the recoverability or classification of recorded assets and liabilities or other adjustments that may be necessary should the Company not be able to continue as a going concern.

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
At the February 14, 2008, Special Meeting of Stockholders, the stockholders of Vermillion approved the proposal to authorize the Board of Directors in its discretion, without further authorization of Vermillion’s stockholders, to amend Vermillion’s Certificate of Incorporation to effect a reverse split of Vermillion’s common stock by a ratio of between 1 for 6 to 1 for 10. On February 15, 2008, Vermillion’s Board of Directors approved a 1 for 10 reverse stock split (the “Reverse Stock Split”) of Vermillion’s common stock effective at the close of business on Monday, March 3, 2008. Accordingly, the basic and diluted loss per share on the consolidated statement of operations for the three and nine months ended September 30, 2007, was adjusted to reflect the impact of the Reverse Stock Split. The number of issued and outstanding shares of Vermillion’s common stock on the consolidated balance sheets at December 31, 2007, consolidated statement of changes in stockholders’ equity (deficit) and comprehensive loss at and for the nine months ended September 30, 2008 and 2007, was also adjusted to take into account the Reverse Stock Split. Additionally, all share and per share amounts were adjusted to take into account the Reverse Stock Split in the accompanying notes to the consolidated financial statements.
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
Reclassification
The Company made certain reclassifications to prior period consolidated financial statements to conform to the September 30, 2008, presentation.
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

Vermillion, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — Continued
(Unaudited)
Fair Value
Financial instruments include cash and cash equivalents, marketable securities, accounts receivables, accounts payable, accrued liabilities, convertible senior notes and the amount owed on a secured line of credit with Quest Diagnostics Incorporated (“Quest”). The estimated fair value of financial instruments has been determined using available market information or other appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop estimates of fair value; therefore, the estimates are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange. The effect of using different market assumptions and/or estimation methodologies may be material to the estimated fair value amounts. The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities are at cost, which approximates fair value due to the short maturity of those instruments. The carrying value of marketable securities is at fair value, which is generally based on quoted market price of the marketable security, and if the quoted market price is not available, the fair value is extrapolated from the quoted market prices of similar marketable securities or by discounting the future cash flows taking into consideration the interest rate probabilities that reflect the risk associated with that marketable security. Historically, the carrying value of auction rate securities was at cost, which approximates fair value due to the frequent resetting of the interest rates. Upon auction failure, the fair value of each auction rate security is computed by discounting the future cash flows taking into consideration the interest rate probabilities that reflect the risk associated with that auction rate security. The future liquidation value is derived from the trend of indicative bid prices on the secondary market. The estimated fair value of the convertible senior notes is based on quoted market prices. The carrying value of the amount owed on a secured line of credit with Quest approximates fair value, which is based on discounting the future cash flows using applicable spreads to approximate current interest rates available to the Company.
On January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, on a prospective basis for its financial assets and liabilities as well as for nonfinancial assets and liabilities that are recognized or disclosed at fair value on a recurring basis in the consolidated financial statements. The adoption of SFAS No. 157 for its financial assets and liabilities as well as for nonfinancial assets and liabilities that are recognized or disclosed at fair value on a recurring basis in the consolidated financial statements had no impact on the consolidated financial statements. In February 2008, the Financial Accounting Standards Board (the “FASB”) issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS No. 157 for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis, until fiscal years beginning after November 15, 2008. The Company’s adoption of SFAS No. 157 for nonfinancial assets and liabilities measured at fair value on a nonrecurring basis is not expected to have a material impact on its consolidated financial statements.
SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. As defined in SFAS No.157, fair value is the price that would be received for an asset when sold or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The Company primarily applies the market approach for recurring fair value measurements and endeavors to utilize the best information available to it. Accordingly, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible, and considers the security issuers’ and the third party insurers’ credit risk in its assessment of fair value. The Company classifies the determined fair value based on the observability of those inputs. SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). SFAS No. 157 describes three levels of inputs that may be used to measure fair value, as follows:

Vermillion, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — Continued
(Unaudited)
•	Level 1 inputs are quoted prices in active markets for identical assets or liabilities;

•	Level 2 inputs are observable inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets, quoted prices in markets that are not active, inputs other than quoted prices that are observable for the asset or liability, or inputs derived from observable market data; and

•	Level 3 inputs are unobservable inputs that are supported by little or no market activity and are significant to the fair value of the assets or liabilities, and include assets and liabilities whose fair value measurements are determined using pricing models, discounted cash flow methodologies or similar valuation techniques, as well as significant management judgment or estimation (see additional information regarding the Company’s implementation of SFAS No. 157 in Note 10, “Fair Value”).
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

Determining the Fair Value of a Financial Asset When the Market for that Asset is not Active

On October 10, 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for that Asset is not Active. FSP No. FAS 157-3 clarifies the application of SFAS No. 157 in an inactive market and provides an example to demonstrate how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP No. FAS 157-3 was effective upon issuance, including periods for which financial statements had not been issued. The adoption of FSP No. 157-3 had no impact on the Company’s consolidated results of operation, financial position or cash flows as of and for the nine months ended September 30, 2008.

Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity’s Own Stock

In June 2008, the EITF reached a consensus on EITF Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock. EITF Issue No. 07-5 applies to any freestanding financial instrument or embedded feature that has all the characteristics of a derivative instrument under paragraphs 6 to 9 of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. EITF Issue No. 07-5 provides a two-step approach to determine whether an entity’s equity-linked financial instrument or embedded feature is indexed to its own stock by evaluating the instrument’s contingent exercise provisions and settlement provisions. Equity-linked financial instruments or embedded features that are indexed to an issuer’s own stock and classified in stockholders’ equity in its statement of financial position are not considered derivative instruments under paragraph 11(a) of SFAS No. 133. EITF Issue No. 07-5 also clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF No. 07-5 is effective for financial statements issued for the fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Earlier application by an entity that has previously adopted an alternative accounting policy is not permitted. At September 30, 2008, the Company had warrants outstanding to purchase 2,293,147 shares of common stock with exercise prices between $9.25 and $25.00 per share. The Company is currently evaluating the impact of adopting EITF Issue No. 07-5 will have on its consolidated financial statements.

Transition Guidance for Conforming Changes to Issue No. 98-5

In June 2008, FASB issued EITF Issue No. 08-4, Transition Guidance for Conforming Changes to Issue No. 98-5. EITF Issue No. 08-4 provides transition guidance for conforming changes made to EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, that

Vermillion, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — Continued
(Unaudited)
result from EITF Issue No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, and SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. EITF Issue No. 08-4 is effective for financial statements issued for fiscal years ending after December 15, 2008. Earlier application is permitted. The effect, if any, of applying the conforming changes shall be presented retrospectively with the cumulative effect of the change being reported in retained earnings in the statement of financial position as of the beginning of the first period presented. The Company is currently evaluating the impact of adopting EITF No. 08-4 will have on its consolidated financial statements.
Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities
In June 2008, the FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. FSP No. EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (“EPS”) under the two-class method described in SFAS No. 128, Earnings Per Share. FSP No. EITF 03-6-1 requires that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. FSP No. EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented shall be adjusted retrospectively (including interim financial statements, summaries of earnings and selected financial data) to conform with the provisions of FSP No. EITF 03-6-1. Early application is not permitted. The Company does not expect the adoption of FSP No. EITF 03-6-1 to have an impact on its earnings per share.
The Hierarchy of Generally Accepted Accounting Principles
In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company does not expect the adoption of SFAS No. 162 to have an impact on its consolidated financial statements.
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

At September 30, 2008, the Company’s investments consisted of $3,552,000 invested in auction rate securities, which were classified as available-for-sale long-term investments due to failed auctions related to these investments through September 30, 2008. The underlying assets of these auction rate securities include student loans guaranteed by the United States Government under the Federal Family Education Loan Program, closed-end funds

Vermillion, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — Continued
(Unaudited)
and private placements. The maturity dates of these auction rate securities range from July 1, 2024, to November 1, 2047. These auction rate securities are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, which is generally every 28 days. Upon an auction failure, the interest rates do not reset at a market rate but instead reset based on a formula contained in the security, which is generally higher than the current market rate. The failure of the auctions means the Company may be unable to liquidate its auction rate securities into cash at par value until a future auction of these investments is successful or the auction rate security is refinanced by the issuer into another type of instrument. The Company used a weighted discounted cash flow (“DCF”) model to determine the estimated fair value as of September 30, 2008 (see assumptions used in preparing the DCF model in Note 10, “Fair Value”).
The Company reviews its impairment in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and FSP Nos. FASB 115-1 and FASB 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, in order to determine the classification of the impairment as “temporary” or “other-than-temporary”. A temporary impairment charge results in an unrealized loss being recorded in the other comprehensive income (loss) component of stockholders’ equity. Such an unrealized loss does not affect net income (loss) for the applicable accounting period. An other-than-temporary impairment charge is recorded as a realized loss in the consolidated statement of operations and increases net loss for the applicable accounting period. In evaluating the impairment of any individual auction rate securities, the Company classifies such impairment as temporary or other-than-temporary. The differentiating factors between temporary and other-than-temporary impairment are primarily the length of the time and the extent to which the market value has been less than cost, the financial condition and near-term prospects of the issuer, and the Company’s intent and ability to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value.
The Company recognized an other-than-temporary impairment expense of $1,124,000 for the three months ended September 30, 2008, to reduce the carrying amount of six auction rate securities from $4,676,000 to $3,552,000, and an other-than-temporary impairment expense of $1,748,000 for the nine months ended September 30, 2008, to reduce the carrying amount of six auction rate securities from $5,300,000 to $3,552,000. The other-than-temporary impairment was a result of multiple auction failures for these auction rate securities and the Company’s inability to hold these auction rate securities until the recovery of the par amount due to operating cash requirements within the next twelve months. The other-than-temporary impairment is included in loss on investments in auction rate securities in the consolidated statement of operations. The Company had no net unrealized loss on marketable securities available-for-sale at September 30, 2008. The Company’s available-for-sale long-term investments consist of the following at September 30, 2008 (in thousands):

		Gross	Gross	Other-Than-
	Amortized	Unrealized	Unrealized	Temporary	Market
	Cost	Gain	Loss	Impairment	Value
Long-term investments:
Auction rate securities	$5,300	$—	$—	$(1,748)	$3,552

The Company’s available-for-sale short-term and long-term investments consist of the following at December 31, 2007 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gain	Loss	Value
Short-term investments:
Auction rate securities	$8,875	$—	$—	$8,875

Long-term investments:
Auction rate securities	$4,000	$—	$(98)	$3,902

Vermillion, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — Continued
(Unaudited)
The unrealized loss positions of the Company’s available-for-sale short-term and long-term investments at December 31, 2007 were as follows (in thousands):

	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Short-term investments:
Auction rate securities	$—	$—	$—	$—	$—	$—

Long-term investments:
Auction rate securities	$902	$(98)	$—	$—	$902	$(98)

The scheduled contractual maturity dates for available-for-sale long-term investments at September 30, 2008, are as follows (in thousands):

		After 1 Year	After 5 Year
	Within	Through	Through	After
	1 Year	5 Years	10 Years	10 Years	Total
Long-term investments:
Auction rate securities	$—	$—	$—	$5,300	$5,300

4.	Long-Term Debt

4.50% Convertible Senior Notes Due September 1, 2008

As a result of negotiations between the holders of the 4.50% convertible senior notes due September 1, 2008 (The “4.50% Notes”), and Vermillion, the $2,500,000 outstanding principal balance related to the 4.50% Notes, which matured on September 1, 2008, was not redeemed by Vermillion. Interest of $56,000 related to the 4.50% Notes was paid on the maturity date, September 1, 2008. Pursuant to the 4.50% Notes indenture agreement, late payment may result in payment of interest on the outstanding principal balance and overdue interest.

5.	Commitments and Contingent Liabilities

ThinkPanmure LLC Agreement

On July 2, 2008, Vermillion engaged ThinkPanmure LLC (“ThinkPanmure”), a global growth company investment bank, to assist Vermillion with identifying and evaluating strategic alternatives intended to enhance the potential of its peripheral artery disease (“PAD”) blood test (“VASCLIR™”) and ovarian tumor triage test (“OVA1™”), and its pipeline of proprietary biomarkers to maximize stockholder value. Under this agreement, Vermillion will pay ThinkPanmure a non-refundable retainer fee of $150,000, which will be credited against any transaction fees payable under this agreement. Pursuant to the agreement, Vermillion made a $50,000 payment on August 8, 2008, and $50,000 payment on September 26, 2008, towards the non-refundable retainer fee to ThinkPanmure. The remaining $50,000 payment towards the non-refundable retainer fee is due October 15, 2008. As of September 30, 2008, the non-refundable retainer fee of $100,000 is included in prepaid expenses and other current assets of the consolidated balance sheet. Upon closing of any strategic transaction, ThinkPanmure will be paid the greater of (1) $425,000 or (2) 1.5% of the aggregate consideration if it is with a company specified in the agreement; or will be paid the greater of (1) $425,000 or (2) 3.0% of the aggregate consideration received up to $50,000,000, 1.5% of the aggregate consideration received between $50,000,000 and $100,000,000, and 1.0% of the aggregate consideration received above $100,000,000 if it is with a company unspecified in the agreement. Vermillion also will reimburse ThinkPanmure for reasonable out-of-pocket expenses not to exceed $75,000. Additionally, if Vermillion receives any payment, including any payment for reimbursement of expenses, from another company in connection with the termination, abandonment or failure to complete a proposed strategic transaction, ThinkPanmure will be paid 25.0% of the breakup fee up to a maximum of $425,000.

Vermillion, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — Continued
(Unaudited)
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
The lease to the Company’s former principal facility, located in Fremont, California, expired on July 31, 2008. On September 22, 2008, the Company was refunded its $553,000 security deposit related to the former principal facility.
Noncancelable Collaboration Obligations and Other Commitments
On January 30, 2008, Vermillion renewed its research collaboration agreement with The Johns Hopkins University School of Medicine (“JHU”) which was directed at the discovery and validation of biomarkers in human subjects, including but not limited to clinical application of biomarkers in the understanding, diagnosis and management of human diseases. The agreement has an effective period from January 1, 2008, through December 31, 2010, with automatic one-year extensions for up to three additional years unless terminated by Vermillion or JHU. Under the terms of the research collaboration agreement, Vermillion is required to pay noncancelable contributions of $600,000, $618,000 and $637,000 for the years ending December 31, 2008, 2009 and 2010, respectively. As of September 30, 2008, Vermillion owed $150,000 related to the renewed research collaboration agreement with JHU. Collaboration costs, which are included in research and development expenses, were $150,000 and $450,000 for the three and nine months ended September 30, 2008, respectively. Under the previous agreement with JHU, collaboration costs were $150,000 for the three months ended September 30, 2007, and $218,000 for the nine months ended September 30, 2007, which is net of a credit of $232,000 related to a reduction in the collaboration obligation as of December 31, 2006.
On September 22, 2005, Vermillion entered into a two year collaborative research agreement with University College London and UCL Biomedica Plc (collectively referred to as “UCL”), which expired on September 30, 2007. The collaborative research agreement was directed at the utilization of Vermillion’s former suite of proteomic solutions to further both parties’ ongoing research in ovarian cancer and breast cancer. Under the terms of the agreement, Vermillion had exclusive rights to license intellectual property resulting from discoveries made during the course of this collaboration for use in developing, manufacturing and commercializing products and services utilizing the intellectual property. Under the terms of the collaborative research agreement, Vermillion had a noncancelable obligation to contribute £604,000 in the first year of the agreement. In the second year of the agreement, which was cancelable with three months advance notice, Vermillion had an obligation to contribute cash of £605,000. On April 8, 2008, Vermillion made a final contribution of £112,000 or $223,000 to UCL to complete Vermillion’s obligation related to this collaborative research agreement. As of April 8, 2008, Vermillion has paid a total of £1,209,000 or $2,388,000 related to this agreement. Additionally, under the terms of the collaborative research agreement, Vermillion had a noncancelable obligation to provide equipment, software, arrays and consumable supplies with an estimated value at Vermillion’s list selling price of £370,000 to cover part of the costs incurred by UCL specifically for this research program. As of September 30, 2007, Vermillion had completed its obligation to provided equipment, software, arrays and consumable supplies to UCL at Vermillion’s cost of $112,000, or $546,000 valued at its list selling price. There were no further collaboration costs related to this agreement subsequent to December 31, 2007. Collaboration costs related to this agreement were $285,000 and $832,000 for the three and nine months ended September 30, 2007, respectively.

Vermillion, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — Continued
(Unaudited)
On October 4, 2006, Vermillion entered into a one-year research and development agreement, which has automatic renewals for two additional one-year terms, with Katholieke Universiteit Leuven, Belgium, directed at discovery, validation and characterization of novel biomarkers related to gynecologic disease. Under the terms of the agreement, Vermillion has exclusive rights to license discoveries made during the course of this collaboration. Under the terms of the research and development agreement, Vermillion had a noncancelable obligation of €45,000 in the first year of the agreement to fund sample collection at the Katholieke Universiteit Leuven from patients undergoing evaluation of a persistent mass who will undergo surgical intervention. On May 10, 2007, Vermillion paid €45,000 or $61,000 to complete its obligation related to this agreement. There were no collaboration costs related to this agreement for the three and nine months ended September 30, 2008. Collaboration costs related to this agreement were $15,000 and $61,000 for the three and nine months ended September 30, 2007, respectively.
On October 13, 2006, the Company entered into a two year research and collaboration agreement, which has automatic renewals of additional one-year terms, with The Ohio State University Research Foundation (“OSU”) directed at discovery, purification, identification and/or validation of biomarkers related to thrombotic thrombocytopenic purpura (“TTP”) and production of associated technology. Under the terms of the agreement, Vermillion has an option to take an exclusive license to discoveries made during the course of this collaboration. During the first fifteen months of the agreement, Vermillion had a total noncancelable obligation of $150,000 to OSU in consideration for costs incurred specifically for this research program. On January 2, 2008, Vermillion made a final payment of $30,000 to OSU to complete Vermillion’s obligation related to this agreement. As of January 2, 2008, Vermillion has paid a total of $150,000 related to this agreement. There were no collaboration costs related to this agreement for the three and nine months ended September 30, 2008. Collaboration costs related to this agreement were $90,000 for the nine months ended September 30, 2007. There were no collaboration costs related to this agreement for the three months ended September 30, 2007.
On December 11, 2006, Vermillion entered into a consulting agreement with PrecisionMed International (“PrecisionMed”), which was subsequently amended on April 5, 2007. Under the terms of the first amendment to the consulting agreement, PrecisionMed collected whole blood specimens from up to 1,000 research subjects for the purposes of Vermillion’s whole blood collection protocol for its ovarian tumor triage test clinical trial. The first amendment to the consulting agreement provided for a maximum payment of $1,335,000 for 500 research subjects and a maximum payment of $1,788,000 for 1,000 research subjects. On August 22, 2008, Vermillion entered into a second amendment to the consulting agreement with PrecisionMed. Under the terms of the second amendment to the consulting agreement, PrecisionMed would collect whole blood specimens and process serum from up to 300 research subjects in connection with Vermillion’s OVA1 test submission to the FDA. The second amendment to the consulting agreement provided for a maximum payment of $241,000. As of September 30, 2008, Vermillion has paid a total of $1,695,000, including travel expenses of $50,000, related to this agreement and amendments, and owed $58,000 related to the second amendment to the consulting agreement. These costs, which are included in research and development expenses, related to this agreement were $58,000 and $319,000 for the three and nine months ended September 30, 2008, respectively, and $488,000 and $1,288,000 for the three and nine months ended September 30, 2007, respectively.
On June 1, 2007, Vermillion entered into a nonexclusive license agreement with the National Cardiovascular Center (“NCVC”), an entity organized and existing under the laws of Japan. Under this agreement, Vermillion obtained a ten year worldwide nonexclusive license with the right to extend the term for the life of the licensed patent, which includes a United States Patent Application, a Japan Patent and a Patent Cooperation Treaty (“PCT”) Application, for technology used in Vermillion’s TTP diagnostic test kit that is under development. Under this agreement, Vermillion will pay NCVC a non-refundable license fee of $50,000. The payment terms are $20,000 upon execution of this agreement, $10,000 upon submission of an in vitro diagnostic test to the FDA for clearance, $10,000 upon the first commercial sale of such in vitro diagnostic test kit and $10,000 upon achievement of

Vermillion, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — Continued
(Unaudited)
$500,000 in net sales of such in vitro diagnostic test kits. Additionally, Vermillion will pay royalties to NCVC for net sales to customers located in the United Sates, Japan, Europe and China. On July 18, 2007, Vermillion made a payment of $20,000 related to the execution of this agreement. There have been no subsequent payments made through September 30, 2008.

In connection with the Instrument Business Sale, Vermillion entered into a manufacture and supply agreement with Bio-Rad, whereby Vermillion agreed to purchase ProteinChip Systems and ProteinChip Arrays (collectively referred to as “Research Tools Products”) from Bio-Rad. In a letter from Vermillion to Bio-Rad dated May 2, 2008, Vermillion exercised its right to terminate the November 13, 2006, manufacture and supply agreement for convenience upon 180 days’ written notice. Consequently, termination of the agreement became effective on October 29, 2008. Under the terms of the manufacture and supply agreement, Vermillion had a commitment to purchase 10 systems and 30,000 arrays in the first year, 13 systems and 30,000 arrays in the second year and 20 systems and 30,000 arrays for the third year. Vermillion had estimated the cost to be $70,000 per system and $40 per array for a total estimated obligation of $6,610,000. Vermillion made total purchases of $2,000 and $119,000 under this agreement for the three and nine months ended September 30, 2008, respectively, and total purchases of $11,000 and $174,000 under this agreement for the three and nine months ended September 30, 2007, respectively. As of September 30, 2008, Vermillion had a total remaining first year obligation to purchase 4 systems and 9,876 arrays, or a total estimated value of $675,000 based the on estimated costs of $70,000 per system and $40 per array. Additionally, Vermillion made no purchases towards the second year commitment of 13 systems and 30,000 arrays, on a total estimated value of $2,110,000 based on the estimated costs of $70,000 per system and $40 per array. As of September 30, 2008, Vermillion owed Bio-Rad $122,000 for Research Tools Products.

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

6.	Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss as of September 30, 2008 and 2007, were as follows (in thousands):

	2008	2007
Cumulative translation adjustment	$(80)	$(102)

Accumulated other comprehensive loss	$(80)	$(102)

Vermillion, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — Continued
(Unaudited)
7.	Stock-Based Compensation

Options for 259,000 shares were granted with an average exercise price of $2.30 during the three months ended September 30, 2008, and 395,250 shares were granted with a weighted average exercise price of $2.21 during the nine months ended September 30, 2008. The allocation of stock-based compensation expense by functional area for the three and nine months ended September 30, 2008 and 2007, was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Cost of products revenue	$—	$—	$—	$1
Research and development	31	52	92	129
Sales and marketing	18	20	78	66
General and administrative	113	166	309	488

Total	$162	$238	$479	$684

8.	Loss Per Share

Basic loss per share is calculated using the weighted average number of common shares outstanding during the period. Because the Company is in a net loss position, diluted loss per share is calculated using the weighted average number of common shares outstanding and excludes the effects of 3,875,535 and 3,744,000 potential common shares as of September 30, 2008 and 2007, respectively, that are antidilutive. Potential common shares include common shares issuable upon conversion of all convertible senior notes, common stock issuable under the Company’s 2000 Employee Stock Purchase Plan, and incremental shares of common stock issuable upon the exercise of outstanding stock options and warrants.

9.	Related Party Transactions

In connection with the Instrument Business Sale, Bio-Rad became a significant stockholder of Vermillion, and entered into a transition services agreement with Vermillion. Under this agreement, Bio-Rad and the Company agreed to provide each other with certain administrative and operational support and related services and share the use of certain equipment. The term of the agreement was generally six months from the closing of the asset sale but could be extended or shortened with respect to certain items upon mutual agreement by the parties. The agreement was amended in May and June 2007 to extend the term during which the parties would provide certain consulting services to each other until December 31, 2007. Although the agreement expired on December 31, 2007, both the Company and Bio-Rad continued to provide each other with certain administrative and operational support and related services. The parties pay each other a fee for the provision of the consulting services based on an hourly rate tied to the salary of the employee or consultant who is providing such services. Transitional services provided by the Company to Bio-Rad amounted to $26,000 for the nine months ended September 30, 2008, and $17,000 and $107,000 for the three and nine months ended September 30, 2007, respectively. The Company provided no transitional services to Bio-Rad for the three months ended September 30, 2008. Transitional services provided by Bio-Rad to the Company amounted to $16,000 for the nine months ended September 30, 2008, and $16,000 and $55,000 for the three and nine months ended September 30, 2007, respectively. Bio-Rad provided no transitional services to the Company for the three months ended September 30, 2008.

In connection with the Instrument Business Sale, Vermillion entered into a sublease agreement with Bio-Rad, pursuant to which Vermillion subleased approximately 29,000 square feet of its Fremont, California facility. Bio-Rad was permitted to use the sublet premises only for general office, laboratory, research and development, and other uses necessary to conduct their business, and was not permitted to sublet the premises without Vermillion’s consent. The sublease expired on July 31, 2008. Rent under the sublease was payable monthly and consisted of base rent plus a proportionate share of certain other expenses including property taxes, management fees, insurance, maintenance and utilities. Rent and certain other facility related expenses were paid directly to Vermillion, and in

Vermillion, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — Continued
(Unaudited)
accordance with the terms of the master lease, all payments received by Vermillion from Bio-Rad under the sublease were paid to the landlord. Under the sublease agreement, Vermillion recognized base rent of $132,000 and $925,000 for the three and nine months ended September 30, 2008, respectively, and $386,000 and $1,153,000 for the three and nine months ended September 30, 2007, respectively. Under the sublease agreement, Vermillion recognized other rental income of $24,000 for the nine months ended September 30, 2008, and $12,000 and $41,000 for the three and nine months ended September 30, 2007, respectively. The Company assessed no charges for other expenses to Bio-Rad for the three months ended September 30, 2008.
Subsequent to the Instrument Business Sale, both the Company and Bio-Rad recognized business activities with each other. As of September 30, 2008, the Company owed Bio-Rad $30,000, which consisted of $22,000 for accounts receivable the Company collected on behalf of Bio-Rad and $8,000 for invoices paid by the Company that were reimbursed twice by Bio-Rad. Similarly, Bio-Rad owed the Company $31,000, which consisted of $15,000 of invoices paid by the Company on behalf of Bio-Rad and $16,000 for Bio-Rad’s portion of expenses related to facilities shared with the Company. As of December 31, 2007, the Company owed Bio-Rad $50,000, which consisted of $42,000 for accounts receivable the Company collected on behalf of Bio-Rad and $8,000 for invoices paid by the Company that were reimbursed twice by Bio-Rad. Similarly, Bio-Rad owed the Company $33,000, which consisted of $15,000 of invoices paid by the Company on behalf of Bio-Rad and $18,000 for Bio-Rad’s portion of expenses related to facilities shared with the Company.
In connection with a strategic alliance agreement dated July 22, 2005, Quest became a significant stockholder of Vermillion. Pursuant to the strategic alliance agreement, Quest agreed to provide Vermillion with a $10,000,000 secured line of credit, which is collateralized by certain intellectual property of Vermillion, that may be used only for payment of certain costs and expenses directly related to the strategic alliance. Under the terms of this secured line of credit, the interest rate is at the prime rate plus 0.5% and is payable monthly. Additionally, this secured line of credit contains provisions for Quest to forgive portions of the amounts borrowed that correspond to Vermillion’s achievement of certain milestones related to development, regulatory approval and commercialization of certain diagnostic tests. The amounts to be forgiven and the corresponding milestones that Vermillion must achieve are (i) $1,000,000 for each application that allows a licensed laboratory test to be commercialized with a maximum of three applications for $3,000,000; (ii) $3,000,000 for the commercialization of the first diagnostic test kit; and (iii) $2,000,000 for each subsequent commercialization of diagnostic test kits with a maximum of two subsequent commercialized diagnostic test kits for $4,000,000. Should Vermillion fail to achieve these milestones, it would be responsible for the repayment of the outstanding principal amount and any unpaid interest on the secured line of credit on or before July 22, 2010. Vermillion has drawn on this secured line of credit in monthly increments of $417,000 on the last day of each month during the first two years of the strategic alliance. The outstanding principal balance of this secured line of credit was $10,000,000 at September 30, 2008, and December 31, 2007. Accrued interest payable related this secured line of credit was $45,000 and $67,000 as of September 30, 2008, and December 31, 2007, respectively. Interest expense related to this secured line of credit was $139,000 and $445,000 for the three and nine months ended September 30, 2008, respectively, and $218,000 and $589,000 for the three and nine months ended September 30,2007, respectively.
In connection with the August 29, 2007, private placement sale of Vermillion’s common stock and warrants to purchase additional shares of its common stock, Highbridge International LLC (“Highbridge”) became a significant stockholder of Vermillion. At September 30, 2008, and December 31, 2007, Highbridge held $11,100,000 in principal of the 7.00% senior convertible notes due September 1, 2011 (the “Highbridge 7.00% Notes”). Accrued interest related to the Highbridge 7.00% Notes was $65,000 and $259,000 as of September 30, 2008, and December 31, 2007, respectively. Interest expense related to the Highbridge 7.00% Notes was $225,000 and $675,000 for the three and nine months ended September 30, 2008, respectively, and $227,000 and $685,000 for the three and nine months ended September 30, 2007, respectively.

Vermillion, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — Continued
(Unaudited)
10.	Fair Value

As of September 30, 2008, the Company had no financial liabilities that were measured at fair value on a recurring basis. The financial assets measured at fair value on a recurring basis at September 30, 2008, were as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Total Fair	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents:
Money market funds	$694	$694	$—	$—
Foreign denominated cash	463	463	—	—
Long-term investments available-for-sale:
Auction rate securities	3,552	—	—	3,552

Total	$4,709	$1,157	$—	$3,552

The Company’s financial assets measured at fair value on a recurring basis using significant Level 3 inputs as of September 30, 2008, consisted solely of auction rate securities. The reconciliation of financial assets measured at fair value using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2008, was as follows (in thousands):

	Long-Term Investments
	Available- for-Sale (Level 3)
	Auction Rate Securities
	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2008	2008
Balance at beginning of period	$4,626	$—

Total realized losses included in earnings	(1,124)	(1,748)
Change in unrealized gains included in other comprehensive loss	100	98
Sales	(50)	(1,250)
Transfers into Level 3	—	6,452

Balance at end of period	$3,552	$3,552

Total losses included in earnings attributable to the change in unrealized losses relating to assets still held at the reporting date	$—	$—

At September 30, 2008, long-term investments available-for-sale measured at fair value using Level 3 inputs consisted of $3,552,000 invested in auction rate securities. The recent failure of auctions and the lack of market activity and liquidity required that these securities be measured using Level 3 inputs. The fair value of our auction rate securities was determined using a probability weighted discounted cash flow analysis that is consistent with the market approach, income approach and cost approach of a valuation technique. Assumptions used by the Company included estimates of (i) when a successful auction would occur or the securities would be redeemed, based on current market development on redemption for each type of auction rate securities and also the development of the secondary market; (ii) a discount rate commensurate with the implied risk associated with holding the auction rate securities, which is based on prime rate plus spreads for liquidity premiums and risk-free premiums; and (iii) cash flow stream using indicative bids in the current secondary market for liquidation value. The valuation of the Company’s investment in auction rate securities is subject to uncertainties that are difficult to predict. Factors that may impact

Vermillion, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — Continued
(Unaudited)
its valuation include changes to credit ratings of the securities as well as to the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral value, discount rates, liquidity and ongoing strength, and quality of credit markets. If the current market conditions deteriorate further, or the anticipated recovery in market values does not occur, we may be required to record additional impairment charges in future quarters. The Company will continue to monitor the value of its auction rate securities and consider the impact, if any, on the fair value of its investment in auction rate securities.

The underlying assets of the auction rate securities were measured using Level 3 inputs due to the failure of the auction market, based on the Company’s assessment of the underlying collateral, the creditworthiness of the issuers of the securities, and the Company’s ability to hold these securities until anticipated recovery, which could be at final maturity. Based on such assessment, the Company recognized an other-than-temporary impairment of $1,124,000 and $1,748,000 for the three and nine months ended September 30, 2008, respectively. The other-than-temporary impairment is included in loss on investments in auction rate securities of the consolidated statement of operations.

11.	Subsequent Events

On October 7, 2008, the Company sold for $1,183,000, two auction rate securities with an aggregate par value of $1,300,000. During the three and nine months ended September 30, 2008, an other-than-temporary impairment of $119,000 was recorded for these two auction rate securities.

On October 9, 2008, Vermillion entered into a third amendment to the consulting agreement with PrecisionMed. Under the terms of the third amendment to the consulting agreement, PrecisionMed would collect whole blood specimens and process serum from a minimum of 10 research subjects and up to a maximum of 45 research subjects in connection with Vermillion’s OVA1 test submission to the FDA. The third amendment to the consulting agreement provided for a maximum payment of $35,000.

On November 13, 2008, the holders of the $2,500,000 outstanding principal balance related to the 4.50% Notes have agreed to extend the maturity date of the 4.50% Notes to September 1, 2009, and to waive any past default by Vermillion of its obligation to make payment on the principal of and interest on the 4.50% Notes. Vermillion has agreed to extend each holder’s rights to require Vermillion to repurchase the 4.50% Notes at 105.00% of such holder’s outstanding principal amount upon a change in control, as defined in the indenture governing the 4.50% Notes, and to convert the 4.50% Notes into common stock accordingly. In addition, the holders of the 4.50% Notes have agreed to permit the full redemption of the outstanding principal related to the 4.50% Notes at a redemption price of 100.00% on or before August 31, 2009, and Vermillion has agreed to adjust the conversion rate for the 4.50% Notes to 20 shares per $1,000 principal amount of the 4.50% Notes, which is equal to a conversion price of $50.00 per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
FORWARD LOOKING STATEMENTS
Vermillion, Inc. (“Vermillion”) and its wholly owned subsidiaries (collectively the “Company”) has made statements in this Quarterly Report on Form 10-Q that are deemed forward-looking statements for purposes of the safe harbor provisions under the Private Securities Litigation Reform Act of 1995. The Company claims the protection of such safe harbor, and disclaims any intent or obligation to update any forward-looking statement. You can identify these statements by forward-looking words such as “may”, “will”, “expect”, “intend”, “anticipate”, “believe”, “estimate”, “plan”, “could”, “should” and “continue” or similar words. These forward-looking statements may also use different phrases. The Company has based these forward-looking statements on management’s (“we”, “us” or “our”) current expectations and projections about future events. Examples of forward-looking statements include the following statements:
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

Overview
Vermillion was originally incorporated in California on December 9, 1993, under the name Abiotic Systems. In March 1995, Abiotic Systems changed its corporate name to Ciphergen Biosystems, Inc., and subsequently on June 21, 2000, it reincorporated in Delaware. Under the name Ciphergen Biosystems, Inc., Vermillion had its initial public offering on September 28, 2000. On November 13, 2006, the Company sold assets and liabilities of its protein research products and collaborative services business (the “Instrument Business Sale”) to Bio-Rad Laboratories, Inc. (“Bio-Rad”) in order to concentrate the Company’s resources on developing clinical protein biomarker diagnostic products and services. On August 21, 2007, Ciphergen Biosystems, Inc. changed its corporate name to Vermillion, Inc. In conjunction with the name change, Vermillion changed its common stock ticker symbol on the NASDAQ Capital Market from “CIPH” to “VRML”. Effective at the close of business on March 3, 2008, Vermillion had a 1 for 10 reverse stock split of Vermillion’s common stock. Accordingly, all share and per share amounts were adjusted to reflect the impact of the 1 for 10 reverse stock split in this Quarterly Report on Form 10-Q. On September 25, 2008, Vermillion’s common stock was delisted from and suspended from trading on the NASDAQ Stock Market as a result of Vermillion’s noncompliance with the listing criteria under Marketplace Rule 4310(c)(3). Upon delisting from the NASDAQ Stock Market, Vermillion’s common stock became immediately eligible for quotation and began trading in the Pink Sheets on September 25, 2008, under the ticker symbol “VRML.PK”. After a market maker’s application to trade Vermillion’s common stock on the over-the-counter (the “OTC”) Bulletin Board was approved by the Financial Industry Regulatory Authority (“FINRA”), Vermillion’s common stock began trading on the OTC Bulletin Board under the ticker symbol “VRML.OB” on October 10, 2008.
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
On July 22, 2005, Vermillion entered into a strategic alliance agreement with Quest pursuant to which the parties have agreed to develop and commercialize up to three diagnostic tests. The term of the agreement was set to end on the earlier of (i) the three-year anniversary of the agreement, which was July 22, 2008, and (ii) the date on which Quest commercializes the three diagnostic tests. On July 21, 2008, Vermillion and Quest amended the strategic alliance agreement to extend the term of the agreement to end on the earlier of (i) September 1, 2008 and (ii) the date on which Quest commercializes the three diagnostic tests. Subsequently on October 24, 2008, Vermillion and Quest amended the strategic alliance agreement to extend the term of the agreement to end on the earlier of (i) September 1, 2009 and (ii) the date on which Quest makes its third development election. To date, Quest has selected only two diagnostic tests, which are peripheral artery disease (“PAD”) blood test (“VASCLIR™”) and ovarian tumor triage test (“OVA1™”), to commercialize. Vermillion’s major initiatives are currently aimed at commercializing these diagnostic tests, both within the context of its strategic alliance agreement with Quest as well as markets in which Quest does not participate, to the extent permitted under the strategic alliance agreement.
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
Recent Developments
On November 13, 2008, the holders of the $2,500,000 outstanding principal balance related to the 4.50% convertible senior notes due September 1, 2008 (The “4.50% Notes”), have agreed to extend the maturity date of the 4.50% Notes to September 1, 2009, and to waive any past default by Vermillion of its obligation to make payment on the principal of and interest on the 4.50% Notes. Vermillion has agreed to extend each holder’s rights to require Vermillion to repurchase the 4.50% Notes at 105.00% of such holder’s outstanding principal amount upon a change in control, as defined in the indenture governing the 4.50% Notes, and to convert the 4.50% Notes into common stock accordingly. In addition, the holders of the 4.50% Notes have agreed to permit the full redemption of the outstanding principal related to the 4.50% Notes at a redemption price of 100.00% on or before August 31, 2009, and Vermillion has agreed to adjust the conversion rate for the 4.50% Notes to 20 shares per $1,000 principal amount of the 4.50% Notes, which is equal to a conversion price of $50.00 per share.
On August 26, 2008, Vermillion entered into separate key employee severance agreements with Eric Fung, Vermillion’s Vice President and Chief Scientific Officer; Simon Shorter, Vermillion’s Vice President of Corporate Business Development; and Qun Zhou, Vermillion’s Corporate Controller. Each severance agreement provides certain severance benefits to the employee in the event that Vermillion terminates the employee’s employment without cause or the employee resigns his or her employment for good reason. The severance benefits provided for in the agreements with Dr. Fung and Dr. Shorter include (i) continued payment of the employee’s base salary, as then in effect, payable over a period of nine months following the date of termination, (ii) immediate, accelerated vesting of 24 months of any options previously granted by Vermillion to the employee and (iii) continuation of health and dental benefits through COBRA premiums paid by Vermillion directly to the COBRA administrator for a period of nine months following the date of termination. The severance benefits provided for in the agreement with Ms. Zhou include (i) continued payment of the employee’s base salary, as then in effect, payable over a period of six months following the date of termination, (ii) immediate, accelerated vesting of 24 months of any options previously granted by Vermillion to the employee and (iii) continuation of health and dental benefits through COBRA premiums paid by Vermillion directly to the COBRA administrator for a period of six months following the date of termination. Each severance agreement also provides that, in the event the employee’s employment is terminated by Vermillion for reasons other than cause or by the employee for good reason within the 12-month period following a change in control, then, in addition to the severance benefits described above, any then-unvested shares under Vermillion’s stock option plans then held by the employee will fully vest immediately upon the date of such termination. Payment of the severance benefits under these agreements will be conditioned on the employee’s continued compliance with the provisions of each employee’s proprietary information and inventions agreement will be delayed as required by Section 409A of the Internal Revenue Code of 1986, as amended.
On August 26, 2008, Vermillion appointed Richard G. Taylor as Senior Finance Consultant and Interim Chief Financial Officer, effective immediately. Mr. Taylor assumed the position of Interim Chief Financial Officer from Ms. Qun Zhou, who held the position beginning November 1, 2007. Under Vermillion’s consulting agreement with Mr. Taylor, he will serve as an independent contractor and will provide finance, accounting and financial oversight services to Vermillion. Mr. Taylor will be compensated at a rate of $1,000 per day for work in excess of five hours per day, $125 per hour for work less than five hours per day and $62.50 per hour for travel time. The consulting agreement has an initial term of 90 days, which may be extended upon mutual agreement. Mr. Taylor, age 54, served as Vice President, Finance and Administration at Cellgate, Inc., a privately held oncology company, from May 2001 until February 2008, where he was the senior finance officer responsible for all financial matters related to the company. From February 2008 until August 2008, following the acquisition of Cellgate, Inc. by Progen Pharmaceuticals, Inc., a molecule-based cancer therapeutics company, Mr. Taylor worked for Progen Pharmaceuticals, Inc. as Head of United States Finance Operations under a post-merger short-term contract. Mr. Taylor earned a B.A. in Biological Sciences from the University of California, Berkeley, an M.S. in Biological Sciences from Stanford University and an M.B.A. from the University of Chicago.
On July 2, 2008, Vermillion engaged ThinkPanmure LLC, a global growth company investment bank, to assist Vermillion with identifying and evaluating strategic alternatives intended to enhance the potential of its VASCLIR and OVA1 tests, and its pipeline of proprietary biomarkers to maximize stockholder value.
On March 20, 2008, Vermillion announced its preliminary results from a clinical trial evaluating OVA1. The study met its primary endpoints in that the ovarian tumor triage test successfully stratified women with pelvic masses into high-risk and low-risk categories, thereby enabling a more informed determination of which patients should be referred to a specialist prior to surgery. These results indicate that the use of the ovarian tumor triage test could significantly increase the percentage of high-risk cases referred to the appropriate specialist for treatment, ultimately improving survival rates. Vermillion’s novel ovarian biomarker panel ruled out malignancy with approximately 95% certainty or negative predictive value. Negative predictive value is the probability that the patient is free of disease based on diagnostic evaluation. The novel ovarian biomarker panel also showed approximately 90%

sensitivity for detecting malignant ovarian tumors. The prospective clinical trial was one of the largest ever conducted and assessed more than 550 patients with a confirmed adnexal mass at 27 clinical trial sites in the United States. On June 19, 2008, Vermillion submitted a 510(k) pre-market notification application to the FDA requesting regulatory clearance of its OVA1. Vermillion’s 510(k) pre-market notification submission is currently pending before the FDA. To date, Vermillion and the FDA have had several substantive discussions regarding the submission. Vermillion is working diligently to provide information and data in response to the FDA’s inquiries related to the Vermillion’s 510(k) pre-market notification submission.
On February 22, 2008, the staff of the NASDAQ Listing Qualifications Department (the “Staff”) notified Vermillion that it did not comply with Marketplace Rule 4310(c)(3) for continued inclusion on the NASDAQ Capital Market due to its noncompliance with the $35,000,000 market value of listed securities requirement for the previous 10 consecutive business days. Pursuant to Marketplace Rule 4310(c)(8)(C), Vermillion was granted 30 days, or until March 24, 2008, to regain compliance with the market value of listed securities requirement. Vermillion did not regain compliance by March 24, 2008, and on March 25, 2008, Vermillion received written notification from the Staff (the “Staff Determination Notice”) that Vermillion’s securities were subject to delisting unless Vermillion requested a hearing before a NASDAQ Listing Qualifications Panel (the “Panel”). Vermillion subsequently requested a hearing before the Panel, which stayed the delisting action by the Staff. On May 1, 2008, Vermillion attended a hearing before the Panel to appeal the Staff Determination Notice, present a plan to evidence compliance and request continued listing on the NASDAQ Capital Market pending completion of its compliance plan. Subsequently, on June 25, 2008, the Panel granted Vermillion’s request for continued listing of its securities on the NASDAQ Capital Market, subject to Vermillion having stockholders’ equity of at least $2,500,000 on or before September  22, 2008, or demonstrating compliance with one of the other listing criteria under Marketplace Rule 4310(c)(3). Vermillion failed to achieve either requirement by September 22, 2008, and accordingly, the NASDAQ Stock Market delisted Vermillion’s common stock from trading on the NASDAQ Capital Market on September 25, 2008. Upon delisting from the NASDAQ Stock Market, Vermillion’s common stock became immediately eligible for quotation and began trading in the Pink Sheets on September 25, 2008, under the ticker symbol “VRML.PK”. After a market maker’s application to trade Vermillion’s common stock on the OTC Bulletin Board was approved by FINRA, Vermillion’s common stock began trading on the OTC Bulletin Board under the ticker symbol “VRML.OB” on October 10, 2008.
Critical Accounting Policies and Significant Estimates
The Company has made no significant changes in its critical accounting policies and significant estimates from those disclosed in its Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
Recently Adopted Accounting Pronouncements
Determining the Fair Value of a Financial Asset When the Market for that Asset is not Active
On October 10, 2008, the Financial Accounting Standards Board (the “FASB”) issued FASB Staff Position (“FSP”) No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for that Asset is not Active. FSP No. FAS 157-3 clarifies the application of SFAS No. 157 in an inactive market and provides an example to demonstrate how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP No. FAS 157-3 was effective upon issuance, including periods for which financial statements had not been issued. The adoption of FSP No. 157-3 had no impact on the Company’s consolidated results of operation, financial position or cash flows as of and for the nine months ended September 30, 2008.
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
Recent Accounting Pronouncements to be Adopted
Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity’s Own Stock
In June 2008, the EITF reached a consensus on EITF Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock. EITF Issue No. 07-5 applies to any freestanding financial instrument or embedded feature that has all the characteristics of a derivative instrument under paragraphs 6 to 9 of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. EITF Issue No. 07-5 provides a two-step approach to determine whether an entity’s equity-linked financial instrument or embedded feature is indexed to its own stock by evaluating the instrument’s contingent exercise provisions and settlement provisions. Equity-linked financial instruments or embedded features that are indexed to an issuer’s own stock and classified in stockholders’ equity in its statement of financial position, are not considered derivative instruments under paragraph 11(a) of SFAS No. 133. EITF Issue No. 07-5 also clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF No. 07-5 is effective for financial statements issued for the fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Earlier application by an entity that has previously adopted an alternative accounting policy is not permitted. At September 30, 2008, the Company had warrants outstanding to purchase 2,293,147 shares of common stock with exercise prices between $9.25 and $25.00 per share. The Company is currently evaluating the impact of adopting EITF Issue No. 07-5 will have on its consolidated financial statements.
Transition Guidance for Conforming Changes to Issue No. 98-5
In June 2008, FASB issued EITF Issue No. 08-4, Transition Guidance for Conforming Changes to Issue No. 98-5. EITF Issue No. 08-4 provides transition guidance for conforming changes made to EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, that result from EITF Issue No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, and SFAS

No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. EITF Issue No. 08-4 is effective for financial statements issued for fiscal years ending after December 15, 2008. Earlier application is permitted. The effect, if any, of applying the conforming changes shall be presented retrospectively with the cumulative effect of the change being reported in retained earnings in the statement of financial position as of the beginning of the first period presented. The Company is currently evaluating the impact of adopting EITF No. 08-4 will have on its consolidated financial statements.
Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities
In June 2008, the FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. FSP No. EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (“EPS”) under the two-class method described in SFAS No. 128, Earnings Per Share. FSP No. EITF 03-6-1 requires that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. FSP No. EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented shall be adjusted retrospectively (including interim financial statements, summaries of earnings and selected financial data) to conform with the provisions of FSP No. EITF 03-6-1. Early application is not permitted. The Company does not expect the adoption of FSP No. EITF 03-6-1 to have an impact on its earnings per share.
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

Results of Operations
Three Months Ended September 30, 2008, Compared to Three Months Ended September 30, 2007
The selected summary financial and operating data of Vermillion for the three months ended September 30, 2008 and 2007, were as follows (dollars in thousands):

	Three Months Ended
	September 30,		Increase (Decrease)
	2008	2007	Amount	%
Revenue:
Products	$5	$—	$5	—
Services	66	—	66	—

Total revenue	71	—	71	—

Cost of revenue:
Products	2	—	2	—
Services	—	—	—	—

Total cost of revenue	2	—	2	—

Gross profit	69	—	69	—

Operating expenses:
Research and development	1,135	2,181	(1,046)	(47.96)
Sales and marketing	388	517	(129)	(24.95)
General and administrative	1,581	2,090	(509)	(24.35)

Total operating expenses	3,104	4,788	(1,684)	(35.17)

Loss from operations	(3,035)	(4,788)	(1,753)	(36.61)

Interest income	79	169	(90)	(53.25)
Interest expense	(508)	(596)	(88)	(14.77)
Loss on investment in auction rate securities	(1,124)	—	1,124	—
Other income (expense), net	(142)	95	(237)	(249.47)

Loss before income taxes	(4,730)	(5,120)	(390)	(7.62)
Income tax benefit (expense)	(14)	3	(17)	(566.67)

Net loss	$(4,744)	$(5,117)	$(373)	(7.29)

Products Revenue. Products revenue of $5,000 was generated from the sales of thrombotic thrombocytopenic purpura (“TTP”) test component material to The Ohio State University Research Foundation (“OSU”) for the three months ended September 30, 2008. There was no products revenue for the three months ended September 30, 2007.
Services Revenue. Services revenue of $66,000 was received from a consortium supported by the European Union for advanced molecular diagnostics research performed. There was no services revenue for the three months ended September 30, 2007.
Cost of Products Revenue. Cost of products revenue related to sales of TTP test component material to OSU was $2,000 for the three months ended September 30, 2008. There was no cost of products revenue for the three months ended September 30, 2007.
Cost of Services Revenue. There was no cost of services revenue for the three months ended September 30, 2008 and 2007.
Research and Development Expenses. Research and development expenses decreased by $1,046,000, or 48.0%, to $1,135,000 for the three months ended September 30, 2008, from $2,181,000 for the same period in 2007. This decrease was primarily due to the reduction in employee headcount to four at September 30, 2008, from twelve at

September 30, 2007, and, correspondingly, salaries, payroll taxes, employee benefits and stock-based compensation decreased by $284,000. Additionally, collaboration costs decreased by $751,000 due to the completion of Vermillion’s collaboration obligations to University College London and UCL Biomedica Plc, and the completion of the whole blood specimen collection for the OVA1 510(k) pre-market notification application by PrecisionMed International; materials and supplies used in the development of new products decreased by $120,0000 due to the completion of the OVA1 clinical trials; and occupancy costs decreased by $152,000 due to the reduction of rent expense related to the Company’s move into a smaller principal facility on July 1, 2008. These decreases were offset by an increase in equipment costs of $274,000, which reflects the disposal of research equipment resulting from the Company’s move into a smaller principal facility. Stock-based compensation expense included in research and development expenses was $31,000 and $52,000 for the three months ended September 30, 2008 and 2007, respectively.
Sales and Marketing Expenses. Sales and marketing expenses decreased by $129,000, or 25.0%, to $388,000 for the three months ended September 30, 2008, from $517,000 for the same period in 2007. The decrease was primarily due to the reduction in employee headcount to four at September 30, 2008, from five at September 30, 2007, offset by the higher number of senior level positions at September 30, 2008, compared to September 30, 2007. As a result salaries, payroll taxes, employee benefits and stock-based compensation decreased by $78,000. Stock-based compensation expense included in sales and marketing expenses was $18,000 and $20,000 for the three months ended September 30, 2008 and 2007, respectively.
General and Administrative Expenses. General and administrative expenses decreased by $509,000, or 24.4%, to $1,581,000 for the three months ended September 30, 2008, from $2,090,000 for the same period in 2007. The decrease was primarily due to the reduction in employee headcount to six at September 30, 2008, from thirteen at September 30, 2007, and, correspondingly, salaries, payroll taxes, employee benefits and stock-based compensation decreased by $363,000. Additionally, other professional fees decreased by $64,000 due the reduction of costs to support the finance area; equipment costs decreased by $78,000 primarily due to the final amortization of leasehold improvements and furniture related to the old principal facility during July 2008; and occupancy costs decreased by $54,000 due to the reduction of rent expense related to the Company’s move into a smaller principal facility on July 1, 2008. These decreases were offset by an increase in legal fees of $150,000, which reflects legal work related to the filing of new patent applications and the maintenance of existing patents. Stock-based compensation expense included in general and administrative expenses was $113,000 and $166,000 for the three months ended September 30, 2008 and 2007, respectively.
Interest Income. Interest income was $79,000 for the three months ended September 30, 2008, compared to $169,000 for the same period in 2007. Interest income decreased primarily due to lower interest yields and the reduction of investments available-for-sale and money market funds.
Interest Expense. Interest expense was $508,000 for the three months ended September 30, 2008, compared to $596,000 for the same period in 2007. Interest expense in both periods consisted largely of interest related to our convertible senior notes and borrowings from Quest. Interest expense included the amortization of the beneficial conversion feature associated with the convertible senior notes amounting to $52,000 and $57,000 for the three months ended September 30, 2008 and 2007, respectively.
Loss on investment in auction rate securities. Loss on investment in auction rate securities was due to an other-than-temporary charge on investments available-for-sale of $1,124,000 for the three months ended September 30, 2008. There were no losses related to investments available-for-sale for the three months ended September 30, 2007.
Other Income (Expense), Net. Net other expense was $142,000 for the three months ended September 30, 2008, compared to net other income of $95,000 for the same period in 2007. Net other expense for three months ended September 30, 2008, included a net realized foreign currency exchange loss of $111,000 due to a decrease in foreign currency exchange rates from June 30, 2008, and offering costs amortization related to the convertible senior notes of $14,000. Net other income for the three months ended September 30, 2007, included a net realized foreign currency exchange gain of $110,000 due to an increase in foreign currency exchange rates from June 30, 2007, offset by offering costs amortization related to the convertible senior notes of $17,000.

Income Tax Benefit (Expense). Income taxes were an expense of $14,000 for the three months ended September 30, 2008, compared to a benefit of $3,000 for the same period in 2007. The income tax expense was due to foreign income taxes.
Nine Months Ended September 30, 2008, Compared to Nine Months Ended September 30, 2007
The selected summary financial and operating data of Vermillion for the nine months ended September 30, 2008 and 2007, were as follows (dollars in thousands):

	Nine Months Ended
	September 30,		Increase (Decrease)
	2008	2007	Amount	%
Revenue:
Products	$10	$—	$10	—
Services	114	21	93	442.86

Total revenue	124	21	103	490.48

Cost of revenue:
Products	4	—	4	—
Services	20	15	5	33.33

Total cost of revenue	24	15	9	60.00

Gross profit	100	6	94	1,566.67

Operating expenses:
Research and development	4,262	6,390	(2,128)	(33.30)
Sales and marketing	1,784	1,347	437	32.44
General and administrative	5,062	8,626	(3,564)	(41.32)

Total operating expenses	11,108	16,363	(5,255)	(32.12)

Loss on sale of instrument business	—	(382)	(382)	(100.00)

Loss from operations	(11,008)	(16,739)	(5,731)	(34.24)

Interest income	360	458	(98)	(21.40)
Interest expense	(1,561)	(1,727)	(166)	(9.61)
Loss on investment in auction rate securities	(1,748)	—	1,748	—
Other income (expense), net	(128)	17	(145)	(852.94)

Loss before income taxes	(14,085)	(17,991)	(3,906)	(21.71)
Income tax benefit	34	1	33	3,300.00

Net loss	$(14,051)	$(17,990)	$(3,939)	(21.90)

Products Revenue. Products revenue of $10,000 was generated from the sales of TTP test component material to OSU for the nine months ended September 30, 2008. There was no products revenue for the nine months ended September 30, 2007.
Services Revenue. Services revenue increased to $114,000 for the nine months ended September 30, 2008, from $21,000 for the same period in 2007. Services revenue for the nine months ended September 30, 2008, consisted of $66,000 received from a consortium supported by the European Union for advanced molecular diagnostics research performed, and $48,000 from support services provided to a customer in accordance with a consortium agreement, which expired on March 31, 2008. Services revenue of $21,000 for the nine months ended September 30, 2007, was from support services provided to a customer in accordance with a consortium agreement, which expired on March 31, 2008

Cost of Products Revenue. Cost of products revenue related to sales of TTP test component material to OSU was $4,000 for the nine months ended September 30, 2008. There was no cost of products revenue for the nine months ended September 30, 2007.
Cost of Services Revenue. Cost of services revenue increased to $20,000 for the nine months ended September 30, 2008, from $15,000 for the same period in 2007. Cost of services revenue were costs associated with support services provided to a customer in accordance with a consortium agreement, which expired on March 31, 2008.
Research and Development Expenses. Research and development expenses decreased by $2,128,000, or 33.3%, to $4,262,000 for the nine months ended September 30, 2008, from $6,390,000 for the same period in 2007. This decrease was primarily due to the reduction in employee headcount to four at September 30, 2008, from twelve at September 30, 2007, and, correspondingly, salaries, payroll taxes, employee benefits and stock-based compensation decreased by $644,000. Additionally, collaboration costs decreased by $1,508,000 due to the completion of Vermillion’s collaboration obligations to University College London and UCL Biomedica Plc, and the completion of the whole blood specimen collection for the OVA1 510(k) pre-market notification application by PrecisionMed International; and occupancy costs decreased by $285,000 primarily due to the reduction of rent expense related to the Company’s move into a smaller principal facility on July 1, 2008. These decreases were offset by an increase in equipment costs of $359,000, which reflects the disposal of research equipment resulting from the Company’s move into a smaller principal facility. Stock-based compensation expense included in research and development expenses was $92,000 and $129,000 for the nine months ended September 30, 2008 and 2007, respectively.
Sales and Marketing Expenses. Sales and marketing expenses increased by $437,000, or 32.4%, to $1,784,000 for the nine months ended September 30, 2008, from $1,347,000 for the same period in 2007. The increase was primarily due to the higher number of senior level positions during the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007, offset by the reduction in employee headcount to four at September 30, 2008, from five at September 30, 2007. As a result salaries, payroll taxes, employee benefits and stock-based compensation increased by $308,000, and travel expenses increased by $70,000. Additionally, outside services increased by $81,000 as a result of marketing research performed by consultants. Stock-based compensation expense included in sales and marketing expenses was $78,000 and $66,000 for the nine months ended September 30, 2008 and 2007, respectively.
General and Administrative Expenses. General and administrative expenses decreased by $3,564,000, or 41.3%, to $5,062,000 for the nine months ended September 30, 2008, from $8,626,000 for the same period in 2007. The decrease was primarily due to the reduction in employee headcount to six at September 30, 2008, from thirteen at September 30, 2007, and, correspondingly, salaries, payroll taxes, employee benefits and stock-based compensation decreased by $1,250,000 and travel expenses decreased by $96,000. The nine months ended September 30, 2007, included $600,000 for the settlement of the Health Discovery Corporation lawsuit. Additionally, legal fees decreased by $517,000, which reflects the legal work related to the filing of new patent applications and the maintenance of existing patents, Health Discovery Corporation lawsuit and reexamination certificate confirming United States Patent No. 6,734,022 during the nine months ended September 30, 2007; accounting and audit fees decreased by $168,000, which reflects the reduction of accounting and audit work corresponding to the reduced operations of the Company, offset by work performed during the nine months ended September 30, 2008, on the post effective amendments on Form S-1 and Form S-3 related to the registration of the August 29, 2007, private placement offering of common stock and warrants; other professional services decreased by $526,000 due to costs incurred in connection with the Company’s name change made during the nine months ended September 30, 2007, and the reduction of costs to support the finance area; equipment costs decreased by $121,000 primarily due to the final amortization of leasehold improvements and furniture related to the old principal facility during July 2008; and occupancy costs decreased by $196,000 primarily due to the reduction of rent expense related to the Company’s move into a smaller principal facility on July 1, 2008. Stock-based compensation expense included in general and administrative expenses was $309,000 and $488,000 for the nine months ended September 30, 2008 and 2007, respectively.
Loss on Sale of Instrument Business. Loss on sale of the Instrument Business was from a charge of $382,000 for the nine months ended September 30, 2007, related to a post closing adjustment resulting from the sale of assets and liabilities of the Instrument Business to Bio-Rad.

Interest Income. Interest income was $360,000 for the nine months ended September 30, 2008, compared to $458,000 for the same period in 2007. Interest income decreased primarily due to lower interest yields and the reduction of investments available-for-sale and money market funds.
Interest Expense. Interest expense was $1,561,000 for the nine months ended September 30, 2008, compared to $1,727,000 for the same period in 2007. Interest expense in both periods consisted largely of interest related to our convertible senior notes and borrowings from Quest. Interest expense included the amortization of the beneficial conversion feature associated with the convertible senior notes amounting to $166,000 and $182,000 for the nine months ended September 30, 2008 and 2007, respectively.
Loss on investment in auction rate securities. Loss on investment in auction rate securities was due to an other-than-temporary charge on investments available-for-sale of $1,748,000 for the nine months ended September 30, 2008. There were no losses related to investments available-for-sale for the nine months ended September 30, 2007.
Other Income (Expense), Net. Net other expense was $128,000 for the nine months ended September 30, 2008, compared to net other income of $17,000 for the same period in 2007. Net other expense for nine months ended September 30, 2008, included the net realized foreign currency exchange loss of $24,000 due to the decrease in foreign currency exchange rates from December 31, 2007, and offering costs amortization related to the convertible senior notes of $49,000. Net other expense for the nine months ended September 30, 2007, included net realized foreign currency exchange gain of $83,000 due to an increase in foreign currency exchange rates from December 31, 2006, offset by offering costs amortization related to the convertible senior notes of $54,000.
Income Tax Benefit (Expense). Income taxes were a benefit of $34,000 for the nine months ended September 30, 2008, compared to a benefit of $1,000 for the same period in 2007. The income tax benefit was due to foreign income tax refunds.
Liquidity and Capital Resources
From the Company’s inception through September 30, 2008, the Company has financed its operations principally with $229,423,000 from the sales of products and services to customers and $182,802,000 of net proceeds from equity financings. This includes net proceeds of $92,435,000 from Vermillion’s initial public offering on September 28, 2000; net proceeds of $26,902,000 from Vermillion’s Series E Preferred Stock financing in March 2000; net proceeds of $14,954,000 from the sale of 622,500 shares of Vermillion common stock and a warrant to purchase 220,000 shares of Vermillion common stock to Quest on July 22, 2005; net proceeds of $3,000,000 from the sale of 308,642 shares of Vermillion common stock to Bio-Rad in connection with the Instrument Business Sale on November 13, 2006; and net proceeds of $18,953,000 from the sale of 2,451,309 shares of Vermillion common stock and warrants for 1,961,047 shares of Vermillion common stock to a group of new and existing investors on August 29, 2007. Additionally, in connection with the strategic alliance agreement dated July 22, 2005, with Quest, Vermillion has drawn $10,000,000 from this secured line of credit as of December 31, 2007, solely to fund certain development activities related to its strategic alliance. On August 23, 2003, Vermillion received net proceeds of $28,134,000 from the sale of $30,000,000 in aggregate principal of the 4.50% convertible senior notes due September 1, 2008 (the “4.50% Notes”) of which $27,500,000 in aggregate principal was subsequently exchanged and redeemed on November 15, 2006, for $16,500,000 in aggregate principal of the 7.00% convertible senior notes due September 1, 2011, and $11,000,000 in cash. As a result of negotiations between the holders of 4.50% Notes and Vermillion, the $2,500,000 outstanding principal balance related to the 4.50% Notes, which matured on September 1, 2008, was not redeemed by Vermillion. Interest of $56,000 related to the 4.50% Notes was paid on the maturity date, September 1, 2008. Pursuant to the 4.50% Notes indenture agreement, late payment may result in payment of interest on the outstanding principal balance and overdue interest. Subsequently on November 13, 2008, the holders of the $2,500,000 outstanding principal balance related to the 4.50% Notes have agreed to extend the maturity date of the 4.50% Notes to September 1, 2009, and to waive any past default by Vermillion of its obligation to make payment on the principal of and interest on the 4.50% Notes. The Company also received net proceeds of $15,218,000 from the Instrument Business Sale to Bio-Rad on November 13, 2006, and an additional $2,000,000 withheld by Bio-Rad related to the United States Patent and Trademark Office issuance of the reexamination certificate of the United States Patent No. 6,734,022 on October 23, 2007. The Company received net proceeds of $27,011,000 from the sale of its BioSepra business on November 24, 2004, and an additional $1,021,000, including interest, held in an interest-bearing escrow account for one year after the sale on December 1, 2005.
Cash and cash equivalents at September 30, 2008 and December 31, 2007, were $1,877,000 and $7,617,000, respectively. At September 30, 2008, the working deficit was $2,960,000, and at December 31, 2007, working capital was $8,534,000. The decrease in working capital for the nine months ended September 30, 2008, was principally due to funds used to finance operating losses of $14,051,000, the refund of Bio-Rad’s Fremont facility building deposit from other liabilities and the transfer of investments available-for-sale from short-term to long-term investments of $2,550,000, which was offset by the refund of the old Fremont facility building deposit from other assets.

Net cash used in operating activities was $13,343,000 for the nine months ended September 30, 2008, primarily as a result of the $14,051,000 net loss reduced by $3,581,000 of noncash expenses that included depreciation and amortization of $796,000, loss on sale and disposal of property and equipment of $343,000, other than temporary charge on investments of $1,748,000, stock-based compensation of $479,000 and amortization of convertible senior notes discount of $166,000. Net cash used in operating activities was also increased by $2,873,000 of cash used in changes in operating assets and liabilities.
Net cash provided by investing activities was $7,532,000 for the nine months ended September 30, 2008, which primarily resulted from the net sales of investments available-for-sale of $7,575,000.
At September 30, 2008, the Company’s investments consisted of $3,552,000 invested in auction rate securities, which were classified as available-for-sale long-term investments due to failed auctions related to these investments through September 30, 2008. The underlying assets of these auction rate securities include student loans guaranteed by the United States Government under the Federal Family Education Loan Program, closed-end funds and private placements. These auction rate securities are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, which is generally every 28 days. Upon an auction failure, the interest rates do not reset at a market rate but instead reset based on a formula contained in the security, which rate is generally higher than the current market rate. The failure of the auctions means the Company may be unable to liquidate its auction rate securities into cash at par value until a future auction of these investments is successful or the auction rate security is refinanced by the issuer into another type of instrument. The Company recognized an other-than-temporary impairment of $1,124,000 for the three months ended September 30, 2008, to reduce the carrying amount of six auction rate securities from $4,676,000 to $3,552,000. The Company recognized an other-than-temporary impairment of $1,748,000 for the nine months ended September 30, 2008, to reduce the carrying amount of six auction rate securities from $5,300,000 to $3,552,000. The other-than-temporary impairment was a result of multiple auction failures for these auction rate securities and the Company’s inability to hold these auction rate securities until the recovery of the par amount due to operating cash requirements within the next twelve months. The other-than-temporary impairment is included in other income, net of the consolidated statement of operations. Subsequently, on October 7, 2008, the Company sold for $1,183,000, two auction rate securities with an aggregate par value of $1,300,000. The Company continues to earn interest on the investments that failed to settle at auction, at the maximum contractual rate. The Company will continue to monitor the value of its auction rate securities each reporting period for a possible impairment if a decline in fair value occurs.
Net cash provided by financing activities was $28,000 for the nine months ended September 30, 2008, which resulted from an adjustment of registration costs associated with the August 29, 2007, private placement offering of common stock and warrants.
The Company has incurred significant net losses and negative cash flows from operations since inception. At September 30, 2008, the Company had an accumulated deficit of $253,193,000. On November 13, 2006, the Company completed the Instrument Business Sale to Bio-Rad, and as a result the Company currently concentrates its resources on developing clinical protein biomarker diagnostic products and services, and it does not expect to generate substantial revenue until certain diagnostic tests are cleared by the FDA and commercialized. Management believes that current available resources will not be sufficient to fund the Company’s planned expenditures over the next twelve months. The Company’s ability to continue to meet its obligations and to achieve its business objectives is dependent upon, among other things, liquidating its investments in auction rate securities, raising additional capital or generating sufficient revenue in excess of costs. At such time as the Company requires additional funding, the Company will seek to raise such additional funding from various possible sources, including the public equity market, private financings, sales of assets, collaborative arrangements and debt. If Vermillion raises additional capital through the issuance of equity securities or securities convertible into equity, stockholders will experience dilution, and such securities may have rights, preferences or privileges senior to those of the holders of common stock or convertible senior notes. If the Company raises additional funds by issuing debt, the Company may be subject to limitations on its operations, through debt covenants or other restrictions. If the Company obtains additional funds through arrangements with collaborators or strategic partners, the Company may be required to relinquish its rights to certain technologies or products that it might otherwise seek to retain. In addition, auctions of the Company’s auction rate securities failed during the nine months ended September 30, 2008, due to a lack of buying demand. Consequently, the Company’s ability to liquidate and fully recover its auction rate securities at par value in the near term is limited. There can be no assurance that the Company will be able to raise additional funds, or raise them on acceptable terms. If the Company is unable to obtain financing on acceptable terms, or liquidate its investments in auction rate securities, it may be unable to execute its business plan, the Company could be required to delay or reduce the scope of its operations, and the Company may not be able to pay off the convertible senior notes if and when they come due.
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
Risks Related to the Company’s Business
We expect to incur a net loss for 2008. If we are unable to generate significant diagnostic products revenue, the Company may never achieve profitability.
From the Company’s inception through September 30, 2008, the Company has generated cumulative revenue from the sale of products and services to customers of $229,423,000 and has incurred net losses of $253,193,000. The Company has experienced significant operating losses each year since its inception and we expect these losses to continue for at least the next year, resulting in an expected net loss for the year ending December 31, 2008. For example, the Company experienced net losses of $14,051,000 for the nine months ended September 30, 2008, and $21,282,000 for the year ended December 31, 2007. The Company’s losses have resulted principally from costs incurred in research and development, sales and marketing, litigation, and general and administrative costs associated with the Company’s operations. These costs have exceeded the Company’s gross profit, which was generated principally from product sales and service income derived from the protein research products and collaborative services business (the “Instrument Business”), before the assets and liabilities were sold (the “Instrument Business Sale”) to Bio-Rad Laboratories, Inc. (“Bio-Rad”) on November 13, 2006. We expect to incur additional operating losses that may be substantial. The Company’s failure to become and remain profitable may depress the market price of Vermillion’s common stock and impair the Company’s ability to raise capital and continue our operations. Even if the Company does achieve profitability, the Company may not be able to sustain or increase profitability on a quarterly or annual basis.
We will need to raise additional capital for the Company in the future, and if we are unable to secure adequate funds on terms acceptable to us, we may be unable to execute our business plan.
We believe that the Company’s current cash balances will not be sufficient to fund planned expenditures for the next year. This raises substantial doubt about the Company’s ability to continue as a going concern. Within the next year, we will need to raise additional funds through the issuance of equity or debt securities, or a combination thereof, in the public or private markets, through a collaborative arrangement or sale of assets, or through the liquidation of our investments in auction rate securities, in order to continue operations. Additional financing opportunities may not be available, or if available, may not be on favorable terms. The availability of financing opportunities will depend, in part, on market conditions, and the outlook for the Company’s business. Any future issuance of equity securities or securities convertible into equity would result in substantial dilution to Vermillion’s stockholders, and the securities issued in such a financing may have rights, preferences or privileges senior to those of Vermillion’s common stock or convertible senior notes. If the Company raises additional funds by issuing debt, the Company may be subject to limitations on its operations, through debt covenants or other restrictions. If the Company obtains additional funds through arrangements with collaborators or strategic partners, the Company may be required to relinquish rights to certain technologies or products that it might otherwise seek to retain. In addition, auctions of the Company’s investment in auction rate securities failed during the nine months ended September 30,

2008, due to a lack of buying demand. Consequently, the Company’s ability to liquidate and fully recover the par value of its investment in auction rate securities in the near term is limited. If adequate and acceptable financing is not available to the Company, or if the Company is unable to liquidate its investments in auction rate securities, we may have to delay development or commercialization of certain Vermillion products or license to third parties the rights to commercialize Vermillion’s products or technologies. We may also reduce the Company’s marketing or other resources devoted to Vermillion’s products. Any of these options could reduce our ability to successfully execute our business plan.
Vermillion’s exploration of strategic alternatives may adversely affect the Company’s business.
On July 2, 2008, Vermillion engaged ThinkPanmure LLC to assist it with the identification and evaluation of strategic alternatives for maximizing stockholder value. The Company cannot assure that any transaction will be proposed by any party or, if a transaction is proposed, that the proposed terms will be acceptable to the Company. The Company’s ability to complete a transaction, if the Company decides to pursue such a strategy, will depend on numerous factors, some of which are outside the Company’s control. There are various risks and uncertainties related to Vermillion’s strategic alternatives review process, including that:
•	The process may disrupt and distract management;
•	Vermillion may not be able to successfully achieve the benefits of any strategic alternative that it undertakes;
•	The process may be time consuming and expensive and may result in the loss of business opportunities;
•	Regardless of whether the current process results in any transaction, Vermillion may be subject to a related proxy contest and/or stockholder litigation;
•	Perceived uncertainties as to Vermillion’s future direction may result in increased difficulties, including difficulties in: (1) recruiting and retaining employees, particularly senior management, (2) entering into deals with potential partners and (3) securing new loans or refinancing existing loans; and
•	The trading price of Vermillion’s common stock may be highly volatile during the process, including following any further public announcements regarding the process.
The foregoing could adversely impact the Company’s consolidated financial condition, results of operations, cash flow, the per share trading price of Vermillion’s common stock, and Vermillion’s ability to satisfy its debt service obligations.
Substantial leverage and debt service obligations may adversely affect the Company’s consolidated cash flows.
As of September 30, 2008, Vermillion had $19,000,000 of outstanding principal under its convertible senior notes, including $16,500,000 in aggregate principal of its 7.00% convertible senior notes due September 1, 2011 (the “7.00% Notes”), and $2,500,000 in aggregate principal of its 4.50% convertible senior notes due September 1, 2008 (the “4.50% Notes”), and $10,000,000 outstanding under Vermillion’s secured line of credit with Quest Diagnostics Incorporated (“Quest”). As a result of negotiations between the holders of the 4.50% Notes and Vermillion, the $2,500,000 outstanding principal balance related to the 4.50% Notes, which matured on September 1, 2008, was not redeemed by Vermillion. Interest of $56,000 related to the 4.50% Notes was paid on the maturity date, September 1, 2008. Pursuant to the 4.50% Notes indenture agreement, late payment may result in payment of interest on the outstanding principal balance and overdue interest. Subsequently on November 13, 2008, the holders of the $2,500,000 outstanding principal balance related to the 4.50% Notes have agreed to extend the maturity date of the 4.50% Notes to September 1, 2009, and to waive any past default by Vermillion of its obligation to make payment on the principal of and interest on the 4.50% Notes. As a result of this indebtedness, the Company has substantial principal and interest payment obligations. The degree to which the Company is leveraged could, among other things:
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
The Company’s ability to meet its debt service obligations will depend upon the Company’s future performance, which will be subject to financial, business and other factors affecting the Company’s operations, many of which are beyond our control. If the Company cannot meet its debt service obligation or is unable to extend the due date or restructure the 4.50% Notes, it would have a material adverse effect on the Company’s consolidated financial position.

The Company holds auction rate securities in its portfolio of investments. Due to failed auctions of individual auction rate securities held in the Company’s investment portfolio through September 30, 2008, the Company is currently unable to liquidate its auction rate securities into cash at par value. If the Company is required to liquidate its investments to fund its operations, the Company may incur a significant loss. If the Company is unable to liquidate its investments in auction rate securities within the next several months, other financing sources may be required in order for the Company to continue operations.
At September 30, 2008, the Company’s investments consisted of $3,552,000 invested in auction rate securities, which were classified as available-for-sale long-term investments due to failed auctions related to these investments through September 30, 2008. Subsequently on October 7, 2008, the Company sold two auction rate securities, with an aggregate par value of $1,300,000, for $1,183,000, and the remaining four auction rate securities have failed to settle at auctions through October 31, 2008. The underlying assets of these auction rate securities include student loans guaranteed by the United States Government under the Federal Family Education Loan Program, closed-end funds and private placements. These auction rate securities are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals generally every 28 days. Upon an auction failure, the interest rates do not reset at a market rate but instead reset based on a formula contained in the security, which rate is generally higher than the current market rate. The failure of the auctions means the Company may be unable to liquidate its auction rate securities into cash at par value until a future auction of these investments is successful or the auction rate security is refinanced by the issuer into another type of instrument. The Company recognized an other-than-temporary impairment of $1,748,000 for the nine months ended September 30, 2008, to reduce the carrying amount of six auction rate securities from $5,300,000 to $3,552,000. The other-than-temporary impairment was a result of multiple auction failures for these auction rate securities and the Company’s inability to hold these auction rate securities until the recovery of the par amount due to operating cash requirements with in the next twelve months. If the Company is required to redeem its investments at less than par value or to liquidate its investments at a deep discount to fund operations, the Company will incur a significant loss that will have an adverse effect on the Company’s business, consolidated results of operations, financial condition and cash flows. If the Company is unable to liquidate its investments in auction rate securities or there is additional other-than-temporary impairment in the market value of its investments in auction rate securities, this will have an adverse effect on the Company’s business, consolidated results of operations, financial condition and cash flows, and may increase the volatility of Vermillion’s common stock price. In addition, if the Company is unable to liquidate its investments in auction rate securities or borrow against these investments within the next several months, the Company may require other financing sources in order to continue operations, and there can be no assurance that other funding sources will be available.
We may not succeed in developing diagnostic products and, even if we do succeed in developing diagnostic products, the diagnostic products may never achieve significant commercial market acceptance.
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
These factors present obstacles to significant commercial acceptance of Vermillion’s potential diagnostic products, which we will have to spend substantial time and the Company’s financial resources to overcome, if we can do so at all. Our inability to do so successfully would prevent the Company from generating revenue from diagnostic products and from developing a profitable business.

Our ability to commercialize Vermillion’s potential diagnostic tests is heavily dependent on its strategic alliance with Quest.
On July 22, 2005, Vermillion entered into a strategic alliance with Quest, which focuses on commercializing up to three diagnostic tests chosen from Vermillion’s pipeline. The term of the agreement, which is the period the Company has an obligation to present three diagnostic tests to Quest for potential election, was set to expire on the earlier of (i) the three-year anniversary of the agreement, which was July 22, 2008, and (ii) the date on which Quest commercializes the three diagnostic tests covered by such agreement. On July 21, 2008, Vermillion and Quest amended the strategic alliance agreement to extend the term of the agreement to end on the earlier of (i) September 1, 2008 and (ii) the date on which Quest commercializes the three diagnostic tests. Subsequently on October 24, 2008, Vermillion and Quest amended the strategic alliance agreement to extend the term of the agreement to end on the earlier of (i) September 1, 2009 and (ii) the date on which Quest makes its third development election. To date, Quest has selected only two diagnostic tests, which are peripheral artery disease (“PAD”) blood test (“VASCLIR™”) and ovarian tumor triage test (“OVA1™”), to commercialize. If this strategic alliance does not continue for its full term or if Quest fails to proceed to diligently perform its obligations as a part of the strategic alliance, such as independently developing, validating, and commercializing potential diagnostic tests, our ability to commercialize Vermillion’s potential diagnostic tests would be seriously harmed. Due to the current uncertainty with regard to the FDA regulation of analyte specific reagents (“ASRs”) or, for other reasons, Quest may elect to forgo development of ASR “home brew” laboratory tests and instead elect to wait for the development of in vitro diagnostic (“IVD”) test kits, which would adversely affect the Company’s revenues. If we elect to increase the Company’s expenditures to fund in-house diagnostic development programs or research programs, the Company will need to obtain additional capital, which may not be available on acceptable terms, or at all.
The commercialization of Vermillion’s potential diagnostic tests may be affected adversely by changing FDA regulations, and any delay by or failure of the FDA to approve any of Vermillion’s diagnostic tests submitted to the FDA may adversely affect the Company’s consolidated revenues, results of operations and financial condition.
The current regulatory environment with regard to ASRs and IVD multivariate index assays (“IVDMIAs”) in particular, such as Vermillion’s potential ovarian cancer diagnostic test, is very unclear. To the extent the FDA requires that Vermillion’s potential diagnostic tests receive FDA 510(k) clearance or FDA pre-market approval, our ability to develop and commercialize Vermillion’s potential diagnostic tests may be prevented or significantly delayed, which would adversely affect the Company’s consolidated revenues, results of operations and financial condition. On June 19, 2008, Vermillion submitted its OVA1 test to the FDA for 510(k) clearance. Any delay by or failure of the FDA to approve OVA1 or any other diagnostic test that Vermillion submits to the FDA may adversely affect the Company’s consolidated revenues, results of operations and financial condition.
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
Vermillion has drawn $10,000,000 from the secured line of credit provided by Quest. If Vermillion fails to achieve the milestones for the forgiveness of the secured line of credit set forth in Vermillion’s credit agreement with Quest, Vermillion will be responsible for full repayment of the secured line of credit on or before July 22, 2010.
As of September 30, 2008, Vermillion has drawn $10,000,000 from the secured lined of credit in connection with its strategic alliance with Quest. Vermillion borrowed in monthly increments of $417,000 over a two-year period, and made monthly interest payments. Funds from this secured line of credit may only be used for certain costs and expenses directly related to the strategic alliance, with forgiveness of the repayment obligations based upon Vermillion’s achievement of milestones related to the development, regulatory approval and commercialization of certain diagnostic tests. Should Vermillion fail to achieve these milestones, Vermillion would be responsible for the repayment of the outstanding principal amount and any unpaid interest on the secured line of credit on or before July 22, 2010, which would materially adversely affect the Company’s consolidated results of operations and financial condition.
If a competitor infringes on Vermillion’s proprietary rights, the Company may lose any competitive advantage it may have as a result of diversion of our time, enforcement costs and the loss of the exclusivity of Vermillion’s proprietary rights.
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
If competitors engage in activities that infringe on Vermillion’s proprietary rights, our focus will be diverted and the Company may incur significant costs in asserting Vermillion’s rights. We may not be successful in asserting Vermillion’s proprietary rights, which could result in Vermillion’s patents being held invalid or a court holding that the competitor is not infringing, either of which would harm the Company’s competitive position. We cannot be sure that competitors will not design around Vermillion’s patented technology.
The Company also relies upon the skills, knowledge and experience of its technical personnel. To help protect Vermillion’s rights, we require all employees and consultants to enter into confidentiality agreements that prohibit the disclosure of confidential information. These agreements may not provide adequate protection for the Company’s trade secrets, knowledge or other proprietary information in the event of any unauthorized use or disclosure. If any trade secret, knowledge or other technology not protected by a patent were to be disclosed to or independently developed by a competitor, it could have a material adverse effect on the Company’s business, consolidated results of operations and financial condition.
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
The Company is from time to time subject to legal proceedings and claims that arise in the ordinary course of business, such as claims brought by the Company’s clients in connection with commercial disputes, employment claims made by current or former employees, and claims brought by third parties alleging infringement on their intellectual property rights. In addition, the Company may bring claims against third parties for infringement on Vermillion’s intellectual property rights. Litigation may result in substantial costs and may divert our attention and Company resources, which may seriously harm the Company’s business, consolidated results of operations and financial condition.
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
Vermillion was a party to a manufacture and supply agreement with Bio-Rad, dated November 13, 2006, whereby Vermillion agreed to purchase from Bio-Rad the ProteinChip Systems and ProteinChip Arrays necessary to support Vermillion’s diagnostics efforts. Under the terms of the agreement, Vermillion was required to purchase a specified number of ProteinChip Systems and ProteinChip Arrays in each of the three years following the date of the agreement. Pursuant to a letter from the Company to Bio-Rad dated May 2, 2008, the Company exercised its right to terminate the agreement for convenience upon 180 days’ written notice. Consequently, termination of the agreement became effective on October 29, 2008. If Vermillion is unable to renegotiate its remaining purchase commitment under the agreement, it may need to make additional provisions for excess inventory, which would have an adverse effect on the Company’s consolidated results of operations and financial condition.
If the Company or its suppliers fail to comply with FDA requirements, the Company may not be able to market its products and services and may be subject to stringent penalties; further improvements to the Company’s or its suppliers’ manufacturing operations may be required that would entail additional costs.
The commercialization of Vermillion’s products could be delayed, halted or prevented by applicable FDA regulations. If the FDA were to view any of the Company’s actions as non-compliant, it could initiate enforcement actions, such as a warning letter and possible imposition of penalties. In addition, ASRs that Vermillion may provide will be subject to a number of FDA requirements, including compliance with the FDA’s Quality System Regulations (“QSR”), which establish extensive requirements for quality assurance and control as well as manufacturing procedures. Failure to comply with these regulations could result in enforcement actions for Vermillion or its potential suppliers. Adverse FDA actions in any of these areas could significantly increase the Company’s expenses and limit its revenue and profitability. Although the Company is ISO 9001:2000 certified with respect to its manufacturing processes used for the Company’s previous ProteinChip products, Vermillion will need to undertake additional steps to maintain its operations in line with the FDA’s QSR requirements. Vermillion’s suppliers’ manufacturing facilities will be subject to periodic regulatory inspections by the FDA and other federal and state regulatory agencies. If and when Vermillion begins commercializing and assembling its products itself, Vermillion’s facilities will be subject to the same inspections. Vermillion or its suppliers may not satisfy such regulatory requirements, and any such failure to do so would have an adverse effect on Vermillion’s diagnostics efforts.

Because the Company’s business is highly dependent on key executives and employees, our inability to recruit and retain these people could hinder our business plans.
The Company is highly dependent on its executive officers and certain key employees. Effective November 1, 2007, the Chief Financial Officer resigned from the Company for personal reasons. The Company’s executive officers and key employees are employed at will by the Company. Upon the Chief Financial Officer’s resignation, the Company’s Corporate Controller was appointed to serve as Chief Financial Officer on an interim basis while the Company searched for a new Chief Financial Officer. In August 2008, the Company hired a consultant to serve as Interim Chief Financial Officer while the Company continues to search for a candidate to fill the position on a permanent basis. As of September 30, 2008, the Company had 14 employees. Minimal staffing, the absence of a permanent Chief Financial Officer and the loss of service of any other executive officers or certain key employees could impact operations or delay or curtail Vermillion’s research, development and commercialization objectives. To continue Vermillion’s research and product development efforts, the Company needs people skilled in areas such as bioinformatics, biochemistry and information services. Competition for qualified employees is intense.
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
The Company’s operations, as well as those of the collaborators on which the Company depends, are vulnerable to damage or interruption from fire; natural disasters, including earthquakes; computer viruses; human error; power shortages; telecommunication failures; international acts of terror; and similar events. The Company’s primary facility is located in Fremont, California, where it also has laboratories. Although we have certain business continuity plans in place, we have not established a formal comprehensive disaster recovery plan, and the Company’s back-up operations and business interruption insurance may not be adequate to compensate it for losses the Company may suffer. A significant business interruption could result in losses or damages incurred by the Company and require the Company to cease or curtail its operations.
Legislative actions resulting in higher compliance costs are likely to adversely affect the Company’s future consolidated results of operations, financial position and, cash flows.
Compliance with laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, and new regulations enacted by the Securities and Exchange Commission (the “SEC”), are resulting in increased compliance costs. The Company, like all other public companies, is incurring expenses and diverting employees’ time in an effort to comply with Section 404 of the Sarbanes-Oxley Act of 2002. The Company is a smaller reporting company, and has completed the process of documenting its systems of internal control and has evaluated its systems of internal control. Beginning with the year ended December 31, 2007, the Company has been required to assess continuously its compliance with Section 404 of the Sarbanes-Oxley Act of 2002. We expect to continue to devote the necessary resources, including internal and external resources, to support the Company’s assessment. In the future, if we identify one or more material weaknesses, or the Company’s independent registered public accounting firm is unable to attest that our report is fairly stated or to express an opinion on the effectiveness of the Company’s internal controls over financial reporting, this could result in a loss of investor confidence in the Company’s financial reports, have an adverse effect on Vermillion’s stock price and/or subject the Company to sanctions or investigation by regulatory authorities. Compliance with these evolving standards will result in increased general and administrative expenses and may cause a diversion of our time and attention from revenue-generating activities to compliance activities.

The Company is subject to environmental laws and potential exposure to environmental liabilities.
The Company is subject to various international, federal, state and local environmental laws and regulations that govern the Company’s operations, including the handling and disposal of nonhazardous and hazardous wastes, the recycling and treatment of electrical and electronic equipment, and emissions and discharges into the environment. Failure to comply with such laws and regulations could result in costs for corrective action, penalties or the imposition of other liabilities. The Company is also subject to laws and regulations that impose liability and clean-up responsibility for releases of hazardous substances into the environment. Under certain of these laws and regulations, a current or previous owner or operator of property may be liable for the costs to remediate hazardous substances or petroleum products on or from its property, without regard to whether the owner or operator knew of, or caused, the contamination, as well as incur liability to third parties affected by such contamination. The presence of, or failure to remediate properly, such substances could adversely affect the value and the ability to transfer or encumber such property. Based on currently available information, although there can be no assurance, we believe that such costs and liabilities have not had and will not have a material adverse impact on the Company’s consolidated results of operations.
Risks Related to Owning Vermillion’s Stock
Vermillion’s stock price has been, and may continue to be, highly volatile, and an investment in Vermillion’s stock could suffer a decline in value.
The trading price of Vermillion’s common stock has been highly volatile and could continue to be subject to wide fluctuations in price in response to various factors, many of which are beyond the Company’s control, including:
•	failure to commercialize diagnostic tests and significantly increase revenue;
•	actual or anticipated period-to-period fluctuations in financial results;
•	failure to achieve, or changes in, financial estimates by securities analysts;
•	announcements or introductions of new products or services or technological innovations by the Company or its competitors;
•	publicity regarding actual or potential discoveries of biomarkers by others;
•	comments or opinions by securities analysts or major stockholders;
•	conditions or trends in the pharmaceutical, biotechnology and life science industries;
•	announcements by the Company of significant acquisitions and divestitures, strategic partnerships, joint ventures or capital commitments;
•	developments regarding Vermillion’s patents or other intellectual property or that of the Company’s competitors;
•	litigation or threat of litigation;
•	additions or departures of key personnel;
•	sales of Vermillion common stock;
•	limited daily trading volume;
•	Vermillion’s recent delisting from the NASDAQ Capital Market and subsequent quotation on the over-the-counter (the “OTC”) Bulletin Board; and
•	economic and other external factors, disasters or crises.
In addition, the stock market in general and the market for technology companies, in particular, have experienced significant price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Further, there has been significant volatility in the market prices of securities of life science companies. These broad market and industry factors may seriously harm the market price of Vermillion common stock, regardless of the Company’s operating performance. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted. A securities class action suit against Vermillion could result in substantial costs, potential liabilities and the diversion of our attention and Company resources.

Vermillion’s principal stockholders own a significant percentage of Vermillion’s outstanding common stock, and are able to exercise significant influence over the Company’s affairs.
As of September 30, 2008, Quest possessed voting power over 860,595 shares, or 13.48%; Ironwood Investment Management, LLC (“Ironwood”) possessed voting power over 838,227 shares, or 13.13%; and OppenheimerFunds, Inc. (“OppenheimerFunds”) possessed voting power over 643,482 shares, or 10.08%, of Vermillion’s outstanding common stock. As a result, Quest, Ironwood and OppenheimerFunds are able to determine a significant part of the composition of Vermillion’s Board of Directors, hold significant voting power with respect to matters requiring stockholder approval and to exercise significant influence over the Company’s operations. The interests of Quest, Ironwood and OppenheimerFunds may be different from the interests of other stockholders on these and other matters. This concentration of ownership also could have the effect of delaying or preventing a change in the Company’s control or otherwise discouraging a potential acquirer from attempting to obtain control of the Company, which could reduce the price of Vermillion’s common stock.
Vermillion’s common stock is listed on the OTC Bulletin Board, and thus the liquidity of Vermillion’s common stock is low, and its ability to obtain future financing may be further impaired.
On September 25, 2008, Vermillion’s common stock was delisted from and suspended from trading on the NASDAQ Stock Market due to noncompliance with Marketplace Rule 4310(c)(3), which requires, among other things, that listed companies have stockholders’ equity of at least $2,500,000.
Vermillion’s common stock now trades on the OTC Bulletin Board, a regulated quotation service that displays real-time quotes, last-sale prices and volume information in over-the-counter equity securities. The OTC Bulletin Board was established for securities that do not meet the listing requirements of the NASDAQ Global Market or the NASDAQ Capital Market, and is generally considered less efficient than the NASDAQ Capital Market. Consequently, selling Vermillion’s common stock is likely more difficult because of diminished liquidity in smaller quantities of shares likely being bought and sold. As a result, transactions could be delayed, and securities analysts’ and news media coverage of Vermillion may be limited. These factors could result in lower prices and larger spreads in the bid and ask prices for shares of common stock.
Vermillion’s listing on the OTC Bulletin Board and Vermillion’s low stock price may greatly impair its ability to raise additional capital through equity or debt financing, and significantly increase the dilution to its current stockholders caused by any issuance of equity in financing or other transactions. Moreover, even if Vermillion was able to raise additional financing, because the price at which it would issue shares in such transactions is generally based on the market price of its common stock, Vermillion would need to issue a greater number of shares to raise a given amount of funding.
Because Vermillion’s common stock is not listed on a principal national exchange, Vermillion is subject to Rule 15g-9 under the Securities and Exchange Act of 1934, as amended. This rule imposes additional sales practice requirements on broker-dealers that sell low-priced securities to persons other than established customers and institutional accredited investors. Consequently, this rule may affect the ability of broker-dealers to sell Vermillion’s common stock and affect the ability of holders to sell their shares of Vermillion’s common stock in the secondary market. Moreover, investors may be less interested in purchasing low-priced securities because the brokerage commissions, as a percentage of the total transaction value, tend to be higher for such securities, and some investment funds, other than those investment funds which focus on small-capitalization companies or low-priced securities, will not invest in low-priced securities.
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
The Company may need to sell additional shares of Vermillion common stock or other securities in the future to meet the Company’s capital requirements. In such circumstances, or upon conversion of the Company’s senior convertible notes and exercises of currently outstanding options and warrants, the ownership interests of Vermillion’s stockholders prior to such sale, conversion or exercise could be substantially diluted. The possibility of dilution posed by shares available for future sale could reduce the market price of Vermillion’s common stock and could make it more difficult for the Company to raise funds through equity offerings in the future.
As of September 30, 2008, Vermillion had 6,382,166 shares of common stock outstanding and 7,860,205 shares of common stock reserved for future issuance to employees, directors and consultants pursuant to the Company’s employee stock plans, which excludes 754,888 shares of common stock that were subject to outstanding options. In addition, as of September 30, 2008, warrants to purchase 2,293,147 shares of common stock were outstanding at exercise prices ranging from $9.25 to $25.00 per share, with a weighted average exercise price of $10.79 per share. Also as of September 30, 2008, there were 825,000 shares of common stock reserved for issuance upon conversion of the 7.00% Notes. On November 13, 2008, the holders of the $2,500,000 outstanding principal balance related to the 4.50% Notes and Vermillion have agreed to extend the maturity date of the 4.50% Notes to September 1, 2009, and extend the option of the holder to convert the 4.50% Notes into common stock on or before August 31, 2009, with an adjusted conversion rate of 20 shares per $1,000 principal amount of the 4.50% Notes, which is equal to a conversion price of $50.00 per share. The adjusted conversion rate increased the shares of common stock reserved for issuance upon conversion of the 4.50% notes from 27,208 shares to 50,000 shares. The exercise or conversion of all or a portion of these securities would dilute the ownership interests of Vermillion’s stockholders. Furthermore, future sales of substantial amounts of Vermillion’s common stock in the public market, or the perception that such sales are likely to occur, could affect prevailing trading prices of Vermillion’s common stock and the value of the notes.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
As a result of negotiations between the holders of the 4.50% convertible senior notes due September 1, 2008 (The “4.50% Notes”), and Vermillion, the $2,500,000 outstanding principal balance related to the 4.50% Notes, which matured on September 1, 2008, was not redeemed by Vermillion. Interest of $56,000 related to the 4.50% Notes was paid on the maturity date, September 1, 2008. Pursuant to the 4.50% Notes indenture agreement, late payment may result in payment of interest on the outstanding principal balance and overdue interest. Subsequently on November 13, 2008, the holders of the $2,500,000 outstanding principal balance related to the 4.50% Notes have agreed to extend the maturity date of the 4.50% Notes to September 1, 2009, and to waive any past default by Vermillion of its obligation to make payment on the principal of and interest on the 4.50% Notes. Vermillion has agreed to extend each holder’s rights to require Vermillion to repurchase the 4.50% Notes at 105.00% of such holder’s outstanding principal amount upon a change in control, as defined in the indenture governing the 4.50% Notes, and to convert the 4.50% Notes into common stock accordingly. In addition, the holders of the 4.50% Notes have agreed to permit the full redemption of the outstanding principal related to the 4.50% Notes at a redemption price of 100.00% on or before August 31, 2009, and Vermillion has agreed to adjust the conversion rate for the 4.50% Notes to 20 shares per $1,000 principal amount of the 4.50% Notes, which is equal to a conversion price of $50.00 per share.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
None.

Item 6. Exhibits
Index to Exhibits

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

2.1	Asset Purchase Agreement by and between Invitrogen Corporation and Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) dated June 25, 2001	10-Q	000-31617	10.28	August 14, 2001

2.2	Share Purchase Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and LumiCyte, Inc. dated May 28, 2003	8-K	000-31617	2.1	June 11, 2003

3.1	Second Amended and Restated Certificate of Incorporation of Vermillion, Inc.	S-1	333-146354	3.1	September 27, 2007

3.2	Amended and Restated Bylaws of Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.)	S-1/A	333-32812	3.4	August 24, 2000

4.1	Form of Vermillion, Inc.’s (formerly Ciphergen Biosystems, Inc.) Common Stock Certificate	S-1/A	333-32812	4.1	August 24, 2000

4.2	Indenture between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and U.S. Bank National Association dated August 22, 2003	S-3	333-109556	4.1	October 8, 2003

4.3	Indenture between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and U.S. Bank National Association dated November 15, 2006	8-K	000-31617	4.1	November 21, 2006

4.4	Preferred Shares Rights Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Continental Stock Transfer & Trust Company dated March 20, 2002	8-A	000-31617	4.2	March 21, 2002

4.5	Amendment to Rights Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Wells Fargo Bank, N.A. dated July 22, 2005	8-K	000-31617	4.4	July 28, 2005

4.6	Second Amendment to Rights Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Wells Fargo Bank, N.A. dated September 30, 2005	8-K	000-31617	4.5	October 4, 2005

4.7	Third Amendment to Rights Agreement between Vermillion, Inc. and Wells Fargo Bank, N.A., dated September 11, 2007	8-K	000-31617	10.1	September 12, 2007

10.1	Form of Preferred Stock Purchase Agreement	S-1	333-32812	10.1	March 20, 2000

10.2	Fourth Amended and Restated Investors Rights Agreement dated March 3, 2000	S-1	333-32812	10.2	March 20, 2000

Index to Exhibits

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10.3	1993 Stock Option Plan	S-1	333-32812	10.3	March 20, 2000

10.4	Form of Stock Option Agreement	S-1/A	333-32812	10.4	August 24, 2000

10.5	2000 Stock Plan and related form of Stock Option Agreement	S-1/A	333-32812	10.5	August 24, 2000

10.6	Amended and Restated 2000 Employee Stock Purchase Plan	10-Q	000-31617	10.6	November 14, 2007

10.7	Ciphergen Biosystems, Inc. 401(k) Plan	10-K	000-31617	10.7	March 22, 2005

10.8	Form of Warrant	S-1	333-32812	10.8	March 20, 2000

10.9	Employment Agreement between Gail Page and Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) dated December 31, 2005	10-K	000-31617	10.39	March 17, 2006

10.10	Separation Agreement and Release between Debra A. Young and Vermillion, Inc. dated November 1, 2007	8-K	000-31617	10.1	November 5, 2007

10.11	Form of Proprietary Information Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and certain of its employees	S-1/A	333-32812	10.9	August 24, 2000

10.12	Lease Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and John Arrillaga, Trustee of the John Arrillaga Survivor’s Trust and Richard T. Peery, Trustee of the Richard T. Peery Separate Property Trust, dated January 28, 2000, and Amendment No. 1 dated August 8, 2000	S-1/A	333-32812	10.12	September 27, 2000

10.13	Lease Agreement between Symbion and Ciphergen Biosystems A/S dated February 24, 2003	10-K	000-31617	10.37	March 31, 2003

10.14	MAS License Agreement with IllumeSys Pacific, Inc. dated April 7, 1997	S-1/A	333-32812	10.23	August 24, 2000

10.15	MAS License Agreement with Ciphergen Technologies, Inc. (formerly ISP Acquisition Corporation) dated April 7, 1997	S-1	333-32812	10.24	August 24, 2000

10.16	Settlement Agreement and Mutual General Release by and among Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.), IllumeSys Pacific, Inc., Ciphergen Technologies, Inc., Molecular Analytical Systems, Inc., LumiCyte, Inc. and T. William Hutchens dated May 28, 2003 †	8-K	000-31617	99.2	June 11, 2003

Index to Exhibits

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10.17	Assignment Agreement by and among Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.), IllumeSys Pacific, Inc., Ciphergen Technologies, Inc., Molecular Analytical Systems, Inc., LumiCyte, Inc. and T. William Hutchens dated May 28, 2003 †	8-K	000-31617	99.3	June 11, 2003

10.18	License Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Molecular Analytical Systems, Inc. dated May 28, 2003 †	8-K	000-31617	99.4	June 11, 2003

10.19	Collaborative Research Agreement between University College London, UCL Biomedica plc and Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) dated September 22, 2005 †	10-K	000-31617	10.54	March 17, 2006

10.20	Extension of Term of Service and Support Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Applied Biosystems/MDS Sciex dated March 10, 2004	10-K	000-31617	10.43	March 15, 2004

10.21	Joint Venture Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Sumitomo Corporation	S-1	333-32812	10.25	March 20, 2000

10.22	Distribution and Marketing Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Ciphergen Biosystems KK dated March 24, 1999	S-1/A	333-32812	10.26	September 22, 2000

10.23	First Amendment to the Joint Venture Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.), Sumitomo Corporation, SC Biosciences Corporation (a subsidiary of Sumitomo Corporation) and Ciphergen Biosystems KK dated March 15, 2002	10-K	000-31617	10.33	March 31, 2003

10.24	Second Amendment to Joint Venture Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.), Sumitomo Corporation, SC Biosciences Corporation (a subsidiary of Sumitomo Corporation) and Ciphergen Biosystems KK dated November 15, 2002	10-K	000-31617	10.34	March 31, 2003

Index to Exhibits

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10.25	Third Amendment to Joint Venture Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.), Sumitomo Corporation, SC Biosciences Corporation (a subsidiary of Sumitomo Corporation) and Ciphergen Biosystems KK dated November 15, 2002	10-K	000-31617	10.35	March 31, 2003

10.26	Stock Purchase Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and SC Biosciences Corporation dated August 30, 2002	10-K	000-31617	10.32	March 31, 2003

10.27	Registration Rights Agreement dated August 22, 2003, of Vermillion, Inc.’s (formerly Ciphergen Biosystems, Inc.) 4.50% Convertible Senior Notes due September 1, 2008	S-3	333-109556	10.1	October 8, 2003

10.28	Form of Exchange and Redemption Agreement dated November 3, 2006, between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and certain holders of its 4.50% Convertible Senior Notes due September 1, 2008	8-K	000-31617	10.55	November 6, 2006

10.29	Registration Rights Agreement dated November 15, 2006, between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Initial Purchasers of its 7.00% Convertible Senior Notes due September 1, 2011	8-K	000-31617	10.1	November 21, 2006

10.30	Letter Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Oppenheimer & Co. Inc. dated August 3, 2006	S-1/A	333-146354	10.46	November 27, 2007

10.31	Warrant with Oppenheimer & Co. Inc. dated August 3, 2006	S-1/A	333-146354	10.47	November 27, 2007

10.32	Warrant with Oppenheimer & Co. Inc. dated November 15, 2006	S-1/A	333-146354	10.48	November 27, 2007

10.33	Engagement Letter between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Oppenheimer & Co. Inc. dated August 3, 2006	S-1/A	333-146354	10.49	November 27, 2007

10.34	Asset Purchase Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Pall Corporation dated October 27, 2004	8-K	000-31617	2.1	December 6, 2004

10.35	Strategic Alliance Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Quest Diagnostics Incorporated dated July 22, 2005	8-K	000-31617	10.44	July 28, 2005

Index to Exhibits

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10.36	Stock Purchase Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Quest Diagnostics Incorporated dated July 22, 2005	8-K	000-31617	10.45	July 28, 2005

10.37	Letter Agreement between Vermillion, Inc. and Quest Diagnostics Incorporated dated August 29, 2007	S-1	333-146354	10.38	September 27, 2007

10.38	Warrant between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Quest Diagnostics Incorporated dated July 22, 2005	8-K	000-31617	10.46	July 22, 2005

10.39	Memorialization Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Quest Diagnostics Incorporated dated January 12, 2006	S-1	333-146354	10.40	September 27, 2007

10.40	Amendment to Warrant between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Quest Diagnostics Incorporated dated August 29, 2007	8-K	000-31617	10.2	August 29, 2007

10.41	Credit Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Quest Diagnostics Incorporated dated July 22, 2005	8-K	000-31617	10.47	July 28, 2005

10.42	Patent Security Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Quest Diagnostics Incorporated dated July 22, 2005	8-K	000-31617	10.48	July 28, 2005

10.43	Asset Purchase Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Bio-Rad Laboratories, Inc. dated August 14, 2006	14a	000-31617	Annex A	September 12, 2006

10.44	Amendment to Asset Purchase Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Bio-Rad Laboratories, Inc. dated November 13, 2006	S-1	333-146354	10.47	September 27, 2007

10.45	Stock Purchase Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Bio-Rad Laboratories, Inc. dated November 13, 2006	S-1	333-146354	10.48	September 27, 2007

10.46	Transition Services Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Bio-Rad Laboratories, Inc. dated November 13, 2006 †	S-1/A	333-146354	10.53	November 27, 2007

Index to Exhibits

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10.47	Amendment No. 1 to Transition Services Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Bio-Rad Laboratories, Inc. dated May 11, 2007	S-1	333-146354	10.50	September 27, 2007

10.48	Amendment No. 2 to Transition Services Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Bio-Rad Laboratories, Inc. dated June 15, 2007	S-1	333-146354	10.51	September 27, 2007

10.49	Manufacture and Supply Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Bio-Rad Laboratories, Inc. dated November 13, 2006 †	S-1/A	333-146354	10.56	November 27, 2007

10.50	Amendment No. 1 to Manufacture and Supply Agreement between Vermillion, Inc. and Bio-Rad Laboratories, Inc. dated August 27, 2007	S-1	333-146354	10.53	September 27, 2007

10.51	Cross License Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Bio-Rad Laboratories, Inc. dated November 13, 2006 †	S-1/A	333-146354	10.58	November 27, 2007

10.52	Sublicense Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Bio-Rad Laboratories, Inc. dated November 13, 2006	S-1	333-146354	10.13	September 27, 2007

10.53	Letter Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Bio-Rad Laboratories, Inc. dated November 13, 2006	S-1	333-146354	10.55	September 27, 2007

10.54	Sublease Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Bio-Rad Laboratories, Inc. dated November 13, 2006 †	S-1/A	333-146354	10.60	November 27, 2007

10.55	Placement Agent Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Oppenheimer & Co. Inc. dated March 28, 2007	S-1/A	333-146354	10.61	November 27, 2007

10.56	Securities Purchase Agreement by and among Vermillion, Inc. and the purchasers party thereto dated as of August 23, 2007	S-1	333-146354	10.57	September 27, 2007

10.57	Form of Warrant	10-Q	000-31617	10.51	November 14, 2007

Index to Exhibits

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10.58	Form of Severance Agreement between key executive employees and Vermillion, Inc.	8-K	000-31617	10.1	August 29, 2008

10.59	Consulting Agreement between Richard G. Taylor and Vermillion, Inc. dated August 26, 2008	8-K	000-31617	10.1	August 29, 2008

21.0	Subsidiaries of Registrant	10-K	000-31617	21.0	March 31, 2008

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					Ö

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					Ö

32.0	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					(1)

(1)	Furnished herewith

†	Certain portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission. Confidential treatment has been requested with respect to such omitted portions.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vermillion, Inc.
Date: November 14, 2008	/s/ Gail S. Page
Gail S. Page
Director, President and Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2008	/s/ Richard G. Taylor
Richard G. Taylor Interim Chief Financial Officer (Acting Principal Financial and Accounting Officer)