Form 10-Q
period 2009-03-31
VERMILLION, INC.
filed 2010-05-20
CIK 926617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2009.

OR

☐	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from              to             .

Commission File Number: 000-31617

Vermillion, Inc.

(Debtor-in-Possession)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this Chapter) during the preceding 12 months (or for shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☐    No  ☒

As of March 31, 2010, the Registrant had 10,298,696 shares of common stock, par value $0.001 per share, outstanding.

Vermillion, Inc.

(Debtor-in-Possession)

Vermillion is a trademark of Vermillion, Inc. ProteinChip is a registered trademark of Bio-Rad Laboratories, Inc. BioSepra is a registered trademark of Pall Corporation.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Vermillion, Inc.

(Debtor-in-Possession)

Consolidated Balance Sheets

(Amounts in Thousands, Except Share and Par Value Amounts)

(Unaudited)

	March 31, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$748	$2,464
Accounts receivable	—	31
Prepaid expenses and other current assets	358	326

Total current assets	1,106	2,821
Property and equipment, net	516	611
Long-term investments, at fair value	341	341
Other assets	60	85

Total assets	$2,023	$3,858

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$3	$1,676
Accrued liabilities	77	2,372
Current portion of convertible senior notes, net of discount	—	2,500

Total current liabilities	80	6,548
Long-term debt owed to related party	10,000	10,000
Convertible senior notes, net of discount	—	16,378
Warrant liability	25	—
Liabilities subject to compromise	23,697	—

Total liabilities	33,802	32,926
Commitments and contingencies (see Note 5)
Stockholders’ deficit:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding at March 31, 2009 and December 31, 2008, respectively	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized at March 31, 2009 and December 31, 2008; 6,383,916 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	6	6
Additional paid-in capital	228,693	228,560
Accumulated deficit	(260,242)	(257,472)
Accumulated other comprehensive loss	(236)	(162)

Total stockholders’ deficit	(31,779)	(29,068)

Total liabilities and stockholders’ deficit	$2,023	$3,858

See accompanying notes to the consolidated financial statements.

Vermillion, Inc.

(Debtor-in-Possession)

Consolidated Statements of Operations

(Amounts in Thousands, Except Share and Per Share Amounts)

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Revenue:
Products	$—	$5
Services	—	48

Total revenue	—	53

Cost of revenue:
Products	—	2
Services	—	20

Total cost of revenue	—	22

Gross profit	—	31

Operating expenses:
Research and development	538	1,875
Sales and marketing	412	893
General and administrative	1,178	1,827

Total operating expenses	2,128	4,595

Loss from operations	(2,128)	(4,564)

Interest income	9	185
Interest expense	(482)	(541)
Change in fair value of warrants	(4)	—
Reorganization items	(201)	—
Other income (expense), net	2	24

Loss before income taxes	(2,804)	(4,896)
Income tax benefit (expense)	(11)	50

Net loss	$(2,815)	$(4,846)

Loss per share - basic and diluted	$(0.44)	$(0.76)

Weighted average common shares used to compute basic and diluted net loss per common share	6,383,916	6,380,188

See accompanying notes to the consolidated financial statements.

Vermillion, Inc.

(Debtor-in-Possession)

Consolidated Statements of Changes in Stockholders’ Deficit and Comprehensive Loss

(Amounts in Thousands, Except Share Amounts)

(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit	Comprehensive Loss

	Shares	Amount
Balance at December 31, 2007	6,380,197	$6	$227,895	$(239,142)	$(221)	$(11,462)
Net loss	—	—	—	(4,846)	—	(4,846)	$(4,846)
Change in unrealized loss on available for sale securities	—	—	—	—	(294)	(294)	(294)
Foreign currency translation adjustment	—	—	—	—	(125)	(125)	(125)

Comprehensive loss							$(5,265)

Registration costs adjustment related to private placement offering	—	—	7	—	—	7
Payment for fractional shares related to 1 for 10 reverse stock split	(31)	—	—	—	—	—
Stock compensation charge	—	—	165	—	—	165

Balance at March 31, 2008	6,380,166	$6	$228,067	$(243,988)	$(640)	$(16,555)

Balance at December 31, 2008	6,383,916	$6	$228,560	$(257,472)	$(162)	$(29,068)
Net loss	—	—	—	(2,815)	—	(2,815)	$(2,815)
Foreign currency translation adjustment	—	—	—	—	(8)	(8)	(8)

Comprehensive loss					—	—	$(2,823)

Cumulative effect of a change in accounting principle to reclassify certain warrants to warrant liability				(21)		(21)
Cumulative effect adjustment to reclassify a portion of previously recognized other-than-temporary impairment of auction rate securities	—	—	—	66	(66)	—
Stock compensation charge	—	—	133	—	—	133

Balance at March 31, 2009	6,383,916	$6	$228,693	$(260,242)	$(236)	$(31,779)

See accompanying notes to the consolidated financial statements.

Vermillion, Inc.

(Debtor-in-Possession)

Consolidated Statements of Cash Flows

(Amounts in Thousands)

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(2,815)	$(4,846)
Adjustments to reconcile net loss to net cash used in operating activities:
Charge on impairment of investments	—	115
Change in warrant value	4	—
Depreciation and amortization	95	311
Stock-based compensation expense	133	165
Amortization of debt discount	45	57
Amortization of debt issuance costs	9	18
Write-off of debt issuance costs and discounts related to debt subject to compromise	93	—
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	31	(32)
Decrease in prepaid expenses and other current assets	(32)	(417)
Decrease in other assets	—	553
Increase (decrease) in accounts payable and accrued liabilities	729	(1,310)
Decrease in deferred revenue	—	(17)
Decrease in other liabilities	—	(128)

Net cash used in operating activities	(1,708)	(5,531)

Cash flows from investing activities:
Proceeds from sales of investments	—	10,425
Purchases of investments	—	(4,100)
Purchase of property and equipment	—	(3)

Net cash provided by investing activities	—	6,322

Cash flows from financing activities:
Net cash provided by (used in) financing activities	—	—

Effect of exchange rate changes on cash and cash equivalents	(8)	(125)

Net increase (decrease) in cash and cash equivalents	(1,716)	666
Cash and cash equivalents, beginning of period	2,464	7,617

Cash and cash equivalents, end of period	$748	$8,283

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$67	$815
Income taxes	7	19
Noncash investing and financing activities
Cumulative effect of change in accounting principle - warrant liability	$(21)	$—
Cumulative effect of change in accounting principle - unrealized loss on investments	66	—
Registration costs adjustment related to private placement offering of common stock and warrants	—	7

See accompanying notes to the consolidated financial statements.

Vermillion, Inc.

(Debtor-in-Possession)

Notes to Consolidated Financial Statements

(Unaudited)

1. Organization, Basis of Presentation and Summary of Significant Accounting and Reporting Policies

Organization

Vermillion, Inc. (“Vermillion”; Vermillion and its wholly-owned subsidiaries are collectively referred to as the “Company”) is incorporated in the state of Delaware, and is engaged in the business of discovering, developing and commercializing diagnostics tests in the fields of oncology, hematology, cardiology and women’s health. On March 9, 2010, the Company commercially launched OVA1™ ovarian tumor triage test (the “OVA1 Test”).

Liquidity

The Company has incurred significant net losses and negative cash flows from operations since inception. At March 31, 2009, the Company had an accumulated deficit of $260,242,000. On November 13, 2006, the Company completed the sale of assets and liabilities of the Company’s protein research products and collaborative services business (the “Instrument Business Sale”) to Bio-Rad Laboratories, Inc. (“Bio-Rad”). On March 30, 2009, the Company filed a voluntary petition for relief (the “Bankruptcy Filing”) under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). On January 7, 2010, in connection with the Second Amended Plan of Reorganization under Chapter 11 of the United States Bankruptcy Code (“Plan of Reorganization”), Vermillion completed a private placement sale of 2,327,869 shares of its common stock to a group of new and existing investors for $43,050,000 in gross proceeds. Subsequently on January 22, 2010, the confirmation order issued by the Bankruptcy Court for approving the Company’s Plan of Reorganization became final and all conditions precedent to January 22, 2010 were satisfied or waived. Accordingly, the Company emerged from bankruptcy under Chapter 11 (see Note 2). On March 9, 2010, the Company commercially launched the OVA1 Test. Due to the Instrument Business Sale and recent commercial launch of the OVA1 Test, the Company will have limited revenues until additional diagnostic tests are developed or the Company continues to successfully commercialize the OVA1 Test.

To become profitable in the near future, the Company may need to complete development of additional key diagnostic tests, obtain the United States Food and Drug Administration (the “FDA”) approval and successfully commercialize those products in addition to the OVA1 Test. The Company’s ability to continue to meet its obligations and to achieve its business objectives is dependent upon, among other things, raising additional capital or generating sufficient revenue in excess of costs. The Company may seek to raise additional funding from various possible sources, including the public equity market, private financings, sales of assets, collaborative arrangements and debt. If Vermillion raises additional capital through the issuance of equity securities or securities convertible into equity, stockholders will experience dilution, and such securities may have rights, preferences or privileges senior to those of the holders of Vermillion’s common stock or convertible senior notes. If the Company raises additional funds by issuing debt, the Company may be subject to limitations on its operations, through debt covenants or other restrictions. If the Company obtains additional funds through arrangements with collaborators or strategic partners, the Company may be required to relinquish its rights to certain technologies or products that it might otherwise seek to retain.

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for the fair statement of results for the periods presented, have been included. The results of operations of any interim period are not necessarily indicative of the results of operations for the full year or any other interim period.

Vermillion, Inc.

(Debtor-in-Possession)

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

The unaudited consolidated financial statements and related disclosures have been prepared with the presumption that users of the interim unaudited consolidated financial statements have read or have access to the audited consolidated financial statements for the preceding fiscal year. The consolidated balance sheet at December 31, 2008, has been derived from the audited financial statements at that date but does not include all the information and footnotes required by GAAP. Accordingly, these unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2008, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on May 20, 2010.

The unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, and reflect the elimination of intercompany accounts and transactions.

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

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in its Annual Report on Form 10-K for the year ended December 31, 2008, which was filed with the SEC on May 20, 2010, and have not changed significantly as of May 20, 2010.

2. Chapter 11 Bankruptcy

On March 30, 2009, the Company filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the Bankruptcy Court. The Company continues to operate its business and manage its properties as debtors in possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

Financial Statement Presentation

The accompanying consolidated financial statements have been prepared in accordance with Accounting Standards Codification (“ASC”) 852, “Reorganization” (“ASC 852”), and on a going-concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the Company’s bankruptcy filing, such realization of assets and liquidation of liabilities is subject to uncertainty. While operating as debtors in possession under the protection of Chapter 11 of the Section 365 of the United States Bankruptcy Code (the “Bankruptcy Code”), all or some of the debtors may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the consolidated financial statements, subject to Bankruptcy Court approval or as otherwise permitted in the ordinary course of business. Further, the Company’s plan of reorganization could materially change the amounts and classification of items reported in the Company’s historical consolidated financial statements.

Substantially all of the Company’s pre-petition debt is now in default due to the bankruptcy filing. As described below, the accompanying consolidated financial statements present the Company’s pre-petition 4.50% Convertible Senior Notes due 2009 (the “4.50% Notes”) and 7.00% Convertible Senior Notes due 2011 (the “7.00% Notes”) totaling of $19,000,000 as liabilities subject to compromise. See Note 11, “Subsequent Events,” in the accompanying notes to consolidated financial statements for additional information.

Vermillion, Inc.

(Debtor-in-Possession)

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

Liabilities Subject to Compromise

As required by ASC 852, the Company has recorded liability amounts for the claims that can be reasonably estimated and believe are probable of being allowed by the Bankruptcy Court. Such claims are subject to future adjustments that may result from, among other things, negotiations with creditors, and rejection of executory contracts and unexpired leases. Liabilities subject to compromise may change due to reclassifications, settlements or reorganization activities that give rise to new claims or increases in existing claims.

Liabilities subject to compromise in the consolidated balance sheet consisted of the following at March 31, 2009 (in thousands):

Accounts payable	$2,241
Accrued liabilities	1,684
Payroll and benefits related expenses	772
Convertible senior notes	19,000

Total liabilities subject to compromise	$23,697

Reorganization Items

Professional advisory fees and other costs directly associated with the Company’s reorganization are reported separately as reorganization items pursuant to ASC 852. Professional fees include legal fees undertaken as part of the reorganization process. The write-off of debt issuance costs and discounts related to debt generally represent one-time charges. Certain actions within the non-debtor companies have occurred as a result of the Company’s bankruptcy proceedings. The costs associated with these actions are also reported as reorganization items. The reorganization items in the consolidated statement of operations for the three months ended March 31, 2009 consisted of the following items (in thousands):

Three Months Ended March 31, 2009
Debtors reorganization items:
Professional fees associated with bankruptcy proceedings	$108
Write-off of debt issuance costs and discounts related to debt subject to compromise	93

Total reorganization items	$201

3. Recent Accounting Pronouncements

In June 2009, ASC 105 Generally Accepted Accounting Principles (“ASC 105”) was issued. ASC 105 became the single official source of authoritative, nongovernmental generally accepted accounting principles in the United States. The historical GAAP hierarchy was eliminated and the ASC became the only level of authoritative GAAP, other than guidance issued by the SEC. The Company’s accounting policies were not affected by the conversion to ASC. However, references to specific accounting standards in the footnotes to the Company’s consolidated financial statements have been changed to refer to the appropriate section of ASC.

Vermillion, Inc.

(Debtor-in-Possession)

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

In April 2009, FASB issued ASC 825 Financial Instruments (“ASC 825”) and ASC 270 Interim Reporting (“ASC 270”). ASC 825 and ASC 270 requires the Company to disclose on a quarterly basis, providing quantitative and qualitative information about fair value estimates for all financial instruments not measured in the consolidated balance sheets at fair value. ASC 825 and ASC 270 are effective for interim periods ending after June 15, 2009. The Company has adopted the provisions of ASC 825 and ASC 270 effective the first quarter of fiscal 2009 (see Note 4 and Note 5). The adoption this guidance did not have a material impact on the Company’s consolidated financial statements

In April 2009, FASB issued ASC 320 Investments—Debt and Equity Securities (“ASC 320”). ASC 320 modifies the other-than-temporary impairment guidance for debt securities through increased consistency in the timing of impairment recognition and enhanced disclosures related to the credit and noncredit components of impaired debt securities that are not expected to be sold. In addition, increased disclosures are required for both debt and equity securities regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. ASC 320 is effective for interim and annual reporting periods that end after June 15, 2009, and early adoption is permitted. The Company has adopted the provisions of ASC 320 on January 1,2009. The Company has considered the guidance provided by ASC 320 in the Company’s determination of impairment, and have determined that the impact was not material (see Note 5).

In October 2009, the FASB issued Accounting Standards Update 2009-13, Revenue Recognition (Topic 605): “Multiple Deliverable Revenue Arrangements—A Consensus of the FASB Emerging Issues Task Force”. This update provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. The Company will be required to apply this guidance prospectively for revenue arrangements entered into or materially modified after January 1, 2011; however, earlier application is permitted. The Company has not determined the impact that this update may have on the Company’s consolidated financial statements.

In January 2010, the FASB issued updated guidance related to fair value measurements and disclosures, which requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers. In addition, in the reconciliation for fair value measurements using significant unobservable inputs, or Level 3, a reporting entity should disclose separately information about purchases, sales, issuances and settlements (that is, on a gross basis rather than one net number). The updated guidance also requires that and entity should provide fair value measurement disclosures for each class of assets and liabilities and disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring fair value measurements for Level 2 and Level 3 fair value measurements. The updated guidance is effective for interim or annual financial reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Company does not expect adoption of the updated guidance to have a material impact on its consolidated results of operations or financial condition.

Vermillion, Inc.

(Debtor-in-Possession)

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

4. Fair Value Measurement and Marketable Securities

The Company invests in money market funds and auction rate securities. The following is a summary of available-for-sale securities at March 31, 2009, and December 31, 2008 (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
March 31, 2009:
Money market funds	$4	$—	$—	$4
Long term investments in auction rate securities	407	—	(66)	341

	$411	$—	$(66)	$345

December 31, 2008:
Money market funds	$9	$—	$—	$9
Long term investments in auction rate securities	341	—	—	341

	$350	$—	$—	$350

The scheduled contractual maturity dates for available-for-sale long-term investments at March 31, 2009, are as follows (in thousands):

	Within 1 Year	After 1 Year Through 5 Years	After 5 Years Through 10 Years	After 10 Years	Total
Long-term investments:
Auction rate securities	$—	$—	$341	$—	$341

As of March 31, 2009, financial assets measured and recognized at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy as described above was as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$4	$4	$—	$—
Long term investments in ARS	341	—	—	341

Total	$345	$4	$—	$341

The Company’s Level 1 financial assets are money market funds.

At March 31, 2009, long-term investments available-for-sale measured at fair value using Level 3 inputs consisted of $341,000 invested in auction rate securities. The continued failure of auctions and the lack of market activity and liquidity required that these securities be measured using Level 3 inputs. As of March 31, 2009 and December 31, 2008, the Company’s auction rate securities in credit linked notes were valued using a single factor Gaussian copula model and market bids received from Deutsche Bank. The valuation of the Company’s investment in auction rate securities is subject to uncertainties that are difficult to predict. Factors that may impact its valuation include changes to credit ratings of the securities as well as to the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral value, discount rates, liquidity and ongoing strength, and quality of credit markets. If the current market conditions deteriorate further, or the anticipated recovery in market values does not occur, the Company may be required to record additional impairment charges in future quarters. The Company will continue to monitor the value of its auction rate securities and consider the impact, if any, on the fair value of its investment in auction rate securities.

Vermillion, Inc.

(Debtor-in-Possession)

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

The Company’s financial assets measured at fair value on a recurring basis using significant Level 3 inputs as of March 31, 2009, consisted solely of auction rate securities. The reconciliation of financial assets measured at fair value using significant unobservable inputs (Level 3) for the three months ended March 31, 2009, were as follows (in thousands):

Long-Term Investments Available-for-Sale Auction Rate Securities (Level 3)
Balance at January 1, 2009	$341
Total realized losses included in earnings	—
Total unrealized gains included in other comprehensive loss	—

Balance at March 31, 2009	$341

The Company measures certain common stock warrants on a recurring basis (see Note 8). All other financial assets and liabilities are measured at fair value on a nonrecurring basis. These financial assets and liabilities are recognized at fair value when they are deemed to be other-than-temporarily impaired.

5. Commitments and Contingent Liabilities

Noncancelable Collaboration Obligations and Other Commitments

Under the terms of a research collaboration agreement with The John Hopkins University School of Medicine (“JHU”), directed at the discovery and validation of biomarkers in human subjects, including but not limited to clinical application of biomarkers in the understanding, diagnosis and management of human diseases, Vermillion is required to pay noncancelable contributions of $600,000, $618,000 and $637,000 for the years ending December 31, 2008, 2009 and 2010, respectively. As of March 31, 2009 and December 31, 2008, Vermillion owed $404,000 and $300,000, respectively, related to the research collaboration agreement with JHU. Collaboration costs under the JHU collaboration, which are included in research and development expenses, were $154,000 and $150,000 for the three months ended March 31, 2009 and 2008, respectively.

On June 1, 2007, Vermillion entered into a non-exclusive license agreement with the National Cardiovascular Center (“NCVC”), an entity organized and existing under the laws of Japan. Under this agreement, Vermillion obtained a ten year worldwide non-exclusive license with the right to extend the term for the life of the licensed patent, which includes a United States Patent Application, a Japan Patent and a Patent Cooperation Treaty (“PCT”) Application, for technology used in Vermillion’s TTP diagnostic test kit that is under development. Under this agreement, Vermillion will pay NCVC a non-refundable license fee of $50,000. The payment terms are $20,000 upon execution of this agreement, $10,000 upon submission of an in vitro diagnostic test to the FDA for clearance, $10,000 upon the first commercial sale of such in vitro diagnostic test kit and $10,000 upon achievement of $500,000 in net sales of such in vitro diagnostic test kits. Additionally, Vermillion will pay royalties to NCVC for net sales to customers located in the United States, Japan, Europe and China. On July 18, 2007, Vermillion made a payment of $20,000 related to the execution of this agreement. There have been no subsequent payments made through March 31, 2009.

Vermillion, Inc.

(Debtor-in-Possession)

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

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

Bio-Rad Laboratories, Inc. Matters

On November 13, 2006, the Company completed the Instrument Business Sale to Bio-Rad. The Instrument Business Sale to Bio-Rad included the Company’s Surfaced Enhanced Laser Desorption/Ionization (“SELDI”) technology, ProteinChip arrays and accompanying software. Pursuant to the terms of the sales agreement entered into with Bio-Rad, the total sales price was $20,000,000, of which $16,000,000 was paid by Bio-Rad to the Company at the closing of the transaction on November 13, 2006. A total of $4,000,000 was held back from the sales proceeds contingent upon the Company meeting certain obligations, which $2,000,000 was subsequently paid to the Company in fiscal 2007 upon the issuance by the United States Patent and Trademark Office a reexamination certificate for United States Patent No. 6,734,022. From the amounts held back, $2,000,000, subject to certain adjustments, is being held in escrow to serve as security for the Company to fulfill certain obligations.

Vermillion, Inc.

(Debtor-in-Possession)

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

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

In connection with the Instrument Business Sale, the Company also entered into a manufacture and supply agreement with Bio-Rad on November 13, 2006, whereby the Company agreed to purchase ProteinChip Systems and ProteinChip Arrays (collectively, the “Research Tools Products”) from Bio-Rad. Under the terms of the manufacture and supply agreement, the Company agreed to provide Bio-Rad quarterly, non-binding, twelve-month rolling forecasts setting forth the Company’s anticipated needs for Research Tools Products over the forecast period. The Company was permitted to provide revised forecasts as necessary to reflect changes in demand for the products, and Bio-Rad was required to use commercially reasonable efforts to supply amounts in excess of the applicable forecast. Either party was permitted to terminate the agreement for convenience upon 180 days’ prior written notice, or upon default if the other party failed to cure such default within 30 days after notice thereof. In a letter from the Company to Bio-Rad dated May 2, 2008, Vermillion exercised its right to terminate the November 13, 2006, manufacture and supply agreement for convenience upon 180 days’ written notice. Consequently, termination of the agreement became effective on October 29, 2008. In October 2009, Bio-Rad filed a proof of claim in the Company’s bankruptcy case based on certain contract claims for approximately $1,000,000. The Company is attempting to resolve the contract claims and has accrued for this contingency within general and administrative expense in accordance with ASC 450 Contingencies at March 31, 2009 and December 31, 2008. Management cannot predict the ultimate outcome of this matter at this time.

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

6. Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss as of March 31, 2009 and 2008 were as follows (in thousands):

	March 31,
	2009	2008
Net unrealized loss on long-term investments available-for-sale	$(66)	$(392)
Cumulative translation adjustment	(170)	(248)

Accumulated other comprehensive loss	$(236)	$(640)

7. Stock-Based Compensation

Employee Stock-based Compensation Expense

No options were granted during the three months ended March 31, 2009 and 2008. The allocation of employee stock-based compensation expense by functional area for the three months ended March 31, 2009 and 2008 was as follows (in thousands):

	March 31,
	2009	2008
Research and development	$25	$34
Sales and marketing	10	33
General and administrative	98	98

Total	$133	$165

Vermillion, Inc.

(Debtor-in-Possession)

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

Non-employee Stock-based Compensation Expense

Stock-based compensation expense related to stock options granted to non-employees is recognized as the stock options are earned. As part of the bankruptcy case, certain former employees were converted into consultants to Company whereby their existing stock options continued to vest, under the original terms of their stock option grants, as they provided consulting services to the Company. The values attributable to these options are amortized over the service period and the unvested portion of these options was remeasured at each vesting date. The Company believes that the fair value of the stock options is more reliably measurable than the fair value of the services received. The fair value of the stock options granted were revalued at each reporting date using the Black-Scholes valuation model as prescribed by ASC 505, “Equity,” using the following average assumptions:

Three Months Ended March 31, 2009
Dividend yield	—%
Volatility	88.23%
Risk-free interest rate	2.51%
Expected lives (years)	8.63
Weighted average fair value	$0.14

The stock-based compensation expense will fluctuate as the fair market value of the common stock fluctuates. In connection with stock options relating to non-employees, the Company incurred an insignificant amount of expenses for the three months ended March 31, 2009.

8. Common Stock

Common Stock Warrants

In June 2008, the FASB issued new guidance now codified in ASC 815 that clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify for classification as liabilities. The new guidance in ASC 815 was effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of the new guidance on January 1, 2009, resulted in the reclassification of certain of the Company’s outstanding common stock warrants from stockholders’ deficit to liabilities, which requires the common stock warrants to be fair valued at each reporting period, with the changes in fair value recognized as interest and other expense in the Company’s consolidated statement of operations.

At March 31, 2009 and January 1, 2009, the Company had warrants outstanding to purchase 2,053,147 shares of common stock accounted for in accordance with ASC 815. The fair value of these common stock warrants on the date of adoption of January 1, 2009 and on March 31, 2009 was determined using a Black Scholes valuation model with the following Level 3 inputs:

	March 31, 2009	January 1, 2009
Dividend yield	—%	—%
Volatility	86.25%	83.39%
Risk-free interest rate	1.26%	1.18%
Expected life (in years)	3.42	3.66
Fair Value	$0.01	$0.01

Vermillion, Inc.

(Debtor-in-Possession)

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

On January 1, 2009, the Company recorded a cumulative effect of change in accounting principle adjustment of $21,000 to its accumulated deficit and a corresponding reclassification of the Company’s outstanding common stock warrants from stockholder’s deficit to warrant liability. For the three months ended March 31, 2009, the change in fair value of the common stock warrants resulted in a $4,000 adjustment in the consolidated statement of operations and a corresponding increase to the warrant liability. The following table is a reconciliation of the warrant liability measured at fair value using Level 3 inputs for the three months ended March 31, 2009 (in thousands):

Warrant Liability (Level 3)
Balance at January 1, 2009	$—
Cumulative effective of change in accounting principle for common stock warrants	21
Change in fair value of common stock warrants	4

Balance at March 31, 2009	$25

The following table sets forth the Company’s financial liabilities, related to common stock warrants issued in the August 29, 2007, Private Placement Sale, subject to fair value measurements as of March 31, 2009:

		Fair Value Measurements at Reporting Date Using
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Common stock warrants	$25	$—	$—	$25

9. Loss Per Share

Basic loss per share is calculated using the weighted average number of common shares outstanding during the period. Because the Company is in a net loss position, diluted loss per share is calculated using the weighted average number of common shares outstanding and excludes the effects of 3,906,640 and 3,616,037 potential common shares as of March 31, 2009 and 2008, respectively, that are antidilutive. Potential common shares include common shares issuable upon conversion of all convertible senior notes, common stock issuable under the Company’s 2000 Employee Stock Purchase Plan, and incremental shares of common stock issuable upon the exercise of outstanding stock options and common stock warrants.

10. Related Party Transactions

Consulting Agreement

On March 26, 2009, the Company entered into a consulting agreement with its former Chief Executive Officer and current Director of the Company. For the three months ended March 31, 2009, the Company incurred no expenses under the consultant arrangement. At March 31, 2009, the Company owed the consultant $366,000 for severance. On February 1, 2010, the Company re-hired the consultant as its Chief Executive Officer of the Company.

Vermillion, Inc.

(Debtor-in-Possession)

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

11. Subsequent Events

Related Party Transactions

Debtor’s Incentive Plan

In connection with the Bankruptcy Filing, on April 21, 2009, the Company filed the Debtor’s Motion for Entry of an Order Approving the Debtor’s Incentive Plan (the “Incentive Plan”) and Authorizing Payments thereunder pursuant to §§ 363(b) and 503(b) of the Bankruptcy Code (the “Incentive Plan Motion”) which sought to provide proper incentives to the directors (Gail Page, John Hamilton and James Burns, collectively, the “Directors”) to help achieve a successful sale or restructuring of the Company. At a hearing on June 22, 2009, the Court entered an Order approving the Incentive Plan Motion (the “Incentive Plan Order”). The Incentive Plan is only triggered upon the occurrence of a qualified transaction defined as the closing of any sale pursuant to section 363 of the Bankruptcy Code or the effectiveness of a Reorganization Plan confirmed pursuant to section 1129 of the Bankruptcy Code. The Incentive Plan payment was based upon a percentage of (A) the gross proceeds of Asset Sales, both prior to and after the FDA approval of the ovarian tumor triage test, and (B) the value of consideration - cash, debt and equity - distributed pursuant to a confirmed Reorganization Plan. In the end, the Incentive Plan Order provided that the Directors would receive: (i) zero, on Qualified Transaction Proceeds of 3,000,000 or less, (ii) 6% on Qualified Transaction Proceeds of $3,000,001 to $10,000,000, and (iii) 8% on Qualified Transaction Proceeds of greater than $10,000,000. While the Incentive Plan Order provided the Company with the authority to make distributions under the Incentive Plan, the Company agreed as part of the Plan of Reorganization to seek final judicial approval of the amounts to be paid pursuant to the Incentive Plan. On April 13, 2010, counsel for the Company, the Official Committee of the Equity Security Holders, and the Directors submitted a proposed settlement to the Bankruptcy Court. On April 14, 2010, after a hearing, an order was issued by the Bankruptcy Court approving the Management Incentive Plan. Under the Management Incentive Plan, the Company was directed to distribute an aggregate of $5,000,000 in cash and 302,541 shares of restricted stock in Incentive Plan Payments to the Directors. All such restricted stock is to be distributed, with 1/24th of it to vest each month beginning June 22, 2009. The total Incentive Plan Payments are to be allocated to Gail Page, James Burns and John Hamilton on a 60%-20%-20% basis, respectively, or as otherwise may be agreed to in writing by the Directors. The contingency was accounted for upon the occurrence of the qualified transaction on January 7, 2010 when the Bankruptcy Courts issued a confirmation order approving the Company’s Reorganization Plan. Accordingly, the Company recorded a charge of $7,485,000 for the three months ended March 31, 2010 and will record additional charges totaling $4,141,000 through June 2011 as the underlying restricted stock vests.

Secured Line of Credit with Quest Diagnostics Incorporated (“Quest”)

On July 22, 2005, in connection with the Strategic Alliance Agreement, Quest provided the Company with a $10,000,000 secured line of credit, which is collateralized by certain of Vermillion’s intellectual property and may only be used for payment of certain costs and expenses directly related to the Strategic Alliance. Under the terms of this secured line of credit, the interest rate is at the prime rate plus 0.5% (prime rate was 3.25% at March 31, 2009) and is payable monthly. Upon default on any principal or interest payment, the interest rate is increased to prime plus 2.0%. This secured line of credit also contains provisions for Quest to forgive portions of the amounts borrowed that corresponds to Vermillion’s achievement of certain milestones related to development, regulatory approval and commercialization of certain diagnostic tests. The amounts to be forgiven and the corresponding milestones that Vermillion must achieve are (i) $1,000,000 for each application that allows a licensed laboratory test to be commercialized with a maximum of three applications for $3,000,000; (ii) $3,000,000 for the earlier of FDA clearance of the first diagnostic test kit or commercialization of the first diagnostic test kit; and (iii) $2,000,000 upon each FDA clearance of up to two subsequent diagnostic test kits but no later than the first commercialization of each such diagnostic test kit, with a maximum forgiveness of $4,000,000 for two diagnostic test kits. As amended on October 7, 2009, in the event Vermillion fails to achieve these certain milestones, the principal amount outstanding related to each milestone not achieved and any unpaid interest of this secured line of credit will become due and payable on October 7, 2012.

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

Vermillion, Inc.

(Debtor-in-Possession)

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

Debtor-In-Possession Credit and Security Agreement with Quest

On October 16, 2009, the Bankruptcy Court gave final approval for Vermillion to enter into a Debtor-In-Possession Credit and Security Agreement (the “DIP Loan Agreement”) with Quest and to assume under the Bankruptcy Code the Amended Strategic Alliance Agreement. In connection with the assumption of the Amended Strategic Alliance Agreement, Vermillion also assumed certain other agreements with Quest related to the Amended Strategic Alliance Agreement, including the pre-petition warrants for the purchase of Vermillion’s common stock. Under the DIP Loan Agreement, Quest has agreed to provide a debtor-in-possession loan to Vermillion of up to $1,500,000 (the “DIP Financing”). The DIP Financing is secured by a first lien on substantially all of Vermillion’s assets and bears interest at the prime rate plus 0.5% per annum. The DIP Financing matures at the effective date of a plan of reorganization or February 28, 2010, if earlier. Under the Loan Agreement, Vermillion is bound by customary affirmative and negative covenants, including covenants with respect to the use of the funds provided by Quest, and customary events of default - including non-payment, breach of covenants and material breach of the Amended Strategic Alliance Agreement - that may result in acceleration of outstanding amounts, if any, under the DIP Loan Agreement. The Company received $400,000 under this agreement on October 27, 2009. On January 22, 2010, the Company repaid the $400,000 and interest of $4,000. Professional service fees relating to the DIP Loan Agreement were expensed as incurred and classified as reorganization items in the accompanying consolidated statement of operations.

Plan of Reorganization

On January 7, 2010, the Bankruptcy Court issued a confirmation order approving the Company’s Plan of Reorganization. The Plan of Reorganization contemplates the reorganization of the Company and the discharge of all outstanding claims against and interests in the Company. Pursuant to the Plan of Reorganization, as confirmed, each holder of an allowed priority claim will receive cash in an amount equal to such allowed claim. The secured claim arising from the Quest Credit Agreement and the Patent Security Agreement (the “secured line of credit”) was reinstated and unimpaired. Holders of the outstanding 4.50% Notes received the payment of $2,195,000 of principle, $140,000 of unpaid interest and 9,044 shares of common stock in exchange of their claims. $5,000,000 in principal of the outstanding 7.00% Notes were reinstated. Holders of unpaid interest on previously converted 7.00% Notes received $362,000 in cash and 7,239 shares related to the unpaid interest of the 7.00% Notes. All holders of allowed general unsecured claims elected to receive cash and were paid in full.

Subsequently on January 22, 2010, the confirmation order issued by the Bankruptcy Court for approving Vermillion’s Plan of Reorganization became final and all conditions precedent to January 22, 2010 were satisfied or waived. Accordingly, the Company emerged from bankruptcy under Chapter 11. Although the Company has emerged out of bankruptcy, the bankruptcy case will remain open until the resolution of the following matters, which includes approval by the Bankruptcy Courts:

•	Molecular Analytical Systems, Inc. Litigation (see Note 5)

•	Bio-Rad Laboratories, Inc. Matters (see Note 5)

•	$1,000,000 milestone under the Strategic Alliance Agreement with Quest, and

•	Various pre-petition liability objections

January 2010 PIPE Financing

On January 7, 2010, in connection with the Plan of Reorganization, Vermillion completed a private placement sale of 2,327,869 shares of its common stock at a price of $18.4932 per share to a group of new and existing investors for $43,050,000 in gross proceeds.

Vermillion, Inc.

(Debtor-in-Possession)

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

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

FORWARD LOOKING STATEMENTS

Vermillion, Inc. (“Vermillion”) and its wholly owned subsidiaries (collectively the “Company”) has made statements in this Quarterly Report on Form 10-Q that are deemed forward-looking statements for purposes of the safe harbor provisions under the Private Securities Litigation Reform Act of 1995. The Company claims the protection of such safe harbor, and disclaims any intent or obligation to update any forward-looking statement. You can identify these statements by forward-looking words such as “may”, “will”, “expect”, “intend”, “anticipate”, “believe”, “estimate”, “plan”, “could”, “should” and “continue” or similar words. These forward-looking statements may also use different phrases. The Company has based these forward-looking statements on management’s (“we”, “us” or “our”) current expectations and projections about future events. Examples of forward-looking statements include the following statements:

•	projections of the Company’s future revenue, results of operations and financial condition;

•	anticipated efficacy of Vermillion’s products and Vermillion’s product development activities and product innovations;

•	competition and consolidation in the markets in which the Company competes;

•	existing and future collaborations and partnerships;

•	the utility of biomarker discoveries;

•	our belief that biomarker discoveries may have diagnostic and/or therapeutic utility;

•	our plans to develop and commercialize diagnostic tests through Vermillion’s strategic alliance with Quest Diagnostics Incorporated (“Quest”);

•	our ability to comply with applicable government regulations;

•	our ability to expand and protect Vermillion’s intellectual property portfolio;

•	anticipated future losses;

•	expected levels of expenditures;

•	expected market adoption of our diagnostic tests, including that of the OVA1™ ovarian tumor triage test (the “OVA1 Test”);

•	our ability to obtain reimbursement for our diagnostic tests, including OVA1 Test;

•	forgiveness of the outstanding principal amounts of the secured line of credit by Quest;

•	our ability to relist our common stock on the NASDAQ Global Market or other national securities exchange; and

•	market risk of the Company’s investments.

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

Overview

Vermillion was originally incorporated in California on December 9, 1993, under the name Abiotic Systems. In March 1995, Abiotic Systems changed its corporate name to Ciphergen Biosystems, Inc., and subsequently on June 21, 2000, it reincorporated in Delaware. Under the name Ciphergen Biosystems, Inc., Vermillion had its initial public offering on September 28, 2000. On November 13, 2006, the Company sold the assets and liabilities of its protein research products and collaborative services business (the “Instrument Business Sale”) to Bio-Rad Laboratories, Inc. (“Bio-Rad”), which allowed Vermillion to focus on the development of its diagnostics tests. On August 21, 2007, Ciphergen Biosystems, Inc. changed its corporate name to Vermillion, Inc. Effective at the close of business on March 3, 2008, Vermillion had a 1 for 10 reverse stock split of Vermillion’s common stock. Accordingly, all share and per share amounts were adjusted to reflect the impact of the 1 for 10 reverse stock split in this Annual Report on Form 10-Q.

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

On July 22, 2005, Vermillion and Quest entered into a strategic alliance agreement (the “Strategic Alliance Agreement”) to develop and commercialize up to three diagnostic tests from Vermillion’s product pipeline (the “Strategic Alliance”). The Strategic Alliance Agreement was set to expire on the earlier of (i) the three-year anniversary of the agreement, which was July 22, 2008, and (ii) the date on which Quest commercializes the three diagnostic tests. On July 21, 2008, Vermillion and Quest amended the Strategic Alliance Agreement to extend the term of the agreement to end on the earlier of (i) September 1, 2008 and (ii) the date on which Quest commercializes the three diagnostic tests. On October 24, 2008, Vermillion and Quest amended the Strategic Alliance Agreement to extend the term of the agreement to end on the earlier of (i) September 1, 2009 and (ii) the date on which Quest makes its third development election. Subsequently on October 7, 2009, Vermillion and Quest amended the Strategic Alliance Agreement (the Strategic Alliance Agreement and the July 21, 2008, October 24, 2008 and October 7, 2009, amendments are collectively referred to as the “Amended Strategic Alliance Agreement”) to extend the term of the agreement to end on the earlier of (i) October 7, 2012 and (ii) the date on which Quest makes its third development election. To date, Quest has selected only two diagnostic tests, which are the PAD blood test (“VASCLIR™”) and the OVA1 Test, to commercialize. On September 11, 2009, the Company achieved the FDA clearance of the OVA1 Test milestone provision in the secured line of credit agreement providing for a reduction in the principal amount of the loan of $3,000,000 but was only able to apply the milestone once it was no longer in default under the terms of the secured line of credit while under Chapter 11 bankruptcy protection. The Company cured the default upon payment of accrued interest totaling approximately $472,000 relating to the $10,000,000 secured line of credit principal as of January 22, 2010. On January 23, 2010, the principal was reduced to $7,000,000. The Company is in discussions with Quest regarding the achievement of an additional $1,000,000 forgiveness milestone as a result of the FDA approval of the OVA1 Test under the terms of the Strategic Alliance Agreement. On March 9, 2010, the Company commercialized the OVA1 Test under the terms of the Amended Strategic Alliance Agreement.

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

The Company expects to incur losses for at least the next year. Due to the Instrument Business Sale and recent commercial launch of the OVA1 Test, the Company will have limited revenues until additional diagnostic tests are developed or the Company continues to successfully commercialize the OVA1 Test. To become profitable, the Company may need to complete development of additional key diagnostic tests, obtain FDA approval and successfully commercialize those products in addition to the OVA1 Test. The Company has a limited history of operations in developing diagnostic tests, and we anticipate that the Company’s quarterly results of operations will fluctuate for the foreseeable future due to several factors, including market acceptance of current and new products, the timing and results of the Company’s research and development efforts, the introduction of new products by the Company’s competitors and possible patent or license issues. The Company’s limited operating history as a diagnostics business makes accurate prediction of future results of operations difficult.

Critical Accounting Policies and Significant Estimates

The Company has made no significant changes in its critical accounting policies and significant estimates from those disclosed in its Annual Report on Form 10-K for the fiscal year ended December 31, 2008, except as discussed below:

Fair Value of Warrants

Prior to January 1, 2009, common stock warrants were recorded in stockholders equity in accordance with Accounting Standards Codification (“ASC”) 815, “Derivatives and Hedging” and ASC 825, “Financial instruments.” However in June 2008, the Financial Accounting Standards Board (the “FASB”) issued new guidance now codified in ASC 815 that clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify for classification as a liability. The new guidance was effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of the new guidance on January 1, 2009, resulted in the reclassification of certain of Vermillion’s outstanding common stock warrants from stockholders’ deficit to liabilities and a cumulative effect of change in accounting principle on the Company’s accumulated deficit. In addition, the common stock warrants are required to be fair valued at each reporting period, with the changes in fair value recognized in the Company’s consolidated statement of operations. The Company calculates the fair value of the common stock warrants using a Black Scholes valuation model. Since the outstanding common stock warrants are fair valued at the end of each reporting period, any change in the underlying assumptions to the Black Scholes valuation model, including the volatility and price of Vermillion’s common stock, may have a significant impact on the Company’s consolidated financial statements.

Recent Accounting Pronouncements

In June 2009, ASC 105 Generally Accepted Accounting Principles (“ASC 105”) was issued. ASC 105 became the single official source of authoritative, nongovernmental generally accepted accounting principles (“GAAP”) in the United States. The historical GAAP hierarchy was eliminated and the ASC became the only level of authoritative GAAP, other than guidance issued by the Securities and Exchange Commission. The Company’s accounting policies were not affected by the conversion to ASC. However, references to specific accounting standards in the footnotes to the Company’s consolidated financial statements have been changed to refer to the appropriate section of ASC.

In April 2009, FASB issued ASC 825 Financial Instruments (“ASC 825”) and ASC 270 Interim Reporting or (“ASC 270”). ASC 825 and ASC 270 requires the Company to disclose on a quarterly basis, providing quantitative and qualitative information about fair value estimates for all financial instruments not measured in the consolidated balance sheets at fair value. ASC 825 and ASC 270 are effective for interim periods ending after June 15, 2009. The Company has adopted the provisions of ASC 825 and ASC 270 effective the first quarter of fiscal 2009 (see Note 4 and Note 5 of the notes to the consolidated financial statements). The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements

In April 2009, FASB issued ASC 320 Investments—Debt and Equity Securities (“ASC 320”). ASC 320 modifies the other-than-temporary impairment guidance for debt securities through increased consistency in the timing of impairment recognition and enhanced disclosures related to the credit and noncredit components of impaired debt securities that are not expected to be sold. In addition, increased disclosures are required for both debt and equity securities regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. ASC 320 is effective for interim and annual reporting periods that end after June 15, 2009 and early adoption is permitted. The Company has adopted the provisions of ASC 320 on January 1,2009. The Company has considered the guidance provided by ASC 320 in the Company’s determination of impairment, and have determined that the impact was not material (see Note 5 of the notes to the consolidated financial statements).

In October 2009, the FASB issued Accounting Standards Update 2009-13, Revenue Recognition (Topic 605): “Multiple Deliverable Revenue Arrangements—A Consensus of the FASB Emerging Issues Task Force”. This update provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. The Company will be required to apply this guidance prospectively for revenue arrangements entered into or materially modified after January 1, 2011; however, earlier application is permitted. The Company has not determined the impact that this update may have on the Company’s consolidated financial statements.

In January 2010, the FASB issued updated guidance related to fair value measurements and disclosures, which requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers. In addition, in the reconciliation for fair value measurements using significant unobservable inputs, or Level 3, a reporting entity should disclose separately information about purchases, sales, issuances and settlements (that is, on a gross basis rather than one net number). The updated guidance also requires that and entity should provide fair value measurement disclosures for each class of assets and liabilities and disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring fair value measurements for Level 2 and Level 3 fair value measurements. The updated guidance is effective for interim or annual financial reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Company does not expect adoption of the updated guidance to have a material impact on its consolidated results of operations or financial condition.

Results of Operations

Three Months Ended March 31, 2009, Compared to Three Months Ended March 31, 2008

The selected summary financial and operating data of Vermillion for the three months ended March 31, 2009 and 2008, were as follows (dollars in thousands):

	Three Months Ended March 31,		Increase (Decrease)
	2009	2008	Amount	%
Revenue:
Products	$—	$5	$(5)	—
Services	—	48	(48)	—

Total revenue	—	53	(53)	—

Cost of revenue:
Products	—	2	(2)	—
Services	—	20	(20)	—

Total cost of revenue	—	22	(22)	—

Gross profit	—	31	(31)	—

Operating expenses:
Research and development	538	1,875	(1,337)	(71.31)
Sales and marketing	412	893	(481)	(53.86)
General and administrative	1,178	1,827	(649)	(35.52)

Total operating expenses	2,128	4,595	(2,467)	(53.69)

Loss from operations	(2,128)	(4,564)	(2,436)	(53.37)

Interest income	9	185	(176)	(95.14)
Interest expense	(482)	(541)	(59)	(10.91)
Change in fair value of warrants	(4)	—	4	—
Reorganization items	(201)	—	201	—
Other income (expense), net	2	24	(22)	(91.67)

Loss before income taxes	(2,804)	(4,896)	(2,092)	(42.73)
Income tax benefit (expense)	(11)	50	61	(122.00)

Net loss	$(2,815)	$(4,846)	$(2,031)	(41.91)

Products Revenue. There was no products revenue for the three months ended March 31, 2009, compared to $5,000 for the same period in 2008. Products revenue of $5,000 was generated from the sales of thrombotic thrombocytopenic purpura (“TTP”) test component material to The Ohio State University Research Foundation (“OSU”) for the three months ended March 31, 2008.

Services Revenue. There was no services revenue for the three months ended March 31, 2009, compared to $48,000 for the same period in 2008. Services revenue was received from support services provided to a customer in accordance with a consortium agreement, which expired on March 31, 2008.

Cost of Products Revenue. There was no cost of products revenue for the three months ended March 31, 2009, compared to $2,000 for the same period in 2008. Cost of products revenue related to sales of TTP test component material to OSU.

Cost of Services Revenue. There was no cost of services revenue for the three months ended March 31, 2009, compared to $20,000 for the same period in 2008. Cost of services revenue was associated with support services provided to a customer in accordance with a consortium agreement, which expired on March 31, 2008

Research and Development Expenses. Research and development expenses decreased by $1,337,000, or 71.3%, for the three months ended March 31, 2009 compared to the same period in 2008. Research and development headcount decreased to two at March 31, 2009, from seven at March 31, 2008. Payroll related expenses, therefore, decreased by $345,000 from $499,000 to $154,000. Collaborations, lab materials and depreciation expenses also decreased by $368,000, 155,000 and $117,000, respectively, for the three months ended March 31, 2009 compared to the same period in 2008 due to reduced payments related to clinical trials. Additionally, the Company relocated to a smaller office in the second quarter of 2008, therefore rent related facilities expenses decreased by $202,000. Stock-based compensation expense included in research and development expenses was $25,000 and $34,000 for the three months ended March 31, 2009 and 2008, respectively.

Sales and Marketing Expenses. Sales and marketing expenses decreased by $481,000, or 53.9%, for the three months ended March 31, 2009 compared to the same period in 2008. Employee headcount decreased to zero at March 31, 2009, from six at March 31, 2008. Payroll related expenses, therefore, decreased by $183,000, consulting and other outside services decreased by $79,000, and travel related expenses decreased by $48,000. Additionally, facilities related expenses decreased by $136,000 because the Company relocated to a smaller office in the second quarter of 2008. Stock-based compensation expense included in sales and marketing expenses was $10,000 and $33,000 for the three months ended March 31, 2009 and 2008, respectively.

General and Administrative Expenses. General and administrative expenses decreased by $649,000, or 35.5%, for the three months ended March 31, 2009 compared to the same period in 2008. Employee headcount decreased to one at March 31, 2009, from six at March 31, 2008. Payroll related expenses increased by $295,000 due to severance accruals. This increase was offset by a decrease in travel and depreciation expenses of $40,000 and $90,000, respectively. Because the Company suspended certain projects as of March 31, 2009, audit and related accounting services decreased by $339,000; legal fees decreased by $217,000; and consulting and other outside services decreased by $229,000. Additionally, facilities related expenses had decreased by $30,000 since the Company relocated to a smaller office in the second quarter of 2008. Stock-based compensation expense included in general and administrative expenses was $98,000 for each of the three months ended March 31, 2009 and 2008.

Interest Income. Interest income decreased by $176,000, or 95.1%, for the three months ended March 31, 2009, compared to the same period in 2008. The decrease was due to interest earned on a lower balance in the Company’s money market account.

Interest Expense. Interest expense decreased by $59,000, or 10.9%, for the three months ended March 31, 2009, compared to the same period in 2008. Interest expense in both periods consisted largely of interest related to Vermillion’s convertible senior notes and borrowings from Quest. Interest expense included the amortization of the beneficial conversion feature associated with the 4.50% Notes and underwriter fees associated with the 7.00% Notes, which amounted to $54,000 and $57,000 for the three months ended March 31, 2009 and 2008, respectively. The beneficial conversion feature was fully amortized as of August 2008. In addition, interest related to the Company’s related party long-term debt was calculated at a lower rate for the three months ended March 31, 2009 compared to the same period in 2008.

Change in fair value of warrants. The change in fair value of warrants was $4,000 for the three months ended March 31, 2009 as a result of warrant revaluations. Effective January 1, 2009, the adoption of the new accounting guidance resulted in the reclassification of certain outstanding common stock warrants from stockholders’ deficit to liabilities, which further required remeasurement at the end of each reporting period.

Reorganization items, net. Reorganization items, net for the three months ended March 31, 2009 amounted to $201,000 and included professional fees and other costs directly associated with the Company’s Chapter 11 bankruptcy activities.

Other Income (Expense), Net. Net other income was $2,000 for the three months ended March 31, 2009 compared to net other income of $24,000 for the same period in 2008. Net other income for the three months ended March 31, 2009, included a vendor refund and activity related to the liquidation of foreign subsidiaries, offset by a net realized foreign currency loss and offering costs amortization related to the convertible senior notes. Net other income for three months ended March 31, 2008, included the net realized foreign currency exchange gain of $166,000 due to the increase in foreign currency exchange rates, and was offset by the offering costs amortization related to the convertible senior notes of $18,000 and the other-than-temporary charge on investments available-for-sale of $115,000.

Income Tax Benefit (Expense). Income tax benefit (expense) increased $61,000 for the three months ended March 31, 2009, compared to the same period in 2008. All of this increase is due to provisions taken on the international subsidiaries’ books. The main increase is on the German subsidiary. In the first quarter of 2008, the benefit is negative due to a refund of Euro 21,000 from the German taxing authorities.

Liquidity and Capital Resources

The Company has experienced significant cumulative operating losses since inception and, as of March 31, 2009, had an accumulated deficit of $260,242,000. On March 30, 2009, the Company filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). On October 16, 2009, the Bankruptcy Court approved for the Company to enter into a Debtor-In-Possession Credit and Security Agreement (“DIP financing”) with Quest for proceeds up to $1,500,000, which is secured by a first lien on substantially all of the Company’s assets and bears interest at the prime rate plus 0.5% per annum. The Company utilized $400,000 of the DIP financing to fund general corporate matters. From September 2009 through December 31, 2009, the Company issued 886,372 shares of its common stock for total net proceeds of $3,521,000 from the exercise of its common stock warrants. On January 7, 2010, the United States Bankruptcy Court for the District of Delaware issued a confirmation order approving the Company’s Second Amended Plan of Reorganization under Chapter 11 of the United States Bankruptcy Code (the “Plan of Reorganization”). On January 7, 2010, in connection with the Plan of Reorganization, the Company completed a private placement sale of 2,327,869 shares of its common stock to a group of new and existing investors for $43,050,000 in gross proceeds. Subsequently on January 22, 2010, the confirmation order issued by the Bankruptcy Court for approving the Company’s Plan of Reorganization became final and all conditions precedent to January 22, 2010 were satisfied or waived. Accordingly, the Company emerged from bankruptcy under Chapter 11.

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

The Company believes that its existing cash and cash equivalents will be sufficient to meet the Company’s cash requirements for at least the next twelve months.

The successful achievement of our business objectives may require additional financing and therefore, we may need to raise additional capital or incur indebtedness to continue to fund the Company’s future operations. The Company may seek to raise capital through a variety of sources, including:

•	the public equity market;

•	private equity financing;

•	collaborative arrangements;

•	licensing arrangements; and/or

•	public or private debt.

Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Additional funding may not be available when needed or on terms acceptable to us. If we are unable to obtain additional capital, the Company may be required to delay, reduce the scope of or eliminate the Company’s sales and marketing and research and development activities or not be able to pay Vermillion’s convertible senior notes. The Company’s future liquidity and capital requirements will depend upon many factors, including, among others:

•	Resources devoted to establish sales, marketing and distribution capabilities;

•	The liquidity of auction rate securities held in Vermillion’s investment portfolio;

•	The rate of product adoption by doctors and patients;

•	Our determination to acquire or invest in other products, technologies and businesses;

•	The market price of Vermillion’s common stock as it affects the exercise of stock options and the conversion terms of Vermillion’s convertible debt; and

•	The insurance payer community’s acceptance of and reimbursement for the OVA1 Test.

Cash and cash equivalents decreased by $1,716,000 at March 31, 2009 compared to December 31, 2008. The decrease in cash and cash equivalent is mainly the result of general operating expenses and payout of accrued benefits for terminated employees during the three months ended March 31, 2009. At March 31, 2009, the working deficit was $6,171,000, and at December 31, 2008, working deficit was $3,727,000. The increase in working deficit for the three months ended March 31, 2009, was principally due to funds used to finance operating losses of $2,815,000.

Net cash used in operating activities was $1,708,000 for the three months ended March 31, 2009, primarily as a result of the net loss of $2,815,000, reduced by noncash expenses that included depreciation and amortization of $95,000, stock-based compensation of $133,000 and amortization of convertible senior notes discount of $122,000. Net cash used in operating activities was also increased by $728,000 of cash used in changes in operating assets and liabilities. Net cash used in operating activities was $5,531,000 for the three months ended March 31, 2008, primarily as a result of the $4,846,000 net loss reduced by $666,000 of noncash expenses that included depreciation and amortization of $311,000, other than temporary charge on investments of $115,000, stock-based compensation of $165,000 and amortization of convertible senior notes discount of $57,000. Net cash used in operating activities was also increased by $1,351,000 of cash used in changes in operating assets and liabilities.

Net cash was neither used in nor provided by investing activities for the three months ended March 31, 2009 due to the Company’s efforts to conserve cash and inability to enter into any financing activities. Net cash provided by investing activities was $6,322,000 for the three months ended March 31, 2008, which primarily resulted from the net sales of investments available-for-sale of $6,325,000.

Net cash was neither used in nor provided by financing activities for the three months ended March 31, 2009 and 2008, due to the Company’s efforts to conserve cash and inability to enter into any financing activities.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Per Item 305(e) of Regulation S-K, information is not required.

Item 4T.	Controls and Procedures

Disclosure Controls and Procedures. Vermillion, Inc. (“Vermillion”; Vermillion and its wholly owned subsidiaries are collectively referred to as the “Company”), formerly known as Ciphergen Biosystems, Inc., has carried out an evaluation, under the supervision and with the participation of the Company’s management, including Vermillion’s Chief Executive Officer and Interim Chief Accounting Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2008 and March 31, 2009. As defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, Vermillion’s Chief Executive Officer and Interim Chief Accounting Officer concluded that the Company’s disclosure controls and procedures as of December 31, 2008 and March 31, 2009 were not effective because of a material weakness in internal control over financial reporting described below.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 and March 31, 2009. In making its assessment of internal control, management used the criteria described in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

As a result of the material weakness described above, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2008 and March 31, 2009, based on the criteria identified above. This Quarterly Report on Form 10-Q does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 and March 31, 2009, were not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the United States Securities and Exchange Commission (“SEC”) that permit the Company to provide only management’s report in this Quarterly Report on Form 10-Q.

Remediation Activities

The Company continues to evaluate its resource requirements to ensure the timely and effective review and management of its accounting and reporting process. On February 1 and May 17, 2010, the Company hired an Interim Vice President, Finance & Chief Accounting Officer and Vice President & Chief Financial Officer, respectively (collectively as “Financial Officers”), to help remedy the staffing deficiency. The Financial Officers are in the process of evaluating the staffing requirements and will to the extent necessary, hire additional finance and accounting staff to allow for the preparation of financial statements to be in accordance with US GAAP, the timely filing of periodic financial reports with the SEC and effective internal control over financial reporting.

Changes in Internal Control Over Financial Reporting. The Company has made no change in its internal control over financial reporting that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting during the three months ended March 31, 2009.

PART II - OTHER INFORMATION

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

You should carefully consider the following risk factors and uncertainties together with all of the other information contained in this Quarterly Report on Form 10-Q, Vermillion, Inc. (“Vermillion”) and subsidiaries’ (collectively referred to as the “Company”) Annual Report on Form 10-K for the year ended December 31, 2008, including the audited consolidated financial statements and accompanying notes, and the Company’s other filings from time to time with the Securities and Exchange Commission. The risks and uncertainties management (“we”, “us” or “our”) describes below are the only ones the Company faces. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also adversely affect the Company’s business.

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

From the Company’s inception through December 31, 2009, the Company has generated cumulative revenue from the sale of products and services to customers of $229,424,000 and has incurred net losses of $279,475,000. The Company has experienced significant operating losses each year since its inception and we expect these losses to continue for at least the next year, resulting in an expected net loss for the years ending December 31, 2011 and 2010. For example, the Company experienced net losses of $22,048,000, $18,330,000 and $21,282,000 for the years ended December 31, 2009, 2008 and 2007, respectively. The Company’s losses have resulted principally from costs incurred in research and development, sales and marketing, litigation, and general and administrative costs associated with the Company’s operations. These costs have exceeded the Company’s gross profit, which was generated principally from product sales and service income derived from the protein research products and collaborative services business (the “Instrument Business”), before the assets and liabilities were sold (the “Instrument Business Sale”) to Bio-Rad Laboratories, Inc. (“Bio-Rad”) on November 13, 2006. We expect to incur additional operating losses that may be substantial. The Company’s inability to become and remain profitable may depress the market price of Vermillion’s common stock and impair the Company’s ability to raise capital and continue our operations. Even if the Company does achieve profitability, the Company may not be able to sustain or increase profitability on a quarterly or annual basis.

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

As of December 31, 2009, Vermillion had $7,365,000 of outstanding principal under its convertible senior notes, including $5,000,000 in aggregate principal of its 7.00% convertible senior notes due September 1, 2011 (the “7.00% Notes”), and $2,365,000 in aggregate principal of its 4.50% convertible senior notes due September 1, 2008 (the “4.50% Notes”), and $10,000,000 outstanding under Vermillion’s secured line of credit with Quest Diagnostics Incorporated (“Quest”). As a result of negotiations between the holders of the 4.50% Notes and Vermillion, the $2,500,000 outstanding principal balance related to the 4.50% Notes, which matured on September 1, 2008, was not redeemed by Vermillion. Interest of $56,000 related to the 4.50% Notes was paid on the maturity date, September 1, 2008. Pursuant to the 4.50% Notes indenture agreement, late payment may result in interest to be calculated on the outstanding principal balance and overdue interest. On December 11, 2008, the trustee of the Indenture and the holders of the $2,500,000 outstanding principal balance related to the 4.50% Notes agreed to extend the maturity date of the 4.50% Notes to September 1, 2009, and to waive any past default by Vermillion of its obligation to make payment on the principal of and interest on the 4.50% Notes.

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

At December 31, 2009, Vermillion’s investments consisted of $526,000 invested in auction rate securities, which were classified as available-for-sale long-term investments due to failed auctions related to these investments through December 31, 2009. The underlying assets of these auction rate securities include private placements of credit linked notes. These auction rate securities are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals generally every 28 days. Upon an auction failure, the interest rates do not reset at a market rate but instead reset based on a formula contained in the security, which rate is generally higher than the current market rate. The failure of the auctions means Vermillion may be unable to liquidate its auction rate securities into cash at par value until a future auction of these investments is successful or the auction rate security is refinanced by the issuer into another type of instrument. If Vermillion is required to redeem its investments at less than par value or to liquidate its investments at a deep discount in the future, Vermillion may incur a significant loss on the Company’s business, consolidated results of operations, financial condition and cash flows. If Vermillion is unable to liquidate its investments in auction rate securities or there is additional other-than-temporary impairment in the market value of its investments in auction rate securities, this will have an adverse effect on the Company’s business, consolidated results of operations, financial condition and cash flows, and may increase the volatility of Vermillion’s common stock price.

We may not succeed in developing additional diagnostic products, and, even if we do succeed in developing additional diagnostic products, the diagnostic products may never achieve significant commercial market acceptance.

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

These factors present obstacles to significant commercial acceptance of Vermillion’s potential diagnostic products, which the Company will have to spend substantial time and the Company’s financial resources to overcome and there is no guarantee that we will be successful in doing so. Our inability to do so successfully would prevent the Company from generating revenue from future diagnostic products and from developing a profitable business.

The diagnostics space is competitive and we may not be able to compete successfully, which would adversely impact our ability to generate revenue.

Our principal competition currently comes from the current clinical practices (e.g. those of obstetricians and gynecologists and gynecologic oncologists in the case of the OVA1™ ovarian tumor triage test (the “OVA1 Test”)). We believe that OVA1 Test provides a significant improvement over current clinical practices, but if we are not able to convince clinicians of this, our ability to commercialize OVA1 Test would be adversely affected. The field of ovarian cancer diagnostics generally and the management of ovarian adnexal masses specifically are competitive. Companies such as Fujirebio, Correlogic, LabCorp, ArrayIt, HealthLynx, Becton Dickinson among others have publicly disclosed that they have been or are currently working on ovarian cancer diagnostic assays. Additionally, academic institutions periodically report new findings in ovarian cancer diagnostics. If we are unable to license these findings and if these findings are licensed to other parties, we may be at a competitive disadvantage.

We have priced OVA1 Test at a point that recognizes the value-added by its increased sensitivity for ovarian malignancy. If others develop a test that is viewed to be similar to OVA1 Test in efficacy but is priced at a lower point, we may have to lower the price of OVA1 Test, which would impact our margins and potential for profitability.

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

The current regulatory environment with regard to ASRs and IVD multivariate index assays (“IVDMIAs”) in particular, such as Vermillion’s ovarian cancer diagnostic test, is very unclear. To the extent the FDA requires that Vermillion’s diagnostic tests receive FDA 510(k) clearance or FDA pre-market approval, our ability to develop and commercialize Vermillion’s diagnostic tests may be prevented or significantly delayed, which would adversely affect the Company’s consolidated revenues, results of operations and financial condition. Any delay by or failure of the FDA to approve any diagnostic test that Vermillion submits to the FDA may adversely affect the Company’s consolidated revenues, results of operations and financial condition.

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

As of December 31, 2009, Vermillion has drawn $10,000,000 from the secured lined of credit in connection with the Strategic Alliance. Vermillion borrowed in monthly increments of $417,000 over a two-year period, and has paid all interest that was due. Funds from this secured line of credit may only be used for certain costs and expenses directly related to the Strategic Alliance, with forgiveness of the repayment obligations based upon Vermillion’s achievement of milestones related to the development, regulatory approval and commercialization of certain diagnostic tests. On October 7, 2009, Vermillion and Quest amended the Strategic Alliance Agreement to extend the term of the agreement to end on the earlier of (i) October 7, 2012 and (ii) the date on which Quest makes its third development election. On September 11, 2009, Vermillion announced its milestone achievement of clearing the OVA1 Test with the FDA and, effective after the emergence from Chapter 11 bankruptcy, reduced its principal obligations under the Amended Strategic Alliance Agreement to $7,000,000. Should Vermillion fail to achieve the remaining milestones, Vermillion would be responsible for the repayment of the outstanding principal amount and any unpaid interest on the secured line of credit on or before October 7, 2012, which would materially adversely affect the Company’s consolidated results of operations and financial condition.

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

Vermillion was a party to a manufacture and supply agreement with Bio-Rad, dated November 13, 2006, whereby Vermillion agreed to purchase from Bio-Rad the ProteinChip Systems and ProteinChip Arrays necessary to support Vermillion’s diagnostics efforts. Under the terms of the agreement, Vermillion was required to purchase a specified number of ProteinChip Systems and ProteinChip Arrays in each of the three years following the date of the agreement. Pursuant to a letter from the Company to Bio-Rad dated May 2, 2008, the Company exercised its right to terminate the agreement for convenience upon 180 days’ written notice. Consequently, termination of the agreement became effective on October 29, 2008. As part of the Chapter 11 bankruptcy process, Bio-Rad made a claim for approximately $1,000,000. Vermillion has accrued the contingency in accordance with ASC 450 Contingencies, within a general and administrative expense. If Vermillion is unable to renegotiate this claim, it would have an adverse effect on the Company’s consolidated cash flows.

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

As of December 31, 2009, Vermillion had 7,918,705 shares of its common stock outstanding and 7,923,132 shares of its common stock reserved for future issuance to employees, directors and consultants pursuant to the Company’s employee stock plans, which excludes 678,301 shares of Vermillion’s common stock that were subject to outstanding options. In addition, as of December 31, 2009, warrants to purchase 505,647 shares of Vermillion’s common stock were outstanding at exercise prices ranging from $9.25 to $25.00 per share, with a weighted average exercise price of $16.18 per share. Also as of December 31, 2009, there were 250,000 shares of Vermillion’s common stock reserved for issuance upon conversion of the 7.00% Notes. On December 11, 2008, the trustee of the Indenture and the holders of the $2,500,000 outstanding principal balance related to the 4.50% Notes and Vermillion agreed to extend the maturity date of the 4.50% Notes to September 1, 2009, and to extend the option of the holders to convert the 4.50% Notes into Vermillion’s common stock on or before August 31, 2009, with an adjusted conversion rate of 20 shares per $1,000 principal amount of the 4.50% Notes, which is equal to a conversion price of $50.00 per share. The adjusted conversion rate increased the shares of Vermillion’s common stock reserved for issuance upon conversion of the 4.50% notes from 27,208 shares to 50,000 shares.

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

From October 5, 2009, through April 12, 2010, Vermillion issued 990 shares of its common stock for $12,000 from the cash exercise of its common stock warrants dated August 3, 2006, with an exercise price of $12.60 per share (the “August 3 Warrants”), and 3,496 shares of its common stock from the cashless exercise of 8,625 underlying common stock shares of its August 3 Warrants. From October 5, 2009, through April 12, 2010, Vermillion issued 990 shares of its common stock for $12,000 from the cash exercise of its common stock warrants dated November 15, 2006, with an exercise price of $12.60 per share (the “November 15 Warrants”), and 3,486 shares of its common stock from the cashless exercise of 8,625 underlying common stock shares of its November 15 Warrants. From September 29, 2009, through March 4, 2010, Vermillion issued 392,120 shares of its common stock for $3,627,000 from the cash exercise of its common stock warrants dated August 29, 2007, with an exercise price of $9.25 per share (the “2007 Warrants”), and 521,213 shares of its common stock from the cashless exercise of 1,435,678 underlying common stock shares of its 2007 Warrants. The offer and issuance of securities is subject to the resale limitations of Rule 144 under the Securities Act.

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

As partial consideration for services as placement agent in connection with the August 29, 2007, private placement sale, Vermillion issued a warrant to purchase up to 92,100 shares of Vermillion’s common stock with an exercise price of $9.25 per share and expiration date of August 29, 2012, to Oppenheimer & Co. Inc. (“Oppenheimer”). Vermillion’s Board of Directors determined the value of such common stock warrants to be equal to the price paid for the common stock warrants by the investors in the offering, or $1.25 per warrant share, for an aggregate value of $115,000. The sale, offer and issuance of the securities was exempt from registration under Section 4(2) and/or Rule 506 of Regulation D of the Securities Act, as a transaction not involving a public offering, because among other things, Oppenheimer was an accredited investor at the time of the transaction and appropriate legends were affixed to the instruments representing such securities issued in such transaction.

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

On August 3, 2006 and November 15, 2006, Vermillion issued warrants to purchase an aggregate of 20,000 shares of its common stock with an exercise price of $12.60 per share to Oppenheimer in partial consideration for its services as the placement agent for the offering of the 7.00% Notes. Fees paid on behalf of the debt holders included the fair value of the two common stock warrants and were recorded as a discount on the 7.00% Notes. The two common stock warrants were valued at $140,000 based on the fair value as determined by the Black-Scholes method of valuation using a risk free interest rate of 4.75%, 5 year contractual life, and 88.00% volatility rate. The sale, offer and issuance of the securities was exempt from registration under Section 4(2) and/or Rule 506 of Regulation D of the Securities Act, as a transaction not involving a public offering, because among other things, Oppenheimer was an accredited investor at the time of the transaction and appropriate legends were affixed to the instruments representing such securities issued in such transaction.

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

As a result of negotiations between the 4.50% convertible senior notes due September 1, 2008 (the “4.50% Notes”), and Vermillion, the outstanding principal balance of $2,500,000 related to the 4.50% Notes, which matured on September 1, 2008, was not redeemed by Vermillion. Interest of $56,000 related to the 4.50% Notes was paid on the maturity date, September 1, 2008. Pursuant to the 4.50% Notes indenture agreement, late payment may result in payment of interest on the outstanding principal balance and overdue interest. Subsequently on December 11, 2008, the holders of the $2,500,000 outstanding principal balance related to the 4.50% Notes have agreed to extend the maturity date of the 4.50% Notes to September 1, 2009, and to waive any past default by Vermillion of its obligation to make payment on the principal of and interest on the 4.50% Notes. Vermillion has agreed to extend each holder’s rights to require Vermillion to repurchase the 4.50% Notes at 105.00% of such holder’s outstanding principal amount upon a change in control, as defined in the indenture governing the 4.50% Notes, and to convert the 4.50% Notes into common stock accordingly. In addition, the holders of the 4.50% Notes have agreed to permit the full redemption of the outstanding principal related to the 4.50% Notes at a redemption price of 100.00% on or before August 31, 2009, and Vermillion has agreed to adjust the conversion rate for the 4.50% Notes to 20 shares per $1,000 principal amount of the 4.50% Notes, which is equal to a conversion price of $50.00 per share.

During the Company’s Bankruptcy Proceeding, the Company refrained from making interest and principal payments on the 4.50% Notes, the 7.00% Notes, and the secured line of credit with Quest. The Company was in default on the terms of these securities. Such defaults were cured upon the Company’s emergence from bankruptcy.

Item 4.	Removed and Reserved

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are furnished with this report as indicated below:

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.0	Certification of the Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vermillion, Inc.

Date: May 20, 2010	/s/ GAIL S. PAGE
Gail S. Page Executive Chairperson, President and Chief Executive Officer (Principal Executive Officer)

Date: May 20, 2010	/s/ JOHN H. TRAN
John H. Tran Vice President of Finance and Chief Accounting Officer (Principal Financial Officer)