Form 10-Q
period 2009-09-30
VERMILLION, INC.
filed 2010-05-20
CIK 926617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2009.

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

Vermillion, Inc.

(Debtor-in-Possession)

Consolidated Balance Sheets

(Amounts in Thousands, Except Share and Par Value Amounts)

(Unaudited)

	September 30, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$1,460	$2,464
Accounts receivable	—	31
Prepaid expenses and other current assets	335	326

Total current assets	1,795	2,821
Property, plant and equipment, net	341	611
Long-term investments, at fair value	464	341
Other assets	—	85

Total assets	$2,600	$3,858

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$985	$1,676
Accrued liabilities	1,457	2,372
Current portion of convertible senior notes, net of discount	—	2,500

Total current liabilities	2,442	6,548
Long-term debt owed to related party	10,000	10,000
Convertible senior notes, net of discount	—	16,378
Warrant liability	7,410	—
Liabilities subject to compromise	23,668	—

Total liabilities	43,520	32,926
Commitments and contingencies (see Note 6)
Stockholders’ deficit:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding at September 30, 2009 and December 31, 2008, respectively	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized at September 30, 2009 and December 31, 2008; 6,853,230 and 6,383,916 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	7	6
Additional paid-in capital	232,229	228,560
Accumulated deficit	(273,050)	(257,472)
Accumulated other comprehensive loss	(106)	(162)

Total stockholders’ deficit	(40,920)	(29,068)

Total liabilities and stockholders’ deficit	$2,600	$3,858

See accompanying notes to the consolidated financial statements.

Vermillion, Inc.

(Debtor-in-Possession)

Consolidated Statements of Operations

(Amounts in Thousands, Except Share and Per Share Amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenue:
Products	$—	$5	$—	$10
Services	—	66	—	114

Total revenue	—	71	—	124

Cost of revenue:
Products	—	2	—	4
Services	—	—	—	20

Total cost of revenue	—	2	—	24

Gross profit	—	69	—	100

Operating expenses:
Research and development	382	1,135	1,515	4,262
Sales and marketing	7	388	420	1,784
General and administrative	303	1,581	1,928	5,062

Total operating expenses	692	3,104	3,863	11,108

Loss from operations	(692)	(3,035)	(3,863)	(11,008)

Interest income	6	79	21	360
Interest expense	(434)	(508)	(1,375)	(1,561)
Realized loss on investments	—	(1,124)	—	(1,748)
Change in fair value and gain from exercise of warrants	(9,494)	—	(9,473)	—
Reorganization items	(398)	—	(935)	—
Other income (expense), net	(3)	(142)	13	(128)

Loss before income taxes	(11,015)	(4,730)	(15,612)	(14,085)
Income tax benefit (expense)	—	(14)	(11)	34

Net loss	$(11,015)	$(4,744)	$(15,623)	$(14,051)

Loss per share - basic and diluted	$(1.72)	$(0.74)	$(2.45)	$(2.20)

Weighted average common shares used to compute basic and diluted net loss per common share	6,394,119	6,382,166	6,387,354	6,381,290

See accompanying notes to the consolidated financial statements.

Vermillion, Inc.

(Debtor-in-Possession)

Consolidated Statements of Changes in Stockholders’ Deficit and Comprehensive Loss

(Amounts in Thousands, Except Share Amounts)

(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit	Comprehensive Loss
	Shares	Amount
Balance at December 31, 2007	6,380,197	$6	$227,895	$(239,142)	$(221)	$(11,462)
Net loss	—	—	—	(14,051)	—	(14,051)	$(14,051)
Change in unrealized loss on available-for-sale securities	—	—	—	—	98	98	98
Foreign currency translation adjustment	—	—	—	—	43	43	43

Comprehensive loss							$(13,910)

Registration costs adjustment related to private placement offering	—	—	26	—	—	26
Payment for fractional shares related to 1 for 10 reverse stock split	(31)	—	—	—	—	—
Common stock shares issued in connection with employee stock purchase plan	2,000		2	—	—	2
Stock compensation charge	—	—	479	—	—	479

Balance at September 30, 2008	6,382,166	$6	$228,402	$(253,193)	$(80)	$(24,865)

Balance at December 31, 2008	6,383,916	$6	$228,560	$(257,472)	$(162)	$(29,068)
Net loss	—	—	—	(15,623)	—	(15,623)	$(15,623)
Change in unrealized loss on available-for-sale securities					123	123	123
Foreign currency translation adjustment	—	—	—	—	(1)	(1)	(1)

Comprehensive loss					—	—	$(15,501)

Cumulative effect of a change in accounting principle to reclassify certain warrants to warrant liability				(21)		(21)
Cumulative effect adjustment to reclassify a portion of previously recognized other-than-temporary impairment of auction rate securities				66	(66)	—	—
Warrant exercises	469,314	1	3,324			3,325
Stock compensation charge	—	—	345	—	—	345	—

Balance at September 30, 2009	6,853,230	$7	$232,229	$(273,050)	$(106)	$(40,920)

See accompanying notes to the consolidated financial statements.

Vermillion, Inc.

(Debtor-in-Possession)

Consolidated Statements of Cash Flows

(Amounts in Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(15,623)	$(14,051)
Adjustments to reconcile net loss to net cash used in operating activities:
Charge on impairment of investments	—	1,748
Change in warrant value and gain from warrant exercise	9,473	—
Loss (gain) on sale and disposal of property and equipment	(2)	343
Depreciation and amortization	270	796
Stock-based compensation expense	345	479
Amortization of debt discount	45	166
Amortization of debt issuance costs	9	49
Write-off of debt issuance costs and discounts related to debt subject to compromise	93	—
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	31	(12)
Decrease in prepaid expenses and other current assets	11	250
Decrease in other assets	—	555
Increase (decrease) in accounts payable and accrued liabilities	3,028	(3,335)
Decrease in deferred revenue	—	(27)
Decrease in other liabilities	—	(278)

Net cash used in operating activities	(2,320)	(13,317)

Cash flows from investing activities:
Proceeds from sales of investments	—	11,675
Purchases of investments	—	(4,100)
Purchase of certificate of deposit pledged as collateral on letter of credit	—	(100)
Proceeds from sale of property and equipment	2	94
Purchase of property, plant and equipment	—	(37)
Proceeds from maturity of certificate of deposit pledged as collateral on letter of credit	40	—

Net cash provided by investing activities	42	7,532

Cash flows from financing activities:
Proceeds from stock warrant exercises, net	1,275	—
Proceeds from purchase of common stock by employee stock purchase plan	—	2

Net cash provided by financing activities	1,275	2

Effect of exchange rate changes on cash and cash equivalents	(1)	43

Net decrease in cash and cash equivalents	(1,004)	(5,740)
Cash and cash equivalents, beginning of period	2,464	7,617

Cash and cash equivalents, end of period	1,460	1,877

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$67	$1,734
Income taxes	10	35

Noncash investing and financing activities:
Unrealized gain on investments	$(123)	$—
Cumulative effect of change in accounting principle - warrant liability	(21)	—
Cumulative effect of change in accounting principle - unrealized loss on investments	66	—
Issuance of common stock from warrant exercise	2,050	—
Registration costs adjustment related to private placement offering of common stock and warrants	—	26

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

Liquidity

The Company has incurred significant net losses and negative cash flows from operations since inception. At September 30, 2009, the Company had an accumulated deficit of $273,050,000. On November 13, 2006, the Company completed the sale of assets and liabilities of the Company’s protein research products and collaborative services business (the “Instrument Business Sale”) to Bio-Rad Laboratories, Inc. (“Bio-Rad”). On March 30, 2009, the Company filed a voluntary petition for relief (the “Bankruptcy Filing”) under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). On January 7, 2010, in connection with the Second Amended Plan of Reorganization under Chapter 11 of the United States Bankruptcy Code (“Plan of Reorganization”), Vermillion completed a private placement sale of 2,327,869 shares of its common stock to a group of new and existing investors for $43,050,000 in gross proceeds. Subsequently on January 22, 2010, the confirmation order issued by the Bankruptcy Court for approving the Company’s Plan of Reorganization became final and all conditions precedent to January 22, 2010 were satisfied or waived. Accordingly, the Company emerged from bankruptcy under Chapter 11 (see Note 2). On March 9, 2010, the Company commercially launched the OVA1 Test. Due to the Instrument Business Sale and recent commercial launch of the OVA1 Test, the Company will have limited revenues until additional diagnostic tests are developed or the Company continues to successfully commercialize the OVA1 Test.

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

Financial Statement Presentation

The accompanying consolidated financial statements have been prepared in accordance with Accounting Standards Codification (“ASC”) 852, “Reorganization” (ASC 852), and on a going-concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the Company’s bankruptcy filing, such realization of assets and liquidation of liabilities is subject to uncertainty. While operating as debtors in possession under the protection of Chapter 11 of the Section 365 of the United States Bankruptcy Code (the “Bankruptcy Code”), all or some of the debtors may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the consolidated financial statements, subject to Bankruptcy Court approval or as otherwise permitted in the ordinary course of business. Further, the Company’s plan of reorganization could materially change the amounts and classification of items reported in the Company’s historical consolidated financial statements.

Substantially all of the Company’s pre-petition debt is now in default due to the bankruptcy filing. As described below, the accompanying consolidated financial statements present the Company’s pre-petition 4.50% Convertible Senior Notes due 2009 (the “4.50% Notes”) and 7.00% Convertible Senior Notes due 2011 (the “7.00% Notes”) totaling of $19,000,000 as liabilities subject to compromise. See Note 12, “Subsequent Events,” in the accompanying notes to consolidated financial statements for additional information.

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

Liabilities subject to compromise in the consolidated balance sheet consisted of the following at September 30, 2009 (in thousands):

Accounts payable	$2,241
Accrued liabilities	1,683
Payroll and benefits related expenses	744
Convertible senior notes	19,000

Total liabilities subject to compromise	$23,668

Reorganization Items

Professional advisory fees and other costs directly associated with the Company’s reorganization are reported separately as reorganization items pursuant to ASC 852. Professional fees include legal fees undertaken as part of the reorganization process. The write-off of debt issuance costs and discounts related to debt generally represent one-time charges. Certain actions within the non-debtor companies have occurred as a result of the Company’s bankruptcy proceedings. The costs associated with these actions are also reported as reorganization items. The reorganization items in the consolidated statement of operations for the three and nine months ended September 30, 2009 consisted of the following items (in thousands):

	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Debtors reorganization items
Professional fees associated with bankruptcy proceedings	$238	$610
Write-off of debt issuance costs and discounts related to debt subject to compromise	—	93
DIP Financing fees	107	159

Debtors reorganization items	$345	$862
Non-Debtors reorganization items
Professional fees associated with bankruptcy proceedings	$53	$73

Total reorganization items	$398	$935

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

Vermillion, Inc.

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

4. Fair Value Measurement and Marketable Securities

The Company invests in money market funds and auction rate securities. The following is a summary of available-for-sale securities at September 30, 2009 and December 31, 2008 (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
September 30, 2009:
Money market funds	$2	$—	$—	$2
Long term investments in auction rate securities	407	57	—	464

	$409	$57	$—	$466

December 31, 2008:
Money market funds	$9	$—	$—	$9
Long term investments in auction rate securities	341	—	—	341

	$350	$—	$—	$350

The scheduled contractual maturity dates for available-for-sale long-term investments at September 30, 2009, are as follows (in thousands):

	Within 1 Year	After 1 Year Through 5 Years	After 5 Years Through 10 Years	After 10 Years	Total
Long-term investments:
Auction rate securities	$—	$—	$464	$—	$464

As of September 30, 2009, financial assets measured and recognized at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy as described above was as follows (in thousands):

		Fair Value Measurements at Reporting Date Using
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$2	$2	$—	$—
Long term investments in auction rate securities	464	—	—	464

Total	$466	$2	$—	$464

The Company’s Level 1 financial assets are money market funds.

Vermillion, Inc.

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

At September 30, 2009, long-term investments available-for-sale measured at fair value using Level 3 inputs consisted of $464,000 invested in auction rate securities. The continued failure of auctions and the lack of market activity and liquidity required that these securities be measured using Level 3 inputs. As of September 30, 2009 and December 31, 2008, the Company’s auction rate securities in credit linked notes were valued using a single factor Gaussian copula model and market bids received from Deutsche Bank. The valuation of the Company’s investment in auction rate securities is subject to uncertainties that are difficult to predict. Factors that may impact its valuation include changes to credit ratings of the securities as well as to the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral value, discount rates, liquidity and ongoing strength, and quality of credit markets. If the current market conditions deteriorate further, or the anticipated recovery in market values does not occur, the Company may be required to record additional impairment charges in future quarters. The Company will continue to monitor the value of its auction rate securities and consider the impact, if any, on the fair value of its investment in auction rate securities.

The Company’s financial assets measured at fair value on a recurring basis using significant Level 3 inputs as of September 30, 2009, consisted solely of auction rate securities. The reconciliation of financial assets measured at fair value using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2009, were as follows (in thousands):

	Long-Term Investments Available- for- Sale Auction Rate Securities (Level 3)
	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Balance at beginning of period	$403	$341
Total realized losses included in earnings	—	—
Change in unrealized gain(loss) included in other comprehensive loss	61	123

Balance at end of period	$464	$464

The Company measures certain common stock warrants at fair value on recurring basis (see Note 9). All other financial assets and liabilities are measured at fair value on a nonrecurring basis. These financial assets and liabilities are recognized at fair value when they are deemed to be other-than-temporarily impaired.

5. Secured Line of Credit with Quest Diagnostics Incorporated (“Quest”)

On July 22, 2005, in connection with the Strategic Alliance Agreement, Quest provided the Company with a $10,000,000 secured line of credit, which is collateralized by certain of Vermillion’s intellectual property and may only be used for payment of certain costs and expenses directly related to the Strategic Alliance. Under the terms of this secured line of credit, the interest rate is at the prime rate plus 0.5% (prime rate was 3.25% at September 30, 2009) and is payable monthly. Upon default on any principal or interest payment, the interest rate is increased to prime plus 2.0%. This secured line of credit also contains provisions for Quest to forgive portions of the amounts borrowed that corresponds to Vermillion’s achievement of certain milestones related to development, regulatory approval and commercialization of certain diagnostic tests. The amounts to be forgiven and the corresponding milestones that Vermillion must achieve are (i) $1,000,000 for each application that allows a licensed laboratory test to be commercialized with a maximum of three applications for $3,000,000; (ii) $3,000,000 for the earlier of FDA clearance of the first diagnostic test kit or commercialization of the first diagnostic test kit; and (iii) $2,000,000 upon each FDA clearance of up to two subsequent diagnostic test kits but no later than the first commercialization of each such diagnostic test kit, with a maximum forgiveness of $4,000,000 for two diagnostic test kits. As amended on October 7, 2009, in the event Vermillion fails to achieve these certain milestones, the principal amount outstanding related to each milestone not achieved and any unpaid interest of this secured line of credit will become due and payable on October 7, 2012.

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

(Unaudited)

6. Commitments and Contingent Liabilities

Noncancelable Collaboration Obligations and Other Commitments

Under the terms of a research collaboration agreement with The John Hopkins University School of Medicine (“JHU”), directed at the discovery and validation of biomarkers in human subjects, including but not limited to clinical application of biomarkers in the understanding, diagnosis and management of human diseases, Vermillion is required to pay noncancelable contributions of $600,000, $618,000 and $637,000 for the years ending December 31, 2008, 2009 and 2010, respectively. As of September 30, 2009 and December 31, 2008, Vermillion owed $712,000 and $300,000, respectively, related to the research collaboration agreement with JHU. Collaboration costs under the JHU collaboration, which are included in research and development expenses, were $154,000 and $462,000 for the three and nine months ended September 30, 2009, respectively. Collaboration costs under the JHU collaboration, were $150,000 and $450,000 for the three and nine months ended September 30, 2008, respectively.

On June 1, 2007, Vermillion entered into a non-exclusive license agreement with the National Cardiovascular Center (“NCVC”), an entity organized and existing under the laws of Japan. Under this agreement, Vermillion obtained a ten year worldwide non-exclusive license with the right to extend the term for the life of the licensed patent, which includes a United States Patent Application, a Japan Patent and a Patent Cooperation Treaty (“PCT”) Application, for technology used in Vermillion’s TTP diagnostic test kit that is under development. Under this agreement, Vermillion will pay NCVC a non-refundable license fee of $50,000. The payment terms are $20,000 upon execution of this agreement, $10,000 upon submission of an in vitro diagnostic test to the FDA for clearance, $10,000 upon the first commercial sale of such in vitro diagnostic test kit and $10,000 upon achievement of $500,000 in net sales of such in vitro diagnostic test kits. Additionally, Vermillion will pay royalties to NCVC for net sales to customers located in the United States, Japan, Europe and China. On July 18, 2007, Vermillion made a payment of $20,000 related to the execution of this agreement. There have been no subsequent payments made through September 30, 2009.

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

(Unaudited)

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

In connection with the Instrument Business Sale, the Company also entered into a manufacture and supply agreement with Bio-Rad on November 13, 2006, whereby the Company agreed to purchase ProteinChip Systems and ProteinChip Arrays (collectively, the “Research Tools Products”) from Bio-Rad. Under the terms of the manufacture and supply agreement, the Company agreed to provide Bio-Rad quarterly, non-binding, twelve-month rolling forecasts setting forth the Company’s anticipated needs for Research Tools Products over the forecast period. The Company was permitted to provide revised forecasts as necessary to reflect changes in demand for the products, and Bio-Rad was required to use commercially reasonable efforts to supply amounts in excess of the applicable forecast. Either party was permitted to terminate the agreement for convenience upon 180 days’ prior written notice, or upon default if the other party failed to cure such default within 30 days after notice thereof. In a letter from the Company to Bio-Rad dated May 2, 2008, Vermillion exercised its right to terminate the November 13, 2006, manufacture and supply agreement for convenience upon 180 days’ written notice. Consequently, termination of the agreement became effective on October 29, 2008. In October 2009, Bio-Rad filed a proof of claim in the Company’s bankruptcy case based on certain contract claims for approximately $1,000,000. The Company is attempting to resolve the contract claims and has accrued for this contingency within general and administrative expense in accordance with ASC 450 Contingencies at September 30, 2009 and December 31, 2008. Management cannot predict the ultimate outcome of this matter at this time.

Vermillion, Inc.

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

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

7. Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss as of September 30, 2009 and 2008 were as follows (in thousands):

	September 30,
	2009	2008
Net unrealized gain on long-term investments available-for-sale	$57	$—
Cumulative translation adjustment	(163)	(80)

Accumulated other comprehensive loss	$(106)	$(80)

Vermillion, Inc.

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

8. Stock-Based Compensation

Employee Stock-based Compensation Expense

No options were granted during the three and nine months ended September 30, 2009. Options for 259,000 shares were granted with an average exercise price of $2.30 during the three months ended September 30, 2008, and 395,250 shares were granted with a weighted average exercise price of $2.21 during the nine months ended September 30, 2008. The allocation of employee stock-based compensation expense by functional area for the three and nine months ended September 30, 2009 and 2008, was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Research and development	$4	$31	$32	$92
Sales and marketing	—	18	10	78
General and administrative	58	113	222	309

Total	$62	$162	$264	$479

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

	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Dividend yield	—%	—%
Volatility	85.06%	85.90%
Risk-free interest rate	3.07%	3.17%
Expected lives (years)	8.22	8.35
Weighted average fair value	$11.74	$5.76

The stock-based compensation expense will fluctuate as the fair market value of the common stock fluctuates. In connection with stock options relating to non-employees, the Company recorded non-employee stock-based compensation allocated by functional area for the three and nine months ended September 30, 2009, as follows (in thousands).

Three and Nine Months Ended September 30, 2009
Research and development	$58
Sales and marketing	5
General and administrative	18

Total	$81

9. Common Stock

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

Vermillion, Inc.

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

At September 30, 2009 and January 1, 2009, the Company had warrants outstanding to purchase 862,179 shares of common stock and 2,053,147 shares of common stock, respectively, accounted for in accordance with ASC 815. The fair value of these common stock warrants on the date of adoption of January 1, 2009 and on September 30, 2009 was determined using a Black Scholes valuation model with the following Level 3 inputs:

	September 30, 2009	January 1, 2009
Dividend yield	—%	—%
Volatility	87.28%	83.39%
Risk-free interest rate	1.41%	1.18%
Expected lives (years)	2.92	3.66
Fair value	$8.59	$0.01

On January 1, 2009, the Company recorded a cumulative effect of change in accounting principle adjustment of $21,000 to its accumulated deficit and a corresponding reclassification of the Company’s outstanding common stock warrants from stockholder’s deficit to warrant liability. For the three and nine months ended September 30, 2009, expenses relating to changes in fair value of the common stock warrants liabilities totaled $15,170,000 and $15,149,000. As a result of warrant exercise, the Company recognized a gain of $5,676,000 for the three and nine months ended September 30, 2009. The following table is a reconciliation of the warrant liability measured at fair value using Level 3 inputs for the three and nine months ended September 30, 2009 (in thousands):

	Warrant Liability (Level 3)
	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Balance at beginning of period	$—	$—

Cumulative effective of change in accounting principle for common stock warrants	—	21
Change in fair value of common stock warrants	15,170	15,149
Issuance of common stock from warrant exercise	(7,760)	(7,760)

Balance at end of period	$7,410	$7,410

The following table sets forth the Company’s financial liabilities, related to common stock warrants issued in the August 29, 2007, Private Placement Sale, subject to fair value measurements as of September 30, 2009:

		Fair Value Measurements at Reporting Date Using
	Total Fair	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Common stock warrants	$7,410	$—	$—	$7,410

Vermillion, Inc.

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

10. Loss Per Share

Basic loss per share is calculated using the weighted average number of common shares outstanding during the period. Because the Company is in a net loss position, diluted loss per share is calculated using the weighted average number of common shares outstanding and excludes the effects of 2,655,480 and 3,875,535 potential common shares as of September 30, 2009 and 2008, respectively, that are antidilutive. Potential common shares include common shares issuable upon conversion of all convertible senior notes, common stock issuable under the Company’s 2000 Employee Stock Purchase Plan, and incremental shares of common stock issuable upon the exercise of outstanding stock options and common stock warrants.

11. Related Party Transactions

Consulting Agreement

On March 26, 2009, the Company entered into a consulting agreement with its former Chief Executive Officer and current Director of the Company. For the three and nine months ended September 30, 2009, the Company incurred $40,000 and $95,000, respectively, in general and administrative expenses under the consultant arrangement. At September 30, 2009, the Company owed the consultant $388,000, which included amounts owed for severance of $366,000. On February 1, 2010, the Company re-hired the consultant as its Chief Executive Officer of the Company.

12. Subsequent Events

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

Vermillion, Inc.

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

Subsequently on January 22, 2010, the confirmation order issued by the Bankruptcy Court for approving Vermillion’s Plan of Reorganization became final and all conditions precedent to January 22, 2010 were satisfied or waived. Accordingly, the Company emerged from bankruptcy under Chapter 11. Although the Company has emerged out of bankruptcy, the bankruptcy case will remain open until the resolution of the following matters, which includes approval by the Bankruptcy Courts:

•	Molecular Analytical Systems, Inc. Litigation (see Note 6)

•	Bio-Rad Laboratories, Inc. Matters (see Note 6)

•	$1,000,000 milestone under the Strategic Alliance Agreement with Quest (see Note 5), and

•	Various pre-petition liability objections

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

Results of Operations

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

The selected summary financial and operating data of Vermillion for the three months ended September 30, 2009 and 2008, were as follows (dollars in thousands):

	Three Months Ended September 30,		Increase (Decrease)
	2009	2008	Amount	%
Revenue:
Products	$—	$5	$(5)	(100.00)
Services	—	66	(66)	(100.00)

Total revenue	—	71	(71)	(100.00)

Cost of revenue:
Products	—	2	(2)	(100.00)
Services	—	—	—	—

Total cost of revenue	—	2	(2)	(100.00)

Gross profit	—	69	(69)	(100.00)

Operating expenses:
Research and development	382	1,135	(753)	(66.34)
Sales and marketing	7	388	(381)	(98.20)
General and administrative	303	1,581	(1,278)	(80.83)

Total operating expenses	692	3,104	(2,412)	(77.71)

Loss from operations	(692)	(3,035)	2,343	(77.20)

Interest income	6	79	(73)	(92.41)
Interest expense	(434)	(508)	74	(14.57)
Realized loss on investments	—	(1,124)	1,124	(100.00)
Change in fair value and gain from exercise of warrants	(9,494)	—	(9,494)	—
Reorganization items	(398)	—	(398)	—
Other income (expense), net	(3)	(142)	139	(97.89)

Loss before income taxes	(11,015)	(4,730)	(6,285)	132.88
Income tax benefit (expense)	—	(14)	14	(100.00)

Net loss	$(11,015)	$(4,744)	$(6,271)	132.19

Products Revenue. There was no products revenue for the three months ended September 30, 2009 compared to $5,000 for the same period in 2008. Products revenue of $5,000 was generated from the sales of thrombotic thrombocytopenic purpura (“TTP”) test component material to The Ohio State University Research Foundation (“OSU”) for the three months ended September 30, 2008.

Services Revenue. There was no services revenue for the three months ended September 30, 2009 compared to $66,000 for the same period in 2008. Services revenue was received from a consortium supported by the European Union for advanced molecular diagnostics research performed.

Cost of Products Revenue. There was no cost of products revenue for the three months ended September 30, 2009 compared to $2,000 for the same period in 2008. Cost of products revenue related to sales of TTP test component material to OSU.

Cost of Services Revenue. There was no cost of services revenue for the three months ended September 30, 2009 and 2008.

Research and Development Expenses. Research and development expenses decreased by $754,000, or 66.4%, for the three months ended September 30, 2009 compared to the same period in 2008. Research and development headcount decreased to one at September 30, 2009, from four at September 30, 2008. Payroll and related expenses, therefore, decreased $116,000. Consulting and other outside services also decreased by $94,000 and collaboration costs decreased by $86,000. Additionally, travel and other operating expenses decreased by $28,000. Finally, the company relocated to a smaller office in the second quarter of 2008, therefore rent related facilities expenses decreased by $60,000, depreciation expenses decreased by $75,000 and loss from disposal of fixed assets decreased by $294,000. Stock-based compensation expense included in research and development expenses was $62,000 and $31,000 for the three months ended September 30, 2009 and 2008, respectively.

Sales and Marketing Expenses. Sales and marketing expenses decreased by $381,000, or 98.2%, for the three months ended September 30, 2009 compared to the same period in 2008. Employee headcount decreased to zero at September 30, 2009, from four at September 30, 2008. Payroll and related expenses, therefore, decreased by $199,000; consulting and other outside services decreased by $15,000, and travel related expenses decreased by $43,000. Additionally, facilities related expenses decreased by $83,000; materials decreased by $22,000; and other operating expenses decreased by $20,000 because the Company relocated to a smaller office in the second quarter of 2008. Stock-based compensation expense included in sales and marketing expenses was $4,000 and $18,000 for the three months ended September 30, 2009 and 2008, respectively.

General and Administrative Expenses. General and administrative expenses decreased by $1,278,000, or 80.8%, for the three months ended September 30, 2009 compared to the same period in 2008. The increase is primarily due to a decrease in payroll and related expenses of $334,000 since headcount was reduced to one at September 30, 2009, from six at September 30, 2008. Also, the Company suspended certain projects as of September 30, 2009, resulting in a decrease in consulting and other outside services of $104,000; a decrease in accounting and audit fees of $149,000; and a decrease in legal fees of $527,000. Travel and other operating expenses decreased by $47,000. Stock-based compensation expense included in general and administrative expenses was $76,000 and $113,000 for the three months ended September 30, 2009 and 2008, respectively.

Interest Income. Interest income decreased by $73,000, or 92.4%, for the three months ended September 30, 2009, compared to the same period in 2008. The decrease is due to interest earned on a lower balance in the Company’s money market account.

Interest Expense. Interest expense decreased by $74,000, or 14.6%, for the three months ended September 30, 2009, compared to the same period in 2008. Interest expense in both periods consisted largely of interest related to Vermillion’s convertible senior notes and related party long-term debt. There was no interest expense from the amortization of the conversion feature associated with the 4.50% Notes and underwriter fees associated with the 7.00% Notes for the three months ended September 30, 2009. Interest expense included the amortization of the beneficial conversion feature associated with the 4.50% convertible senior notes and underwriter fees associated with the 7.00% Notes, which amounted to $52,000 for the three months ended September 30, 2008. The beneficial conversion feature was fully amortized as of August 2008. In addition, interest related to the related party long-term debt was calculated at a lower rate for the three months ended September 30, 2009 compared to the same period in 2008.

Realized loss on investments. Loss on investment in auction rate securities was due to an other-than-temporary charge on investments available-for-sale of $1,748,000 for the three months ended September 30, 2008. There were no losses related to investments available-for-sale for the three months ended September 30, 2009.

Change in fair value and exercise of warrants. The change in fair value of warrants was $15,170,000 for the three months ended September 30, 2009 as a result of warrant revaluations. As a result of warrant exercises, the Company recognized a gain of $5,676,000 for the three months ended September 30, 2009. Effective January 1, 2009, the adoption of the new accounting guidance resulted in the reclassification of certain outstanding common stock warrants from stockholders’ deficit to liability, which further required remeasurement at the end of each reporting period.

Reorganization items. Reorganization items, net for the three months ended September 30, 2009 amounted to $398,000 and includes professional advisory fees and other costs directly associated with the Company’s Chapter 11 bankruptcy activities.

Other Income (Expense), Net. Net other expense was $3,000 for the three months ended September 30, 2009 compared to $142,000 for the same period in 2008. Net other expense for three months ended September 30, 2009 included franchise taxes, offset by a net realized foreign currency exchange gain. Net other expense for the three months ended September 30, 2008 included a net realized foreign currency exchange loss of $111,000 due to a decrease in foreign currency exchange rates from June 30, 2008, and offering costs amortization related to the convertible senior notes of $14,000.

Income Tax Benefit (Expense). There was no income tax benefit or expense for the three months ended September 30, 2009 compared to income tax expense of $14,000 for the same period in 2008. Income tax expense was due to foreign income taxes.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

The selected summary financial and operating data of Vermillion for the nine months ended September 30, 2009 and 2008 were as follows (dollars in thousands):

	Nine Months Ended September 30,		Increase (Decrease)
	2009	2008	Amount	%
Revenue:
Products	$—	$10	$(10)	(100.00)
Services	—	114	(114)	(100.00)

Total revenue	—	124	(124)	(100.00)

Cost of revenue:
Products	—	4	(4)	(100.00)
Services	—	20	(20)	(100.00)

Total cost of revenue	—	24	(24)	(100.00)

Gross profit	—	100	(100)	(100.00)

Operating expenses:
Research and development	1,515	4,262	(2,747)	(64.45)
Sales and marketing	420	1,784	(1,364)	(76.46)
General and administrative	1,928	5,062	(3,134)	(61.91)

Total operating expenses	3,863	11,108	(7,245)	(65.22)

Loss from operations	(3,863)	(11,008)	7,145	(64.91)

Interest income	21	360	(339)	(94.17)
Interest expense	(1,375)	(1,561)	(186)	(11.92)
Realized loss on investments	—	(1,748)	(1,748)	(100.00)
Change in fair value and gain from exercise of warrants	(9,473)	—	(9,473)	—
Reorganization items	(935)	—	(935)	—
Other income (expense), net	13	(128)	141	(110.16)

Loss before income taxes	(15,612)	(14,085)	(1,527)	10.84
Income tax benefit (expense)	(11)	34	(45)	(132.35)

Net loss	$(15,623)	$(14,051)	$(1,572)	11.19

Products Revenue. There was no products revenue for the nine months ended September 30, 2009, compared to $10,000 for the same period in 2008. Products revenue of $10,000 was generated from the sales of thrombotic thrombocytopenic purpura (“TTP”) test component material to OSU.

Services Revenue. There was no services revenue for the nine months ended September 30, 2009, compared to $114,000 for the same period in 2008. Services revenue consisted of $66,000 received from a consortium supported by the European Union for advanced molecular diagnostics research performed, and $48,000 from support services provided to a customer in accordance with a consortium agreement, which expired on March 31, 2008.

Cost of Products Revenue. There was no cost of products revenue for the nine months ended September 30, 2009, compared to $4,000 for the same period in 2008. Cost of products revenue related to sales of TTP test component material to OSU.

Cost of Services Revenue. There was no cost of services revenue for the nine months ended September 30, 2009, compared to $20,000 for the same period in 2008. Cost of services revenue was associated with support services provided to a customer in accordance with a consortium agreement, which expired on March 31, 2008.

Research and Development Expenses. Research and development expenses decreased by $2,748,000, or 64.5% for the nine months ended September 30, 2009 compared to the same period in 2008. Research and development headcount decreased to one at September 30, 2009, from four at September 30, 2008. Payroll and related expenses, therefore, decreased $714,000. Outside services decreased by $301,000 and collaboration costs decreased by $422,000, primarily due to reduced costs related to clinical trials. Travel expenses also decreased by $66,000. Depreciation, loss on disposal of fixed assets and lab materials expenses decreased by $296,000, 328,000 and $148,000, respectively. Additionally, the company relocated to a smaller office in the second quarter of 2008, therefore rent related facilities expenses decreased by $433,000 and other operating expenses decreased by $37,000. Stock-based compensation expense included in research and development expenses was $90,000 and $92,000 for the nine months ended September 30, 2009 and 2008, respectively.

Sales and Marketing Expenses. Sales and marketing expenses decreased by $1,364,000, or 76.5%, for the nine months ended September 30, 2009 compared to the same period in 2008. Employee headcount decreased to zero at September 30, 2009, from four at September 30, 2008. Payroll and related expenses, therefore, decreased by $607,000; consulting and other outside services decreased by $106,000; and travel and other operating expenses decreased by $201,000. Additionally, facilities related expenses decreased by $385,000 because the Company relocated to a smaller office in the second quarter of 2008. Stock-based compensation expense included in sales and marketing expenses was $15,000 and $78,000 for the nine months ended September 30, 2009 and 2008, respectively.

General and Administrative Expenses. General and administrative expenses decreased by $3,134,000, or 61.9%, for the nine months ended September 30, 2009 compared to the same period in 2008. Payroll and related expenses decreased by $318,000 due to a reduction in headcount. Also, consulting and other outside services decreased by $756,000; accounting and audit fees decreased by $567,000; and legal fees decreased by $1,044,000 as the Company suspended certain projects as of September 30, 2009. Facilities related expenses decreased by $182,000 because the Company relocated to a smaller office in the second quarter of 2008. Additionally, equipment expenses decreased by $237,000 and travel and other operating expenses decreased by $21,000. Stock-based compensation expense included in general and administrative expenses was $240,000 and $309,000 for the nine months ended September 30, 2009 and 2008, respectively.

Interest Income. Interest income decreased by $339,000, or 94.2%, for the nine months ended September 30, 2009, compared to the same period in 2008. The decrease is due to interest earned on a lower balance in the Company’s money market account.

Interest Expense. Interest expense decreased by $186,000, or 11.9%, for the nine months ended September 30, 2009, compared to the same period in 2008. Interest expense in both periods consisted largely of interest related to Vermillion’s convertible senior notes and related party long-term debt. Interest expense included the amortization of the beneficial conversion feature associated with the 4.50% Notes and underwriter fees associated with the 7.00% Notes, which amounted to $30,000 and $166,000 for the nine months ended September 30, 2009 and 2008, respectively. The beneficial conversion feature was fully amortized as of August 2008. In addition, interest related to the related party long-term debt were calculated at a lower rate for the nine months ended September 30, 2009 compared to the same period in 2008.

Realized loss on investments. Loss on investment in auction rate securities was due to an other-than-temporary charge on investments available-for-sale of $1,748,000 for the nine months ended September 30, 2008. There were no losses related to investments available-for-sale for the nine months ended September 30, 2009.

Change in fair value and exercise of warrants. The change in fair value of warrants was $15,149,000 for the nine months ended September 30, 2009 as a result of warrant revaluations. As a result of warrant exercises, the Company recognized a gain of $5,676,000 for the nine months ended September 30, 2009. Effective January 1, 2009, the adoption of the new accounting guidance resulted in the reclassification of certain outstanding common stock warrants from stockholders’ deficit to liability, which further required remeasurement at the end of each reporting period.

Reorganization items. Reorganization items, net for the nine months ended September 30, 2009 amounted to $935,000 and includes professional fees and other costs directly associated with the Company’s Chapter 11 bankruptcy activities.

Other Income (Expense), Net. Net other income was $13,000 for the nine months ended September 30, 2009 compared to net other expense of $128,000 for the same period in 2008. Net other income for the nine months ended September 30, 2009, included vendor refunds, offset by a net realized foreign exchange currency loss and offering costs amortization related to the convertible senior notes. Net other expense for nine months ended September 30, 2008, included the net realized foreign currency exchange loss of $24,000 due to the decrease in foreign currency exchange rates from December 31, 2007, and offering costs amortization related to the convertible senior notes of $49,000.

Income Tax Benefit (Expense). Income tax expense for the six months ended September 30, 2009 was $11,000 compared to an income tax benefit of $34,000 for the same period in 2008. The income tax benefit was due to foreign income tax refunds.

Liquidity and Capital Resources

The Company has experienced significant cumulative operating losses since inception and, as of September 30, 2009, had an accumulated deficit of $273,050,000. On March 30, 2009, the Company filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). On October 16, 2009, the Bankruptcy Court approved for the Company to enter into a Debtor-In-Possession Credit and Security Agreement (“DIP financing”) with Quest for proceeds up to $1,500,000, which is secured by a first lien on substantially all of the Company’s assets and bears interest at the prime rate plus 0.5% per annum. The Company utilized $400,000 of the DIP financing to fund general corporate matters. From September 2009 through December 31, 2009, the Company issued 886,372 shares of its common stock for total net proceeds of $3,521,000 from the exercise of its common stock warrants. On January 7, 2010, the United States Bankruptcy Court for the District of Delaware issued a confirmation order approving the Company’s Second Amended Plan of Reorganization under Chapter 11 of the United States Bankruptcy Code (the “Plan of Reorganization”). On January 7, 2010, in connection with the Plan of Reorganization, the Company completed a private placement sale of 2,327,869 shares of its common stock to a group of new and existing investors for $43,050,000 in gross proceeds. Subsequently on January 22, 2010, the confirmation order issued by the Bankruptcy Court for approving the Company’s Plan of Reorganization became final and all conditions precedent to January 22, 2010 were satisfied or waived. Accordingly, the Company emerged from bankruptcy under Chapter 11.

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

Cash and cash equivalents at September 30, 2009 and December 31, 2008, were $1,460,000 and $2,464,000, respectively. At September 30, 2009, the working deficit was $7,815,000, and at December 31, 2008, working deficit was $3,727,000. The increase in working deficit for the nine months ended September 30, 2009, was principally due to funds used to finance operating losses of $15,623,000.

Net cash used in operating activities was $2,320,000 for the nine months ended September 30, 2009, primarily as a result of the $15,623,000 net loss reduced by $10,233,000 of noncash expenses that included the change in fair value and gain from exercise of warrants of $9,473,000; depreciation and amortization of $270,000; stock-based compensation expense of $345,000; and amortization of convertible senior notes discount of $122,000. Net cash used in operating activities was also offset by $3,070,000 of cash provided by changes in operating assets and liabilities. Net cash used in operating activities was $13,343,000 for the nine months ended September 30, 2008, primarily as a result of the $14,051,000 net loss reduced by $3,581,000 of noncash expenses that included depreciation and amortization of $796,000; loss on sale and disposal of property and equipment of $343,000; other than temporary charge on investments of $1,748,000; stock-based compensation of $479,000; and amortization of convertible senior notes discount of $166,000. Net cash used in operating activities was also increased by $2,847,000 of cash used in changes in operating assets and liabilities.

Net cash provided by investing activities was $42,000 for the nine months ended September 30, 2009, which primarily resulted from proceeds from the maturity of a certificate of deposit pledged as collateral on a letter of credit and, to a lesser extent, the proceeds from the sale of equipment. Net cash provided by investing activities was $7,532,000 for the nine months ended September 30, 2008, which primarily resulted from the net sales of investments available-for-sale of $7,575,000.

Net cash provided by financing activities was $1,275,000 for the nine months ended September 30, 2009, which resulted from net proceeds in connection with stock warrant exercises. Net cash provided by financing activities was $2,000 for the nine months ended September 30, 2008, which resulted from the purchase of common stock under the employee stock purchase plan.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Per Item 305(e) of Regulation S-K, information is not required.

Item 4T.	Controls and Procedures

Disclosure Controls and Procedures. Vermillion, Inc. (“Vermillion”; Vermillion and its wholly owned subsidiaries are collectively referred to as the “Company”), formerly known as Ciphergen Biosystems, Inc., has carried out an evaluation, under the supervision and with the participation of the Company’s management, including Vermillion’s Chief Executive Officer and Interim Chief Accounting Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2008 and September 30, 2009, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, Vermillion’s Chief Executive Officer and Interim Chief Accounting Officer concluded that the Company’s disclosure controls and procedures as of December 31, 2008 and September 30, 2009 were not effective because of a material weakness in internal control over financial reporting described below.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 and September 30, 2009. In making its assessment of internal control, management used the criteria described in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

As a result of the material weakness described above, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2008 and September 30, 2009, based on the criteria identified above. This Quarterly Report on Form 10-Q does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 and September 30, 2009, were not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the United States Securities and Exchange Commission (“SEC”) that permit the Company to provide only management’s report in this Quarterly Report on Form 10-Q.

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

Changes in Internal Control Over Financial Reporting. The Company has made no change in its internal control over financial reporting that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting during the three months ended September 30, 2009.

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

As partial consideration for services as placement agent in connection with the August 29, 2007, private placement sale, Vermillion issued a warrant to purchase up to 92,100 shares of Vermillion’s common stock with an exercise price of $9.25 per share and expiration date of August 29, 2012, to Oppenheimer & Co. Inc. (“Oppenheimer”). Vermillion’s Board of Directors determined the value of such common stock warrants to be equal to the price paid for the commons stock warrants by the investors in the offering, or $1.25 per warrant share, for an aggregate value of $115,000. The sale, offer and issuance of the securities was exempt from registration under Section 4(2) and/or Rule 506 of Regulation D of the Securities Act, as a transaction not involving a public offering, because among other things, Oppenheimer was an accredited investor at the time of the transaction and appropriate legends were affixed to the instruments representing such securities issued in such transaction.

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