Form 10-K
period 2009-12-31
VERMILLION, INC.
filed 2010-05-20
CIK 926617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended December 31, 2009.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☐    No  ☒

The aggregate market value of voting common stock held by non-affiliates of the Registrant is $131,437 and is based upon the last sales price as quoted on the NASDAQ Capital Market as of June 30, 2009.

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

Company Overview

Vermillion, Inc. (“Vermillion”; Vermillion and its wholly owned subsidiaries are collectively referred to as the “Company”) was originally incorporated in California on December 9, 1993, under the name Abiotic Systems. In March 1995, Abiotic Systems changed its corporate name to Ciphergen Biosystems, Inc. and subsequently on June 21, 2000, it reincorporated in Delaware. Under the name of Ciphergen Biosystems, Inc., Vermillion had its initial public offering on September 28, 2000, and began trading on the NASDAQ National Market. On August 21, 2007, Ciphergen Biosystems, Inc. changed its corporate name to Vermillion, Inc., which reflects the transition of the Company from its historic roots as a proteomics research products business to a novel diagnostic development and commercialization business. Additionally, Vermillion had a 1 for 10 reverse stock split of Vermillion’s common stock effective at the close of business on March 3, 2008. Accordingly, all share and per share amounts were adjusted to reflect the impact of the 1 for 10 reverse stock split in this Annual Report on Form 10-K.

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

Research and Development

Vermillion’s research and development efforts center on the discovery and validation of biomarkers and combinations of biomarkers that can be developed into diagnostic assays. Vermillion does this predominantly through collaborations it has established with academic institutions such as JHU, Rigshotspitalet, and Stanford as well as through contract research organizations (“CRO’s”) such as PrecisionMed.

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

The following table is a summary of certain diagnostic issues and Vermillion’s solution:

Issue	Solution
Heterogeneity of disease	Emphasis on multi-biomarker panels
Poorly validated biomarkers	Expertise in study design incorporating internal and external validation Large multi-site studies
Protein post-translational modifications that reduce specificity of assays	Mass spectrometry based assays to quantitate disease- specific forms

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

The Company’s research and development expenses were $2,346,000 and $5,289,000 for the years ended December 31, 2009 and 2008, respectively.

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

As of March 31, 2009, in connection with the Company’s Bankruptcy Filing and in an effort to conserve cash, the Company reduced its staff to 3 full-time employees, including 2 employees in research and development and 1 employee in general and administrative. As of December 31, 2009, the Company had 2 full-time employees, including 1 employee in research and development and 1 employee in general and administrative. Additionally, the Company had engaged as independent contractors several former employees and executive management members.

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

The high and low sales prices of Vermillion’s common stock as quoted on the NASDAQ Capital Market, Pink Sheets and OTC Bulletin Board during the years ended December 31, 2009 and 2008 were as follows:

	2009		2008
	High	Low	High	Low
Three months ended March 31,	$0.90	$0.21	$8.20	$2.50
Three months ended June 30,	1.20	0.02	5.14	0.93
Three months ended September 30,	14.00	0.01	2.60	0.80
Three months ended December 31,	28.45	9.56	1.05	0.21

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

1993 Plan. The authority of Vermillion’s Board of Directors to grant new stock options and awards under the 1993 Plan terminated in 2001. Vermillion’s Board of Directors continues to administer the 1993 Plan with respect to the stock options that remain outstanding to Vermillion’s officers, employees, directors and a consultant. Currently, there are 1,720 shares of stock options that remain outstanding under the 1993 Plan.

2000 Plan. Vermillion’s Board of Directors or a committee of Vermillion’s Board of Directors may grant stock options and stock awards under the 2000 Plan. Their authorities to grant stock options and stock awards under the 2000 Plan will terminate in 2010. Vermillion’s officers, employees, directors and consultants are eligible to receive stock option grants and stock awards under the 2000 Plan. Vermillion’s non-employee directors are also eligible for certain automatic stock option grants under the 2000 plan. Vermillion’s Board of Directors administers the 2000 Plan and approves each stock option grant and stock award. Vermillion’s Board of Directors or a committee of Vermillion’s Board of Directors determines the per share purchase price of Vermillion’s common stock related to stock option grants and stock awards under the 2000 Plan. Additionally, Vermillion’s Board of Directors or a committee of Vermillion’s Board of Directors determines the vesting schedule, duration, and other terms and conditions of each stock option grant or stock award subject to the limitations of the 2000 Plan. At December 31, 2009, there are 676,581 shares of stock options that remain outstanding under the 2000 Plan.

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

The number of shares of Vermillion’s common stock to be issued upon exercise of outstanding stock options, the weighted-average exercise price of outstanding stock options and the number of shares available for future stock option grants and stock awards under equity compensation plans as of December 31, 2009, were as follows:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants		Weighted- Average Exercise Price of Outstanding Options, Warrants		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in
Plan Category	and Rights		and Rights		First Column)
Equity compensation plans approved by security holders	678,301	(1)	$14.22	(2)	7,923,132	(3)
Equity compensation plans not approved by security holders	—		—		—

Total	678,301		$14.22		7,923,132

(1)	Includes outstanding stock options for 1,720 shares of Vermillion’s common stock under the 1993 Plan and 676,581 shares of Vermillion’s common stock under the 2000 Plan.
(2)	Includes the weighted average stock price for outstanding stock options of $34.88 under the 1993 Plan and $14.17 for the 2000 Plan.
(3)

Includes 6,553,859 shares of Vermillion’s common stock for the 2000 Plan. On January 1 of each year during the term of the 2000 Plan, the total number of shares available for award purposes under the 2000 Plan will increase by the lowest of (i) 215,000 shares, (ii) 5% of the outstanding shares of common stock on the last day of the immediately preceding fiscal year, or (iii) an amount determined by Vermillion’s Board of Directors. Also includes 1,369,273 shares of Vermillion’s common stock for the 2000 ESPP. On January 1 of each year during the term of the 2000 ESPP, the total number of shares available for sale under the 2000 ESPP will increase by the lowest of (i) 43,000 shares, (ii) 1% of the outstanding shares of common stock on the last day of the immediately preceding fiscal year, or (iii) an amount determined by Vermillion’s Board of Directors. On February 8, 2010, the Board of Directors of Vermillion approved the 2010 Stock Incentive Plan. Under the 2010 Plan, the total amount of common stock available for future issuance is reduced to 1,322,983 shares. No future awards shall occur under the 1993 Plan, the 2000 Plan, or the 2000 ESPP.

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

Fair Value of Investments

We classify all of our marketable securities as available-for-sale. We carry these investments at fair value, based upon the levels of inputs described below. The amortized cost of securities in this category is adjusted for amortization of premiums and accretions of discounts to maturity. Such amortization is included in interest income. Realized gains and losses are recorded in our statement of operations.

The Company reviews the impairment of its investments on a quarterly basis in order to determine the classification of the impairment as “temporary” or “other-than-temporary”. Beginning January 1, 2009, if the fair value of a debt security is less than its amortized cost, the Company assesses whether the impairment is other-than-temporary. An impairment is considered other-than-temporary if: (i) the Company has the intent to sell the security; (ii) it is more likely than not that the Company will be required to sell the security before recovery of the entire amortized cost basis; or (iii) the Company does not expect to recover the entire amortized cost basis of the security. If an impairment is considered other than temporary based on condition (i) or (ii) described above, the entire difference between the amortized cost and the fair value of the debt security is recognized in earnings. If an impairment is considered other than temporary based on condition (iii) described above, the amount representing credit losses (defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis of the debt security) will be recognized in earnings and the amount relating to all other factors will be recognized in other comprehensive loss. Prior to January 1, 2009, declines in the fair value of debt securities deemed to be other-than-temporary were reflected in earnings as realized losses. Once an other-than-temporary impairment is recorded, a new cost basis in the investment is established.

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

Fair Value of Warrants

Prior to January 1, 2009, common stock warrants were recorded in stockholders equity in accordance with ASC 815, “Derivatives and Hedging” and ASC 825, “Financial instruments.” However in June 2008, the Financial Accounting Standards Board (“FASB”) issued new guidance now codified in ASC 815 that clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify for classification as a liability. The new guidance was effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of the new guidance on January 1, 2009, resulted in the reclassification of certain of our outstanding warrants from stockholders’ deficit to liability and a cumulative effect of change in accounting principle on our accumulated deficit. In addition, the stock warrants are required to be fair valued at each reporting period, with the changes in fair value recognized in our consolidated statement of operations. We fair value the warrants using a Black Scholes valuation model. Since the outstanding common stock warrants are fair valued at the end of each reporting period, any change in the underlying assumptions to the Black Scholes valuation model, including the volatility and price of our common stock, may have a significant impact on our consolidated financial statements.

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

Stock-Based Compensation

We account for stock options and stock purchase rights related to our 2000 Stock Plan (the “2000 Plan”) and 2000 Employee Stock Purchase Plan (the “2000 ESPP”) under the provisions of ASC 718 which requires the recognition of the fair value of stock-based compensation. The fair value of stock options and ESPP shares was estimated using a Black-Scholes option valuation model. This model requires the input of subjective assumptions in implementing ASC 718 including expected stock price volatility, expected life and estimated forfeitures of each award. The fair value of equity-based awards is amortized over the vesting period of the award, and we have elected to use the straight-line method of amortization. Due to the limited amount of historical data available to us, particularly with respect to stock-price volatility, employee exercise patterns and forfeitures, actual results could differ from our assumptions.

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

Recently Adopted Accounting Pronouncements

In June 2009, Accounting Standards Codification (“ASC”) ASC 105 Generally Accepted Accounting Principles (“ASC 105”) was issued. ASC 105 became the single official source of authoritative, nongovernmental generally accepted accounting principles (“GAAP”) in the United States. The historical GAAP hierarchy was eliminated and the ASC became the only level of authoritative GAAP, other than guidance issued by the Securities and Exchange Commission. Our accounting policies were not affected by the conversion to ASC. However, references to specific accounting standards in the footnotes to our consolidated financial statements have been changed to refer to the appropriate section of ASC.

In April 2009, FASB issued ASC 825 Financial Instruments (“ASC 825”) and ASC 270 Interim Reporting or (“ASC 270”). ASC 825 and ASC 270 requires us to disclose on a quarterly basis, providing quantitative and qualitative information about fair value estimates for all financial instruments not measured in the Consolidated Balance Sheets at fair value. ASC 825 and ASC 270 are effective for interim periods ending after June 15, 2009. We have adopted the provisions of ASC 825 and ASC 270 effective the first quarter of fiscal 2009 (see Note 5 and Note 8 to the consolidated financial statements). The adoption of this guidance did not have a material impact on our consolidated financial statements

In April 2009, FASB issued ASC 320 Investments—Debt and Equity Securities (“ASC 320”). ASC 320 modifies the other-than-temporary impairment guidance for debt securities through increased consistency in the timing of impairment recognition and enhanced disclosures related to the credit and noncredit components of impaired debt securities that are not expected to be sold. In addition, increased disclosures are required for both debt and equity securities regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. ASC 320 is effective for interim and annual reporting periods that end after June 15, 2009, and early adoption is permissable. We have adopted the provisions of ASC 320 on January 1, 2009. We have considered the guidance provided by ASC 320 in our determination of impairment, and have determined that the impact was not material (see Note 8 to the consolidated financial statements).

In October 2009, the FASB issued Accounting Standards Update 2009-13, Revenue Recognition (Topic 605): “Multiple Deliverable Revenue Arrangements—A Consensus of the FASB Emerging Issues Task Force.” This update provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. We will be required to apply this guidance prospectively for revenue arrangements entered into or materially modified after January 1, 2011; however, earlier application is permitted. We have not determined the impact that this update may have on our consolidated financial statements.

In January 2010, the FASB issued updated guidance related to fair value measurements and disclosures, which requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers. In addition, in the reconciliation for fair value measurements using significant unobservable inputs, or Level 3, a reporting entity should disclose separately information about purchases, sales, issuances and settlements (that is, on a gross basis rather than one net number). The updated guidance also requires that and entity should provide fair value measurement disclosures for each class of assets and liabilities and disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring fair value measurements for Level 2 and Level 3 fair value measurements. The updated guidance is effective for interim or annual financial reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. We do not expect adoption of the updated guidance to have a material impact on its consolidated results of operations or financial condition.

Results of Operations

Year Ended December 31, 2009, Compared to Year Ended December 31, 2008

The selected summary financial and operating data of Vermillion for the years ended December 31, 2009 and 2008 were as follows (dollars in thousands):

	Year Ended December 31,		Increase (Decrease)
	2009	2008	Amount	%
Revenue:
Products	$—	$10	$(10)	(100.00)
Services	—	114	(114)	(100.00)

Total revenue	—	124	(124)	(100.00)

Cost of revenue:
Products	—	4	(4)	(100.00)
Services	—	20	(20)	(100.00)

Total cost of revenue	—	24	(24)	(100.00)

Gross profit	—	100	(100)	(100.00)

Operating expenses:
Research and development	2,346	5,289	(2,943)	(55.64)
Sales and marketing	455	2,019	(1,564)	(77.46)
General and administrative	2,562	7,309	(4,747)	(64.95)

Total operating expenses	5,363	14,617	(9,254)	(63.31)

Loss from operations	(5,363)	(14,517)	(9,154)	63.06

Interest income	28	399	(371)	(92.98)
Interest expense	(1,691)	(2,035)	344	(16.90)
Loss on investment in auction rate securities	—	(2,176)	2,176	(100.00)
Change in fair value and exercise of warrants	(12,106)	—	(12,106)	—
Debt conversion costs	(819)	—	(819)	—
Reorganization items	(2,066)	—	(2,066)	—
Other income (expense), net	(20)	(41)	21	(51.22)

Loss before income taxes	(22,037)	(18,370)	(3,667)	19.96
Income tax benefit (expense)	(11)	40	(51)	(127.50)

Net loss	$(22,048)	(18,330)	$(3,718)	20.28

Products Revenue. There was no product revenue for the year ended December 31, 2009. Products revenue of $10,000 was generated from the sales of thrombotic thrombocytopenic purpura (“TTP”) test component material to The Ohio State University Research Foundation (“OSU”) for the year ended December 31, 2008.

Services Revenue. There was no service revenue for the year ended December 31, 2009. Services revenue for the year ended December 31, 2008, consisted of $66,000 received from a consortium supported by the European Union for advanced molecular diagnostics research performed, and $48,000 from support services provided to a customer in accordance with a consortium agreement, which expired on March 31, 2008.

Cost of Products Revenue. There was no cost of product revenue for the year ended December 31, 2009. Cost of products revenue related to sales of TTP test component material to OSU was $4,000 for the year ended December 31, 2008.

Cost of Services Revenue. There was no cost of service revenue for the year ended December 31, 2009. Cost of Cost of services revenue for the year ended December 31, 2008 were costs associated with support services provided to a customer in accordance with a consortium agreement, which expired on March 31, 2008.

Research and Development Expenses. Research and development expenses decreased by $2,943,000, or 55.6%, to $2,346,000 for the year ended December 31, 2009, from $5,289,000 for the same period in 2008. This decrease was primarily due to the reduction in employee headcount to one at December 31, 2009, from four at December 31, 2008, and, correspondingly, salaries, payroll taxes, employee benefits and stock-based compensation decreased by $685,000, and travel expenses decreased by $64,000. Additionally, collaboration costs decreased by $621,000 due to the completion of the whole blood specimen collection for the OVA1 Test 510(k) pre-market notification application by our clinical research organization; other professional services decreased by $260,000; materials and supplies used in the development of new products decreased by $230,0000 due to the completion of the OVA1 Test clinical trials; depreciation and loss on disposal of assets decreased by $592,000; and occupancy costs decreased by $448,000 primarily due to the reduction of rent expense related to the Company’s move into a smaller principal facility on July 1, 2008. Stock-based compensation expense included in research and development expenses was $219,000 and $120,000 for the years ended December 31, 2009 and 2008, respectively.

Sales and Marketing Expenses. Sales and marketing expenses decreased by $1,564,000, or 77.5%, to $455,000 for the year ended December 31, 2009, from $2,019,000 for the same period in 2008. This decrease was primarily due to lower occupancy costs as a result of the reduction of rent expense related to the Company’s move into a smaller principal facility on July 1, 2008, by $418,000; payroll and related expenses by $697,000; outside services by $138,000; and travel expenses by $160,000. Stock-based compensation expense included in sales and marketing expenses was $24,000 and $93,000 for the years ended December 31, 2009 and 2008, respectively.

General and Administrative Expenses. General and administrative expenses decreased by $4,747,000, or 65.0%, to $2,562,000 for the year ended December 31, 2009, from $7,309,000 for the same period in 2008. The decrease was primarily due to $408,000 in payroll and related expenses; $1,212,000 in legal services, $917,000 in other professional services; $793,000 in accounting and auditing fees; $114,000 in travelling expenses; $922,000 in contingency relating to a contract dispute; $243,000 in depreciation and related expenses, and $218,000 in occupancy costs. The decrease was offset by an accrual of $696,000 for related party severances, and an increase in other operating expenses of $117,000. Stock-based compensation expense included in general and administrative expenses was $328,000 and $423,000 for the years ended December 31, 2009 and 2008, respectively.

Interest Income. Interest income was $28,000 for the year ended December 31, 2009, compared to $399,000 for the same period in 2008. Interest income decreased primarily due to lower interest yields and the reduction of investments available-for-sale and money market funds.

Interest Expense. Interest expense was $1,691,000 for the year ended December 31, 2009, compared to $2,035,000 for the same period in 2008. Interest expense in both periods consisted largely of interest related to Vermillion’s convertible senior notes and borrowings from Quest. Interest expense included the amortization of the beneficial conversion feature associated with the 4.50% convertible senior notes and underwriter fees associated with the 7.00% convertible senior notes, which amounted to $150,000 and $211,000 for the years ended December 31, 2009 and 2008, respectively.

Loss on investment in auction rate securities. There were no losses related to investments available-for-sale for the year ended December 31, 2009. Loss on investment in auction rate securities was due to an other-than-temporary charge on investments available-for-sale of $2,176,000 for the year ended December 31, 2008.

Change in fair value and exercise of warrants. The change in fair value of warrants was $20,062,000 for the year ended December 31, 2009 as a result of warrant revaluations. Warrant exercise gain was $7,956,000 for the year ended December 31, 2009. Effective January 1, 2009, the adoption of the new accounting guidance resulted in the reclassification of certain outstanding warrants from stockholders’ deficit to liability, which further required remeasurement at the end of each reporting period.

Debt conversion costs. Debt conversion costs were $819,000 for the year ended December 31, 2009. During the year ended December 31, 2009, the Company entered into exchange agreements with the 4.5% and 7.0% Note holders that included a more favorable conversion rate compared to the original conversion rates under the terms of the 4.5% and 7.0% Notes.

Reorganization items. Reorganization items were $2,066,000 for the year ended December 31, 2009. Reorganization items are expenses directly attributed to our Chapter 11 reorganization process such as advisory and professional service fees of $1,770,000 and expenses relating to the debtor-in-possession financing of $203,000. See Note 2 to our consolidated financial statements in Item 8 for a summary of these costs.

Other Income (Expense), Net. Net other expense was $20,000 for the year ended December 31, 2009, compared to $41,000 for the same period in 2008.

Income Tax Benefit (Expense). Income tax expenses were $11,000 for the year ended December 31, 2009. Income taxes were a benefit of $40,000 for the year ended December 31, 2008. The income tax benefit was due to foreign income tax refunds.

The Company has incurred net losses since inception and consequently is not subject to corporate income taxes in the United States to the extent of its tax loss carryforwards. At December 31, 2009, the Company had net operating loss carryforwards of $101,000,000 for federal and $69,000,000 for state tax purposes. If not utilized, these carryforwards will begin to expire in 2026 for federal purposes and 2016 for state purposes. As of December 31, 2009, the Company had $5,400,000 of net operation carryforwards from Vermillion’s Japan operations. If not utilized, this carryforward will begin to expire in 2012. The utilization of net operating loss carryforwards to reduce future income taxes will depend on the Company’s ability to generate sufficient taxable income prior to the expiration of the net operating loss carryforwards. In addition, the maximum annual use of the net operating loss carryforwards may be limited in situations where changes occur in the Company’s stock ownership.

Liquidity and Capital Resources

The Company has experienced significant cumulative operating losses since inception and, as of December 31, 2009, had an accumulated deficit of $279,475,000. On March 30, 2009, the Company filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). On October 16, 2009, the Bankruptcy Court approved for the Company to enter into a Debtor-In-Possession Credit and Security Agreement (“DIP financing”) with Quest for proceeds up to $1,500,000, which is secured by a first lien on substantially all of the Company’s assets and bears interest at the prime rate plus 0.5% per annum. The Company utilized $400,000 of the DIP financing to fund general corporate matters. From September 2009 through December 31, 2009, the Company issued 886,372 shares of its common stock for total net proceeds of $3,651,000 from the exercise of its warrants. On January 7, 2010, the Bankruptcy Court issued a confirmation order approving the Company’s Second Amended Plan of Reorganization under Chapter 11 of the United States Bankruptcy Code (the “Plan of Reorganization”). On January 7, 2010, in connection with the Plan of Reorganization, the Company completed a private placement sale of 2,327,869 shares of its common stock to a group of new and existing investors for $43,050,000 in gross proceeds. Subsequently on January 22, 2010, the confirmation order issued by the Bankruptcy Court for approving the Company’s Plan of Reorganization became final and all conditions precedent to January 22, 2010 were satisfied or waived. Accordingly, the Company emerged from bankruptcy under Chapter 11 (see Note 2 to our consolidated financial statements in Item 8).

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

Cash and cash equivalents at December 31, 2009 and 2008 were $3,440,000 and $2,464,000, respectively. At December 31, 2009 and 2008, the working deficit was $7,373,000 and $3,727,000, respectively. The increase in working deficit for the year ended December 31, 2009, was principally due to funds used to finance operating losses of $22,048,000, .

Net cash used in operating activities was $3,114,000 for the year ended December 31, 2009, primarily as a result of the $22,048,000 net loss reduced by $14,091,000 of noncash expenses that included the net change in the fair value of warrants and warrant exercise gain of $12,106,000; debt conversion costs of $819,000; depreciation and amortization of $335,000; stock-based compensation of $571,000; and amortization of convertible senior notes discount of $150,000. Net cash used in operating activities was offset by $4,843,000 of cash provided by changes in operating assets and liabilities. Net cash used in operating activities was $15,440,000 for the year ended December 31, 2008, primarily as a result of the $18,330,000 net loss reduced by $4,343,000 of noncash expenses that included depreciation and amortization of $928,000, loss on sale and disposal of property and equipment of $334,000, other than temporary charge on investments and loss on sale of investments of $2,176,000, stock-based compensation of $636,000 and amortization of convertible senior notes discount of $211,000. Net cash used in operating activities was also increased by $1,453,000 of cash used in changes in operating assets and liabilities.

Net cash provided by investing activities was $42,000 for the year ended December 31, 2009, which primarily resulted from proceeds in connection with the maturity of a certificate of deposit pledged as collateral on a letter of credit. Net cash provided by investing activities was $10,323,000 for the year ended December 31, 2008, which primarily resulted from the net sales of investments available-for-sale of $10,358,000.

Net cash provided by financing activities was $4,051,000 for the year ended December 31, 2009, which resulted from net proceeds of $3,651,000 in connection with the exercise of stock warrants and debtor-in-possession financing of $400,000 received from a related party. Net cash provided by financing activities was $3,000 for the year ended December 31, 2008, which resulted from the purchase of common stock under the employee stock purchase plan.

Off Balance Sheet Arrangements

As of December 31, 2009, the Company had no off-balance sheet arrangements that are reasonably likely to have a current or future material effect on its consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Per Item 305(e) of Regulation S-K, information is not required.

Item 8.	Financial Statements and Supplementary Data

Vermillion, Inc.

(Debtor-in-Possession)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Vermillion, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1), present fairly, in all material respects, the financial position of Vermillion, Inc. and its subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for the yeas then ended, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company voluntarily filed for Chapter 11 bankruptcy protection on March 30, 2009 and subsequently emerged from bankruptcy on January 22, 2010.

/s/ PricewaterhouseCoopers LLP

San Jose, California

May 20, 2010

Vermillion, Inc.

(Debtor-in-Possession)

Consolidated Balance Sheets

(Amounts in Thousands, Except Share and Par Value Amounts)

	December 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$3,440	$2,464
Accounts receivable	—	31
Prepaid expenses and other current assets	454	326

Total current assets	3,894	2,821
Property and equipment, net	189	611
Long-term investments, at fair value	526	341
Other assets	—	85

Total assets	$4,609	$3,858

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$2,227	$1,676
Accrued liabilities	1,903	2,372
Debtor-in-possession loan with related party	400	—
Current portion of convertible senior notes, net of discount	—	2,500

Total current liabilities	4,530	6,548
Long-term debt owed to related party	10,000	10,000
Convertible senior notes, net of discount	—	16,378
Warrant liability	5,659	—
Liabilities subject to compromise	11,737	—

Total liabilities	31,926	32,926

Commitments and contingencies (Note 9)
Stockholders’ deficit:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding at December 31, 2009 and 2008	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized at December 31, 2009 and 2008; 7,918,705 and 6,383,916 shares issued and outstanding at December 31, 2009 and 2008, respectively	8	6
Additional paid-in capital	252,196	228,560
Accumulated deficit	(279,475)	(257,472)
Accumulated other comprehensive loss	(46)	(162)

Total stockholders’ deficit	(27,317)	(29,068)

Total liabilities and stockholders’ deficit	$4,609	$3,858

See accompanying notes to the consolidated financial statements.

Vermillion, Inc.

(Debtor-in-Possession)

Consolidated Statements of Operations

(Amounts in Thousands, Except Share and Per Share Amounts)

	Year Ended December 31,
	2009	2008
Revenue:
Products	$—	$10
Services	—	114

Total revenue	—	124

Cost of revenue:
Products	—	4
Services	—	20

Total cost of revenue	—	24

Gross profit	—	100

Operating expenses:
Research and development	2,346	5,289
Sales and marketing	455	2,019
General and administrative	2,562	7,309

Total operating expenses	5,363	14,617

Loss from operations	(5,363)	(14,517)

Interest income	28	399
Interest expense	(1,691)	(2,035)
Loss on investments in auction rate securities	—	(2,176)
Change in fair value and exercise of warrants	(12,106)	—
Debt conversion costs	(819)	—
Reorganization items	(2,066)	—
Other income (expense), net	(20)	(41)

Loss before income taxes	(22,037)	(18,370)
Income tax benefit (expense)	(11)	40

Net loss	$(22,048)	$(18,330)

Loss per share - basic and diluted	$(3.31)	$(2.87)

Shares used to compute basic and diluted loss per common share	6,662,231	6,381,802

See accompanying notes to the consolidated financial statements.

Vermillion, Inc.

(Debtor-in-Possession)

Consolidated Statements of Changes in Stockholders’ Deficit and Comprehensive Loss

(Amounts in Thousands, Except Share Amounts)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Equity (Deficit)	Loss
Balance at December 31, 2007	6,380,197	$6	$227,895	$(239,142)	$(221)	$(11,462)
Net loss	—	—	—	(18,330)	—	(18,330)	$(18,330)
Change in unrealized gain(loss) on available for sale securities	—	—	—	—	98	98	98
Foreign currency translation adjustment	—	—	—	—	(39)	(39)	(39)

Comprehensive loss							$(18,271)

Registration costs adjustment related to private placement offering	—	—	26	—	—	26
Payment for fractional shares related to 1 for 10 reverse stock split	(31)	—	—	—	—	—
Common stock shares issued in connection with employee stock purchase plan	3,750	—	3	—	—	3
Stock compensation charge	—	—	636	—	—	636

Balance at December 31, 2008	6,383,916	6	228,560	(257,472)	(162)	(29,068)
Net loss	—	—	—	(22,048)	—	(22,048)	$(22,048)
Cumulative effect of a change in accounting principle to reclassify certain warrants to warrant liability				(21)		(21)
Cumulative effect adjustment to reclassify a portion of previously recognized other-than temporary impairment of auction rate securities	—	—	—	66	(66)	—	—
Change in unrealized gain(loss) on available for sale securities	—	—	—	—	185	185	185
Foreign currency translation adjustment	—	—	—	—	(3)	(3)	(3)

Comprehensive loss							$(21,866)

Warrant exercises	886,372	1	10,015	—	—	10,016
Conversion of convertible senior notes	648,417	1	13,050	—	—	13,051
Stock compensation charge	—	—	571	—	—	571

Balance at December 31, 2009	7,918,705	$8	$252,196	$(279,475)	$(46)	$(27,317)

See accompanying notes to the consolidated financial statements.

Vermillion, Inc.

(Debtor-in-Possession)

Consolidated Statements of Cash Flows

(Amounts in Thousands)

	Year Ended December 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(22,048)	$(18,330)
Adjustments to reconcile net loss to net cash used in operating activities:
Charge on impairment and loss on sale of investments	—	2,176
Change in warrant value and warrant exercise gain	12,106	—
Debt conversion costs	819	—
(Gain) loss on sale and disposal of property and equipment	(2)	334
Depreciation and amortization	335	928
Stock-based compensation expense	571	636
Amortization of debt discount	73	211
Amortization of debt issuance costs	9	58
Write-off of debt issuance costs and discounts related to debt subject to compromise	93	—
Impairment of property and equipment	87	—
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	31	(12)
Decrease (increase) in prepaid expenses and other current assets	(108)	778
Decrease in other assets	—	555
Increase (decrease) in accounts payable and accrued liabilities	4,920	(2,469)
Decrease in deferred revenue	—	(27)
Decrease in other liabilities	—	(278)

Net cash used in operating activities	(3,114)	(15,440)

Cash flows from investing activities:
Proceeds from sales of investments	—	14,458
Purchases of investments	—	(4,100)
Purchase of certificate of deposit pledged as collateral on letter of credit	—	(100)
Proceeds from sale of property and equipment	2	150
Purchase of property and equipment	—	(85)
Proceeds from maturity of certificate of deposit pledged as collateral on letter of credit	40	—

Net cash provided by investing activities	42	10,323

Cash flows from financing activities:
Proceeds from debtor-in-possession loan financing with related party	400	—
Proceeds from stock warrant exercises, net	3,651	—
Proceeds from purchase of common stock by employee stock purchase plan	—	3

Net cash provided by financing activities	4,051	3

Effect of exchange rate changes on cash and cash equivalents	(3)	(39)

Net increase (decrease) in cash and cash equivalents	976	(5,153)
Cash and cash equivalents, beginning of year	2,464	7,617

Cash and cash equivalents, end of year	$3,440	$2,464

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$67	$1,859
Income taxes	10	35
Noncash investing and financing activities:
Unrealized (gain) loss on investments	$(185)	$98
Cumulative effect of change in accounting principle - warrant liability	(21)	—
Cumulative effect of change in accounting principle - unrealized loss on investments	66	—
Registration costs adjustment related to private placement offering of common stock and warrants	—	26
Issuance of common stock from warrant exercise	6,365	—
Issuance of common stock from converrsion of principal and interest for senior convertible notes	13,051	—

See accompanying notes to the consolidated financial statements.

Vermillion, Inc.

(Debtor-in-Possesion)

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

Liquidity

The Company has incurred significant net losses and negative cash flows from operations since inception. At December 31, 2009, the Company had an accumulated deficit of $279,475,000. On November 13, 2006, the Company completed the sale of assets and liabilities of the Company’s protein research products and collaborative services business (the “Instrument Business Sale”) to Bio-Rad Laboratories, Inc. (“Bio-Rad”). On March 30, 2009, the Company filed a voluntary petition for relief (the “Bankruptcy Filing”) under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). On January 7, 2010, in connection with the Second Amended Plan of Reorganization under Chapter 11 of the United States Bankruptcy Code (“Plan of Reorganization”), the Company completed a private placement sale of 2,327,869 shares of its common stock to a group of new and existing investors for $43,050,000 in gross proceeds. Subsequently on January 22, 2010, the confirmation order issued by the Bankruptcy Court for approving the Company’s Plan of Reorganization became final and all conditions precedent to January 22, 2010 were satisfied or waived. Accordingly, the Company emerged from bankruptcy under Chapter 11 (see Note 2). On March 9, 2010, the Company commercially launched the OVA1 Test. Due to the Instrument Business Sale and recent commercial launch of the OVA1 Test, the Company will have limited revenues until additional diagnostic tests are developed or the Company continues to successfully commercialize the OVA1 Test.

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

Vermillion, Inc.

(Debtor-in-Possesion)

Notes to Consolidated Financial Statements—(Continued)

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

The Company classifies all of its marketable securities as available-for-saleand carries these investments at fair value, based upon the levels of inputs described below. The amortized cost of securities in this category is adjusted for amortization of premiums and accretions of discounts to maturity. Such amortization is included in interest income. Realized gains and losses are recorded in our statement of operations.

The Company reviews the impairment of its investments on a quarterly basis in order to determine the classification of the impairment as “temporary” or “other-than-temporary”. Beginning January1, 2009, if the fair value of a debt security is less than its amortized cost, the Company assesses whether the impairment is other-than-temporary. An impairment is considered other-than-temporary if: (i) the Company has the intent to sell the security; (ii) it is more likely than not that the Company will be required to sell the security before recovery of the entire amortized cost basis; or (iii) the Company does not expect to recover the entire amortized cost basis of the security. If an impairment is considered other than temporary based on condition (i) or (ii) described above, the entire difference between the amortized cost and the fair value of the debt security is recognized in earnings. If an impairment is considered other than temporary based on condition (iii) described above, the amount representing credit losses (defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis of the debt security) will be recognized in earnings and the amount relating to all other factors will be recognized in other comprehensive loss. Prior to January 1, 2009, declines in the fair value of debt securities deemed to be other-than-temporary were reflected in earnings as realized losses. Once an other-than-temporary impairment is recorded, a new cost basis in the investment is established.

With respect to the auction rate securities that were held as of January 1, 2009, The Company determined that the cumulative effect adjustment required to reclassify the non-credit portion of previously recognized other-than-temporarily impaired adjustments was $66,000. Therefore, the Company decreased its accumulated deficit and increase its accumulated other comprehensive loss by the $66,000 cumulative effect adjustment. With respect to the $1 million of par value auction rate securities investments held as of December 31, 2009, the unrealized losses included in accumulated comprehensive loss was $119,000.

Vermillion, Inc.

(Debtor-in-Possesion)

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents, a certificate of deposit, investments in marketable securities and accounts receivable. The Company maintains the majority of its cash and cash equivalents in recognized financial institutions in the United States. The Company also maintains cash deposits with banks in Western Europe, Canada, China and Japan. The Company has not experienced any losses associated with its deposits of cash and cash equivalents. The Company has pledged a certificate of deposit as collateral on a letter of credit serving as a security deposit on its principal facility (see description of operating lease in Note 9, “Commitments and Contingencies”). This certificate of deposit is maintained in a recognized financial institution in the United States. The Company’s investment in marketable securities consists of auction rate securities, and is managed by a recognized financial institution in the United States. The Company does not invest in derivative instruments or engage in hedging activities.

The Company’s accounts receivable are derived from sales made to customers located in North America. The Company performs ongoing credit evaluations of its customers’ financial condition and generally does not require collateral. The Company maintains an allowance for doubtful accounts based upon the expected collectability of accounts receivable. The Company’s accounts receivable at December 31, 2008 and revenues for the years ended at December 31, 2008 are from two customers.

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

(Debtor-in-Possesion)

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

Stock-Based Compensation

The Company account for stock options and stock purchase rights related to its 2000 Stock Plan (the “2000 Plan”) and 2000 Employee Stock Purchase Plan (the “2000 ESPP”) under the provisions of ASC 718 , “Compensation – Stock Compensation,” (“ASC 718”) which requires the recognition of the fair value of stock-based compensation. The fair value of stock options and 2000 ESPP shares is estimated using a Black-Scholes option valuation model. This model requires the input of subjective assumptions in implementing ASC 718 including expected stock price volatility, expected life and estimated forfeitures of each award. The fair value of equity-based awards is amortized over the vesting period of the award, and we have elected to use the straight-line method of amortization. These assumptions consist of estimates of future market conditions, which are inherently uncertain, and therefore are subject to management’s judgment.

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

(Debtor-in-Possesion)

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

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consists of unrealized gain (losses) from available-for-sale securities and foreign currency translation adjustment.

Vermillion, Inc.

(Debtor-in-Possesion)

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

Fair Value of Financial Instruments

Financial instruments include cash and cash equivalents, marketable securities, accounts receivables, accounts payable, accrued liabilities, convertible senior notes and the amount owed on a secured line of credit and debtor-in-possession debt with Quest Diagnostics Incorporated (“Quest”). The estimated fair value of financial instruments has been determined using available market information or other appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop estimates of fair value; therefore, the estimates are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange. The effect of using different market assumptions and/or estimation methodologies may be material to the estimated fair value amounts. The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities are at cost, which approximates fair value due to the short maturity of those instruments. The estimated fair value of the convertible senior notes is based on quoted market prices. The carrying value of the amount owed on a secured line of credit and debtor-in-possession debt with Quest approximates fair value, which is based on discounting the future cash flows using applicable spreads to approximate current interest rates available to the Company.

Prior to January 1, 2009, common stock warrants were recorded in stockholders equity in accordance with ASC 815, “Derivatives and Hedging” and ASC 825, “Financial instruments.” However in June 2008, the Financial Accounting Standards Board (“FASB”) issued new guidance now codified in ASC 815 that clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify for classification as a liability. The new guidance was effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of the new guidance on January 1, 2009, resulted in the reclassification of certain of our outstanding warrants from stockholders’ equity to liability and a cumulative effect of change in accounting principle on our accumulated deficit of $21,000. In addition, the stock warrants are required to be fair valued at each reporting period, with the changes in fair value recognized in our consolidated statement of operations. We fair value the warrants using a Black Scholes valuation model. Since the outstanding common stock warrants are fair valued at the end of each reporting period, any change in the underlying assumptions to the Black Scholes valuation model, including the volatility and price of our common stock, may have a significant impact on our consolidated financial statements.

Segment Reporting

The Company operates one reportable segment, novel diagnostic tests.

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

Financial Statement Presentation

Our consolidated financial statements have been prepared in accordance with ASC 852, “Reorganization” (ASC 852) and on a going-concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of our bankruptcy filing, such realization of assets and liquidation of liabilities is subject to uncertainty. While operating as debtors in possession under the protection of Chapter 11 of the Section 365 of the Bankruptcy Code, all or some of the Debtors may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the consolidated financial statements, subject to Bankruptcy Court approval or as otherwise permitted in the ordinary course of business. Further, our Plan of Reorganization could materially change the amounts and classification of items reported in our historical consolidated financial statements.

Vermillion, Inc.

(Debtor-in-Possesion)

Notes to Consolidated Financial Statements—(Continued)

Substantially all of the Debtors’ pre-petition debt was in default due to the bankruptcy filing. As described below, the accompanying consolidated financial statements present the Debtors’ pre-petition debt of $7,365,000 within Liabilities subject to compromise.

Liabilities Subject to Compromise

As required by ASC 852, the Company has recorded liability amounts for the claims that can be reasonably estimated and which the Company believes are probable of being allowed by the Bankruptcy Court. Such claims are subject to future adjustments that may result from, among other things, negotiations with creditors, and rejection of executory contracts and unexpired leases. Liabilities subject to compromise may change due to reclassifications, settlements or reorganization activities that give rise to new claims or increases in existing claims.

Liabilities subject to compromise in the consolidated balance sheet consisted of the following at December 31, 2009 (in thousands):

Accounts payable	$1,932
Accrued liabilities	1,696
Payroll and benefits related expenses	744
Convertible senior notes	7,365

Total liabilities subject to compromise	$11,737

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

Vermillion, Inc.

(Debtor-in-Possesion)

Notes to Consolidated Financial Statements—(Continued)

Reorganization Items

Professional advisory fees and other costs directly associated with our reorganization are reported separately as reorganization items pursuant to ASC 852. Professional fees include legal fees, legal fees relating to DIP Financing undertaken as part of the reorganization process. The write-off of debt issuance costs and discounts and the underwriting fees related to the DIP Loan Agreement generally represent one-time charges. Certain actions within the non-Debtor companies have occurred as a result of the Debtors’ bankruptcy proceedings. The costs associated with these actions are also reported as reorganization items. The reorganization items in the consolidated statement of operations for year ended December 31, 2009 consisted of the following items:

The Company has incurred certain professional fees and other expenses directly associated with the bankruptcy proceedings. In addition, the Company has made adjustments to the carrying value of certain prepetition liabilities. Such costs and adjustments are classified as “reorganization items” in the accompanying consolidated statement of operations and consisted of the following (in thousands):

Year Ended December 31, 2009
Debtors reorganization items
Professional fees associated with bankruptcy proceedings	$1,146
Write-off of debt issuance costs and discounts related to debt subject to compromise	93
DIP Financing fees	203

Debtors reorganization items	$1,442
Non-Debtors reorganization items
Professional fees associated with bankruptcy proceedings	$624

Total reorganization items	$2,066

Plan of Reorganization

On January 7, 2010, the Bankruptcy Court issued a confirmation order approving the Company’s Plan of Reorganization. The Plan of Reorganization contemplates the reorganization of the Company and the discharge of all outstanding claims against and interests in the Company. Pursuant to the Plan of Reorganization, as confirmed, each holder of an allowed priority claim will receive cash in an amount equal to such allowed claim. The secured claim arising from the Quest secured line of credit was reinstated and unimpaired. Holders of the outstanding 4.50% Convertible Senior Notes due 2009 (the “4.50% Notes”) received the payment of $2,195,000 of principle, $140,000 of unpaid interest and 9,044 shares of common stock in exchange of their claims. $5,000,000 in principal of the outstanding 7.00% Convertible Senior Notes due 2011 (the “7.00% Notes”) were reinstated. Holders of unpaid interest on previously converted 7.00% Notes received $362,000 in cash and 7,239 shares related to the unpaid interest of the 7.00% Notes. All holders of allowed general unsecured claims elected to receive cash and were paid in full.

Subsequently on January 22, 2010, the confirmation order issued by the Bankruptcy Court for approving Vermillion’s Plan of Reorganization became final and all conditions precedent to January 22, 2010 were satisfied or waived. Accordingly, the Company emerged from bankruptcy under Chapter 11. Although the Company has emerged out of bankruptcy, the bankruptcy case will remain open until the resolution of the following matters, which includes approval by the Bankruptcy Courts:

•	Molecular Analytical Systems, Inc. Litigation (see Note 9)

•	Bio-Rad Laboratories, Inc. Matters (see Note 9)

•	$1,000,000 milestone under the Strategic Alliance Agreement with Quest (see Note 4), and

•	Various pre-petition liability objections

Vermillion, Inc.

(Debtor-in-Possesion)

Notes to Consolidated Financial Statements—(Continued)

3. Recent Accounting Pronouncements

In June 2009, Accounting Standards Codification (“ASC”) ASC 105 Generally Accepted Accounting Principles (“ASC 105”) was issued. ASC 105 became the single official source of authoritative, nongovernmental generally accepted accounting principles (“GAAP”) in the United States. The historical GAAP hierarchy was eliminated and the ASC became the only level of authoritative GAAP, other than guidance issued by the Securities and Exchange Commission. Our accounting policies were not affected by the conversion to ASC. However, references to specific accounting standards in the footnotes to our consolidated financial statements have been changed to refer to the appropriate section of ASC.

In April 2009, FASB issued ASC 825 Financial Instruments (“ASC 825”) and ASC 270 Interim Reporting or (“ASC 270”). ASC 825 and ASC 270 requires us to disclose on a quarterly basis, providing quantitative and qualitative information about fair value estimates for all financial instruments not measured in the Consolidated Balance Sheets at fair value. ASC 825 and ASC 270 are effective for interim periods ending after June 15, 2009. We have adopted the provisions of ASC 825 and ASC 270 effective the first quarter of fiscal 2009. See Note 5—Fair Value and Note 8— Debt to Consolidated Financial Statements. The adoption of this guidance did not have a material impact on our consolidated financial statements

In April 2009, FASB issued ASC 320 Investments—Debt and Equity Securities (“ASC 320”). ASC 320 modifies the other-than-temporary impairment guidance for debt securities through increased consistency in the timing of impairment recognition and enhanced disclosures related to the credit and noncredit components of impaired debt securities that are not expected to be sold. In addition, increased disclosures are required for both debt and equity securities regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. ASC 320 is effective for interim and annual reporting periods that end after June 15, 2009, and early adoption is permitted. We have adopted the provisions of ASC 320 on January 1, 2009. We have considered the guidance provided by ASC 320 in our determination of impairment, and have determined that the impact was not material. See Note 8— Debt to Consolidated Financial Statements.

In October 2009, the FASB issued Accounting Standards Update 2009-13, Revenue Recognition (Topic 605): “Multiple Deliverable Revenue Arrangements—A Consensus of the FASB Emerging Issues Task Force.” This update provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. We will be required to apply this guidance prospectively for revenue arrangements entered into or materially modified after January 1, 2011; however, earlier application is permitted. We have not determined the impact that this update may have on our consolidated financial statements.

Vermillion, Inc.

(Debtor-in-Possesion)

Notes to Consolidated Financial Statements—(Continued)

In January 2010, the FASB issued updated guidance related to fair value measurements and disclosures, which requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers. In addition, in the reconciliation for fair value measurements using significant unobservable inputs, or Level 3, a reporting entity should disclose separately information about purchases, sales, issuances and settlements (that is, on a gross basis rather than one net number). The updated guidance also requires that and entity should provide fair value measurement disclosures for each class of assets and liabilities and disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring fair value measurements for Level 2 and Level 3 fair value measurements. The updated guidance is effective for interim or annual financial reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. We do not expect adoption of the updated guidance to have a material impact on its consolidated results of operations or financial condition.

4. Strategic Alliance with Quest Diagnostics Incorporated

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

Secured Line of Credit with Quest Diagnostics Incorporated

In connection with the Strategic Alliance Agreement, Quest agreed to provide Vermillion with a $10,000,000 secured line of credit, which is collateralized by certain of Vermillion’s intellectual property and may only be used for payment of certain costs and expenses directly related to the Strategic Alliance. Under the terms of this secured line of credit, the interest rate is at the prime rate plus 0.5% (prime rate was 4.75% at December 31, 2009) and is payable monthly. This secured line of credit also contains provisions for Quest to forgive portions of the amounts borrowed that corresponds to Vermillion’s achievement of certain milestones related to development, regulatory approval and commercialization of certain diagnostic tests. The amounts to be forgiven and the corresponding milestones that Vermillion must achieve are (i) $1,000,000 for each application that allows a licensed laboratory test to be commercialized with a maximum of three applications for $3,000,000; (ii) $3,000,000 for the earlier of FDA clearance of the first diagnostic test kit or commercialization of the first diagnostic test kit; and (iii) $2,000,000 upon each FDA clearance of up to two subsequent diagnostic test kits but no later than the first commercialization of each such diagnostic test kit, with a maximum forgiveness of $4,000,000 for two diagnostic test kits. Under the October 7, 2009 amendment of the Strategic Alliance Agreement, in the event Vermillion fails to achieve these certain milestones, the principal amount outstanding related to each milestone not achieved and any unpaid interest of this secured line of credit will become due and payable on October 7, 2012.

Vermillion has drawn on this secured line of credit in monthly increments of $417,000 on the last day of each month during the first two years of the Strategic Alliance. The outstanding principal balance of this secured line of credit was $10,000,000 at December 31, 2009 and 2008. Accrued interest payable related to this secured line of credit was $480,000 and $35,000 as of December 31, 2009 and 2008, respectively. Interest expense related to this secured line of credit was $512,000 and $560,000 for the years ended December 31, 2009 and 2008, respectively. From the inception of the Strategic Alliance through December 31, 2008, Vermillion has spent $10,000,000 of the amounts drawn on in-house research and development, as well as collaborations with others, directed towards achieving the milestones. On September 11, 2009, the Company achieved the FDA clearance of the OVA1 Test milestone provision in the secured line of credit agreement providing for a reduction in the principal amount of the loan of $3,000,000 but was only able to apply the milestone once it was no longer in default under the terms of the secured line of credit while under Chapter 11 bankruptcy protection. On January 22, 2010. the Company cured the default upon payment of accrued interest totaling approximately $472,000. On January 23, 2010, the principal was reduced to $7,000,000. The Company is in discussions with Quest regarding the achievement of an additional $1,000,000 forgiveness milestone as a result of the FDA approval of the OVA1 Test under the terms of the Strategic Alliance Agreement.

Vermillion, Inc.

(Debtor-in-Possesion)

Notes to Consolidated Financial Statements—(Continued)

5. Fair Value Measurements

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

During the year ended December 31, 2008, the Company recognized approximately $659,000 of other-than-temporary impairment charges on its auction rate securities held at December 31, 2008 in its consolidated statement of operations. On January 1, 2009, the Company adopted accounting guidance that established a new method of recognizing and reporting other-than-temporary impairments for debt securities. Upon adoption of this standard, the Company recorded a cumulative effect adjustment, resulting in a reclassification of approximately $66,000 of non-credit losses related to the previously recognized other-than-temporary impairment charges from accumulated deficit to accumulated other comprehensive loss. The non-credit loss was calculated as the difference between the $659,000 impairment charges recorded previously for the available-for-sale auction rate securities and the $593,000 of estimated credit losses as of January 1, 2009.

In estimating the credit losses of the Company’s previously recognized impairments as of January 1, 2009, and December 31, 2009, the Company estimated the present value of expected cash flows for each auction rate security compared to the securities’ amortized cost basis for the respective period. This process involved significant judgments and estimates specifically around default rates, recovery rates, interest rates and the timing of expected cash flows. In addition, the Company considered other available evidence, including trends in credit ratings and changes in financial market conditions including the general economic environment.

Vermillion, Inc.

(Debtor-in-Possesion)

Notes to Consolidated Financial Statements—(Continued)

Money market cash equivalent and long-term investments at December 31, 2009 and 2008 consist of the following (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
December 31, 2009
Money market funds	$8	$—	$—	$8
Long term investments in auction rate securities	407	119	—	526

	$415	$119	$—	$534

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
December 31, 2008
Money market funds	$9	$—	$—	$9
Long term investments in auction rate securities	341	—	—	341

	$350	$—	$—	$350

The scheduled contractual maturity dates for available-for-sale long-term investments at December 31, 2009, are as follows (in thousands):

	Within 1 Year	After 1 Year Through 5 Years	After 5 Years Through 10 Years	After 10 Years	Total
Long-term investments:
Auction rate securities	$—	$—	$526	$—	$526

Vermillion, Inc.

(Debtor-in-Possesion)

Notes to Consolidated Financial Statements—(Continued)

As of December 31, 2009, financial assets measured and recognized at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy as described above was as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$8	$8	$—	$—
Long term investments in auction rate securities	526	—	—	526

Total	$534	$8	$—	$526

The Company’s Level 1 financial assets are money market funds.

At December 31, 2009, long-term investments available-for-sale measured at fair value using Level 3 inputs consisted of $526,000 invested in auction rate securities. The continued failure of auctions and the lack of market activity and liquidity required that these securities be measured using Level 3 inputs. As of December 31, 2009 and 2008, the Company’s auction rate securities in credit linked notes were valued using a single factor Gaussian copula model and market bids received from Deutsche Bank (see Long-term Investments note above). The valuation of the Company’s investment in auction rate securities is subject to uncertainties that are difficult to predict. Factors that may impact its valuation include changes to credit ratings of the securities as well as to the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral value, discount rates, liquidity and ongoing strength, and quality of credit markets. If the current market conditions deteriorate further, or the anticipated recovery in market values does not occur, the Company may be required to record additional impairment charges in future quarters. The Company will continue to monitor the value of its auction rate securities and consider the impact, if any, on the fair value of its investment in auction rate securities.

The Company’s financial assets measured at fair value on a recurring basis using significant Level 3 inputs as of December 31, 2009, consisted solely of auction rate securities. The reconciliation of financial assets measured at fair value using significant unobservable inputs (Level 3) for the year ended December 31, 2009, was as follows (in thousands):

Long-Term Investments Available- for-Sale (Level 3) Auction Rate
Securities
Balance at January 1, 2009	$341
Total realized losses included in earnings	—
Change in unrealized gain(loss) included in other comprehensive loss	185

Balance at December 31, 2009	$526

The Company measures certain common stock warrants at fair value on a recurring basis (see Note 10). All other financial assets and liabilities are measured at fair value on a nonrecurring basis. These financial assets and liabilities are recognized at fair value when they are deemed to be other-than-temporarily impaired.

Vermillion, Inc.

(Debtor-in-Possesion)

Notes to Consolidated Financial Statements—(Continued)

The fair value of the Company’s long-term debt based on the then-current rates available to the Company for debt of a similar term and remaining maturity. The Company determined the estimated fair value amount by using available market information and commonly accepted valuation methodologies. However, considerable judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the fair value estimate presented herein is not necessarily indicative of the amount that the Company or holders of the instruments could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value. The convertible senior notes carrying value and estimated fair value at December 31, 2009 and 2008 were as follows (in thousands):

	2009		2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
4.50% convertible senior notes due September 1, 2009	$2,365	$2,720	$2,500	$1,875
7.00% convertible senior notes due September 1, 2011	5,000	5,750	16,379	12,284

Total	$7,365	$8,470	$18,879	$14,159

6. Property and Equipment

The components of property and equipment as of December 31, 2009 and 2008, were as follows (dollars in thousands):

	2009	2008
Machinery and equipment	$1,797	$1,966
Demonstration equipment	509	552
Leasehold improvements	35	35
Computer equipment and software	418	418
Furniture and fixtures	35	35

Gross property and equipment	2,794	3,006
Accumulated depreciation and amortization	(2,605)	(2,395)

Property and equipment, net	$189	$611

Depreciation expense for property and equipment was $335,000 and $928,000 for the years ended December 31, 2009 and 2008, respectively.

Vermillion, Inc.

(Debtor-in-Possesion)

Notes to Consolidated Financial Statements—(Continued)

7. Accrued Liabilities

The components of accrued liabilities as of December 31, 2009 and 2008 were as follows (dollars in thousands):

	2009	2008
Payroll and benefits related expenses	$5	$261
Collaboration and research agreements expenses	393	258
Professional services	505	93
Contingencies (See Note 9)	—	923
Tax-related liabilities	160	202
Accrued interest on convertible senior notes and long-term debt owed to related party	840	457
Other accrued liabilities	—	178

Total accrued liabilities	$1,903	$2,372

8. Convertible Senior Notes

7.00% Convertible Senior Notes Due September 1, 2011

On November 15, 2006, Vermillion closed the sale of $16,500,000 of convertible senior notes due September 1, 2011 (the “7.00% Notes”). Offering costs were $104,000 and fees of $514,500, which were paid on behalf of the debt holders, were recorded as debt discount on the 7.00% Notes. Fees paid on behalf of debt holders included the fair value of two warrants issued to underwriters to purchase a total of 20,000 shares of Vermillion’s common stock at $12.60 per share. The warrants were valued at $140,000 based on the fair value as determined by a Black-Scholes model using the following assumptions: a risk free interest rate of 4.75%, 5 year contractual life, and 88.00% volatility rate. Interest on the 7.00% Notes is 7.00% per annum on the principal amount, payable semiannually on March 1 and September 1 of each year, beginning March 1, 2007. The 7.00% Notes were sold pursuant to separate exchange and redemption agreements between Vermillion and each of Highbridge International LLC, Deerfield International Limited, Deerfield Partners, L.P., Bruce Funds, Inc. and Professional Life & Casualty, each holders of Vermillion’s existing 4.50% convertible senior notes due September 1, 2008 (the “4.50% Notes”), pursuant to which holders of an aggregate of $27,500,000 of the 4.50% Notes agreed to exchange and redeem their 4.50% Notes for an aggregate of $16,500,000 in aggregate principal amount of the 7.00% Notes and $11,000,000 in cash, plus accrued and unpaid interest on the 4.50% Notes of $254,000 through and including the day prior to the closing. Debt discount related to the 7.00% Notes are amortized to interest expense using the effective interest method. The amortization of the debt discount related to the 7.00% Notes amounted to $44,000 and $182,000 for the years ended December 31, 2009 and 2008, respectively.

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

Vermillion, Inc.

(Debtor-in-Possesion)

Notes to Consolidated Financial Statements—(Continued)

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

Vermillion identified the guaranteed interest payment for any conversion of any 7.00% Note by a holder prior to October 31, 2008, and the written put option permitting the holder to put the debt at 105.0% of principal plus accrued and unpaid interest upon a change of control as embedded derivatives, which need to be separated and measured at fair value. The factors impacting the fair value of the guaranteed interest payment for any conversion of any 7.00% Note by a holder prior to October 31, 2008, is based upon certain factors including Vermillion’s stock price, the time value of money and the likelihood holders would convert within the next two years. The provision for the guaranteed interest payment for any conversion of any 7.00% Note elapsed on October 31, 2008. The factors impacting the fair value of the written put option permitting the holder to put the 7.00% Note at 105.0% of principal plus accrued and unpaid interest upon a change of control is contingent upon a change of control. However, due to significant related party holdings of Vermillion’s common stock shares and the presence of certain anti-takeover provisions in the bylaws of Vermillion, a change of control is deemed to be remote. The fair values of these features had de minimis fair value on the date of inception and through December 31, 2009.

From October through November 2009, the Company exchanged a total of 220,000 shares of common stock for $4,400,000 in principal under the terms of the original 7.0% Notes. In November through December 2009, the Company exchanged a total of 421,667 shares of common stock for $7,100,000 in principal and $589,000 in unpaid interest. The conversion rate for the November and December 2009 redemption was approximately 55 shares per $1,000 principal amount. The Company recorded an additional debt conversion expense of $789,000 relating to the more favorable conversion rates compared to the original conversion rates under the terms of the 7.0% Notes.

Vermillion and the investors entered into a registration rights agreement in which Vermillion agreed to make “reasonable best efforts” to file a shelf registration and keep it effective permitting the 7.00% Note holders to sell the 7.00% Notes or the underlying common stock shares. The 7.00% Notes and common stock issuable upon conversion of the 7.00% Notes were registered with the SEC on Form S-3 on December 15, 2006. The Company was in default of the 7.00% Notes as of December 31, 2009. However, the Company cured the default upon payment of accrued interest totaling approximately $362,000 upon emergence from bankruptcy on January 22, 2010. At December 31, 2009 and 2008, $5,000,000 and $16,500,000, respectively, in aggregate principal amount of the 7.00% Notes remained outstanding.

Vermillion, Inc.

(Debtor-in-Possesion)

Notes to Consolidated Financial Statements—(Continued)

4.50% Convertible Senior Notes Due September 1, 2009

On August 22, 2003, the Company closed the sale of $30,000,000 of the 4.50% Notes with an original maturity date of September 1, 2008. Offering costs were $1,866,000. Interest on the notes is 4.50% per annum on the principal amount, payable semiannually on March 1 and September 1, beginning March 1, 2004. The effective interest rate is 6.28% per annum. The 4.50% Notes are convertible, at the option of the holder, at any time on or prior to maturity of the 4.50% Notes into shares of Vermillion’s common stock initially at a conversion rate of 10.88329 shares per $1,000 principal amount of the 4.50% Notes, which is equal to a conversion price of $91.88 per share. The conversion price, and hence the conversion rate, is subject to adjustment upon the occurrence of certain events, such as stock splits, stock dividends and other distributions or recapitalizations. Because the market value of the stock rose above the conversion price between the day the 4.50% Notes were priced and the closing date, the Company recorded a discount of $2,677,000 related to the intrinsic value of the beneficial conversion feature resulting from this price change and the fact that the initial purchaser of the 4.50% Notes was not required to purchase the 4.50% Notes until the closing date. Immediately after the closing, Vermillion’s common stock had a market price of $100.10 per share, or $8.22 per share higher than the conversion price. The value of the beneficial conversion feature was determined by multiplying this difference in the per share price of Vermillion’s common stock by the 326,498 underlying shares. This amount is being amortized to interest expense using the effective interest method over the five-year term of the notes, or shorter period in the event of conversion of the 4.50% Notes. Debt discount related to the 4.50% Notes are amortized to interest expense using the effective interest method. The amortization of the beneficial conversion feature amounted to none and $29,000 for the years ended December 31, 2009 and 2008, respectively.

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

Vermillion, Inc.

(Debtor-in-Possesion)

Notes to Consolidated Financial Statements—(Continued)

In November 2009, the Company exchanged a total of 6,750 shares of common stock for $135,000 in principal and $8,000 in unpaid interest. The conversion rate for redemption was approximately 47 shares per $1,000 principal amount. The Company recorded an additional debt conversion expense of $69,000 relating to the more favorable exchange rate.

At December 31, 2009 and 2008, $2,365,000 and $2,500,000, respectively, in aggregate principal amount of the 4.50% Notes remain outstanding. The Company was in default of the 4.50% Notes as of December 31, 2009. Upon the emergence from bankruptcy, the Company cured the default with a payment of $2,365,000 of principal and $140,000 of unpaid interest with $2,195,000 of cash and 9,044 shares of common stock.

9. Commitments and Contingencies

Operating Leases

The Company leases various equipment and facilities to support its business of discovering, developing and commercializing diagnostics tests in the fields of oncology, hematology, cardiology and women’s health. On June 3, 2008, the Company entered into a noncancelable operating lease for a new principal facility located in Fremont, California. Under the lease agreement, the term is from July 1, 2008, through June 30, 2010, with an annual base rent of $87,000 and $92,000 for the first year and second year, respectively. The Company will also pay common area charges, taxes and insurance with an annual estimated cost of $21,000. Additionally, under the lease agreement, the Company has pledged a $100,000 certificate of deposit as collateral on a letter of credit serving as a security deposit for the first year. For the second year, the certificate of deposit pledged as collateral on a letter of credit serving as a security deposit was reduced to $60,000. As of December 31, 2009, the $60,000 certificate of deposit is restricted cash and included in prepaid expenses and other current assets of the consolidated balance sheet.

In connection with the Instrument Business Sale, Vermillion entered into a sublease agreement with Bio-Rad, pursuant to which Vermillion subleased approximately 29,000 square feet of its Fremont, California facility. Bio-Rad was permitted to use the sublet premises only for general office, laboratory, research and development, and other uses necessary to conduct its business, and was not permitted to sublet the premises without Vermillion’s consent. The lease on the Fremont, California facility and sublease expired on July 31, 2008. Rent under the sublease was payable monthly and consisted of base rent plus a proportionate share of certain other expenses including property taxes, management fees, insurance, maintenance and utilities. Rent and certain other facility related expenses were paid directly to Vermillion, and in accordance with the terms of the master lease, all payments received by Vermillion from Bio-Rad under the sublease were paid to the landlord. On September 22, 2008, the Company was refunded its $553,000 security deposit related to the former principal facility. Rental expense under operating leases for the years ended December 31, 2009 and 2008, were as follows (in thousands):

	2009	2008
Gross rental expense	$111	$1,826
Sublease rental income	—	(949)

Net rental expense	$111	$877

Vermillion, Inc.

(Debtor-in-Possesion)

Notes to Consolidated Financial Statements—(Continued)

As of December 31, 2009, future minimum rental payments under noncancelable operating leases are as follows (in thousands):

2010	$57

Total minimum rental payments	$57

Noncancelable Collaboration Obligations and Other Commitments

Under the terms of a research collaboration agreement with The John Hopkins University School of Medicine (“JHU”), directed at the discovery and validation of biomarkers in human subjects, including but not limited to clinical application of biomarkers in the understanding, diagnosis and management of human diseases, Vermillion is required to pay noncancelable contributions of $600,000, $618,000 and $637,000 for the years ending December 31, 2008, 2009 and 2010, respectively. As of December 31, 2009 and 2008, Vermillion owed $866,000 and $300,000, respectively, related to the research collaboration agreements with JHU. Collaboration costs under the JHU collaboration, which are included in research and development expenses, were $616,000 and $600,000 for the years ended December 31, 2009 and 2008, respectively.

On June 1, 2007, Vermillion entered into a nonexclusive license agreement with the National Cardiovascular Center (“NCVC”), an entity organized and existing under the laws of Japan. Under this agreement, Vermillion obtained a ten year worldwide nonexclusive license with the right to extend the term for the life of the licensed patent, which includes a United States Patent Application, a Japan Patent and a Patent Cooperation Treaty (“PCT”) Application, for technology used in Vermillion’s TTP diagnostic test kit that is under development. Under this agreement, Vermillion will pay NCVC a non-refundable license fee of $50,000. The payment terms are $20,000 upon execution of this agreement, $10,000 upon submission of an in vitro diagnostic test to the FDA for clearance, $10,000 upon the first commercial sale of such in vitro diagnostic test kit and $10,000 upon achievement of $500,000 in net sales of such in vitro diagnostic test kits. Additionally, Vermillion will pay royalties to NCVC for net sales to customers located in the United States, Japan, Europe and China. On July 18, 2007, Vermillion made a payment of $20,000 related to the execution of this agreement. There have been no subsequent payments made through December 31, 2009.

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

(Debtor-in-Possesion)

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

In connection with the Instrument Business Sale, the Company also entered into a manufacture and supply agreement with Bio-Rad on November 13, 2006, whereby the Company agreed to purchase ProteinChip Systems and ProteinChip Arrays (collectively, the “Research Tools Products”) from Bio-Rad. Under the terms of the manufacture and supply agreement, the Company agreed to provide Bio-Rad quarterly, non-binding, twelve-month rolling forecasts setting forth the Company’s anticipated needs for Research Tools Products over the forecast period. The Company was permitted to provide revised forecasts as necessary to reflect changes in demand for the products, and Bio-Rad was required to use commercially reasonable efforts to supply amounts in excess of the applicable forecast. Either party was permitted to terminate the agreement for convenience upon 180 days’ prior written notice, or upon default if the other party failed to cure such default within 30 days after notice thereof. In a letter from the Company to Bio-Rad dated May 2, 2008, Vermillion exercised its right to terminate the November 13, 2006, manufacture and supply agreement for convenience upon 180 days’ written notice. Consequently, termination of the agreement became effective on October 29, 2008. In October 2009, Bio-Rad filed a proof of claim in the Company’s bankruptcy case based on certain contract claims for approximately $1,000,000. The Company is attempting to resolve the contract claims and has accrued for this contingency within general and administrative expense in accordance with ASC 450 Contingencies at December 31, 2009 and 2008. Management cannot predict the ultimate outcome of this matter at this time.

Vermillion, Inc.

(Debtor-in-Possesion)

Notes to Consolidated Financial Statements—(Continued)

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

10. Common Stock

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

Vermillion, Inc.

(Debtor-in-Possesion)

Notes to Consolidated Financial Statements—(Continued)

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

In June 2008, the FASB issued new guidance now codified in ASC 815 that clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify for classification as liabilities. The new guidance in ASC 815 was effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of the new guidance on January 1, 2009, resulted in the reclassification of the Company’s outstanding warrants from the August 2007 offering from stockholders’ equity to liabilities, which requires the warrants to be fair valued at each reporting period, with the changes in fair value recognized as interest and other expense in the Company’s consolidated statement of operations.

Vermillion, Inc.

(Debtor-in-Possesion)

Notes to Consolidated Financial Statements—(Continued)

At December 31, 2009 and January 1, 2009, the Company had warrants outstanding to purchase 273,467 and 2,053,147 shares of common stock, respectively, which were required to be classified as a liability. The fair value of these warrants on the date of adoption of January 1, 2009 and on December 31, 2009 was determined using a Black Scholes valuation model with the following level 3 inputs:

	December 31, 2009	January 1, 2009
Risk-free interest rate	1.51%	1.18%
Expected life (in years)	2.66	3.66
Dividend yield	—%	—%
Volatility	83.70%	78.35%
Stock price	$27.50	$0.27

On January 1, 2009, the Company recorded a cumulative effect of change in accounting principle adjustment of $21,000 to its accumulated deficit and a corresponding reclassification of the Company’s outstanding warrants from stockholder’s deficit to warrant liability. For the year ended December 31, 2009, the Company recorded under ASC 815 a loss of $12,106,000 in the consolidated statement of operations.

The following table sets forth the Company’s financial liabilities, related to warrants subject to fair value measurements as of December 31, 2009:

		Fair Value Measurements at Reporting Date Using
	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Common stock warrants	$5,659	$—	$—	$5,659

Total	$5,659	$—	$—	$5,659

Vermillion, Inc.

(Debtor-in-Possesion)

Notes to Consolidated Financial Statements—(Continued)

The following table is a reconciliation of the warrant liability measured at fair value using Level 3 inputs (in thousands):

Long-Term Investments Available for- Sale-(Level 3) Warrant Liabilities
Balance at January 1, 2009	$—
Cumulative effect of change in accounting principle for common stock warrants	21
Change in fair value of common stock warrants during 2009	20,062
Issuance of common stock from warrant exercise	(6,468)
Warrant exercise gain during 2009	(7,956)

Balance at December 31, 2009	$5,659

Warrants

Warrants outstanding and exercisable as of December 31, 2009 were as follows:

Issuance Date	Expiration Date	Exercise Price per Share		Number of Shares Outstanding under Warrant
July 22, 2005	July 22, 2011	$25.00		220,000
August 3, 2006	August 3, 2011	12.60		6,090
November 15, 2006	November 15, 2011	12.60		6,090
August 29, 2007	August 29, 2012	9.25	*	273,467

				505,647

*	The exercise price of the warrants issued on August 29, 2007 is adjustable in accordance with the terms of the warrants.

11. Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss as of December 31, 2009 and 2008, were as follows (in thousands):

	2009	2008
Net unrealized loss on long-term investments available-for-sale	$119	$—
Cumulative translation adjustment	(165)	(162)

Accumulated other comprehensive loss	$(46)	$(162)

Vermillion, Inc.

(Debtor-in-Possesion)

Notes to Consolidated Financial Statements—(Continued)

12. Loss Per Share

The reconciliation of the numerators and denominators of basic and diluted loss per share for the years ended December 31, 2009 and 2008 was as follows (dollars in thousands, except shares and per share amounts):

	Loss (Numerator)	Shares (Denominator)	Per Share Amount
Year ended December 31, 2009:
Net loss-basic	$(22,048)	6,662,231	$(3.31)
Dilutive effect of common stock shares issuable upon exercise of stock options, purchase by Employee Stock Purchase Plan, exercise of warrants and conversion of convertible senior notes	—	—

Net loss-diluted	$(22,048)	6,662,231	$(3.31)

Year ended December 31, 2008:
Net loss-basic	$(18,330)	6,381,802	$(2.87)
Dilutive effect of shares purchasable under the Employee Stock Purchase Plan, stock options, warrants and convertible senior notes	—	—

Net loss-diluted	$(18,330)	6,381,802	$(2.87)

Due to net losses for the years ended December 31, 2009 and 2008, diluted loss per share is calculated using the weighted average number of common shares outstanding and excludes the effects of potential common stock shares that are antidilutive. The potential shares of common stock that have been excluded from the diluted loss per share calculation above for the years ended December 31, 2009 and 2008, were as follows:

	2009	2008
Stock options	678,301	815,638
Employee Stock Purchase Plan	—	2,250
Stock warrants	505,647	2,293,147
Convertible senior notes	297,300	875,000

Potential common shares	1,481,248	3,986,035

13. Employee Benefit Plans

1993 Stock Option Plan

Vermillion has no shares of its common stock reserved for future grants to employees, directors or consultants under its 1993 Stock Option Plan (the “1993 Plan”). Under the 1993 Plan, options were granted at prices not lower than 85% and 100% of the fair market value of the common stock for non-statutory and statutory stock options, respectively. All outstanding options under the 1993 Plan are now fully vested, and unexercised options generally expire ten years from the date of grant. At December 31, 2009 and 2008, no shares of Vermillion’s common stock were subject to repurchase by Vermillion. Since Vermillion’s initial public offering, no options have been granted under the 1993 Plan. There were no option exercises for the years ended December 31, 2009 and 2008.

2000 Stock Plan

Under the Amended and Restated 2000 Stock Plan (the “2000 Plan”), options may be granted at prices not lower than 85% and 100% of the fair market value of the common stock for non-statutory and statutory stock options, respectively. Options generally vest monthly over a period of four years and unexercised options generally expire ten years from the date of grant. At December 31, 2009, Vermillion had 6,553,859 shares of its common stock reserved for future stock option grants to employees, directors and consultants under the 2000 Plan. There were no option exercises for the years ended December 31, 2009 and 2008. No additional shares of Vermillion’s common stock were reserved for issuance under the 2000 Plan for the years ended December 31, 2009 and 2008.

2000 Employee Stock Purchase Plan

The Amended and Restated 2000 Employee Stock Purchase Plan (the “2000 ESPP”) provides for eligible employees to purchase Vermillion’s common stock through payroll deductions during six-month offering periods. Each offering period begins on May 1 or November 1 and ends October 31 or April 30, respectively.

The 2000 ESPP provides for the purchase of Vermillion’s common stock at the lower of 85.00% of the closing price of Vermillion’s common stock on the first day of the offering period or 85.00% of the closing price of Vermillion’s common stock on the last day of the offering period. No additional Vermillion’s common stock shares were reserved for issuance under the 2000 ESPP for the years ended December 31, 2009 and 2008.

The activity related to shares available for grant under the 1993 Plan, 2000 Plan and 2000 ESPP for the years ended December 31, 2009 and 2008, were as follows:

	1993 Stock Option Plan	2000 Stock Plan	2000 Employee Stock Purchase Plan	Total
Shares available at December 31, 2007	—	6,776,983	1,373,023	8,150,006
Additional shares reserved	—	—	—	—
Options canceled / forfeited	3,000	116,149	—	119,149
Reduction in shares reserved	(3,000)	—	—	(3,000)
Options granted	—	(465,000)	—	(465,000)
Shares purchased	—	—	(3,750)	(3,750)

Shares available at December 31, 2008	—	6,428,132	1,369,273	7,797,405
Additional shares reserved	—		—	—
Options canceled	11,610	125,727	—	137,337
Reduction in shares reserved	(11,610)		—	(11,610)
Options granted	—		—	—
Shares purchased	—		—	—

Shares available at December 31, 2009	—	6,553,859	1,369,273	7,923,132

Vermillion, Inc.

(Debtor-in-Possesion)

Notes to Consolidated Financial Statements—(Continued)

The stock option activity under the 1993 Plan and 2000 Plan for the years ended December 31, 2009 and 2008, was as follows (dollars are in thousands, except weighted average exercise price):

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term
Options outstanding at December 31, 2007	469,675	$26.30	$—	7.72
Granted	465,000	1.99
Exercised	—	—
Canceled	(119,037)	15.63

Options outstanding at December 31, 2008	815,638	14.00	—	8.22
Granted	—	—
Exercised	—	—
Canceled	(137,337)	12.90

Options outstanding at December 31, 2009	678,301	$14.22	12,648	5.86

Shares exercisable:
December 31, 2009	518,704	$17.27	$8,956	5.10
December 31, 2008	411,543	$23.64	$—	7.22

Shares expected to vest:
December 31, 2009	159,597	$4.32	$3,692	8.30
December 31, 2008	329,272	$4.33	$—	9.18

Vermillion, Inc.

(Debtor-in-Possesion)

Notes to Consolidated Financial Statements—(Continued)

The range of exercise prices for options outstanding and exercisable at December 31, 2009, are as follows:

Exercise Price			Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Options Exercisable	Weighted Average Exercise Price
$0.01	-	$0.75	49,832	$0.74	4.42	49,832	$0.74
0.76	-	2.04	113,250	2.04	4.87	107,000	2.04
2.05	-	2.30	195,000	2.30	8.55	69,057	2.30
2.31	-	10.20	84,205	9.36	4.36	83,548	9.36
10.21	-	14.70	124,453	13.39	6.18	97,942	13.18
14.71	-	48.60	53,317	24.02	4.12	53,081	24.05
48.61	-	96.00	58,244	89.16	3.04	58,244	89.16

$0.01	-	$96.00	678,301	$14.22	5.86	518,704	$17.27

	Total Intrinsic Value of Options Exercised	Total Fair Value of Vested Options (in thousands)
Year ended December 31, 2009	$—	$644
Year ended December 31, 2008	$—	$754

Stock-Based Compensation

Employee Stock-based Compensation Expense

The assumptions used to calculate the fair value of options granted and shares purchasable under the 2000 Plan and 2000 ESPP that were incorporated in the Black-Scholes pricing model for the year ended December 31, 2008 was as follows:

	2000 Stock Plan	Employee Stock Purchase Plan
	2008	2008
Dividend yield	—%	—%
Volatility	79.01%	74.84%
Risk-free interest rate	3.37%	2.17%
Expected lives (years)	5.26	0.50
Weighted average fair value	$1.33	$0.25

The Company did not grant any stock options to employees or had any employees participate in the 2000 ESPP for the year ended December 31, 2009. The allocation of stock-based compensation expense by functional area for the years ended December 31, 2009 and 2008 was as follows (in thousands):

	2009	2008
Research and development	$34	$120
Sales and marketing	10	93
General and administrative	280	423

Total	$324	$636

Vermillion, Inc.

(Debtor-in-Possesion)

Notes to Consolidated Financial Statements—(Continued)

The Company has a 100.0% valuation allowance recorded against its deferred tax assets, and as a result SFAS No. 123(R) had no effect on income tax expense in the consolidated statement of operations or the consolidated statement of cash flows. As of December 31, 2009, total unrecognized compensation cost related to nonvested stock option awards was $292,000 and the related weighted average period over which it is expected to be recognized was 2.23 years.

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

Year Ended December 31, 2009
Dividend yield	—%
Volatility	84.79%
Risk-free interest rate	3.28%
Expected lives (years)	8.22
Weighted average fair value	$11.85

The stock-based compensation expense will fluctuate as the fair market value of the common stock fluctuates. In connection with stock options relating to non-employees, the Company recorded stock-based compensation allocated by functional area for the year ended December 31, 2009, as follows (in thousands).

2009
Research and development	$185
Sales and marketing	$14
General and administrative	48

Total	$247

Ciphergen Biosystems, Inc. 401(k)

The Company maintains the Ciphergen Biosystems, Inc. 401(k) Plan (the “401(k) Plan”) for its United States employees. The 401(k) Plan allows eligible employees to defer up to an annual limit of the lesser of 90.0% of eligible compensation or a maximum contribution amount subject to the Internal Revenue Service annual contribution limit,. The Company is not required to make contributions under the 401(k) Plan. As of December 31, 2009 and 2008, the Company has not contributed to the 401(k) Plan.

Vermillion, Inc.

(Debtor-in-Possesion)

Notes to Consolidated Financial Statements—(Continued)

14. Income Taxes

Domestic and foreign components of loss from continuing operations before income taxes for the years ended December 31, 2009 and 2008 are as follows (in thousands):

	2009	2008
Domestic	$(21,927)	$(17,755)
Foreign	(110)	(615)

	$(22,037)	$(18,370)

The components of the benefits (provision) for income attributable to loss from continuing operations before income taxes for the years ended December 31, 2009 and 2008 are as follows (in thousands):

	2009	2008
Federal
Current	$—	$235
Deferred	—	(259)
State	—	—
Foreign
Current	11	(16)
Deferred	—	—

	$11	$(40)

Based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company has provided a full valuation allowance against its net deferred tax assets at December 31, 2009 and 2008.

The components of deferred tax assets (liabilities) at December 31, 2009 and 2008 were as follows (in thousands):

	2009	2008
Deferred tax assets:
Depreciation and amortization	$16,387	$18,912
Other	909	874
Research and development and other credits	179	185
Net operating loses	40,340	31,638

Total deferred tax assets	57,815	51,609
Valuation allowance	(57,777)	(51,529)

Net deferred tax assets	$38	$80

Deferred tax liabilities:
Investment in foreign subsidiaries	$(10)	$(49)
Other	(29)	(31)

	$(39)	$(80)

Vermillion, Inc.

(Debtor-in-Possesion)

Notes to Consolidated Financial Statements—(Continued)

The reconciliation of the statutory federal income tax rate to the Company’s effective tax rate for the years ended December 31, 2009 and 2008 was as follows:

	2009	2008
Tax at federal statutory rate	34%	34%
State tax, net of federal benefit	4	6
Deferred tax not benefited	(28)	(43)
Change in warrant valuation	(9)	—
Other	(1)	3

Effective income tax rate	—%	—%

As of December 31, 2009, the Company has a net operating loss of approximately $101,000,000 for federal and $69,000,000 for state tax purposes. If not utilized, these carryforwards will begin to expire beginning in 2026 for federal purposes and 2016 for state purposes.

As of December 31, 2009, the Company has $5,400,000 million of net operating carryforwards from its Japan operations. If not utilized, this carryforward will begin to expire in 2012.

We believe that it is more likely than not that the benefit from certain deferred tax assets will not be realized due to the history of the operating losses in the Company. In recognition of this risk, we have provided a valuation allowance on the deferred tax assets relating to these assets. The valuation allowance was $57,777,000 at December 31, 2009, which represents an increase of $6,248,000 over 2008 primarily due to additional valuation allowance requirements on U.S. deferred tax assets.

The Company is subject to taxation in the US and various state and foreign jurisdictions. As of December 31, 2009 the Company’s tax years for 2006, 2007, 2008 and 2009 are subject to examination by the U.S. tax authorities. With few exceptions, as of December 31, 2009, the Company is no longer subject to U.S. federal, state, local or foreign examinations by tax authorities for years before 2004.

Upon adoption of ASC Topic 740-10-50 on January 1, 2007 and also at December 31, 2007 and 2008, the Company had no unrecognized tax benefits. The Company does not expect unrecognized tax benefits to change significantly over the next 12 months.

The Company recognizes interest and penalties related to unrecognized tax benefits within the interest expense line and other expense line, respectively, in the consolidated statement of operations. Accrued interest and penalties are included within the related liability lines in the consolidated balance sheet. The Company has not recorded any interest or penalties as a result of uncertain tax positions as of December 31, 2009 and 2008.

15. Other Related Party Transactions

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

16. Subsequent Events

On January 7, 2010, in connection with the Plan of Reorganization, Vermillion completed a private placement sale of 2,327,869 shares of its common stock at a price of $18.4932 per share to a group of new and existing investors for $43,050,000 in gross proceeds.

Vermillion, Inc.

(Debtor-in-Possesion)

Notes to Consolidated Financial Statements—(Continued)

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

From January 2010 through May 2010, Vermillion issued 35,923 shares of its common stock for the net exercises of its common stock warrants.

As of May 13, 2010, the fair value of the outstanding common stock warrants dated August 29, 2007, underlying the warrant liability was $12.95 per share for a total fair value of $2,919,000, which is a decrease of $2,740,000 from the December 31, 2009, total fair value of $5,659,000.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A (T).	Controls and Procedures

Disclosure Controls and Procedures. Vermillion, Inc. (“Vermillion”; Vermillion and its wholly owned subsidiaries are collectively referred to as the “Company”), formerly known as Ciphergen Biosystems, Inc., has carried out an evaluation, under the supervision and with the participation of the Company’s management, including Vermillion’s Chief Executive Officer and Interim Chief Accounting Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2009, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, Vermillion’s Chief Executive Officer and Chief Accounting Officer concluded that the Company’s disclosure controls and procedures as of December 31, 2009 were not effective because of a material weakness in internal control over financial reporting described below.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making its assessment of internal control, management used the criteria described in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

As a result of the material weakness described above, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2009, based on the criteria identified above. This Annual Report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the United States Securities and Exchange Commission (“SEC”) that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

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

Changes in Internal Control Over Financial Reporting. The Company has made no change in its internal control over financial reporting that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting during the three months ended December 31, 2009.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors of the Registrant

During 2009, there were seven directors serving on the Vermillion, Inc.’s (“Vermillion”; Vermillion and its wholly-owned subsidiaries are collectively referred to as the “Company”) Board of Directors. On March 30, 2009, Vermillion filed a voluntary petition for relief (the “Bankruptcy Filing”) under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). In connection with the Bankruptcy Filing, Kenneth J. Conway and James L. Rathmann resigned from their positions as directors on March 25, 2009; John A. Young resigned from his position as a director on March 26, 2009; and Rajen K. Dalal resigned from his position as a director on March 27, 2009. James S. Burns, John F. Hamilton and Gail S. Page continued to serve as directors after the Bankruptcy Filing was made. On March 30, 2009, Ms. Page was elected to and assumed the position of Executive Chair of the Board of Directors. On January 22, 2010, Vermillion emerged from bankruptcy under Chapter 11 of the United States Bankruptcy Code. In connection with Vermillion’s emergence from bankruptcy, William C. Wallen, Ph.D. was appointed to the Board of Directors as a Class I Director on February 1, 2010; Peter S. Roddy was appointed to the Board of Directors as a Class II Director on February 18, 2010; and Carl Severinghaus was appointed to the Board of Directors as a Class II Director on March 3, 2010.

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

The name, age, positions and offices of each director as of December 31, 2009, as of the time of such director’s resignation from the Board of Directors if such resignation occurred during the year ended December 31, 2009, or as of the date of such director’s appointment if such appointment occurred after December 31, 2009, are set forth below:

Name	Age	Positions and Offices
Class I Directors through the year ended December 31, 2009:
None

Class II Directors through the year ended December 31, 2009:
James S. Burns	63	Director

Class III Directors through the year ended December 31, 2009:
John F. Hamilton	66	Director
Gail S. Page	54	Executive Chair of the Board of Directors

Directors resigning during the year ended December 31, 2009:
James L. Rathmann (through March 25, 2009)	59	Executive Chairman of the Board of Directors; Member of Nominating and Governance Committee
Kenneth J. Conway (through March 25, 2009)	62	Director; Chairman of Compensation Committee
Rajen K. Dalal (through March 27, 2009)	57	Director; Chairman of Nominating and Governance Committee
John A. Young (through March 26, 2009)	78	Lead Outside Director; Member of Nominating and Governance Committee and Compensation Committee

Directors appointed after December 31, 2009:
William C. Wallen, Ph.D. (appointed February 1, 2010)	67	Director; Chairman of Nominating and Governance Committee, Member of Audit Committee and Compensation Committee
Peter S. Roddy (appointed February 18, 2010)	50	Director; Chairman of Audit Committee
Carl Severinghaus (appointed March 3, 2010)	58	Director; Chairman of Compensation Committee, Member of Audit Committee and Nominating and Governance Committee

A summary of the business experience of each director who served on the Board of Directors during the year ended December 31, 2009 is set forth below:

James L. Rathmann served as a director of Vermillion from its inception until his resignation on March 25, 2009, and as its Executive Chairman from December 2005 until his resignation on March 25, 2009. Additionally, he served as a member of its Nominating and Governance Committee. Mr. Rathmann serves as a director of several private companies. Mr. Rathmann has been President of Falcon Technology Management Corporation and a general partner of Falcon Technology Partners, L.P. (collectively referred to as “Falcon Technology”) since its founding in 1993. Prior to joining Falcon Technology in 1993, Mr. Rathmann was Senior Vice President of Operations at Soft-Switch, Inc. from 1984 to 1993. Mr. Rathmann received his B.A. in Mathematics from the University of Colorado and M.S. in Computer Science from the University of Wisconsin.

Kenneth J. Conway served as a director of Vermillion from April 2006 until his resignation on March 25, 2009. Additionally, he served as Chairman of its Compensation Committee. Mr. Conway also serves as a director of several private companies. Mr. Conway has been President of Starfire Ventures, a private biotech venture capital firm, since 2003. From 2000 to 2003, Mr. Conway served as Chief Executive Officer at Vitivity, Inc., a wholly-owned subsidiary of Millennium Pharmaceuticals focused on predictive medicine. Prior to founding Vitivity, Inc., Mr. Conway was President and Founder of Millennium Predictive Medicine, Inc. from 1997 to 2000. Mr. Conway spent more than 26 years with Chiron Diagnostics Corporation (formerly Ciba Corning), most recently serving as President of the U.S. Group and member of the Office of the President. Mr. Conway has also been the Senior Vice President and General Manager of Immuno Diagnostics, where he led the development and commercialization of the ACS.180, a world-leading system in automated immunodiagnostic testing, and Vice President of several business units at Chiron, as well as being Vice President of manufacturing at Corning Medical Division. Mr. Conway received his B.S. in Ceramic Engineering from Rutgers University, and attended the Dartmouth Institute Executive Program at Dartmouth College’s Tuck School of Business Administration.

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

Rajen K. Dalal served as a director of Vermillion from April 2003 until his resignation on March 27, 2009. Additionally, he served as Chairman of its Nominating and Governance Committee. Mr. Dalal is an industry consultant. Since October 2006, Mr. Dalal has served as Chief Executive Officer of Aviir, Inc., a molecular diagnostics company. From 2002 to 2005, Mr. Dalal was the President and Chief Executive Officer of Guava Technologies, Inc., a biotechnology company based on mammalian cell profiling and analysis. Prior to joining Guava Technologies, Mr. Dalal was at Chiron Corporation where he was most recently President of its Blood Testing Division. Prior to joining Chiron Corporation in 1991, Mr. Dalal was a leader of McKinsey & Company’s pharmaceuticals and technology management groups. Mr. Dalal received his bachelor’s degree in Chemistry from St. Xavier’s College, the University of Bombay; master’s degree in Biochemical Engineering from the Massachusetts Institute of Technology; and M.B.A. from the University of Chicago.

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

A summary of the business experience of each director who was appointed to the Board of Directors subsequent to December 31, 2009 is set forth below:

William C. Wallen, Ph.D. was appointed to Vermillion’s Board of Directors on February 1, 2010 and serves as its Nominating and Corporate Governance Chairman. Additionally, he is a member of Vermillion’s Audit Committee and Compensation Committee, and has served on its Scientific Advisory Board since April 2006. Dr. Wallen has been the Senior Vice President and Chief Scientific Officer of IDEXX Laboratories, Inc. (“IDEXX”) since September 2003, and will be retiring from IDEXX on March 3, 2010. Since December 2008, Dr. Wallen has also been leading its infectious disease product manufacturing operations. Dr. Wallen led IDEXX’s pharmaceutical products business from September 2003 until IDEXX sold certain product lines and restructured that business in 2008. Prior to joining IDEXX, Dr. Wallen held various positions with Bayer Corporation, most recently as Senior Vice President, Research and Development, and Head, Office of Technology for the Diagnostics Division of Bayer Healthcare. From 2001 to 2003, Dr. Wallen served as Senior Vice President and Head of Research, Nucleic Acid Diagnostics Segment; from 1999 to 2001, as Senior Vice President of Research and Development Laboratory Testing Segment; and from 1993 to 1999, as Vice President of Research and Development, Immunodiagnostic and Clinical Chemistry Business Units. Before joining Bayer Corporation, from 1990 to 1993, Dr. Wallen was Vice President, Research and Development at Becton Dickinson Advanced Diagnostics. Dr. Wallen is a member of the American Association of Clinical Chemistry, the American Society for Microbiology, American Association for Cancer Research, The Leukemia society of America, and the New York Academy of Science. Dr. Wallen has authored or co-authored 55 scientific papers and articles covering topics in immunology, virology, oncology and detection methodologies. Dr. Wallen received his B.S. in Zoology and M.S. in Microbiology from Michigan State University, and Ph.D. in Molecular Biology from University of Arizona College of Medicine.

Peter S. Roddy was appointed to Vermillion’s Board of Directors and Audit Committee on February 18, 2010. Mr. Roddy has served as Vice President and Chief Financial Officer of Pain Therapeutics, Inc. since July 2004 and as its Chief Financial Officer since November 2002. From 1990 to 2002, Mr. Roddy held a variety of senior management positions at COR Therapeutics, Inc. (now part of Takeda Pharmaceutical Company Limited), a biopharmaceutical company, including Senior Vice President, Finance and Chief Financial Officer between 2000 and 2002. Prior to 1990, Mr. Roddy held a variety of positions at Price Waterhouse & Company, Hewlett Packard Company and MCM Laboratories, Inc. Mr. Roddy received his B.S. in Business Administration from the University of California, Berkeley.

Carl Severinghaus was appointed to Vermillion’s Board of Directors on March 3, 2010 and serves as its Compensation Committee Chairman. In addition, he is a member of its Audit Committee and Nominating and Corporate Governance Committee. Mr. Severinghaus has held the position of President of Tecan Americas since 2009. He is responsible for the sales and operations for the Americas Sales Regions, including U.S., Canada, and South America. From 2007 to 2008, he was Senior Vice President of International Sales, responsible for the worldwide sales and operations of the direct and OEM sales channels. Since 2007, he has served as a member to the Executive Committee of Tecan, an internal Board responsible for implementing the Board of Directors’ worldwide strategies and goals. He was President and General Manager of Tecan from 1999 to 2006, and Vice President of Sales and National Sales Manager from 1991 to 1998. Prior to joining Tecan, he held National Sales Manager position at American Monitor Corporation from 1980 to 1991. Mr. Severinghaus received his Bachelor of Fine Arts degree in Communications and Public Speaking from Drake University in 1974. He is a member of the Analytical & Life Science Systems Association, the Association for Laboratory Science, and the American Association for Clinical Chemistry.

Executive Officers of the Registrant

The name, age, positions and offices of each executive officer of Vermillion as of December 31, 2009, or as of the time of such executive officer’s resignation if such resignation occurred during the year ended December 31, 2009, are set forth below:

Name	Age	Positions and Offices
Executive Officers resigning during the year ended December 31, 2009:
Gail S. Page (through March 27, 2009)	54	Executive Chair of the Board of Directors; President and Chief Executive Officer
Eric T. Fung, M.D., Ph.D. (through March 19, 2009)	40	Vice President and Chief Scientific Officer
Simon C. Shorter, Ph.D. (through March 27, 2009)	49	Vice President, Corporate Business Development
Qun Zhou (through March 27, 2009)	42	Controller and Interim Chief Financial Officer

Executive Officers appointed after December 31, 2009
Gail S. Page (appointed February 1, 2010)	55	Executive Chair of the Board of Directors; Chief Executive Officer
Eric T. Fung, M.D., Ph.D. . (appointed February 1, 2010)	40	Senior Vice President and Chief Science Officer
John H. Tran (appointed February 1, 2010)	34	Interim Vice President of Finance and Chief Accounting Officer
Sandra A. Gardiner (appointed April 19, 2010)	45	Vice President and Chief Financial Officer

In connection with the Bankruptcy Filing, Ms. Page resigned from her position as President and Chief Executive Officer on March 27, 2009 and was elected to and assumed the position of Executive Chair of the Board of Directors on March 30, 2009. In connection with Vermillion’s emergence from bankruptcy, Ms. Page was reappointed as President and Chief Executive Officer of Vermillion on February 1, 2010. Also in connection with the Bankruptcy Filing, Dr. Shorter resigned from his position as Vice President, Corporate Business Development on March 27, 2009; and Ms. Zhou resigned from her position as Interim Chief Financial Officer on March 27, 2009. On March 19, 2009, Dr. Fung, resigned from his position as Vice President and Chief Scientific Officer to pursue another career opportunity. On September 29, 2009, Dr. Fung rejoined Vermillion as an independent consultant, and on February 1, 2010, he was reappointed as Vermillion’s Senior Vice President and Chief Scientific Officer. On February 1, 2010, Mr. Tran was appointed as Vermillion’s Interim Vice President and Chief Accounting Officer. On April 19, 2010, Ms. Gardiner was appointed as Vermillion’s Vice President and Chief Financial Officer.

The following is a business experience summary for each executive officer, who was employed by Vermillion during the year ended December 31, 2009:

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

Simon C. Shorter, Ph.D. joined Vermillion in September 2004 and served as its Vice President, Corporate Business Development until his resignation on March 27, 2009. Prior to joining Vermillion, Dr. Shorter held a series of management positions in Research and Development, Sales and Marketing, and Business Development at Adeza Biomedical Corporation. Over a 12-year period, Dr. Shorter has developed an in-depth, practical understanding of the clinical laboratory and in vitro diagnostics (“IVD”) market segments. Dr. Shorter received his B.S. in Biological Sciences from The King’s College, University of London, United Kingdom, and M.S. in Applied Molecular Biology and Biotechnology from University College, University of London, United Kingdom. At the University of Oxford, United Kingdom, Dr. Shorter received his Ph.D. in Cellular Biology and Immunology of Human Development followed by a post doctoral research fellowship at the University of California, San Francisco in the immunological basis for the survival of fetus during human placental development.

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

A summary of the business experience of each executive officer who was appointed subsequent to December 31, 2009 is set forth below:

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

Sandra A. Gardiner was appointed to serve as Vice President and Chief Financial Officer of Vermillion on April 19, 2010. Prior to joining the Company, she has served as CFO since March 2009 at Bend Research Inc., a company that specializes in the definition, advancement, development and commercialization of pharmaceutical and health science technologies. In April 2009, she was elected to Bend Research Inc.’s board of directors. From 2004 through 2008, Ms. Gardiner served as CFO and Corporate Secretary of Lipid Sciences, Inc., responsible for all decision-making authority for all financial and administrations functions for this development-stage biotechnology company, which is engaged in research and development of products and processes to treat cardiovascular disease and viral infections. She also held positions at Cardima, Inc. and Comac and began her biotechnology career in 1988 with Advanced Cardiovascular Systems, formerly a division of Guidant, holding several positions in the Internal Audit, Accounting and Finance departments. Ms. Gardiner received her Bachelor of Science in Managerial Economics from the University of California at Davis.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires Vermillion’s executive officers and directors, and persons who own more than 10% of a registered class of Vermillion’s equity securities, to file reports of ownership and changes in ownership with the SEC and with any national securities exchange on which such securities are traded or quoted. Executive officers, directors and such stockholders are required by SEC regulation to furnish Vermillion with copies of all Section 16(a) forms they file. As a practical matter, Vermillion assists its directors and officers by completing and filing Section 16 reports on their behalf. Based solely on a review of the copies of such reports furnished to Vermillion, and the written representations of its directors and executive officers, Vermillion believes that its directors and executive officers, and persons who own more than 10% of a registered class of Vermillion’s equity securities, complied with all applicable filing requirements for the year ended December 31, 2009.

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

Vermillion, Inc.

47350 Fremont Blvd.

Fremont, California 94538

Stockholder Procedures to Nominate Directors

There were no material changes to stockholder procedures for the nomination of directors during the year ended December 31, 2009.

Audit Committee

Vermillion has a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. Prior to the Company’s Bankruptcy Filing in March, 2009, the Audit Committee consisted of directors John F. Hamilton and James S. Burns. Due to the Bankruptcy Filing, the Company’s Audit Committee was disbanded. Following the Company’s emergence from Bankruptcy, on March 11, 2010, the Board of Directors appointed Peter S. Roddy, William C. Wallen, Ph.D. and Carl Severinghaus to the Audit Committee. Mr. Roddy was appointed to serve as the Chairman of Vermillion’s Audit Committee. The Board determined that each of the three members of the Audit Committee was an “independent director” as that term is defined by the applicable listing standards of the NASDAQ Capital Market, and had sufficient knowledge in financial and auditing matters. The Board also believed that Mr. Roddy was an “audit committee financial expert” as defined under Item 407(d)(5)(ii) of Regulation S-K .

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

This report is provided by the following independent directors of the Compensation Committee:

Carl Severinghaus, Chairman

William C. Wallen, Ph.D.

Compensation Committee Interlocks and Insider Participation

None of the members of Vermillion’s Compensation Committee during the year ended December 31, 2009 was an officer or employee of Vermillion, was formerly an officer of Vermillion or had any relationship with Vermillion requiring disclosure under Item 13, except that the Company has entered into indemnification agreements with each of its directors, which require the Company to indemnify its directors to the fullest extent permitted by law in the State of Delaware.

None of Vermillion’s executive officers serves as a member of the Board of Directors or Compensation Committee of any entity that has one or more of its executive officers serving as a member of Vermillion’s Board of Directors or Compensation Committee.

Compensation Discussion and Analysis

Named Executive Officers

The NEOs for the year ended December 31, 2009, were as follows:

Name	Positions and Offices
Gail S. Page	Executive Chair of the Board; President and Chief Executive Officer
Eric T. Fung, M.D., Ph.D.	Vice President and Chief Scientific Officer
Simon C. Shorter, Ph.D.	Vice President, Corporate Business Development

Although Ms. Zhou is not NEOs, she served as the principal financial officers during the year ended December 31, 2009.

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

•

Compensation Consultant and Survey. For the year ended December 31, 2009, the Compensation Committee relied on general executive compensation information received from the Company’s Human Resource Consultant. The Compensation Committee uses formal and informal compensation surveys to benchmark the compensation of the Company’s NEOs against the compensation levels for executive officers of companies of similar size and market segments.

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

Base Salaries. Overall average base salaries are targeted at the 50th percentile of the companies with which the Company competes for labor talent. The Compensation Committee normally adjusts the base salaries for the NEOs in April of each calendar year. In 2009, due to the Bankruptcy Filing and the drastic cost-cutting measures that the Bankruptcy Filing entailed, base salaries were reduced and/or eliminated and NEOs were terminated and retained as consultants to the extent absolutely critical.

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

The Company’s incentive bonuses are measured against corporate goals which generally include Company targets, product development and management team building. In 2009, however, given that the Company had very little cash, and significant debt and expenses, no incentive bonuses were contemplated. For the year ended December 31, 2009, the Company did not pay any bonuses to the NEOs due to the Bankruptcy Filing.

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

The compensation earned by the NEOs for the years ended December 31, 2009 and 2008 was as follows:

Name and				Stock	Option	Non-Equity Incentive Plan	Change in Pension Value and Nonqualified Deferred Compensation	All Other
Principal Position	Year	Salary	Bonus	Award	Awards (6)	Compensation (7)	Earnings	Compensation		Total
Gail S. Page	2009	$87,323	$—	$—	$211,247	$—	$—	$611,520	(1)	$910,090
Director, President and Chief Executive Officer (Principal Executive Officer)	2008	364,550	—	—	207,109	—	—	29,278	(2)	600,937
Eric T. Fung, M.D., Ph.D.	2009	49,767	—	—	190,194	—	—	79,082	(3)	319,043
Vice President and Chief Scientific Officer	2008	220,550	—	—	91,165	—	—	1,203	(4)	312,918
Simon C. Shorter, Ph.D.	2009	48,990	—	—	9,246	—	—	179,922	(5)	238,157
Vice President, Corporate Business Development	2008	204,550	—	—	49,251	—	—	1,772	(4)	255,573

(1)

Amount represents Ms. Page’s accrued severance of $365,753 and consulting income of $189,856. Due to the Bankruptcy Filing, Ms. Page was not paid for her service as Executive Chair of the Board of Directors.

(2)	Amount represents Ms. Page’s health expense reimbursement program of $538 and car allowance of $28,740.
(3)	Amount represents Dr. Fung’s consulting income of $45,038 and PTO payout of $34,044.
(4)	Amount represents health expense reimbursement program.
(5)	Amount represents Dr. Shorter’s health care reimbursement payment of $1,098, PTO payout of $25,087, and accrued severance of $153,737.
(6)

For awards of option, the aggregate grant date fair value is computed in accordance with FASB ASC Topic 718 (column (f)). See Stock-Based Compensation section of Note 13, Employee Benefit Plans, of the audited consolidated financial statements and the accompanying notes in Part II Item 8, “Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K

(7)	Amount represents annual performance bonus.

For the years ended December 31, 2009 and 2008, the NEOs did not exercise any stock options. The outstanding equity awards held by the NEOs as of December 31, 2009, were as follows:

	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options -	Number of Securities Underlying Unexercised Options – Unexer-	Equity Incentive Plan Awards: Number of Securities Underlying Unearned	Option Exercise	Option Expiration	Number of Shares or Units of Stock that have not	Market Value of Shares or Units of Stock that have not	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that have not
Name	Exercisable	cisable	Options	Price	Date (1)	Vested	Vested	Vested	Vested
Gail S. Page	44,270	80,730	—	$2.30	7/17/2018	—	—	—	—
	23,998	12,001	—	14.70	4/25/2017	—	—	—	—
	21,874	3,126	—	12.00	6/6/2016	—	—	—	—
	39,999	—	—	9.00	12/19/2015	—	—	—	—
	12,500	—	—	21.90	8/4/2015	—	—	—	—
	9,999	—	—	29.60	2/8/2015	—	—	—	—
	24,998	—	—	92.70	1/7/2014	—	—	—	—
Eric T. Fung, M.D., Ph.D.	14,166	25,834	—	2.30	7/17/2018	—	—	—	—
	15,998	8,001	—	14.70	4/25/2017	—	—	—	—
	6,562	938	—	12.00	6/6/2016	—	—	—	—
	999	—	—	9.00	12/19/2015	—	—	—	—
	2,000	—	—	21.90	8/4/2015	—	—	—	—
	2,800	199	—	18.00	4/5/2015	—	—	—	—
	999	—	—	37.00	9/15/2014	—	—	—	—
	2,499	—	—	74.70	6/3/2014	—	—	—	—
	1,999	—	—	86.40	4/1/2014	—	—	—	—
	1,000	—	—	96.00	6/5/2013	—	—	—	—
	1,500	—	—	43.50	2/13/2013	—	—	—	—
	500	—	—	45.30	6/6/2012	—	—	—	—
	499	—	—	56.00	11/8/2011	—	—	—	—
	599	—	—	63.80	6/7/2011	—	—	—	—

(1)

Stock options vest ratably on a monthly basis either over a 24 month, 48 month or 60 month period, commencing on the date of the grant. Each option expires 10 years after the date of the grant or, in the case of an incentive stock option, such shorter term as may be provided in the applicable agreement.

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

The 2008 compensation program was not followed during the Company’s Bankruptcy Filing in 2009. After the resignation of four directors in March, 2009, the Board was composed of Ms. Page, Mr. Burns and Mr. Hamilton. None of them were compensated for cash, nor were they granted any option awards, except for Mr. Hamilton, who was paid $5,000 for the year of 2009. In recognition of their services during the Bankruptcy Filing, the Bankruptcy Court approved a Management Incentive Plan on April 14, 2010. Under the Management Incentive Plan, Vermillion is directed to distribute an aggregate of $5,000,000 in cash and 302,541 shares of restricted stock in Incentive Plan to these three directors. The total Management Incentive Plan cash payments and restricted stock awards are to be allocated to Ms. Page, Mr. Burns and Mr. Hamilton on a 60%-20%-20% basis, respectively. Such Management Incentive Plan compensation is not attributable to the three directors as compensation for the year of 2009 because the Company did not receive approval to make the awards (and did not in fact make any cash or restricted stock awards) until April 2010. The restricted stock awards do, however, provide for retroactive vesting credit for 1/24th of the total award on each monthly anniversary of the vesting commencement date (June 22, 2009). The Company will report all Management Incentive Plan compensation in relevant SEC filings for the year 2010.

The compensation earned by Vermillion’s outside directors for the year ended December 31, 2009 was as follows:

Name	Fees Earned or Paid in Cash (1)	Stock Awards	Option Awards (2)	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
James S. Burns	$—	$—	$12,100	$—	$—	$—	$12,100
Kenneth L. Conway	—	—	4,260	—	—	—	4,260
Rajen K. Dalal	—	—	4,260	—	—	—	4,260
John F. Hamilton	5,000	—	19,853	—	—	—	24,853
James L. Rathmann	—	—	5,410	—	—	—	5,410
John A. Young	—	—	3,877	—	—	—	3,877

Total	$5,000	$—	$49,760	$—	$—	$—	$54,760

(1)	All outside directors, except John F. Hamilton, elected to receive their fees for the year ended December 31, 2009, in the form of options to purchase Vermillion’s common stock in lieu of cash.
(2)

For awards of option, the aggregate grant date fair value is computed in accordance with FASB ASC Topic 718 (column (f)). See Stock-Based Compensation section of Note 13, Employee Benefit Plans, of the audited consolidated financial statements and the accompanying notes in Part II Item 8, “Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information known to Vermillion, Inc. (“Vermillion”) regarding beneficial ownership of its common stock on a post 1-for-10 reverse split basis as of December 31, 2009, by (i) each person known by Vermillion to be the beneficial owner of more than five percent of the outstanding shares of its common stock as of December 31, 2009, (ii) each director of Vermillion as of December 31, 2009, (iii) each named executive officer of Vermillion as of December 31, 2009, and (iv) the directors and executive officers of Vermillion as of December 31, 2009 as a group. All shares are subject to the named person’s sole voting and investment power unless otherwise indicated.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (the “SEC”). Shares of common stock, which are issued and outstanding, are deemed to be beneficially owned by any person who has or shares voting or investment power with respect to such shares. Shares of common stock which are issuable upon exercise of options or warrants are deemed to be issued and outstanding and beneficially owned by any person who has or shares voting or investment power over such shares only if the options or warrants in question are exercisable within 60 days of December 31, 2009, and, in any event, solely for purposes of calculating that person’s percentage ownership of Vermillion’s common stock (and not for purposes of calculating the percentage ownership of any other person).

The number of shares of Vermillion’s common stock deemed outstanding and used in the denominator for determining percentage ownership for each person equals (i) 7,918,705 shares of common stock outstanding as of December 31, 2009, plus (ii) such number of shares of common stock as are issuable pursuant to options, warrants or convertible securities held by that person (and excluding options, warrants and convertible securities held by other persons) which may be exercised within 60 days of December 31, 2009.

Name and Address of Beneficial Owner	Number of Common Stock Shares Beneficially Owned	Percentage of Outstanding Shares Beneficially Owned
Beneficial Owners more than 5%:
Black Horse Capital LP (1) 338 S. Sharon Amity Rd., #202 Charlotte NC 28211.	602,819	7.38
Falcon Technology Partners, L.P. (1) (2) 102 Atlee Circle Berwyn, PA 19312	430,686	5.44
Phronesis Partners, L.P. (1)(3) 180 E. Broad Street #1704 Columbus, OH 43215	662,943	8.37
Quest Diagnostics Incorporated (1)(4) 1290 Wall Street West Lyndhurst, NJ 07071	1,271,071	15.26

Directors and Named Executive Officers:
James S. Burns (5)	40,400	*
John F. Hamilton (6)	25,833	*
Eric T. Fung, M.D., Ph.D. (7)	57,456	*
Gail S. Page (8)	188,768	*
Qun Zhou (9)	10,510	*

All Directors and Executive Officers as a Group (5 persons)	322,967	3.92

*	Less than 1%.
(1)	Based on filings by such owner with the SEC.
(2)

Includes 250,000 shares issuable upon the conversion of Notes which are convertible within 60 days of December 31, 2009. Mr. Rathmann, the Executive Chairman of Vermillion’s Board of Directors from December 2005 to March 25, 2009, is the general partner of Falcon Technology Partners, L.P. and has sole voting and investment power over the shares and warrants held by Falcon Technology Partners, L.P.

(3)	James E. Wiggins is the general partner of Phronesis Partners, L.P. and exercises sole voting and investment control over the shares and warrants owned by Phronesis Partners, L.P
(4)

Includes 410,476 shares issuable pursuant to warrants exercisable within 60 days of December 31, 2009. Quest Diagnostics Incorporated is a publicly-held company. Quest Diagnostics Incorporated’s executive officers are responsible for running the business of the company and thus, exercise voting and investment control over the shares and warrants are owned by Quest Diagnostics Incorporated.

(5)	Includes 40,400 shares issuable upon exercise of options exercisable within 60 days of December 31, 2009.
(6)	Includes 25,833 shares issuable upon exercise of options exercisable within 60 days of December 31, 2009.
(7)	Includes 55,196 shares issuable upon exercise of options exercisable within 60 days of December 31, 2009.
(8)	Includes 185,386 shares issuable upon exercise of options exercisable within 60 days of December 31, 2009.
(9)	Includes 10,260 shares issuable upon exercise of options exercisable within 60 days of December 31, 2009.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

For the years ended December 31, 2009 and 2008, Vermillion, Inc. (“Vermillion”) and subsidiaries’ (collectively referred to as the “Company”) did not engage in nor does the Company currently proposes to engage in any transaction or series of similar transactions to which the Company was or is to be a party in, which the amount involved exceeds $120,000 and in which any director, executive officer, holder of more than 5% of Vermillion’s common stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest other than (1) compensation agreements and other arrangements, which are described in Part III Item 11, “Executive Compensation”, under the section entitled “Compensation Discussion and Analysis - Named Executive Officer Compensation” of this Annual Report on Form 10-K, and (2) the transactions described below.

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

In connection with the Company’s Chapter 11 bankruptcy filings, on October 16, 2009, the Bankruptcy Court gave final approval for Vermillion to enter into a Debtor-In-Possession Credit and Security Agreement (the “Loan Agreement”) with Quest and to assume under Section 365 of the United States Bankruptcy Code (the “Bankruptcy Code”) the Amended Strategic Alliance Agreement. In connection with the assumption of the Amended Strategic Alliance Agreement, Vermillion also assumed certain other agreements with Quest related to the Amended Strategic Alliance Agreement, including the pre-petition warrants for the purchase of Vermillion’s common stock. Under the Loan Agreement, Quest has agreed to provide a debtor-in-possession loan to Vermillion of up to $1,500,000 (the “DIP Financing”). The DIP Financing is secured by a first lien on substantially all of Vermillion’s assets and bears interest at the prime rate plus 0.5% per annum. The DIP Financing matures at the effective date of a plan of reorganization or February 28, 2010, if earlier. Under the Loan Agreement, Vermillion is bound by customary affirmative and negative covenants, including covenants with respect to the use of the funds provided by Quest, and customary events of default—including non-payment, breach of covenants and material breach of the Amended Strategic Alliance Agreement—that may result in acceleration of outstanding amounts, if any, under the Loan Agreement. The Company received $400,000 under this agreement on October 27, 2009. On January 22, 2010, the Company repaid the $400,000 and interest of $4,000.

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

Review and Approval of Transactions with Related Persons

The Company’s written corporate governance guidelines require all members of the Board of Directors to inform the Audit Committee of the Board of Directors of all types of transactions between themselves (directly or indirectly) and the Company, prior to their conclusion, even if such transactions are in the ordinary course of business. The Audit Committee reviews and approves all related party transactions for which Audit Committee approval is required by applicable law or the rules of the NASDAQ Stock Market. The guidelines also provide that the Board of Directors should ensure that there is no abuse of corporate assets or unlawful related party transactions. Vermillion’s corporate governance guidelines are posted under the Investor Relations section of its website, www.vermillion.com.

Director Independence

All directors, except for Ms. Page, are an independent director as defined by Rule 4200(a)(15) of the NASDAQ Stock Market listing standards. There is no family relationship between any director or executive officer of the Company, on the one hand, and any other director or executive officer of the Company, on the other hand. Additionally, there are no arrangements or understandings between any director or executive officer and any other person pursuant to which he or she is or was to be selected as a director or officer of the Company.

Item 14.	Principal Accounting Fees and Services

Fees for professional services rendered by PricewaterhouseCoopers LLP, independent registered public accounting firm, to Vermillion, Inc. (“Vermillion”) and its wholly owned subsidiaries (collectively the “Company”) for the years ended December 31, 2009 and 2008, were as follows:

	2009	2008
Audit fees (1)	$—	$556,000
Audit-related fees (2)	—	23,000
Tax fees (3)	—	—
All other fees (4)	2,500	2,000

Total	$2,500	$581,000

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

1.

The following consolidated financial statements of Vermillion, Inc. and subsidiaries are filed as part of this Annual Report on Form 10-K under Part II Item 8—Financial Statements and Supplementary Data:

2.

All financial schedules have been omitted because the information is inapplicable or presented in the consolidated financial statements or notes thereto under Part II Item 8 - Financial Statements and Supplementary Data.

3.	Exhibits:

Index to Exhibits

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

2.1	Disclosure Statement for Debtor’s (Vermillion, Inc.’s) Plan of Reorganization Under Chapter 11 of the Bankruptcy Code dated November 24, 2009	8-K	000-31617	99.1	November 25, 2009

2.2	Disclosure Statement for Debtor’s (Vermillion, Inc.’s) First Amended Plan of Reorganization Under Chapter 11 of the Bankruptcy Code dated December 3, 2009	8-K	000-31617	99.1	December 4, 2009

2.3	Findings of Fact, Conclusions of Law and Order Confirming Debtor’s (Vermillion Inc.’s) Second Amended Plan of Reorganization Under Chapter 11 of the Bankruptcy Code dated January 7, 2010	8-K	000-31617	2.1	January 12, 2010

3.1	Fourth Amended and Restated Certificate of Incorporation of Vermillion, Inc. dated January 22, 2010	8-K	000-31617	3.1	January 25, 2010

3.2	Third Amended and Restated Certificate of Incorporation of Vermillion, Inc.	8-K	000-31617	3.1	March 3, 2008

3.3	Second Amended and Restated Certificate of Incorporation of Vermillion, Inc.	S-1	333-146354	3.1	September 27, 2007

3.4	Amended and Restated Bylaws of Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.)	S-1/A	333-32812	3.4	August 24, 2000

4.1	Form of Vermillion, Inc.’s (formerly Ciphergen Biosystems, Inc.) Common Stock Certificate	S-1/A	333-32812	4.1	August 24, 2000

4.2	Indenture between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and U.S. Bank National Association dated August 22, 2003	S-3	333-109556	4.1	October 8, 2003

4.3	First Supplemental Indenture between Vermillion, Inc. and U.S. Bank National Association dated December 11, 2008	8-K	000-31617	10.1	December 17, 2008

4.4	Indenture between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and U.S. Bank National Association dated November 15, 2006	8-K	000-31617	4.1	November 21, 2006

4.5	Preferred Shares Rights Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Continental Stock Transfer & Trust Company dated March 20, 2002	8-A	000-31617	4.2	March 21, 2002

Index to Exhibits

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

4.6	Amendment to Rights Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Wells Fargo Bank, N.A. dated July 22, 2005	8-K	000-31617	4.4	July 28, 2005

4.7	Second Amendment to Rights Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Wells Fargo Bank, N.A. dated September 30, 2005	8-K	000-31617	4.5	October 4, 2005

4.8	Third Amendment to Rights Agreement between Vermillion, Inc. and Wells Fargo Bank, N.A., dated September 11, 2007	8-K	000-31617	10.1	September 12, 2007

10.1	Fourth Amended and Restated Investors Rights Agreement dated March 3, 2000	S-1	333-32812	10.2	March 20, 2000

10.2	1993 Stock Option Plan	S-1	333-32812	10.3	March 20, 2000

10.3	Form of Stock Option Agreement	S-1/A	333-32812	10.4	August 24, 2000

10.4	2000 Stock Plan and related form of Stock Option Agreement	S-1/A	333-32812	10.5	August 4, 2000

10.5	Amended and Restated 2000 Employee Stock Purchase Plan	10-Q	000-31617	10.6	November 14, 2007

10.6	Vermillion, Inc. 2010 Stock Incentive Plan	8-K	000-31617	10.1	February 12, 2010

10.7	Ciphergen Biosystems, Inc. 401(k) Plan	10-K	000-31617	10.7	March 22, 2005

10.8	Registration Rights Agreement dated August 22, 2003, of Vermillion, Inc.’s (formerly Ciphergen Biosystems, Inc.) 4.50% Convertible Senior Notes due September 1, 2008	S-3	333-109556	10.1	October 8, 2003

10.9	Form of Exchange and Redemption Agreement dated November 3, 2006, between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and certain holders of its 4.50% Convertible Senior Notes due September 1, 2008	8-K	000-31617	10.55	November 6, 2006

10.10	Registration Rights Agreement dated November 15, 2006, between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Initial Purchasers of its 7.00% Convertible Senior Notes due September 1, 2011	8-K	000-31617	10.1	November 21, 2006

10.11	Letter Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Oppenheimer & Co. Inc. dated August 3, 2006	S-1/A	333-146354	10.46	November 27, 2007

10.12	Warrant with Oppenheimer & Co. Inc. dated August 3, 2006	S-1/A	333-146354	10.47	November 27, 2007

Index to Exhibits

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

10.13	Warrant with Oppenheimer & Co. Inc. dated November 15, 2006	S-1/A	333-146354	10.48	November 27, 2007

10.14	Engagement Letter between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Oppenheimer & Co. Inc. dated August 3, 2006	S-1/A	333-146354	10.49	November 27, 2007

10.15	Placement Agent Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Oppenheimer & Co. Inc. dated March 28, 2007	S-1/A	333-146354	10.61	November 27, 2007

10.16	Securities Purchase Agreement by and among Vermillion, Inc. and the purchasers party thereto dated August 23, 2007	S-1	333-146354	10.57	September 27, 2007

10.17	Form of Warrant	10-Q	000-31617	10.51	November 14, 2007

10.18	Form of Securities Purchase Agreement between Vermillion, Inc. and the purchasers party thereto dated December 24, 2009	8-K	000-31617	10.1	December 29, 2009

10.19	Employment Agreement between Gail Page and Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) dated December 31, 2005	10-K	000-31617	10.39	March 17, 2006

10.20	Amended and Restated Employment Agreement between Gail S. Page and Vermillion, Inc. dated November 13, 2008	8-K	000-31617	10.1	November 19, 2008

10.21	Employment Agreement with Sandra A. Gardiner and Vermillion, Inc. dated April 9, 2010	8-K	000-31617	10.1	April 22, 2010

10.22	Form of Severance Agreement between key executive employees and Vermillion, Inc.	8-K	000-31617	10.1	August 29, 2008

10.23	Separation Agreement and Release between Debra A. Young and Vermillion, Inc. dated November 1, 2007	8-K	000-31617	10.1	November 5, 2007

10.24	Form of Proprietary Information Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and certain of its employees	S-1/A	333-32812	10.9	August 24, 2000

10.25	Consulting Agreement between Richard G. Taylor and Vermillion, Inc. dated August 26, 2008	8-K	000-31617	10.1	August 29, 2008

Index to Exhibits

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

10.26	Lease Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and John Arrillaga, Trustee of the John Arrillaga Survivor’s Trust and Richard T. Peery, Trustee of the Richard T. Peery Separate Property Trust, dated January 28, 2000, and Amendment No. 1 dated August 8, 2000	S-1/A	333-32812	10.12	September 27, 2000

10.27	MAS License Agreement with IllumeSys Pacific, Inc. dated April 7, 1997	S-1/A	333-32812	10.23	August 24, 2000

10.28	MAS License Agreement with Ciphergen Technologies, Inc. (formerly ISP Acquisition Corporation) dated April 7, 1997	S-1	333-32812	10.24	August 24, 2000

10.29	Settlement Agreement and Mutual General Release by and among Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.), IllumeSys Pacific, Inc., Ciphergen Technologies, Inc., Molecular Analytical Systems, Inc., LumiCyte, Inc. and T. William Hutchens dated May 28, 2003 †	8-K	000-31617	99.2	June 11, 2003

10.30	Assignment Agreement by and among Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.), IllumeSys Pacific, Inc., Ciphergen Technologies, Inc., Molecular Analytical Systems, Inc., LumiCyte, Inc. and T. William Hutchens dated May 28, 2003 †	8-K	000-31617	99.3	June 11, 2003

10.31	License Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Molecular Analytical Systems, Inc. dated May 28, 2003 †	8-K	000-31617	99.4	June 11, 2003

10.32	Collaborative Research Agreement between University College London, UCL Biomedica plc and Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) dated September 22, 2005 †	10-K	000-31617	10.54	March 17, 2006

10.33	Distribution and Marketing Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Ciphergen Biosystems KK dated March 24, 1999	S-1/A	333-32812	10.26	September 22, 2000

10.34	Strategic Alliance Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Quest Diagnostics Incorporated dated July 22, 2005	8-K	000-31617	10.44	July 28, 2005

Index to Exhibits

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

10.35	Amendment to Strategic Alliance Agreement between Vermillion, Inc. and Quest Diagnostics Incorporated dated October 7, 2009	8-K	000-31617	10.2	October 21, 2009

10.36	Stock Purchase Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Quest Diagnostics Incorporated dated July 22, 2005	8-K	000-31617	10.45	July 28, 2005

10.37	Warrant between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Quest Diagnostics Incorporated dated July 22, 2005	8-K	000-31617	10.46	July 22, 2005

10.38	Amendment to Warrant between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Quest Diagnostics Incorporated dated August 29, 2007	8-K	000-31617	10.2	August 29, 2007

10.39	Letter Agreement between Vermillion, Inc. and Quest Diagnostics Incorporated dated August 29, 2007	S-1	333-146354	10.38	September 27, 2007

10.40	Credit Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Quest Diagnostics Incorporated dated July 22, 2005	8-K	000-31617	10.47	July 28, 2005

10.41	Debtor-In-Possession Credit and Security Agreement between Vermillion, Inc. and Quest Diagnostics Incorporated dated October 7, 2009	8-K	000-31617	10.1	October 21, 2009

10.42	Memorialization Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Quest Diagnostics Incorporated dated January 12, 2006	S-1	333-146354	10.40	September 27, 2007

10.43	Patent Security Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Quest Diagnostics Incorporated dated July 22, 2005	8-K	000-31617	10.48	July 28, 2005

10.44	Asset Purchase Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Bio-Rad Laboratories, Inc. dated August 14, 2006	14a	000-31617	Annex A	September 12, 2006

10.45	Amendment to Asset Purchase Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Bio-Rad Laboratories, Inc. dated November 13, 2006	S-1	333-146354	10.47	September 27, 2007

Index to Exhibits

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

10.46	Stock Purchase Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Bio-Rad Laboratories, Inc. dated November 13, 2006	S-1	333-146354	10.48	September 27, 2007

10.47	Transition Services Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Bio-Rad Laboratories, Inc. dated November 13, 2006 †	S-1/A	333-146354	10.53	November 27, 2007

10.48	Amendment No. 1 to Transition Services Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Bio-Rad Laboratories, Inc. dated May 11, 2007	S-1	333-146354	10.50	September 27, 2007

10.49	Amendment No. 2 to Transition Services Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Bio-Rad Laboratories, Inc. dated June 15, 2007	S-1	333-146354	10.51	September 27, 2007

10.50	Manufacture and Supply Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Bio-Rad Laboratories, Inc. dated November 13, 2006 †	S-1/A	333-146354	10.56	November 27, 2007

10.51	Amendment No. 1 to Manufacture and Supply Agreement between Vermillion, Inc. and Bio-Rad Laboratories, Inc. dated August 27, 2007	S-1	333-146354	10.53	September 27, 2007

10.52	Cross License Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Bio-Rad Laboratories, Inc. dated November 13, 2006 †	S-1/A	333-146354	10.58	November 27, 2007

10.53	Sublicense Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Bio-Rad Laboratories, Inc. dated November 13, 2006	S-1	333-146354	10.13	September 27, 2007

10.54	Letter Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Bio-Rad Laboratories, Inc. dated November 13, 2006	S-1	333-146354	10.55	September 27, 2007

10.55	Sublease Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Bio-Rad Laboratories, Inc. dated November 13, 2006 †	S-1/A	333-146354	10.60	November 27, 2007

21.0	Subsidiaries of Registrant					☒

Index to Exhibits

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					☒

31.2	Certification of the Chief Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					☒

32.0	Certification of the Chief Executive Officer and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					(1)

(1)	Furnished herewith
†	Certain portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission. Confidential treatment has been requested with respect to such omitted portions.

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

Name	Title	Date

/S/ GAIL S. PAGE	Executive Chairperson, President and Chief Executive Officer (Principal Executive Officer)	May 20, 2010
Gail S. Page

/S/ JOHN H. TRAN	Vice President of Finance and Chief Accounting Officer (Principal Financial and Accounting Officer)	May 20, 2010
John H. Tran

/S/ JAMES S. BURNS	Director	May 20, 2010
James S. Burns

/S/ JOHN F. HAMILTON	Director	May 20, 2010
John F. Hamilton

/S/ PETER S. RODDY	Director	May 20, 2010
Peter S. Roddy.

/S/ WILLIAM C. WALLEN, PH.D.	Director	May 20, 2010
William C. Wallen, Ph.D.

/S/ CARL SEVERINGHAUS	Director	May 20, 2010
Carl Severinghaus