Form 10-Q
period 2010-03-31
VERMILLION, INC.
filed 2010-05-24
CIK 926617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2010.

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

Vermillion, Inc.

Consolidated Balance Sheets

(Amounts in Thousands, Except Share and Par Value Amounts)

(Unaudited)

	March 31, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$37,734	$3,440
Accounts receivable	24	—
Prepaid expenses and other current assets	305	454

Total current assets	38,063	3,894
Property and equipment, net	143	189
Long-term investments, at fair value	526	526

Total assets	$38,732	$4,609

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$2,731	$2,227
Accrued liabilities	3,170	1,903
Accrued incentive plan with related parties	7,485	—
Debtor-in-possession loan with related party	—	400
Deferred revenue	1,220	—

Total current liabilities	14,606	4,530
Long-term debt owed to related party	7,000	10,000
Convertible senior notes	5,000	—
Warrant liability	4,884	5,659
Long-term deferred revenue	1,731	—
Liabilities subject to compromise	—	11,737

Total liabilities	33,221	31,926
Commitments and contingencies (see Note 6)

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding at March 31, 2010 and December 31, 2009, respectively	—	—

Common stock, $0.001 par value, 150,000,000 shares authorized at March 31, 2010 and December 31, 2009; 10,298,696 and 7,918,705 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	10	8
Additional paid-in capital	296,609	252,196
Accumulated deficit	(291,061)	(279,475)
Accumulated other comprehensive loss	(47)	(46)

Total stockholders’ equity (deficit)	5,511	(27,317)

Total liabilities and stockholders’ equity (deficit)	$38,732	$4,609

See accompanying notes to the consolidated financial statements.

Vermillion, Inc.

Consolidated Statements of Operations

(Amounts in Thousands, Except Share and Per Share Amounts)

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Revenue:
License revenue	$73	$—

Total revenue	73	—

Gross profit	73	—

Operating expenses:
Research and development	748	538
Sales and marketing	193	412
General and administrative	2,136	1,178

Total operating expenses	3,077	2,128

Loss from operations	(3,004)	(2,128)

Interest income	6	9
Interest expense	(143)	(482)
Change in fair value and exercise of warrants, net	(6)	(4)
Reorganization items	(1,332)	(201)
Reorganization items - related party incentive plan	(6,932)	—
Debt conversion costs	(141)	—
Other income (expense), net	(34)	2

Loss before income taxes	(11,586)	(2,804)
Income tax expense	—	(11)

Net loss	$(11,586)	$(2,815)

Loss per share - basic and diluted	$(1.14)	$(0.44)

Weighted average common shares used to compute basic and diluted net loss per common share	10,131,758	6,383,916

See accompanying notes to the consolidated financial statements.

Vermillion, Inc.

Consolidated Statements of Changes in Stockholders’ Equity (Deficit) and Comprehensive Loss

(Amounts in Thousands, Except Share Amounts)

(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)	Comprehensive Loss
	Shares	Amount
Balance at December 31, 2008	6,383,916	$6	$228,560	$(257,472)	$(162)	$(29,068)
Net loss	—	—	—	(2,815)	—	(2,815)	$(2,815)
Foreign currency translation adjustment	—	—	—	—	(8)	(8)	(8)

Comprehensive loss							$(2,823)

Cumulative effect of a change in accounting principle to reclassify certain warrants to warrant liability	—	—	—	(21)	—	(21)
Cumulative effect adjustment to reclassify a portion of previously recognized other-than-temporary impairment of auction rate securities	—	—	—	66	(66)	—
Stock-based compensation charge	—	—	133	—	—	133

Balance at March 31, 2009	6,383,916	$6	$228,693	$(260,242)	$(236)	$(31,779)

Balance at December 31, 2009	7,918,705	$8	$252,196	$(279,475)	$(46)	$(27,317)
Net loss	—	—	—	(11,586)	—	(11,586)	$(11,586)
Foreign currency translation adjustment	—	—	—	—	(1)	(1)	(1)

Comprehensive loss							$(11,587)

Common stock issued in conjunction with January private placement sale, net of issuance costs	2,327,869	2	42,780	—	—	42,782
Warrant exercises, net of issuance cost	35,839	—	779	—	—	779
Conversion of convertible senior notes, net of issuance cost	16,283	—	458	—	—	458
Stock-based compensation charge	—	—	396	—	—	396

Balance at March 31, 2010	10,298,696	$10	$296,609	$(291,061)	$(47)	$5,511

See accompanying notes to the consolidated financial statements.

Vermillion, Inc.

Consolidated Statements of Cash Flows

(Amounts in Thousands)

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(11,586)	$(2,815)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in warrant value and warrant exercise	6	4
Non-cash license revenue	(73)	—
Depreciation and amortization	46	95
Debt conversion costs	141	—
Stock-based compensation expense	396	133
Amortization of debt discount	—	45
Amortization of debt issuance costs	—	9
Write-off of debt issuance costs and discounts related to debt subject to compromise	—	93
Changes in operating assets and liabilities:
Accounts receivable	(24)	31
Prepaid expenses and other current assets	149	(32)
Accounts payable and accrued liabilities	(1,059)	729
Deferred revenue	24	—
Accrued incentive plan with related parties	7,485	—
Reorganization items	(1,218)	—

Net cash used in operating activities	(5,713)	(1,708)

Cash flows from financing activities:
Principal repayment of debtor-in-possession loan financing with related party	(400)	—
Principal repayment of 4.50% convertible senior notes	(2,195)	—
Proceeds from private placement offering of common stock, net of issuance costs	42,782	—
Issuance costs related to stock warrant exercises	(133)	—
Issuance costs related to conversion of convertible senior notes	(46)	—

Net cash provided by financing activities	40,008	—

Effect of exchange rate changes on cash and cash equivalents	(1)	(8)

Net increase (decrease) in cash and cash equivalents	34,294	(1,716)
Cash and cash equivalents, beginning of period	3,440	2,464

Cash and cash equivalents, end of period	$37,734	$748

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,108	$67
Non-cash investing and financing activities:
Principal reduction from conversion of senior convertible notes	$(170)	$—
Principal reduction from forgiveness of Quest secured line of credit	(3,000)	—
Issuance of common stock from warrant exercise	912	—
Issuance of common stock from conversion of principal and interest for senior convertible notes	504	—
Cumulative effect of change in accounting principle - warrant liability	—	(21)
Cumulative effect of change in accounting principle - unrealized loss on investments	—	66

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

Liquidity

The Company has incurred significant net losses and negative cash flows from operations since inception. At March 31, 2010, the Company had an accumulated deficit of $291,061,000. On November 13, 2006, the Company completed the sale of assets and liabilities of the Company’s protein research products and collaborative services business (the “Instrument Business Sale”) to Bio-Rad Laboratories, Inc. (“Bio-Rad”). On March 30, 2009, the Company filed a voluntary petition for relief (the “Bankruptcy Filing”) under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). On January 7, 2010, in connection with the Second Amended Plan of Reorganization under Chapter 11 of the United States Bankruptcy Code (“Plan of Reorganization”), Vermillion completed a private placement sale of 2,327,869 shares of its common stock to a group of new and existing investors for $43,050,000 in gross proceeds. Subsequently on January 22, 2010, the confirmation order issued by the Bankruptcy Court for approving the Company’s Plan of Reorganization became final and all conditions precedent to January 22, 2010 were satisfied or waived. Accordingly, the Company emerged from bankruptcy under Chapter 11 (see Note 2). On March 9, 2010, the Company commercially launched the OVA1 Test. Given that the OVA1 Test was only recently launched, Vermillion would not expect significant revenues unless and until sales the OVA1 Test continue their significant growth for some period of time.

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

There can be no assurance that the Company will be able to obtain such financing, or obtain it on acceptable terms. If the Company is unable to obtain financing on acceptable terms it may be unable to execute its business plan. Also, the Company could be required to reduce the scope of or eliminate its sales and marketing and research and development activities or not be able to pay its convertible senior notes.

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

Vermillion, Inc.

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

The unaudited consolidated financial statements and related disclosures have been prepared with the presumption that users of the interim unaudited consolidated financial statements have read or have access to the audited consolidated financial statements for the preceding fiscal year. The consolidated balance sheet at December 31, 2009, has been derived from the audited financial statements at that date but does not include all the information and footnotes required by GAAP. Accordingly, these unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2009, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on May 20, 2010.

The Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC” or “Codification”) 852 “Reorganizations” applied to the Company’s financial statements while the Company operated under the provisions of Chapter 11. ASC 852 does not change the application of generally accepted accounting principles in the preparation of financial statements. However, for periods including and subsequent to the filing of the Chapter 11 petition ASC 852 does require that the financial statements distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain expenses that were realized or incurred during the Chapter 11 proceedings have been classified as “reorganization items” on the accompanying condensed consolidated statements of operations. In addition, pre-petition obligations that were impacted by the Plan were classified as “liabilities subject to compromise” on the consolidated balance sheet as of December 31, 2009. Upon emergence from bankruptcy, the Company reclassified the pre-petition obligations back to accounts payable, accrued liabilities and convertible senior notes on the consolidated balance sheet as of March 31, 2010.

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

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in its Annual Report on Form 10-K for the year ended December 31, 2009, which was filed with the SEC on May 20, 2010, and have not changed significantly since May 20, 2010 with exception to the following:

Revenue Recognition

Product Revenue

The Company derives its revenues from product sales, which is the sale of the OVA1 Test. Product revenue for the OVA1 Tests performed are recognized when the following revenue recognition criteria are met: (1) persuasive evidence that an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. At the point in time that the Company has sufficient information to estimate the royalty rate, product revenues will be recognized on a sell-through basis according to the number of OVA1 Tests performed by the Company’s customers.

License Revenue

Under the terms of the secured line of credit with Quest Diagnostics Incorporated’s (“Quest”), portions of the borrowed principal amounts may be forgiven upon the Company’s achievement of certain milestones relating to the development, regulatory approval and commercialization of certain diagnostic tests (see Note 5). The Company accounts for forgiveness of principal debt balances as license revenues over the term of the exclusive sales period that Quest receives upon commercialization of an approved diagnostic tests. License revenue is recognized straight-line over the period of Quest’s sales exclusivity since product sales cannot be reasonably estimated at this time.

Vermillion, Inc.

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

2. Chapter 11 Bankruptcy

On March 30, 2009, the Company filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the Bankruptcy Court. The Company operated its business and managed its properties as debtors in possession while under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. On January 22, 2010, the Company emerged out of bankruptcy.

Financial Statement Presentation

The accompanying consolidated financial statements have been prepared in accordance with ASC 852, and on a going-concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the Company’s Bankruptcy Filing, such realization of assets and liquidation of liabilities is subject to uncertainty. While operating as debtors in possession under the protection of Chapter 11 of the Section 365 of the United States Bankruptcy Code (the “Bankruptcy Code”), all or some of the debtors may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the consolidated financial statements, subject to Bankruptcy Court approval or as otherwise permitted in the ordinary course of business. Further, the Company’s Plan of Reorganization could materially change the amounts and classification of items reported in the Company’s historical consolidated financial statements.

Substantially all of the Company’s pre-petition debt was in default due to the bankruptcy filing. As described below, the accompanying consolidated financial statements present the Company’s pre-petition 4.50% Convertible Senior Notes due 2009 (the “4.50% Notes”) and 7.00% Convertible Senior Notes due 2011 (the “7.00% Notes”) totaling 7,365,000 as liabilities subject to compromise at December 31, 2009.

Liabilities Subject to Compromise

As required by ASC 852, the Company has recorded liability amounts for the claims that can be reasonably estimated and believe are probable of being allowed by the Bankruptcy Court. Such claims are subject to future adjustments that may result from, among other things, negotiations with creditors, and rejection of executory contracts and unexpired leases. Liabilities subject to compromise may change due to reclassifications, settlements or reorganization activities that give rise to new claims or increases in existing claims. Upon emergence from bankruptcy in January 2010, approved claims were either paid or assumed by the Company at an agreed upon rate. Certain matters are still subject to disputes as noted below under Plan of Reorganization.

Liabilities subject to compromise in the consolidated balance sheet consisted of the following at December 31, 2009 (in thousands):

Accounts payable	$1,932
Accrued liabilities	1,696
Payroll and benefits related expenses	744
Convertible senior notes	7,365

Total liabilities subject to compromise	$11,737

Reorganization Items

Professional advisory fees and other costs directly associated with the Company’s reorganization are reported separately as reorganization items pursuant to ASC 852. Professional fees include legal fees undertaken as part of the reorganization process. The write-off of debt issuance costs and discounts related to debt generally represent one-time charges. Certain expenses incurred by non-debtors are paid by the Company and are also reported as reorganization items. The reorganization items in the consolidated statement of operations for the three months ended March 31, 2010 and 2009 consisted of the following items (in thousands):

	Three Months Ended March 31,
	2010	2009
Debtors reorganization items
Professional fees associated with bankruptcy proceedings	$696	$108
Write-off of debt issuance costs and discounts related to debt subject to compromise	—	93
Related party incentive plan	6,932	—

Debtors reorganization items	$7,628	$201
Non-Debtors reorganization items
Professional fees associated with bankruptcy proceedings	$636	$—

Total reorganization items	$8,264	$201

Vermillion, Inc.

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

Debtor-In-Possession Credit and Security Agreement with Quest

On October 16, 2009, the Bankruptcy Court gave final approval for Vermillion to enter into a Debtor-In-Possession Credit and Security Agreement (the “DIP Loan Agreement”) with Quest and to assume under the Bankruptcy Code the Amended Strategic Alliance Agreement. In connection with the assumption of the Amended Strategic Alliance Agreement, Vermillion also assumed certain other agreements with Quest related to the Amended Strategic Alliance Agreement, including the pre-petition warrants for the purchase of Vermillion’s common stock. Under the DIP Loan Agreement, Quest had agreed to provide a debtor-in-possession loan to Vermillion of up to $1,500,000 (the “DIP Financing”). The DIP Financing was secured by a first lien on substantially all of Vermillion’s assets and bore interest at the prime rate plus 0.5% per annum. The DIP Financing matured at the effective date of a plan of reorganization or February 28, 2010, if earlier. Under the Loan Agreement, Vermillion was bound by customary affirmative and negative covenants, including covenants with respect to the use of the funds provided by Quest, and customary events of default - including non-payment, breach of covenants and material breach of the Amended Strategic Alliance Agreement - that could have resulted in acceleration of outstanding amounts, if any, under the DIP Loan Agreement. The Company received $400,000 under this agreement on October 27, 2009. On January 22, 2010, the Company repaid the $400,000 and interest of $4,000, which terminated the DIP Loan Agreement. Professional service fees relating to the DIP Loan Agreement were expensed as incurred and classified as reorganization items in the accompanying consolidated statement of operations.

Plan of Reorganization

On January 7, 2010, the Bankruptcy Court issued a confirmation order approving the Company’s Plan of Reorganization. The Plan of Reorganization contemplated the reorganization of the Company and the discharge of all outstanding claims against and interests in the Company. Pursuant to the Plan of Reorganization, as confirmed, each holder of an allowed priority claim received cash in an amount equal to such allowed claim. The secured claim arising from the Quest Credit Agreement and the Patent Security Agreement (the “secured line of credit”) was reinstated and unimpaired. Holders of the outstanding 4.50% Notes received the payment of $2,195,000 of principle, $140,000 of unpaid interest and 9,044 shares of common stock in exchange of their claims. $5,000,000 in principal of the outstanding 7.00% Notes were reinstated. Holders of unpaid interest on previously converted 7.00% Notes received $362,000 in cash and 7,239 shares related to the unpaid interest of the 7.00% Notes. All holders of allowed general unsecured claims elected to receive cash and will be paid in full.

Subsequently on January 22, 2010, the confirmation order issued by the Bankruptcy Court for approving Vermillion’s Plan of Reorganization became final and all conditions precedent to January 22, 2010 were satisfied or waived. Accordingly, the Company emerged from bankruptcy under Chapter 11 and reinstated its common stock, par value $0.001. Although the Company has emerged out of bankruptcy, the bankruptcy case will remain open until the resolution of the following matters, which includes approval by the Bankruptcy Courts:

•	Molecular Analytical Systems, Inc. Litigation (see Note 6)

•	Bio-Rad Laboratories, Inc. Matters (see Note 6)

•	$1,000,000 milestone under the Strategic Alliance Agreement with Quest (see Note 5), and

•	Various pre-petition liability objections.

Vermillion, Inc.

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

3. Recent Accounting Pronouncements

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

In January 2010, the FASB issued updated guidance related to fair value measurements and disclosures, which requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers. In addition, in the reconciliation for fair value measurements using significant unobservable inputs, or Level 3, a reporting entity should disclose separately information about purchases, sales, issuances and settlements (that is, on a gross basis rather than one net number). The updated guidance also requires that and entity should provide fair value measurement disclosures for each class of assets and liabilities and disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring fair value measurements for Level 2 and Level 3 fair value measurements. The updated guidance is effective for interim or annual financial reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Company’s adoption of the updated guidance did not have a material impact on its consolidated results of operations or financial condition.

4. Fair Value Measurement and Marketable Securities

The Company invests in money market funds and auction rate securities. The following is a summary of available-for-sale securities at March 31, 2010 and December 31, 2009 (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
March 31, 2010:
Money market funds	$15	$—	$—	$15
Long term investments in auction rate securities	407	119	—	526

	$422	$119	$—	$541

December 31, 2009:
Money market funds	$8	$—	$—	$8
Long term investments in auction rate securities	407	119	—	526

	$415	$119	$—	$534

Vermillion, Inc.

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

The scheduled contractual maturity dates for available-for-sale long-term investments at March 31, 2010, are as follows (in thousands):

	Within 1 Year	After 1 Year Through 5 Years	After 5 Years Through 10 Years	After 10 Years	Total
Long-term investments:
Auction rate securities	$—	$—	$526	$—	$526

As of March 31, 2010, financial assets measured and recognized at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy as described above was as follows (in thousands):

		Fair Value Measurements at Reporting Date
	Total Fair	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$15	$15	$—	$—
Long term investments in auction rate securities	526	—	—	526

Total	$541	$15	$—	$526

The Company’s Level 1 financial assets are money market funds.

At March 31, 2010, long-term investments available-for-sale measured at fair value using Level 3 inputs consisted of $526,000 invested in auction rate securities. The continued failure of auctions and the lack of market activity and liquidity required that these securities be measured using Level 3 inputs. As of March 31, 2010 and December 31, 2009, the Company’s auction rate securities in credit linked notes were valued using a single factor Gaussian copula model and market bids received from Deutsche Bank. The valuation of the Company’s investment in auction rate securities is subject to uncertainties that are difficult to predict. Factors that may impact its valuation include changes to credit ratings of the securities as well as to the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral value, discount rates, liquidity and ongoing strength, and quality of credit markets. If the current market conditions deteriorate further, or the anticipated recovery in market values does not occur, the Company may be required to record additional impairment charges in future quarters. The Company will continue to monitor the value of its auction rate securities and consider the impact, if any, on the fair value of its investment in auction rate securities.

The Company’s financial assets measured at fair value on a recurring basis using significant Level 3 inputs as of March 31, 2010, consisted solely of auction rate securities. The reconciliation of financial assets measured at fair value using significant unobservable inputs (Level 3) for the three months ended March 31, 2010, were as follows (in thousands):

Long-Term Investments Available- for-Sale Auction Rate Securities (Level 3)
Balance at January 1, 2010	$526
Total realized losses included in earnings	—
Total unrealized gains included in other comprehensive loss	—

Balance at March 31, 2010	$526

Vermillion, Inc.

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

The Company measures certain common stock warrants at fair value on a recurring basis (see Note 9). All other financial assets and liabilities are measured at fair value on a nonrecurring basis. These financial assets and liabilities are recognized at fair value when they are deemed to be other-than-temporarily impaired.

5. Secured Line of Credit with Quest

On July 22, 2005, in connection with the Strategic Alliance Agreement, Quest provided the Company with a $10,000,000 secured line of credit, which is collateralized by certain of Vermillion’s intellectual property and may only be used for payment of certain costs and expenses directly related to the Strategic Alliance. Under the terms of this secured line of credit, the interest rate is at the prime rate plus 0.5% (prime rate was 3.25% at March 31, 2010) and is payable monthly. Upon default on any principal or interest payment, the interest rate is increased to prime plus 2.0%. This secured line of credit also contains provisions for Quest to forgive portions of the amounts borrowed that corresponds to Vermillion’s achievement of certain milestones related to development, regulatory approval and commercialization of certain diagnostic tests. The amounts to be forgiven and the corresponding milestones that Vermillion must achieve are (i) $1,000,000 for each application that allows a licensed laboratory test to be commercialized with a maximum of three applications for $3,000,000; (ii) $3,000,000 for the earlier of FDA clearance of the first diagnostic test kit or commercialization of the first diagnostic test kit; and (iii) $2,000,000 upon each FDA clearance of up to two subsequent diagnostic test kits but no later than the first commercialization of each such diagnostic test kit, with a maximum forgiveness of $4,000,000 for two diagnostic test kits. As amended on October 7, 2009, in the event Vermillion fails to achieve these certain milestones, the principal amount outstanding related to each milestone not achieved and any unpaid interest of this secured line of credit will become due and payable on October 7, 2012.

On September 11, 2009, the Company achieved the FDA clearance of the OVA1 Test milestone provision in the secured line of credit agreement providing for a reduction in the principal amount of the loan of $3,000,000 but was only able to apply the milestone once it was no longer in default under the terms of the secured line of credit while under Chapter 11 bankruptcy protection (see Note 1, Significant Accounting Policies). The Company cured the default upon payment of accrued interest on January 22, 2010 totaling approximately $472,000. On January 23, 2010, the principal was reduced to $7,000,000. The Company is in discussions with Quest regarding the achievement of an additional $1,000,000 forgiveness milestone as a result of the FDA approval of the OVA1 Test under the terms of the Strategic Alliance Agreement.

6. Commitments and Contingent Liabilities

Noncancelable Collaboration Obligations and Other Commitments

Under the terms of a research collaboration agreement with The John Hopkins University School of Medicine (“JHU”), directed at the discovery and validation of biomarkers in human subjects, including but not limited to clinical application of biomarkers in the understanding, diagnosis and management of human diseases, Vermillion is required to pay noncancelable contributions of $600,000, $618,000 and $637,000 for the years ending December 31, 2008, 2009 and 2010, respectively. As of March 31, 2010 and December 31, 2009, Vermillion owed $625,000 and $866,000, respectively, related to the research collaboration agreement with JHU. Collaboration costs under the JHU collaboration were $159,000 for the three months ended March 31, 2010 and 2009.

On June 1, 2007, Vermillion entered into a non-exclusive license agreement with the National Cardiovascular Center (“NCVC”), an entity organized and existing under the laws of Japan. Under this agreement, Vermillion obtained a ten year worldwide non-exclusive license with the right to extend the term for the life of the licensed patent, which includes a United States Patent Application, a Japan Patent and a Patent Cooperation Treaty (“PCT”) Application, for technology used in Vermillion’s TTP diagnostic test kit that is under development. Under this agreement, Vermillion will pay NCVC a non-refundable license fee of $50,000. The payment terms are $20,000 upon execution of this agreement, $10,000 upon submission of an in vitro diagnostic test to the FDA for clearance, $10,000 upon the first commercial sale of such in vitro diagnostic test kit and $10,000 upon achievement of $500,000 in net sales of such in vitro diagnostic test kits. Additionally, Vermillion will pay royalties to NCVC for net sales to customers located in the United States, Japan, Europe and China. On July 18, 2007, Vermillion made a payment of $20,000 related to the execution of this agreement. There have been no subsequent payments made through March 31, 2010.

Vermillion, Inc.

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

Contingent Liabilities

Molecular Analytical Systems, Inc. Litigation

On September 17, 2007, Molecular Analytical Systems (“MAS”) filed a lawsuit in the Superior Court of California for the County of Santa Clara naming Vermillion and Bio-Rad as defendants (the “State Court lawsuit”). Under the State Court lawsuit, MAS seeks an unspecified amount of damages and alleges, among other things, that Vermillion is in breach of its license agreement with MAS relating to SELDI technology as a result of Vermillion’s entry into a sublicense agreement with Bio-Rad. Vermillion filed its general denial and affirmative defense on April 1, 2008. The Company and Bio-Rad thereafter moved to compel arbitration of the State Court lawsuit, which motion was denied in the trial court. Thereafter, the Company appealed the denial of the motion to compel arbitration, which appeal had the effect of staying the State Court lawsuit, which stay was further extended in both the state trial and appellate courts when the Company filed on March 30, 2009, a Voluntary Petition for Relief under Chapter 11 in the Bankruptcy Court. MAS filed a proof of claim on June 30, 2009, in connection with the Company’s Chapter 11 bankruptcy proceedings. The proof of claim mirrored the MAS lawsuit and asserted that the Company breached the Exclusive License Agreement by transferring certain technologies to Bio-Rad without obtaining MAS’s consent. MAS listed the value of its claim as in excess of $5,000,000. On December 28, 2009, the Company objected to MAS’s Proof of Claim in the Bankruptcy Court. On January 7, 2010, the Bankruptcy Court confirmed the Company’s Plan of Reorganization. Per the Court’s order confirming the plan, the Company’s bankruptcy case will be closed after a final, non-appealable judgment is entered on MAS’s claims. After the plan was confirmed, MAS filed a motion with the Bankruptcy Court asking it to abstain from hearing its proof of claim and asked the Bankruptcy Court to grant relief from stay so that MAS could proceed with the State Court lawsuit in California. The Bankruptcy Court granted that motion on March 15, 2010. Thereafter, the California Court of Appeal has set oral argument on the Company’s appeal of the trial court order denying the Company’s motion to compel arbitration for June 17, 2010. Management cannot predict the ultimate outcome of this matter at this time.

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

In connection with the Instrument Business Sale, the Company also entered into a manufacture and supply agreement with Bio-Rad on November 13, 2006, whereby the Company agreed to purchase ProteinChip Systems and ProteinChip Arrays (collectively, the “Research Tools Products”) from Bio-Rad. Under the terms of the manufacture and supply agreement, the Company agreed to provide Bio-Rad quarterly, non-binding, twelve-month rolling forecasts setting forth the Company’s anticipated needs for Research Tools Products over the forecast period. The Company was permitted to provide revised forecasts as necessary to reflect changes in demand for the products, and Bio-Rad was required to use commercially reasonable efforts to supply amounts in excess of the applicable forecast. Either party was permitted to terminate the agreement for convenience upon 180 days’ prior written notice, or upon default if the other party failed to cure such default within 30 days after notice thereof. In a letter from the Company to Bio-Rad dated May 2, 2008, Vermillion exercised its right to terminate the November 13, 2006 manufacture and supply agreement for convenience upon 180 days’ written notice. Consequently, termination of the agreement became effective on October 29, 2008. In October 2009, Bio-Rad filed a proof of claim in the Company’s bankruptcy case based on certain contract claims for approximately $1,000,000. The Company is attempting to resolve the contract claims and has accrued for this contingency within general and administrative expense in accordance with ASC 450 Contingencies at March 31, 2010 and December 31, 2009. Management cannot predict the ultimate outcome of this matter at this time.

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

7. Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss as of March 31, 2010 and 2009 were as follows (in thousands):

	March 31,
	2010	2009
Net unrealized gain (loss) on long-term investments available-for-sale	$119	$(66)
Cumulative translation adjustment	(166)	(170)

Accumulated other comprehensive loss	$(47)	$(236)

Vermillion, Inc.

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

8. Employee Benefits Plans

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

Stock-Based Compensation

Employee Stock-based Compensation Expense

The Company granted options to purchase up to 106,000 shares of common stock with an average exercise price of $28.65 during the three months ended March 31, 2010. No options were granted during the three months ended March 31, 2009. The fair value of the stock options granted were valued on the date of grant using the Black-Scholes valuation model as prescribed by ASC 718 “Compensation - Stock Compensation,” (“ASC 718”) using the following average assumptions:

Three Months Ended March 31,
2010
Dividend yield	—%
Volatility	82%
Risk-free interest rate	2.69%
Expected lives (years)	5.62
Weighted average fair value	$19.89

The allocation of employee stock-based compensation expense by functional area for the three months ended March 31, 2010 and 2009, was as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
Research and development	$268	$25
Sales and marketing	2	10
General and administrative	57	98

Total	$327	$133

Non-employee Stock-based Compensation Expense

Stock-based compensation expense related to stock options granted to non-employees is recognized as the stock options are earned. As part of the bankruptcy case, certain former employees were converted into consultants to Company whereby their existing stock options continued to vest, under the original terms of their stock option grants, as they provided consulting services to the Company. The values attributable to these options are amortized over the service period and the unvested portion of these options was remeasured at each vesting date. The Company believes that the fair value of the stock options is more reliably measurable than the fair value of the services received. The fair value of the stock options granted were revalued at each reporting date using the Black-Scholes valuation model as prescribed by ASC 505 using the following average assumptions:

	Three Months Ended March 31,
	2010	2009
Dividend yield	—%	—%
Volatility	82%	88%
Risk-free interest rate	3.33%	2.51%
Expected lives (years)	7.8	8.6
Weighted average fair value	$22.86	$0.14

Vermillion, Inc.

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

The stock-based compensation expense will fluctuate as the fair market value of the common stock fluctuates. In connection with stock options relating to non-employees, the Company recorded non-employee stock-based compensation allocated by functional area for the three months ended March 31, 2010, as follows (in thousands).

Ended March 31, 2010
Research and development	$38
Sales and marketing	5
General and administrative	26

Total	$69

The Company incurred an insignificant amount of non-employee stock-based compensation expenses for the three months ended March 31, 2009.

9. Common Stock

January 2010 Private Placement

On January 7, 2010, in connection with the Plan of Reorganization, Vermillion completed a private placement sale of 2,327,869 shares of its common stock at a price of $18.4932 per share to a group of new and existing investors for $43,050,000 in gross proceeds (net proceeds of $42,782,000).

Common Stock Warrants

At March 31, 2010 and December 31, 2009, the Company had warrants outstanding to purchase 225,348 shares of common stock and 273,467 shares of common stock, respectively, accounted for in accordance with ASC 815. The fair value of these common stock warrants on March 31, 2010 was determined using a Black Scholes valuation model with the following Level 3 inputs:

March 31, 2010
Dividend yield	—%
Volatility	84%
Risk-free interest rate	1.3%
Expected lives (years)	2.42
Fair value	$21.67

Vermillion, Inc.

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

For the three months ended March 31, 2010 and 2009, expenses relating to changes in fair value of the common stock warrants liabilities totaled $128,000 and $4,000. As a result of the warrant exercises, the Company recognized total gains of $122,000 for the three months ended March 31, 2010. No warrants were exercised during the three months ended March 31, 2009. The following table is a reconciliation of the warrant liability measured at fair value using Level 3 inputs for the three months ended March 31, 2010 (in thousands):

Warrant Liability (Level 3)
Balance at January 1, 2010	$5,659
Change in fair value of common stock warrants	128
Issuance of common stock from warrant exercise	(903)

Balance at March 31, 2010	$4,884

The following table sets forth the Company’s financial liabilities, related to common stock warrants issued in the August 29, 2007, Private Placement Sale, subject to fair value measurements as of March 31, 2010:

		Fair Value Measurements at Reporting Date
	Total Fair	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Common stock warrants	$4,884	$—	$—	$4,884

10. Loss Per Share

Basic loss per share is calculated using the weighted average number of common shares outstanding during the period. Because the Company is in a net loss position, diluted loss per share is calculated using the weighted average number of common shares outstanding and excludes the effects of 1,479,074 and 3,906,640 potential common shares as of March 31, 2010 and 2009, respectively, that are antidilutive. Potential common shares include common shares issuable upon conversion of all convertible senior notes, common stock issuable under the Company’s 2000 Employee Stock Purchase Plan, and incremental shares of common stock issuable upon the exercise of outstanding stock options and common stock warrants.

11. Related Party Transactions

Consulting Agreement

On March 26, 2009, the Company entered into a consulting agreement with its former Chief Executive Officer and current Director of the Company. For the three months ended March 31, 2010 and 2009, the Company incurred $24,000 and none, respectively, in general and administrative expenses under the consultant arrangement. On February 1, 2010, the Company re-hired the consultant as its Chief Executive Officer of the Company.

Vermillion, Inc.

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

Debtor’s Incentive Plan

In connection with the Bankruptcy Filing, on April 21, 2009, the Company filed the Debtor’s Motion for Entry of an Order Approving the Debtor’s Incentive Plan (the “Incentive Plan”) and Authorizing Payments thereunder pursuant to §§ 363(b) and 503(b) of the Bankruptcy Code (the “Incentive Plan Motion”) which sought to provide proper incentives to the directors (Gail Page, John Hamilton and James Burns, collectively, the “Directors”) to help achieve a successful sale or restructuring of the Company. At a hearing on June 22, 2009, the Court entered an Order approving the Incentive Plan Motion (the “Incentive Plan Order”). The Incentive Plan is only triggered upon the occurrence of a qualified transaction defined as the closing of any sale pursuant to section 363 of the Bankruptcy Code or the effectiveness of a Reorganization Plan confirmed pursuant to section 1129 of the Bankruptcy Code. The Incentive Plan payment was based upon a percentage of (A) the gross proceeds of Asset Sales, both prior to and after the FDA approval of the ovarian tumor triage test, and (B) the value of consideration - cash, debt and equity - distributed pursuant to a confirmed Reorganization Plan. In the end, the Incentive Plan Order provided that the Directors would receive: (i) zero, on Qualified Transaction Proceeds of 3,000,000 or less, (ii) 6% on Qualified Transaction Proceeds of $3,000,001 to $10,000,000, and (iii) 8% on Qualified Transaction Proceeds of greater than $10,000,000. While the Incentive Plan Order provided the Company with the authority to make distributions under the Incentive Plan, the Company agreed as part of the Plan of Reorganization to seek final judicial approval of the amounts to be paid pursuant to the Incentive Plan. On April 13, 2010, counsel for the Company, the Official Committee of the Equity Security Holders, and the Directors submitted a proposed settlement to the Bankruptcy Court. On April 14, 2010, after a hearing, an order was issued by the Bankruptcy Court approving the Management Incentive Plan. Under the Management Incentive Plan, the Company was directed to distribute an aggregate of $5,000,000 in cash and 302,541 shares of restricted stock in Incentive Plan Payments to the Directors. All such restricted stock is to be distributed, with 1/24th of it to vest on each monthly anniversary of the vesting commencement date, June 22, 2009. The total Incentive Plan Payments are to be allocated to Gail Page, James Burns and John Hamilton on a 60%-20%-20% basis, respectively, or as otherwise may be agreed to in writing by the Directors. The liability was accounted for upon the occurrence of the qualified transaction on January 7, 2010 when the Bankruptcy Courts issued a confirmation order approving the Company’s Reorganization Plan. Accordingly, the Company recorded a charge of $7,485,000 for the three months ended March 31, 2010 and will record additional charges totaling $4,141,000 through June 2011 as the underlying restricted stock vests. At March 31, 2010, the Company accrued $7,485,000 under the terms of the Debtor’s Incentive Plan, which $6,932,000 was recorded in Reorganization Items for the period prior to emerging out of bankruptcy and $553,000 was recorded in General and Administrative expenses for the period subsequent to emerging out of bankruptcy. In April 2010, the Company distributed an aggregate of $5,000,000 in cash to the Directors.

12. Subsequent Events

Common Stock Warrants Fair Value

As of May 13, 2010, the fair value of the outstanding common stock warrants dated August 29, 2007, underlying the warrant liability was $12.95 per share for a total fair value of $2,919,000, which is a decrease of $1,965,000 from the March 31, 2010, total fair value of $4,884,000 and a decrease of $2,740,000 from December 31, 2009 total fair value of $5,659,000.

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

On July 22, 2005, Vermillion and Quest entered into a strategic alliance agreement (the “Strategic Alliance Agreement”) to develop and commercialize up to three diagnostic tests from Vermillion’s product pipeline (the “Strategic Alliance”). The Strategic Alliance Agreement was set to expire on the earlier of (i) the three-year anniversary of the agreement, which was July 22, 2008, and (ii) the date on which Quest commercializes the three diagnostic tests. On July 21, 2008, Vermillion and Quest amended the Strategic Alliance Agreement to extend the term of the agreement to end on the earlier of (i) September 1, 2008 and (ii) the date on which Quest commercializes the three diagnostic tests. On October 24, 2008, Vermillion and Quest amended the Strategic Alliance Agreement to extend the term of the agreement to end on the earlier of (i) September 1, 2009 and (ii) the date on which Quest makes its third development election. Subsequently on October 7, 2009, Vermillion and Quest amended the Strategic Alliance Agreement (the Strategic Alliance Agreement and the July 21, 2008, October 24, 2008 and October 7, 2009, amendments are collectively referred to as the “Amended Strategic Alliance Agreement”) to extend the term of the agreement to end on the earlier of (i) October 7, 2012 and (ii) the date on which Quest makes its third development election. To date, Quest has selected only two diagnostic tests, which are the PAD blood test (“VASCLIR™”) and the OVA1 Test, to commercialize. On September 11, 2009, the Company achieved the FDA clearance of the OVA1 Test milestone provision in the secured line of credit agreement providing for a reduction in the principal amount of the loan of $3,000,000 but was only able to apply the milestone once it was no longer in default under the terms of the secured line of credit while under Chapter 11 bankruptcy protection. The Company cured the default upon payment of accrued interest on January 22, 2010 totaling approximately $472,000. On January 23, 2010, the principal was reduced to $7,000,000. The Company accounts for the forgiveness of the $3,000,000 principal debt balance as license revenues over the term of the exclusive sales period that Quest receives upon commercialization of the OVA1 Test. The Company is in discussions with Quest regarding the achievement of an additional $1,000,000 forgiveness milestone as a result of the FDA approval of the OVA1 Test under the terms of the Strategic Alliance Agreement.

The OVA1 Test was launched on March 9, 2010, by Quest under the terms of its Strategic Alliance Agreement with Vermillion at a list price of $650 for each OVA1 Test. On March 11, 2010, the Medicare contractor Highmark Medicare Services announced that it would cover the OVA1 Test in its reimbursement program. On May 10, 2010, Quest notified Vermillion that Highmark Medicare Services is adjudicating to Quest the OVA1 claims in the amount of $516.25 for each OVA1 Test.

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

The Company expects to incur losses for at least the next year. Given that the OVA1 Test was only recently launched, Vermillion would not expect significant revenues unless and until sales the OVA1 Test continue their significant growth for some period of time. To become profitable, the Company may need to complete development of additional key diagnostic tests, obtain FDA approval and successfully commercialize those products in addition to the OVA1 Test. The Company has a limited history of operations in developing diagnostic tests, and we anticipate that the Company’s quarterly results of operations will fluctuate for the foreseeable future due to several factors, including market acceptance of current and new products, the timing and results of the Company’s research and development efforts, the introduction of new products by the Company’s competitors and possible patent or license issues. The Company’s limited operating history as a diagnostics business makes accurate prediction of future results of operations difficult.

Critical Accounting Policies and Significant Estimates

The Company has made no significant changes in its critical accounting policies and significant estimates from those disclosed in its Annual Report on Form 10-K for the fiscal year ended December 31, 2009, except as disclosed below:

Revenue Recognition

Product Revenue

The Company derives its revenues from product sales, which is the sale of the OVA1 Test. Product revenue for the OVA1 Tests performed are recognized when the following revenue recognition criteria are met: (1) persuasive evidence that an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. At the point in time that the Company has sufficient information to estimate the royalty rate, product revenues will be recognized on a sell-through basis according to the number of OVA1 Tests performed by the Company’s customers.

License Revenue

Under the terms of the secured line of credit with Quest, portions of the borrowed principal amounts may be forgiven upon the Company’s achievement of certain milestones relating to the development, regulatory approval and commercialization of certain diagnostic tests. The Company accounts for forgiveness of principal debt balances as license revenues over the term of the exclusive sales period that Quest receives upon commercialization of an approved diagnostic tests. License revenue is recognized straight-line over the period of Quest’s sales exclusivity since product sales cannot be reasonably estimated at this time.

Recent Accounting Pronouncements

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

In January 2010, the FASB issued updated guidance related to fair value measurements and disclosures, which requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers. In addition, in the reconciliation for fair value measurements using significant unobservable inputs, or Level 3, a reporting entity should disclose separately information about purchases, sales, issuances and settlements (that is, on a gross basis rather than one net number). The updated guidance also requires that and entity should provide fair value measurement disclosures for each class of assets and liabilities and disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring fair value measurements for Level 2 and Level 3 fair value measurements. The updated guidance is effective for interim or annual financial reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Company’s adoption of the updated guidance did not have a material impact on its consolidated results of operations or financial condition.

Results of Operations

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

The selected summary financial and operating data of Vermillion for the three months ended March 31, 2010 and 2009, were as follows (dollars in thousands):

	Three Months Ended March 31,		Increase (Decrease)
	2010	2009	Amount	%
Revenue:
Services	$73	$—	$73	—

Total revenue	73	—	73	—

Gross profit	73	—	73	—

Operating expenses:
Research and development	748	538	210	39
Sales and marketing	193	412	(219)	(53)
General and administrative	2,136	1,178	958	81

Total operating expenses	3,077	2,128	949	45

Loss from operations	(3,004)	(2,128)	(876)	41

Interest income	6	9	(3)	(33)
Interest expense	(143)	(482)	339	(70)

Change in fair value and exercise of warrants, net	(6)	(4)	(2)	50
Reorganization items	(1,332)	(201)	(1,131)	563
Reorganization items - related party incentive plan	(6,932)	—	(6,932)	—
Debt conversion costs	(141)	—	(141)	—
Other income (expense), net	(34)	2	(36)	(1,800)

Loss before income taxes	(11,586)	(2,804)	(8,782)	313
Income tax expense	—	(11)	11	(100)

Net loss	$(11,586)	$(2,815)	$(8,771)	312

License Revenue. License revenue was $73,000 for the three months ended March 31, 2010 compared to none for the same period in 2009. Under the terms of the Company’s secured line of credit with Quest, $3,000,000 of the principal was forgiven upon the achievement of FDA approval for the OVA1 Test. The forgiven $3,000,000 amount is recognized as license revenue straight-lined over the period of sales exclusivity that Quest received beginning on the OVA1 Test commercialization date of March 9, 2010.

Research and Development Expenses. Research and development expenses increased by $210,000, or 39%, for the three months ended March 31, 2010 compared to the same period in 2009. Stock-based compensation expense increased to $306,000 for the three months ended March 31, 2010 compared to $25,000 for the same period in 2009 because of stock options granted to employees in March 2010 and mark-to-market of vested options to consultants. This increase was offset by the decrease in depreciation expenses of $49,000 for the three months ended March 31, 2010 compared to the same period in 2009.

Sales and Marketing Expenses. Sales and marketing expenses decreased by $219,000, or 53%, for the three months ended March 31, 2010 compared to the same period in 2009. Payroll related expenses decreased by $247,000 because of accrued severance for two employees during three months ended March 31, 2009. This was offset by the increase in trade show, advertising and marketing related expenses of $67,000.

General and Administrative Expenses. General and administrative expenses increased by $958,000, or 81%, for the three months ended March 31, 2010 compared to the same period in 2009. The increase is primarily due to an increase in legal expenses of $455,000, consulting and other outside service expenses of $162,000, audit and tax related service fees of $294,000. Payroll related expenses decreased by $555,000 due to the accrued severances incurred during the three months ended March 31, 2009 prior to filing for Chapter 11 bankruptcy protection offset by the Company accruing $553,000 for the value of the vested portions of the restricted stock under the Incentive Plan subsequent to the Company emerging out of bankruptcy in January 2010.

Interest Income. Interest income decreased by $3,000, or 33%, for the three months ended March 31, 2010, compared to the same period in 2009.

Interest Expense. Interest expense decreased by $339,000, or 70%, for the three months ended March 31, 2010, compared to the same period in 2009. Interest expense in both periods consisted primarily of interest related to Vermillion’s convertible senior notes and related party long-term debt.

Change in fair value and exercise of warrants. The change in fair value and gain from warrants was $6,000 for the three months ended March 31, 2010. Effective January 1, 2009, the adoption of the new accounting guidance resulted in the reclassification of certain outstanding common stock warrants from stockholders’ equity (deficit) to liability, which further required remeasurement at the end of each reporting period.

Reorganization items. Reorganization items for the three months ended March 31, 2010 amounted to $1,332,000 compared to $201,000 for the same period in 2009. Reorganization items include professional advisory fees and other costs directly associated with the Company’s Chapter 11 bankruptcy activities.

Reorganization items - related party incentive plan. Reorganization items for the three months ended March 31, 2010 amounted to $6,932,000. The Company accrued $5,000,000 in cash and $1,932,000 for the value of the vested portions of restricted stock under the Incentive Plan prior to the Company emerging out of bankruptcy.

Other Income (Expense), Net. Net other expense was $34,000 for the three months ended March 31, 2010 compared to $2,000 of income for the same period in 2009.

Income Tax Expense. There was no income tax benefit or expense for the three months ended March 31, 2010 compared to income tax expense of $11,000 for the same period in 2009. Income tax expense was due to foreign income taxes.

Liquidity and Capital Resources

The Company has experienced significant cumulative operating losses since inception and, as of March 31, 2010, had an accumulated deficit of $291,061,000. On March 30, 2009, the Company filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the Bankruptcy Court. On October 16, 2009, the Bankruptcy Court approved for the Company to enter into a Debtor-In-Possession Credit and Security Agreement (“DIP financing”) with Quest for proceeds up to $1,500,000, which was secured by a first lien on substantially all of the Company’s assets and bears interest at the prime rate plus 0.5% per annum. On January 22, 2010, the Company repaid the $400,000 and interest of $4,000, which terminated the DIP Loan Agreement. Professional service fees relating to the DIP Loan Agreement were expensed as incurred and classified as reorganization items in the accompanying consolidated statement of operations. The Company utilized $400,000 of the DIP financing to fund general corporate matters. From September 2009 through December 31, 2009, the Company issued 886,372 shares of its common stock for total net proceeds of $3,651,000 from the exercise of its common stock warrants. On January 7, 2010, the Bankruptcy Court for the District of Delaware issued a confirmation order approving the Company’s Plan of Reorganization under Chapter 11 of the United States Bankruptcy Code. On January 7, 2010, in connection with the Plan of Reorganization, the Company completed a private placement sale of 2,327,869 shares of its common stock to a group of new and existing investors for $43,050,000 in gross proceeds. Subsequently on January 22, 2010, the confirmation order issued by the Bankruptcy Court for approving the Company’s Plan of Reorganization became final and all conditions precedent to January 22, 2010 were satisfied or waived. Accordingly, the Company emerged from bankruptcy under Chapter 11.

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

Cash and cash equivalents at March 31, 2010 and December 31, 2009, were $37,734,000 and $3,440,000, respectively. At March 31, 2010, the working capital was $23,457,000, and at December 31, 2009, working deficit was $636,000.

Net cash used in operating activities was $5,713,000 for the three months ended March 31, 2010, primarily because of the $11,586,000 net loss reduced by $516,000 of noncash income and expenses that included depreciation and amortization of $46,000 and stock-based compensation expense of $396,000 offset by non-cash license revenues of $73,000. Net cash used in operating activities was also increased by $5,357,000 of cash provided by changes in operating assets and liabilities mainly driven by the $7,485,000 accrued incentive related party expense. Net cash used in operating activities was $1,708,000 for the three months ended March 31, 2009, primarily because of the net loss of $2,815,000, reduced by noncash expenses that included depreciation and amortization of $95,000, stock-based compensation of $133,000 and amortization of convertible senior notes discount of $122,000. Net cash used in operating activities was also increased by $728,000 of cash used in changes in operating assets and liabilities.

Net cash provided by financing activities was $40,008,000 for the three months ended March 31, 2010, which resulted primarily from net proceeds of $42,782,000 in connection with the private placement offset by repayments totaling $2,195,000 for the 4.50% Notes and $400,000 for the debtor-in-possession financing with Quest. Net cash was neither used in nor provided by financing activities for the three months ended March 31, 2009, due to the Company’s efforts to conserve cash and inability to enter into any financing activities.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Per Item 305(e) of Regulation S-K, information is not required.

Item 4T.	Controls and Procedures

Disclosure Controls and Procedures. Vermillion, Inc. (“Vermillion”; Vermillion and its wholly owned subsidiaries are collectively referred to as the “Company”), formerly known as Ciphergen Biosystems, Inc., has carried out an evaluation, under the supervision and with the participation of the Company’s management, including Vermillion’s Chief Executive Officer and Interim Chief Accounting Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2010, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, Vermillion’s Chief Executive Officer and Interim Chief Accounting Officer concluded that the Company’s disclosure controls and procedures as of March 31, 2010 were not effective because of a material weakness in internal control over financial reporting described below.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2010. In making its assessment of internal control, management used the criteria described in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

As a result of the material weakness described above, management concluded that the Company’s internal control over financial reporting was not effective as of March 31, 2010, based on the criteria identified above. This Quarterly Report on Form 10-Q does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2010, were not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the United States Securities and Exchange Commission (“SEC”) that permit the Company to provide only management’s report in this Quarterly Report on Form 10-Q.

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

Changes in Internal Control Over Financial Reporting. The Company has made the following change in its internal control over financial reporting that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting during the three months ended March 31, 2010; as described above, the Company hired a Financial Officer during the quarter ended March 31, 2010.

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

You should carefully consider the following risk factors and uncertainties together with all of the other information contained in this Quarterly Report on Form 10-Q, Vermillion, Inc. (“Vermillion”) and subsidiaries’ (collectively referred to as the “Company”) Annual Report on Form 10-K for the year ended December 31, 2009, including the audited consolidated financial statements and accompanying notes, and the Company’s other filings from time to time with the Securities and Exchange Commission. The risks and uncertainties management (“we”, “us” or “our”) describes below are the only ones the Company faces. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also adversely affect the Company’s business.

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

From the Company’s inception through March 31, 2010, the Company has generated cumulative revenue from the sale of products and services to customers of $229,424,000 and has incurred net losses of $291,061,000. The Company has experienced significant operating losses each year since its inception and we expect these losses to continue for at least the next year, resulting in an expected net loss for the years ending December 31, 2011 and 2010. For example, the Company experienced net losses of $11,586,000 for the three months ended March 31, 2010 and $22,048,000, $18,330,000 and $21,282,000 for the years ended December 31, 2009, 2008 and 2007, respectively. The Company’s losses have resulted principally from costs incurred in research and development, sales and marketing, litigation, and general and administrative costs associated with the Company’s operations. These costs have exceeded the Company’s gross profit, which was generated principally from product sales and service income derived from the protein research products and collaborative services business (the “Instrument Business”), before the assets and liabilities were sold (the “Instrument Business Sale”) to Bio-Rad Laboratories, Inc. (“Bio-Rad”) on November 13, 2006. We expect to incur additional operating losses that may be substantial. The Company’s inability to become and remain profitable may depress the market price of Vermillion’s common stock and impair the Company’s ability to raise capital and continue our operations. Even if the Company does achieve profitability, the Company may not be able to sustain or increase profitability on a quarterly or annual basis.

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

As of March 31, 2010, Vermillion had $5,000,000 of outstanding principal of its 7.00% convertible senior notes due September 1, 2011 (the “7.00% Notes”) and $7,000,000 outstanding under Vermillion’s secured line of credit with Quest Diagnostics Incorporated (“Quest”).

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

At March 31, 2010, Vermillion’s investments consisted of $526,000 invested in auction rate securities, which were classified as available-for-sale long-term investments due to failed auctions related to these investments through March 31, 2010. The underlying assets of these auction rate securities include private placements of credit linked notes. These auction rate securities are intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals generally every 28 days. Upon an auction failure, the interest rates do not reset at a market rate but instead reset based on a formula contained in the security, which rate is generally higher than the current market rate. The failure of the auctions means Vermillion may be unable to liquidate its auction rate securities into cash at par value until a future auction of these investments is successful or the auction rate security is refinanced by the issuer into another type of instrument. If Vermillion is required to redeem its investments at less than par value or to liquidate its investments at a deep discount in the future, Vermillion may incur a significant loss on the Company’s business, consolidated results of operations, financial condition and cash flows. If Vermillion is unable to liquidate its investments in auction rate securities or there is additional other-than-temporary impairment in the market value of its investments in auction rate securities, this will have an adverse effect on the Company’s business, consolidated results of operations, financial condition and cash flows, and may increase the volatility of Vermillion’s common stock price.

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

Vermillion has $7,000,000 outstanding from the secured line of credit provided by Quest. If Vermillion fails to achieve the milestones for the forgiveness of the secured line of credit set forth in Vermillion’s amended credit agreement with Quest, Vermillion will be responsible for full repayment of the secured line of credit on or before October 7, 2012.

As of March 31, 2010, Vermillion has $7,000,000 outstanding from the secured lined of credit in connection with the Strategic Alliance. Vermillion borrowed in monthly increments of $417,000 over a two-year period totaling $10,000,000, and has paid all interest that was due. Funds from this secured line of credit may only be used for certain costs and expenses directly related to the Strategic Alliance, with forgiveness of the repayment obligations based upon Vermillion’s achievement of milestones related to the development, regulatory approval and commercialization of certain diagnostic tests. On October 7, 2009, Vermillion and Quest amended the Strategic Alliance Agreement to extend the term of the agreement to end on the earlier of (i) October 7, 2012 and (ii) the date on which Quest makes its third development election. On September 11, 2009, Vermillion announced its milestone achievement of clearing the OVA1 Test with the FDA and, effective after the emergence from Chapter 11 bankruptcy, reduced its principal obligations under the Amended Strategic Alliance Agreement to $7,000,000. Should Vermillion fail to achieve the remaining milestones, Vermillion would be responsible for the repayment of the outstanding principal amount and any unpaid interest on the secured line of credit on or before October 7, 2012, which would materially adversely affect the Company’s consolidated results of operations and financial condition.

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

On September 17, 2007, Molecular Analytical Systems (“MAS”) filed a lawsuit in the Superior Court of California for the County of Santa Clara naming Vermillion and Bio-Rad as defendants (the “State Court lawsuit”). Under the State Court lawsuit, MAS seeks an unspecified amount of damages and alleges, among other things, that Vermillion is in breach of its license agreement with MAS relating to SELDI technology as a result of Vermillion’s entry into a sublicense agreement with Bio-Rad. Vermillion filed its general denial and affirmative defense on April 1, 2008. The Company and Bio-Rad thereafter moved to compel arbitration of the State Court lawsuit, which motion was denied in the trial court. Thereafter, the Company appealed the denial of the motion to compel arbitration, which appeal had the effect of staying the State Court lawsuit, which stay was further extended in both the state trial and appellate courts when the Company filed on March 30, 2009, a Voluntary Petition for Relief under Chapter 11 in the Bankruptcy Court. MAS filed a proof of claim on June 30, 2009, in connection with the Company’s Chapter 11 bankruptcy proceedings. The proof of claim mirrored the MAS lawsuit and asserted that the Company breached the Exclusive License Agreement by transferring certain technologies to Bio-Rad without obtaining MAS’s consent. MAS listed the value of its claim as in excess of $5,000,000. On December 28, 2009, the Company objected to MAS’s Proof of Claim in the Bankruptcy Court. On January 7, 2010, the Bankruptcy Court confirmed the Company’s Plan of Reorganization. Per the Court’s order confirming the Plan, the Company’s bankruptcy case will be closed after a final, non-appealable judgment is entered on MAS’s claims. After the Plan was confirmed, MAS filed a motion with the Bankruptcy Court asking it to abstain from hearing its proof of claim and asked the Bankruptcy Court to grant relief from stay so that MAS could proceed with the State Court lawsuit in California. The Bankruptcy Court granted that motion on March 15, 2010. Thereafter, the California Court of Appeal has set oral argument on the Company’s appeal of the trial court order denying the Company’s motion to compel arbitration for June 17, 2010. Management cannot predict the ultimate outcome of this matter at this time.

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

In March 2010, President Barack Obama signed the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (collectively, the “PPACA”), which makes changes that are expected to significantly impact the pharmaceutical and medical device industries. Beginning in 2013, each medical device manufacturer will have to pay a sales tax in an amount equal to 2.3 percent of the price for which such manufacturer sells its medical devices. The PPACA also mandates a reduction in payments for clinical laboratory services paid under the Medicare Clinical Laboratory Fee Schedule of 1.75% for the years 2011 through 2015. This adjustment is in addition to a productivity adjustment to the Clinical Laboratory Fee Schedule. In addition to the PPACA, the impact of which cannot be predicted given its recent enactment and current lack of implementing regulations or interpretive guidance, a number of states are also contemplating significant reform of their healthcare policies. We cannot predict whether future healthcare initiatives will be implemented at the federal or state level, or the effect any future legislation or regulation will have on us. The taxes imposed by the new federal legislation may result in decreased profits to us, and lower reimbursements by payers for our tests, all of which may adversely affect our business.

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

As of March 31, 2010, Vermillion had 10,298,696 shares of its common stock outstanding and 1,216,683 shares of its common stock reserved for future issuance to employees, directors and consultants pursuant to the Company’s employee stock plans, which excludes 782,796 shares of Vermillion’s common stock that were subject to outstanding options. In addition, as of March 31, 2010, warrants to purchase 446,278 shares of Vermillion’s common stock were outstanding at exercise prices ranging from $9.25 to $25.00 per share, with a weighted average exercise price of $17.02 per share. Also as of March 31, 2010, there were 250,000 shares of Vermillion’s common stock reserved for issuance upon conversion of the 7.00% Notes.

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

As a result of negotiations between the 4.50% convertible senior notes due September 1, 2008 (the “4.50% Notes”), and Vermillion, the outstanding principal balance of $2,500,000 related to the 4.50% Notes, which matured on September 1, 2008, was not redeemed by Vermillion. Interest of $56,000 related to the 4.50% Notes was paid on the maturity date, September 1, 2008. Pursuant to the 4.50% Notes indenture agreement, late payment may result in payment of interest on the outstanding principal balance and overdue interest. Subsequently on December 11, 2008, the holders of the $2,500,000 outstanding principal balance related to the 4.50% Notes have agreed to extend the maturity date of the 4.50% Notes to December 11, 2009, and to waive any past default by Vermillion of its obligation to make payment on the principal of and interest on the 4.50% Notes. Vermillion has agreed to extend each holder’s rights to require Vermillion to repurchase the 4.50% Notes at 105.00% of such holder’s outstanding principal amount upon a change in control, as defined in the indenture governing the 4.50% Notes, and to convert the 4.50% Notes into common stock accordingly. In addition, the holders of the 4.50% Notes have agreed to permit the full redemption of the outstanding principal related to the 4.50% Notes at a redemption price of 100.00% on or before August 31, 2009, and Vermillion has agreed to adjust the conversion rate for the 4.50% Notes to 20 shares per $1,000 principal amount of the 4.50% Notes, which is equal to a conversion price of $50.00 per share.

During the Company’s Bankruptcy Proceeding, the Company refrained from making interest and principal payments on the 4.50% Notes, the 7.00% Notes, and the secured line of credit with Quest. The Company was in default on the terms of these securities. Such defaults were cured upon the Company’s emergence from bankruptcy.

Item 4.	Removed and Reserved

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.0**	Certification of the Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vermillion, Inc.

Date: May 24, 2010	/s/ GAIL S. PAGE
Gail S. Page Executive Chairperson, President and Chief Executive Officer (Principal Executive Officer)

Date: May 24, 2010	/s/ JOHN H. TRAN
John H. Tran Vice President of Finance and Chief Accounting Officer (Principal Financial Officer)