Form 10-Q/A
period 2010-03-31
VERMILLION, INC.
filed 2010-05-28
CIK 926617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

As of March 31, 2010, the Registrant had 10,298,696 shares of common stock, par value $0.001 per share, outstanding.

Vermillion, Inc.

(Debtor-in-Possession)

EXPLANATORY NOTE

Vermillion, Inc. (the “Company”) is filing this amendment (the “Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (the “Form 10-Q”), filed with the U.S. Securities and Exchange Commission (“SEC”) on May 24, 2010, to revise in full the risk factor specified below on page 30 of the Form 10-Q in “Part II-Item 1A-Risk Factors.”

This Form 10-Q/A should be read in conjunction with the original Form 10-Q, continues to speak as of the date of the Form 10-Q, and does not modify or update disclosures in the original Form 10-Q except as noted above. Accordingly, this Form 10-Q/A does not reflect events occurring after the filing of the Form 10-Q or modify or update any related disclosures. In particular, any forward-looking statements included in this Form 10-Q/A represent management’s view as of the filing date of the Form 10-Q.

PART II - OTHER INFORMATION

Item 1A.	Risk Factors

You should carefully consider the following risk factors and uncertainties together with all of the other information contained in the Quarterly Report on Form 10-Q, as amended by the Quarterly Report on Form 10Q/A, Vermillion, Inc. (“Vermillion”) and subsidiaries’ (collectively referred to as the “Company”) Annual Report on Form 10-K for the year ended December 31, 2009, including the audited consolidated financial statements and accompanying notes, and the Company’s other filings from time to time with the Securities and Exchange Commission. The risks and uncertainties management (“we”, “us” or “our”) describes below are the only ones the Company faces. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also adversely affect the Company’s business.

Risks Related to the Company’s Business

We expect to incur a net loss for 2010. If we are unable to generate significant diagnostic products revenue, the Company may never achieve profitability.

From the Company’s inception through March 31, 2010, the Company has generated cumulative revenue from the sale of products and services to customers of $229,424,000 and has incurred net losses of $291,061,000. The Company has experienced significant operating losses each year since its inception and we expect these losses to continue for at least this year ending December 31, 2010. For example, the Company experienced net losses of $11,586,000 for the three months ended March 31, 2010 and $22,048,000, $18,330,000 and $21,282,000 for the years ended December 31, 2009, 2008 and 2007, respectively. The Company’s losses have resulted principally from costs incurred in research and development, sales and marketing, litigation, and general and administrative costs associated with the Company’s operations. The losses incurred in 2009 were the result, in part, of costs and expenses related to the Company’s reorganization.

Item 6.	Exhibits

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.0**	Certification of the Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vermillion, Inc.

Date: May 28, 2010	/s/ Gail S. Page
Gail S. Page Executive Chairperson, President and Chief Executive Officer (Principal Executive Officer)

Date: May 28, 2010	/s/ John H. Tran
John H. Tran Vice President of Finance and Chief Accounting Officer (Principal Financial Officer)

5