Form 10-K
period 2010-12-31
VERMILLION, INC.
filed 2011-02-28
CIK 926617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2010.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-34810

Vermillion, Inc.

(Exact name of registrant as specified in its charter)

Delaware	33-0595156
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12117 Bee Caves Road, Building Two, Suite 100, Austin, Texas	78738
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (512) 519-0400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class to be so registered	Name of each exchange on which registered
Common Stock, par value $0.001 per share	The NASDAQ Stock Market, LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-Accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

The aggregate market value of voting common stock held by non-affiliates of the Registrant is $81,628,592 and is based upon the last sales price as quoted on The NASDAQ Global Market as of June 30, 2010.

As of December 31, 2010, the Registrant had 10,657,564 shares of common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement relating to the registrant’s 2011 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K, are incorporated by reference into Part III of this Form 10-K where indicated.

VERMILLION, INC.

FORM 10-K

For the Fiscal Year Ended December 31, 2010

Vermillion, OVA1 and OvaCalc are registered trademarks of Vermillion, Inc. ProteinChip is a registered trademark of Bio-Rad Laboratories, Inc. BioSepra is a registered trademark of Pall Corporation.

PART I

FORWARD-LOOKING STATEMENTS

Vermillion, Inc. (“Vermillion”) and its wholly owned subsidiaries (collectively, the “Company”) has made statements in Part I Item 1, “Business”; Part II Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; and other sections of this Annual Report on Form 10-K that are deemed forward-looking statements for purposes of the safe harbor provisions under the Private Securities Litigation Reform Act of 1995. We claim the protection of such safe harbor, and disclaim any intent or obligation to update any forward-looking statement. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “plan,” “could,” “should” and “continue” or similar words. These forward-looking statements may also use different phrases. We have based these forward-looking statements on management’s (“we,” “us” or “our”) current expectations and projections about future events. Examples of language found in forward-looking statements include the following:

•	projections of our future revenue, results of operations and financial condition;

•	anticipated efficacy of our products, product development activities and product innovations;

•	competition and consolidation in the markets in which we compete;

•	existing and future collaborations and partnerships;

•	the utility of biomarker discoveries;

•	our belief that biomarker discoveries may have diagnostic and/or therapeutic utility;

•	our plans to develop and commercialize diagnostic tests through our strategic alliance with Quest Diagnostics, Incorporated (“Quest Diagnostics”);

•	our ability to comply with applicable government regulations;

•	our ability to expand and protect our intellectual property portfolio;

•	anticipated future losses;

•	expected levels of expenditures;

•	expected market adoption of our diagnostic tests, including the OVA1® ovarian tumor triage test (“OVA1”);

•	our ability to obtain reimbursement for our diagnostic tests, including OVA1;

•	forgiveness of the outstanding principal amounts of the secured line of credit by Quest Diagnostics;

•	accounting treatment of revenue from our agreement with Quest Diagnostics;

•	the period of time for which our existing financial resources, debt facilities and interest income will be sufficient to enable us to maintain current and planned operations; and

•	market risk of our investments.

Such statements are subject to significant risks and uncertainties, including those identified in Part I Item 1A, “Risk Factors”, that could cause actual results to differ materially from those projected in such forward-looking statements due to various factors, including our ability to generate sales after completing development of diagnostic products; our ability to manage our operating expenses and cash resources consistently with our plans; our ability to secure adequate funds on acceptable terms to execute our business plan; our ability to develop and commercialize diagnostic products using both our internal and external research and development resources; our ability to obtain market acceptance of OVA1 or future diagnostic products, including the risk that our products will not be competitive with products offered by other companies, or that users will not be entitled to receive adequate reimbursement for our products from third party payers such as private insurance companies and government insurance plans; our ability to successfully license or otherwise successfully partner with third parties to commercialize our products; our ability to obtain any regulatory approval for our future diagnostic products; and our ability to protect and promote our proprietary technologies. We believe it is important to communicate our expectations to our investors. However, there may be events in the future that we are not able to accurately predict or that we do not fully control that could cause actual results to differ materially from those expressed or implied in our forward-looking statements.

ITEM 1.	BUSINESS

Company Overview

We are dedicated to the discovery, development and commercialization of novel high-value diagnostic tests that help physicians diagnose, treat and improve outcomes for patients. Our tests are intended to help guide decisions regarding patient treatment, which may include decisions to refer patients to specialists, to perform additional testing, or to assist in the selection of therapy. A distinctive feature of our approach is to combine multiple biomarkers into a single, reportable index score that has higher diagnostic accuracy than its constituents. We concentrate our development of novel diagnostic tests in the fields of oncology, hematology, cardiology and women’s health, with the initial focus on ovarian cancer. We also intend to address clinical questions related to early disease detection, treatment response, monitoring of disease progression, prognosis and others through collaborations with leading academic and research institutions.

Our lead product, OVA1, was cleared by the United States Food and Drug Administration (“FDA”) on September 11, 2009. OVA1 addresses a clear unmet clinical need, namely the pre-surgical identification of women who are at high risk of having a malignant ovarian tumor. Numerous studies have documented the benefit of referral of these women to gynecologic oncologists for their initial surgery. Prior to the clearance of OVA1, no blood test had been cleared by the FDA for physicians to use in the pre-surgical management of ovarian adnexal masses. OVA1 is a qualitative serum test that utilizes five well-established biomarkers and proprietary FDA-cleared software to determine the likelihood of malignancy in women over age 18, with a pelvic mass for whom surgery is planned. OVA1 was developed through large pre-clinical studies in collaboration with numerous academic medical centers encompassing over 2,500 clinical samples. OVA1 was fully validated in a prospective multi-center clinical trial encompassing 27 sites reflective of the diverse nature of the clinical centers at which ovarian adnexal masses are evaluated. The results of the clinical trial demonstrated that among non-gynecologic oncologists, OVA1, in conjunction with clinical evaluation, was able to identify 91.7% of the malignant ovarian tumors and to rule out malignancy negative predictive value (“NPV”) with 93.2% certainty. Recently, at the 2010 International Gynecologic Cancer Society Meeting, data were presented demonstrating the high sensitivity of OVA1 for epithelial ovarian cancers; OVA1 detected 95/96 epithelial ovarian cancer cases for a sensitivity of 99.0%, including 40/41 stage I and stage II epithelial ovarian cancers, for an overall sensitivity of 97.6% for early stage epithelial ovarian cancers, as compared to 65.9% for CA125 using the ACOG cutoffs. The improvement in sensitivity was even greater among premenopausal women; for OVA1, sensitivity for early stage epithelial ovarian cancer was 92.9% and for CA125, sensitivity was 35.7%. Overall, OVA1 detected 76% of malignancies missed by CA125, including all advanced stage malignancies. OVA1 is not indicated for use as a screening or stand-alone diagnostic assay.

In addition to OVA1, we have development programs in other clinical aspects of ovarian cancer as well as in peripheral arterial disease. In the field of peripheral arterial disease, we have identified candidate biomarkers that may help to identify individuals at high risk for a decreased ankle-brachial index score, which is indicative of the likely presence of peripheral arterial disease. We have initiated an intended-use study to develop and validate a multi-marker algorithm for the assessment of individuals at risk for peripheral arterial disease. This algorithm will be specifically directed at a primary care population in which the peripheral arterial disease blood test (“VASCLIR™”) is expected to be used. Subsequent to this study, we intend to discuss with the FDA the appropriate submission pathway, which may be PMA, 510(k) clearance, or 510(k) de novo clearance. We have also initiated pilot experiments intended to identify markers with high clinical specificity that may complement OVA1. These experiments are early stage and we have yet to establish a regulatory pathway for this potential product (“OVA2™”).

Current and former academic and research institutions that we have or have had collaborations with include the Johns Hopkins University School of Medicine (“JHU”); the University of Texas M.D. Anderson Cancer Center (“M.D. Anderson”); University College London (“UCL”); the University of Texas Medical Branch

(“UTMB”); the Katholieke Universiteit Leuven; Clinic of Gynecology and Clinic of Oncology, Rigshospitalet, Copenhagen University Hospital (“Rigshospitalet”); the Ohio State University Research Foundation (“OSU”); Stanford University (“Stanford”); and the University of Kentucky (“UK”).

On July 22, 2005, we entered into a strategic alliance agreement (the “Strategic Alliance Agreement”) with Quest Diagnostics to develop and commercialize up to three diagnostic tests from our product pipeline (the “Strategic Alliance”). The Strategic Alliance Agreement was set to expire on the earlier of (i) the three-year anniversary of the agreement, which was July 22, 2008, and (ii) the date on which Quest Diagnostics commercializes three diagnostic tests. On July 21, 2008, the Strategic Alliance Agreement was amended to extend the term of the agreement to end on the earlier of (i) September 1, 2008 and (ii) the date on which Quest Diagnostics commercializes three diagnostic tests. On October 24, 2008, the Strategic Alliance Agreement was amended to extend the term of the agreement to end on the earlier of (i) September 1, 2009 and (ii) the date on which Quest Diagnostics makes its third development election. On October 7, 2009, the Strategic Alliance Agreement was amended to extend the term of the agreement to end on the earlier of (i) October 7, 2012 and (ii) the date on which Quest Diagnostics has commercially launched three licensed laboratory tests under the Strategic Alliance Agreement. On November 10, 2010, we further amended the Strategic Alliance Agreement (the Strategic Alliance Agreement and the July 21, 2008, October 24, 2008, October 7, 2009 and November 10, 2010 amendments are collectively referred to as the “Amended Strategic Alliance Agreement”) to give Quest Diagnostics the exclusive right to commercialize OVA1 for up to three additional years from the period as specified in the Strategic Alliance Agreement and to establish royalties, fees, and other payments related to the performance of OVA1. To date, Quest Diagnostics has selected two diagnostic tests to commercialize, VASCLIR and OVA1.

We were originally incorporated in California on December 9, 1993, under the name Abiotic Systems. In March 1995, we changed our corporate name to Ciphergen Biosystems, Inc. and in May 2000, we reincorporated in Delaware. We had our initial public offering in September 2000. On November 13, 2006, we sold assets and liabilities of our protein research tools and collaborative services business (the “Instrument Business Sale”), to Bio-Rad Laboratories, Inc. (“Bio-Rad”), in order to concentrate our resources on developing clinical protein biomarker diagnostic products and services. On August 21, 2007, we changed our corporate name to Vermillion, Inc. On March 30, 2009, we filed a voluntary petition for relief under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). Subsequently, on January 22, 2010, the confirmation order issued by the Bankruptcy Court approving our Second Amended Plan of Reorganization under Chapter 11 dated January 5, 2010 became final and all conditions precedent to January 22, 2010 were satisfied or waived. Accordingly, we emerged from bankruptcy protection under Chapter 11 on January 22, 2010.

OVA1 was launched on March 9, 2010 by Quest Diagnostics under the terms of the Strategic Alliance Agreement. On March 11, 2010, the Medicare contractor Highmark Medicare Services announced that it would cover OVA1 in its reimbursement program. On September 20, 2010, we announced that OVA1 was CE marked, a requirement for marketing the test in the European Union. OVA1 has satisfied all certification requirements to complete its declaration of conformity.

The Diagnostic Market

The economics of healthcare demand improved allocation of resources which can be derived through disease prevention, early detection of disease leading to early intervention, and diagnostic tools that can triage patients to more appropriate therapy and intervention. According to the May 2009 In Vitro Diagnostics Market Analysis 2009-2024 report, the worldwide market for in vitro diagnostics (“IVDs”) in 2008 was approximately $40.0 billion. Visiongain predicts that the market will generate nearly $60.0 billion in 2014.

We have chosen to concentrate primarily in the areas of oncology, hematology, cardiology and women’s health. Demographic trends suggest that, as the population ages, the burden from these diseases will increase and the demand for quality diagnostic, prognostic and predictive tests will increase. In addition, these areas generally lack quality diagnostic tests and, therefore, we believe patient outcomes can be significantly improved by the development of novel diagnostic tests.

Our focus on translational proteomics enables us to address the market for novel diagnostic tests that simultaneously measure multiple protein biomarkers. A protein biomarker is a protein or protein variant that is present at greater or lesser concentrations in a disease state versus a normal condition. Conventional protein tests measure a single protein biomarker whereas most diseases are complex. We believe that efforts to diagnose cancer and other complex diseases have failed in large part because the disease is heterogeneous at the causative level (i.e., most diseases can be traced to multiple potential etiologies) and at the human response level (i.e., each individual afflicted with a given disease can respond to that ailment in a specific manner).

Consequently, measuring a single protein biomarker when multiple protein biomarkers may be altered in a complex disease is unlikely to provide meaningful information about the disease state. We believe that our approach of monitoring and combining multiple protein biomarkers using a variety of analytical techniques will allow us to create diagnostic tests with sufficient sensitivity and specificity about the disease state to aid the physician considering treatment options for patients with complex diseases.

Ovarian Cancer

Background. Commonly known as the “silent killer”, ovarian cancer leads to approximately 15,000 deaths each year in the United States. Approximately 20,000 new ovarian cancer cases are diagnosed each year, with the majority of the patients in the late stages of the disease in which the cancer has spread beyond the ovary. Unfortunately, ovarian cancer patients in the late stages of the disease have a poor prognosis, which leads to the high mortality rates. According to the American Cancer Society, when ovarian cancer is diagnosed at its earliest stages, the patient has a 5-year survival rate of 93%. Ovarian cancer patients have up to a 90% cure rate following surgery and/or chemotherapy if detected in stage 1. However, only 19% of ovarian cancer patients are diagnosed before the tumor has spread outside the ovary. For ovarian cancer patients diagnosed in the late-stages of the disease, the 5-year survival rate falls to as low as 18%.

While the diagnosis of ovarian cancer in its earliest stages greatly increases the likelihood of survival from the disease, another factor that predicts survival from ovarian cancer is the specialized training of the surgeon who operates on the ovarian cancer patient. Numerous studies have demonstrated that treatment of malignant ovarian tumors by specialists such as gynecologic oncologists or at specialist medical centers improves outcomes for women with these tumors. Published guidelines from the Society of Gynecologic Oncologists (the “SGO”) and the American Congress of Obstetricians and Gynecologists (“ACOG”) recommend referral of women with malignant ovarian tumors to specialists. Unfortunately, today, only about one third of women with these types of tumors are operated on by specialists, in part because of inadequate tests and procedures that can identify such malignancies with high sensitivity. Accordingly, an unmet clinical need is a diagnostic test that can provide adequate predictive value to stratify patients with a pelvic mass into those with a high risk of invasive ovarian cancer versus those with a low risk of ovarian cancer, which is essential for improving overall survival in patients with ovarian cancer.

Although ovarian adnexal tumors are relatively common, malignant tumors are less so. Screening studies have indicated that the prevalence of ovarian adnexal tumors in postmenopausal women can be as high as 5 percent. Ovarian adnexal tumors are thought to be even more common in premenopausal women, but there are more non-persistent, physiologic ovarian tumors in this demographic. Using census estimates of 110 million women over the age of 18 and a 5% prevalence rate, this implies that over five million women are experiencing ovarian adnexal tumors at any given time. Although many of these do not present to the physician or are not concerning enough to warrant surgery, those that do require evaluation of the likelihood of malignancy could potentially benefit from the use of OVA1.

The ACOG and the SGO have issued guidelines to help physicians evaluate ovarian adnexal tumors for malignancy. These guidelines take into account menopausal status, CA125 levels, and physical and imaging findings. However, these guidelines have notable shortcomings because of their reliance on tools with certain weaknesses. Most notably, the CA125 blood test, which is cleared by the FDA only for monitoring for recurrence of ovarian cancer, is negative in up to 50% of early stage ovarian cancer cases. Moreover, CA125 can be elevated in diseases other than ovarian cancer, including benign ovarian tumors and endometriosis. These shortcomings limit the CA125 blood test’s utility in distinguishing benign from malignant ovarian tumors or for use in detection of early stage ovarian cancer. Transvaginal ultrasound is another diagnostic modality used with patients with ovarian tumors. Attempts at defining specific morphological criteria that can aid in a benign versus malignant diagnosis have led to the morphology index and the risk of malignancy index, with reports of 40-70% predictive value. However, ultrasound interpretation can be variable and dependent on the experience of the operator. Accordingly, the ACOG and SGO guidelines perform only modestly in identifying early stage ovarian cancer and malignancy in pre-menopausal women. Efforts to improve detection of cancer by lowering the cutoff for CA125 (the “Modified ACOG/SGO Guidelines”) provide only a modest benefit, since CA125 is absent in about 20% of epithelial ovarian cancer cases and is poorly detected in early stage ovarian cancer.

Clinical Development. To address this documented unmet clinical need, we initiated an ovarian cancer biomarker discovery program. In August 2004, we, along with collaborators at JHU, UCL and M.D. Anderson, reported in a Cancer Research paper the discovery of three biomarkers that, when combined with CA125, provided higher diagnostic accuracy for early stage ovarian cancer than other biomarkers, including CA125 alone. The three biomarkers that we reported in the August 2004 Cancer Research paper formed the basis of an expanded panel of biomarkers that together have demonstrated risk stratification value in a series of studies involving over 2,500 clinical samples from more than five clinical sites. Data presented at the June 2006 Annual Meeting of the American Society of Clinical Oncology demonstrated the portability of this biomarker panel among different clinical groups, indicating its potential validity across various testing populations. Data presented at the March 2007 Annual Meeting of the SGO described results from a cohort study. We were able to demonstrate in 525 consecutively sampled women, a significant increase in the positive predictive value using its biomarker panel over the baseline level. This translates into the potential to enrich the concentration of ovarian cancer cases referred to the gynecologic oncologist by more than twofold.

OVA1™ Ovarian Tumor Triage Test. In January, 2007, we commenced our multi-center prospective clinical trial to demonstrate the clinical performance and utility of OVA1, which was developed based on the studies described above. The clinical study population came from institutions with primary care physicians, gynecologists (“non-GO”), and/or gynecologic oncologists (“GO”). The clinical study subject enrollment centers were representative of institutions where ovarian tumor subjects potentially undergo a gynecologic examination. The specimens were collected at 27 demographically mixed sites that included large and small medical centers (universities/community hospitals), clinics that specialize in women’s health, small gynecology/obstetrics groups, gynecology/oncology practices, and HMO groups. The performance of OVA1 was determined based on 516 evaluable subjects who underwent surgery to remove a documented ovarian tumor and for whom a pathology result was available. Physicians were asked, based on the information they had, which included physical, radiologic, and laboratory results, whether they believed the patient had cancer (“Clinical Assessment”). Physicians were not provided with OVA1 score in making this determination. After surgery, the specimen was examined by a surgical pathologist per routine clinical practice. The ability of physicians to predict malignancy without OVA1 was compared to the ability of physicians or OVA1 (“Dual Assessment”) to predict malignancy. With Dual Assessment, which included OVA1, 80.0% of cancers missed by clinician impression alone were detected. Dual Assessment, which included OVA1, had greater sensitivity and negative predictive value than Clinical Assessment alone and the metrics of clinical performance were 91.7% and 93.2%, respectively. We obtained FDA clearance of OVA1 on September 11, 2009. OVA1 is the first and only FDA-cleared test to be used in the pre-surgical evaluation of ovarian adnexal tumors.

Results from the clinical trial were presented at the 2010 Annual Meeting of the SGO. A presentation by Fred Ueland, M.D., Associate Professor of Gynecologic Oncology at the University of Kentucky’s Markey Cancer Center, demonstrated that the ACOG/SGO guidelines detected only 77% of ovarian malignancies and that the Modified ACOG/SGO Guidelines improved detection to only 80%. Moreover, detection of early stage ovarian cancer was only 47%. A second presentation demonstrated that among non-gynecologic oncologists, OVA1, in conjunction with clinical impression, improved detection of malignancy to 92% from 72% using clinical impression alone among patients evaluated by non-gynecologic oncologists. Among these patients, detection of stage I ovarian cancer was 79%.

Additional results from the clinical trial were presented at the 2010 International Gynecologic Cancer Society (IGCS) meeting. This presentation reported that OVA1 had overall sensitivity for ovarian cancer of 92.5%, as compared to 68.9% for CA125 using cutoffs established in the ACOG criteria for adnexal mass evaluation and 77.0% for CA125 using cutoffs in the modified ACOG criteria. Additionally, data were presented demonstrating the high sensitivity of OVA1 for epithelial ovarian cancers; OVA1 detected 95/96 epithelial ovarian cancer cases for a sensitivity of 99.0%, including 40/41 stage I and stage II epithelial ovarian cancers, for an overall sensitivity of 97.6% for early stage epithelial ovarian cancers, as compared to 65.9% for CA125 using the ACOG cutoffs. The improvement in sensitivity was even greater among premenopausal women; for OVA1, sensitivity for early stage epithelial ovarian cancer was 92.9% and for CA125, sensitivity was 35.7%. Overall, OVA1 detected 76% of malignancies missed by CA125, including all advanced stage malignancies. OVA1 is not indicated for use as a screening or stand-alone diagnostic assay.

Health economic analysis indicates that anticipated benefits of OVA1 include i) more appropriate referrals of women with high risk of malignancy to a gynecologic oncologist and fewer referrals of women at low risk of malignancy; ii) fewer second surgeries as a result of an initial surgery by a generalist on a woman with a malignant tumor; iii) reduced need for a backup surgeon (i.e. specialist) during a surgery by a generalist; iv) more appropriate and efficient administration of intraperitoneal chemotherapy; v) longer survival, associated with better quality of life. Studies directed at demonstrating these benefits are currently being designed.

Other ovarian cancer indications. We have identified markers that may assist physicians in determining prognosis and/or recurrence. These markers require additional validation, which is planned for the years ending December 31, 2010 and 2011. We have a research and license agreement with JHU to evaluate markers that provide improved specificity in the detection of ovarian cancer. Candidate markers are currently being assessed in small, pilot sample sets. Markers demonstrating high specificity will then be assessed in larger, clinical samples sets. It is anticipated that pilot results of these studies will be reported in early 2011 at a major cancer meeting. Additionally, we have a research and license agreement with Rigshospitalet (Copenhagen). Data have been generated that show that a certain combination of markers can separate ovarian cancer patients into those with good prognosis from those with poor prognosis. These results have been submitted for publication and a patent application has been filed.

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

PAD is most commonly diagnosed using the ankle-brachial index (“ABI”), which is performed using a handheld Doppler. Blood pressures are measured in the arm and at the ankles and the ratio (ankle/arm) is calculated. Non-affected individuals should have a ratio of 0.9 or greater, while individuals with a ratio of less than 0.9 are defined as having PAD. Although the ABI has good sensitivity and specificity for PAD, its implementation into routine clinical practice has been hampered by poor physician adoption, generally because of the need to utilize special equipment by a specially trained technician and the need to have the patient lie supine in an examination room for 10 to 30 minutes prior to the administration of this test. Additionally, studies have shown that the ABI is often performed incorrectly. Therefore, a blood test that can be more routinely implemented would be beneficial in identifying people at increased risk for PAD.

In collaboration with John P. Cooke, M.D., Ph.D., a Professor and Associate Director of the Stanford Cardiovascular Institute at Stanford University School of Medicine, we have performed both an initial discovery study and a first validation study that has resulted in the identification of blood markers that could assist in the diagnosis of PAD. These findings form the basis of a novel blood diagnostic test for PAD.

The results of these studies, including the publication of two blood markers for PAD, were published in the August 2007 on-line issue of the peer-reviewed journal Circulation, which is published by the American Heart Association (the “AHA”). Independent validation of these initial findings was subsequently published in the peer-reviewed journal Vascular Medicine in 2008. This study, which encompassed 540 individuals, confirmed the elevation of the two biomarkers in subjects with PAD. Moreover, the study showed that a panel of markers improved the identification of subjects with PAD and was complementary to available data, including the AHA risk score. In this study, subjects with a moderate AHA risk score but elevated PAD biomarker score had almost a 7 times increased likelihood of having PAD than if they had a normal PAD biomarker score.

We have initiated an intended-use study to validate a multi-marker algorithm for the assessment of individuals at risk for PAD. This algorithm will be specifically directed at a primary care population in which VASCLIR is expected to be used. We have engaged the Colorado Prevention Center to perform this trial with us. The Colorado Prevention Center is a renowned Academic Research Organization that has a focus in cardiovascular clinical trials and is led by Dr. William Hiatt, who is currently the Novartis Foundation endowed professor for cardiovascular research in the Department of Medicine, University of Colorado Denver School of Medicine with appointments in cardiology and geriatrics and a clinical focus in vascular medicine. Subsequent to this study, we intend to discuss with the FDA the appropriate submission pathway, which may be PMA, 510(k) clearance, or 510(k) de novo clearance. Quest Diagnostics has accepted the PAD test as a development program under the terms of the Amended Strategic Alliance Agreement.

Commercialization

We expect to commercialize and sell diagnostic tests (which may consist of reagents and/or proprietary software) in one or both of two phases. One phase, referred to as the laboratory developed test (“LDT”) phase, will involve the sale of certain reagents (which may be in the form of proprietary software) to certain customers coupled with the grant to such customer of a sublicense to utilize the reagent in a laboratory-developed test using the methodology covered by the relevant license(s) obtained from our collaborators. An LDT would comprise multiple reagents (such as assay test kits, software, or other reagents), some of which would be supplied by us, and would be utilized by clinical laboratories to develop and perform “home brew” laboratory tests in laboratories federally regulated under the Clinical Laboratory Improvement Amendments of 1988 (“CLIA”). In the other phase, referred to as the IVD phase, we plan to sell FDA-cleared devices (which may comprise multiple reagents such as assay test kits, software, or other reagents).

Under the terms of the Amended Strategic Alliance Agreement, Quest Diagnostics has the right to commercialize up to three diagnostic tests from our product pipeline. To date, Quest Diagnostics has selected two tests, VASCLIR and OVA1. Pursuant to the Amended Strategic Alliance Agreement, Quest Diagnostics will have the non-exclusive right to commercialize each of the tests other than OVA1 on a worldwide basis, with exclusive commercialization rights in each exclusive territory, as this term is defined in the Amended Strategic Alliance Agreement, beginning on the date each test is first commercialized and ending on the third anniversary of the date that such test is cleared or approved by the FDA. Quest Diagnostics has the non-exclusive right to commercialize OVA1 on a worldwide basis, with exclusive commercialization rights in each exclusive territory, beginning on the date OVA1 was first commercialized and ending on the fifth anniversary of the date that OVA1 was cleared by the FDA, with the right to extend the exclusivity period for one additional year. These exclusive territories include the United States, India, Mexico, and the United Kingdom.

Customers

In the United States, the IVD market can be segmented into three major groups: clinical reference laboratories, the largest of which are Quest Diagnostics and Laboratory Corporation of America; hospital laboratories; and physician offices. Initially, substantially all of our revenue in the United States will be generated through clinical reference laboratories, and Quest Diagnostics will be the major customer. We will attempt to penetrate hospital laboratories and physician offices, when appropriate. Outside the United States, laboratories may become customers, either directly with us or via distribution relationships established between us and authorized distributors.

Research and Development

Our research and development efforts center on the discovery and validation of biomarkers and combinations of biomarkers that can be developed into diagnostic assays. We do this predominantly through collaborations we have established with academic institutions such as JHU, Rigshospitalet, and Stanford as well as through contract research organizations (“CRO’s”) such as PrecisionMed and the Colorado Prevention Center.

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

Genomics allows researchers to establish the relationship between gene activity and disease. However, many diseases are manifested not at the genetic level, but at the protein level. The complete structure of modified proteins cannot be determined by reference to the encoding gene alone. Thus, while genomics provides some information about diseases, it does not provide a full understanding of disease processes. We are focused on converting recent advances in proteomics into clinically useful diagnostic tests.

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

Our Solution

Our studies, particularly in ovarian cancer, have given us a better understanding of both the disease pathophysiology and the host response. By using multiple biomarkers, we are able to better characterize the disease and host response heterogeneity. In addition, by examining specific biomarkers with greater resolution, for example, post-translational modifications, we believe we can improve the specificity of our diagnostic biomarkers because these modifications reflect both the pathophysiology and host response. This is accomplished using novel protein analysis tools coupled with multivariate statistical analysis software to identify combinations of specific biomarkers leading to commercialization of disease-specific assays.

We are applying translational proteomics research, development tools, and methods to analyze biological information in an attempt to discover associations between proteins, protein variants, protein-protein interaction and diseases. We intend to develop new diagnostic tests based on known and newly identified protein markers to help physicians predict an individual’s predisposition for a disease in order to better characterize, monitor progression of and select appropriate therapies for such disease. Our goal is to develop novel diagnostic tests that address unmet medical needs, particularly in stratifying patients according to the risk of developing a disease, having a disease or failing a specific therapy for a disease.

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

When designing clinical studies, we begin with the clinical question, since this drives the downstream clinical utility of the biomarkers. With the starting point of building validation into the discovery process, we design our studies to include the appropriate cases and control groups. We further incorporate an initial validation component even within the discovery component. We place an emphasis on multi-institutional studies, inclusion of clinically relevant controls, using qualified and trained operators to run assays and collect data. For example, in an August 2004 cancer research paper, which describes the first three biomarkers in the ovarian cancer panel, there were more than 600 specimen samples taken from five hospitals that were analyzed. In the development of OVA1, we analyzed more than 2,500 samples from five additional medical centers prior to initiating the prospective ovarian clinical study for submission to the FDA. Additionally to date, we have examined over 600 samples in our PAD program. In analyzing the complex proteomics data, we take a skeptical view of statistical methodologies, choosing to use a variety of approaches and looking for concordance between approaches, taking the view that biomarkers deemed significant by multiple statistical algorithms are more likely to reflect biological conditions than mathematical artifacts.

Through biomarker discovery efforts conducted predominantly from 2000 through 2007, we have amassed a portfolio of candidate biomarkers identified in retrospective sample sets. Our research and development efforts are now mostly focused on validating these biomarkers in prospective studies. During the period from 2007 through 2008, we conducted a multi-center prospective clinical trial to determine the clinical performance of OVA1, which was submitted to the FDA on June 19, 2008, and cleared by the FDA on September 11, 2009. We have additional markers for ovarian cancer that we plan to evaluate and validate. Additionally, we have several biomarkers for PAD that we are beginning to assess prospectively in an intended-use study. Results from this study are expected in the second half of 2011.

We are also evaluating in-licensing opportunities for biomarkers in relevant disease areas. This approach requires less infrastructure and internal resources than establishing and maintaining an internal platform-driven biomarker discovery program. Additionally, it allows us to be platform-agnostic and potential biomarkers for in-licensing could be proteins, genes, or other types of analytes.

Our research and development expenses were $3,848,000 and $2,346,000 for the years ended December 31, 2010 and 2009, respectively.

Commercial Operations

Upon clearance of OVA1, we initiated efforts directed at building a commercial infrastructure, including the hiring of sales and marketing expertise and contracting with reimbursement specialists. These sales representatives work with colleagues at Quest Diagnostics to identify opportunities for communicating the benefits of OVA1 to general gynecologists and gynecologic oncologists alike. Our success will also depend on our ability to penetrate markets outside of the United States. Towards that end, on September 20, 2010, we announced that OVA1 was CE marked, a requirement for marketing the test in the European Union. OVA1 has satisfied all certification requirements to complete its declaration of conformity.

Reimbursement

In the United States, revenue for diagnostic tests comes from several sources, including third-party payers such as insurance companies and government healthcare programs, such as Medicare and Medicaid. On March 12, 2010, we announced that Highmark Medicare Services, the Medicare contractor that has jurisdiction over claims submitted by Quest Diagnostics for OVA1, will cover OVA1. This local coverage determination from Highmark Medicare Services essentially provides national coverage for patients enrolled in Medicare as well as Medicare Advantage health plans. We have worked together with Quest Diagnostics to obtain coverage and reimbursement from private payers across the country. As of January 1, 2011, twelve independent BlueCross BlueShield plans, representing more than 22 million lives, provide coverage for OVA1. In total, including Medicare and other private payers, approximately 68 million patients have access and coverage for OVA1. The Company and Quest Diagnostics are pursuing coverage from additional payers.

Competition

The diagnostics industry in which we operate is competitive and evolving. There is intense competition among healthcare, biotechnology and diagnostics companies attempting to discover candidates for potential new diagnostic products. These companies may:

•	develop new diagnostic products in advance of us or our collaborators;

•	develop diagnostic products that are more effective or cost-effective than those developed by us or our collaborators;

•	obtain regulatory clearance or approval of their diagnostic products more rapidly than us or our collaborators; or

•	obtain patent protection or other intellectual property rights that would limit the ability to develop and commercialize, or a customers’ ability to use our or our collaborators’ diagnostic products.

We compete with companies in the United States and abroad that are engaged in the development and commercialization of novel biomarkers that may form the basis of novel diagnostic tests. These companies may develop products that are competitive with and/or perform the same or similar to the products offered by us or our collaborators, such as biomarker specific reagents or diagnostic test kits. Also, clinical laboratories may offer testing services that are competitive with the products sold by us or our collaborators. For example, a clinical laboratory can either use reagents purchased from manufacturers other than us or use its own internally developed reagents to make diagnostic tests. If clinical laboratories make tests in this manner for a particular disease, they could offer testing services for that disease as an alternative to products sold by us used to test for the same disease. The testing services offered by clinical laboratories may be easier to develop and market than test kits developed by us or our collaborators because the testing services are not subject to the same clinical validation requirements that are applicable to FDA-cleared or approved diagnostic test kits.

Intellectual Property Protection

Our intellectual property includes a portfolio of owned, co-owned or licensed patents and patent applications. As of December 31, 2010, our patent portfolio included 52 issued United States patents, 93 pending United States patent applications, and numerous pending patent applications and issued patents outside the United States. These patents and patent applications are directed to several areas of technology important to our business, including our Surfaced Enhanced Laser Desorption/Ionization (“SELDI”) technology, diagnostic applications, protein biochips, instrumentation, software and biomarkers. The issued patents covering the SELDI and mass spectrometry technologies expire at various times from 2012 to 2025. As part of the Instrument Business Sale, we entered into a cross license agreement with Bio-Rad pursuant to which we retained the right to commercially exploit those proprietary rights, including SELDI technology, in the clinical diagnostics market. The clinical diagnostics market includes laboratories engaged in the research and development and/or manufacture of diagnostic tests using biomarkers, commercial clinical laboratories, hospitals and medical clinics that perform diagnostic tests. We have been granted exclusive rights to commercialize the proprietary rights in the clinical diagnostics market during a five-year exclusivity period that ends on November 13, 2011. After the end of the five-year period, we will share exclusive rights with Bio-Rad. The Company and Bio-Rad each have the right to engage in negotiations with the other party for a license to any improvements in the proprietary rights created by the other party.

We own, license or hold options to license the patents related to biomarkers developed using SELDI technology. As of December 31, 2010, we were maintaining and/or had license to 31 diagnostic patent application families. These include applications in the areas of cancer, cardiovascular disease, infectious disease, neurodegenerative disease and women’s health. On March 31, 2009, we were issued patent number 7,510,842, “Biomarker for ovarian and endometrial cancer: hepcidin”. On October 20, 2009, we were issued patent number 7,605,003, “Use of biomarkers for detecting ovarian cancer”. On June 29, 2010, we announced that the USPTO has issued a notice of allowance to us of a patent entitled “Biomarkers for Alzheimer’s disease”. On January 11, 2011, we were issued patent number 7,867,719 entitled “Beta-2 microglobulin as a biomarker for peripheral artery disease”. The patent claims are directed to Beta-2 microglobulin and biomarker combinations that include Beta-2 microglobulin for the diagnosis and management of peripheral artery disease and to the measurement of the biomarkers by a variety of methods, including mass spectrometry and immunoassay. On February 2, 2011, we announced that the USPTO had issued a notice of allowance to us of a patent entitled “Biomarkers for breast cancer.”

Outstanding material patents for OVA1 are described in the table below:

Territory	General Subject Matter	Expiration Date
United States	Use of biomarkers for detecting ovarian cancer	8/7/2025

Under the terms of a research collaboration agreement with the Johns Hopkins University School of Medicine, we were required to pay JHU $600,000, $618,000 and $637,000 for the years ending December 31, 2008, 2009 and 2010, respectively. In June 2010, the research collaboration agreement was amended by extending the term and reducing the payments to $300,000 for 2010, $400,000 for 2011, $400,000 for 2012 and $100,000 for 2013. In conjunction with the amendment, JHU forgave the previously outstanding amounts we owed of $623,000, which we recognize as a reduction to research and development expenses straight line over the term of the amended agreement. Collaboration costs under the JHU collaboration were $400,000 and $616,000 for the years ended December 31, 2010 and 2009, respectively. Collaboration costs under the JHU collaboration are included in research and development expenses. In addition, under the terms of the amended research collaboration agreement, we are required to pay the greater of 4% royalties on net sales of diagnostic tests using the assigned patents or annual minimum royalties of $50,000. Other institutions and companies from which we hold options to license intellectual property related to biomarkers or are a co-inventor on applications include UCL, M.D. Anderson, UK, OSU, McGill University (Canada), Eastern Virginia Medical School, Aaron Diamond AIDS Research Center, UTMB, Goteborg University (Sweden), University of Kuopio (Finland), The Katholieke Universiteit Leuven (Belgium) and Rigshospitalet.

In connection with the Instrument Business Sale, we sublicensed to Bio-Rad certain rights to the core SELDI technology for use outside of the clinical diagnostics field. We retained exclusive rights to the license rights for use in the field of clinical diagnostics for a five-year period, after which the license will be co-exclusive in this field. The rights to the SELDI technology are derived through royalty-bearing sublicenses from Molecular Analytical Systems, Inc. (“MAS”). MAS holds an exclusive license to patents directed to the SELDI technology from the owner, Baylor College of Medicine. MAS granted certain rights under these patents to its wholly owned subsidiaries, IllumeSys Pacific, Inc. and Ciphergen Technologies, Inc. in 1997. We obtained further rights under the patents in 2003 through sublicenses and assignments executed as part of the settlement of a lawsuit between us, MAS, LumiCyte and T. William Hutchens. Together, the sublicenses and assignments provide all rights to develop, make and have made, use, sell, import, market and otherwise exploit products and services covered by the patents throughout the world in all fields and applications, both commercial and non-commercial. The sublicenses carry the obligation to pay MAS a royalty equal to 2% of revenues recognized between February 21, 2003, and the earlier of (i) February 21, 2013, or (ii) the date on which the cumulative payments to MAS have reached $10,000,000 (collectively, the “Sublicenses”).Under our sublicense with Bio-Rad, Bio-Rad agreed to pay the royalties directly to MAS under the license rights.

On July 10, 2007, we entered into a license and settlement agreement with Health Discovery Corporation (“HDC”) pursuant to which we licensed more than 25 patents covering HDC’s support vector machine technology for use with SELDI technology. Under the terms of the HDC Agreement, we receive a worldwide, royalty-free, non-exclusive license for life sciences and diagnostic applications of the technology and have access to any future patents resulting from the underlying intellectual property in conjunction with use of SELDI systems. Pursuant to the HDC Agreement, we paid $200,000 to HDC upon entry into the agreement on July 13, 2007, $100,000 three months following the date of the agreement on October 9, 2007, and $150,000 twelve months following the date of the agreement on July 9, 2008. The remaining $150,000 payable under the HDC Agreement, which was due twenty-four months following the date of the agreement and payable as of December 31, 2008, was subsequently paid on January 22, 2010. The HDC Agreement settled all disputes between the Company and HDC.

Manufacturing

We are the manufacturer of OVA1. Components of OVA1 include reagents for each of the component assays as well as the OvaCalc® software. Because we do not directly manufacture the component assays, we are required to maintain supply agreements with manufacturers of each of the assays. As part of our Quality Systems, reagent lots for these assays are tested to ensure they meet specifications required for inclusion in OVA1. Only reagent lots determined by us as having met these specifications are permitted for use in OVA1.

Environmental Matters

Medical Waste

We have been subject to licensing and regulation under federal, state and local laws relating to the handling and disposal of medical specimens and hazardous waste as well as to the safety and health of laboratory employees. We formerly operated laboratories located in each of our former facilities in Fremont, California, the last lease for which expired on August 31, 2010. Our laboratories were operated in material compliance with applicable federal and state laws and regulations relating to disposal of all laboratory specimens. We utilized outside vendors for disposal of specimens. We cannot eliminate the risk of accidental contamination or discharge and any resultant injury from these materials. Federal, state and local laws and regulations govern the use, manufacture, storage, handling and disposal of these materials. We could be subject to damages in the event of an improper or unauthorized release of, or exposure of individuals to, hazardous materials. In addition, claimants may sue us for injury or contamination that results from our use, or the use by third parties, of these materials, and our liability may exceed our total assets. Compliance with environmental laws and regulations is expensive, and current or future environmental regulations may impair our research, development or production efforts.

Occupational Safety

In addition to its comprehensive regulation of safety in the workplace, the Federal Occupational Safety and Health Administration has established extensive requirements relating to workplace safety for healthcare employers whose workers may be exposed to blood-borne pathogens such as HIV and the hepatitis virus. These regulations, among other things, require work practice controls, protective clothing and equipment, training, medical follow-up, vaccinations and other measures designed to minimize exposure to chemicals and transmission of the blood-borne and airborne pathogens. Although we believe that we are currently in compliance in all material respects with such federal, state and local laws, failure to comply could subject us to denial of the right to conduct business, fines, criminal penalties and other enforcement actions.

Specimen Transportation

Regulations of the Department of Transportation, the International Air Transportation Agency, the Public Health Service and the Postal Service apply to the surface and air transportation of clinical laboratory specimens.

Government Regulation

General. Our activities related to diagnostic products are, or have the potential to be, subject to regulatory oversight by the FDA under provisions of the Federal Food, Drug and Cosmetic Act and regulations thereunder, including regulations governing the development, marketing, labeling, promotion, manufacturing and export of our products. The Food, Drug and Cosmetic Act requires that medical devices introduced to the United States market, unless exempted by regulation, be the subject of either a pre-market notification clearance, known as a 510(k) clearance or 510(k) de novo clearance, or a PMA. OVA1 was cleared by the FDA on September 11, 2009 under the 510(k) de novo guidelines. OVA1 was the first and is currently the only FDA-cleared blood test for the pre-operative assessment of ovarian tumors. We have not yet established a regulatory pathway for our future potential products such as VASCLIR and OVA2. Clinical studies to support either a 510(k) submission or a PMA application would need to be conducted in accordance with FDA requirements. If the FDA indicates that a PMA is required for any of our potential future clinical products, the application will require extensive clinical studies, manufacturing information and likely review by a panel of experts outside the FDA. Additionally, the FDA will generally conduct a pre-approval inspection for PMA devices.

Even in the case of devices like analyte specific reagents (“ASRs”), which may be exempt from 510(k) clearance or PMA approval requirements, the FDA may impose restrictions on marketing. Our potential future ASR products may be sold only to clinical laboratories certified under the CLIA to perform high complexity testing. In addition to requiring approval or clearance for new products, the FDA may require approval or clearance prior to marketing products that are modifications of existing products or the intended uses of these products. Additionally, the FDA will generally conduct a pre-approval inspection for PMA devices. Our suppliers’ manufacturing facilities are, and, if and when we begin commercializing and manufacturing our products ourselves, our manufacturing facilities will be, subject to periodic and unannounced inspections by the FDA and state agencies for compliance with Quality System Regulations (“QSRs”). Additionally, the FDA will generally conduct a pre-approval inspection for PMA devices. Although we believe that we and our suppliers will be able to operate in compliance with the FDA’s QSRs for ASRs, we cannot assure that we or our suppliers will be in or be able to maintain compliance in the future. We have never been subject to an FDA inspection and cannot assure that we will pass an inspection, if and when it occurs. If the FDA believes that we or our suppliers are not in compliance with applicable laws or regulations, the FDA can issue a Form 483 List of Observations, warning letter, detain or seize our products, issue a recall notice, enjoin future violations and assess civil and criminal penalties against us. In addition, approvals or clearances could be withdrawn under certain circumstances.

Any customers using our products for clinical use in the United States may be regulated under CLIA, which is intended to ensure the quality and reliability of clinical laboratories in the United States by mandating specific standards in the areas of personnel qualifications, administration, participation in proficiency testing, patient test management, quality control, quality assurance and inspections. The regulations promulgated under CLIA establish three levels of diagnostic tests - namely, waived, moderately complex and highly complex - and the standards applicable to a clinical laboratory depend on the level of the tests it performs. Medical device laws and regulations are also in effect in many of the countries in which we may do business outside the United States. These range from comprehensive device approval requirements for some or all of our potential future medical device products, to requests for product data or certifications. The number and scope of these requirements are increasing. In addition, products which have not yet been cleared or approved for domestic commercial distribution may be subject to the FDA Export Reform and Enhancement Act of 1996 (“FDERA”).

FDA Regulation of Cleared Tests. Once granted, a 510(k) clearance or PMA approval may place substantial restrictions on how our device is marketed or to whom it may be sold. All devices cleared by the FDA are subject to continuing regulation by the FDA and certain state agencies. As a medical device manufacturer, we are also required to register and list our products with the FDA. We are required to set forth and adhere to a Quality Policy and other regulations. In addition, we are required to comply with the FDA’s QSRs, which require that our devices be manufactured and records be maintained in a prescribed manner with respect to manufacturing, testing and control activities. Additionally, we may be subject to inspection by federal and state regulatory agencies. Non-compliance with these standards can result in, among other things, fines, injunctions, civil penalties, recalls, total or partial suspension of production. Further, we are required to comply with FDA requirements for labeling and promotion. For example, the FDA prohibits cleared or approved devices from being promoted for uncleared or unapproved uses. Labeling and promotional activities are subject to scrutiny by the FDA, which prohibits the marketing of medical devices for unapproved uses. Additionally, the FDA may require us to perform certain post-marketing studies (“Post-market Surveillance”) to verify or validate the clinical performance of FDA-cleared tests.

In addition, the medical device reporting regulation requires that we provide information to the FDA whenever evidence reasonably suggests that one of our devices may have caused or contributed to a death or serious injury, or where a malfunction has occurred that would be likely to cause or contribute to a death or serious injury if the malfunction were to recur.

Foreign Government Regulation of Our Products. We intend to obtain regulatory approval in other countries to market our tests. Each country maintains its own regulatory review process, tariff regulations, duties and tax requirements, product standards, and labeling requirements. We have retained the services of the Emergo Group and TUV SUD America Inc. to assist in our efforts to satisfy the regulatory requirements necessary for commercialization in Europe.

Employees

As of March 31, 2009, in connection with our voluntary petition for relief (the “Bankruptcy Filing”) under the Bankruptcy Code with the Bankruptcy Court and in an effort to conserve cash, we reduced our staff to three full-time employees, including two employees in research and development and one employee in general and administrative. As of December 31, 2009, we had two full-time employees, including one employee in research and development and one employee in general and administrative. Additionally, we had engaged as independent contractors several former employees and executive management members.

On September 11, 2009, we received clearance of our OVA1 510(k) Pre-Market Application Notification from the FDA. On November 24, 2009, we filed our Plan of Reorganization and Disclosure Statement with the Bankruptcy Court, which was amended on December 3, 2009. The Second Amended Plan of Reorganization was approved by our unsecured creditors on January 6, 2010, and by the Bankruptcy Court on January 7, 2010. We emerged from bankruptcy under the Bankruptcy Code on January 22, 2010. As part of the Second Amended Plan of Reorganization, we completed a private placement sale of 2,327,869 shares of our common stock to a group of investors for gross proceeds of $43,050,000. In connection with these events, we increased our staff to 26 full-time employees worldwide as of December 31, 2010. We also engage independent contractors from time to time. Our success will depend in large part on our ability to attract and retain skilled and experienced employees.

Code of Ethics for Executive Officers

We have adopted a Code of Ethics for Executive Officers. We publicize the Code of Ethics for Executive Officers by posting the policy on our website, www.vermillion.com. We will disclose on our website any waivers of, or amendments to, our Code of Ethics.

Information About Us

We file annual reports, quarterly reports, special reports, proxy and information statements, and other information with the Securities and Exchange Commission (the “SEC”). You may read and copy any material we file with the SEC at the SEC’s Public Reference Room located at the following address:

100 F Street, NE

Washington, DC 20549

You may obtain information on the operation of the SEC’s Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website, www.sec.gov, that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

In addition, we make available free of charge under the Investors Relation section of our website, www.vermillion.com, the Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”) as soon as reasonably practicable after we have electronically filed such material with or furnished it to the SEC. The information contained on our website is not incorporated by reference in this Annual Report on Form 10-K and should not be considered a part of this Annual Report on Form 10-K. You may also obtain these documents free of charge by submitting a written request for a paper copy to the following address:

Investor Relations

Vermillion, Inc.

12117 Bee Caves Road, Building Two, Suite 100

Austin, TX 78738

ITEM 1A.	RISK FACTORS

You should carefully consider the following risk factors and uncertainties together with all of the other information contained in this Annual Report on Form 10-K, including our audited consolidated financial statements and the accompanying notes in Part II Item 8, “Financial Statements and Supplementary Data.” The risks and uncertainties management describes below are the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also adversely affect our business.

Risks Related to Our Business

We expect to incur a net loss for fiscal 2011. If we are unable to generate significant product and licensing revenue in the future, we may never achieve profitability.

We have experienced significant operating losses each year since our inception and we expect to incur a net loss for fiscal year 2011. Our losses have resulted principally from costs incurred in research and development, sales and marketing, litigation, and general and administrative costs associated with our operations, bankruptcy under Chapter 11 and test development.

Our ability to commercialize OVA1 and other potential diagnostic tests is heavily dependent on our strategic alliance with Quest Diagnostics.

Quest Diagnostics has an exclusive license to offer OVA1 as a clinical laboratory test in the US, Mexico, Britain and India through September 11, 2014, which may be extended for an additional year beyond September 11, 2014. In addition, Quest Diagnostics is expected to have a similar exclusive license with respect to our VASCLIR test for a three year period following clearance by the FDA, as well as with respect to one additional test developed by us, if and to the extent, Quest Diagnostics exercises its development option with respect to any such test on or before October 7, 2012. Consequently, our ability to generate revenue from these tests in these regions is heavily dependent on Quest Diagnostics and its ability to market and offer these tests in its clinical laboratories.

We expect that for the foreseeable future nearly all of our revenue will be derived from Quest Diagnostics and will depend on the number of OVA1 tests performed by Quest Diagnostics and the reimbursement rate for performing those tests, which are outside of our control.

We expect that nearly all of our revenues for the foreseeable future will be derived through our strategic partnership with Quest Diagnostics and will be based on the number of OVA1 tests performed by Quest Diagnostics and the reimbursement rate received by Quest Diagnostics for those tests. On November 10, 2010, we entered into an Amendment No. 4 to our Strategic Alliance Agreement with Quest Diagnostics (the “Amendment No. 4”). Under the terms of the Amendment, we are to be paid $50 for each OVA1 performed by Quest Diagnostics, as well as a 33% royalty of Quest Diagnostics’ gross margin from performing OVA1. Amendment No. 4 provides for a monthly payment by Quest Diagnostics to us based on Quest Diagnostics’ average reimbursement per OVA1 in the previous month. Under the terms of Amendment No. 4, royalty portion of our revenue is subject to adjustment, either up or down, on an annual basis within 60 days of end of each calendar year based on Quest Diagnostics’ actual reimbursement history for that calendar year. To the extent Quest Diagnostics is not reimbursed, is reimbursed at a lower than expected rate, or has reimbursement claims rejected, the royalty amounts owed to us would be reduced. Any amounts owed by us to Quest Diagnostics will be deducted against payments owed to us in future periods. The number of tests performed by Quest Diagnostics and the amount of reimbursements received by Quest Diagnostics in any given period will be largely outside of our control. If Quest Diagnostics were to perform fewer tests or receive less reimbursement per test than expected, it could have a material adverse effect on our revenue and results of operations.

How we will recognize future revenue under the Quest Diagnostics Strategic Alliance Agreement remains uncertain and is likely to change, which could affect our revenue in future periods.

As described in detail above, Amendment No. 4 changed the structure and calculation of the payment to be received by us from Quest Diagnostics relating to OVA1. Given our limited commercialization history with OVA1, our lack of experience with the new payment terms contained in Amendment No. 4 and our inability to know or control Quest Diagnostics’ reimbursement rates for OVA1, it may be difficult for us to estimate the amount of the future royalties and the size of any year-end adjustment. It is likely that we will be unable to recognize some or all of the revenue from the royalty payments to be received from Quest Diagnostics until we are better able to estimate the final royalty payment amounts and the magnitude and effect of the annual recalculation and adjustment mechanism. Accordingly, the amount of revenue we will be able to recognize in any quarter could vary significantly, and the method used to calculate that revenue could be subject to change.

Failures to reimburse OVA1 or changes in reimbursement rates by third party payers and variances in reimbursement rates could materially and adversely affect our revenues and could result in significant fluctuations in our revenues.

A significant portion of our revenues are dependent on the amount Quest Diagnostics receives from third party payers for performing OVA1. Insurance coverage and reimbursement rates for diagnostic tests are uncertain, subject to change and particularly volatile during the early stages of a newly commercialized diagnostic test. OVA1 was commercially launched in March of 2010. There remain questions as to what extent third party payers, like Medicare, Medicaid and private insurance companies will provide coverage for OVA1 and for which indications. Quest Diagnostics will likely experience volatility in the coverage and reimbursement of OVA1 due to contract negotiation with third party payers and implementation requirements. Quest Diagnostics has advised us that the reimbursement amounts it has received from third party payers varies from payer to payer, and, in some cases, the variation is material. Third party payers, including private insurance companies as well as government payers such as Medicare and Medicaid, have increased their efforts to control the cost, utilization and delivery of healthcare services. These measures have resulted in reduced payment rates and decreased utilization for the diagnostic test industry. From time to time, Congress has considered and implemented changes to the Medicare fee schedules in conjunction with budgetary legislation, and pricing for tests covered by Medicare is subject to change at any time. Reductions in the reimbursement rate of payers may occur in the future. Reductions in the price at which OVA1 is reimbursed could have a material adverse effect on our revenues. If we and Quest Diagnostics working collaboratively are unable to establish and maintain broad coverage and reimbursement for OVA1 or if third party payers change their coverage or reimbursement policies with respect to OVA1, our revenues could be materially and adversely affected.

We may need to raise additional capital in the future beyond what we have raised in a follow-on public offering on February 18, 2011, and if we are unable to secure adequate funds on terms acceptable to us, we may be unable to execute our business plan.

On February 18, 2011, we completed a follow-on public offering of our common stock in which we issued an additional 4 million shares and raised $20.2 million in net proceeds. We believe that our current cash resources will be sufficient to meet our anticipated needs for at least the next twelve months. However, we may need to raise additional capital beyond what we have raised in the follow-on public offering in order to develop new or enhanced products or services, increase our efforts to discover biomarkers and develop them into diagnostic products, or acquire complementary products, businesses or technologies. We may seek to raise additional capital beyond what we have raised in the follow-on offering through the issuance of equity or debt securities, or a combination thereof, in the public or private markets, or through a collaborative arrangement or sale of assets. Additional financing opportunities may not be available to us, or if available, may not be on favorable terms. The availability of financing opportunities will depend, in part, on market conditions, and the outlook for our business. Any future issuance of equity securities or securities convertible into equity could result in substantial dilution to our stockholders, and the securities issued in such a financing may have rights, preferences or privileges senior to those of our common stock. If we raise additional funds by issuing debt, we may be subject to limitations on our operations, through debt covenants or other restrictions. If we obtain additional funds through arrangements with collaborators or strategic partners, we may be required to relinquish rights to certain technologies or products that we might otherwise seek to retain. If adequate and acceptable financing is not available to us at the time that we seek to raise additional capital, our ability to execute our business plan successfully may be negatively impacted.

Leverage and debt service obligations may adversely affect our consolidated cash flows.

As of December 31, 2010, we had $5,000,000 of outstanding principal of our 7.00% Convertible Senior Notes due 2011 (the “7.00% Notes”) and $7,000,000 outstanding under our secured line of credit with Quest Diagnostics.

Quest Diagnostics provided us with a $10,000,000 secured line of credit, which was forgivable based upon the achievement of certain milestones related to the development, regulatory approval and commercialization of certain diagnostic tests. As of our emergence from bankruptcy under the Bankruptcy Code, certain milestones had been met and the principal balance of the secured line of credit was reduced to $7,000,000. We are in discussions with Quest Diagnostics regarding the achievement of an additional $1,000,000 forgiveness milestone related to OVA1 under the terms of the Amended Strategic Alliance Agreement. The $7,000,000 secured line of credit is secured by our assets, and is senior to the outstanding $5,000,000 of the 7.00% Notes. As a result of this indebtedness, we have principal and interest payment obligations to Quest Diagnostics. The degree to which we are leveraged could, among other things:

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

Our success depends on our ability to continue to develop and commercialize diagnostic products. There is considerable risk in developing diagnostic products based on our biomarker discovery efforts, as candidate biomarkers may fail to validate results in larger clinical studies or may not achieve acceptable levels of clinical accuracy. If we do succeed in developing additional diagnostic tests with acceptable performance characteristics, we may not succeed in achieving significant commercial market acceptance for those tests. Our ability to successfully commercialize diagnostic products, including OVA1, will depend on several factors, including:

•	our ability to convince the medical community of the safety and clinical efficacy of our products and their advantages over existing diagnostic products;

•	our ability to further establish business relationships with other diagnostic or laboratory companies that can assist in the commercialization of these products in the US and globally; and

•

the scope and extent of the agreement by Medicare and third-party payers to provide full or partial reimbursement coverage for our products, which will affect patients’ willingness to pay for our products and will likely heavily influence physicians’ decisions to recommend or use our products.

These factors present obstacles to significant commercial acceptance of our existing and potential diagnostic products, for which we will have to spend substantial time and financial resources to overcome, and there is no guarantee that we will be successful in doing so. Our inability to do so successfully would prevent us from generating revenue from future diagnostic products.

The diagnostics market is competitive and we may not be able to compete successfully, which would adversely impact our ability to generate revenue.

Our principal competition currently comes from the many clinical options available to medical personnel involved in clinical decision making. For example, rather than ordering an OVA1 for a woman with an adnexal mass, obstetricians, gynecologists, and gynecologic oncologists may choose a different clinical option or none at all. If we are not able to convince clinicians that OVA1 provides significant improvement over current clinical practices, our ability to commercialize OVA1 would be adversely affected. In addition, competitors, such as Fujirebio Diagnostics, Inc., Becton Dickinson, ArrayIt Corporation, Correlogic Systems, Inc., and Abbott Labs have publicly disclosed that they have been or are currently working on ovarian cancer diagnostic assays. Additionally, academic institutions periodically report new findings in ovarian cancer diagnostics that may have commercial value. Our failure to compete with any competitive diagnostic assay if and when commercialized could adversely affect our business.

We have priced OVA1 at a point that recognizes the value-added by its increased sensitivity for ovarian malignancy. If others develop a test that is viewed to be similar to OVA1 in efficacy but is priced at a lower point, we and/or our strategic partners may have to lower the price of OVA1 in order to effectively compete, which would impact our margins and potential for profitability.

The commercialization of our diagnostic tests may be affected adversely by changing FDA regulations, and any delay by or failure of the FDA to approve our diagnostic tests submitted to the FDA may adversely affect our consolidated revenues, results of operations and financial condition.

The FDA cleared OVA1 on September 11, 2009. Our activities related to diagnostic products are, or have the potential to be, subject to regulatory oversight by the FDA under provisions of the Federal Food, Drug and Cosmetic Act and regulations thereunder, including regulations governing the development, marketing, labeling, promotion, manufacturing and export of our products. Failure to comply with applicable requirements can lead to sanctions, including withdrawal of products from the market, recalls, refusal to authorize government contracts, product seizures, civil money penalties, injunctions and criminal prosecution.

The Food, Drug and Cosmetic Act requires that medical devices introduced to the United States market, unless exempted by regulation, be the subject of either a pre-market notification clearance, known as a 510(k) clearance or 510(k) de novo clearance, or a PMA. Some of our potential future clinical products may require a 510(k) or 510(k) de novo clearance, while others may require a PMA. With respect to devices reviewed through the 510(k) process, we may not market a device until an order is issued by the FDA finding our product to be substantially equivalent to a legally marketed device known as a predicate device. A 510(k) submission may involve the presentation of a substantial volume of data, including clinical data. The FDA may agree that the product is substantially equivalent to a predicate device and allow the product to be marketed in the United States. On the other hand, the FDA may determine that the device is not substantially equivalent and require a PMA, or require further information, such as additional test data, including data from clinical studies, before it is able to make a determination regarding substantial equivalence. By requesting additional information, the FDA can delay market introduction of our products. Delays in receipt of or failure to receive any necessary 510(k) clearance or PMA approval, or the imposition of stringent restrictions on the labeling and sales of our products, could have a material adverse effect on us. If the FDA indicates that a PMA is required for any of our potential future clinical products, the application will require extensive clinical studies, manufacturing information and likely review by a panel of experts outside the FDA. Clinical studies to support either a 510(k) submission or a PMA application would need to be conducted in accordance with FDA requirements. Failure to comply with FDA requirements could result in the FDA’s refusal to accept the data or the imposition of regulatory sanctions. We cannot assure that any necessary 510(k) clearance or PMA approval will be granted on a timely basis, or at all. To the extent we seek FDA 510(k) clearance or FDA pre-market approval for other diagnostic tests, any delay by or failure of the FDA to clear or approve those diagnostic tests may adversely affect our consolidated revenues, results of operations and financial condition.

If we or our suppliers fail to comply with FDA requirements, we may not be able to market our products and services and may be subject to stringent penalties; further improvements to our or our suppliers’ manufacturing operations may be required that could entail additional costs.

The commercialization of our products could be delayed, halted or prevented by applicable FDA regulations. If the FDA were to view any of our actions as non-compliant, it could initiate enforcement actions, such as a warning letter and possible imposition of penalties. In addition, analyte specific reagents (“ASRs”) that we may provide would be subject to a number of FDA requirements, including compliance with the FDA’s Quality System Regulations (“QSR”), which establish extensive requirements for quality assurance and control as well as manufacturing procedures. Failure to comply with these regulations could result in enforcement actions for us or our potential suppliers. Adverse FDA actions in any of these areas could significantly increase our expenses and limit our revenue and profitability. We will need to undertake steps to maintain our operations in line with the FDA’s QSR requirements. Some components of OVA1 are manufactured by other companies and we are required to maintain supply agreements with these companies. If these agreements are not satisfactory to the FDA, we will have to renegotiate these agreements. Any failure to do so would have an adverse effect on our ability to commercialize OVA1. Our suppliers’ manufacturing facilities will be subject to periodic regulatory inspections by the FDA and other federal and state regulatory agencies. If and when we begin commercializing and assembling our products by ourselves, our facilities will be subject to the same inspections. We or our suppliers may not satisfy such regulatory requirements, and any such failure to do so would have an adverse effect on our commercialization efforts.

If we fail to continue to develop our technologies, we may not be able to successfully foster adoption of our products and services or develop new product offerings.

Our technologies are new and complex, and are subject to change as new discoveries are made. New discoveries and advancements in the diagnostic field are essential if we are to foster the adoption of our product offerings. Development of these technologies remains a substantial risk to us due to various factors, including the scientific challenges involved, our ability to find and collaborate successfully with others working in the diagnostic field, and competing technologies, which may prove more successful than our technologies.

If we fail to maintain our rights to utilize intellectual property directed to diagnostic biomarkers, we may not be able to offer diagnostic tests using those biomarkers.

One aspect of our business plan is to develop diagnostic tests based on certain biomarkers, which we have the right to utilize through licenses with our academic collaborators, such as the Johns Hopkins University School of Medicine, Stanford University, and the University of Texas M.D. Anderson Cancer Center. In some cases, our collaborators own the entire right to the biomarkers. In other cases, we co-own the biomarkers with our collaborators. If, for some reason, we lose our license to biomarkers owned entirely by our collaborators, we may not be able to use those biomarkers in diagnostic tests. If we lose our exclusive license to biomarkers co-owned by us and our collaborators, our collaborators may license their share of the intellectual property to a third party that may compete with us in offering diagnostic tests, which would materially adversely affect our consolidated revenues, results of operations and financial condition.

We have $7,000,000 outstanding from the secured line of credit provided by Quest Diagnostics. If we fail to achieve the milestones for the forgiveness of the secured line of credit set forth in our amended credit agreement with Quest Diagnostics, we will be responsible for full repayment of the secured line of credit on October 7, 2012.

As of December 31, 2010, we have $7,000,000 outstanding from the secured lined of credit in connection with the Strategic Alliance. Over a two-year period, we borrowed monthly increments of $417,000, totaling $10,000,000, and have paid all interest that was due. Funds from this secured line of credit were used for certain costs and expenses directly related to the Strategic Alliance, with forgiveness of the repayment obligations based upon our achievement of milestones related to the development, regulatory approval and commercialization of certain diagnostic tests. On October 7, 2009, the Strategic Alliance Agreement was amended to extend the term of the agreement to end on the earlier of (i) October 7, 2012 and (ii) the date on which Quest Diagnostics has commercially launched three licensed tests under the Strategic Alliance. On September 11, 2009, we announced our milestone achievement of clearing OVA1 with the FDA and, effective after the emergence from bankruptcy, reduced our principal obligations under the Amended Strategic Alliance Agreement to $7,000,000. We are in discussions with Quest Diagnostics regarding the achievement of an additional $1,000,000 forgiveness milestone related to OVA1 under the terms of the Amended Strategic Alliance Agreement. Should we fail to achieve the remaining milestones, we would be responsible for the repayment of the outstanding principal amount and any unpaid interest on the secured line of credit on October 7, 2012, which could materially adversely affect our consolidated results of operations and financial condition.

If a competitor infringes on our proprietary rights, we may lose any competitive advantage we may have as a result of diversion of our time, enforcement costs and the loss of the exclusivity of our proprietary rights.

Our success depends in part on our ability to maintain and enforce our proprietary rights. We rely on a combination of patents, trademarks, copyrights and trade secrets to protect our technology and brand. We have submitted a number of patent applications covering biomarkers that may have diagnostic or therapeutic utility. Our patent applications may or may not result in additional patents being issued.

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

On July 9, 2007, Molecular Analytical Systems filed a lawsuit in the Superior Court of California for the County of Santa Clara naming Vermillion and Bio-Rad as defendants (the “State Court lawsuit”). Under the State Court lawsuit, MAS sought an unspecified amount of damages and alleged, among other things, that we are in breach of its license agreement with MAS relating to our SELDI technology as a result of our entry into a sublicense agreement with Bio-Rad. We filed a petition to compel arbitration, which was denied in the trial court. We then filed our general denial and affirmative defenses on April 1, 2008. The Company and Bio-Rad thereafter appealed the denial of the motion to compel arbitration, which appeal had the effect of staying the State Court lawsuit, which stay was further extended in both the state trial and appellate courts when we filed for bankruptcy protection on March 30, 2009, a Voluntary Petition for Relief under Chapter 11 in the Bankruptcy Court. MAS filed a proof of claim on July 15, 2009, in connection with our Chapter 11 bankruptcy proceedings. The proof of claim mirrored the MAS lawsuit and asserted that we breached the Exclusive License Agreement by transferring certain technologies to Bio-Rad without obtaining MAS’s consent. MAS listed the value of its claim as in excess of $5,000,000. On December 28, 2009, we objected to MAS’s Proof of Claim in the Bankruptcy Court. On January 7, 2010, the Bankruptcy Court confirmed our Plan of Reorganization. Per the Court’s order confirming the Plan, our bankruptcy case will be closed when, along with other requirements, a final, non-appealable judgment is entered on MAS’s claims. After the Plan of Reorganization was confirmed, MAS filed a motion with the Bankruptcy Court asking it to abstain from hearing its proof of claim and asked the Bankruptcy Court to grant relief from the automatic stay so that MAS could proceed with the State Court lawsuit in California. Over our objection, the Bankruptcy Court granted that motion on March 16, 2010. Thereafter, the California Court of Appeal set oral argument on our appeal of the trial court order denying our motion to compel arbitration for June 17, 2010. The California Court of Appeals overturned the Superior Court’s decision in an opinion dated July 9, 2010, and ordered that the dispute be arbitrated before the Judicial Arbitration and Mediation Service (“JAMS”). MAS filed its demand for arbitration on September 15, 2010. The demand did not include any additional detail regarding MAS’s claims, and submitted the same complaint for unspecified damages that MAS filed in the Superior Court in 2007. The parties have begun to exchange initial disclosures in the arbitration, but JAMS has not yet set a schedule for resolution of MAS’s claims, and management cannot predict the ultimate outcome of this matter at this time.

Our failure to meet our purchase commitments pursuant to a manufacture and supply agreement with Bio-Rad could adversely affect our consolidated results of operations and financial condition.

We are a party to a manufacture and supply agreement with Bio-Rad, dated November 13, 2006, whereby we agreed to purchase from Bio-Rad the ProteinChip Systems and ProteinChip Arrays necessary to support our diagnostics efforts. Under the terms of the agreement, we were required to purchase a specified number of ProteinChip Systems and ProteinChip Arrays in each of the three years following the date of the agreement. Pursuant to a letter from us to Bio-Rad dated May 2, 2008, we exercised our right to terminate the agreement for convenience upon 180 days’ written notice. Consequently, termination of the agreement became effective on October 29, 2008. In our bankruptcy proceeding, Bio-Rad filed a claim for approximately $1,000,000. If we are unable to resolve this claim, it would have an adverse effect on our consolidated cash flows.

Because our business is highly dependent on key executives and employees, our inability to recruit and retain these people could hinder our business plans.

We are highly dependent on our executive officers and certain key employees. Our executive officers and key employees are employed at will by us. Any inability to engage new executive officers or key employees could impact operations or delay or curtail our research, development and commercialization objectives. To continue our research and product development efforts, we need people skilled in areas such as clinical operations, regulatory affairs and clinical diagnostics. Competition for qualified employees is intense.

Our diagnostic efforts may cause us to have significant product liability exposure.

The testing, manufacturing and marketing of medical diagnostic tests entail an inherent risk of product liability claims. Potential product liability claims may exceed the amount of our insurance coverage or may be excluded from coverage under the terms of the policy. Our existing insurance will have to be increased in the future if we are successful at introducing new diagnostic products and this will increase our costs. In the event that we are held liable for a claim or for damages exceeding the limits of our insurance coverage, we may be required to make substantial payments. This may have an adverse effect on our consolidated results of operations, financial condition and cash flows, and may increase the volatility of our common stock price.

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

If we fail to maintain proper and effective internal controls, our ability to produce accurate and timely financial statements could be impaired, which could adversely affect our business, operating results, and financial condition.

We are required to comply with the management certification requirements of Section 404 of the Sarbanes-Oxley Act of 2002. We are required to report, among other things, control deficiencies that constitute a “material weakness” or changes in internal controls that, or that are reasonably likely to, materially affect internal controls over financial reporting. A “material weakness” is a deficiency or combination of deficiencies that results in a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected. If we fail to continue to comply with the requirements of Section 404, we might be subject to sanctions or investigation by regulatory authorities such as the SEC. If we fail to remedy any material weakness, our consolidated financial statements may be inaccurate, which could adversely affect our business, operating results, and financial condition.

Legislative actions resulting in higher compliance costs are likely to adversely affect our future consolidated results of operations, financial position and cash flows.

Compliance with laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, and new regulations adopted by the SEC, are resulting in increased compliance costs. We, like all other public companies, are incurring expenses and diverting employees’ time in an effort to comply with Section 404 of the Sarbanes-Oxley Act of 2002. We have completed the process of documenting our systems of internal control and have evaluated our systems of internal control. Beginning with the year ended December 31, 2004, we have been required to assess continuously our compliance with Section 404 of the Sarbanes-Oxley Act of 2002. We expect to continue to devote the necessary resources, including internal and external resources, to support our assessment. In the future, if we identify one or more material weaknesses, or our independent registered public accounting firm is unable to attest that our report is fairly stated or to express an opinion on the effectiveness of our internal controls over financial reporting, this could result in a loss of investor confidence in our financial reports, have an adverse effect on our stock price and/or subject us to sanctions or investigation by regulatory authorities. Compliance with these evolving standards will result in increased general and administrative expenses and may cause a diversion of our time and attention from revenue-generating activities to compliance activities.

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

Risks Related to Owning our Stock

The liquidity and trading volume of our common stock may be low.

The liquidity and trading volume of our common stock has at times been low in the past and may again be low in the future. If the liquidity and trading volume were to fall, this could impact the trading price of our shares and adversely affect our ability to issue stock and for holders to obtain liquidity in their shares should they desire to sell.

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

In addition, the stock market in general and the market for diagnostic technology companies, in particular, have experienced significant price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted. A securities class action suit against us could result in substantial costs, potential liabilities and the diversion of our attention and our resources.

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

We may need to sell additional shares of our common stock or other securities in the future beyond what we have raised in a follow-on public offering on February 18, 2011 to meet our capital requirements which could cause significant dilution.

On February 18, 2011, we completed a follow-on public offering of our common stock in which we issued an additional 4 million shares and raised approximately $20.2 million in net proceeds. As of December 31, 2010, we had 10,657,564 shares of our common stock outstanding and 1,013,983 shares of our common stock reserved for future issuance to employees, directors and consultants pursuant to our employee stock plans, which excludes 849,485 shares of our common stock that were subject to outstanding options. As of December 31, 2010, 75,637 shares of restricted stock to the certain Directors pursuant to the Debtor’s Incentive Plan and 6,252 shares of restricted stock awards to certain employees pursuant to the 2010 Plan were not vested. These shares vest ratably through June 2011. In addition, as of December 31, 2010, warrants to purchase 415,782 shares of our common stock were outstanding at exercise prices ranging from $9.25 to $25.00 per share, with a weighted average exercise price of $17.59 per share. Also at December 31, 2010, there were 250,000 shares of our common stock reserved for issuance upon conversion of the 7.00% Notes.

The exercise or conversion of all or a portion of our senior notes, outstanding options and warrants, and the vesting of our restricted stock, would dilute the ownership interests of our stockholders. Furthermore, future sales of substantial amounts of our common stock in the public market, or the perception that such sales are likely to occur, could affect prevailing trading prices of our common stock and the value of the notes.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our principal facility is located in Austin, Texas. The following chart indicates the facilities that we lease, the location and size of each facility and its designated use.

Location	Approximate Square Feet	Primary Functions	Lease Expiration Date
Austin, Texas	4,218 sq. ft.	Marketing, sales and administrative offices	2012
Mountain View, California	2,442 sq. ft.	Research and development, clinical and regulatory offices	2012

ITEM 3.	LEGAL PROCEEDINGS

Molecular Analytical Systems, Inc. Litigation

On July 9, 2007, Molecular Analytical Systems (“MAS”) filed a lawsuit in the Superior Court of California for the County of Santa Clara naming Vermillion and Bio-Rad as defendants (the “State Court lawsuit”). Under the State Court lawsuit, MAS sought an unspecified amount of damages and alleged, among other things, that we are in breach of its license agreement with MAS relating to our SELDI technology as a result of our entry into a sublicense agreement with Bio-Rad. We filed a petition to compel arbitration, which was denied in the trial court. We then filed our general denial and affirmative defenses on April 1, 2008. The Company and Bio-Rad thereafter appealed the denial of the motion to compel arbitration, which appeal had the effect of staying the State Court lawsuit, which stay was further extended in both the state trial and appellate courts when we filed on March 30, 2009, a Voluntary Petition for Relief under Chapter 11 in the Bankruptcy Court. MAS filed a proof of claim on July 15, 2009, in connection with our Chapter 11 bankruptcy proceedings. The proof of claim mirrored the MAS lawsuit and asserted that we breached the Exclusive License Agreement by transferring certain technologies to Bio-Rad without obtaining MAS’s consent. MAS listed the value of its claim as in excess of $5,000,000. On December 28, 2009, we objected to MAS’s Proof of Claim in the Bankruptcy Court. On January 7, 2010, the Bankruptcy Court confirmed our Plan of Reorganization. Per the Court’s order confirming the Plan, our bankruptcy case will be closed when, along with other requirements, a final, non-appealable judgment is entered on MAS’s claims. After the Plan of Reorganization was confirmed, MAS filed a motion with the Bankruptcy Court asking it to abstain from hearing its proof of claim and asked the Bankruptcy Court to grant relief from the automatic stay so that MAS could proceed with the State Court lawsuit in California. Over our objection, the Bankruptcy Court granted that motion on March 15, 2010. Thereafter, the California Court of Appeal set oral argument on our appeal of the trial court order denying our motion to compel arbitration for June 17, 2010. The California Court of Appeals overturned the Superior Court’s decision in an opinion dated July 9, 2010, and ordered that the dispute be arbitrated before JAMS. MAS filed its demand for arbitration on September 15, 2010. The demand did not include any additional detail regarding MAS’s claims, and submitted the same complaint for unspecified damages that MAS filed in the Superior Court in 2007. The parties have begun to exchange initial disclosures in the arbitration, but JAMS has not yet set a schedule for resolution of MAS’s claims, and management cannot predict the ultimate outcome of this matter at this time.

Bio-Rad Laboratories, Inc. Matters

On November 13, 2006, we completed the Instrument Business Sale to Bio-Rad. The Instrument Business Sale included our SELDI technology, ProteinChip arrays and accompanying software. Pursuant to the terms of the sales agreement, the total sales price was $20,000,000, of which $16,000,000 was paid by Bio-Rad to us at the closing of the transaction on November 13, 2006. A total of $4,000,000 was held back from the sales proceeds contingent upon our meeting certain obligations, of which $2,000,000 was subsequently paid to us in fiscal 2007 upon the issuance by the United States Patent and Trademark Office of a reexamination certificate for United States Patent No. 6,734,022. From the amounts held back, the remaining $2,000,000, subject to certain adjustments, is being held in escrow to serve as security for us to fulfill certain obligations.

In connection with the Instrument Business Sale, we entered into a letter agreement with Bio-Rad pursuant to which we agreed to indemnify Bio-Rad and its subsidiaries with respect to certain payments made by Bio-Rad in connection with the termination of employees of its former subsidiary in the United Kingdom in the six-month period immediately following the Instrument Business Sale. On May 4, 2007, Bio-Rad delivered a claim for indemnification under the agreement for $307,000, which was paid out of $2,000,000 held in escrow. In August 2009, Bio-Rad also filed a proof of claim in the bankruptcy case for indemnification of the MAS lawsuit. Management is disputing the claim and cannot predict the ultimate outcome of this matter at this time.

In connection with the Instrument Business Sale, we also entered into a manufacture and supply agreement with Bio-Rad on November 13, 2006, whereby we agreed to purchase ProteinChip Systems and ProteinChip Arrays (collectively, the “Research Tools Products”) from Bio-Rad. Under the terms of the manufacture and supply agreement, we agreed to provide Bio-Rad quarterly, non-binding, twelve-month rolling forecasts setting forth our anticipated needs for Research Tools Products over the forecast period. We were permitted to provide revised forecasts as necessary to reflect changes in demand for the products, and Bio-Rad was required to use commercially reasonable efforts to supply amounts in excess of the applicable forecast. Either party was permitted to terminate the agreement for convenience upon 180 days’ prior written notice, or upon default if the other party failed to cure such default within 30 days after notice thereof. In a letter from us to Bio-Rad dated May 2, 2008, we exercised our right to terminate the November 13, 2006 manufacture and supply agreement for convenience upon 180 days’ written notice. Consequently, termination of the agreement became effective on October 29, 2008. In October 2009, Bio-Rad filed a proof of claim in our bankruptcy case based on certain contract claims for approximately $1,000,000. We are attempting to resolve the contract claims and have accrued for this contingency within general and administrative expense at December 31, 2010 and 2009. Management cannot predict the ultimate outcome of this matter at this time.

Health Discovery Corporation Litigation

On June 26, 2006, Health Discovery Corporation (“HDC”) filed a lawsuit against Vermillion in the United States District Court for the Eastern District of Texas, Marshall Division (the “Court”), claiming that software used in certain of our ProteinChip Systems infringes on three of its United States patents. HDC sought injunctive relief as well as unspecified compensatory and enhanced damages, reasonable attorney’s fees, prejudgment interest and other costs. On August 1, 2006, we filed an unopposed motion with the Court to extend the deadline for us to answer or otherwise respond until September 2, 2006. We filed our answer and counterclaim to the complaint with the Court on September 1, 2006. Concurrent with our answer and counterclaims, we filed a motion to transfer the case to the Northern District of California. On January 10, 2007, the Court granted us motion to transfer the case to the Northern District of California. The parties met for a scheduled mediation on May 7, 2007. On July 10, 2007, we entered into a license and settlement agreement with HDC pursuant to which we licensed more than 25 patents covering HDC’s support vector machine technology for use with SELDI technology. Under the terms of the HDC Agreement, we receive a worldwide, royalty-free, non-exclusive license for life sciences and diagnostic applications of the technology and have access to any future patents resulting from the underlying intellectual property in conjunction with use of SELDI systems. Pursuant to the HDC Agreement, we paid $200,000 to HDC upon entry into the agreement on July 13, 2007, $100,000 three months following the date of the agreement on October 9, 2007, and $150,000 twelve months following the date of the agreement on July 9, 2008. The remaining $150,000 payable under the HDC Agreement, which was due twenty-four months following the date of the agreement and payable as of December 31, 2008, was subsequently paid on January 22, 2010. The HDC Agreement settled all disputes between the Company and HDC.

Debtor’s Incentive Plan

In connection with the Bankruptcy Filing, on April 21, 2009, we filed the Debtor’s Motion for Entry of an Order Approving the Debtor’s Incentive Plan (the “Debtor’s Incentive Plan”) and Authorizing Payments thereunder pursuant to §§ 363(b) and 503(b) of the Bankruptcy Code (the “Incentive Plan Motion”) which sought to provide proper incentives to the directors (Gail Page, John Hamilton and James Burns, collectively, the “Directors”) to help achieve a successful sale or restructuring of the Company. At a hearing on June 22, 2009, the Court entered an Order approving the Incentive Plan Motion (the “Incentive Plan Order”). The Debtor’s Incentive Plan is only triggered upon the occurrence of a qualified transaction defined as the closing of any sale pursuant to section 363 of the Bankruptcy Code or the effectiveness of a Reorganization Plan confirmed pursuant to section 1129 of the Bankruptcy Code. The Debtor’s Incentive Plan payment was based upon a percentage of (A) the gross proceeds of Asset Sales, both prior to and after the Food and Drug Administration approval of the ovarian tumor triage test, and (B) the value of consideration - cash, debt and equity - distributed pursuant to a confirmed Reorganization Plan. In the end, the Incentive Plan Order provided that the Directors would receive: (i) zero, on Qualified Transaction Proceeds of 3,000,000 or less, (ii) 6% on Qualified Transaction Proceeds of $3,000,001 to $10,000,000, and (iii) 8% on Qualified Transaction Proceeds of greater than $10,000,000. While the Incentive Plan Order provided us with the authority to make distributions under the Debtor’s Incentive Plan, we agreed as part of the Plan of Reorganization to seek final judicial approval of the amounts to be paid pursuant to the Debtor’s Incentive Plan. On April 13, 2010, our counsel, the Official Committee of the Equity Security Holders, and the Directors submitted a proposed settlement to the Bankruptcy Court. On April 14, 2010, after a hearing, an order was issued by the Bankruptcy Court approving the Debtor’s Incentive Plan. Under the Debtor’s Incentive Plan, we were directed to distribute an aggregate of $5,000,000 in cash and 302,541 shares of restricted stock having a fair value of $6,626,000 in Debtor’s Incentive Plan payments to the Directors. All such restricted stock vests with respect to 1/24th of the total distributed on each monthly anniversary of the vesting commencement date, June 22, 2009. The total Debtor’s Incentive Plan payments were allocated to Gail Page, James Burns and John Hamilton on a 60%-20%-20% basis, respectively. The contingency was accounted for upon the occurrence of the qualified transaction on January 7, 2010 when the Bankruptcy Courts issued a confirmation order approving our Reorganization Plan. For the year ended December 31, 2010, we incurred $9,969,000 under the terms of the Debtor’s Incentive Plan, of which $6,932,000 was recorded in Reorganization Items for the period prior to emerging from bankruptcy under the Bankruptcy Code and $3,037,000 was recorded in general and administrative expenses for the period subsequent to emerging from bankruptcy under the Bankruptcy Code. In April 2010, we distributed an aggregate of $5,000,000 in cash to the Directors. We distributed 226,904 shares of our common stock to the Directors under the Debtor’s Incentive Plan during the year ended December 31, 2010.

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

ITEM 4.	[REMOVED AND RESERVED]

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on The Nasdaq Global Market under the symbol “VRML.”

On September 25, 2008, our common stock was delisted from and suspended from trading on The Nasdaq Capital Market as a result of our noncompliance with the listing criteria under Marketplace Rule 4310(c)(3). Upon delisting from The Nasdaq Capital Market, our common stock became immediately eligible for quotation and began trading over-the-counter (“OTC”) on Pink Quote, formerly known as Pink Sheets, electronic quotation system (“Pink Quote”) on September 25, 2008, under the ticker symbol “VRML.PK”. After a market maker’s application to trade our common stock on the OTC Bulletin Board was approved by the Financial Industry Regulatory Authority, our common stock began trading on the OTC Bulletin Board under the ticker symbol “VRML.OB” on October 10, 2008.

In connection to our March 30, 2009 filing for relief under the Bankruptcy Code in the Bankruptcy Court, our common stock began trading under the ticker symbol “VRMLQ.OB” on April 6, 2009. On April 20, 2009, our common stock began trading under the ticker symbol “VRMQE.OB” as a result of us becoming a delinquent filer of our required financial reports to the SEC under the National Association of Securities Dealers, Inc. (“NASD”) Rule 6530. After a 30-day grace period on May 20, 2009, our common stock was delisted from the OTC Bulletin Board for noncompliance with NASD Rule 6530. Upon delisting from the OTC Bulletin Board, our common stock became immediately eligible for quotation and began trading on Pink Quote under the ticker symbol “VRMLQ.PK” on May 20, 2009. On January 27, 2010, our common stock began trading under the symbol “VRML.PK” in connection with our emergence from bankruptcy under the Bankruptcy Code on January 22, 2010.

On July 6, 2010, The Nasdaq Stock Market LLC relisted our common stock on The Nasdaq Global Market. On February 1, 2011, there were 64 registered holders of record of our common stock, including multiple beneficial holders and depositories, banks and brokers listed as a single holder in the street name of each respective depository, bank or broker. The closing price of our common stock on February 18, 2011 was $5.28.

The following sets forth the quarterly high and low trading prices as reported by The Nasdaq Global Market, Pink Quote and OTC Bulletin Board for the periods indicated. Any prices reflecting OTC quotations are based on quotations between dealers, which do not reflect retail mark-up, markdown or commissions, and do not necessarily represent actual transactions.

	2010		2009
	High	Low	High	Low
First Quarter	$34.00	$20.90	$0.90	$0.21
Second Quarter	29.00	10.95	1.20	0.02
Third Quarter	13.50	4.95	14.00	0.01
Fourth Quarter	9.49	4.53	28.45	9.56

Dividends

We have never paid or declared any dividend on our common stock and we do not anticipate paying cash dividends on our common stock in the foreseeable future. If we pay a cash dividend on our common stock, we also may be required to pay the same dividend on an as-converted basis on any outstanding preferred stock, warrants, convertible notes or other securities. Moreover, any preferred stock or other senior debt or equity securities to be issued and any future credit facilities might contain restrictions on our ability to declare and pay dividends on our common stock. We intend to retain all available funds and any future earnings to fund the development and expansion of our business.

Unregistered Sales of Equity Securities

On January 7, 2010, we closed a private placement transaction with a group of investors. We received $43,050,000 in gross proceeds from the sale of 2,327,869 shares of our common stock at a price of $18.4932 per share. The shares of our common stock issued in connection with the private placement were exempted from the registration requirement pursuant to Regulation D of the Securities Act. Accordingly, these restricted shares were subject to the resale limitations of Rule 144 under the Securities Act, as a transaction not involving a public offering because, among other things, the investors were accredited investors at the time of the transaction and appropriate legends were affixed to the instruments representing such securities issued in such transaction.

From November 30, 2009, through January 22, 2010, we exchanged 428,906 shares of our common stock for $7,100,000 in principal and unpaid interest of $732,000 related to the convertible senior notes due September 1, 2011. From October 21, 2009 through November 19, 2009, $4,400,000 in principal related to the 7.00% Notes was converted into 220,000 shares of our common stock. The offer and issuance of the securities was exempt from registration under Section 3(a)(9) of the Securities Act.

From November 24, 2009 to January 22, 2010, we exchanged a total of 15,794 shares of our common stock for $305,000 in principal and $18,000 in unpaid interest related to the convertible senior notes due September 1, 2009 (the “4.50% Notes”). The offer and issuance of the securities was exempt from registration under Section 3(a)(9) of the Securities Act.

From October 5, 2009, through April 12, 2010, we issued 990 shares of our common stock for $12,000 from the cash exercise of warrants dated August 3, 2006, with an exercise price of $12.60 per share (the “August 3 Warrants”), and 3,496 shares of our common stock from the cashless exercise of 8,625 underlying common stock shares of the August 3 Warrants. From October 5, 2009, through April 12, 2010, we issued 990 shares of our common stock for $12,000 from the cash exercise of warrants dated November 15, 2006, with an exercise price of $12.60 per share (the “November 15 Warrants”), and 3,486 shares of our common stock from the cashless exercise of 8,625 underlying common stock shares of the November 15 Warrants. From September 29, 2009, through March 4, 2010, we issued 392,120 shares of our common stock for $3,627,000 from the cash exercise of warrants dated August 29, 2007, with an exercise price of $9.25 per share (the “2007 Warrants”), and 521,213 shares of our common stock from the cashless exercise of 1,435,678 underlying common stock shares of the 2007 Warrants. The offer and issuance of securities is subject to the resale limitations of Rule 144 under the Securities Act.

On August 29, 2007, we completed a private placement sale of 2,451,309 shares of our common stock and a warrant to purchase up to an additional 1,961,047 shares of our common stock with an exercise price of $9.25 per share and expiration date of August 29, 2012, to a group of existing and new investors for $20,591,000 in gross proceeds. In connection with Quest Diagnostics participation in this transaction, we amended a warrant to purchase an additional 220,000 shares of our common stock that was originally issued to Quest Diagnostics on July 22, 2005. Pursuant to the terms of the amendment, the warrant to purchase 220,000 shares of our common stock was reduced from $35.00 per share to $25.00 per share and the expiration date was extended from July 22, 2010, to July 22, 2011. The sale, offer and issuance of the securities was exempt from registration under Section 4(2) and/or Rule 506 of Regulation D of the Securities Act, as a transaction not involving a public offering because, among other things, the investors were accredited investors at the time of the transaction and appropriate legends were affixed to the instruments representing such securities issued in such transaction.

As partial consideration for services as placement agent in connection with the August 29, 2007 private placement sale, we issued a warrant to purchase up to 92,100 shares of our common stock with an exercise price of $9.25 per share and expiration date of August 29, 2012 to Oppenheimer & Co. Inc. (“Oppenheimer”). Our Board of Directors determined the value of such warrants to be equal to the price paid for the warrants by the investors in the offering, or $1.25 per warrant share, for an aggregate value of $115,000. The sale, offer and issuance of the securities was exempt from registration under Section 4(2) and/or Rule 506 of Regulation D of the Securities Act, as a transaction not involving a public offering, because among other things, Oppenheimer was an accredited investor at the time of the transaction and appropriate legends were affixed to the instruments representing such securities issued in such transaction.

Equity Compensation Plan Information

We currently maintain three equity-based compensation plans that were approved by our stockholders. The plans are the Amended and Restated 2000 Stock Plan (the “2000 Plan”), the Amended and Restated 2000 Employee Stock Purchase Plan (the “2000 ESPP”), and the 2010 Stock Incentive Plan (the “2010 Plan”).

2000 Plan. The authority of our Board of Directors to grant new stock options and awards under the 2000 Plan terminated in 2010. The Board of Directors continues to administer the 2000 Plan with respect to the stock options that remain outstanding to our officers, employees, directors and a consultant. At December 31, 2010, there were 646,485 shares of stock options that remain outstanding under the 2000 Plan.

2000 ESPP. Subject to limits, all of our officers and employees in the United States are eligible to participate in the 2000 ESPP. The 2000 ESPP operates in successive six-month offering and purchase periods. Participants in the ESPP may purchase our common stock at the end of each purchase period at a purchase price equal to 85.0% of the lower of the fair market value of our common stock at the beginning of the offering period or the end of the purchase period. The 2000 ESPP administrator may allow participants to contribute up to 15.0% of their eligible compensation to purchase stock under the 2000 ESPP. Our Board of Directors or a committee of our Board of Directors administers the 2000 ESPP. The total amount of shares originally available for purchase under the 2000 ESPP was 1,505,795, of which 136,222 shares had been purchased.

2010 Plan. The 2010 Plan is administered by the Compensation Committee of the Board. Our employees, directors, and consultants are eligible to receive awards under the 2010 Plan. The 2010 Plan permits the granting of a variety of awards, including stock options, share appreciation rights, restricted shares, restricted share units, and unrestricted shares, deferred share units, performance and cash-settled awards, and dividend equivalent rights. We are authorized to issue up to 1,322,983 shares of common stock, par value $0.001 per share under the 2010 Plan, subject to adjustment as provided in the 2010 Plan. At December 31, 2010, there were 203,000 shares of stock options that remain outstanding under the 2010 Plan.

The number of shares of our common stock to be issued upon exercise of outstanding stock options, the weighted-average exercise price of outstanding stock options and the number of shares available for future stock option grants and stock awards under equity compensation plans as of December 31, 2010, were as follows:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in First Column)
Equity compensation plans approved by security holders	849,485	(1)	$16.13	(2)	1,013,983	(3)
Equity compensation plans not approved by security holders	—		—		—

Total	849,485		$16.13		1,013,983

(1)	Includes outstanding stock options for 646,485 shares of our common stock under the 2000 Plan and 203,000 shares of our common stock under the 2010 Plan.

(2)	Includes the weighted average stock price for outstanding stock options of $14.62 under the 2000 Plan and $20.93 for the 2010 Plan.
(3)	Includes 1,013,983 shares of our common stock for the 2010 Plan. No future awards shall occur under the 2000 Plan or the 2000 ESPP.

Performance Graph

Pursuant to SEC Release No. 333-8876 and Instructions to Item 201(e)(6) of Regulation S-K, information is not required.

ITEM 6.	SELECTED FINANCIAL DATA

The selected consolidated financial data presented below for the fiscal years ended December 31, 2010, 2009, 2008, 2007 and 2006 are derived from audited financial statements. The data set forth below should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our financial statements and related notes thereto appearing elsewhere in this Annual Report on Form 10-K. On March 30, 2009, we filed a voluntary petition for relief under the Bankruptcy Code in the Bankruptcy Court. We operated our business and managed our properties as debtors in possession while under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. On January 22, 2010, we emerged from bankruptcy under the Bankruptcy Code. The selected data in this section are not intended to replace our financial statements.

For the year ended December 31, (In thousands, except per share data) Consolidated Statements of Operations Data:	2010	2009	2008	2007	2006
Revenue:
Product	$308	$—	$10	$—	$11,292
License	867	—	—	—	—
Service	—	—	114	44	6,923

Total revenue(1)	1,175	—	124	44	18,215
Cost of revenue:
Product	88	—	4	—	5,818
Service	—	—	20	28	3,520

Total cost of revenue(2)	88	—	24	28	9,338

Gross profit	1,087	—	100	16	8,877
Operating expenses:
Research and development	3,848	2,346	5,289	8,321	11,474
Sales and marketing	2,857	455	2,019	2,067	12,568
General and administrative	8,984	2,562	7,309	10,858	10,661

Total operating expenses	15,689	5,363	14,617	21,246	34,703
Gain on sale of instrument business(3)	—	—	—	1,610	6,929
Loss from operations(4)	(14,602)	(5,363)	(14,517)	(19,620)	(18,897)
Loss on extinguishment of debt(5)	—	—	—	—	(1,481)
Interest income	40	28	399	734	843
Interest expense	(491)	(1,691)	(2,035)	(2,302)	(2,254)
Loss on investments in auction rate securities(6)	58	—	(2,176)	—	—
Change in fair value and exercise of warrants, net(7)	4,353	(12,106)	—	—	—
Debt conversion costs	(141)	(819)	—	—	—
Reorganization items(8)	(1,677)	(2,066)	—	—	—
Reorganization items-related party incentive plan(9)	(6,932)	—	—	—	—
Other income (expense), net	358	(20)	(41)	69	(125)

Loss before income taxes	(19,034)	(22,037)	(18,370)	(21,119)	(21,914)
Income tax benefit (expense)	—	(11)	40	(163)	(152)

Net loss	$(19,034)	$(22,048)	$(18,330)	$(21,282)	$(22,066)

Net loss per share - basic and diluted	$(1.83)	$(3.31)	$(2.87)	$(4.47)	$(6.05)

Shares used to compute basic and diluted net loss per common share	10,405	6,662	6,382	4,765	3,647

As of December 31,
(In thousands)
Consolidated Balance Sheet Data:	2010	2009	2008	2007	2006
Cash and cash equivalents(10)	$22,914	$3,440	$2,464	$7,617	$17,711
Investment in securities	—	—	—	8,875	—
Working capital (deficit)	13,726	(636)	(3,727)	8,534	12,994
Total assets	24,035	4,609	3,858	24,053	23,016
Long-term debt and capital lease obligations, including current portion	12,000	17,765	28,878	28,667	25,511
Total stockholders’ equity (deficit)	4,616	(27,317)	(29,068)	(11,462)	(9,901)

(1)

The decrease in revenue for the year ended December 31, 2007 compared to the same period in the prior year was due to our sale of the assets and liabilities of our protein research products and collaborative services business to Bio-Rad Laboratories, Inc. We did not begin to generate revenue from diagnostic products and related licensing until the year ended December 31, 2010.

(2)

The decrease in cost of revenue for the year ended December 31, 2007 compared to the same period in the prior year was due to our sale of the assets and liabilities of our protein research products and collaborative services business to Bio-Rad Laboratories, Inc. in November 2006 in order to concentrate our resources on developing clinical protein biomarker diagnostic products and services. The decrease in cost of revenue was consistent with the decrease in revenue for the same period.

(3)

The gain on sale of instrument business for the year ended December 31, 2006 and 2007 was due to our sale of the assets and liabilities of our protein research products and collaborative services business to Bio-Rad Laboratories, Inc. in November 2006.

(4)

The decrease in loss from operations from $14,517 for the year ended December 31, 2008 to $5,363 for the year ended December 31, 2009 was due primarily to the bankruptcy filing in March 2009 and the subsequent curtailment of operations and expenditures while under bankruptcy protection.

(5)

The loss on extinguishment of debt of $1,481 for the year ended December 31, 2006 represents the expensing of $868 of unamortized debt discount and $613 of unamortized prepaid offering costs related to the exchange of $27,500 of our 4% convertible senior notes due September 1, 2008 for $16,500 of 7% convertible notes and $11,000 in cash.

(6)	Loss on investment in auction rate securities was due to an other-than-temporary charge on investments available-for-sale of $2,176 for the year ended December 31, 2008.
(7)

Effective January 1, 2009, the adoption of the new accounting guidance resulted in the reclassification of certain outstanding warrants from stockholders’ deficit to liability, which further required remeasurement at the end of each reporting period. This resulted in the change in fair value and exercise of warrants for the years ended December 31, 2009 and 2010.

(8)	Reorganization items include professional advisory fees and other costs directly associated with our Chapter 11 bankruptcy activities.
(9)

Reorganization items for the Debtor’s Incentive Plan for the year ended December 31, 2010 amounted to $6,932. We paid $5,000 in cash and accrued $1,932 for the value of the vested portions of restricted stock under the Debtor’s Incentive Plan prior to emerging from bankruptcy.

(10)

The increase in cash and cash equivalents from $3,440 at December 31, 2009 to $22,914 at December 31, 2010 was due to a private placement sale of 2,327,869 shares of our common stock for net proceeds of $42,800 in January 2010 as part of emerging from bankruptcy partially offset by operating and other expenses incurred as well as the cash exercise of certain outstanding warrants.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with our Consolidated Financial Statements and related Notes thereto, included on pages F-1 through F-37 of this Annual Report on Form 10-K, and “Risk Factors”, which are discussed in Item 1A. The statements below contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See “Forward-Looking Statements” on page i.

Overview

Vermillion was originally incorporated in California on December 9, 1993, under the name Abiotic Systems. In March 1995, Abiotic Systems changed its corporate name to Ciphergen Biosystems, Inc., and subsequently on June 21, 2000, it reincorporated in Delaware. Under the name Ciphergen Biosystems, Inc., we had our initial public offering on September 28, 2000. On November 13, 2006, we sold the assets and liabilities of our protein research products and collaborative services business to Bio-Rad, which allowed us to focus on the development of our diagnostics tests. On August 21, 2007, Ciphergen Biosystems, Inc. changed its corporate name to Vermillion, Inc. Effective at the close of business on March 3, 2008, we effected a 1 for 10 reverse stock split of our common stock. Accordingly, all share and per share amounts were adjusted to reflect the impact of the 1 for 10 reverse stock split in this Annual Report on Form 10-K.

We are dedicated to the discovery, development and commercialization of novel high-value diagnostic tests that help physicians diagnose, treat and improve outcomes for patients. Our tests are intended to help guide decisions regarding patient treatment, which may include decisions to refer patients to specialists, to perform additional testing, or to assist in the selection of therapy. A distinctive feature of our approach is to combine multiple markers into a single, reportable index score that has higher diagnostic accuracy than its constituents. We concentrate our development of novel diagnostic tests in the fields of oncology, hematology, cardiology and women’s health, with the initial focus on ovarian cancer. We also intend to address clinical questions related to early disease detection, treatment response, monitoring of disease progression, prognosis and others through collaborations with leading academic and research institutions.

Management (“we”, “us” or “our”) concentrates its development of novel diagnostic tests in the fields of oncology, hematology, cardiology and women’s health, with the initial focus on ovarian cancer. We also intend to address clinical questions related to early disease detection, treatment response, monitoring of disease progression, prognosis and others through collaborations with leading academic and research institutions such as our strategic alliance agreement with Quest Diagnostics.

On March 30, 2009, we filed for relief under the Chapter 11 of the Bankruptcy Code. We emerged from bankruptcy protection on January 22, 2010, pursuant to the terms of a January 5, 2010 order entered by the Bankruptcy court approving our Second Amended Plan of Reorganization under Chapter 11.

Our lead product, OVA1, was cleared by the FDA on September 11, 2009. OVA1 addresses a clear unmet clinical need, namely the pre-surgical identification of women who are at high risk of having a malignant ovarian tumor. Numerous studies have documented the benefit of referral of these women to gynecologic oncologists for their initial surgery. Prior to the clearance of OVA1, no blood test had been cleared by the FDA for physicians to use in the pre-surgical management of ovarian adnexal masses. OVA1 is a qualitative serum test that utilizes five well-established biomarkers and proprietary FDA-cleared software to determine the likelihood of malignancy in women over age 18, with a pelvic mass for whom surgery is planned. OVA1 was developed through large pre-clinical studies in collaboration with numerous academic medical centers encompassing over 2,500 clinical samples. OVA1 was fully validated in a prospective multi-center clinical trial encompassing 27 sites reflective of the diverse nature of the clinical centers at which ovarian adnexal masses are evaluated. The results of the clinical trial demonstrated that among non-gynecologic oncologists, OVA1, in conjunction with clinical evaluation, was able to identify 91.7% of the malignant ovarian tumors and to rule out malignancy NPV with 93.2% certainty. Recently, data were presented at the 2010 International Gynecologic Cancer Society Meeting demonstrating the high sensitivity of OVA1 for epithelial ovarian cancers; overall OVA1 detected 95/96 epithelial ovarian cancer cases for a sensitivity of 99.0%, including 40/41 stage I and stage II epithelial ovarian cancers, for an overall sensitivity of 97.6% for early stage epithelial ovarian cancers, as compared to 65.9% for CA125 using the ACOG cutoffs. The improvement in sensitivity was even greater among premenopausal women; for OVA1, sensitivity for early stage epithelial ovarian cancer was 92.9% and for CA125, sensitivity was 35.7%. Overall, OVA1 detected 76% of malignancies missed by CA125, including all advanced stage malignancies. OVA1 is not indicated for use as a screening or stand-alone diagnostic assay.

In addition to OVA1, we have development programs in other clinical aspects of ovarian cancer as well as in peripheral arterial disease. In the field of peripheral arterial disease, we have identified candidate biomarkers that may help to identify individuals at high risk for a decreased ankle-brachial index score, which is indicative of the likely presence of PAD. We have initiated an intended-use study to validate a multi-marker algorithm for the assessment of individuals at risk for PAD.

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

OVA1 is currently being offered by Quest Diagnostics. On March 11, 2010, the Medicare contractor Highmark Medicare Services announced that it would cover OVA1 in its reimbursement program. Under the terms of our strategic alliance agreement with Quest Diagnostics, as amended, Quest Diagnostics is required to pay us a fixed payment of $50 per OVA1 performed, as well as 33% of its “gross margin” from revenue from performing OVA1, as that term is defined in the strategic alliance agreement as amended. Quest Diagnostics is the exclusive clinical laboratory provider of OVA1 in its exclusive territory, which includes the US, Mexico, Britain and India through September 11, 2014. OVA1 was CE marked in September 2010, a requirement for marketing the test in the European Union. Quest Diagnostics has the right to extend the exclusivity period for an additional year beyond September 11, 2014 on the same terms and conditions. An estimated 6,155 OVA1s have been performed from the launch on March 9, 2010 through December 31, 2010.

On February 3, 2011, we received an award of two grants, approved in November 2010, for the aggregate sum of $489,000 under the Internal Revenue Service Qualifying Therapeutic Discovery Projects Grant Program for our OVA2 and PAD programs. The grant relates to 2010 expenditures and was awarded to therapeutic or diagnostic discovery projects that show a reasonable potential to result in new therapies or diagnostic tests that address areas of unmet medical need or that prevent, detect or treat chronic or acute diseases and conditions.

On February 18, 2011 we completed a follow-on public offering sale of 4,000,000 shares of our common stock in an underwritten public offering at a price of $5.45 per share. We expect net proceeds of the offering will be approximately $20,200,000 after deducting underwriting discounts and expected offering expenses. Roth Capital Partners acted as the sole manager of the offering. The underwriter has been granted a 30-day option to purchase up to 500,000 additional shares from the Company and 100,000 shares from a selling stockholder to cover over-allotments, if any.

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

Accounting Standards Codification (“ASC” or “Codification”) 820 “Fair Value and Measurements” defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

If a financial instrument uses inputs that fall in different levels of the hierarchy, the instrument will be categorized based upon the lowest level of input that is significant to the fair value calculation. Our financial assets measured at fair value on a recurring basis include securities available for sale. Securities available for sale include money market funds at December 31, 2010 and auction rate securities through June 2010 in private placements of credit linked notes.

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

Stock-Based Compensation

We account for stock options and stock purchase rights related to our 2010 Stock Incentive Plan (the “2010 Plan”), 2000 Stock Plan (the “2000 Plan”) and 2000 Employee Stock Purchase Plan (the “2000 ESPP”) under the provisions of ASC 718 which requires the recognition of the fair value of stock-based compensation. The fair value of stock options and ESPP shares was estimated using a Black-Scholes option valuation model. This model requires the input of subjective assumptions in implementing ASC 718 including expected stock price volatility, expected life and estimated forfeitures of each award. The fair value of equity-based awards is amortized over the vesting period of the award, and we have elected to use the straight-line method of amortization. Due to the limited amount of historical data available to us, particularly with respect to stock-price volatility, employee exercise patterns and forfeitures, actual results could differ from our assumptions.

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

Recently Adopted Accounting Pronouncements

In April 2010, the FASB amended the authoritative guidance addressing accounting for arrangements in which a vendor satisfies its performance obligations over time, with all or a portion of the consideration contingent on future events, referred to as “milestones.” The scope of the new guidance is limited to milestones in arrangements that involve research or development activities, such as achieving a specific result from the research or development efforts. The amendment provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. A vendor that is affected by the amendment is required to provide a description of the overall arrangement, a description of each milestone and related contingent consideration, a determination of whether each milestone is considered substantive, the factors that the entity considered in determining whether the milestone or milestones are substantive, and the amount of consideration recognized during the period for the milestone or milestones. This amendment will be effective for our interim period ending March 31, 2011. The amendment is not expected to have a material impact on our financial position, results of operations or cash flows.

In September 2009, the FASB issued ASU 2009-13, Multiple Deliverable Revenue Arrangements (ASU 2009-13), which amended the accounting standards for multiple element arrangements to:

•	provide updated guidance on whether multiple deliverables exist, how the elements in an arrangement should be separated and how the consideration should be allocated;

•

require an entity to allocate revenue in an arrangement using estimated selling prices (ESP) of each element if a vendor does not have vendor-specific objective evidence of selling price (VSOE) or third-party evidence of selling price (TPE); and

•	eliminate the use of the residual method and require a vendor to allocate revenue using the relative selling price method.

ASU 2009-13 is effective for fiscal years beginning after June 15, 2010, which for the Company will be January 1, 2011, with early application permitted. The adoption of ASU 2009-13 is not expected to have a significant impact on the Company’s consolidated financial statements.

In February 2010, the SEC issued a policy statement and staff work plan regarding the potential use by United States issuers of financial statements prepared in accordance with International Financial Reporting Standards (“IFRS”). IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board. Under the proposed timeline set forth by the SEC, we could be required in the future to prepare financial statements in accordance with IFRS, and the SEC is expected to make a determination in 2011 regarding the mandatory adoption of IFRS. We are currently assessing the impact that this potential change would have on our consolidated financial statements, and will continue to monitor the development of the potential implementation of IFRS.

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-6, Fair Value Measurements and Disclosures, to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. ASU 2010-6 requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, this guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). ASU 2010-6 is effective for the Company on January 1, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which will become effective for the Company on January 1, 2011. Other than requiring additional disclosures, adoption of this new guidance did not have a material impact on our financial statements.

Results of Operations – Year Ended December 31, 2010 as compared to Year Ended December 31, 2009

The selected summary financial and operating data of Vermillion for the years ended December 31, 2010 and 2009 were as follows:

	Year Ended December 31,		Increase (Decrease)
(dollars in thousands)	2010	2009	Amount	%
Revenue:
Product	$308	$—	$308	—
License	867	—	867	—

Total revenue	1,175	—	1,175	—
Cost of revenue:
Product	88	—	88	—

Total cost of revenue	88	—	88	—

Gross profit	1,087	—	1,087	—
Operating expenses:
Research and development	3,848	2,346	1,502	64
Sales and marketing	2,857	455	2,402	528
General and administrative	8,984	2,562	6,422	251

Total operating expenses	15,689	5,363	10,326	193
Loss from operations	(14,602)	(5,363)	(9,239)	172
Interest income	40	28	12	43
Interest expense	(491)	(1,691)	1,200	(71)
Gain on investments in auction rate securities	58	—	58	—
Change in fair value and exercise of warrants, net	4,353	(12,106)	16,459	(136)
Debt conversion costs	(141)	(819)	678	(83)
Reorganization items	(1,677)	(2,066)	389	(19)
Reorganization items – related party incentive plan	(6,932)	—	(6,932)	—
Other income (expense), net	358	(20)	378	(1,890)

Loss before income taxes	(19,034)	(22,037)	3,003	(14)
Income tax benefit (expense)	—	(11)	11	—

Net loss	$(19,034)	$(22,048)	$3,014	(14)

Product Revenue. Product revenue was $308,000 for the year ended December 31, 2010. We recognized product revenue for the year ended December 31, 2010 for sales of OVA1 through Quest Diagnostics. OVA1 was launched on March 9, 2010 and thus there was no product revenue for the year ended December 31, 2009.

License Revenue. License revenue was $867,000 for the year ended December 31, 2010. Under the terms of our secured line of credit with Quest Diagnostics, $3,000,000 principal was forgiven upon the achievement of FDA approval for OVA1. This amount is recognized as license revenue over the period of sales exclusivity Quest Diagnostics received beginning on the OVA1 commercialization date of March 9, 2010. Thus, there was no license revenue for the year ended December 31, 2009.

Cost of Product Revenue. Cost of product revenue includes royalties on net sales paid to JHU, as well as sample acquisition and lot qualification costs related to the testing of reagent lots for the assays included in OVA1 to ensure they meet the specifications required for inclusion. Product cost of sales was $88,000 for the year ended December 31, 2010. There was no cost of product revenue for the year ended December 31, 2009.

Research and Development Expenses. Research and development expenses represent costs incurred to develop our technology and carry out clinical studies, and include personnel-related expenses, regulatory costs, reagents and supplies used in research and development laboratory work, infrastructure expenses, including allocated facility occupancy and information technology costs, contract services and other outside costs. Research and development expenses also include costs related to activities performed under contracts with our collaborators and strategic partners. Research and development expenses increased by $1,502,000, or 64%, for the year ended December 31, 2010 compared to the same period in 2009. This increase included a $774,000 increase in stock-based compensation, a $454,000 increase in personnel-related expenses due to the increased headcount after the emergence from bankruptcy under the Bankruptcy Code, and a $137,000 increase in collaboration and clinical trial costs due to our development in other clinical aspects of ovarian cancer as well as our intended-use study for PAD. These items were partially offset by a $206,000 decrease in depreciation expense. Stock-based compensation expense increased to $992,000 for the year ended December 31, 2010 compared to $219,000 for the same period in 2009.

Sales and Marketing Expenses. Our sales and marketing expenses consist primarily of personnel-related expenses, education and promotional expenses, and infrastructure expenses, including allocated facility occupancy and information technology costs. These expenses include the costs of educating physicians, laboratory personnel and other healthcare professionals regarding OVA1. Sales and marketing expenses also include the costs of sponsoring continuing medical education, medical meeting participation and dissemination of scientific and health economic publications. Sales and marketing expenses increased by $2,402,000, or 528%, for the year ended December 31, 2010 compared to the same period in 2009. The increase was primarily due to a $1,492,000 increase in personnel and personnel-related expenses, reflecting the addition of fifteen sales and marketing employees in the year ended December 31, 2010, and a $540,000 increase in marketing expenses related to the commercialization and launch of OVA1.

General and Administrative Expenses. General and administrative expenses consist primarily of personnel-related expenses, professional fees and other costs, including legal, finance and accounting expenses, and other infrastructure expenses, including allocated facility occupancy and information technology costs. General and administrative expenses increased by $6,422,000, or 251%, for the year ended December 31, 2010 compared to the same period in 2009. The increase was primarily due to a $1,967,000 increase in legal, audit and tax related services and a $573,000 increase in personnel-related expenses. Personnel, consulting, legal, audit and tax related expenses increased due to significant efforts to bring current all periodic reports required by the Exchange Act upon our emergence from bankruptcy. Stock-based compensation expense was $831,000 and $328,000 for the years ended December 31, 2010 and 2009, respectively. Under the terms of the Debtor’s Incentive Plan, we also incurred $3,037,000 as related party incentive expenses during the year ended December 31, 2010 for the value of the vested portions of restricted stock issued.

Interest Income. Interest income increased by $12,000, or 43%, for the year ended December 31, 2010, compared to the same period in 2009.

Interest Expense. Interest expense decreased by $1,200,000, or 71%, for the year ended December 31, 2010, compared to the same period in 2009. Interest expense in both periods consisted largely of interest related to our convertible senior notes and related party long-term debt; however, total debt outstanding at December 31, 2010 was $12,000,000 compared to $17,765,000 at December 31, 2009 and our rate of interest was reduced in 2010 compared to 2009.

Gain on Investment in Auction Rate Securities. Gain on investment in auction rate securities totaled $58,000 for the year ended December 31, 2010 compared to none in the same period for 2009. The auction rate securities were sold in July 2010, eliminating our position in the investment.

Change in Fair Value and Gain from Exercise of Warrants, Net. The change in fair value and gain from exercise of warrants of $4,353,000 for the year ended December 31, 2010 was primarily due to the change in our stock price during the year then ended. Effective January 1, 2009, the adoption of the new accounting guidance resulted in the reclassification of certain outstanding common stock warrants from stockholders’ deficit to liability, which further required re-measurement at the end of each reporting period.

Debt Conversion Costs. Debt conversion costs for the year ended December 31, 2010 totaled $141,000 compared to $819,000 for the same period in 2009. During the year ended December 31, 2009, we entered into exchange agreements with the 4.50% and 7.00% Note holders that included a more favorable conversion rate compared to the original conversion rates under the terms of the 4.50% and 7.00% Notes.

Reorganization Items. Reorganization items for the year ended December 31, 2010 totaled $1,677,000 compared to $2,066,000 for the same period in 2009. Reorganization items include professional advisory fees and other costs directly associated with our Chapter 11 bankruptcy activities.

Reorganization Items - Related Party Incentive Plan. Reorganization items for the year ended December 31, 2010 amounted to $6,932,000. We paid $5,000,000 in cash and accrued $1,932,000 for the value of the vested portions of restricted stock under the Incentive Plan prior to us emerging from bankruptcy under the Bankruptcy Code.

Other Income (Expense), Net. Net other income was $358,000 for the year ended December 31, 2010 compared to $20,000 of expense for the same period in 2009. Other income for the year ended December 31, 2010 included an award of two grants for the aggregate sum of $489,000 under the Internal Revenue Service Qualifying Therapeutic Discovery Projects Grant Program for the OVA2 and PAD programs.

Income Tax Benefit (Expense). There was no income tax benefit or expense for the year ended December 31, 2010 compared to income tax expense of $11,000 for the same period in 2009. Income tax expense in 2009 was due to foreign income taxes.

Results of Operations - Year Ended December 31, 2009 as compared to Year Ended December 31, 2008

The selected summary financial and operating data of Vermillion for the years ended December 31, 2009 and 2008 were as follows:

	Year Ended December 31,		Increase (Decrease)
(dollars in thousands)	2009	2008	Amount	%
Revenue:
Product	$—	$10	$(10)	(100)
Service	—	114	(114)	(100)

Total revenue	—	124	(124)	(100)
Cost of revenue:
Product	—	4	(4)	(100)
Service	—	20	(20)	(100)

Total cost of revenue	—	24	(24)	(100)

Gross profit	—	100	(100)	(100)
Operating expenses:
Research and development	2,346	5,289	(2,943)	(56)
Sales and marketing	455	2,019	(1,564)	(77)
General and administrative	2,562	7,309	(4,747)	(65)

Total operating expenses	5,363	14,617	(9,254)	(63)
Loss from operations	(5,363)	(14,517)	9,154	(63)
Interest income	28	399	(371)	(93)
Interest expense	(1,691)	(2,035)	344	(17)
Loss on investments in auction rate securities	—	(2,176)	2,176	100
Change in fair value and exercise of warrants, net	(12,106)	—	(12,106)	—
Debt conversion costs	(819)	—	(819)	—
Reorganization items	(2,066)	—	(2,066)	—
Other income (expense), net	(20)	(41)	21	(51)

Loss before income taxes	(22,037)	(18,370)	(3,667)	20
Income tax benefit (expense)	(11)	40	(51)	(128)

Net loss	$(22,048)	$(18,330)	$(3,718)	20

Product Revenue. There was no product revenue for the year ended December 31, 2009. Product revenue of $10,000 was generated from the sales of thrombotic thrombocytopenic purpura (“TTP”) test component material to The Ohio State University Research Foundation (“OSU”) for the year ended December 31, 2008.

Service Revenue. There was no service revenue for the year ended December 31, 2009. Service revenue for the year ended December 31, 2008, consisted of $66,000 received from a consortium supported by the European Union for advanced molecular diagnostics research performed, and $48,000 from support services provided to a customer in accordance with a consortium agreement, which expired on March 31, 2008.

Cost of Product Revenue. There was no cost of product revenue for the year ended December 31, 2009. Cost of product revenue related to sales of TTP test component material to OSU was $4,000 for the year ended December 31, 2008.

Cost of Service Revenue. There was no cost of service revenue for the year ended December 31, 2009. Cost of service revenue for the year ended December 31, 2008 were costs associated with support services provided to a customer in accordance with a consortium agreement, which expired on March 31, 2008.

Research and Development Expenses. Research and development expenses decreased by $2,943,000, or 56%, to $2,346,000 for the year ended December 31, 2009, from $5,289,000 for the same period in 2008. This decrease was primarily due to the reduction in employee headcount to one at December 31, 2009, from four at December 31, 2008, and, correspondingly, salaries, payroll taxes, employee benefits and stock-based compensation decreased by $685,000, and travel expenses decreased by $64,000. Additionally, collaboration costs decreased by $621,000 due to the completion of the whole blood specimen collection for OVA1 510(k) pre-market notification application by our clinical research organization; other professional services decreased by $260,000; materials and supplies used in the development of new products decreased by $230,000 due to the completion of OVA1 clinical trials; depreciation and loss on disposal of assets decreased by $592,000; and occupancy costs decreased by $448,000 primarily due to the reduction of rent expense related to our move into a smaller principal facility on July 1, 2008. Stock-based compensation expense included in research and development expenses was $219,000 and $120,000 for the years ended December 31, 2009 and 2008, respectively.

Sales and Marketing Expenses. Sales and marketing expenses decreased by $1,564,000, or 77%, to $455,000 for the year ended December 31, 2009, from $2,019,000 for the same period in 2008. This decrease was primarily due to lower occupancy costs as a result of the reduction of rent expense related to our move into a smaller principal facility on July 1, 2008, by $418,000; payroll and related expenses by $697,000; outside services by $138,000; and travel expenses by $160,000. Stock-based compensation expense included in sales and marketing expenses was $24,000 and $93,000 for the years ended December 31, 2009 and 2008, respectively.

General and Administrative Expenses. General and administrative expenses decreased by $4,747,000, or 65%, to $2,562,000 for the year ended December 31, 2009, from $7,309,000 for the same period in 2008. The decrease was primarily due to $408,000 in payroll and related expenses; $1,212,000 in legal services, $917,000 in other professional services; $793,000 in accounting and auditing fees; $114,000 in travel expenses; $922,000 in contingency relating to a contract dispute; $243,000 in depreciation and related expenses, and $218,000 in occupancy costs. The decrease was offset by an accrual of $696,000 for related party severances, and an increase in other operating expenses of $117,000. Stock-based compensation expense included in general and administrative expenses was $328,000 and $423,000 for the years ended December 31, 2009 and 2008, respectively.

Interest Income and Expense. Interest income was $28,000 for the year ended December 31, 2009, compared to $399,000 for the same period in 2008. Interest income decreased primarily due to lower interest yields and the reduction of investments available-for-sale and money market funds. Interest expense was $1,691,000 for the year ended December 31, 2009, compared to $2,035,000 for the same period in 2008. Interest expense in both periods consisted largely of interest related to our convertible senior notes and borrowings from Quest Diagnostics. Interest expense included the amortization of the beneficial conversion feature associated with the 4.50% convertible senior notes and underwriter fees associated with the 7.00% convertible senior notes, which amounted to $150,000 and $211,000 for the years ended December 31, 2009 and 2008, respectively.

Loss on Investment in Auction Rate Securities. There were no losses related to investments available-for-sale for the year ended December 31, 2009. Loss on investment in auction rate securities was due to an other-than-temporary charge on investments available-for-sale of $2,176,000 for the year ended December 31, 2008.

Change in Fair Value and Gain from Exercise of Warrants, Net. The change in fair value of warrants was $20,062,000 for the year ended December 31, 2009 as a result of warrant revaluations. Warrant exercise gain was $7,956,000 for the year ended December 31, 2009. Effective January 1, 2009, the adoption of the new accounting guidance resulted in the reclassification of certain outstanding warrants from stockholders’ deficit to liability, which further required re-measurement at the end of each reporting period.

Debt Conversion Costs. Debt conversion costs were $819,000 for the year ended December 31, 2009. During the year ended December 31, 2009, we entered into exchange agreements with the 4.50% and 7.00% Note holders that included a more favorable conversion rate compared to the original conversion rates under the terms of the 4.50% and 7.00% Notes.

Reorganization Items. Reorganization items were $2,066,000 for the year ended December 31, 2009. Reorganization items are expenses directly attributed to our Chapter 11 reorganization process such as advisory and professional service fees of $1,770,000 and expenses relating to the debtor-in-possession financing of $203,000. See Note 2 to our consolidated financial statements for a summary of these costs.

Other Income (Expense), Net. Net other expense was $20,000 for the year ended December 31, 2009, compared to $41,000 for the same period in 2008.

Income Tax Benefit (Expense). Income tax expenses were $11,000 for the year ended December 31, 2009. Income taxes were a benefit of $40,000 for the year ended December 31, 2008. The income tax benefit was due to foreign income tax refunds.

Liquidity and Capital Resources

We have experienced significant cumulative operating losses since inception and, as of December 31, 2010, had an accumulated deficit of $298,509,000.

On March 9, 2010, we commercially launched OVA1. We will continue to expend substantial resources in the selling and marketing of OVA1, researching and developing additional key diagnostic tests, and obtaining FDA clearance and commercializing those products in addition to OVA1. We will continue to be in an accumulated deficit position unless sufficient revenues can be generated to offset expenses. We believe that our existing cash and cash equivalents will be sufficient to meet our cash requirements for at least the next twelve months. On February 18, 2011 we completed a follow-on public offering sale of 4,000,000 shares of our common stock in an underwritten public offering at a price of $5.45 per share. We expect net proceeds of the offering will be approximately $20,200,000 after deducting underwriting discounts and expected offering expenses.

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

Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Additional funding may not be available when needed or on terms acceptable to us. If we are unable to obtain additional capital, we may be required to delay, reduce the scope of or eliminate our sales and marketing and research and development activities or not be able to pay the convertible senior notes. Our future liquidity and capital requirements will depend upon many factors, including, among others:

•	resources devoted to establish sales, marketing and distribution capabilities;

•	the rate of product adoption by physicians and patients;

•	our determination to acquire or invest in other products, technologies and businesses;

•	the market price of our common stock as it affects the exercise of stock options and the conversion terms of our convertible debt; and

•	the insurance payer community’s acceptance of and reimbursement for OVA1.

Cash and cash equivalents as of December 31, 2010 and December 31, 2009, were $22,914,000 and $3,440,000, respectively. At December 31, 2010, working capital was $13,726,000, and at December 31, 2009, working capital deficit was $636,000.

Net cash used in operating activities was $20,935,000 for the year ended December 31, 2010, resulting primarily from operating losses incurred as adjusted for a change in fair value of warrants and warrant exercises of $4,353,000 and non-cash license revenues of $867,000, partially offset by $141,000 in debt conversion costs, $114,000 depreciation and amortization, $1,900,000 stock-based compensation expense and $4,969,000 Debtor’s Incentive Plan charges with related parties. Net cash used in operating activities also decreased by $3,803,000 of cash provided by changes in operating assets and liabilities mainly driven by the $3,928,000 in reorganization items.

Net cash used in operating activities was $3,114,000 for the year ended December 31, 2009, primarily as a result of the $22,048,000 net loss reduced by $14,091,000 of non-cash expenses that included the net change in the fair value of warrants and warrant exercise gain of $12,106,000; debt conversion costs of $819,000; depreciation and amortization of $335,000; stock-based compensation of $571,000; and amortization of convertible senior notes discount of $150,000. Net cash used in operating activities was offset by $4,843,000 of cash provided by changes in operating assets and liabilities. Net cash used in operating activities was $3,114,000 in 2009 compared to $15,440,000 in 2008. Less cash was used in operating activities in 2009 as compared to 2008 due primarily to our Chapter 11 Bankruptcy Filing in March 2009 and subsequent curtailment of operations. Net cash used in operating activities was $15,440,000 in 2008, primarily as a result of the $18,330,000 net loss offset by an adjustment for the Instrument Business Sale.

Net cash provided by investing activities was $350,000 for the year ended December 31, 2010, primarily due to the proceeds from sale of investments of $465,000 and the maturity of a certificate of deposit pledged as collateral on a letter of credit of $60,000 partially offset by $180,000 purchase of property and equipment. Net cash provided by investing activities was $42,000 for the year ended December 31, 2009, which primarily resulted from proceeds in connection with the maturity of a certificate of deposit pledged as collateral on a letter of credit. Net cash provided by investing activities of $10,323,000 in 2008 primarily resulted from proceeds from sales of investments of $14,458,000 partially offset by purchases of investments of $4,100,000.

Net cash provided by financing activities was $40,050,000 for the year ended December 31, 2010, which resulted primarily from net proceeds of $42,782,000 in connection with our January 2010 private placement, offset by $2,195,000 in repayments of the 4.50% Notes and $400,000 of the debtor-in-possession financing with Quest Diagnostics. Net cash provided by financing activities was $4,051,000 for the year ended December 31, 2009, which resulted from net proceeds of $3,651,000 in connection with the exercise of stock warrants and debtor-in-possession financing of $400,000 received from a related party. Net cash provided by financing activities was $3,000 in 2008 resulting from proceeds from the purchase of common stock through the employee stock purchase plan.

Contractual Obligations

The following summarizes our contractual obligations at December 31, 2010, and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

(in thousands)	Total	2011	2012	2013	Thereafter
Loan from Quest Diagnostics Inc.(1)	$7,000	$—	$7,000	—	$—
Interest payable on loan from Quest Diagnostics Inc.(2)	465	263	202	—	—
Convertible senior notes	5,000	5,000	—	—	—
Interest payable on convertible senior notes(2)	133	133	—	—	—
Noncancelable collaboration obligations(3)	1,013	450	450	113	—
Noncancelable operating lease obligations	197	129	67	1	—
Purchase obligations	—	—	—	—	—

Total contractual obligations	$13,808	$5,975	$7,719	$114	$—

(1)	Principal amounts, not including interest.
(2)	Based on outstanding principal balance and interest rate as of December 31, 2010.
(3)

The following are non-cancelable collaboration obligations: Research collaboration agreement with the Johns Hopkins University School of Medicine; Rigshospitalet, Copenhagen University Hospital; The Ohio State University Research Foundation; and Stanford University.

Off-Balance Sheet Arrangements

As of December 31, 2010, we had no off-balance sheet arrangements that are reasonably likely to have a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to SEC Release No. 333-8876 and Item 305(e) of Regulation S-K, information is not required.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements, including consolidated balance sheets as of December 31, 2010 and 2009, consolidated statements of operations for the years ended December 31, 2010, 2009 and 2008, consolidated statements of stockholders’ equity for the years ended December 31, 2010, 2009 and 2008, consolidated statements of cash flows for the years ended December 31, 2010, 2009 and 2008 and notes to our consolidated financial statements, together with a report thereon of PricewaterhouseCoopers LLP, dated February 25, 2011, are attached hereto as pages F-1 through F-37.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial disclosure.

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act, as of December 31, 2010.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2010 our disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15(d)-15(e) under the Exchange Act, were effective.

Management Report on Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over our financial reporting. We have assessed the effectiveness of internal control over financial reporting as of December 31, 2010. Our assessment was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control-Integrated Framework.

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). Our internal control over financial reporting includes those policies and procedures that:

(i)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets;

(ii)

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and board of directors; and

(iii)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on using the COSO criteria, management concluded our internal control over financial reporting as of December 31, 2010 was effective.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Item 15.

Changes in internal control over financial reporting.

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Remediation of material weaknesses.

As discussed in “Item 9A(T) Controls and Procedures – Management’s Report on Internal Control over Financial Reporting” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, a material weakness existed in our internal control over financial reporting related to maintaining sufficient staff with the necessary experience in U.S. GAAP to timely perform our controls procedures relating to the accounting and reporting processes. Specifically, as a result of our Bankruptcy Filing under Chapter 11 of the Bankruptcy Code, we did not have sufficient accounting and reporting expertise necessary to make estimates requiring significant judgment or to record complex transactions in a manner necessary to facilitate the timely filing of all Forms required by the Exchange Act.

A material weakness is a significant deficiency (within the meaning of Public Company Accounting Oversight Board Auditing Standard No. 5), or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by employees in the normal course of their work.

Throughout fiscal 2010, we have been involved in efforts to restore and maintain an effective internal control environment. In February 2010, as part of this process, we hired an Interim Vice President, Finance & Chief Accounting Officer and engaged independent contractors, some of whom were our former employees, to perform an extensive review of fiscal 2008 and 2009 transactions and prepare financial statements for the years then ended in accordance with U.S. GAAP. In May 2010, we filed our past-due Forms 10-Qs and 10-Ks to become compliant with the Exchange Act. We have hired a Vice President and Chief Financial Officer, a Corporate Controller and two full-time accounting staff. In addition, we have restored, updated and re-implemented our internal control processes and procedures to reflect our existing operations.

We have tested the effectiveness of the newly implemented controls and found them to be operating effectively for a sufficient period of time to reduce to a remote likelihood the possibility of a material misstatement. As a result, management has concluded that, as of December 31, 2010, the material weakness described above has been remediated.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information regarding our Directors, committees of our Board of Directors, including our audit committee and nominating and corporate governance committee, our Director nomination process, and our Executive Officers appearing under the heading “Information Regarding the Board of Directors, Committees and Corporate Governance,” “Management” and “Section 16(a) Beneficial Ownership Reporting Compliance,” of our proxy statement relating to our 2011 Annual Meeting of Stockholders to be held on June 23, 2011 (the “2011 Proxy Statement”) is incorporated by reference.

Our Board of Directors adopted a code of ethics in December 2010. This code of ethics is applicable to all employees, including both our President and Chief Executive Officer and Chief Financial Officer. This code of ethics is publicly available on our website at http://www.vermillion.com. If our Board makes any amendments to this code other than technical, administrative or other non-substantive amendments, or grants any waivers, including implicit waivers, from a provision of this code to any officer or person described in paragraph (a) of Item 5.05 of Form 8-K, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies on our website.

ITEM 11.	EXECUTIVE COMPENSATION

The information appearing under the headings “Board Compensation,” “Compensation Discussion and Analysis,” “Executive Officer Compensation,” “Corporate Governance – Compensation Committee Interlocks and Insider Participation” and “Report of the Compensation Committee” of the 2011 Proxy Statement is incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information appearing under the heading “Security Ownership of Certain Beneficial Owners and Management” of the 2011 Proxy Statement is incorporated by reference.

See the description regarding our equity compensation plans contained in the notes to our financial statements, attached hereto.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information appearing under the heading “Certain Relationships and Related Transactions” and “Information Regarding the Board of Directors, Committees and Corporate Governance” of the 2011 Proxy Statement is incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information appearing under the heading “Ratification of the Selection of the Independent Public Accounting Firm for Vermillion” of the 2011 Proxy Statement is incorporated by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	LIST OF DOCUMENTS FILED AS PART OF THIS REPORT:

1.	Financial Statements

The financial statements and notes thereto, and the reports of the independent registered public accounting firm thereon, are set forth on pages F-1 through F-37.

2.	Exhibits

The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vermillion, Inc.

Date: February 25, 2011	/s/ Gail S. Page
Gail S. Page Executive Chairperson, President and Chief Executive Officer (Principal Executive Officer)

Date: February 25, 2011	/s/ Sandra A. Gardiner
Sandra A. Gardiner Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Gail S. Page Gail S. Page	Executive Chairperson, President and Chief Executive Officer (Principal Executive Officer)	February 25, 2011

/s/ Sandra A. Gardiner Sandra A. Gardiner	Vice President and Chief Financial Officer	February 25, 2011

/s/ James S. Burns James S. Burns	Director	February 25, 2011

/s/ John F. Hamilton John F. Hamilton	Director	February 25, 2011

/s/ Peter S. Roddy Peter S. Roddy	Director	February 25, 2011

/s/ William C. Wallen, Ph.D. William C. Wallen, Ph.D.	Director	February 25, 2011

/s/ Carl Severinghaus Carl Severinghaus	Director	February 25, 2011

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

2.1	Disclosure Statement for Debtor’s (Vermillion, Inc.’s) Plan of Reorganization Under Chapter 11 of the Bankruptcy Code dated November 24, 2009	8-K	000-31617	99.1	November 25, 2009

2.2	Disclosure Statement for Debtor’s (Vermillion, Inc.’s) First Amended Plan of Reorganization Under Chapter 11 of the Bankruptcy Code dated December 3, 2009	8-K	000-31617	99.1	December 4, 2009

2.3	Findings of Fact, Conclusions of Law and Order Confirming Debtor’s (Vermillion Inc.’s) Second Amended Plan of Reorganization Under Chapter 11 of the Bankruptcy Code dated January 7, 2010	8-K	000-31617	2.1	January 12, 2010

3.1	Fourth Amended and Restated Certificate of Incorporation of Vermillion, Inc. dated January 22, 2010	8-K	000-31617	3.1	January 25, 2010

3.2	Third Amended and Restated Certificate of Incorporation of Vermillion, Inc.	8-K	000-31617	3.1	March 3, 2008

3.3	Second Amended and Restated Certificate of Incorporation of Vermillion, Inc.	S-1	333-146354	3.1	September 27, 2007

3.4	Amended and Restated Bylaws of Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.)	S-1/A	333-32812	3.4	August 24, 2000

4.1	Form of Vermillion, Inc.’s (formerly Ciphergen Biosystems, Inc.) Common Stock Certificate	S-1/A	333-32812	4.1	August 24, 2000

4.2	Indenture between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and U.S. Bank National Association dated August 22, 2003	S-3	333-109556	4.1	October 8, 2003

4.3	First Supplemental Indenture between Vermillion, Inc. and U.S. Bank National Association dated December 11, 2008	8-K	000-31617	10.1	December 17, 2008

4.4	Indenture between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and U.S. Bank National Association dated November 15, 2006	8-K	000-31617	4.1	November 21, 2006

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

4.5	Preferred Shares Rights Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Continental Stock Transfer & Trust Company dated March 20, 2002	8-A	000-31617	4.2	March 21, 2002

4.6	Amendment to Rights Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Wells Fargo Bank, N.A. dated July 22, 2005	8-K	000-31617	4.4	July 28, 2005

4.7	Second Amendment to Rights Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Wells Fargo Bank, N.A. dated September 30, 2005	8-K	000-31617	4.5	October 4, 2005

4.8	Third Amendment to Rights Agreement between Vermillion, Inc. and Wells Fargo Bank, N.A., dated September 11, 2007	8-K	000-31617	10.1	September 12, 2007

10.1	Fourth Amended and Restated Investors Rights Agreement dated March 3, 2000	S-1	333-32812	10.2	March 20, 2000

10.2	1993 Stock Option Plan #	S-1	333-32812	10.3	March 20, 2000

10.3	Form of Stock Option Agreement #	S-1/A	333-32812	10.4	August 24, 2000

10.4	2000 Stock Plan and related form of Stock Option Agreement #	S-1/A	333-32812	10.5	August 4, 2000

10.5	Amended and Restated 2000 Employee Stock Purchase Plan #	10-Q	000-31617	10.6	November 14, 2007

10.6	Vermillion, Inc. 2010 Stock Incentive Plan #	8-K	000-31617	10.1	February 12, 2010

10.7	Ciphergen Biosystems, Inc. 401(k) Plan #	10-K	000-31617	10.7	March 22, 2005

10.8	Registration Rights Agreement dated August 22, 2003, of Vermillion, Inc.’s (formerly Ciphergen Biosystems, Inc.) 4.50% Convertible Senior Notes due September 1, 2008	S-3	333-109556	10.1	October 8, 2003

10.9	Form of Exchange and Redemption Agreement dated November 3, 2006, between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and certain holders of its 4.50% Convertible Senior Notes due September 1, 2008	8-K	000-31617	10.55	November 6, 2006

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

10.10	Registration Rights Agreement dated November 15, 2006, between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Initial Purchasers of its 7.00% Convertible Senior Notes due September 1, 2011	8-K	000-31617	10.1	November 21, 2006

10.11	Letter Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Oppenheimer & Co. Inc. dated August 3, 2006	S-1/A	333-146354	10.46	November 27, 2007

10.12	Warrant with Oppenheimer & Co. Inc. dated August 3, 2006	S-1/A	333-146354	10.47	November 27, 2007

10.13	Warrant with Oppenheimer & Co. Inc. dated November 15, 2006	S-1/A	333-146354	10.48	November 27, 2007

10.14	Engagement Letter between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Oppenheimer & Co. Inc. dated August 3, 2006	S-1/A	333-146354	10.49	November 27, 2007

10.15	Placement Agent Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Oppenheimer & Co. Inc. dated March 28, 2007	S-1/A	333-146354	10.61	November 27, 2007

10.16	Securities Purchase Agreement by and among Vermillion, Inc. and the purchasers party thereto dated August 23, 2007	S-1	333-146354	10.57	September 27, 2007

10.17	Form of Warrant	10-Q	000-31617	10.51	November 14, 2007

10.18	Form of Securities Purchase Agreement between Vermillion, Inc. and the purchasers party thereto dated December 24, 2009	8-K	000-31617	10.1	December 29, 2009

10.19	Employment Agreement between Sandra A. Gardiner and Vermillion, Inc. dated April 9, 2010 #	8-K	000-31617	10.1	April 22, 2010

10.20	Employment Agreement between Gail S. Page and Vermillion, Inc. dated September 28, 2010 #	8-K	000-34810	10.1	September 30, 2010

10.21	Employment Agreement between Eric T. Fung and Vermillion, Inc. dated September 28, 2010 #	8-K	000-34810	10.2	September 30, 2010

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

10.22	Form of Severance Agreement between key executive employees and Vermillion, Inc. #	8-K	000-31617	10.1	August 29, 2008

10.23	Separation Agreement and Release between Debra A. Young and Vermillion, Inc. dated November 1, 2007 #	8-K	000-31617	10.1	November 5, 2007

10.24	Form of Proprietary Information Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and certain of its employees #	S-1/A	333-32812	10.9	August 24, 2000

10.25	Consulting Agreement between Richard G. Taylor and Vermillion, Inc. dated August 26, 2008 #	8-K	000-31617	10.1	August 29, 2008

10.26	Lease Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and John Arrillaga, Trustee of the John Arrillaga Survivor’s Trust and Richard T. Peery, Trustee of the Richard T. Peery Separate Property Trust, dated January 28, 2000, and Amendment No. 1 dated August 8, 2000	S-1/A	333-32812	10.12	September 27, 2000

10.27	MAS License Agreement with IllumeSys Pacific, Inc. dated April 7, 1997	S-1/A	333-32812	10.23	August 24, 2000

10.28	MAS License Agreement with Ciphergen Technologies, Inc. (formerly ISP Acquisition Corporation) dated April 7, 1997	S-1	333-32812	10.24	August 24, 2000

10.29	Settlement Agreement and Mutual General Release by and among Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.), IllumeSys Pacific, Inc., Ciphergen Technologies, Inc., Molecular Analytical Systems, Inc., LumiCyte, Inc. and T. William Hutchens dated May 28, 2003 †	8-K	000-31617	99.2	June 11, 2003

10.30	Assignment Agreement by and among Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.), IllumeSys Pacific, Inc., Ciphergen Technologies, Inc., Molecular Analytical Systems, Inc., LumiCyte, Inc. and T. William Hutchens dated May 28, 2003 †	8-K	000-31617	99.3	June 11, 2003

10.31	License Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Molecular Analytical Systems, Inc. dated May 28, 2003 †	8-K	000-31617	99.4	June 11, 2003

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

10.32	Collaborative Research Agreement between University College London, UCL Biomedica plc and Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) dated September 22, 2005 †	10-K	000-31617	10.54	March 17, 2006

10.33	Distribution and Marketing Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Ciphergen Biosystems KK dated March 24, 1999	S-1/A	333-32812	10.26	September 22, 2000

10.34	Strategic Alliance Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Quest Diagnostics Incorporated dated July 22, 2005	8-K	000-31617	10.44	July 28, 2005

10.35	Amendment to Strategic Alliance Agreement between Vermillion, Inc. and Quest Diagnostics Incorporated dated October 7, 2009	8-K	000-31617	10.2	October 21, 2009

10.36	Amendment to Strategic Alliance Agreement between Vermillion, Inc. and Quest Diagnostics Incorporated dated November 10, 2010	8-K	000-34810	10.1	November 12, 2010

10.37	Stock Purchase Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Quest Diagnostics Incorporated dated July 22, 2005	8-K	000-31617	10.45	July 28, 2005

10.38	Warrant between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Quest Diagnostics Incorporated dated July 22, 2005	8-K	000-31617	10.46	July 22, 2005

10.39	Amendment to Warrant between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Quest Diagnostics Incorporated dated August 29, 2007	8-K	000-31617	10.2	August 29, 2007

10.40	Letter Agreement between Vermillion, Inc. and Quest Diagnostics Incorporated dated August 29, 2007	S-1	333-146354	10.38	September 27, 2007

10.41	Credit Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Quest Diagnostics Incorporated dated July 22, 2005	8-K	000-31617	10.47	July 28, 2005

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

10.42	Debtor-In-Possession Credit and Security Agreement between Vermillion, Inc. and Quest Diagnostics Incorporated dated October 7, 2009	8-K	000-31617	10.1	October 21, 2009

10.43	Memorialization Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Quest Diagnostics Incorporated dated January 12, 2006	S-1	333-146354	10.40	September 27, 2007

10.44	Patent Security Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Quest Diagnostics Incorporated dated July 22, 2005	8-K	000-31617	10.48	July 28, 2005

10.45	Asset Purchase Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Bio-Rad Laboratories, Inc. dated August 14, 2006	14a	000-31617	Annex A	September 12, 2006

10.46	Amendment to Asset Purchase Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Bio-Rad Laboratories, Inc. dated November 13, 2006	S-1	333-146354	10.47	September 27, 2007

10.47	Stock Purchase Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Bio-Rad Laboratories, Inc. dated November 13, 2006	S-1	333-146354	10.48	September 27, 2007

10.48	Transition Services Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Bio-Rad Laboratories, Inc. dated November 13, 2006 †	S-1/A	333-146354	10.53	November 27, 2007

10.49	Amendment No. 1 to Transition Services Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Bio-Rad Laboratories, Inc. dated May 11, 2007	S-1	333-146354	10.50	September 27, 2007

10.50	Amendment No. 2 to Transition Services Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Bio-Rad Laboratories, Inc. dated June 15, 2007	S-1	333-146354	10.51	September 27, 2007

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

10.51	Manufacture and Supply Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Bio-Rad Laboratories, Inc. dated November 13, 2006 †	S-1/A	333-146354	10.56	November 27, 2007
10.52	Amendment No. 1 to Manufacture and Supply Agreement between Vermillion, Inc. and Bio-Rad Laboratories, Inc. dated August 27, 2007	S-1	333-146354	10.53	September 27, 2007

10.53	Cross License Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Bio-Rad Laboratories, Inc. dated November 13, 2006 †	S-1/A	333-146354	10.58	November 27, 2007

10.54	Sublicense Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Bio-Rad Laboratories, Inc. dated November 13, 2006	S-1	333-146354	10.13	September 27, 2007

10.55	Letter Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Bio-Rad Laboratories, Inc. dated November 13, 2006	S-1	333-146354	10.55	September 27, 2007

10.56	Sublease Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Bio-Rad Laboratories, Inc. dated November 13, 2006 †	S-1/A	333-146354	10.60	November 27, 2007

14.1	Code of Ethics	8-K	001-34810	14.1	December 7, 2010

21.0	Subsidiaries of Registrant					✓

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm					✓

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					✓

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					✓

32.0	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					(1)

(1)	Furnished herewith
#	Management contracts or compensatory plan or arrangement.
†	Certain portions of this exhibit have been omitted and filed separately with the SEC. Confidential treatment has been requested with respect to such omitted portions.

VERMILLION, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Vermillion, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Vermillion, Inc. and its subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the Management Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our audits (which was an integrated audit in 2010). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

San Jose, California

February 25, 2011

Vermillion, Inc.

Consolidated Balance Sheets

(Amounts in Thousands, Except Share and Par Value Amounts)

	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$22,914	$3,440
Accounts receivable	136	—
Prepaid expenses and other current assets	779	454

Total current assets	23,829	3,894
Property and equipment, net	194	189
Long-term investments, at fair value	—	526
Other assets	12	—

Total assets	$24,035	$4,609

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$998	$2,227
Accrued liabilities	3,056	1,903
Debtor-in-possession loan with related party	—	400
Convertible senior notes, net of discount	5,000	—
Deferred revenue	1,049	—

Total current liabilities	10,103	4,530
Non-current liabilities:
Long-term debt owed to related party	7,000	10,000
Warrant liability	378	5,659
Long-term deferred revenue	1,679	—
Liabilities subject to compromise	—	11,737
Other liabilities	259	—

Total liabilities	19,419	31,926

Commitments and contingencies
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding at December 31, 2010 and 2009, respectively	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized; 10,657,564 and 7,918,705 shares issued and outstanding at December 31, 2010 and 2009, respectively	11	8
Additional paid-in capital	303,270	252,196
Accumulated deficit	(298,509)	(279,475)
Accumulated other comprehensive loss	(156)	(46)

Total stockholders’ equity (deficit)	4,616	(27,317)

Total liabilities and stockholders’ equity (deficit)	$24,035	$4,609

See accompanying Notes to Consolidated Financial Statements

Vermillion, Inc.

Consolidated Statement of Operations

(Amounts in Thousands, Except Share and Per Share Amounts)

	Year Ended December 31,
	2010	2009	2008
Revenue:
Product	$308	$—	$10
License	867	—	114

Total revenue	1,175	—	124
Cost of revenue:
Product	88	—	4
Services	—	—	20

Total cost of revenue	88	—	24

Gross profit	1,087	—	100
Operating expenses:
Research and development(1)	3,848	2,346	5,289
Sales and marketing(2)	2,857	455	2,019
General and administrative(3)	8,984	2,562	7,309

Total operating expenses	15,689	5,363	14,617

Loss from Operations	(14,602)	(5,363)	(14,517)
Interest income	40	28	399
Interest expense	(491)	(1,691)	(2,035)
Gain (loss) on investments in auction rate securities	58	—	(2,176)
Change in fair value and gain from exercise of warrants, net	4,353	(12,106)	—
Debt conversion costs	(141)	(819)	—
Reorganization items	(1,677)	(2,066)	—
Reorganization items—related party incentive plan	(6,932)	—	—
Other income (expense), net	358	(20)	(41)

Loss before income taxes	(19,034)	(22,037)	(18,370)
Income tax benefit (expense)	—	(11)	40

Net loss	$(19,034)	$(22,048)	$(18,330)

Net loss per share—basic and diluted	$(1.83)	$(3.31)	$(2.87)

Weighted average common shares used to compute basic and diluted net loss per common share	10,404,741	6,662,231	6,381,802

Non-cash stock-based compensation expense included in operating expenses:
(1) Research and development	$992	$219	$120
(2) Sales and marketing	77	24	93
(3) General and administrative	3,868	328	423

See accompanying Notes to Consolidated Financial Statements

Vermillion, Inc.

Consolidated Statement of Changes in Stockholders’ Equity (Deficit) and Comprehensive Loss

(Amounts in Thousands, Except Share Amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)	Comprehensive Loss
	Shares	Amount
Balance at December 31, 2007	6,380,197	6	227,895	(239,142)	(221)	(11,462)
Net loss	—	—	—	(18,330)	—	(18,330)	$(18,330)
Change in unrealized gain(loss) on available for sale securities	—	—	—	—	98	98	98
Foreign currency translation adjustment	—	—	—	—	(39)	(39)	(39)

Comprehensive loss							$(18,271)

Registration costs adjustment related to private placement offering	—	—	26	—	—	26
Payment for fractional shares related to 1 for 10 reverse stock split	(31)	—	—	—	—	—
Common stock shares issued in connection with employee stock purchase plan	3,750	—	3	—	—	3
Stock compensation charge	—	—	636	—	—	636

Balance at December 31, 2008	6,383,916	6	228,560	(257,472)	(162)	(29,068)
Net loss	—	—	—	(22,048)	—	(22,048)	$(22,048)
Cumulative effect of a change in accounting principle to reclassify certain warrants to warrant liability				(21)		(21)
Cumulative effect adjustment to reclassify a portion of previously recognized other-than temporary impairment of auction rate securities	—	—	—	66	(66)	—	—
Change in unrealized gain(loss) on available for sale securities	—	—	—	—	185	185	185
Foreign currency translation adjustment	—	—	—	—	(3)	(3)	(3)

Comprehensive loss							$(21,866)

Warrant exercises	886,372	1	10,015	—	—	10,016
Conversion of convertible senior notes	648,417	1	13,050	—	—	13,051
Stock compensation charge	—	—	571	—	—	571

Balance at December 31, 2009	7,918,705	8	252,196	(279,475)	(46)	(27,317)
Net loss	—	—	—	(19,034)	—	(19,034)	$(19,034)
Change in unrealized gain(loss) on auction rate securities	—	—	—	—	(119)	(119)	(119)
Foreign currency translation adjustment	—	—	—	—	9	9	9

Comprehensive loss							$(19,144)

Common stock issued in conjunction with private placement sale, net of issuance costs	2,327,869	2	42,780	—	—	42,782
Common stock issued in conjunction with exercise of stock options	21,083	—	42	—	—	42
Warrant exercises, net of issuance cost	46,972	—	926	—	—	926
Conversion of convertible senior notes, net of issuance cost	16,283	—	458	—	—	458
Common stock issued for debtor’s incentive plan	226,904	—	4,969	—	—	4,969
Common stock issued for restricted stock awards	99,748	1	535	—	—	536
Stock compensation charge	—	—	1,364	—	—	1,364

Balance at December 31, 2010	10,657,564	$11	$303,270	$(298,509)	$(156)	$4,616

See accompanying Notes to Consolidated Financial Statements

Vermillion, Inc.

Consolidated Statement of Cash Flows

(Amounts in Thousands)

	Year Ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net loss	$(19,034)	$(22,048)	$(18,330)
Adjustments to reconcile net loss to net cash used in operating activities:
Charge on impairment and (gain) loss on sale of investments	(58)	—	2,176
Change in warrant value and gain from warrant exercise, net	(4,353)	12,106	—
Common stock issued for debtor’s incentive plan with related parties	4,969	—	—
Non-cash license revenue	(867)	—	—
Debt conversion costs	141	819	—
Loss (gain) on sale and disposal of property and equipment	56	(2)	334
Depreciation and amortization	114	335	928
Stock-based compensation expense	1,900	571	636
Amortization of debt discount	—	73	211
Amortization of debt issuance costs	—	9	58
Write-off of debt issuance costs and discounts related to debt subject to compromise	—	93	—
Impairment of property and equipment	—	87	—
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(136)	31	(12)
Decrease (increase) in prepaid expenses and other current assets	(385)	(108)	778
Decrease in other assets	(12)	—	555
Increase (decrease) in accounts payable and accrued liabilities	63	4,920	(2,469)
Decrease in deferred revenue	595	—	(27)
Decrease in other liabilities	—	—	(278)
Reorganization items	(3,928)	—	—

Net cash used in operating activities	(20,935)	(3,114)	(15,440)

Cash flows from investing activities:
Proceeds from sales of investments	465	—	14,458
Purchases of investments	—	—	(4,100)
Purchase of certificate of deposit pledged as collateral on letter of credit	—	—	(100)
Proceeds from sale of property and equipment	5	2	150
Purchase of property and equipment	(180)	—	(85)
Proceeds from maturity of CD pledged as collateral on letter of credit	60	40	—

Net cash provided by investing activities	350	42	10,323

Cash flows from financing activities:
Proceeds from (repayment of) debtor-in-possession loan financing with related party	(400)	400	—
Principal repayment of 4.50% convertible senior notes	(2,195)	—	—
Proceeds from private placement offering of common stock, net of issuance costs	42,782	—	—
Proceeds from issuance of common stock from exercise of stock options	42	—	—
Proceeds from stock warrant exercises, net of issuance costs	—	3,651	—
Costs related to issuance of common stock from warrant exercises	(133)	—	—
Proceeds from purchase of common stock by employee stock purchase plan	—	—	3
Issuance costs related to conversion of convertible senior notes	(46)	—	—

Net cash provided by financing activities	40,050	4,051	3

Effect of exchange rate changes on cash and cash equivalents	9	(3)	(39)

Net increase (decrease) in cash and cash equivalents	19,474	976	(5,153)
Cash and cash equivalents, beginning of year	3,440	2,464	7,617

Cash and cash equivalents, end of year	$22,914	$3,440	$2,464

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,407	$67	$1,859
Income taxes	—	10	35
Noncash investing and financing activities:
Unrealized (gain) loss on investments	$—	$(185)	$98
Principal reduction from conversion of senior convertible notes	(170)	—	—
Principal reduction from forgiveness of Quest secured line of credit	(3,000)	—	—
Cumulative effect of change in accounting principle—warrant liability	—	(21)	—
Cumulative effect of change in accounting principle—unrealized loss on investments	—	66	—
Registration costs adjustment related to private placement offering of common stock and warrants	—	—	26
Issuance of common stock from warrant exercise	1,059	6,365	—
Issuance of common stock from conversion of principal and interest for senior convertible notes	504	13,051	—

See accompanying Notes to Consolidated Financial Statements

Vermillion, Inc.

Notes to Consolidated Financial Statements

NOTE 1:    BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

Organization

Vermillion, Inc. (“Vermillion”; Vermillion and its wholly-owned subsidiaries are collectively referred to as “we” or the “Company”) is incorporated in the state of Delaware, and is engaged in the business of discovering, developing and commercializing diagnostics tests in the fields of oncology, hematology, cardiology and women’s health. On March 9, 2010, we commercially launched OVA1™ ovarian tumor triage test (“OVA1”) and on September 20, 2010 OVA1 was CE marked, a requirement for marketing the test in the European Union.

Liquidity

We have incurred significant net losses and negative cash flows from operations since inception. At December 31, 2010, we had an accumulated deficit of $298,509,000. On November 13, 2006, we completed the sale of assets and liabilities of our protein research products and collaborative services business (the “Instrument Business Sale”) to Bio-Rad Laboratories, Inc. (“Bio-Rad”). On March 30, 2009, we filed a voluntary petition for relief (the “Bankruptcy Filing”) under the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). On January 7, 2010, in connection with the Second Amended Plan of Reorganization under Chapter 11 (“Plan of Reorganization”), we completed a private placement sale of 2,327,869 shares of our common stock to a group of new and existing investors for $43,050,000 in gross proceeds. Subsequently on January 22, 2010, the confirmation order issued by the Bankruptcy Court approving our Plan of Reorganization became final and all conditions precedent to January 22, 2010 were satisfied or waived. Accordingly, we emerged from bankruptcy under Chapter 11 (see Note 2). On March 9, 2010, we commercially launched OVA1. Due to the Instrument Business Sale and recent commercial launch of OVA1, we will have limited revenues until additional diagnostic tests are developed or we continue to successfully commercialize OVA1.

To become profitable in the future, we may need to complete development of additional key diagnostic tests, obtain United States Food and Drug Administration (“FDA”) approval and successfully commercialize those products in addition to OVA1. Our ability to continue to meet our obligations and to achieve our business objectives is dependent upon, among other things, raising additional capital or generating sufficient revenue in excess of costs. We may seek to raise additional funding from various possible sources, including the public equity market, private financings, sales of assets, collaborative arrangements and debt. If we raise additional capital through the issuance of equity securities or securities convertible into equity, stockholders will experience dilution, and such securities may have rights, preferences or privileges senior to those of the holders of our common stock or convertible senior notes. If we raise additional funds by issuing debt, we may be subject to limitations on our operations through debt covenants or other restrictions. If we obtain additional funds through arrangements with collaborators or strategic partners, we may be required to relinquish our rights to certain technologies or products that we might otherwise seek to retain.

There can be no assurance that we will be able to obtain such financing, or obtain it on acceptable terms. If we are unable to obtain financing on acceptable terms, we may be unable to execute our business plan and we could be required to reduce the scope of or eliminate our sales and marketing and research and development activities.

Principals of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions have been eliminated in consolidation.

Basis of Presentation

On February 15, 2008, our Board of Directors approved a 1 for 10 reverse stock split (the “Reverse Stock Split”) of our common stock effective at the close of business on Monday, March 3, 2008. All share and per share amounts were adjusted to take into account the Reverse Stock Split in the accompanying notes to the consolidated financial statements.

The Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC” or “Codification”) 852 “Reorganizations” applied to our financial statements while we operated under the provisions of Chapter 11. ASC 852 does not change the application of generally acceptable accounting principles in the United States of America (“U.S. GAAP”) in the preparation of financial statements. However, for periods including and subsequent to the filing of the Chapter 11 petition, ASC 852 does require that the financial statements distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain expenses that were realized or incurred during the Chapter 11 proceedings have been classified as “reorganization items” on the accompanying consolidated statements of operations. In addition, pre-petition obligations that were impacted by the Plan of Reorganization were classified as “liabilities subject to compromise” on the consolidated balance sheet as of December 31, 2009. Upon emergence from bankruptcy under Chapter 11, we reclassified the pre-petition obligations back to accounts payable, accrued liabilities and convertible senior notes as is reflected on the consolidated balance sheet at December 31, 2010.

Use of Estimates

The preparation of consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The primary estimates underlying our consolidated financial statements include the fair value of our investment portfolio, assumptions regarding variables used in calculating the fair value of our equity awards, income taxes and contingent liabilities. Actual results could differ from those estimates.

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

We classify all of our marketable securities as available-for-sale and carry these investments at fair value, based upon the levels of inputs described below. The amortized cost of securities in this category is adjusted for amortization of premiums and accretions of discounts to maturity. Such amortization is included in interest income. Realized gains and losses are recorded in our statement of operations. If we believe that an other-than-temporary decline exists, it is our policy to record a write-down to reduce the investments to fair value and record the related charge as a reduction of interest income.

We review the impairment of our investments on a quarterly basis in order to determine the classification of the impairment as “temporary” or “other-than-temporary”. Beginning January 1, 2009, if the fair value of a debt security is less than its amortized cost, we assess whether the impairment is other-than-temporary. An impairment is considered other-than-temporary if: (i) we have the intent to sell the security; (ii) it is more likely than not that we will be required to sell the security before recovery of the entire amortized cost basis; or (iii) we do not expect to recover the entire amortized cost basis of the security. If an impairment is considered other than temporary based on condition (i) or (ii) described above, the entire difference between the amortized cost and the fair value of the debt security is recognized in earnings. If an impairment is considered other than temporary based on condition (iii) described above, the amount representing credit losses (defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis of the debt security) will be recognized in earnings and the amount relating to all other factors will be recognized in other comprehensive loss. Prior to January 1, 2009, declines in the fair value of debt securities deemed to be other-than-temporary were reflected in earnings as realized losses. Once an other-than-temporary impairment is recorded, a new cost basis in the investment is established.

With respect to the auction rate securities that were held as of January 1, 2009, we determined that the cumulative effect adjustment required to reclassify the non-credit portion of previously recognized other-than-temporarily impaired adjustments was $66,000. Therefore, we decreased our accumulated deficit and increased our accumulated other comprehensive loss by the $66,000 cumulative effect adjustment. With respect to the $1 million of par value auction rate securities investments held as of December 31, 2009, the unrealized gain included in accumulated comprehensive loss was $119,000. On July 26, 2010, we sold the auction rate securities investments for total proceeds of $465,000 and recorded a realized gain on investment of $58,000 for the year ended December 31, 2010.

Fair Value Measurement

ASC 820, “Fair Value and Measurements” defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

Concentration of Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk consist of cash and cash equivalents and accounts receivable. We maintain the majority of our cash and cash equivalents in recognized financial institutions in the United States. We also maintain cash deposits with banks in Western Europe, Canada, China and Japan. We have not experienced any losses associated with its deposits of cash and cash equivalents. We do not invest in derivative instruments or engage in hedging activities.

Our accounts receivable are derived from sales made to customers located in North America. We perform ongoing credit evaluations of our customer’s financial condition and generally do not require collateral. We maintain an allowance for doubtful accounts based upon the expected collectability of accounts receivable. Our accounts receivable at December 31, 2010 and revenues for the year then ended are from one customer. Our accounts receivable at December 31, 2008 and revenues for the year then ended are from two customers.

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

Property and equipment are reviewed for impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. If property and equipment are considered to be impaired, an impairment loss is recognized.

Revenue Recognition

Product Revenue. We derive our product revenues from sales of OVA1 through Quest Diagnostics. Our product revenues for tests performed are recognized when the following revenue recognition criteria are met: (1) persuasive evidence that an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured. Accounts receivable from Quest Diagnostics Incorporated (“Quest Diagnostics”) totaled $121,000 and none at December 31, 2010 and 2009, respectively.

License Revenue. Under the terms of the secured line of credit with Quest Diagnostics, portions of the borrowed principal amounts may be forgiven upon our achievement of certain milestones relating to the development, regulatory approval and commercialization of certain diagnostic tests (see Note 4). We account for forgiveness of principal debt balances as license revenues over the term of the exclusive sales period that Quest Diagnostics receives upon commercialization of an approved diagnostic test as we do not have a meaningful history of product sales that provides a reasonable basis for estimating future product sales. We recognized license revenue straight-lined over the 2.5-year period of Quest Diagnostics’ sales exclusivity beginning on OVA1 commercialization date of March 9, 2010 through November 10, 2010. On November 10, 2010, the period of Quest Diagnostics’ sales exclusivity for OVA1 was amended for up to three additional years. Accordingly, the balance of the principle amount forgiven at November 10, 2010 is recognized as license revenue on a straight-line basis over the amended term of exclusivity for OVA1 ending in September 2015. Through December 31, 2010, a total of $3,000,000 has been forgiven by Quest Diagnostics based upon milestone achievement.

Other product and service revenue. Revenue from other product sales, including consumables, is recognized upon product shipment, provided no significant obligations remain and collection of the receivables is reasonably assured. Revenue from shipping and handling is recognized upon product shipment, based on the amount billed to customers for shipping and handling. The related cost of shipping and handling is included in cost of revenue upon product shipment. Services revenue was recognized upon completion of work and receipt of payment.

Research and Development Costs

Research and development costs are expensed as incurred. Research and development costs consist primarily of payroll and related costs, materials and supplies used in the development of new products, intellectual property maintenance, and fees paid to third parties that conduct certain research and development activities on our behalf. Software development costs incurred in the research and development of new products are expensed as incurred until technological feasibility is established.

Stock-Based Compensation

We account for stock options and stock purchase rights related to our 2010 Stock Incentive Plan (the “2010 Plan”), 2000 Stock Plan (the “2000 Plan”) and 2000 Employee Stock Purchase Plan (the “2000 ESPP”) under the provisions of ASC 718 , “Compensation – Stock Compensation,” (“ASC 718”) which requires the recognition of the fair value of stock-based compensation. The fair value of stock options and 2000 ESPP shares is estimated using a Black-Scholes option valuation model. This model requires the input of subjective assumptions in implementing ASC 718 including expected stock price volatility, expected life and estimated forfeitures of each award. The fair value of equity-based awards is amortized over the vesting period of the award, and we have elected to use the straight-line method of amortization. These assumptions consist of estimates of future market conditions, which are inherently uncertain, and therefore are subject to management’s judgment.

The expected life of options is based on historical data of our actual experience with the options it has granted and represents the period of time that the options granted are expected to be outstanding. This data includes employees’ expected exercise and post-vesting employment termination behaviors. The expected stock price volatility is estimated using a combination of historical and peer group volatility for a blended volatility in deriving the expected volatility assumption. We made an assessment that blended volatility is more representative of future stock price trends than just using historical or peer group volatility, which corresponds to the expected life of the options. The expected dividend yield is based on the estimated annual dividends that we expect to pay over the expected life of the options as a percentage of the market value of our common stock as of the grant date. The risk-free interest rate for the expected life of the options granted is based on the United States Treasury yield curve in effect as of the grant date.

The expected life of shares purchased under the 2000 ESPP is six months, which corresponds to the offering period. The expected stock price volatility is estimated using a combination of historical and peer group volatility for a blended volatility in deriving the expected volatility assumption, which corresponds to the offering period. The expected dividend yield is based on the estimated annual dividends that we expect to pay over the expected life of shares purchased under the 2000 ESPP as a percentage of the market value of our common stock as of the grant date. The risk-free interest rate for the expected life of the shares purchased under the 2000 ESPP is based on the United States Treasury yield curve in effect as of the beginning of the offering period.

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

Income Taxes

We account for income taxes using the liability method. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and the tax bases of assets and liabilities using the current tax laws and rates. A valuation allowance is established when necessary to reduce deferred tax assets to the amounts more likely than not expected to be realized.

Financial Interpretation (“FIN”) 48, “Accounting for Uncertainty in Income Taxes”, (codified primarily in FASB ASC Topic 740-10-50, “Accounting for Uncertainty of Income Taxes”) clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) 109, “Accounting for Income Taxes” (codified primarily in FASB ASC Topic 740, Income Taxes). ASC Topic 740-10-50 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more likely than not recognition threshold at the effective date to be recognized upon the adoption of ASC Topic 740-10-50 and in subsequent periods. This interpretation also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

We recognize interest and penalties related to unrecognized tax benefits within the interest expense line and other expense line, respectively, in the consolidated statement of operations. Accrued interest and penalties are included within the related liability lines in the consolidated balance sheet.

Foreign Currency Translation

The functional currency of Ciphergen Biosystems KK, a wholly owned subsidiary, is the Japanese yen. Accordingly, all balance sheet accounts of this operation are translated into United States dollars using the current exchange rate in effect at the balance sheet date. The revenues and expenses of Ciphergen Biosystems KK are translated using the average exchange rates in effect during the period, and the gains and losses from foreign currency translation are recorded in accumulated other comprehensive loss.

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

Other Income

On November 2, 2010, we received notice of an award of two grants for the aggregate sum of $489,000 under the Internal Revenue Service Qualifying Therapeutic Discovery Projects Grant Program for our ongoing cancer related and peripheral arterial disease (“PAD”) programs. The grant relates to fiscal 2010 expenditures and was awarded to therapeutic or diagnostic discovery projects that show a reasonable potential to result in new therapies or diagnostic tests that address areas of unmet medical need or that prevent, detect or treat chronic or acute diseases and conditions. These grants were included in other income for the year ended December 31, 2010 and were recorded as other current assets at December 31, 2010. We received these grants on February 3, 2011.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consists of unrealized gain (losses) from available-for-sale securities and foreign currency translation adjustment.

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of common stock shares outstanding during the period. Diluted loss per share is computed by dividing the net loss by the weighted average number of common stock shares adjusted for the dilutive effect of common stock equivalent shares outstanding during the period. Common stock equivalents consist of convertible senior notes (using the “as if converted” method), stock options, restricted stock units and stock warrants. Common equivalent shares are excluded from the computation in periods in which they have an anti-dilutive effect on earnings per share.

Fair Value of Financial Instruments

Financial instruments include cash and cash equivalents, marketable securities, accounts receivable, accounts payable, accrued liabilities, convertible senior notes and the amount owed on a secured line of credit and debtor-in-possession debt with Quest Diagnostics. The estimated fair value of financial instruments has been determined using available market information or other appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop estimates of fair value; therefore, the estimates are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange. The effect of using different market assumptions and/or estimation methodologies may be material to the estimated fair value amounts. The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities are at cost, which approximates fair value due to the short maturity of those instruments. The estimated fair value of the convertible senior notes is based on quoted market prices. The carrying value of the amount owed on a secured line of credit and debtor-in-possession debt with Quest Diagnostics approximates fair value, which is based on discounting the future cash flows using applicable spreads to approximate current interest rates available to us.

Prior to January 1, 2009, common stock warrants were recorded in stockholders equity in accordance with ASC 815, “Derivatives and Hedging” and ASC 825, “Financial instruments.” However in June 2008, the FASB issued new guidance now codified in ASC 815 that clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify for classification as a liability. The new guidance was effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of the new guidance on January 1, 2009, resulted in the reclassification of certain of our outstanding warrants from stockholders’ equity to liability and a cumulative effect of change in accounting principle on our accumulated deficit of $21,000. In addition, the stock warrants are required to be fair valued at each reporting period, with the changes in fair value recognized in our consolidated statement of operations. We fair value the warrants using a Black Scholes valuation model. Since the outstanding common stock warrants are fair valued at the end of each reporting period, any change in the underlying assumptions to the Black Scholes valuation model, including the volatility and price of our common stock, may have a significant impact on our consolidated financial statements.

Segment Reporting

We operate one reportable segment, novel diagnostic tests.

NOTE 2:    CHAPTER 11 BANKRUPTCY

On March 30, 2009, we filed a voluntary petition for relief under Chapter 11 in the Bankruptcy Court. We operated our business and managed our properties as debtors in possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. On January 22, 2010, we emerged from bankruptcy under Chapter 11.

Financial Statement Presentation

Our consolidated financial statements have been prepared in accordance with ASC 852, “Reorganization” (ASC 852) and on a going-concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business.

Substantially all of our pre-petition debt was in default due to the Bankruptcy Filing. As described below, the accompanying consolidated financial statements present our pre-petition 4.50% Convertible Senior Notes due in 2009 (the “4.50% Notes”) and 7.00% Convertible Senior Notes due in 2011 (the “7.00% Notes”) totaling $7,365,000 within liabilities subject to compromise at December 31, 2009. Upon emergence from bankruptcy under Chapter 11, we reclassified the pre-petition obligations back to accounts payable, accrued liabilities and convertible senior notes as is reflected on the consolidated balance sheet at December 31, 2010.

Liabilities Subject to Compromise

As required by ASC 852, we have recorded liability amounts for the claims that can be reasonably estimated and which we believe are probable of being allowed by the Bankruptcy Court. Such claims are subject to future adjustments that may result from, among other things, negotiations with creditors, and rejection of executory contracts and unexpired leases. Liabilities subject to compromise may change due to reclassifications, settlements or reorganization activities that give rise to new claims or increases in existing claims. Upon emergence from bankruptcy under Chapter 11 in January 2010, approved claims were either paid or assumed by us at an agreed upon rate. Certain matters are still subject to disputes as noted below under the Plan of Reorganization.

Liabilities subject to compromise in the consolidated balance sheet consisted of the following at December 31, 2009 (in thousands):

Accounts payable	$1,932
Accrued liabilities	1,696
Payroll and benefits related expenses	744
Convertible senior notes	7,365

Total liabilities subject to compromise	$11,737

Debtor-In-Possession Credit and Security Agreement with Quest Diagnostics Incorporated

On October 16, 2009, the Bankruptcy Court gave approval for Vermillion to enter into a Debtor-In-Possession Credit and Security Agreement (the “DIP Loan Agreement”) with Quest Diagnostics and to assume under the Bankruptcy Code the Amended Strategic Alliance Agreement. In connection with the assumption of the Amended Strategic Alliance Agreement, we also assumed certain other agreements with Quest Diagnostics related to the Amended Strategic Alliance Agreement, including the pre-petition warrants for the purchase of our common stock. Under the DIP Loan Agreement, Quest Diagnostics agreed to provide a debtor-in-possession loan to us of up to $1,500,000 (the “DIP Financing”). The DIP Financing was secured by a first lien on substantially all of our assets and bears interest at the prime rate plus 0.5% per annum. The DIP Financing matured at the effective date of a plan of reorganization or February 28, 2010, if earlier. Under the DIP Loan Agreement, we were bound by customary affirmative and negative covenants, including covenants with respect to the use of the funds provided by Quest Diagnostics, and customary events of default—including non-payment, breach of covenants and material breach of the Amended Strategic Alliance Agreement—that may have resulted in acceleration of outstanding amounts, if any, under the DIP Loan Agreement. We received $400,000 under this agreement on October 27, 2009. On January 22, 2010, we repaid the $400,000 and interest of $4,000. Professional service fees relating to the DIP Loan Agreement were expensed as incurred and classified as reorganization items in the accompanying consolidated statement of operations.

Reorganization Items

Professional advisory fees and other costs directly associated with our reorganization are reported separately as reorganization items pursuant to ASC 852. Professional fees include legal fees and legal fees relating to DIP Financing undertaken as part of the reorganization process. The write-off of debt issuance costs and discounts and the underwriting fees related to the DIP Loan Agreement generally represent one-time charges. Certain actions within the non-Debtor companies have occurred as a result of the Chapter 11 bankruptcy proceedings. In addition, we have made adjustments to the carrying value of certain pre-petition liabilities. The costs associated with these actions are also reported as reorganization items. The reorganization items in the consolidated statement of operations at December 31, 2010 and 2009 consisted of the following items:

	Year Ended December 31,
(in thousands)	2010	2009
Debtors reorganization items
Professional fees associated with bankruptcy proceedings	$928	$1,146
Write-off of debt issuance costs and discounts related to debt subject to compromise	—	93
DIP Financing fees	—	203
Related party incentive plan	6,932	—

Debtors reorganization items	$7,860	$1,442
Non-Debtors reorganization items
Professional fees associated with bankruptcy proceedings	$749	$624

Total reorganization items	$8,609	$2,066

Plan of Reorganization

On January 7, 2010, the Bankruptcy Court issued a confirmation order approving our Plan of Reorganization. The Plan of Reorganization contemplates the reorganization of the Company and the discharge of all outstanding claims against and interests in the Company. Pursuant to the Plan of Reorganization, as confirmed, each holder of an allowed priority claim received cash in an amount equal to such allowed claim. The secured claim arising from the Quest Diagnostics secured line of credit was reinstated and unimpaired. Holders of the outstanding 4.50% Convertible Senior Notes due in 2009 received the payment of $2,195,000 of principal, $140,000 of unpaid interest and 9,044 shares of common stock in exchange of their claims. $5,000,000 in principal of the outstanding 7.00% Convertible Senior Notes due in 2011 were reinstated. Holders of unpaid interest on previously converted 7.00% Notes received $362,000 in cash and 7,239 shares related to the unpaid interest of the 7.00% Notes. All holders of allowed general unsecured claims elected to receive cash and were entitled to be paid in full.

Subsequently on January 22, 2010, the confirmation order issued by the Bankruptcy Court approving our Plan of Reorganization became final and all conditions precedent to January 22, 2010 were satisfied or waived. Accordingly, we emerged from bankruptcy under Chapter 11 and reinstated our common stock, par value $0.001. Although we have emerged from bankruptcy under Chapter 11, the bankruptcy case will remain open until the following matters are resolved, which includes approval by the Bankruptcy Court:

•	Molecular Analytical Systems, Inc. Litigation (see Note 9)

•	Bio-Rad Laboratories, Inc. Matters (see Note 9)

•	$1,000,000 milestone under the Strategic Alliance Agreement with Quest Diagnostics (see Note 4), and

•	Various pre-petition liability objections

NOTE 3:    RECENT ACCOUNTING PRONOUNCEMENTS

In April 2010, the FASB amended the authoritative guidance addressing accounting for arrangements in which a vendor satisfies its performance obligations over time, with all or a portion of the consideration contingent on future events, referred to as “milestones.” The scope of the new guidance is limited to milestones in arrangements that involve research or development activities, such as achieving a specific result from the research or development efforts. The amendment provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. A vendor that is affected by the amendment is required to provide a description of the overall arrangement, a description of each milestone and related contingent consideration, a determination of whether each milestone is considered substantive, the factors that the entity considered in determining whether the milestone or milestones are substantive, and the amount of consideration recognized during the period for the milestone or milestones. This amendment will be effective for our interim period ending March 31, 2011. The amendment is not expected to have a material impact on our financial position, results of operations or cash flows.

In September 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-13, Multiple Deliverable Revenue Arrangements, which amended the accounting standards for multiple element arrangements to:

•	provide updated guidance on whether multiple deliverables exist, how the elements in an arrangement should be separated and how the consideration should be allocated;

•

require an entity to allocate revenue in an arrangement using estimated selling prices of each element if a vendor does not have vendor-specific objective evidence of selling price or third-party evidence of selling price; and

•	eliminate the use of the residual method and require a vendor to allocate revenue using the relatives selling price method.

ASU 2009-13 is effective for fiscal years beginning after June 15, 2010, which for the Company will be January 1, 2011, with early application permitted. The adoption of ASU 2009-13 is not expected to have a significant impact on the Company’s consolidated financial statements.

In February 2010, the SEC issued a policy statement and staff work plan regarding the potential use by United States issuers of financial statements prepared in accordance with International Financial Reporting Standards (“IFRS”). IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board. Under the proposed timeline set forth by the SEC, we could be required in the future to prepare financial statements in accordance with IFRS, and the SEC is expected to make a determination in 2011 regarding the mandatory adoption of IFRS. We are currently assessing the impact that this potential change would have on our consolidated financial statements, and will continue to monitor the development of the potential implementation of IFRS.

In January 2010, the FASB issued ASU No. 2010-6, Fair Value Measurements and Disclosures, to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. ASU 2010-6 requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, this guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). ASU 2010-6 is effective for the Company on January 1, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which will become effective for the Company on January 1, 2011. Other than requiring additional disclosures, adoption of this new guidance did not have a material impact on our financial statements.

NOTE 4:    STRATEGIC ALLIANCE WITH QUEST DIAGNOSTICS INCORPORATED

Quest Diagnostics is a significant holder of our common stock. On July 22, 2005, we entered into a strategic alliance agreement (the “Strategic Alliance Agreement”) with Quest Diagnostics to develop and commercialize up to three diagnostic tests from our product pipeline (the “Strategic Alliance”). The Strategic Alliance Agreement was set to expire on the earlier of (i) the three-year anniversary of the agreement, which was July 22, 2008, and (ii) the date on which Quest Diagnostics commercializes three diagnostic tests. On July 21, 2008, the Strategic Alliance Agreement was amended to extend the term of the agreement to end on the earlier of (i) September 1, 2008 and (ii) the date on which Quest Diagnostics commercializes three diagnostic tests. On October 24, 2008, the Strategic Alliance Agreement was amended to extend the term of the agreement to end on the earlier of (i) September 1, 2009 and (ii) the date on which Quest Diagnostics makes its third development election. On October 7, 2009, the Strategic Alliance Agreement was amended to extend the term of the agreement to end on the earlier of (i) October 7, 2012 and (ii) the date on which Quest Diagnostics has commercially launched three licensed tests under the Strategic Alliance. On November 10, 2010, we further amended the Strategic Alliance Agreement (the Strategic Alliance Agreement and the July 21, 2008, October 24, 2008, October 7, 2009 and November 10, 2010 amendments are collectively referred to as the “Amended Strategic Alliance Agreement”) to give Quest Diagnostics the exclusive right to commercialize OVA1 for up to three additional years from the period as specified in the Strategic Alliance Agreement and to establish royalties, fees, and other payments related to the performance of OVA1. To date, Quest Diagnostics has selected two diagnostic tests to commercialize, our peripheral arterial disease blood test (“VASCLIR”) which is under development and OVA1.

Secured Line of Credit with Quest Diagnostics Incorporated

In connection with the Strategic Alliance Agreement, Quest Diagnostics provided us with a $10,000,000 secured line of credit, which is collateralized by certain of our intellectual property and may only be used for payment of certain costs and expenses directly related to the Strategic Alliance. Under the terms of this secured line of credit, the interest rate is at the prime rate plus 0.5% and is payable monthly. The effective interest rate was 3.75% and 4.75% at December 31, 2010 and 2009, respectively. This secured line of credit also contains provisions for Quest Diagnostics to forgive portions of the amounts borrowed that corresponds to our achievement of certain milestones related to development, regulatory approval and commercialization of certain diagnostic tests. The amounts to be forgiven and the corresponding milestones that we must achieve are:

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

We have drawn on this secured line of credit in monthly increments of $417,000 on the last day of each month during the first two years of the Strategic Alliance. The outstanding principal balance of this secured line of credit was $7,000,000 and $10,000,000 at December 31, 2010 and 2009, respectively. Accrued interest payable related to this secured line of credit was $63,000 and $480,000 as of December 31, 2010 and 2009, respectively. Interest expense related to this secured line of credit was $278,000, $512,000 and $560,000 for the years ended December 31, 2010, 2009 and 2008, respectively. From the inception of the Strategic Alliance through December 31, 2008, we have spent $10,000,000 of the amounts drawn on in-house research and development, as well as collaborations with others, directed towards achieving the milestones. On September 11, 2009, we achieved the FDA clearance of OVA1 milestone provision in the secured line of credit agreement providing for a reduction in the principal amount of the loan of $3,000,000 but was only able to apply the milestone once it was no longer in default under the terms of the secured line of credit while under Chapter 11 bankruptcy protection. On January 22, 2010 we cured the default upon payment of accrued interest totaling approximately $472,000. On January 23, 2010, the principal was reduced to $7,000,000. We are in discussions with Quest Diagnostics regarding the achievement of an additional $1,000,000 forgiveness milestone as a result of the FDA clearance of OVA1 under the terms of the Strategic Alliance Agreement.

NOTE 5:    FAIR VALUE MEASUREMENTS

Our investments consist of auction rate securities, which were classified as available-for-sale long-term investments due to failed auctions related to these investments through December 31, 2009. The underlying assets of these auction rate securities were private placements of credit linked notes. Our holdings of these private placement investment vehicles were exposed directly and exclusively to credit derivatives. The credit derivatives were synthetic tranches referenced to a portfolio of corporate names on which the investment vehicles sold credit protection. These credit linked notes were valued using a single factor Gaussian copula model and market bids received from Deutsche Bank AG (“Deutsche Bank”). We weighted the valuation equally with the market bid sources when developing the final fair value, given our conclusion that both the valuation and bids data points had equal relevance in estimating fair value.

During the year ended December 31, 2008, we recognized approximately $659,000 of other-than-temporary impairment charges on our auction rate securities held at December 31, 2008 in our consolidated statement of operations. On January 1, 2009, we adopted accounting guidance that established a new method of recognizing and reporting other-than-temporary impairments for debt securities. Upon adoption of this standard, we recorded a cumulative effect adjustment, resulting in a reclassification of approximately $66,000 of non-credit losses related to the previously recognized other-than-temporary impairment charges from accumulated deficit to accumulated other comprehensive loss. The non-credit loss was calculated as the difference between the $659,000 impairment charges recorded previously for the available-for-sale auction rate securities and the $593,000 of estimated credit losses as of January 1, 2009.

In estimating the credit losses of our previously recognized impairments as of January 1, 2009 and December 31, 2009, we estimated the present value of expected cash flows for each auction rate security compared to the securities’ amortized cost basis for the respective period. This process involved significant judgments and estimates specifically around default rates, recovery rates, interest rates and the timing of expected cash flows. In addition, we considered other available evidence, including trends in credit ratings and changes in financial market conditions including the general economic environment. On July 26, 2010, we sold the auction rate securities investments for total proceeds of $465,000 and recorded a realized gain on investment of $58,000 for the year ended December 31, 2010.

Money market cash equivalents and long-term investments at December 31, 2010 and 2009 consist of the following:

(in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
December 31, 2010
Money market funds	$22,649	$—	$—	$22,649

	$22,649	$—	$—	$22,649

December 31, 2009
Money market funds	$8	$—	$—	$8
Long term investments in auction rate securities	407	119	—	526

	$415	$119	$—	$534

As of December 31, 2010, financial assets measured and recognized at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy as described above was as follows:

(in thousands)	Total Fair Value	Fair Value Measurements at Reporting Date
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$22,649	$22,649	$—	$—

Total	$22,649	$22,649	$—	$—

As of December 31, 2009, financial assets measured and recognized at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy as described above was as follows:

(in thousands)	Total Fair Value	Fair Value Measurements at Reporting Date
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$8	$8	$—	$—
Long term investments in auction rate securities	526	—	—	526

Total	$534	$8	$—	$526

Our Level 1 financial assets are money market funds with stated maturities of three months or less from the date of purchase, whose fair values are based on quoted market prices.

At December 31, 2009, long-term investments available-for-sale measured at fair value using Level 3 inputs consisted of $526,000 invested in auction rate securities. The continued failure of auctions and the lack of market activity and liquidity required that these securities be measured using Level 3 inputs. As of December 31, 2009, our auction rate securities in credit linked notes were valued using a single factor Gaussian copula model and market bids received from Deutsche Bank. On July 26, 2010, we sold the auction rate securities investments for total proceeds of $465,000 and recorded a realized gain on investment of $58,000 for the year ended December 31, 2010.

We measure certain common stock warrants at fair value on a recurring basis (see Note 10). All other financial assets and liabilities are measured at fair value on a nonrecurring basis. These financial assets and liabilities are recognized at fair value when they are deemed to be other-than-temporarily impaired.

Our financial assets measured at fair value on a recurring basis using significant Level 3 inputs as of December 31, 2009 consisted solely of auction rate securities. The reconciliation of financial assets measured at fair value using significant unobservable inputs (Level 3) for the years ended December 31, 2010 and 2009 was as follows:

(in thousands)	Long-Term Investments Available- for- Sale (Level 3) Auction Rate Securities
Balance at January 1, 2009	$341
Change in unrealized gain(loss) included in other comprehensive loss	185

Balance at December 31, 2009	526

Total realized gains included in earnings	58
Change in unrealized gain(loss) included in other comprehensive loss	(119)
Sales	(465)

Balance at December 31, 2010	$—

The fair value of the our long-term debt based on the then-current rates available to us for debt of a similar term and remaining maturity. We determined the estimated fair value amount by using available market information and commonly accepted valuation methodologies. However, considerable judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the fair value estimate presented herein is not necessarily indicative of the amount that we or holders of the instruments could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value. The convertible senior notes carrying value and estimated fair value at December 31, 2010 and 2009 were as follows:

	December 31,
	2010		2009
(in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
4.50% convertible senior notes due September 1, 2009	$—	$—	$2,365	$2,720
7.00% convertible senior notes due September 1, 2011	5,000	5,000	5,000	5,750

Total	$5,000	$5,000	$7,365	$8,470

NOTE 6:    PROPERTY AND EQUIPMENT

The components of property and equipment as of December 31, 2010 and 2009 were as follows:

	December 31,
(in thousands)	2010	2009
Machinery and equipment	$123	$1,797
Demonstration equipment	—	509
Leasehold improvements	—	35
Computer equipment and software	244	418
Furniture and fixtures	64	35

Gross property and equipment	431	2,794
Accumulated depreciation and amortization	(237)	(2,605)

Property and equipment, net	$194	$189

Depreciation expense for property and equipment was $114,000, $335,000 and $928,000 for the years ended December 31, 2010, 2009 and 2008, respectively. During the year ended December 31, 2010, we disposed of significant fully depreciated assets in conjunction with our exit of our Fremont, California facility and move to Austin, Texas.

NOTE 7:    ACCRUED LIABILITIES

The components of accrued liabilities as of December 31, 2010 and 2009 were as follows:

	December 31,
(in thousands)	2010	2009
Payroll and benefits related expenses	$596	$5
Collaboration and research agreements expenses	276	393
Professional services	669	505
Contingencies (See Note 9)	925	—
Tax-related liabilities	251	160
Accrued interest on convertible senior notes and long-term debt owed to related party	304	840
Other accrued liabilities	35	—

Total accrued liabilities	$3,056	$1,903

NOTE 8:    CONVERTIBLE SENIOR NOTES

7.00% Convertible Senior Notes Due September 1, 2011

On November 15, 2006, we closed the sale of $16,500,000 of convertible senior notes due September 1, 2011. Offering costs were $104,000 and fees of $514,500, which were paid on behalf of the debt holders, were recorded as debt discount on the 7.00% Notes. Fees paid on behalf of debt holders included the fair value of two warrants issued to underwriters to purchase a total of 20,000 shares of our common stock at $12.60 per share. The warrants were valued at $140,000 based on the fair value as determined by a Black-Scholes model using the following assumptions: a risk free interest rate of 4.75%, 5 year contractual life, and 88.00% volatility rate. Interest on the 7.00% Notes was 7.00% per annum on the principal amount, payable semi-annually on March 1 and September 1 of each year, beginning March 1, 2007. The 7.00% Notes were sold pursuant to separate exchange and redemption agreements between Vermillion and each of Highbridge International LLC, Deerfield International Limited, Deerfield Partners, L.P., Bruce Funds, Inc. and Professional Life & Casualty, each holders of the existing 4.50% convertible senior notes due September 1, 2008, pursuant to which holders of an aggregate of $27,500,000 of the 4.50% Notes agreed to exchange and redeem their 4.50% Notes for an aggregate of $16,500,000 in aggregate principal amount of the 7.00% Notes and $11,000,000 in cash, plus accrued and unpaid interest on the 4.50% Notes of $254,000 through and including the day prior to the closing. Debt discount related to the 7.00% Notes are amortized to interest expense using the effective interest method. The amortization of the debt discount related to the 7.00% Notes amounted to none, $44,000 and $182,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

The 7.00% Notes are unsecured senior indebtedness of Vermillion initially bearing interest at the rate of 7.00% per annum. The 7.00% Notes were reduced to 4.00% per annum on September 11, 2009 upon FDA clearance of OVA1. Interest is payable on March 1 and September 1 of each year, commencing March 1, 2007.

The 7.00% Notes are convertible at the option of each holder, at any time on or prior to the close of business on the business day immediately preceding September 1, 2011, into shares of our common stock at a conversion price of $20.00 per share, equivalent to a conversion rate equal to 50 shares of our common stock per $1,000 principal of the 7.00% Notes, subject to adjustment for standard anti-dilution provisions including distributions to common stockholders and stock splits as well as occurrence of a change in control, in which case the conversion rate is adjusted for a make-whole premium.

The make-whole premium shall be equal to the principal amount of 7.00% Notes to be converted divided by $1,000 and multiplied by the applicable number of shares of common stock based upon Vermillion’s share prices as of the change of control date. Specifically, as the 7.00% Notes approach their redemption date of September 1, 2011, as discussed below, the make-whole payment decreases. We are not required to make a make-whole payment if its stock price is less than $12.00 or greater than $80.00 as of the date of the change in control. The make-whole premium associated with the 7.00% Notes sets a maximum additional 1,500,000 shares that may be issued on conversion (90.9091 shares per $1,000 principal amount of 7.00% Notes).

Holders of the 7.00% Notes had the option to require us to repurchase the 7.00% Notes under certain circumstances, including at any time after September 1, 2009, if we did not receive approval or clearance for commercial sale of any of our ovarian cancer test by the FDA. We may redeem the 7.00% Notes at our option, in whole or in part, at any time on or after September 1, 2009, at specified redemption prices plus accrued and unpaid interest; provided that the 7.00% Notes will be redeemable only if the closing price of the stock equals or exceeds 200.0% of the conversion price then in effect for at least 20 trading days within a period of 30 consecutive trading days ending on the trading day before the date of the notice of the optional redemption. Upon a change of control, each holder of the 7.00% Notes may require us to repurchase some or all of the 7.00% Notes at specified redemption prices, plus accrued and unpaid interest. The 7.00% Notes contains a put option that entitles the holder to require us to redeem the 7.00% Note at a price equal to 105.0% of the principal balance upon a change in control of the Company.

We identified the guaranteed interest payment for any conversion of any 7.00% Note by a holder prior to October 31, 2008, and the written put option permitting the holder to put the debt at 105.0% of principal plus accrued and unpaid interest upon a change of control as embedded derivatives, which need to be separated and measured at fair value. The factors impacting the fair value of the guaranteed interest payment for any conversion of any 7.00% Note by a holder prior to October 31, 2008, is based upon certain factors including our stock price, the time value of money and the likelihood holders would convert within the next two years. The provision for the guaranteed interest payment for any conversion of any 7.00% Note elapsed on October 31, 2008. The factors impacting the fair value of the written put option permitting the holder to put the 7.00% Note at 105.0% of principal plus accrued and unpaid interest upon a change of control is contingent upon a change of control. However, due to significant related party holdings of our common stock shares and the presence of certain anti-takeover provisions in our bylaws, a change of control is deemed to be remote. The fair values of these features have been determined to be de minimis from the date of their inception through December 31, 2010.

From October through November 2009, we exchanged a total of 220,000 shares of common stock for $4,400,000 in principal under the terms of the original 7.00% Notes. In November through December 2009, we exchanged a total of 421,667 shares of common stock for $7,100,000 in principal and $589,000 in unpaid interest. The conversion rate for the November and December 2009 redemption was approximately 55 shares per $1,000 principal amount. We recorded an additional debt conversion expense of $819,000 relating to the more favorable exchange rate.

The 7.00% Notes and common stock issuable upon conversion of the 7.00% Notes were registered with the SEC on Form S-3 on December 15, 2006. We were in default of the 7.00% Notes as of December 31, 2009. However, we cured the default upon payment of accrued interest totaling approximately $362,000 upon emergence from bankruptcy under Chapter 11 on January 22, 2010. At December 31, 2010, 2009 and 2008, $5,000,000, $5,000,000 and $16,500,000, respectively, in aggregate principal amount of the 7.00% Notes remained outstanding.

4.50% Convertible Senior Notes Due September 1, 2009

On August 22, 2003, we closed the sale of $30,000,000 of the 4.50% Notes with an original maturity date of September 1, 2008. Offering costs were $1,866,000. Interest on the notes is 4.50% per annum on the principal amount, payable semi-annually on March 1 and September 1, beginning March 1, 2004. The effective interest rate was 6.28% per annum. The 4.50% Notes were convertible, at the option of the holder, at any time on or prior to maturity of the 4.50% Notes into shares of our common stock initially at a conversion rate of 10.88329 shares per $1,000 principal amount of the 4.50% Notes, which is equal to a conversion price of $91.88 per share. The conversion price, and hence the conversion rate, was subject to adjustment upon the occurrence of certain events, such as stock splits, stock dividends and other distributions or recapitalizations. Because the market value of the stock rose above the conversion price between the day the 4.50% Notes were priced and the closing date, we recorded a discount of $2,677,000 related to the intrinsic value of the beneficial conversion feature resulting from this price change and the fact that the initial purchaser of the 4.50% Notes was not required to purchase the 4.50% Notes until the closing date. Immediately after the closing, our common stock had a market price of $100.10 per share, or $8.22 per share higher than the conversion price. The value of the beneficial conversion feature was determined by multiplying this difference in the per share price of our common stock by the 326,498 underlying shares. This amount was amortized to interest expense using the effective interest method over the five-year term of the notes, or shorter period in the event of conversion of the 4.50% Notes. Debt discount related to the 4.50% Notes was amortized to interest expense using the effective interest method. The amortization of the beneficial conversion feature amounted to none, none and $29,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

The 4.50% Notes were our senior unsecured obligations and ranked on parity in right of payment with all of our existing and future senior unsecured debt and ranked senior to our existing and future debt that expressly provided that it is subordinated to the 4.50% Notes. The 4.50% Notes were also effectively subordinated in right of payment to our existing and future secured debt, to the extent of such security, and to our subsidiaries’ liabilities. The indenture did not limit the incurrence by us or our subsidiaries of other indebtedness.

Following the closing of the November 15, 2006, sale of $16,500,000 of the 7.00% Notes due September 1, 2011, holders of an aggregate of $27,500,000 of the 4.50% Notes agreed to exchange and redeem their 4.50% Notes for an aggregate of $16,500,000 in aggregate principal amount of the 7.00% Notes and $11,000,000 in cash. As a result of negotiations between us and the holders of the 4.50% Notes, the $2,500,000 outstanding principal balance related to the 4.50% Notes, was not redeemed by us on the original maturity date of September 1, 2008. Interest of $56,000 related to the 4.50% Notes was paid on September 1, 2008. Subsequently on December 11, 2008, the trustee of the Indenture and the holders of the $2,500,000 outstanding principal balance related to the 4.50% Notes agreed to extend the maturity date of the 4.50% Notes to September 1, 2009, and to waive any past default by us of our obligation to make payment on the principal of and interest on the 4.50% Notes. We agreed to extend each holder’s rights to require us to repurchase the 4.50% Notes at 105.00% of such holder’s outstanding principal amount upon a change in control, as defined in the indenture governing the 4.50% Notes, and to convert the 4.50% Notes into common stock accordingly. In addition, the holders of the 4.50% Notes agreed to permit the full redemption of the outstanding principal related to the 4.50% Notes at a redemption price of 100.00% on or before August 31, 2009, and we agreed to adjust the conversion rate for the 4.50% Notes to 20 shares per $1,000 principal amount of the 4.50% Notes, which is equal to a conversion price of $50.00 per share. The impact from adjusting the conversion rate was de minimis.

In November 2009, we exchanged a total of 6,750 shares of common stock for $135,000 in principal and $8,000 in unpaid interest. The conversion rate for redemption was approximately 47 shares per $1,000 principal amount. We recorded an additional debt conversion expense of $69,000 relating to the more favorable exchange rate.

At December 31, 2010, 2009 and 2008, none, $2,365,000 and $2,500,000, respectively, in aggregate principal amount of the 4.50% Notes remain outstanding. We were in default of the 4.50% Notes as of December 31, 2009. Upon the emergence from bankruptcy under Chapter 11, we cured the default with a payment of $2,365,000 of principal and $140,000 of unpaid interest with $2,195,000 of cash and 9,044 shares of common stock.

NOTE 9:    COMMITMENTS AND CONTINGENCIES

Operating Leases

We lease various equipment and facilities to support our business of discovering, developing and commercializing diagnostics tests in the fields of oncology, hematology, cardiology and women’s health. On June 1, 2010, we entered into a noncancelable operating lease for a new principal facility located in Austin, Texas in conjunction with our relocation of our corporate headquarters to Austin, Texas. The term is from June 1, 2010 through May 31, 2012, with an annual base rent of $57,000. We will also pay common area charges, taxes and insurance with an annual estimated cost of $37,000.

On June 3, 2008, we entered into a noncancelable operating lease for a new principal facility located in Fremont, California. Under the lease agreement, the term was from July 1, 2008 through June 30, 2010, with an annual base rent of $87,000 and $92,000 for the first year and second year, respectively. We also paid common area charges, taxes and insurance with an annual estimated cost of $21,000. This lease was extended to and expired on August 31, 2010. Additionally, under the lease agreement, we pledged a $100,000 certificate of deposit as collateral on a letter of credit serving as a security deposit for the first year. For the second year, the certificate of deposit pledged as collateral on a letter of credit serving as a security deposit was reduced to $60,000. As of December 31, 2009, the $60,000 certificate of deposit was restricted cash and included in prepaid expenses and other current assets of the consolidated balance sheet. The letter of credit expired during the year ended December 31, 2010 and the $60,000 security deposit was returned to us.

In connection with the Instrument Business Sale, we entered into a sublease agreement with Bio-Rad, pursuant to which we subleased approximately 29,000 square feet of its Fremont, California facility. Bio-Rad was permitted to use the sublet premises only for general office, laboratory, research and development, and other uses necessary to conduct its business, and was not permitted to sublet the premises without our consent. The lease on the Fremont, California facility and sublease expired on July 31, 2008. Rent under the sublease was payable monthly and consisted of base rent plus a proportionate share of certain other expenses including property taxes, management fees, insurance, maintenance and utilities. Rent and certain other facility related expenses were paid directly to us, and in accordance with the terms of the master lease, all payments received by us from Bio-Rad under the sublease were paid to the landlord. On September 22, 2008, we were refunded our $553,000 security deposit related to the former principal facility. Rental expense under operating leases for the years ended December 31, 2010, 2009 and 2008, were as follows:

	Year Ended December 31,
(in thousands)	2010	2009	2008
Gross rental expense	$149	$111	$1,826
Sublease rental income	—	—	(949)

Net rental expense	$149	$111	$877

As of December 31, 2010, future minimum rental payments under noncancelable operating leases are as follows:

(in thousands)
2011	129
2012	62
2013	—

Total minimum rental payments	$191

Noncancelable Collaboration Obligations and Other Commitments

Under the terms of a research collaboration agreement with The Johns Hopkins University School of Medicine (“JHU”) directed at the discovery and validation of biomarkers in human subjects, including but not limited to clinical application of biomarkers in the understanding, diagnosis and management of human diseases, we were required to pay JHU $600,000, $618,000 and $637,000 for the years ending December 31, 2008, 2009 and 2010, respectively. In June 2010, the research collaboration agreement was amended by extending the term and reducing the payments to $300,000 for 2010, $400,000 for 2011, $400,000 for 2012 and $100,000 for 2013. In conjunction with the amendment, JHU forgave the previously outstanding amounts we owed of $623,000, which we recognize as a reduction to research and development expenses straight line over the term of the amended agreement. Collaboration costs under the JHU collaboration were $400,000, $616,000 and $600,000 for the years ended December 31, 2010, 2009 and 2008, respectively. Collaboration costs under the JHU collaboration are included in research and development expenses. In addition, under the terms of the amended research collaboration agreement, we are required to pay the greater of 4% royalties on net sales of diagnostic tests using the assigned patents or annual minimum royalties of $50,000. As of December 31, 2010 and 2009, we owed $4,000 and $866,000, respectively, related to research collaboration agreements with JHU.

On June 1, 2007, we entered into a nonexclusive license agreement with the National Cardiovascular Center (“NCVC”), an entity organized and existing under the laws of Japan. Under this agreement, we obtained a ten year worldwide nonexclusive license with the right to extend the term for the life of the licensed patent, which includes a United States Patent Application, a Japan Patent and a Patent Cooperation Treaty (“PCT”) Application, for technology used in our thrombotic thrombocytopenic purpura (“TTP”) diagnostic test kit that is under development. Under this agreement, we will pay NCVC a non-refundable license fee of $50,000. The payment terms are $20,000 upon execution of this agreement, $10,000 upon submission of an in vitro diagnostic test to the FDA for clearance, $10,000 upon the first commercial sale of such in vitro diagnostic test kit and $10,000 upon achievement of $500,000 in net sales of such in vitro diagnostic test kits. Additionally, we will pay royalties to NCVC for net sales to customers located in the United States, Japan, Europe and China. On July 18, 2007, we made a payment of $20,000 related to the execution of this agreement. There have been no subsequent payments made through December 31, 2010.

Contingent Liabilities

Molecular Analytical Systems, Inc. Litigation

On July 9, 2007, Molecular Analytical Systems (“MAS”) filed a lawsuit in the Superior Court of California for the County of Santa Clara naming Vermillion and Bio-Rad as defendants (the “State Court lawsuit”). Under the State Court lawsuit, MAS sought an unspecified amount of damages and alleged, among other things, that we are in breach of its license agreement with MAS relating to our SELDI technology as a result of our entry into a sublicense agreement with Bio-Rad. We filed a petition to compel arbitration, which was denied in the trial court. We then filed our general denial and affirmative defenses on April 1, 2008. The Company and Bio-Rad thereafter appealed the denial of the motion to compel arbitration, which appeal had the effect of staying the State Court lawsuit, which stay was further extended in both the state trial and appellate courts when we filed on March 30, 2009, a Voluntary Petition for Relief under Chapter 11 in the Bankruptcy Court. MAS filed a proof of claim on July 15, 2009, in connection with our Chapter 11 bankruptcy proceedings. The proof of claim mirrored the MAS lawsuit and asserted that we breached the Exclusive License Agreement by transferring certain technologies to Bio-Rad without obtaining MAS’s consent. MAS listed the value of its claim as in excess of $5,000,000. On December 28, 2009, we objected to MAS’s Proof of Claim in the Bankruptcy Court. On January 7, 2010, the Bankruptcy Court confirmed our Plan of Reorganization. Per the Court’s order confirming the Plan, our bankruptcy case will be closed when, along with other requirements, a final, non-appealable judgment is entered on MAS’s claims. After the Plan of Reorganization was confirmed, MAS filed a motion with the Bankruptcy Court asking it to abstain from hearing its proof of claim and asked the Bankruptcy Court to grant relief from the automatic stay so that MAS could proceed with the State Court lawsuit in California. Over our objection, the Bankruptcy Court granted that motion on March 15, 2010. Thereafter, the California Court of Appeal set oral argument on our appeal of the trial court order denying our motion to compel arbitration for June 17, 2010. The California Court of Appeals overturned the Superior Court’s decision in an opinion dated July 9, 2010, and ordered that the dispute be arbitrated before the Judicial Arbitration and Mediation Service (“JAMS”). MAS filed its demand for arbitration on September 15, 2010. The demand did not include any additional detail regarding

MAS’s claims, and submitted the same complaint for unspecified damages that MAS filed in the Superior Court in 2007. The parties have begun to exchange initial disclosures in the arbitration, but JAMS has not yet set a schedule for resolution of MAS’s claims, and management cannot predict the ultimate outcome of this matter at this time.

Bio-Rad Laboratories, Inc. Matters

On November 13, 2006, we sold assets and liabilities of our protein research tools and collaborative services business (the “Instrument Business Sale”), to Bio-Rad Laboratories, Inc. (“Bio-Rad”), in order to concentrate our resources on developing clinical protein biomarker diagnostic products and services. The Instrument Business Sale included our SELDI technology, ProteinChip arrays and accompanying software. Pursuant to the terms of the sales agreement, the total sales price was $20,000,000, of which $16,000,000 was paid by Bio-Rad to us at the closing of the transaction on November 13, 2006. A total of $4,000,000 was held back from the sales proceeds contingent upon our meeting certain obligations, of which $2,000,000 was subsequently paid to us in fiscal 2007 upon the issuance by the United States Patent and Trademark Office of a reexamination certificate for United States Patent No. 6,734,022. From the amounts held back, the remaining $2,000,000, subject to certain adjustments, is being held in escrow to serve as security for us to fulfill certain obligations.

In connection with the Instrument Business Sale, we entered into a letter agreement with Bio-Rad pursuant to which we agreed to indemnify Bio-Rad and its subsidiaries with respect to certain payments made by Bio-Rad in connection with the termination of employees of its former subsidiary in the United Kingdom in the six-month period immediately following the Instrument Business Sale. On May 4, 2007, Bio-Rad delivered a claim for indemnification under the agreement for $307,000, which was paid out of $2,000,000 held in escrow. In August 2009, Bio-Rad also filed a proof of claim in the bankruptcy case for indemnification of the MAS lawsuit. Management is disputing the claim and cannot predict the ultimate outcome of this matter at this time.

In connection with the Instrument Business Sale, we also entered into a manufacture and supply agreement with Bio-Rad on November 13, 2006, whereby we agreed to purchase ProteinChip Systems and ProteinChip Arrays (collectively, the “Research Tools Products”) from Bio-Rad. Under the terms of the manufacture and supply agreement, we agreed to provide Bio-Rad quarterly, non-binding, twelve-month rolling forecasts setting forth our anticipated needs for Research Tools Products over the forecast period. We were permitted to provide revised forecasts as necessary to reflect changes in demand for the products, and Bio-Rad was required to use commercially reasonable efforts to supply amounts in excess of the applicable forecast. Either party was permitted to terminate the agreement for convenience upon 180 days’ prior written notice, or upon default if the other party failed to cure such default within 30 days after notice thereof. In a letter from us to Bio-Rad dated May 2, 2008, we exercised our right to terminate the November 13, 2006 manufacture and supply agreement for convenience upon 180 days’ written notice. Consequently, termination of the agreement became effective on October 29, 2008. In October 2009, Bio-Rad filed a proof of claim in our bankruptcy case based on certain contract claims for approximately $1,000,000. We are attempting to resolve the contract claims and have accrued for this contingency within general and administrative expense at December 31, 2010 and 2009. Management cannot predict the ultimate outcome of this matter at this time.

Health Discovery Corporation Litigation

On June 26, 2006, Health Discovery Corporation (“HDC”) filed a lawsuit against Vermillion in the United States District Court for the Eastern District of Texas, Marshall Division (the “Court”), claiming that software used in certain of our ProteinChip Systems infringes on three of its United States patents. HDC sought injunctive relief as well as unspecified compensatory and enhanced damages, reasonable attorney’s fees, prejudgment interest and other costs. On August 1, 2006, we filed an unopposed motion with the Court to extend the deadline for us to answer or otherwise respond until September 2, 2006. We filed our answer and counterclaim to the complaint with the Court on September 1, 2006. Concurrent with our answer and counterclaims, we filed a motion to transfer the case to the Northern District of California. On January 10, 2007, the Court granted us motion to transfer the case to the Northern District of California. The parties met for a scheduled mediation on

May 7, 2007. On July 10, 2007, we entered into a license and settlement agreement with HDC pursuant to which we licensed more than 25 patents covering HDC’s support vector machine technology for use with SELDI technology. Under the terms of the HDC Agreement, we receive a worldwide, royalty-free, non-exclusive license for life sciences and diagnostic applications of the technology and have access to any future patents resulting from the underlying intellectual property in conjunction with use of SELDI systems. Pursuant to the HDC Agreement, we paid $200,000 to HDC upon entry into the agreement on July 13, 2007, $100,000 three months following the date of the agreement on October 9, 2007, and $150,000 twelve months following the date of the agreement on July 9, 2008. The remaining $150,000 payable under the HDC Agreement, which was due twenty-four months following the date of the agreement and payable as of December 31, 2008, was subsequently paid on January 22, 2010. The HDC Agreement settled all disputes between the Company and HDC.

Debtor’s Incentive Plan

In connection with the Bankruptcy Filing, on April 21, 2009, we filed the Debtor’s Motion for Entry of an Order Approving the Debtor’s Incentive Plan (the “Debtor’s Incentive Plan”) and Authorizing Payments thereunder pursuant to §§ 363(b) and 503(b) of the Bankruptcy Code (the “Incentive Plan Motion”) which sought to provide proper incentives to the directors (Gail Page, John Hamilton and James Burns, collectively, the “Directors”) to help achieve a successful sale or restructuring of the Company. At a hearing on June 22, 2009, the Court entered an Order approving the Incentive Plan Motion (the “Incentive Plan Order”). The Debtor’s Incentive Plan is only triggered upon the occurrence of a qualified transaction defined as the closing of any sale pursuant to section 363 of the Bankruptcy Code or the effectiveness of a Reorganization Plan confirmed pursuant to section 1129 of the Bankruptcy Code. The Debtor’s Incentive Plan payment was based upon a percentage of (A) the gross proceeds of Asset Sales, both prior to and after the Food and Drug Administration approval of the ovarian tumor triage test, and (B) the value of consideration - cash, debt and equity - distributed pursuant to a confirmed Reorganization Plan. In the end, the Incentive Plan Order provided that the Directors would receive: (i) zero, on Qualified Transaction Proceeds of 3,000,000 or less, (ii) 6% on Qualified Transaction Proceeds of $3,000,001 to $10,000,000, and (iii) 8% on Qualified Transaction Proceeds of greater than $10,000,000. While the Incentive Plan Order provided us with the authority to make distributions under the Debtor’s Incentive Plan, we agreed as part of the Plan of Reorganization to seek final judicial approval of the amounts to be paid pursuant to the Debtor’s Incentive Plan. On April 13, 2010, our counsel, the Official Committee of the Equity Security Holders, and the Directors submitted a proposed settlement to the Bankruptcy Court. On April 14, 2010, after a hearing, an order was issued by the Bankruptcy Court approving the Debtor’s Incentive Plan. Under the Debtor’s Incentive Plan, we were directed to distribute an aggregate of $5,000,000 in cash and 302,541 shares of restricted stock having a fair value of $6,626,000 in Debtor’s Incentive Plan payments to the Directors. All such restricted stock vests with respect to 1/24th of the total distributed on each monthly anniversary of the vesting commencement date, June 22, 2009. The total Debtor’s Incentive Plan payments were allocated to Gail Page, James Burns and John Hamilton on a 60%-20%-20% basis, respectively. The contingency was accounted for upon the occurrence of the qualified transaction on January 7, 2010 when the Bankruptcy Courts issued a confirmation order approving our Reorganization Plan. For the year ended December 31, 2010, we incurred $9,969,000 under the terms of the Debtor’s Incentive Plan, of which $6,932,000 was recorded in Reorganization Items for the period prior to emerging from bankruptcy under Chapter 11 and $3,037,000 was recorded in general and administrative expenses for the period subsequent to emerging from bankruptcy under Chapter 11. In April 2010, we distributed an aggregate of $5,000,000 in cash to the Directors. We distributed 226,904 shares of common stock to the Directors under the Debtor’s Incentive Plan during the year ended December 31, 2010.

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

NOTE 10:    COMMON STOCK

Stockholders’ Rights Plan

We adopted a Stockholder Rights Plan, the purpose of which is, among other things, to enhance our Board of Directors’ ability to protect stockholder interests and to ensure that stockholders receive fair treatment in the event any coercive takeover attempt of the Company is made in the future. The Stockholder Rights Plan could make it more difficult for a third party to acquire, or could discourage a third party from acquiring, us or a large block of our common stock. The following summary description of the Stockholder Rights Plan does not purport to be complete.

The rights issued pursuant to Vermillion’s Stockholder Rights Plan will become exercisable the tenth day after a person or group announces acquisition of 15.0% or more of our common stock or announces commencement of a tender or exchange offer the consummation of which would result in ownership by the person or group of 15.0% or more of our common stock. If the rights become exercisable, the holders of the rights (other than the person acquiring 15.0% or more of our common stock) will be entitled to acquire, in exchange for the rights’ exercise price, shares of our common stock or shares of any company in which we are merged, with a value equal to twice the rights’ exercise price.

Authorized Shares

At the annual stockholders’ meeting on June 29, 2007, the stockholders approved an amendment to the Certificate of Incorporation to increase the number of authorized shares of our common stock from 80,000,000 to 150,000,000. On July 13, 2007, we amended and restated our Certificate of Incorporation with the State of Delaware for the increased authorized shares. Additionally, after the Reverse Stock Split the number of authorized shares of common stock and preferred stock remained at 150,000,000 and 5,000,000, respectively.

Private Placement Sale

On August 29, 2007 (the “Closing Date”), we completed a private placement sale of 2,451,309 shares of our common stock and warrants to purchase up to an additional 1,961,047 shares of our common stock with an exercise price of $9.25 per share and expiration date of August 29, 2012, to a group of new and existing investors for $20,591,000 in gross proceeds (collectively referred to as the “August 29, 2007, Private Placement Sale”). Existing investors included affiliates of the Company, who purchased 964,285 shares of our common stock and warrants to purchase up to an additional 771,428 shares of our common stock for $8,100,000. In connection with Quest Diagnostics’ participation in this transaction, we amended a warrant to purchase an additional 220,000 shares of our common stock that was originally issued to Quest Diagnostics on July 22, 2005. Pursuant to the terms of the amendment, the exercise price for the purchase of our common stock was reduced from $35.00 per share to $25.00 per share and the expiration date of such warrant was extended from July 22, 2010, to July 22, 2011. For services as placement agent, we paid Oppenheimer & Co. Inc. (“Oppenheimer”) $1,200,000 and issued a warrant to purchase up to 92,100 shares of our common stock with an exercise price of $9.25 per share and expiration date of August 29, 2012. The warrants issued to the investors and Oppenheimer were valued at $7,194,000 and $581,000, respectively, based on the fair value as determined by the Black-Scholes model. The amended value of the warrant issued to Quest Diagnostics on July 22, 2005, increased by $356,000, which is reflected in additional paid-in capital, from the its original value of $2,200,000. Assumptions used to value the warrants issued to the investors and Oppenheimer, and the amended value of the warrant issued to Quest Diagnostics were as follows:

	Private Investors and Oppenheimer & Co. Inc.	Amendment to Quest Diagnostics Incorporated
Dividend yield	—%	—%
Volatility	80.14%	82.92%
Risk-free interest rate	4.31%	4.24%
Expected lives (years)	5.0	3.9

In June 2008, the FASB issued new guidance now codified in ASC 815 that clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify for classification as liabilities. The new guidance in ASC 815 was effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of the new guidance on January 1, 2009, resulted in the reclassification of our outstanding warrants from the August 2007 offering from stockholders’ equity to liabilities, which requires the warrants to be fair valued at each reporting period, with the changes in fair value recognized as interest and other expense in our consolidated statement of operations.

At December 31, 2010 and 2009, and at January 1, 2009, we had warrants outstanding to purchase 195,012, 273,467 and 2,053,147 shares of common stock, respectively, which were required to be classified as a liability. The fair value of these warrants on the date of adoption of January 1, 2009 and on December 31, 2010 and 2009 was determined using a Black Scholes valuation model with the following level 3 inputs:

	December 31, 2010	December 31, 2009	January 1, 2009
Risk-free interest rate	0.52%	1.51%	1.18%
Expected life (in years)	1.66	2.66	3.66
Dividend yield	—%	—%	—%
Volatility	64.62%	83.70%	78.35%
Stock price	$7.52	$27.50	$0.27

On January 1, 2009, we recorded a cumulative effect of change in accounting principle adjustment of $21,000 to our accumulated deficit and a corresponding reclassification of our outstanding warrants from stockholder’s deficit to warrant liability. For the year ended December 31, 2009, we recorded under ASC 815 a loss of $12,106,000 in the consolidated statement of operations. For the year ended December 31, 2010, we recorded under ASC 815 a gain of $4,355,000 in the consolidated statement of operations.

The following table sets forth our financial liabilities related to warrants subject to fair value measurements as of December 31, 2010 and 2009:

		Fair Value Measurements at Reporting Date Using
(in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities at December 31, 2010
Common stock warrants	$378	$—	$—	$378

Total	$378	$—	$—	$378

Liabilities at December 31, 2009
Common stock warrants	$5,659	$—	$—	$5,659

Total	$5,659	$—	$—	$5,659

The following table is a reconciliation of the warrant liability measured at fair value using Level 3 inputs:

	Year Ended December 31,
(in thousands)	2010	2009
Balance at beginning of period	$5,659	$—
Cumulative effect of change in accounting principle for common stock warrants	—	21
Change in fair value of common stock warrants	(4,132)	20,062
Issuance of common stock from warrant exercise	—	(6,468)
Warrant exercise gain	(223)	(7,956)
Reclassification of warrant fair value to equity upon exercise and issuance of common stock	(926)	—

Balance at end of period	$378	$5,659

Warrants

Warrants outstanding and exercisable as of December 31, 2010 and 2009 were as follows:

		Exercise Price per Share		Number of Shares Outstanding under Warrant
Issuance Date	Expiration Date			December 31, 2010	December 31, 2009
July 22, 2005	July 22, 2011	$25.00		220,000	220,000
August 3, 2006	August 3, 2011	12.60		385	6,090
November 15, 2006	November 15, 2011	12.60		385	6,090
August 29, 2007	August 29, 2012	9.25	*	195,012	273,467

				415,782	505,647

*	The exercise price of the warrants issued on August 29, 2007 is adjustable in accordance with the term of the warrants.

NOTE 11:    ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss as of December 31, 2010 and 2009, were as follows:

	Year Ended December 31,
(In thousands)	2010	2009
Net unrealized gain on long-term investments available-for-sale	$—	$119
Cumulative translation adjustment	(156)	(165)

Accumulated other comprehensive loss	$(156)	$(46)

NOTE 12:    LOSS PER SHARE

The reconciliation of the numerators and denominators of basic and diluted loss per share for the years ended December 31, 2010, 2009 and 2008 was as follows:

(In thousands, except per share data)	Loss (Numerator)	Shares (Denominator)	Per Share Amount
Year ended December 31, 2008:
Net loss - basic	$(18,330)	6,381,802	$(2.87)
Dilutive effect of shares purchasable under the Employee Stock Purchase Plan, stock options, warrants and convertible senior notes	—	—

Net loss - diluted	$(18,330)	6,381,802	$(2.87)

Year ended December 31, 2009:
Net loss - basic	$(22,048)	6,662,231	$(3.31)
Dilutive effect of common stock shares issuable upon exercise of stock options, purchase by Employee Stock Purchase Plan, exercise of warrants and conversion of convertible senior notes	—	—

Net loss - diluted	$(22,048)	6,662,231	$(3.31)

Year ended December 31, 2010:
Net loss - basic	$(19,034)	10,404,741	$(1.83)
Dilutive effect of common stock shares issuable upon exercise of stock options, exercise of warrants, conversion of convertible senior notes and unvested restricted stock awards	—	—

Net loss - diluted	$(19,034)	10,404,741	$(1.83)

Due to net losses for the years ended December 31, 2010, 2009 and 2008, diluted loss per share is calculated using the weighted average number of common shares outstanding and excludes the effects of potential common stock shares that are antidilutive. The potential shares of common stock that have been excluded from the diluted loss per share calculation above for the years ended December 31, 2010, 2009 and 2008 were as follows:

	Year Ended December 31,
	2010	2009	2008
Stock options	849,485	678,301	815,638
Employee Stock Purchase Plan	—	—	2,250
Stock warrants	415,782	505,647	2,293,147
Convertible senior notes	250,000	297,300	875,000
Restricted stock units	81,889	—	—

Potential common shares	1,597,156	1,481,248	3,986,035

NOTE 13:    EMPLOYEE BENEFIT PLANS

1993 Stock Option Plan

We have no shares of our common stock reserved for future grants to employees, directors or consultants under our 1993 Stock Option Plan (the “1993 Plan”). Under the 1993 Plan, options were granted at prices not lower than 85% and 100% of the fair market value of the common stock for non-statutory and statutory stock options, respectively. All outstanding options under the 1993 Plan are now fully vested, and unexercised options generally expire ten years from the date of grant. The authority of our Board of Directors to grant new stock options and awards under the 1993 Plan terminated in 2001. At December 31, 2010, 2009 and 2008, no shares of our common stock were subject to repurchase by us. There were no 1993 Plan option exercises for the years ended December 31, 2010, 2009 and 2008. There are no shares of stock options that remain outstanding under the 1993 Plan.

2000 Stock Plan

Under the Amended and Restated 2000 Stock Plan (the “2000 Plan”), options may be granted at prices not lower than 85% and 100% of the fair market value of the common stock for non-statutory and statutory stock options, respectively. Options generally vest monthly over a period of four years and unexercised options generally expire ten years from the date of grant. The authority of our Board of Directors to grant new stock options and awards under the 2000 Plan terminated in 2010. At December 31, 2010 and 2009, we had none and 6,553,859 shares of our common stock reserved for future stock option grants to employees, directors and consultants under the 2000 Plan. There were 21,083 option exercises for the year ended December 31, 2010. There were no 2000 Plan option exercises for the years ended December 31, 2009 and 2008. No additional shares of our common stock were reserved for issuance under the 2000 Plan for the years ended December 31, 2010, 2009 and 2008.

2000 Employee Stock Purchase Plan

The Amended and Restated 2000 Employee Stock Purchase Plan (the “2000 ESPP”) provides for eligible employees to purchase our common stock through payroll deductions during six-month offering periods. Each offering period begins on May 1 or November 1 and ends October 31 or April 30, respectively.

The 2000 ESPP provides for the purchase of our common stock at the lower of 85.00% of the closing price of our common stock on the first day of the offering period or 85.00% of the closing price of our common stock on the last day of the offering period. No additional common stock shares were reserved for issuance under the 2000 ESPP for the years ended December 31, 2010, 2009 and 2008.

2010 Stock Incentive Plan

On February 8, 2010, our Board of Directors approved the Vermillion, Inc. 2010 Stock Incentive Plan (the “2010 Plan”). The 2010 Plan is administered by the Compensation Committee of the Board of Directors. Our employees, directors, and consultants are eligible to receive awards under the 2010 Plan. The 2010 Plan permits the granting of a variety of awards, including stock options, share appreciation rights, restricted shares, restricted share units, unrestricted shares, deferred share units, performance and cash-settled awards, and dividend equivalent rights. The 2010 Plan provides for issuance of up to 1,322,983 shares of common stock, par value $0.001 per share under the 2010 Plan, subject to adjustment as provided in the 2010 Plan. There were no 2010 Plan option exercises for the year ended December 31, 2010.

During the year ended December 31, 2010, we awarded 25,000 shares of restricted stock from the 2010 Plan having a fair value of $146,000 to employees in connection with our emergence from bankruptcy. All such restricted stock vests with respect to 1/24th of the total distributed on each monthly anniversary of the vesting commencement on June 22, 2009. We distributed 19,748 of these shares of common stock to employees during the year ended December 31, 2010.

During the year ended December 31, 2010, we issued 81,000 fully vested shares of restricted stock from the 2010 Plan having a fair value of $426,000 to the Board of Directors as payment for services rendered in 2010.

The activity related to shares available for grant under the 1993 Plan, 2000 Plan, 2000 ESPP and 2010 Plan for the years ended December 31, 2010, 2009 and 2008, were as follows:

	1993 Stock Option Plan	2000 Stock Plan	2000 Employee Stock Purchase Plan	2010 Stock Option Plan	Total
Shares available at December 31, 2007	—	6,776,983	1,373,023	—	8,150,006
Options canceled / forfeited	3,000	116,149	—	—	119,149
Reduction in shares reserved	(3,000)	—	—	—	(3,000)
Options granted	—	(465,000)	—	—	(465,000)
Shares purchased	—	—	(3,750)	—	(3,750)

Shares available at December 31, 2008	—	6,428,132	1,369,273	—	7,797,405
Additional shares reserved	—	—	—	—	—
Options canceled	11,610	125,727	—	—	137,337
Reduction in shares reserved	(11,610)	—	—	—	(11,610)

Shares available at December 31, 2009	—	6,553,859	1,369,273	—	7,923,132
Additional shares reserved	—	—	—	1,322,983	1,322,983
Options canceled	1,720	9,013	—	500	11,233
Reduction in shares reserved	(1,720)		—	—	(1,720)
Options granted	—		—	(203,500)	(203,500)
Restricted stock units	—	—	—	(106,000)	(106,000)
Shares expired	—	(6,562,872)	(1,369,273)	—	(7,932,145)

Shares available at December 31, 2010	—	—	—	1,013,983	1,013,983

The stock option activity under the 1993 Plan, 2000 Plan and 2010 Plan for the years ended December 31, 2010, 2009 and 2008 was as follows:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term
Options outstanding at December 31, 2007	469,675	$26.30	$—	7.72
Granted	465,000	1.99
Exercised	—	—
Canceled	(119,037)	15.63

Options outstanding at December 31, 2008	815,638	14.00	—	8.22
Granted	—	—
Exercised	—	—
Canceled	(137,337)	12.90

Options outstanding at December 31, 2009	678,301	14.22	12,648	5.86
Granted	203,500	20.93
Exercised	(21,083)	1.99
Canceled	(11,233)	14.76

Options outstanding at December 31, 2010	849,485	$—	1,924	5.81

Shares exercisable:
December 31, 2010	595,996	$16.70	$1,474	4.58

Shares expected to vest:
December 31, 2010	253,489	$14.78	$451	8.71

The range of exercise prices for options outstanding and exercisable at December 31, 2010 are as follows:

Exercise Price			Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Options Exercisable	Weighted Average Exercise Price
$ 0.01	-	$ 0.75	45,832	$ 0.75	3.03	45,832	$ 0.75
0.76	-	2.04	113,250	2.04	3.87	113,250	2.04
2.05	-	2.30	175,209	2.30	7.55	103,955	2.30
2.31	-	5.52	38,000	5.44	9.75	—	—
5.53	-	10.20	86,705	9.38	3.54	84,205	9.36
10.21	-	14.70	135,148	13.15	5.67	113,039	13.32
14.71	-	29.60	193,798	25.31	7.58	74,172	24.62
29.61	-	96.00	61,543	86.59	2.07	61,543	86.59

$ 0.01	-	$ 96.00	849,485	$ 16.13	5.81	595,996	$ 16.70

(in thousands)	Total Intrinsic Value of Options Exercised	Total Fair Value of Vested Options
Year ended December 31, 2010	$183	$1,124
Year ended December 31, 2009	$—	$644
Year ended December 31, 2008	$—	$754

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

The assumptions used to calculate the fair value of options granted under the 2010 Plan that were incorporated in the Black-Scholes pricing model for the year ended December 31, 2010 was as follows:

Year Ended December 31, 2010
Dividend yield	—%
Volatility	81%
Risk-free interest rate	2.25%
Expected lives (years)	5.6
Weighted average fair value	$14.49

We did not grant any stock options to employees for the year ended December 31, 2009. We did not have any employees participate in the 2000 ESPP for the years ended December 31, 2010 and 2009. The allocation of stock-based compensation expense by functional area for the years ended December 31, 2010, 2009 and 2008 was as follows:

	Year Ended December 31,
(in thousands)	2010	2009	2008
Research and development	$992	$34	$120
Sales and marketing	77	10	93
General and administrative	3,868	280	423

Total	$4,937	$324	$636

We have a 100.0% valuation allowance recorded against its deferred tax assets, and as a result ASC 718 had no effect on income tax expense in the consolidated statement of operations or the consolidated statement of cash flows. As of December 31, 2010, total unrecognized compensation cost related to nonvested stock option awards was $2,822,000 and the related weighted average period over which it is expected to be recognized was 2.74 years.

Non-employee Stock-based Compensation Expense

Stock-based compensation expense related to stock options granted to non-employees is recognized as the stock options are earned. As part of the Chapter 11 bankruptcy case, certain former employees were converted into consultants to Company whereby their existing stock options continued to vest, under the original terms of their stock option grants, as they provided consulting services to us. The values attributable to these options are amortized over the service period and the unvested portion of these options was remeasured at each vesting date. We believe that the fair value of the stock options is more reliably measurable than the fair value of the services received. There were no such options remaining outstanding at December 31, 2010. The fair value of the stock options granted were revalued at each reporting date using the Black-Scholes valuation model as prescribed by ASC 505, “Equity,” using the following average assumptions:

	Year Ended December 31,
	2010	2009
Dividend yield	—%	—%
Volatility	82%	84.79%
Risk-free interest rate	3.19%	3.28%
Expected lives (years)	7.81	8.22
Weighted average fair value	$14.44	$11.85

The stock-based compensation expense will fluctuate as the fair market value of the common stock fluctuates. In connection with stock options relating to non-employees, we recorded stock-based compensation allocated by functional area for the years ended December 31, 2010 and 2009 as follows:

	Year Ended December 31,
(in thousands)	2010	2009
Research and development	$38	$185
Sales and marketing	5	14
General and administrative	100	48

Total	$143	$247

401(k)Plan

Our 401(k) Plan allows eligible employees to defer up to an annual limit of the lesser of 90.0% of eligible compensation or a maximum contribution amount subject to the Internal Revenue Service annual contribution limit. We are not required to make contributions under the 401(k) Plan. As of December 31, 2010, 2009 and 2008, we have not contributed to the 401(k) Plan.

NOTE 14:    INCOME TAXES

Domestic and foreign components of loss from continuing operations before income taxes for the years ended December 31, 2010, 2009 and 2008 are as follows:

	Year Ended December 31,
(in thousands)	2010	2009	2008
Domestic	$(18,907)	$(21,927)	$(17,755)
Foreign	(127)	(110)	(615)

	$(19,034)	$(22,037)	$(18,370)

The components of the benefits (provision) for income attributable to loss from continuing operations before income taxes for the years ended December 31, 2010, 2009 and 2008 are as follows:

	Year Ended December 31,
(in thousands)	2010	2009	2008
Federal
Current	$—	$—	$235
Deferred	—	—	(259)
State	—	—	—
Foreign
Current	—	11	(16)
Deferred	—	—	—

	$—	$11	$(40)

Based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, we have provided a full valuation allowance against our net deferred tax assets at December 31, 2010, 2009 and 2008.

The components of deferred tax assets (liabilities) at December 31, 2010 and 2009 were as follows:

	Year Ended December 31,
(in thousands)	2010	2009
Deferred tax assets:
Depreciation and amortization	$14,068	$16,387
Other	1,606	909
Research and development and other credits	—	179
Net operating loses	41,789	37,764

Total deferred tax assets	57,463	55,239
Valuation allowance	(57,433)	(55,201)

Net deferred tax assets	$30	$38

Deferred tax liabilities:
Investment in foreign subsidiaries	$—	$(10)
Other	(30)	(28)

Net deferred tax liabilities	$(30)	$(38)

The reconciliation of the statutory federal income tax rate to the Company’s effective tax rate for the years ended December 31, 2010, 2009 and 2008 was as follows:

	Year Ended December 31,
	2010	2009	2008
Tax at federal statutory rate	34%	34%	34%
State tax, net of federal benefit	7	3	6
Valuation allowance	(14)	(17)	(43)
Change in warrant valuation	8	(19)	—
Net operating loss and credit reduction due to section 382 limitations	(32)	—	—
Permanent items	(4)	—	—
Other	1	(1)	3

Effective income tax rate	—%	—%	—%

As of December 31, 2010, we had a net operating loss of approximately $103,000,000 for federal and $75,000,000 for state tax purposes. If not utilized, these carryforwards will begin to expire beginning in 2011 for both federal and state purposes. In 2011, approximately $3,100,000 of federal and $2,100,000 of state net operating loss will expire. If not utilized, the remaining federal net operating loss will begin to expire in 2017, and the state net operating loss will continue to expire in 2012.

As of December 31, 2010, we had $6,100,000 of net operating loss carryforwards from our Japan operations. If not utilized, this carryforward will begin to expire in 2012.

We believe that it is more likely than not that the benefit from certain deferred tax assets will not be realized due to the history of our operating losses. In recognition of this risk, we have provided a valuation allowance on the deferred tax assets. The valuation allowance was $57,433,000 at December 31, 2010 which represents an increase of $2,232,000 over 2009 primarily due to additional valuation allowance requirements on domestic deferred tax assets as well as true up adjustments on domestic deferred tax assets.

At the time of filing our 2009 tax return, the Company identified that the net operating loss carry forward as of December 31, 2009 available for federal and state purposes previously reported was overstated by $6.5 million due to inadvertent deduction of warrant exercises as an expense resulting in the overstatement of related deferred tax asset by $2.6 million and the corresponding valuation allowance for the same amount. As a result, we have revised our 2009 deferred tax asset footnote by reducing the amount of previously reported net operating losses and the related deferred tax asset and valuation allowance. The reduction to the 2009 deferred tax assets have no effect on our statement of operations, earnings per share, balance sheet, statement of cash flows or statement of stockholders’ equity (deficit) for any period presented.

We file income tax returns in the U.S. and in various state jurisdictions with varying statutes of limitations. We have not been audited by the Internal Revenue Service or any state income or franchise tax agency. As of December 31, 2010, our federal returns for the years ended 2007 through the current period and most state returns for the years ended 2006 through the current period are still open to examination. In addition, all of the net operating losses and research and development credit carryforwards that may be used in future years are still subject to adjustment. The federal and California tax returns for the year ended December 31, 2009 reflect research and development carryforwards of $545,000 and $5,089,000, respectively.

A reconciliation of the change in our unrecognized tax benefits is as follows:

(in thousands)	Federal Tax	State Tax	Total
Balance at January 1, 2009	$—	$—	$—
Increase in tax position during 2009	—	—	—

Balance at December 31, 2009	$—	$—	$—
Increase in tax postion during 2010	545	5,089	—

Balance at December 31, 2010	$545	$5,089	$5,634

If the $5.6 million of unrecognized income tax benefits is recognized, approximately $5.6 million would decrease the effective tax rate in the period in which each of the benefits is recognized.

We do not expect our unrecognized tax benefits to change significantly over the next 12 months. We recognize interest and penalties related to unrecognized tax benefits within the interest expense line and other expense line, respectively, in the consolidated statement of operations. Accrued interest and penalties are included within the related liability lines in the consolidated balance sheet. We have not recorded any interest or penalties as a result of uncertain tax positions as of December 31, 2010, 2009 and 2008.

NOTE 15:    OTHER RELATED PARTY TRANSACTIONS

Consulting Agreement

On March 26, 2009, we entered into a consulting agreement with our former chief executive offer and current Director. For the years ended December 31, 2010 and 2009, we incurred $24,000 and $189,000 in general and administrative expenses under the consultant arrangement, respectively. At December 31, 2009, we owed the consultant $377,000, which included amounts owed for severance of $366,000. On February 1, 2010, we re-hired the consultant as our chief executive officer. There was no amount owed to our chief executive officer at December 31, 2010.

On September 14, 2009, we entered into a consulting agreement with our former Vice President and Chief Science Officer. For the year ended December 31, 2010 and 2009, we incurred $48,000 and $11,000 in research and development expenses under the consulting arrangement, respectively. On February 1, 2010, this consulting agreement was terminated when we re-hired our Senior Vice President and Chief Science Officer.

NOTE 16:    UNAUDITED QUARTERLY FINANCIAL INFORMATION

Certain unaudited quarterly financial information for the years ended December 31, 2010 and 2009 is presented below:

	2010 Quarter Ended
(In thousands, except per share data)	March 31	June 30	September 30	December 31
Revenue	$73	$344	$413	$345
Gross Profit	73	332	400	282
Net loss	(11,586)	(698)	(2,736)	(4,014)
Loss per share - basic and diluted	(1.14)	(0.07)	(0.26)	(0.38)

	2009 Quarter Ended
	March 31	June 30	September 30	December 31
Revenue	$—	$—	$—	$—
Gross Profit	—	—	—	—
Net loss	(2,815)	(1,793)	(11,015)	(6,425)
Loss per share - basic and diluted	(0.44)	(0.28)	(1.72)	(0.86)

NOTE 17:    SUBSEQUENT EVENTS

On November 2, 2010, we received notice of an award of two grants for the aggregate sum of $489,000 under the Internal Revenue Service Qualifying Therapeutic Discovery Projects Grant Program for our OVA2 and PAD programs. These grants were included in other income for the year ended December 31, 2010 and cash equal to the total amount awarded was received by us on February 3, 2011.

On February 18, 2011 we completed a follow-on public offering sale of 4,000,000 shares of our common stock in an underwritten public offering at a price of $5.45 per share. We expect net proceeds of the offering will be approximately $20,200,000 after deducting underwriting discounts and expected offering expenses. Roth Capital Partners acted as the sole manager of the offering. The underwriter has been granted a 30-day option to purchase up to 500,000 additional shares from the Company and 100,000 shares from a selling stockholder to cover over-allotments, if any.