Form 10-Q
period 2011-03-31
VERMILLION, INC.
filed 2011-05-10
CIK 926617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2011.

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

(512) 519-0400

(Registrant’s telephone number, including area code)

Not applicable

(Former name, former address and former fiscal year, if changed since last report)

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

As of March 31, 2011, the Registrant had 14,698,509 shares of common stock, par value $0.001 per share, outstanding.

VERMILLION, INC.

FORM 10-Q

Vermillion, OVA1 and OvaCalc are registered trademarks of Vermillion, Inc. ProteinChip is a registered trademark of Bio-Rad Laboratories, Inc. BioSepra is a registered trademark of Pall Corporation.

PART I - FINANCIAL INFORMATION

ITEM 1.	UNAUDITED FINANCIAL STATEMENTS

Vermillion, Inc.

Consolidated Balance Sheets

(Amounts in Thousands, Except Share and Par Value Amounts)

(Unaudited)

	March 31, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$40,228	$22,914
Accounts receivable	91	136
Prepaid expenses and other current assets	371	779

Total current assets	40,690	23,829
Property and equipment, net	205	194
Other assets	12	12

Total assets	$40,907	$24,035

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,132	$998
Accrued liabilities	3,234	3,056
Convertible senior notes	5,000	5,000
Deferred revenue	933	1,049

Total current liabilities	10,299	10,103
Long-term debt owed to related party	7,000	7,000
Warrant liability	71	378
Deferred revenue	1,565	1,679
Other liabilities	208	259

Total liabilities	19,143	19,419

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding at March 31, 2011 and December 31, 2010, respectively	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized at March 31, 2011 and December 31, 2010; 14,698,509 and 10,657,564 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	15	11
Additional paid-in capital	324,706	303,270
Accumulated deficit	(302,800)	(298,509)
Accumulated other comprehensive loss	(157)	(156)

Total stockholders’ equity	21,764	4,616

Total liabilities and stockholders’ equity	$40,907	$24,035

See accompanying notes to the consolidated financial statements.

Vermillion, Inc.

Consolidated Statement of Operations

(Amounts in Thousands, Except Share and Per Share Amounts)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Revenue:
Product	$317	$—
License	114	73

Total revenue	431	73
Cost of revenue:
Product	42	—

Total cost of revenue	42	—

Gross profit	389	73

Operating expenses:
Research and development(1)	1,218	748
Sales and marketing(2)	1,318	193
General and administrative(3)	2,300	2,136

Total operating expenses	4,836	3,077

Loss from operations	(4,447)	(3,004)

Interest income	16	6
Interest expense	(115)	(143)
Change in fair value and gain from exercise of warrants, net	307	(6)
Debt conversion costs	—	(141)
Reorganization items	(16)	(1,332)
Reorganization items - related party incentive plan	—	(6,932)
Other income (expense), net	(36)	(34)

Loss before income taxes	(4,291)	(11,586)
Income tax expense	—	—

Net loss	$(4,291)	$(11,586)

Net loss per share - basic and diluted	$(0.34)	$(1.14)

Weighted average common shares used to compute basic and diluted net loss per common share	12,541,975	10,131,758

Non-cash stock-based compensation expense included in operating expenses:
(1) Research and development	$206	$306
(2) Sales and marketing	43	7
(3) General and administrative	1,003	636

See accompanying notes to the consolidated financial statements.

Vermillion, Inc.

Consolidated Statements of Cash Flows

(Amounts in Thousands)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(4,291)	$(11,586)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in warrant value and gain from warrant exercise, net	(307)	6
Accrued incentive plan with related parties	—	7,485
Non-cash license revenue	(114)	(73)
Depreciation and amortization	15	46
Debt conversion costs	—	141
Stock-based compensation expense	1,252	396
Changes in operating assets and liabilities:
Accounts receivable	45	(24)
Prepaid expenses and other assets	408	149
Accounts payable, accrued liabilities and other liabilities	283	(1,059)
Deferred revenue	(116)	24
Reorganization Items	(22)	(1,218)

Net cash used in operating activities	(2,847)	(5,713)

Cash flows from investing activities:
Purchase of property and equipment	(26)	—

Net cash flows used in investing activities:	(26)	—

Cash flows from financing activities:
Principal payment of debtor-in-possession loan financing with related party	—	(400)
Principal payment of 4.50% convertible senior notes	—	(2,195)
Proceeds from sale of common stock, net of issuance costs	20,188	42,782
Issuance costs related to stock warrant exercises	—	(133)
Issuance costs related to conversion of convertible senior notes	—	(46)

Net cash provided by financing activities	20,188	40,008

Effect of exchange rate changes on cash and cash equivalents	(1)	(1)
Net increase in cash and cash equivalents	17,314	34,294
Cash and cash equivalents, beginning of period	22,914	3,440

Cash and cash equivalents, end of period	$40,228	$37,734

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$165	$1,108

Noncash investing and financing activities:
Principal reduction from conversion of senior convertible notes	$—	$(170)
Principal reduction from forgiveness of Quest Diagnostics secured line of credit	—	(3,000)
Issuance of common stock from warrant exercise	—	912
Issuance of common stock from conversion of principal and interest for senior convertible notes	—	504

See accompanying notes to the consolidated financial statements.

Vermillion, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1.	ORGANIZATION, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

Organization

Vermillion, Inc. (“Vermillion”; Vermillion and its wholly-owned subsidiaries are collectively referred to as “we” or the “Company”) is incorporated in the state of Delaware and is engaged in the business of developing and commercializing diagnostics tests in the fields of oncology, cardiology and women’s health. On March 9, 2010, we commercially launched the OVA1® ovarian tumor triage test (“OVA1”) and on September 20, 2010, OVA1 was CE marked, a requirement for marketing the test in the European Union. On April 2, 2011, the Company entered into Amendment No. 5 to the Strategic Alliance Agreement (“Amendment No. 5”) with Quest Diagnostics Incorporated (“Quest Diagnostics”) and Quest Diagnostic India Private Limited (“Quest Diagnostics India”). Pursuant to Amendment No. 5, Quest Diagnostics India will have the exclusive right to commercialize OVA1 in India for a certain period of time, as specified in the Strategic Alliance Agreement, as amended.

We have incurred significant net losses and negative cash flows from operations since inception. We currently generate revenue solely through sales and collaborations associated with OVA1. Our ability to achieve our business objectives is dependent upon, among other things, generating sufficient revenue in excess of costs or raising additional capital. We may seek to raise additional funding from various possible sources, including the public equity market, private financings, sales of assets, collaborative arrangements and debt.

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

The unaudited consolidated financial statements and related disclosures have been prepared with the presumption that users of the interim unaudited consolidated financial statements have read or have access to the audited consolidated financial statements for the preceding fiscal year. The consolidated balance sheet at December 31, 2010, has been derived from the audited consolidated financial statements at that date but does not include all the information and footnotes required by GAAP. Accordingly, these unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2010, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 25, 2011.

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

Significant Accounting and Reporting Policies

We have made no significant changes in our critical accounting policies and significant estimates from those disclosed in its Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the SEC on February 25, 2011.

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

Reorganization Items

Professional advisory fees and other costs directly associated with our reorganization are reported separately as reorganization items pursuant to ASC 852. Professional fees include legal fees undertaken as part of the reorganization process. The write-off of debt issuance costs and discounts related to debt generally represent one-time charges. Certain expenses incurred by non-debtors are paid by the Company and are reported as reorganization items. The reorganization items in the consolidated statement of operations for the three months ended March 31, 2011 and 2010 consisted of the following items:

	Three Months Ended March 31,
(in thousands)	2011	2010
Debtors reorganization items
Professional fees associated with bankruptcy proceedings	$16	$696
Related party incentive plan	—	6,932

Total debtors reorganization items	$16	$7,628

Non-Debtors reorganization items
Professional fees associated with bankruptcy proceedings	$—	$636

Total reorganization items	$16	$8,264

Plan of Reorganization

On January 7, 2010, the Bankruptcy Court issued a confirmation order approving our Plan of Reorganization. The Plan of Reorganization contemplated the reorganization of the Company and the discharge of all outstanding claims against and interests in the Company. Pursuant to the Plan of Reorganization, as confirmed, each holder of an allowed priority claim received cash in an amount equal to such allowed claim. The secured claim arising from the Quest Diagnostics Credit Agreement and the Patent Security Agreement (the “secured line of credit”) was reinstated and unimpaired. Holders of the outstanding 4.50% Notes received the payment of $2,195,000 of principal, the unpaid interest of $140,000 and 9,044 shares of common stock in exchange for their claims. $5,000,000 in principal of the outstanding 7.00% Notes was reinstated and is due September 2011. Holders of unpaid interest on previously converted 7.00% Notes received $362,000 in cash and 7,239 shares related to the unpaid interest of the 7.00% Notes. All holders of allowed general unsecured claims elected to receive cash and were entitled to be paid in full.

Subsequently on January 22, 2010, the confirmation order issued by the Bankruptcy Court for approving our Plan of Reorganization became final and all conditions precedent to January 22, 2010 were satisfied or waived. Accordingly, we emerged from bankruptcy under Chapter 11 and reinstated our common stock, par value $0.001. Although we have emerged from bankruptcy, the bankruptcy case will remain open until the following matters are resolved, which includes approval by the Bankruptcy Court:

•	Molecular Analytical Systems, Inc. Litigation (see Note 6);

•	Bio-Rad Laboratories, Inc. Matters (see Note 6);

•	$1,000,000 milestone under the Strategic Alliance Agreement with Quest Diagnostics (see Note 5); and

•	various pre-petition liability objections.

3.	RECENT ACCOUNTING PRONOUNCEMENTS

Recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on our present or future financial statements.

4.	FAIR VALUE MEASUREMENT AND MARKETABLE SECURITIES

The following is a summary of available-for-sale securities at March 31, 2011 and December 31, 2010:

(in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
March 31, 2011:
Money market funds	$39,351	$—	$—	$39,351

	$39,351	$—	$—	$39,351

December 31, 2010:
Money market funds	$22,649	$—	$—	$22,649

	$22,649	$—	$—	$22,649

As of March 31, 2011, financial assets measured and recognized at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy as described above was as follows:

		Fair Value Measurements at Reporting Date Using
(in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$39,351	$39,351	$—	$—

Total	$39,351	$39,351	$—	$—

At March 31, 2011 and December 31, 2010, the Company’s Level 1 financial assets were money market funds.

We measure certain common stock warrants at fair value on a recurring basis (see Note 9). We measure all other financial assets and liabilities at fair value on a nonrecurring basis. We recognize these financial assets and liabilities at fair value when they are deemed to be other-than-temporarily impaired.

5.	SECURED LINE OF CREDIT WITH QUEST DIAGNOSTICS INCORPORATED

On July 22, 2005, in connection with our Strategic Alliance Agreement with Quest Diagnostics, Quest Diagnostics provided us with a $10,000,000 secured line of credit, which was collateralized by certain of our intellectual property used only for payment of certain costs and expenses directly related to develop and commercialize up to three diagnostic tests from our product pipeline (the “Strategic Alliance”). Under the terms of this secured line of credit, the interest rate was prime rate plus 0.5%, payable monthly. Upon default on any principal or interest payment, the interest rate was to be increased to prime plus 2.0%. This secured line of credit also contains provisions for Quest Diagnostics to forgive portions of the amounts borrowed that correspond to our achievement of certain milestones related to development, regulatory approval and commercialization of certain diagnostic tests. The amounts to be forgiven and the corresponding milestones we must achieve are:

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

We achieved the milestone for FDA clearance of the first diagnostic test kit when OVA1 was approved by the FDA in September 2009. While we were under Chapter 11 bankruptcy protection, we had not paid accrued interest on the secured line of credit and were therefore in default. In January 2010, we emerged from bankruptcy and cured the default upon payment of accrued interest, and as a result of the cure, the principal on the secured line of credit was reduced by $3,000,000 to $7,000,000. The outstanding principal balance of this secured line of credit was $7,000,000 at March 31, 2011 and December 31, 2010. We are in discussions with Quest Diagnostics regarding the achievement of an additional $1,000,000 forgiveness milestone related to OVA1 under the terms of the Strategic Alliance Agreement.

6.	COMMITMENTS AND CONTINGENCIES

Under the terms of a research collaboration agreement with The Johns Hopkins University School of Medicine (“JHU”), we were required to pay JHU $600,000, $618,000 and $637,000 for the years ending December 31, 2008, 2009 and 2010, respectively. In June 2010, the research collaboration agreement was amended by extending the term and reducing the payments to $300,000 for 2010, $400,000 for 2011, $400,000 for 2012 and $100,000 for 2013. In conjunction with the amendment, JHU forgave the previously outstanding amounts we owed of $623,000, which we recognize as a reduction to research and development expenses straight line over the term of the amended agreement. Collaboration costs under the JHU collaboration were $55,000 and $159,000 for the three months ended March 31, 2011 and 2010, respectively. Collaboration costs under the JHU collaboration are included in research and development expenses. In addition, under the terms of the amended research collaboration agreement, we are required to pay the greater of 4% royalties on net sales of diagnostic tests using the assigned patents or annual minimum royalties of $50,000.

In June 2010, we entered into noncancelable facility leases for facilities located in Austin, Texas through May 2012 and Mountain View, California through August 2012. The combined annual base rent for these facilities is $129,000 per year, prorated for partial years. In July 2010, we relocated our corporate headquarters from Fremont, California to Austin, Texas. The Fremont, California lease expired in August 2010.

Contingent Liabilities

Molecular Analytical Systems, Inc. Litigation

On July 9, 2007, Molecular Analytical Systems (“MAS”) filed a lawsuit in the Superior Court of California for the County of Santa Clara naming Vermillion and Bio-Rad as defendants (the “State Court lawsuit”). Under the State Court lawsuit, MAS sought an unspecified amount of damages and alleged, among other things, that we are in breach of a license agreement with MAS relating to our SELDI technology as a result of our entry into a sublicense agreement with Bio-Rad. We filed a petition to compel arbitration, which was denied in the trial court. We then filed our general denial and affirmative defenses on April 1, 2008. The Company and Bio-Rad thereafter appealed the denial of the motion to compel arbitration, which appeal had the effect of staying the State Court lawsuit, which stay was further extended in both the state trial and appellate courts when we filed a Voluntary Petition for Relief under Chapter 11 in the Bankruptcy Court on March 30, 2009. MAS filed a proof of claim on July 15, 2009, in connection with our Chapter 11 bankruptcy proceedings. The proof of claim mirrored the MAS lawsuit and asserted that we breached the Exclusive License Agreement by transferring certain technologies to Bio-Rad without obtaining MAS’s consent. MAS listed the value of its claim as in excess of $5,000,000. On December 28, 2009, we objected to MAS’s Proof of Claim in the Bankruptcy Court. On January 7, 2010, the Bankruptcy Court confirmed our Plan of Reorganization. Per the Court’s order confirming the Plan, our bankruptcy case will be closed when, along with other requirements, a final, non-appealable judgment is entered on MAS’s claims. After the Plan of Reorganization was confirmed, MAS filed a motion with the Bankruptcy Court asking it to abstain from hearing its proof of claim and asked the Bankruptcy Court to grant relief from the automatic stay so that MAS could proceed with the State Court lawsuit in California. Over our objection, the Bankruptcy Court granted that motion on March 15, 2010. Thereafter, the California Court of Appeal set oral argument on our appeal of the trial court order denying our motion to compel arbitration for June 17, 2010. The California Court of Appeals overturned the Superior Court’s decision in an opinion dated July 9, 2010, and ordered that the dispute be arbitrated before the Judicial

Arbitration and Mediation Service (“JAMS”). MAS filed its demand for arbitration on September 15, 2010. The demand did not include any additional detail regarding MAS’s claims, and submitted the same complaint for unspecified damages that MAS filed in the Superior Court in 2007. The parties have exchanged initial disclosures in the arbitration, and the Arbitrator has set September 21, 2011 as the date on which a hearing will commence on MAS’s claims. Management cannot predict the ultimate outcome of this matter at this time.

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

In connection with the Instrument Business Sale, we also entered into a manufacture and supply agreement with Bio-Rad on November 13, 2006, whereby we agreed to purchase ProteinChip Systems and ProteinChip Arrays (collectively, the “Research Tools Products”) from Bio-Rad. Under the terms of the manufacture and supply agreement, we agreed to provide Bio-Rad quarterly, non-binding, twelve-month rolling forecasts setting forth our anticipated needs for Research Tools Products over the forecast period. We were permitted to provide revised forecasts as necessary to reflect changes in demand for the products, and Bio-Rad was required to use commercially reasonable efforts to supply amounts in excess of the applicable forecast. Either party was permitted to terminate the agreement for convenience upon 180 days’ prior written notice, or upon default if the other party failed to cure such default within 30 days after notice thereof. In a letter from us to Bio-Rad dated May 2, 2008, we exercised our right to terminate the November 13, 2006 manufacture and supply agreement for convenience upon 180 days’ written notice. Consequently, termination of the agreement became effective on October 29, 2008. In October 2009, Bio-Rad filed a proof of claim in our bankruptcy case based on certain contract claims for approximately $1,000,000. We are attempting to resolve the contract claims and have accrued for this contingency at March 31, 2011 and December 31, 2010. Management cannot predict the ultimate outcome of this matter at this time.

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

7.	COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss as of March 31, 2011 and December 31, 2010 were as follows:

(in thousands)	March 31, 2011	December 31, 2010
Cumulative translation adjustment	$(157)	$(156)

	$(157)	$(156)

Comprehensive loss for the three months ended March 31, 2011 and 2010 was as follows:

	Three months ended March 31,
(in thousands)	2011	2010
Net loss	$(4,291)	$(11,586)
Foreign currency translation adjustment	(1)	(1)

Comprehensive loss	$(4,292)	$(11,587)

8.	EMPLOYEE BENEFITS PLANS

2010 Stock Option Plan

On February 8, 2010, our Board of Directors approved the Vermillion, Inc. 2010 Stock Incentive Plan (the “2010 Plan”). On December 3, 2010, the 2010 Plan was approved by our stockholders. The 2010 Plan is administered by the Compensation Committee of the Board. The Company’s employees, directors, and consultants are eligible to receive awards under the 2010 Plan. The 2010 Plan permits the granting of a variety of awards, including stock options, share appreciation rights, restricted shares, restricted share units, unrestricted shares, deferred share units, performance and cash-settled awards, and dividend equivalent rights. The 2010 Plan provides for issuance of up to 1,322,983 shares of common stock, par value $0.001 per share under the 2010 Plan, subject to adjustment as provided in the 2010 Plan.

Stock-Based Compensation

Employee Stock-based Compensation Expense

During the three months ended March 31, 2011, we granted 177,000 restricted share units to our executive officers having a fair value of $724,000. All such restricted stock vests on a quarterly basis over a three year period beginning in March 2011.

During the three months ended March 31, 2011, we granted 87,800 restricted share units to our Board of Directors having a fair value of $347,000 as compensation for their services during 2011. This restricted stock vests 50% on June 1, 2011 and 25% each on September 1, 2011 and December 1, 2011.

We granted stock options to purchase up to 30,430 and 106,000 shares of common stock with an average exercise price of $4.13 and $28.65 during the three months ended March 31, 2011 and 2010, respectively. The fair value of the stock options granted was valued on the date of grant using the Black-Scholes valuation model using the following average assumptions:

	Three Months Ended March 31,
	2011	2010
Dividend yield	0%	0%
Volatility	79%	82%
Risk-free interest rate	2.18%	2.69%
Expected lives (years)	5.66	5.62
Weighted average fair value at grant date	$2.79	$19.89

The allocation of employee stock-based compensation expense by functional area for the three months ended March 31, 2011 and 2010, respectively, was as follows:

	Three Months Ended March 31,
(in thousands)	2011	2010
Research and development	$206	$268
Sales and marketing	43	2
General and administrative	1,003	609

	$1,252	$879

Non-employee Stock-based Compensation Expense

We recognize stock-based compensation expense related to stock options granted to non-employees as the stock options are earned. As part of the bankruptcy case, certain former employees were converted into consultants whereby their existing stock options continued to vest, under the original terms of their stock option grants, as they provided consulting services to the Company. We amortize the values attributable to these options over the service period. The unvested portion of these options was re-measured at each vesting date. We believe that the fair value of the stock options is more reliably measurable than the fair value of the services received. There were no such options remaining outstanding at March 31, 2011. The fair value of the stock options granted were revalued using the Black-Scholes valuation model as prescribed by ASC 505, “Equity,” using the following average assumptions:

Three Months Ended March 31, 2010
Dividend yield	0%
Volatility	82%
Risk-free interest rate	3.33%
Expected lives (years)	7.80
Weighted average fair value at grant date	$22.86

The stock-based compensation expense will fluctuate as the fair market value of the common stock fluctuates. There was no stock-based compensation expense for non-employees during the three months ended March 31, 2011. In connection with stock options relating to non-employees, we recorded non-employee stock-based compensation allocated by functional area for the three months ended March 31, 2010 as follows:

(in thousands)	Three Months Ended March 31, 2010
Research and development	$38
Sales and marketing	5
General and administrative	26

$69

9.	COMMON STOCK

February 2011 Follow-on Public Offering

On February 18, 2011, we completed a sale of 4,000,000 shares of our common stock in an underwritten follow-on public offering at a price of $5.45 per share for $21,800,000 in gross proceeds. Net proceeds of the offering were approximately $20,200,000 after deducting underwriting discounts and expected offering expenses. Roth Capital Partners acted as the sole manager of the offering.

Common Stock Warrants

At March 31, 2011 and December 31, 2010, the Company had warrants outstanding to purchase 195,012 shares of common stock that are subject to fair value measurement on a recurring basis. These warrants expire in August 2012. The fair value of these common stock warrants on March 31, 2011 was determined using a Black-Scholes valuation model with the following Level 3 inputs:

March 31, 2011
Dividend yield	0%
Volatility	58%
Risk-free interest rate	0.51%
Expected lives (years)	1.42
Fair value	$0.37

For the three months ended March 31, 2011, income relating to changes in fair value of the common stock warrant liabilities totaled $307,000. For the three months ended March 31, 2010, expense relating to changes in fair value of the common stock warrant liabilities totaled $128,000. No warrants were exercised during the three months ended March 31, 2011. As a result of warrant exercises, we recognized total gains of $122,000 for the three months ended March 31, 2010. The following table is a reconciliation of the warrant liability measured at fair value using Level 3 inputs for the three months ended March 31, 2011 and 2010:

	Three months ended March 31,
(in thousands)	2011	2010
Balance at beginning of period	$378	$5,659
Change in fair value of common stock warrants	(307)	128
Issuance of common stock from warrant exercise	—	(903)

Balance at end of period	$71	$4,884

The following table sets forth the Company’s financial liabilities, related to common stock warrants issued in the August 29, 2007 private placement, subject to fair value measurements as of March 31, 2011:

		Fair Value Measurements at Reporting Date Using
(in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Common stock warrants	$71	$—	$—	$71

10.	LOSS PER SHARE

We calculate basic loss per share using the weighted average number of common shares outstanding during the period. Because we are in a net loss position, diluted loss per share is calculated using the weighted average number of common shares outstanding and excludes the effects of 1,846,466 and 1,479,074 potential common shares as of March 31, 2011 and 2010, respectively, that are antidilutive. Potential common shares include common shares issuable upon conversion of all convertible senior notes, incremental shares of common stock issuable upon the exercise of outstanding stock options, common stock warrants and restricted stock awards.

11.	RELATED PARTY TRANSACTIONS

Consulting Agreement

On March 26, 2009, we entered into a consulting agreement with our former Chief Executive Officer and current Director. For the three months ended March 31, 2010, we incurred $24,000 in general and administrative expenses under the consultant arrangement. On February 1, 2010, this consulting agreement was terminated when we re-hired our Chief Executive Officer.

On September 14, 2009, we entered into a consulting agreement with our former Vice President and Chief Science Officer. For the three months ended March 31, 2010, we incurred $14,272 in research and development expenses under the consulting arrangement. On February 1, 2010, this consulting agreement was terminated when we re-hired our Senior Vice President and Chief Science Officer.

Quest Diagnostics

Quest Diagnostics is a significant stockholder and also the holder of our Secured Line of Credit (see Note 5). Accounts receivable from Quest Diagnostics under the Strategic Alliance Agreement totaled $77,000 and $121,000 at March 31, 2011 and December 31, 2010, respectively.

Debtor’s Incentive Plan

In connection with the Bankruptcy Filing, on April 21, 2009, the Company filed the Debtor’s Motion for Entry of an Order Approving the Debtor’s Incentive Plan (the “Incentive Plan”) and Authorizing Payments thereunder pursuant to §§ 363(b) and 503(b) of the Bankruptcy Code (the “Incentive Plan Motion”) which sought to provide proper incentives to the Directors (Gail Page, John Hamilton and James Burns, collectively, the “Directors”) to help achieve a successful restructuring of the Company. Under the final terms of the Incentive Plan, the Company was directed to distribute an aggregate of $5,000,000 in cash and 302,541 shares of restricted stock having a fair value of $6,626,000 in Incentive Plan Payments to the Directors. All such restricted stock is to be distributed, with 1/24th of it to vest on each monthly anniversary of the vesting commencement date, June 22, 2009. The liability was accounted for upon the occurrence of the qualified transaction on January 7, 2010 when the Bankruptcy Court issued a confirmation order approving the Company’s Reorganization Plan. Accordingly, the Company recorded a charge of $828,000 and $7,485,000 for the three months ended March 31, 2011 and 2010, respectively, and will record additional charges totaling $829,000 through June 2011 as the underlying restricted stock vests. The $828,000 expense for the three months ended March 31, 2011 was recorded in general and administrative expenses. The $7,485,000 charge for the three months ended March 31, 2010 was recorded as $6,932,000 reorganization items-related party incentive plan and the balance of $553,000 to general and administrative expense. As of March 31, 2011, the Company had distributed 264,724 shares of common stock to the Directors under the Incentive Plan.

12.	SUBSEQUENT EVENTS

On April 2, 2011, the Company entered into Amendment No. 5 with Quest Diagnostics and Quest Diagnostics India. Pursuant to Amendment No. 5, Quest Diagnostics India will have the exclusive right to commercialize OVA1 in India for a certain period of time, as specified in the Strategic Alliance Agreement, as amended. The Amendment also establishes amounts due to Vermillion related to the performance of OVA1 in India. A copy of Amendment No.5 is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q. Due to the confidential nature of the Amendment, confidential treatment has been requested from the SEC for certain portions of the Amendment.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

The Company has made statements in this Quarterly Report on Form 10-Q that are deemed forward-looking statements for purposes of the safe harbor provisions under the Private Securities Litigation Reform Act of 1995. The Company claims the protection of such safe harbor, and disclaims any intent or obligation to update any forward-looking statement. You can identify these statements by forward-looking words such as “may”, “will”, “expect”, “intend”, “anticipate”, “believe”, “estimate”, “plan”, “could”, “should” and “continue” or similar words. These forward-looking statements may also use different phrases. The Company has based these forward-looking statements on management’s (“we”, “us” or “our”) current expectations and projections about future events. Examples of forward-looking statements include the following statements:

•	projections of our future revenue, results of operations and financial condition;

•	anticipated efficacy of our products, product development activities and product innovations;

•	competition and consolidation in the markets in which we compete;

•	existing and future collaborations and partnerships;

•	the utility of biomarker discoveries;

•	our belief that biomarker discoveries may have diagnostic and/or therapeutic utility;

•	our plans to develop and commercialize diagnostic tests through our strategic alliance with Quest Diagnostics;

•	our ability to comply with applicable government regulations;

•	our ability to expand and protect our intellectual property portfolio;

•	anticipated future losses;

•	expected levels of expenditures;

•	expected market adoption of our diagnostic tests, including OVA1;

•	our ability to obtain reimbursement for our diagnostic tests, including OVA1;

•	forgiveness of the outstanding principal amounts of the secured line of credit by Quest Diagnostics;

•	accounting treatment of revenue from our agreement with Quest Diagnostics;

•	the period of time for which our existing financial resources, debt facilities and interest income will be sufficient to enable us to maintain current and planned operations; and

•	market risk of our investments.

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

Overview

We are dedicated to the development and commercialization of novel high-value diagnostic tests that help physicians diagnose, treat and improve outcomes for patients. Our tests are intended to help guide decisions regarding patient treatment, which may include decisions to refer patients to specialists, to perform additional testing, or to assist in the selection of therapy. A distinctive feature of our approach is to combine multiple markers into a single, reportable index score that has higher diagnostic accuracy than its constituents have.

Management (“we”, “us” or “our”) concentrates its development of novel diagnostic tests in the fields of oncology, cardiology and women’s health, with the initial focus on ovarian cancer. We also intend to address clinical questions related to early disease detection, treatment response, monitoring of disease progression, prognosis and others through collaborations with leading academic and research institutions and through our strategic alliance agreement with Quest Diagnostics.

On March 30, 2009, we filed for relief under the Chapter 11 of the Bankruptcy Code. We emerged from bankruptcy protection on January 22, 2010, pursuant to the terms of a January 5, 2010 order entered by the Bankruptcy court approving our Second Amended Plan of Reorganization under Chapter 11.

Our lead product, OVA1, was cleared by the FDA on September 11, 2009. OVA1 addresses a clear unmet clinical need, namely the pre-surgical identification of women who are at high risk of having a malignant ovarian tumor. Numerous studies have documented the benefit of referral of these women to gynecologic oncologists for their initial surgery. Prior to the clearance of OVA1, no blood test had been cleared by the FDA for physicians to use in the pre-surgical management of ovarian adnexal masses. OVA1 is a qualitative serum test that utilizes five well-established biomarkers and proprietary FDA-cleared software to determine the likelihood of malignancy in women over age 18 with a pelvic mass for whom surgery is planned. OVA1 was developed through large pre-clinical studies in collaboration with numerous academic medical centers encompassing over 2,500 clinical samples. OVA1 was fully validated in a prospective multi-center clinical trial encompassing 27 sites reflective of the diverse nature of the clinical centers at which ovarian adnexal masses are evaluated. The results of the clinical trial demonstrated that among non-gynecologic oncologists, OVA1, in conjunction with clinical evaluation, was able to identify 91.7% of the malignant ovarian tumors and to rule out malignancy (negative predictive value, NPV) with 93.2% certainty. Data were presented at the 2010 International Gynecologic Cancer Society Meeting demonstrating the high sensitivity of OVA1 for epithelial ovarian cancers; overall OVA1 detected 95/96 epithelial ovarian cancer cases for a sensitivity of 99.0%, including 40/41 stage I and stage II epithelial ovarian cancers, for an overall sensitivity of 97.6% for early stage epithelial ovarian cancers, as compared to 65.9% for CA125 using the ACOG cutoffs. The improvement in sensitivity was even greater among premenopausal women; for OVA1, sensitivity for early stage epithelial ovarian cancer was 92.9% and for CA125, sensitivity was 35.7%. Overall, OVA1 detected 76% of malignancies missed by CA125, including all advanced stage malignancies. OVA1 is not indicated for use as a screening or stand-alone diagnostic assay.

In addition to OVA1, we have development programs in other clinical aspects of ovarian cancer as well as in peripheral arterial disease (“PAD”). In the field of PAD, we have identified candidate biomarkers that may help to identify individuals at high risk for a decreased ankle-brachial index score, which is indicative of the likely presence of PAD. We have initiated an intended-use study to establish and validate a multi-marker algorithm for the assessment of individuals at risk for PAD.

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

OVA1 is currently being offered by Quest Diagnostics. On March 11, 2010, the Medicare contractor Highmark Medicare Services announced that it would cover OVA1 in its reimbursement program. Under the terms of our Strategic Alliance Agreement with Quest Diagnostics, as amended, Quest Diagnostics is required to pay us a fixed payment of $50 per OVA1 performed, as well as 33% of its “gross margin” from revenue from performing OVA1, as that term is defined in the Strategic Alliance Agreement as amended. Quest Diagnostics is the exclusive clinical laboratory provider of OVA1 in its exclusive territory, which includes the US, Mexico, the United Kingdom and India through September 11, 2014. OVA1 was CE marked in September 2010, a requirement for marketing the test in the European Union. Quest Diagnostics has the right to extend the exclusivity period for an additional year beyond September 11, 2014 on the same terms and conditions.

As of the date of this filing, patient coverage for OVA1 has been expanded with the addition of Blue Cross Blue Shield (“BCBS”) of Delaware, Horizon BCBS of New Jersey, Highmark BCBS of Pennsylvania and West Virginia, Independence Blue Cross, and Capital Blue Cross, both in Pennsylvania. In addition, BCBS of Tennessee recently issued a favorable coverage policy for OVA1, which will become effective this month. In all, 17 independent BCBS plans, representing approximately 33.5 million lives, are covering OVA1. Including Medicare and other regional plans, we believe total coverage for OVA1 is now approximately 80 million lives.

On January 11, 2011, we were issued patent number 7,867,719 entitled “Beta-2 microglobulin as a biomarker for peripheral artery disease” by the United States Patent and Trademark Office (“USPTO”). The patent claims are directed to Beta-2 microglobulin and biomarker combinations that include Beta-2 microglobulin for the diagnosis and management of peripheral artery disease and to the measurement of the biomarkers by a variety of methods, including mass spectrometry and immunoassay.

On February 2, 2011, we announced that the USPTO has issued to us a notice of allowance for a patent entitled “Biomarkers for breast cancer”. The patent claims are directed to biomarker combinations for the diagnosis and management of breast cancer and to the measurement of the biomarkers by mass spectrometry.

On February 3, 2011, we received payment for an award of two grants, approved in November 2010, for the aggregate sum of $489,000 under the Internal Revenue Service Qualifying Therapeutic Discovery Projects Grant Program for our OVA2 and PAD programs. The grant relates to 2010 expenditures and was awarded to therapeutic or diagnostic discovery projects that show a reasonable potential to result in new therapies or diagnostic tests that address areas of unmet medical need or that prevent, detect or treat chronic or acute diseases and conditions. These grants were included in other income for the year ended December 31, 2010 and were recorded as other current assets at December 31, 2010.

On February 18, 2011, we completed a sale of 4,000,000 shares of our common stock in an underwritten public offering at a price of $5.45 per share for $21,800,000 in gross proceeds. Net proceeds of the offering were approximately $20,200,000 after deducting underwriting discounts and expected offering expenses. Roth Capital Partners acted as the sole manager of the offering.

On March 8, 2011, positive preliminary data from our collaboration with Johns Hopkins University School of Medicine to identify biomarkers that improve on the specificity of CA125 for the identification of malignant ovarian tumors were presented at the 42nd Annual Meeting on Women’s Cancer of the Society of Gynecologic Oncologists, March 6-9, 2011 in Orlando, Florida.

On March 14, 2011, we announced the inclusion of OVA1 as part of the recently published ACOG/SGO committee opinion. In the March edition of Obstetrics and Gynecology, the American College of Obstetricians and Gynecologists (“ACOG”) and Society of Gynecologic Oncologists (“SGO”) published an update committee opinion on the role of the obstetrician-gynecologist in the early detection of epithelial ovarian cancer. This updates the original opinion, which was published in 2002.

On April 4, 2011, we announced the signing of an agreement with Quest Diagnostics to make OVA1 available in India. The companies are targeting a launch in the second quarter of 2011. Additionally, at the International Gynecologic Cancer Society (“IGCS”) regional meeting held in New Delhi from April 2-3, 2011, Dr. Fred Ueland presented data demonstrating the high sensitivity for ovarian malignancy of OVA1 combined with ultrasound.

Critical Accounting Policies and Significant Estimates

We have made no significant changes in our critical accounting policies and significant estimates from those disclosed in its Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the SEC on February 25, 2011.

Recent Accounting Pronouncements

Recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on our present or future financial statements.

Results of Operations - Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

The selected summary financial and operating data of Vermillion for the three months ended March 31, 2011 and 2010, were as follows:

	Three Months Ended March 31,		Increase (Decrease)
(dollars in thousands)	2011	2010	Amount	%
Revenue:
Product	$317	$—	$317	—
License	114	73	41	56

Total revenue	431	73	358	490
Cost of revenue:
Product	42	—	42	—

Total cost of revenue	42	—	42	—

Gross profit	389	73	316	433
Operating expenses:
Research and development	1,218	748	470	63
Sales and marketing	1,318	193	1,125	583
General and administrative	2,300	2,136	164	8

Total operating expenses	4,836	3,077	1,759	57
Loss from operations	(4,447)	(3,004)	(1,443)	48
Interest income	16	6	10	167
Interest expense	(115)	(143)	28	(20)
Change in fair value and gain from exercise of warrants, net	307	(6)	313	(5,217)
Debt conversion costs	—	(141)	141	—
Reorganization items	(16)	(1,332)	1,316	(99)
Reorganization items – related party incentive plan	—	(6,932)	6,932	—
Other income (expense), net	(36)	(34)	(2)	6

Loss before income taxes	(4,291)	(11,586)	7,295	(63)
Income tax benefit (expense)	—	—	—	—

Net loss	$(4,291)	$(11,586)	$7,295	(63)

Product Revenue. Product revenue was $317,000 for the three months ended March 31, 2011. We recognized product revenue for the three months ended March 31, 2011 for sale of OVA1 through Quest Diagnostics. We launched OVA1 on March 9, 2010 and thus there was no product revenue for the comparable period in 2010. Quest Diagnostics performed approximately 3,080 OVA1 tests during the three months ended March 31, 2011. Product revenue for the three months ended March 31, 2011 included approximately $160,000 of deferred revenue recognized upon meeting the criteria for revenue recognition.

License Revenue. License revenue was $114,000 for the three months ended March 31, 2011 compared to $73,000 for the same period in 2010. Under the terms of our secured line of credit with Quest Diagnostics, $3,000,000 principal was forgiven upon the achievement of FDA approval for OVA1. This amount is recognized as license revenue straight-lined over the period of sales exclusivity Quest Diagnostics received beginning on OVA1’s commercialization date of March 9, 2010.

Product Cost of Sales. Cost of product revenue includes royalties on net sales paid to JHU, as well as sample acquisition and lot qualification costs related to the testing of reagent lots for the assays included in OVA1 to ensure they meet the specifications required for inclusion. Product cost of sales was $42,000 for the three months ended March 31, 2011. There was no product cost of sales for the same period in 2010.

Research and Development Expenses. Research and development expenses represent costs incurred to develop our technology and carry out clinical studies, and include personnel-related expenses, regulatory costs, reagents and supplies used in research and development laboratory work, infrastructure expenses, including allocated facility occupancy and information technology costs, contract services and other outside costs. Research and development expenses also include costs related to activities performed under contracts with our collaborators and strategic partners. Research and development expenses increased by $470,000, or 63% for the three months ended March 31, 2011 compared to the same period in 2010. This increase was due primarily to a $569,000 increase in clinical trial and collaboration costs for the ongoing development of our ovarian cancer program and our PAD blood test, VASCLIR™. This increase was partially offset by a $100,000 decrease in stock-based compensation. We expect research and development expense to increase in future periods as we continue to invest in our product pipeline, including potential FDA registration clinical trials for our VASCLIR and OVA2 products.

Sales and Marketing Expenses. Our sales and marketing expenses consist primarily of personnel-related expenses, education and promotional expenses, and infrastructure expenses, including allocated facility occupancy and information technology costs. These expenses include the costs of educating physicians, laboratory personnel and other healthcare professionals regarding OVA1. Sales and marketing expenses also include the costs of sponsoring continuing medical education, medical meeting participation and dissemination of scientific and health economic publications. Our personnel-related expenses include the cost of our Territory Managers, the subject matter experts responsible for market development and the coordination of interactions with the Quest Diagnostics’ sales team. Sales and marketing expenses increased by $1,125,000 or 583% for the three months ended March 31, 2011 compared to the same period in 2010. The increase was primarily due to an $860,000 increase in personnel and personnel-related expenses, reflecting 15 sales and marketing related personnel at March 31, 2011 compared to three sales and marketing related personnel at March 31, 2010. Trade show, advertising and marketing expenses increased $143,000 related to the continuing cost of OVA1 promotion and education. We expect sales and marketing expenses to increase in future periods due to our continued efforts to establish adoption of, and reimbursement for, OVA1.

General and Administrative Expenses. General and administrative expenses consist primarily of personnel-related expenses, professional fees and other costs, including legal, finance and accounting expenses and other infrastructure expenses, including allocated facility occupancy and information technology costs. General and administrative expenses increased by $164,000 or 8% for the three months ended March 31, 2011 compared to the same period in 2010. General and administrative expenses for the three months ended March 31, 2011 included an increase in personnel expenses of $211,000 and stock-based compensation of $368,000 compared to the three months ended March 31, 2010. The increases were partially offset by decreases in legal fees of $197,000 and audit and tax fees of $159,000 for the three months ended March 31, 2011 compared to the three months ended March 31, 2010. The Company also incurred $828,000 for the value of the vested portions of restricted stock under the Incentive Plan during the three months ended March 31, 2011 compared to $553,000 in the same period in the prior year. Stock-based compensation expense included in general and administrative expenses was $1,003,000 and $636,000 for the three months ended March 31, 2011 and 2010, respectively, including the Incentive Plan costs.

Interest Income. Interest income increased by $10,000 for the three months ended March 31, 2011, compared to the same period in 2010.

Interest Expense. Interest expense decreased by $28,000, or 20%, for the three months ended March 31, 2011 compared to the same period in 2010. Interest expense in both periods consisted largely of interest related to our convertible senior notes and related party long-term debt. The lower interest expense in 2011 was largely due to lower average debt outstanding during the three months ended March 31, 2011 in comparison to the same period in 2010. In January 2010, $3,000,000 was forgiven by Quest Diagnostics related to the achievement of FDA approval for OVA1. Total debt outstanding at March 31, 2011 and 2010 was $12,000,000.

Change in fair value and gain from exercise of warrants, net. The change in fair value and gain from exercise of warrants of $307,000 for the three months ended March 31, 2011 was primarily due to the change in the Company’s stock price during the three months ended March 31, 2011.

Reorganization Items. Reorganization items for the three months ended March 31, 2011 were $16,000 compared to $1,332,000 for the same period in 2010. Reorganization items include professional advisory fees and other costs directly associated with the Company’s Chapter 11 bankruptcy activities. The activities were largely completed during 2010 resulting in lower expenses during the three months ended March 31, 2011.

Liquidity and Capital Resources

The Company has experienced significant cumulative operating losses since inception and, as of March 31, 2011, had an accumulated deficit of $302,800,000.

On March 9, 2010, we commercially launched OVA1. We will continue to expend substantial resources in the selling and marketing of OVA1, researching and developing additional diagnostic tests, obtaining FDA clearance, and commercializing those products. We will continue to be in an accumulated deficit position unless sufficient revenues can be generated to offset expenses. On February 18, 2011, we completed an underwritten follow-on public offering of our common stock for $21,800,000 in gross proceeds. Net proceeds of the offering were approximately $20,200,000 after deducting underwriting discounts and expected offering expenses. We believe that our existing cash and cash equivalents will be sufficient to meet our cash requirements for at least the next twelve months.

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

Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Additional funding may not be available when needed or on terms acceptable to us. If we are unable to obtain additional capital, we may be required to delay, reduce the scope of or eliminate our sales and marketing and/or research and development activities or not be able to pay our existing debt. The Company’s future liquidity and capital requirements will depend upon many factors, including, among others:

•	resources devoted to establish sales, marketing and distribution capabilities;

•	the rate of product adoption by physicians and patients;

•	our decisions to acquire or invest in other products, technologies and businesses;

•	the market price of our common stock as it affects the exercise of stock options and the conversion terms of our convertible debt; and

•	the insurance payer community’s acceptance of and reimbursement for OVA1.

Cash and cash equivalents as of March 31, 2011 and December 31, 2010, were $40,228,000 and $22,914,000, respectively. Working capital was $30,391,000 and $13,726,000 at March 31, 2011 and December 31, 2010, respectively.

Net cash used in operating activities was $2,847,000 for the three months ended March 31, 2011, resulting primarily from the $4,291,000 net loss incurred as adjusted for a change in fair value of warrants and warrant exercises of $307,000 and non-cash license revenues of $114,000, partially offset by $1,252,000 stock-based compensation expense. Net cash used in operating activities also included $598,000 of cash provided by changes in operating assets and liabilities mainly driven by the receipt of $489,000 under the Internal Revenue Service Qualifying Therapeutic Discovery Projects Grant Program for our OVA2 and PAD programs.

Net cash used in operating activities was $5,713,000 for the three months ended March 31, 2010, primarily as a result of the $11,586,000 net loss incurred reduced by $516,000 of non-cash expenses that included stock-based compensation expense of $396,000. Net cash used in operating activities was also offset by $5,357,000 of cash provided by changes in operating assets and liabilities primarily as a result of the $7,485,000 accrued Incentive Plan with related parties.

Net cash used in investing activities was $26,000 for the three months ended March 31, 2011, due to the purchase of property and equipment. Net cash was neither used in nor provided by investing activities for the three months ended March 31, 2010.

Net cash provided by financing activities was $20,188,000 for the three months ended March 31, 2011, which resulted from net proceeds in connection with our February 2011 follow-on public offering.

Net cash provided by financing activities was $40,008,000 for the three months ended March 31, 2010, which resulted primarily from net proceeds of $42,782,000 in connection with our January 2010 private placement, partially offset by $2,195,000 in repayments of the 4.50% Notes and $400,000 of the debtor-in-possession financing with Quest Diagnostics.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our cash investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the investments may be subject to market and default risk. To minimize this risk, we maintain our portfolio of cash equivalents with several banking institutions. We have no holdings of derivative financial or commodity instruments. As of March 31, 2011, our investments consisted of money market accounts and checking funds with variable market rates of interest. We believe our credit risk is immaterial.

Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future interest income. A 10% appreciation or depreciation in overall interest rates would not have had a material impact on our interest income.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

Our senior management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15e and 15d-15e under the Exchange Act) designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of our disclosure controls and procedures as defined under the Exchange Act as of March 31, 2011. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2011, our disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15(d)-15(e) under the Exchange Act, were effective.

Changes in internal controls over financial reporting.

There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On July 9, 2007, Molecular Analytical Systems (“MAS”) filed a lawsuit in the Superior Court of California for the County of Santa Clara naming Vermillion and Bio-Rad as defendants (the “State Court lawsuit”). Under the State Court lawsuit, MAS sought an unspecified amount of damages and alleged, among other things, that we are in breach of a license agreement with MAS relating to our SELDI technology as a result of our entry into a sublicense agreement with Bio-Rad. We filed a petition to compel arbitration, which was denied in the trial court. We then filed our general denial and affirmative defenses on April 1, 2008. The Company and Bio-Rad thereafter appealed the denial of the motion to compel arbitration, which appeal had the effect of staying the State Court lawsuit, which stay was further extended in both the state trial and appellate courts when we filed a Voluntary Petition for Relief under Chapter 11 in the Bankruptcy Court on March 30, 2009. MAS filed a proof of claim on July 15, 2009, in connection with our Chapter 11 bankruptcy proceedings. The proof of claim mirrored the MAS lawsuit and asserted that we breached the Exclusive License Agreement by transferring certain technologies to Bio-Rad without obtaining MAS’s consent. MAS listed the value of its claim as in excess of $5,000,000. On December 28, 2009, we objected to MAS’s Proof of Claim in the Bankruptcy Court. On January 7, 2010, the Bankruptcy Court confirmed our Plan of Reorganization. Per the Court’s order confirming the Plan, our bankruptcy case will be closed when, along with other requirements, a final, non-appealable judgment is entered on MAS’s claims. After the Plan of Reorganization was confirmed, MAS filed a motion with the Bankruptcy Court asking it to abstain from hearing its proof of claim and asked the Bankruptcy Court to grant relief from the automatic stay so that MAS could proceed with the State Court lawsuit in California. Over our objection, the Bankruptcy Court granted that motion on March 15, 2010. Thereafter, the California Court of Appeal set oral argument on our appeal of the trial court order denying our motion to compel arbitration for June 17, 2010. The California Court of Appeals overturned the Superior Court’s decision in an opinion dated July 9, 2010, and ordered that the dispute be arbitrated before JAMS. MAS filed its demand for arbitration on September 15, 2010. The demand did not include any additional detail regarding MAS’s claims, and submitted the same complaint for unspecified damages that MAS filed in the Superior Court in 2007. The parties have exchanged initial disclosures in the arbitration, and the Arbitrator has set September 21, 2011 as the date on which a hearing will commence on MAS’s claims. Management cannot predict the ultimate outcome of this matter at this time.

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

You should carefully consider the following risk factors and uncertainties together with all of the other information contained in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the year ended December 31, 2010, including the audited consolidated financial statements and accompanying notes, and our other filings from time to time with the SEC. The risks and uncertainties management describes below are the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also adversely affect our business.

Risks Related to Our Business

We expect to incur a net loss for fiscal 2011. If we are unable to generate significant product and licensing revenue in the future, we may never achieve profitability.

We have experienced significant operating losses each year since our inception and we expect to incur a net loss for fiscal year 2011. Our losses have resulted principally from costs incurred in research and development, sales and marketing, litigation, and general and administrative costs associated with our operations and bankruptcy under Chapter 11.

Our ability to commercialize OVA1 and other potential diagnostic tests is heavily dependent on our strategic alliance with Quest Diagnostics.

Quest Diagnostics has an exclusive license to offer OVA1 in the reference laboratory market as a clinical laboratory test in the US, Mexico, the United Kingdom and India through September 11, 2014, which may be extended for an additional year beyond September 11, 2014. In addition, Quest Diagnostics is expected to have a similar exclusive license with respect to our VASCLIR test for a three year period following clearance by the FDA, as well as with respect to one additional test developed by us, if and to the extent, Quest Diagnostics exercises its development option with respect to any such test on or before October 7, 2012. Consequently, our ability to generate revenue from these tests in these regions is heavily dependent on Quest Diagnostics and its ability to market and offer these tests in its clinical laboratories.

We expect that for the foreseeable future nearly all of our revenue will be derived from Quest Diagnostics and will depend on the number of OVA1 tests performed by Quest Diagnostics and the reimbursement rate for performing those tests, which are outside of our control.

We expect that nearly all of our revenues for the foreseeable future will be derived through our strategic partnership with Quest Diagnostics and will be based on the number of OVA1 tests performed by Quest Diagnostics and the reimbursement rate received by Quest Diagnostics for those tests. On November 10, 2010, we entered into an Amendment No. 4 to our Strategic Alliance Agreement with Quest Diagnostics (the “Amendment No. 4”). Under the terms of the Amendment, we are to be paid $50 for each OVA1 performed by Quest Diagnostics, as well as a 33% royalty of Quest Diagnostics’ gross margin from performing OVA1. Amendment No. 4 provides for a monthly payment by Quest Diagnostics to us based on Quest Diagnostics’ average reimbursement per OVA1 in the previous month. Under the terms of Amendment No. 4, royalty portion of our revenue is subject to adjustment, either up or down, on an annual basis within 60 days of end of each calendar year based on Quest Diagnostics’ actual reimbursement history for that calendar year. To the extent Quest Diagnostics is not reimbursed, is reimbursed at a lower than expected rate, or has reimbursement claims rejected, the royalty amounts owed to us would be reduced. Any amounts owed by us to Quest Diagnostics will be deducted against payments owed to us in future periods. The number of tests performed by Quest Diagnostics and the amount of reimbursement received by Quest Diagnostics in any given period will be largely outside of our control. If Quest Diagnostics were to perform fewer tests or receive less reimbursement per test than expected, it could have a material adverse effect on our revenue and results of operations.

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

A significant portion of our revenues are dependent on the amount Quest Diagnostics receives from third party payers for performing OVA1. Insurance coverage and reimbursement rates for diagnostic tests are uncertain, subject to change and particularly volatile during the early stages of a newly commercialized diagnostic test. OVA1 was commercially launched in March of 2010. There remain questions as to what extent third party payers, like Medicare, Medicaid and private insurance companies will provide coverage for OVA1 and with what limitations. Quest Diagnostics will likely experience volatility in the coverage and reimbursement of OVA1 due to contract negotiations with third party payers and implementation requirements. Quest Diagnostics has advised us that the reimbursement amounts it has received from third party payers varies from payer to payer, and, in some cases, the variation is material. Third party payers, including private insurance companies as well as government payers such as Medicare and Medicaid, have increased their efforts to control the cost, utilization and delivery of healthcare services. These measures have resulted in reduced payment rates and decreased utilization for the diagnostic test industry. From time to time, Congress has considered and implemented changes to the Medicare fee schedules in conjunction with budgetary legislation, and pricing for tests covered by Medicare is subject to change at any time. Reductions in the reimbursement rate of payers may occur in the future. Reductions in the price at which OVA1 is reimbursed could have a material adverse effect on our revenues. If we and Quest Diagnostics working collaboratively are unable to establish and maintain broad coverage and reimbursement for OVA1 or if third party payers change their coverage or reimbursement policies with respect to OVA1, our revenues could be materially and adversely affected.

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

As of March 31, 2011, we had $5,000,000 of outstanding principal of our 7.00% Convertible Senior Notes due 2011 (the “7.00% Notes”) and $7,000,000 outstanding under our secured line of credit with Quest Diagnostics.

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

Our principal competition currently comes from the many clinical options available to medical personnel involved in clinical decision-making. For example, rather than ordering an OVA1 for a woman with an adnexal mass, obstetricians, gynecologists, and gynecologic oncologists may choose a different clinical option or none at all. If we are not able to convince clinicians that OVA1 provides significant improvement over current clinical practices, our ability to commercialize OVA1 would be adversely affected. In addition, competitors, such as Fujirebio Diagnostics, Inc., Becton Dickinson, ArrayIt Corporation, Correlogic Systems, Inc., HealthLinx, and Abbott Labs have publicly disclosed that they have been or are currently working on ovarian cancer diagnostic assays. Additionally, academic institutions periodically report new findings in ovarian cancer diagnostics that may have commercial value. Our failure to compete with any competitive diagnostic assay if and when commercialized could adversely affect our business.

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

A 510(k) clearance or PMA approval of our device may place substantial restrictions on how our device is marketed or to whom it may be sold. All devices cleared by the FDA are subject to continuing regulation by the FDA and certain state agencies. As a medical device manufacturer, we are also required to register and list our products with the FDA. We are required to set forth and adhere to a Quality Policy and other regulations. In addition, we are required to comply with the FDA’s QSRs, which require that our devices be manufactured and records be maintained in a prescribed manner with respect to manufacturing, testing and control activities. Additionally, we may be subject to inspection by federal and state regulatory agencies. Non-compliance with these standards can result in, among other things, fines, injunctions, civil penalties, recalls, total or partial suspension of production. Further, we are required to comply with FDA requirements for labeling and promotion. For example, the FDA prohibits cleared or approved devices from being promoted for uncleared or unapproved uses. Labeling and promotional activities are subject to scrutiny by the FDA, which prohibits the marketing of medical devices for unapproved uses. Additionally, the FDA has required us to perform certain post-marketing studies (“Post-market Surveillance”) to verify or validate the clinical performance of FDA-cleared tests. These studies will increase our research and development costs.

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

As of March 31, 2011, we have $7,000,000 outstanding from the secured lined of credit in connection with the Strategic Alliance. Over a two-year period, we borrowed monthly increments of $417,000, totaling $10,000,000, and have paid all interest that was due. Funds from this secured line of credit were used for certain costs and expenses directly related to the Strategic Alliance, with forgiveness of the repayment obligations based upon our achievement of milestones related to the development, regulatory approval and commercialization of certain diagnostic tests. On October 7, 2009, the Strategic Alliance Agreement was amended to extend the term of the agreement to end on the earlier of (i) October 7, 2012 and (ii) the date on which Quest Diagnostics has commercially launched three licensed laboratory tests under the Strategic Alliance. On September 11, 2009, we announced our milestone achievement of clearing OVA1 with the FDA and, effective after the emergence from bankruptcy, reduced our principal obligations under the Amended Strategic Alliance Agreement to $7,000,000. We are in discussions with Quest Diagnostics regarding the achievement of an additional $1,000,000 forgiveness milestone related to OVA1 under the terms of the Amended Strategic Alliance Agreement. Should we fail to achieve the remaining milestones, we would be responsible for the repayment of the outstanding principal amount and any unpaid interest on the secured line of credit on October 7, 2012, which could materially adversely affect our consolidated results of operations and financial condition.

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

On July 9, 2007, Molecular Analytical Systems (“MAS”) filed a lawsuit in the Superior Court of California for the County of Santa Clara naming Vermillion and Bio-Rad as defendants (the “State Court lawsuit”). Under the State Court lawsuit, MAS sought an unspecified amount of damages and alleged, among other things, that we are in breach of a license agreement with MAS relating to our SELDI technology as a result of our entry into a sublicense agreement with Bio-Rad. We filed a petition to compel arbitration, which was denied in the trial court. We then filed our general denial and affirmative defenses on April 1, 2008. The Company and Bio-Rad thereafter appealed the denial of the motion to compel arbitration, which appeal had the effect of staying the State Court lawsuit, which stay was further extended in both the state trial and appellate courts when we filed a Voluntary Petition for Relief under Chapter 11 in the Bankruptcy Court on March 30, 2009. MAS filed a proof of claim on July 15, 2009, in connection with our Chapter 11 bankruptcy proceedings. The proof of claim mirrored the MAS lawsuit and asserted that we breached the Exclusive License Agreement by transferring certain technologies to Bio-Rad without obtaining MAS’s consent. MAS listed the value of its claim as in excess of $5,000,000. On December 28, 2009, we objected to MAS’s Proof of Claim in the Bankruptcy Court. On January 7, 2010, the Bankruptcy Court confirmed our Plan of Reorganization. Per the Court’s order confirming the Plan, our bankruptcy case will be closed when, along with other requirements, a final, non-appealable judgment is entered on MAS’s claims. After the Plan of Reorganization was confirmed, MAS filed a motion with the Bankruptcy Court asking it to abstain from hearing its proof of claim and asked the Bankruptcy Court to grant relief from the automatic stay so that MAS could proceed with the State Court lawsuit in California. Over our objection, the Bankruptcy Court granted that motion on March 15, 2010.

Thereafter, the California Court of Appeal set oral argument on our appeal of the trial court order denying our motion to compel arbitration for June 17, 2010. The California Court of Appeals overturned the Superior Court’s decision in an opinion dated July 9, 2010, and ordered that the dispute be arbitrated before JAMS. MAS filed its demand for arbitration on September 15, 2010. The demand did not include any additional detail regarding MAS’s claims, and submitted the same complaint for unspecified damages that MAS filed in the Superior Court in 2007. The parties have exchanged initial disclosures in the arbitration, and the Arbitrator has set September 21, 2011 as the date on which a hearing will commence on MAS’s claims. Management cannot predict the ultimate outcome of this matter at this time.

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

We are highly dependent on our executive officers and certain key employees. Our executive officers and key employees are employed at will. Any inability to engage new executive officers or key employees could impact operations or delay or curtail our research, development and commercialization objectives. To continue our research and product development efforts, we need people skilled in areas such as clinical operations, regulatory affairs and clinical diagnostics. Competition for qualified employees is intense.

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

Compliance with laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, and new regulations adopted by the SEC, are resulting in increased compliance costs. The SEC and other regulators have continued to adopt new rules and regulations and make additional changes to existing regulations that require our compliance. In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas such as “say on pay” and proxy access. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations. Compliance with these new regulations and disclosure obligations will result in increased general and administrative expenses and may cause a diversion of our time and attention from revenue-generating activities to compliance activities.

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

Our certificate of incorporation, bylaws and stockholder rights plan contain provisions intended to give us more leverage to maximize the long term interests of our shareholders in the event of an attempted hostile takeover. While, on balance, the Board of Directors views the benefits to shareholders of these provisions to outweigh their risks, these provisions could delay or prevent a merger, acquisition or other change of control of the Company or limit the price that future investors might be willing to pay for shares of our common stock.

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

We are also subject to certain provisions of Delaware law that could delay, deter or prevent a change in control of the Company. Under these provisions, if anyone becomes an “interested stockholder,” we may not enter into a “business combination” with that person for three years without special approval, which could discourage a third party from making a takeover offer and could delay or prevent a change in control of us. An “interested stockholder” means, generally, someone owning 15% or more of our outstanding voting stock or an affiliate of ours that owned 15% or more of our outstanding voting stock during the past three years, subject to certain exceptions as described in the Delaware General Corporation Law.

We could face adverse consequences as a result of the actions of activist stockholders.

Certain of our stockholders may, from time to time, attempt to aggressively involve themselves in the governance and strategic direction of our Company above and apart from normal interactions between stockholders and management. Such activism, and any related negative publicity, could result in substantial costs that negatively impact our stock price and increase its volatility. In addition, such activism could cause a diversion of the attention of our management and Board of Directors and create perceived uncertainties with existing and potential strategic partners impacting our ability to consummate potential transactions, collaborations or opportunities in furtherance of our strategic plan. In addition, such activism could make it more difficult to attract and retain qualified personnel, customers and business partners, which could disrupt the growth of the market for OVA1, delay the development and commercialization of new tests and further adversely affect the trading price of our common stock and increase its volatility. In addition, the activists may have little or no experience in the diagnostics industry or may seek to elect members to our Board of Directors with little or no experience in the diagnostics industry who may have a specific agenda different and apart from the majority of our stockholders. To the extent any such stockholders constitute a “group,” as used relating to Section 13 of the Securities Exchange Act of 1934, by having any relationship, agreement, arrangement, affiliation or understanding among themselves, whether direct or indirect, oral or written, specific or informal, it could result in a “trigger event” under our stockholder rights plan, causing disruption and additional costs to the Company and its stockholders and increasing volatility in our stock price.

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

On February 18, 2011, we completed a follow-on public offering of our common stock in which we issued an additional 4 million shares and raised approximately $20.2 million in net proceeds. As of March 31, 2011, we had 14,698,509 shares of our common stock outstanding and 720,253 shares of our common stock reserved for future issuance to employees, directors and consultants pursuant to our employee stock plans, which excludes 874,940 shares of our common stock that were subject to outstanding options as well as unvested restricted stock awards. As of March 31, 2011, 37,817 shares of restricted stock to the certain Directors pursuant to the Debtor’s Incentive Plan and 267,927 shares of restricted stock awards to certain employees and Directors pursuant to the 2010 Plan were not vested. These shares vest through March 2014. In addition, as of March 31, 2011, warrants to purchase 415,782 shares of our common stock were outstanding at exercise prices ranging from $9.25 to $25.00 per share, with a weighted average exercise price of $17.59 per share. Also at March 31, 2011, there were 250,000 shares of our common stock reserved for issuance upon conversion of the 7.00% Notes.

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

During the three months ended March 31, 2011, we distributed 37,820 shares of our common stock to our Directors pursuant to the Incentive Plan approved by the Bankruptcy Court. The shares were issued to the Directors as incentive payments for their services rendered to help achieve a successful restructuring of the Company, and therefore no consideration was paid by the Directors to the Company in exchange of the shares. The shares issued are exempted from the registration requirement pursuant to Section 1145(a)(1) of the Bankruptcy Code.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	REMOVED AND RESERVED

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a)	The following exhibits are filed with this report as indicated below:

10.1	Amendment No. 5 to Strategic Alliance Agreement, dated April 2, 2011, by and among Quest Diagnostics Incorporated, Quest Diagnostics India Private Limited and Vermillion, Inc.†

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.0	Certification of the Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Certain portions of this exhibit have been omitted and filed separately with the SEC. Confidential treatment has been requested with respect to such omitted portions.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vermillion, Inc.

Date: May 10, 2011	/s/ Gail S. Page
Gail S. Page
Executive Chairperson and Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2011	/s/ Sandra A. Gardiner
Sandra A. Gardiner
Vice President and Chief Financial Officer
(Principal Financial Officer)