Form 10-Q
period 2011-06-30
VERMILLION, INC.
filed 2011-08-09
CIK 926617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2011.

OR

☐	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from              to             .

Commission File Number: 001-34810

Vermillion, Inc.

(Exact name of registrant as specified in its charter)

Delaware	33-0595156
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12117 Bee Caves Road, Building Three, Suite 100, Austin, Texas	78738
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

As of July 31, 2011, the Registrant had 14,811,601 shares of common stock, par value $0.001 per share, outstanding.

VERMILLION, INC.

FORM 10-Q

Vermillion, OVA1 and OvaCalc are registered trademarks of Vermillion, Inc. ProteinChip is a registered trademark of Bio-Rad Laboratories, Inc. BioSepra is a registered trademark of Pall Corporation.

PART I - FINANCIAL INFORMATION

ITEM 1.	UNAUDITED FINANCIAL STATEMENTS

Vermillion, Inc.

Consolidated Balance Sheets

(Amounts in Thousands, Except Share and Par Value Amounts)

(Unaudited)

	June 30,	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$36,285	$22,914
Accounts receivable	115	136
Prepaid expenses and other current assets	420	779

Total current assets	36,820	23,829
Property and equipment, net	253	194
Other assets	12	12

Total assets	$37,085	$24,035

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$1,670	$998
Accrued liabilities	3,380	3,056
Convertible senior notes	5,000	5,000
Deferred revenue	1,001	1,049

Total current liabilities	11,051	10,103
Long-term debt owed to related party	7,000	7,000
Warrant liability	36	378
Deferred revenue	1,451	1,679
Other liabilities	156	259

Total liabilities	19,694	19,419

Commitments and contingencies (Note 5)

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding at June 30, 2011 and December 31, 2010, respectively	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized at June 30, 2011 and December 31, 2010; 14,811,601 and 10,657,564 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	15	11
Additional paid-in capital	326,044	303,270
Accumulated deficit	(308,513)	(298,509)
Accumulated other comprehensive loss	(155)	(156)

Total stockholders’ equity	17,391	4,616

Total liabilities and stockholders’ equity	$37,085	$24,035

See accompanying notes to the consolidated financial statements.

Vermillion, Inc.

Consolidated Statement of Operations

(Amounts in Thousands, Except Share and Per Share Amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue:
Product revenue	$191	$45	$508	$45
License revenue	113	299	227	372

Total revenue	304	344	735	417

Cost of revenue:
Product	37	12	79	12

Total cost of revenue	37	12	79	12

Gross profit	267	332	656	405

Operating expenses:
Research and development(1)	1,631	938	2,849	1,686
Sales and marketing(2)	1,503	533	2,821	726
General and administrative(3)	2,730	2,604	5,030	4,740

Total operating expenses	5,864	4,075	10,700	7,152

Loss from operations	(5,597)	(3,743)	(10,044)	(6,747)

Interest income	21	7	37	13
Interest expense	(115)	(115)	(230)	(258)
Change in fair value and gain from exercise of warrants, net	35	3,453	342	3,447
Debt conversion costs	—	—	—	(141)
Reorganization items	(16)	(265)	(32)	(1,597)
Reorganization items - related party incentive plan	—	—	—	(6,932)
Other income (expense), net	(41)	(35)	(77)	(69)

Loss before income taxes	(5,713)	(698)	(10,004)	(12,284)
Income tax expense	—	—	—	—

Net loss	$(5,713)	$(698)	$(10,004)	$(12,284)

Net loss per share - basic and diluted	$(0.39)	$(0.07)	$(0.73)	$(1.20)

Weighted average common shares used to compute basic and diluted net loss per common share	14,736,939	10,303,199	13,645,520	10,217,928

Non-cash stock-based compensation expense included in operating expenses:
(1) Research and development	$203	$199	$409	$505
(2) Sales and marketing	39	18	82	25
(3) General and administrative	1,050	982	2,053	1,618

See accompanying notes to the consolidated financial statements.

Vermillion, Inc.

Consolidated Statements of Cash Flows

(Amounts in Thousands)

(Unaudited)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(10,004)	$(12,284)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in warrant value and gain from warrant exercise, net	(342)	(3,447)
Accrued incentive plan with related parties	—	3,313
Non-cash license revenue	(227)	(372)
Depreciation and amortization	34	88
Debt conversion costs	—	141
Loss on sale and disposal of property and equipment	—	61
Stock-based compensation expense	2,544	767
Changes in operating assets and liabilities:
Accounts receivable	21	(164)
Prepaid expenses and other assets	359	(102)
Accounts payable, accrued liabilities and other liabilities	1,231	433
Deferred revenue	(49)	119
Reorganization Items	(338)	(3,353)

Net cash used in operating activities	(6,771)	(14,800)

Cash flows from investing activities:
Purchase of property and equipment	(93)	(94)
Proceeds from sale of property and equipment	—	4

Net cash used in investing activities	(93)	(90)

Cash flows from financing activities:
Principal repayment of debtor-in-possession loan financing with related party	—	(400)
Principal repayment of 4.50% convertible senior notes	—	(2,195)
Proceeds from sale of common stock, net of issuance costs	20,206	42,782
Proceeds from issuance of common stock from exercise of stock options	28	22
Issuance costs related to stock warrant exercises	—	(133)
Issuance costs related to conversion of convertible senior notes	—	(46)

Net cash provided by financing activities	20,234	40,030

Effect of exchange rate changes on cash and cash equivalents	1	3

Net increase in cash and cash equivalents	13,371	25,143
Cash and cash equivalents, beginning of period	22,914	3,440

Cash and cash equivalents, end of period	$36,285	$28,583

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$231	$1,175

Noncash investing and financing activities:
Principal reduction from conversion of senior convertible notes	$—	$(170)
Principal reduction from forgiveness of Quest Diagnostics secured line of credit	—	(3,000)
Issuance of common stock from warrant exercise	—	1,059
Issuance of common stock from conversion of principal and interest for senior convertible notes	—	504
Unrealized loss (gain) on investments	—	61

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

Significant Accounting and Reporting Policies

We have made no significant changes in our critical accounting policies and significant estimates from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the SEC on February 25, 2011.

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

Reorganization Items

Professional advisory fees and other costs directly associated with our reorganization are reported separately as reorganization items pursuant to ASC 852. Professional fees include legal fees undertaken as part of the reorganization process. The write-off of debt issuance costs and discounts related to debt generally represent one-time charges. Certain expenses incurred by non-debtors are paid by the Company and are reported as reorganization items. The reorganization items in the consolidated statement of operations for the three and six months ended June 30, 2011 and 2010 consisted of the following items:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2011	2010	2011	2010
Debtors reorganization items
Professional fees associated with bankruptcy proceedings	$15	$161	$31	$857
Related party incentive plan	—	—	—	6,932

Total debtors reorganization items	15	161	31	7,789

Non-Debtors reorganization items
Professional fees associated with bankruptcy proceedings	1	104	1	740

Total reorganization items	$16	$265	$32	$8,529

Plan of Reorganization

On January 7, 2010, the Bankruptcy Court issued a confirmation order approving our Plan of Reorganization. The Plan of Reorganization contemplated the reorganization of the Company and the discharge of all outstanding claims against and interests in the Company. Pursuant to the Plan of Reorganization, as confirmed, each holder of an allowed priority claim received cash in an amount equal to such allowed claim. The secured claim arising from the Quest Diagnostics Credit Agreement and the Patent Security Agreement (the “secured line of credit”) was reinstated and unimpaired. Holders of the outstanding 4.50% Convertible Senior Notes (the “4.50% Notes”) received the payment of $2,195,000 of principal, the unpaid interest of $140,000 and 9,044 shares of common stock in exchange for their claims. $5,000,000 in principal of the outstanding 7.00% Convertible Senior Notes (the “7.00% Notes”) was reinstated and is due September 2011. Holders of unpaid interest on previously converted 7.00% Notes received $362,000 in cash and 7,239 shares related to the unpaid interest of the 7.00% Notes. All holders of allowed general unsecured claims elected to receive cash and were entitled to be paid in full.

Subsequently on January 22, 2010, the confirmation order issued by the Bankruptcy Court for approving our Plan of Reorganization became final and all conditions precedent to January 22, 2010 were satisfied or waived. Accordingly, we emerged from bankruptcy under Chapter 11 and reinstated our common stock, par value $0.001. Although we have emerged from bankruptcy, the bankruptcy case will remain open until the following matters are resolved, which includes approval by the Bankruptcy Court:

•	Molecular Analytical Systems, Inc. Litigation (see Note 5);

•	Bio-Rad Laboratories, Inc. Matters (see Note 5);

•	$1,000,000 milestone under the Strategic Alliance Agreement with Quest Diagnostics (see Note 4); and

•	various pre-petition liability objections.

3.	RECENT ACCOUNTING PRONOUNCEMENTS

Fair Value Measurement – In April 2011, the FASB issued new guidance to achieve common fair value measurement and disclosure requirements between GAAP and International Financial Reporting Standards. This new guidance amends current fair value measurement and disclosure guidance to include increased transparency around valuation inputs and investment categorization. The new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. We do not believe the adoption of the new guidance will have an impact on our consolidated financial position, results of operations or cash flows.

Comprehensive Income – In June 2011, the FASB issued new guidance on the presentation of comprehensive income. Specifically, the new guidance allows an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. We will adopt this pronouncement in the first quarter of 2012, and it will have no effect on our financial position or results of operations but it will impact the way we present comprehensive income.

4.	SECURED LINE OF CREDIT WITH QUEST DIAGNOSTICS INCORPORATED

On July 22, 2005, in connection with our Strategic Alliance Agreement with Quest Diagnostics, Quest Diagnostics provided us with a $10,000,000 secured line of credit, which was collateralized by certain of our intellectual property, used only for payment of certain costs and expenses directly related to developing and commercializing up to three diagnostic tests from our product pipeline (the “Strategic Alliance”). Under the terms of this secured line of credit, the interest rate is prime rate plus 0.5%, payable monthly. If, in the event of default on any principal or interest payment, the interest rate is increased to prime plus 2.0%. This secured line of credit also contains provisions for Quest Diagnostics to forgive portions of the amounts borrowed that correspond to our achievement of certain milestones related to development, regulatory approval and commercialization of certain diagnostic tests. The amounts to be forgiven and the corresponding milestones we must achieve are:

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

We achieved the milestone for FDA clearance of the first diagnostic test kit when OVA1 was approved by the FDA in September 2009. While we were under Chapter 11 bankruptcy protection, we had not paid accrued interest on the secured line of credit and were therefore in default. In January 2010, we emerged from bankruptcy and cured the default upon payment of accrued interest, and as a result of the cure, the principal on the secured line of credit was reduced by $3,000,000 to $7,000,000. The outstanding principal balance of this secured line of credit was $7,000,000 at June 30, 2011 and December 31, 2010. We are in discussions with Quest Diagnostics regarding the achievement of an additional $1,000,000 forgiveness milestone related to OVA1 under the terms of the Strategic Alliance Agreement.

5.	COMMITMENTS AND CONTINGENCIES

Under the terms of a research collaboration agreement with The Johns Hopkins University School of Medicine (“JHU”), we were required to pay JHU $600,000, $618,000 and $637,000 for the years ended December 31, 2008, 2009 and 2010, respectively. In June 2010, the research collaboration agreement was amended by extending the term and reducing the payments to $300,000 for 2010, $400,000 for 2011, $400,000 for 2012 and $100,000 for 2013. In conjunction with the amendment, JHU forgave the previously outstanding amounts we owed of $623,000, which we recognize as a reduction to research and development expenses straight line over the term of the amended agreement. Collaboration costs under the JHU collaboration were $54,000 and $109,000 for the three and six months ended June 30, 2011, and $48,000 and $207,000 for the three and six months ended June 30, 2010, respectively. Collaboration costs under the JHU collaboration are included in research and development expenses. In addition, under the terms of the amended research collaboration agreement, we are required to pay the greater of 4% royalties on net sales of diagnostic tests using the assigned patents or annual minimum royalties of $50,000.

In June 2010, we entered into non-cancelable facility leases for facilities located in Austin, Texas through May 2012 and Mountain View, California through August 2012. The combined annual base rent for these facilities is $129,000 per year, prorated for partial years. In July 2010, we relocated our corporate headquarters from Fremont, California to Austin, Texas. The Fremont, California lease expired in August 2010.

Contingent Liabilities

Molecular Analytical Systems, Inc. Litigation

On July 9, 2007, Molecular Analytical Systems (“MAS”) filed a lawsuit in the Superior Court of California for the County of Santa Clara naming Vermillion and Bio-Rad as defendants (the “State Court lawsuit”). Under the State Court lawsuit, MAS sought an unspecified amount of damages and alleged, among other things, that we are in breach of a license agreement with MAS relating to the Surface Enhanced Laser Desorption/Ionization (“SELDI”) technology as a result of our entry into a sublicense agreement with Bio-Rad. We filed a petition to compel arbitration, which was denied in the trial court. We then filed our general denial and affirmative defenses on April 1, 2008. The Company and Bio-Rad thereafter appealed the denial of the motion to compel arbitration, which appeal had the effect of staying the State Court lawsuit, which stay was further extended in both the state trial and appellate courts when we filed a Voluntary Petition for Relief under Chapter 11 in the Bankruptcy Court on March 30, 2009. MAS filed a proof of claim on July 15, 2009, in connection with our Chapter 11 bankruptcy proceedings. The proof of claim mirrored the MAS lawsuit and asserted that we breached the Exclusive License Agreement by transferring certain technologies to Bio-Rad without obtaining MAS’s consent. MAS listed the value of its claim as in excess of $5,000,000. On December 28, 2009, we objected to MAS’s Proof of Claim in the Bankruptcy Court. On January 7, 2010, the Bankruptcy Court confirmed our Plan of Reorganization. Per the Court’s order confirming the Plan, our bankruptcy case will be closed when, along with other requirements, a final, non-appealable judgment is entered on MAS’s claims. After the Plan of Reorganization was confirmed, MAS filed a motion with the Bankruptcy Court asking it to abstain from hearing its proof of claim and asked the Bankruptcy Court to grant relief from the automatic stay so that MAS could proceed with the State Court lawsuit in California. Over our objection, the Bankruptcy Court granted that motion on March 15, 2010. Thereafter, the California Court of Appeal set oral argument on our appeal of the trial court order denying our motion to compel arbitration for June 17, 2010. The California Court of Appeals overturned the Superior Court’s decision in an opinion dated July 9, 2010, and ordered that the dispute be arbitrated before the Judicial Arbitration and Mediation Service (“JAMS”). MAS filed its demand for arbitration on September 15, 2010. The demand did not include any additional detail regarding MAS’s claims, and submitted the same complaint for unspecified damages that MAS filed in the Superior Court in 2007. The parties are currently conducting discovery and the Arbitrator has set September 21, 2011 as the date on which a hearing will commence on MAS’s claims. An unfavorable judgment against us could require us to pay monetary damages. Management does not believe an unfavorable outcome is probable, or even reasonably possible for which an amount or range of loss can be estimated such that would require an accrual or disclosure under ASC 450, contingencies; however, management cannot predict the ultimate outcome of this matter at this time.

Bio-Rad Laboratories, Inc. Matters

On November 13, 2006, we completed the Instrument Business Sale to Bio-Rad. The Instrument Business Sale included the SELDI technology, ProteinChip arrays and accompanying software. Pursuant to the terms of the sales agreement, the total sales price was $20,000,000, of which $16,000,000 was paid by Bio-Rad to us at the closing of the transaction on November 13, 2006. A total of $4,000,000 was held back from the sales proceeds contingent upon our meeting certain obligations, of which $2,000,000 was subsequently paid to us in fiscal 2007 upon the issuance by the United States Patent and Trademark Office of a reexamination certificate for United States Patent No. 6,734,022. From the amounts held back, the remaining $2,000,000, subject to certain adjustments, is being held in escrow to serve as security for us to fulfill certain obligations.

In connection with the Instrument Business Sale, we entered into a letter agreement with Bio-Rad pursuant to which we agreed to indemnify Bio-Rad and its subsidiaries with respect to certain payments made by Bio-Rad in connection with the termination of employees of its former subsidiary in the United Kingdom in the six-month period immediately following the Instrument Business Sale. On May 4, 2007, Bio-Rad delivered a claim for indemnification under the agreement for $307,000, which was paid out of $2,000,000 held in escrow. In August 2009, Bio-Rad also filed a proof of claim in the bankruptcy case for indemnification of the MAS lawsuit. Management is disputing the MAS claim and cannot predict the ultimate outcome of this matter at this time.

In connection with the Instrument Business Sale, we also entered into a manufacture and supply agreement with Bio-Rad on November 13, 2006, whereby we agreed to purchase ProteinChip Systems and ProteinChip Arrays (collectively, the “Research Tools Products”) from Bio-Rad. Under the terms of the manufacture and supply agreement, we agreed to provide Bio-Rad quarterly, non-binding, twelve-month rolling forecasts setting forth our anticipated needs for Research Tools Products over the forecast period. We were permitted to provide revised forecasts as necessary to reflect changes in demand for the products, and Bio-Rad was required to use commercially reasonable efforts to supply amounts in excess of the applicable forecast. Either party was permitted to terminate the agreement for convenience upon 180 days’ prior written notice, or upon default if the other party failed to cure such default within 30 days after notice thereof. In a letter from us to Bio-Rad dated May 2, 2008, we exercised our right to terminate the November 13, 2006 manufacture and supply agreement for convenience upon 180 days’ written notice. Consequently, termination of the agreement became effective on October 29, 2008. In October 2009, Bio-Rad filed a proof of claim in our bankruptcy case based on certain contract claims for approximately $1,000,000. We are attempting to resolve the contract claims and have accrued for this contingency at June 30, 2011 and December 31, 2010. Management cannot predict the ultimate outcome of this matter at this time.

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

6.	COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss as of June 30, 2011 and December 31, 2010 were as follows:

(in thousands)	June 30, 2011	December 31, 2010
Cumulative translation adjustment	$(155)	$(156)

	$(155)	$(156)

Comprehensive loss for the three and six months ended June 30, 2011 and 2010 was as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2011	2010	2011	2010
Net loss	$(5,713)	$(698)	$(10,004)	$(12,284)
Net unrealized gain on long-term investments	—	$(61)	—	(61)
Foreign currency translation adjustment	1	4	—	3

Comprehensive loss	$(5,712)	$(755)	$(10,004)	$(12,342)

7.	EMPLOYEE BENEFITS PLANS

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

Stock-Based Compensation

Employee Stock-based Compensation Expense

During the three and six months ended June 30, 2011, we granted none and 177,000 restricted share units to our executive officers, respectively. The restricted stock has a fair value of $724,000 and vests on a quarterly basis over a three-year period beginning in March 2011. There was no restricted stock granted to our executive officers during the three and six months ended June 30, 2010. We distributed 14,750 shares of common stock to our executive officers during the three months ended June 30, 2011 per the terms of the restricted share unit grant.

During the three and six months ended June 30, 2011, we granted none and 87,800 restricted share units to our Board of Directors as compensation for their services during 2011. This restricted stock has a fair value of $347,000 and vests 50% on June 1, 2011 and 25% each on September 1, 2011 and December 1, 2011. There was no restricted stock granted to our Board of Directors during the three and six months ended June 30, 2010. We distributed 43,900 shares of common stock to our Board of Directors during the three months ended June 30, 2011 per the terms of the restricted share unit grant.

We granted stock options to purchase up to 6,000 and 36,430 shares of common stock with an average exercise price of $5.16 and $4.30 during the three and six months ended June 30, 2011, respectively. We granted stock options to purchase up to 40,000 and 146,000 shares of common stock with an average exercise price of $19.95 and $26.27 during the three and six months ended June 30, 2010, respectively. The fair value of the stock options granted was valued on the date of grant using the Black-Scholes valuation model using the following average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Dividend yield	0%	0%	0%	0%
Volatility	79%	81%	79%	82%
Risk-free interest rate	1.83%	2.25%	2.01%	2.57%
Expected lives (years)	5.7	5.7	5.7	5.6
Weighted average fair value	$3.45	$13.73	$2.90	$18.20

The allocation of employee stock-based compensation expense by functional area for the three and six months ended June 30, 2011 and 2010, respectively, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2011	2010	2011	2010
Research and development	$203	$199	$409	$467
Sales and marketing	39	18	82	20
General and administrative	1,050	908	2,053	1,518

Total	$1,292	$1,125	$2,544	$2,005

Non-employee Stock-based Compensation Expense

We recognize stock-based compensation expense related to stock options granted to non-employees as the stock options are earned. As part of the bankruptcy case, certain former employees were converted into consultants whereby their existing stock options continued to vest, under the original terms of their stock option grants, as they provided consulting services to the Company. We amortize the values attributable to these options over the service period. The unvested portion of these options was re-measured at each vesting date. We believe that the fair value of the stock options is more reliably measurable than the fair value of the services received. There were no such options remaining outstanding at June 30, 2011. The fair value of the stock options granted were revalued using the Black-Scholes valuation model as prescribed by ASC 505, “Equity,” using the following average assumptions:

	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
Dividend yield	0%	0%
Volatility	82%	82%
Risk-free interest rate	3.13%	3.19%
Expected lives (years)	7.81	7.81
Weighted average fair value	$10.79	$14.44

The stock-based compensation expense will fluctuate as the fair market value of the common stock fluctuates. There was no stock-based compensation expense for non-employees during the three and six months ended June 30, 2011. In connection with stock options relating to non-employees, we recorded non-employee stock-based compensation allocated by functional area for the three and six months ended June 30, 2010 as follows:

(in thousands)	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
Research and development	$—	$38
Sales and marketing	—	5
General and administrative	74	100

Total	$74	$143

8.	COMMON STOCK

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

Common Stock Warrants

At June 30, 2011 and December 31, 2010, the Company had warrants outstanding to purchase 195,012 shares of common stock that are subject to fair value measurement on a recurring basis. These warrants expire in August 2012. The fair value of these common stock warrants for the three and six months ended June 30, 2011 and 2010 was determined using a Black-Scholes valuation model with the following Level 3 inputs:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Dividend yield	0%	0%	0%	0%
Volatility	60%	84%	59%	84%
Risk-free interest rate	0.23%	0.70%	0.37%	1.00%
Expected lives (years)	1.17	2.17	1.30	2.30
Weighted average fair value	$0.19	$6.59	$0.28	$14.13

For the three and six months ended June 30, 2011, income relating to changes in fair value of the common stock warrant liabilities totaled $35,000 and $342,000, respectively. For the three and six months ended June 30, 2010, income relating to changes in fair value of the common stock warrant liabilities totaled $3,352,000 and $3,224,000, respectively. No warrants were exercised during the three months and six months ended June 30, 2011. As a result of warrant exercises, we recognized total gains of $101,000 and $223,000 for the three and six months ended June 30, 2010, respectively. The following table is a reconciliation of the warrant liability measured at fair value using Level 3 inputs for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2011	2010	2011	2010
Balance at beginning of period	$71	$4,884	$378	$5,659
Change in fair value of common stock warrants	(35)	—	(342)	—
Issuance of common stock from warrant exercise	—	(3,352)	—	(3,224)
Reclassification of warrant fair value to equity upon exercise and issuance of common stock	—	(248)	—	(1,151)

Balance at end of period	$36	$1,284	$36	$1,284

The following table sets forth the Company’s financial liabilities, related to common stock warrants issued in the August 29, 2007 private placement, subject to fair value measurements as of June 30, 2011:

		Fair Value Measurements at Reporting Date
(in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Common stock warrants	$36	$—	$—	$36

9.	LOSS PER SHARE

We calculate basic loss per share using the weighted average number of common shares outstanding during the period. Because we are in a net loss position, diluted loss per share is calculated using the weighted average number of common shares outstanding and excludes the effects of 1,710,741 and 1,475,573 potential common shares as of June 30, 2011 and 2010, respectively, that are antidilutive. Potential common shares include common shares issuable upon conversion of all convertible senior notes, incremental shares of common stock issuable upon the exercise of outstanding stock options, common stock warrants and restricted stock awards.

10.	RELATED PARTY TRANSACTIONS

Consulting Agreements

On June 17, 2011, we entered into a consulting agreement with Bruce A. Huebner, a member of our Board of Directors. Pursuant to the terms of the consulting agreement, Mr. Huebner is retained as an independent contractor to perform certain consulting services relating to sales, marketing, business development and corporate strategy for us. For the three months ended June 30, 2011, we incurred $2,000 in general and administrative expenses under the consultant arrangement.

On March 26, 2009, we entered into a consulting agreement with our former Chief Executive Officer and current Director. For the three and six months ended June 30, 2010, we incurred none and $24,000 in general and administrative expenses under the consultant arrangement. On February 1, 2010, this consulting agreement was terminated when we re-hired our Chief Executive Officer.

On September 14, 2009, we entered into a consulting agreement with our former Vice President and Chief Science Officer. For the three and six months ended June 30, 2010, we incurred none and $14,272 in research and development expenses under the consulting arrangement. On February 1, 2010, this consulting agreement was terminated when we re-hired our Senior Vice President and Chief Science Officer.

Quest Diagnostics

Quest Diagnostics is a significant stockholder and the holder of our Secured Line of Credit (see Note 5). Accounts receivable from Quest Diagnostics under the Strategic Alliance Agreement totaled $99,000 and $121,000 at June 30, 2011 and December 31, 2010, respectively.

Debtor’s Incentive Plan

In connection with the Bankruptcy Filing, on April 21, 2009, the Company filed the Debtor’s Motion for Entry of an Order Approving the Debtor’s Incentive Plan (the “Incentive Plan”) and Authorizing Payments thereunder pursuant to §§ 363(b) and 503(b) of the Bankruptcy Code (the “Incentive Plan Motion”) which sought to provide proper incentives to the Directors (Gail Page, John Hamilton and James Burns, collectively, the “Directors”) to help achieve a successful restructuring of the Company. Under the final terms of the Incentive Plan, the Company was directed to distribute an aggregate of $5,000,000 in cash and 302,541 shares of restricted stock having a fair value of $6,626,000 in Incentive Plan Payments to the Directors. All such restricted stock was to be distributed, with 1/24th of it vesting on each monthly anniversary of the vesting commencement date, June 22, 2009. The liability was accounted for upon the occurrence of the qualified transaction on January 7, 2010 when the Bankruptcy Court issued a confirmation order approving the Company’s Reorganization Plan. Accordingly, the Company recorded a charge of $828,000 and $1,656,000 for the three and six months ended June 30, 2011, respectively. The Company recorded a charge of $828,000 and $8,313,000 for the three and six months ended June 30, 2010, respectively. The expense for the three and six months ended June 30, 2011 was recorded in general and administrative expenses. As of June 30, 2010, the Company incurred $8,313,000 under the terms of the Incentive Plan, of which $6,932,000 was recorded in Reorganization Items for the period prior to emerging out of bankruptcy and $1,381,000 was recorded in general and administrative expenses for the period subsequent to emerging out of bankruptcy. In April 2010, the Company distributed an aggregate of $5,000,000 in cash to the Directors. As of June 30, 2011, all 302,541 shares of common stock were distributed to the Directors under the Incentive Plan.

11.	SUBSEQUENT EVENTS

On August 1, 2011, we entered into an Exclusive Distribution Agreement (the “Pronto Agreement”) with Pronto Diagnostics Ltd. (“Pronto Diagnostics”). Pursuant to the Pronto Agreement, Pronto Diagnostics will have the exclusive right to distribute OVA1 in Israel and areas under Palestinian control for a certain period of time as specified in the Pronto Agreement, provided that Pronto Diagnostics will sell certain minimum quantities of OVA1 to maintain the exclusive distribution rights. The Pronto Agreement also establishes the amounts that Pronto Diagnostics will pay to us with respect of OVA1. A copy of the Pronto Agreement is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

The Company has made statements in this Quarterly Report on Form 10-Q that are deemed forward-looking statements for purposes of the safe harbor provisions under the Private Securities Litigation Reform Act of 1995. The Company claims the protection of such safe harbor, and disclaims any intent or obligation to update any forward-looking statement. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “plan,” “could,” “should” and “continue” or the negative of such terms or other similar words. These forward-looking statements may also use different phrases. The Company has based these forward-looking statements on management’s (“we”, “us” or “our”) current expectations and projections about future events. Examples of forward-looking statements include the following statements:

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

Our lead product, OVA1, was cleared by the FDA on September 11, 2009 and is currently being offered by Quest Diagnostics. OVA1 addresses a clear unmet clinical need, namely the pre-surgical identification of women who are at high risk of having a malignant ovarian tumor. Numerous studies have documented the benefit of referral of these women to gynecologic oncologists for their initial surgery. Prior to the clearance of OVA1, no blood test had been cleared by the FDA for physicians to use in the pre-surgical management of ovarian adnexal masses. OVA1 is a qualitative serum test that utilizes five well-established biomarkers and proprietary FDA-cleared software to determine the likelihood of malignancy in women over age 18 with a pelvic mass for whom surgery is planned.

OVA1 was developed through large pre-clinical studies in collaboration with numerous academic medical centers encompassing over 2,500 clinical samples. OVA1 was fully validated in a prospective multi-center clinical trial encompassing 27 sites reflective of the diverse nature of the clinical centers at which ovarian adnexal masses are evaluated. The results of the clinical trial demonstrated that among non-gynecologic oncologists, OVA1, in conjunction with clinical evaluation, was able to identify 91.7% of the malignant ovarian tumors and to rule out malignancy (negative predictive value, NPV) with 93.2% certainty. Data were presented at the 2010 International Gynecologic Cancer Society Meeting demonstrating the high sensitivity of OVA1 for epithelial ovarian cancers; overall OVA1 detected 95/96 epithelial ovarian cancer cases for a sensitivity of 99.0%, including 40/41 stage I and stage II epithelial ovarian cancers, for an overall sensitivity of 97.6% for early stage epithelial ovarian cancers, as compared to 65.9% for CA125 using the American College of Obstetricians and Gynecologists (“ACOG”) cutoffs. The improvement in sensitivity was even greater among premenopausal women; for OVA1, sensitivity for early stage epithelial ovarian cancer was 92.9% and for CA125, sensitivity was 35.7%. Overall, OVA1 detected 76% of malignancies missed by CA125, including all advanced stage malignancies. OVA1 is not indicated for use as a screening or stand-alone diagnostic assay. In June 2011, two peer review articles were published in Obstetrics & Gynecology, which is the official publication of the ACOG, showing OVA1’s value in evaluating women with an adnexal mass for the likelihood of ovarian cancer prior to surgery. The papers demonstrated that adding OVA1 to a physician’s preoperative assessment of a woman’s ovarian mass would identify more ovarian cancers than a physician’s preoperative assessment alone.

The Medicare contractor Highmark Medicare Services has been covering OVA1 in its reimbursement program since March 2010. As of the date of this filing, patient coverage for OVA1 has been recently expanded with the addition of Blue Cross Blue Shield (“BCBS”) of Rhode Island and Western New York, Premera BCBS of Washington and Alaska and Blue Shield of Northeastern New York. In all, 22 independent BCBS plans, representing approximately 36.0 million lives, are covering OVA1. Including Medicare and other regional plans, we believe total coverage for OVA1 is now approximately 82.5 million lives.

Under the terms of our Strategic Alliance Agreement with Quest Diagnostics, as amended, Quest Diagnostics is required to pay us a fixed payment of $50 per OVA1 performed, as well as 33% of its “gross margin” from revenue from performing OVA1 domestically, as that term is defined in the Strategic Alliance Agreement as amended. Quest Diagnostics is the exclusive clinical laboratory provider of OVA1 in its exclusive territory, which includes the US, Mexico, the United Kingdom and India through September 11, 2014. OVA1 was CE marked in September 2010, a requirement for marketing the test in the European Union. OVA1 was launched in India in May 2011. Quest Diagnostics has the right to extend the exclusivity period for an additional year beyond September 11, 2014 on the same terms and conditions.

On August 1, 2011, we entered into the Pronto Agreement with Pronto Diagnostics. Pursuant to the Pronto Agreement, Pronto Diagnostics will have the exclusive right to distribute OVA1 in Israel and areas under Palestinian control for a certain period of time as specified in the Pronto Agreement, provided that Pronto Diagnostics will sell certain minimum quantities of OVA1 to maintain the exclusive distribution rights. The Pronto Agreement also establishes the amounts that Pronto Diagnostics will pay to us with respect of OVA1. This supports our goal of expanding OVA1 into international markets.

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

On May 17, 2011, we announced that the United States Patent and Trademark Office (“USPTO”) has issued a notice of allowance to us for a patent entitled “Panel of Biomarkers for Peripheral Artery Disease”. The patent covers biomarker panels for the diagnosis of Peripheral Artery Disease. The data supporting the patent were published in an article titled, “A biomarker panel for peripheral arterial disease,” in Vasc Med. 2008 Aug; 13(3):217 24. This work was done in coordination with Dr. John Cooke at Stanford University. Dr. Cooke is Professor and Associate Director of the Stanford Cardiovascular Institute at Stanford University School of Medicine.

On May 19, 2011, we announced the appointment of Bruce Huebner to our Board of Directors. Mr. Huebner currently serves as Managing Director at LynxCom Partners, LLC – a Healthcare Consulting Firm. Mr. Huebner has over 35 years of experience in the diagnostic industry, and has been a key member of upper management in a number of clinical diagnostic companies including Hybritech, Inc., Gen-Probe, Inc., Nanogen, Inc. and Osmetech Molecular Diagnostics.

On May 25, 2011, we announced that the USPTO has issued a notice of allowance to us for a patent entitled “Saposin D and Fam3C are Biomarkers for Alzheimer’s Disease.” The patent claims cover the biomarkers saposin D and Fam3c as well as combinations that include these biomarkers.

On June 24, 2011, we were added to the Russell Microcap Index. Membership in the Russell Microcap Index, which remains in place for one year, means automatic inclusion in the appropriate growth and value style indexes. Russell determines membership for its equity indexes primarily by objective, market-capitalization rankings and style attributes.

On August 1, 2011, we announced that the USPTO has issued a notice of allowance to us for a patent entitled “Biomarkers for Peripheral Artery Disease.” The patent claims cover the biomarker alpha1beta glycoprotein and biomarker combinations that include alpha1beta glycoprotein for the diagnosis of PAD.

On August 2, 2011, we announced that the USPTO has issued a notice of allowance to us for a patent entitled “Beta-2 microglobulin as a Biomarker for Peripheral Artery Disease.” The patent covers various potential permutations of candidate biomarkers and will therefore cover a broad range of possibilities in our intended use study.

Critical Accounting Policies and Significant Estimates

We have made no significant changes in our critical accounting policies and significant estimates from those disclosed in its Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the SEC on February 25, 2011.

Recent Accounting Pronouncements

Fair Value Measurement – In April 2011, the FASB issued new guidance to achieve common fair value measurement and disclosure requirements between GAAP and International Financial Reporting Standards. This new guidance amends current fair value measurement and disclosure guidance to include increased transparency around valuation inputs and investment categorization. The new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. We do not believe the adoption of the new guidance will have an impact on our consolidated financial position, results of operations or cash flows.

Comprehensive Income – In June 2011, the FASB issued new guidance on the presentation of comprehensive income. Specifically, the new guidance allows an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. We will adopt this pronouncement in the first quarter of 2012, and it will have no effect on our financial position or results of operations but it will impact the way we present comprehensive income.

Results of Operations - Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

The selected summary financial and operating data of Vermillion for the three months ended June 30, 2011 and 2010, were as follows:

	Three Months Ended June 30,		Increase (Decrease)
(dollars in thousands)	2011	2010	Amount	%
Revenue:
Product	$191	$45	$146	324
License	113	299	(186)	(62)

Total revenue	304	344	(40)	(12)
Cost of revenue:
Product	37	12	25	208

Total cost of revenue	37	12	25	208

Gross profit	267	332	(65)	(20)
Operating expenses:
Research and development	1,631	938	693	74
Sales and marketing	1,503	533	970	182
General and administrative	2,730	2,604	126	5

Total operating expenses	5,864	4,075	1,789	44
Loss from operations	(5,597)	(3,743)	(1,854)	50
Interest income	21	7	14	200
Interest expense	(115)	(115)	—	—
Change in fair value and gain from exercise of warrants, net	35	3,453	(3,418)	(99)
Reorganization items	(16)	(265)	249	(94)
Other income (expense), net	(41)	(35)	(6)	17

Loss before income taxes	(5,713)	(698)	(5,015)	718
Income tax benefit (expense)	—	—	—	—

Net loss	$(5,713)	$(698)	$(5,015)	718

Product Revenue. Product revenue was $191,000 for the three months ended June 30, 2011 compared to $45,000 for the same period in 2010. We recognized product revenue for the three months ended June 30, 2011 for the sale of OVA1 through Quest Diagnostics. Quest Diagnostics performed approximately 3,920 OVA1 tests during the three months ended June 30, 2011 compared to 342 tests for the same period in 2010. We commercially launched OVA1 on March 9, 2010. Product revenue increased $146,000 for the three months ended June 30, 2011 compared to the same period in 2010 due to the increased volume of tests. The timing of revenue recognition for the payments associated with the increased number of tests was impacted by the November 10, 2010 Amendment No. 4 to the Strategic Alliance Agreement with Quest Diagnostics (“Quest Amendment No. 4”). Product revenue for the three months ended June 30, 2011 was derived solely from domestic sales of OVA1.

License Revenue. License revenue was $113,000 for the three months ended June 30, 2011 compared to $299,000 for the same period in 2010. Under the terms of our secured line of credit with Quest Diagnostics, $3,000,000 principal was forgiven upon the achievement of FDA clearance of OVA1. This amount is recognized as license revenue straight-lined over the period of sales exclusivity Quest Diagnostics received beginning on OVA1’s commercialization date of March 9, 2010. License revenue decreased $186,000, or 62%, for the three months ended June 30, 2011 compared to the same period in 2010 due to the extension of the term of exclusivity for up to three additional years in Quest Amendment No. 4. The balance of the $3,000,000 forgiven will be recognized over the revised period of exclusivity.

Product Cost of Sales. Cost of product revenue includes royalties on net sales paid to JHU, as well as sample acquisition and lot qualification costs related to the testing of reagent lots for the assays included in OVA1 to ensure they meet the specifications required for inclusion. Product cost of sales was $37,000 for the three months ended June 30, 2011 compared to $12,000 in the same period in 2010 due to increased sample acquisition and lot qualification costs related to increased OVA1 sales volume requiring more frequent lot qualification.

Research and Development Expenses. Research and development expenses represent costs incurred to develop our technology and carry out clinical studies, and include personnel-related expenses, regulatory costs, reagents and supplies used in research and development laboratory work, infrastructure expenses, including allocated facility occupancy and information technology costs, contract services and other outside costs. Research and development expenses also include costs related to activities performed under contracts with our collaborators and strategic partners. Research and development expenses increased by $693,000, or 74%, for the three months ended June 30, 2011 compared to the same period in 2010. This increase was due primarily to a $778,000 increase in clinical trial and collaboration costs for the ongoing development of our ovarian cancer program and our PAD blood test, VASCLIR™, partially offset by decreases in depreciation expense and losses on disposal of property and equipment compared to the same period in 2010.

Sales and Marketing Expenses. Our sales and marketing expenses consist primarily of personnel-related expenses, education and promotional expenses, and infrastructure expenses, including allocated facility occupancy and information technology costs. These expenses include the costs of educating physicians, laboratory personnel and other healthcare professionals regarding OVA1. Sales and marketing expenses also include the costs of sponsoring continuing medical education, medical meeting participation and dissemination of scientific and health economic publications. Our personnel-related expenses include the cost of our Territory Development Managers, the subject matter experts responsible for market development and the coordination of interactions with the Quest Diagnostics’ sales team. Sales and marketing expenses increased by $970,000, or 182%, for the three months ended June 30, 2011 compared to the same period in 2010. The increase was primarily due to a $656,000 increase in personnel and personnel-related expenses, reflecting 19 sales and marketing related personnel at June 30, 2011 compared to nine sales and marketing related personnel at June 30, 2010. Trade show, advertising and marketing expenses increased $210,000 related to the continuing cost of OVA1 promotion and education. We expect sales and marketing expenses to increase in future periods due to our continued efforts to establish adoption of, and reimbursement for, OVA1.

General and Administrative Expenses. General and administrative expenses consist primarily of personnel-related expenses, professional fees and other costs, including legal, finance and accounting expenses and other infrastructure expenses, including allocated facility occupancy and information technology costs. General and administrative expenses increased by $126,000, or 5%, for the three months ended June 30, 2011 compared to the same period in 2010. General and administrative expenses for the three months ended June 30, 2011 included increases in legal fees, personnel and personnel-related expenses due to additional headcount compared to the prior year and annual meeting costs incurred in the current period versus the fourth quarter of 2010. The increases were offset by decreases in audit and tax fees incurred in the same period 2010 due to the substantial effort to bring all periodic reports required by the Securities and Exchange Act of 1934 following emergence from bankruptcy.

Change in fair value and gain from exercise of warrants, net. The change in fair value and gain from exercise of warrants was $35,000 for the three months ended June 30, 2011 compared to $3,453,000 for the three months ended June 30, 2010. The decrease of $3,418,000 for the three months ended June 30, 2011 compared to the same period in 2010 was primarily due to the decrease in the Company’s stock price during the three months ended June 30, 2010.

Reorganization Items. Reorganization items for the three months ended June 30, 2011 were $16,000 compared to $265,000 for the same period in 2010. Reorganization items include professional advisory fees and other costs directly associated with the Company’s Chapter 11 bankruptcy activities. The activities were largely completed during 2010 resulting in lower expenses during the three months ended June 30, 2011.

Results of Operations - Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

The selected summary financial and operating data of Vermillion for the six months ended June 30, 2011 and 2010 were as follows:

	Six Months Ended June 30,		Increase (Decrease)
(dollars in thousands)	2011	2010	Amount	%
Revenue:
Product	$508	$45	$463	1,029
License	227	372	(145)	(39)

Total revenue	735	417	318	76
Cost of revenue:
Product	79	12	67	558

Total cost of revenue	79	12	67	558

Gross profit	656	405	251	62
Operating expenses:
Research and development	2,849	1,686	1,163	69
Sales and marketing	2,821	726	2,095	289
General and administrative	5,030	4,740	290	6

Total operating expenses	10,700	7,152	3,548	50
Loss from operations	(10,044)	(6,747)	(3,297)	49
Interest income	37	13	24	185
Interest expense	(230)	(258)	28	(11)
Change in fair value and gain from exercise of warrants, net	342	3,447	(3,105)	(90)
Debt conversion costs	—	(141)	141	—
Reorganization items	(32)	(1,597)	1,565	(98)
Reorganization items – related party incentive plan	—	(6,932)	6,932	—
Other income (expense), net	(77)	(69)	(8)	12

Loss before income taxes	(10,004)	(12,284)	2,280	(19)
Income tax benefit (expense)	—	—	—	—

Net loss	$(10,004)	$(12,284)	$2,280	(19)

Product Revenue. Product revenue was $508,000 for the six months ended June 30, 2011 compared to $45,000 for the same period in 2010. The Company performed approximately 7,000 OVA1 tests during the six months ended June 30, 2011 compared to 342 for the same period in 2010. Product revenue increased $463,000 for the six months ended June 30, 2011 compared to the same period in 2010 due to the increased volume of tests as well as the recognition of $160,000 of deferred revenue upon meeting the criteria for revenue recognition.

License Revenue. License revenue was $227,000 for the six months ended June 30, 2011 compared to $372,000 for the same period in 2010. Under the terms of our secured line of credit with Quest, $3,000,000 principal was forgiven upon the achievement of FDA clearance of OVA1. This amount is recognized as license revenue straight-lined over the period of sales exclusivity Quest Diagnostics received beginning on OVA1’s commercialization date of March 9, 2010. License revenue decreased $145,000, or 39%, for the six months ended June 30, 2011 compared to the same period in 2010 due to the extension of the term of exclusivity for up to three additional years in Quest Amendment No. 4. The balance of the $3,000,000 forgiven is being recognized over the revised period of exclusivity.

Product Cost of Sales. Cost of product revenue includes royalties on net sales paid to JHU, as well as sample acquisition and lot qualification costs related to the testing of reagent lots for the assays included in OVA1 to ensure they meet the specifications required for inclusion. Product cost of sales was $79,000 for the six months ended June 30, 2011 compared to $12,000 for the same period in 2010 due to increased sample acquisition and lot qualification costs as a result of the increased testing volume.

Research and Development Expenses. Research and development expenses represent costs incurred to develop our technology and carry out clinical studies, and include personnel-related expenses, regulatory costs, reagents and supplies used in research and development laboratory work, infrastructure expenses, including allocated facility occupancy and information technology costs, contract services and other outside costs. Research and development expenses also include costs related to activities performed under contracts with our collaborators and strategic partners. Research and development expenses increased by $1,163,000, or 69%, for the six months ended June 30, 2011 compared to the same period in 2010. This increase was due primarily to a $1,352,000 increase in clinical trial and collaboration costs for the ongoing development of our ovarian cancer program and our PAD blood test, VASCLIR, partially offset by decreases in stock-based compensation expense, depreciation expense, and losses on disposal of property and equipment compared to the same period in 2010.

Sales and Marketing Expenses. Our sales and marketing expenses consist primarily of personnel-related expenses, education and promotional expenses, and infrastructure expenses, including allocated facility occupancy and information technology costs. These expenses include the costs of educating physicians, laboratory personnel and other healthcare professionals regarding OVA1. Sales and marketing expenses also include the costs of sponsoring continuing medical education, medical meeting participation and dissemination of scientific and health economic publications. Our personnel-related expenses include the cost of our Territory Development Managers, the subject matter experts responsible for market development and the coordination of interactions with the Quest Diagnostics’ sales team. Sales and marketing expenses increased by $2,095,000, or 289%, for the six months ended June 30, 2011 compared to the same period in 2010. The increase was primarily due to a $1,437,000 increase in personnel and personnel-related expenses, reflecting 19 sales and marketing related personnel at June 30, 2011 compared to nine sales and marketing related personnel at June 30, 2010. Trade show, advertising and marketing expenses also increased $385,000 related to the continuing cost of OVA1 promotion and education.

General and Administrative Expenses. General and administrative expenses consist primarily of personnel-related expenses, professional fees and other costs, including legal, finance and accounting expenses and other infrastructure expenses, including allocated facility occupancy and information technology costs. General and administrative expenses increased by $290,000, or 6%, for the six months ended June 30, 2011 compared to the same period in 2010. General and administrative expenses for the six months ended June 30, 2011 included increases in stock-based compensation, legal fees, personnel and personnel-related expenses due to additional headcount compared to the prior year and annual meeting costs incurred in the current period versus the fourth quarter of 2010. The increases were offset by decreases in audit and tax fees incurred in the same period 2010 due to the substantial effort to bring all periodic reports required by the Securities and Exchange Act of 1934 following emergence from bankruptcy.

Change in fair value and gain from exercise of warrants. The change in fair value and gain from exercise of warrants was $342,000 for the six months ended June 30, 2011 compared to $3,447,00 for the six months ended June 30, 2010. The decrease of $3,105,000 for the six months ended June 30, 2011 compared to the same period in 2010 was primarily due to the decrease in the Company’s stock price during that six months ended June 30, 2010.

Reorganization items. Reorganization items for the six months ended June 30, 2011 totaled $32,000 compared to $1,597,000 for the same period in 2010. Reorganization items include professional advisory fees and other costs directly associated with the Company’s Chapter 11 bankruptcy activities. The activities were largely completed during 2010 resulting in lower expenses during the six months ended June 30, 2011.

Reorganization items - related party incentive plan. All Incentive Plan expenses during the six months ended June 30, 2011 were included in general and administrative expense. Reorganization items for the six months ended June 30, 2010 amounted to $6,932,000 and were recorded as Reorganization items-related party incentive plan prior to the Company emerging from bankruptcy in 2010.

Liquidity and Capital Resources

The Company has experienced significant cumulative operating losses since inception and, as of June 30, 2011, had an accumulated deficit of $308,513,000.

On March 9, 2010, we commercially launched OVA1. We will continue to expend substantial resources in the selling and marketing of OVA1, researching and developing additional diagnostic tests, obtaining FDA clearance, and commercializing those products. We will continue to be in an accumulated deficit position unless sufficient revenues can be generated to offset expenses. On February 18, 2011, we completed an underwritten follow-on public offering of our common stock for $21,800,000 in gross proceeds. Net proceeds of the offering were approximately $20,200,000 after deducting underwriting discounts and expected offering expenses. Our $5,000,000 of outstanding 7.00% Notes is due in September 2011. We believe that our existing cash and cash equivalents will be sufficient to meet our cash requirements for at least the next twelve months.

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

Cash and cash equivalents as of June 30, 2011 and December 31, 2010, were $36,285,000 and $22,914,000, respectively. Working capital was $25,769,000 and $13,726,000 at June 30, 2011 and December 31, 2010, respectively.

Net cash used in operating activities was $6,771,000 for the six months ended June 30, 2011, resulting primarily from the $10,004,000 net loss incurred as adjusted for a change in fair value of warrants and warrant exercises of $342,000 and non-cash license revenues of $227,000, partially offset by $2,544,000 of stock-based compensation expense. Net cash used in operating activities also included $1,224,000 of cash provided by changes in operating assets and liabilities mainly driven by an increase in accounts payable, accrued liabilities and other liabilities as well as the receipt of $489,000 under the Internal Revenue Service Qualifying Therapeutic Discovery Projects Grant Program for our OVA2 and PAD programs.

Net cash used in operating activities was $14,800,000 for the six months ended June 30, 2010, resulting primarily from operating losses incurred as adjusted for a change in fair value of warrants and warrant exercises of $3,447,000 and non-cash license revenues of $372,000, partially offset by $141,000 of debt issuance costs, $88,000 of depreciation and amortization, $767,000 of stock-based compensation expense and $3,313,000 of accrued incentive plan with related parties. Net cash used in operating activities also decreased by $3,067,000 of cash provided by changes in operating assets and liabilities mainly driven by the $3,353,000 of reorganization items.

Net cash used in investing activities was $93,000 and $90,000 for the six months ended June 30, 2011 and 2010, respectfully, primarily due to the purchase of property and equipment.

Net cash provided by financing activities was $20,234,000 for the six months ended June 30, 2011, which resulted primarily from net proceeds in connection with our February 2011 follow-on public offering.

Net cash provided by financing activities was $40,030,000 for the six months ended June 30, 2010, which resulted primarily from net proceeds of $42,782,000 in connection with our January 2010 private placement, offset by $2,195,000 in repayments of the 4.50% Notes and $400,000 of the debtor-in-possession financing with Quest Diagnostics.

We have significant net operating loss (NOL) credit carryforwards as of December 31, 2010 for which a full valuation allowance has been provided due to our history of operating losses. Our ability to use our net NOL credit carryforwards may be restricted due to ownership change limitations occurring in the past or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended, as well as similar state provisions. These ownership changes may also limit the amount of NOL credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively.

We believe that it is probable that an ownership change occurred as a result of our follow-on public offering in February 2011. Any limitation may result in the expiration of a portion of the NOL credit carryforwards before utilization and any NOL credit carryforwards that expire prior to utilization as a result of such limitations will be removed from deferred tax assets with a corresponding reduction of our valuation allowance. Due to the existence of a valuation allowance, it is not expected that such limitations, if any, will have an impact on our results of operations or financial position.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Per Item 305(e) of Regulation S-K, information is not required.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

Our senior management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15e and 15d-15e under the Exchange Act) designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of our disclosure controls and procedures as defined under the Exchange Act as of June 30, 2011. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2011, our disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15(d)-15(e) under the Exchange Act, were effective.

Changes in internal controls over financial reporting.

There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On May 9, 2011, Robert S. Goggins, III (“Goggins”), a stockholder of the Company, filed a complaint in the Court of Chancery of the State of Delaware (“Court of Chancery”), naming the Company and its directors as defendants. In the complaint, Goggins sought to enjoin the 2011 Annual Meeting of Stockholders to take place on June 6, 2011. On May 24, 2011, Goggins filed a motion for preliminary injunctive relief to enjoin the Annual Meeting on June 6, 2011. On June 3, 2011, the Court of Chancery denied the motion and the Annual Meeting was held on June 6, 2011. On June 29, 2011, Goggins filed a notice of voluntary dismissal and the complaint was dismissed.

On July 9, 2007, Molecular Analytical Systems (“MAS”) filed a lawsuit in the Superior Court of California for the County of Santa Clara naming Vermillion and Bio-Rad as defendants (the “State Court lawsuit”). Under the State Court lawsuit, MAS sought an unspecified amount of damages and alleged, among other things, that we are in breach of a license agreement with MAS relating to the SELDI technology as a result of our entry into a sublicense agreement with Bio-Rad. We filed a petition to compel arbitration, which was denied in the trial court. We then filed our general denial and affirmative defenses on April 1, 2008. The Company and Bio-Rad thereafter appealed the denial of the motion to compel arbitration, which appeal had the effect of staying the State Court lawsuit, which stay was further extended in both the state trial and appellate courts when we filed a Voluntary Petition for Relief under Chapter 11 in the Bankruptcy Court on March 30, 2009. MAS filed a proof of claim on July 15, 2009, in connection with our Chapter 11 bankruptcy proceedings. The proof of claim mirrored the MAS lawsuit and asserted that we breached the Exclusive License Agreement by transferring certain technologies to Bio-Rad without obtaining MAS’s consent. MAS listed the value of its claim as in excess of $5,000,000. On December 28, 2009, we objected to MAS’s Proof of Claim in the Bankruptcy Court. On January 7, 2010, the Bankruptcy Court confirmed our Plan of Reorganization. Per the Court’s order confirming the Plan, our bankruptcy case will be closed when, along with other requirements, a final, non-appealable judgment is entered on MAS’s claims. After the Plan of Reorganization was confirmed, MAS filed a motion with the Bankruptcy Court asking it to abstain from hearing its proof of claim and asked the Bankruptcy Court to grant relief from the automatic stay so that MAS could proceed with the State Court lawsuit in California. Over our objection, the Bankruptcy Court granted that motion on March 15, 2010. Thereafter, the California Court of Appeal set oral argument on our appeal of the trial court order denying our motion to compel arbitration for June 17, 2010. The California Court of Appeals overturned the Superior Court’s decision in an opinion dated July 9, 2010, and ordered that the dispute be arbitrated before JAMS. MAS filed its demand for arbitration on September 15, 2010. The demand did not include any additional detail regarding MAS’s claims, and submitted the same complaint for unspecified damages that MAS filed in the Superior Court in 2007. The parties are currently conducting discovery and the Arbitrator has set September 21, 2011 as the date on which a hearing will commence on MAS’s claims. An unfavorable judgement against us could require us to pay monetary damages. Management does not believe an unfavorable outcome is probable, or even reasonably possible for which an amount or range of loss can be estimated such that would require an accrual or disclosure under ASC 450, contingencies; however, management cannot predict the ultimate outcome of this matter at this time.

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

We expect that a significant amount of our revenues for the foreseeable future will be derived through our strategic partnership with Quest Diagnostics and will be based on the number of OVA1 tests performed by Quest Diagnostics and the reimbursement rate received by Quest Diagnostics for those tests. On November 10, 2010, we entered into an Amendment No. 4 to our Strategic Alliance Agreement with Quest Diagnostics (the “Amendment No. 4”). Under the terms of the Amendment, we are to be paid $50 for each OVA1 performed by Quest Diagnostics, as well as a 33% royalty of Quest Diagnostics’ gross margin from performing OVA1 domestically. Amendment No. 4 provides for a monthly payment by Quest Diagnostics to us based on Quest Diagnostics’ average reimbursement per OVA1 in the previous month. Under the terms of Amendment No. 4, the royalty portion of our revenue is subject to adjustment, either up or down, on an annual basis within 60 days of the end of each calendar year based on Quest Diagnostics’ actual reimbursement history for that calendar year. To the extent Quest Diagnostics is not reimbursed, is reimbursed at a lower than expected rate, or has reimbursement claims rejected, the royalty amounts owed to us would be reduced. Any amounts owed by us to Quest Diagnostics will be deducted against payments owed to us in future periods. The number of tests performed by Quest Diagnostics and the amount of reimbursement received by Quest Diagnostics in any given period will be largely outside of our control. If Quest Diagnostics were to perform fewer tests or receive less reimbursement per test than expected, it could have a material adverse effect on our revenue and results of operations.

How we will recognize future revenue under the Quest Diagnostics Strategic Alliance Agreement remains uncertain and is likely to change, which could affect our revenue in future periods.

As described in detail above, Amendment No. 4 changed the structure and calculation of the payment to be received by us from Quest Diagnostics relating to OVA1. Given our limited commercialization history with OVA1, our lack of experience with the new payment terms contained in Amendment No. 4 and our inability to know or control Quest Diagnostics’ reimbursement rates for OVA1, it may be difficult for us to estimate the amount of the future revenues and the size of any year-end adjustment. It is likely that we will be unable to recognize some or all of the revenue from the royalty payments to be received from Quest Diagnostics until we are better able to estimate the final royalty payment amounts and the magnitude and effect of the annual recalculation and adjustment mechanism. Accordingly, the amount of revenue we will be able to recognize in any quarter could vary significantly, and the method used to calculate that revenue could be subject to change.

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

As of June 30, 2011, we had $5,000,000 of outstanding principal of our 7.00% Notes and $7,000,000 outstanding under our secured line of credit with Quest Diagnostics.

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

Our success depends on our ability to continue to develop and commercialize diagnostic products. There is considerable risk in developing diagnostic products based on our biomarker discovery efforts, as candidate biomarkers may fail to validate results in larger clinical studies or may not achieve acceptable levels of clinical accuracy. It is possible that data from our ongoing PAD intended use study, once received and analyzed, could indicate that the markers will not perform at the same level as in our earlier development studies or at all. Similarly, markers being evaluated for OVA2 may not be validated in downstream pre-clinical or clinical studies, once we undertake and perform such studies.

If we do succeed in developing additional diagnostic tests with acceptable performance characteristics, we may not succeed in achieving significant commercial market acceptance for those tests. Our ability to successfully commercialize diagnostic products, including OVA1, will depend on several factors, including:

•	our ability to convince the medical community of the safety and clinical efficacy of our products and their advantages over existing or new diagnostic products;

•	our ability to further establish business relationships with other diagnostic or laboratory companies that can assist in the commercialization of these products in the US and globally; and

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

A 510(k) clearance or PMA approval of our device may place substantial restrictions on how our device is marketed or to whom it may be sold. All devices cleared by the FDA are subject to continuing regulation by the FDA and certain state agencies. As a medical device manufacturer, we are also required to register and list our products with the FDA. We are required to set forth and adhere to a Quality Policy and other regulations. In addition, we are required to comply with the FDA’s QSRs, which require that our devices be manufactured and records be maintained in a prescribed manner with respect to manufacturing, testing and control activities. Additionally, we may be subject to inspection by federal and state regulatory agencies. Non-compliance with these standards can result in, among other things, fines, injunctions, civil penalties, recalls, total or partial suspension of production. Further, we are required to comply with FDA requirements for labeling and promotion. For example, the FDA prohibits cleared or approved devices from being promoted for uncleared or unapproved uses. Labeling and promotional activities are subject to scrutiny by the FDA, which prohibits the marketing of medical devices for unapproved uses. Additionally, the FDA may has required us to perform certain post-marketing studies (“Post-market Surveillance”) to verify or validate the clinical performance of FDA-cleared tests. These studies will increase our research and development costs.

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

As of June 30, 2011, we have $7,000,000 outstanding from the secured lined of credit in connection with the Strategic Alliance. Over a two-year period, we borrowed monthly increments of $417,000, totaling $10,000,000, and have paid all interest that was due. Funds from this secured line of credit were used for certain costs and expenses directly related to the Strategic Alliance, with forgiveness of the repayment obligations based upon our achievement of milestones related to the development, regulatory approval and commercialization of certain diagnostic tests. On October 7, 2009, the Strategic Alliance Agreement was amended to extend the term of the agreement to end on the earlier of (i) October 7, 2012 and (ii) the date on which Quest Diagnostics has commercially launched three licensed laboratory tests under the Strategic Alliance. On September 11, 2009, we announced our milestone achievement of clearing OVA1 with the FDA and, effective after the emergence from bankruptcy, reduced our principal obligations under the Amended Strategic Alliance Agreement to $7,000,000. We are in discussions with Quest Diagnostics regarding the achievement of an additional $1,000,000 forgiveness milestone related to OVA1 under the terms of the Amended Strategic Alliance Agreement. Should we fail to achieve the remaining milestones, we would be responsible for the repayment of the outstanding principal amount and any unpaid interest on the secured line of credit on October 7, 2012, which could materially adversely affect our consolidated results of operations and financial condition.

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

On July 9, 2007, Molecular Analytical Systems (“MAS”) filed a lawsuit in the Superior Court of California for the County of Santa Clara naming Vermillion and Bio-Rad as defendants (the “State Court lawsuit”). Under the State Court lawsuit, MAS sought an unspecified amount of damages and alleged, among other things, that we are in breach of a license agreement with MAS relating to the SELDI technology as a result of our entry into a sublicense agreement with Bio-Rad. We filed a petition to compel arbitration, which was denied in the trial court. We then filed our general denial and affirmative defenses on April 1, 2008. The Company and Bio-Rad thereafter appealed the denial of the motion to compel arbitration, which appeal had the effect of staying the State Court lawsuit, which stay was further extended in both the state trial and appellate courts when we filed a Voluntary Petition for Relief under Chapter 11 in the Bankruptcy Court on March 30, 2009. MAS filed a proof of claim on July 15, 2009, in connection with our Chapter 11 bankruptcy proceedings. The proof of claim mirrored the MAS lawsuit and asserted that we breached the Exclusive License Agreement by transferring certain technologies to Bio-Rad without obtaining MAS’s consent. MAS listed the value of its claim as in excess of $5,000,000. On December 28, 2009, we objected to MAS’s Proof of Claim in the Bankruptcy Court. On January 7, 2010, the Bankruptcy Court confirmed our Plan of Reorganization. Per the Court’s order confirming the Plan, our bankruptcy case will be closed when, along with other requirements, a final, non-appealable judgment is entered on MAS’s claims. After the Plan of Reorganization was confirmed, MAS filed a motion with the Bankruptcy Court asking it to abstain from hearing its proof of claim and asked the Bankruptcy Court to grant relief from the automatic stay so that MAS could proceed with the State Court lawsuit in California. Over our objection, the Bankruptcy Court granted that motion on March 15, 2010. Thereafter, the California Court of Appeal set oral argument on our appeal of the trial court order denying our motion to compel arbitration for June 17, 2010. The California Court of Appeals overturned the Superior Court’s decision in an opinion dated July 9, 2010, and ordered that the dispute be arbitrated before JAMS. MAS filed its demand for arbitration on September 15, 2010. The demand did not include any additional detail regarding MAS’s claims, and submitted the same complaint for unspecified damages that MAS filed in the Superior Court in 2007. The parties are currently conducting discovery and the Arbitrator has set September 21, 2011 as the date on which a hearing will commence on MAS’s claims. An unfavorable judgment against us could require us to pay monetary damages. Management does not believe an unfavorable outcome is probable, or even reasonably possible for which an amount or range of loss can be estimated such that would require an accrual or disclosure under ASC 450, contingencies; however, management cannot predict the ultimate outcome of this matter at this time.

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

On February 18, 2011, we completed a follow-on public offering of our common stock in which we issued an additional 4 million shares and raised approximately $20.2 million in net proceeds. As of June 30, 2011, we had 14,811,601 shares of our common stock outstanding and 718,253 shares of our common stock reserved for future issuance to employees, directors and consultants pursuant to our employee stock plans, which excludes 838,809 shares of our common stock that were subject to outstanding options as well as unvested restricted stock awards. As of June 30, 2011, 206,150 shares of restricted stock awards to certain employees and Directors pursuant to the 2010 Plan remain unvested. These shares vest through March 2014. In addition, as of June 30, 2011, warrants to purchase 415,782 shares of our common stock were outstanding at exercise prices ranging from $9.25 to $25.00 per share, with a weighted average exercise price of $17.59 per share. Also at June 30, 2011, there were 250,000 shares of our common stock reserved for issuance upon conversion of the 7.00% Notes.

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

During the three months ended June 30, 2011, we distributed 37,817 shares of our common stock to our Directors pursuant to the Incentive Plan approved by the Bankruptcy Court. The shares were issued to the Directors as incentive payments for their services rendered to help achieve a successful restructuring of the Company, and therefore no consideration was paid by the Directors to the Company in exchange of the shares. The shares issued are exempted from the registration requirement pursuant to Section 1145(a)(1) of the Bankruptcy Code.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION

On June 17, 2011, we entered into a consulting agreement with Bruce A. Huebner, a member of our Board of Directors. Pursuant to the terms of the consulting agreement, Mr. Huebner is retained as an independent contractor to perform certain consulting services relating to sales, marketing, business development and corporate strategy for us. Mr. Huebner is compensated at the rate of $200 per hour for the consulting services provided, with the total compensation per day not to exceed $1,600.

ITEM 6.	EXHIBITS

(a)	The following exhibits are filed with this report as indicated below:

10.1	Exclusive Distribution Agreement, dated August 1, 2011, by and between Pronto Diagnostics Ltd., and Vermillion, Inc. *††

10.2	Consulting Agreement, dated June 17, 2011, by and between Bruce A. Huebner and Vermillion, Inc. * #

10.3	Amendment No. 5 to Strategic Alliance Agreement, dated April 2, 2011, by and among Quest Diagnostics Incorporated, Quest Diagnostics India Private Limited and Vermillion, Inc., incorporated by reference to the exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2011. †

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.0	Certification of the Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Attached as Exhibit 101 to this report are documents formatted in XBRL (Extensible Business Reporting Language). Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, the interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is otherwise not subject to liability under these sections.

*	Filed herewith.
#	Indicates management contract or compensatory plan.
†	Confidential treatment has been granted with respect to certain provisions of this agreement. Omitted portions have been filed separately with the SEC.
††	Certain portions of this exhibit have been omitted and filed separately with the SEC. Confidential treatment has been requested with respect to such omitted portions.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vermillion, Inc.

Date: August 9, 2011	/s/ Gail S. Page
Gail S. Page Executive Chairperson and Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2011	/s/ Sandra A. Gardiner
Sandra A. Gardiner Vice President and Chief Financial Officer (Principal Financial Officer)