Form 10-Q
period 2011-09-30
VERMILLION, INC.
filed 2011-11-09
CIK 926617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2011.

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☑    No  ☐

As of October 31, 2011, the Registrant had 14,856,634 shares of common stock, par value $0.001 per share, outstanding.

VERMILLION, INC.

FORM 10-Q

Vermillion, OVA1 and OvaCalc are registered trademarks of Vermillion, Inc. ProteinChip is a registered trademark of Bio-Rad Laboratories, Inc. BioSepra is a registered trademark of Pall Corporation.

PART I—FINANCIAL INFORMATION

ITEM 1. UNAUDITED FINANCIAL STATEMENTS

Vermillion, Inc.

Consolidated Balance Sheets

(Amounts in Thousands, Except Share and Par Value Amounts)

(Unaudited)

	September 30,	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$27,228	$22,914
Accounts receivable	114	136
Prepaid expenses and other current assets	455	779

Total current assets	27,797	23,829
Property and equipment, net	237	194
Other assets	12	12

Total assets	$28,046	$24,035

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,162	$998
Accrued liabilities	3,223	3,056
Convertible senior notes	—	5,000
Deferred revenue	1,001	1,049

Total current liabilities	6,386	10,103
Long-term debt owed to related party	7,000	7,000
Warrant liability	—	378
Deferred revenue	1,381	1,679
Other liabilities	104	259

Total liabilities	14,871	19,419

Commitments and contingencies (Note 5)

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding at September 30, 2011 and December 31, 2010	—	—

Common stock, $0.001 par value, 150,000,000 shares authorized at September 30, 2011 and December 31, 2010; 14,848,301 and 10,657,564 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	15	11
Additional paid-in capital	326,476	303,270
Accumulated deficit	(313,164)	(298,509)
Accumulated other comprehensive loss	(152)	(156)

Total stockholders’ equity	13,175	4,616

Total liabilities and stockholders’ equity	$28,046	$24,035

See accompanying notes to the consolidated financial statements.

Vermillion, Inc.

Consolidated Statement of Operations

(Amounts in Thousands, Except Share and Per Share Amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue:
Product revenue	$206	$114	$714	$159
License revenue	114	299	341	671

Total revenue	320	413	1,055	830

Cost of revenue:
Product	26	13	105	25

Total cost of revenue	26	13	105	25

Gross profit	294	400	950	805

Operating expenses:
Research and development(1)	1,370	1,111	4,219	2,797
Sales and marketing(2)	1,499	1,025	4,320	1,751
General and administrative(3)	1,952	1,864	6,982	6,604

Total operating expenses	4,821	4,000	15,521	11,152

Loss from operations	(4,527)	(3,600)	(14,571)	(10,347)

Interest income	18	12	55	25
Interest expense	(100)	(117)	(330)	(375)
Change in fair value and gain from exercise of warrants, net	32	980	374	4,427
Debt conversion costs	—	—	—	(141)
Reorganization items	(42)	(44)	(74)	(1,641)
Reorganization items—related party incentive plan	—	—	—	(6,932)
Other income (expense), net	(32)	33	(109)	(36)

Loss before income taxes	(4,651)	(2,736)	(14,655)	(15,020)
Income tax expense	—	—	—	—

Net loss	$(4,651)	$(2,736)	$(14,655)	$(15,020)

Net loss per share—basic and diluted	$(0.31)	$(0.26)	$(1.04)	$(1.45)

Weighted average common shares used to compute basic and diluted net loss per common share	14,820,694	10,495,324	14,041,549	10,345,995

Non-cash stock-based compensation expense included in operating expenses:
(1) Research and development	$181	$283	$590	$788
(2) Sales and marketing	40	26	122	51
(3) General and administrative	211	929	2,264	2,547

See accompanying notes to the consolidated financial statements.

Vermillion, Inc.

Consolidated Statements of Cash Flows

(Amounts in Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(14,655)	$(15,020)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in warrant value and gain from warrant exercise, net	(374)	(4,427)
Accrued incentive plan with related parties	—	4,141
Non-cash license revenue	(341)	(671)
Depreciation and amortization	55	103
Debt conversion costs	—	141
Loss on sale and disposal of property and equipment	—	54
Realized gain on sale of investments	—	(58)
Stock-based compensation expense	2,976	1,177
Changes in operating assets and liabilities:
Accounts receivable	22	(261)
Prepaid expenses and other assets	324	(163)
Accounts payable, accrued liabilities and other liabilities	1,537	191
Deferred revenue	(5)	148
Reorganization items	(365)	(3,859)

Net cash used in operating activities	(10,826)	(18,504)

Cash flows from investing activities:
Purchase of property and equipment	(98)	(170)
Proceeds from sale of investments	—	465
Proceeds from sale of property and equipment	—	5

Net cash (used in) / provided by investing activities	(98)	300

Cash flows from financing activities:
Principal repayment of debtor-in-possession loan financing with related party	—	(400)
Principal repayment of 7.00% convertible senior notes	(5,000)	—
Principal repayment of 4.50% convertible senior notes	—	(2,195)
Proceeds from sale of common stock, net of issuance costs	20,206	42,782
Proceeds from issuance of common stock from exercise of stock options	28	42
Issuance costs related to stock warrant exercises	—	(133)
Issuance costs related to conversion of convertible senior notes	—	(46)

Net cash provided by financing activities	15,234	40,050

Effect of exchange rate changes on cash and cash equivalents	4	6

Net increase in cash and cash equivalents	4,314	21,852
Cash and cash equivalents, beginning of period	22,914	3,440

Cash and cash equivalents, end of period	$27,228	$25,292

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$397	$1,341

Noncash investing and financing activities:
Principal reduction from conversion of senior convertible notes	$—	$(170)

Principal reduction from forgiveness of Quest Diagnostics secured line of credit	—	(3,000)
Issuance of common stock from warrant exercise	—	1,059
Issuance of common stock from conversion of principal and interest for senior convertible notes	—	504

See accompanying notes to the consolidated financial statements.

Vermillion, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1.	ORGANIZATION, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

Organization

Vermillion, Inc. (“Vermillion”; Vermillion and its wholly-owned subsidiaries are collectively referred to as “we” or the “Company”) is incorporated in the state of Delaware and is engaged in the business of developing and commercializing diagnostics tests in the fields of oncology, cardiology and women’s health. On March 9, 2010, we commercially launched the OVA1® ovarian tumor triage test (“OVA1”) and on September 20, 2010, OVA1 was CE marked, a requirement for marketing the test in the European Union. On April 2, 2011, we entered into Amendment No. 5 to the Strategic Alliance Agreement (“Amendment No. 5”) with Quest Diagnostics Incorporated (“Quest Diagnostics”) and Quest Diagnostics India Private Limited (“Quest Diagnostics India”). Pursuant to Amendment No. 5, Quest Diagnostics India will have the exclusive right to commercialize OVA1 in India for a certain period of time, as specified in the Strategic Alliance Agreement, as amended.

On August 1, 2011, we entered into an Exclusive Distribution Agreement (the “Pronto Agreement”) with Pronto Diagnostics Ltd. (“Pronto Diagnostics”). Pursuant to the Pronto Agreement, Pronto Diagnostics will have the exclusive right to distribute OVA1 in Israel and areas under Palestinian control for a certain period of time as specified in the Pronto Agreement, provided that Pronto Diagnostics achieves certain minimum sales of OVA1 to maintain the exclusive distribution rights.

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

The unaudited consolidated financial statements and related disclosures have been prepared with the presumption that users of the interim unaudited consolidated financial statements have read or have access to the audited consolidated financial statements for the preceding fiscal year. The consolidated balance sheet at December 31, 2010 has been derived from the audited consolidated financial statements at that date but does not include all the information and footnotes required by GAAP. Accordingly, these unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2010, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2011.

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

Significant Accounting and Reporting Policies

We have made no significant changes in our critical accounting policies and significant estimates from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the SEC on February 28, 2011.

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

Reorganization Items

Professional advisory fees and other costs directly associated with our reorganization are reported separately as reorganization items pursuant to ASC 852. Professional fees include legal fees undertaken as part of the reorganization process. The write-off of debt issuance costs and discounts related to debt generally represent one-time charges. Certain expenses incurred by non-debtors are paid by the Company and are reported as reorganization items. The reorganization items in the consolidated statement of operations for the three and nine months ended September 30, 2011 and 2010 consisted of the following items:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2011	2010	2011	2010
Debtors reorganization items
Professional fees associated with bankruptcy proceedings	$32	$35	$63	$892
Related party incentive plan	—	—	—	6,932

Total debtors reorganization items	32	35	63	7,824

Non-Debtors reorganization items
Professional fees associated with bankruptcy proceedings	10	9	11	749

Total reorganization items	$42	$44	$74	$8,573

Plan of Reorganization

On January 7, 2010, the Bankruptcy Court issued a confirmation order approving our Plan of Reorganization. The Plan of Reorganization contemplated the reorganization of the Company and the discharge of all outstanding claims against and interests in the Company. Pursuant to the Plan of Reorganization, as confirmed, each holder of an allowed priority claim received cash in an amount equal to such allowed claim. The secured claim arising from the Quest Diagnostics Credit Agreement and the Patent Security Agreement (the “secured line of credit”) was reinstated and unimpaired. Holders of the outstanding 4.50% Convertible Senior Notes (the”4.50% Notes”) received the payment of $2,195,000 of principal, the unpaid interest of $140,000 and 9,044 shares of common stock in exchange for their claims. $5,000,000 in principal of the outstanding 7.00% Convertible Senior Notes (the “7.00% Notes”) was reinstated. Holders of unpaid interest on previously converted 7.00% Notes received $362,000 in cash and 7,239 shares related to the unpaid interest of the 7.00% Notes. All holders of allowed general unsecured claims elected to receive cash and were entitled to be paid in full. The 7.00% Notes were due September 2011 and were paid in full upon maturity.

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

We achieved the milestone for FDA clearance of the first diagnostic test kit when OVA1 was cleared by the FDA in September 2009. While we were under Chapter 11 bankruptcy protection, we had not paid accrued interest on the secured line of credit and were therefore in default. In January 2010, we emerged from bankruptcy and cured the default upon payment of accrued interest, and as a result of the cure, the principal on the secured line of credit was reduced by $3,000,000 to $7,000,000. The outstanding principal balance of this secured line of credit was $7,000,000 at September 30, 2011 and December 31, 2010. We are currently in discussions with Quest Diagnostics regarding the achievement of an additional $1,000,000 forgiveness milestone related to OVA1 under the terms of the Strategic Alliance Agreement.

5.	COMMITMENTS AND CONTINGENCIES

Under the terms of a research collaboration agreement with The Johns Hopkins University School of Medicine (“JHU”), we were required to pay JHU $600,000, $618,000 and $637,000 for the years ended December 31, 2008, 2009 and 2010, respectively. In June 2010, the research collaboration agreement was amended by extending the term and reducing the payments to $300,000 for 2010, $400,000 for 2011, $400,000 for 2012 and $100,000 for 2013. In conjunction with the amendment, JHU forgave the previously outstanding amounts owed of $623,000, which we recognize as a reduction to research and development expenses straight line over the term of the amended agreement. Collaboration expenses under the JHU collaboration were $67,000 and $176,000 for the three and nine months ended September 30, 2011, and $68,000 and $275,000 for the three and nine months ended September 30, 2010, respectively. Collaboration expenses under the JHU collaboration are included in research and development expenses. In addition, under the terms of the amended research collaboration agreement, we are required to pay the greater of 4% royalties on net sales of diagnostic tests using the assigned patents or annual minimum royalties of $52,500. The minimum royalty was increased from $50,000 per annum to $52,500 in July 2011 in a contract amendment that expanded our patent rights for ovarian cancer.

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

Contingent Liabilities

Molecular Analytical Systems, Inc. Litigation

On July 9, 2007, Molecular Analytical Systems (“MAS”) filed a lawsuit in the Superior Court of California for the County of Santa Clara naming Vermillion and Bio-Rad as defendants (the “State Court lawsuit”). Under the State Court lawsuit, MAS sought an unspecified amount of damages and alleged, among other things, that we are in breach of a license agreement with MAS relating to the Surface Enhanced Laser Desorption/Ionization (“SELDI”) technology as a result of our entry into a sublicense agreement with Bio-Rad. We filed a petition to compel arbitration, which was denied in the trial court. We then filed our general denial and affirmative defenses on April 1, 2008. The Company and Bio-Rad thereafter appealed the denial of the motion to compel arbitration, which appeal had the effect of staying the State Court lawsuit, which stay was further extended in both the state trial and appellate courts when we filed a Voluntary Petition for Relief under Chapter 11 in the Bankruptcy Court on March 30, 2009. MAS filed a proof of claim on July 15, 2009, in connection with our Chapter 11 bankruptcy proceedings. The proof of claim mirrored the MAS lawsuit and asserted that we breached the Exclusive License Agreement by transferring certain technologies to Bio-Rad without obtaining MAS’s consent. MAS listed the value of its claim as in excess of $5,000,000. On December 28, 2009, we objected to MAS’s Proof of Claim in the Bankruptcy Court. On January 7, 2010, the Bankruptcy Court confirmed our Plan of Reorganization. Per the Court’s order confirming the Plan, our bankruptcy case will be closed when, along with other requirements, a final, non-appealable judgment is entered on MAS’s claims. After the Plan of Reorganization was confirmed, MAS filed a motion with the Bankruptcy Court asking it to abstain from hearing its proof of claim and asked the Bankruptcy Court to grant relief from the automatic stay so that MAS could proceed with the State Court lawsuit in California. Over our objection, the Bankruptcy Court granted that motion on March 15, 2010. Thereafter, the California Court of Appeal set oral argument on our appeal of the trial court order denying our motion to compel arbitration for June 17, 2010. The California Court of Appeals overturned the Superior Court’s decision in an opinion dated July 9, 2010, and ordered that the dispute be arbitrated before the Judicial Arbitration and Mediation Service (“JAMS”). MAS filed its demand for arbitration on September 15, 2010. The demand did not include any additional detail regarding MAS’s claims, and submitted the same complaint for unspecified damages that MAS filed in the Superior Court in 2007. The parties thereafter conducted discovery, and the arbitration hearing commenced on September 21, 2011. Both sides presented evidence over five hearing days, ending on October 4, 2011. The parties have agreed to complete post-hearing briefing by November 9, 2011 and will present closing arguments on November 11, 2011. We anticipate receiving a final ruling from the Arbitrator before the end of 2011. An unfavorable judgment against us could require us to pay monetary damages, including the possibility of punitive damages. Management does not believe an unfavorable outcome is probable, or even reasonably possible for which an amount or range of loss can be estimated such that would require an accrual or disclosure under ASC 450, contingencies; however, management cannot predict the ultimate outcome of this matter at this time.

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

In connection with the Instrument Business Sale, we entered into a letter agreement with Bio-Rad pursuant to which we agreed to indemnify Bio-Rad and its subsidiaries with respect to certain payments made by Bio-Rad in connection with the termination of employees of its former subsidiary in the United Kingdom in the six-month period immediately following the Instrument Business Sale. On May 4, 2007, Bio-Rad delivered a claim for indemnification under the agreement for $307,000, which was paid out of the $2,000,000 held in escrow. In August 2009, Bio-Rad also filed a proof of claim in the bankruptcy case for indemnification of the MAS lawsuit. Management is disputing the MAS claim and cannot predict the ultimate outcome of this matter at this time.

In connection with the Instrument Business Sale, we also entered into a manufacture and supply agreement with Bio-Rad on November 13, 2006, whereby we agreed to purchase ProteinChip Systems and ProteinChip Arrays (collectively, the “Research Tools Products”) from Bio-Rad. Under the terms of the manufacture and supply agreement, we agreed to provide Bio-Rad quarterly, non-binding, twelve-month rolling forecasts setting forth our anticipated needs for Research Tools Products over the forecast period. We were permitted to provide revised forecasts as necessary to reflect changes in demand for the products, and Bio-Rad was required to use commercially reasonable efforts to supply amounts in excess of the applicable forecast. Either party was permitted to terminate the agreement for convenience upon 180 days’ prior written notice, or upon default if the other party failed to cure such default within 30 days after notice thereof. In a letter from us to Bio-Rad dated May 2, 2008, we exercised our right to terminate the November 13, 2006 manufacture and supply agreement for convenience upon 180 days’ written notice. Consequently, termination of the agreement became effective on October 29, 2008. In October 2009, Bio-Rad filed a proof of claim in our bankruptcy case based on certain contract claims for approximately $1,000,000. We are attempting to resolve the contract claims and have accrued for this contingency at September 30, 2011 and December 31, 2010. Management cannot predict the ultimate outcome of this matter at this time.

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

6.	COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss as of September 30, 2011 and December 31, 2010 were as follows:

	September 30, 2011	December 31, 2010
(in thousands)
Cumulative translation adjustment	$(152)	$(156)

	$(152)	$(156)

Comprehensive loss for the three and nine months ended September 30, 2011 and 2010 was as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2011	2010	2011	2010
Net loss	$(4,651)	$(2,736)	$(14,655)	$(15,020)
Change in gain on long-term investments	—	(58)	—	(119)
Foreign currency translation adjustment	1	3	3	6

Comprehensive loss	$(4,650)	$(2,791)	$(14,652)	$(15,133)

7.	EMPLOYEE BENEFITS PLANS

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

Stock-Based Compensation

Employee Stock-based Compensation Expense

During the three months ended September 30, 2011, we did not grant any restricted share units to our executive officers. We granted 177,000 restricted share units to our executive officers during the nine months ended September 30, 2011 having a fair value of $724,000 and vesting on a quarterly basis over a three-year period beginning in March 2011. There was no restricted stock granted to our executive officers during the three and nine months ended September 30, 2010. We distributed 14,750 and 29,500 shares of common stock to our executive officers during the three and nine months ended September 30, 2011 per the terms of the restricted share unit grant.

On September 29, 2011, our Board of Directors approved the Company making income tax gross-up payments to our Chief Executive Officer in connection with the distribution of the 85,000 shares of restricted stock granted on March 18, 2011. A letter agreement to this effect was executed on October 3, 2011. We expensed approximately $19,000 related to this letter agreement during the three months ended September 30, 2011. A total of 14,166 of the 85,000 common shares have been distributed through September 30, 2011.

During the three and nine months ended September 30, 2011, we granted 9,495 and 97,295 restricted share units to our Board of Directors as compensation for their services during 2011. The March 2011 restricted stock grants of 87,800 shares have a fair value of $347,000 and vest 50% on June 1, 2011 and 25% each on September 1, 2011 and December 1, 2011. The September 2011 restricted stock grant of 9,495 shares has a fair value of $26,000 and vests on December 1, 2011. There was no restricted stock granted to our Board of Directors during the three and nine months ended September 30, 2010. We distributed 21,950 and 65,850 shares of common stock to our Board of Directors during the three and nine months ended September 30, 2011 per the terms of the restricted share unit grant.

There were no stock option grants during the three months ended September 30, 2011. We granted stock options to purchase 36,430 shares of common stock with an average exercise price of $4.30 during the nine months ended September 30, 2011. We granted stock options to purchase up to 49,500 and 195,500 shares of common stock with an average exercise price of $7.81 and $21.59 during the three and nine months ended September 30, 2010, respectively. The fair value of the stock options granted was valued on the date of grant using the Black-Scholes valuation model using the following average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Dividend yield	—	0%	0%	0%
Volatility	—	81%	79%	82%
Risk-free interest rate	—	1.97%	2.01%	2.37%
Expected lives (years)	—	5.7	5.7	5.6
Weighted average fair value	—	$5.34	$2.90	$14.95

The allocation of employee stock-based compensation expense by functional area for the three and nine months ended September 30, 2011 and 2010, respectively, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2011	2010	2011	2010
Research and development	$181	$283	$590	$750
Sales and marketing	40	26	122	46
General and administrative	211	929	2,264	2,447

Total	$432	$1,238	$2,976	$3,243

Non-employee Stock-based Compensation Expense

We recognize stock-based compensation expense related to stock options granted to non-employees as the stock options are earned. As part of the bankruptcy case, certain former employees were converted into consultants whereby their existing stock options continued to vest, under the original terms of their stock option grants, as they provided consulting services to the Company. We amortize the values attributable to these options over the service period. The unvested portion of these options was re-measured at each vesting date. We believe that the fair value of the stock options is more reliably measurable than the fair value of the services received. There were no such options remaining outstanding at September 30, 2011. The fair value of the stock options granted were revalued using the Black-Scholes valuation model as prescribed by ASC 505, “Equity,” using the following average assumptions:

Nine Months Ended September 30, 2010
Dividend yield	0%
Volatility	82%
Risk-free interest rate	3.19%
Expected lives (years)	7.81
Weighted average fair value	$14.44

The stock-based compensation expense will fluctuate as the fair market value of the common stock fluctuates. There was no stock-based compensation expense for non-employees during the three and nine months ended September 30, 2011 or the three months ended September 30, 2010. In connection with stock options relating to non-employees, we recorded non-employee stock-based compensation allocated by functional area for the nine months ended September 30, 2010 as follows:

(in thousands)	Nine Months Ended September 30, 2010
Research and development	$38
Sales and marketing	5
General and administrative	100

Total	$143

8.	COMMON STOCK

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

Common Stock Warrants

At September 30, 2011 and December 31, 2010, the Company had warrants outstanding to purchase 195,012 shares of common stock that are subject to fair value measurement on a recurring basis. These warrants expire in August 2012. The fair value of these common stock warrants for the three and nine months ended September 30, 2011 and 2010 was determined using a Black-Scholes valuation model with the following Level 3 inputs:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Dividend yield	0%	0%	0%	0%
Volatility	64%	81%	61%	83%
Risk-free interest rate	0.12%	0.40%	0.29%	0.80%
Expected lives (years)	0.92	1.92	1.17	2.17
Weighted average fair value	$0.02	$1.56	$0.19	$9.94

For the three and nine months ended September 30, 2011, income relating to changes in fair value of the common stock warrant liabilities totaled $32,000 and $374,000, respectively. For the three and nine months ended September 30, 2010, income relating to changes in fair value of the common stock warrant liabilities totaled $980,000 and $4,204,000, respectively. No warrants were exercised during the three months and nine months ended September 30, 2011. As a result of warrant exercises, we recognized total gains of none and $223,000 for the three and nine months ended September 30, 2010, respectively. Warrant liabilities at September 30, 2011 are included in accrued liabilities. The following table is a reconciliation of the warrant liability measured at fair value using Level 3 inputs for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2011	2010	2011	2010
Balance at beginning of period	$36	$1,284	$378	$5,659
Change in fair value of common stock warrants	(32)	(980)	(374)	—
Issuance of common stock from warrant exercise	—	—	—	(4,204)
Reclassification of warrant fair value to equity upon exercise and issuance of common stock	—	—	—	(1,151)

Balance at end of period	$4	$304	$4	$304

The following table sets forth the Company’s financial liabilities, related to common stock warrants issued in the August 29, 2007 private placement, subject to fair value measurements as of September 30, 2011:

		Fair Value Measurements at Reporting Date Using
(in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Liabilities:
Common stock warrants	$4	$—	$—	$4

9.	LOSS PER SHARE

We calculate basic loss per share using the weighted average number of common shares outstanding during the period. Because we are in a net loss position, diluted loss per share is calculated using the weighted average number of common shares outstanding and excludes the effects of 1,205,078 and 1,630,095 potential common shares as of September 30, 2011 and 2010, respectively, that are antidilutive. Potential common shares include common shares issuable upon conversion of all convertible senior notes, incremental shares of common stock issuable upon the exercise of outstanding stock options, common stock warrants and restricted stock awards.

10.	RELATED PARTY TRANSACTIONS

Consulting Agreements

On June 17, 2011, we entered into a consulting agreement with Bruce A. Huebner, a member of our Board of Directors. Pursuant to the terms of the consulting agreement, Mr. Huebner is retained as an independent contractor to perform certain consulting services relating to sales, marketing, business development and corporate strategy for us. For the three and nine months ended September 30, 2011, we incurred $6,000 and $8,000 in general and administrative expenses under the consultant arrangement, respectively.

On March 26, 2009, we entered into a consulting agreement with our former Chief Executive Officer and current Director. For the three and nine months ended September 30, 2010, we incurred none and $24,000 in general and administrative expenses under the consultant arrangement. On February 1, 2010, this consulting agreement was terminated when we re-hired our Chief Executive Officer.

On September 14, 2009, we entered into a consulting agreement with our former Vice President and Chief Science Officer. For the three and nine months ended September 30, 2010, we incurred none and $14,272 in research and development expenses under the consulting arrangement. On February 1, 2010, this consulting agreement was terminated when we re-hired our Senior Vice President and Chief Science Officer. Effective October 11, 2011, this individual was named our Senior Vice President and Chief Medical Officer.

On November 2, 2011, the Company entered into a consulting agreement with our Senior Vice President and Chief Medical Officer, effective on November 4, 2011. Pursuant to the terms of the consulting agreement, this individual will continue to serve as the Company’s Chief Medical Officer and a member of the Company’s Scientific Advisory Board.

Quest Diagnostics

Quest Diagnostics is a significant stockholder and the holder of our Secured Line of Credit (see Note 4). Accounts receivable from Quest Diagnostics under the Strategic Alliance Agreement totaled $110,000 and $121,000 at September 30, 2011 and December 31, 2010, respectively.

Debtor’s Incentive Plan

In connection with the Bankruptcy Filing, on April 21, 2009, the Company filed the Debtor’s Motion for Entry of an Order Approving the Debtor’s Incentive Plan (the “Incentive Plan”) and Authorizing Payments thereunder pursuant to §§ 363(b) and 503(b) of the Bankruptcy Code (the “Incentive Plan Motion”) which sought to provide proper incentives to the Directors (Gail Page, John Hamilton and James Burns, collectively, the “Directors”) to help achieve a successful restructuring of the Company. Under the final terms of the Incentive Plan, the Company was directed to distribute an aggregate of $5,000,000 in cash and 302,541 shares of restricted stock having a fair value of $6,626,000 in Incentive Plan Payments to the Directors. All such restricted stock was to be distributed, with 1/24th of it vesting on each monthly anniversary of the vesting commencement date, June 22, 2009. The liability was accounted for upon the occurrence of the qualified transaction on January 7, 2010 when the Bankruptcy Court issued a confirmation order approving the Company’s Reorganization Plan. Accordingly, the Company recorded a charge of none and $1,656,000 for the three and nine months ended September 30, 2011, respectively. The Company recorded a charge of $828,000 and $9,141,000 for the three and nine months ended September 30, 2010, respectively. The expense for the three and nine months ended September 30, 2011 was recorded in general and administrative expenses. For the nine months ended September 30, 2010, the Company incurred $9,141,000 under the terms of the Incentive Plan, of which $6,932,000 was recorded in Reorganization Items for the period prior to emerging out of bankruptcy and $2,209,000 was recorded in general and administrative expenses for the period subsequent to emerging out of bankruptcy. In April 2010, the Company distributed an aggregate of $5,000,000 in cash to the Directors. As of September 30, 2011, all 302,541 shares of common stock were distributed to the Directors under the Incentive Plan.

11.	SUBSEQUENT EVENTS

        On November 8, 2011, we entered into an asset purchase agreement with Correlogic Systems, Inc. (“Correlogic”), pursuant to which, subject to the satisfaction of certain conditions, we have agreed to pay to Correlogic $435,000 and purchase from Correlogic substantially all of its assets, including, without limitation, certain documents, diagnostic samples and intellectual property owned by and licensed to Correlogic in connection with Correlogic’s ovarian cancer diagnostics business, including a diagnostic test under the name “OvaCheck2™” for the detection of ovarian cancer. The assets will be acquired under Sections 105 and 363 of the Chapter 11 of the U.S. Bankruptcy Code. The completion of the asset acquisition is subject to the satisfaction of customary closing conditions, as well as approval of the transaction and the asset purchase agreement by the United States Bankruptcy Court for the District of Maryland and the Court’s confirmation and clarification of the rights of Quest Diagnostics and Laboratory Corporation of America Holdings to certain of Correlogic’s assets pursuant to Section 365(n) of Chapter 11 of the U.S. Bankruptcy Code.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

The Company has made statements in this Quarterly Report on Form 10-Q that are deemed forward-looking statements for purposes of the safe harbor provisions under the Private Securities Litigation Reform Act of 1995. The Company claims the protection of such safe harbor, and disclaims any intent or obligation to update any forward-looking statement. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “plan,” “could,” “should” and “continue” or the negative of such terms or other similar words. These forward-looking statements may also use different phrases. The Company has based these forward-looking statements on management’s (“we”, “us” or “our”) current expectations and projections about future events. Examples of forward-looking statements include the following statements:

•	projections of our future revenue, results of operations and financial condition;

•	anticipated efficacy of our products, product development activities and product innovations;

•	competition and consolidation in the markets in which we compete;

•	existing and future collaborations and partnerships;

•	the utility of biomarker discoveries;

•	our belief that biomarker discoveries may have diagnostic and/or therapeutic utility;

•	the confirmation of our top-line data from our PAD intended use study as data analysis proceeds;

•	our plans to develop and commercialize diagnostic tests through our strategic alliance with Quest Diagnostics;

•	our ability to comply with applicable government regulations;

•	our ability to expand and protect our intellectual property portfolio;

•	anticipated future losses;

•	expected levels of expenditures;

•	expected market adoption of our diagnostic tests, including OVA1;

•	our ability to obtain reimbursement for our diagnostic tests, including OVA1;

•	forgiveness of the outstanding principal amounts of the secured line of credit by Quest Diagnostics;

•	accounting treatment of revenue from our agreement with Quest Diagnostics;

•	the period of time for which our existing financial resources, debt facilities and interest income will be sufficient to enable us to maintain current and planned operations; and

•	market risk of our investments.

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

The Medicare contractor Highmark Medicare Services has been covering OVA1 in its reimbursement program since March 2010. Also, 22 independent BCBS plans, representing approximately 36.0 million lives, are currently covering OVA1. Including Medicare and other regional plans, we believe total coverage for OVA1 is approximately 82.5 million lives.

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

On September 6, 2011, we announced that the United States Patent and Trademark Office (“USPTO”) has issued patent number 8,014,952 entitled “Serum Biomarkers in Lung Cancer” to the Company.

On September 14, 2011, we announced the presentation of data by Fred Ueland, M.D., Associate Professor of Gynecologic Oncology at the University of Kentucky’s Markey Cancer Center, and principal investigator of the multi-center OVA1 clinical trial, demonstrating the improvement in sensitivity when using imaging in conjunction with OVA1. The key finding from Dr. Ueland’s presentation at the 17th Annual European Society of Gynecologic Oncology meeting held in Milan from September 11th to 14th, 2011 is that OVA1, when combined with imaging, achieved 98.1% sensitivity for all types of ovarian cancers and obtained a negative predictive value of 96.3%. A higher OVA1 score also correlated with an increasing risk of ovarian malignancy.

On September 26, 2011, we announced the appointment of Donald Munroe, Ph.D. as Chief Scientific Officer and Vice President of Research and Development. In this role, Dr. Munroe will support OVA1 with clinical and technical collaborations as well as Quality and Regulatory responsibilities. In addition, Dr. Munroe will be responsible for furthering development of our two pipeline products, OVA2TM and VASCLIR®. Specifically, he will continue the preclinical studies and initiate appropriate clinical studies for registration of these products. As part of his role, he will identify and establish appropriate platform partnerships for the commercialization of these potential products. In conjunction with Dr. Munroe’s hiring, Eric T. Fung, MD, Ph.D. became Chief Medical Officer. Dr. Fung will focus on our OVA1 commercialization efforts, including providing ongoing medical support for Vermillion and Quest Diagnostics, assisting in obtaining reimbursement through payer meetings and post-marketing studies, and accelerating OVA1 international expansion. Additionally, Dr. Fung will provide medical support for the development of our two pipeline products. These changes were effective as of October 11, 2011.

On October 3, 2011, we announced positive top-line results from the intended use study of our PAD blood test, VASCLIR. The goals of the study were to validate the markers described in earlier publications (Circulation, 2007 and Vascular Medicine, 2008) and to develop and validate a biomarker panel applicable to the intended use population.

Key takeaways from the study include the following:

•

The individual biomarkers beta 2 microglobulin (b2m), cystatin C, and hsCRP (high sensitivity c-reactive protein), each has statistically significant different levels between PAD subjects and non-PAD subjects (p<.001).

•	As in the previous study, these biomarkers also showed correlation to the ankle-brachial index (ABI), each with p<.001.

•	Preliminary assessment of candidate biomarker panels derived in the intended use population demonstrated an odds-ratio of approximately seven.

The intended use study was a prospective, double-blinded multi-center study of approximately 1,000 subjects who met specific inclusion criteria for being at increased risk of having PAD, including smokers and diabetics age 50 or above and elderly age 70 or above. The study was conducted in conjunction with CPC Clinical Research, led by William R. Hiatt, MD, who is currently the Novartis Foundation endowed professor for cardiovascular research in the Department of Medicine, University of Colorado School of Medicine appointed in cardiology and a clinical focus in vascular medicine.

On September 29, 2011, our Board of Directors determined that it was appropriate for the Company to separate the role of Chairman of the Board from the role of Chief Executive Officer. To this end, Gail S. Page resigned her role as Chairman of the Board and the Board elected James S. Burns as Chairman of the Board. Mr. Burns has been a director of the Board since 2005. Ms. Page will continue in her role as President and Chief Executive Officer of the Company and as a member of the Board.

On September 29, 2011, the Board granted 9,495 restricted stock units (“RSU’s”) to Bruce Huebner for his service as a director of the Board starting on May 17, 2011. The RSUs granted to Mr. Huebner will vest on December 1, 2011. The Board also approved the Company making tax gross-up payments to Ms. Page in connection with the distribution of the 85,000 RSU’s granted to her on March 18, 2011. A letter agreement to this effect was executed on October 3, 2011.

On October 5, 2011, Sandra A. Gardiner announced her resignation as our Vice President and Chief Financial Officer, effective October 21, 2011. Ms. Gardiner accepted an employment opportunity in the San Francisco Bay Area and her resignation was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices. In conjunction with Ms. Gardiner’s resignation, Eric Schoen was appointed as our Chief Accounting Officer effective October 6, 2011.

On November 2, 2011, the Company entered into a consulting agreement with Eric T. Fung, M.D., Ph.D., effective on November 4, 2011. Pursuant to the terms of the consulting agreement, Dr. Fung will continue to serve as the Company’s Chief Medical Officer and a member of the Company’s Scientific Advisory Board. In lieu of Dr. Fung’s prior compensation, the Company will pay Dr. Fung on an hourly basis at the rate of $145. The Company will also pay Dr. Fung at the rate of $2,500 per quarter for services provided by him as a member of the Company’s Scientific Advisory Board.

Dr. Fung’s existing stock options and restricted stock units will continue to vest in accordance with the terms of the respective stock option and restricted stock unit agreements. The consulting agreement entered into between Dr. Fung and the Company is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

On November 3, 2011, we announced the receipt of a notice of allowance from the USPTO for our fifth patent covering a combination of biomarkers that could be used in the diagnosis of PAD, a condition that raises the risk of heart attack and stroke. The patent, entitled “Beta-2 Microglobulin (B2m) and C Reactive Protein (CRP) as Biomarkers for Peripheral Artery Disease,” involves a unique combination of B2m and CRP, two proteins that have been demonstrated in numerous studies to be associated with PAD.

On November 8, 2011, we entered into an asset purchase agreement with Correlogic Systems, Inc. (“Correlogic”), pursuant to which, subject to the satisfaction of certain conditions, we have agreed to pay to Correlogic $435,000 and purchase from Correlogic substantially all of its assets, including, without limitation, certain documents, diagnostic samples and intellectual property owned by and licensed to Correlogic in connection with Correlogic’s ovarian cancer diagnostics business, including a diagnostic test under the name “OvaCheck2™” for the detection of ovarian cancer. The assets will be acquired under Sections 105 and 363 of the Chapter 11 of the U.S. Bankruptcy Code. The completion of the asset acquisition is subject to the satisfaction of customary closing conditions, as well as approval of the transaction and the asset purchase agreement by the United States Bankruptcy Court for the District of Maryland and the Court’s confirmation and clarification of the rights of Quest Diagnostics and Laboratory Corporation of America Holdings to certain of Correlogic’s assets pursuant to Section 365(n) of Chapter 11 of the U.S. Bankruptcy Code.

Critical Accounting Policies and Significant Estimates

We have made no significant changes in our critical accounting policies and significant estimates from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the SEC on February 28, 2011.

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

Results of Operations—Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

The selected summary financial and operating data of Vermillion for the three months ended September 30, 2011 and 2010 were as follows:

	Three Months Ended September 30,		Increase (Decrease)
(dollars in thousands)	2011	2010	Amount	%
Revenue:
Product	$206	$114	$92	81
License	114	299	(185)	(62)

Total revenue	320	413	(93)	(23)

Cost of revenue:
Product	26	13	13	100

Total cost of revenue	26	13	13	100

Gross profit	294	400	(106)	(27)
Operating expenses:
Research and development	1,370	1,111	259	23
Sales and marketing	1,499	1,025	474	46
General and administrative	1,952	1,864	88	5

Total operating expenses	4,821	4,000	821	21

Loss from operations	(4,527)	(3,600)	(927)	26
Interest income	18	12	6	50
Interest expense	(100)	(117)	17	(15)
Change in fair value and gain from exercise of warrants, net	32	980	(948)	(97)
Reorganization items	(42)	(44)	2	(5)
Other income (expense), net	(32)	33	(65)	(197)

Loss before income taxes	(4,651)	(2,736)	(1,915)	70
Income tax benefit (expense)	—	—	—	—

Net loss	$(4,651)	$(2,736)	$(1,915)	70

Product Revenue. Product revenue was $206,000 for the three months ended September 30, 2011 compared to $114,000 for the same period in 2010. We recognized product revenue for the three months ended September 30, 2011 for the sale of OVA1 through Quest Diagnostics. Quest Diagnostics performed approximately 4,108 OVA1 tests during the three months ended September 30, 2011 compared to approximately 1,250 tests for the same period in 2010. We commercially launched OVA1 on March 9, 2010. Product revenue increased $92,000 for the three months ended September 30, 2011 compared to the same period in 2010 due to the increased volume of tests. The timing of revenue recognition for the payments associated with the increased number of tests was impacted by the November 10, 2010 Amendment No. 4 to the Strategic Alliance Agreement with Quest Diagnostics (“Quest Amendment No. 4”). Product revenue for the three months ended September 30, 2011 was derived solely from domestic sales of OVA1.

License Revenue. License revenue was $114,000 for the three months ended September 30, 2011 compared to $299,000 for the same period in 2010. Under the terms of our secured line of credit with Quest Diagnostics, $3,000,000 principal was forgiven upon the achievement of FDA clearance of OVA1. This amount is recognized as license revenue straight-lined over the period of sales exclusivity Quest Diagnostics received beginning on OVA1’s commercialization date of March 9, 2010. License revenue decreased $185,000, or 62%, for the three months ended September 30, 2011 compared to the same period in 2010 due to the extension of the term of exclusivity for up to three additional years in Quest Amendment No. 4. The balance of the $3,000,000 forgiven will be recognized over the revised period of exclusivity.

Product Cost of Revenue. Cost of product revenue includes royalties on net sales paid to JHU, as well as sample acquisition and lot qualification costs related to the testing of reagent lots for the assays included in OVA1 to ensure they meet the specifications required for inclusion. Product cost of revenue totaled $26,000 for the three months ended September 30, 2011 compared to $13,000 in the same period in 2010 due to increased sample acquisition and lot qualification costs related to increased OVA1 sales volume requiring more frequent lot qualification.

Research and Development Expenses. Research and development expenses represent costs incurred to develop our technology and carry out clinical studies, and include personnel-related expenses, regulatory costs, reagents and supplies used in research and development laboratory work, infrastructure expenses, including allocated facility occupancy and information technology costs, contract services and other outside costs. Research and development expenses also include costs related to activities performed under contracts with our collaborators and strategic partners. Research and development expenses increased by $259,000, or 23%, for the three months ended September 30, 2011 compared to the same period in 2010. This increase was due primarily to a $701,000 increase in clinical trial and collaboration costs for the ongoing development of our ovarian cancer program and our PAD blood test, VASCLIR, partially offset by a decrease in stock compensation costs of $102,000 and lower salary and bonus costs of $142,000 compared to the same period in 2010.

Sales and Marketing Expenses. Our sales and marketing expenses consist primarily of personnel-related expenses, education and promotional expenses, and infrastructure expenses, including allocated facility occupancy and information technology costs. These expenses include the costs of educating physicians, laboratory personnel and other healthcare professionals regarding OVA1. Sales and marketing expenses also include the costs of sponsoring continuing medical education, medical meeting participation and dissemination of scientific and health economic publications. Our personnel-related expenses include the cost of our Territory Development Managers, the subject matter experts responsible for market development and the coordination of interactions with the Quest Diagnostics’ sales team. Sales and marketing expenses increased by $474,000, or 46%, for the three months ended September 30, 2011 compared to the same period in 2010. The increase was primarily due to a $353,000 increase in personnel and personnel-related expenses, reflecting a full quarter of expense for five sales and marketing related personnel added during the three month period ended September 30, 2010 plus the addition of three such personnel subsequent to September 30, 2010 bringing the total to 18 at September 30, 2011.

General and Administrative Expenses. General and administrative expenses consist primarily of personnel-related expenses, professional fees and other costs, including legal, finance and accounting expenses and other infrastructure expenses, including allocated facility occupancy and information technology costs. General and administrative expenses increased by $88,000, or 5%, for the three months ended September 30, 2011 compared to the same period in 2010. General and administrative expenses for the three months ended September 30, 2011 included an $824,000 increase in legal fees due primarily to costs of the MAS arbitration. In addition, personnel and personnel-related expenses increased $100,000 due to additional headcount compared to the prior year. These increases were partially offset by a decrease in stock compensation expenses of $718,000 as all Incentive Plan costs were fully amortized in the prior quarter.

Change in fair value and gain from exercise of warrants, net. The change in fair value and gain from exercise of warrants was $32,000 for the three months ended September 30, 2011 compared to $980,000 for the three months ended September 30, 2010. The decrease of $948,000 for the three months ended September 30, 2011 compared to the same period in 2010 was primarily due to the relative decrease in the Company’s stock price during the respective three month periods.

Results of Operations—Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

The selected summary financial and operating data of Vermillion for the nine months ended September 30, 2011 and 2010 were as follows:

	Nine Months Ended September 30,		Increase (Decrease)
(dollars in thousands)	2011	2010	Amount	%
Revenue:
Product	$714	$159	$555	349
License	341	671	(330)	(49)

Total revenue	1,055	830	225	27

Cost of revenue:
Product	105	25	80	320

Total cost of revenue	105	25	80	320

Gross profit	950	805	145	18
Operating expenses:
Research and development	4,219	2,797	1,422	51
Sales and marketing	4,320	1,751	2,569	147
General and administrative	6,982	6,604	378	6

Total operating expenses	15,521	11,152	4,369	39

Loss from operations	(14,571)	(10,347)	(4,224)	41
Interest income	55	25	30	120
Interest expense	(330)	(375)	45	(12)
Change in fair value and gain from exercise of warrants, net	374	4,427	(4,053)	(92)
Debt conversion costs	—	(141)	141	—
Reorganization items	(74)	(1,641)	1,567	(95)
Reorganization items—related party incentive plan	—	(6,932)	6,932	—
Other income (expense), net	(109)	(36)	(73)	203

Loss before income taxes	(14,655)	(15,020)	365	(2)
Income tax benefit (expense)	—	—	—	—

Net loss	$(14,655)	$(15,020)	$365	(2)

Product Revenue. Product revenue was $714,000 for the nine months ended September 30, 2011 compared to $159,000 for the same period in 2010. The Company performed approximately 11,108 OVA1 tests during the nine months ended September 30, 2011 compared to approximately 1,592 for the same period in 2010. Product revenue increased $555,000 for the nine months ended September 30, 2011 compared to the same period in 2010 due to the increased volume of tests as well as the recognition of $160,000 of deferred revenue upon meeting the criteria for revenue recognition.

License Revenue. License revenue was $341,000 for the nine months ended September 30, 2011 compared to $671,000 for the same period in 2010. Under the terms of our secured line of credit with Quest, $3,000,000 principal was forgiven upon the achievement of FDA clearance of OVA1. This amount is recognized as license revenue straight-lined over the period of sales exclusivity Quest Diagnostics received beginning on OVA1’s commercialization date of March 9, 2010. License revenue decreased $330,000, or 49%, for the nine months ended September 30, 2011 compared to the same period in 2010 due to the extension of the term of exclusivity for up to three additional years in Quest Amendment No. 4. The balance of the $3,000,000 forgiven is being recognized over the revised period of exclusivity.

Product Cost of Revenue. Cost of product revenue includes royalties on net sales paid to JHU, as well as sample acquisition and lot qualification costs related to the testing of reagent lots for the assays included in OVA1 to ensure they meet the specifications required for inclusion. Product cost of revenue was $105,000 for the nine months ended September 30, 2011 compared to $25,000 for the same period in 2010 due to increased sample acquisition and lot qualification costs as a result of the increased testing volume.

Research and Development Expenses. Research and development expenses represent costs incurred to develop our technology and carry out clinical studies, and include personnel-related expenses, regulatory costs, reagents and supplies used in research and development laboratory work, infrastructure expenses, including allocated facility occupancy and information technology costs, contract services and other outside costs. Research and development expenses also include costs related to activities performed under contracts with our collaborators and strategic partners. Research and development expenses increased by $1,422,000 or 51%, for the nine months ended September 30, 2011 compared to the same period in 2010. This increase was due primarily to a $2,056,000 increase in clinical trial and collaboration costs for the ongoing development of our ovarian cancer program and our PAD blood test, VASCLIR, partially offset by decreases in stock-based compensation expense, depreciation expense, and losses on disposal of property and equipment compared to the same period in 2010.

Sales and Marketing Expenses. Our sales and marketing expenses consist primarily of personnel-related expenses, education and promotional expenses, and infrastructure expenses, including allocated facility occupancy and information technology costs. These expenses include the costs of educating physicians, laboratory personnel and other healthcare professionals regarding OVA1. Sales and marketing expenses also include the costs of sponsoring continuing medical education, medical meeting participation and dissemination of scientific and health economic publications. Our personnel-related expenses include the cost of our Territory Development Managers, the subject matter experts responsible for market development and the coordination of interactions with the Quest Diagnostics’ sales team. Sales and marketing expenses increased by $2,569,000, or 147%, for the nine months ended September 30, 2011 compared to the same period in 2010. The increase was primarily due to a $1,790,000 increase in personnel and personnel-related expenses, reflecting 18 sales and marketing related personnel at September 30, 2011 whereas we were building our Territory Development Manager team during the nine months ended September 30, 2010. Trade show, advertising and marketing expenses also increased $427,000 related to the continuing cost of OVA1 promotion and education.

General and Administrative Expenses. General and administrative expenses consist primarily of personnel-related expenses, professional fees and other costs, including legal, finance and accounting expenses and other infrastructure expenses, including allocated facility occupancy and information technology costs. General and administrative expenses increased by $378,000, or 6%, for the nine months ended September 30, 2011 compared to the same period in 2010. General and administrative expenses for the nine months ended September 30, 2011 included increases in legal fees due to the MAS litigation, personnel and personnel-related expenses due to additional headcount compared to the prior year, and annual meeting costs incurred in the current period versus the fourth quarter of 2010. The increases were offset by decreases in stock compensation expense as Incentive Plan costs were fully amortized in the prior quarter as well as decreases in audit and tax fees incurred compared to the same period 2010 due to the substantial effort to bring current all periodic reports required by the Securities and Exchange Act of 1934 following emergence from bankruptcy.

Change in fair value and gain from exercise of warrants. The change in fair value and gain from exercise of warrants was $374,000 for the nine months ended September 30, 2011 compared to $4,427,000 for the nine months ended September 30, 2010. The decrease of $4,053,000 for the nine months ended September 30, 2011 compared to the same period in 2010 was primarily due to the relative decrease in the Company’s stock price during the respective nine month periods.

Reorganization items. Reorganization items for the nine months ended September 30, 2011 totaled $74,000 compared to $1,641,000 for the same period in 2010. Reorganization items include professional advisory fees and other costs directly associated with our Chapter 11 bankruptcy activities. The activities were largely completed during 2010 resulting in lower expenses during the nine months ended September 30, 2011.

Reorganization items—related party incentive plan. All Incentive Plan expenses during 2011 were included in general and administrative expense. Reorganization items for the nine months ended September 30, 2010 amounted to $6,932,000 and were recorded as Reorganization items-related party incentive plan prior to our emergence from bankruptcy in 2010.

Liquidity and Capital Resources

We have experienced significant cumulative operating losses since inception and, as of September 30, 2011, we had an accumulated deficit of $313,164,000.

On March 9, 2010, we commercially launched OVA1. We will continue to expend substantial resources in the selling and marketing of OVA1, researching and developing additional diagnostic tests, obtaining FDA clearance, and commercializing those products. We will continue to be in an accumulated deficit position unless sufficient revenues can be generated to offset expenses. On February 18, 2011, we completed an underwritten follow-on public offering of our common stock for $21,800,000 in gross proceeds. Net proceeds of the offering were approximately $20,200,000 after deducting underwriting discounts and expected offering expenses. Our $5,000,000 of outstanding 7.00% Notes due in September 2011 were paid in full. We believe that our existing cash and cash equivalents will be sufficient to meet our cash requirements for at least the next twelve months.

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

Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. Additional funding may not be available when needed or on terms acceptable to us. If we are unable to obtain additional capital, we may be required to delay, reduce the scope of or eliminate our sales and marketing and/or research and development activities or not be able to pay our existing debt. Our future liquidity and capital requirements will depend upon many factors, including, among others:

•	resources devoted to establish sales, marketing and distribution capabilities;

•	the rate of product adoption by physicians and patients;

•	our decisions to acquire or invest in other products, technologies and businesses;

•	the market price of our common stock as it affects the exercise of stock options and the conversion terms of our convertible debt; and

•	the insurance payer community’s acceptance of and reimbursement for OVA1; and

•	the outcome of the MAS arbitration.

Cash and cash equivalents as of September 30, 2011 and December 31, 2010, were $27,228,000 and $22,914,000, respectively. Working capital was $21,411,000 and $13,726,000 at September 30, 2011 and December 31, 2010, respectively.

Net cash used in operating activities was $10,826,000 for the nine months ended September 30, 2011, resulting primarily from the $14,655,000 net loss incurred as adjusted for a change in fair value of warrants of $374,000 and non-cash license revenues of $341,000, partially offset by $2,976,000 of stock-based compensation expense. Net cash used in operating activities also included $1,513,000 of cash provided by changes in operating assets and liabilities mainly driven by an increase in accounts payable, accrued liabilities and other liabilities of $1,537,000 as well as the receipt of $489,000 under the Internal Revenue Service Qualifying Therapeutic Discovery Projects Grant Program for our OVA2 and PAD programs.

Net cash used in operating activities was $18,504,000 for the nine months ended September 30, 2010, resulting primarily from operating losses incurred as adjusted for a change in fair value of warrants and warrant exercises of $4,427,000 and non-cash license revenues of $671,000, partially offset by $141,000 of debt issuance costs, $103,000 of depreciation and amortization, $1,177,000 of stock-based compensation expense and $4,141,000 accrued incentive plan with related parties. Net cash used in operating activities also decreased by $3,944,000 of cash provided by changes in operating assets and liabilities mainly driven by the $3,859,000 of reorganization items.

Net cash used in investing activities was $98,000 for the nine months ended September 30, 2011 due to the purchase of property and equipment. Net cash provided by investing activities was $300,000 for the nine months ended September 30, 2010, primarily due to the proceeds from sale of investments of $465,000 partially offset by the purchase of property and equipment for $170,000.

Net cash provided by financing activities was $15,234,000 for the nine months ended September 30, 2011, which resulted primarily from net proceeds in connection with our February 2011 follow-on public equity offering partially offset by the $5,000,000 payment of our 7.00% Notes.

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

Our senior management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15e and 15d-15e under the Exchange Act) designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management, including our Chief Executive Officer and Chief Accounting Officer, performed an evaluation of our disclosure controls and procedures as defined under the Exchange Act as of September 30, 2011. Based on this evaluation, our Chief Executive Officer and Chief Accounting Officer have concluded that as of September 30, 2011, our disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15(d)-15(e) under the Exchange Act, were effective.

Changes in internal controls over financial reporting.

There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

On July 9, 2007, Molecular Analytical Systems (“MAS”) filed a lawsuit in the Superior Court of California for the County of Santa Clara naming Vermillion and Bio-Rad as defendants (the “State Court lawsuit”). Under the State Court lawsuit, MAS sought an unspecified amount of damages and alleged, among other things, that we are in breach of a license agreement with MAS relating to the SELDI technology as a result of our entry into a sublicense agreement with Bio-Rad. We filed a petition to compel arbitration, which was denied in the trial court. We then filed our general denial and affirmative defenses on April 1, 2008. The Company and Bio-Rad thereafter appealed the denial of the motion to compel arbitration, which appeal had the effect of staying the State Court lawsuit, which stay was further extended in both the state trial and appellate courts when we filed a Voluntary Petition for Relief under Chapter 11 in the Bankruptcy Court on March 30, 2009. MAS filed a proof of claim on July 15, 2009, in connection with our Chapter 11 bankruptcy proceedings. The proof of claim mirrored the MAS lawsuit and asserted that we breached the Exclusive License Agreement by transferring certain technologies to Bio-Rad without obtaining MAS’s consent. MAS listed the value of its claim as in excess of $5,000,000. On December 28, 2009, we objected to MAS’s Proof of Claim in the Bankruptcy Court. On January 7, 2010, the Bankruptcy Court confirmed our Plan of Reorganization. Per the Court’s order confirming the Plan, our bankruptcy case will be closed when, along with other requirements, a final, non-appealable judgment is entered on MAS’s claims. After the Plan of Reorganization was confirmed, MAS filed a motion with the Bankruptcy Court asking it to abstain from hearing its proof of claim and asked the Bankruptcy Court to grant relief from the automatic stay so that MAS could proceed with the State Court lawsuit in California. Over our objection, the Bankruptcy Court granted that motion on March 15, 2010. Thereafter, the California Court of Appeal set oral argument on our appeal of the trial court order denying our motion to compel arbitration for June 17, 2010. The California Court of Appeals overturned the Superior Court’s decision in an opinion dated July 9, 2010, and ordered that the dispute be arbitrated before JAMS. MAS filed its demand for arbitration on September 15, 2010. The demand did not include any additional detail regarding MAS’s claims, and submitted the same complaint for unspecified damages that MAS filed in the Superior Court in 2007. The parties thereafter conducted discovery, and the arbitration hearing commenced on September 21, 2011. Both sides presented evidence over five hearing days, ending on October 4, 2011. The parties have agreed to complete post-hearing briefing by November 9, 2011 and will present closing arguments on November 11, 2011. We anticipate receiving a final ruling from the Arbitrator before the end of 2011. An unfavorable judgment against us could require us to pay monetary damages, including the possibility of punitive damages. Management does not believe an unfavorable outcome is probable, or even reasonably possible for which an amount or range of loss can be estimated such that would require an accrual or disclosure under ASC 450, contingencies; however Management cannot predict the ultimate outcome of this matter at this time.

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

You should carefully consider the following risk factors and uncertainties together with all of the other information contained in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the year ended December 31, 2010, including the audited consolidated financial statements and accompanying notes, and our other filings from time to time with the SEC. The risks and uncertainties management describes below are the only material ones we face as of the date this Quarterly Report on Form 10-Q is initially filed with the SEC. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also adversely affect our business.

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

We expect that a significant amount of our revenues for the foreseeable future will be derived through our strategic partnership with Quest Diagnostics and will be based on the number of OVA1 tests performed by Quest Diagnostics and the reimbursement rate received by Quest Diagnostics for those tests. On November 10, 2010, we entered into an Amendment No. 4 to our Strategic Alliance Agreement with Quest Diagnostics (the “Amendment No. 4”). Under the terms of the Amendment No. 4, we are to be paid $50 for each OVA1 performed by Quest Diagnostics, as well as a 33% royalty of Quest Diagnostics’ gross margin from performing OVA1 domestically. Amendment No. 4 provides for a monthly payment by Quest Diagnostics to us based on Quest Diagnostics’ average reimbursement per OVA1 in the previous month. Under the terms of Amendment No. 4, the royalty portion of our revenue is subject to adjustment, either up or down, on an annual basis within 60 days of the end of each calendar year based on Quest Diagnostics’ actual reimbursement history for that calendar year. To the extent Quest Diagnostics is not reimbursed, is reimbursed at a lower than expected rate, or has reimbursement claims rejected, the royalty amounts owed to us would be reduced. Any amounts owed by us to Quest Diagnostics will be deducted against payments owed to us in future periods. The number of tests performed by Quest Diagnostics and the amount of reimbursement received by Quest Diagnostics in any given period will be largely outside of our control. If Quest Diagnostics were to perform fewer tests or receive less reimbursement per test than expected, it could have a material adverse effect on our revenue and results of operations.

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

A significant portion of our revenues is dependent on the amount Quest Diagnostics receives from third party payers for performing OVA1. Insurance coverage and reimbursement rates for diagnostic tests are uncertain, subject to change and particularly volatile during the early stages of a newly commercialized diagnostic test. OVA1 was commercially launched in March of 2010. There remain questions as to what extent third party payers, such as Medicare, Medicaid and private insurance companies will provide coverage for OVA1 and with what limitations. Quest Diagnostics will likely experience volatility in the coverage and reimbursement of OVA1 due to contract negotiations with third party payers and implementation requirements. Quest Diagnostics has advised us that the reimbursement amounts it has received from third party payers varies from payer to payer, and, in some cases, the variation is material. Third party payers, including private insurance companies as well as government payers such as Medicare and Medicaid, have increased their efforts to control the cost, utilization and delivery of healthcare services. These measures have resulted in reduced payment rates and decreased utilization for the diagnostic test industry. From time to time, Congress has considered and implemented changes to the Medicare fee schedules in conjunction with budgetary legislation, and pricing for tests covered by Medicare is subject to change at any time. Reductions in the reimbursement rate of payers may occur in the future. Reductions in the price at which OVA1 is reimbursed could have a material adverse effect on our revenues. If we and Quest Diagnostics working collaboratively are unable to establish and maintain broad coverage and reimbursement for OVA1 or if third party payers change their coverage or reimbursement policies with respect to OVA1, our revenues could be materially and adversely affected.

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

As of September 30, 2011, we had $7,000,000 outstanding under our secured line of credit with Quest Diagnostics.

Quest Diagnostics provided us with a $10,000,000 secured line of credit, which was forgivable based upon the achievement of certain milestones related to the development, regulatory approval and commercialization of certain diagnostic tests. As of our emergence from bankruptcy under the Bankruptcy Code, certain milestones had been met and the principal balance of the secured line of credit was reduced to $7,000,000. We are in discussions with Quest Diagnostics regarding the achievement of an additional $1,000,000 forgiveness milestone related to OVA1 under the terms of the Amended Strategic Alliance Agreement. The $7,000,000 secured line of credit is secured by our assets. As a result of this indebtedness, we have principal and interest payment obligations to Quest Diagnostics. The degree to which we are leveraged could, among other things:

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

Our success depends on our ability to develop, optimize, validate and commercialize diagnostic products resulting from biomarker discovery. It is well understood that this entails considerable risk as candidate biomarkers may fail to yield a clinically and commercially viable algorithm design; may present challenges in immunoassay design or manufacturing; and may not succeed in analytical or clinical validation. For example, markers being evaluated for OVA2 may not be validated in downstream pre-clinical or clinical studies, once we undertake and perform such studies. Although our PAD blood test in development, VASCLIR, achieved positive top-line results from an intended use clinical study, it is possible that these biomarkers, upon further analysis and clinical study, may not meet acceptance criteria for regulatory clearance.

Clinical testing is expensive, takes many years to complete and can have an uncertain outcome. Clinical failure can occur at any stage of the testing. Clinical trials for our PAD, OVA2, and other future diagnostic tests may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical and/or non-clinical testing on these tests. In addition, the results of our clinical trials may identify unexpected risks relative to safety or efficacy, which could complicate, delay or halt clinical trials, or result in the denial of regulatory approval by the FDA and other regulatory authorities.

If we do succeed in developing additional diagnostic tests with acceptable performance characteristics, we may not succeed in achieving significant commercial market acceptance for those tests. Our ability to successfully commercialize diagnostic products, including OVA1, will depend on several factors, including:

•	our ability to convince the medical community of the safety and clinical efficacy of our products and their advantages over existing or new diagnostic products;

•	our success in establishing new clinical practices or changing previous ones, such that utilization of the tests fail to meet established standards of care, medical guidelines and the like;

•	our ability to further establish business relationships with other diagnostic or laboratory companies that can assist in the commercialization of these products in the US and globally; and

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

Our principal competition currently comes from the many clinical options available to medical personnel involved in clinical decision-making. For example, rather than ordering an OVA1 for a woman with an adnexal mass, obstetricians, gynecologists, and gynecologic oncologists may choose a different clinical option or none at all. If we are not able to convince clinicians that OVA1 provides significant improvement over current clinical practices, our ability to commercialize OVA1 would be adversely affected. Additionally, Fujirebio Diagnostics, Inc. recently announced that they have received clearance from the FDA to commercialize its Risk of Malignancy Algorithm (“ROMA”) test, a diagnostic test that uses the biomarkers CA 125 and HE4 to identify masses with a high likelihood of malignancy. The ROMA test may be in direct competition with OVA1 and our revenues could be materially and adversely affected if and when the ROMA test is successfully commercialized. In addition, other potential competitors, such as Becton Dickinson, ArrayIt Corporation, Correlogic Systems, Inc., HealthLinx, and Abbott Labs have publicly disclosed that they have been or are currently working on ovarian cancer diagnostic assays. Academic institutions periodically report new findings in ovarian cancer diagnostics that may have commercial value. Our failure to compete with any competitive diagnostic assay if and when commercialized could adversely affect our business.

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

As of September 30, 2011, we have $7,000,000 outstanding from the secured lined of credit in connection with the Strategic Alliance. Over a two-year period, we borrowed monthly increments of $417,000, totaling $10,000,000, and have paid all interest that was due. Funds from this secured line of credit were used for certain costs and expenses directly related to the Strategic Alliance, with forgiveness of the repayment obligations based upon our achievement of milestones related to the development, regulatory approval and commercialization of certain diagnostic tests. On October 7, 2009, the Strategic Alliance Agreement was amended to extend the term of the agreement to end on the earlier of (i) October 7, 2012 and (ii) the date on which Quest Diagnostics has commercially launched three licensed laboratory tests under the Strategic Alliance. On September 11, 2009, we announced our milestone achievement of clearing OVA1 with the FDA and, effective after the emergence from bankruptcy, reduced our principal obligations under the Amended Strategic Alliance Agreement to $7,000,000. We are in discussions with Quest Diagnostics regarding the achievement of an additional $1,000,000 forgiveness milestone related to OVA1 under the terms of the Amended Strategic Alliance Agreement. Should we fail to achieve the remaining milestones, we would be responsible for the repayment of the outstanding principal amount and any unpaid interest on the secured line of credit on October 7, 2012, which could materially adversely affect our consolidated results of operations and financial condition.

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

On July 9, 2007, Molecular Analytical Systems (“MAS”) filed a lawsuit in the Superior Court of California for the County of Santa Clara naming Vermillion and Bio-Rad as defendants (the “State Court lawsuit”). Under the State Court lawsuit, MAS sought an unspecified amount of damages and alleged, among other things, that we are in breach of a license agreement with MAS relating to the SELDI technology as a result of our entry into a sublicense agreement with Bio-Rad. We filed a petition to compel arbitration, which was denied in the trial court. We then filed our general denial and affirmative defenses on April 1, 2008. The Company and Bio-Rad thereafter appealed the denial of the motion to compel arbitration, which appeal had the effect of staying the State Court lawsuit, which stay was further extended in both the state trial and appellate courts when we filed a Voluntary Petition for Relief under Chapter 11 in the Bankruptcy Court on March 30, 2009. MAS filed a proof of claim on July 15, 2009, in connection with our Chapter 11 bankruptcy proceedings. The proof of claim mirrored the MAS lawsuit and asserted that we breached the Exclusive License Agreement by transferring certain technologies to Bio-Rad without obtaining MAS’s consent. MAS listed the value of its claim as in excess of $5,000,000. On December 28, 2009, we objected to MAS’s Proof of Claim in the Bankruptcy Court. On January 7, 2010, the Bankruptcy Court confirmed our Plan of Reorganization. Per the Court’s order confirming the Plan, our bankruptcy case will be closed when, along with other requirements, a final, non-appealable judgment is entered on MAS’s claims. After the Plan of Reorganization was confirmed, MAS filed a motion with the Bankruptcy Court asking it to abstain from hearing its proof of claim and asked the Bankruptcy Court to grant relief from the automatic stay so that MAS could proceed with the State Court lawsuit in California. Over our objection, the Bankruptcy Court granted that motion on March 15, 2010. Thereafter, the California Court of Appeal set oral argument on our appeal of the trial court order denying our motion to compel arbitration for June 17, 2010. The California Court of Appeals overturned the Superior Court’s decision in an opinion dated July 9, 2010, and ordered that the dispute be arbitrated before JAMS. MAS filed its demand for arbitration on September 15, 2010. The demand did not include any additional detail regarding MAS’s claims, and submitted the same complaint for unspecified damages that MAS filed in the Superior Court in 2007. The parties thereafter conducted discovery, and the arbitration hearing commenced on September 21, 2011. Both sides presented evidence over five hearing days, ending on October 4, 2011. The parties have agreed to complete post-hearing briefing by November 9, 2011 and will present closing arguments on November 11, 2011. We anticipate receiving a final ruling from the Arbitrator before the end of 2011. An unfavorable judgment against us could require us to pay monetary damages, including the possibility of punitive damages. Management does not believe an unfavorable outcome is probable, or even reasonably possible for which an amount or range of loss can be estimated such that would require an accrual or disclosure under ASC 450, contingences, however management cannot predict the ultimate outcome of this matter at this time.

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

If we lose the services of any senior executive officers or key employees, our ability to achieve our business objectives could be harmed, which in turn could adversely affect our business and operating results.

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

If we fail to meet all applicable Nasdaq Global Market requirements and Nasdaq determines to delist our common stock, the market liquidity and market price of our common stock could decline, and our ability to access the capital markets could be negatively affected.

Our common stock is listed on the Nasdaq Global Market. In order to maintain that listing, we must satisfy minimum financial and other requirements, including requirements that we maintain a market value of listed securities of at least $50 million and a minimum bid price of $1 per share. If we fail to meet all applicable Nasdaq Global Market requirements and Nasdaq determines to delist our common stock, the delisting could adversely affect the market liquidity of our common stock and adversely affect our ability to obtain financing for the continuation of our operations. This delisting could also impair the value of our investors’ investment.

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

On February 18, 2011, we completed a follow-on public offering of our common stock in which we issued an additional 4 million shares and raised approximately $20.2 million in net proceeds. As of September 30, 2011, we had 14,848,301 shares of our common stock outstanding and 715,258 shares of our common stock reserved for future issuance to employees, directors and consultants pursuant to our employee stock plans, which excludes 830,736 shares of our common stock that were subject to outstanding options as well as unvested restricted stock awards. As of September 30, 2011, 178,945 shares of restricted stock awards to certain employees and Directors pursuant to the 2010 Plan remain unvested. These shares vest through March 2014. In addition, as of September 30, 2011, warrants to purchase 195,397 shares of our common stock were outstanding at exercise prices ranging from $9.25 to $12.60 per share, with a weighted average exercise price of $9.26 per share.

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

None

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Removed and Reserved

Item 5.	Other Information

The resignation of our Vice President and Chief Financial Officer, Sandra A. Gardiner, previously disclosed in a Current Report on Form 8-K dated October 11, 2011 was effective on October 21, 2011. In conjunction with Ms. Gardiner’s resignation, the Company appointed Eric Schoen as Chief Accounting Officer, effective October 6, 2011.

Item 6.	Exhibits

(a)	The following exhibits are filed with this report as indicated below:

10.1	Consulting Agreement, dated November 2, 2011, by and between Eric T. Fung and Vermillion, Inc.*#

10.2	Exclusive Distribution Agreement, dated August 1, 2011, by and between Pronto Diagnostics Ltd., and Vermillion, Inc., incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q, filed by Vermillion, Inc. on August 9, 2011 ††

10.3	Offer Letter, dated September 20, 2011, by and between Donald G. Munroe and Vermillion, Inc., incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed by Vermillion, Inc. on September 26, 2011 #

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of the Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.0	Certification of the Chief Executive Officer and Chief Accounting Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Vermillion, Inc.

Date: November 9, 2011	/s/ Gail S. Page

Gail S. Page President and Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2011	/s/ Eric J. Schoen

Eric J. Schoen Chief Accounting Officer (Principal Financial Officer)