Form 10-Q/A
period 2011-06-30
VERMILLION, INC.
filed 2012-01-17
CIK 926617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

As of December 31, 2011, the Registrant had 14,900,831 shares of common stock, par value $0.001 per share, outstanding.

EXPLANATORY NOTE

Vermillion, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment No. 1”) to amend the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 (the “Quarterly Report”), as originally filed with the Securities and Exchange Commission (the “Commission”) on August 9, 2011 (the “Original Filing Date”). This Amendment No. 1 is being filed in response to communications with the Commission in connection with a request for confidential treatment under Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act’), with respect to Exhibit 10.1 (the “Exhibit”) originally filed with the Quarterly Report. The sole purpose of this Amendment No. 1 is to file a revised version of the Exhibit in order to disclose certain information for which confidential treatment had been previously requested and is no longer being sought by the Company. The revised version of the Exhibit supersedes in its entirety the Exhibit as originally filed with the Quarterly Report.

Except for the revised Exhibit, this Amendment No. 1 does not amend any other information set forth in the Quarterly Report. This Amendment No. 1 speaks as of the Original Filing Date, does not reflect any events that may have occurred subsequent to the Original Filing Date, and does not modify or update in any way any disclosures made in the Quarterly Report. Additionally, in connection with the filing of this Amendment No. 1 and pursuant to Rule 12b-15 of the Exchange Act, the certifications of the Company’s principal executive officer and principal financial officer are also attached as exhibits hereto.

ITEM 6.	EXHIBITS

(a)	The following exhibits are filed with this report as indicated below:

10.1	Exclusive Distribution Agreement, dated August 1, 2011, by and between Pronto Diagnostics Ltd., and Vermillion, Inc. *††

10.2	Consulting Agreement, dated June 17, 2011, by and between Bruce A. Huebner and Vermillion, Inc. ** #

10.3	Amendment No. 5 to Strategic Alliance Agreement, dated April 2, 2011, by and among Quest Diagnostics Incorporated, Quest Diagnostics India Private Limited and Vermillion, Inc., incorporated by reference to the exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2011. †

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of the Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.0	Certification of the Chief Executive Officer and Chief Accounting Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

101.INS	XBRL Instance Document ***

101.SCH	XBRL Taxonomy Extension Schema Document ***

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document ***

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document ***

101.LAB	XBRL Taxonomy Extension Label Linkbase Document ***

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document ***

*	Filed herewith.
**	Previously filed as an exhibit to the Company’s original Form 10-Q for the quarterly period ended June 30, 2011.

***	Previously furnished as an exhibit to the Company’s original Form 10-Q for the quarterly period ended June 30, 2011. Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 to the Company’s original Form 10-Q for the quarterly period ended June 30, 2011 are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are otherwise not subject to liability under these sections.
#	Indicates management contract or compensatory plan.
†	Confidential treatment has been granted with respect to certain provisions of this agreement. Omitted portions have been filed separately with the SEC.
††	Certain portions of this exhibit have been omitted and filed separately with the SEC. Confidential treatment has been requested with respect to such omitted portions.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vermillion, Inc.

Date: January 17, 2012	/s/ Gail S. Page
Gail S. Page President and Chief Executive Officer (Principal Executive Officer)

Date: January 17, 2012	/s/ Eric J. Schoen
Eric J. Schoen Chief Accounting Officer (Principal Financial Officer)