Form 10-K
period 2011-12-31
VERMILLION, INC.
filed 2012-03-27
CIK 926617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☒.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

The aggregate market value of voting common stock held by non-affiliates of the Registrant is $45,564,126 and is based upon the last sales price as quoted on The NASDAQ Global Market as of June 30, 2011.

As of February 29, 2012, the Registrant had 14,900,831 shares of common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement relating to the registrant’s 2012 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K, are incorporated by reference into Part III of this Form 10-K where indicated.

VERMILLION, INC.

FORM 10-K

For the Fiscal Year Ended December 31, 2011

Vermillion, OVA1, VASCLIR and OvaCalc are registered trademarks of Vermillion, Inc. ProteinChip is a registered trademark of Bio-Rad Laboratories, Inc. BioSepra is a registered trademark of Pall Corporation.

PART I

FORWARD-LOOKING STATEMENTS

Vermillion, Inc. (“Vermillion”) and its wholly owned subsidiaries (collectively, the “Company”) has made statements in Part I Item 1, “Business”; Part II Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; and other sections of this Annual Report on Form 10-K that are deemed forward-looking statements for purposes of the safe harbor provisions under the Private Securities Litigation Reform Act of 1995. We claim the protection of such safe harbor, and disclaim any intent or obligation to update any forward-looking statement. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “plan,” “could,” “should” and “continue” or similar words. These forward-looking statements may also use different phrases. We have based these forward-looking statements on management’s (“we,” “us” or “our”) current expectations and projections about future events. Examples of language found in forward-looking statements include the following:

•	projections of our future revenue, results of operations and financial condition;

•	anticipated efficacy of our products, product development activities and product innovations;

•	competition and consolidation in the markets in which we compete;

•	existing and future collaborations and partnerships;

•	the utility of biomarker discoveries;

•	our belief that biomarker discoveries may have diagnostic and/or therapeutic utility;

•	achieving milestones in product development, future regulatory or scientific submissions and presentations;

•	our plans to develop and commercialize diagnostic tests through our strategic alliance with Quest Diagnostics, Incorporated (“Quest Diagnostics”);

•	our ability to comply with applicable government regulations;

•	our ability to expand and protect our intellectual property portfolio;

•	anticipated future losses;

•	expected levels of expenditures;

•	expected market adoption of our diagnostic tests, including the OVA1® ovarian tumor triage test (“OVA1”);

•	results of clinical trials, post-market studies required by FDA, and publications on OVA1;

•	our ability to obtain reimbursement from third-party payers for our diagnostic tests, including OVA1;

•	forgiveness of the outstanding principal amounts of the secured line of credit by Quest Diagnostics;

•	recognition of revenue under our agreement with Quest Diagnostics;

•	the period of time for which our financial resources will be sufficient to enable us to maintain current and planned operations; and

•	market risk of our investments.

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

our ability to secure adequate funds on acceptable terms to execute our business plan; our ability to develop and commercialize diagnostic products using both our internal and external research and development resources; our ability to obtain market acceptance of OVA1 or future diagnostic products, including the risk that our products will not be competitive with products offered by other companies, or that users will not be entitled to receive adequate reimbursement for our products from third party payers such as private insurance companies and government insurance plans; our ability to successfully license or otherwise successfully partner with third parties to commercialize our products; our ability to obtain any regulatory approval for our future diagnostic products; our success in achieving development milestones, achieving desired results in clinical trials or FDA-mandated studies; and our ability to protect and promote our proprietary technologies. We believe it is important to communicate our expectations to our investors. However, there may be events in the future that we are not able to accurately predict or that we do not fully control that could cause actual results to differ materially from those expressed or implied in our forward-looking statements.

ITEM 1.	BUSINESS

Company Overview

We are dedicated to the discovery, development and commercialization of novel high-value diagnostic tests that help physicians diagnose, treat and improve outcomes for patients. Our tests are intended to help guide decisions regarding patient treatment, which may include decisions to refer patients to specialists, to perform additional testing, or to assist in the selection of therapy. A distinctive feature of our approach is to combine multiple biomarkers into a single, reportable index score that has higher diagnostic accuracy than its constituents. We concentrate our development of novel diagnostic tests in the fields of oncology, cardiology and women’s health, with the initial focus on ovarian cancer. We also intend to address clinical questions related to early disease detection, treatment response, monitoring of disease progression, prognosis and others through collaborations with leading academic and research institutions.

Our lead product, OVA1, was cleared by the United States Food and Drug Administration (“FDA”) on September 11, 2009. OVA1 addresses a clear unmet clinical need, namely the pre-surgical identification of women who are at high risk of having a malignant ovarian tumor. Numerous studies have documented the benefit of referral of these women to gynecologic oncologists for their initial surgery. Prior to the clearance of OVA1, no blood test had been cleared by the FDA for physicians to use in the pre-surgical management of ovarian adnexal masses. OVA1 is a qualitative serum test that utilizes five well-established biomarkers and proprietary FDA-cleared software to determine the likelihood of malignancy in women over age 18, with a pelvic mass for whom surgery is planned. OVA1 was developed through large clinical studies in collaboration with numerous academic medical centers encompassing over 2,500 clinical samples. OVA1 was fully validated in a prospective multi-center clinical trial encompassing 27 sites reflective of the diverse nature of the clinical centers at which ovarian adnexal masses are evaluated. The results of the clinical trial demonstrated that in a clinical cohort of 516 patients, OVA1, in conjunction with clinical evaluation, was able to identify 95.6% (154/161) of the malignant ovarian tumors overall, and to rule out malignancy with a negative predictive value (“NPV”) of 94.6% (123/130). At the 2010 International Gynecologic Cancer Society Meeting, data were presented demonstrating the high sensitivity of OVA1 for epithelial ovarian cancers; OVA1 detected 95/96 epithelial ovarian cancer cases for a sensitivity of 99.0%, including 40/41 stage I and stage II epithelial ovarian cancers, for an overall sensitivity of 97.6% for early stage epithelial ovarian cancers, as compared to 65.9% for CA125 using the American Congress of Obstetricians and Gynecologists (“ACOG”) cutoffs. The improvement in sensitivity was even greater among premenopausal women; for OVA1, sensitivity for early stage epithelial ovarian cancer was 92.9% and for CA125, sensitivity was 35.7%. Overall, OVA1 detected 76% of malignancies missed by CA125, including all advanced stage malignancies. OVA1 is not indicated for use as a screening or stand-alone diagnostic assay.

In addition to OVA1, we have development programs in other clinical aspects of ovarian cancer as well as in peripheral arterial disease. In the field of peripheral arterial disease, we have identified candidate biomarkers that may help to identify individuals at high risk for a decreased ankle-brachial index score, which is indicative of the likely presence of peripheral arterial disease. We have recently completed an intended-use study to develop and validate a multi-marker algorithm for the assessment of individuals at risk for peripheral arterial disease. This algorithm will be specifically directed at a primary care population in which the peripheral arterial disease blood test (“VASCLIR™”) is expected to be used. Once this study has been published in the peer-reviewed literature, we intend to discuss with the FDA the appropriate submission pathway, which may be Premarket Approval (“PMA”), 510(k) clearance, or 510(k) de novo clearance. In another program, we have also initiated pilot experiments intended to identify markers with high clinical specificity that may complement OVA1. These experiments are early stage and may take different directions depending on the results. We have yet to establish a regulatory pathway for this potential product (“OVA2™”).

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

We have a strategic alliance agreement (the “Strategic Alliance Agreement”) with Quest Diagnostics to develop and commercialize up to three diagnostic tests from our product pipeline (the “Strategic Alliance”). Quest Diagnostics has the exclusive right to commercialize OVA1 until September 2014, with an option to extend such exclusive period in its sole discretion for one additional year. To date, Quest Diagnostics has selected two diagnostic tests to commercialize, VASCLIR and OVA1. On April 2, 2011, we further amended the Strategic Alliance Agreement with Quest Diagnostics and Quest Diagnostics India. Pursuant to Amendment No. 5, Quest Diagnostics India will have the exclusive right to commercialize OVA1 in India for a certain period of time, as specified in the Strategic Alliance Agreement, as amended. The Amendment also establishes amounts due to Vermillion related to the performance of OVA1 in India.

We were originally incorporated in California on December 9, 1993, under the name Abiotic Systems. In March 1995, we changed our corporate name to Ciphergen Biosystems, Inc. and in May 2000, we reincorporated in Delaware. We had our initial public offering in September 2000. On November 13, 2006, we sold assets and liabilities of our protein research tools and collaborative services business (the “Instrument Business Sale”), to Bio-Rad Laboratories, Inc. (“Bio-Rad”), in order to concentrate our resources on developing clinical protein biomarker diagnostic products and services. On August 21, 2007, we changed our corporate name to Vermillion, Inc. On March 30, 2009, we filed a voluntary petition for relief under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). Subsequently, on January 22, 2010, the confirmation order issued by the Bankruptcy Court approving our Second Amended Plan of Reorganization under Chapter 11 dated January 5, 2010 became final and all conditions precedent to January 22, 2010 were satisfied or waived. Accordingly, we emerged from bankruptcy protection under Chapter 11 on January 22, 2010. Our Bankruptcy case was formally closed on January 19, 2012.

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

On August 1, 2011, we entered into an Exclusive Distribution Agreement (the “Pronto Agreement” with Pronto Diagnostics Ltd. (“Pronto Diagnostics”). Pursuant to the Pronto Agreement, Pronto Diagnostics will have the exclusive right to distribute OVA1 in Israel and areas under Palestinian control for a certain period of time as specified in the Pronto Agreement, provided that Pronto Diagnostics will sell certain minimum quantities of OVA1 to maintain the exclusive distribution rights. The Pronto Agreement also establishes the amounts that Pronto Diagnostics will pay to us with respect of OVA1. This supports our goal of expanding OVA1 into international markets.

On November 8, 2011, we entered into an asset purchase agreement with Correlogic Systems, Inc. (“Correlogic”), pursuant to which and subject to the satisfaction of certain conditions, we agreed to pay to Correlogic $435,000 and purchase from Correlogic substantially all of its assets, including certain documents, diagnostic samples and intellectual property owned by Correlogic in connection with Correlogic’s ovarian cancer diagnostics business, including a diagnostic test under the name “OvaCheck2™” for the detection of ovarian cancer (the “Acquisition”). Correlogic was in Chapter 11 proceedings in the United States Bankruptcy Court for the District of Maryland (the “Court”) at the time the asset purchase agreement was entered into and the Acquisition was subject to Court approval. On December 2, 2011, the Court entered an order approving the Acquisition and on December 19, 2011, we completed the Acquisition. We plan to use the Correlogic assets purchased from the Acquisition to advance the goals of our ovarian cancer franchise, including the development of OVA2.

The Diagnostic Market

The economics of healthcare demand improved allocation of resources which can be derived through disease prevention, early detection of disease leading to early intervention, and diagnostic tools that can triage patients to more appropriate therapy and intervention. According to the May 2009 In Vitro Diagnostics Market Analysis 2009-2024 report, the worldwide market for in vitro diagnostics (“IVDs”) in 2008 was approximately $40.0 billion. Visiongain, an independent business information provider, predicts that the market will generate nearly $60.0 billion in 2014.

We have chosen to concentrate primarily in the areas of oncology, cardiology and women’s health. Demographic trends suggest that, as the population ages, the burden from these diseases will increase and the demand for quality diagnostic, prognostic and predictive tests will increase. In addition, these areas generally lack quality diagnostic tests and, therefore, we believe patient outcomes can be significantly improved by the development of novel diagnostic tests.

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

Ovarian Cancer

Background. Commonly known as the “silent killer”, ovarian cancer leads to approximately 15,000 deaths each year in the United States. Approximately 20,000 new ovarian cancer cases are diagnosed each year, with the majority of the patients in the late stages of the disease in which the cancer has spread beyond the ovary. Unfortunately, ovarian cancer patients in the late stages of the disease have a poor prognosis, which leads to the high mortality rates. According to the American Cancer Society, when ovarian cancer is diagnosed at its earliest stage, the patient has a 5-year survival rate of 93%. Ovarian cancer patients have up to a 90% cure rate following surgery and/or chemotherapy if detected in stage 1. However, only 19% of ovarian cancer patients are diagnosed before the tumor has spread outside the ovary. For ovarian cancer patients diagnosed in the late-stages of the disease, the 5-year survival rate falls to as low as 18%.

While the diagnosis of ovarian cancer in its earliest stages greatly increases the likelihood of survival from the disease, another factor that predicts survival from ovarian cancer is the specialized training of the surgeon who operates on the ovarian cancer patient. Numerous studies have demonstrated that treatment of malignant ovarian tumors by specialists such as gynecologic oncologists or at specialist medical centers improves outcomes for women with these tumors. Published guidelines from the Society of Gynecologic Oncologists (the “SGO”) and the ACOG recommend referral of women with malignant ovarian tumors to specialists. Unfortunately, today, only about one third of women with these types of tumors are operated on by specialists, in part because of inadequate tests and procedures that can identify such malignancies with high sensitivity. Accordingly, an unmet clinical need is a diagnostic test that can provide adequate predictive value to stratify patients with a pelvic mass into those with a high risk of invasive ovarian cancer versus those with a low risk of ovarian cancer, which is essential for improving overall survival in patients with ovarian cancer.

Although adnexal masses are relatively common, malignant tumors are less so. Screening studies have indicated that the prevalence of adnexal masses in postmenopausal women can be as high as 5 percent. Adnexal masses are thought to be even more common in premenopausal women, but there are more non-persistent, physiologic ovarian masses in this demographic. In the Prostate, Lung, Colorectal and Ovarian Cancer study (American Journal of Obstetrics and Gynecology (2005) 193, 1630-9), 28,519 post-menopausal women were screened for ovarian malignancy and 4.7% received an abnormal ultrasound. Using the US census of 53 million women over the age of 50, this suggests there are >2.4 million adnexal masses in this segment alone. Although many of these do not present to the physician or are not concerning enough to warrant surgery, those that do require evaluation for the likelihood of malignancy could potentially benefit from the use of OVA1.

The ACOG and the SGO have issued guidelines to help physicians evaluate adnexal masses for malignancy. These guidelines take into account menopausal status, CA125 levels, and physical and imaging findings. However, these guidelines have notable shortcomings because of their reliance on tools with certain weaknesses. Most notably, the CA125 blood test, which is cleared by the FDA only for monitoring for recurrence of ovarian cancer, is negative in up to 50% of early stage ovarian cancer cases. Moreover, CA125 can be elevated in numerous conditions and diseases other than ovarian cancer, including benign ovarian masses and endometriosis. These shortcomings limit the CA125 blood test’s utility in distinguishing benign from malignant ovarian tumors or for use in detection of early stage ovarian cancer. Transvaginal ultrasound is another diagnostic modality used with patients with ovarian masses. Attempts at defining specific morphological criteria that can aid in a benign versus malignant diagnosis have led to the morphology index and the risk of malignancy index, with reports of 40-70% predictive value. However, ultrasound interpretation can be variable and dependent on the experience of the operator. Accordingly, the ACOG and SGO guidelines perform only modestly in identifying early stage ovarian cancer and malignancy in pre-menopausal women. Efforts to improve detection of cancer by lowering the cutoff for CA125 (the “Modified ACOG/SGO Guidelines”) provide only a modest benefit, since CA125 is absent in about 20% of epithelial ovarian cancer cases and is poorly detected in early stage ovarian cancer.

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

OVA1™ Ovarian Tumor Triage Test. In January, 2007, we commenced our multi-center prospective clinical trial to demonstrate the clinical performance and utility of OVA1, which was developed based on the studies described above. The clinical study population came from institutions with primary care physicians, gynecologists (“non-GO”), and/or gynecologic oncologists (“GO”). The clinical study subject enrollment centers were representative of institutions where ovarian tumor subjects potentially undergo a gynecologic examination. The specimens were collected at 27 demographically mixed sites that included large and small medical centers (universities/community hospitals), clinics that specialize in women’s health, small gynecology/obstetrics groups, gynecology/oncology practices, and HMO groups. The performance of OVA1 was determined based on 516 evaluable subjects who underwent surgery to remove a documented ovarian tumor and for whom a pathology result was available. Physicians were asked, based on the information they had, which included physical, radiologic, and laboratory results, whether they believed the patient had cancer (“Clinical Assessment”). Physicians were not provided with OVA1 score in making this determination. After surgery, the specimen was examined by a surgical pathologist per routine clinical practice. The ability of physicians to predict malignancy without OVA1 was compared to the ability of physicians or OVA1 (“Dual Assessment”) to predict malignancy. With Dual Assessment, which included OVA1, 80.0% of cancers missed by clinician impression alone were detected. Dual Assessment, which included OVA1, had greater sensitivity and negative predictive value than Clinical Assessment alone and the metrics of clinical performance were 91.7% and 93.2%, respectively. We obtained FDA clearance of OVA1 on September 11, 2009. OVA1 is the first FDA-cleared test to be used in the pre-surgical evaluation of ovarian adnexal masses.

Results from the clinical trial were presented at the 2010 Annual Meeting of the SGO. A presentation by Rachel Ware Miller, M.D., Associate Professor of Gynecologic Oncology at the University of Kentucky’s Markey Cancer Center, demonstrated that the ACOG/SGO guidelines detected only 77% of ovarian malignancies and that the Modified ACOG/SGO Guidelines improved detection to only 80%. Moreover, detection of early stage ovarian cancer was only 47%. A second presentation by Fred Ueland, M.D., Associate Professor of Gynecologic Oncology, demonstrated that among non-gynecologic oncologists, OVA1, in conjunction with clinical impression, improved detection of malignancy to 92% from 72% using clinical impression alone among patients evaluated by non-gynecologic oncologists. Among these patients, detection of stage I ovarian cancer was 79%.

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

Peripheral Arterial Disease

Peripheral arterial disease (“PAD”) represents atherosclerosis of the lower extremities and is generally reflective of systemic atherosclerotic disease and is therefore a risk factor for adverse cardiac events such as myocardial infarction and stroke. This disease affects between 8-12 million Americans, and the number of people diagnosed with PAD is expected to increase concurrently with the rising number of people diagnosed with diabetes. The American Heart Association and the American College of Cardiology have identified three demographics at risk for PAD: smokers 50 years of age or older; diabetics 50 years of age or older; and the elderly 65 years of age or older. Collectively, this represents tens of millions of Americans.

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

Under the terms of the Amended Strategic Alliance Agreement, Quest Diagnostics has the right to commercialize up to three diagnostic tests from our product pipeline. To date, Quest Diagnostics has selected two tests, VASCLIR and OVA1. Pursuant to the Amended Strategic Alliance Agreement, Quest Diagnostics will have the non-exclusive right to commercialize each of the tests other than OVA1 on a worldwide basis, with exclusive commercialization rights in each exclusive territory, as this term is defined in the Amended Strategic Alliance Agreement, beginning on the date each test is first commercialized and ending on the third anniversary of the date that such test is cleared or approved by the FDA. Quest has exclusive commercialization rights to commercialize OVA1 in each exclusive territory through September 2014 and the right to extend the exclusivity period for one additional year. These exclusive territories consist of the United States, India, Mexico, and the United Kingdom. Quest Diagnostics has the non-exclusive right to commercialize OVA1 on a worldwide basis outside of these exclusive territories.

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

Through biomarker discovery efforts conducted predominantly from 2000 through 2007, we have amassed a portfolio of candidate biomarkers identified in retrospective sample sets. Our research and development efforts are now mostly focused on validating these biomarkers in prospective studies. During the period from 2007 through 2008, we conducted a multi-center prospective clinical trial to determine the clinical performance of OVA1, which was submitted to the FDA on June 19, 2008, and cleared by the FDA on September 11, 2009. We have additional markers for ovarian cancer that we plan to evaluate and validate. Additionally, we recently completed a prospective intended use study for PAD. These activities are outlined below.

R&D-sponsored initiatives to support market development to support OVA1

We have two ongoing R&D-sponsored initiatives to support OVA1 market development and adoption as an improved standard of care in the pre-surgical triage and evaluation of adnexal masses. The first is a major new clinical study of OVA1, focused on its performance in the predominantly pre-menopausal non-Gynecologic Oncologist patient population. This will follow up on and extend the landmark studies of Ueland and Miller with a completely new patient cohort, in an independent, multi-center patient population. We expect this study to be submitted later in 2012 for publication.

The second is a series of Vermillion-assisted, independent clinical research studies of OVA1. Through this new program, Vermillion offers limited support for well-qualified Principal Investigators in the form of materials, testing services, and scientific consulting. As a result, we are currently in discussion with a number of potential investigators, to support new research publications on OVA1’s clinical utility, cost-effectiveness, and potential line extensions.

New ovarian cancer indications. While our focus on supporting the commercialization of OVA1 is our primary priority, we also may extend our ovarian cancer franchise beyond OVA1, enabled by three key initiatives. First, we have a research and license agreement with JHU to evaluate markers that provide improved specificity in the detection of ovarian cancer. Candidate markers are currently being assessed in small, pilot sample sets. Markers demonstrating high specificity may then be assessed in larger, clinical samples sets. Pilot results of these studies were reported in early 2011 at the Society of Gynecologic Oncologists. Second, our research and license agreement with Rigshospitalet (Copenhagen) generated data showing that a certain combination of markers can separate ovarian cancer patients into those with good prognosis from those with poor prognosis. These results were published in 2010 and we filed a patent application. Third, the acquisition of Correlogic assets in 2011 brings with it highly curated clinical samples, intellectual property and promising biomarker leads. These have the potential to further amplify our OVA2 efforts in the future.

Prospective intended-use clinical study for Peripheral Arterial Disease (PAD). In 2011, we completed an intended-use study to validate a multi-marker algorithm for the assessment of individuals at risk for PAD. This algorithm will be specifically directed at a primary care population in which VASCLIR is expected to be used.

The intended use study was a prospective, double-blinded multi-center study of approximately 1,000 subjects who met specific inclusion criteria for being at increased risk of having PAD, including smokers and diabetics age 50 or above and elderly age 70 or above. On October 3, 2011, we announced positive top-line results from the intended use study of VASCLIR. The goals of the study were to validate the markers described in earlier publications (Circulation, 2007 and Vascular Medicine, 2008) and to develop and validate a biomarker panel applicable to the intended use population.

Key results of the study include the following:

•

The individual biomarkers beta-2 microglobulin (B2M), cystatin C, and hsCRP (high sensitivity c-reactive protein), each had statistically significant different levels between PAD subjects and non-PAD subjects (p<.001).

•	As in the previous study described in the earlier publications, these biomarkers showed statistically significant correlation to the ankle-brachial index or ABI, (p<.001).

•	A logistic regression model was able to identify more than 80% of PAD patients among those deemed low-risk by the conventional Framingham Risk Score for estimating cardiovascular disease probability.

The work has been submitted for presentation at a recognized national vascular medicine conference, and is awaiting a decision. A manuscript will also be submitted to a leading vascular medicine journal in the first half of 2012. This presentation and manuscript will support our future discussions with the FDA regarding the appropriate submission pathway, which may be PMA, 510(k) clearance, or 510(k) de novo clearance. Quest Diagnostics has accepted the PAD test as a development program under the terms of the Amended Strategic Alliance Agreement.

Our research and development expenses were $5,387,000 and $3,848,000 for the years ended December 31, 2011 and 2010, respectively.

Commercial Operations

We have a commercial infrastructure, including sales and marketing and reimbursement expertise. Our sales representatives work with colleagues at Quest Diagnostics to identify opportunities for communicating the benefits of OVA1 to general gynecologists and gynecologic oncologists alike. Our success will also depend on our ability to penetrate markets outside of the United States. OVA1 is CE marked, a requirement for marketing the test in the European Union. OVA1 has satisfied all certification requirements to complete its declaration of conformity.

At the end of 2011, approximately 15,225 OVA1 tests had been performed in the calendar year, an increase of 147% over 2010. Additionally, over 275 gynecologic oncologists are supportive or advocating the use of OVA1 for the triage of women with adnexal masses. This broad number of specialists supporting the test indicates an understanding of the unmet clinical need and the ability of OVA1 to serve a significant market to assist physicians to triage women who need a specialist for surgery from those who can be treated by the primary physician. As of December 2011, 3,700 doctors had ordered OVA1, an increase of 153% over December 2010. This indicates a market penetration of 11% of the available gynecologists in the US.

We continue to develop the market through experienced Territory Development Managers and have expanded their scope of responsibility. As market awareness continues to build, these managers are focused on efforts that will have a positive impact on regional payers and create positive coverage decisions. They are working with local key opinion leaders and meeting with medical directors to discuss the unmet clinical need, our technology assessment package and increasing experience and cases studies showing the positive outcomes utilizing OVA1.

There are still obstacles to overcome and significant milestones to attain to ensure ongoing success. First, although the test volume and the number of doctors continue to increase, the average gynecologist will only see about 2 to 4 appropriate patients per month and additional effort will be required to establish a consistent ordering pattern. Second, insurance coverage and patient bills are a concern to the physician and can disrupt the ordering pattern of a generalist who is supportive of OVA1. These obstacles are being addressed in a cross functional approach to include publishing additional clinical studies, working towards OVA1 inclusion in professional guidelines in a reasonable time frame, adding positive coverage decisions on a regional and national basis, and improving coding and claims through obtaining a Category I CPT code.

In January 2012, we announced a restructuring plan to streamline our organization and reduce our cash expenditures compared to 2011. This plan included eliminating the positions of Chief Financial Officer and Vice President of Corporate Strategy as well as a reduction in our Territory Development and sales management personnel. We intend to reduce cash-based operating expenses in 2012; extending our cash runway while focusing our efforts on the continued commercialization of OVA1 and advancing our product pipeline.

Reimbursement

In the United States, revenue for diagnostic tests comes from several sources, including third-party payers such as insurance companies and government healthcare programs, such as Medicare and Medicaid. On March 12, 2010, we announced that Highmark Medicare Services, the Medicare contractor that has jurisdiction over claims submitted by Quest Diagnostics for OVA1, will cover OVA1. This local coverage determination from Highmark Medicare Services essentially provides national coverage for patients enrolled in Medicare as well as Medicare Advantage health plans. We have worked together with Quest Diagnostics to obtain coverage and reimbursement from private payers across the country. As of January 1, 2012, twenty-five independent BlueCross BlueShield plans, representing more than 41 million lives, provide coverage for OVA1. In total, including Medicare and other private payers, approximately 88 million patients have access and coverage for OVA1. The Company and Quest Diagnostics are pursuing coverage from additional payers.

On March 6, 2012, the American Medical Association (AMA) Current Procedural Terminology (CPT®) Panel voted to approve an application for a Category I CPT code for OVA1. The AMA recently disclosed the new code on its website, which will become effective January 1, 2013. The new CPT code is a positive step forward in advancing the commercialization of OVA1, as we believe it will help streamline claims processing and accelerate further coverage and adoption by private payers.

New and innovative diagnostic tests often face reimbursement challenges that can affect adoption; the three key focus areas are coding, claims, and coverage or payor adoption. In conjunction with Quest Diagnostics, we are consistently addressing these three areas.

Coding-

•

OVA1 is a new class of diagnostics and therefore no specific code existed upon our launch. This is often the case with new diagnostic tests and companies will bill using a miscellaneous code, which is the path we and Quest Diagnostics have implemented. Now, after establishing OVA1 in the market, creating demand, demonstrating the utility of the test, obtaining coverage and reimbursement, we took the additional step of filing for a CPT code specific for OVA1 in 2011.

•	Achieving a unique Category I Code is a critical step in a company’s commercialization process.

•	Now that our CPT code has been approved, the process will continue forward to establish the appropriate reimbursement rate for the unique code.

Claims Process

•

In the early launch of a product that does not have its own CPT code, claims can be rejected due to lack of medical necessity, lack of payer understanding, or even billing process errors. To address these items, our Territory Development Managers are engaging with physicians’ offices to assist in the appeals process and are using these claims to educate payers and create awareness about the medical necessity of our test.

Payer Coverage

•

We continue to focus on–going efforts toward obtaining national coverage decisions. However, these typically have a much longer lead time due to industry established processes and time frames. In most cases, these entail clinical and technical reviews that are performed on an annual basis.

•	We have assembled a Technology Assessment Package that will provide a nucleus of materials tailored to each National Plan.

•

We have launched a program to aid local key opinion leaders to work with health plans to support coverage for OVA1. These strategic actions are necessary steps to convert those plans representing numerous regional payers and late adopters.

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

In September 2011, Fujirebio Diagnostics received FDA clearance for Risk of Ovarian Malignancy Algorithm. This test is made up of two tumor markers (HE4 and CA125II) and includes a publicly available algorithm which takes into consideration menopausal status. The intended use is the same as OVA1. In January 2012, the test was made available by Laboratory Corporation of America.

The two tests have not been compared in a side by side cohort evaluation to date, so no direct performance comparisons can be made. However, studies have shown OVA1 offers significant performance in the following key areas:

•	96% sensitivity across a broad range of Ovarian Cancer subtypes;

•	98% sensitivity for early stage epithelial ovarian cancer;

•	95% NPV adds reassurance that an ovarian mass with a negative OVA1 score is benign; and a

•	comprehensive 5 biomarker panel that detects tumor secreted proteins while also measuring the host response to ovarian cancer

The market has indicated that these factors are critical to the proper triage of women with ovarian masses.

Intellectual Property Protection

Our intellectual property includes a portfolio of owned, co-owned or licensed patents and patent applications. As of December 31, 2011, our patent portfolio included 52 issued United States patents, 93 pending United States patent applications, and numerous pending patent applications and issued patents outside the United States. These patents and patent applications are directed to several areas of technology important to our business, including our Surfaced Enhanced Laser Desorption/Ionization (“SELDI”) technology, diagnostic applications, protein biochips, instrumentation, software and biomarkers. The issued patents covering the SELDI and mass spectrometry technologies expire at various times from 2012 to 2025. As part of the Instrument Business Sale, we entered into a cross license agreement with Bio-Rad pursuant to which we retained the right to commercially exploit those proprietary rights, including SELDI technology, in the clinical diagnostics market. The clinical diagnostics market includes laboratories engaged in the research and development and/or manufacture of diagnostic tests using biomarkers, commercial clinical laboratories, hospitals and medical clinics that perform diagnostic tests. We have been granted exclusive rights to commercialize the proprietary rights in the clinical diagnostics market during a five-year exclusivity period that ended on November 13, 2011. After the end of the five-year period, we now share exclusive rights with Bio-Rad. The Company and Bio-Rad each have the right to engage in negotiations with the other party for a license to any improvements in the proprietary rights created by the other party.

We own, license or hold options to license the patents related to biomarkers developed using SELDI technology. As of December 31, 2011, we were maintaining and/or had license to 26 diagnostic patent application families. These include applications in the areas of cancer, cardiovascular disease, infectious disease, neurodegenerative disease and women’s health. On March 31, 2009, we were issued patent number 7,510,842, “Biomarker for ovarian and endometrial cancer: hepcidin”. On October 20, 2009, we were issued patent number 7,605,003, “Use of biomarkers for detecting ovarian cancer”. On June 29, 2010, we announced that the United States Patent and Trademark Office (“USPTO”) has issued a notice of allowance to us of a patent entitled “Biomarkers for Alzheimer’s disease”. On January 11, 2011, we were issued patent number 7,867,719 entitled “Beta-2 microglobulin as a biomarker for peripheral artery disease”. The patent claims are directed to beta-2 microglobulin and biomarker combinations that include Beta-2 microglobulin for the diagnosis and management of peripheral artery disease and to the measurement of the biomarkers by a variety of methods, including mass spectrometry and immunoassay. On February 2, 2011, we announced that the USPTO had issued a notice of allowance to us of a patent entitled “Biomarkers for breast cancer.” On May 17, 2011, we announced that the USPTO has issued a notice of allowance to us for a patent entitled “Panel of Biomarkers for Peripheral Artery Disease”. The patent covers biomarker panels for the diagnosis of Peripheral Artery Disease. The data supporting the patent were published in an article titled, “A biomarker panel for peripheral arterial disease,” in Vasc Med. 2008 Aug; 13(3):217 24. This work was done in coordination with Dr. John Cooke at Stanford University. Dr. Cooke is Professor and Associate Director of the Stanford Cardiovascular Institute at Stanford University School of Medicine. On May 25, 2011, we announced that the USPTO has issued a notice of allowance to us for a patent entitled “Saposin D and Fam3C are Biomarkers for Alzheimer’s Disease.” The patent claims cover the biomarkers saposin D and Fam3c as well as combinations that include these biomarkers. On August 1, 2011, we announced that the USPTO has issued a notice of allowance to us for a patent entitled “Biomarkers for Peripheral Artery Disease.” The patent claims cover the biomarker alpha1beta glycoprotein and biomarker combinations that include alpha1beta glycoprotein for the diagnosis of PAD. On August 2, 2011, we announced that the USPTO has issued a notice of allowance to us for a patent entitled “Beta-2 microglobulin as a Biomarker for Peripheral Artery Disease.” The patent covers various potential permutations of candidate biomarkers and will therefore cover a broad range of possibilities in our intended use study. On September 6, 2011, we announced that theUSPTO has issued patent number 8,014,952 entitled “Serum Biomarkers in Lung Cancer” to the Company. On November 3, 2011, we announced the receipt of a notice of allowance from the USPTO for our fifth patent covering a combination of biomarkers that could be used in the diagnosis of PAD, a condition that raises the risk of heart attack and stroke. The patent, entitled “Beta-2 Microglobulin (B2M) and C Reactive Protein (CRP) as Biomarkers for Peripheral Artery Disease,” involves a unique combination of B2M and CRP, two proteins that have been demonstrated in numerous studies to be associated with PAD.

On December 19, 2011, we completed the purchase of substantially all of the assets associated with the ovarian cancer diagnostics business of Correlogic for $435,000 in cash. The assets include more than 1,800 prospectively collected diagnostic samples from ovarian tumor studies, three biomarker-related pending U.S. patents, proprietary software and other intellectual property.

On March 5, 2012 we announced the receipt of a notice of allowance from the USPTO for “Platelet biomarkers for cancer.” The patent resulted from a collaboration with the late Dr. Judah Folkman, a renowned cancer expert, and identifies three biomarkers that can be used to assess changes in endogenous angiogenesis in a subject. Angiogenesis is commonly associated with cancer, and novel therapeutics such as bevacizumab (Avastin®) target angiogenesis to limit tumor recruitment of blood vessels. The patented biomarkers, which are associated with platelets, can be used to measure ongoing angiogenic activity. The patent covers the measurement of these biomarkers over time and correlating changes in expression with the changing level of endogenous angiogenic activity. Consequently, this patent also enables the use of these biomarkers to monitor efficacy of therapy directed at angiogenic pathways.

Under the terms of an amended research collaboration agreement with the Johns Hopkins University School of Medicine, we are required to pay JHU $400,000 for 2012 and $100,000 for 2013. Collaboration costs under the JHU collaboration were $235,000 and $400,000 for the years ended December 31, 2011 and 2010, respectively. In addition, under the terms of the amended research collaboration agreement, we are required to pay the greater of 4% royalties on net sales of diagnostic tests using the assigned patents or annual minimum royalties of $52,500. Other institutions and companies from which we hold options to license intellectual property related to biomarkers or are a co-inventor on applications include UCL, M.D. Anderson, UK, OSU, McGill University (Canada), Eastern Virginia Medical School, Aaron Diamond AIDS Research Center, UTMB, Goteborg University (Sweden), University of Kuopio (Finland), The Katholieke Universiteit Leuven (Belgium) and Rigshospitalet.

In connection with the Instrument Business Sale, we sublicensed to Bio-Rad certain rights to the core SELDI technology for use outside of the clinical diagnostics field. We retained exclusive rights to the license rights for use in the field of clinical diagnostics for a five-year period, after which the license became co-exclusive in this field. The rights to the SELDI technology are derived through royalty-bearing sublicenses from Molecular Analytical Systems, Inc. (“MAS”). MAS holds an exclusive license to patents directed to the SELDI technology from the owner, Baylor College of Medicine. MAS granted certain rights under these patents to its wholly owned subsidiaries, IllumeSys Pacific, Inc. and Ciphergen Technologies, Inc. in 1997. We obtained further rights under the patents in 2003 through sublicenses and assignments executed as part of the settlement of a lawsuit between us, MAS, LumiCyte and T. William Hutchens. Together, the sublicenses and assignments provide all rights to develop, make and have made, use, sell, import, market and otherwise exploit products and services covered by the patents throughout the world in all fields and applications, both commercial and non-commercial. The sublicenses carry the obligation to pay MAS a royalty equal to 2% of revenues recognized between February 21, 2003, and the earlier of (i) February 21, 2013, or (ii) the date on which the cumulative payments to MAS have reached $10,000,000 (collectively, the “Sublicenses”).Under our sublicense with Bio-Rad, Bio-Rad agreed to pay the royalties directly to MAS under the license rights.

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

Government Regulation

General. Our activities related to diagnostic products are, or have the potential to be, subject to regulatory oversight by the FDA under provisions of the Federal Food, Drug and Cosmetic Act and regulations thereunder, including regulations governing the development, marketing, labeling, promotion, manufacturing and export of our products. The Food, Drug and Cosmetic Act requires that medical devices introduced to the United States market, unless exempted by regulation, be the subject of either a pre-market notification clearance, known as a 510(k) clearance or 510(k) de novo clearance, or a PMA. OVA1 was cleared by the FDA on September 11, 2009 under the 510(k) de novo guidelines. OVA1 was the first FDA-cleared blood test for the pre-operative assessment of ovarian masses. We have not yet established a regulatory pathway for our future potential products such as VASCLIR and OVA2. Clinical studies to support either a 510(k) submission or a PMA application would need to be conducted in accordance with FDA requirements. If the FDA indicates that a PMA is required for any of our potential future clinical products, the application will require extensive clinical studies, manufacturing information and likely review by a panel of experts outside the FDA. Additionally, the FDA will generally conduct a pre-approval inspection for PMA devices.

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

Any customers using our products for clinical use in the United States may be regulated under CLIA, which is intended to ensure the quality and reliability of clinical laboratories in the United States by mandating specific standards in the areas of personnel qualifications, administration, participation in proficiency testing, patient test management, quality control, quality assurance and inspections. The regulations promulgated under CLIA establish three levels of diagnostic tests—namely, waived, moderately complex and highly complex—and the standards applicable to a clinical laboratory depend on the level of the tests it performs. Medical device laws and regulations are also in effect in many of the countries in which we may do business outside the United States. These range from comprehensive device approval requirements for some or all of our potential future medical device products, to requests for product data or certifications. The number and scope of these requirements are increasing. In addition, products which have not yet been cleared or approved for domestic commercial distribution may be subject to the FDA Export Reform and Enhancement Act of 1996 (“FDERA”).

FDA Regulation of Cleared Tests. Once granted, a 510(k) clearance or PMA approval may place substantial restrictions on how our device is marketed or to whom it may be sold. All devices cleared by the FDA are subject to continuing regulation by the FDA and certain state agencies. As a medical device manufacturer, we are also required to register and list our products with the FDA. We are required to set forth and adhere to a Quality Policy and other regulations. In addition, we are required to comply with the FDA’s QSRs, which require that our devices be manufactured and records be maintained in a prescribed manner with respect to manufacturing, testing and control activities. Additionally, we may be subject to inspection by federal and state regulatory agencies. Non-compliance with these standards can result in, among other things, fines, injunctions, civil penalties, recalls, total or partial suspension of production. Further, we are required to comply with FDA requirements for labeling and promotion. For example, the FDA prohibits cleared or approved devices from being promoted for uncleared or unapproved uses. Labeling and promotional activities are subject to scrutiny by the FDA, which prohibits the marketing of medical devices for unapproved uses. Additionally, the FDA is requiring us to perform a post-marketing study (“Post-market Surveillance”) to verify the performance characteristics of OVA1 in routine clinical use.

In addition, the medical device reporting regulation requires that we provide information to the FDA whenever evidence reasonably suggests that one of our devices may have caused or contributed to a death or serious injury, or where a malfunction has occurred that would be likely to cause or contribute to a death or serious injury if the malfunction were to recur.

Foreign Government Regulation of Our Products. We intend to obtain regulatory approval in other countries to market our tests. Each country maintains its own regulatory review process, tariff regulations, duties and tax requirements, product standards, and labeling requirements. In 2010, we retained the services of the Emergo Group and TUV SUD America Inc. to assist in our efforts to satisfy the regulatory requirements necessary for commercialization in Europe. In September 2010, OVA1 was CE marked, a requirement for marketing the test in the European Union.

Employees

As of December 31, 2011, we had 27 full-time employees. We also engage independent contractors from time to time.

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

12117 Bee Caves Road, Building Three, Suite 100

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

Risks Related to Our Business

If we are unable to increase the volume of OVA1 sales, our revenues, results of operations and financial condition would be adversely affected.

We have experienced significant operating losses each year since our inception and we expect to incur a net loss for fiscal year 2012. Our losses have resulted principally from costs incurred in research and development, sales and marketing, litigation, and general and administrative costs associated with our operations, bankruptcy under Chapter 11 and test development.

All of our revenues are currently generated from the number of OVA1 tests sold. If we are unable to increase the volume of OVA1 sales in the near future, our consolidated results of operations and financial condition would be adversely affected.

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

We expect that nearly all of our revenues for the foreseeable future will be derived through our strategic partnership with Quest Diagnostics and will be based on the number of OVA1 tests performed by Quest Diagnostics and the reimbursement rate received by Quest Diagnostics for those tests. On November 10, 2010, we entered into an Amendment No. 4 to our Strategic Alliance Agreement with Quest Diagnostics (the “Amendment No. 4”). Under the terms of the Amendment, we are to be paid $50 for each domestic OVA1 performed by Quest Diagnostics, as well as a 33% royalty of Quest Diagnostics’ gross margin from performing OVA1. Amendment No. 4 provides for a monthly payment by Quest Diagnostics to us based on Quest Diagnostics’ average reimbursement per OVA1 in the previous month. Under the terms of Amendment No. 4, royalty portion of our revenue is subject to adjustment, either up or down, on an annual basis within 60 days of end of each calendar year based on Quest Diagnostics’ actual reimbursement history for that calendar year. To the extent Quest Diagnostics is not reimbursed, is reimbursed at a lower than expected rate, or has reimbursement claims rejected, the royalty amounts owed to us would be reduced. Any amounts owed by us to Quest Diagnostics will be deducted against payments owed to us in future periods. The number of tests performed by Quest Diagnostics and the amount of reimbursements received by Quest Diagnostics in any given period will be largely outside of our control. If Quest Diagnostics were to perform fewer tests or receive less reimbursement per test than expected, it could have a material adverse effect on our revenue and results of operations.

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

A significant portion of our revenues are dependent on the amount Quest Diagnostics receives from third party payers for performing OVA1. Insurance coverage and reimbursement rates for diagnostic tests are uncertain, subject to change and particularly volatile during the early stages of a newly commercialized diagnostic test. OVA1 was commercially launched in March of 2010. There remain questions as to what extent third party payers, like Medicare, Medicaid and private insurance companies will provide coverage for OVA1 and for which indications. Reimbursement rates, payment denials, appeals, and final payer determinations for OVA1 are largely out of our control, as Quest Diagnostics handles billing and reimbursement activities for all OVA1 tests performed. We are not able to predict any specific payer-level reimbursement data for OVA1 as such data is provided to us by Quest once a year as part of the annual revenue true-up process. We endeavor to maintain a dialogue with Quest Diagnostics regarding reimbursement issues as they arise. Quest Diagnostics has advised us that it has experienced volatility in the coverage and reimbursement of OVA1 due to contract negotiation with third party payers and implementation requirements and that the reimbursement amounts it has received from third party payers varies from payer to payer, and, in some cases, the variation is material. Third party payers, including private insurance companies, as well as government payers such as Medicare and Medicaid, have increased their efforts to control the cost, utilization and delivery of healthcare services. These measures have resulted in reduced payment rates and decreased utilization for the diagnostic test industry. From time to time, Congress has considered and implemented changes to the Medicare fee schedules in conjunction with budgetary legislation, and pricing for tests covered by Medicare is subject to change at any time. Reductions in the reimbursement rate of payers may occur in the future. Reductions in the price at which OVA1 is reimbursed could have a material adverse effect on our revenues. If we and Quest Diagnostics working collaboratively are unable to establish and maintain broad coverage and reimbursement for OVA1 or if third party payers change their coverage or reimbursement policies with respect to OVA1, our revenues could be materially and adversely affected.

We will need to raise additional capital in the future beyond what we have raised in a follow-on public offering on February 18, 2011, and if we are unable to secure adequate funds on terms acceptable to us, we may be unable to execute our business plan.

On February 18, 2011, we completed a follow-on public offering of our common stock in which we issued an additional 4 million shares and raised $20.2 million in net proceeds. However, in order to continue our operations as currently planned through 2013 and beyond, we will need to raise additional capital and thus there is substantial doubt regarding our ability to continue as a going concern. Our independent registered public accounting firm’s report on our financial statements for the year ended December 31, 2011 includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern, given our recurring net losses, negative cash flows from operations and debt outstanding due and payable in October 2012. We will seek to raise additional capital beyond what we have raised in the follow-on offering through the issuance of equity or debt securities, or a combination thereof, in the public or private markets, or through a collaborative arrangement or sale of assets. Additional financing opportunities may not be available to us, or if available, may not be on favorable terms. The availability of financing opportunities will depend, in part, on market conditions, and the outlook for our business. Any future issuance of equity securities or securities convertible into equity could result in substantial dilution to our stockholders, and the securities issued in such a financing may have rights, preferences or privileges senior to those of our common stock. If we raise additional funds by issuing debt, we may be subject to limitations on our operations, through debt covenants or other restrictions. If we obtain additional funds through arrangements with collaborators or strategic partners, we may be required to relinquish rights to certain technologies or products that we might otherwise seek to retain. If adequate and acceptable financing is not available to us at the time that we seek to raise additional capital, our ability to execute our business plan successfully may be negatively impacted.

Leverage and debt service obligations may adversely affect our consolidated cash flows.

As of December 31, 2011, we had $7,000,000 outstanding under our secured line of credit with Quest Diagnostics.

Quest Diagnostics provided us with a $10,000,000 secured line of credit, which was forgivable based upon the achievement of certain milestones related to the development, regulatory approval and commercialization of certain diagnostic tests. As of our emergence from bankruptcy under the Bankruptcy Code, certain milestones had been met and the principal balance of the secured line of credit was reduced to $7,000,000. We are in discussions with Quest Diagnostics regarding the achievement of an additional $1,000,000 forgiveness milestone that we believe is owed to us relating to OVA1 under the terms of the Amended Strategic Alliance Agreement. The $7,000,000 secured line of credit, which is due on October 7, 2012, is secured by certain of our assets, including our patents and other intellectual property. As a result of this indebtedness, we have principal and interest payment obligations to Quest Diagnostics. The degree to which we are leveraged could, among other things:

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

Our success depends on our ability to continue to develop and commercialize diagnostic products. There is considerable risk in developing diagnostic products based on our biomarker discovery efforts, as candidate biomarkers may fail to validate results in larger clinical studies or may not achieve acceptable levels of clinical accuracy. For example, markers being evaluated for OVA2 may not be validated in downstream pre-clinical or clinical studies, once we undertake and perform such studies. Although our PAD blood test in development, VASCLIR, achieved positive top-line results from an intended use clinical study, it is possible that these biomarkers, upon further analysis and clinical study, may not meet acceptance criteria for validation or regulatory clearance.

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

Our principal competition currently comes from the many clinical options available to medical personnel involved in clinical decision making. For example, rather than ordering an OVA1 for a woman with an adnexal mass, obstetricians, gynecologists, and gynecologic oncologists may choose a different clinical option or none at all. If we are not able to convince clinicians that OVA1 provides significant improvement over current clinical practices, our ability to commercialize OVA1 would be adversely affected. Additionally, Fujirebio Diagnostics, Inc. announced in September 2011 that they have received clearance from the FDA to commercialize its Risk of Malignancy Algorithm (“ROMA”) test, a diagnostic test that uses the biomarkers CA125 and HE4 to identify masses with a high likelihood of malignancy. The ROMA test may be in direct competition with OVA1 and our revenues could be materially and adversely affected if and when the ROMA test is successfully commercialized. In addition, competitors, such as Becton Dickinson, ArrayIt Corporation, and Abbott Labs have publicly disclosed that they have been or are currently working on ovarian cancer diagnostic assays. Academic institutions periodically report new findings in ovarian cancer diagnostics that may have commercial value. Our failure to compete with any competitive diagnostic assay if and when commercialized could adversely affect our business.

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

If we or our suppliers fail to comply with FDA requirements for production, marketing and postmarket monitoring of our products, we may not be able to market our products and services and may be subject to stringent penalties, product restrictions or recall; further improvements to our manufacturing operations may be required that could entail additional costs.

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

We have $7,000,000 outstanding from the secured line of credit provided by Quest Diagnostics. We will likely be responsible for full repayment of the secured line of credit on October 7, 2012.

As of December 31, 2011, we have $7,000,000 outstanding from the secured lined of credit in connection with the Strategic Alliance. Over a two-year period, we borrowed monthly increments of $417,000, totaling $10,000,000, and have paid all interest that was due. Funds from this secured line of credit were used for certain costs and expenses directly related to the Strategic Alliance, with forgiveness of the repayment obligations based upon our achievement of milestones related to the development, regulatory approval and commercialization of certain diagnostic tests. On October 7, 2009, the Strategic Alliance Agreement was amended to extend the term of the agreement to end on the earlier of (i) October 7, 2012 and (ii) the date on which Quest Diagnostics has commercially launched three licensed laboratory tests under the Strategic Alliance. On September 11, 2009, we announced our milestone achievement of clearing OVA1 with the FDA and, effective after the emergence from bankruptcy, reduced our principal obligations under the Amended Strategic Alliance Agreement to $7,000,000. We are in discussions with Quest Diagnostics regarding the achievement of an additional $1,000,000 forgiveness milestone related to OVA1 under the terms of the Amended Strategic Alliance Agreement. However, Quest Diagnostics has not yet acknowledged that such milestone has been achieved. We will likely be responsible for the repayment of the outstanding principal amount and any unpaid interest on the secured line of credit on October 7, 2012, which could materially adversely affect our consolidated results of operations and financial condition.

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

On July 9, 2007, Molecular Analytical Systems filed a lawsuit in the Superior Court of California for the County of Santa Clara naming Vermillion and Bio-Rad as defendants (the “State Court lawsuit”). In connection with the State Court lawsuit, MAS sought an unspecified amount of damages and alleged, among other things, that we breached our license agreement with MAS relating to SELDI technology by entering into a sublicense agreement with Bio-Rad. We filed our general denial and affirmative defenses on April 1, 2008. The State Court lawsuit was automatically stayed when we filed a Voluntary Petition for Relief under Chapter 11 in the Bankruptcy Court on March 30, 2009. MAS filed a proof of claim in the Bankruptcy Court on July 15, 2009. The proof of claim mirrored the State Court lawsuit, alleging that we breached our license agreement with MAS by transferring certain technologies to Bio-Rad without obtaining MAS’s consent. MAS listed the value of its claim as in excess of $5,000,000. On December 28, 2009, we objected to MAS’s Proof of Claim in the Bankruptcy Court. On January 7, 2010, the Bankruptcy Court confirmed our Plan of Reorganization. After the Plan of Reorganization was confirmed, MAS filed a motion with the Bankruptcy Court requesting that it abstain from hearing its proof of claim and that it grant MAS relief from the automatic stay so that MAS could proceed with the State Court lawsuit in California. Over our objection, the Bankruptcy Court granted that motion on March 16, 2010. Thereafter, the Superior Court ordered that the dispute be arbitrated before the Judicial Arbitration and Mediation Service. MAS filed its demand for arbitration on September 15, 2010. The demand did not include any additional detail regarding MAS’s claims and attached the same complaint for unspecified damages that MAS filed in the Superior Court in 2007. The parties thereafter conducted discovery, and the arbitration hearing commenced on September 21, 2011. Both sides presented evidence over five hearing days ending on October 4, 2011. The parties completed post-hearing briefing on November 9, 2011 and presented closing arguments on November 11, 2011. On February 23, 2012, an interim arbitration award was issued by the Arbitrator. In the interim arbitration award, the Arbitrator denied MAS’s claim for breach of the license agreement as well as several other of MAS’s claims. The Arbitrator found that MAS was entitled to an accounting concerning our 2% royalty obligation either for 10 years (from February 21, 2003 through February 21, 2013) or until cumulative royalty payments reached $10 million, whichever comes first, and ordered that such royalties should be based on our total GAAP revenues, less revenues attributable to certain excluded entities, not just SELDI-related revenues. The Arbitrator also ordered that the parties meet and confer regarding further proceedings relating to the accounting. We have accrued for the amount deemed estimable and probable of loss, and not previously paid to MAS, pursuant to the interim arbitration award within general and administrative expense at December 31, 2011. The amount was not material to the financial statements for the year ended December 31, 2011. We anticipate receiving a final arbitration award consistent with the interim arbitration award by June 2012 and believe the possibility of any material loss in excess of the amount accrued is remote; however, management cannot predict the content nor control the timing of the final arbitration award at this time.

On February 28, 2012, Robert Goggin III, a purported shareholder of Vermillion, filed for and obtained a writ of summons in Pennsylvania state court as a precursor to filing a lawsuit against Vermillion. Goggin discontinued his case on February 29, 2012. Thereafter, on March 12, 2012, Patrick Gillespie, a purported shareholder of Vermillion, represented by the same counsel as Goggin, filed for and obtained a writ of summons in Pennsylvania state court as a precursor to filing a lawsuit against Vermillion. On March 22, 2012, Gillespie asked the court to issue letters rogatory to permit pre-suit discovery. We dispute any claims that Gillespie may make and intend to defend this matter vigorously. Due to the fact that complaints have not yet been filed in the proceedings, we cannot estimate its likely impact on us.

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

Compliance with laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, and new regulations adopted by the SEC, are resulting in increased compliance costs. We, like all other public companies, are incurring expenses and diverting employees’ time in an effort to comply with Section 404 of the Sarbanes-Oxley Act of 2002. The SEC and other regulators have continued to adopt new rules and regulations and make additional changes to existing regulations that require our compliance. In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations. Compliance with these evolving standards will result in increased general and administrative expenses and may cause a diversion of our time and attention from revenue-generating activities to compliance activities.

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

The trading price of our common stock has been highly volatile and could continue to be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:

•	failure to significantly increase revenue and volumes of OVA1;

•	actual or anticipated period-to-period fluctuations in financial results;

•	failure to achieve, or changes in, financial estimates by securities analysts;

•	announcements or introductions of new products or services or technological innovations by us or our competitors;

•	publicity regarding actual or potential discoveries of biomarkers by others;

•	comments or opinions by securities analysts or stockholders;

•	conditions or trends in the pharmaceutical, biotechnology and life science industries;

•	announcements by us of significant acquisitions and divestitures, strategic partnerships, joint ventures or capital commitments;

•	developments regarding our patents or other intellectual property or that of our competitors;

•	litigation or threat of litigation;

•	additions or departures of key personnel;

•	limited daily trading volume;

•	economic and other external factors, disasters or crises; and

•	our announcement of additional fund raisings.

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

If we fail to meet all applicable Nasdaq Capital Market requirements and Nasdaq determines to delist our common stock, the market liquidity and market price of our common stock could decline, and our ability to access the capital markets could be negatively affected.

Trading of our common stock was transferred from the Nasdaq Global Market to the Nasdaq Capital Market on February 15, 2012. We made the request to transfer our listing to facilitate our continued compliance with the applicable requirements for continued listing on NASDAQ. In order to maintain the listing on the Nasdaq Capital Market, we must satisfy minimum financial and other requirements, including requirements that we maintain a minimum stockholder’s equity of $2.5 million and a minimum bid price of $1 per share. If we fail to meet all applicable Nasdaq Capital Market requirements and Nasdaq determines to delist our common stock, the delisting could adversely affect the market liquidity of our common stock and adversely affect our ability to obtain financing for the continuation of our operations. This delisting could also impair the value of our investors’ investment.

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

Certain of our stockholders or parties affiliated with our stockholders may, from time to time, attempt to aggressively involve themselves in the governance and strategic direction of our Company above and apart from normal interactions between stockholders and management. Such activism, and any related negative publicity, could result in substantial costs that negatively impact our stock price and increase its volatility. In addition, such involvement could cause a diversion of the attention of our management and Board of Directors and create perceived uncertainties with existing and potential strategic partners impacting our ability to consummate potential transactions, collaborations or opportunities in furtherance of our strategic plan. In addition, such activism could make it more difficult to attract and retain qualified personnel, customers and business partners, which could disrupt the growth of the market for OVA1, delay the development and commercialization of new tests and further adversely affect the trading price of our common stock and increase its volatility. In addition, the activists may have little or no experience in the diagnostics industry or may seek to elect members to our Board of Directors with little or no experience in the diagnostics industry who may have a specific agenda different and apart from the majority of our stockholders. To the extent any such stockholders constitute a “group,” as used relating to Section 13 of the Securities Exchange Act of 1934, by having any relationship, agreement, arrangement, affiliation or understanding among themselves, whether direct or indirect, oral or written, specific or informal, it could result in a “trigger event” under our stockholder rights plan, causing disruption and additional costs to the Company and its stockholders and increasing volatility in our stock price.

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

We may need to sell additional shares of our common stock or other securities in the future to meet our capital requirements which could cause significant dilution.

On February 18, 2011, we completed a follow-on public offering of our common stock in which we issued an additional 4 million shares and raised $20.2 million in net proceeds. As of December 31, 2011, we had 14,900,831 shares of our common stock outstanding and 628,675 shares of our common stock reserved for future issuance to employees, directors and consultants pursuant to our employee stock plans, which excludes 930,060 shares of our common stock that were subject to outstanding options. Also, as of December 31, 2011, there were 114,750 shares of restricted stock awarded to certain Executive Officers pursuant to the 2010 Plan that were not vested. These shares vest ratably through March 2014. In addition, as of December 31, 2011, warrants to purchase 195,012 shares of our common stock were outstanding at an exercise price of $9.25 per share.

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

Location	Approximate Square Feet	Primary Functions	Lease Expiration Date
Austin, Texas	4,218 sq. ft.	Marketing, sales and administrative offices	2013
Mountain View, California	2,442 sq. ft.	Research and development, clinical and regulatory offices	2012

ITEM 3.	LEGAL PROCEEDINGS

Molecular Analytical Systems, Inc. Litigation

On July 9, 2007, Molecular Analytical Systems filed a lawsuit in the Superior Court of California for the County of Santa Clara naming Vermillion and Bio-Rad as defendants (the “State Court lawsuit”). In connection with the State Court lawsuit, MAS sought an unspecified amount of damages and alleged, among other things, that we breached our license agreement with MAS relating to SELDI technology by entering into a sublicense agreement with Bio-Rad. We filed our general denial and affirmative defenses on April 1, 2008. The State Court lawsuit was automatically stayed when we filed a Voluntary Petition for Relief under Chapter 11 in the Bankruptcy Court on March 30, 2009. MAS filed a proof of claim in the Bankruptcy Court on July 15, 2009. The proof of claim mirrored the State Court lawsuit, alleging that we breached our license agreement with MAS by transferring certain technologies to Bio-Rad without obtaining MAS’s consent. MAS listed the value of its claim as in excess of $5,000,000. On December 28, 2009, we objected to MAS’s Proof of Claim in the Bankruptcy Court. On January 7, 2010, the Bankruptcy Court confirmed our Plan of Reorganization. After the Plan of Reorganization was confirmed, MAS filed a motion with the Bankruptcy Court requesting that it abstain from hearing its proof of claim and that it grant MAS relief from the automatic stay so that MAS could proceed with the State Court lawsuit in California. Over our objection, the Bankruptcy Court granted that motion on March 16, 2010. Thereafter, the Superior Court ordered that the dispute be arbitrated before the Judicial Arbitration and Mediation Service. MAS filed its demand for arbitration on September 15, 2010. The demand did not include any additional detail regarding MAS’s claims and attached the same complaint for unspecified damages that MAS filed in the Superior Court in 2007. The parties thereafter conducted discovery, and the arbitration hearing commenced on September 21, 2011. Both sides presented evidence over five hearing days ending on October 4, 2011. The parties completed post-hearing briefing on November 9, 2011 and presented closing arguments on November 11, 2011. On February 23, 2012, an interim arbitration award was issued by the Arbitrator. In the interim arbitration award, the Arbitrator denied MAS’s claim for breach of the license agreement as well as several other of MAS’s claims. The Arbitrator found that MAS was entitled to an accounting concerning our 2% royalty obligation either for 10 years (from February 21, 2003 through February 21, 2013) or until cumulative royalty payments reached $10 million, whichever comes first, and ordered that such royalties should be based on our total GAAP revenues, less revenues attributable to certain excluded entities, not just SELDI-related revenues. The Arbitrator also ordered that the parties meet and confer regarding further proceedings relating to the accounting. We have accrued for the amount deemed estimable and probable of loss, and not previously paid to MAS, pursuant to the interim arbitration award within general and administrative expense at December 31, 2011. The amount was not material to the financial statements for the year ended December 31, 2011. We anticipate receiving a final arbitration award consistent with the interim arbitration award by June 2012 and believe the possibility of any material loss in excess of the amount accrued is remote; however, management cannot predict the content nor control the timing of the final arbitration award at this time.

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

In connection with the Instrument Business Sale, we also entered into a manufacture and supply agreement with Bio-Rad on November 13, 2006, whereby we agreed to purchase ProteinChip Systems and ProteinChip

Arrays (collectively, the “Research Tools Products”) from Bio-Rad. Under the terms of the manufacture and supply agreement, we agreed to provide Bio-Rad quarterly, non-binding, twelve-month rolling forecasts setting forth our anticipated needs for Research Tools Products over the forecast period. We were permitted to provide revised forecasts as necessary to reflect changes in demand for the products, and Bio-Rad was required to use commercially reasonable efforts to supply amounts in excess of the applicable forecast. Either party was permitted to terminate the agreement for convenience upon 180 days’ prior written notice, or upon default if the other party failed to cure such default within 30 days after notice thereof. In a letter from us to Bio-Rad dated May 2, 2008, we exercised our right to terminate the November 13, 2006 manufacture and supply agreement for convenience upon 180 days’ written notice. Consequently, termination of the agreement became effective on October 29, 2008. In October 2009, Bio-Rad filed a proof of claim in our bankruptcy case based on certain contract claims for approximately $1,000,000. We are attempting to resolve the contract claims and have accrued for this contingency within general and administrative expense at December 31, 2011 and 2010. Management cannot predict the ultimate outcome of this matter at this time.

Patrick Gillespie Litigation

On February 28, 2012, Robert Goggin III, a purported shareholder of Vermillion, filed for and obtained a writ of summons in Pennsylvania state court as a precursor to filing a lawsuit against Vermillion. Goggin discontinued his case on February 29, 2012. Thereafter, on March 12, 2012, Patrick Gillespie, a purported shareholder of Vermillion, represented by the same counsel as Goggin, filed for and obtained a writ of summons in Pennsylvania state court as a precursor to filing a lawsuit against Vermillion. On March 22, 2012, Gillespie asked the court to issue letters rogatory to permit pre-suit discovery. We dispute any claims that Gillespie may make and intend to defend this matter vigorously. Due to the fact that complaints have not yet been filed in the proceedings, we cannot estimate its likely impact on us.

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock was traded on the Nasdaq Global Market under the symbol “VRML.” Effective February 15, 2012, we transferred our listing from the NASDAQ Global Market to the NASDAQ Capital Market.

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

On July 6, 2010, The Nasdaq Stock Market LLC relisted our common stock on The Nasdaq Global Market. On March 8, 2012, there were 72 registered holders of record of our common stock, including multiple beneficial holders and depositories, banks and brokers listed as a single holder in the street name of each respective depository, bank or broker. The closing price of our common stock on March 19, 2012 was $1.61.

The following sets forth the quarterly high and low trading prices as reported by The Nasdaq Global Market and Pink Quote for the periods indicated.

	2011		2010
	High	Low	High	Low
First Quarter	$9.25	$3.75	$34.00	$20.90
Second Quarter	7.60	3.33	29.00	10.95
Third Quarter	4.36	2.14	13.50	4.95
Fourth Quarter	2.89	0.97	9.49	4.53

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

2000 Plan. The authority of our Board of Directors to grant new stock options and awards under the 2000 Plan terminated in 2010. The Board of Directors continues to administer the 2000 Plan with respect to the stock options that remain outstanding to our officers, employees, directors and a consultant. At December 31, 2011, options to purchase 596,047 shares of common stock remained outstanding under the 2000 Plan.

2010 Plan. The 2010 Plan is administered by the Compensation Committee of the Board. Our employees, directors, and consultants are eligible to receive awards under the 2010 Plan. The 2010 Plan permits the granting of a variety of awards, including stock options, share appreciation rights, restricted shares, restricted share units, and unrestricted shares, deferred share units, performance and cash-settled awards, and dividend equivalent rights. We are authorized to issue up to 1,322,983 shares of common stock, par value $0.001 per share under the 2010 Plan, subject to adjustment as provided in the 2010 Plan. At December 31, 2011, options to purchase 334,013 shares of common stock remained outstanding under the 2010 Plan.

The number of shares of our common stock to be issued upon exercise of outstanding stock options, the weighted-average exercise price of outstanding stock options and the number of shares available for future stock option grants and stock awards under equity compensation plans as of December 31, 2011, were as follows:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in First Column)
Equity compensation plans approved by security holders	930,060	(1)	$12.97	(2)	628,675	(3)
Equity compensation plans not approved by security holders	—		—		—

Total	930,060				628,675

(1)	Includes outstanding stock options for 596,047 shares of our common stock under the 2000 Plan and 334,013 shares of our common stock under the 2010 Plan.
(2)	Includes the weighted average stock price for outstanding stock options of $14.01 under the 2000 Plan and $11.11 for the 2010 Plan.
(3)	Includes 628,675 shares of our common stock for the 2010 Plan. No future awards shall occur under the 2000 Plan.

Performance Graph

Pursuant to Instructions to Item 201(e)(6) of Regulation S-K, information is not required.

ITEM 6.	SELECTED FINANCIAL DATA

Per Item 301(c) of Regulation S-K, information is not required.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with our Consolidated Financial Statements and related Notes thereto, included on pages F-1 through F-31 of this Annual Report on Form 10-K, and “Risk Factors”, which are discussed in Item 1A. The statements below contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See “Forward-Looking Statements” on page i.

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

We are dedicated to the discovery, development and commercialization of novel high-value diagnostic tests that help physicians diagnose, treat and improve outcomes for patients. Our tests are intended to help guide decisions regarding patient treatment, which may include decisions to refer patients to specialists, to perform additional testing, or to assist in the selection of therapy. A distinctive feature of our approach is to combine multiple markers into a single, reportable index score that has higher diagnostic accuracy than its constituents. Management (“we”, “us” or “our”) concentrate its development of novel diagnostic tests in the fields of oncology, cardiology and women’s health, with our initial focus on ovarian cancer. We also intend to address clinical questions related to early disease detection, treatment response, monitoring of disease progression, prognosis and others through collaborations with leading academic and research institutions.

On March 30, 2009, we filed for relief under the Chapter 11 of the Bankruptcy Code. We emerged from bankruptcy protection on January 22, 2010, pursuant to the terms of a January 5, 2010 order entered by the Bankruptcy court approving our Second Amended Plan of Reorganization under Chapter 11. Our Bankruptcy case was formally closed on January 19, 2012.

Our lead product, OVA1, was cleared by the FDA on September 11, 2009. OVA1 addresses a clear unmet clinical need, namely the pre-surgical identification of women who are at high risk of having a malignant ovarian tumor. Numerous studies have documented the benefit of referral of these women to gynecologic oncologists for their initial surgery. Prior to the clearance of OVA1, no blood test had been cleared by the FDA for physicians to use in the pre-surgical management of ovarian adnexal masses. OVA1 is a qualitative serum test that utilizes five well-established biomarkers and proprietary FDA-cleared software to determine the likelihood of malignancy in women over age 18, with a pelvic mass for whom surgery is planned. OVA1 was developed through large pre-clinical studies in collaboration with numerous academic medical centers encompassing over 2,500 clinical samples. OVA1 was fully validated in a prospective multi-center clinical trial encompassing 27 sites reflective of the diverse nature of the clinical centers at which ovarian adnexal masses are evaluated. The results of the clinical trial demonstrated that in a clinical cohort of 516 patients, OVA1, in conjunction with clinical evaluation, was able to identify 95.6% (154/161) of the malignant ovarian tumors overall, and to rule out malignancy with a negative predictive value (“NPV”) of 94.6% (123/130). Recently, data were presented at the 2010 International Gynecologic Cancer Society Meeting demonstrating the high sensitivity of OVA1 for epithelial ovarian cancers; overall OVA1 detected 95/96 epithelial ovarian cancer cases for a sensitivity of 99.0%, including 40/41 stage I and stage II epithelial ovarian cancers, for an overall sensitivity of 97.6% for early stage epithelial ovarian cancers, as compared to 65.9% for CA125 using the ACOG cutoffs. The improvement in sensitivity was even greater among premenopausal women; for OVA1, sensitivity for early stage epithelial ovarian cancer was 92.9% and for CA125, sensitivity was 35.7%. Overall, OVA1 detected 76% of malignancies missed by CA125, including all advanced stage malignancies. OVA1 is not indicated for use as a screening or stand-alone diagnostic assay.

OVA1 is currently being offered by Quest Diagnostics. Under the terms of our strategic alliance agreement with Quest Diagnostics, as amended, Quest Diagnostics is required to pay us a fixed payment of $50 per OVA1 performed, as well as 33% of its “gross margin” from revenue from performing OVA1, as that term is defined in the strategic alliance agreement as amended. Quest Diagnostics is the exclusive clinical laboratory provider of OVA1 in its exclusive territory, which consists of the US, Mexico, Britain and India, through September 11, 2014. Quest has the right to extend the exclusivity period for one additional year on the same terms and conditions. OVA1 was CE marked in September 2010, a requirement for marketing the test in the European Union. Quest Diagnostics has the right to extend the exclusivity period for an additional year beyond September 11, 2014 on the same terms and conditions. An estimated 21,380 OVA1s have been performed from the launch on March 9, 2010 through December 31, 2011.

In addition to OVA1, we have development programs in other clinical aspects of ovarian cancer as well as in peripheral arterial disease, or PAD. In the field of peripheral arterial disease, we have identified candidate biomarkers that may help to identify individuals at high risk for a decreased ankle-brachial index score, which is indicative of the likely presence of PAD. We have recently completed an intended-use study to develop and validate a multi-marker algorithm for the assessment of individuals at risk for peripheral arterial disease. This algorithm will be specifically directed at a primary care population in which the peripheral arterial disease blood test (“VASCLIR™”) is expected to be used. Once this study has been published in the peer-reviewed literature, we intend to discuss with the FDA the appropriate submission pathway, which may be PMA, 510(k) clearance, or 510(k) de novo clearance. Vasclir is subject to the Quest Diagnostics Strategic Alliance.

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

On January 11, 2011, we were issued patent number 7,867,719 entitled “Beta-2 microglobulin as a biomarker for peripheral artery disease” by the USPTO. The patent claims are directed to beta-2 microglobulin and biomarker combinations that include beta-2 microglobulin for the diagnosis and management of peripheral artery disease and to the measurement of the biomarkers by a variety of methods, including mass spectrometry and immunoassay.

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

On April 4, 2011, we announced the signing of an agreement with Quest Diagnostics to make OVA1 available in India. Additionally, at the International Gynecologic Cancer Society (“IGCS”) regional meeting held in New Delhi from April 2-3, 2011, Dr. Fred Ueland, M.D., Associate Professor of Gynecologic Oncology at the University of Kentucky’s Markey Cancer Center presented data demonstrating the high sensitivity for ovarian malignancy of OVA1 combined with ultrasound.

On May 17, 2011, we announced that the USPTO has issued a notice of allowance to us for a patent entitled “Panel of Biomarkers for Peripheral Artery Disease”. The patent covers biomarker panels for the diagnosis of Peripheral Artery Disease. The data supporting the patent were published in an article titled, “A biomarker panel for peripheral arterial disease,” in Vasc Med. 2008 Aug; 13(3):217 24. This work was done in coordination with Dr. John Cooke at Stanford University. Dr. Cooke is Professor and Associate Director of the Stanford Cardiovascular Institute at Stanford University School of Medicine.

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

In the June 2011 edition of Obstetrics & Gynecology, two landmark papers were published on the clinical validation of OVA1, supporting FDA clearance. The first, by Ueland et al., showed that OVA1correctly identified 70% and 95% of malignancies missed by non-gynecologic oncologists and gynecologic oncologists, respectively. Physician assessment plus the OVA1 also detected 86% of malignancies missed by CA125, a biomarker commonly used off label in the screening and diagnosis of ovarian cancer. The second, by Ware Miller et al., demonstrated that replacement of CA125 by OVA1 in the American College of Obstetricians and Gynecologists (ACOG) guidelines for referral of a pelvic mass improves the sensitivity and negative predictive value of the guidelines. The high sensitivity is maintained even in premenopausal women and early-stage disease, two particularly challenging diagnostic groups.

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

On September 6, 2011, we announced that the USPTO has issued patent number 8,014,952 entitled “Serum Biomarkers in Lung Cancer” to the Company.

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

Key results of the study include the following:

•

The individual biomarkers beta-2 microglobulin (B2M), cystatin C, and hsCRP (high sensitivity c-reactive protein), each has statistically significant different levels between PAD subjects and non-PAD subjects (p<.001).

•	Each biomarkers showed statistically significant correlation to the ankle-brachial index or ABI (p<.001).

•	A logistic regression model was able to identify more than 80% of PAD patients among those deemed low-risk by the conventional Framingham Risk Score for estimating cardiovascular disease probability.

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

On November 2, 2011, the Company entered into a consulting agreement with Eric T. Fung, MD, Ph.D., effective on November 4, 2011. Pursuant to the terms of the consulting agreement, Dr. Fung will continue to serve as the Company’s Chief Medical Officer and a member of the Company’s Scientific Advisory Board.

On November 3, 2011, we announced the receipt of a notice of allowance from the USPTO for our fifth patent covering a combination of biomarkers that could be used in the diagnosis of PAD. The patent, entitled “Beta-2 Microglobulin (B2M) and C Reactive Protein (CRP) as Biomarkers for Peripheral Artery Disease,” involves a unique combination of B2M and CRP, two proteins that have been demonstrated in numerous studies to be associated with PAD.

On December 19, 2011, we announced the completion of an asset purchase agreement with Correlogic, pursuant to which, subject to the satisfaction of certain conditions, we agreed to pay to Correlogic $435,000 and purchase from Correlogic substantially all of its assets, including, without limitation, certain documents, diagnostic samples and intellectual property owned by and licensed to Correlogic in connection with Correlogic’s ovarian cancer diagnostics business, including a diagnostic test under the name “OvaCheck2™” for the detection of ovarian cancer. The assets were acquired under Sections 105 and 363 of the Chapter 11 of the U.S. Bankruptcy Code.

On February 9, 2012, we entered into a Settlement Agreement and Release (the “Settlement Agreement”) with a third party related to losses on our short and long-term investments in previous years. Under the terms of the Settlement Agreement, we will receive a total settlement of $1,000,000 (the “Total Settlement Amount”); $535,000 was paid in March 2012 and $465,000 is payable by September 1, 2012. We expect to receive approximately 70% of the Total Settlement Amount, net of legal and related costs.

On March 5, 2012 we announced the receipt of a notice of allowance from the USPTO for “Platelet biomarkers for cancer.” The patent resulted from a collaboration with the late Dr. Judah Folkman, a renowned cancer expert, and identifies three biomarkers that can be used to assess changes in endogenous angiogenesis in a subject. Angiogenesis is commonly associated with cancer, and novel therapeutics such as bevacizumab (Avastin®) target angiogenesis to limit tumor recruitment of blood vessels. The patented biomarkers, which are associated with platelets, can be used to measure ongoing angiogenic activity. The patent covers the measurement of these biomarkers over time and correlating changes in expression with the changing level of endogenous angiogenic activity. Consequently, this patent also enables the use of these biomarkers to monitor efficacy of therapy directed at angiogenic pathways.

On March 6, 2012, the American Medical Association (AMA) Current Procedural Terminology (CPT®) Panel voted to approve an application for a Category I CPT code for OVA1. The AMA recently disclosed the new code on its website, which will become effective January 1, 2013.

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

Revenue Recognition

Product Revenue. We derive our product revenues from sales of OVA1 through Quest Diagnostics. We recognize product revenues for tests performed when the following revenue recognition criteria are met: (1) persuasive evidence that an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured.

License Revenue. Under the terms of the secured line of credit with Quest Diagnostics, portions of the borrowed principal amounts may be forgiven upon our achievement of certain milestones relating to the development, regulatory approval and commercialization of certain diagnostic tests. We account for forgiveness of principal debt balances as license revenues over the term of the exclusive sales period that Quest Diagnostics receives upon commercialization of an approved diagnostic test as we do not have a meaningful history of product sales that provides a reasonable basis for estimating future product sales. We recognize license revenue on a straight-line basis over the remaining period of Quest Diagnostics’ sales exclusivity ending in September 2015.

Fair Value of Warrants

We classify certain of our outstanding warrants as liabilities on our balance sheet. In addition, we fair value these stock warrants at each reporting period, with the changes in fair value recognized in our consolidated statements of operations. We fair value the warrants using a Black Scholes valuation model. Since the outstanding common stock warrants are fair valued at the end of each reporting period, any change in the underlying assumptions to the Black Scholes valuation model, including the volatility and price of our common stock, may have a significant impact on our consolidated financial statements.

Research and Development Costs

Research and development costs are expensed as incurred. Research and development costs consist primarily of payroll and related costs, materials and supplies used in the development of new products, and fees paid to third parties that conduct certain research and development activities on behalf of the Company. In addition, acquisitions of assets to be consumed in research and development, with no alternative future use, are expensed as incurred as research and development costs. Software development costs incurred in the research and development of new products are expensed as incurred until technological feasibility is established.

Stock-Based Compensation

We record the fair value of non-cash stock-based compensation costs for stock options and stock purchase rights related to our 2010 Stock Incentive Plan (the “2010 Plan”) and 2000 Stock Plan (the “2000 Plan”). We estimate the fair value of stock options using a Black-Scholes option valuation model. This model requires the input of subjective assumptions including expected stock price volatility, expected life and estimated forfeitures of each award. We use the straight-line method to amortize the fair value over the vesting period of the award. Due to the limited amount of historical data available to us, particularly with respect to stock-price volatility, option exercise patterns and forfeitures, the actual value of stock options and stock purchase rights could differ from our estimates.

We also record the fair value of non-cash stock-based compensation costs for equity instruments issued to non-employees. We recalculate costs for these options each reporting period using a Black-Scholes option valuation model. Because we recalculate these costs each reporting period, changes in assumptions used in our calculations, including changes in the fair value of our common stock, can result in significant changes in the amounts we record from one reporting period to another.

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

Recently Adopted Accounting Pronouncements

Comprehensive Income—In June 2011, the FASB issued new guidance on the presentation of comprehensive income. Specifically, the new guidance allows an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. We will adopt this pronouncement in the first quarter of 2012, and it will have no effect on our financial position, results of operations or cash flows but it will impact the way we present comprehensive income.

Fair Value Measurement—In April 2011, the FASB issued new guidance to achieve common fair value measurement and disclosure requirements between GAAP and International Financial Reporting Standards. This new guidance amends current fair value measurement and disclosure guidance to include increased transparency around valuation inputs and investment categorization. The new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. We do not believe the adoption of the new guidance will have an impact on our consolidated financial position, results of operations or cash flows.

Results of Operations—Year Ended December 31, 2011 as compared to Year Ended December 31, 2010

The selected summary financial and operating data of Vermillion for the years ended December 31, 2011 and 2010 were as follows:

	Year Ended December 31,		Increase (Decrease)
(dollars in thousands)	2011	2010	Amount	%
Revenue:
Product	$1,469	$308	$1,161	377
License	454	867	(413)	(48)

Total revenue	1,923	1,175	748	64
Cost of revenue:
Product	129	88	41	47

Total cost of revenue	129	88	41	47

Gross profit	1,794	1,087	707	65
Operating expenses:
Research and development	5,387	3,848	1,539	40
Sales and marketing	5,539	2,857	2,682	94
General and administrative	8,509	8,984	(475)	(5)

Total operating expenses	19,435	15,689	3,746	24
Loss from operations	(17,641)	(14,602)	(3,039)	21
Interest income	64	40	24	60
Interest expense	(396)	(491)	95	(19)
Gain on investments in auction rate securities	-	58	(58)	-
Change in fair value and gain from warrant exercise, net	378	4,353	(3,975)	(91)
Debt conversion costs	-	(141)	141	-
Reorganization items	(96)	(1,677)	1,581	(94)
Reorganization items – related party incentive plan	-	(6,932)	6,932	-
Other income (expense), net	(99)	358	(457)	(128)

Loss before income taxes	(17,790)	(19,034)	1,244	(7)
Income tax benefit (expense)	-	-	-	-

Net loss	$(17,790)	$(19,034)	$1,244	(7)

Product Revenue. Product revenue was $1,469,000 for the year ended December 31, 2011 compared to $308,000 for the same period in 2010. We recognized product revenue for the year ended December 31, 2011 for the sale of OVA1 through Quest Diagnostics. Quest Diagnostics performed approximately 15,225 OVA1 tests during the year ended December 31, 2011 compared to approximately 6,155 tests for the same period in 2010. We commercially launched OVA1 on March 9, 2010. Product revenue increased $1,161,000 for the year ended December 31, 2011 compared to the same period in 2010 due to the increased volume of tests as well as the recognition of deferred revenue upon meeting the criteria for revenue recognition. During the fourth quarter of 2011, we recognized $549,000 of deferred revenue related to 2011 upon receipt of an annual royalty report from Quest Diagnostics based on final resolution for 11,708 tests. During the first quarter of 2011, we recognized $160,000 of deferred revenue related to 2010 upon receipt of an annual royalty report from Quest Diagnostics based on final resolution for 2,814 tests. Tests which do not yet have final resolution for 2011 will be included in our 2012 annual royalty report. During 2010, we recognized only the $50 fixed fee per test in product revenue and recorded additional payments as deferred revenue.

License Revenue. License revenue was $454,000 for the year ended December 31, 2011 compared to $867,000 for the same period in 2010. Under the terms of our secured line of credit with Quest Diagnostics, $3,000,000 principal was forgiven upon the achievement of FDA approval for OVA1. This amount is recognized as license revenue over the period of sales exclusivity Quest Diagnostics received beginning on the OVA1 commercialization date of March 9, 2010. License revenue decreased $413,000, or 48%, for the year ended December 31, 2011 compared to the same period in 2010 due to the extension of the term of exclusivity for up to three additional years in Quest Amendment No. 4. The balance of the $3,000,000 forgiven is being recognized over the revised period of exclusivity.

Cost of Product Revenue. Cost of product revenue includes royalties on net sales paid to JHU, as well as sample acquisition and lot qualification costs related to the testing of reagent lots for the assays included in OVA1 to ensure they meet the specifications required for inclusion. Product cost of revenue was $129,000 for the year ended December 31, 2011 compared to $88,000 for the same period in 2010 due to increased sample acquisition and lot qualification costs as a result of the increased testing volume.

Research and Development Expenses. Research and development expenses represent costs incurred to develop our technology and carry out clinical studies, and include personnel-related expenses, regulatory costs, reagents and supplies used in research and development laboratory work, infrastructure expenses, including allocated facility occupancy and information technology costs, contract services and other outside costs. Research and development expenses also include costs related to activities performed under contracts with our collaborators and strategic partners. Research and development expenses increased by $1,539,000, or 40%, for the year ended December 31, 2011 compared to the same period in 2010. This increase was due primarily to a $1,919,000 increase in clinical trial and collaboration costs for the ongoing development of our ovarian cancer program and our PAD blood test, VASCLIR, as well as $435,000 for the Correlogic asset acquisition which was expensed as the assets acquired will be consumed in research and development activities, with no alternative future use. These increases were partially offset by decreases in stock-based compensation expense of $307,000 as well as decreases in depreciation expense and outside consulting services compared to the same period in 2010 as well as a loss on sale and disposal of property and equipment in 2010 which did not recur in 2011. We expect research and development expenses to be lower in 2012 as compared to 2011 as we completed our PAD intended-use study in 2011 and anticipated 2012 activities will be less cost intensive. Our research and development expenses may fluctuate from period to period due to the timing and scope of our activities as well as coordination of our activities with current and potential collaborators and strategic partners.

Sales and Marketing Expenses. Our sales and marketing expenses consist primarily of personnel-related expenses, education and promotional expenses, and infrastructure expenses, including allocated facility occupancy and information technology costs. These expenses include the costs of educating physicians, laboratory personnel and other healthcare professionals regarding OVA1. Sales and marketing expenses also include the costs of sponsoring continuing medical education, medical meeting participation and dissemination of scientific and health economic publications. Our personnel-related expenses include the cost of our Territory Development Managers, the subject matter experts responsible for market development and the coordination of interactions with the Quest Diagnostic’s sales team. Sales and marketing expenses increased by $2,682,000, or 94%, for the year ended December 31, 2011 compared to the same period in 2010. The increase was primarily due to a $1,844,000 increase in personnel and personnel-related expenses, reflecting a full year with the sales and marketing team while the Territory Development Managers were added over the course of 2010, a $540,000 increase in marketing expenses related to the continued commercialization and promotion of OVA1 as well as $141,000 increase in outside consulting services. We expect sales and marketing expenses to be lower in 2012 as compared to 2011 as a result of our reduction in our Territory Development and sales management personnel announced in January 2012. Our sales and marketing expenses may fluctuate from period to period due to the timing and scope of our activities as well as coordination of our activities with current and potential collaborators and strategic partners.

General and Administrative Expenses. General and administrative expenses consist primarily of personnel-related expenses, professional fees and other costs, including legal, finance and accounting expenses, and other infrastructure expenses, including allocated facility occupancy and information technology costs. General and administrative expenses decreased by $475,000, or 5%, for the year ended December 31, 2011 compared to the same period in 2010. The decrease was primarily due to a $1,422,000 decrease in stock compensation expense as Incentive Plan costs were fully amortized in June 2011. In addition, audit and tax related service costs decreased $781,000 compared to the same period in 2010 due to the substantial effort in 2010 to bring current all periodic reports required by the Securities and Exchange Act of 1934 following emergence from bankruptcy. These decreases were partially offset by a $1,662,000 increase in legal costs due to the MAS litigation as well as Correlogic and shareholder activist litigation legal costs. General and administrative stock-based compensation expense was $2,446,000 and $3,868,000 for the years ended December 31, 2011 and 2010, respectively. We expect general and administrative expenses to be lower in 2012 as compared to 2011 as a result of our eliminating the positions of Chief Financial Officer and Vice President of Corporate Strategy as announced in January 2012. We also anticipate a reduction in our legal expenses in 2012 compared to 2011 as significant legal matters, including the MAS litigation, are expected to come to closure during 2012. Our general and administrative expenses may fluctuate from period to period due to the timing and scope of our activities as well as coordination of our activities with current and potential collaborators and strategic partners.

Interest Expense. Interest expense decreased by $95,000, or 19%, for the year ended December 31, 2011 compared to the same period in 2010 as we paid off $5,000,000 of our 7.00% Senior Convertible Notes upon maturity in September 2011.

Gain on Investment in Auction Rate Securities. There was no gain on investment in auction rate securities for the year ended December 31, 2011 compared to $58,000 in the same period in 2010. The auction rate securities were sold in July 2010.

Change in Fair Value and Gain from Warrant Exercise, Net. The change in fair value and gain from exercise of warrants was $378,000 for the year ended December 31, 2011 compared to $4,353,000 for the same period in 2010. The decrease of $3,975,000, or 91%, was primarily due to the relative decrease in the Company’s stock price during the respective annual periods.

Debt Conversion Costs. There were no debt conversion costs for the year ended December 31, 2011 compared to $141,000 for the same period in 2010 as there was no conversion of debt to equity in 2011.

Reorganization Items. Reorganization items for the year ended December 31, 2011 totaled $96,000 compared to $1,677,000 for the same period in 2010. Reorganization items include professional advisory fees and other costs directly associated with our Chapter 11 bankruptcy activities. The activities were largely completed during 2010 resulting in lower expenses during the year ended December 31, 2011. We expect costs related to reorganization items to be immaterial in 2012.

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

Other Income (Expense), Net. Net other expense was $99,000 for the year ended December 31, 2011 compared to other income of $358,000 for the same period in 2010. Other expense for 2011 was due primarily to Delaware franchise tax. Other income for the year ended December 31, 2010 included an award of two grants for the aggregate sum of $489,000 under the Internal Revenue Service Qualifying Therapeutic Discovery Projects Grant Program for the OVA2 and PAD programs.

Income Tax Benefit (Expense). There was no income tax benefit or expense for the year ended December 31, 2011 or 2010.

Results of Operations—Year Ended December 31, 2010 as compared to Year Ended December 31, 2009

The selected summary financial and operating data of Vermillion for the years ended December 31, 2010 and 2009 were as follows:

	Year Ended December 31,		Increase (Decrease)
(dollars in thousands)	2010	2009	Amount	%
Revenue:
Product	$308	$—	$308	—
License	867	—	867	—

Total revenue	1,175	—	1,175	—
Cost of revenue:
Product	88	—	88	—

Total cost of revenue	88	—	88	—

Gross profit	1,087	—	1,087	—
Operating expenses:
Research and development	3,848	2,346	1,502	64
Sales and marketing	2,857	455	2,402	528
General and administrative	8,984	2,562	6,422	251

Total operating expenses	15,689	5,363	10,326	193
Loss from operations	(14,602)	(5,363)	(9,239)	172
Interest income	40	28	12	43
Interest expense	(491)	(1,691)	1,200	(71)
Gain on investments in auction rate securities	58	—	58	—
Change in fair value and gain from warrant exercise, net	4,353	(12,106)	16,459	(136)
Debt conversion costs	(141)	(819)	678	(83)
Reorganization items	(1,677)	(2,066)	389	(19)
Reorganization items—related party incentive plan	(6,932)	—	(6,932)	—
Other income (expense), net	358	(20)	378	(1,890)

Loss before income taxes	(19,034)	(22,037)	3,003	(14)
Income tax benefit (expense)	—	(11)	11	—

Net loss	$(19,034)	$(22,048)	$3,014	(14)

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

Interest Expense. Interest expense decreased by $1,200,000, or 71%, for the year ended December 31, 2010, compared to the same period in 2009. Interest expense in both periods consisted largely of interest related to our convertible senior notes and long-term debt; however, total debt outstanding at December 31, 2010 was $12,000,000 compared to $17,765,000 at December 31, 2009 and our rate of interest was reduced in 2010 compared to 2009.

Gain on Investment in Auction Rate Securities. Gain on investment in auction rate securities totaled $58,000 for the year ended December 31, 2010 compared to none in the same period for 2009. The auction rate securities were sold in July 2010, eliminating our position in the investment.

Change in Fair Value and Gain from Warrant Exercise, Net. The change in fair value and gain from exercise of warrants of $4,353,000 for the year ended December 31, 2010 was primarily due to the change in our stock price during the year then ended. Effective January 1, 2009, the adoption of the new accounting guidance resulted in the reclassification of certain outstanding common stock warrants from stockholders’ deficit to liability, which further required re-measurement at the end of each reporting period.

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

Reorganization Items—Related Party Incentive Plan. Reorganization items for the year ended December 31, 2010 amounted to $6,932,000. We paid $5,000,000 in cash and accrued $1,932,000 for the value of the vested portions of restricted stock under the Incentive Plan prior to us emerging from bankruptcy under the Bankruptcy Code.

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

Liquidity and Capital Resources

On March 9, 2010, we commercially launched OVA1. We will continue to expend resources in the selling and marketing of OVA1 and developing additional diagnostic tests.

On February 18, 2011, we completed an underwritten follow-on public offering of our common stock for net proceeds of $20,206,000 after deducting underwriting discounts and offering expenses. Our $5,000,000 of outstanding 7.00% Notes due in September 2011 were paid in full.

We have incurred significant net losses and negative cash flows from operations since inception. At December 31, 2011, we had an accumulated deficit of $316,299,000 and stockholders’ equity of $10,359,000. On December 31, 2011, we had $22,477,000 of cash and cash equivalents and $11,476,000 of current liabilities including $7,000,000 principal amount under a secured line of credit from Quest Diagnostics due and payable on October 7, 2012.

We expect cash for OVA1 from Quest Diagnostics to be our only material, recurring source of cash in 2012. In order to continue our operations as currently planned through 2013 and beyond, we will need to raise additional capital. Given the above conditions, there is substantial doubt about the Company’s ability to continue as a going concern.

The consolidated financial statements have been prepared on a going concern basis and do not include any adjustments that might result from these uncertainties.

The successful achievement of our business objectives will require additional financing and therefore, we will need to raise additional capital or incur indebtedness to continue to fund our future operations. We will seek to raise capital through a variety of sources, including the public equity market, private equity financing, collaborative arrangements, licensing arrangements, and/or public or private debt.

Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. If we obtain additional funds through arrangements with collaborators or strategic partners, we may be required to relinquish our rights to certain technologies or products that we might otherwise seek to retain. Additional funding may not be available when needed or on terms acceptable to us. If we are unable to obtain additional capital, we may be required to delay, reduce the scope of or eliminate our sales and marketing and/or research and development activities.

Our future liquidity and capital requirements will depend upon many factors, including, among others:

•	resources devoted to establish sales, marketing and distribution capabilities;

•	the rate of product adoption by physicians and patients;

•	our determination to acquire or invest in other products, technologies and businesses;

•	the market price of our common stock as it affects the exercise of stock options; and

•	the insurance payer community’s acceptance of and reimbursement for OVA1.

Cash and cash equivalents as of December 31, 2011 and December 31, 2010 were $22,477,000 and $22,914,000, respectively. At December 31, 2011 and 2010, working capital was $11,417,000 and $13,726,000, respectively.

Net cash used in operating activities was $15,581,000 for the year ended December 31, 2011, resulting primarily from operating losses incurred as adjusted for a change in fair value of warrants of $378,000 and non-cash license revenues of $454,000, partially offset by $3,286,000 of stock-based compensation expense.

Net cash used in operating activities was $20,935,000 for the year ended December 31, 2010, resulting primarily from operating losses incurred as adjusted for a change in fair value of warrants and warrant exercises of $4,353,000 and non-cash license revenues of $867,000, partially offset by $141,000 in debt conversion costs, $114,000 of depreciation and amortization, $1,900,000 of stock-based compensation expense and $4,969,000 of Debtor’s Incentive Plan charges with related parties. Net cash used in operating activities also decreased by $3,803,000 of cash provided by changes in operating assets and liabilities mainly driven by the $3,928,000 in reorganization items.

Net cash used in investing activities was $99,000 for the year ended December 31, 2011, due to the purchase of property and equipment.

Net cash provided by investing activities was $350,000 for the year ended December 31, 2010, primarily due to the proceeds from the sale of investments of $465,000 and the maturity of a certificate of deposit pledged as collateral on a letter of credit of $60,000 partially offset by $180,000 purchase of property and equipment.

Net cash provided by financing activities was $15,240,000 for the year ended December 31, 2011, which resulted primarily from net proceeds of $20,206,000 in connection with our February 2011 follow-on public offering partially offset by our $5,000,000 repayment of our 7.00% Senior Convertible Notes in September 2011.

Net cash provided by financing activities was $40,050,000 for the year ended December 31, 2010, which resulted primarily from net proceeds of $42,782,000 in connection with our January 2010 private placement, offset by $2,195,000 in repayments of the 4.50% Notes and $400,000 of the debtor-in-possession financing with Quest Diagnostics.

Contractual Obligations

The following summarizes our contractual obligations at December 31, 2011, including the extension of our Austin, TX principal facility operating lease in March 2012, and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

(in thousands)	Total	2012	2013	Thereafter
Loan from Quest Diagnostics Inc.(1)	$7,000	$7,000	—	$—
Interest payable on loan from Quest Diagnostics Inc.(2)	202	202	—	—
Noncancelable collaboration obligations(3)	563	450	113	—
Noncancelable operating lease obligations	161	121	40	—
Purchase obligations	—	—	—	—

Total contractual obligations	$7,926	$7,773	$153	$—

(1)	Principal amounts, not including interest.
(2)	Based on outstanding principal balance and interest rate as of December 31, 2011.
(3)	The following are non-cancelable collaboration obligations: Research collaboration agreement with the Johns Hopkins University School of Medicine and Stanford University.

Off-Balance Sheet Arrangements

As of December 31, 2011, we had no off-balance sheet arrangements that are reasonably likely to have a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K, information is not required.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements, including consolidated balance sheets as of December 31, 2011 and 2010, consolidated statements of operations for the years ended December 31, 2011 and 2010, consolidated statements of changes in stockholders’ equity (deficit) and comprehensive loss for the years ended December 31, 2011 and 2010, consolidated statements of cash flows for the years ended December 31, 2011 and 2010 and notes to our consolidated financial statements, together with a report thereon of our independent registered public accounting firm, dated March 26, 2012, are attached hereto as pages F-1 through F-31.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required financial disclosure.

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act, as of December 31, 2011.

Based on that evaluation, our Chief Executive Officer and Chief Accounting Officer have concluded that as of December 31, 2011 our disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15(d)-15(e) under the Exchange Act, were effective.

Management Report on Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over our financial reporting. We have assessed the effectiveness of internal control over financial reporting as of December 31, 2011. Our assessment was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control-Integrated Framework.

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

Based on using the COSO criteria, management concluded our internal control over financial reporting as of December 31, 2011 was effective.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2011, was not subject to attestation by our independent registered public accounting firm pursuant to rules of the United States Securities and Exchange Commission (“SEC”) that permit a smaller reporting company to provide only management’s report in this Annual Report on Form 10-K.

Changes in internal control over financial reporting.

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information regarding our Directors, committees of our Board of Directors, including our audit committee and nominating and corporate governance committee, our Director nomination process, and our Executive Officers appearing under the heading “Information Regarding the Board of Directors, Committees and Corporate Governance,” “Management” and “Section 16(a) Beneficial Ownership Reporting Compliance,” of our proxy statement relating to our 2012 Annual Meeting of Stockholders to be held on June 7, 2012 (the “2012 Proxy Statement”) is incorporated by reference.

Our code of ethics is applicable to all employees, including both our President and Chief Executive Officer and Principal Financial Officer. This code of ethics is publicly available on our website at http://www.vermillion.com. If our Board makes any amendments to this code other than technical, administrative or other non-substantive amendments, or grants any waivers, including implicit waivers, from a provision of this code to any officer or person described in paragraph (a) of Item 5.05 of Form 8-K, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies on our website.

ITEM 11.	EXECUTIVE COMPENSATION

The information appearing under the headings “Board Compensation,” “Compensation Discussion and Analysis,” “Executive Officer Compensation,” “Corporate Governance—Compensation Committee Interlocks and Insider Participation” and “Report of the Compensation Committee” of the 2012 Proxy Statement is incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information appearing under the heading “Security Ownership of Certain Beneficial Owners and Management” of the 2012 Proxy Statement is incorporated by reference.

See the description regarding our equity compensation plans contained in the notes to our financial statements, attached hereto.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information appearing under the heading “Certain Relationships and Related Transactions” and “Information Regarding the Board of Directors, Committees and Corporate Governance” of the 2012 Proxy Statement is incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information appearing under the heading “Ratification of the Selection of the Independent Public Accounting Firm for Vermillion” of the 2012 Proxy Statement is incorporated by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	LIST OF DOCUMENTS FILED AS PART OF THIS REPORT:

1.	Financial Statements

The financial statements and notes thereto, and the report of the independent registered public accounting firm thereon, are set forth on pages F-1 through F-31.

2.	Exhibits

The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vermillion, Inc.

Date: March 26, 2012	/s/ GAIL S. PAGE
Gail S. Page
President and Chief Executive Officer (Principal Executive Officer)

Date: March 26, 2012	/s/ ERIC J. SCHOEN
Eric J. Schoen
Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ GAIL S. PAGE Gail S. Page	President and Chief Executive Officer (Principal Executive Officer)	March 26, 2012

/s/ ERIC J. SCHOEN Eric J. Schoen	Chief Accounting Officer (Principal Financial Officer)	March 26, 2012

/s/ JAMES S. BURNS James S. Burns	Chairman of the Board of Directors	March 26, 2012

/s/ JOHN F. HAMILTON John F. Hamilton	Director	March 26, 2012

/s/ BRUCE A. HUEBNER Bruce A. Huebner	Director	March 26, 2012

/s/ PETER S. RODDY Peter S. Roddy	Director	March 26, 2012

/s/ CARL SEVERINGHAUS Carl Severinghaus	Director	March 26, 2012

/s/ WILLIAM C. WALLEN, PH.D. William C. Wallen, Ph.D.	Director	March 26, 2012

INDEX TO EXHIBITS

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
2.1	Findings of Fact, Conclusions of Law and Order Confirming Debtor’s (Vermillion Inc.’s) Second Amended Plan of Reorganization Under Chapter 11 of the Bankruptcy Code dated January 7, 2010	8-K	000-31617	2.1	January 12, 2010

3.1	Fourth Amended and Restated Certificate of Incorporation of Vermillion, Inc. dated January 22, 2010	8-K	000-31617	3.1	January 25, 2010

3.2	Third Amended and Restated Bylaws of Vermillion, Inc.					✓

4.1	Form of Vermillion, Inc.’s (formerly Ciphergen Biosystems, Inc.) Common Stock Certificate	S-1/A	333-32812	4.1	August 24, 2000

4.2	Preferred Shares Rights Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Continental Stock Transfer & Trust Company dated March 20, 2002	8-A	000-31617	4.2	March 21, 2002

4.3	Amendment to Rights Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Wells Fargo Bank, N.A. dated July 22, 2005	8-K	000-31617	4.4	July 28, 2005

4.4	Second Amendment to Rights Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Wells Fargo Bank, N.A. dated September 30, 2005	8-K	000-31617	4.5	October 4, 2005

4.5	Third Amendment to Rights Agreement between Vermillion, Inc. and Wells Fargo Bank, N.A., dated September 11, 2007	8-K	000-31617	10.1	September 12, 2007

10.1	1993 Stock Option Plan #	S-1	333-32812	10.3	March 20, 2000

10.2	Form of Stock Option Agreement #	S-1/A	333-32812	10.4	August 24, 2000

10.3	2000 Stock Plan and related form of Stock Option Agreement #	S-1/A	333-32812	10.5	August 4, 2000

10.4	Amended and Restated 2000 Employee Stock Purchase Plan #	10-Q	000-31617	10.6	November 14, 2007

10.5	Vermillion, Inc. 2010 Stock Incentive Plan #	8-K	000-31617	10.1	February 12, 2010

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.6	Ciphergen Biosystems, Inc. 401(k) Plan #	10-K	000-31617	10.7	March 22, 2005

10.7	Securities Purchase Agreement by and among Vermillion, Inc. and the purchasers party thereto dated August 23, 2007	S-1	333-146354	10.57	September 27, 2007

10.8	Form of Warrant	10-Q	000-31617	10.51	November 14, 2007

10.9	Form of Securities Purchase Agreement between Vermillion, Inc. and the purchasers party thereto dated December 24, 2009	8-K	000-31617	10.1	December 29, 2009

10.10	Employment Agreement between Sandra A. Gardiner and Vermillion, Inc. dated April 9, 2010 #	8-K	000-31617	10.1	April 22, 2010

10.11	Employment Agreement between Gail S. Page and Vermillion, Inc. dated September 28, 2010 #	8-K	000-34810	10.1	September 30, 2010

10.12	Employment Agreement between Eric T. Fung and Vermillion, Inc. dated September 28, 2010 #	8-K	000-34810	10.2	September 30, 2010

10.13	Form of Severance Agreement between key executive employees and Vermillion, Inc. #	8-K	000-31617	10.1	August 29, 2008

10.14	Form of Proprietary Information Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and certain of its employees #	S-1/A	333-32812	10.9	August 24, 2000

10.15	Consulting Agreement between Richard G. Taylor and Vermillion, Inc. dated August 26, 2008 #	8-K	000-31617	10.1	August 29, 2008

10.16	MAS License Agreement with IllumeSys Pacific, Inc. dated April 7, 1997	S-1/A	333-32812	10.23	August 24, 2000

10.17	MAS License Agreement with Ciphergen Technologies, Inc. (formerly ISP Acquisition Corporation) dated April 7, 1997	S-1	333-32812	10.24	August 24, 2000

10.18	Settlement Agreement and Mutual General Release by and among Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.), IllumeSys Pacific, Inc., Ciphergen Technologies, Inc., Molecular Analytical Systems, Inc., LumiCyte, Inc. and T. William Hutchens dated May 28, 2003 †	8-K	000-31617	99.2	June 11, 2003

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.19	Assignment Agreement by and among Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.), IllumeSys Pacific, Inc., Ciphergen Technologies, Inc., Molecular Analytical Systems, Inc., LumiCyte, Inc. and T. William Hutchens dated May 28, 2003 †	8-K	000-31617	99.3	June 11, 2003

10.20	License Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Molecular Analytical Systems, Inc. dated May 28, 2003 †	8-K	000-31617	99.4	June 11, 2003

10.21	Collaborative Research Agreement between University College London, UCL Biomedica plc and Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) dated September 22, 2005 †	10-K	000-31617	10.54	March 17, 2006

10.22	Distribution and Marketing Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Ciphergen Biosystems KK dated March 24, 1999	S-1/A	333-32812	10.26	September 22, 2000

10.23	Strategic Alliance Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Quest Diagnostics Incorporated dated July 22, 2005	8-K	000-31617	10.44	July 28, 2005

10.24	Amendment to Strategic Alliance Agreement between Vermillion, Inc. and Quest Diagnostics Incorporated dated October 7, 2009	8-K	000-31617	10.2	October 21, 2009

10.25	Amendment to Strategic Alliance Agreement between Vermillion, Inc. and Quest Diagnostics Incorporated dated November 10, 2010	8-K	000-34810	10.1	November 12, 2010

10.26	Amendment No. 5 to Strategic Alliance Agreement by and among Vermillion, Inc. and Quest Diagnostics Incorporated and Quest Diagnostics India Private Limited, dated April 2, 2011†	10-Q	001-34810	10.1	May 10, 2011

10.27	Stock Purchase Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Quest Diagnostics Incorporated dated July 22, 2005	8-K	000-31617	10.45	July 28, 2005

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.28	Warrant between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Quest Diagnostics Incorporated dated July 22, 2005	8-K	000-31617	10.46	July 22, 2005

10.29	Amendment to Warrant between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Quest Diagnostics Incorporated dated August 29, 2007	8-K	000-31617	10.2	August 29, 2007

10.30	Letter Agreement between Vermillion, Inc. and Quest Diagnostics Incorporated dated August 29, 2007	S-1	333-146354	10.38	September 27, 2007

10.31	Credit Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Quest Diagnostics Incorporated dated July 22, 2005	8-K	000-31617	10.47	July 28, 2005

10.32	Debtor-In-Possession Credit and Security Agreement between Vermillion, Inc. and Quest Diagnostics Incorporated dated October 7, 2009	8-K	000-31617	10.1	October 21, 2009

10.33	Memorialization Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Quest Diagnostics Incorporated dated January 12, 2006	S-1	333-146354	10.40	September 27, 2007

10.34	Patent Security Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Quest Diagnostics Incorporated dated July 22, 2005	8-K	000-31617	10.48	July 28, 2005

10.35	Asset Purchase Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Bio-Rad Laboratories, Inc. dated August 14, 2006	14a	000-31617	Annex A	September 12, 2006

10.36	Amendment to Asset Purchase Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Bio-Rad Laboratories, Inc. dated November 13, 2006	S-1	333-146354	10.47	September 27, 2007

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.37	Stock Purchase Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Bio-Rad Laboratories, Inc. dated November 13, 2006	S-1	333-146354	10.48	September 27, 2007

10.38	Transition Services Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Bio-Rad Laboratories, Inc. dated November 13, 2006 †	S-1/A	333-146354	10.53	November 27, 2007

10.39	Amendment No. 1 to Transition Services Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Bio-Rad Laboratories, Inc. dated May 11, 2007	S-1	333-146354	10.50	September 27, 2007

10.40	Amendment No. 2 to Transition Services Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Bio-Rad Laboratories, Inc. dated June 15, 2007	S-1	333-146354	10.51	September 27, 2007

10.41	Manufacture and Supply Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Bio-Rad Laboratories, Inc. dated November 13, 2006 †	S-1/A	333-146354	10.56	November 27, 2007

10.42	Amendment No. 1 to Manufacture and Supply Agreement between Vermillion, Inc. and Bio-Rad Laboratories, Inc. dated August 27, 2007	S-1	333-146354	10.53	September 27, 2007

10.43	Cross License Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Bio-Rad Laboratories, Inc. dated November 13, 2006 †	S-1/A	333-146354	10.58	November 27, 2007

10.44	Sublicense Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Bio-Rad Laboratories, Inc. dated November 13, 2006	S-1	333-146354	10.13	September 27, 2007

10.45	Letter Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Bio-Rad Laboratories, Inc. dated November 13, 2006	S-1	333-146354	10.55	September 27, 2007

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.46	Sublease Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Bio-Rad Laboratories, Inc. dated November 13, 2006 †	S-1/A	333-146354	10.60	November 27, 2007

10.47	Exclusive Distribution Agreement between Vermillion, Inc. and Pronto Diagnostics Ltd., dated August 1, 2011†	10-Q	001-34810	10.1	August 9, 2011

10.48	Consulting Agreement between Vermillion, Inc. and Bruce A. Huebner, dated June 17, 2011#	10-Q	001-34810	10.2	August 9, 2011

10.49	Consulting Agreement between Vermillion, Inc. and Eric T. Fung, dated November 4, 2011#	10-Q	001-34810	10.1	November 9, 2011

10.50	Asset Purchase Agreement between Vermillion, Inc. and Correlogic Systems, Inc., dated November 8, 2011					✓

10.51	Settlement Agreement and Release between Vermillion, Inc. and a third party, dated February 9, 2012††					✓

14.1	Code of Ethics	8-K	001-34810	14.1	December 7, 2010

21.0	Subsidiaries of Registrant					✓

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm					✓

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					✓

31.2	Certification of the Chief Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					✓

32.0	Certification of the Chief Executive Officer and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					(1)

101.INS	XBRL Instance Document					(1)

101.SCH	XBRL Taxonomy Extension Schema Document					(1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					(1)

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					(1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					(1)

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

(1)	Furnished herewith
#	Management contracts or compensatory plan or arrangement.
†	Confidential treatment has been granted with respect to certain provisions of this agreement. Omitted portions have been filed separately with the SEC.
††	Certain portions of this exhibit have been omitted and filed separately with the SEC. Confidential treatment has been requested with respect to such omitted portions.

VERMILLION, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Vermillion, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Vermillion, Inc. and its subsidiaries (the “Company”) at December 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company voluntarily filed for Chapter 11 bankruptcy protection on March 30, 2009 and subsequently emerged from bankruptcy on January 22, 2010.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the consolidated financial statements, the Company has incurred recurring losses and negative cash flows from operations and has debt outstanding due and payable in October 2012, all of which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PricewaterhouseCoopers LLP

Austin, Texas

March 26, 2012

Vermillion, Inc.

Consolidated Balance Sheets

(Amounts in Thousands, Except Share and Par Value Amounts)

	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$22,477	$22,914
Accounts receivable	99	136
Prepaid expenses and other current assets	317	779

Total current assets	22,893	23,829
Property and equipment, net	216	194
Other assets	2	12

Total assets	$23,111	$24,035

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,331	$998
Accrued liabilities	2,592	3,056
Short-term debt	7,000	—
Convertible senior notes	—	5,000
Deferred revenue	553	1,049

Total current liabilities	11,476	10,103
Non-current liabilities:
Long-term debt	—	7,000
Warrant liability	—	378
Long-term deferred revenue	1,224	1,679
Other liabilities	52	259

Total liabilities	12,752	19,419

Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding at December 31, 2011 and 2010	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized; 14,900,831 and 10,657,564 shares issued and outstanding at December 31, 2011 and 2010, respectively	15	11
Additional paid-in capital	326,796	303,270
Accumulated deficit	(316,299)	(298,509)
Accumulated other comprehensive loss	(153)	(156)

Total stockholders’ equity	10,359	4,616

Total liabilities and stockholders’ equity	$23,111	$24,035

See accompanying Notes to Consolidated Financial Statements

Vermillion, Inc.

Consolidated Statements of Operations

(Amounts in Thousands, Except Share and Per Share Amounts)

	Year Ended December 31,
	2011	2010
Revenue:
Product	$1,469	$308
License	454	867

Total revenue	1,923	1,175
Cost of revenue:
Product	129	88

Total cost of revenue	129	88

Gross profit	1,794	1,087
Operating expenses:
Research and development(1)	5,387	3,848
Sales and marketing(2)	5,539	2,857
General and administrative(3)	8,509	8,984

Total operating expenses	19,435	15,689
Loss from operations	(17,641)	(14,602)
Interest income	64	40
Interest expense	(396)	(491)
Gain on investments in auction rate securities	—	58
Change in fair value and gain from warrant exercise, net	378	4,353
Debt conversion costs	—	(141)
Reorganization items	(96)	(1,677)
Reorganization items—related party incentive plan	—	(6,932)
Other income (expense), net	(99)	358

Loss before income taxes	(17,790)	(19,034)
Income tax benefit (expense)	—	—

Net loss	$(17,790)	$(19,034)

Net loss per share—basic and diluted	$(1.25)	$(1.83)

Weighted average common shares used to compute basic and diluted net loss per common share	14,249,570	10,404,741

Non-cash stock-based compensation expense included in operating expenses:
(1) Research and development	$686	$992
(2) Sales and marketing	158	77
(3) General and administrative	2,446	3,868

See accompanying Notes to Consolidated Financial Statements

Vermillion, Inc.

Consolidated Statements of Changes in Stockholders’ Equity (Deficit) and Comprehensive Loss

(Amounts in Thousands, Except Share Amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)	Comprehensive Loss
	Shares	Amount
Balance at December 31, 2009	7,918,705	8	252,196	(279,475)	(46)	(27,317)
Net loss	—	—	—	(19,034)	—	(19,034)	$(19,034)
Change in unrealized gain(loss) on auction rate securities	—	—	—	—	(119)	(119)	(119)
Foreign currency translation adjustment	—	—	—	—	9	9	9

Comprehensive loss						—	$(19,144)

Common stock issued in conjunction with private placement sale, net of issuance costs	2,327,869	2	42,780	—	—	42,782
Common stock issued in conjuntion with execise of stock options	21,083	—	42	—	—	42
Warrant exercises, net of issuance cost	46,972	—	926	—	—	926
Conversion of convertible senior notes, net of issuance cost	16,283	—	458	—	—	458
Common stock issued for debtor's incentive plan	226,904	—	4,969	—	—	4,969
Common stock issued for restricted stock awards	99,748	1	535	—	—	536
Stock compensation charge	—	—	1,364	—	—	1,364

Balance at December 31, 2010	10,657,564	11	303,270	(298,509)	(156)	4,616
Net loss	—	—	—	(17,790)	—	(17,790)	$(17,790)
Foreign currency translation adjustment	—	—	—	—	3	3	3

Comprehensive loss							$(17,787)

Common stock issued in conjunction with follow-on public offering, net of issuance costs	4,000,000	4	20,202	—	—	20,206
Common stock issued in conjuntion with execise of stock options	21,833	—	34	—	—	34
Common stock issued for debtor's incentive plan	75,637	—	1,656	—	—	1,656
Common stock issued for restricted stock awards	145,797	—	587	—	—	587
Warrants issued for services	—	—	4	—	—	4
Stock compensation charge	—	—	1,043	—	—	1,043

Balance at December 31, 2011	14,900,831	$15	$326,796	$(316,299)	$(153)	$10,359

See accompanying Notes to Consolidated Financial Statements

Vermillion, Inc.

Consolidated Statements of Cash Flows

(Amounts in Thousands)

	Year Ended December 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(17,790)	$(19,034)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of investments	—	(58)
Change in fair value and gain from warrant exercise, net	(378)	(4,353)
Common stock issued for debtor's incentive plan with related parties	—	4,969
Non-cash license revenue	(454)	(867)
Debt conversion costs	—	141
Loss on sale and disposal of property and equipment	—	56
Depreciation and amortization	77	114
Stock-based compensation expense	3,286	1,900
Warrants issued for services	4	—
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	37	(136)
Decrease (increase) in prepaid expenses and other current assets	462	(385)
Decrease (increase) in other assets	10	(12)
Increase in accounts payable and accrued liabilities	253	63
Increase (decrease) in deferred revenue	(497)	595
Decrease in other liabilities	(207)	—
Reorganization items	(384)	(3,928)

Net cash used in operating activities	(15,581)	(20,935)

Cash flows from investing activities:
Proceeds from sales of investments	—	465
Proceeds from sale of property and equipment	—	5
Purchase of property and equipment	(99)	(180)
Proceeds from maturity of CD pledged as collateral on letter of credit	—	60

Net cash (used in) / provided by investing activities	(99)	350

Cash flows from financing activities:
Repayment of debtor-in-possession loan financing	—	(400)
Principal repayment of 7.00% convertible senior notes	(5,000)	—
Principal repayment of 4.50% convertible senior notes	—	(2,195)
Proceeds from sale of common stock, net of issuance costs	20,206	42,782
Proceeds from issuance of common stock from exercise of stock options	34	42
Costs related to issuance of common stock from warrant exercises	—	(133)
Issuance costs related to conversion of convertible senior notes	—	(46)

Net cash provided by financing activities	15,240	40,050

Effect of exchange rate changes on cash and cash equivalents	3	9

Net increase (decrease) in cash and cash equivalents	(437)	19,474
Cash and cash equivalents, beginning of year	22,914	3,440

Cash and cash equivalents, end of year	$22,477	$22,914

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$462	$1,407
Income taxes	—	—
Non-cash investing and financing activities:
Principal reduction from conversion of senior convertible notes	$—	$(170)
Principal reduction from forgiveness of Quest secured line of credit	—	(3,000)
Issuance of common stock from warrant exercise	—	1,059
Issuance of common stock from conversion of principal and interest for senior convertible notes	—	504

See accompanying Notes to Consolidated Financial Statements

Vermillion, Inc.

Notes to Consolidated Financial Statements

NOTE 1: BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

Organization

Vermillion, Inc. (“Vermillion”; Vermillion and its wholly-owned subsidiaries are collectively referred to as “we” or the “Company”) is incorporated in the state of Delaware, and is engaged in the business of developing and commercializing diagnostic tests in the fields of oncology, cardiology and women’s health. On March 9, 2010, we commercially launched OVA1™ ovarian tumor triage test (“OVA1”). As discussed in Note 4, we distribute OVA1 through Quest Diagnostics, which has the non-exclusive right to commercialize OVA1 on a worldwide basis, with exclusive commercialization rights in each exclusive territory, beginning on the date OVA1 was first commercialized and ending on the fifth anniversary of the date that OVA1 was cleared by the FDA, with the right to extend the exclusivity period for one additional year. These exclusive territories include the United States, India, Mexico, and the United Kingdom.

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

On December 19, 2011, we completed the purchase of substantially all of the assets of Correlogic Systems, Inc. (“Correlogic”) for $435,000. The purchase included certain documents, diagnostic samples and intellectual property owned by and licensed to Correlogic in connection with Correlogic’s ovarian cancer diagnostics business, including a diagnostic test under the name “OvaCheck2™” for the detection of ovarian cancer. The purchase was expensed during the year ended December 31, 2011 as the assets acquired will be consumed in research and development activities, with no alternative future use.

Liquidity

On March 9, 2010, we commercially launched OVA1. We will continue to expend resources in the selling and marketing of OVA1 and developing additional diagnostic tests.

On February 18, 2011, we completed an underwritten follow-on public offering of our common stock for net proceeds of $20,206,000 after deducting underwriting discounts and offering expenses. Our $5,000,000 of outstanding 7.00% Notes due in September 2011 were paid in full.

We have incurred significant net losses and negative cash flows from operations since inception. At December 31, 2011, we had an accumulated deficit of $316,299,000 and stockholders’ equity of $10,359,000. On December 31, 2011, we had $22,477,000 of cash and cash equivalents and $11,476,000 of current liabilities including $7,000,000 principal amount under a secured line of credit from Quest Diagnostics due and payable on October 7, 2012.

We expect cash for OVA1 from Quest Diagnostics to be our only material, recurring source of cash in 2012. In order to continue our operations as currently planned through 2013 and beyond, we will need to raise additional capital. Given the above conditions, there is substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements have been prepared on a going concern basis and do not include any adjustments that might result from these uncertainties.

The successful achievement of our business objectives will require additional financing and therefore, we will need to raise additional capital or incur indebtedness to continue to fund our future operations. We will seek to raise capital through a variety of sources, including the public equity market, private equity financing, collaborative arrangements, licensing arrangements, and/or public or private debt.

Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants. If we obtain additional funds through arrangements with collaborators or strategic partners, we may be required to relinquish our rights to certain technologies or products that we might otherwise seek to retain. Additional funding may not be available when needed or on terms acceptable to us. If we are unable to obtain additional capital, we may be required to delay, reduce the scope of or eliminate our sales and marketing and/or research and development activities.

Principals of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions have been eliminated in consolidation.

Basis of Presentation

The Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC” or “Codification”) 852, “Reorganizations” applied to our financial statements while we operated under the provisions of Chapter 11. ASC 852 does not change the application of generally acceptable accounting principles in the United States of America (“U.S. GAAP”) in the preparation of financial statements. However, for periods including and subsequent to the filing of the Chapter 11 petition, ASC 852 does require that the financial statements distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain expenses that were realized or incurred during the Chapter 11 proceedings have been classified as “reorganization items” on the accompanying consolidated statements of operations.

Use of Estimates

The preparation of consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The primary estimates underlying our consolidated financial statements include assumptions regarding variables used in calculating the fair value of our equity awards, income taxes and contingent liabilities. Actual results could differ from those estimates.

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

Level 1—Quoted prices in active markets for identical assets or liabilities.

Level 2—Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

If a financial instrument uses inputs that fall in different levels of the hierarchy, the instrument will be categorized based upon the lowest level of input that is significant to the fair value calculation.

Concentration of Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk consist of cash and cash equivalents and accounts receivable. We maintain the majority of our cash and cash equivalents in recognized financial institutions in the United States. We also maintain cash deposits with banks in China and Japan. We have not experienced any losses associated with our deposits of cash and cash equivalents. We do not invest in derivative instruments or engage in hedging activities.

Our accounts receivable are derived from sales made to a customer located in North America. We perform ongoing credit evaluations of our customer’s financial condition and generally do not require collateral. We maintain an allowance for doubtful accounts based upon the expected collectability of accounts receivable. Our accounts receivable at December 31, 2011 and 2010 and revenues for the years then ended are from one active customer.

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

Revenue Recognition

Product Revenue. We derive our product revenues from sales of OVA1 through Quest Diagnostics. We recognize product revenues for tests performed when the following revenue recognition criteria are met: (1) persuasive evidence that an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured. Accounts receivable from Quest Diagnostics Incorporated (“Quest Diagnostics”) totaled $85,000 and $121,000 at December 31, 2011 and 2010, respectively.

License Revenue. Under the terms of the secured line of credit with Quest Diagnostics, portions of the borrowed principal amounts may be forgiven upon our achievement of certain milestones relating to the development, regulatory approval and commercialization of certain diagnostic tests (see Note 4). We account for forgiveness of principal debt balances as license revenues over the term of the exclusive sales period that Quest Diagnostics receives upon commercialization of an approved diagnostic test as we do not have a meaningful history of product sales that provides a reasonable basis for estimating future product sales. We recognized license revenue on a straight-line basis over the 2.5-year period of Quest Diagnostics’ sales exclusivity beginning on OVA1 commercialization date of March 9, 2010 through November 10, 2010. On November 10, 2010, the period of Quest Diagnostics’ sales exclusivity for OVA1 was amended for up to three additional years. Accordingly, the balance of the principle amount forgiven at November 10, 2010 is recognized as license revenue on a straight-line basis over the amended term of exclusivity for OVA1 ending in September 2015. Through December 31, 2011, a total of $3,000,000 has been forgiven by Quest Diagnostics based upon milestone achievement.

Research and Development Costs

Research and development costs are expensed as incurred. Research and development costs consist primarily of payroll and related costs, materials and supplies used in the development of new products, and fees paid to third parties that conduct certain research and development activities on our behalf. In addition, acquisitions of assets to be consumed in research and development are expensed as incurred as research and development costs. Software development costs incurred in the research and development of new products are expensed as incurred until technological feasibility is established.

Stock-Based Compensation

We record the fair value of non-cash stock-based compensation costs for stock options and stock purchase rights related to our 2010 Stock Incentive Plan (the “2010 Plan”) and 2000 Stock Plan (the “2000 Plan”). We estimate the fair value of stock options using a Black-Scholes option valuation model. This model requires the input of subjective assumptions including expected stock price volatility, expected life and estimated forfeitures of each award. We use the straight-line method to amortize the fair value over the vesting period of the award. These assumptions consist of estimates of future market conditions, which are inherently uncertain, and therefore are subject to management’s judgment.

The expected life of options is based on historical data of our actual experience with the options we have granted and represents the period of time that the options granted are expected to be outstanding. This data includes employees’ expected exercise and post-vesting employment termination behaviors. The expected stock price volatility is estimated using a combination of historical and peer group volatility for a blended volatility in deriving the expected volatility assumption. We made an assessment that blended volatility is more representative of future stock price trends than just using historical or peer group volatility, which corresponds to the expected life of the options. The expected dividend yield is based on the estimated annual dividends that we expect to pay over the expected life of the options as a percentage of the market value of our common stock as of the grant date. The risk-free interest rate for the expected life of the options granted is based on the United States Treasury yield curve in effect as of the grant date.

We also record the fair value of non-cash stock-based compensation costs for equity instruments issued to non-employees. We recalculate costs for these options each reporting period using a Black-Scholes option valuation model. Because we recalculate these costs each reporting period, changes in assumptions used in our calculations, including changes in the fair value of our common stock, can result in significant changes in the amounts we record from one reporting period to another.

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

Financial Interpretation (“FIN”) 48, “Accounting for Uncertainty in Income Taxes”, (codified primarily in FASB ASC Topic 740-10-50, “Accounting for Uncertainty in Income Taxes”) clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) 109, “Accounting for Income Taxes” (codified primarily in FASB ASC Topic 740, Income Taxes). ASC Topic 740-10-50 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more likely than not recognition threshold at the effective date to be recognized upon the adoption of ASC Topic 740-10-50 and in subsequent periods. This interpretation also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

We recognize interest and penalties related to unrecognized tax benefits within the interest expense line and other expense line, respectively, in the consolidated statement of operations. Accrued interest and penalties are included within the related liability lines in the consolidated balance sheet.

Foreign Currency Translation

The functional currency of Ciphergen Biosystems KK, a wholly owned subsidiary, is the Japanese yen. Accordingly, all balance sheet accounts of this operation are translated into United States dollars using the current exchange rate in effect at the balance sheet date. The expenses of Ciphergen Biosystems KK are translated using the average exchange rates in effect during the period, and the gains and losses from foreign currency translation are recorded in accumulated other comprehensive loss.

The functional currency of all other foreign operations is the United States dollar. Accordingly, all foreign currency denominated monetary assets and liabilities of these foreign operations are remeasured in United States dollars at exchange rates in effect at the balance sheet date and non-monetary assets and related elements of expense are remeasured using historical rates of exchange. Income and expense elements are remeasured in United States dollars using average exchange rates in effect during the period. Gains and losses from the foreign currency transactions of these subsidiaries are recorded as other income (expense).

Other Income

On November 2, 2010, we received notice of an award of two grants for the aggregate sum of $489,000 under the Internal Revenue Service Qualifying Therapeutic Discovery Projects Grant Program for our ongoing cancer related and peripheral arterial disease (“PAD”) programs. The grant relates to fiscal 2010 expenditures and was awarded to therapeutic or diagnostic discovery projects that show a reasonable potential to result in new therapies or diagnostic tests that address areas of unmet medical need or that prevent, detect or treat chronic or acute diseases and conditions. These grants were included in other income for the year ended December 31, 2010 and were recorded as other current assets at December 31, 2010. We received payment for these grants on February 3, 2011.

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

Fair Value of Financial Instruments

Financial instruments include cash and cash equivalents, marketable securities, accounts receivable, accounts payable, accrued liabilities, convertible senior notes and the amount owed on a secured line of credit with Quest Diagnostics. The estimated fair value of financial instruments has been determined using available market information or other appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop estimates of fair value; therefore, the estimates are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange. The effect of using different market assumptions and/or estimation methodologies may be material to the estimated fair value amounts. The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities are at cost, which approximates fair value due to the short maturity of those instruments. We believe the fair value of our debt at December 31, 2011 approximates its carrying value due to the short term to the debt’s maturity in October 2012 and variable rate of interest (prime plus 0.5%).

Certain of our outstanding warrants are classified as liabilities in accordance with ACS 815 “Derivatives and Hedging”. We fair value these stock warrants at each reporting period, with the changes in fair value recognized in our consolidated statement of operations. We fair value the warrants using a Black Scholes valuation model. Since the outstanding common stock warrants are fair valued at the end of each reporting period, any change in the underlying assumptions to the Black Scholes valuation model, including the volatility and price of our common stock, may have a significant impact on our consolidated financial statements.

Segment Reporting

We operate one reportable segment, novel diagnostic tests.

NOTE 2: CHAPTER 11 BANKRUPTCY

On March 30, 2009, we filed a voluntary petition for relief under Chapter 11 in the Bankruptcy Court. We operated our business and managed our properties as debtors in possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. On January 22, 2010, we emerged from bankruptcy under Chapter 11 and our Bankruptcy Filing was formally closed on January 19, 2012.

Financial Statement Presentation

Our consolidated financial statements have been prepared in accordance with ASC 852, “Reorganizations” (ASC 852) and on a going-concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business.

Reorganization Items

Professional advisory fees and other costs directly associated with our reorganization are reported separately as reorganization items pursuant to ASC 852. Professional fees include legal fees undertaken as part of the reorganization process. Certain actions within the non-Debtor companies have occurred as a result of the Chapter 11 bankruptcy proceedings. In addition, we have made adjustments to the carrying value of certain pre-petition liabilities. The costs associated with these actions are also reported as reorganization items. The reorganization items in the consolidated statement of operations at December 31, 2011 and 2010 consisted of the following items:

	Year Ended December 31,
(in thousands)	2011	2010
Debtors reorganization items
Professional fees associated with bankruptcy proceedings	$80	$928
Related party incentive plan	—	6,932

Debtors reorganization items	$80	$7,860
Non-Debtors reorganization items
Professional fees associated with bankruptcy proceedings	$16	$749

Total reorganization items	$96	$8,609

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

On January 22, 2010, the confirmation order issued by the Bankruptcy Court approving our Plan of Reorganization became final and all conditions precedent to January 22, 2010 were satisfied or waived. Accordingly, we emerged from bankruptcy under Chapter 11 and reinstated our common stock, par value $0.001. Our Bankruptcy Filing was formally closed on January 19, 2012.

NOTE 3: RECENT ACCOUNTING PRONOUNCEMENTS

Fair Value Measurement—In April 2011, the FASB issued new guidance to achieve common fair value measurement and disclosure requirements between GAAP and International Financial Reporting Standards. This new guidance amends current fair value measurement and disclosure guidance to include increased transparency around valuation inputs and investment categorization. The new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. We do not believe the adoption of the new guidance will have an impact on our consolidated financial position, results of operations or cash flows.

Comprehensive Income—In June 2011, the FASB issued new guidance on the presentation of comprehensive income. Specifically, the new guidance allows an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. We will adopt this pronouncement in the first quarter of 2012, and it will have no effect on our financial position, results of operations or cash flows but it will impact the way we present comprehensive income.

NOTE 4: STRATEGIC ALLIANCE WITH QUEST DIAGNOSTICS INCORPORATED

Quest Diagnostics is a significant holder of our common stock. On July 22, 2005, we entered into a strategic alliance agreement (the “Strategic Alliance Agreement”) with Quest Diagnostics to develop and commercialize up to three diagnostic tests from our product pipeline (the “Strategic Alliance”). The Strategic Alliance Agreement was set to expire on the earlier of (i) the three-year anniversary of the agreement, which was July 22, 2008, and (ii) the date on which Quest Diagnostics commercializes three diagnostic tests. On July 21, 2008, the Strategic Alliance Agreement was amended to extend the term of the agreement to end on the earlier of (i) September 1, 2008 and (ii) the date on which Quest Diagnostics commercializes three diagnostic tests. On October 24, 2008, the Strategic Alliance Agreement was amended to extend the term of the agreement to end on the earlier of (i) September 1, 2009 and (ii) the date on which Quest Diagnostics makes its third development election. On October 7, 2009, the Strategic Alliance Agreement was amended to extend the term of the agreement to end on the earlier of (i) October 7, 2012 and (ii) the date on which Quest Diagnostics makes its third development election. On November 10, 2010, we further amended the Strategic Alliance Agreement to give Quest Diagnostics the exclusive right to commercialize OVA1 for two additional years from the period as specified in the Strategic Alliance Agreement, with an option to extend such exclusive period in its sole discretion for one additional year, and to establish royalties, fees, and other payments related to the performance of OVA1. To date, Quest Diagnostics has selected two diagnostic tests to commercialize, our peripheral arterial disease blood test (“VASCLIR”) which is under development and OVA1. On April 2, 2011, we entered into Amendment No. 5 (the Strategic Alliance Agreement and the July 21, 2008, October 24, 2008, October 7, 2009, November 10, 2010 and April 2, 2011 amendments are collectively referred to as the “Amended Strategic Alliance Agreement”) with Quest Diagnostics and Quest Diagnostics India. Pursuant to Amendment No. 5, Quest Diagnostics India will have the exclusive right to commercialize OVA1 in India for a certain period of time, as specified in the Strategic Alliance Agreement, as amended. The Amendment also establishes amounts due to Vermillion related to the performance of OVA1 in India.

Secured Line of Credit with Quest Diagnostics Incorporated

In connection with the Strategic Alliance Agreement, Quest Diagnostics provided us with a $10,000,000 secured line of credit, which is collateralized by certain of our intellectual property and may only be used for payment of certain costs and expenses directly related to the Strategic Alliance. Under the terms of this secured line of credit, the interest rate is at the prime rate plus 0.5% and is payable monthly. The effective interest rate was 3.75% at December 31, 2011 and 2010. This secured line of credit also contains provisions for Quest Diagnostics to forgive portions of the amounts borrowed that corresponds to our achievement of certain milestones related to development, regulatory approval and commercialization of certain diagnostic tests. The amounts to be forgiven and the corresponding milestones that we must achieve are:

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

We have drawn on this secured line of credit in monthly increments of $417,000 on the last day of each month during the first two years of the Strategic Alliance. The outstanding principal balance of this secured line of credit was $7,000,000 at December 31, 2011 and 2010. Interest expense related to this secured line of credit was $263,000 and $278,000 for the years ended December 31, 2011 and 2010, respectively. From the inception of the Strategic Alliance through December 31, 2008, we spent $10,000,000 of the amounts drawn on in-house research and development, as well as collaborations with others, directed towards achieving the milestones. On September 11, 2009, we achieved the FDA clearance of OVA1 milestone provision in the secured line of credit agreement providing for a reduction in the principal amount of the loan of $3,000,000 but was only able to apply the milestone once it was no longer in default under the terms of the secured line of credit while under Chapter 11 bankruptcy protection. On January 22, 2010 we cured the default upon payment of accrued interest totaling approximately $472,000. On January 23, 2010, the principal was reduced to $7,000,000. We are in discussions with Quest Diagnostics regarding the achievement of an additional $1,000,000 forgiveness milestone as a result of the FDA clearance of OVA1 under the terms of the Strategic Alliance Agreement. However, Quest Diagnostics has not acknowledged that such milestone has been achieved.

NOTE 5: FAIR VALUE MEASUREMENTS

Historically, our investments consisted of auction rate securities, which were classified as available-for-sale long-term investments due to failed auctions related to these investments through December 31, 2009.

On July 26, 2010, we sold the auction rate securities investments for total proceeds of $465,000 and recorded a realized gain on investment of $58,000 for the year ended December 31, 2010. We did not hold any short or long term investments at December 31, 2011.

We measure certain common stock warrants at fair value on a recurring basis (see Note 10). All other financial assets and liabilities are measured at fair value on a nonrecurring basis. These financial assets and liabilities are recognized at fair value when they are deemed to be other-than-temporarily impaired.

The reconciliation of financial assets measured at fair value using significant unobservable inputs (Level 3) for the years ended December 31, 2011 and 2010 was as follows:

(in thousands)	Long-Term Investments Available-for- Sale (Level 3) Auction Rate Securities
Balance at January 1, 2010	$526
Total realized gains included in earnings	58
Change in unrealized gain(loss) included in other comprehensive loss	(119)
Sales	(465)

Balance at December 31, 2010	$—

We determine the fair value of our debt based on the then-current rates available to us for debt of a similar term and remaining maturity. We determined the estimated fair value amount by using available market information and commonly accepted valuation methodologies. We believe the fair value of our debt at December 31, 2011 approximates its carrying value due to the short term to the debt’s maturity in October 2012 and variable rate of interest (prime plus 0.5%.

NOTE 6: PROPERTY AND EQUIPMENT

The components of property and equipment as of December 31, 2011 and 2010 were as follows:

	December 31,
(in thousands)	2011	2010
Machinery and equipment	$184	$123
Demonstration equipment	30	—
Computer equipment and software	251	244
Furniture and fixtures	65	64

Gross property and equipment	530	431
Accumulated depreciation and amortization	(314)	(237)

Property and equipment, net	$216	$194

Depreciation expense for property and equipment was $77,000 and $114,000 for the years ended December 31, 2011 and 2010, respectively. During the year ended December 31, 2010, we disposed of significant fully depreciated assets in conjunction with our exit of our Fremont, California facility and move to Austin, Texas.

NOTE 7: ACCRUED LIABILITIES

The components of accrued liabilities as of December 31, 2011 and 2010 were as follows:

	December 31,
(in thousands)	2011	2010
Payroll and benefits related expenses	$641	$596
Collaboration and research agreements expenses	303	276
Professional services	279	669
Contingencies	1,025	925
Tax-related liabilities	76	251
Accrued interest	238	304
Other accrued liabilities	30	35

Total accrued liabilities	$2,592	$3,056

NOTE 8: CONVERTIBLE SENIOR NOTES

7.00% Convertible Senior Notes Due September 1, 2011

On November 15, 2006, we closed the sale of $16,500,000 of convertible senior notes due September 1, 2011. Offering costs were $104,000 and fees of $514,500, which were paid on behalf of the debt holders, were recorded as debt discount on the 7.00% Notes. Fees paid on behalf of debt holders included the fair value of two warrants issued to underwriters to purchase a total of 20,000 shares of our common stock at $12.60 per share. The warrants were valued at $140,000 based on the fair value as determined by a Black-Scholes model using the following assumptions: a risk free interest rate of 4.75%, 5 year contractual life, and 88.00% volatility rate. The 7.00% Notes were sold pursuant to separate exchange and redemption agreements between Vermillion and each of Highbridge International LLC, Deerfield International Limited, Deerfield Partners, L.P., Bruce Funds, Inc. and Professional Life & Casualty, each holders of the existing 4.50% convertible senior notes due September 1, 2008, pursuant to which holders of an aggregate of $27,500,000 of the 4.50% Notes agreed to exchange and redeem their 4.50% Notes for an aggregate of $16,500,000 in aggregate principal amount of the 7.00% Notes and $11,000,000 in cash, plus accrued and unpaid interest on the 4.50% Notes of $254,000. Debt discount related to the 7.00% Notes was amortized to interest expense using the effective interest method. There was no amortization of the debt discount related to the 7.00% Notes for the years ended December 31, 2011 and 2010.

The 7.00% Notes are unsecured senior indebtedness of Vermillion initially bearing interest at the rate of 7.00% per annum. The 7.00% Notes were reduced to 4.00% per annum on September 11, 2009 upon FDA clearance of OVA1.

The 7.00% Notes were convertible at the option of each holder prior to September 1, 2011 into shares of our common stock at a conversion price of $20.00 per share, equivalent to a conversion rate equal to 50 shares of our common stock per $1,000 principal of the 7.00% Notes, subject to adjustment for standard anti-dilution provisions including distributions to common stockholders and stock splits as well as occurrence of a change in control, in which case the conversion rate was to be adjusted for a make-whole premium. The conversion feature, including the make-whole premium, expired unexercised in September 2011.

Holders of the 7.00% Notes had the option to require us to repurchase the 7.00% Notes under certain circumstances, including at any time after September 1, 2009, if we did not receive approval or clearance for commercial sale of any of our ovarian cancer tests by the FDA. We could redeem the 7.00% Notes at our option, in whole or in part, after September 1, 2009, at specified redemption prices plus accrued and unpaid interest; provided that the 7.00% Notes will be redeemable only if the closing price of the stock equals or exceeds 200.0% of the conversion price then in effect for at least 20 trading days within a period of 30 consecutive trading days ending on the trading day before the date of the notice of the optional redemption. Upon a change of control, each holder of the 7.00% Notes could have required us to repurchase some or all of the 7.00% Notes at specified redemption prices, plus accrued and unpaid interest. The 7.00% Notes contained a put option that entitles the holder to require us to redeem the 7.00% Notes at a price equal to 105.0% of the principal balance upon a change in control of the Company. These provisions expired with the repayment of the 7.00% Notes in September 2011.

We identified the guaranteed interest payment for any conversion of any 7.00% Note prior to October 31, 2008, and the written put option permitting the holder to put the debt at 105.0% of principal plus accrued and unpaid interest upon a change of control as embedded derivatives, which needed to be separated and measured at fair value. The factors impacting the fair value of the guaranteed interest payment for any conversion of any 7.00% Note prior to October 31, 2008, was based upon certain factors including our stock price, the time value of money and the likelihood holders would convert. The provision for the guaranteed interest payment for any conversion of any 7.00% Note lapsed on October 31, 2008. The factors impacting the fair value of the written put option permitting the holder to put the 7.00% Note at 105.0% of principal plus accrued and unpaid interest upon a change of control was contingent upon a change of control. However, due to significant related party holdings of our common stock shares and the presence of certain anti-takeover provisions in our bylaws, a change of control was deemed to be remote. Thus, the fair values of these features were determined to be de minimis from the date of their inception through the repayment of the debt in September 2011.

From October through November 2009, we exchanged a total of 220,000 shares of common stock for $4,400,000 in principal under the terms of the original 7.00% Notes. In November through December 2009, we exchanged a total of 421,667 shares of common stock for $7,100,000 in principal and $589,000 in unpaid interest. The conversion rate for the November and December 2009 redemption was approximately 55 shares per $1,000 principal amount. We recorded an additional debt conversion expense of $819,000 relating to the more favorable exchange rate during the year ended December 31, 2009.

The 7.00% Notes and common stock issuable upon conversion of the 7.00% Notes were registered with the SEC on Form S-3 on December 15, 2006. We were in default of the 7.00% Notes as of December 31, 2009. However, we cured the default upon payment of accrued interest totaling approximately $362,000 upon emergence from bankruptcy under Chapter 11 on January 22, 2010. At December 31, 2010, $5,000,000 in aggregate principal amount of the 7.00% Notes remained outstanding and the 7.00% Notes were repaid in full in September 2011.

4.50% Convertible Senior Notes Due September 1, 2009

On August 22, 2003, we closed the sale of $30,000,000 of the 4.50% Notes with an original maturity date of September 1, 2008. Offering costs were $1,866,000. Interest on the notes is 4.50% per annum on the principal amount. The effective interest rate was 6.28% per annum. The 4.50% Notes were convertible, at the option of the holder prior to maturity into shares of our common stock initially at a conversion rate of 10.88329 shares per $1,000 principal amount of the 4.50% Notes, which is equal to a conversion price of $91.88 per share. The conversion price, and hence the conversion rate, was subject to adjustment upon the occurrence of certain events, such as stock splits, stock dividends and other distributions or recapitalizations. Because the market value of the stock rose above the conversion price between the day the 4.50% Notes were priced and the closing date, we recorded a discount of $2,677,000 related to the intrinsic value of the beneficial conversion feature resulting from this price change and the fact that the initial purchaser of the 4.50% Notes was not required to purchase the 4.50% Notes until the closing date. Immediately after the closing, our common stock had a market price of $100.10 per share, or $8.22 per share higher than the conversion price. The value of the beneficial conversion feature was determined by multiplying this difference in the per share price of our common stock by the 326,498 underlying shares. This amount was amortized to interest expense using the effective interest method over the five-year term of the notes, or shorter period in the event of conversion of the 4.50% Notes. Debt discount related to the 4.50% Notes was amortized to interest expense using the effective interest method. There was no remaining amortization of the beneficial conversion feature for the years ended December 31, 2011 and 2010.

Following the closing of the November 15, 2006 sale of $16,500,000 of the 7.00% Notes due September 1, 2011, holders of an aggregate of $27,500,000 of the 4.50% Notes agreed to exchange and redeem their 4.50% Notes for an aggregate of $16,500,000 in aggregate principal amount of the 7.00% Notes and $11,000,000 in cash, plus accrued and unpaid interest on the 4.50% Notes of $254,000. As a result of negotiations between us and the holders of the 4.50% Notes, the $2,500,000 outstanding principal balance related to the 4.50% Notes was not redeemed by us on the original maturity date of September 1, 2008. Interest of $56,000 related to the 4.50% Notes was paid on September 1, 2008. Subsequently on December 11, 2008, the trustee of the Indenture and the holders of the $2,500,000 outstanding principal balance related to the 4.50% Notes agreed to extend the maturity date of the 4.50% Notes to September 1, 2009, and to waive any past default by us of our obligation to make payment on the principal of and interest on the 4.50% Notes. We agreed to extend each holder’s rights to require us to repurchase the 4.50% Notes at 105% of such holder’s outstanding principal amount upon a change in control, as defined in the indenture governing the 4.50% Notes, and to convert the 4.50% Notes into common stock accordingly. In addition, the holders of the 4.50% Notes agreed to permit the full redemption of the outstanding principal related to the 4.50% Notes at a redemption price of 100% on or before August 31, 2009, and we agreed to adjust the conversion rate for the 4.50% Notes to 20 shares per $1,000 principal amount of the 4.50% Notes, which is equal to a conversion price of $50.00 per share. The impact from adjusting the conversion rate was de minimis.

In November 2009, we exchanged a total of 6,750 shares of common stock for $135,000 in principal and $8,000 in unpaid interest. The conversion rate for redemption was approximately 47 shares per $1,000 principal amount. We recorded an additional debt conversion expense of $69,000 relating to the more favorable exchange rate.

We were in default of the 4.50% Notes as of December 31, 2009. However, upon the emergence from bankruptcy under Chapter 11, we cured the default with a payment of $2,365,000 of principal and $140,000 of unpaid interest with $2,195,000 of cash and 9,044 shares of common stock. This payment settled the 4.50% Notes in full. There was no remaining principal amount of the 4.50% Notes remaining at December 31, 2011 or 2010.

NOTE 9: COMMITMENTS AND CONTINGENCIES

Operating Leases

We lease various equipment and facilities to support our business of discovering, developing and commercializing diagnostic tests in the fields of oncology, cardiology and women’s health. On June 1, 2010, we entered into a noncancelable operating lease for a new principal facility located in Austin, Texas in conjunction with our relocation of our corporate headquarters to Austin, Texas. The term was from June 1, 2010 through May 31, 2012, with an annual base rent of $57,000 and annual estimated common area charges, taxes and insurance of $37,000. In March 2012, we amended this lease on the same terms and extended the term to May 31, 2013.

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

Rental expense under operating leases for the years ended December 31, 2011 and 2010 totaled $129,000 and $149,000, respectively.

As of December 31, 2011, including the extension of our Austin, TX facility operating lease in March 2012, future minimum rental payments under noncancelable operating leases were $121,000 and $40,000 for the years ending December 31, 2012 and 2013, respectively.

Noncancelable Collaboration Obligations and Other Commitments

Under the terms of a research collaboration agreement with The Johns Hopkins University School of Medicine (“JHU”) directed at the discovery and validation of biomarkers in human subjects, including but not limited to clinical application of biomarkers in the understanding, diagnosis and management of human diseases, we were required to pay JHU $600,000, $618,000 and $637,000 for the years ending December 31, 2008, 2009 and 2010, respectively. In June 2010, the research collaboration agreement was amended by extending the term and reducing the payments to $300,000 for 2010, $400,000 for 2011, $400,000 for 2012 and $100,000 for 2013. In conjunction with the amendment, JHU forgave the previously outstanding amounts owed of $623,000, which we recognize as a reduction to research and development expenses straight line over the term of the amended agreement. Collaboration expenses under the JHU collaboration were $235,000 and $400,000 for the years ended December 31, 2011 and 2010, respectively. Collaboration expenses under the JHU collaboration are included in research and development expenses. In addition, under the terms of the amended research collaboration agreement, we are required to pay the greater of 4% royalties on net sales of diagnostic tests using the assigned patents or annual minimum royalties of $52,500. As of December 31, 2011 and 2010, we owed $4,000 related to research collaboration agreements with JHU.

Contingent Liabilities

Molecular Analytical Systems, Inc. Litigation

On July 9, 2007, Molecular Analytical Systems (“MAS”) filed a lawsuit in the Superior Court of California for the County of Santa Clara naming Vermillion and Bio-Rad Laboratories, Inc. (“Bio-Rad”) as defendants (the “State Court lawsuit”). In connection with the State Court lawsuit, MAS sought an unspecified amount of damages and alleged, among other things, that we breached our license agreement with MAS relating to SELDI technology by entering into a sublicense agreement with Bio-Rad. We filed our general denial and affirmative defenses on April 1, 2008. The State Court lawsuit was automatically stayed when we filed a Voluntary Petition for Relief under Chapter 11 in the Bankruptcy Court on March 30, 2009. MAS filed a proof of claim in the Bankruptcy Court on July 15, 2009. The proof of claim mirrored the State Court lawsuit, alleging that we breached our license agreement with MAS by transferring certain technologies to Bio-Rad without obtaining MAS’s consent. MAS listed the value of its claim as in excess of $5,000,000. On December 28, 2009, we objected to MAS’s Proof of Claim in the Bankruptcy Court. On January 7, 2010, the Bankruptcy Court confirmed our Plan of Reorganization. After the Plan of Reorganization was confirmed, MAS filed a motion with the Bankruptcy Court requesting that it abstain from hearing its proof of claim and that it grant MAS relief from the automatic stay so that MAS could proceed with the State Court lawsuit in California. Over our objection, the Bankruptcy Court granted that motion on March 16, 2010. Thereafter, the Superior Court ordered that the dispute be arbitrated before the Judicial Arbitration and Mediation Service. MAS filed its demand for arbitration on September 15, 2010. The demand did not include any additional detail regarding MAS’s claims and attached the same complaint for unspecified damages that MAS filed in the Superior Court in 2007. The parties thereafter conducted discovery, and the arbitration hearing commenced on September 21, 2011. Both sides presented evidence over five hearing days ending on October 4, 2011. The parties completed post-hearing briefing on November 9, 2011 and presented closing arguments on November 11, 2011. On February 23, 2012, an interim arbitration award was issued by the Arbitrator. In the interim arbitration award, the Arbitrator denied MAS’s claim for breach of the license agreement as well as several other of MAS's claims. The Arbitrator found that MAS was entitled to an accounting concerning our 2% royalty obligation either for 10 years (from February 21, 2003 through February 21, 2013) or until cumulative royalty payments reached $10 million, whichever comes first, and ordered that such royalties should be based on our total GAAP revenues, less revenues attributable to certain excluded entities, not just SELDI-related revenues. The Arbitrator also ordered that the parties meet and confer regarding further proceedings relating to the accounting. We have accrued for the amount deemed estimable and probable of loss, and not previously paid to MAS, pursuant to the interim arbitration award within general and administrative expense at December 31, 2011. The amount was not material to the financial statements for the year ended December 31, 2011. We anticipate receiving a final arbitration award consistent with the interim arbitration award by June 2012 and believe the possibility of any material loss in excess of the amount accrued is remote; however, management cannot predict the content nor control the timing of the final arbitration award at this time.

Bio-Rad Laboratories, Inc. Matters

On November 13, 2006, we sold assets and liabilities of our protein research tools and collaborative services business (the “Instrument Business Sale”), to Bio-Rad, in order to concentrate our resources on developing clinical protein biomarker diagnostic products and services. The Instrument Business Sale included our SELDI technology, ProteinChip arrays and accompanying software. Pursuant to the terms of the sales agreement, the total sales price was $20,000,000, of which $16,000,000 was paid by Bio-Rad to us at the closing of the transaction on November 13, 2006. A total of $4,000,000 was held back from the sales proceeds contingent upon our meeting certain obligations, of which $2,000,000 was subsequently paid to us in fiscal 2007 upon the issuance by the United States Patent and Trademark Office of a reexamination certificate for United States Patent No. 6,734,022. From the amounts held back, the remaining $2,000,000, subject to certain adjustments, is being held in escrow to serve as security for us to fulfill certain obligations.

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

In connection with the Instrument Business Sale, we also entered into a manufacture and supply agreement with Bio-Rad on November 13, 2006, whereby we agreed to purchase ProteinChip Systems and ProteinChip Arrays (collectively, the “Research Tools Products”) from Bio-Rad. Under the terms of the manufacture and supply agreement, we agreed to provide Bio-Rad quarterly, non-binding, twelve-month rolling forecasts setting forth our anticipated needs for Research Tools Products over the forecast period. We were permitted to provide revised forecasts as necessary to reflect changes in demand for the products, and Bio-Rad was required to use commercially reasonable efforts to supply amounts in excess of the applicable forecast. Either party was permitted to terminate the agreement for convenience upon 180 days’ prior written notice, or upon default if the other party failed to cure such default within 30 days after notice thereof. In a letter from us to Bio-Rad dated May 2, 2008, we exercised our right to terminate the November 13, 2006 manufacture and supply agreement for convenience upon 180 days’ written notice. Consequently, termination of the agreement became effective on

October 29, 2008. In October 2009, Bio-Rad filed a proof of claim in our bankruptcy case based on certain contract claims for approximately $1,000,000. We are attempting to resolve the contract claims and have accrued for this contingency within general and administrative expense at December 31, 2011 and 2010. Management cannot predict the ultimate outcome of this matter at this time.

Patrick Gillespie Litigation

On February 28, 2012, Robert Goggin III, a purported shareholder of Vermillion, filed for and obtained a writ of summons in Pennsylvania state court as a precursor to filing a lawsuit against Vermillion. Goggin discontinued his case on February 29, 2012. Thereafter, on March 12, 2012, Patrick Gillespie, a purported shareholder of Vermillion, represented by the same counsel as Goggin, filed for and obtained a writ of summons in Pennsylvania state court as a precursor to filing a lawsuit against Vermillion. On March 22, 2012, Gillespie asked the court to issue letters rogatory to permit pre-suit discovery. We dispute any claims that Gillespie may make and intend to defend this matter vigorously. Due to the fact that complaints have not yet been filed in the proceedings, we cannot estimate its likely impact on us.

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

NOTE 10: COMMON STOCK

Stockholders’ Rights Plan

We adopted a Stockholder Rights Plan, the purpose of which is, among other things, to enhance our Board of Directors’ ability to protect stockholder interests and to ensure that stockholders receive fair treatment in the event any coercive takeover attempt of the Company is made in the future. The Stockholder Rights Plan could make it more difficult for a third party to acquire, or could discourage a third party from acquiring us or a large block of our common stock. The following summary description of the Stockholder Rights Plan does not purport to be complete.

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

2010 Private Placement Sale

On January 7, 2010, in connection with the Second Amended Plan of Reorganization under Chapter 11 (“Plan of Reorganization”), we completed a private placement sale of 2,327,869 shares of our common stock to a group of new and existing investors for $43,050,000 in gross proceeds.

2007 Private Placement Sale

On August 29, 2007 (the “Closing Date”), we completed a private placement sale of 2,451,309 shares of our common stock and warrants to purchase up to an additional 1,961,047 shares of our common stock with an exercise price of $9.25 per share and expiration date of August 29, 2012, to a group of new and existing investors for $20,591,000 in gross proceeds (collectively referred to as the “August 29, 2007, Private Placement Sale”). Existing investors included affiliates of the Company, who purchased 964,285 shares of our common stock and warrants to purchase up to an additional 771,428 shares of our common stock for $8,100,000. In connection with Quest Diagnostics’ participation in this transaction, we amended a warrant to purchase an additional 220,000 shares of our common stock that was originally issued to Quest Diagnostics on July 22, 2005. Pursuant to the terms of the amendment, the exercise price for the purchase of our common stock was reduced from $35.00 per share to $25.00 per share and the expiration date of such warrant was extended from July 22, 2010 to July 22, 2011. The warrant expired unexercised in 2011. For services as placement agent, we paid Oppenheimer & Co. Inc. (“Oppenheimer”) $1,200,000 and issued a warrant to purchase up to 92,100 shares of our common stock with an exercise price of $9.25 per share and expiration date of August 29, 2012. The warrants issued to the investors and Oppenheimer were valued at $7,194,000 and $581,000, respectively, based on the fair value as determined by the Black-Scholes model. The amended value of the warrant issued to Quest Diagnostics on July 22, 2005, increased by $356,000, which is reflected in additional paid-in capital, from its original value of $2,200,000. Assumptions used to value the warrants issued to the investors and Oppenheimer, and the amended value of the warrant issued to Quest Diagnostics were as follows:

	Private Investors and Oppenheimer & Co. Inc.	Amendment to Quest Diagnostics Incorporated
Dividend yield	—%	—%
Volatility	80.14%	82.92%
Risk-free interest rate	4.31%	4.24%
Expected lives (years)	5.0	3.9

Our outstanding warrants from the August 2007 offering are classified as liabilities in accordance with ASC 815, which requires the warrants to be fair valued at each reporting period, with the changes in fair value recognized as interest and other expense in our consolidated statement of operations.

At December 31, 2011 and 2010, we had warrants outstanding to purchase 195,012 shares of common stock which were required to be classified as a liability. The fair value of these warrants at December 31, 2011 and 2010 was determined using a Black Scholes valuation model with the following level 3 inputs:

	December 31,
	2011	2010
Risk-free interest rate	0.08%	0.52%
Expected life (in years)	0.66	1.66
Dividend yield	—%	—%
Volatility	72.16%	64.62%
Stock price	$1.17	$7.52

For the years ended December 31, 2011 and 2010, we recorded gains of $378,000 and $4,353,000 in the consolidated statements of operations under ASC 815.

Our warrant liability at December 31, 2011 was de minimis. The following table sets forth our financial liabilities related to warrants subject to fair value measurements as of December 31, 2010:

		Fair Value Measurements at Reporting Date
(in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities at December 31, 2010 Common stock warrants	$378	$—	$—	$378

Total	$378	$—	$—	$378

The following table is a reconciliation of the warrant liability measured at fair value using Level 3 inputs:

	Year Ended December 31,
(in thousands)	2011	2010
Balance at beginning of period	$378	$5,659
Change in fair value of common stock warrants	(378)	(4,132)
Warrant exercise gain	—	(223)
Reclassification of warrant fair value to equity upon exercise and issuance of common stock	—	(926)

Balance at end of period	$—	$378

Warrants

Warrants outstanding as of December 31, 2011 and 2010 were as follows:

		Exercise Price per Share		Number of Shares Outstanding under Warrant
Issuance Date	Expiration Date			December 31, 2011	December 31, 2010
July 22, 2005	July 22, 2011	$25.00		—	220,000
August 3, 2006	August 3, 2011	12.60		—	385
November 15, 2006	November 15, 2011	12.60		—	385
August 29, 2007	August 29, 2012	9.25	*	195,012	195,012
November 1, 2011	October 31, 2013	3.23		21,000	—

				216,012	415,782

*	The exercise price of the warrants issued on August 29, 2007 is adjustable in accordance with the term of the warrants.

On November 1, 2011, we issued warrants to purchase up to 21,000 shares of our common stock with an exercise price of $3.23 per share and an expiration date and an expiration date of October 31, 2013 to a vendor in exchange for services. The warrants vest pro-rata on a monthly basis over a six month period. The value of the warrants as determined by the Black-Sholes model was not significant and is classified as equity.

Debtor’s Incentive Plan

In connection with the Bankruptcy Filing, on April 21, 2009, we filed the Debtor's Motion for Entry of an Order Approving the Debtor’s Incentive Plan (the “Debtor’s Incentive Plan”) and Authorizing Payments thereunder pursuant to §§ 363(b) and 503(b) of the Bankruptcy Code (the “Incentive Plan Motion”) which sought to provide proper incentives to the directors (Gail Page, John Hamilton and James Burns, collectively, the “Directors”) to help achieve a successful sale or restructuring of the Company. At a hearing on June 22, 2009, the Court entered an Order approving the Incentive Plan Motion (the “Incentive Plan Order”). The Debtor’s Incentive Plan is only triggered upon the occurrence of a qualified transaction defined as the closing of any sale pursuant to section 363 of the Bankruptcy Code or the effectiveness of a Reorganization Plan confirmed pursuant to section 1129 of the Bankruptcy Code. The Debtor’s Incentive Plan payment was based upon a percentage of (A) the gross proceeds of Asset Sales, both prior to and after the Food and Drug Administration approval of the ovarian tumor triage test, and (B) the value of consideration—cash, debt and equity - distributed pursuant to a confirmed Reorganization Plan. In the end, the Incentive Plan Order provided that the Directors would receive: (i) zero, on Qualified Transaction Proceeds of 3,000,000 or less, (ii) 6% on Qualified Transaction Proceeds of $3,000,001 to $10,000,000, and (iii) 8% on Qualified Transaction Proceeds of greater than $10,000,000. While the Incentive Plan Order provided us with the authority to make distributions under the Debtor’s Incentive Plan, we agreed as part of the Plan of Reorganization to seek final judicial approval of the amounts to be paid pursuant to the Debtor’s Incentive Plan. On April 13, 2010, our counsel, the Official Committee of the Equity Security

Holders, and the Directors submitted a proposed settlement to the Bankruptcy Court. On April 14, 2010, after a hearing, an order was issued by the Bankruptcy Court approving the Debtor’s Incentive Plan. Under the Debtor’s Incentive Plan, we were directed to distribute an aggregate of $5,000,000 in cash and 302,541 shares of restricted stock having a fair value of $6,626,000 in Debtor’s Incentive Plan payments to the Directors. All such restricted stock vests with respect to 1/24th of the total distributed on each monthly anniversary of the vesting commencement date, June 22, 2009. The total Debtor’s Incentive Plan payments were allocated to Gail Page, James Burns and John Hamilton on a 60%-20%-20% basis, respectively. The contingency was accounted for upon the occurrence of the qualified transaction on January 7, 2010 when the Bankruptcy Courts issued a confirmation order approving our Reorganization Plan. For the year ended December 31, 2011, we incurred $1,657,000 under the terms of the Debtor’s Incentive Plan recorded in general and administrative expenses. For the year ended December 31, 2010, we incurred $9,969,000 under the terms of the Debtor’s Incentive Plan, of which $6,932,000 was recorded in Reorganization Items for the period prior to emerging from bankruptcy under Chapter 11 and $3,037,000 was recorded in general and administrative expenses for the period subsequent to emerging from bankruptcy under Chapter 11. In April 2010, we distributed an aggregate of $5,000,000 in cash to the Directors. We distributed 75,637 and 226,904 shares of common stock to the Directors under the Debtor’s Incentive Plan during the year ended December 31, 2011 and 2010, respectively.

NOTE 11: ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss as of December 31, 2011 and 2010, were as follows:

	Year Ended December 31,
(In thousands)	2011	2010
Cumulative translation adjustment	(153)	(156)

Accumulated other comprehensive loss	$(153)	$(156)

NOTE 12: LOSS PER SHARE

The reconciliation of the numerators and denominators of basic and diluted loss per share for the years ended December 31, 2011 and 2010 was as follows:

(In thousands, except per share data)	Loss (Numerator)	Shares (Denominator)	Per Share Amount
Year ended December 31, 2010:
Net loss—basic	$(19,034)	10,404,741	$(1.83)
Dilutive effect of common stock shares issuable upon exercise of stock options, exercise of warrants, conversion of convertible senior notes and unvested restricted stock awards	—	—

Net loss—diluted	$(19,034)	10,404,741	$(1.83)

Year ended December 31, 2011:
Net loss—basic	$(17,790)	14,249,570	$(1.25)
Dilutive effect of common stock shares issuable upon exercise of stock options, exercise of warrants, and unvested restricted stock awards	—	—

Net loss—diluted	$(17,790)	14,249,570	$(1.25)

Due to net losses for the years ended December 31, 2011 and 2010, diluted loss per share is calculated using the weighted average number of common shares outstanding and excludes the effects of potential common stock shares that are antidilutive. The potential shares of common stock that have been excluded from the diluted loss per share calculation above for the years ended December 31, 2011 and 2010 were as follows:

	Year Ended December 31,
	2011	2010
Stock options	930,060	849,485
Stock warrants	216,012	415,782
Convertible senior notes	—	250,000
Restricted stock units	114,748	81,889

Potential common shares	1,260,820	1,597,156

NOTE 13: EMPLOYEE BENEFIT PLANS

1993 Stock Option Plan

We have no shares of our common stock reserved for future grants to employees, directors or consultants under our 1993 Stock Option Plan (the “1993 Plan”). Under the 1993 Plan, options were granted at prices not lower than 85% and 100% of the fair market value of the common stock for non-statutory and statutory stock options, respectively. All outstanding options under the 1993 Plan are now fully vested, and unexercised options generally expire ten years from the date of grant. The authority of our Board of Directors to grant new stock options and awards under the 1993 Plan terminated in 2001. At December 31, 2011 and 2010, no shares of our common stock were subject to repurchase by us. There were no 1993 Plan option exercises for the years ended December 31, 2011 and 2010. There are no shares of stock options that remain outstanding under the 1993 Plan.

2000 Stock Plan

Under the Amended and Restated 2000 Stock Plan (the “2000 Plan”), options may be granted at prices not lower than 85% and 100% of the fair market value of the common stock for non-statutory and statutory stock options, respectively. Options generally vest monthly over a period of four years and unexercised options generally expire ten years from the date of grant. The authority of our Board of Directors to grant new stock options and awards under the 2000 Plan terminated in 2010. Options to purchase 21,833 and 21,083 shares of common stock were exercised during the years ended December 31, 2011 and 2010, respectively. As of December 31, 2011, options to purchase 596,047 shares of common stock remained outstanding under the 2000 Plan. No additional shares of our common stock were reserved for future option grants under the 2000 Plan.

2000 Employee Stock Purchase Plan

The Amended and Restated 2000 Employee Stock Purchase Plan (the “2000 ESPP”) provides for eligible employees to purchase our common stock through payroll deductions during six-month offering periods. Each offering period begins on May 1 or November 1 and ends October 31 or April 30, respectively.

The 2000 ESPP provides for the purchase of our common stock at the lower of 85.00% of the closing price of our common stock on the first day of the offering period or 85.00% of the closing price of our common stock on the last day of the offering period. No additional common stock shares were reserved for issuance under the 2000 ESPP for the years ended December 31, 2011 and 2010.

2010 Stock Incentive Plan

On February 8, 2010, our Board of Directors approved the Vermillion, Inc. 2010 Stock Incentive Plan (the “2010 Plan”). The 2010 Plan is administered by the Compensation Committee of the Board of Directors. Our employees, directors, and consultants are eligible to receive awards under the 2010 Plan. The 2010 Plan permits the granting of a variety of awards, including stock options, share appreciation rights, restricted shares, restricted share units, unrestricted shares, deferred share units, performance and cash-settled awards, and dividend equivalent rights. The 2010 Plan provides for issuance of up to 1,322,983 shares of common stock, par value $0.001 per share under the 2010 Plan, subject to adjustment as provided in the 2010 Plan. Unexercised options generally expire ten years from the date of grant. There were no 2010 Plan option exercises for the years ended December 31, 2011 and 2010.

During the year ended December 31, 2011, we awarded 177,000 shares of restricted stock from the 2010 Plan having a fair value of $724,000 to our executive officers. All such restricted stock vests ratably on a quarterly basis over a three year period beginning on the vesting commencement in March 2011. We distributed 42,250 of these shares of common stock to our officers during the year ended December 31, 2011.

On September 29, 2011, our Board of Directors approved the Company making income tax gross-up payments to our Chief Executive Officer in connection with the distribution of the 85,000 shares of restricted stock granted on March 18, 2011. A letter agreement to this effect was executed on October 3, 2011. We expensed approximately $22,000 related to this letter agreement during the year ended December 31, 2011. A total of 21,250 of the 85,000 common shares have been distributed through December 31, 2011.

During the year ended December 31, 2010, we awarded 25,000 shares of restricted stock from the 2010 Plan having a fair value of $146,000 to employees in connection with our emergence from bankruptcy. All such restricted stock vests with respect to 1/24th of the total distributed on each monthly anniversary of the vesting commencement on June 22, 2009. We distributed 6,252 and 18,748 of these shares of common stock to employees during the years ended December 31, 2011 and 2010, respectively.

During the year ended December 31, 2011, we issued 97,295 shares of restricted stock from the 2010 Plan having a fair value of $373,000 to the Board of Directors as payment for services rendered in 2011. During the year ended December 31, 2010, we issued 81,000 shares of restricted stock from the 2010 Plan having a fair value of $426,000 to the Board of Directors as payment for services rendered in 2010.

The activity related to shares available for grant under the 1993 Plan, 2000 Plan, 2000 ESPP and 2010 Plan for the years ended December 31, 2011 and 2010 were as follows:

	1993 Stock Option Plan	2000 Stock Plan	2000 Employee Stock Purchase Plan	2010 Stock Option Plan	Total
Shares available at December 31, 2009	—	6,553,859	1,369,273	—	7,923,132
Additional shares reserved	—	—	—	1,322,983	1,322,983
Options canceled	1,720	9,013	—	500	11,233
Reduction in shares reserved	(1,720)	—	—	—	(1,720)
Options granted	—		—	(203,500)	(203,500)
Restricted stock units granted	—	—	—	(106,000)	(106,000)
Shares expired	—	(6,562,872)	(1,369,273)	—	(7,932,145)

Shares available at December 31, 2010	—	—	—	1,013,983	1,013,983
Options canceled	—	28,605	—	60,917	89,522
Reduction in shares reserved	—	(28,605)	—	—	(28,605)
Options granted	—	—	—	(191,930)	(191,930)
Restricted stock units canceled	—	—	—	20,000	20,000
Restricted stock units granted	—	—	—	(274,295)	(274,295)
Shares expired	—	—	—	—	—

Shares available at December 31, 2011	—	—	—	628,675	628,675

The stock option activity under the 1993 Plan, 2000 Plan and 2010 Plan for the years ended December 31, 2011 and 2010 was as follows:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term
Options outstanding at December 31, 2009	678,301	$14.22	$12,648	5.86
Granted	203,500	20.93
Exercised	(21,083)	1.99
Canceled	(11,233)	14.76

Options outstanding at December 31, 2010	849,485	$16.13	$1,924	5.81
Granted	191,930	2.40
Exercised	(21,833)	1.55
Canceled	(89,522)	23.04

Options outstanding at December 31, 2011	930,060	$12.97	$16	5.90

Shares exercisable:
December 31, 2011	644,688	$15.48	$16	4.46

Shares expected to vest:
December 31, 2011	170,052	$7.30	$—	9.04

The range of exercise prices for options outstanding and exercisable at December 31, 2011 are as follows:

Exercise Price	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Options Exercisable	Weighted Average Exercise Price
$0.01 – $0.75	37,499	$0.75	2.43	37,499	$0.75
0.76 – 2.04	255,250	1.99	7.26	100,861	2.04
2.05 – 2.30	175,209	2.30	6.54	148,955	2.30
2.31 – 5.52	62,013	4.93	8.91	14,363	5.07
5.53 – 10.20	78,748	9.33	2.86	77,133	9.32
10.21 – 14.70	122,548	13.29	4.77	115,650	13.40
14.71 – 29.60	146,998	26.85	6.53	98,432	25.97
29.61 – 96.00	51,795	87.05	1.38	51,795	87.05

$0.01 – $96.00	930,060	$12.97	5.90	644,688	$15.48

(in thousands)	Total Intrinsic Value of Options Exercised	Total Fair Value of Vested Options
Year ended December 31, 2011	$52	$1,218
Year ended December 31, 2010	$183	$1,124

Stock-Based Compensation

Employee Stock-based Compensation Expense

The assumptions used to calculate the fair value of options granted under the 2010 Plan that were incorporated in the Black-Scholes pricing model for the years ended December 31, 2011 and 2010 were as follows:

	Year Ended December 31,
	2011	2010
Dividend yield	—%	—%
Volatility	77%	81%
Risk-free interest rate	1.28%	2.25%
Expected lives (years)	5.7	5.6
Weighted average grant-date fair value	$1.60	$14.49

The allocation of stock-based compensation expense by functional area for the years ended December 31, 2011 and 2010 was as follows:

	Year Ended December 31,
(in thousands)	2011	2010
Research and development	$683	$954
Sales and marketing	158	72
General and administrative	2,442	3,768

Total	$3,283	$4,794

We have a 100.0% valuation allowance recorded against our deferred tax assets, and as a result ASC 718 had no effect on income tax expense in the consolidated statement of operations or the consolidated statement of cash flows. As of December 31, 2011, total unrecognized compensation cost related to nonvested stock option awards was $461,000 and the related weighted average period over which it is expected to be recognized was 2.63 years.

Non-employee Stock-based Compensation Expense

Stock-based compensation expense related to stock options granted to non-employees is recognized as the stock options are earned. Certain former employees were converted into consultants to the Company whereby their existing stock options continued to vest, under the original terms of their stock option grants, as they provided consulting services to us. The values attributable to these options are amortized over the service period and the unvested portion of these options was remeasured at each vesting date. We believe that the fair value of the stock options is more reliably measurable than the fair value of the services received. The fair value of the stock options granted were revalued at each reporting date using the Black-Scholes valuation model as prescribed by ASC 505, “Equity,” using the following average assumptions:

	Year Ended December 31,
	2011	2010
Dividend yield	—%	—%
Volatility	80%	82%
Risk-free interest rate	1.07%	3.19%
Expected lives (years)	5.66	7.81
Weighted average fair value	$1.07	$14.44

The stock-based compensation expense will fluctuate as the fair market value of the common stock fluctuates. In connection with stock options relating to non-employees, we recorded stock-based compensation allocated by functional area for the years ended December 31, 2011 and 2010 as follows:

	Year Ended December 31,
(in thousands)	2011	2010
Research and development	$3	$38
Sales and marketing	—	5
General and administrative	4	100

Total	$7	$143

401(k)Plan

Our 401(k) Plan allows eligible employees to defer up to an annual limit of the lesser of 90.0% of eligible compensation or a maximum contribution amount subject to the Internal Revenue Service annual contribution limit. We are not required to make contributions under the 401(k) Plan. As of December 31, 2011 and 2010, we have not contributed to the 401(k) Plan.

NOTE 14: INCOME TAXES

Domestic and foreign components of loss before income taxes for the years ended December 31, 2011 and 2010 were as follows:

	Year Ended December 31,
(in thousands)	2011	2010
Domestic	$(17,696)	$(18,907)
Foreign	(94)	(127)

	$(17,790)	$(19,034)

Based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, we have provided a full valuation allowance against our net deferred tax assets at December 31, 2011 and 2010. There was no income tax expense or benefit for the years ended December 31, 2011 or 2010.

The components of deferred tax assets (liabilities) at December 31, 2011 and 2010 were as follows:

	Year Ended December 31,
(in thousands)	2011	2010
Deferred tax assets:
Depreciation and amortization	$11,158	$14,068
Other	1,617	1,606
Net operating losses	42,443	41,789

Total deferred tax assets	55,218	57,463
Valuation allowance	(55,210)	(57,433)

Net deferred tax assets	$8	$30

Deferred tax liabilities:
Other	$(8)	$(30)

Total deferred tax liabilities	$(8)	$(30)

Net deferred tax asset (liabilitiy)	$—	$—

The reconciliation of the statutory federal income tax rate to the Company’s effective tax rate for the years ended December 31, 2011 and 2010 was as follows:

	Year Ended December 31,
	2011	2010
Tax at federal statutory rate	34%	34%
State tax, net of federal benefit	2	7
Valuation allowance	(17)	(14)
Change in warrant valuation	1	8
Net operating loss and credit reduction due to section 382 limitations	(11)	(32)
Permanent items	(9)	(4)
Other	—	1

Effective income tax rate	—%	—%

As of December 31, 2011, we had a net operating loss of approximately $114,000,000 for federal and $87,000,000 for state tax purposes. If not utilized, these carryforwards will begin to expire beginning in 2017 for federal and 2012 for state purposes. In 2012, approximately $2,100,000 of state net operating loss will expire and the state net operating losses will continue to expire in 2013. If not utilized, the remaining federal net operating loss will begin to expire in 2017, and the state net operating loss will continue to expire in 2013. As of December 31, 2010, we had a net operating loss of approximately $103,000,000 for federal and $75,000,000 for state tax purposes.

Our ability to use our net operating loss credit carryforwards may be restricted due to ownership change limitations occurring in the past or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986 (“Section 382”), as amended, as well as similar state provisions. These ownership changes may also limit the amount of net operating loss credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively.

We believe that a Section 382 ownership change occurred as a result of our follow-on public offering in February 2011. Any limitation may result in the expiration of a portion of the net operating loss credit carryforwards before utilization and any net operating loss credit carryforwards that expire prior to utilization as a result of such limitations will be removed from deferred tax assets with a corresponding reduction of our valuation allowance. Due to the existence of a valuation allowance, it is not expected that such limitations, if any, will have an impact on our results of operations or financial position.

As of December 31, 2011 and 2010, we had $6,300,000 and $6,100,000 of net operating loss carryforwards from our Japan operations, respectively. If not utilized, this carryforward will begin to expire in 2012.

We believe that it is more likely than not that the benefit from certain deferred tax assets will not be realized due to the history of our operating losses. In recognition of this risk, we have provided a valuation allowance on the deferred tax assets relating to these assets. The valuation allowance was $55,210,000 and $57,433,000 at December 31, 2011 and 2010, respectively. The decrease of $2,223,000 between 2011 and 2010 is primarily due to adjustments to the domestic deferred tax assets, including a decrease in the effective state tax rate.

We file income tax returns in the U.S. and in various state jurisdictions with varying statutes of limitations. We have not been audited by the Internal Revenue Service or any state income or franchise tax agency. As of December 31, 2011, our federal returns for the years ended 2008 through the current period and most state returns for the years ended 2007 through the current period are still open to examination. In addition, all of the net operating losses and research and development credits generated in years earlier than 2008 and 2007, respectively, are still subject to Internal Revenue Service audit. The federal and California tax returns for the year ended December 31, 2010 reflect research and development carryforwards of $545,000 and $5,089,000, respectively. We have recognized additional deferred tax assets for federal and California research and development credits of $136,000 and $102,000 for the year ended December 31, 2011, respectively. As of December 31, 2011, our gross unrecognized tax benefits are approximately $5,872,000 which are attributable to research and development credits. A reconciliation of the change in our unrecognized tax benefits is as follows:

(in thousands)	Federal Tax	State Tax	Total
Balance at December 31, 2009	$—	$—	$—
Increase in tax position during 2010	545	5,089	5,634

Balance at December 31, 2010	$545	$5,089	$5,634
Increase in tax position during 2011	136	102	238

Balance at December 31, 2011	$681	$5,191	$5,872

The increase for the year ended December 31, 2011 relates to a tax position taken during 2011. The increase for the year ended December 31, 2010 is related to tax positions taken during 2010 and prior years. If the $5,900,000 of unrecognized income tax benefit is recognized, approximately $5,900,000 would impact the effective tax rate in the period in which each of the benefits is recognized.

We do not expect our unrecognized tax benefits to change significantly over the next 12 months. We recognize interest and penalties related to unrecognized tax benefits within the interest expense line and other expense line, respectively, in the consolidated statement of operations. We have not recorded any interest or penalties as a result of uncertain tax positions as of December 31, 2011 and 2010. Accrued interest and penalties would be included within the related liability in the consolidated balance sheet.

NOTE 15: OTHER RELATED PARTY TRANSACTIONS

Consulting Agreements

On March 26, 2009, we entered into a consulting agreement with our former chief executive officer and current Director. For the years ended December 31, 2011 and 2010, we incurred none and $24,000 in general and administrative expenses under the consultant arrangement, respectively. On February 1, 2010, we re-hired the consultant as our chief executive officer.

On September 14, 2009, we entered into a consulting agreement with our former Vice President and Chief Science Officer, Eric T. Fung, M.D., Ph.D. For the year ended December 31, 2010, we incurred $48,000 in research and development expenses under the consulting arrangement. On February 1, 2010, this consulting agreement was terminated when we re-hired Dr. Fung as our Senior Vice President and Chief Science Officer. On November 2, 2011, we again entered into a consulting agreement with Dr. Fung, who resigned effective on November 4, 2011. Pursuant to the terms of the consulting agreement, Dr. Fung will serve as our Chief Medical Officer and a member of our Scientific Advisory Board. For the year ended December 31, 2011, the total amount of consulting fee expense for Dr. Fung was $6,000.

On June 17, 2011, we entered into a consulting agreement with Bruce A. Huebner. Pursuant to the terms of the consulting agreement, Mr. Huebner provides consulting services regarding sales, marketing, business development and corporate strategy. For the year ended December 31, 2011, the total amount of consulting fee expense for Mr. Huebner was $9,200.

On March 1, 2012, we entered into a consulting agreement with our former Vice President of Strategy, who resigned effective February 29, 2012. Pursuant to the terms of the consulting agreement, our former Vice President of Strategy will provide consulting services.

NOTE 16: SUBSEQUENT EVENTS

In January 2012, we announced a restructuring plan to streamline our organization and reduce our cash expenditures compared to 2011. This plan included eliminating the positions of Chief Financial Officer and Vice President of Corporate Strategy as well as a reduction in our Territory Development and sales management personnel.

On February 9, 2012, we entered into a Settlement Agreement and Release (the “Settlement Agreement”) with a third party related to losses on our short and long-term investments in previous years. Under the terms of the Settlement Agreement, we will receive a total settlement of $1,000,000 (the “Total Settlement Amount”); $535,000 was paid in March 2012 and $465,000 is payable by September 1, 2012. We expect to receive approximately 70% of the Total Settlement Amount, net of legal and related costs, and will record the net amount in other income when realized.

On March 22, 2012, we granted approximately 264,000 stock options to our executive officers and employees, vesting monthly over a three year period. In addition, we granted approximately 191,000 stock options to our executive officers and employees vesting 100% at March 31, 2013.