Form 10-K/A
period 2011-12-31
VERMILLION, INC.
filed 2012-04-27
CIK 926617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K/A

(Amendment No. 1)

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

As of April 18, 2012, the Registrant had 14,921,913 shares of common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

VERMILLION, INC.

FORM 10-K/A

For the Fiscal Year Ended December 31, 2011

EXPLANATORY NOTE

Vermillion, Inc. (the “Company,” “we,” “us,” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to amend our Annual Report on Form 10-K for the year ended December 31, 2011, originally filed with the Securities and Exchange Commission (the “SEC”) on March 27, 2012 (the “Original Form 10-K”), to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment No. 1 to provide the information required in Part III of Form 10-K because a definitive proxy statement containing such information will not be filed by Vermillion within 120 days after the end of the fiscal year covered by the Form 10-K. The reference on the cover of the Original Form 10-K to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Form 10-K is hereby deleted.

Except as described above, this Amendment No. 1 does not amend any other information set forth in the Original Form 10-K, and we have not updated disclosures included therein to reflect any subsequent events. This Amendment No. 1 should be read in conjunction with the Original Form 10-K and with our filings with the SEC subsequent to the Original Form 10-K.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information Regarding Directors

Our Board of Directors currently consists of seven directors. The directors are divided into three classes having staggered three-year terms, so that the term of one class expires at each annual meeting of stockholders. Any additional directorships resulting from an increase in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of an equal number of directors. The classes are currently comprised as follows:

Class I directors. Bruce A. Huebner and William C. Wallen, Ph.D. are Class I directors, whose term will expire at the annual meeting of stockholders to be held in 2013;

Class II directors. James S. Burns, Peter S. Roddy and Carl Severinghaus are Class II directors, whose terms will expire at the annual meeting of stockholders to be held in 2014; and

Class III directors. Gail S. Page and John F. Hamilton are Class III directors, whose terms will expire at the annual meeting of stockholders in 2012. John F. Hamilton is not nominated for re-election at the 2012 Annual Meeting of Stockholders and the Board has nominated Paul R. Sohmer, M.D. as the Class III Director to fill the board seat currently held by John F. Hamilton. Dr. Sohmer was recommended as an independent investor representative by a stockholder with substantial, long-term holdings of approximately 5% of the Company’s common stock.

Class I Directors Continuing Office until the 2013 Annual Meeting of Stockholders

Bruce A. Huebner, age 61, has been our director since May 2011 and serves as a member of our Compensation Committee and a member of our Nominating and Governance Committee. Mr. Huebner currently serves as a managing director for LynxCom Partners, LLC, a healthcare consulting firm. From October 2009 to June 2010, Mr. Huebner served as President and Chief Executive Officer of TrovaGene, Inc., a developer of molecular diagnostics products based on the detection of transrenal genetic markers. From May 2005 to July 2008, Mr. Huebner served as President of Osmetech Molecular Diagnostics, where he successfully established Osmetech as a fully integrated business, obtaining FDA clearance for four molecular diagnostic microarray products and introducing them to the marketplace. From 2002 to 2004, Mr. Huebner was President and Chief Operating Officer of Nanogen, Inc., a publicly held nanotechnology/microarray company. From 1996 to 2002, Mr. Huebner was Executive Vice President and Chief Operating Officer of Gen-Probe, Inc. which today is one of the world leaders in the development of nucleic acid tests, including a focus on diagnostic tests for infectious disease that affect women’s health. Mr. Huebner’s other experience includes Vice President of Marketing and Sales at Quidel, Director of Marketing for the U.S. and Director of Marketing and Market Development in Europe for Hybritech, Inc., and various sales and marketing positions at Roche Diagnostics. He currently serves as a director on the board of directors of Pasadena Bioscience Collaborative and Corgenix Medical Corporation. Mr. Huebner received his Bachelor of Science degree in Chemistry from the University of Wisconsin-La Crosse and completed a graduate school senior executive program at Columbia University.

Mr. Huebner’s broad experience with various diagnostic companies allows him to assist our Board in evaluating and refining our business strategies and commercial objectives.

William C. Wallen, Ph.D., age 68, has been our director since February 2010 and serves as Chairman of our Nominating and Governance Committee. Additionally, he is a member of our Audit Committee and Compensation Committee, and served on our Scientific Advisory Board from April 2006 until February 2010 when he joined the Board of Directors. Dr. Wallen served as the Senior Vice President and Chief Scientific Officer of IDEXX Laboratories, Inc. (“IDEXX”) beginning September 2003, and retired from IDEXX on March 3, 2010. Commencing in December 2008, Dr. Wallen took on the position of leading its infectious disease product manufacturing operations. Dr. Wallen led IDEXX’s pharmaceutical products business from September 2003 until IDEXX sold certain product lines and restructured that business in 2008. Prior to joining IDEXX, Dr. Wallen held various positions with Bayer Corporation, most recently as Senior Vice President, Research and Development, and Head, Office of Technology for the Diagnostics Division of Bayer Healthcare. From 2001 to 2003, Dr. Wallen served as Senior Vice President and Head of Research, Nucleic Acid Diagnostics Segment; from 1999 to 2001, as Senior Vice President of Research and Development Laboratory Testing Segment; and from 1993 to 1999, as Vice President of Research and Development, Immunodiagnostic and Clinical Chemistry Business Units. Before joining Bayer Corporation, from 1990 to 1993, Dr. Wallen was Vice President, Research and Development at Becton Dickinson Advanced Diagnostics. Dr. Wallen is a member of the American Association of Clinical Chemistry, the American Society for Microbiology, American Association for Cancer Research, The Leukemia Society of America, and the New York Academy of Science. Dr. Wallen has authored or co-authored 55 scientific papers and articles covering topics in immunology, virology, oncology and detection methodologies. Dr. Wallen received his B.S. in Zoology and M.S. in Microbiology from Michigan State University, and Ph.D. in Molecular Biology from University of Arizona College of Medicine.

The Board of Directors has determined that based upon Dr. Wallen’s extensive experience in research and development and corporate governance matters in the diagnostics industry, he has the qualifications and skills to serve as a member of our Board of Directors. Dr. Wallen also brings to the Board a background in managing public companies, which gives him the qualification and skills to serve as a key member of the Board’s Audit, Compensation, and Nominating and Governance Committees.

Class II Directors Continuing Office until the 2014 Annual Meeting of Stockholders

James S. Burns, age 66, has been our director since June 2005 and has served as Chairman of the Board since September 29, 2011. Mr. Burns is currently President, Chief Executive Officer and director of AssureRx, Health, Inc., a personalized medicine company which specializes in pharmacogenetics for neuropsychiatric disorders. Prior to joining AssureRx, Health, Inc., Mr. Burns was the President and Chief Executive Officer of EntreMed, Inc. from June 2004 to December 2008, and a director from September 2004 to December 2008. Mr. Burns was a co-founder and, from 2001 to 2003, served as President and as Executive Vice President of MedPointe, Inc., a specialty pharmaceutical company that develops, markets and sells branded prescription pharmaceuticals. From 2000 to 2001, Mr. Burns served as a founder and Managing Director of MedPointe Capital Partners, a private equity firm that led a leveraged buyout to form MedPointe Pharmaceuticals. Previously, Mr. Burns was a founder, Chairman, President and Chief Executive Officer of Osiris Therapeutics, Inc., a biotech company developing therapeutic stem cell products for the regeneration of damaged or diseased tissue. Mr. Burns has also been Vice Chairman of HealthCare Investment Corporation and a founding General Partner of Healthcare Ventures L.P., a venture capital partnership specializing in forming companies building around new pharmaceutical and biotechnology products; Group President at Becton Dickinson and Company, a multidivisional biomedical products company; and Vice President and Partner at Booz & Company, Inc., a multinational consulting firm. Mr. Burns is a director of Symmetry Medical Inc. (NYSE: SMA), a supplier of products and services to orthopedic and other medical device companies, and a director of the International BioResources Group and the American Type Culture Collection (ATCC). Mr. Burns received his B.S. and M.S. in Biological Sciences from the University of Illinois, and M.B.A. from DePaul University. He is a 2011 Board Leadership Fellow of the National Association of Corporate Directors.

Our Board of Directors has determined that based upon Mr. Burns’ extensive experience in the diagnostics industry, and current and prior directing and management experience, he has the qualifications and skills to serve as a member of our Board of Directors.

Peter S. Roddy, age 52, was appointed to our Board of Directors and Audit Committee on February 18, 2010. Mr. Roddy has served as Vice President and Chief Financial Officer of Pain Therapeutics, Inc. since July 2004, and as its Chief Financial Officer since November 2002. From 1990 to 2002, Mr. Roddy held a variety of senior management positions at COR Therapeutics, Inc. (now part of Takeda Pharmaceutical Company Limited), a biopharmaceutical company, including Senior Vice President, Finance and Chief Financial Officer between 2000 and 2002. Prior to 1990, Mr. Roddy held a variety of positions at Price Waterhouse & Company, Hewlett Packard Company and MCM Laboratories, Inc. Mr. Roddy received his B.S. in Business Administration from the University of California, Berkeley.

Our Board of Directors has determined that based upon Mr. Roddy’s extensive experience in the life science industry, including relevant experience as an executive officer and chief financial officer, as well as experience at a major accounting firm, he has the qualifications and skills to serve as a member of our Board of Directors and Chairman of the Audit Committee.

On December 2, 2011, a class action complaint claiming violations of certain securities laws was filed against Pain Therapeutics and its executive officers, including Mr. Roddy, in the U.S. District Court for the Western District of Texas by a holder of its securities and its executive officers. This complaint alleged, among other things, violations of Section 10(b), Rule 10b-5, and Section 20(a) of the Exchange Act arising out of allegedly untrue or misleading statements of material facts made by Pain Therapeutics regarding REMOXY during the purported class period from February 3, 2011 to June 23, 2011.

Carl Severinghaus, age 59, was appointed to our Board of Directors on March 3, 2010 and serves as our Compensation Committee Chairman. In addition, he is a member of our Audit Committee and also our Nominating and Governance Committee. Since January 1,2011, Mr. Severinghaus is Vice President, Head Global Sales OEM Components of the Tecan Group. Previously from 2009 until 2011 he was President of Tecan Americas, responsible for Sales and Commercial Operations for the Americas Region, including US, Canada, Central and South America. From 2007 until 2009, he lived in Zurich and was Senior Vice President for International Sales, responsible for Worldwide Sales and Operations. From 1999 to 2007 Mr. Severinghaus was President and General Manager of Tecan US. Prior to becoming President and General Manager, he was Vice President of Sales from 1991 to 1998. Before he joined Tecan he was National Sales Manager for American Monitor Corporation.

Mr. Severinghaus received his Bachelor of Fine Arts Degree from Drake University in 1974. Mr Severinghaus is or has been a member of the Analytical & Life Science System Association, Society for Laboratory Automation and Screening (SLAS) and also the American Association of Clinical Chemistry (AACC).

The Board of Directors has determined that based upon Mr. Severinghaus’ demonstrated executive level management and commercial operations skills, both domestically and internationally, he has the qualifications and skills to serve as a member of our Board of Directors and a key member of the Board’s Audit, Compensation, and Nominating and Governance Committees.

Class III Directors Whose Term Will Expire at the 2012 Annual Meeting of Stockholders

John F. Hamilton, age 67, has been our director since April 2008. From 1997 until his retirement in 2007, Mr. Hamilton served as Vice President and Chief Financial Officer of Depomed, Inc., a specialty pharmaceutical company focused on enhancing pharmaceutical products. Mr. Hamilton began his career in international banking with The Philadelphia National Bank and Crocker National Bank, and went on to hold senior financial positions at several bio-pharmaceutical companies including Glyko, Inc., which is now BioMarin Pharmaceuticals, and Chiron Corporation. Mr. Hamilton sits on the regional Board of Directors of the Association of Bioscience Financial Officers, and is past-president of the Treasurers Club of San Francisco. Mr. Hamilton received his M.B.A. from the University of Chicago and B.A. in International Relations from the University of Pennsylvania.

Our Board of Directors has determined that based upon Mr. Hamilton’s extensive experience in finance and capital markets gained through his education and his senior financial positions at various biopharmaceutical companies, he has the qualifications and skills to serve as a member of our Board of Directors. Mr. Hamilton also brings to the Board significant strategic and financial expertise and leadership experience.

Gail S. Page, age 56, has been our director since December 2005. Ms. Page joined us in January 2004 as President of our Diagnostics Division and an Executive Vice President, and was promoted to President and Chief Operating Officer of Vermillion in August 2005. Subsequently, Ms. Page became our President and Chief Executive Officer in December 2005 and served in this capacity until her resignation on March 27, 2009 due to our bankruptcy proceeding in 2009. In connection with our emergence from bankruptcy in 2010, Ms. Page was reappointed as our Chief Executive Officer on February 1, 2010. From October 2000 to January 2003, Ms. Page was Executive Vice President and Chief Operating Officer of Luminex Corporation. From 1988 to 2000, Ms. Page held various senior level management positions with Laboratory Corporation of America (“LabCorp”). In 1993, Ms. Page was named Senior Vice President, Office of Science and Technology at LabCorp, responsible for the management of scientific affairs in addition to the diagnostics business segment. Additionally, from 1995 to 1997, Ms. Page headed the Cytology and Pathology Services business unit for LabCorp. From 1988 to 2000, Ms. Page was a member of the Scientific Advisory Board at LabCorp and chaired the committee from 1993 to 1997. Prior to her years at LabCorp and its predecessor, Roche Biomedical, Ms. Page worked in various functions in the academic field and the diagnostics industry. Ms. Page received her A.S. in Medical Technology in combination with a Cardiopulmonary Technology Diploma from the University of Florida. Ms. Page also completed an executive management course at the Kellogg School of Management at Northwestern University.

The Board of Directors has determined that based upon Ms. Page’s intimate knowledge of our business and extensive experience in the management and development of biotechnology companies, she has the qualifications and skills to serve as a member of our Board of Directors. She also brings significant experience in the sales, marketing and commercialization of diagnostic products.

New Nominee for Class III Director

Paul R. Sohmer, M.D., age 63, currently serves as President and Chief Executive Officer of Viracor-IBT Laboratories, Inc., a diagnostic and research laboratory specializing in allergy, immunology, and infectious disease testing. Prior to joining Viracor-IBT Laboratories, from February 2009 to January 2011, Dr. Sohmer served as Chief Executive Officer of Orthocon, Inc., a company that develops, manufactures, markets, and sells implantable products designed to stop bone bleeding. From 2007 to 2009, Dr. Sohmer served on the RadPharm, Inc. Board of Directors, and from 2008 to 2009, he served as Chairman of the Board of Directors of Molecular Biometrics, Inc. Dr. Sohmer served as Interim CEO of Cylex, Inc. from January through March of 2008 and CEO of Pathway Diagnostics from May to September of 2008. From June 2000 to December 2006, Dr. Sohmer served as Chairman, President and Chief Executive Officer of TriPath Imaging, Inc. (NASDAQ:TPTH). From 1997 to 2000, Dr. Sohmer served as President and Chief Executive Officer of Neuromedical Systems, Inc. (NASDAQ:NSIX). From 1992 to 1996, Dr. Sohmer served as President and Chief Exeuctive Officer of Genetrix, Inc., a genetic testing lab. From 1991-1992, Dr. Sohmer served as Vice President of Professional Services for Nichols Institute. From 1985 to 1991, Dr. Sohmer served as President and Chief Executive Officer of Pathology Institute, Inc., where he led the first commercial introduction of polymerase chain reaction (PCR) for diagnosis of HIV and founded the Chiron Reference Laboratory. Dr. Sohmer received his B.A. from Northwestern University and M.D. from the Chicago Medical School. Dr. Sohmer was named the Ernst and Young Carolinas Life Sciences Entrepreneur of the Year in 2005.

The Board of Directors believes that Dr. Sohmer is qualified to serve as our director as an independent investor representative because he brings a broad range of leadership experience to the Board, having previously provided direction and oversight to public and privately-held companies engaged in the development, manufacture, marketing and sale of in vitro diagnostic reagents and instruments, as well as in the delivery of hospital-based and esoteric reference laboratory services. He also has a wealth of experience and knowledge with regards to the capital markets, strategic alternatives as well as successful merger and acquisition transactions.

Information Regarding Executive Officers

Set forth below is the information about our executive officers:

Name	Age	Positions
Gail S. Page	56	President and Chief Executive Officer

Eric J. Schoen	43	Chief Accounting Officer

Donald G. Munroe, Ph.D.	55	Chief Scientific Officer and Vice President of Research and Development

William Creech	60	Vice President of Sales and Marketing

Gail S. Page’s biography can be found under “Information Regarding Directors.”

Eric J. Schoen joined us in July 2010 as our Corporate Controller. He has been our Chief Accounting Officer since October 2011. Prior to joining us, Mr. Schoen served as Revenue Controller for Borland Software from 2007 to 2010. From 2000 to 2007, he served in Corporate Controller and Director of Finance roles for Trilogy Enterprises, Momentum Software and Alticast, Inc. Mr. Schoen also spent nine years with PricewaterhouseCoopers, most recently as a Manager in the audit and assurance, transaction services and global capital markets practices. Mr. Schoen received his Bachelor of Science in Finance from Santa Clara University.

Donald G. Munroe, Ph.D., joined us in October 2011 as our Chief Scientific Officer and Vice President of Research and Development. Dr. Munroe has extensive experience in the diagnostic industry, and has been a key member of upper management in a number of prominent diagnostic and life science companies. He served as Vice President, Immunoassay Research and Development from 2009 to 2011 at Beckman Coulter, a preeminent manufacturer of automated diagnostic tests and biomedical instruments. In this role, Dr. Munroe was responsible for launching key Immunoassay menu additions and re-standardizing existing assays. He also initiated manufacturing science investigations and product improvement projects. Previously, Dr. Munroe worked at Invitrogen Corporation in several roles including Vice President, Research and Development (Transplant Diagnostics) from 2006 to 2008, Vice President, Global Program and Portfolio Management (Corporate) from 2004 to 2005, and Director, Research and Development (GIBCO™) from 2002 to 2003. Dr. Munroe was Director of Technology Commercialization with Corning (Microarray Technologies) from 2000 to 2002, and has 10 years of pharmaceutical discovery research experience at R.W. Johnson Pharmaceutical Research Institute (1990 to 1995) and Allelix Biopharmaceuticals (1996 to 2000). Dr. Munroe received his Bachelor of Science in Biology from the University of Guelph, Master of Science in Medical Sciences at McMaster University and Ph.D. in Medical Biophysics at University of Toronto. Dr. Munroe has served as a member of the Scientific Advisory Board of Minneapolis Community & Technical College and is a member of the American Association for Clinical Chemistry and the American Association for the Advancement of Science. Dr. Munroe is an inventor in seven granted U.S. patents, and has authored peer-reviewed publications on the molecular basis of cancer, gastrointestinal disorders, inflammation and other topics.

William Creech joined us in March 2010 as Vice President of Sales and Marketing. Prior to joining us, Mr. Creech served as Principal of WBC Consulting, where he provided strategic and tactical consulting services to clients in the medical devices and diagnostics industry from 2008 until March 2010. Mr. Creech has over 30 years of experience in the diagnostics industry, serving as Vice President of Sales and Marketing at Capitol Vial, Inc. from 2005-2008 where he was responsible for creating a sales organization and initiating a scalable pricing program that increased gross margin 500 basis points. He also launched a key new product, “Snappies”™, increasing volume 400% year over year while increasing pricing by 30%. Mr Creech was Vice President of Corporate Accounts at Apogent Technologies from 1998-2005 where he negotiated multi subsidiary contracts with key customers such as Quest Diagnostics and IDEXX. Prior to that, Mr. Creech was Director of Corporate Accounts at Ciba Corning/Chiron Diagnostics from 1995 to 1998. At Abbott Diagnostics, he served in various sales, sales training and sales management and corporate roles for 14 years from 1981 to 1995, receiving awards such as Presidents Club for 4 straight years and was sales representative of the year for the Diagnostics Division. Mr. Creech served as an Armor officer in the United States Army from 1975 to 1981 and graduated with a B.S. from Florida Southern College.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC and with any national securities exchange on which such securities are traded or quoted. Executive officers, directors and such stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. As a practical matter, we assist our directors and officers by completing and filing Section 16 reports on their behalf. Based solely on a review of the copies of such reports furnished to us, and the written representations of our directors and executive officers, we believe that our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, complied with all applicable filing requirements for the year ended December 31, 2011.

Code of Ethics

We have adopted the Vermillion, Inc. Code of Ethics that applies to all our officers, directors and employees. The Code of Ethics is available under the Investor Relations section of our website at http://www.vermillion.com. We will disclose on our website any waiver of, or amendment to, the Code of Ethics.

No Change in Director Nomination Process

As of the date of this Amendment No. 1, there have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors since we previously provided the disclosures required by Item 407(c)(2)(iv) or Item 407 (c)(3) of Regulation S-K.

Audit Committee

The Board of Directors has established an Audit Committee in accordance with section 3(a)(58)(A) of the Exchange Act. The Audit Committee is currently composed of three directors: Mr. Roddy, Chairman, Dr. Wallen and Mr. Severinghaus. The Board has determined that all members of our Audit Committee are independent, as the term is currently defined in NASDAQ Listing Rules 5605(a)(2). The Board has determined that Mr. Roddy qualifies as an “audit committee financial expert,” as defined in applicable rules. The Board made a qualitative assessment of Mr. Roddy’s level of knowledge and experience based on a number of factors, including his experience as the chief financial officer of several companies.

ITEM 11.	EXECUTIVE COMPENSATION

Director Compensation

Outside directors (i.e., non-employee directors) are compensated for their service as (1) a member of the Board of Directors, (2) a member of any committee of the Board of Directors, and (3) a chair of any committee of the Board of Directors. For 2011, we adopted a compensation program granting restricted stock units (“RSUs”) to outside directors with a targeted value on the grant date. The number of RSUs granted is determined by dividing the targeted value by a trailing average price of our common stock on the date of grant of the RSUs. In fiscal year 2011, 50% of the RSUs granted to directors vested on June 1, 2011, and 25% of the RSUs vested on each of September 1, 2011 and December 1, 2011, except that 100% of the RSUs granted to Bruce A. Huebner vested on December 1, 2011 due to the fact that he joined the Board in May 2011. Outside directors did not receive any cash compensation in connection with their services as directors, nor did they sell any RSUs, except that historically certain RSUs were sold by certain directors only for the purpose of covering their tax liability incurred in connection with the distribution of the RSUs. Periodically, the Compensation Committee reviews and determines the adequacy of the compensation program for outside directors, and based upon the results of their analysis, the Compensation Committee will make recommendations in regards to the compensation program for outside directors to the Board of Directors. During fiscal year 2011, the outside directors were compensated as follows, with the RSU awards being made as of March 22, 2011 based on a grant date value of $3.95 per RSU:

•	each outside directors received 15,200 RSUs;

•	the chairperson of the Audit Committee received 3,000 RSUs;

•	the chairperson of the Compensation Committee received 2,300 RSUs;

•	the chairperson of the Nominating and Governance Committee received 1,500 RSUs;

•	the other members of the Compensation Committee each received 1,000 RSUs; and

•	the other members of the Audit Committee received 1,500 RSUs.

The compensation earned by our outside directors for the year ended December 31, 2011 was as follows:

Name	Fees Earned or Paid in Cash		Stock Awards(2)	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
James S. Burns(1)	––		$391,298	$––	$––	$—	$—	$391,298
John F. Hamilton(1)	––		391,298	––	––	—	—	391,298
Bruce A. Huebner	$9,200	(3)	26,491	––	––	—	—	35,691
Peter S. Roddy	––		71,890	––	––	—	—	71,890
Carl Severinghaus	––		79,000	––	––	—	—	79,000
William C. Wallen, Ph.D.	__		75,840	––	––	—	—	75,840
Total	$9,200		$1,035,817	$––	$––	$—	$—	$1,045,017

(1)	Stock awards include $331,258 for compensation earned under the Debtor’s Incentive Plan pursuant to a Bankruptcy Court Order in April 2010. The restricted stock award vested ratably over a 24-month period from June 22, 2009 to June 22, 2011.
(2)	All outside directors received RSUs in lieu of any cash compensation.
(3)	Amount represents Mr. Huebner’s consulting income.

COMPENSATION COMMITTEE REPORT1

Our executive compensation program for our Named Executive Officers is administered by the Compensation Committee of the Board of Directors. The Compensation Committee has reviewed the Compensation Discussion and Analysis and discussed that analysis with management. Based on its review and discussions with management, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this proxy statement.

This report is provided by the following independent directors of the Compensation Committee:

Carl Severinghaus, Chairman

Bruce A. Huebner

William C. Wallen

[1]

The information provided under the heading “Compensation Committee Report” shall not be deemed to be “soliciting material” or “filed” or incorporated by reference in future filings with the SEC, or subject to the liabilities of Section 18 of the Exchange Act, except to the extent that it is specifically incorporated by reference into a document filed under the Securities Act of 1933, as amended (the “Securities Act”) or the Exchange Act.

COMPENSATION DISCUSSION AND ANALYSIS

This section describes the compensation program for our Named Executive Officers. In particular, this section focuses on our 2011 compensation program and related decisions. The Compensation Committee annually reviews our executive compensation program to ensure that it appropriately rewards performance that is tied to sound decision-making and creating stockholder value, and is designed to achieve our goals of promoting financial and operational success by attracting, motivating and facilitating the retention of key employees with outstanding talent and ability.

Named Executive Officers During 2011

The following executive officers were our Named Executive Officers during 2011.

Name	Positions

Gail S. Page	President and Chief Executive Officer

Sandra A. Gardiner	Chief Financial Officer

Eric T. Fung, M.D., Ph.D.	Senior Vice President and Chief Science Officer

William Creech	Vice President of Sales and Marketing

Ashish Kohli	Vice President of Corporate Strategy

The following Named Executive Officers as of 2011 are no longer employed with us after their resignations:

Sandra A. Gardiner was our Vice President and Chief Financial Officer from May 2010 until her resignation in October 2011. Prior to joining us, Ms. Gardiner served as Chief Financial Officer of Bend Research Inc., a company that specializes in the definition, advancement, development and commercialization of pharmaceutical and health science technologies, since March 2009. In April 2009, she was elected to Bend Research Inc.’s board of directors. From 2004 through 2008, Ms. Gardiner served as Chief Financial Officer and Corporate Secretary of Lipid Sciences, Inc., responsible for all decision-making authority for all financial and administrations functions for this development stage biotechnology company, which is engaged in research and development of products and processes to treat cardiovascular disease and viral infections. She also held positions at Cardima, Inc. and Comac and began her biotechnology career in 1988 with Advanced Cardiovascular Systems, formerly a division of Guidant, holding several positions in the Internal Audit, Accounting and Finance departments. Ms. Gardiner received her Bachelor of Science in Managerial Economics from the University of California at Davis.

Eric T. Fung, M.D., Ph.D., was our Senior Vice President and Chief Science Officer from February 2010 to November 4, 2011. Currently, Dr. Fung serves as our Chief Medical Officer and a member of the Company’s Scientific Advisory Board. Dr. Fung joined us in May 2000 as a lead scientist in the newly formed Biomarker Discovery Centers. He was promoted to Vice President of Medical and Clinical Affairs and Chief Scientific Officer in June 2006. Dr. Fung resigned from his position on March 19, 2009 and worked as a consultant to us from September 2009 to January 2010. Dr. Fung was reappointed as our Senior Vice President and Chief Science Officer in February 2010. Prior to joining us, Dr. Fung was a Howard Hughes sponsored researcher at Stanford University. Dr. Fung has anatomic pathology training from Stanford Medical School and obtained his M.D. and Ph.D. degrees from the Johns Hopkins University School of Medicine. He graduated with a B.S. with honors from the California Institute of Technology. Dr. Fung has held an Adjunct Assistant Professor position in the Department of Pathology at the Johns Hopkins University School of Medicine.

Ashish Kohli, CFA, was our Vice President of Corporate Strategy from September 2010 until his resignation in February 2012, responsible for investor relations, international expansion and business development. Prior to joining us, Mr. Kohli served as a Buy-Side Equity Analyst at Columbia Wanger Asset Management from July 2005 to June 2010. From 2000 through 2005, he worked at William Blair & Company, the first three years as a Sell-Side Equity Associate, and the last two years as a Sell-Side Equity Analyst. Previously, he held an Emerging Markets Debt Analyst position at Brinson Partners, Inc. Mr. Kohli received his Master of Business Administration from Texas Tech University and his Bachelor of Science in Computer Engineering and Bachelor of Science in Biochemistry from McMaster University in Hamilton, Ontario.

Compensation Philosophy and Objectives

The goal of our compensation program for our Named Executive Officers is the same as for the overall Company, which is to foster compensation policies and practices that attract, engage and motivate high caliber talent by offering compensation in a competitive range. We are committed to a total compensation philosophy and structure that provides flexibility in responding to market factors; rewards and recognizes superior performance; attracts highly skilled, experienced and capable employees; and is fair and fiscally responsible.

The Compensation Committee has designed and implemented compensation programs for Named Executive Officers to reward them for sustaining our financial and operating performance and leadership excellence, to align their interests with those of our stockholders and to encourage them to remain with us for long and productive careers. Because bonus and equity compensation play a key role in aligning our executives’ interests with our stockholders’ interests, annual incentives and equity incentives constitute an essential portion of the Named Executive Officer compensation. However, most of our compensation elements simultaneously fulfill one or more performance, alignment and/or retention objectives.

Base salary and annual bonus are designed to reward annual achievements and be commensurate with the executive’s scope of responsibilities, demonstrated leadership abilities, and management experience and effectiveness. Our other elements of compensation focus on motivating and challenging the executive to achieve superior, longer-term, sustained results.

In establishing compensation for the Named Executive Officers, the following are the Compensation Committee’s objectives:

•	Attract, retain, reward and motivate high performing executive talent;

•	Ensure senior officer compensation is aligned with our corporate strategies, business objectives and the long-term interests of our stockholders;

•	Increase the incentive to achieve key strategic, financial and operational performance measures by linking incentive award opportunities to the achievement of performance goals in these areas;

•	Ensure that the elements of compensation, individually and in the aggregate, do not encourage excessive risk-taking; and

•

Enhance the officers’ incentive to increase the Company’s long term value, as well as promote retention of key people, by providing a portion of total compensation opportunities for senior management in the form of direct ownership in the Company through stock ownership.

The Compensation Committee reviews all components of the Named Executive Officers’ compensation, including annual base salary, bonuses based on corporate and individual performance, and equity compensation, perquisites and termination-based compensation. For equity incentive compensation, which includes grants of RSUs and stock options, the Compensation Committee reviews accumulated realized and unrealized stock options and RSU gains. The Compensation Committee also reviews the dollar value to the executive and cost to the Company of all perquisites, as well as the actual and projected payout obligations under several potential severance and change in control scenarios. In addition, from time to time, the Compensation Committee may hire compensation and benefits consultants to assist in developing and reviewing overall executive compensation strategies. The Compensation Committee also receives input from the Chief Executive Officer regarding the compensation of all executives other than herself.

On June 6, 2011, we held a stockholder advisory vote on the compensation of our named executive officers, commonly referred to as a say-on-pay vote. Our stockholders approved the compensation of our named executive officers. As we evaluated our compensation practices and talent needs throughout fiscal year 2011, we were mindful of the strong support our stockholders expressed for our philosophy of linking compensation to our operating objectives and the enhancement of stockholder value. As a result, our compensation committee decided to retain our general approach to executive compensation.

Compensation Components

Our executive compensation program is designed to attract executives with the requisite skills necessary to support our strategic objectives, to reward executives for the achievement of near-term and long-term objectives, and to retain executives by aligning compensation with the longer-term creation of stockholder value, by developing a sustainable business with consistent performance.

Our compensation program is comprised of the following components for the Named Executive Officers:

•	Base Salaries;

•	Annual Incentive Bonus;

•	Equity Incentives;

•	Employment Agreements providing for severance and change in control benefits; and

•	Certain perquisites as well as 401(k) plan, health and welfare plan benefits.

The Compensation Committee believes that these elements of compensation, when combined, are effective, and will continue to be effective, in achieving the overall objectives of our compensation program.

Base Salaries.

Executive salaries are determined based on evaluation of each officer’s individual performance throughout the year, level of responsibility, overall salary structure, budget guidelines and assessment of our financial condition. This approach ensures that our cost structure will allow us to remain competitive in its markets. Salaries paid to the Named Executive Officers in fiscal 2011 were within the targeted range. The Compensation Committee normally reviews and adjusts as appropriate the base salaries for the Named Executive Officers in the first half of each calendar year. For fiscal year 2011, no adjustment of base salary was made to our existing Named Executive Officers.

Annual Bonuses.

Consistent with our objectives to tie a significant portion of the Named Executive Officers’ total compensation to our performance, all Named Executive Officers have a target bonus of a fixed percentage of their salary. At the beginning of each fiscal year, the Compensation Committee establishes performance measures and goals, which typically include milestones and targets. The Compensation Committee typically assigns a weight value based upon the overall goals in order to ensure a balanced approach to the various factors applied to determining bonus amounts. For fiscal year 2011, these goals, milestones and targets focused primarily on the following:

•	Continued commercialization of OVA1 and increasing test volume;

•	Advancing our pipeline;

•	Broadening reimbursement coverage for OVA1;

•	Cash usage and maintaining a strong cash position; and

•	Successful completion of a financing event.

Also, at the beginning of each fiscal year, the Compensation Committee establishes bonus payout targets for each Named Executive Officer. The Compensation Committee generally establishes the individual payout targets for each Named Executive Officer based on the executive’s position, level of responsibility and a review of the compensation information of other companies. For 2011, the payout targets for each Named Executive Officer were as follows:

Gail S. Page	50% of annual base salary
Sandra A. Gardiner	40% of annual base salary
Eric T. Fung, M.D., Ph.D.	50% of annual base salary
William Creech	40% of annual base salary
Ashish Kohli, CFA	40% of annual base salary

After the close of each fiscal year, or other such timeframe as determined by the Compensation Committee, the Compensation Committee assesses the performance of each Named Executive Officer against the pre-established metrics. Each Named Executive Officer receives a bonus based on his or her individual payout target and our performance relative to the specific performance goal.

In its evaluation of performance for fiscal year 2011, the Compensation Committee considered the following goals, milestones and targets: (i) Continued commercialization of OVA1 and increasing test volume; (ii) Advancing our pipeline; (iii) Broadening reimbursement coverage for OVA1; (iv) Cash usage and maintaining a strong cash position; and (v) Successful completion of a financing event. As a result of this evaluation, the Compensation Committee determined that the targets for the fiscal year 2011 had substantially been met. Nevertheless, as a cost saving measure and to preserve cash, the Compensation Committee decided that it was in the best interest of the Company to reduce each named executive officer’s actual bonus payout amount by 70% of the bonus target amount, resulting in the following payouts to each Named Executive Officer employed by us during such period, and pro-rated for their respective duration of employment:

Gail S. Page	$57,750
William Creech	$27,000
Ashish Kohli	$28,800

Ms. Gardiner and Dr. Fung resigned in 2011 and as such are not entitled to any bonus payments in 2011.

When setting annual bonus targets for 2012, the Compensation Committee opted not to increase any of our executive officers’ targets. However, in connection with Mr. Schoen’s promotion to Chief Accounting Officer in October 2011, Mr. Schoen’s target bonus was increased from 10% of his annual salary to 30% of his annual salary, effective January 1, 2012.

Equity Incentive Compensation.

The equity component of our executive compensation program is designed to fulfill our performance alignment and retention objectives. We previously maintained the Vermillion, Inc. 2000 Stock Plan (the “2000 Stock Plan”), which expired in 2010. We will make future equity awards under the 2010 Plan, which was approved by the Board of Directors on February 8, 2010 and by the stockholders on December 3, 2010. The 2010 Plan will be administered by the Compensation Committee of the Board. Our employees, directors, and consultants are eligible to receive awards under the 2010 Plan. The 2010 Plan permits the granting of a variety of awards, including stock options, share appreciation rights, restricted shares, restricted share units, unrestricted shares, deferred share units, performance and cash-settled awards, and dividend equivalent rights. The 2010 Plan provides for issuance of up to 1,322,983 shares of common stock, subject to adjustment as provided in the 2010 Plan.

The 2010 Plan generally authorizes us to make awards reserving the following recourse against a participant who does not comply with certain employment-related covenants, either during employment or for certain periods after ceasing to be employed: we may terminate any outstanding, unexercised, unexpired, unpaid, or deferred awards; rescind any exercise, payment or delivery pursuant to the award; or recapture any shares (whether restricted or unrestricted) or proceeds from the participant’s sale of shares issued pursuant to the award. These remedies are also generally available to us for awards that would have had a lower grant level, vesting, or payment if a participant’s fraud or misconduct had not caused or partially caused the need for a material financial restatement by us or any affiliate. In addition, all awards or proceeds from the sale of awards made or earned pursuant to the 2010 Plan will be subject to the right of us to full recovery (with reasonable interest thereon) in the event that the Board of Directors determines reasonably and in good faith that any participant’s fraud or misconduct has caused or partially caused the need for a material restatement of our financial statements for any fiscal year to which the award relates.

In general, the Named Executive Officers receive incentive stock option grants at the time of hire; annually thereafter, they receive additional stock option grants or RSUs, as recommended by the Compensation Committee. Stock option grants and RSUs are based on individual performance and contributions toward the achievement of our business objectives, as well as overall Company performance. The number of underlying shares that may be purchased pursuant to the stock options granted to each Named Executive Officer varies based on the executive’s position and responsibilities. In addition, amounts are determined by comparing the level of equity-based compensation that is awarded to executives of competing companies.

The grants of stock-based awards to Named Executive Officers during the year ended December 31, 2011 were as follows:

Name	Restricted Stock Awards: Number of Shares of Stock or Units	All Other Option Awards: Number of Securities Underlying Options
Gail S. Page	85,000	—
Sandra A. Gardiner	24,000	—
Eric T. Fung, M.D., Ph.D.	41,000	—
William Creech	20,000	—
Ashish Kohli, CFA	7,000	—

On March 22, 2012, the Compensation Committee granted stock options in lieu of RSUs to executive officers. Certain stock options granted to executive officers are subject to a vesting schedule of equal vesting over the next 36 months, starting from March 22, 2012. The rest of the options granted to executive officers are subject to a vesting schedule of 100% vesting on March 31, 2013. Such option awards were granted to executive officers as an incentive to create long-term stockholder value and as a retention tool.

Employee Benefits Programs.

Our employee benefits program primarily consists of two components: (1) severance and change in control arrangements and (2) perquisites and other benefits.

Severance and Change in Control Arrangements.

The Compensation Committee believes that executive officers have a greater risk of job loss or modification as a result of a change in control transaction than other employees. Accordingly, our employment agreement with the Chief Executive Officer includes change of control provisions, and we have also entered into change in control agreements with our Chief Financial Officer and Chief Science Officer under which they will receive certain payments and benefits upon qualifying terminations that follow a change in control. The principal purpose of the change in control agreements is to provide executive officers with appropriate incentives to remain with us before, during and after any change in control transaction by providing the executive officers with security in the event their employment is terminated or materially changed following a change in control. By providing this type of security, the change in control agreements help ensure that the executive officers support any potential change in control transaction that may be in the best interests of our stockholders, even while the transaction may create uncertainty in the executive officer’s personal employment situation. The Compensation Committee believes that the payment of salary and benefits for one year for the Chief Executive Officer, nine months for the Chief Science Officer and six months for the Chief Financial Officer is reasonable and appropriate to achieve the desired objectives of the agreements. In April 2012, we also entered into employment agreements with our Chief Accounting Officer and our Vice President of Sales and Marketing and pursuant to the terms of the agreements, our Chief Accounting Officer and Vice President of Sales and Marketing will each receive nine months of their respective salary upon qualifying terminations that follow a change of control.

Perquisites and Other Benefits.

Our Named Executive Officers participate in our standard employee benefits programs including medical, dental, life, short-term and long-term disability insurance, 401(k) Plan and flexible spending accounts.

Method for Determining Compensation Amounts

In deciding on the type and amount of compensation for each executive, the Compensation Committee seeks to align the interests of the Named Executive Officers with those of our stockholders. In making compensation decisions, the Compensation Committee reviews the performance of the company and carefully evaluates an executive’s performance during the year against established goals, leadership qualities, operational performance, business responsibilities, career with the company, current compensation arrangements and long-term potential to enhance shareowner value. The types and relative importance of specific financial and other business objectives vary among our Named Executive Officers depending on their positions and the particular operations or functions for which they are responsible. The Compensation Committee does not adhere to rigid formulas when determining the amount and mix of compensation elements. Compensation elements for each executive are reviewed in a manner that optimizes the executive’s contribution to the Company, and reflects an evaluation of the compensation paid by our competitors.

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

The Compensation Committee has primary responsibility for assisting the Board of Directors in developing and evaluating potential candidates for executive positions, including the Chief Executive Officer, or CEO. As part of this responsibility, the Committee oversees the design, development and implementation of the compensation program for the CEO and the other Named Executive Officers. The Compensation Committee evaluates the performance of the CEO and determines CEO compensation in light of the goals and objectives of the compensation program. The CEO and the Compensation Committee assess the performance of the other Named Executive Officers and determine their compensation, based on initial recommendations from the CEO.

The Compensation Committee approves stock option grants for Named Executive Officers at the time of hire, and thereafter, the Compensation Committee annually reviews and approves stock option or RSU grants. Stock option and RSU grants are based on individual performance and contributions toward the achievement of our business objectives, as well as overall Company performance. Amounts are determined by comparing the level of equity-based compensation awarded to executives of competing companies, along with consideration for attracting, retaining and motivating the executive officers. The stock option and RSU grants made under the 2010 Plan have provisions allowing us to recoup awards if we are required to restate corporate financial statements.

Compensation Policies and Practices Regarding Risk Management

In fulfilling its role in assisting the Board in its risk oversight responsibilities, the Compensation Committee believes that our compensation policies and practices do not motivate imprudent risk taking. Specifically, the Compensation Committee reviewed the following features of our compensation programs that guard against excessive risk-taking:

•	our annual incentive compensation is based on balanced performance metrics that promote disciplined progress towards longer-term Company goals;

•	we do not offer significant short-term incentives that might drive high-risk investments at the expense of long-term Company value; and

•	our compensation awards are capped at reasonable and sustainable levels, as determined by a review of the economic position and prospects, as well as the compensation offered by comparable companies.

Tax and Accounting Considerations

Section 162(m) of the Internal Revenue Code (the “Code”) disallows a tax deduction to publicly-held companies for certain compensation in excess of $1,000,000 paid to our chief executive officer and three other officers (other than the chief financial officer) whose compensation is required to be reported to our stockholders pursuant to the Exchange Act. Certain performance-based compensation approved by our stockholders, including option grants under the 2010 Plan, generally is not subject to the deduction limit. It is the Compensation Committee’s policy to maximize the effectiveness of our executive compensation in this regard.

We have granted stock options as incentive stock options in accordance with Section 422 of the Code subject to the volume limitations contained in the Code. Generally, the exercise of an incentive stock option does not trigger any recognition of income or gain to the holder. If the stock is held until at least one year after the date of exercise (or two years from the date the option is granted, whichever is later), all of the gain on the sale of the stock, when recognized for income tax purposes, will be capital gain, rather than ordinary income, to the recipient. Consequently, we do not receive a tax deduction. For stock options that do not qualify as incentive stock options, we are entitled to a tax deduction in the year in which the stock options are exercised equal to the spread between the exercise price and the fair market value of the stock for which the stock option was exercised. The holders of the non-qualified stock options are generally taxed on this same amount in the year of exercise.

Named Executive Officer Compensation

President and Chief Executive Officer. On December 31, 2005, we entered into an employment agreement with Ms. Page as our President and Chief Executive Officer. Under the terms of her original employment agreement, Ms. Page had an initial base salary of

$350,000, as adjusted by the Board of Directors from time to time; was eligible for a bonus of up to 50% of her base salary that is based on the achievement of reasonable performance-related goals as determined by the Board of Directors; had an initial option grant to purchase 40,000 shares of our common stock at $9.00 per share; and had an annual car allowance of $10,000. On November 18, 2008, Ms. Page’s employment agreement was amended and restated to reflect an annual base salary of $364,000 and to comply with (or be exempted from) the applicable requirements of Section 409A of the Code. Ms. Page’s employment with us was for an unspecified duration and constituted “at-will” employment. At the option of either Ms. Page or us, with or without notice, the employment relationship may be terminated at any time, with or without cause (as defined in the employment agreement) or for any or no cause. If we terminate Ms. Page’s employment for reasons other than for cause, or if Ms. Page terminates her employment for good reason (as defined in the employment agreement), Ms. Page, upon executing a release of claims in favor of us will be entitled to receive (i) continued payment of base salary for a period of 12 months, (ii) immediate vesting of 24-months of any options previously granted by us in addition to a 24-month period after termination to exercise any or all of her vested options to purchase our common stock; and (iii) continued health and dental benefits paid by us until the earlier of 12 months after termination or the time that Ms. Page obtains employment with reasonably comparable or better health and dental benefits. Additionally, if Ms. Page’s employment is terminated by us for reasons other than for cause or by her for good reason within the 12-month period following a change in control (as defined in the employment agreement), Ms. Page will receive (i) continued payment of base salary for a period of 12 months, (ii) immediate 100% vesting of any then unvested options previously granted by us in addition to a period after termination at the discretion of us to exercise any or all of her vested options to purchase our common stock; and (iii) continued health and dental benefits paid by us until the earlier of 12 months after termination or the time that Ms. Page obtains employment with reasonably comparable or better health and dental benefits. Ms. Page’s employment agreement also contains a “non-solicitation” clause, which provides that, in the event that Ms. Page’s employment is terminated, she is prohibited from directly or indirectly soliciting or encouraging any employee or contractor of us or our affiliates to terminate employment with or cease providing services to us or our affiliates; and prohibited from soliciting or interfering with any person engaged by us as a collaborator, partner, licensor, licensee, vendor, supplier, customer or client to our detriment. On September 28, 2010, Ms. Page’s employment agreement was further amended and restated to increase her annual base salary from $364,000 to $385,000.

Vice President and Chief Financial Officer.

On April 19, 2010, we entered into an employment agreement with Ms. Gardiner as our Vice President and Chief Financial Officer. Pursuant to the terms of the employment agreement, we paid Ms. Gardiner an annual salary of $240,000. She was eligible for a bonus of up to 40% of her base salary for achievement of reasonable performance-related goals defined by our Chief Executive Officer or the Board of Directors. In the event Ms. Gardiner was terminated without cause or for good reason (as defined in the employment agreement), she would have been entitled to receive (i) continued payment of base salary for a period of 6 months, (ii) immediate vesting of 24-months of any options previously granted by us in addition to a 24-month period after termination to exercise any or all of her vested options to purchase our common stock; and (iii) continued health and dental benefits paid by the Company until the earlier of 6 month after termination or the time that Ms. Gardiner obtained employment with reasonably comparable or better health and dental benefits. Additionally, if Ms. Gardiner’s employment had been terminated without cause or for good reason within the 12-month period following a change in control (as defined in the employment agreement), then, in addition to the three severance obligations due to Ms. Gardiner as described above, 50% of any then-unvested options previously granted by us to Ms. Gardiner would have vested upon the date of such termination, and the period of time for their exercise would have been at our discretion.

On October 5, 2011, Ms. Gardiner announced her resignation as our Vice President and Chief Financial Officer, effective October 21, 2011. Due to her resignation, all of her stock options have expired and no severance amounts became due to Ms. Gardiner pursuant to her employment agreement.

Senior Vice President and Chief Science Officer.

On September 28, 2010, we entered into an employment agreement with Dr. Fung as our Senior Vice President, Chief Science Officer. Pursuant to the terms of the employment agreement, we paid Dr. Fung an annual salary of $275,000. He was eligible for a bonus of up to 50% of his base salary for achievement of reasonable performance-related goals defined by our Chief Executive Officer or the Board of Directors. In the event Dr. Fung was terminated without cause or for good reason (as defined in the employment agreement), he would have been entitled to receive (i) continued payment of base salary for a period of 9 months, (ii) immediate vesting of 24-months of any options previously granted by us in addition to a 24-month period after termination to exercise any or all of his vested options to purchase our common stock; and (iii) continued health and dental benefits paid by us until the earlier of 9 months after termination or the time that Dr. Fung obtained employment with reasonably comparable or better health and dental benefits. Additionally, if Dr. Fung’s employment had been terminated without cause or for good reason within the 12-month period following a change in control (as defined in the employment agreement), then, in addition to the three severance obligations due to Dr. Fung as described above, 50% of any then-unvested options previously granted us to Dr. Fung would have vested upon the date of such termination, and the period of time for their exercise would have been at our discretion.

On November 2, 2011, we entered into a consulting agreement with Dr. Fung, effective on November 4, 2011. Pursuant to the terms of the consulting agreement, Dr. Fung will continue to serve as our Chief Medical Officer and a member of the Company’s Scientific Advisory Board. In lieu of Dr. Fung’s prior compensation, the Company will pay Dr. Fung at the rate of $145 per hour. The Company will also pay Dr. Fung at the rate of $2,500 per quarter for services provided by him as a member of the Company’s Scientific Advisory Board.

Other Named Executive Officers.

Other Named Executive Officers entered into offer letters with the Company, whereby their employment with the Company was for an unspecified duration and constituted “at-will” employment, allowed them by notifying the Company or the Company with or without notice to terminate their employment with the Company at any time and for any reason whatsoever. Accordingly, upon a termination, the other Named Executive Officers would receive their accrued salary, earned bonus, unreimbursed expenses and other entitlements to the date of termination, unless the Compensation Committee determined to provide additional severance payments. In addition to their initial base salaries and initial option grant to purchase shares of our common stock, other Named Executive Officers were eligible for a bonus as a percentage of their base salary based on the achievement of reasonable performance-related goals as determined by the Board of Directors.

On April 4, 2012, we entered into an employment agreement with Eric J. Schoen, effective April 4, 2012. Pursuant to the terms of the employment agreement between the Company and Mr. Schoen, the Company will pay Mr. Schoen an annual base salary of $160,000. Mr. Schoen will be eligible for a bonus of up to 30% of his base salary for achievement of reasonable performance-related goals and milestones. In the event Mr. Schoen is terminated without cause or for good reason (as these terms are defined in the employment agreement), he is entitled to receive: (i) continued payment of his base salary as then in effect for a period of nine months following the date of termination; (ii) immediate vesting of 50% of any unvested options previously granted by the Company to him, in addition to a 24-month period after termination to exercise any and all of his vested options to purchase the Company’s common stock; and (iii) continued health and dental benefits paid by the Company until the earlier of nine months after termination or the time that Mr. Schoen obtains employment with reasonably comparable or better health and dental benefits. Additionally, if Mr. Schoen’s employment is terminated without cause or for good reason within the 12-month period following a change of control (as the term is defined in the employment agreement), then, in addition to the severance obligations due to Mr. Schoen as described above, 50% of any then-unvested options previously granted by the Company will vest upon the date of such termination.

On April 4, 2012, we entered into an employment agreement with William Creech, effective April 4, 2012. Pursuant to the terms of the employment agreement between the Company and Mr. Creech, the Company will pay Mr. Creech an annual base salary of $225,000. Mr. Creech will be eligible for a bonus of up to 40% of his base salary for achievement of reasonable performance-related goals and milestones. In the event Mr. Creech is terminated without cause or for good reason (as these terms are defined in the employment agreement), he is entitled to receive: (i) continued payment of his base salary as then in effect for a period of nine months following the date of termination; (ii) immediate vesting of 50% of any unvested options previously granted by the Company to him, in addition to a 24-month period after termination to exercise any and all of his vested options to purchase the Company’s common stock; and (iii) continued health and dental benefits paid by the Company until the earlier of nine months after termination or the time that Mr. Creech obtains employment with reasonably comparable or better health and dental benefits. Additionally, if Mr. Creech’s employment is terminated without cause or for good reason within the 12-month period following a change of control (as the term is defined in the employment agreement), then, in addition to the severance obligations due to Mr. Creech as described above, 50% of any then-unvested options previously granted by the Company will vest upon the date of such termination.

Compensation for the Named Executive Officers in 2011 and 2010

The compensation earned by the Named Executive Officers for the years ended December 31, 2011 and 2010 was as follows:

	$000,00	$000,00	$000,00	$000,00		$000,00	$000,00	$000,00	$000,00		$000,00
Name and Principal Position	Year	Salary	Bonus	Stock Award(1)		Option Awards	Non-Equity Incentive Plan(2)	Nonqualified Deferred Compensation Earnings	All Other Compensation(11)		Total
Gail S. Page	2011	$385,000	$—	$1,085,946	(3)	$76,726	$57,750	$—	$22,281	(4)	$1,627,703
Director, President and Chief Executive Officer	2010	346,699	—	2,981,400	(3)	195,697	179,127	—	3,024,231	(4)	6,727,154
Sandra A. Gardiner	2011	224,793	—	17,763		125,410	—	—	476		368,442
Vice President and Chief Financial Officer	2010	150,334	—	—		68,502	66,370	—	—		285,206

Name and Principal Position	Year	Salary	Bonus	Stock Award(1)		Option Awards	Non-Equity Incentive Plan(2)	Nonqualified Deferred Compensation Earnings	All Other Compensation(11)		Total
Eric T. Fung, M.D., Ph.D.	2011	256,870	—	67,122		533,283	—	—	6,325	(5)	863,600
Senior Vice President and Chief Science Officer	2010	252,417	—	88,184	(6)	836,030	129,437	—	11,000	(7)	1,317,068
William Creech	2011	214,236	—	21,686		56,705	27,000	—	7,400	(8)	327,027
Vice President of Sales and Marketing	2010	146,798	—	—		32,194	49,421	—	6,000	(9)	234,413
Ashish Kohli, CFA	2011	240,000	—	7,590		29,382	28,800		572		306,344
Vice President of Corporate Strategy	2010	61,042	—	—		5,879	18,889	—	41,865	(10)	127,675

(1)	Represents non-cash, equity-related compensation. More information regarding these awards is included the Compensation Discussion and Analysis as well as in Note 10 to our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission dated March 27, 2012.
(2)	Amount represents performance bonus for fiscal years 2011 and 2010.
(3)	Represents non-cash, equity-related compensation determined as of the date of grant for restricted stock awards pursuant to the Debtor’s Incentive Plan and included in the Company’s financial statements for 2011 and 2010. Because the fair value of the Company’s common stock fell significantly from the date of grant to the date of issuance, the taxable income related to these restricted stock awards was significantly lower than the amounts included in our financial statements. In the Company’s 2011 Proxy Statement, the amount included in the Compensation Table was the taxable income reported also in the 2011 “Options Exercised and Stock Vested” table, rather than the non-cash, equity related compensation included herein. In 2011, includes $993,780 from Debtor’s Incentive Plan and $92,166 for 2011 Restricted Stock Awards.
(4)	In 2011, represents tax gross-up payments on stock awards of $21,709 and $572 for insurance premiums. In 2010, includes Debtor Incentive Plan cash distribution of $3,000,000, consulting income of $23,660 and Cobra payment of $571.
(5)	Includes Dr. Fung’s consulting income of $5,825.
(6)	Represents Dr. Fung’s restricted stock awards pursuant to our emergence from bankruptcy.
(7)	Represents Dr. Fung’s consulting income.
(8)	Includes Mr. Creech’s car allowance of $6,900.
(9)	Represents Mr. Creech’s car allowance.
(10)	Represents Mr. Kohli’s consulting income.
(11)	All Other Compensation also includes Company paid insurance premiums of less than $1,000.

The outstanding equity awards held by the Named Executive Officers as of December 31, 2011, were as follows:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options – Exercisable	Number of Securities Underlying Unexercised Options – Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unearned Options	Option Exercise Price	Option Expiration Date(1)	Number of Shares or Units of Stock that have not Vested	Market Value of Shares or Units of Stock that have not Vested(2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that have not Vested
Gail S. Page
	—	—	—	$—		63,750	$74,588	—	—
	106,770	18,230	—	2.30	7/17/2018	—	—	—	—
	35,999	—	—	14.70	4/25/2017	—	—	—	—
	25,000	—	—	12.00	6/6/2016	—	—	—	—
	39,999	—	—	9.00	12/19/2015	—	—	—	—
	12,500	—	—	21.90	8/4/2015	—	—	—	—
	9,999	—	—	29.60	2/8/2015	—	—	—	—
	24,998	—	—	92.70	1/7/2014	—	—	—	—
Eric T. Fung, M.D., Ph.D.
	—	—	—	—	—	30,750	$35,978	—	—
	42,188	32,812	—	28.65	3/18/2020	—	—	—	—
	34,166	5,834	—	2.30	7/17/2018	—	—	—	—
	23,999	—	—	14.70	4/25/2017	—	—	—	—
	7,500	—	—	12.00	6/6/2016	—	—	—	—
	999	—	—	9.00	12/19/2015	—	—	—	—
	2,000	—	—	21.90	8/4/2015	—	—	—	—
	2,999	—	—	18.00	4/5/2015	—	—	—	—
	999	—	—	37.00	9/15/2014	—	—	—	—
	2,499	—	—	74.70	6/3/2014	—	—	—	—
	1,999	—	—	86.40	4/1/2014	—	—	—	—
	1,000	—	—	96.00	6/5/2013	—	—	—	—
	1,500	—	—	43.50	2/13/2013	—	—	—	—
	500	—	—	45.30	6/6/2012	—	—	—	—
Sandra A. Gardiner	—	—	—	—	—	—	—	—	—
William Creech	—	—	—	—	—	15,000	$17,550	—	—

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options – Exercisable	Number of Securities Underlying Unexercised Options – Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unearned Options	Option Exercise Price	Option Expiration Date(1)	Number of Shares or Units of Stock that have not Vested	Market Value of Shares or Units of Stock that have not Vested(2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that have not Vested
	4,373	5,627	—	28.65	3/18/2020		—	—	—
Ashish Kohli, CFA	—	—	—	—	—	5,250	$6,143	—	—
	9,375	20,625	—	5.52	9/29/2020	—	—	—	—

(1)	Stock options vest ratably on a monthly basis either over a 24 month, 48 month or 60 month period, commencing on the date of the grant, or over four years as follows: 25% of the shares vest one year following the vesting commencement date, with the remaining 75% vesting in equal monthly installments over the next three years. Each option expires 10 years after the date of the grant or, in the case of an incentive stock option, such shorter term as may be provided in the applicable agreement.
(2)	The fair value of our common stock as of December 31, 2011 was $1.17 per share.

Potential Payments Upon Termination

Due to their resignations, no termination fees were paid to each of Sandra A. Gardiner, Eric T. Fung, M.D., Ph.D. and Ashish Kohli. The following table set forth amounts payable to the other two Named Executive Officers, should he or she be terminated, as of December 31, 2011:

Name	Termination Scenario	Continued Payment of Base Salary	Immediate Vesting of Stock Options(3)	Health and Dental Insurance Benefits(4)
Gail S. Page	Termination(1)	$385,000	—	$11,677
	Within 12 Months After Change-in Control(2)	385,000	—	11,677
	For cause	—	—	—
William Creech	Termination(1)	—	—	—
	Within 12 Months After Change-in Control(2)	—	—	—
	For cause	—	—	—

(1)	Termination includes the following separation scenarios: resignation, retirement and involuntary termination not for cause (in all cases, assuming the executive is not entering into competitive or other activity detrimental to us).
(2)	Termination of employment by us for reasons other than for cause or by Named Executive Officers for good reason within the 12-month period following a change in control (as defined in the respective employment agreements).
(3)	Assumes each Named Executive Officer exercised all vested, in-the-money options at $1.17 (the December 31, 2011 closing price of our common stock). These amounts are in addition to the existing value of options vested at December 31, 2011.
(4)	Assumes each Named Executive Officer does not obtain employment with reasonably comparable or better health and dental benefits within the time period specified in the respective employment agreements.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information known to us regarding beneficial ownership of our common stock as of March 31, 2012, by (1) each person known by us to be the beneficial owner of five percent or more of the outstanding shares of the common stock, (2) each director as of March 31, 2012, (3) each Named Executive Officer as of December 31, 2011, and (4) all directors and executive officers as of March 31, 2012 as a group. All shares are subject to the named person’s sole voting and investment power except where otherwise indicated. Unless otherwise noted below, the address of each beneficial owner listed in the table is c/o Vermillion, Inc., 12117 Bee Caves Road, Building Three, Suite 100, Austin, TX 78738.

Beneficial ownership is determined in accordance with Rule 13d-3(d)(1) under the Exchange Act. Shares of common stock, which are issued and outstanding, are deemed to be beneficially owned by any person who has or shares voting or investment power with respect to such shares. Shares of common stock which are issuable upon exercise of options or warrants are deemed to be issued and outstanding and beneficially owned by any person who has or shares voting or investment power over such shares only if the options or warrants in question are exercisable within 60 days of March 31, 2012, and, in any event, solely for purposes of calculating that person’s percentage ownership of the common stock (and not for purposes of calculating the percentage ownership of any other person).

The number of shares of common stock deemed outstanding and used in the denominator for determining percentage ownership for each person equals (i) 14,921,913 shares of common stock outstanding as of March 31, 2012, plus (ii) such number of shares of common stock as are issuable pursuant to RSUs, options, warrants or convertible securities held by that person (and excluding RSUs, options, warrants and convertible securities held by other persons) which may be exercised within 60 days of March 31, 2012.

Name and Address of Beneficial Owner	Number of Common Stock Shares Beneficially Owned	Percentage of Outstanding Shares Beneficially Owned
Beneficial Owners more than 5%:
Quest Diagnostics Incorporated(1) 1290 Wall Street West Lyndhurst, NJ 07071	1,050,071	6.96%
Directors and Named Executive Officers:
James S. Burns(2)	129,108	*
John F. Hamilton(3)	118,708	*
Bruce A. Huebner	40,427	*
Peter S. Roddy	33,700	*
Carl Severinghaus	27,500	*
Paul R. Sohmer, M.D.	—	*
William C. Wallen, Ph.D.	41,200	*
Gail S. Page(4)	442,082	2.91%
Eric T. Fung, M.D., Ph.D.(5)	159,464	1.06%
Sandra A. Gardiner	4,000	*
William Creech(6)	23,273	*
Ashish Kohli, CFA(7)	20,708	*
All Directors and Executive Officers as a Group (11 persons) (8)	886,881	5.80%

*	Less than 1%.
(1)	Includes 190,476 shares issuable pursuant to warrants exercisable within 60 days of March 31, 2012. Quest Diagnostics Incorporated is a publicly-held company. Quest Diagnostics Incorporated’s executive officers are responsible for running the business of the company and thus, exercise voting and investment control over the shares and warrants owned by Quest Diagnostics Incorporated.

(2)	Includes 40,400 shares issuable upon exercise of options exercisable within 60 days of March 31, 2012.
(3)	Includes 30,000 shares issuable upon exercise of options exercisable within 60 days of March 31, 2012.
(4)	Includes 273,841 shares issuable upon exercise of options exercisable within 60 days of March 31, 2012.
(5)	Includes 134,327 shares issuable upon exercise of options exercisable within 60 days of March 31, 2012.
(6)	Includes 8,192 shares issuable upon exercise of options exercisable within 60 days of March 31, 2012.
(7)	Includes 11,875 shares issuable upon exercise of options exercisable within 60 days of March 31, 2012.
(8)	The group includes James S. Burns, John F. Hamilton, Bruce A. Huebner, Peter S. Roddy, Carl Severinghaus, Paul R. Sohmer, M.D., William C. Wallen, Ph.D., Gail S. Page, Eric J. Schoen, Donald G. Munroe and William Creech.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

For the years ended December 31, 2011, we did not engage in nor are we currently proposed to engage in any transaction or series of similar transactions to which we were or are to be a party in, which the amount involved exceeds $120,000 and in which any director, executive officer, holder of more than 5% of our common stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest other than (1) compensation agreements and other arrangements, which are described in “Executive Compensation,” and (2) the transactions described below.

Relationship with Quest Diagnostics Incorporated

Quest Diagnostics Incorporated (“Quest Diagnostics”) is a significant stockholder of Vermillion. On July 22, 2005, we entered into a strategic alliance agreement (the “Strategic Alliance Agreement”) with Quest Diagnostics to develop and commercialize up to three diagnostic tests from our product pipeline (the “Strategic Alliance”). The Strategic Alliance Agreement was set to expire on the earlier of (i) the three-year anniversary of the agreement, which was July 22, 2008, and (ii) the date on which Quest Diagnostics commercializes three diagnostic tests. On July 21, 2008, Vermillion and Quest Diagnostics amended the Strategic Alliance Agreement to extend the term of the agreement to end on the earlier of (i) September 1, 2008 and (ii) the date on which Quest Diagnostics commercializes the three diagnostic tests. On October 24, 2008, Vermillion and Quest Diagnostics amended the Strategic Alliance Agreement to extend the term of the agreement to end on the earlier of (i) September 1, 2009 and (ii) the date on which Quest Diagnostics makes its third development election. On October 7, 2009, Vermillion and Quest Diagnostics amended the strategic alliance agreement to extend the term of the agreement to end on the earlier of (i) October 7, 2012 and (ii) the date on which Quest Diagnostics commercializes the three diagnostic tests. To date, Quest Diagnostics has selected only two diagnostic tests, which are the peripheral artery disease (“PAD”) blood test (“VASCLIR™”) and the OVA1™ ovarian tumor triage test, to commercialize. Pursuant to the Amended Strategic Alliance Agreement, Quest Diagnostics will have the non-exclusive right to commercialize each of these tests on a worldwide basis, with exclusive commercialization rights in each restricted territory, as the term is defined in the Amended Strategic Alliance Agreement, beginning on the date each test is first commercialized and ending on the third anniversary of the date that such test is cleared or approved by the United States Food and Drug Administration (“FDA”). As part of the Strategic Alliance, there is a royalty arrangement under which Quest Diagnostics will pay royalties to us based on fees earned by Quest Diagnostics for applicable diagnostic services, and we will pay royalties to Quest Diagnostics based on our revenue from applicable diagnostic products. On November 10, 2010, we entered into Amendment No. 4 to the Strategic Alliance Agreement with Quest Diagnostics. Pursuant to this Amendment, Quest Diagnostics will have the exclusive right to commercialize OVA1 for up to three additional years from the period as specified in the Strategic Alliance Agreement. The Amendment also establishes royalties, fees, and other payments related to the performance of OVA1. Quest Diagnostics will pay us a fixed payment of $50 for each domestic OVA1 performed, as well as 33% of its “gross margin,” as the term is defined in the Amendment.

On April 2, 2011, we entered into Amendment No. 5 to the Strategic Alliance Agreement (“Amendment No. 5”) with Quest Diagnostics and Quest Diagnostic India Private Limited (“Quest Diagnostics India”). Pursuant to Amendment No. 5, Quest Diagnostics India will have the exclusive right to commercialize OVA1 in India for a certain period of time, as specified in the Strategic Alliance Agreement, as amended.

Directors and Executive Officers

On June 17, 2011, we entered into a consulting agreement with Bruce A. Huebner. Pursuant to the terms of the consulting agreement, Mr. Huebner will provide consulting services regarding market assessment and sales development for us and will be paid $200 per hour. For 2011, the total amount of consulting fee expense for Mr. Huebner was $9,200.

On November 2, 2011, we entered into a consulting agreement with Eric T. Fung, M.D., Ph.D., effective on November 4, 2011. Pursuant to the terms of the consulting agreement, Dr. Fung will continue to serve as our Chief Medical Officer and a member of our Scientific Advisory Board. In lieu of Dr. Fung’s prior compensation, we will pay Dr. Fung at the rate of $145 per hour. We will also pay Dr. Fung at the rate of $2,500 per quarter for services provided by him as a member of our Scientific Advisory Board.

On March 1, 2012, we entered into a consulting agreement with Ashish Kohli. Pursuant to the term of the consulting agreement, Mr. Kohli will provide consulting services and will be paid $150 per hour.

We have entered into indemnification agreements with each of our directors and executive officers, which require us to indemnify our directors and officers to the fullest extent permitted by law in the State of Delaware.

Review and Approval of Transactions with Related Persons

Our written corporate governance guidelines require all members of the Board of Directors to inform the Audit Committee of the Board of Directors of all types of transactions between themselves (directly or indirectly) and the Company, prior to their conclusion, even if such transactions are in the ordinary course of business. The Audit Committee reviews and approves all related party transactions for which Audit Committee approval is required by NASDAQ Listing Rules and other applicable laws. The guidelines also provide that the Board of Directors should ensure that there is no abuse of corporate assets or unlawful related party transactions. Our corporate governance guidelines are posted under the Investor Relations section of our website at http://www.vermillion.com.

Independence of the Board of Directors

After review of all relevant transactions or relationships between each Director, or any of his/her family members, and the Company, our senior management and its independent registered public accounting firm, the Board has affirmatively determined that all of our directors other than Ms. Gail Page are independent directors, as the term is currently defined under NASDAQ Listing Rule 5605(a)(2).

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees and Non-Audit Fees

The following is a summary of the fees and services provided by PricewaterhouseCoopers LLP for fiscal years 2011 and 2010.

	2011	2010
Audit fees	$298,786	$1,127,304	(1)
Audit-related fees	—	—
Tax fees	—	—
All other fees (2)	25,971	62,619
Total	$324,757	$1,189,923

(1)	The aggregate fees billed for professional services rendered for the integrated audit of our annual financial statements, including the review of the financial statements included in Vermillion’s Quarterly Reports on Form 10-Q, for the fiscal year ended December 31, 2010 was $499,017. This amount also included the testing of our internal control over financial reporting pursuant to Section 404(a) of the Sarbanes-Oxley Act of 2002 for that fiscal year. The aggregate fees billed for professional services rendered for the audits of our annual financial statements for the fiscal years ended December 31, 2009 and 2008, including the reviews of the financial statements included in our Quarterly Reports on Form 10-Q for those fiscal years were $628,287.
(2)	Fees billed for other services for 2011 related to the review of our secondary offering filing on Form S-1 and $1,982 for a subscription to the Comperio online research tool. Fees billed for other services for 2010 related to the review of our secondary offering filing on Form S-1 and review of our responses to a Comment Letter from the SEC.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	LIST OF DOCUMENTS FILED AS PART OF THIS REPORT:

1.	Financial Statements

The financial statements and notes thereto, and the report of the independent registered public accounting firm thereon, are set forth on pages F-1 through F-31 of the Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 27, 2012.

2.	Exhibits

The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Amendment No. 1 to the Annual Report on Form 10-K/A.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vermillion, Inc.

Date: April 27, 2012	/s/ Gail S. Page
Gail S. Page
President and Chief Executive Officer (Principal Executive Officer)

Date: April 27, 2012	/s/ Eric J. Schoen
Eric J. Schoen
Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Gail S. Page Gail S. Page	President and Chief Executive Officer (Principal Executive Officer)	April 27, 2012

/s/ Eric J. Schoen Eric J. Schoen	Chief Accounting Officer (Principal Financial Officer)	April 27, 2012

/s/ James S. Burns James S. Burns	Chairman of the Board of Directors	April 27, 2012

/s/ John F. Hamilton John F. Hamilton	Director	April 27, 2012

/s/ Bruce A. Huebner Bruce A. Huebner	Director	April 27, 2012

/s/ Peter S. Roddy Peter S. Roddy	Director	April 27, 2012

/s/ Carl Severinghaus Carl Severinghaus	Director	April 27, 2012

/s/ William C. Wallen, Ph.D. William C. Wallen, Ph.D.	Director	April 27, 2012

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
2.1	Findings of Fact, Conclusions of Law and Order Confirming Debtor’s (Vermillion Inc.’s) Second Amended Plan of Reorganization Under Chapter 11 of the Bankruptcy Code dated January 7, 2010	8-K	000-31617	2.1	January 12, 2010

3.1	Fourth Amended and Restated Certificate of Incorporation of Vermillion, Inc. dated January 22, 2010	8-K	000-31617	3.1	January 25, 2010

3.2	Third Amended and Restated Bylaws of Vermillion, Inc.	10-K	000-34810	3.2	March 27, 2012

4.1	Form of Vermillion, Inc.’s (formerly Ciphergen Biosystems, Inc.) Common Stock Certificate	S-1/A	333-32812	4.1	August 24, 2000

4.2	Preferred Shares Rights Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Continental Stock Transfer & Trust Company dated March 20, 2002	8-A	000-31617	4.2	March 21, 2002

4.3	Amendment to Rights Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Wells Fargo Bank, N.A. dated July 22, 2005	8-K	000-31617	4.4	July 28, 2005

4.4	Second Amendment to Rights Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Wells Fargo Bank, N.A. dated September 30, 2005	8-K	000-31617	4.5	October 4, 2005

4.5	Third Amendment to Rights Agreement between Vermillion, Inc. and Wells Fargo Bank, N.A., dated September 11, 2007	8-K	000-31617	10.1	September 12, 2007

10.1	1993 Stock Option Plan #	S-1	333-32812	10.3	March 20, 2000

10.2	Form of Stock Option Agreement #	S-1/A	333-32812	10.4	August 24, 2000

10.3	2000 Stock Plan and related form of Stock Option Agreement #	S-1/A	333-32812	10.5	August 4, 2000

10.4	Amended and Restated 2000 Employee Stock Purchase Plan #	10-Q	000-31617	10.6	November 14, 2007

10.5	Vermillion, Inc. 2010 Stock Incentive Plan #	8-K	000-31617	10.1	February 12, 2010

10.6	Ciphergen Biosystems, Inc. 401(k) Plan #	10-K	000-31617	10.7	March 22, 2005

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
10.7	Securities Purchase Agreement by and among Vermillion, Inc. and the purchasers party thereto dated August 23, 2007	S-1	333-146354	10.57	September 27, 2007

10.8	Form of Warrant	10-Q	000-31617	10.51	November 14, 2007

10.9	Form of Securities Purchase Agreement between Vermillion, Inc. and the purchasers party thereto dated December 24, 2009	8-K	000-31617	10.1	December 29, 2009

10.10	Employment Agreement between Sandra A. Gardiner and Vermillion, Inc. dated April 9, 2010 #	8-K	000-31617	10.1	April 22, 2010

10.11	Employment Agreement between Gail S. Page and Vermillion, Inc. dated September 28, 2010 #	8-K	000-34810	10.1	September 30, 2010

10.12	Employment Agreement between Eric T. Fung and Vermillion, Inc. dated September 28, 2010 #	8-K	000-34810	10.2	September 30, 2010

10.13	Form of Severance Agreement between key executive employees and Vermillion, Inc. #	8-K	000-31617	10.1	August 29, 2008

10.14	Form of Proprietary Information Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and certain of its employees #	S-1/A	333-32812	10.9	August 24, 2000

10.15	Consulting Agreement between Richard G. Taylor and Vermillion, Inc. dated August 26, 2008 #	8-K	000-31617	10.1	August 29, 2008

10.16	MAS License Agreement with IllumeSys Pacific, Inc. dated April 7, 1997	S-1/A	333-32812	10.23	August 24, 2000

10.17	MAS License Agreement with Ciphergen Technologies, Inc. (formerly ISP Acquisition Corporation) dated April 7, 1997	S-1	333-32812	10.24	August 24, 2000

10.18	Settlement Agreement and Mutual General Release by and among Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.), IllumeSys Pacific, Inc., Ciphergen Technologies, Inc., Molecular Analytical Systems, Inc., LumiCyte, Inc. and T. William Hutchens dated May 28, 2003 †	8-K	000-31617	99.2	June 11, 2003

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
10.19	Assignment Agreement by and among Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.), IllumeSys Pacific, Inc., Ciphergen Technologies, Inc., Molecular Analytical Systems, Inc., LumiCyte, Inc. and T. William Hutchens dated May 28, 2003 †	8-K	000-31617	99.3	June 11, 2003

10.20	License Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Molecular Analytical Systems, Inc. dated May 28, 2003 †	8-K	000-31617	99.4	June 11, 2003

10.21	Collaborative Research Agreement between University College London, UCL Biomedica plc and Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) dated September 22, 2005 †	10-K	000-31617	10.54	March 17, 2006

10.22	Distribution and Marketing Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Ciphergen Biosystems KK dated March 24, 1999	S-1/A	333-32812	10.26	September 22, 2000

10.23	Strategic Alliance Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Quest Diagnostics Incorporated dated July 22, 2005	8-K	000-31617	10.44	July 28, 2005

10.24	Amendment to Strategic Alliance Agreement between Vermillion, Inc. and Quest Diagnostics Incorporated dated October 7, 2009	8-K	000-31617	10.2	October 21, 2009

10.25	Amendment to Strategic Alliance Agreement between Vermillion, Inc. and Quest Diagnostics Incorporated dated November 10, 2010	8-K	000-34810	10.1	November 12, 2010

10.26	Amendment No. 5 to Strategic Alliance Agreement by and among Vermillion, Inc. and Quest Diagnostics Incorporated and Quest Diagnostics India Private Limited, dated April 2, 2011†	10-Q	001-34810	10.1	May 10, 2011

10.27	Stock Purchase Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Quest Diagnostics Incorporated dated July 22, 2005	8-K	000-31617	10.45	July 28, 2005

10.28	Warrant between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Quest Diagnostics Incorporated dated July 22, 2005	8-K	000-31617	10.46	July 22, 2005

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
10.29	Amendment to Warrant between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Quest Diagnostics Incorporated dated August 29, 2007	8-K	000-31617	10.2	August 29, 2007

10.30	Letter Agreement between Vermillion, Inc. and Quest Diagnostics Incorporated dated August 29, 2007	S-1	333-146354	10.38	September 27, 2007

10.31	Credit Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Quest Diagnostics Incorporated dated July 22, 2005	8-K	000-31617	10.47	July 28, 2005

10.32	Debtor-In-Possession Credit and Security Agreement between Vermillion, Inc. and Quest Diagnostics Incorporated dated October 7, 2009	8-K	000-31617	10.1	October 21, 2009

10.33	Memorialization Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Quest Diagnostics Incorporated dated January 12, 2006	S-1	333-146354	10.40	September 27, 2007

10.34	Patent Security Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Quest Diagnostics Incorporated dated July 22, 2005	8-K	000-31617	10.48	July 28, 2005

10.35	Asset Purchase Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Bio-Rad Laboratories, Inc. dated August 14, 2006	14a	000-31617	Annex A	September 12, 2006

10.36	Amendment to Asset Purchase Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Bio-Rad Laboratories, Inc. dated November 13, 2006	S-1	333-146354	10.47	September 27, 2007

10.37	Stock Purchase Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Bio-Rad Laboratories, Inc. dated November 13, 2006	S-1	333-146354	10.48	September 27, 2007

10.38	Transition Services Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Bio-Rad Laboratories, Inc. dated November 13, 2006 †	S-1/A	333-146354	10.53	November 27, 2007

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
10.39	Amendment No. 1 to Transition Services Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Bio-Rad Laboratories, Inc. dated May 11, 2007	S-1	333-146354	10.50	September 27, 2007

10.40	Amendment No. 2 to Transition Services Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Bio-Rad Laboratories, Inc. dated June 15, 2007	S-1	333-146354	10.51	September 27, 2007

10.41	Manufacture and Supply Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Bio-Rad Laboratories, Inc. dated November 13, 2006 †	S-1/A	333-146354	10.56	November 27, 2007

10.42	Amendment No. 1 to Manufacture and Supply Agreement between Vermillion, Inc. and Bio-Rad Laboratories, Inc. dated August 27, 2007	S-1	333-146354	10.53	September 27, 2007

10.43	Cross License Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Bio-Rad Laboratories, Inc. dated November 13, 2006 †	S-1/A	333-146354	10.58	November 27, 2007

10.44	Sublicense Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Bio-Rad Laboratories, Inc. dated November 13, 2006	S-1	333-146354	10.13	September 27, 2007

10.45	Letter Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Bio-Rad Laboratories, Inc. dated November 13, 2006	S-1	333-146354	10.55	September 27, 2007

10.46	Sublease Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Bio-Rad Laboratories, Inc. dated November 13, 2006 †	S-1/A	333-146354	10.60	November 27, 2007

10.47	Exclusive Distribution Agreement between Vermillion, Inc. and Pronto Diagnostics Ltd., dated August 1, 2011†	10-Q	001-34810	10.1	August 9, 2011

10.48	Consulting Agreement between Vermillion, Inc. and Bruce A. Huebner, dated June 17, 2011#	10-Q	001-34810	10.2	August 9, 2011

10.49	Consulting Agreement between Vermillion, Inc. and Eric T. Fung, dated November 4, 2011#	10-Q	001-34810	10.1	November 9, 2011

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
10.50	Asset Purchase Agreement between Vermillion, Inc. and Correlogic Systems, Inc., dated November 8, 2011	10-K	000-34810	10.50	March 27, 2012

10.51	Settlement Agreement and Release between Vermillion, Inc. and a third party, dated February 9, 2012††	10-K	000-34810	10.51	March 27, 2012

10.52	Employment Agreement between Vermillion, Inc. and Eric J. Schoen, dated April 4, 2012#	8-K	000-34810	10.1	April 10, 2012

10.53	Employment Agreement between Vermillion, Inc. and William Creech, dated April 4, 2012#	8-K	000-34810	10.2	April 10, 2012

14.1	Code of Ethics	8-K	001-34810	14.1	December 7, 2010

21.0	Subsidiaries of Registrant	10-K	001-34810	21.0	March 27, 2012

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm	10-K	001-34810	23.1	March 27, 2012

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					✓

31.2	Certification of the Chief AccountingOfficer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					✓

32.0	Certification of the Chief Executive Officer and Chief AccountingOfficer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					(1)

101.INS	XBRL Instance Document	10-K	001-34810	101	March 27, 2012

101.SCH	XBRL Taxonomy Extension Schema Document	10-K	001-34810	101	March 27, 2012

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	10-K	001-34810	101	March 27, 2012

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	10-K	001-34810	101	March 27, 2012

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	10-K	001-34810	101	March 27, 2012

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	10-K	001-34810	101	March 27, 2012

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