Form 10-Q
period 2012-03-31
VERMILLION, INC.
filed 2012-05-15
CIK 926617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2012.

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

As of April 30, 2012, the Registrant had 14,921,913 shares of common stock, par value $0.001 per share, outstanding.

VERMILLION, INC.

FORM 10-Q

Vermillion, OVA1, OvaCalc, OvaCheck, OVA2 and VASCLIR are registered trademarks of Vermillion, Inc. ProteinChip is a registered trademark of Bio-Rad Laboratories, Inc.

PART I - FINANCIAL INFORMATION

ITEM 1.	UNAUDITED FINANCIAL STATEMENTS

Vermillion, Inc.

Consolidated Balance Sheets

(Amounts in Thousands, Except Share and Par Value Amounts)

(Unaudited)

	March 31,	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$19,850	$22,477
Accounts receivable	114	99
Prepaid expenses and other current assets	367	317

Total current assets	20,331	22,893
Property and equipment, net	202	216
Other assets	8	2

Total assets	$20,541	$23,111

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$714	$1,331
Accrued liabilities	2,255	2,592
Short-term debt	7,000	7,000
Deferred revenue	735	553

Total current liabilities	10,704	11,476
Deferred revenue	1,111	1,224
Other liabilities	—	52

Total liabilities	11,815	12,752

Commitments and contingencies (Note 5)

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding at March 31, 2012 and December 31, 2011, respectively	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized; 14,921,913 and 14,900,831 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	15	15
Additional paid-in capital	326,942	326,796
Accumulated deficit	(318,075)	(316,299)
Accumulated other comprehensive loss	(156)	(153)

Total stockholders’ equity	8,726	10,359

Total liabilities and stockholders’ equity	$20,541	$23,111

See accompanying notes to the consolidated financial statements.

Vermillion, Inc.

Consolidated Statements of Operations

(Amounts in Thousands, Except Share and Per Share Amounts)

(Unaudited)

	Three Months Ended March 31,
	2012	2011

Revenue:
Product	$198	$317
License	114	114

Total revenue	312	431
Cost of revenue:
Product	38	42

Total cost of revenue	38	42

Gross profit	274	389

Operating expenses:
Research and development(1)	452	1,218
Sales and marketing(2)	1,518	1,318
General and administrative(3)	468	2,300

Total operating expenses	2,438	4,836

Loss from operations	(2,164)	(4,447)

Interest income	8	16
Interest expense	(65)	(115)
Gain on litigation settlement, net	379	—
Change in fair value of warrants	—	307
Reorganization items	88	(16)
Other expense, net	(22)	(36)

Loss before income taxes	(1,776)	(4,291)
Income tax benefit (expense)	—	—

Net loss	$(1,776)	$(4,291)

Net loss per share - basic and diluted	$(0.12)	$(0.34)

Comprehensive loss	$(1,779)	$(4,292)

Weighted average common shares used to compute basic and diluted net loss per common share	14,903,455	12,541,975

Non-cash stock-based compensation expense included in operating expenses:
(1) Research and development	$34	$206
(2) Sales and marketing	36	43
(3) General and administrative	70	1,003

See accompanying notes to the consolidated financial statements.

Vermillion, Inc.

Consolidated Statements of Cash Flows

(Amounts in Thousands)

(Unaudited)

	Three Months Ended March 31,
	2012	2011

Cash flows from operating activities:
Net loss	$(1,776)	$(4,291)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrants	—	(307)
Non-cash license revenue	(114)	(114)
Loss on sale and disposal of property and equipment	2	—
Depreciation and amortization	21	15
Stock-based compensation expense	138	1,252
Warrants issued for services	2	—
Changes in operating assets and liabilities:
Accounts receivable	(15)	45
Prepaid expenses and other assets	(56)	408
Accounts payable, accrued liabilities and other liabilities	(976)	283
Deferred revenue	183	(116)
Reorganization Items	(30)	(22)

Net cash used in operating activities	(2,621)	(2,847)

Cash flows from investing activities:
Purchase of property and equipment	(9)	(26)

Net cash flows used in investing activities:	(9)	(26)

Cash flows from financing activities:
Proceeds from issuance of common stock from exercise of stock options	6	—
Proceeds from sale of common stock, net of issuance costs	—	20,188

Net cash provided by financing activities	6	20,188

Effect of exchange rate changes on cash and cash equivalents	(3)	(1)
Net increase (decrease) in cash and cash equivalents	(2,627)	17,314
Cash and cash equivalents, beginning of period	22,477	22,914

Cash and cash equivalents, end of period	$19,850	$40,228

Supplemental disclosure of cash flow information:
Cash paid during the period for interest:	$65	$165

See accompanying notes to the consolidated financial statements.

Vermillion, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1.	ORGANIZATION, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

Organization

Vermillion, Inc. (“Vermillion”; Vermillion and its wholly-owned subsidiaries are collectively referred to as “we” or the “Company”) is incorporated in the state of Delaware, and is engaged in the business of developing and commercializing diagnostic tests in the fields of oncology, cardiology and women’s health. On March 9, 2010, we commercially launched our flagship product, OVA1™. We distribute OVA1 through Quest Diagnostics Incorporated (“Quest Diagnostics”), a related party, which has the non-exclusive right to commercialize OVA1 on a worldwide basis, with exclusive commercialization rights in the clinical reference lab marketplace in the United States, India, Mexico, and the United Kingdom beginning on the date OVA1 was first commercialized and ending on the fifth anniversary of the date that OVA1 was cleared by the United States Food and Drug Administration (the “FDA”), with the right to extend the exclusivity period for one additional year.

Liquidity

On February 18, 2011, we completed an underwritten follow-on public offering of our common stock for net proceeds of $20,206,000 after deducting underwriting discounts and offering expenses. Our $5,000,000 of outstanding 7.00% Notes due in September 2011 were paid in full.

We expect cash for OVA1 from Quest Diagnostics to be our only material, recurring source of cash in 2012. In order to continue our operations as currently planned through 2013 and beyond, we will need to raise additional capital. Given these conditions, there is substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements have been prepared on a going concern basis and do not include any adjustments that might result from these uncertainties.

The successful achievement of our business objectives will require additional financing and, therefore, we will need to raise additional capital or incur indebtedness to continue to fund our future operations. We will seek to raise capital through a variety of sources, which may include the public equity market, private equity financing, collaborative arrangements, licensing arrangements, and/or public or private debt.

Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants and dilution to stockholders. If we obtain additional funds through arrangements with collaborators or strategic partners, we may be required to relinquish our rights to certain technologies or products that we might otherwise seek to retain. Additional funding may not be available when needed or on terms acceptable to us. If we are unable to obtain additional capital, we may be required to delay, reduce the scope of or eliminate our sales and marketing and/or research and development activities.

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

The unaudited consolidated financial statements and related disclosures have been prepared with the presumption that users of the interim unaudited consolidated financial statements have read or have access to the audited consolidated financial statements for the preceding fiscal year. The consolidated balance sheet at December 31, 2011 has been derived from the audited consolidated financial statements at that date but does not include all the information and footnotes required by GAAP. Accordingly, these unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2011, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 27, 2012, as amended by our Amendment No. 1 to Annual Report on Form 10-K/A filed with the SEC on April 27, 2012.

The Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 852 “Reorganizations” applied to the Company’s financial statements while we operated under the provisions of Chapter 11 of the United States Bankruptcy Code (“Chapter 11”). ASC 852 does not change the application of GAAP in the preparation of financial statements. However, for periods including and subsequent to the filing of the Chapter 11 petition, ASC 852 does require that the financial statements distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain expenses that were realized or incurred during the Chapter 11 proceedings have been classified as “reorganization items” on the accompanying consolidated statements of operations.

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

Significant Accounting and Reporting Policies

We have made no significant changes in our critical accounting policies and significant estimates from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the SEC on March 27, 2012, as amended by our Amendment No. 1 to Annual Report on Form 10-K/A filed with the SEC on April 27, 2012.

2.	CHAPTER 11 BANKRUPTCY

On March 30, 2009, we filed a voluntary petition for relief under Chapter 11 (our “Bankruptcy Filing”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). On January 22, 2010, we emerged from bankruptcy and our Bankruptcy Filing was formally closed on January 19, 2012.

Financial Statement Presentation

The accompanying consolidated financial statements have been prepared in accordance with ASC 852, and on a going-concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business.

Reorganization Items

Professional advisory fees and other costs directly associated with our reorganization are reported separately as reorganization items pursuant to ASC 852. Professional fees include legal fees undertaken as part of the reorganization process. Certain expenses incurred by non-debtors are paid by the Company and are reported as reorganization items. The reorganization items in the consolidated statement of operations for the three months ended March 31, 2012 and 2011 consisted of the following items:

(in thousands)	Three Months Ended March 31,
	2012	2011
Debtors reorganization items
Professional fees associated with bankruptcy proceedings	$15	$16
Gain on adjustment of allowed claims	$(103)	$—

Total debtors reorganization items	$(88)	$16

Non-Debtors reorganization items
Professional fees associated with bankruptcy proceedings	$—	$—

Total reorganization items	$(88)	$16

3.	RECENT ACCOUNTING PRONOUNCEMENTS

Comprehensive Income - In June 2011, the FASB issued new guidance on the presentation of comprehensive income. Specifically, the new guidance allows an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive, statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220) - Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05, which defers the effective date of those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments. We adopted these pronouncements in the first quarter of 2012, and it did not effect on our financial position or results of operations but impacted the way we present comprehensive income.

4.	SECURED LINE OF CREDIT WITH QUEST DIAGNOSTICS INCORPORATED

On July 22, 2005, in connection with our Strategic Alliance Agreement with Quest Diagnostics (as amended, the “Strategic Alliance Agreement”), Quest Diagnostics provided us with a $10,000,000 secured line of credit, which was collateralized by certain of our intellectual property, used only for payment of certain costs and expenses directly related to developing and commercializing up to three diagnostic tests from our product pipeline (the “Strategic Alliance”). Under the terms of this secured line of credit, the interest rate is prime rate plus 0.5%, payable monthly. In the event of default on any principal or interest payment, the interest rate is increased to prime plus 2.0%. This secured line of credit also contains provisions for Quest Diagnostics to forgive portions of the amounts borrowed that correspond to our achievement of certain milestones related to development, regulatory approval and commercialization of certain diagnostic tests. The amounts to be forgiven and the corresponding milestones we must achieve are:

(i) $1,000,000 for each application that allows a licensed laboratory test to be commercialized, with a maximum of three applications for $3,000,000;

(ii) $3,000,000 for the earlier of the FDA clearance of the first diagnostic test kit or commercialization of the first diagnostic test kit; and

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

We achieved the milestone for FDA clearance of the first diagnostic test kit when OVA1 was cleared by the FDA in September 2009 and the principal on the secured line of credit was reduced by $3,000,000 to $7,000,000. The outstanding principal balance of this secured line of credit was $7,000,000 at March 31, 2012 and December 31, 2011. We are currently in discussions with Quest Diagnostics regarding the achievement of an additional $1,000,000 forgiveness milestone related to OVA1 under the terms of the Strategic Alliance Agreement. However, Quest Diagnostics has not acknowledged that such milestone has been achieved.

5.	COMMITMENTS AND CONTINGENCIES

In June 2010, we entered into non-cancelable facility leases for facilities located in Austin, Texas through May 2012 and Mountain View, California through August 2012. The combined annual base rent for these facilities is $129,000 per year, prorated for partial years. In March 2012, we amended the Austin, Texas lease on the same terms and extended the term to May 31, 2013.

Contingent Liabilities

Molecular Analytical Systems, Inc. Litigation

On July 9, 2007, Molecular Analytical Systems (“MAS”) filed a lawsuit in the Superior Court of California for the County of Santa Clara (“Superior Court”) naming Vermillion and Bio-Rad Laboratories, Inc. (“Bio-Rad”) as defendants (the “State Court lawsuit”). In connection with the State Court lawsuit, MAS sought an unspecified amount of damages and alleged, among other things, that we breached our license agreement with MAS relating to SELDI technology by entering into a sublicense agreement with Bio-Rad. We filed our general denial and affirmative defenses on April 1, 2008. The State Court lawsuit was automatically stayed when we filed a Voluntary Petition for Relief under Chapter 11 in the Bankruptcy Court on March 30, 2009. MAS filed a proof of claim in the Bankruptcy Court on July 15, 2009. The proof of claim mirrored the State Court lawsuit, alleging that we breached our license agreement with MAS by transferring certain technologies to Bio-Rad without obtaining MAS’s consent.

MAS listed the value of its claim as in excess of $5,000,000. On December 28, 2009, we objected to MAS’s Proof of Claim in the Bankruptcy Court. On January 7, 2010, the Bankruptcy Court confirmed our Plan of Reorganization. After the Plan of Reorganization was confirmed, MAS filed a motion with the Bankruptcy Court requesting that it abstain from hearing its proof of claim and that it grant MAS relief from the automatic stay so that MAS could proceed with the State Court lawsuit in California. Over our objection, the Bankruptcy Court granted that motion on March 16, 2010. Thereafter, the Superior Court ordered that the dispute be arbitrated before the Judicial Arbitration and Mediation Service (“JAMS”). MAS filed its demand for arbitration on September 15, 2010. The demand did not include any additional detail regarding MAS’s claims and attached the same complaint for unspecified damages that MAS filed in the Superior Court in 2007. The parties thereafter conducted discovery, and the arbitration hearing commenced on September 21, 2011. Both sides presented evidence over five hearing days ending on October 4, 2011. The parties completed post-hearing briefing on November 9, 2011 and presented closing arguments on November 11, 2011. On February 23, 2012, an interim arbitration award was issued by the Arbitrator. In the interim arbitration award, the Arbitrator denied MAS’s claim for breach of the license agreement as well as several other of MAS’s claims. The Arbitrator found that MAS was entitled to an accounting concerning our 2% royalty obligation to MAS either through February 21, 2013 or until cumulative royalty payments reach $10 million, whichever comes first, and ordered that such royalties should be based on total GAAP revenues less revenues attributable to certain excluded entities, not just SELDI-related revenues. In light of the findings of the interim arbitration award, we believe that we have a good basis for seeking reimbursement from MAS of certain fees and costs related to the arbitration proceedings. In order to resolve (i) any and all remaining royalty obligations owed to MAS from us and (ii) any and all claims for fees and costs that we have against MAS, the parties have agreed that Vermillion shall make a one-time payment to MAS of $35,000. We have submitted to JAMS a mutual stipulation consistent with that agreement and anticipate receiving by June 2012 a final arbitration award incorporating the interim arbitration award and the stipulation. We reversed $65,000 of general and administrative expense accrued in previous periods during the three months ended March 31, 2012; representing the accrued estimated liability in excess of the $35,000 agreed settlement amount.

Bio-Rad Laboratories, Inc. Matters

On November 13, 2006, we completed the Instrument Business Sale to Bio-Rad. The “Instrument Business Sale” included the SELDI technology, ProteinChip arrays and accompanying software. Pursuant to the terms of the sales agreement, the total sales price was $20,000,000, of which $16,000,000 was paid by Bio-Rad to us at the closing of the transaction on November 13, 2006. A total of $4,000,000 was held back from the sales proceeds contingent upon our meeting certain obligations, of which $2,000,000 was subsequently paid to us in fiscal 2007 upon the issuance by the United States Patent and Trademark Office (“USPTO”) of a reexamination certificate for United States Patent No. 6,734,022. From the amounts held back, the remaining $2,000,000, subject to certain adjustments, was being held in escrow as of March 31, 2012 to serve as security for us to fulfill certain obligations.

In connection with the Instrument Business Sale, we entered into a letter agreement with Bio-Rad pursuant to which we agreed to indemnify Bio-Rad and its subsidiaries with respect to certain payments made by Bio-Rad in connection with the termination of employees of its former subsidiary in the United Kingdom in the six-month period immediately following the Instrument Business Sale. On May 4, 2007, Bio-Rad delivered a claim for indemnification under the agreement for $307,000, which was paid out of the $2,000,000 held in escrow. In August 2009, Bio-Rad also filed a proof of claim in the bankruptcy case for indemnification of the MAS lawsuit. Management has received a favorable interim arbitration ruling from JAMS and has also agreed with MAS to settle the MAS claim and thus believes that the possibility of any material loss from the indemnification of the MAS lawsuit is remote.

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

In April 2012, we resolved the four contract claims made by Bio-Rad arising from the Instrument Business Sale. In exchange for a final settlement of these non-contingent claims, Bio-Rad received $700,000 from an escrow account established by the Company for the sale transaction, the Company was returned approximately $1,080,000 from the escrow account, and $50,000 remained in escrow as security for Bio-Rad’s contingent indemnity claim in respect to the State Court lawsuit. We reversed $375,000 of general and administrative expense accrued in previous periods during the three months ended March 31, 2012; representing the accrued estimated liability in excess of the $700,000 settlement amount. We will recognize the resulting gain on sale of instrument business of approximately $1,800,000 from the release of the escrow account when realized in the second quarter of 2012.

Patrick Gillespie Litigation

On February 28, 2012, Robert Goggin III, a stockholder of Vermillion, filed for and obtained a writ of summons in Pennsylvania state court as a precursor to filing a lawsuit against Vermillion. Mr. Goggin discontinued his proceeding without prejudice on February 29, 2012. Thereafter, on March 12, 2012, Patrick Gillespie, a purported stockholder of Vermillion, represented by the same counsel as was Mr. Goggin, filed for and obtained a writ of summons in Pennsylvania state court as a precursor to filing a lawsuit against Vermillion. On March 22, 2012, Mr. Gillespie asked the court to issue letters rogatory to permit pre-suit discovery. Mr. Gillespie discontinued his proceeding without prejudice on April 30, 2012.

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

Gain on Litigation Settlement

On February 9, 2012, we entered into a Settlement Agreement with a third party related to losses on our short and long-term investments in previous years. Under the terms of the Settlement Agreement, the total settlement before legal fees and costs was $1,000,000; $535,000 was paid in March 2012 ($379,000 net received by the Company) and $465,000 is payable by September 1, 2012. We expect to receive approximately 70% of the settlement amount, net of legal and related costs, and are recording the net amount when realized as a component of non-operating income.

6.	COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss as of March 31, 2012 and December 31, 2011 were as follows:

	March 31,	December 31,
(in thousands)	2012	2011
Cumulative translation adjustment	$(156)	$(153)

	$(156)	$(153)

Comprehensive loss for the three months ended March 31, 2012 and 2011 was as follows:

	Three months ended March 31,
(in thousands)	2012	2011
Net loss	$(1,776)	$(4,291)
Foreign currency translation adjustment	(3)	(1)

Comprehensive loss	$(1,779)	$(4,292)

7.	EMPLOYEE BENEFITS PLANS

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

Stock-Based Compensation

Employee Stock-based Compensation Expense

During the three months ended March 31, 2012, we did not grant any restricted share units to our executive officers. We granted 177,000 restricted share units to our executive officers during the three months ended March 31, 2011, having a fair value of $724,000 and vesting on a quarterly basis over a three-year period beginning in March 2011. We distributed 12,749 shares of common stock to our executive officers during the three months ended March 31, 2012 per the terms of the restricted share unit grant.

We granted stock options to purchase 455,300 and 30,430 shares of common stock with an average exercise price of $1.62 and $4.13 during the three months ended March 31, 2012 and 2011, respectively.

The allocation of employee stock-based compensation expense by functional area for the three months ended March 31, 2012 and 2011, respectively, was as follows:

	Three Months Ended March 31,
(in thousands)	2012	2011
Research and development	$27	$206
Sales and marketing	36	43
General and administrative	68	1,003

	$131	$1,252

Non-employee Stock-based Compensation Expense

We recognize stock-based compensation expense related to stock options granted to non-employees and warrants granted to certain service providers as the stock options and warrants are earned. Certain of our former employees resigned their positions as employees and accepted positions as consultants, whereby their existing stock options continued to vest under the original terms of their stock option grants. We amortize the values attributable to these options over the service period. The unvested portion of these options and warrants was re-measured at each reporting period. We believe that the fair value of the stock options and warrants is more reliably measurable than the fair value of the services received. There were no such options or warrants outstanding at March 31, 2011.

The stock-based compensation expense will fluctuate as the fair market value of our common stock fluctuates. There was no stock-based compensation expense for non-employees during the three months ended March 31, 2011. In connection with stock options and warrants relating to non-employees, we recorded non-employee stock-based compensation allocated by functional area for the three months ended March 31, 2012 as follows:

(in thousands)	Three Months Ended March 31, 2012
Research and development	$7
Sales and marketing	—
General and administrative	2

$9

8.	COMMON STOCK

Common Stock Warrants

At March 31, 2012 and 2011, we had warrants outstanding to purchase 195,012 shares of common stock that are subject to fair value measurement on a recurring basis. These warrants expire in August 2012. The fair value of these common stock warrants for the three months ended March 31, 2012 and 2011 was determined using a Black-Scholes valuation model with the following Level 3 inputs:

	Three Months Ended March 31,
	2012	2011

Dividend yield	0%	0%
Volatility	66%	58%
Risk-free interest rate	0.11%	0.51%
Expected lives (years)	0.42	1.42
Fair value	$—	$0.37

For the three months ended March 31, 2012 and 2011, income relating to changes in fair value of the common stock warrant liabilities totaled none and $307,000, respectively. The following table is a reconciliation of the warrant liability measured at fair value using Level 3 inputs for the three months ended March 31, 2012 and 2011:

	Three months ended March 31,
(in thousands)	2012	2011
Balance at beginning of period	$—	$378
Change in fair value of common stock warrants	—	(307)

Balance at end of period	$—	$71

9.	LOSS PER SHARE

We calculate basic loss per share using the weighted average number of common shares outstanding during the period. Because we are in a net loss position, diluted loss per share is calculated using the weighted average number of common shares outstanding and excludes the effects of 1,544,945 and 1,846,466 potential common shares as of March 31, 2012 and 2011, respectively, that are antidilutive. Potential common shares include common shares issuable upon conversion of all convertible senior notes, incremental shares of common stock issuable upon the exercise of outstanding stock options, common stock warrants and restricted stock awards.

10.	RELATED PARTY TRANSACTIONS

Quest Diagnostics

Quest Diagnostics is a stockholder and the holder of our secured line of credit (see Note 4). Accounts receivable from Quest Diagnostics under the Strategic Alliance Agreement totaled $99,000 and $85,000 at March 31, 2012 and December 31, 2011, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

The Company has made statements in this Quarterly Report on Form 10-Q that are deemed forward-looking statements for purposes of the safe harbor provisions under the Private Securities Litigation Reform Act of 1995. The Company claims the protection of such safe harbor, and disclaims any intent or obligation to update any forward-looking statement. You can identify these statements by forward-looking words such as “may,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “plan,” “could,” “should” and “continue” or the negative of such terms or other similar words. These forward-looking statements may also use different phrases. The Company has based these forward-looking statements on management’s (for purposes of this Item 2, “we”, “us” or “our”) current expectations and projections about future events. Examples of forward-looking statements include the following statements:

•	projections of our future revenue, results of operations and financial condition;

•	anticipated efficacy of our products, product development activities and product innovations;

•	competition and consolidation in the markets in which we compete;

•	existing and future collaborations and partnerships;

•	the utility of biomarker discoveries;

•	our belief that biomarker discoveries may have diagnostic and/or therapeutic utility;

•	achieving milestones in product development, future regulatory or scientific submissions and presentations;

•	our plans to develop and commercialize diagnostic tests through our Strategic Alliance with Quest Diagnostics;

•	our ability to comply with applicable government regulations;

•	our ability to expand and protect our intellectual property portfolio;

•	anticipated future losses;

•	expected levels of expenditures;

•	expected market adoption of our diagnostic tests, including OVA1;

•	results of clinical trials, post-market studies required by FDA, and publications on OVA1;

•	our ability to obtain reimbursement from third party payers for our diagnostic tests, including OVA1;

•	forgiveness of the outstanding principal amounts of the secured line of credit by Quest Diagnostics;

•	recognition of revenue under our agreement with Quest Diagnostics;

•	the period of time for which our financial resources will be sufficient to enable us to maintain current and planned operations; and

•	market risk of our investments.

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

We concentrate our development of novel diagnostic tests in the fields of oncology, cardiology and women’s health, with an initial focus on ovarian cancer. We also intend to address clinical questions related to early disease detection, treatment response, monitoring of disease progression, prognosis and others through collaborations with leading academic and research institutions.

On March 30, 2009, we filed for relief under the Chapter 11. We emerged from bankruptcy protection on January 22, 2010 and our Bankruptcy Filing was formally closed on January 19, 2012.

Our lead product, OVA1, was cleared by the FDA on September 11, 2009 and is currently being offered through Quest Diagnostics and, in Israel and areas under Palestinian control, by Pronto Diagnostics. OVA1 addresses a clear, unmet clinical need, namely the pre-surgical identification of women who are at high risk of having a malignant ovarian tumor. Numerous studies have documented the benefit of referral of these women to gynecologic oncologists for their initial surgery. Prior to the clearance of OVA1, no blood test had been cleared by the FDA for physicians to use in the pre-surgical management of ovarian adnexal masses. OVA1 is a qualitative serum test that utilizes five well-established biomarkers and proprietary FDA-cleared software to determine the likelihood of malignancy in women over age 18, with a pelvic mass for whom surgery is planned. OVA1 was developed through large clinical studies in collaboration with numerous academic medical centers encompassing over 2,500 clinical samples. OVA1 was fully validated in a prospective multi-center clinical trial encompassing 27 sites reflective of the diverse nature of the clinical centers at which ovarian adnexal masses are evaluated. The results of the clinical trial demonstrated that in a clinical cohort of 516 patients, OVA1, in conjunction with clinical evaluation, was able to identify 95.6% (154/161) of the malignant ovarian tumors overall, and to rule out malignancy with a negative predictive value of 94.6% (123/130). At the 2010 International Gynecologic Cancer Society Meeting, data were presented demonstrating the high sensitivity of OVA1 for epithelial ovarian cancers; OVA1 detected 95/96 epithelial ovarian cancer cases for a sensitivity of 99.0%, including 40/41 stage I and stage II epithelial ovarian cancers, for an overall sensitivity of 97.6% for early stage epithelial ovarian cancers, as compared to 65.9% for CA125 using the American Congress of Obstetricians and Gynecologists cutoffs. The improvement in sensitivity was even greater among premenopausal women; for OVA1, sensitivity for early stage epithelial ovarian cancer was 92.9% and for CA125, sensitivity was 35.7%. Overall, OVA1 detected 76% of malignancies missed by CA125, including all advanced stage malignancies. OVA1 is not indicated for use as a screening or stand-alone diagnostic assay.

As previously announced, we have also undertaken a second multi-center clinical validation of OVA1 to accelerate the adoption of OVA1 and support its use as an improved standard of care. Enrollment and sample testing have now been completed for the approximately 500-patient cohort. Led by Dr. Robert Bristow, Director of Gynecologic Oncology Services at University of California Irvine, the database will soon be locked and data analysis can begin. We expect to publish the work later in 2012.

In addition to OVA1, we have development programs in other clinical aspects of ovarian cancer as well as in peripheral arterial disease (“PAD”). In the field of PAD, we have identified candidate biomarkers that may help to identify individuals at high risk for a decreased ankle-brachial index score, which is indicative of the likely presence of PAD. In 2011, we completed an intended-use study to develop and validate a multi-marker algorithm for the assessment of individuals at risk for PAD.

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

In October 2011, we announced positive top-line results from the intended use study of VASCLIRTM. The goals of the study were to validate the markers described in earlier publications (Circulation, 2007 and Vascular Medicine, 2008) and to develop and validate a biomarker panel applicable to the intended use population. A poster and manuscript have been submitted for publication on the intended use study. Once this study has been published, we intend to discuss with the FDA the appropriate submission pathway, which may be Premarket Approval (“PMA”), 510(k) clearance, or 510(k) de novo clearance.

We also continue research aimed at expanding our ovarian cancer franchise, in a program called OVA2™. These efforts continue on two fronts. First, our testing of biomarkers for inclusion in ovarian cancer panels continues with our academic partners at The Johns Hopkins School of Medicine. These efforts have been aided by the intellectual property and samples recently acquired from Correlogic Systems, Inc., adding to our expanding portfolio of proprietary, patented biomarkers for ovarian cancer. Second, we conducted a productive focus group with over a dozen gynecologic oncologists during the SGO Annual Meeting held in Austin this past March. Their creative and insightful feedback will assist in assessing numerous options for new ovarian cancer product line extensions, targeting patient segments not included in current OVA1 claims. These are expected to feed our pipeline and expand the ovarian cancer franchise in which we already enjoy a leadership position.

Current and former academic and research institutions that we have or have had collaborations with include The Johns Hopkins School of Medicine; the University of Texas M.D. Anderson Cancer Center; University College London; the University of Texas Medical Branch; the Katholieke Universiteit Leuven; Clinic of Gynecology and Clinic of Oncology, Rigshospitalet, Copenhagen University Hospital; The Ohio State University Office of Sponsored Programs; Stanford University; and the University of Kentucky.

The Medicare contractor Highmark Medicare Services has been covering OVA1 in its reimbursement program since March 2010. There are currently twenty-six independent BlueCross BlueShield plans, representing approximately 42 million lives, provide coverage for OVA1. In total, including Medicare and other private payers, approximately 89 million patients have access and coverage for OVA1. The Company and Quest Diagnostics are pursuing coverage from additional payers.

In January 2012, the Department of Defense added OVA1 to their Quest Diagnostics lab services contract, giving more than 45 military medical centers in the U.S. and numerous military medical clinics and facilities around the world access to OVA1 for the first time. Approximately 1.4 million uniformed service members now have access to OVA1 through the Quest Diagnostics lab services contract with the Department of Defense, bringing the covered lives total to over 90 million.

Under the terms of our Strategic Alliance Agreement with Quest Diagnostics, Quest Diagnostics is required to pay us a fixed payment of $50 per OVA1 performed, as well as 33% of its “gross margin” from revenue from performing OVA1 domestically, as that term is defined in the Strategic Alliance Agreement as amended. Quest Diagnostics is the exclusive clinical reference laboratory marketplace provider of OVA1 in its exclusive territory, which includes the US, Mexico, the United Kingdom and India through September 11, 2014. OVA1 was CE-marked in September 2010, a requirement for marketing the test in the European Union. OVA1 was launched in India in May 2011. Quest Diagnostics has the right to extend its exclusivity period for an additional year beyond September 11, 2014 on the same terms and conditions.

In January 2012, we announced a restructuring plan to streamline our organization and reduce our cash expenditures compared to 2011. This plan included eliminating the positions of Chief Financial Officer and Vice President of Corporate Strategy as well as a reduction in our Territory Development and sales management personnel.

On February 9, 2012, we entered into a Settlement Agreement with a third party related to losses on our short and long-term investments in previous years. Under the terms of the Settlement Agreement, the total settlement before legal fees and costs was $1,000,000; $535,000 was paid in March 2012 ($379,000 net received by the Company) and $465,000 is payable by September 1, 2012. We expect to receive approximately 70% of the settlement amount, net of legal and related costs, and are recording the net amount when realized as a component of non-operating income.

On March 5, 2012, we announced the receipt of a notice of allowance from the USPTO for a patent, “Platelet biomarkers for cancer.” The patent resulted from a collaboration with the late Dr. Judah Folkman, a renowned cancer expert, and identifies three biomarkers that can be used to assess changes in endogenous angiogenesis in a subject. Angiogenesis is commonly associated with cancer, and novel therapeutics such as bevacizumab (Avastin®) target angiogenesis to limit tumor recruitment of blood vessels. The patented biomarkers, which are associated with platelets, can be used to measure ongoing angiogenic activity. The patent covers the measurement of these biomarkers over time and correlating changes in expression with the changing level of endogenous angiogenic activity. Consequently, this patent also enables the use of these biomarkers to monitor efficacy of therapy directed at angiogenic pathways.

On March 6, 2012, the American Medical Association (AMA) Current Procedural Terminology (CPT®) Panel voted to approve an application for a Category I CPT code for OVA1, in a new class of tests called Multianalyte Assays with Algorithmic Analyses (MAAA). OVA1 was one of the first three Category I codes granted under this new category. The code, which comes into effect January 1, 2013, is expected to help standardize billing and streamline reimbursement of OVA1. We continue to work with the AMA and the Centers for Medicare and Medicaid Services on the CPT pricing schedule to support and fair and reasonable value for the OVA1 CPT code.

On March 28, 2012, we announced the receipt of a notice of allowance from the USPTO for a patent, “Methods for Diagnosing Ovarian Cancer.” This patent further expands the list of biomarkers we have employed in the diagnosis or status determination of ovarian cancer. In this case, the granted claims cover the use of Protein C Inhibitor (PCI) in ovarian cancer tests using blood and several other sample types.

On April 16, 2012, we announced the receipt of a notice of allowance from the USPTO for a patent, “Biomarkers for Ovarian Cancer.” The patent makes claims in the uses of a urinary Small MBL-associated protein C-terminal fragment (sMAP) in the diagnosis of ovarian cancer, ovarian cancer monitoring, and patient management.

On April 30, 2012, we announced the resolution of four non-contingent contract claims made by Bio-Rad arising from the Instrument Business Sale. In exchange for a final settlement of the non-contingent claims, Bio-Rad received $700,000 from an escrow account established by the Company for the sale transaction. The Company was returned approximately $1,080,000 from the escrow account, with $50,000 remaining in escrow as security for Bio-Rad’s contingent indemnity claim in respect to the State Court lawsuit.

Critical Accounting Policies and Significant Estimates

We have made no significant changes in our critical accounting policies and significant estimates from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the SEC on March 27, 2012, as amended by our Amendment No. 1 to Annual Report on Form 10-K/A filed with the SEC on April 27, 2012.

Recent Accounting Pronouncements

Comprehensive Income - In June 2011, the FASB issued new guidance on the presentation of comprehensive income. Specifically, the new guidance allows an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220) - Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05, which defers the effective date of those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments. We adopted these pronouncements in the first quarter of 2012, and it did not effect on our financial position or results of operations but impacted the way we present comprehensive income.

Results of Operations - Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

The selected summary financial and operating data of Vermillion for the three months ended March 31, 2012 and 2011 were as follows:

	Three Months Ended March 31,		Increase (Decrease)
(dollars in thousands)	2012	2011	Amount	%

Revenue:
Product	$198	$317	$(119)	(38)
License	114	114	—	—

Total revenue	312	431	(119)	(28)
Cost of revenue:
Product	38	42	(4)	(10)

Total cost of revenue	38	42	(4)	(10)

Gross profit	274	389	(115)	(30)
Operating expenses:
Research and development	452	1,218	(766)	(63)
Sales and marketing	1,518	1,318	200	15
General and administrative	468	2,300	(1,832)	(80)

Total operating expenses	2,438	4,836	(2,398)	(50)
Loss from operations	(2,164)	(4,447)	2,283	(51)
Interest income	8	16	(8)	(50)
Interest expense	(65)	(115)	50	(43)
Gain on litigation settlement, net	379	—	379	—
Change in fair value of warrants	—	307	(307)	—
Reorganization items	88	(16)	104	(650)
Other expense, net	(22)	(36)	14	(39)

Loss before income taxes	(1,776)	(4,291)	2,515	(59)
Income tax benefit (expense)	—	—	—	—

Net loss	$(1,776)	$(4,291)	$2,515	(59)

Product Revenue. Product revenue was $198,000 for the three months ended March 31, 2012 compared to $317,000 for the same period in 2011. We recognized product revenue for the three months ended March 31, 2012 for the sale of OVA1 through Quest Diagnostics. Quest Diagnostics performed approximately 3,952 OVA1 tests during the three months ended March 31, 2012 compared to approximately 3,080 tests for the same period in 2011. We commercially launched OVA1 on March 9, 2010. Product revenue decreased $119,000 for the three months ended March 31, 2012 compared to the same period in 2011 as the first quarter of 2011 included recognition of $160,000 of deferred revenue related to 2010 upon receipt of an annual royalty report from Quest Diagnostics. This decrease was partially offset by revenue from the increased volume of tests in 2012 compared to 2011. Product revenue for the three months ended March 31, 2012 was substantially derived from domestic sales of OVA1.

License Revenue. License revenue was $114,000 for the three months ended March 31, 2012 and 2011. Under the terms of our secured line of credit with Quest Diagnostics, $3,000,000 of principal was forgiven upon the achievement of FDA clearance of OVA1. This amount is recognized as license revenue straight-lined over the period of sales exclusivity Quest Diagnostics received beginning on OVA1’s commercialization date of March 9, 2010.

Research and Development Expenses. Research and development expenses represent costs incurred to develop our technology and carry out clinical studies, and include personnel-related expenses, regulatory costs, reagents and supplies used in research and development laboratory work, infrastructure expenses, including allocated facility occupancy and information technology costs, contract services and other outside costs. Research and development expenses also include costs related to activities performed under contracts with our collaborators and strategic partners. Research and development expenses decreased by $766,000, or 63%, for the three months ended March 31, 2012 compared to the same period in 2011. This decrease was due primarily to a $624,000 decrease in clinical trial and collaboration costs for the ongoing development of our ovarian cancer program and our PAD blood test, VASCLIR, as our PAD intended use study was completed in 2011. In addition, stock compensation costs decreased $172,000 compared to the same period in 2011. We expect research and development expense to increase in future periods as we continue to invest in our product pipeline and progress our FDA-required post-marketing study to verify the performance characteristics of OVA1 in routine clinical use.

Sales and Marketing Expenses. Our sales and marketing expenses consist primarily of personnel-related expenses, education and promotional expenses, and infrastructure expenses, including allocated facility occupancy and information technology costs. These expenses include the costs of educating physicians, laboratory personnel and other healthcare professionals regarding OVA1. Sales and marketing expenses also include the costs of sponsoring continuing medical education, medical meeting participation and dissemination of scientific and health economic publications. Our personnel-related expenses include the cost of our territory development managers, the subject matter experts responsible for market development and the coordination of interactions with the Quest Diagnostics’ sales team. Sales and marketing expenses increased by $200,000, or 15%, for the three months ended March 31, 2012 compared to the same period in 2011. The increase was primarily due to a $253,000 increase in marketing and creative services consulting expense due primarily to our recent campaign to improve and expand our marketing message and sales collateral through a nationally recognized marketing communications company. This includes market research, creative and development effort as well as printing costs and distribution to the territory development managers.

General and Administrative Expenses. General and administrative expenses consist primarily of personnel-related expenses, professional fees and other costs, including legal, finance and accounting expenses and other infrastructure expenses, including allocated facility occupancy and information technology costs. General and administrative expenses decreased by $1,832,000, or 80%, for the three months ended March 31, 2012 compared to the same period in 2011. The decrease was due to $933,000 in lower stock compensation expenses as there were no Incentive Plan costs in 2012 (fully amortized at June 30, 2011). In addition, the three months ended March 31, 2012 included a one-time reversal of $375,000 of amounts previously accrued for the Bio-Rad claims. These claims were settled in April 2012 and the amount of our accrual in excess of the $700,000 settlement was reversed at March 31, 2012. The three months ended March 31, 2012 also included a one-time reversal of $65,000 previously accrued for the MAS litigation for which we have submitted to JAMS a mutual stipulation and anticipate receiving by June 2012 a final arbitration award incorporating the stipulation. Audit, tax and legal fees decreased $241,000 during the three months ended March 31, 2012 compared to the same period in 2011 due to a decrease in overall activity. Personnel and personnel-related expenses also decreased due to the departure of our Chief Financial Officer and Vice President of Corporate Strategy. We expect our general and administrative expenses to increase significantly in future periods due to the expected costs of the on-going proxy contest for our 2012 Annual Meeting of Stockholders and as the one-time accrual reversals during the three months ended March 31, 2012 are not expected to recur.

Gain on litigation settlement, net. On February 9, 2012, we entered into a Settlement Agreement with a third party related to losses on our short and long-term investments in previous years. Under the terms of the Settlement Agreement, the total settlement was $1,000,000; $535,000 was paid in March 2012 and $465,000 is payable by September 1, 2012. The gain on litigation settlement represents the net proceeds received from the March 2012 payment.

Change in fair value of warrants. There was no change in fair value of warrants for the three months ended March 31, 2012 compared to $307,000 for the three months ended March 31, 2011. This decrease of $307,000 was primarily due to the relative decrease in the Company’s stock price during the respective three month periods.

Reorganization items. Reorganization items were income of $88,000 for the three months ended March 31, 2012 compared to expense of $16,000 for the three months ended March 31, 2011. The increase was due to the one-time recognition of $103,000 in claims adjustments upon the formal closure of our Bankruptcy Filing in January 2012.

Liquidity and Capital Resources

On March 9, 2010, we commercially launched OVA1. We will continue to expend resources to develop the new and emerging market for OVA1 and in developing additional diagnostic tests.

On February 18, 2011, we completed an underwritten follow-on public offering of our common stock for net proceeds of $20,206,000 after deducting underwriting discounts and offering expenses. Our $5,000,000 of outstanding 7.00% Notes due in September 2011 were paid in full.

We have incurred significant net losses and negative cash flows from operations since inception. At March 31, 2012, we had an accumulated deficit of $318,075,000 and stockholders’ equity of $8,726,000. On March 31, 2012, we had $19,850,000 of cash and cash equivalents and $10,704,000 of current liabilities including $7,000,000 principal amount under a secured line of credit from Quest Diagnostics due and payable on October 7, 2012.

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

The successful achievement of our business objectives will require additional financing and therefore, we will need to raise additional capital or incur indebtedness to continue to fund our future operations. We will seek to raise capital through a variety of sources, which may include the public equity market, private equity financing, collaborative arrangements, licensing arrangements, and/or public or private debt. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants and be dilutive to stockholders. If we obtain additional funds through arrangements with collaborators or strategic partners, we may be required to relinquish our rights to certain technologies or products that we might otherwise seek to retain. Additional funding may not be available when needed or on terms acceptable to us. If we are unable to obtain additional capital, we may be required to delay, reduce the scope of or eliminate our sales and marketing and/or research and development activities.

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

Cash and cash equivalents as of March 31, 2012 and December 31, 2011, were $19,850,000 and $22,477,000, respectively. Working capital was $9,627,000 and $11,417,000 at March 31, 2012 and December 31, 2011, respectively.

Net cash used in operating activities was $2,621,000 for the three months ended March 31, 2012, resulting primarily from $1,776,000 net loss incurred as adjusted for non-cash license revenues of $114,000, partially offset by $138,000 of stock-based compensation expense. Net cash used in operating activities also included $894,000 of cash used from changes in operating assets and liabilities mainly driven by the $976,000 decrease of accounts payable, accrued liabilities and other liabilities.

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

Net cash used in investing activities was $9,000 and $26,000 for the three months ended March 31, 2012 and 2011, respectively, due to the purchase of property and equipment.

Net cash provided by financing activities was $6,000 for the three months ended March 31, 2012, which resulted from net proceeds from issuance of common stock from exercise of stock options.

Net cash provided by financing activities was $20,188,000 for the three months ended March 31, 2011, which resulted from net proceeds in connection with our February 2011 follow-on public offering.

We have significant net operating loss (“NOL”) credit carryforwards as of March 31, 2012 for which a full valuation allowance has been provided due to our history of operating losses. Our ability to use our net NOL credit carryforwards may be restricted due to ownership change limitations occurring in the past or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended, as well as similar state provisions. These ownership changes may also limit the amount of NOL credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Per Item 305(e) of Regulation S-K, information is not required.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

Our senior management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15e and 15d-15e under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management, including our Chief Executive Officer and Chief Accounting Officer, performed an evaluation of our disclosure controls and procedures as defined under the Exchange Act as of March 31, 2012. Based on this evaluation, our Chief Executive Officer and Chief Accounting Officer have concluded that as of March 31, 2012, our disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15(d)-15(e) under the Exchange Act, were effective.

Changes in internal controls over financial reporting.

There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

MAS Litigation

On July 9, 2007, Molecular Analytical Systems (“MAS”) filed a lawsuit in the Superior Court of California for the County of Santa Clara (“Superior Court”) naming Vermillion and Bio-Rad as defendants (the “State Court lawsuit”). In connection with the State Court lawsuit, MAS sought an unspecified amount of damages and alleged, among other things, that we breached our license agreement with MAS relating to SELDI technology by entering into a sublicense agreement with Bio-Rad. We filed our general denial and affirmative defenses on April 1, 2008. The State Court lawsuit was automatically stayed when we filed a Voluntary Petition for Relief under Chapter 11 in the Bankruptcy Court on March 30, 2009. MAS filed a proof of claim in the Bankruptcy Court on July 15, 2009. The proof of claim mirrored the State Court lawsuit, alleging that we breached our license agreement with MAS by transferring certain technologies to Bio-Rad without obtaining MAS’s consent. MAS listed the value of its claim as in excess of $5,000,000. On December 28, 2009, we objected to MAS’s Proof of Claim in the Bankruptcy Court. On January 7, 2010, the Bankruptcy Court confirmed our Plan of Reorganization. After the Plan of Reorganization was confirmed, MAS filed a motion with the Bankruptcy Court requesting that it abstain from hearing its proof of claim and that it grant MAS relief from the automatic stay so that MAS could proceed with the State Court lawsuit in California. Over our objection, the Bankruptcy Court granted that motion on March 16, 2010. Thereafter, the Superior Court ordered that the dispute be arbitrated before the Judicial Arbitration and Mediation Service (“JAMS”). MAS filed its demand for arbitration on September 15, 2010. The demand did not include any additional detail regarding MAS’s claims and attached the same complaint for unspecified damages that MAS filed in the Superior Court in 2007. The parties thereafter conducted discovery, and the arbitration hearing commenced on September 21, 2011. Both sides presented evidence over five hearing days ending on October 4, 2011. The parties completed post-hearing briefing on November 9, 2011 and presented closing arguments on November 11, 2011. On February 23, 2012, an interim arbitration award was issued by the Arbitrator. In the interim arbitration award, the Arbitrator denied MAS’s claim for breach of the license agreement as well as several other of MAS’s claims. The Arbitrator found that MAS was entitled to an accounting concerning our 2% royalty obligation to MAS either through February 21, 2013 or until cumulative royalty payments reach $10 million, whichever comes first, and ordered that such royalties should be based on total GAAP revenues less revenues attributable to certain excluded entities, not just SELDI-related revenues. In light of the findings of the interim arbitration award, we believe that we have a good basis for seeking reimbursement from MAS of certain fees and costs related to the arbitration proceedings. In order to resolve (i) any and all remaining royalty obligations owed to MAS from us and (ii) any and all claims for fees and costs that we have against MAS, the parties have agreed that Vermillion shall make a one-time payment to MAS of $35,000. We have submitted to JAMS a mutual stipulation consistent with that agreement and anticipate receiving by June 2012 a final arbitration award incorporating the interim arbitration award and the stipulation.

Patrick Gillespie Litigation

On February 28, 2012, Robert Goggin III, a stockholder of Vermillion, filed for and obtained a writ of summons in Pennsylvania state court as a precursor to filing a lawsuit against Vermillion. Mr. Goggin discontinued his proceeding without prejudice on February 29, 2012. Thereafter, on March 12, 2012, Patrick Gillespie, a purported stockholder of Vermillion, represented by the same counsel as was Mr. Goggin, filed for and obtained a writ of summons in Pennsylvania state court as a precursor to filing a lawsuit against Vermillion. On March 22, 2012, Mr. Gillespie asked the court to issue letters rogatory to permit pre-suit discovery. Mr. Gillespie discontinued his proceeding without prejudice on April 30, 2012.

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

Item 1A. Risk Factors

You should carefully consider the following risk factors and uncertainties together with all of the other information contained in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the year ended December 31, 2011, as amended, including the audited consolidated financial statements and accompanying notes, and our other filings from time to time with the SEC. The risks and uncertainties management describes below are the only material ones we face as of the date this Quarterly Report on Form 10-Q is initially filed with the SEC. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also adversely affect our business.

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

Quest Diagnostics has an exclusive license to offer OVA1 in the clinical reference laboratory marketplace in the US, Mexico, the United Kingdom and India through September 11, 2014, which may be extended for an additional year beyond September 11, 2014. In addition, Quest Diagnostics is expected to have a similar exclusive license with respect to our VASCLIR test for a three year period following clearance by the FDA, as well as with respect to one additional test developed by us, if and to the extent, Quest Diagnostics exercises its development option with respect to any such test on or before October 7, 2012. Consequently, our ability to generate revenue from these tests in these regions is heavily dependent on Quest Diagnostics and its ability to market and offer these tests in its clinical laboratories.

We expect that for the foreseeable future nearly all of our revenue will be derived from Quest Diagnostics and will depend on the number of OVA1 tests performed by Quest Diagnostics and the reimbursement rate for performing those tests, which are outside of our control.

We expect that nearly all of our revenues for the foreseeable future will be derived through our strategic partnership with Quest Diagnostics and will be based on the number of OVA1 tests performed by Quest Diagnostics and the reimbursement rate received by Quest Diagnostics for those tests. In November 2010, we amended our Strategic Alliance Agreement with Quest Diagnostics to provide that we are to be paid $50 for each domestic OVA1 performed by Quest Diagnostics, as well as a 33% royalty of Quest Diagnostics’ gross margin from performing OVA1 by way of a monthly payment by Quest Diagnostics to us based on Quest Diagnostics’ average reimbursement per OVA1 in the previous month. The royalty portion of our revenue is subject to adjustment, either up or down, on an annual basis within 60 days of the end of each calendar year based on Quest Diagnostics’ actual reimbursement history for that calendar year. To the extent Quest Diagnostics is not reimbursed, is reimbursed at a lower than expected rate, or has reimbursement claims rejected, the royalty amounts owed to us would be reduced. Any amounts owed by us to Quest Diagnostics will be deducted against payments owed to us in future periods. The number of tests performed by Quest Diagnostics and the amount of reimbursements received by Quest Diagnostics in any given period will be largely outside of our control. If Quest Diagnostics were to perform fewer tests or receive less reimbursement per test than expected, it could have a material adverse effect on our revenue and results of operations.

How we will recognize future revenue under the Quest Diagnostics Strategic Alliance Agreement remains uncertain and is likely to change, which could affect our revenue in future periods.

As described in more detail above, the November 2010 amendment to the Strategic Alliance agreement changed the structure and calculation of the payment to be received by us from Quest Diagnostics relating to OVA1. Given our limited commercialization history with OVA1 and with the new payment terms as well as our inability to know or control Quest Diagnostics’ reimbursement rates for OVA1, it may be difficult for us to estimate the amount of the future royalties and the size of any year-end adjustment. It is likely that we will be unable to recognize some or all of the revenue from the royalty payments to be received from Quest Diagnostics until we are better able to estimate the final royalty payment amounts and the magnitude and effect of the annual recalculation and adjustment mechanism. Accordingly, the amount of revenue we will be able to recognize in any quarter could vary significantly, and the method used to calculate that revenue could be subject to change.

Failures to reimburse OVA1 or changes in reimbursement rates by third party payers and variances in reimbursement rates could materially and adversely affect our revenues and could result in significant fluctuations in our revenues.

A significant portion of our revenues are dependent on the amount Quest Diagnostics receives from third party payers for performing OVA1. Insurance coverage and reimbursement rates for diagnostic tests are uncertain, subject to change and particularly volatile during the early stages of a newly commercialized diagnostic test. OVA1 was commercially launched in March of 2010. There remain questions as to what extent third party payers, like Medicare, Medicaid and private insurance companies will provide coverage for OVA1 and for which indications. Reimbursement rates, payment denials, appeals, and final payer determinations for OVA1 are largely out of our control, as Quest Diagnostics handles billing and reimbursement activities for all OVA1 tests performed. We are not able to predict any specific payer-level reimbursement data for OVA1 as such data is provided to us by Quest Diagnostics once a year as part of the annual revenue true-up process. We endeavor to maintain a dialogue with Quest Diagnostics regarding reimbursement issues as they arise. Quest Diagnostics has advised us that it has experienced volatility in the coverage and reimbursement of OVA1 due to contract negotiations with third party payers and implementation requirements and that the reimbursement amounts it has received from third party payers varies from payer to payer, and, in some cases, the variation could be material. Third party payers, including private insurance companies, as well as government payers such as Medicare and Medicaid, have increased their efforts to control the cost, utilization and delivery of healthcare services. These measures have resulted in reduced payment rates and decreased utilization for the diagnostic test industry. From time to time, the United States Congress has considered and implemented changes to the Medicare fee schedules in conjunction with budgetary legislation, and pricing for tests covered by Medicare is subject to change at any time. Reductions in the reimbursement rate of payers may occur in the future. Reductions in the price at which OVA1 is reimbursed could have a material adverse effect on our revenues. If we and Quest Diagnostics working collaboratively are unable to establish and maintain broad coverage and reimbursement for OVA1 or if third party payers change their coverage or reimbursement policies with respect to OVA1, our revenues could be materially and adversely affected.

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

As of March 31, 2012, we had $7,000,000 outstanding under our secured line of credit with Quest Diagnostics.

Quest Diagnostics provided us with a $10,000,000 secured line of credit, which was forgivable based upon the achievement of certain milestones related to the development, regulatory approval and commercialization of certain diagnostic tests. As of our emergence from bankruptcy under the Bankruptcy Code, certain milestones had been met and the principal balance of the secured line of credit was reduced to $7,000,000. We are in discussions with Quest Diagnostics regarding the achievement of an additional $1,000,000 forgiveness milestone that we believe is owed to us relating to OVA1 under the terms of the Strategic Alliance Agreement. The $7,000,000 secured line of credit, which is due on October 7, 2012, is secured by certain of our assets, including our patents and other intellectual property. As a result of this indebtedness, we have principal and interest payment obligations to Quest Diagnostics. The degree to which we are leveraged could, among other things:

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

Clinical testing is expensive, takes many years to complete and can have an uncertain outcome. Clinical failure can occur at any stage of the testing. Clinical trials for VASCLIR, OVA2, and other future diagnostic tests may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical and/or non-clinical testing on these tests. In addition, the results of our clinical trials may identify unexpected risks relative to safety or efficacy, which could complicate, delay or halt clinical trials, or result in the denial of regulatory approval by the FDA and other regulatory authorities.

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

Our principal competition currently comes from the many clinical options available to medical personnel involved in clinical decision making. For example, rather than ordering an OVA1 for a woman with an adnexal mass, obstetricians, gynecologists, and gynecologic oncologists may choose a different clinical option or none at all. If we are not able to convince clinicians that OVA1 provides significant improvement over current clinical practices, our ability to commercialize OVA1 would be adversely affected. Additionally, Fujirebio Diagnostics, Inc. announced in September 2011 that they have received clearance from the FDA to commercialize its Risk of Malignancy Algorithm (“ROMA”) test, a diagnostic test that uses the biomarkers CA125 and HE4 to identify masses with a high likelihood of malignancy. The ROMA test may be in direct competition with OVA1 and our revenues could be materially and adversely affected if and when the ROMA test is successfully commercialized. In addition, competitors such as Becton Dickinson, Arrayit Corporation, and Abbott Labs have publicly disclosed that they have been or are currently working on ovarian cancer diagnostic assays. Academic institutions periodically report new findings in ovarian cancer diagnostics that may have commercial value. Our failure to compete with any competitive diagnostic assay if and when commercialized could adversely affect our business.

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

The commercialization of our products could be delayed, halted or prevented by applicable FDA regulations. If the FDA were to view any of our actions as non-compliant, it could initiate enforcement actions, such as a warning letter and possible imposition of penalties. In addition, analyte specific reagents that we may provide would be subject to a number of FDA requirements, including compliance with the FDA’s Quality System Regulations (“QSR”), which establish extensive requirements for quality assurance and control as well as manufacturing procedures. Failure to comply with these regulations could result in enforcement actions for us or our potential suppliers. Adverse FDA actions in any of these areas could significantly increase our expenses and limit our revenue and profitability. We will need to undertake steps to maintain our operations in line with the FDA’s QSR requirements. Some components of OVA1 are manufactured by other companies and we are required to maintain supply agreements with these companies. If these agreements are not satisfactory to the FDA, we will have to renegotiate these agreements. Any failure to do so would have an adverse effect on our ability to commercialize OVA1. Our suppliers’ manufacturing facilities will be subject to periodic regulatory inspections by the FDA and other federal and state regulatory agencies. If and when we begin commercializing and assembling our products by ourselves, our facilities will be subject to the same inspections. We or our suppliers may not satisfy such regulatory requirements, and any such failure to do so would have an adverse effect on our commercialization efforts.

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

One aspect of our business plan is to develop diagnostic tests based on certain biomarkers, which we have the right to utilize through licenses with our academic collaborators, such as The Johns Hopkins School of Medicine, Stanford University, and the University of Texas M.D. Anderson Cancer Center. In some cases, our collaborators own the entire right to the biomarkers. In other cases, we co-own the biomarkers with our collaborators. If, for some reason, we lose our license to biomarkers owned entirely by our collaborators, we may not be able to use those biomarkers in diagnostic tests. If we lose our exclusive license to biomarkers co-owned by us and our collaborators, our collaborators may license their share of the intellectual property to a third party that may compete with us in offering diagnostic tests, which would materially adversely affect our consolidated revenues, results of operations and financial condition.

We have $7,000,000 outstanding from the secured line of credit provided by Quest Diagnostics. We will likely be responsible for full repayment of the secured line of credit on October 7, 2012.

As of March 31, 2012, we have $7,000,000 outstanding from the secured lined of credit in connection with the Strategic Alliance. Over a two-year period, we borrowed monthly increments of $417,000, totaling $10,000,000, and have paid all interest that was due. Funds from this secured line of credit were used for certain costs and expenses directly related to the Strategic Alliance, with forgiveness of the repayment obligations based upon our achievement of milestones related to the development, regulatory approval and commercialization of certain diagnostic tests. On

October 7, 2009, the Strategic Alliance Agreement was amended to extend the term of the agreement to end on the earlier of (i) October 7, 2012 and (ii) the date on which Quest Diagnostics has commercially launched three licensed laboratory tests under the Strategic Alliance. On September 11, 2009, we announced our milestone achievement of clearing OVA1 with the FDA and, effective after the emergence from bankruptcy, reduced our principal obligations under the Amended Strategic Alliance Agreement to $7,000,000. We are in discussions with Quest Diagnostics regarding the achievement of an additional $1,000,000 forgiveness milestone related to OVA1 under the terms of the Amended Strategic Alliance Agreement. However, Quest Diagnostics has not yet acknowledged that such milestone has been achieved. We will likely be responsible for the repayment of the outstanding principal amount and any unpaid interest on the secured line of credit on October 7, 2012, which could materially adversely affect our consolidated results of operations and financial condition.

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

On July 9, 2007, Molecular Analytical Systems filed a lawsuit in the Superior Court of California for the County of Santa Clara (“Superior Court”) naming Vermillion and Bio-Rad as defendants (the “State Court lawsuit”). In connection with the State Court lawsuit, MAS sought an unspecified amount of damages and alleged, among other things, that we breached our license agreement with MAS relating to SELDI technology by entering into a sublicense agreement with Bio-Rad. We filed our general denial and affirmative defenses on April 1, 2008. The State Court lawsuit was automatically stayed when we filed a Voluntary Petition for Relief under Chapter 11 in the Bankruptcy Court on March 30, 2009. MAS filed a proof of claim in the Bankruptcy Court on July 15, 2009. The proof of claim mirrored the State Court lawsuit, alleging that we breached our license agreement with MAS by transferring certain technologies to Bio-Rad without obtaining MAS’s consent. MAS listed the value of its claim as in excess of $5,000,000. On December 28, 2009, we objected to MAS’s Proof of Claim in the Bankruptcy Court. On January 7, 2010, the Bankruptcy Court confirmed our Plan of Reorganization. After the Plan of Reorganization was confirmed, MAS filed a motion with the Bankruptcy Court requesting that it abstain from hearing its proof of claim and that it grant MAS relief from the automatic stay so that MAS could proceed with the State Court lawsuit in California. Over our objection, the Bankruptcy Court granted that motion on March 16, 2010. Thereafter, the Superior Court ordered that the dispute be arbitrated before the Judicial Arbitration and Mediation Service (“JAMS”). MAS filed its demand for arbitration on September 15, 2010. The demand did not include any additional detail regarding MAS’s claims and attached the same complaint for unspecified damages that MAS filed in the Superior Court in 2007. The parties thereafter conducted discovery, and the arbitration hearing commenced on September 21, 2011. Both sides presented evidence over five hearing days ending on October 4, 2011. The parties completed post-hearing briefing on November 9, 2011 and presented closing arguments on November 11, 2011. On February 23, 2012, an interim arbitration award was issued by the Arbitrator. In the interim arbitration award, the Arbitrator denied MAS’s claim for breach of the license agreement as well as several other of MAS’s claims. The Arbitrator found that MAS was entitled to an accounting concerning our 2% royalty obligation to MAS either through February 21, 2013 or until cumulative royalty payments reach $10 million, whichever comes first, and ordered that such royalties should be based on total GAAP revenues less revenues attributable to certain excluded entities, not just SELDI-related revenues. In light of the findings of the interim arbitration award, we believe that we have a good basis for seeking reimbursement from MAS of certain fees and costs related to the arbitration proceedings. In order to resolve (i) any and all remaining royalty obligations owed to MAS from us and (ii) any and all claims for fees and costs that we have against MAS, the parties have agreed that Vermillion shall make a one-time payment to MAS of $35,000. We have submitted to JAMS a mutual stipulation consistent with that agreement and anticipate receiving by June 2012 a final arbitration award incorporating the interim arbitration award and the stipulation.

On February 28, 2012, Robert Goggin III, a stockholder of Vermillion, filed for and obtained a writ of summons in Pennsylvania state court as a precursor to filing a lawsuit against Vermillion. Mr. Goggin discontinued his proceeding without prejudice on February 29, 2012. Thereafter, on March 12, 2012, Patrick Gillespie, a purported stockholder of Vermillion, represented by the same counsel as was Mr. Goggin, filed for and obtained a writ of summons in Pennsylvania state court as a precursor to filing a lawsuit against Vermillion. On March 22, 2012, Mr. Gillespie asked the court to issue letters rogatory to permit pre-suit discovery. Mr. Gillespie discontinued his proceeding without prejudice on April 30, 2012.

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

Changes in healthcare policy - including an excise tax on medical devices - could increase our costs and impact sales of and reimbursement for our tests.

In March 2010, President Barack Obama signed the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (collectively, the “PPACA”), which makes changes that are expected to significantly impact the pharmaceutical and medical device industries. Beginning in 2013, each medical device manufacturer, producer or importer will have to pay an excise tax in an amount equal to 2.3 percent of the price for which such manufacturer sells its medical devices. The PPACA also mandates a reduction in payments for clinical laboratory services paid under the Medicare Clinical Laboratory Fee Schedule of 1.75% for the years 2011 through 2015. This adjustment is in addition to a productivity adjustment to the Clinical Laboratory Fee Schedule. In addition to the PPACA, the impact of which cannot be predicted given its recent enactment and current lack of effective implementing regulations or interpretive guidance, a number of states are also contemplating significant reform of their healthcare policies. We cannot predict whether future healthcare initiatives will be implemented at the federal or state level, or the effect any future legislation or regulation will have on us. The taxes imposed by the new federal legislation may result in decreased profits to us, and lower reimbursements by payers for our tests, all of which may adversely affect our business.

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

If we fail to meet all applicable requirements of The NASDAQ Capital Market and NASDAQ determines to delist our common stock, the market liquidity and market price of our common stock could decline, and our ability to access the capital markets could be negatively affected.

Trading of our common stock was transferred from The NASDAQ Global Market to The NASDAQ Capital Market on February 15, 2012. We made the request to transfer our listing to facilitate our continued compliance with the applicable requirements for continued listing on NASDAQ. In order to maintain the listing on The NASDAQ Capital Market, we must satisfy minimum financial and other requirements, including requirements that we maintain a minimum stockholder’s equity of $2.5 million and a minimum bid price of $1 per share. If we fail to meet all applicable requirements of The NASDAQ Capital Market and NASDAQ determines to delist our common stock, the delisting could adversely affect the market liquidity of our common stock and adversely affect our ability to obtain financing for the continuation of our operations. This delisting could also impair the value of our investors’ investment.

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

Certain of our stockholders or parties affiliated with our stockholders are attempting to aggressively involve themselves in the governance and strategic direction of our Company above and apart from normal interactions between stockholders and management. Such activism, and any related negative publicity, could result in substantial costs that negatively impact our stock price and increase its volatility. In addition, such involvement could cause a diversion of the attention of our management and Board of Directors and create perceived uncertainties with existing and potential strategic partners impacting our ability to consummate potential transactions, collaborations or opportunities in furtherance of our strategic plan. In addition, such activism could make it more difficult to attract and retain qualified personnel, customers and business partners, which could disrupt the growth of the market for OVA1, delay the development and commercialization of new tests and further adversely affect the trading price of our common stock and increase its volatility. In addition, the activists may have little or no experience in the clinical diagnostics industry or in public company oversight and governance, or they may seek to elect members to our Board of Directors with little or no experience in the clinical diagnostics industry or in public company oversight and governance, and the activists and any nominees may have a specific agenda different and apart from the majority of our stockholders. To the extent any such stockholders constitute a “group,” as used relating to Section 13 of the Exchange, by having any relationship, agreement, arrangement, affiliation or understanding among themselves, whether direct or indirect, oral or written, specific or informal, it could result in a “trigger event” under our stockholder rights plan, causing disruption and additional costs to the Company and its stockholders and increasing volatility in our stock price.

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

On February 18, 2011, we completed a follow-on public offering of our common stock in which we issued an additional 4 million shares and raised $20.2 million in net proceeds. As of March 31, 2012, we had 14,921,913 shares of our common stock outstanding and 183,604 shares of our common stock reserved for future issuance to employees, directors and consultants pursuant to our employee stock plans, which excludes 1,226,932 shares of our common stock that were subject to outstanding options. Also, as of March 31, 2012, there were 102,001 shares of restricted stock awarded to certain executive officers pursuant to the 2010 Plan that were not vested. These shares vest ratably through March 2014. In addition, as of March 31, 2012, warrants to purchase 195,012 shares of our common stock were outstanding at an exercise price of $9.25 per share.

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

ITEM 6. EXHIBITS

(a)	The following exhibits are filed with this report as indicated below:

10.1	Settlement Agreement and Release, dated February 9, 2012, incorporated by reference from Exhibit 10.51 to the Annual Report on Form 10-K filed by Vermillion, Inc. on March 27, 2012.††

10.2	Employment Agreement, dated as of April 4, 2012, by and between Vermillion, Inc. and Eric J. Schoen, incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed by Vermillion, Inc. on April 10, 2012.#

10.3	Employment Agreement, dated as of April 4, 2012, by and between Vermillion, Inc. and William Creech, incorporated by reference from Exhibit 10.2 to the Current Report on Form 8-K filed by Vermillion, Inc. on April 10, 2012.#

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and Chief Accounting Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Attached as Exhibit 101 to this report are documents formatted in XBRL (Extensible Business Reporting Language). Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, the interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Exchange Act and is otherwise not subject to liability under these sections.

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

Vermillion, Inc.

Date: May 15, 2012	/s/ Gail S. Page
Gail S. Page President and Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2012	/s/ Eric J. Schoen
Eric J. Schoen Chief Accounting Officer (Principal Financial Officer)