Form 10-K/A
period 2011-12-31
VERMILLION, INC.
filed 2012-05-30
CIK 926617

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non—Accelerated filer	☐	Smaller reporting company	☒

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

As of May 30, 2012, the Registrant had 14,936,913 shares of common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

VERMILLION, INC.

FORM 10-K/A

For the Fiscal Year Ended December 31, 2011

1

EXPLANATORY NOTE

Vermillion, Inc. (the “Company”) is filing this Amendment No. 2 to the Company’s Annual Report on Form 10-K/A (this “Amendment No. 2”) to amend the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission (the “Commission”) on March 27, 2012 (the “Annual Report”), as amended by the Company’s Amendment No. 1 to Annual Report on Form 10-K/A, filed with the Commission on April 27, 2012 (“Amendment No. 1”). The Company is filing this Amendment No. 2 in response to communications with the Commission in connection with a request for confidential treatment under Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with respect to Exhibit 10.51 (the “Exhibit”) originally filed with the Annual Report. The sole purpose of this Amendment No. 2 is to file a revised version of the Exhibit in order to disclose certain information for which confidential treatment had been previously requested and is no longer being sought by the Company and to make a corresponding update to the index to exhibits. The revised version of the Exhibit supersedes in its entirety the Exhibit as originally filed with the Annual Report.

Except for the revised Exhibit and the corresponding update to the index to exhibits, this Amendment No. 2 does not amend any other information set forth in the Annual Report. This Amendment No. 2 speaks as of the filing date of the Annual Report, does not reflect any events that may have occurred subsequent to the filing date of the Annual Report, and does not modify or update in any way any disclosures made in the Annual Report. Additionally, in connection with the filing of this Amendment No. 2 and pursuant to Rule 12b-15 of the Exchange Act, the certifications of the Company’s principal executive officer and principal financial officer are also attached as exhibits hereto. This Amendment No. 2 should be read in conjunction with the Annual Report, Amendment No. 1 and our filings with the Commission subsequent to the Annual Report.

2

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
The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Amendment No. 2 to the Annual Report on Form 10-K/A.

3

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vermillion, Inc.

Date: May 30, 2012	/s/ Gail S. Page
Gail S. Page President and Chief Executive Officer (Principal Executive Officer)

Date: May 30, 2012	/s/ Eric J. Schoen
Eric J. Schoen Chief Accounting Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Gail S. Page Gail S. Page	President and Chief Executive Officer (Principal Executive Officer)	May 30, 2012

/s/ Eric J. Schoen Eric J. Schoen	Chief Accounting Officer (Principal Financial Officer)	May 30, 2012

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

2.1	Findings of Fact, Conclusions of Law and Order Confirming Debtor’s (Vermillion Inc.’s) Second Amended Plan of Reorganization Under Chapter 11 of the Bankruptcy Code dated January 7, 2010	8-K	000-31617	2.1	January 12, 2010

3.1	Fourth Amended and Restated Certificate of Incorporation of Vermillion, Inc. dated January 22, 2010	8-K	000-31617	3.1	January 25, 2010

3.2	Third Amended and Restated Bylaws of Vermillion, Inc.	10-K	000-34810	3.2	March 27, 2012

4.1	Form of Vermillion, Inc.’s (formerly Ciphergen Biosystems, Inc.) Common Stock Certificate	S-1/A	333-32812	4.1	August 24, 2000

4.2	Preferred Shares Rights Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Continental Stock Transfer & Trust Company dated March 20, 2002	8-A	000-31617	4.2	March 21, 2002

4.3	Amendment to Rights Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Wells Fargo Bank, N.A. dated July 22, 2005	8-K	000-31617	4.4	July 28, 2005

4.4	Second Amendment to Rights Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Wells Fargo Bank, N.A. dated September 30, 2005	8-K	000-31617	4.5	October 4, 2005

4.5	Third Amendment to Rights Agreement between Vermillion, Inc. and Wells Fargo Bank, N.A., dated September 11, 2007	8-K	000-31617	10.1	September 12, 2007

10.1	1993 Stock Option Plan #	S-1	333-32812	10.3	March 20, 2000

10.2	Form of Stock Option Agreement #	S-1/A	333-32812	10.4	August 24, 2000

10.3	2000 Stock Plan and related form of Stock Option Agreement #	S-1/A	333-32812	10.5	August 4, 2000

10.4	Amended and Restated 2000 Employee Stock Purchase Plan #	10-Q	000-31617	10.6	November 14, 2007

10.5	Vermillion, Inc. 2010 Stock Incentive Plan #	8-K	000-31617	10.1	February 12, 2010

10.6	Ciphergen Biosystems, Inc. 401(k) Plan #	10-K	000-31617	10.7	March 22, 2005

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

10.7	Securities Purchase Agreement by and among Vermillion, Inc. and the purchasers party thereto dated August 23, 2007	S-1	333-146354	10.57	September 27, 2007

10.8	Form of Warrant	10-Q	000-31617	10.51	November 14, 2007

10.9	Form of Securities Purchase Agreement between Vermillion, Inc. and the purchasers party thereto dated December 24, 2009	8-K	000-31617	10.1	December 29, 2009

10.10	Employment Agreement between Sandra A. Gardiner and Vermillion, Inc. dated April 9, 2010 #	8-K	000-31617	10.1	April 22, 2010

10.11	Employment Agreement between Gail S. Page and Vermillion, Inc. dated September 28, 2010 #	8-K	000-34810	10.1	September 30, 2010

10.12	Employment Agreement between Eric T. Fung and Vermillion, Inc. dated September 28, 2010 #	8-K	000-34810	10.2	September 30, 2010

10.13	Form of Severance Agreement between key executive employees and Vermillion, Inc. #	8-K	000-31617	10.1	August 29, 2008

10.14	Form of Proprietary Information Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and certain of its employees #	S-1/A	333-32812	10.9	August 24, 2000

10.15	Consulting Agreement between Richard G. Taylor and Vermillion, Inc. dated August 26, 2008 #	8-K	000-31617	10.1	August 29, 2008

10.16	MAS License Agreement with IllumeSys Pacific, Inc. dated April 7, 1997	S-1/A	333-32812	10.23	August 24, 2000

10.17	MAS License Agreement with Ciphergen Technologies, Inc. (formerly ISP Acquisition Corporation) dated April 7, 1997	S-1	333-32812	10.24	August 24, 2000

10.18	Settlement Agreement and Mutual General Release by and among Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.), IllumeSys Pacific, Inc., Ciphergen Technologies, Inc., Molecular Analytical Systems, Inc., LumiCyte, Inc. and T. William Hutchens dated May 28, 2003 †	8-K	000-31617	99.2	June 11, 2003

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

10.19	Assignment Agreement by and among Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.), IllumeSys Pacific, Inc., Ciphergen Technologies, Inc., Molecular Analytical Systems, Inc., LumiCyte, Inc. and T. William Hutchens dated May 28, 2003 †	8-K	000-31617	99.3	June 11, 2003

10.20	License Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Molecular Analytical Systems, Inc. dated May 28, 2003 †	8-K	000-31617	99.4	June 11, 2003

10.21	Collaborative Research Agreement between University College London, UCL Biomedica plc and Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) dated September 22, 2005 †	10-K	000-31617	10.54	March 17, 2006

10.22	Distribution and Marketing Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Ciphergen Biosystems KK dated March 24, 1999	S-1/A	333-32812	10.26	September 22, 2000

10.23	Strategic Alliance Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Quest Diagnostics Incorporated dated July 22, 2005	8-K	000-31617	10.44	July 28, 2005

10.24	Amendment to Strategic Alliance Agreement between Vermillion, Inc. and Quest Diagnostics Incorporated dated October 7, 2009	8-K	000-31617	10.2	October 21, 2009

10.25	Amendment to Strategic Alliance Agreement between Vermillion, Inc. and Quest Diagnostics Incorporated dated November 10, 2010	8-K	000-34810	10.1	November 12, 2010

10.26	Amendment No. 5 to Strategic Alliance Agreement by and among Vermillion, Inc. and Quest Diagnostics Incorporated and Quest Diagnostics India Private Limited, dated April 2, 2011†	10-Q	001-34810	10.1	May 10, 2011

10.27	Stock Purchase Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Quest Diagnostics Incorporated dated July 22, 2005	8-K	000-31617	10.45	July 28, 2005

10.28	Warrant between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Quest Diagnostics Incorporated dated July 22, 2005	8-K	000-31617	10.46	July 22, 2005

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

10.29	Amendment to Warrant between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Quest Diagnostics Incorporated dated August 29, 2007	8-K	000-31617	10.2	August 29, 2007

10.30	Letter Agreement between Vermillion, Inc. and Quest Diagnostics Incorporated dated August 29, 2007	S-1	333-146354	10.38	September 27, 2007

10.31	Credit Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Quest Diagnostics Incorporated dated July 22, 2005	8-K	000-31617	10.47	July 28, 2005

10.32	Debtor-In-Possession Credit and Security Agreement between Vermillion, Inc. and Quest Diagnostics Incorporated dated October 7, 2009	8-K	000-31617	10.1	October 21, 2009

10.33	Memorialization Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Quest Diagnostics Incorporated dated January 12, 2006	S-1	333-146354	10.40	September 27, 2007

10.34	Patent Security Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Quest Diagnostics Incorporated dated July 22, 2005	8-K	000-31617	10.48	July 28, 2005

10.35	Asset Purchase Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Bio-Rad Laboratories, Inc. dated August 14, 2006	14a	000-31617	Annex A	September 12, 2006

10.36	Amendment to Asset Purchase Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Bio-Rad Laboratories, Inc. dated November 13, 2006	S-1	333-146354	10.47	September 27, 2007

10.37	Stock Purchase Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Bio-Rad Laboratories, Inc. dated November 13, 2006	S-1	333-146354	10.48	September 27, 2007

10.38	Transition Services Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Bio-Rad Laboratories, Inc. dated November 13, 2006 †	S-1/A	333-146354	10.53	November 27, 2007

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

10.39	Amendment No. 1 to Transition Services Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Bio-Rad Laboratories, Inc. dated May 11, 2007	S-1	333-146354	10.50	September 27, 2007

10.40	Amendment No. 2 to Transition Services Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Bio-Rad Laboratories, Inc. dated June 15, 2007	S-1	333-146354	10.51	September 27, 2007

10.41	Manufacture and Supply Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Bio-Rad Laboratories, Inc. dated November 13, 2006 †	S-1/A	333-146354	10.56	November 27, 2007

10.42	Amendment No. 1 to Manufacture and Supply Agreement between Vermillion, Inc. and Bio-Rad Laboratories, Inc. dated August 27, 2007	S-1	333-146354	10.53	September 27, 2007

10.43	Cross License Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Bio-Rad Laboratories, Inc. dated November 13, 2006 †	S-1/A	333-146354	10.58	November 27, 2007

10.44	Sublicense Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Bio-Rad Laboratories, Inc. dated November 13, 2006	S-1	333-146354	10.13	September 27, 2007

10.45	Letter Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Bio-Rad Laboratories, Inc. dated November 13, 2006	S-1	333-146354	10.55	September 27, 2007

10.46	Sublease Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Bio-Rad Laboratories, Inc. dated November 13, 2006 †	S-1/A	333-146354	10.60	November 27, 2007

10.47	Exclusive Distribution Agreement between Vermillion, Inc. and Pronto Diagnostics Ltd., dated August 1, 2011†	10-Q	001-34810	10.1	August 9, 2011

10.48	Consulting Agreement between Vermillion, Inc. and Bruce A. Huebner, dated June 17, 2011#	10-Q	001-34810	10.2	August 9, 2011

10.49	Consulting Agreement between Vermillion, Inc. and Eric T. Fung, dated November 4, 2011#	10-Q	001-34810	10.1	November 9, 2011

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

10.50	Asset Purchase Agreement between Vermillion, Inc. and Correlogic Systems, Inc., dated November 8, 2011	10-K	000-34810	10.50	March 27, 2012

10.51	Settlement Agreement and Release between Vermillion, Inc. and Oppenheimer & Co., Inc., dated February 9, 2012	10-K	000-34810	10.51		✓

10.52	Employment Agreement between Vermillion, Inc. and Eric J. Schoen, dated April 4, 2012#	8-K	000-34810	10.1	April 10, 2012

10.53	Employment Agreement between Vermillion, Inc. and William Creech, dated April 4, 2012#	8-K	000-34810	10.2	April 10, 2012

14.1	Code of Ethics	8-K	001-34810	14.1	December 7, 2010

21.0	Subsidiaries of Registrant	10-K	001-34810	21.0	March 27, 2012

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm	10-K	001-34810	23.1	March 27, 2012

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					✓

31.2	Certification of the Chief Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					✓

32.1	Certification of the Chief Executive Officer and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					(1)

101.INS	XBRL Instance Document	10-K	001-34810	101	March 27, 2012

101.SCH	XBRL Taxonomy Extension Schema Document	10-K	001-34810	101	March 27, 2012

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	10-K	001-34810	101	March 27, 2012

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	10-K	001-34810	101	March 27, 2012

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	10-K	001-34810	101	March 27, 2012

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	10-K	001-34810	101	March 27, 2012

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

(1)	Furnished herewith

#	Management contracts or compensatory plan or arrangement.
†	Confidential treatment has been granted with respect to certain provisions of this agreement. Omitted portions have been filed separately with the Commission.