Form 10-Q
period 2012-06-30
VERMILLION, INC.
filed 2012-08-14
CIK 926617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2012.

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

As of July 31, 2012, the Registrant had 15,040,913 shares of common stock, par value $0.001 per share, outstanding.

VERMILLION, INC.

FORM 10-Q

Vermillion, OVA1, OvaCalc, and OvaCheck are registered trademarks of Vermillion, Inc. ProteinChip is a registered trademark of Bio-Rad Laboratories, Inc.

PART I - FINANCIAL INFORMATION

ITEM 1.	UNAUDITED FINANCIAL STATEMENTS

Vermillion, Inc.

Consolidated Balance Sheets

(Amounts in Thousands, Except Share and Par Value Amounts)

(Unaudited)

	June 30,	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$18,290	$22,477
Accounts receivable	107	99
Prepaid expenses and other current assets	335	317

Total current assets	18,732	22,893
Property and equipment, net	186	216
Other assets	—	2

Total assets	$18,918	$23,111

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$582	$1,331
Accrued liabilities	2,321	2,592
Short-term debt	7,000	7,000
Deferred revenue	853	553

Total current liabilities	10,756	11,476
Deferred revenue	997	1,224
Other liabilities	—	52

Total liabilities	11,753	12,752

Commitments and contingencies (Note 5)

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding at June 30, 2012 and December 31, 2011, respectively	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized at June 30, 2012 and December 31, 2011; 15,040,913 and 14,900,831 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	15	15
Additional paid-in capital	327,353	326,796
Accumulated deficit	(320,049)	(316,299)
Accumulated other comprehensive loss	(154)	(153)

Total stockholders’ equity	7,165	10,359

Total liabilities and stockholders’ equity	$18,918	$23,111

See accompanying notes to the consolidated financial statements.

Vermillion, Inc.

Consolidated Statements of Operations

(Amounts in Thousands, Except Share and Per Share Amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue:
Product	$208	$191	$406	$508
License	113	113	227	227

Total revenue	321	304	633	735

Cost of revenue:
Product	28	37	66	79

Total cost of revenue	28	37	66	79

Gross profit	293	267	567	656
Operating expenses:
Research and development(1)	1,002	1,631	1,454	2,849
Sales and marketing(2)	1,122	1,503	2,640	2,821
General and administrative(3)	1,840	2,730	2,308	5,030

Total operating expenses	3,964	5,864	6,402	10,700

Loss from operations	(3,671)	(5,597)	(5,835)	(10,044)

Interest income	8	21	16	37
Interest expense	(66)	(115)	(131)	(230)
Gain on sale of instrument business	1,780	—	1,780	—
Gain on litigation settlement, net	—	—	379	—
Change in fair value of warrants	—	35	—	342
Reorganization items	—	(16)	88	(32)
Other income (expense), net	(25)	(41)	(47)	(77)

Loss before income taxes	(1,974)	(5,713)	(3,750)	(10,004)
Income tax benefit (expense)	—	—	—	—

Net loss	$(1,974)	$(5,713)	$(3,750)	$(10,004)

Net loss per share - basic and diluted	$(0.13)	$(0.39)	$(0.25)	$(0.73)

Comprehensive loss	$(1,973)	$(5,712)	$(3,751)	$(10,004)

Weighted average common shares used to compute basic and diluted net loss per common share	14,957,224	14,736,939	14,930,339	13,645,520

Non-cash stock-based compensation expense included in operating expenses:
(1) Research and development	$40	$203	$74	$409
(2) Sales and marketing	57	39	93	82
(3) General and administrative	314	1,050	384	2,053

See accompanying notes to the consolidated financial statements.

Vermillion, Inc.

Consolidated Statements of Cash Flows

(Amounts in Thousands)

(Unaudited)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(3,750)	$(10,004)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrants	—	(342)
Non-cash license revenue	(227)	(227)
Depreciation and amortization	42	34
Loss on sale and disposal of property and equipment	2	—
Stock-based compensation expense	544	2,544
Warrants issued for services	7	—
Gain from sale of instrument business to Bio-Rad	(1,780)	—
Changes in operating assets and liabilities:
Accounts receivable	(8)	21
Prepaid expenses and other assets	(16)	359
Accounts payable, accrued liabilities and other liabilities	(1,040)	1,231
Deferred revenue	300	(49)
Reorganization Items	(32)	(338)

Net cash used in operating activities	(5,958)	(6,771)

Cash flows from investing activities:
Proceeds from the sale of instrument business to Bio-Rad	1,780	—
Purchase of property and equipment	(14)	(93)

Net cash provided by (used in) investing activities	1,766	(93)

Cash flows from financing activities:
Proceeds from sale of common stock, net of issuance costs	—	20,206
Proceeds from issuance of common stock from exercise of stock options	6	28

Net cash provided by financing activities	6	20,234

Effect of exchange rate changes on cash and cash equivalents	(1)	1

Net (decrease) increase in cash and cash equivalents	(4,187)	13,371
Cash and cash equivalents, beginning of period	22,477	22,914

Cash and cash equivalents, end of period	$18,290	$36,285

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$132	$231

See accompanying notes to the consolidated financial statements.

Vermillion, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1.	ORGANIZATION, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

Organization

Vermillion, Inc. (“Vermillion”; Vermillion and its wholly-owned subsidiaries are collectively referred to as “we” or the “Company”) is incorporated in the state of Delaware, and is engaged in the business of developing and commercializing diagnostic tests in the fields of oncology, vascular medicine and women’s health. On March 9, 2010, we commercially launched our flagship product, OVA1™. We distribute OVA1 through Quest Diagnostics Incorporated (“Quest Diagnostics”), a related party, which has the non-exclusive right to commercialize OVA1 on a worldwide basis, with exclusive commercialization rights in the clinical reference lab marketplace in the United States, India, Mexico, and the United Kingdom beginning on the date OVA1 was first commercialized and ending on the fifth anniversary of the date that OVA1 was cleared by the United States Food and Drug Administration (the “FDA”), with the right to extend the exclusivity period for one additional year.

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

The unaudited consolidated financial statements and related disclosures have been prepared with the presumption that users of the interim unaudited consolidated financial statements have read or have access to the audited consolidated financial statements for the preceding fiscal year. The consolidated balance sheet at December 31, 2011 has been derived from the audited consolidated financial statements at that date but does not include all the information and footnotes required by GAAP. Accordingly, these unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2011, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 27, 2012, as amended by our Amendment No. 1 to Annual Report on Form 10-K/A filed with the SEC on April 27, 2012 and Amendment No. 2 to Annual Report on Form 10-K/A filed with the SEC on May 30, 2012.

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

Significant Accounting and Reporting Policies

We have made no significant changes in our critical accounting policies and significant estimates from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the SEC on March 27, 2012, as amended by our Amendment No. 1 to Annual Report on Form 10-K/A filed with the SEC on April 27, 2012 and Amendment No. 2 to Annual Report on Form 10-K/A filed with the SEC on May 30, 2012.

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

Reorganization Items

Professional advisory fees and other costs directly associated with our reorganization are reported separately as reorganization items pursuant to ASC 852. Professional fees include legal fees undertaken as part of the reorganization process. Certain expenses incurred by non-debtors are paid by the Company and are reported as reorganization items. The reorganization items in the consolidated statement of operations for the three and six months ended June 30, 2012 and 2011 consisted of the following items:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2012	2011	2012	2011
Debtors reorganization items
Professional fees associated with bankruptcy proceedings	$—	$15	$15	$31
Gain on adjustment of allowed claims	—	—	(103)	—

Total debtors reorganization items	—	15	(88)	31
Non-Debtors reorganization items
Professional fees associated with bankruptcy proceedings	—	1	—	1

Total reorganization items	$—	$16	$(88)	$32

3.	RECENT ACCOUNTING PRONOUNCEMENTS

Comprehensive Income – In June 2011, the FASB issued new guidance on the presentation of comprehensive income. Specifically, the new guidance allows an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive, statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220) – Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05, which defers the effective date of those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments. We adopted these pronouncements in the first quarter of 2012, and it did not effect on our financial position or results of operations but impacted the way we present comprehensive income.

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

We achieved the milestone for FDA clearance of the first diagnostic test kit when OVA1 was cleared by the FDA in September 2009 and the principal on the secured line of credit was reduced by $3,000,000 to $7,000,000. The outstanding principal balance of this secured line of credit was $7,000,000 at June 30, 2012 and December 31, 2011. We are currently in discussions with Quest Diagnostics regarding the achievement of an additional $1,000,000 forgiveness milestone related to OVA1 under the terms of the Strategic Alliance Agreement. However, Quest Diagnostics has not acknowledged that such milestone has been achieved.

5.	COMMITMENTS AND CONTINGENCIES

In June 2010, we entered into non-cancelable facility leases for facilities located in Austin, Texas through May 2012 and Mountain View, California through August 2012. The combined annual base rent for these facilities is $129,000 per year, prorated for partial years. In March 2012, we amended the Austin, Texas lease on the same terms and extended the term to May 31, 2013. On July 5, 2012, we terminated our Mountain View, California lease and exited the facility without incurring any early termination costs or penalties. The annual base rent for our Austin, Texas facility is $94,000 per year.

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

MAS listed the value of its claim as in excess of $5,000,000. On December 28, 2009, we objected to MAS’s Proof of Claim in the Bankruptcy Court. On January 7, 2010, the Bankruptcy Court confirmed our Plan of Reorganization. After the Plan of Reorganization was confirmed, MAS filed a motion with the Bankruptcy Court requesting that it abstain from hearing its proof of claim and that it grant MAS relief from the automatic stay so that MAS could proceed with the State Court lawsuit in California. Over our objection, the Bankruptcy Court granted that motion on March 16, 2010. Thereafter, the Superior Court ordered that the dispute be arbitrated before the Judicial Arbitration and Mediation Service (“JAMS”). MAS filed its demand for arbitration on September 15, 2010. The demand did not include any additional detail regarding MAS’s claims and attached the same complaint for unspecified damages that MAS filed in the Superior Court in 2007. The parties thereafter conducted discovery, and the arbitration hearing commenced on September 21, 2011. Both sides presented evidence over five hearing days ending on October 4, 2011. The parties completed post-hearing briefing on November 9, 2011 and presented closing arguments on November 11, 2011. On February 23, 2012, an interim arbitration award was issued by the Arbitrator. In the interim arbitration award, the Arbitrator denied MAS’s claim for breach of the license agreement as well as several other of MAS’s claims. The Arbitrator found that MAS was entitled to an accounting concerning our 2% royalty obligation to MAS either through February 21, 2013 or until cumulative royalty payments reach $10 million, whichever comes first, and ordered that such royalties should be based on total GAAP revenues less revenues attributable to certain excluded entities, not just SELDI-related revenues. Subsequently, the parties agreed to resolve (i) any and all remaining royalty obligations owed to MAS from us and (ii) any and all claims for fees and costs that we had against MAS in return for Vermillion making a one-time payment to MAS of $35,000. We submitted to JAMS a mutual stipulation consistent with that agreement and the Arbitrator entered a final arbitration award incorporating that stipulation on May 21, 2012. At our request, the Superior Court (i) confirmed the final arbitration award and (ii) entered the final arbitration award as the final judgment in this case on July 26, 2012.

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

In connection with the Instrument Business Sale, we entered into a letter agreement with Bio-Rad pursuant to which we agreed to indemnify Bio-Rad and its subsidiaries with respect to certain payments made by Bio-Rad in connection with the termination of employees of its former subsidiary in the United Kingdom in the six-month period immediately following the Instrument Business Sale. On May 4, 2007, Bio-Rad delivered a claim for indemnification under the agreement for $307,000, which was paid out of the $2,000,000 held in escrow. From the amounts held back and interest thereon, $1,830,000 was being held in escrow as of March 31, 2012 to serve as security for us to fulfill certain obligations.

In August 2009, Bio-Rad also filed a proof of claim in the bankruptcy case for indemnification of the MAS lawsuit. Management has subsequently received a final arbitration ruling from JAMS and settled the MAS claim. At our request, the Superior Court (i) confirmed the final arbitration award and (ii) entered the final arbitration award as the final judgment in this case on July 26, 2012. Thus, we believe that the possibility of any material loss from the indemnification of the MAS lawsuit is remote.

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

In April 2012, we resolved the four contract claims made by Bio-Rad arising from the Instrument Business Sale. In exchange for a final settlement of these non-contingent claims, Bio-Rad received $700,000 from the escrow account established by the Company for the sale transaction, the Company was returned approximately $1,080,000 from the escrow account, and $50,000 remains in escrow as security for Bio-Rad’s contingent indemnity claim in respect to the State Court lawsuit. We reversed $375,000 of general and administrative expense accrued in previous periods during the three months ended March 31, 2012; representing the accrued estimated liability in excess of the $700,000 settlement amount. We recognized the resulting gain on sale of instrument business of $1,780,000 from the release of the escrow account during the three months ended June 30, 2012.

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

Robert Goggin and György Bessenyei Litigation

On May 25, 2012, György B. Bessenyei and Robert S. Goggin, III, both stockholders of Vermillion, filed a verified complaint in the Delaware Court of Chancery against Vermillion, each current member of our Board of Directors, and Gail S. Page. On June 1, 2012, Mr. Bessenyei and Mr. Goggin filed an amended verified complaint that was substantially similar to the verified complaint. The amended verified complaint contains the following causes of action: breach of fiduciary duty under two standards, declaratory relief, preliminary injunctive relief, and permanent injunctive relief. The allegations in the amended verified complaint challenge the recent adoption by the Board of Directors of an amendment to our bylaws eliminating the board seat formerly held by Ms. Page. As previously disclosed by Vermillion, on May 15, 2012, Ms. Page was terminated without cause as Vermillion’s President and CEO, and, upon her termination, Ms. Page resigned her seat on the Board of Directors. For a variety of reasons, including an effort to streamline Vermillion’s organization and extend its cash runway, the Board of Directors amended our bylaws to eliminate the vacant board seat, thereby reducing the size of the Board of Directors from seven to six members. This effort to streamline Vermillion’s organization had begun in January 2012, when the Board of Directors amended the bylaws to eliminate an additional (eighth) seat on the Board of Directors. Mr. Bessenyei and Mr. Goggin claim that the Board of Directors’ decision to eliminate the seat on May 15, 2012 was a breach of its fiduciary duties, alleging that the Board of Directors’ actions were intended to prevent Mr. Bessenyei’s and Mr. Goggin’s nominees from both being able to be elected to the Board of Directors, and to entrench the Board of Directors’ current members. Among other things, Mr. Bessenyei and Mr. Goggin seek to have the Court declare null and void the May 15, 2012 amendment to the bylaws, and award to Mr. Bessenyei and Mr. Goggin the costs and fees incurred by them in the action. Vermillion and the individual defendants dispute the allegations and are vigorously defending the action.

The parties negotiated a scheduling order, which was approved on June 6, 2012, setting trial in this expedited action to start on July 31, 2012. On June 13, 2012, Vermillion and the other defendants filed an answer. The parties then engaged in extensive discovery, including document production, service of interrogatory responses, and the taking of depositions. On July 26, 2012, Vermillion and the other defendants filed a motion to dismiss the case. The Court has continued the trial date to consider full briefing and argument on the motion to dismiss prior to re-scheduling a trial, if any is necessary.

The case has been tendered to our insurance carrier for applicable coverage. General and administrative expenses for the three and six months ended June 30, 2012 are net of approximately $335,000 of legal fees incurred which are considered probable of being covered expenses under our insurance policy and are expected to be paid directly by the insurance carrier.

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

6.	COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss as of June 30, 2012 and December 31, 2011 were as follows:

	June 30,	December 31,
(in thousands)	2012	2011
Cumulative translation adjustment	$(154)	$(153)

	$(154)	$(153)

Comprehensive loss for the three and six months ended June 30, 2012 and 2011 was as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2012	2011	2012	2011
Net loss	$(1,974)	$(5,713)	$(3,750)	$(10,004)
Foreign currency translation adjustment	1	1	(1)	—

Comprehensive loss	$(1,973)	$(5,712)	$(3,751)	$(10,004)

7.	EMPLOYEE BENEFITS PLANS

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

Stock-Based Compensation

Employee Stock-based Compensation Expense

During the three and six months ended June 30, 2012, we did not grant any restricted share units to our executive officers. During the three and six months ended June 30, 2011, we granted none and 177,000 restricted share units to our executive officers having a fair value of $724,000 and vesting on a quarterly basis over a three-year period beginning in March 2011. We distributed 12,750 and 25,499 shares of common stock to our executive officers during the three and six months ended June 30, 2012 per the terms of the restricted share unit grant.

During the three and six months ended June 30, 2012, we granted 197,500 restricted stock units to our Board of Directors as compensation for their services during 2012. This restricted stock has a fair value of $393,000 and vests 50% on June 1, 2012 and 25% each on September 1, 2012 and December 1, 2012. During the three and six months ended June 30, 2011, we granted none and 87,800 restricted stock units with a fair value of $347,000 to our Board of Directors as compensation for their services during 2011. We distributed 106,250 shares of common stock to our Board of Directors during the three months ended June 30, 2012 per the terms of the restricted share unit grant.

We granted stock options to purchase 1,500 and 456,800 shares of common stock with an average exercise price of $2.20 and $1.62 during the three and six months ended June 30, 2012, respectively. We granted stock options to purchase 6,000 and 36,430 shares of common stock with an average exercise price of $5.16 and $4.30 during the three and six months ended June 30, 2011, respectively.

The allocation of employee stock-based compensation expense by functional area for the three and six months ended June 30, 2012 and 2011 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2012	2011	2012	2011
Research and development	$36	$203	$63	$409
Sales and marketing	57	39	93	82
General and administrative	301	1,050	369	2,053

Total	$394	$1,292	$525	$2,544

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

The stock-based compensation expense will fluctuate as the fair market value of our common stock fluctuates. In connection with stock options and warrants relating to non-employees, we recorded non-employee stock-based compensation allocated by functional area for the three and six months ended June 30, 2012 and 2011 as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2012	2011	2012	2011
Research and development	$4	$—	$11	$—
Sales and marketing	—	—	—	—
General and administrative	13	—	15	—

Total	$17	$—	$26	$—

8.	COMMON STOCK

Common Stock Warrants

At June 30, 2012 and 2011, we had warrants outstanding to purchase 195,012 shares of common stock that are subject to fair value measurement on a recurring basis. These warrants expire in August 2012. The fair value of these common stock warrants for the three and six months ended June 30, 2012 and 2011 was determined using a Black-Scholes valuation model with Level 3 inputs.

For the three and six months ended June 30, 2012, there was no income relating to changes in fair value of the common stock warrant liabilities. For the three and six months ended June 30, 2011, income relating to changes in fair value of the common stock warrant liabilities totaled $35,000 and $342,000, respectively. The following table is a reconciliation of the warrant liability measured at fair value using Level 3 inputs for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2012	2011	2012	2011
Balance at beginning of period	$—	$71	$—	$378
Change in fair value of common stock warrants	—	(35)	—	(342)

Balance at end of period	$—	$36	$—	$36

On May 1, 2012, we issued warrants to purchase up to 21,000 shares of our common stock with an exercise price of $3.18 per share and an expiration date of April 30, 2014 to a vendor in exchange for services. The warrants vest pro-rata on a monthly basis over a six month period. The value of the warrants as determined by the Black-Sholes model was not significant and is classified as equity.

9.	LOSS PER SHARE

We calculate basic loss per share using the weighted average number of common shares outstanding during the period. Because we are in a net loss position, diluted loss per share is calculated using the weighted average number of common shares outstanding and excludes the effects of 1,641,591 and 1,710,741 potential common shares as of June 30, 2012 and 2011, respectively, that are antidilutive. Potential common shares include incremental shares of common stock issuable upon the exercise of outstanding stock options, common stock warrants, restricted stock awards and common shares issuable upon conversion of all convertible senior notes.

10.	RELATED PARTY TRANSACTIONS

Quest Diagnostics

Quest Diagnostics is a stockholder and the holder of our secured line of credit (see Note 4). Accounts receivable from Quest Diagnostics under the Strategic Alliance Agreement totaled $105,000 and $85,000 at June 30, 2012 and December 31, 2011, respectively.

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

We concentrate our development of novel diagnostic tests in the fields of oncology, vascular medicine and women’s health, with an initial focus on ovarian cancer. We also intend to address clinical questions related to early disease detection, treatment response, monitoring of disease progression, prognosis and others through collaborations with leading academic and research institutions.

Our lead product, OVA1, was cleared by the FDA on September 11, 2009 and is currently being offered through Quest Diagnostics. OVA1 addresses a clear, unmet clinical need, namely the pre-surgical identification of women who are at high risk of having a malignant ovarian tumor. Numerous studies have documented the benefit of referral of these women to gynecologic oncologists for their initial surgery. Prior to the clearance of OVA1, no blood test had been cleared by the FDA for physicians to use in the pre-surgical management of ovarian adnexal masses. OVA1 is a qualitative serum test that utilizes five well-established biomarkers and proprietary FDA-cleared software to determine the likelihood of malignancy in women over age 18, with a pelvic mass for whom surgery is planned. OVA1 was developed through large clinical studies in collaboration with numerous academic medical centers encompassing over 2,500 clinical samples. OVA1 was fully validated in a prospective multi-center clinical trial encompassing 27 sites reflective of the diverse nature of the clinical centers at which ovarian adnexal masses are evaluated. The results of the clinical trial demonstrated that in a clinical cohort of 516 patients, OVA1, in conjunction with clinical evaluation, was able to identify 95.6% (154/161) of the malignant ovarian tumors overall, and to rule out malignancy with a negative predictive value of 94.6% (123/130). At the 2010 International Gynecologic Cancer Society Meeting, data were presented demonstrating the high sensitivity of OVA1 for epithelial ovarian cancers; OVA1 detected 95/96 epithelial ovarian cancer cases for a sensitivity of 99.0%, including 40/41 stage I and stage II epithelial ovarian cancers, for an overall sensitivity of 97.6% for early stage epithelial ovarian cancers, as compared to 65.9% for CA125 using the American Congress of Obstetricians and Gynecologists cutoffs. The improvement in sensitivity was even greater among premenopausal women; for OVA1, sensitivity for early stage epithelial ovarian cancer was 92.9% and for CA125, sensitivity was 35.7%. Overall, OVA1 detected 76% of malignancies missed by CA125, including all advanced stage malignancies. OVA1 is not indicated for use as a screening or stand-alone diagnostic assay.

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

In October 2011, we announced positive top-line results from the intended use study for the detection of PAD. The goals of the study were to validate the markers described in earlier publications (Circulation,

2007 and Vascular Medicine, 2008) and to develop and validate a biomarker panel applicable to the intended use population. A poster with study results was presented at the Society for Vascular Medicine’s 23rd Annual Scientific Sessions, in Minneapolis, Minnesota in June 2012. In addition, a manuscript has been submitted for publication on the intended use study.

We also continue research aimed at expanding our ovarian cancer franchise. These efforts continue on two fronts. First, our testing of biomarkers for inclusion in ovarian cancer panels continues with our academic partners at The Johns Hopkins School of Medicine. These efforts have been aided by the intellectual property and samples acquired in December 2011 from Correlogic Systems, Inc., adding to our expanding portfolio of proprietary, patented biomarkers for ovarian cancer. Second, we conducted a productive focus group with over a dozen gynecologic oncologists during the SGO Annual Meeting held in Austin in March 2012. Their creative and insightful feedback will assist in assessing numerous options for new ovarian cancer product line extensions, targeting patient segments not included in current OVA1 claims. These are expected to feed our pipeline and expand the ovarian cancer franchise in which we already enjoy a leadership position.

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

In January 2012, the Department of Defense added OVA1 to their Quest Diagnostics lab services contract, giving more than 45 military medical centers in the U.S. and numerous military medical clinics and facilities around the world access to OVA1 for the first time. Approximately 1.4 million uniformed service members now have access to OVA1 through the Quest Diagnostics lab services contract with the Department of Defense.

The Medicare contractor Highmark Medicare Services has been covering OVA1 in its reimbursement program since March 2010. There are currently twenty-seven independent BlueCross BlueShield plans, representing approximately 47 million lives, provide coverage for OVA1. In total, including Medicare, the Department of Defense and other private payers, approximately 95 million patients have access and coverage for OVA1. The Company and Quest Diagnostics are pursuing coverage from additional payers.

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

On May 15, 2012, we announced our CEO succession plan beginning the process of identifying a successor to Gail S. Page, president and CEO. Our Board of Directors has formed a search committee, with the goal of completing the search by September 2012. As part of the leadership succession plan, Ms. Page resigned from the Board of Directors.

On June 15, 2012, we announced that results of the recent PAD multi-marker intended use study were presented at the Society for Vascular Medicine’s 23rd Annual Scientific Sessions, in Minneapolis, Minnesota. This meeting hosted the nation’s leading vascular medicine specialists, and included sessions on PAD guidelines, policy trends, and advances in the diagnosis and treatment of vascular diseases.

The poster presented to the meeting was authored by Professor of Medicine and Associate Director of Stanford Cardiovascular Institute Dr. John Cooke, together with colleagues at the University of Colorado and is entitled “Results of a Biomarker Screen to Identify Peripheral Artery Disease.” It reported the results of a multi-center clinical study involving 1,025 subjects, prospectively enrolled from the PAD at-risk population of subjects aged 70 or older, and diabetics and smokers 50 or older.

Different multi-marker algorithms were evaluated in patients with or without PAD, in comparison with the Framingham Risk Score (FRS). The multi-marker models were also assessed for their ability to identify PAD in patients below the high-risk FRS cutoff. The best model demonstrated a c-statistic of 0.73 and more importantly, identified 17 of 20 (85%) of patients missed by the FRS high-risk cutoff.

On July 30, 2012, we announced positive results from a new prospective, multi-center clinical study of our ovarian cancer diagnostic OVA1®. The study, referred to as OVA500, was led by Dr. Robert E. Bristow, director of Gynecologic Oncology Services at University of California Irvine Healthcare in Orange, California, and deputy editor of the journal Gynecologic Oncology.

The OVA500 study confirms and extends the pioneering work of Dr. Fred Ueland published last year. It was a prospective, multi-institutional, blinded study with a new cohort of 494 patients representing the intended use population for OVA1: female patients who were scheduled to undergo surgery for an adnexal mass, enrolled from non-gynecologic oncology practices via 27 study coordination centers.

All adnexal tumor types were included in the statistical analysis of test performance. The primary objective was to assess the performance of OVA1 in the intended use population with a focus on two particularly challenging subgroups: women with early-stage ovarian cancer, where approximately half of patients have a normal CA125 level, and pre-menopausal women, where the incidence of ovarian cancer is low and incidence of benign cysts is high.

Top-line data from the study are as follows:

Overall Performance of OVA1

•	Negative predictive value was reported at 98%

•	Sensitivity was reported at 96%

•	Specificity was reported at 51%

Performance in the Pre-menopausal Population

•	Sensitivity was reported at 94%

Performance for Early-Stage Ovarian Cancer (I and II)

•	Sensitivity was reported at 91%

OVA1 as a Risk Stratification Test (OVA1 score versus cutoff, independent of physician assessment)

•	Sensitivity was reported at 92% overall:

•	91% for early-stage disease

•	94% for pre-menopausal patients

•	91% for stage I and II in pre-menopausal women with a specificity of 61%

Critical Accounting Policies and Significant Estimates

We have made no significant changes in our critical accounting policies and significant estimates from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the SEC on March 27, 2012, as amended by our Amendment No. 1 to Annual Report on Form 10-K/A filed with the SEC on April 27, 2012 and Amendment No. 2 to Annual Report on Form 10-K/A filed with the SEC on May 30, 2012.

Recent Accounting Pronouncements

Comprehensive Income – In June 2011, the FASB issued new guidance on the presentation of comprehensive income. Specifically, the new guidance allows an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220) – Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05, which defers the effective date of those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments. We adopted these pronouncements in the first quarter of 2012, and it did not effect on our financial position or results of operations but impacted the way we present comprehensive income.

Results of Operations - Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

The selected summary financial and operating data of Vermillion for the three months ended June 30, 2012 and 2011 were as follows:

	Three Months Ended June 30,		Increase (Decrease)
(dollars in thousands)	2012	2011	Amount	%
Revenue:
Product	$208	$191	$17	9
License	113	113	—	—

Total revenue	321	304	17	6
Cost of revenue:
Product	28	37	(9)	(24)

Total cost of revenue	28	37	(9)	(24)

Gross profit	293	267	26	10
Operating expenses:
Research and development	1,002	1,631	(629)	(39)
Sales and marketing	1,122	1,503	(381)	(25)
General and administrative	1,840	2,730	(890)	(33)

Total operating expenses	3,964	5,864	(1,900)	(32)
Loss from operations	(3,671)	(5,597)	1,926	(34)

Interest income	8	21	(13)	(62)
Interest expense	(66)	(115)	49	(43)
Gain on sale of instrument business	1,780	—	1,780	—
Change in fair value of warrants	—	35	(35)	—
Reorganization items	—	(16)	16	—
Other expense, net	(25)	(41)	16	(39)

Loss before income taxes	(1,974)	(5,713)	3,739	(65)
Income tax benefit (expense)	—	—	—	—

Net loss	$(1,974)	$(5,713)	$3,739	(65)

Product Revenue. Product revenue was $208,000 for the three months ended June 30, 2012 compared to $191,000 for the same period in 2011. We recognized product revenue for the three months ended June 30, 2012 for the sale of OVA1 through Quest Diagnostics. Quest Diagnostics performed approximately 4,150 OVA1 tests during the three months ended June 30, 2012 compared to approximately 3,920 tests for the same period in 2011. Product revenue increased $17,000 for the three months ended June 30, 2012 compared to the same period in 2011 due to the increased volume of tests. We commercially launched OVA1 on March 9, 2010 and product revenue for the three months ended June 30, 2012 was substantially derived from domestic sales of OVA1.

Research and Development Expenses. Research and development expenses represent costs incurred to develop our technology and carry out clinical studies, and include personnel-related expenses, regulatory costs, reagents and supplies used in research and development laboratory work, infrastructure expenses, including allocated facility occupancy and information technology costs, contract services and other outside costs. Research and development expenses also include costs related to activities performed under contracts with our collaborators and strategic partners. Research and development expenses decreased by $629,000, or 39%, for the three months ended June 30, 2012 compared to the same period in 2011. This decrease was due primarily to a $410,000 decrease in clinical trial costs for the ongoing development of our ovarian cancer franchise and our PAD program as our PAD intended use study was completed in 2011. The clinical trial cost decrease was net of $524,000 of expenses, including start-up costs, for our OVA1 FDA post-marketing study that commenced during the three months ended June 30, 2012. In addition, stock compensation costs decreased $158,000 compared to the same period in 2011. We anticipate that research and development expenses will decrease in future periods as the ongoing costs of the FDA post-marketing study will be lower than the initial period which included significant start-up costs.

Sales and Marketing Expenses. Our sales and marketing expenses consist primarily of personnel-related expenses, education and promotional expenses, and infrastructure expenses, including allocated facility occupancy and information technology costs. These expenses include the costs of educating physicians, laboratory personnel and other healthcare professionals regarding OVA1. Sales and marketing expenses also include the costs of sponsoring continuing medical education, medical meeting participation and dissemination of scientific and health economic publications. Our personnel-related expenses include the cost of our territory development managers, the subject matter experts responsible for market development and the coordination of interactions with the Quest Diagnostics’ sales team. Sales and marketing expenses decreased by $381,000, or 25%, for the three months ended June 30, 2012 compared to the same period in 2011. The decrease was primarily due to $185,000 decrease in personnel and personnel-related expenses due to a lower headcount in 2012 than in 2011. In addition, advertising, medical education and trade show expenses decreased $168,000 compared to the same period in 2011 due to decreased print advertising compared to 2011 and fewer events being sponsored in 2012.

General and Administrative Expenses. General and administrative expenses consist primarily of personnel-related expenses, professional fees and other costs, including legal, finance and accounting expenses and other infrastructure expenses, including allocated facility occupancy and information technology costs. General and administrative expenses decreased by $890,000, or 33%, for the three months ended June 30, 2012 compared to the same period in 2011. The decrease was due to $741,000 in lower stock compensation expenses as there were no Bankruptcy-related stock compensation costs in 2012 (fully amortized at June 30, 2011). In addition, personnel and personnel-related costs decreased $205,000 due to lower headcount compared to the same period in 2011. Legal expense also decreased by $206,000 compared to the same period in 2011 as legal expense during the three months ended June 30, 2012 was recorded net of $335,000 of legal fees incurred which are anticipated to be covered and paid directly by our insurance carrier. These decreases were partially offset by a one-time charge for CEO severance of approximately $400,000 in the three months ended June 30, 2012.

Gain on sale of instrument business. Gain on sale of instrument business was $1,780,000 for the three months ended June 30, 2012. This gain was derived from the return in April 2012 of funds held in escrow from our 2006 sale of the instrument business to Bio-Rad.

Results of Operations - Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

The selected summary financial and operating data of Vermillion for the six months ended June 30, 2012 and 2011 were as follows:

	Six Months Ended June 30,		Increase (Decrease)
(dollars in thousands)	2012	2011	Amount	%
Revenue:
Product	$406	$508	$(102)	(20)
License	227	227	—	—

Total revenue	633	735	(102)	(14)
Cost of revenue:
Product	66	79	(13)	(16)

Total cost of revenue	66	79	(13)	(16)

Gross profit	567	656	(89)	(14)
Operating expenses:
Research and development	1,454	2,849	(1,395)	(49)
Sales and marketing	2,640	2,821	(181)	(6)
General and administrative	2,308	5,030	(2,722)	(54)

Total operating expenses	6,402	10,700	(4,298)	(40)
Loss from operations	(5,835)	(10,044)	4,209	(42)
Interest income	16	37	(21)	(57)
Interest expense	(131)	(230)	99	(43)
Gain on sale of instrument business	1,780	—	1,780	—
Gain on litigation settlement, net	379	—	379	—
Change in fair value of warrants	—	342	(342)	—
Reorganization items	88	(32)	120	(375)
Other income (expense), net	(47)	(77)	30	(39)

Loss before income taxes	(3,750)	(10,004)	6,254	(63)
Income tax benefit (expense)	—	—	—	—

Net loss	$(3,750)	$(10,004)	$6,254	(63)

Product Revenue. Product revenue was $406,000 for the six months ended June 30, 2012 compared to $508,000 for the same period in 2011. We recognized product revenue for the six months ended June 30, 2012 for the sale of OVA1 through Quest Diagnostics. Quest Diagnostics performed approximately 8,102 OVA1 tests during the six months ended June 30, 2012 compared to approximately 7,000 tests for the same period in 2011. Product revenue decreased $102,000 for the six months ended June 30, 2012 compared to the same period in 2011 as the first quarter of 2011 included recognition of $160,000 of deferred revenue related to 2010 upon receipt of an annual royalty report from Quest Diagnostics. This decrease was partially offset by revenue from the increased volume of tests in 2012 compared to 2011. We commercially launched OVA1 on March 9, 2010 and product revenue for the six months ended June 30, 2012 was substantially derived from domestic sales of OVA1.

Research and Development Expenses. Research and development expenses represent costs incurred to develop our technology and carry out clinical studies, and include personnel-related expenses, regulatory costs, reagents and supplies used in research and development laboratory work, infrastructure expenses, including allocated facility occupancy and information technology costs, contract services and other outside costs. Research and development expenses also include costs related to activities performed under contracts with our collaborators and strategic partners. Research and development expenses decreased by $1,395,000, or 49%, for the six months ended June 30, 2012 compared to the same period in 2011. This decrease was due primarily to a $1,034,000 decrease in clinical trial costs for the ongoing development of our ovarian cancer franchise and our PAD program as our PAD intended use study was completed in 2011. The clinical trial cost decrease was net of expenses for our OVA1 FDA post-marketing study that commenced during the three months ended June 30, 2012. In addition, stock compensation costs decreased $329,000 compared to the same period in 2011.

Sales and Marketing Expenses. Our sales and marketing expenses consist primarily of personnel-related expenses, education and promotional expenses, and infrastructure expenses, including allocated facility occupancy and information technology costs. These expenses include the costs of educating physicians, laboratory personnel and other healthcare professionals regarding OVA1. Sales and marketing expenses also include the costs of sponsoring continuing medical education, medical meeting participation and dissemination of scientific and health economic publications. Our personnel-related expenses include the cost of our territory development managers, the subject matter experts responsible for market development and the coordination of interactions with the Quest Diagnostics’ sales team. Sales and marketing expenses decreased by $181,000, or 6%, for the six months ended June 30, 2012 compared to the same period in 2011 due primarily to lower personnel and personnel-related expenses related to lower headcount in 2012 than in 2011.

General and Administrative Expenses. General and administrative expenses consist primarily of personnel-related expenses, professional fees and other costs, including legal, finance and accounting expenses and other infrastructure expenses, including allocated facility occupancy and information technology costs. General and administrative expenses decreased by $2,722,000, or 54%, for the six months ended June 30, 2012 compared to the same period in 2011. The decrease was due to $1,674,000 in lower stock compensation expenses as there were no Bankruptcy-related stock compensation costs in 2012 (fully amortized at June 30, 2011). Personnel and personnel-related expenses also decreased $522,000 due to the departure of our Chief Financial Officer and Vice President of Corporate Strategy. In addition, the six months ended June 30, 2012 included a one-time reversal of $375,000 of amounts previously accrued for the Bio-Rad claims and audit, tax and legal fees decreased $535,000 compared to the same period in 2011 due to a decrease in overall activity and as 2012 legal expenses were recorded net of $335,000 of expenses incurred which are anticipated to be covered and paid directly by our insurance carrier. These decreases were partially offset by a one-time charge for CEO severance of approximately $400,000 in the six months ended June 30, 2012.

Interest expense. Interest expense decreased by $99,000, or 43%, for the six months ended June 30, 2012 compared to the same period in 2011 as we paid off $5,000,000 of our 7.00% Senior Convertible Notes upon maturity in September 2011.

Gain on sale of instrument business. Gain on sale of instrument business was $1,780,000 for the six months ended June 30, 2012. This gain was derived from the return in April 2012 of funds held in escrow from our 2006 sale of the instrument business to Bio-Rad.

Gain on litigation settlement, net. On February 9, 2012, we entered into a Settlement Agreement with a third party related to losses on our short and long-term investments in previous years. Under the terms of the Settlement Agreement, the total settlement was $1,000,000; $535,000 ($379,000 net after legal fees and costs) was paid in March 2012 and $465,000 is payable by September 1, 2012. The gain on litigation settlement represents the net proceeds received from the March 2012 payment.

Change in fair value of warrants. There was no change in fair value of warrants for the six months ended June 30, 2012 compared to $342,000 for the same period in 2011. This decrease of $342,000 was due primarily to the relative decrease in the Company’s stock price during 2011.

Reorganization items. Reorganization items were income of $88,000 for the six months ended June 30, 2012 compared to expense of $32,000 for the same period in 2011. The increase was due to the one-time recognition of $103,000 in claims adjustments upon the formal closure of our Bankruptcy Filing in January 2012.

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

We have incurred significant net losses and negative cash flows from operations since inception. At June 30, 2012, we had an accumulated deficit of $320,049,000 and stockholders’ equity of $7,165,000. On June 30, 2012, we had $18,290,000 of cash and cash equivalents and $10,756,000 of current liabilities including $7,000,000 principal amount under a secured line of credit from Quest Diagnostics due and payable on October 7, 2012.

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

Cash and cash equivalents as of June 30, 2012 and December 31, 2011, were $18,290,000 and $22,477,000, respectively. Working capital was $7,976,000 and $11,417,000 at June 30, 2012 and December 31, 2011, respectively.

Net cash used in operating activities was $5,958,000 for the six months ended June 30, 2012, resulting primarily from $3,750,000 net loss incurred as adjusted for completion of the 2006 gain on sale of instrument business to Bio-Rad of $1,780,000 and non-cash license revenues of $227,000, partially offset by $544,000 of stock-based compensation expense. Net cash used in operating activities also included $796,000 of cash used from changes in operating assets and liabilities mainly driven by the $1,040,000 decrease of accounts payable, accrued liabilities and other liabilities.

Net cash used in operating activities was $6,771,000 for the six months ended June 30, 2011, resulting primarily from the $10,004,000 net loss incurred as adjusted for a change in fair value of warrants and warrant exercises of $342,000 and non-cash license revenues of $227,000, partially offset by $2,544,000 of stock-based compensation expense. Net cash used in operating activities also included $1,224,000 of cash provided by changes in operating assets and liabilities mainly driven by an increase in accounts payable, accrued liabilities and other liabilities as well as the receipt of $489,000 under the Internal Revenue Service Qualifying Therapeutic Discovery Projects Grant Program for our ovarian cancer franchise and PAD program.

Net cash provided by investing activities for the six months ended June 30, 2012 was $1,766,000 due to the receipt of escrow funds upon completion of the 2006 sale of instrument business to Bio-Rad. Net cash used in investing activities for the six months ended June 30, 2011 was $93,000 due to the purchase of property and equipment.

Net cash provided by financing activities was $6,000 for the six months ended June 30, 2012, which resulted from net proceeds from issuance of common stock from exercise of stock options.

Net cash provided by financing activities was $20,234,000 for the six months ended June 30, 2011, which resulted from net proceeds in connection with our February 2011 follow-on public offering.

We have significant net operating loss (“NOL”) credit carryforwards as of June 30, 2012 for which a full valuation allowance has been provided due to our history of operating losses. Our ability to use our net NOL credit carryforwards may be restricted due to ownership change limitations occurring in the past or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended, as well as similar state provisions. These ownership changes may also limit the amount of NOL credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Per Item 305(e) of Regulation S-K, information is not required.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

Our senior management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15e and 15d-15e under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management, including our Chief Executive Officer and Chief Accounting Officer, performed an evaluation of our disclosure controls and procedures as defined under the Exchange Act as of June 30, 2012. Based on this evaluation, our Chief Executive Officer and Chief Accounting Officer have concluded that as of June 30, 2012, our disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15(d)-15(e) under the Exchange Act, were effective.

Changes in internal controls over financial reporting.

There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

MAS Litigation

On July 9, 2007, Molecular Analytical Systems (“MAS”) filed a lawsuit in the Superior Court of California for the County of Santa Clara (“Superior Court”) naming Vermillion and Bio-Rad as defendants (the “State Court lawsuit”). In connection with the State Court lawsuit, MAS sought an unspecified amount of damages and alleged, among other things, that we breached our license agreement with MAS relating to SELDI technology by entering into a sublicense agreement with Bio-Rad. We filed our general denial and affirmative defenses on April 1, 2008. The State Court lawsuit was automatically stayed when we filed a Voluntary Petition for Relief under Chapter 11 in the Bankruptcy Court on March 30, 2009. MAS filed a proof of claim in the Bankruptcy Court on July 15, 2009. The proof of claim mirrored the State Court lawsuit, alleging that we breached our license agreement with MAS by transferring certain technologies to Bio-Rad without obtaining MAS’s consent. MAS listed the value of its claim as in excess of $5,000,000. On December 28, 2009, we objected to MAS’s Proof of Claim in the Bankruptcy Court. On January 7, 2010, the Bankruptcy Court confirmed our Plan of Reorganization. After the Plan of Reorganization was confirmed, MAS filed a motion with the Bankruptcy Court requesting that it abstain from hearing its proof of claim and that it grant MAS relief from the automatic stay so that MAS could proceed with the State Court lawsuit in California. Over our objection, the Bankruptcy Court granted that motion on March 16, 2010. Thereafter, the Superior Court ordered that the dispute be arbitrated before the Judicial Arbitration and Mediation Service (“JAMS”). MAS filed its demand for arbitration on September 15, 2010. The demand did not include any additional detail regarding MAS’s claims and attached the same complaint for unspecified damages that MAS filed in the Superior Court in 2007. The parties thereafter conducted discovery, and the arbitration hearing commenced on September 21, 2011. Both sides presented evidence over five hearing days ending on October 4, 2011. The parties completed post-hearing briefing on November 9, 2011 and presented closing arguments on November 11, 2011. On February 23, 2012, an interim arbitration award was issued by the Arbitrator. In the interim arbitration award, the Arbitrator denied MAS’s claim for breach of the license agreement as well as several other of MAS’s claims. The Arbitrator found that MAS was entitled to an accounting concerning our 2% royalty obligation to MAS either through February 21, 2013 or until cumulative royalty payments reach $10 million, whichever comes first, and ordered that such royalties should be based on total GAAP revenues less revenues attributable to certain excluded entities, not just SELDI-related revenues. Subsequently, the parties agreed to resolve (i) any and all remaining royalty obligations owed to MAS from us and (ii) any and all claims for fees and costs that we had against MAS in return for Vermillion making a one-time payment to MAS of $35,000. We submitted to JAMS a mutual stipulation consistent with that agreement and the Arbitrator entered a final arbitration award incorporating that stipulation on May 21, 2012. At our request, the Superior Court (i) confirmed the final arbitration award and (ii) entered the final arbitration award as the final judgment in this case on July 26, 2012.

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

Robert Goggin and György Bessenyei Litigation

On May 25, 2012, György B. Bessenyei and Robert S. Goggin, III, both stockholders of Vermillion, filed a verified complaint in the Delaware Court of Chancery against Vermillion, each current member of our Board of Directors, and Gail S. Page. On June 1, 2012, Mr. Bessenyei and Mr. Goggin filed an amended verified complaint that was substantially similar to the verified complaint. The amended verified complaint contains the following causes of action: breach of fiduciary duty under two standards, declaratory relief, preliminary injunctive relief, and permanent injunctive relief. The allegations in the amended verified complaint challenge the recent adoption by the Board of Directors of an amendment to our bylaws eliminating the board seat formerly held by Ms. Page. As previously disclosed by Vermillion, on May 15, 2012, Ms. Page was terminated without cause as Vermillion’s President and CEO, and, upon her termination, Ms. Page resigned her seat on the Board of Directors. For a variety of reasons, including an effort to streamline Vermillion’s organization and extend its cash runway, the Board of Directors amended our bylaws to eliminate the vacant board seat, thereby reducing the size of the Board of Directors from seven to six members. This effort to streamline Vermillion’s organization had begun in January 2012, when the Board of Directors amended the bylaws to eliminate an additional (eighth) seat on the Board of Directors. Mr. Bessenyei and Mr. Goggin claim that the Board of Directors’ decision to eliminate the seat on May 15, 2012 was a breach of its fiduciary duties, alleging that the Board of Directors’ actions were intended to prevent Mr. Bessenyei’s and Mr. Goggin’s nominees from both being able to be elected to the Board of Directors, and to entrench the Board of Directors’ current members. Among other things, Mr. Bessenyei and Mr. Goggin seek to have the Court declare null and void the May 15, 2012 amendment to the bylaws, and award to Mr. Bessenyei and Mr. Goggin the costs and fees incurred by them in the action. Vermillion and the individual defendants dispute the allegations and are vigorously defending the action.

The parties negotiated a scheduling order, which was approved on June 6, 2012, setting trial in this expedited action to start on July 31, 2012. On June 13, 2012, Vermillion and the other defendants filed an answer. The parties then engaged in extensive discovery, including document production, service of interrogatory responses, and the taking of depositions. On July 26, 2012, Vermillion and the other defendants filed a motion to dismiss the case. The Court has continued the trial date to consider full briefing and argument on the motion to dismiss prior to re-scheduling a trial, if any is necessary.

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

Quest Diagnostics has an exclusive license to offer OVA1 in the clinical reference laboratory marketplace in the US, Mexico, the United Kingdom and India through September 11, 2014, which may be extended for an additional year beyond September 11, 2014 at Quest Diagnostics’ option. In addition, Quest Diagnostics may obtain a similar exclusive license with respect to a test for PAD for a three-year period following clearance by the FDA, as well as with respect to one additional test developed by us, if and to the extent, Quest Diagnostics exercises its development option with respect to any such test on or before October 7, 2012. Consequently, our ability to generate revenue from these tests in these regions may be heavily dependent on Quest Diagnostics and its ability to market and offer these tests in its clinical laboratories.

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

As of June 30, 2012, we had $7,000,000 outstanding under our secured line of credit with Quest Diagnostics.

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

Our success depends on our ability to continue to develop and commercialize diagnostic products. There is considerable risk in developing diagnostic products based on our biomarker discovery efforts, as candidate biomarkers may fail to validate results in larger clinical studies or may not achieve acceptable levels of clinical accuracy. For example, markers being evaluated for our ovarian cancer franchise may not be validated in downstream pre-clinical or clinical studies, once we undertake and perform such studies. Although our PAD program in development achieved positive top-line results from an intended use clinical study, it is possible that these biomarkers, upon further analysis and clinical study, may not meet acceptance criteria for validation or regulatory clearance.

Clinical testing is expensive, takes many years to complete and can have an uncertain outcome. Clinical failure can occur at any stage of the testing. Clinical trials for our PAD program, our ovarian cancer franchise, and other future diagnostic tests may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical and/or non-clinical testing on these tests. In addition, the results of our clinical trials may identify unexpected risks relative to safety or efficacy, which could complicate, delay or halt clinical trials, or result in the denial of regulatory approval by the FDA and other regulatory authorities.

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

As of June 30, 2012, we have $7,000,000 outstanding from the secured lined of credit in connection with the Strategic Alliance. Over a two-year period, we borrowed monthly increments of $417,000, totaling $10,000,000, and have paid all interest that was due. Funds from this secured line of credit were used for certain costs and expenses directly related to the Strategic Alliance, with forgiveness of the repayment obligations based upon our achievement of milestones related to the development, regulatory approval and commercialization of certain diagnostic tests. On

October 7, 2009, the Strategic Alliance Agreement was amended to extend the term of the agreement to end on the earlier of (i) October 7, 2012 and (ii) the date on which Quest Diagnostics has commercially launched three licensed laboratory tests under the Strategic Alliance. On September 11, 2009, we announced our milestone achievement of clearing OVA1 with the FDA and, effective after the emergence from bankruptcy, reduced our principal obligations under the Amended Strategic Alliance Agreement to $7,000,000. We are in discussions with Quest Diagnostics regarding the achievement of an additional $1,000,000 forgiveness milestone related to OVA1 under the terms of the amended Strategic Alliance Agreement. However, Quest Diagnostics has not yet acknowledged that such milestone has been achieved. We will likely be responsible for the repayment of the outstanding principal amount and any unpaid interest on the secured line of credit on October 7, 2012, which could materially adversely affect our consolidated results of operations and financial condition.

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

Current and future litigation against us could be costly and time consuming to defend, and insurance coverage may not be adequate or available to cover the full amount of expenses and costs.

We are from time to time subject to legal proceedings and claims that arise in the ordinary course of business, such as claims brought by our clients in connection with commercial disputes, employment claims made by current or former employees, and claims brought by third parties alleging infringement on their intellectual property rights. In addition, we may bring claims against third parties for infringement on our intellectual property rights. Litigation may result in substantial costs and may divert our attention and resources, which may seriously harm our business, consolidated results of operations and financial condition. Although we have insurance coverage against which we may claim recovery of some of these expenses and costs, the amount of coverage may not be adequate to cover the full amount of expenses and costs and certain expenses and costs may be excluded from coverage under the terms of the policies we maintain.

An unfavorable judgment against us in any legal proceeding or claim could require us to pay monetary damages or could have a negative impact on our reputation. In addition, an unfavorable judgment in which the counterparty is awarded equitable relief, such as an injunction, could have an adverse impact on our licensing and sublicensing activities, which could harm our business, consolidated results of operations and consolidated financial condition.

On July 9, 2007, Molecular Analytical Systems filed a lawsuit in the Superior Court of California for the County of Santa Clara (“Superior Court”) naming Vermillion and Bio-Rad as defendants (the “State Court lawsuit”). In connection with the State Court lawsuit, MAS sought an unspecified amount of damages and alleged, among other things, that we breached our license agreement with MAS relating to SELDI technology by entering into a sublicense agreement with Bio-Rad. We filed our general denial and affirmative defenses on April 1, 2008. The State Court lawsuit was automatically stayed when we filed a Voluntary Petition for Relief under Chapter 11 in the Bankruptcy Court on March 30, 2009. MAS filed a proof of claim in the Bankruptcy Court on July 15, 2009. The proof of claim mirrored the State Court lawsuit, alleging that we breached our license agreement with MAS by transferring certain technologies to Bio-Rad without obtaining MAS’s consent. MAS listed the value of its claim as in excess of $5,000,000. On December 28, 2009, we objected to MAS’s Proof of Claim in the Bankruptcy Court. On January 7, 2010, the Bankruptcy Court confirmed our Plan of Reorganization. After the Plan of Reorganization was confirmed, MAS filed a motion with the Bankruptcy Court requesting that it abstain from hearing its proof of claim and that it grant MAS relief from the automatic stay so that MAS could proceed with the State Court lawsuit in California. Over our objection, the Bankruptcy Court granted that motion on March 16, 2010. Thereafter, the Superior Court ordered that the dispute be arbitrated before the Judicial Arbitration and Mediation Service (“JAMS”). MAS filed its demand for arbitration on September 15, 2010. The demand did not include any additional detail regarding MAS’s claims and attached the same complaint for unspecified damages that MAS filed in the Superior Court in 2007. The parties thereafter conducted discovery, and the arbitration hearing commenced on September 21, 2011. Both sides presented evidence over five hearing days ending on October 4, 2011. The parties completed post-hearing briefing on November 9, 2011 and presented closing arguments on November 11, 2011. On February 23, 2012, an interim arbitration award was issued by the Arbitrator. In the interim arbitration award, the Arbitrator denied MAS’s claim for breach of the license agreement as well as several other of MAS’s claims. The Arbitrator found that MAS was entitled to an accounting concerning our 2% royalty obligation to MAS either through February 21, 2013 or until cumulative royalty payments reach $10 million, whichever comes first, and ordered that such royalties should be based on total GAAP revenues less revenues attributable to certain excluded entities, not just SELDI-related revenues. Subsequently, the parties agreed to resolve (i) any and all remaining royalty obligations owed to MAS from us and (ii) any and all claims for fees and costs that we had against MAS in return for Vermillion making a one-time payment to MAS of $35,000. We submitted to JAMS a mutual stipulation consistent with that agreement and the Arbitrator entered a final arbitration award incorporating that stipulation on May 21, 2012. At our request, the Superior Court (i) confirmed the final arbitration award and (ii) entered the final arbitration award as the final judgment in this case on July 26, 2012.

On May 25, 2012, György B. Bessenyei and Robert S. Goggin, III, both stockholders of Vermillion, filed a verified complaint in the Delaware Court of Chancery against Vermillion, each current member of our Board of Directors, and Gail S. Page. On June 1, 2012, Mr. Bessenyei and Mr. Goggin filed an amended verified complaint that was substantially similar to the verified complaint. The amended verified complaint contains the following causes of action: breach of fiduciary duty under two standards, declaratory relief, preliminary injunctive relief, and permanent injunctive relief. The allegations in the amended verified complaint challenge the recent adoption by the Board of Directors of an amendment to our bylaws eliminating the board seat formerly held by Ms. Page. As previously disclosed by Vermillion, on May 15, 2012, Ms. Page was terminated without cause as Vermillion’s President and CEO, and, upon her termination, Ms. Page resigned her seat on the Board of Directors. For a variety of reasons, including an effort to streamline Vermillion’s organization and extend its cash runway, the Board of Directors amended our bylaws to eliminate the vacant board seat, thereby reducing the size of the Board of Directors from seven to six members. This effort to streamline Vermillion’s organization had begun in January 2012, when the Board of Directors amended the bylaws to eliminate an additional (eighth) seat on the Board of Directors. Mr. Bessenyei and Mr. Goggin claim that the Board of Directors’ decision to eliminate the seat on May 15, 2012 was a breach of its fiduciary duties, alleging that the Board of Directors’ actions were intended to prevent Mr. Bessenyei’s and Mr. Goggin’s nominees from both being able to be elected to the Board of Directors, and to entrench the Board of Directors’ current members. Among other things, Mr. Bessenyei and Mr. Goggin seek to have the Court declare null and void the May 15, 2012 amendment to the bylaws, and award to Mr. Bessenyei and Mr. Goggin the costs and fees incurred by them in the action. Vermillion and the individual defendants dispute the allegations and are vigorously defending the action.

The parties negotiated a scheduling order, which was approved on June 6, 2012, setting trial in this expedited action to start on July 31, 2012. On June 13, 2012, Vermillion and the other defendants filed an answer. The parties then engaged in extensive discovery, including document production, service of interrogatory responses, and the taking of depositions. On July 26, 2012, Vermillion and the other defendants filed a motion to dismiss the case. The Court has continued the trial date to consider full briefing and argument on the motion to dismiss prior to re-scheduling a trial, if any is necessary.

Our coming transition to a new chief executive officer may limit our ability to effectively execute on our business plan.

On May 15, 2012, we announced our CEO succession plan, beginning the process of identifying a successor to Gail S. Page, our president and CEO. Our Board of Directors has formed a search committee with the goal of completing the search by September 2012. Our new CEO’s experience with our management team and knowledge of our operations will likely be limited. While Ms. Page is expected to assist the new CEO in transitioning into the position, this leadership change may result in disruptions to our business or operations or otherwise limit the ability of our management team to effectively execute on our business plan, which could have an adverse effect on our business, financial condition, results of operations and stock price. In addition, while we are seeking a candidate who is well qualified and will function well as our CEO, there is no guarantee that he or she will be successful in this role. Our new CEO’s failure to perform as expected may have a material adverse effect on our business, financial condition, results of operations and stock price.

Because our business is highly dependent on key executives and employees, our inability to recruit and retain these people —including a new chief executive officer—could hinder our business plans.

We are highly dependent on our executive officers and certain key employees. Our executive officers and key employees are employed at will by us, and we have announced our CEO transition plan. Any inability to engage new executive officers or key employees, particularly a new CEO, could impact operations or delay or curtail our research, development and commercialization objectives. To continue our research and product development efforts, in addition to a new CEO, we need people skilled in areas such as clinical operations, regulatory affairs and clinical diagnostics. Competition for qualified employees is intense.

If we lose the services of any senior executive officers or key employees, our ability to achieve our business objectives could be harmed, which in turn could adversely affect our business and operating results.

In addition, we rely upon stock incentive awards to employees, directors and consultants as part of their hiring and compensation packages to provide appropriate incentives for sustaining our financial and operating performance and leadership excellence, to align their interests with those of our stockholders and to encourage them to remain with us for long and productive careers. Our Board of Directors unanimously approved and adopted, subject to the approval of our stockholders at our next annual meeting of stockholders, an amended and restated 2010 Stock Incentive Plan to increase the number of shares of common stock authorized under our 2010 Stock Incentive Plan. If more shares, or not enough shares, are not authorized by our stockholders for grant under the 2010 Stock Incentive Plan, we will be significantly limited in our ability to grant equity awards to recruit new employees—including a new CEO—or to compensate existing employees, which would put us at a significant disadvantage to other companies that compete for workers in our industry. Accordingly, our ability to hire, retain, and motivate current and prospective employees would be harmed, the result of which could negatively impact our business and operating results.

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

Changes in healthcare policy – including an excise tax on medical devices – could increase our costs and impact sales of and reimbursement for our tests.

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

Certain of our stockholders or parties affiliated with our stockholders are attempting to aggressively involve themselves in the governance and strategic direction of our Company above and apart from normal interactions between stockholders and management. Such activism, and any related negative publicity, could result in substantial costs that negatively impact our stock price and increase its volatility. In addition, such involvement could cause a diversion of the attention of our management and Board of Directors and create perceived uncertainties with existing and potential strategic partners impacting our ability to consummate potential transactions, collaborations or opportunities in furtherance of our strategic plan. In addition, such activism could make it more difficult to attract and retain qualified personnel, including a new CEO, customers and business partners, which could disrupt the growth of the market for OVA1, delay the development and commercialization of new tests and further adversely affect the trading price of our common stock and increase its volatility. In addition, the activists may have little or no experience in the clinical diagnostics industry or in public company oversight and governance, or they may seek to elect members to our Board of Directors with little or no experience in the clinical diagnostics industry or in public company oversight and governance, and the activists and any nominees may have a specific agenda different and apart from the majority of our stockholders. To the extent any such stockholders constitute a “group,” as used relating to Section 13 of the Exchange, by having any relationship, agreement, arrangement, affiliation or understanding among themselves, whether direct or indirect, oral or written, specific or informal, it could result in a “trigger event” under our stockholder rights plan, causing disruption and additional costs to the Company and its stockholders and increasing volatility in our stock price.

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

We may need to sell additional shares of our common stock or other securities in the future to meet our capital requirements that could cause significant dilution.

On February 18, 2011, we completed a follow-on public offering of our common stock in which we issued an additional 4 million shares and raised $20.2 million in net proceeds. As of June 30, 2012, we had 15,040,913 shares of our common stock outstanding which excludes 1,224,078 shares of our common stock that were subject to outstanding options. Also, as of June 30, 2012, there were 89,251 shares of restricted stock awarded to certain executive officers pursuant to the 2010 Plan that were not vested. These shares vest ratably through March 2014. In addition, as of June 30, 2012, there were 91,250 shares of restricted stock awarded to our Board of Directors that will vest later in 2012.

The exercise or conversion of all or a portion of our outstanding options and warrants, and the vesting of our restricted stock, would dilute the ownership interests of our stockholders. Furthermore, future sales of substantial amounts of our common stock in the public market, or the perception that such sales are likely to occur, could affect prevailing trading prices of our common stock.

Item 6.	Exhibits

(a)	The following exhibits are filed with this report as indicated below:

10.1	Settlement Agreement and Release, dated February 9, 2012, incorporated by reference from Exhibit 10.51 to the Amendment No. 2 to Annual Report on Form 10-K filed by Vermillion, Inc. on May 30, 2012.

10.2	Employment Agreement, dated as of April 4, 2012, by and between Vermillion, Inc. and Eric J. Schoen, incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed by Vermillion, Inc. on April 10, 2012.#

10.3	Employment Agreement, dated as of April 4, 2012, by and between Vermillion, Inc. and William Creech, incorporated by reference from Exhibit 10.2 to the Current Report on Form 8-K filed by Vermillion, Inc. on April 10, 2012.#

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and Chief Accounting Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Vermillion, Inc.

Date: August 14, 2012	/s/ Gail S. Page
Gail S. Page President and Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2012	/s/ Eric J. Schoen
Eric J. Schoen Chief Accounting Officer (Principal Financial Officer)