Form 10-Q
period 2012-09-30
VERMILLION, INC.
filed 2012-11-13
CIK 926617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2012.

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

As of October 31, 2012, the Registrant had 15,095,288 shares of common stock, par value $0.001 per share, outstanding.

VERMILLION, INC.

FORM 10-Q

Vermillion, OVA1, OvaCalc, and OvaCheck are registered trademarks of Vermillion, Inc. ProteinChip is a registered trademark of Bio-Rad Laboratories, Inc.

PART I - FINANCIAL INFORMATION

ITEM 1.	UNAUDITED FINANCIAL STATEMENTS

Vermillion, Inc.

Consolidated Balance Sheets

(Amounts in Thousands, Except Share and Par Value Amounts)

(Unaudited)

	September 30,	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$16,328	$22,477
Accounts receivable	128	99
Prepaid expenses and other current assets	263	317

Total current assets	16,719	22,893
Property and equipment, net	163	216
Other assets	—	2

Total assets	$16,882	$23,111

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$661	$1,331
Accrued liabilities	1,870	2,592
Short-term debt	7,000	7,000
Deferred revenue	1,076	553

Total current liabilities	10,607	11,476
Deferred revenue	883	1,224
Other liabilities	—	52

Total liabilities	11,490	12,752

Commitments and contingencies (Note 4)

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding at September 30, 2012 and December 31, 2011, respectively	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized at September 30, 2012 and December 31, 2011; 15,095,288 and 14,900,831 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	15	15
Additional paid-in capital	327,601	326,796
Accumulated deficit	(322,070)	(316,299)
Accumulated other comprehensive loss	(154)	(153)

Total stockholders’ equity	5,392	10,359

Total liabilities and stockholders’ equity	$16,882	$23,111

See accompanying notes to the consolidated financial statements.

Vermillion, Inc.

Consolidated Statements of Operations

(Amounts in Thousands, Except Share and Per Share Amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue:
Product	$205	$206	$611	$714
License	114	114	341	341

Total revenue	319	320	952	1,055

Cost of revenue:
Product	33	26	99	105

Total cost of revenue	33	26	99	105

Gross profit	286	294	853	950
Operating expenses:
Research and development(1)	429	1,370	1,883	4,219
Sales and marketing(2)	1,082	1,499	3,722	4,320
General and administrative(3)	1,073	1,952	3,381	6,982

Total operating expenses	2,584	4,821	8,986	15,521

Loss from operations	(2,298)	(4,527)	(8,133)	(14,571)

Interest income	7	18	23	55
Interest expense	(66)	(100)	(197)	(330)
Gain on sale of instrument business	50	—	1,830	—
Gain on litigation settlement, net	331	—	710	—
Change in fair value of warrants	—	32	—	374
Reorganization items	—	(42)	88	(74)
Other expense, net	(45)	(32)	(92)	(109)

Loss before income taxes	(2,021)	(4,651)	(5,771)	(14,655)
Income tax benefit (expense)	—	—	—	—

Net loss	$(2,021)	$(4,651)	$(5,771)	$(14,655)

Net loss per share - basic and diluted	$(0.13)	$(0.31)	$(0.39)	$(1.04)

Comprehensive loss	$(2,021)	$(4,650)	$(5,772)	$(14,652)

Weighted average common shares used to compute basic and diluted net loss per common share	15,057,027	14,820,694	14,972,877	14,041,549

Non-cash stock-based compensation expense included in operating expenses:

(1) Research and development	$25	$181	$99	$590
(2) Sales and marketing	55	40	148	122
(3) General and administrative	168	211	552	2,264

See accompanying notes to the consolidated financial statements.

Vermillion, Inc.

Consolidated Statements of Cash Flows

(Amounts in Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(5,771)	$(14,655)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrants	—	(374)
Non-cash license revenue	(341)	(341)
Depreciation and amortization	64	55
Loss on sale and disposal of property and equipment	3	—
Stock-based compensation expense	789	2,976
Warrants issued for services	10	—
Gain from sale of instrument business to Bio-Rad	(1,830)	—
Changes in operating assets and liabilities:
Accounts receivable	(29)	22
Prepaid expenses and other assets	56	324
Accounts payable, accrued liabilities and other liabilities	(1,412)	1,537
Deferred revenue	523	(5)
Reorganization items	(32)	(365)

Net cash used in operating activities	(7,970)	(10,826)

Cash flows from investing activities:
Proceeds from the sale of instrument business to Bio-Rad	1,830	—
Purchase of property and equipment	(14)	(98)

Net cash provided by (used in) investing activities	1,816	(98)

Cash flows from financing activities:
Principal repayment of 7.00% convertible senior notes	—	(5,000)
Proceeds from sale of common stock, net of issuance costs	—	20,206
Proceeds from issuance of common stock from exercise of stock options	6	28

Net cash provided by financing activities	6	15,234

Effect of exchange rate changes on cash and cash equivalents	(1)	4

Net (decrease) increase in cash and cash equivalents	(6,149)	4,314
Cash and cash equivalents, beginning of period	22,477	22,914

Cash and cash equivalents, end of period	$16,328	$27,228

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$197	$397

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

The unaudited consolidated financial statements and related disclosures have been prepared with the presumption that users of the interim unaudited consolidated financial statements have read or have access to the audited consolidated financial statements for the preceding fiscal year. The interim unaudited consolidated balance sheet at December 31, 2011 has been derived from the audited consolidated financial statements at that date but does not include all the information and footnotes required by GAAP. Accordingly, these unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2011, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 27, 2012, as amended by our Amendment No. 1 to Annual Report on Form 10-K/A filed with the SEC on April 27, 2012 and Amendment No. 2 to Annual Report on Form 10-K/A filed with the SEC on May 30, 2012.

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

3.	SECURED LINE OF CREDIT WITH QUEST DIAGNOSTICS INCORPORATED

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

If not otherwise forgiven, the principal amount outstanding and any unpaid interest of this secured line of credit became due and payable on October 7, 2012.

We achieved the milestone for FDA clearance of the first diagnostic test kit when OVA1 was cleared by the FDA in September 2009 and the secured line of credit was reduced by $3,000,000 to an outstanding principal balance of $7,000,000 at September 30, 2012 and December 31, 2011.

We also believe we achieved the milestone for an application that allows a licensed laboratory test to be commercialized when OVA1 was cleared by the FDA in September 2009 and the secured line of credit is expected to be reduced by an additional $1,000,000 resulting in outstanding principal of $6,000,000. However, Quest Diagnostics has not acknowledged that the milestone has been met.

We have made monthly payments to Quest Diagnostics on the secured line of credit based on a principal balance of $7,000,000, which is in excess of the interest due on the expected $6,000,000 principal balance, which we believe resulted in a curtailment of the principal balance of $106,000. However, Quest Diagnostics has not acknowledged that such additional principal curtailment has been made.

On October 12, 2012, we paid Quest Diagnostics approximately $5,894,000 of principal and $7,000 of accrued interest which we believe represents payment in full of all outstanding principal and interest under the secured line of credit. We continue to show the amount of the liability as $7,000,000 as of September 30, 2012 given that Quest Diagnostics has not affirmatively acknowledged that the $1,000,000 milestone was met.

4.	COMMITMENTS AND CONTINGENCIES

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

Contingent Liabilities

Molecular Analytical Systems, Inc. Litigation

On July 9, 2007, Molecular Analytical Systems (“MAS”) filed a lawsuit in the Superior Court of California for the County of Santa Clara (“Superior Court”) naming Vermillion and Bio-Rad Laboratories, Inc. (“Bio-Rad”) as defendants (the “State Court lawsuit”). In connection with the State Court lawsuit, MAS alleged that we breached our license agreement with MAS by transferring certain SELDI technology to Bio-Rad without obtaining MAS’s consent. MAS listed the value of its claim as in excess of $5,000,000. Thereafter, the Superior Court ordered that the dispute be arbitrated before the Judicial Arbitration and Mediation Service (“JAMS”). MAS filed its demand for arbitration in 2010 and the arbitration hearing occurred in 2011. On February 23, 2012, an interim arbitration award was issued by the Arbitrator. In the interim arbitration award, the Arbitrator denied MAS’s claim for breach of the license agreement as well as several other of MAS’s claims. The Arbitrator found that MAS was entitled to an accounting concerning our 2% royalty obligation to MAS either through February 21, 2013 or until cumulative royalty payments reach $10 million, whichever comes first, and ordered that such royalties should be based on total GAAP revenues less revenues attributable to certain excluded entities, not just SELDI-related revenues. Subsequently, the parties agreed to resolve (i) any and all remaining royalty obligations owed to MAS from us and (ii) any and all claims for fees and costs that we had against MAS in return for Vermillion making a one-time payment to MAS of $35,000. We submitted to JAMS a mutual stipulation consistent with that agreement and the Arbitrator entered a final arbitration award incorporating that stipulation on May 21, 2012. At our request, the Superior Court (i) confirmed the final arbitration award and (ii) entered the final arbitration award as the final judgment in this case on July 26, 2012.

Bio-Rad Laboratories, Inc. Matters

On November 13, 2006, we completed the Instrument Business Sale to Bio-Rad. The “Instrument Business Sale” included the SELDI technology, ProteinChip arrays and accompanying software. Pursuant to the terms of the sales agreement, the total sales price was $20,000,000, of which $16,000,000 was paid by Bio-Rad to us at the closing of the transaction on November 13, 2006. A total of $4,000,000 was held back from the sales proceeds contingent upon our meeting certain obligations, of which $2,000,000 was subsequently paid to us and $307,000 was paid to settle certain employee termination indemnifications in fiscal 2007. From the amounts held back and interest thereon, $1,830,000 was being held in escrow as of March 31, 2012 to serve as security for us to fulfill certain obligations.

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

In connection with the Instrument Business Sale, we also entered into a manufacture and supply agreement with Bio-Rad on November 13, 2006, whereby we agreed to purchase ProteinChip Systems and ProteinChip Arrays from Bio-Rad. In October 2009, Bio-Rad filed a proof of claim in our bankruptcy case based on certain contract claims and alleged breach of the manufacture and supply agreement for approximately $1,000,000.

In April 2012, we resolved the four contract claims made by Bio-Rad arising from the Instrument Business Sale. In exchange for a final settlement of these non-contingent claims, Bio-Rad received $700,000 from the escrow account established by the Company for the sale transaction, the Company was returned approximately $1,080,000 from the escrow account. The final $50,000 was returned to the Company in September 2012 after final resolution of the MAS lawsuit. We reversed $375,000 of general and administrative expense accrued in previous periods during the three months ended March 31, 2012; representing the accrued estimated liability in excess of the $700,000 settlement amount. We recognized the resulting gain on sale of instrument business of $50,000 and $1,830,000 from the release of the escrow account during the three and nine months ended September 30, 2012, respectively.

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

The parties negotiated a scheduling order, which was approved on June 6, 2012, setting trial in this expedited action to start on July 31, 2012. On June 13, 2012, Vermillion and the other defendants filed an answer. The parties then engaged in extensive discovery, including document production, service of interrogatory responses, and the taking of depositions. On July 26, 2012, Vermillion and the other defendants filed a motion to dismiss the case arguing that plaintiffs and their counsel provided false notarizations verifying the complaint, amended complaint and discovery responses, and that plaintiffs and their counsel otherwise engaged in litigation misconduct. The Court has continued the trial date to consider full briefing and argument on the motion to dismiss prior to re-scheduling a trial, if any is necessary. Briefing and argument have been completed and the matter is now under submission to and awaiting decision by the Court.

The case has been tendered to our insurance carrier for applicable coverage. General and administrative expenses for the three and nine months ended September 30, 2012 are net of legal fees incurred which are considered probable of being covered expenses under our insurance policy and have been or are expected to be paid directly by the insurance carrier.

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

Gain on Litigation Settlement

On February 9, 2012, we entered into a Settlement Agreement with Oppenheimer & Co., Inc. related to losses on our short and long-term investments in previous years. Under the terms of the Settlement Agreement, the total settlement before legal fees and costs was $1,000,000; $535,000 was paid in March 2012 ($379,000 net received by the Company) and $465,000 ($331,000 net received by the Company) was paid in August 2012. We recorded the net amounts when realized as a component of non-operating income.

5.	COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss as of September 30, 2012 and December 31, 2011 were as follows:

(in thousands)	September 30, 2012	December 31, 2011
Cumulative translation adjustment	$(154)	$(153)

	$(154)	$(153)

Comprehensive loss for the three and nine months ended September 30, 2012 and 2011 was as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2012	2011	2012	2011
Net loss	$(2,021)	$(4,651)	$(5,771)	$(14,655)
Foreign currency translation adjustment	—	1	(1)	3

Comprehensive loss	$(2,021)	$(4,650)	$(5,772)	$(14,652)

6.	EMPLOYEE BENEFITS PLANS

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

Stock-Based Compensation

Employee Stock-based Compensation Expense

During the three and nine months ended September 30, 2012, we did not grant any restricted share units to our executive officers. During the three and nine months ended September 30, 2011, we granted none and 177,000 restricted share units to our executive officers having a fair value of $724,000 and vesting on a quarterly basis over a three-year period beginning in March 2011. We distributed 8,750 and 32,249 shares of common stock to our executive officers during the three and nine months ended September 30, 2012 per the terms of the restricted share unit grant, respectively.

During the three and nine months ended September 30, 2012, we granted none and 197,500 restricted stock units to our Board of Directors as compensation for their services during 2012. This restricted stock has a fair value of $393,000 and vests 50% on June 1, 2012 and 25% each on September 1, 2012 and December 1, 2012. During the three and nine months ended September 30, 2011, we granted none and 87,800 restricted stock units with a fair value of $347,000 to our Board of Directors as compensation for their services during 2011. We distributed 45,625 and 151,875 shares of common stock to our Board of Directors during the three and nine months ended September 30, 2012 per the terms of the restricted share unit grant, respectively.

There were no stock option grants during the three months ended September 30, 2012. We granted stock options to purchase 456,800 shares of common stock with an average exercise price of $1.62 during the nine months ended September 30, 2012. There were no stock option grants during the three months ended September 30, 2011. We granted stock options to purchase 36,430 shares of common stock with an average exercise price of $4.30 during the nine months ended September 30, 2011.

The allocation of employee stock-based compensation expense by functional area for the three and nine months ended September 30, 2012 and 2011 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2012	2011	2012	2011
Research and development	$23	$181	$86	$590
Sales and marketing	55	40	148	122
General and administrative	165	211	534	2,264

Total	$243	$432	$768	$2,976

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

The stock-based compensation expense will fluctuate as the fair market value of our common stock fluctuates. In connection with stock options and warrants relating to non-employees, we recorded non-employee stock-based compensation allocated by functional area for the three and nine months ended September 30, 2012 and 2011 as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2012	2011	2012	2011
Research and development	$2	$—	$13	$—
Sales and marketing	—	—	—	—
General and administrative	3	—	18	—

Total	$5	$—	$31	$—

7.	COMMON STOCK

Common Stock Warrants

On May 1, 2012, we issued warrants to purchase up to 21,000 shares of our common stock with an exercise price of $3.18 per share and an expiration date of April 30, 2014 to a vendor in exchange for services. The warrants vest pro-rata on a monthly basis over a six month period. The value of the warrants as determined by the Black-Sholes model was not significant and is classified as equity.

8.	LOSS PER SHARE

We calculate basic loss per share using the weighted average number of common shares outstanding during the period. Because we are in a net loss position, diluted loss per share is calculated using the weighted average number of common shares outstanding and excludes the effects of 1,167,109 and 1,205,078 potential common shares as of September 30, 2012 and 2011, respectively, that are antidilutive. Potential common shares include incremental shares of common stock issuable upon the exercise of outstanding stock options, common stock warrants and restricted stock awards.

9.	RELATED PARTY TRANSACTIONS

Quest Diagnostics

Quest Diagnostics is a stockholder and the holder of our secured line of credit (see Note 3). Accounts receivable from Quest Diagnostics under the Strategic Alliance Agreement totaled $128,000 and $85,000 at September 30, 2012 and December 31, 2011, respectively.

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

In October 2011, we announced positive top-line results from the intended use study for the detection of PAD. The goals of the study were to validate the markers described in earlier publications (Circulation, 2007 and Vascular Medicine, 2008) and to develop and validate a biomarker panel applicable to the intended use population. A poster with study results was presented at the Society for Vascular Medicine’s 23rd Annual Scientific Sessions, in Minneapolis, Minnesota in June 2012. In addition, a peer-reviewed manuscript titled “A Validated Biomarker Panel To Identify Peripheral Artery Disease” has now been published in Vascular Medicine, a premier, international journal featuring primary research articles and reviews on vascular disease, diagnosis, and treatment. The 1,025 patient study validated earlier biomarker discovery results in an intended use population, by identifying 85% (17 of 20) of PAD patients missed by the Framingham Risk Score’s high-risk cutoff.

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

On February 9, 2012, we entered into a Settlement Agreement with Oppenheimer & Co., Inc. related to losses on our short and long-term investments in previous years. Under the terms of the Settlement Agreement, the total settlement before legal fees and costs was $1,000,000; $535,000 was paid in March 2012 ($379,000 net received by the Company) and $465,000 ($331,000 net received by the Company) was paid in August 2012. We recorded the net amounts when realized as a component of non-operating income.

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

On May 15, 2012, we announced our CEO succession plan beginning the process of identifying a successor to Gail S. Page, president and CEO. Our Board of Directors formed a search committee and as part of the leadership succession plan, Ms. Page resigned from the Board of Directors.

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

On October 12, 2012, we announced the payment to Quest Diagnostics of approximately $5,901,000, which we believe represents payment in full of all outstanding principal and interest under the Secured Line of Credit Agreement dated as of July 22, 2005 between the Company and Quest Diagnostics. The payoff incorporated $1,000,000 in additional principal forgiveness under the terms of the Strategic Alliance and $106,000 in previous principal curtailment payments. However, Quest Diagnostics has not acknowledged that such milestone forgiveness was achieved or principal curtailment was made.

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

Results of Operations - Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

The selected summary financial and operating data of Vermillion for the three months ended September 30, 2012 and 2011 were as follows:

	Three Months Ended September 30,		Increase (Decrease)
(dollars in thousands)	2012	2011	Amount	%
Revenue:
Product	$205	$206	$(1)	(0)
License	114	114	—	—

Total revenue	319	320	(1)	(0)
Cost of revenue:
Product	33	26	7	27

Total cost of revenue	33	26	7	27

Gross profit	286	294	(8)	(3)
Operating expenses:
Research and development	429	1,370	(941)	(69)
Sales and marketing	1,082	1,499	(417)	(28)
General and administrative	1,073	1,952	(879)	(45)

Total operating expenses	2,584	4,821	(2,237)	(46)
Loss from operations	(2,298)	(4,527)	2,229	(49)

Interest income	7	18	(11)	(61)
Interest expense	(66)	(100)	34	(34)
Gain on sale of instrument business	50	—	50	—
Gain on litigation settlement, net	331	—	331	—
Change in fair value of warrants	—	32	(32)	—
Reorganization items	—	(42)	42	—
Other expense, net	(45)	(32)	(13)	41

Loss before income taxes	(2,021)	(4,651)	2,630	(57)
Income tax benefit (expense)	—	—	—	—

Net loss	$(2,021)	$(4,651)	$2,630	(57)

Product Revenue. Product revenue was $205,000 for the three months ended September 30, 2012 compared to $206,000 for the same period in 2011. We recognized product revenue for the three months ended

September 30, 2012 for the sale of OVA1 through Quest Diagnostics. Quest Diagnostics performed approximately 4,100 OVA1 tests during the three months ended September 30, 2012 compared to approximately 4,108 tests for the same period in 2011. We commercially launched OVA1 on March 9, 2010 and product revenue for the three months ended September 30, 2012 was substantially derived from domestic sales of OVA1.

Research and Development Expenses. Research and development expenses represent costs incurred to develop our technology and carry out clinical studies, and include personnel-related expenses, regulatory costs, reagents and supplies used in research and development laboratory work, infrastructure expenses, contract services and other outside costs. Research and development expenses also include costs related to activities performed under contracts with our collaborators and strategic partners. Research and development expenses decreased by $941,000, or 69%, for the three months ended September 30, 2012 compared to the same period in 2011. This decrease was due primarily to a $839,000 decrease in clinical trial costs for the ongoing development of our ovarian cancer franchise and our PAD program as our PAD intended use study was completed in 2011. In addition, stock compensation costs decreased $156,000 compared to the same period in 2011.

Sales and Marketing Expenses. Our sales and marketing expenses consist primarily of personnel-related expenses, education and promotional expenses and infrastructure expenses. These expenses include the costs of educating physicians, laboratory personnel and other healthcare professionals regarding OVA1. Sales and marketing expenses also include the costs of sponsoring continuing medical education, medical meeting participation and dissemination of scientific and health economic publications. Our personnel-related expenses include the cost of our territory development managers, the subject matter experts responsible for market development and the coordination of interactions with the Quest Diagnostics’ sales team. Sales and marketing expenses decreased by $417,000, or 28%, for the three months ended September 30, 2012 compared to the same period in 2011. The decrease was primarily due to $260,000 decrease in personnel and personnel-related expenses due to a lower headcount in 2012 than in 2011. In addition, advertising, medical education and trade show expenses decreased $113,000 compared to the same period in 2011 due to decreased print advertising compared to 2011 and fewer events being sponsored in 2012.

General and Administrative Expenses. General and administrative expenses consist primarily of personnel-related expenses, professional fees and other costs, including legal, finance and accounting expenses and other infrastructure expenses. General and administrative expenses decreased by $879,000, or 45%, for the three months ended September 30, 2012 compared to the same period in 2011. The decrease was due primarily to a $543,000 decrease in legal expense compared to the same period in 2011 as legal expense during the three months ended September 30, 2012 was recorded net of legal fees incurred which have been or are anticipated to be covered and paid directly by our insurance carrier. In addition, personnel and personnel-related costs decreased $194,000 due to lower headcount compared to the same period in 2011.

Gain on sale of instrument business. Gain on sale of instrument business was $50,000 for the three months ended September 30, 2012. This gain was derived from the return in September 2012 of funds held in escrow from our 2006 sale of the instrument business to Bio-Rad.

Gain on litigation settlement, net. On February 9, 2012, we entered into a Settlement Agreement with Oppenheimer & Co., Inc. related to losses on our short and long-term investments in previous years. Under the terms of the Settlement Agreement, the total settlement was $1,000,000; $535,000 ($379,000 net after legal fees and costs) was paid in March 2012 and $465,000 ($331,000 net after legal fees and costs) was paid on September 1, 2012. The gain on litigation settlement represents the net proceeds received from the September 2012 payment.

Results of Operations - Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

The selected summary financial and operating data of Vermillion for the nine months ended September 30, 2012 and 2011 were as follows:

	Nine Months Ended September 30,		Increase (Decrease)
(dollars in thousands)	2012	2011	Amount	%
Revenue:
Product	$611	$714	$(103)	(14)
License	341	341	—	—

Total revenue	952	1,055	(103)	(10)
Cost of revenue:
Product	99	105	(6)	(6)

Total cost of revenue	99	105	(6)	(6)

Gross profit	853	950	(97)	(10)
Operating expenses:
Research and development	1,883	4,219	(2,336)	(55)
Sales and marketing	3,722	4,320	(598)	(14)
General and administrative	3,381	6,982	(3,601)	(52)

Total operating expenses	8,986	15,521	(6,535)	(42)
Loss from operations	(8,133)	(14,571)	6,438	(44)
Interest income	23	55	(32)	(58)
Interest expense	(197)	(330)	133	(40)
Gain on sale of instrument business	1,830	—	1,830	—
Gain on litigation settlement, net	710	—	710	—
Change in fair value of warrants	—	374	(374)	—
Reorganization items	88	(74)	162	(219)
Other expense, net	(92)	(109)	17	(16)

Loss before income taxes	(5,771)	(14,655)	8,884	(61)
Income tax benefit (expense)	—	—	—	—

Net loss	$(5,771)	$(14,655)	$8,884	(61)

Product Revenue. Product revenue was $611,000 for the nine months ended September 30, 2012 compared to $714,000 for the same period in 2011. We recognized product revenue for the nine months ended September 30, 2012 for the sale of OVA1 through Quest Diagnostics. Quest Diagnostics performed approximately 12,202 OVA1 tests during the nine months ended September 30, 2012 compared to approximately 11,108 tests for the same period in 2011. Product revenue decreased $103,000 for the nine months ended September 30, 2012 compared to the same period in 2011 as the first quarter of 2011 included recognition of $160,000 of deferred revenue related to 2010 upon receipt of an annual royalty report from Quest Diagnostics. This decrease was partially offset by revenue from the increased volume of tests in 2012 compared to 2011. We commercially launched OVA1 on March 9, 2010 and product revenue for the nine months ended September 30, 2012 was substantially derived from domestic sales of OVA1.

Research and Development Expenses. Research and development expenses represent costs incurred to develop our technology and carry out clinical studies, and include personnel-related expenses, regulatory costs, reagents and supplies used in research and development laboratory work, infrastructure expenses, contract services and other outside costs. Research and development expenses also include costs related to activities performed under contracts with our collaborators and strategic partners. Research and development expenses decreased by $2,336,000, or 55%, for the nine months ended September 30, 2012 compared to the same period in 2011. This decrease was due primarily to a $1,873,000 decrease in clinical trial costs for the ongoing development of our ovarian cancer franchise and our PAD program as our PAD intended use study was completed in 2011. The clinical trial cost decrease was net of ongoing expenses for our OVA1 FDA post-marketing study that commenced during 2012. In addition, stock compensation costs decreased $491,000 compared to the same period in 2011.

Sales and Marketing Expenses. Our sales and marketing expenses consist primarily of personnel-related expenses, education and promotional expenses and infrastructure expenses. These expenses include the costs of educating physicians, laboratory personnel and other healthcare professionals regarding OVA1. Sales and marketing expenses also include the costs of sponsoring continuing medical education, medical meeting participation and dissemination of scientific and health economic publications. Our personnel-related expenses include the cost of our territory development managers, the subject matter experts responsible for market development and the coordination of interactions with the Quest Diagnostics’ sales team. Sales and marketing expenses decreased by $598,000, or 14%, for the nine months ended September 30, 2012 compared to the same period in 2011. The decrease was due primarily to a $418,000 reduction in personnel and personnel-related expenses related to lower headcount in 2012 compared to 2011. In addition, advertising, medical education and trade show expenses decreased $118,000 compared to the same period in 2011 due to decreased print advertising compared to 2011 and fewer events being sponsored in 2012.

General and Administrative Expenses. General and administrative expenses consist primarily of personnel-related expenses, professional fees and other costs, including legal, finance and accounting expenses and other infrastructure expenses. General and administrative expenses decreased by $3,601,000, or 52%, for the nine months ended September 30, 2012 compared to the same period in 2011. The decrease was due to $1,712,000 in lower stock compensation expenses as there were no bankruptcy-related stock compensation costs in 2012 (fully amortized at June 30, 2011). Personnel and personnel-related expenses also decreased $689,000 due to the departure of our Chief Financial Officer and Vice President of Corporate Strategy. In addition, the nine months ended September 30, 2012 included a one-time reversal of $375,000 of amounts previously accrued for the Bio-Rad claims and audit, tax and legal fees decreased $770,000 compared to the same period in 2011 due to a decrease in overall activity and as 2012 legal expenses were recorded net of expenses incurred which have been or are anticipated to be covered and paid directly by our insurance carrier. These decreases were partially offset by a one-time charge for CEO severance of approximately $400,000 in the nine months ended September 30, 2012.

Interest expense. Interest expense decreased by $133,000, or 40%, for the nine months ended September 30, 2012 compared to the same period in 2011 as we paid off $5,000,000 of our 7.00% Senior Convertible Notes upon maturity in September 2011.

Gain on sale of instrument business. Gain on sale of instrument business was $1,830,000 for the nine months ended September 30, 2012. This gain was derived from the return in 2012 of funds held in escrow from our 2006 sale of the instrument business to Bio-Rad.

Gain on litigation settlement, net. On February 9, 2012, we entered into a Settlement Agreement with Oppenheimer & Co., Inc. related to losses on our short and long-term investments in previous years. Under the terms of the Settlement Agreement, the total settlement was $1,000,000; $535,000 ($379,000 net after legal fees and costs) was paid in March 2012 and $465,000 ($331,000 net after legal fees and costs) was paid on September 1, 2012. The gain on litigation settlement represents recognition of the net proceeds received.

Change in fair value of warrants. There was no change in fair value of warrants for the nine months ended September 30, 2012 compared to $374,000 for the same period in 2011. This decrease of $374,000 was due primarily to the relative decrease in the Company’s stock price during 2011.

Reorganization items. Reorganization items were income of $88,000 for the nine months ended September 30, 2012 compared to expense of $74,000 for the same period in 2011. The increase was due to the one-time recognition of $103,000 in claims adjustments upon the formal closure of our voluntary petition for relief (our “Bankruptcy Filing”) under Chapter 11 of the United States Bankruptcy Code (“Chapter 11”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) in January 2012 as well as minimal ongoing reorganization costs in 2012.

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

We have incurred significant net losses and negative cash flows from operations since inception. At September 30, 2012, we had an accumulated deficit of $322,070,000 and stockholders’ equity of $5,392,000. On September 30, 2012, we had $16,328,000 of cash and cash equivalents and $10,607,000 of current liabilities. On October 12, 2012, we paid Quest Diagnostics approximately $5,894,000 of principal and $7,000 of accrued interest which we believe represents payment in full of all outstanding principal and interest under the secured line of credit.

We expect cash for OVA1 from Quest Diagnostics to be our only material, recurring source of cash in 2012. In order to continue our operations as currently planned through 2013 and beyond, we will need to raise additional capital. Given the above conditions, there is substantial doubt about the Company’s ability to continue as a going concern.

The interim unaudited consolidated financial statements have been prepared on a going concern basis and do not include any adjustments that might result from these uncertainties.

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

Cash and cash equivalents as of September 30, 2012 and December 31, 2011, were $16,328,000 and $22,477,000, respectively. Working capital was $6,112,000 and $11,417,000 at September 30, 2012 and December 31, 2011, respectively.

Net cash used in operating activities was $7,970,000 for the nine months ended September 30, 2012, resulting primarily from $5,771,000 net loss incurred as adjusted for completion of the 2006 gain on sale of instrument business to Bio-Rad of $1,830,000 and non-cash license revenues of $341,000, partially offset by $789,000 of stock-based compensation expense. Net cash used in operating activities also included $894,000 of cash used from changes in operating assets and liabilities mainly driven by the $1,412,000 decrease of accounts payable, accrued liabilities and other liabilities.

Net cash used in operating activities was $10,826,000 for the nine months ended September 30, 2011, resulting primarily from the $14,655,000 net loss incurred as adjusted for a change in fair value of warrants of $374,000 and non-cash license revenues of $341,000, partially offset by $2,976,000 of stock-based compensation expense. Net cash used in operating activities also included $1,513,000 of cash provided by changes in operating assets and liabilities mainly driven by an increase in accounts payable, accrued liabilities and other liabilities of $1,537,000 as well as the receipt of $489,000 under the Internal Revenue Service Qualifying Therapeutic Discovery Projects Grant Program for our ovarian cancer and PAD programs.

Net cash provided by investing activities for the nine months ended September 30, 2012 was $1,816,000 due primarily to the receipt of escrow funds upon completion of the 2006 sale of instrument business to Bio-Rad. Net cash used in investing activities for the nine months ended September 30, 2011 was $98,000 due to the purchase of property and equipment.

Net cash provided by financing activities was $6,000 for the nine months ended September 30, 2012, which resulted from net proceeds from issuance of common stock from exercise of stock options.

Net cash provided by financing activities was $15,234,000 for the nine months ended September 30, 2011, which resulted from net proceeds in connection with our February 2011 follow-on public offering partially offset by the $5,000,000 payment of our 7.00% Senior Convertible Notes.

We have significant net operating loss (“NOL”) credit carryforwards as of September 30, 2012 for which a full valuation allowance has been provided due to our history of operating losses. Our ability to use our net NOL credit carryforwards may be restricted due to ownership change limitations occurring in the past or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended, as well as similar state provisions. These ownership changes may also limit the amount of NOL credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Per Item 305(e) of Regulation S-K, information is not required.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

Our senior management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15e and 15d-15e under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management, including our Chief Executive Officer and Chief Accounting Officer, performed an evaluation of our disclosure controls and procedures as defined under the Exchange Act as of September 30, 2012. Based on this evaluation, our Chief Executive Officer and Chief Accounting Officer have concluded that as of September 30, 2012, our disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15(d)-15(e) under the Exchange Act, were effective.

Changes in internal controls over financial reporting.

There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

MAS Litigation

On July 9, 2007, Molecular Analytical Systems (“MAS”) filed a lawsuit in the Superior Court of California for the County of Santa Clara (“Superior Court”) naming Vermillion and Bio-Rad as defendants (the “State Court lawsuit”). In connection with the State Court lawsuit, MAS alleged that we breached our license agreement with MAS by transferring certain SELDI technology to Bio-Rad without obtaining MAS’s consent. MAS listed the value of its claim as in excess of $5,000,000. Thereafter, the Superior Court ordered that the dispute be arbitrated before the Judicial Arbitration and Mediation Service (“JAMS”). MAS filed its demand for arbitration in 2010 and the arbitration hearing occurred in 2011. On February 23, 2012, an interim arbitration award was issued by the Arbitrator. In the interim arbitration award, the Arbitrator denied MAS’s claim for breach of the license agreement as well as several other of MAS’s claims. The Arbitrator found that MAS was entitled to an accounting concerning our 2% royalty obligation to MAS either through February 21, 2013 or until cumulative royalty payments reach $10 million, whichever comes first, and ordered that such royalties should be based on total GAAP revenues less revenues attributable to certain excluded entities, not just SELDI-related revenues. Subsequently, the parties agreed to resolve (i) any and all remaining royalty obligations owed to MAS from us and (ii) any and all claims for fees and costs that we had against MAS in return for Vermillion making a one-time payment to MAS of $35,000. We submitted to JAMS a mutual stipulation consistent with that agreement and the Arbitrator entered a final arbitration award incorporating that stipulation on May 21, 2012. At our request, the Superior Court (i) confirmed the final arbitration award and (ii) entered the final arbitration award as the final judgment in this case on July 26, 2012.

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

The parties negotiated a scheduling order, which was approved on June 6, 2012, setting trial in this expedited action to start on July 31, 2012. On June 13, 2012, Vermillion and the other defendants filed an answer. The parties then engaged in extensive discovery, including document production, service of interrogatory responses, and the taking of depositions. On July 26, 2012, Vermillion and the other defendants filed a motion to dismiss the case arguing that plaintiffs and their counsel provided false notarizations verifying the complaint, amended complaint and discovery responses, and that plaintiffs and their counsel otherwise engaged in litigation misconduct. The Court has continued the trial date to consider full briefing and argument on the motion to dismiss prior to re-scheduling a trial, if any is necessary. Briefing and argument have been completed and the matter is now under submission to and awaiting decision by the Court.

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

Quest Diagnostics has an exclusive license to offer OVA1 in the clinical reference laboratory marketplace in the US, Mexico, the United Kingdom and India through September 11, 2014, which may be extended for an additional year beyond September 11, 2014 at Quest Diagnostics’ option. In addition, Quest Diagnostics may obtain a similar exclusive license with respect to a test for PAD for a three-year period following clearance by the FDA. Consequently, our ability to generate revenue from these tests in these regions may be heavily dependent on Quest Diagnostics and its ability to market and offer these tests in its clinical laboratories.

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

How we will recognize future revenue under the Quest Diagnostics Strategic Alliance Agreement remains uncertain and may change, which could affect our revenue in future periods.

As described in more detail above, the November 2010 amendment to the Strategic Alliance agreement changed the structure and calculation of the payment to be received by us from Quest Diagnostics relating to OVA1. Given our limited commercialization history with OVA1 and with the amended payment terms as well as our inability to know or control Quest Diagnostics’ reimbursement rates for OVA1, it may be difficult for us to estimate the amount of the future royalties and the size of any year-end adjustment. It is likely that we will be unable to recognize some or all of the revenue from the royalty payments to be received from Quest Diagnostics until we are better able to estimate the final royalty payment amounts and the magnitude and effect of the annual recalculation and adjustment mechanism. Accordingly, the amount of revenue we will be able to recognize in any quarter could vary significantly, and the method used to calculate that revenue could be subject to change.

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

•

the scope and extent of the agreement by Medicare and third party payers to provide full or partial reimbursement coverage for our products, which will affect patients’ willingness to pay for our products and will likely heavily influence physicians’ decisions to recommend or use our products.

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

On July 9, 2007, Molecular Analytical Systems filed a lawsuit in the Superior Court of California for the County of Santa Clara (“Superior Court”) naming Vermillion and Bio-Rad as defendants (the “State Court lawsuit”). In connection with the State Court lawsuit, MAS alleged that we breached our license agreement with MAS by transferring certain SELDI technology to Bio-Rad without obtaining MAS’s consent. MAS listed the value of its claim as in excess of $5,000,000. Thereafter, the Superior Court ordered that the dispute be arbitrated before the Judicial Arbitration and Mediation Service (“JAMS”). MAS filed its demand for arbitration in 2010 and the arbitration hearing occurred in 2011. On February 23, 2012, an interim arbitration award was issued by the Arbitrator. In the interim arbitration award, the Arbitrator denied MAS’s claim for breach of the license agreement as well as several other of MAS’s claims. The Arbitrator found that MAS was entitled to an accounting concerning our 2% royalty obligation to MAS either through February 21, 2013 or until cumulative royalty payments reach $10 million, whichever comes first, and ordered that such royalties should be based on total GAAP revenues less revenues attributable to certain excluded entities, not just SELDI-related revenues. Subsequently, the parties agreed to resolve (i) any and all remaining royalty obligations owed to MAS from us and (ii) any and all claims for fees and costs that we had against MAS in return for Vermillion making a one-time payment to MAS of $35,000. We submitted to JAMS a mutual stipulation consistent with that agreement and the Arbitrator entered a final arbitration award incorporating that stipulation on May 21, 2012. At our request, the Superior Court (i) confirmed the final arbitration award and (ii) entered the final arbitration award as the final judgment in this case on July 26, 2012.

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

The parties negotiated a scheduling order, which was approved on June 6, 2012, setting trial in this expedited action to start on July 31, 2012. On June 13, 2012, Vermillion and the other defendants filed an answer. The parties then engaged in extensive discovery, including document production, service of interrogatory responses, and the taking of depositions. On July 26, 2012, Vermillion and the other defendants filed a motion to dismiss the case arguing that plaintiffs and their counsel provided false notarizations verifying the complaint, amended complaint and discovery responses, and that plaintiffs and their counsel otherwise engaged in litigation misconduct. The Court has continued the trial date to consider full briefing and argument on the motion to dismiss prior to re-scheduling a trial, if any is necessary. Briefing and argument have been completed and the matter is now under submission to and awaiting decision by the Court.

Our coming transition to a new chief executive officer may limit our ability to effectively execute on our business plan.

On May 15, 2012, we announced our CEO succession plan, beginning the process of identifying a successor to Gail S. Page, our president and CEO and our Board of Directors has formed a search committee. Our new CEO’s experience with our management team and knowledge of our operations will likely be limited. While Ms. Page is expected to assist the new CEO in transitioning into the position, this leadership change may result in disruptions to our business or operations or otherwise limit the ability of our management team to effectively execute on our business plan, which could have an adverse effect on our business, financial condition, results of operations and stock price. In addition, while we are seeking a candidate who is well qualified and will function well as our CEO, there is no guarantee that he or she will be successful in this role. Our new CEO’s failure to perform as expected may have a material adverse effect on our business, financial condition, results of operations and stock price.

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

On February 18, 2011, we completed a follow-on public offering of our common stock in which we issued an additional 4 million shares and raised $20.2 million in net proceeds. As of September 30, 2012, we had 15,095,288 shares of our common stock outstanding which excludes 1,026,984 shares of our common stock that were subject to outstanding options. Also, as of September 30, 2012, there were 52,500 shares of restricted stock awarded to certain executive officers pursuant to the 2010 Plan that were not vested. These shares vest ratably through March 2014. In addition, as of September 30, 2012, there were 45,625 shares of restricted stock awarded to our Board of Directors that will vest in December 2012.

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

Vermillion, Inc.

Date: November 12, 2012	/s/ Gail S. Page
Gail S. Page President and Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2012	/s/ Eric J. Schoen
Eric J. Schoen Chief Accounting Officer (Principal Financial Officer)