Form 10-K
period 2012-12-31
VERMILLION, INC.
filed 2013-03-01
CIK 926617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2012.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

The aggregate market value of voting common stock held by non-affiliates of the Registrant is $30,444,327 and is based upon the last sales price as quoted on The NASDAQ Global Market as of June 30, 2012.

As of February 28, 2013, the Registrant had 15,200,079 shares of common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

VERMILLION, INC.

FORM 10-K

For the Fiscal Year Ended December 31, 2012

Vermillion, OVA1, VASCLIR and OvaCalc are registered trademarks of Vermillion, Inc. ProteinChip is a registered trademark of Bio-Rad Laboratories, Inc. BioSepra is a registered trademark of Pall Corporation.

PART I

FORWARD-LOOKING STATEMENTS

Vermillion, Inc. (“Vermillion”) and its subsidiaries (collectively, the “Company”) has made statements in Part I Item 1, “Business”; Part II Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; and other sections of this Annual Report on Form 10-K that are deemed forward-looking statements for purposes of the safe harbor provisions under the Private Securities Litigation Reform Act of 1995. We claim the protection of such safe harbor, and disclaim any intent or obligation to update any forward-looking statement. You can identify these statements by forward-looking words such as “may,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “plan,” “could,” “should” and “continue” or similar words. These forward-looking statements may also use different phrases. We have based these forward-looking statements on management’s (“we,” “us” or “our”) current expectations and projections about future events. Examples of language found in forward-looking statements include the following:

•	projections of our future revenue, results of operations and financial condition;

•	anticipated efficacy of our products, product development activities and product innovations;

•	competition and consolidation in the markets in which we compete;

•	existing and future collaborations and partnerships;

•	the utility of biomarker discoveries;

•	our belief that particular biomarker discoveries may have diagnostic and/or therapeutic utility;

•	achieving milestones in product development, future regulatory or scientific submissions and presentations;

•	our plans to develop and commercialize diagnostic tests through our strategic alliance with Quest Diagnostics, Incorporated (“Quest Diagnostics”) or elsewhere;

•	our ability to expand and protect our intellectual property portfolio;

•	anticipated future losses;

•	expected levels of expenditures;

•	expected market adoption of our diagnostic tests, including OVA1;

•	results of clinical trials, post-market studies required by FDA, and publications on OVA1;

•	our ability to obtain reimbursement from third-party payers for our diagnostic tests, including OVA1;

•	recognition of revenue under our agreement with Quest Diagnostics;

•	the period of time for which our financial resources will be sufficient to enable us to maintain current and planned operations; and

•	expected reimbursement for our products from third party payers such as private insurance companies and government insurance plans.

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

Company Overview

Corporate Vision:

To become a recognized leader in the advancement of women’s health by providing innovative methods to detect, monitor and manage the treatment of gynecologic cancers and other related diseases

Corporate Mission:

We will develop and commercialize high-value multi-marker diagnostic tests which address unmet needs in gynecologic oncology and women’s health.

We will accomplish our mission through internal development, targeted acquisitions, and collaborations with leading scientific and clinical institutions.

Our commercial efforts will include direct marketing and sales activities as well as partnerships with leading companies in women’s health.

Mission Statement:

We are dedicated to the discovery, development and commercialization of novel high-value diagnostic tests that help physicians diagnose, treat and improve outcomes for patients. Our tests are intended to detect, diagnose and stage disease, and to help guide decisions regarding patient prognosis and treatment. These may include decisions to refer patients to specialists, to perform additional testing, or to assist in the selection or monitoring of therapy and disease progression. A distinctive feature of our approach is to combine multiple biomarkers into a single, reportable index score that has higher diagnostic effectiveness than its constituents. We concentrate our development of novel diagnostic tests in the fields of gynecologic oncology and women’s health, with the initial focus on ovarian cancer. We also intend to address clinical unmet needs related to early disease detection, treatment response, monitoring of disease progression, prognosis and others through collaborations with leading academic and clinical research institutions.

Our lead product, OVA1, an ovarian cancer blood test was cleared by the United States Food and Drug Administration (“FDA”) on September 11, 2009. OVA1 addresses a clear unmet clinical need, namely the pre-surgical identification of women who are at high risk of having a malignant ovarian tumor. Numerous studies have documented the benefit of referral of these women to gynecologic oncologists for their initial surgery. Prior to the clearance of OVA1, no blood test had been cleared by the FDA for physicians to use in the pre-surgical management of ovarian adnexal masses. OVA1 is a qualitative serum test that utilizes five well-established biomarkers and proprietary FDA-cleared software to determine the likelihood of malignancy in women over age 18, with a pelvic mass for whom surgery is planned. OVA1 was developed through large clinical studies in collaboration with numerous academic medical centers encompassing over 2,500 clinical samples. OVA1 was fully validated in a prospective multi-center clinical trial encompassing 27 sites reflective of the diverse nature of the clinical centers at which ovarian adnexal masses are evaluated. The results of the clinical trial demonstrated that in a clinical cohort of 516 patients, OVA1, in conjunction with clinical evaluation, was able to identify 95.7% (154/161) of the malignant ovarian tumors overall, and to rule out malignancy with a negative predictive value (“NPV”) of 94.6% (123/130). At the 2010 International Gynecologic Cancer Society Meeting, data were presented demonstrating the high sensitivity of OVA1 for epithelial ovarian cancers; OVA1 detected 95/96 epithelial ovarian cancer cases for a sensitivity of 99.0%, including 40/41 stage I and stage II epithelial ovarian cancers, for an overall sensitivity of 97.6% for early stage epithelial ovarian cancers, as compared to 65.9% for CA125 using the American College of Obstetricians and Gynecologists (“ACOG”) cutoffs. The improvement in sensitivity was even greater among premenopausal women; for OVA1, sensitivity for early stage epithelial ovarian cancer was 92.9% and for CA125, sensitivity was 35.7%. Overall, OVA1 detected 76% of malignancies missed by CA125, including all advanced stage malignancies. OVA1 is not indicated for use as a screening or stand-alone diagnostic assay.

In 2012, we completed a second pivotal clinical study of OVA1, called the “OVA500 study” and led by Dr. Robert E. Bristow, Director of Gynecologic Oncology Services with UC Irvine Healthcare. The study evaluated OVA1 performance in a population of 494 patients who underwent surgery for an adnexal mass after enrollment by a non-gynecologic oncologist, the intended use population for routine OVA1 testing. In the new study, of the 27 sites used in each study, only 10 were common to both. Collectively, the two studies evaluated 1,110 eligible subjects at a total of 44 sites. Despite the difference in population between the two studies, and the large number of differing sites, the sensitivity of OVA1 added to clinical impression (also called OVA1 dual assessment) was identical, at 95.7% (88/92). In addition, overall NPV of OVA1 dual assessment was 98.1% (204/208), higher than the 94.6% NPV found in the earlier validation study. In premenopausal surgery patients, OVA1 dual assessment sensitivity was 93.5% (29/31), NPV was 98.6% (145/147) and specificity was 58.9% (145/246) when combined with clinical assessment. OVA1 also showed strong performance in detecting early stage malignancies. OVA1 correctly stratified 91.4% (32/35) of early stage cancers and 89.3% (25/28) of stage I cancers as high risk, respectively. In comparison, CA125-II sensitivity was 65.7% (23/35) for early stage and 64.3% (18/28) for stage I malignancies. Overall, the results strongly and independently confirmed the clinical performance of OVA1 in presurgical triage of adnexal mass patients, including premenopausal and early stage cancers.

The OVA500 study was recently published in the peer-reviewed journal Gynecologic Oncology, which enjoys the highest impact factor rating of any journal worldwide focused on gynecologic oncology. The results have also been incorporated into an updated Medical Education presentation, as well as our Marketing and Reimbursement collateral. Since many professional medical societies stress the importance of multiple independent clinical trials as so-called “evidence levels”, we also believe that OVA500 contributes to a higher evidence level relative to OVA1’s utility in the medical management of adnexal masses.

In addition to OVA1, we have development programs in other clinical aspects of ovarian cancer as well as in peripheral arterial disease. In the field of peripheral arterial disease, we have identified candidate biomarkers that may help to identify individuals at high risk for a decreased ankle-brachial index score, which is indicative of the likely presence of peripheral arterial disease. We have completed an intended-use study, published in the December 2012 edition of Vascular Medicine, to develop and validate a multi-marker algorithm for the assessment of individuals at risk for peripheral arterial disease. This algorithm will be specifically directed at a primary care population in which the peripheral arterial disease blood test is expected to be used. With our recent decision to focus on gynecologic oncology and related diseases, we now plan to seek a Development/Commercial Partner for this program who will work with us to complete the product development, conduct the required clinical validation studies, and eventually commercialize this product on a global basis. In another program, we have also initiated pilot experiments intended to identify markers with high clinical specificity that may complement OVA1. These experiments are early stage and may take different directions depending on the results. We have yet to select one or more intended uses, and establish a regulatory pathway for this potential next generation OVA product.

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

We have a strategic alliance agreement (the “Strategic Alliance Agreement”) with Quest Diagnostics to develop and commercialize up to three diagnostic tests from our product pipeline (the “Strategic Alliance”). Quest Diagnostics has the exclusive right to commercialize OVA1 in the clinical laboratory market until September 2014, with an option to extend such exclusive period in its sole discretion for one additional year. Prior to the expiration of the strategic alliance in October 2012, Quest Diagnostics selected two diagnostic tests to commercialize, a peripheral arterial disease blood test and OVA1.

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

In November 2011, we entered into an asset purchase agreement with Correlogic Systems, Inc. (“Correlogic”), pursuant to which we paid to Correlogic $435,000 and purchased from Correlogic substantially all of its assets, including certain documents, diagnostic samples and intellectual property owned by Correlogic in connection with Correlogic’s ovarian cancer diagnostics business, including a diagnostic test under the name “OvaCheck2™” for the detection of ovarian cancer (the “Acquisition”). Correlogic was in Chapter 11 proceedings in the United States Bankruptcy Court for the District of Maryland (the “Court”) at the time the asset purchase agreement was entered into and the Acquisition was subject to Court approval. Court approval was received and the Acquisition completed in December 2011. We plan to use the Correlogic assets purchased from the Acquisition to advance the goals of our ovarian cancer franchise, including the development of the next generation OVA product.

The Diagnostic Market

The economics of healthcare demand improved allocation of resources which can be derived through disease prevention, early detection of disease leading to early intervention, and diagnostic tools that can triage patients to more appropriate therapy and intervention. According to the May 2009 In Vitro Diagnostics Market Analysis 2009-2024 report, the worldwide market for in vitro diagnostics (“IVDs”) in 2008 was approximately $40.0 billion. Visiongain, an independent business information provider, predicts that the market will generate nearly $60.0 billion in 2014. We have chosen to concentrate primarily in the areas of oncology and women’s health. Demographic trends suggest that, as the population ages, the burden from these diseases will increase and the demand for quality diagnostic, prognostic and predictive tests will increase. In addition, these areas generally lack quality diagnostic tests and, therefore, we believe patient outcomes can be significantly improved by the development of novel diagnostic tests.

Our focus on translational biomarkers enables us to address the market for novel diagnostic tests that simultaneously measure multiple biomarkers. A biomarker is a biomolecule or variant biomolecule that is present at measurably greater or lesser concentrations in a disease state versus a normal condition. Conventional protein tests measure a single protein biomarker whereas most diseases are complex. We believe that efforts to diagnose cancer and other complex diseases have failed in large part because the disease is heterogeneous at the causative level (i.e., most diseases can be traced to multiple potential etiologies) and at the human response level (i.e., each individual afflicted with a given disease can respond to that ailment in a specific manner).

Consequently, measuring a single biomarker when multiple biomarkers may be altered in a complex disease is unlikely to provide meaningful information about the disease state. We believe that our approach of monitoring and combining multiple protein biomarkers using a variety of analytical techniques will allow us to create diagnostic tests with sufficient sensitivity and specificity about the disease state to aid the physician considering treatment options for patients with complex diseases. Such assays are commonly referred to as IVDMIA (In Vitro Diagnostic Multivariate Index Assays), and often utilize advanced algorithms based on logistic regression, pattern recognition and the like. Often, IVDMIA algorithms are non-intuitive, and therefore require rigorous clinical validation and error modeling. Vermillion and its collaborators are expert in these areas, and in the case of OVA1, presented both the clinical validation and error modeling in order to gain 510(k) clearance of OVA1, as an IVD software device.

Ovarian Cancer

Background. Commonly known as the “silent killer,” ovarian cancer leads to approximately 15,000 deaths each year in the United States. The American Cancer Society (ACS) estimates that over 22,000 new ovarian cancer cases will be diagnosed in 2013, with the majority of the patients in the late stages of the disease in which the cancer has spread beyond the ovary. Unfortunately, ovarian cancer patients in the late stages of the disease have a poor prognosis, which leads to the high mortality rates. According to the ACS, when ovarian cancer is diagnosed at its earliest stage, the patient has a 5-year survival rate of 93%. Ovarian cancer patients have up to a 90% cure rate following surgery and/or chemotherapy if detected in stage 1. However, only 19% of ovarian cancer patients are diagnosed before the tumor has spread outside the ovary. For ovarian cancer patients diagnosed in the late-stages of the disease, the 5-year survival rate falls to as low as 18%.

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

Although adnexal masses are relatively common, malignant tumors are less so. Screening studies have indicated that the prevalence of adnexal masses in postmenopausal women can be as high as 5 percent. Adnexal masses are thought to be even more common in premenopausal women, but there are more non-persistent, physiologic ovarian masses in this demographic. In the Prostate Lung Colorectal and Ovarian Cancer study, 28,519 post-menopausal women were screened for ovarian malignancy and 4.7% received an abnormal ultrasound. Using the US census of 53 million women over the age of 50, this suggests there are more than 2.4 million adnexal masses in this segment alone. Although many of these do not present to the physician or are not concerning enough to warrant surgery, those that do require evaluation for the likelihood for malignancy could potentially benefit from the use of OVA1.

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

OVA1® Ovarian Tumor Triage Test. In January, 2007, we commenced our multi-center prospective clinical trial to demonstrate the clinical performance and utility of OVA1, which was developed based on the studies described above. The clinical study population came from institutions with primary care physicians, gynecologists (“non-GO”), and/or gynecologic oncologists (“GO”). The clinical study subject enrollment centers were representative of institutions where ovarian tumor subjects potentially undergo a gynecologic examination. The specimens were collected at 27 demographically mixed sites that included large and small medical centers (universities/community hospitals), clinics that specialize in women’s health, small gynecology/obstetrics groups, gynecology/oncology practices, and HMO groups. The performance of OVA1 was determined based on 516 evaluable subjects who underwent surgery to remove a documented ovarian tumor and for whom a pathology result was available. Physicians were asked, based on the information they had, which included physical, radiologic, and laboratory results, whether they believed the patient had cancer (“Clinical Assessment”). Physicians were not provided with OVA1 score in making this determination. After surgery, the specimen was examined by a surgical pathologist per routine clinical practice. The ability of physicians to predict malignancy without OVA1 was compared to the ability of physicians or OVA1 (“Dual Assessment”) to predict malignancy. With Dual Assessment, which included OVA1, 80.0% of cancers missed by clinician impression alone were detected. Dual Assessment, which included OVA1, had greater sensitivity and negative predictive value than Clinical Assessment alone and the metrics of clinical performance were 91.7% and 93.2%, respectively. We obtained FDA clearance of OVA1 on September 11, 2009. OVA1 is the first FDA-cleared test to be used in the pre-surgical evaluation of ovarian adnexal masses.

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

In 2012, we completed a second pivotal clinical study of OVA1, called the “OVA500 study” and led by Dr. Robert E. Bristow, Director of Gynecologic Oncology Services with UC Irvine Healthcare. The study evaluated OVA1 diagnostic performance in a population of 494 evaluable patients who underwent surgery for an adnexal mass after enrollment by a non-gynecologic oncologist. Like the earlier OVA1 validation study, this was a prospective, multi-center study of consecutively enrolled, eligible subjects coordinated through 27 sites across the U.S.A. In the OVA500 study, adnexal surgery patients were only enrolled from non-gynecologic oncology caregivers. As a result, the patient population in this study more closely resembled the intended use population for routine OVA1 testing; women aged 18 years or older, with an adnexal mass requiring surgery but not yet referred to gynecologic oncologist, and in which the mass was determined to be benign or malignant after enrollment. Moreover, of the 27 sites used in each study, only 10 were common to both. So collectively, the two studies evaluated 1,024 eligible subjects at a total of 44 sites. Despite the difference in population between the two studies, and the large number of differing sites, the sensitivity of OVA1 added to clinical impression (also called OVA1 dual assessment) was identical, at 95.7% (88/92). Interestingly, the overall prevalence of malignancy was lower in the OVA500 study than the 31.2% (161/516) previously found in the earlier OVA1 validation study. Cancer prevalence in OVA500 was 18.6% overall (92/494) and just 11.2% (31/277) in premenopausal surgery patients. This difference may be explained by the exclusion of subjects enrolled by gynecologic oncologist, a potentially malignancy-enriched subset of all adnexal mass surgeries. Even so, OVA1 sensitivity was 93.5% (29/31) in premenopausal subjects, with or without clinical assessment. NPV is another critical element of OVA1 performance in the context of a referral or triage test. In OVA500, overall NPV of OVA1 dual assessment was 98.1% (204/208), higher than the 94.6% NPV found in the earlier validation study. In premenopausal subjects, where functional ovarian cysts are more common and gynecologists may elect to operate more frequently, the NPV of OVA1 with or without clinical assessment was 98.6%. In contrast, clinical assessment predicted just 73.9% of malignancies overall, and only 64.5% of premenopausal malignancies. Together, the differential sensitivity and high NPV of OVA1 strongly confirmed previous findings, supporting the evidence of clinical utility in the presurgical triage of patients undergoing adnexal mass surgery. One additional finding related to medical necessity was the detection of early stage malignancies, since stage I cancers are 90-95% curable if appropriately operated and treated. Of the 92 malignancies in OVA500, 35 were early stage and 28 were stage I: 38.0% and 30.4% of all malignancies, respectively. OVA1 standalone sensitivity in stratifying patients as high-risk was 91.4% (32/35) for all early stage and 89.3% (25/28) for stage I malignancies, respectively. Comparatively, CA125-II sensitivity was 65.7% (23/35) for all early stage and 64.3% (18/28) for stage I malignancies. The success rate of OVA1 classifying a benign mass as low risk, although of secondary importance (considering surgery will be performed regardless), was also measured in the OVA500 study. This statistic (specificity) was 53.5% (215/402) overall, and in premenopausal patients was 61.4% (151/246). Overall, the results strongly and independently confirmed the value of OVA1 in presurgical triage of adnexal mass patients, and sensitive identification of premenopausal and early stage malignancies.

The OVA500 study was recently published in the peer-reviewed journal Gynecologic Oncology, which enjoys the highest impact factor rating of any journal worldwide focused on gynecologic oncology. The results have also been incorporated into an updated Medical Education presentation, as well as our Marketing and Reimbursement collateral. Since many professional medical societies stress the importance of multiple independent clinical trials as so-called “evidence levels”, we also believe that OVA500 contributes to a higher evidence level relative to OVA1’s utility in the medical management of adnexal masses. Health economic analysis indicates that anticipated benefits of OVA1 include i) more appropriate referrals of women with high risk of malignancy to a gynecologic oncologist and fewer referrals of women at low risk of malignancy; ii) fewer second surgeries as a result of an initial surgery by a generalist on a woman with a malignant tumor; iii) reduced need for a backup surgeon (i.e. specialist) during a surgery by a generalist; iv) more appropriate and efficient administration of intraperitoneal chemotherapy; v) longer survival, associated with better quality of life.

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

PAD is most commonly diagnosed using the ankle-brachial index (“ABI”), which is performed using a handheld Doppler. Blood pressures are measured in the arm and at the ankles and the ratio (ankle/arm) is calculated. Non-affected individuals should have a ratio of 0.9 or greater, while individuals with a ratio of less than 0.9 are defined as having PAD. Although the ABI has good sensitivity and specificity for PAD, its implementation into routine clinical practice has been hampered by poor physician adoption, generally because of the need to utilize special equipment by a specially trained technician and the need to have the patient lie supine in an examination room for 10 to 30 minutes prior to the administration of this test. Additionally, studies have shown that the ABI is often performed incorrectly. Recently, a bedside instrument has been introduced to simplify PAD testing, in which blood pressure measurement and user operation have been greatly simplified. The system, called Unetixs REVO™, eliminates pre-test resting and takes less than 10 minutes to produce a result. However, the instrument retails for over $12,000 and uses Pulse Volume waveforms, rather than Doppler waveforms, and requires technician training and accurate placement of pressure cuffs. Our PAD experts advise us that this method has had little uptake and does not produce a validated ABI score. Therefore, a blood test that can be more routinely implemented and reliably drawn by primary care providers has potential in identifying at increased risk of PAD, for referral to vascular medicine specialists.

In collaboration with John P. Cooke, M.D., Ph.D., a Professor and Associate Director of the Stanford Cardiovascular Institute at Stanford University School of Medicine, we have performed both an initial discovery study and a first validation study that has resulted in the identification of blood markers that could assist in the diagnosis of PAD. These findings form the basis of a novel blood test for identification and specialist referral of patients at higher risk for PAD, similar to the use of OVA1 to detect and refer patients at higher risk of ovarian malignancy.

The results of these early studies, including the publication of two blood markers for PAD, were published in the August 2007 on-line issue of the peer-reviewed journal Circulation, which is published by the American Heart Association (the “AHA”). Independent validation of these initial findings was subsequently published in the peer-reviewed journal Vascular Medicine in 2008. This study, which encompassed 540 individuals, confirmed the elevation of the two biomarkers in subjects with PAD. Moreover, the study showed that a panel of markers improved the identification of subjects with PAD and was complementary to available data, including the AHA risk score. In this study, subjects with a moderate AHA risk score but elevated PAD biomarker score had almost a 7 times increased likelihood of having PAD than if they had a normal PAD biomarker score.

The PAD intended use study, titled “A validated biomarker panel to identify peripheral artery disease,” and published in the December 2012 edition of Vascular Medicine, was authored by Dr. William Hiatt, Novartis Foundation endowed professor for cardiovascular research at the University of Colorado School of Medicine, Division of Cardiology. The article reported the results of a multi-center, prospective clinical study of 1,025 subjects, consecutively enrolled from the PAD at-risk population of those aged 70 or older, and diabetics and smokers 50 or older. Several different multi-marker algorithms were evaluated in at-risk patients with or without PAD, and compared to conventional cardiovascular risk assessment by the Framingham Risk Score (FRS). The best model demonstrated a c-statistic of 0.73 and more important, identified 17 of 20 (85%) of patients with PAD who were missed by the FRS high-risk cutoff. Similar results were seen in asymptomatic PAD subjects, where the algorithm correctly classified 84% (48/57). In a statement, the study’s co-author Dr. Cooke commented, “Since one in every 20 Americans over the age of 50 has PAD, this study suggests the possibility for a simple and practical way to screen at-risk patients. By detecting undiagnosed or asymptomatic PAD, primary care physicians can intervene earlier and improve the health and prognosis for their patients. We are truly excited at the confirmation our biomarker research achieved in this large group of at-risk subjects, and look forward to advancing our program.”

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

Under the terms of the Amended Strategic Alliance Agreement, Quest Diagnostics had the right to commercialize up to three diagnostic tests from our product pipeline. Prior to the expiration of the strategic alliance, Quest Diagnostics selected two tests, peripheral arterial disease blood test and OVA1. We believe Quest Diagnostics no longer has the right to select the final diagnostic test. Pursuant to the Amended Strategic Alliance Agreement, Quest Diagnostics will have the non-exclusive right to commercialize each of the tests other than OVA1 in the clinical reference laboratory marketplace on a worldwide basis, with exclusive commercialization rights in each exclusive territory, as this term is defined in the Amended Strategic Alliance Agreement, beginning on the date each test is first commercialized and ending on the third anniversary of the date that such test is cleared or approved by the FDA. Quest has exclusive commercialization rights to commercialize OVA1 in the clinical reference laboratory marketplace in each exclusive territory through September 2014 and the right to extend the exclusivity period for one additional year. These exclusive territories consist of the United States, India, Mexico, and the United Kingdom. Quest Diagnostics has the non-exclusive right to commercialize OVA1 on a worldwide basis outside of these exclusive territories.

Customers

In the United States, the IVD market can be segmented into three major groups: clinical reference laboratories, the largest of which are Quest Diagnostics and Laboratory Corporation of America; hospital laboratories; and physician offices. Initially, substantially all of our revenue in the United States will be generated through clinical reference laboratories, and Quest Diagnostics will be the major customer. In 2013, we plan to begin a direct selling effort to hospitals which have the required instrumentation and testing capabilities to perform the 5 markers that are in the OVA1 product and utilize the OvaCalc® algorithm. Outside the United

States, laboratories may become customers, either directly with us or via distribution relationships established between us and authorized distributors. In 2013 we plan to begin to actively seek out distributors/partners for the European marketplace.

Research and Development

Our research and development efforts center on the discovery and validation of biomarkers and combinations of biomarkers that can be developed into diagnostic assays. We do this predominantly through collaborations we have established with academic institutions such as JHU, Rigshospitalet, and Stanford as well as through contract research organizations (“CRO’s”) such as PrecisionMed and the Colorado Prevention Center. In addition, we actively seek collaborations and initiate dialog with clinical academics, in order to generate publications, intellectual property or test development in broader areas of gynecologic oncology.

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

Our Solution

Our studies, particularly in ovarian cancer, have given us a better understanding of both the disease pathophysiology and the host response. By using multiple biomarkers, we are able to better characterize the disease and host response heterogeneity. In addition, by examining specific biomarkers and their variants, for example, post-translational modifications, we believe we can improve sensitivity and specificity over traditional diagnostic biomarkers because these biomarker combinations reflect both the pathophysiology and host response. This is accomplished using novel biomarker panels coupled with multivariate pattern recognition software to identify IVDMIA algorithms which can be commercialized as disease-specific assays.

We are applying translational biomarker research, algorithm development tools, and statistical error modeling methods to discover robust associations between biomarker panels and clinically relevant disease endpoints. We plan to develop new IVDMIA algorithms and molecular diagnostic tests based on known and newly identified protein markers to help physicians better predict and manage disease and treatment, and thereby improve patient outcomes and overall health economic resource utilization. Examples of diagnostic applications include, but are not limited to: asymptomatic population screening, early detection, triage to specialists, aid in diagnosis, prognosis or disease sub-classification, prediction or selection of therapy, monitoring of therapeutic response or residual disease, monitoring for recurrence or identification of appropriate fallback therapy or clinical trial eligibility.

We therefore anticipate ongoing and new partnerships with leading scientific and clinical institutions who have active proteomic or genomic programs in the area of gynecologic cancers, or with relevant clinical trial interests, with the goal of expanding our product portfolio with relevant solutions to unmet medical needs in women’s health.

Addressing the Heterogeneity of Disease

Our strategy is to create a diagnostics paradigm that is based on risk estimation, multiple-biomarker testing and information integration. This strategy is based on the belief that cancer and other gynecologic diseases are heterogeneous and, therefore, that relying on a single disease biomarker to provide a simple “yes-no” answer is likely to fail. We believe that efforts to diagnose cancer and other complex diseases have failed in large part because the disease is heterogeneous at the causative level, meaning that most diseases can be traced to multiple potential etiologies, and at the individual response level, meaning that each individual afflicted with a given disease can respond to that ailment in a specific manner. Consequently, diagnosis, disease monitoring and treatment decisions can be challenging. This heterogeneity of disease and difference in human response to disease and/or treatment underlies the shortcomings of single biomarkers to predict and identify many diseases. A better understanding of heterogeneity of disease and human response is necessary for improved diagnosis and treatment of many diseases.

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

Through biomarker discovery efforts conducted predominantly from 2000 through 2007, we have amassed a portfolio of candidate biomarkers identified in retrospective sample sets. Our research and development efforts are now mostly focused on validating these biomarkers in prospective studies. During the period from 2007 through 2008, we conducted a multi-center prospective clinical trial to determine the clinical performance of OVA1, which was submitted to the FDA on June 19, 2008, and cleared by the FDA on September 11, 2009. We have additional markers for ovarian cancer that we plan to evaluate and validate. Additionally, we completed a prospective intended use study for PAD in 2011. These activities are outlined below.

R&D-sponsored initiatives to support market development of OVA1

We have two ongoing R&D-sponsored initiatives to support OVA1 market development and adoption as an improved standard of care in the pre-surgical triage and evaluation of adnexal masses. The first is a major new clinical study of OVA1, focused on its performance in the predominantly pre-menopausal non-gynecologic oncologist patient population. The study, called OVA500, has resulted in first publication in the February 2013 edition of Gynecologic Oncology, a peer-reviewed journal with the highest impact factor rating of any journal worldwide focused on gynecologic oncology. OVA500 was conducted to confirm and extend the landmark findings of Ueland and Miller, published in Obstetrics & Gynecology in the June 2011 edition, with a completely new, prospectively enrolled patient cohort. The findings of OVA500, reported in Gynecologic Oncology, are summarized in a preceding section of this document. Additional manuscripts are in preparation to follow up on the initial study report, and will be submitted in the first or second quarter of 2013. The second R&D initiative supporting OVA1 is a series of Vermillion-assisted, independent clinical research studies of OVA1. Through this new program, Vermillion offers limited support for well-qualified Principal Investigators in the form of materials, testing services, and scientific consulting. As a result, we are currently in discussion with a number of potential investigators, to support new research publications on OVA1’s clinical utility, cost-effectiveness, and potential line extensions. While agreements are still pending, at least one study has begun enrolling patients under a clinical institution IRB approval.

New ovarian cancer indications. While our focus on supporting the commercialization of OVA1 is our primary priority, we also may extend our ovarian cancer franchise beyond OVA1, enabled by three key initiatives. First, we have just signed a 3-year extension of a research and license agreement with JHU to evaluate markers that provide improved specificity in the detection of ovarian cancer. Candidate markers are currently being assessed in small, pilot sample sets. Markers demonstrating high specificity may then be assessed in larger, clinical samples sets. Pilot results of these studies were reported in early 2011 at the Society of Gynecologic Oncologists. Second, our research and license agreement with Rigshospitalet (Copenhagen) generated data showing that a certain combination of markers can separate ovarian cancer patients into those with good prognosis from those with poor prognosis. These results were published in 2010 and we filed a patent application. Third, the acquisition of Correlogic assets in 2011 brings with it highly curated clinical samples, intellectual property and promising biomarker leads. These have the potential to further amplify our ovarian cancer diagnostic efforts in the future.

Prospective intended-use clinical study for Peripheral Arterial Disease (PAD). In 2011, we completed an intended-use study to validate a multi-marker algorithm for the assessment of individuals at risk for PAD. The PAD intended use study, titled “A validated biomarker panel to identify peripheral artery disease,” and published in the December 2012 edition of Vascular Medicine, was authored by Dr. William Hiatt, Novartis Foundation endowed professor for cardiovascular research at the University of Colorado School of Medicine, Division of Cardiology. The article reported the results of a multi-center, prospective clinical study of 1,025 subjects, consecutively enrolled from the PAD at-risk population of those aged 70 or older, and diabetics and smokers 50 or older. Several different multi-marker algorithms were evaluated in at-risk patients with or without PAD, and compared to conventional cardiovascular risk assessment by the Framingham Risk Score (FRS). The best model demonstrated a c-statistic of 0.73 and more important, identified 17 of 20 (85%) of patients with PAD who were missed by the FRS high-risk cutoff. Similar results were seen in asymptomatic PAD subjects, where the algorithm correctly classified 84% (48/57). In a statement, the study’s co-author Dr. Cooke commented, “Since one in every 20 Americans over the age of 50 has PAD, this study suggests the possibility for a simple and practical way to screen at-risk patients. By detecting undiagnosed or asymptomatic PAD, primary care physicians can intervene earlier and improve the health and prognosis for their patients. We are truly excited at the confirmation our biomarker research achieved in this large group of at-risk subjects, and look forward to advancing our program.”

Our PAD achievements, intellectual property and publications will support future discussions with potential development/ commercial partners and help to define the appropriate validation pathway, which may be as an FDA-approved or cleared test, or as a Laboratory Developed Test validated under the auspices of a CLIA-regulated clinical laboratory. Our path forward is to evaluate partnering options for the PAD program with third parties who have substantial presence in the cardiovascular market, as well as the funding and development capabilities to take this important blood test to market.

Our research and development expenses were $2,216,000 and $5,387,000 for the years ended December 31, 2012 and 2011, respectively. The decrease from the prior year was due primarily to a decrease in clinical trial costs for the ongoing development of our ovarian cancer franchise and our PAD program as our PAD intended use study was completed in 2011. The clinical trial cost decrease was net of ongoing expenses for our OVA1 FDA post-marketing study that commenced during 2012.

Commercial Operations

We have a commercial infrastructure, including sales and marketing and reimbursement expertise. Our sales representatives work with Quest Diagnostics to identify opportunities for communicating the benefits of OVA1 to general gynecologists and gynecologic oncologists alike. Our success will also depend on our ability to penetrate markets outside of the United States. OVA1 is CE marked, a requirement for marketing the test in the European Union. OVA1 has satisfied all certification requirements to complete its declaration of conformity.

At the end of 2012, approximately 16,460 OVA1 tests had been performed in the calendar year, an increase of 8% over 2011. Additionally, we estimate over 275 gynecologic oncologists are supportive or advocating the use of OVA1 for the triage of women with adnexal masses. This broad number of specialists supporting the test indicates an understanding of the unmet clinical need and the ability of OVA1 to serve a significant market to assist physicians to triage women who need a specialist for surgery from those who can be treated by the primary physician. As of December 2012, over 5,300 doctors had ordered the test, an increase of 43% over 2011.

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

In 2013, our Territory Development Managers will also be targeting key hospital accounts that are interested in providing OVA1 results to their OB/GYN and GYN/ONC physicians. These hospitals must have the required instrumentation as required in our product requirements insert to be eligible to perform the OVA1 risk algorithm.

There are still obstacles to overcome and significant milestones to attain to insure ongoing success. First, although the test volume and the number of doctors continue to increase, the average Gynecologist will only see about 2 to 4 appropriate patients per month and additional effort will be required to establish a consistent ordering pattern. Second, insurance coverage and patient bills are a concern to the physician and can disrupt the ordering pattern of a generalist who is supportive of OVA1.

Reimbursement

In the United States, revenue for diagnostic tests comes from several sources, including third-party payers such as insurance companies and government healthcare programs, such as Medicare and Medicaid. In 2010, we announced that Highmark Medicare Services, the Medicare contractor that has jurisdiction over claims submitted by Quest Diagnostics for OVA1, will cover OVA1. This local coverage determination from Highmark Medicare Services essentially provides national coverage for patients enrolled in Medicare as well as Medicare Advantage health plans. We have worked together with Quest Diagnostics to obtain coverage and reimbursement from private payers across the country. As of January 1, 2013, twenty-seven independent BlueCross BlueShield plans, representing more than 46.8 million lives, provide coverage for OVA1. In total, including Medicare and other private payers, approximately 93.3 million patients have access and coverage for OVA1. The Company and Quest Diagnostics continue to pursue coverage from additional payers.

On March 6, 2012, the American Medical Association (AMA) Current Procedural Terminology (CPT®) Panel voted to approve an application for a Category I CPT code for OVA1, which became effective January 1, 2013. The new CPT code is a positive step forward in advancing the commercialization of OVA1, as we believe it will help streamline claims processing and accelerate further coverage and adoption by private payers.

New and innovative diagnostic tests often face reimbursement challenges that can affect adoption; the three key focus areas are coding, claims, and coverage or payer adoption. In conjunction with Quest Diagnostics, we are consistently addressing these three areas.

Coding

•

OVA1 is a new class of diagnostics and therefore no specific code existed at the time of its launch. This is often the case with new diagnostic tests and companies will bill using a miscellaneous code which is the path we and Quest Diagnostics implemented. Now, after establishing OVA1 in the market, creating demand, demonstrating the utility of the test, obtaining coverage and reimbursement, we filed for a CPT code specific for OVA1 in 2011, which was effective beginning January 1, 2013. Achieving the unique Category I CPT code # 81503 was a critical step our commercialization process.

•

The test is priced in 2013 by the Centers for Medicare and Medicaid Services (CMS) using their gap-fill process. CMS uses this process when no comparable test exists. Medicare currently reimburses OVA1 at $516 per test and our test list price is $650.

Claims Process

•

In the early launch of a product, claims can be rejected due to lack of medical necessity, lack of payer understanding, or even billing process errors. To address these items, our Territory Development Managers are engaging with physicians’ offices to assist in the appeals process and are using these claims to educate payers and create awareness about the medical necessity of our test.

Payer Coverage

•

We continue to focus on–going efforts toward obtaining national coverage decisions. However, these decisions typically have a much longer lead time due to industry established processes and time frames. In most cases, these entail clinical and technical reviews that are performed on an annual basis.

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

In September 2011, Fujirebio Diagnostics received FDA clearance for Risk of Ovarian Malignancy Algorithm. This test combines two tumor markers and menopausal status into a numerical score using a publicly available algorithm. This test has the same intended use and precautions as OVA1. The Risk of Ovarian

Malignancy Algorithm is currently marketed as having utility limited to epithelial ovarian cancers, which accounts for 80% of ovarian malignancies. The two tests have not been compared in a side by side cohort evaluation to date, so no direct performance comparisons can be made.

Intellectual Property Protection

Our intellectual property includes a portfolio of owned, co-owned or licensed patents and patent applications. As of December 31, 2012, our clinical diagnostics patent portfolio included 24 issued United States patents, 14 pending United States patent applications, and numerous pending patent applications and issued patents outside the United States. These patents and patent applications fall into 32 patent families and are directed to several areas of technology important to our business, including ovarian cancer, breast cancer, PAD, Alzheimer’s and other clinical diagnostic technologies. The clinical diagnostics market includes laboratories engaged in the research and development and/or manufacture of diagnostic tests using biomarkers, commercial clinical laboratories, hospitals and medical clinics that perform diagnostic tests.

For intellectual property derived from Surface-Enhanced Laser Desorption/Ionization (“SELDI”) technology, we now share exclusive rights with Bio-Rad. The Company and Bio-Rad each have the right to engage in negotiations with the other party for a license to any improvements in the proprietary rights created by the other party.

The patent portfolio enumerated above also includes intellectual property which was acquired, together with other clinical diagnostics assets from Correlogic, Inc.

On May 8, 2012 the United States Patent and Trademark Office (“USPTO”) granted patent number 8,173,433, titled “Platelet biomarkers for cancer.” The patent resulted from a collaboration with the late Dr. Judah Folkman, a renowned cancer expert, and identifies three biomarkers that can be used to assess changes in endogenous angiogenesis in a subject. Angiogenesis is commonly associated with cancer, and novel therapeutics such as bevacizumab (Avastin®) target angiogenesis to limit tumor recruitment of blood vessels. The patented biomarkers, which are associated with platelets, can be used to measure ongoing angiogenic activity. The patent covers the measurement of these biomarkers over time and correlating changes in expression with the changing level of endogenous angiogenic activity. Consequently, this patent also enables the use of these biomarkers to monitor efficacy of therapy directed at angiogenic pathways.

On June 26, 2012, the USPTO granted patent number 8,206,934, titled “Methods for diagnosing ovarian cancer.” This patent further expands the list of biomarkers Vermillion has employed in the diagnosis or status determination of ovarian cancer. In this patent, the granted claims cover the use of Protein C Inhibitor (PCI) in ovarian cancer tests using blood and several other sample types.

On July 17, 2012, the USPTO granted patent number 8,221,984, titled “Biomarkers for ovarian cancer.” The patent makes claims in the uses of a urinary Small MBL-associated protein C-terminal fragment (sMAP) in the diagnosis of ovarian cancer, ovarian cancer monitoring, and patient management.

On July 24, 2012, the USPTO granted patent number 8,227,201, titled “Beta2-microglobulin and C reactive protein (CRP) as biomarkers for peripheral artery disease.” The patent contains claims to the use of beta2-microglobulin (B2M) and CRP to diagnose PAD in patients with risk factors of symptoms of cardiovascular disease, as well as a software classification algorithm, test reports or computer displays, and managing the treatment of such a patient. This work was done in coordination with Dr. John Cooke at Stanford University. Dr. Cooke is Professor and Associate Director of the Stanford Cardiovascular Institute at Stanford University School of Medicine.

Under the terms of an amended research collaboration agreement with the Johns Hopkins University School of Medicine, we are required to pay JHU $400,000 for 2013 and $100,000 for 2014. Collaboration costs under the JHU collaboration were $251,000 and $235,000 for the years ended December 31, 2012 and 2011, respectively. In addition, under the terms of the amended research collaboration agreement, we are required to pay the greater of 4% royalties on net sales of diagnostic tests using the assigned patents or annual minimum royalties of $57,500. Other institutions and companies from which we hold options to license intellectual property related to biomarkers or are a co-inventor on applications include UCL, M.D. Anderson, UK, OSU, McGill University (Canada), Eastern Virginia Medical School, Aaron Diamond AIDS Research Center, UTMB, Goteborg University (Sweden), University of Kuopio (Finland), The Katholieke Universiteit Leuven (Belgium) and Rigshospitalet.

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

Government Regulation

General. Our activities related to diagnostic products are, or have the potential to be, subject to regulatory oversight by the FDA under provisions of the Federal Food, Drug and Cosmetic Act and regulations thereunder, including regulations governing the development, marketing, labeling, promotion, manufacturing and export of our products. The Food, Drug and Cosmetic Act requires that medical devices introduced to the United States market, unless exempted by regulation, be the subject of either a pre-market notification clearance, known as a 510(k) clearance or 510(k) de novo clearance, or a PMA. OVA1 was cleared by the FDA on September 11, 2009 under the 510(k) de novo guidelines. OVA1 was the first FDA-cleared blood test for the pre-operative assessment of ovarian masses. We have not yet established a regulatory pathway for our future potential products such as our PAD test and our next generation ovarian cancer test. Clinical studies to support either a 510(k) submission or a PMA application would need to be conducted in accordance with FDA requirements. If the FDA indicates that a PMA is required for any of our potential future clinical products, the application will require extensive clinical studies, manufacturing information and likely review by a panel of experts outside the FDA. Additionally, the FDA will generally conduct a pre-approval inspection for PMA devices.

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

FDA Regulation of Cleared Tests. Once granted, a 510(k) clearance or PMA approval may place substantial restrictions on how our device is marketed or to whom it may be sold. All devices cleared by the FDA are subject to continuing regulation by the FDA and certain state agencies. As a medical device manufacturer, we are also required to register and list our products with the FDA. We are required to set forth and adhere to a Quality Policy and other regulations. In addition, we are required to comply with the FDA’s QSRs, which require that our devices be manufactured and records be maintained in a prescribed manner with respect to manufacturing, testing and control activities. Additionally, we may be subject to inspection by federal and state regulatory agencies. Non-compliance with these standards can result in, among other things, fines, injunctions, civil penalties, recalls, total or partial suspension of production. Further, we are required to comply with FDA requirements for labeling and promotion. For example, the FDA prohibits cleared or approved devices from being promoted for uncleared or unapproved uses. Labeling and promotional activities are subject to scrutiny by the FDA, which prohibits the marketing of medical devices for unapproved uses. Additionally, the FDA requires us to perform certain post-marketing studies (“Post-market Surveillance”) to verify or validate the clinical performance of FDA-cleared tests, as is permitted by their statutory authority.

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

Employees

As of December 31, 2012, we had 20 full-time employees. We also engage independent contractors from time to time.

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

We have experienced significant operating losses each year since our inception and we expect to incur a net loss for fiscal year 2013 and the foreseeable future. Our losses have resulted principally from costs incurred in research and development, sales and marketing, litigation, and general and administrative costs.

All of our revenues are currently generated from sales of OVA1 tests by Quest Diagnostics. If we are unable to increase the volume of OVA1 sales, our consolidated results of operations and financial condition would be adversely affected.

Our ability to commercialize OVA1 is heavily dependent on our strategic alliance with Quest Diagnostics.

Quest Diagnostics has an exclusive license to offer OVA1 as a clinical laboratory test in the US, Mexico, Britain and India through September 11, 2014, which may be extended for an additional year beyond September 11, 2014. Consequently, our ability to generate revenue from OVA1 is heavily dependent on Quest Diagnostics and its ability to market and offer these tests in its clinical laboratories.

We expect that for the foreseeable future nearly all of our revenue will be derived from Quest Diagnostics and will depend on the number of OVA1 tests performed by Quest Diagnostics and the reimbursement rate for performing those tests, which are outside of our control.

We expect that nearly all of our revenues for the foreseeable future will be derived through our strategic partnership with Quest Diagnostics and will be based on the number of OVA1 tests performed by Quest Diagnostics and the reimbursement rate received by Quest Diagnostics for those tests. Under the terms of our Strategic Alliance Agreement with Quest Diagnostics, we are to be paid $50 for each domestic OVA1 performed by Quest Diagnostics, as well as a 33% royalty of Quest Diagnostics’ gross margin from performing OVA1. The Agreement provides for a monthly payment by Quest Diagnostics to us based on Quest Diagnostics’ average reimbursement per OVA1 in the previous month, and the royalty portion of our revenue is subject to adjustment, either up or down, on an annual basis within 60 days of end of each calendar year based on Quest Diagnostics’ actual reimbursement history for that calendar year. To the extent Quest Diagnostics is not reimbursed, is reimbursed at a lower than expected rate, or has reimbursement claims rejected, the royalty amounts owed to us would be reduced. Any amounts owed by us to Quest Diagnostics will be deducted against payments owed to us in future periods. The number of tests performed by Quest Diagnostics and the amount of reimbursements received by Quest Diagnostics in any given period is largely outside of our control, and Quest Diagnostics has many other test products that it promotes in addition to OVA1, which could result in a reduced focus by Quest Diagnostics on promoting OVA1. If Quest Diagnostics does not experience growing OVA1 test volumes or receives less reimbursement per test than expected, it could have a material adverse effect on our revenue, results of operations and cash flows.

How we will recognize future revenue under the Quest Diagnostics Strategic Alliance Agreement remains uncertain and is likely to change, which could affect our revenue in future periods.

Given our limited commercialization history with OVA1 and our inability to know or control Quest Diagnostics’ reimbursement rates for OVA1, it is difficult for us to estimate future royalties and the size of any year-end adjustment calculated by Quest Diagnostics within 60 days of every calendar year end as required by the Strategic Alliance Agreement with Quest Diagnostics. Therefore, it is difficult for us to recognize some or all of the revenue related to the royalty payments to be received from Quest Diagnostics during the calendar year until we are better able to estimate the final royalty payment amounts and the magnitude and effect of the annual recalculation and adjustment mechanism. Accordingly, the amount of revenue we will be able to recognize in any quarter could vary significantly, and the method used to calculate that revenue could be subject to change.

Failures by third party payers to reimburse OVA1 or changes or variances in reimbursement rates could materially and adversely affect our revenues and could result in significant fluctuations in our revenues.

Most of our revenue is dependent on the amount Quest Diagnostics receives from third party payers for performing OVA1 tests. Insurance coverage and reimbursement rates for diagnostic tests are uncertain, subject to change and particularly volatile during the early stages of commercialization. There remain questions as to what extent third party payers, like Medicare, Medicaid and private insurance companies will provide coverage for OVA1 and for which indications. The reimbursement rates for OVA1 are largely out of our control, as Quest Diagnostics handles all reimbursements of OVA1 performed. We have limited visibility into any specific payer-level reimbursement data for OVA1 as such data is provided to us by Quest once a year as part of the annual revenue true-up process. We endeavor to maintain a dialogue with Quest Diagnostics regarding reimbursement issues as they arise. Quest Diagnostics has advised us that it has experienced volatility in the coverage and reimbursement of OVA1 due to contract negotiation with third party payers and implementation requirements and that the reimbursement amounts it has received from third party payers varies from payer to payer, and, in some cases, the variation is material. Third party payers, including private insurance companies as well as government payers such as Medicare and Medicaid, have increased their efforts to control the cost, utilization and delivery of healthcare services. These measures have resulted in reduced payment rates and decreased utilization for the diagnostic test industry. From time to time, Congress has considered and implemented changes to the Medicare fee schedules in conjunction with budgetary legislation, and pricing for tests covered by Medicare is subject to change at any time. Reductions in the reimbursement rate of payers may occur in the future. Reductions in the price at which OVA1 is reimbursed could have a material adverse effect on our revenues. If we and Quest Diagnostics are unable to establish and maintain broad coverage and reimbursement for OVA1 or if third party payers change their coverage or reimbursement policies with respect to OVA1, our revenues could be materially and adversely affected.

We will need to raise additional capital in the future and if we are unable to secure adequate funds on terms acceptable to us, we may be unable to execute our business plan.

In order to continue our operations through 2013 and beyond, we will need to raise additional capital. Our independent registered public accounting firm’s report on our financial statements for the year ended December 31, 2012 includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern, given our recurring net losses and negative cash flows from operations. We may seek to raise additional capital through the issuance of equity or debt securities in the public or private markets, or through a collaborative arrangement or sale of assets. Additional financing opportunities may not be available to us, or if available, may not be on favorable terms. The availability of financing opportunities will depend, in part, on market conditions, and the outlook for our business. Any future issuance of equity securities or securities convertible into equity could result in substantial dilution to our stockholders, and the securities issued in such a financing may have rights, preferences or privileges senior to those of our common stock. If we raise additional funds by issuing debt, we may be subject to limitations on our operations, through debt covenants or other restrictions. If we obtain additional funds through arrangements with collaborators or strategic partners, we may be required to relinquish rights to certain technologies or products that we might otherwise seek to retain. If adequate and acceptable financing is not available to us at the time that we seek to raise additional capital, our ability to execute our business plan successfully may be negatively impacted.

We may not succeed in developing additional diagnostic products, and, even if we do succeed in developing additional diagnostic products, the diagnostic products may never achieve significant commercial market acceptance.

Our success depends on our ability to continue to develop and commercialize diagnostic products. There is considerable risk in developing diagnostic products based on our biomarker discovery efforts, as candidate biomarkers may fail to validate results in larger clinical studies or may not achieve acceptable levels of clinical accuracy. For example, markers being evaluated for OVA2 may not be validated in downstream pre-clinical or clinical studies, once we undertake and perform such studies. Although our PAD blood test in development achieved positive top-line results from an intended use clinical study, it is possible that these biomarkers, upon further analysis and clinical study, may not meet acceptance criteria for validation or regulatory clearance.

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

If we do succeed in developing additional diagnostic tests with acceptable performance characteristics, we may not succeed in achieving commercial market acceptance for those tests. Our ability to successfully commercialize diagnostic products, including OVA1, will depend on many factors, including:

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

These factors present obstacles to commercial acceptance of our existing and potential diagnostic products, for which we will have to spend substantial time and financial resources to overcome, and there is no guarantee that we will be successful in doing so. Our inability to do so successfully would prevent us from generating revenue from future diagnostic products.

The diagnostics market is competitive and we may not be able to compete successfully, which would adversely impact our ability to generate revenue.

Our principal competition currently comes from the many clinical options available to medical personnel involved in clinical decision making. For example, rather than ordering an OVA1 for a woman with an adnexal mass, obstetricians, gynecologists, and gynecologic oncologists may choose a different clinical option or none at all. If we are not able to convince clinicians that OVA1 provides significant improvement over current clinical practices, our ability to commercialize OVA1 would be adversely affected. Additionally, Fujirebio Diagnostics, Inc. announced in September 2011 that they have received clearance from the FDA to commercialize its Risk of Malignancy Algorithm (“ROMA”) test. The ROMA test may be in direct competition with OVA1 and our revenues could be materially and adversely affected if and when the ROMA test is successfully commercialized. In addition, competitors, such as Becton Dickinson, ArrayIt Corporation, and Abbott Labs have publicly disclosed that they have been or are currently working on ovarian cancer diagnostic assays. Academic institutions periodically report new findings in ovarian cancer diagnostics that may have commercial value. Our failure to compete with any competitive diagnostic assay if and when commercialized could adversely affect our business.

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

If our suppliers fail to produce acceptable or sufficient stock, make changes to the design or labeling of their biomarker kits or discontinue production of existing biomarker kits, we may be unable to meet market demand for OVA1.

The commercialization of our OVA1 test depends on the supply of five different immunoassay kits from third-party manufacturers. Failure by any of these manufacturers to produce kits that pass Vermillion’s quality control measures might lead to back-order and/or loss of revenue due to missed sales and customer dissatisfaction. In addition, if the design or labeling of any kit were to change, continued OVA1 supply could be threatened since new validation and submission to the FDA for 510(k) clearance could be required as a condition of sale. Discontinuation of any of these kits would require identification, validation and 510(k) submission on a revised OVA1 design. While Vermillion has experienced no such issues to date, there can be no assurances that this will not occur in the future.

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

One aspect of our business plan is to develop diagnostic tests based on certain biomarkers, which we have the right to utilize through licenses with our academic collaborators, such as the Johns Hopkins University School of Medicine, Stanford University, and the University of Texas M.D., Anderson Cancer Center. In some cases, our collaborators own the entire right to the biomarkers. In other cases, we co-own the biomarkers with our collaborators. If, for some reason, we lose our license to biomarkers owned entirely by our collaborators, we may not be able to use those biomarkers in diagnostic tests. If we lose our exclusive license to biomarkers co-owned by us and our collaborators, our collaborators may license their share of the intellectual property to a third party that may compete with us in offering diagnostic tests, which would materially adversely affect our consolidated revenues, results of operations and financial condition.

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

In order to maintain the listing on the Nasdaq Capital Market, we must satisfy minimum financial and other requirements, including requirements that we maintain a minimum stockholders’ equity of $2.5 million and a minimum bid price of $1 per share. If we fail to meet all applicable Nasdaq Capital Market requirements and Nasdaq determines to delist our common stock, the delisting could adversely affect the market liquidity of our common stock and adversely affect our ability to obtain financing for the continuation of our operations. This delisting could also impair the value of our investors’ investment.

Anti-takeover provisions in our charter, bylaws and under Delaware law could make a third party acquisition of the Company difficult.

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

As of December 31, 2012, we had 15,200,079 shares of our common stock outstanding and 22,471 shares of our common stock reserved for future issuance to employees, directors and consultants pursuant to our employee stock plans, which excludes 1,092,374 shares of our common stock that were subject to outstanding options. In addition, as of December 31, 2012, warrants to purchase 63,000 shares of our common stock were outstanding at an exercise price of $2.78 per share.

The exercise of all or a portion of our outstanding options and warrants, and the vesting of our restricted stock, will dilute the ownership interests of our stockholders. Furthermore, future sales of substantial amounts of our common stock in the public market, or the perception that such sales are likely to occur, could affect prevailing trading prices of our common stock and the value of the notes.

If an increase to the 2010 Stock Incentive Plan is not approved by stockholders, the limited number of shares we could issue may impact our ability to attract, retain and motivate key personnel, including a permanent chief executive officer.

We have a limited number of shares available under the 2010 Stock Incentive Plan (the “2010 Plan”). We are seeking stockholder approval of an increase in the number of shares available for issuance under the 2010 Plan, but there can be no assurances that such increase will be approved. We have historically used stock options as a significant component of our employee compensation program in order to align employees’ interests with the interests of our stockholders, encourage employee retention, and provide competitive compensation packages. We currently have an interim chief executive officer and are in the process of searching for a permanent chief executive officer. If we are unable to increase the number of shares available under the 2010 Plan, our ability to offer attractive equity incentive awards in the future may be limited or nonexistent and may make it more difficult for us to attract, retain and motivate key personnel, including a permanent chief executive officer.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our principal facility is located in Austin, Texas. The following chart indicates the facility that we lease, the location and size of the facility and its designated use.

Location	Approximate Square Feet	Primary Functions	Lease Expiration Date
Austin, Texas	4,218 sq. ft.	Research and development, clinical and regulatory, marketing, sales and administrative offices	2014

ITEM 3.	LEGAL PROCEEDINGS

Robert Goggin and György Bessenyei Litigation

On May 25, 2012, György B. Bessenyei and Robert S. Goggin, III, both stockholders of Vermillion, filed a verified complaint in the Delaware Court of Chancery (the “Court”) against Vermillion, each current member of our Board of Directors, and Gail S. Page. On June 1, 2012, Mr. Bessenyei and Mr. Goggin filed an amended verified complaint that was substantially similar to the verified complaint. The amended verified complaint contains the following causes of action: breach of fiduciary duty under two standards, declaratory relief, preliminary injunctive relief, and permanent injunctive relief. The allegations in the amended verified complaint challenge the recent adoption by the Board of Directors of an amendment to our bylaws eliminating the board seat formerly held by Ms. Page. As previously disclosed by Vermillion, on May 15, 2012, Ms. Page was terminated without cause as Vermillion’s President and Chief Executive Officer (“CEO”), and, upon her termination, Ms. Page resigned her seat on the Board of Directors. For a variety of reasons, including an effort to streamline Vermillion’s organization and extend its cash runway, the Board of Directors amended our bylaws to eliminate the vacant board seat, thereby reducing the size of the Board of Directors from seven to six members. This effort to streamline Vermillion’s organization had begun in January 2012, when the Board of Directors amended the bylaws to eliminate an additional (eighth) seat on the Board of Directors. Mr. Bessenyei and Mr. Goggin claim that the Board of Directors’ decision to eliminate the seat on May 15, 2012 was a breach of its fiduciary duties, alleging that the Board of Directors’ actions were intended to prevent Mr. Bessenyei’s and Mr. Goggin’s nominees from both being able to be elected to the Board of Directors, and to entrench the Board of Directors’ current members. Among other things, Mr. Bessenyei and Mr. Goggin sought to have the Court declare null and void the May 15, 2012 amendment to the bylaws, and award to Mr. Bessenyei and Mr. Goggin the costs and fees incurred by them in the action.

The parties negotiated a scheduling order, which was approved on June 6, 2012, setting trial in this expedited action to start on July 31, 2012. On June 13, 2012, Vermillion and the other defendants filed an answer. The parties then engaged in extensive discovery, including document production, service of interrogatory responses, and the taking of depositions. On July 26, 2012, Vermillion and the other defendants filed a motion to dismiss the case arguing that plaintiffs and their counsel improperly notarized documents verifying the complaint, amended complaint and discovery responses. On November 16, 2012, the Court dismissed the lawsuit with prejudice. The plaintiffs filed a notice of appeal of that dismissal order on December 10, 2012, and filed their opening appellate brief on February 1, 2013. On February 12, 2013, the Delaware Supreme Court denied Vermillion and the other defendants’ motion to summarily affirm. Vermillion and the other defendants are in the process of preparing an appellate answering brief which will be filed by March 4, 2013. No hearing date on the appeal has been set by the Delaware Supreme Court.

György Bessenyei Annual Shareholder Meeting Litigation

On January 9, 2013, György B. Bessenyei, a stockholder of Vermillion, filed a verified complaint in the Delaware Court of Chancery (the “Court”) against Vermillion, and each current member of our Board of Directors. The complaint contains a cause of action for violation of Section 211 of the General Corporation Law of Delaware. The allegations in the complaint relate to the 2012 annual shareholder meeting which had not yet been held due to a scheduling order entered in the Goggin and Bessenyei litigation discussed above. The complaint seeks to have the Court compel Vermillion to hold its annual shareholder meeting and to award to Mr. Bessenyei the costs and fees incurred by him in the action. On January 16, 2013, the parties held a scheduling conference with the Court. On January 18, 2013, Vermillion filed its preliminary proxy setting the annual meeting date for March 21, 2013. Thereafter, both parties submitted competing proposed orders related to the upcoming annual shareholder meeting. The Court has not yet signed either order.

In addition, from time to time, we are involved in legal proceedings and regulatory proceedings arising out of our operations. We established reserves for specific liabilities in connection with legal actions that are deemed to be probable and estimable. Other than as disclosed above, we are not currently a party to any proceeding, the adverse outcome of which would have a material adverse effect on our financial position or results of operations.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock was traded on the Nasdaq Global Market under the symbol “VRML.” Effective February 15, 2012, we transferred our listing from the NASDAQ Global Market to the NASDAQ Capital Market.

On January 24, 2013, there were 68 registered holders of record of our common stock, including multiple beneficial holders and depositories, banks and brokers listed as a single holder in the street name of each respective depository, bank or broker. The closing price of our common stock on February 20, 2013 was $1.38.

The following sets forth the quarterly high and low trading prices as reported by The Nasdaq Global Market and NASDAQ Capital Market for the periods indicated.

	2012		2011
	High	Low	High	Low
First Quarter	$3.02	$1.19	$9.25	$3.75
Second Quarter	2.79	1.62	7.60	3.33
Third Quarter	2.36	1.56	4.36	2.14
Fourth Quarter	1.88	1.13	2.89	0.97

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

Unregistered Sales of Equity Securities

None.

Equity Compensation Plan Information

We currently maintain two equity-based compensation plans that were approved by our stockholders. The plans are the Amended and Restated 2000 Stock Plan (the “2000 Plan”), and the 2010 Stock Incentive Plan (the “2010 Plan”).

2000 Plan. The authority of our Board of Directors to grant new stock options and awards under the 2000 Plan terminated in 2010. The Board of Directors continues to administer the 2000 Plan with respect to the stock options that remain outstanding to our officers, employees, directors and a consultant. At December 31, 2012, options to purchase 336,656 shares of common stock remained outstanding under the 2000 Plan.

2010 Plan. The 2010 Plan is administered by the Compensation Committee of the Board. Our employees, directors, and consultants are eligible to receive awards under the 2010 Plan. The 2010 Plan permits the granting of a variety of awards, including stock options, share appreciation rights, restricted shares, restricted share units, and unrestricted shares, deferred share units, performance and cash-settled awards, and dividend equivalent rights. We are authorized to issue up to 1,322,983 shares of common stock, par value $0.001 per share under the 2010 Plan, subject to adjustment as provided in the 2010 Plan. At December 31, 2012, options to purchase 755,718 shares of common stock remained outstanding under the 2010 Plan.

The number of shares of our common stock to be issued upon exercise of outstanding stock options, the weighted-average exercise price of outstanding stock options and the number of shares available for future stock option grants and stock awards under equity compensation plans as of December 31, 2012, were as follows:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in First Column)
Equity compensation plans approved by security holders	1,092,374	(1)	$4.17	(2)	22,471	(3)
Equity compensation plans not approved by security holders	—		—		—

Total	1,092,374				22,471

(1)	Includes outstanding stock options for 336,656 shares of our common stock under the 2000 Plan and 755,718 shares of our common stock under the 2010 Plan.
(2)	Includes the weighted average stock price for outstanding stock options of $7.22 under the 2000 Plan and $2.82 for the 2010 Plan.
(3)	Includes 22,471 shares of our common stock for the 2010 Plan. No future awards shall occur under the 2000 Plan.

Performance Graph

Pursuant to Instructions to Item 201(e)(6) of Regulation S-K, information is not required.

ITEM 6.	SELECTED FINANCIAL DATA

Per Item 301(c) of Regulation S-K, information is not required.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our lead product, OVA1, was cleared by the FDA on September 11, 2009. OVA1 addresses a clear unmet clinical need, namely the pre-surgical identification of women who are at high risk of having a malignant ovarian tumor. Numerous studies have documented the benefit of referral of these women to gynecologic oncologists for their initial surgery. Prior to the clearance of OVA1, no blood test had been cleared by the FDA for physicians to use in the pre-surgical management of ovarian adnexal masses. OVA1 is a qualitative serum test that utilizes five well-established biomarkers and proprietary FDA-cleared software to determine the likelihood of malignancy in women over age 18, with a pelvic mass for whom surgery is planned. OVA1 was developed through large pre-clinical studies in collaboration with numerous academic medical centers encompassing over 2,500 clinical samples. OVA1 was fully validated in a prospective multi-center clinical trial encompassing 27 sites reflective of the diverse nature of the clinical centers at which ovarian adnexal masses are evaluated. The results of the clinical trial demonstrated that in a clinical cohort of 516 patients, OVA1, in conjunction with clinical evaluation, was able to identify 95.7% (154/161) of the malignant ovarian tumors overall, and to rule out malignancy with a negative predictive value (“NPV”) of 94.6% (123/130). Data were presented at the 2010 International Gynecologic Cancer Society Meeting demonstrating the high sensitivity of OVA1 for epithelial ovarian cancers; overall OVA1 detected 95/96 epithelial ovarian cancer cases for a sensitivity of 99.0%, including 40/41 stage I and stage II epithelial ovarian cancers, for an overall sensitivity of 97.6% for early stage epithelial ovarian cancers, as compared to 65.9% for CA125 using the ACOG cutoffs. The improvement in sensitivity was even greater among premenopausal women; for OVA1, sensitivity for early stage epithelial ovarian cancer was 92.9% and for CA125, sensitivity was 35.7%. Overall, OVA1 detected 76% of malignancies missed by CA125, including all advanced stage malignancies. OVA1 is not indicated for use as a screening or stand-alone diagnostic assay.

OVA1 is currently being offered by Quest Diagnostics. Under the terms of our strategic alliance agreement with Quest Diagnostics, as amended, Quest Diagnostics is required to pay us a fixed payment of $50 per OVA1 performed, as well as 33% of its “gross margin” from revenue from performing OVA1, as that term is defined in the strategic alliance agreement as amended. Quest Diagnostics is the exclusive clinical laboratory provider of OVA1 in its exclusive territory, which consists of the US, Mexico, Britain and India, through September 11, 2014. Quest has the right to extend the exclusivity period for one additional year on the same terms and conditions. OVA1 was CE marked in September 2010, a requirement for marketing the test in the European Union. Quest Diagnostics has the right to extend the exclusivity period for an additional year beyond September 11, 2014 on the same terms and conditions. An estimated 37,840 OVA1s have been performed from the launch on March 9, 2010 through December 31, 2012.

In addition to OVA1, we have development programs in other clinical aspects of ovarian cancer as well as in peripheral arterial disease, or PAD. In the field of peripheral arterial disease, we have identified candidate biomarkers that may help to identify individuals at high risk for a decreased ankle-brachial index score, which is indicative of the likely presence of PAD. We have completed an intended-use study to develop and validate a multi-marker algorithm for the assessment of individuals at risk for peripheral arterial disease in 2011. This algorithm will be specifically directed at a primary care population in which the peripheral arterial disease blood test is expected to be used. We plan to seek a Development/Commercial Partner for this product opportunity who will work with us to complete the product development, complete the required FDA studies for approval, and eventually commercialize this product opportunity on a global basis. Current and former academic and research institutions that we have or have had collaborations with include the Johns Hopkins University School of Medicine; the University of Texas M.D. Anderson Cancer Center; University College London; the University of Texas Medical Branch; the Katholieke Universiteit Leuven; Clinic of Gynecology and Clinic of Oncology, Rigshospitalet, Copenhagen University Hospital; the Ohio State University Research Foundation; Stanford University; and the University of Kentucky.

On February 9, 2012, we entered into a Settlement Agreement and Release (the “Settlement Agreement”) with Oppenheimer & Co., Inc. (“Oppenheimer”) related to losses on our short and long-term investments in previous years. Under the terms of the Settlement Agreement, we received a total settlement of $1,000,000; $535,000 was paid in March 2012 and $465,000 was paid in August 2012. We received approximately $710,000 of the total settlement, net of legal and related costs.

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

On March 6, 2012, the American Medical Association (AMA) Current Procedural Terminology (CPT®) Panel voted to approve an application for a Category I CPT code for OVA1, which became effective January 1, 2013.

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

On April 30, 2012, we announced the resolution of four non-contingent contract claims made by Bio-Rad arising from the Instrument Business Sale. In exchange for a final settlement of the non-contingent claims, Bio-Rad received $700,000 from an escrow account established by the Company for the sale transaction and the Company received approximately $1,080,000 from the escrow account.

On May 15, 2012, we announced our CEO succession plan beginning the process of identifying a successor to Gail S. Page, president and CEO. Our Board of Directors formed a search committee as part of the leadership succession plan and Ms. Page resigned from the Board of Directors.

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

The OVA500 results were subsequently published online by Gynecologic Oncology on November 22, 2012 in the article, “Ovarian Malignancy Risk Stratification of the Adnexal Mass Using a Multivariate Index Assay.”

On October 12, 2012, we announced the payment to Quest Diagnostics of approximately $5,901,000, which we believe represents payment in full of all outstanding principal and interest under the Secured Line of Credit Agreement dated as of July 22, 2005 between the Company and Quest Diagnostics. The payoff incorporated $1,000,000 in additional principal forgiveness under the terms of the Strategic Alliance and $106,000 in previous principal curtailment payments. However, Quest Diagnostics has disputed that such milestone forgiveness was achieved or principal curtailment was made. This disputed amount of $1,106,000 is reported as short-term debt on our consolidated balance sheet at December 31, 2012.

On November 16, 2012, we announced that the Delaware Court of Chancery dismissed with prejudice a lawsuit brought against Vermillion, Inc. and its board of directors by dissident stockholders, Gyorgy B. Bessenyei and Robert S. Goggin, III.

Following the decision, a proxy filed with the Securities Exchange Commission (SEC) by an alleged stockholder group led by Bessenyei and Goggin describes Goggin as “honest and trustworthy.” However, the Delaware Court of Chancery court issued findings to the contrary. The court ruled that Goggin and Bessenyei had illegally falsified documents by improperly notarizing court filings in connection with the lawsuit and, moreover, that the conduct of Goggin appeared to be a violation of the Pennsylvania rules of professional conduct applicable to Pennsylvania lawyers.

With the suit now dismissed with prejudice, which disallows its re-filing, we were able to move forward with our annual meeting. The meeting had been delayed due to the Bessenyei and Goggin lawsuit, which prohibited the company from holding a meeting until the matter was resolved.

On November 27, 2012, we announced the appointment of director Bruce A. Huebner as Interim Chief Executive Officer. He succeeded Gail S. Page, who had assisted in the transition and served as a strategic advisor to the company as requested by its board of directors. Mr. Huebner continues to serve on our board of directors.

On January 3, 2013, the Company received a letter (the “Delisting Notice”) from the NASDAQ Stock Market LLC (“NASDAQ”) notifying the Company that it is not in compliance with NASDAQ’s Listing Rule 5620(a), which requires the Company to hold an annual meeting of shareholders no later than one year after the end of the Company’s fiscal year-end, and Listing Rule 5620(b), which requires the Company to solicit proxies and provide proxy statements for such meeting and to provide copies of such proxy solicitation to NASDAQ. The Delisting Notice stated that unless the Company requested an appeal of this determination, trading of the Company’s common stock would be suspended on January 14, 2013, and a Form 25-NSE would be filed with the SEC, which would remove the Company’s securities from listing and registration on NASDAQ. The Company filed an appeal which stayed the delisting action while the appeal is pending.

The annual meeting was delayed due to a lawsuit brought against the Company and its board of directors by dissident stockholders, Gyorgy B. Bessenyei and Robert S. Goggin, III, which prohibited the Company from holding a meeting until the matter was resolved. As previously announced by the Company, the case was dismissed with prejudice on November 16, 2012. The Company has scheduled the 2012 Annual Meeting for March 21, 2013.

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

License Revenue. Under the terms of the secured line of credit with Quest Diagnostics, portions of the borrowed principal amounts may be forgiven upon our achievement of certain milestones relating to the development, regulatory approval and commercialization of certain diagnostic tests. We account for forgiveness of principal debt balances as license revenues over the term of the exclusive sales period that Quest Diagnostics receives upon commercialization of an approved diagnostic test as we do not have a sufficient history of product sales that provides a reasonable basis for estimating future product sales. We recognize license revenue on a straight-line basis over the remaining period of Quest Diagnostics’ sales exclusivity ending in September 2015.

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

Patent Costs

Costs incurred in filing, prosecuting and maintaining patents (principally legal fees) are expensed as incurred and recorded within selling, general and administrative expenses on the consolidated statements of operations and comprehensive loss. Such costs aggregated approximately $312,000 and $363,000 for the years ended December 31, 2012 and 2011, respectively.

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

Recently Adopted Accounting Pronouncements

Comprehensive Income—In June 2011, the FASB issued new guidance on the presentation of comprehensive income. Specifically, the new guidance allows an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. We adopted this pronouncement in the first quarter of 2012, and it had no effect on our financial position, results of operations or cash flows but did impact the way we present comprehensive income.

Results of Operations—Year Ended December 31, 2012 as compared to Year Ended December 31, 2011

The selected summary financial and operating data of Vermillion for the years ended December 31, 2012 and 2011 were as follows:

	Year Ended December 31,		Increase (Decrease)
(dollars in thousands)	2012	2011	Amount	%
Revenue:
Product	$1,640	$1,469	$171	12
License	454	454	—	—

Total revenue	2,094	1,923	171	9
Cost of revenue:
Product	131	129	2	2

Total cost of revenue	131	129	2	2

Gross profit	1,963	1,794	169	9
Operating expenses:
Research and development	2,216	5,387	(3,171)	(59)
Sales and marketing	4,653	5,539	(886)	(16)
General and administrative	4,508	8,509	(4,001)	(47)

Total operating expenses	11,377	19,435	(8,058)	(41)
Loss from operations	(9,414)	(17,641)	8,227	(47)
Interest income	28	64	(36)	(56)
Interest expense	(206)	(396)	190	(48)
Gain on sale of instrument business	1,830	—	1,830	—
Gain on litigation settlement, net	710	—	710	—
Change in fair value of warrants	—	378	(378)	—
Reorganization items	88	(96)	184	(192)
Other expense, net	(182)	(99)	(83)	84

Loss before income taxes	(7,146)	(17,790)	10,644	(60)
Income tax benefit (expense)	—	—	—	—

Net loss	$(7,146)	$(17,790)	$10,644	(60)

Product Revenue. Product revenue was $1,640,000 for the year ended December 31, 2012 compared to $1,469,000 for the same period in 2011. We recognized product revenue for the year ended December 31, 2012 for the sale of OVA1 through Quest Diagnostics. Quest Diagnostics performed approximately 16,460 OVA1 tests during the year ended December 31, 2012 compared to approximately 15,225 tests for the same period in 2011. Product revenue increased $171,000 for the year ended December 31, 2012 compared to the same period in 2011 due to the increased volume of tests as well as the recognition of deferred revenue upon meeting the criteria for revenue recognition. We recognized $816,000 of deferred revenue in 2012 upon receipt of an annual royalty report from Quest Diagnostics. During 2011, we recognized $549,000 of deferred revenue related to 2011 in addition to $160,000 of deferred revenue related to 2010 upon receipt of two annual royalty reports from Quest Diagnostics.

The 2012 annual royalty report of $816,000 was based upon 13,709 OVA1 tests reported by Quest Diagnostics as resolved in 2012, or an average of $60 per test resolved. The resolved volume includes both reimbursed and unreimbursed tests for which the payment status was considered final by Quest Diagnostics as of December 31, 2012. Tests that do not yet have a final resolution for 2012 will be included in a future annual royalty report. By comparison, the 2011 annual royalty report of $549,000 was based upon 11,708 OVA1 tests reported by Quest Diagnostics as resolved in 2011, or an average of $47 per test resolved. The royalty report revenue is incremental to the fixed $50 per test recognized for each OVA1 performed during the year.

Research and Development Expenses. Research and development expenses represent costs incurred to develop our technology and carry out clinical studies, and include personnel-related expenses, regulatory costs, reagents and supplies used in research and development laboratory work, infrastructure expenses, contract services and other outside costs. Research and development expenses also include costs related to activities performed under contracts with our collaborators and strategic partners. Research and development expenses decreased by $3,171,000, or 59%, for the year ended December 31, 2012 compared to the same period in 2011. This decrease was due primarily to a $2,457,000 decrease in clinical trial costs for the ongoing development of our ovarian cancer franchise and our PAD program as our PAD intended use study was completed in 2011. The clinical trial cost decrease was net of ongoing expenses for our OVA1 FDA post-marketing study that commenced during 2012. In addition, stock compensation costs decreased $554,000 compared to the same period in 2011. We anticipate that research and development expenses will increase in future periods due to costs of the FDA post-marketing study.

Sales and Marketing Expenses. Our sales and marketing expenses consist primarily of personnel-related expenses, education and promotional expenses, and infrastructure expenses. These expenses include the costs of educating physicians, laboratory personnel and other healthcare professionals regarding OVA1. Sales and marketing expenses also include the costs of sponsoring continuing medical education, medical meeting participation and dissemination of scientific and health economic publications. Our personnel-related expenses include the cost of our Territory Development Managers, the subject matter experts responsible for market development and the coordination of interactions with the Quest Diagnostic’s sales team. Sales and marketing expenses decreased by $886,000, or 16%, for the year ended December 31, 2012 compared to the same period in 2011. The decrease was due primarily to a $538,000 reduction in personnel and personnel-related expenses related to lower headcount in 2012 compared to 2011. In addition, advertising, medical education and trade show expenses decreased $545,000 compared to the same period in 2011 due to decreased print advertising compared to 2011 and fewer events being sponsored in 2012.

General and Administrative Expenses. General and administrative expenses consist primarily of personnel-related expenses, professional fees and other costs, including legal, finance and accounting expenses, and other infrastructure expenses. General and administrative expenses decreased by $4,001,000, or 47%, for the year ended December 31, 2012 compared to the same period in 2011. The decrease was due to $1,486,000 in lower stock compensation expenses as there were no bankruptcy-related stock compensation costs in 2012 (the Debtor’s Incentive Plan was fully amortized at June 30, 2011). Personnel and personnel-related expenses also decreased $749,000 due to the departure of both our Chief Financial Officer and Vice President of Corporate Strategy. In addition, 2012 included a one-time reversal of $375,000 of amounts previously accrued for the Bio-Rad claims and audit and legal fees decreased $1,593,000 compared to calendar 2011 due to a decrease in overall activity and as 2012 legal expenses were recorded net of expenses incurred which have been or are anticipated to be covered and paid directly by our insurance carrier. These decreases were partially offset by a one-time charge for CEO severance of approximately $400,000 in the year ended December 31, 2012.

Interest Expense. Interest expense decreased by $190,000, or 48%, for the year ended December 31, 2012 compared to the same period in 2011 as we paid off $5,000,000 of our 7.00% Senior Convertible Notes upon maturity in September 2011 and $5,894,000 of short-term debt to Quest upon maturity in October 2012.

Gain on sale of instrument business. Gain on sale of instrument business was $1,830,000 for the year ended December 31, 2012. This gain was derived from the return in 2012 of funds held in escrow from our 2006 sale of the instrument business to Bio-Rad.

Gain on litigation settlement, net. On February 9, 2012, we entered into a Settlement Agreement with Oppenheimer related to losses on our short and long-term investments in previous years. Under the terms of the Settlement Agreement, the total settlement was $1,000,000; $535,000 ($379,000 net after legal fees and costs) was paid in March 2012 and $465,000 ($331,000 net after legal fees and costs) was paid in August 2012. The gain on litigation settlement represents recognition of the net proceeds received.

Change in fair value of warrants. There was no change in fair value of warrants for the year ended December 31, 2012 compared to $378,000 for the same period in 2011. This decrease of $378,000 was due primarily to the relative decrease in the Company’s stock price during 2011.

Reorganization items. Reorganization items were income of $88,000 for the year ended December 31, 2012 compared to expense of $96,000 for the same period in 2011. The increase was due to the one-time recognition of $103,000 in claims adjustments upon the formal closure of our voluntary petition for relief (our “Bankruptcy Filing”) under Chapter 11 of the United States Bankruptcy Code (“Chapter 11”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) in January 2012 as well as minimal ongoing reorganization costs in 2012.

Results of Operations—Year Ended December 31, 2011 as compared to Year Ended December 31, 2010

The selected summary financial and operating data of Vermillion for the years ended December 31, 2011 and 2010 were as follows:

	Year Ended December 31,		Increase (Decrease)
(dollars in thousands)	2011	2010	Amount	%
Revenue:
Product	$1,469	$308	$1,161	377
License	454	867	(413)	(48)

Total revenue	1,923	1,175	748	64
Cost of revenue:
Product	129	88	41	47

Total cost of revenue	129	88	41	47

Gross profit	1,794	1,087	707	65
Operating expenses:
Research and development	5,387	3,848	1,539	40
Sales and marketing	5,539	2,857	2,682	94
General and administrative	8,509	8,984	(475)	(5)

Total operating expenses	19,435	15,689	3,746	24
Loss from operations	(17,641)	(14,602)	(3,039)	21
Interest income	64	40	24	60
Interest expense	(396)	(491)	95	(19)
Gain on investments in auction rate securities	—	58	(58)	—
Change in fair value and gain from warrant exercise, net	378	4,353	(3,975)	(91)
Debt conversion costs	—	(141)	141	—
Reorganization items	(96)	(1,677)	1,581	(94)
Reorganization items—related party incentive plan	—	(6,932)	6,932	—
Other income (expense), net	(99)	358	(457)	(128)

Loss before income taxes	(17,790)	(19,034)	1,244	(7)
Income tax benefit (expense)	—	—	—	—

Net loss	$(17,790)	$(19,034)	$1,244	(7)

Product Revenue. Product revenue was $1,469,000 for the year ended December 31, 2011 compared to $308,000 for the same period in 2010. We recognized product revenue for the year ended December 31, 2011 for the sale of OVA1 through Quest Diagnostics. Quest Diagnostics performed approximately 15,225 OVA1 tests during the year ended December 31, 2011 compared to approximately 6,155 tests for the same period in 2010. We commercially launched OVA1 on March 9, 2010. Product revenue increased $1,161,000 for the year ended December 31, 2011 compared to the same period in 2010 due to the increased volume of tests as well as the recognition of deferred revenue upon meeting the criteria for revenue recognition. During the fourth quarter of 2011, we recognized $549,000 of deferred revenue related to 2011 upon receipt of an annual royalty report from Quest Diagnostics based on final resolution of 11,708 tests. During the first quarter of 2011, we recognized $160,000 of deferred revenue related to 2010 upon receipt of an annual royalty report from Quest Diagnostics based on final resolution of 2,814 tests. Tests which do not yet have final resolution will be included in a future royalty report. During 2010, we recognized only the $50 fixed fee per test in product revenue and recorded additional payments as deferred revenue.

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

Research and Development Expenses. Research and development expenses represent costs incurred to develop our technology and carry out clinical studies, and include personnel-related expenses, regulatory costs, reagents and supplies used in research and development laboratory work, infrastructure expenses, including allocated facility occupancy and information technology costs, contract services and other outside costs. Research and development expenses also include costs related to activities performed under contracts with our collaborators and strategic partners. Research and development expenses increased by $1,539,000, or 40%, for the year ended December 31, 2011 compared to the same period in 2010. This increase was due primarily to a $1,919,000 increase in clinical trial and collaboration costs for the ongoing development of our ovarian cancer program and our PAD blood test as well as $435,000 for the Correlogic asset acquisition which was expensed as the assets acquired will be consumed in research and development activities, with no alternative future use. These increases were partially offset by decreases in stock-based compensation expense of $307,000 as well as decreases in depreciation expense and outside consulting services compared to the same period in 2010 as well as a loss on sale and disposal of property and equipment in 2010 which did not recur in 2011.

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

Liquidity and Capital Resources

On March 9, 2010, we launched OVA1 commercially. We will continue to expend resources in the selling and marketing of OVA1 and developing additional diagnostic tests.

On February 18, 2011, we completed an underwritten follow-on public offering of our common stock for net proceeds of $20,206,000 after deducting underwriting discounts and offering expenses. We paid $5,000,000 in September 2011 to repay the outstanding 7.00% Notes. We paid $5,894,000 in October 2012 to repay the Secured Line of Credit with Quest Diagnostics. As of December 31, 2012, we have $1,106,000 reported as short-term debt on our consolidated balance sheet that is in dispute with Quest Diagnostics.

We have incurred significant net losses and negative cash flows from operations since inception. At December 31, 2012, we had an accumulated deficit of $323,445,000 and stockholders’ equity of $4,667,000. On December 31, 2012, we had $8,007,000 of cash and cash equivalents and $3,197,000 of current liabilities.

We expect cash for OVA1 from Quest Diagnostics to be our only material, recurring source of cash in 2013. In order to continue our operations as currently planned through 2013 and beyond, we will need to raise additional capital. Given the above conditions, there is substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements have been prepared on a going concern basis and do not include any adjustments that might result from these uncertainties.

The successful achievement of our business objectives will require additional financing and therefore, we will need to raise additional capital or incur indebtedness to continue to fund our future operations. We may seek to raise capital through a variety of sources, including the public equity market, private equity financing, collaborative arrangements, licensing arrangements, and/or public or private debt.

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

Cash and cash equivalents as of December 31, 2012 and December 31, 2011 were $8,007,000 and $22,477,000, respectively. At December 31, 2012 and 2011, working capital was $5,295,000 and $11,417,000, respectively.

Net cash used in operating activities was $10,398,000 for the year ended December 31, 2012, resulting primarily from $7,146,000 net loss incurred as adjusted for completion of the 2006 gain on sale of instrument business to Bio-Rad of $1,830,000 and non-cash license revenues of $454,000, partially offset by $1,295,000 of stock-based compensation expense. Net cash used in operating activities also included $2,472,000 of cash used from changes in operating assets and liabilities mainly driven by the $2,292,000 decrease of accounts payable and accrued liabilities.

Net cash used in operating activities was $15,581,000 for the year ended December 31, 2011, resulting primarily from operating losses incurred as adjusted for a change in fair value of warrants of $378,000 and non-cash license revenues of $454,000, partially offset by $3,286,000 of stock-based compensation expense.

Net cash provided by investing activities for the year ended December 31, 2012 was $1,816,000 due primarily to the receipt of escrow funds upon completion of the 2006 sale of instrument business to Bio-Rad. Net cash used in investing activities was $99,000 for the year ended December 31, 2011, due to the purchase of property and equipment.

Net cash used in financing activities was $5,888,000 for the year ended December 31, 2012, which resulted primarily from our $5,894,000 repayment of short-term debt with Quest Diagnostics in October 2012.

Net cash provided by financing activities was $15,240,000 for the year ended December 31, 2011, which resulted primarily from net proceeds of $20,206,000 in connection with our February 2011 follow-on public offering partially offset by our $5,000,000 repayment of our 7.00% Senior Convertible Notes in September 2011.

Off-Balance Sheet Arrangements

As of December 31, 2012, we had no off-balance sheet arrangements that are reasonably likely to have a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K, information is not required.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements, including consolidated balance sheets as of December 31, 2012 and 2011, consolidated statements of operations and comprehensive loss for the years ended December 31, 2012 and 2011, consolidated statements of changes in stockholders’ equity for the years ended December 31, 2012 and 2011, consolidated statements of cash flows for the years ended December 31, 2012 and 2011 and notes to our consolidated financial statements, together with reports thereon of our independent registered public accounting firms, dated March 1, 2013 and March 26, 2012, are attached hereto as pages F-1 through F-27.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On April 4, 2012, we dismissed PricewaterhouseCoopers LLP (“PwC”) as our independent registered public accounting firm, upon approval of the Audit Committee of the Board of Directors.

The audit reports issued by PwC for the years ended December 31, 2010 and December 31, 2011 did not contain any adverse opinion or disclaimer of opinion, nor were the reports qualified or modified as to uncertainty, audit scope or accounting principles, except that the audit reports on the Company’s financial statements for the years ended December 31, 2010 and December 31, 2011 included an explanatory paragraph noting that the Company voluntarily filed for Chapter 11 bankruptcy protection on March 30, 2009 and subsequently emerged from bankruptcy on January 22, 2010, and the audit report on the Company’s financial statements for the year ended December 31, 2011 also included an explanatory paragraph noting that there was substantial doubt about the Company’s ability to continue as a going concern.

During the years ended December 31, 2010 and December 31, 2011 and through April 4, 2012, the Company did not have any disagreements (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K) with PwC on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of PwC, would have caused PwC to make reference thereto in its report on the Company’s financial statements for such years. Also, during the years ended December 31, 2010 and December 31, 2011 and through April 4, 2012, there have been no reportable events as that term is defined in Item 304(a)(1)(v) of Regulation S-K, except that, as disclosed in Item 4 of the Company’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2010, June 30, 2010 and September 30, 2010, management of the Company concluded that because the Company filed for Chapter 11 bankruptcy protection on March 30, 2009, the Company did not maintain sufficient staff with the necessary experience in U.S. generally accepted accounting principles to timely perform its controls procedures relating to the accounting and reporting processes. Specifically, the Company did not have sufficient accounting and reporting expertise necessary to make estimates requiring significant judgment or to record complex transactions in a manner necessary to facilitate the timely filing of all Forms required by the Exchange Act of 1934, as amended, and as a result, the Company was not able to timely file all Forms required by the Exchange Act. Therefore, management concluded that this control deficiency constituted a material weakness as of March 31, 2010, June 30, 2010 and September 30, 2010.

On April 4, 2012, the Audit Committee approved the engagement of BDO USA, LLP (“BDO”) as the Company’s new independent registered public accounting firm to audit the Company’s financial statements as of and for the year ending December 31, 2012. The Company will ask stockholders at the 2012 annual meeting of stockholders to ratify the appointment of BDO as the Company’s independent registered public accounting firm for the year ended December 31, 2012.

During the years ended December 31, 2010 and December 31, 2011, and through April 4, 2012, the Company did not consult BDO with respect to either (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company’s financial statements, and no written report or oral advice was provided to the Company by BDO that was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a reportable event, as that term is defined in Item 304(a)(2)(ii) of Regulation S-K.

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

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act, as of December 31, 2012.

Based on that evaluation, our Chief Executive Officer and Chief Accounting Officer have concluded that as of December 31, 2012 our disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15(d)-15(e) under the Exchange Act, were effective.

Management Report on Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over our financial reporting. We have assessed the effectiveness of internal control over financial reporting as of December 31, 2012. Our assessment was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control-Integrated Framework.

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

Based on using the COSO criteria, management concluded our internal control over financial reporting as of December 31, 2012 was effective.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2012, was not subject to attestation by our independent registered public accounting firm pursuant to rules of the United States Securities and Exchange Commission (“SEC”) that permit a smaller reporting company to provide only management’s report in this Annual Report on Form 10-K.

Changes in internal control over financial reporting.

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information Regarding Directors

Our Board of Directors currently consists of six directors, following the reduction in size authorized by the Board of Directors to eliminate the vacancy due to the resignation of Ms. Page. The directors are divided into three classes having staggered three-year terms, so that the term of one class expires at each annual meeting of stockholders. Any additional directorships resulting from an increase in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of an equal number of directors. The classes are currently comprised as follows:

•	Class I directors. Bruce A. Huebner and William C. Wallen, Ph.D. are Class I directors, whose terms will expire at the next annual meeting following this one;

•	Class II directors. James S. Burns, Peter S. Roddy and Carl Severinghaus are Class II directors, whose terms will expire at the 2014 annual meeting; and

•

Class III director and nominee. John F. Hamilton is a Class III director, whose term will expire upon the election of a new Class III director at the 2012 annual meeting of stockholders (the “2012 Annual Meeting”). John F. Hamilton is not nominated for re-election at the 2012 Annual Meeting and the Board has nominated Roberta L. Della Vedova as the Class III director to fill the board seat currently held by John F. Hamilton.

Class III Director Nominated for Election to a Three-Year Term Expiring at the 2015 Annual Meeting

Roberta L. Della Vedova, age 59, has served as Vice President of Human Resources and Head of Global Diagnostic Sales at eBioscience, Inc., a global life sciences provider of innovative cell analysis products and technologies, since April 2011. From December 2010 to April 2011, she served as eBioscience’s Director of Human Resources and Director of Global Diagnostic Sales. Ms. Vedova co-founded AlliedPath, Inc., a CLIA certified laboratory providing molecular solid tumor testing, and served as its President from June 2008 to November 2010. From February 2006 to June 2008, Ms. Vedova served as Vice President of Human Resources at CovX Research, LLC, a pharmaceutical research and development organization focusing on cancer therapeutics. As the owner of Organization Solutions Group, Inc. from December 2004 to December 2008, she oversaw a training and development franchise that provided services to pharmaceutical, medical device and biotechnology organizations. At Gen-Probe Incorporated, a large medical device organization with products ranging from blood screening to infectious disease diagnostics, Ms. Vedova served as the Vice President of Administration from January 2002 to September 2004, and prior to that as Gen-Probe’s Vice President of Human Resources. Ms. Vedova also previously served as Director of Human Resources at Becton Dickinson & Company, a Fortune 500 manufacturer of medical diagnostic equipment and supplies for hospital and laboratories. Ms. Vedova received her B.A. in Business Management from the University of Phoenix and her M.S. in Executive Leadership from the University of San Diego. She also has a lifetime certification as a Senior Professional in Human Resources and is a certified instructor of Zenger-Miller Frontline Leadership.

The Board of Directors believes that Ms. Vedova is qualified to serve as our director as an independent investor representative because she brings a broad range of relevant industry experience to the Board, having previously provided direction and oversight to companies engaged in the development, manufacture, and marketing of bioreagents and instruments, as well as in the delivery of laboratory services for cancer diagnostics.

Class I Directors Continuing Office until the Next Annual Meeting Following the 2012 Annual Meeting

Bruce A Huebner, age 62, has been our director since May 2011 and serves as the Company’s Interim President and Chief Executive Officer on November 26, 2012. Mr. Huebner served as a managing director for LynxCom Partners, LLC, a healthcare consulting firm, from July 2010 through November 2012 and from July

2008 through September 2009. From October 2009 to June 2010, Mr. Huebner served as President and Chief Executive Officer of TrovaGene, Inc., a developer of molecular diagnostics products based on the detection of transrenal genetic markers. From May 2005 to July 2008, Mr. Huebner served as President of Osmetech Molecular Diagnostics, where he successfully established Osmetech as a fully integrated business, obtaining FDA clearance for four molecular diagnostic microarray products and introducing them to the marketplace. From 2002 to 2004, Mr. Huebner was President and Chief Operating Officer of Nanogen, Inc., a publicly held nanotechnology/microarray company. From 1996 to 2002, Mr. Huebner was Executive Vice President and Chief Operating Officer of Gen-Probe, Inc. which today is one of the world leaders in the development of nucleic acid tests, including a focus on diagnostic tests for infectious disease that affect women’s health. Mr. Huebner’s other experience includes Vice President of Marketing and Sales at Quidel, Director of Marketing for the U.S. and Director of Marketing and Market Development in Europe for Hybritech, Inc., and various sales and marketing positions at Roche Diagnostics. He currently serves as a director on the board of directors of Pasadena Bioscience Collaborative and Corgenix Medical Corporation. Mr. Huebner received his Bachelor of Science degree in Chemistry from the University of Wisconsin-La Crosse and completed a graduate school senior executive program at Columbia University.

Mr. Huebner’s broad experience with various diagnostic companies allows him to assist our Board in evaluating and refining our business strategies and commercial objectives.

William C. Wallen, Ph.D., age 69, has been our director since February 2010 and serves as Chairman of our Nominating and Governance Committee. Additionally, he is a member of our Audit Committee and Compensation Committee, and served on our Scientific Advisory Board from April 2006 until February 2010, when he joined the Board of Directors. Dr. Wallen served as the Senior Vice President and Chief Scientific Officer of IDEXX Laboratories, Inc. (“IDEXX”) beginning September 2003, and retired from IDEXX on March 3, 2010. Commencing in December 2008, Dr. Wallen took on the position of leading its infectious disease product manufacturing operations. Dr. Wallen led IDEXX’s pharmaceutical products business from September 2003 until IDEXX sold certain product lines and restructured that business in 2008. Prior to joining IDEXX, Dr. Wallen held various positions with Bayer Corporation, most recently as Senior Vice President, Research and Development, and Head, Office of Technology for the Diagnostics Division of Bayer Healthcare. From 2001 to 2003, Dr. Wallen served as Senior Vice President and Head of Research, Nucleic Acid Diagnostics Segment; from 1999 to 2001, as Senior Vice President of Research and Development Laboratory Testing Segment; and from 1993 to 1999, as Vice President of Research and Development, Immunodiagnostic and Clinical Chemistry Business Units. Before joining Bayer Corporation, from 1990 to 1993, Dr. Wallen was Vice President, Research and Development at Becton Dickinson Advanced Diagnostics. Dr. Wallen is a member of the American Association of Clinical Chemistry, the American Society for Microbiology, American Association for Cancer Research, The Leukemia Society of America, and the New York Academy of Science. Dr. Wallen has authored or co-authored 55 scientific papers and articles covering topics in immunology, virology, oncology and detection methodologies. Dr. Wallen received his B.S. in Zoology and M.S. in Microbiology from Michigan State University, and Ph.D. in Molecular Biology from University of Arizona College of Medicine.

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

Class II Directors Continuing Office until the 2014 Annual Meeting

James S. Burns, age 66, has been our director since June 2005 and has served as Chairman of the Board since September 29, 2011. Mr. Burns is currently President, Chief Executive Officer and director of AssureRx, Health, Inc., a personalized medicine company which specializes in pharmacogenetics for neuropsychiatric disorders. Prior to joining AssureRx, Health, Inc., Mr. Burns was the President and Chief Executive Officer of

EntreMed, Inc. from June 2004 to December 2008, and a director from September 2004 to December 2008. Mr. Burns was a co-founder and, from 2001 to 2003, served as President and as Executive Vice President of MedPointe, Inc., a specialty pharmaceutical company that develops, markets and sells branded prescription pharmaceuticals. From 2000 to 2001, Mr. Burns served as a founder and Managing Director of MedPointe Capital Partners, a private equity firm that led a leveraged buyout to form MedPointe Pharmaceuticals. Previously, Mr. Burns was a founder, Chairman, President and Chief Executive Officer of Osiris Therapeutics, Inc., a biotech company developing therapeutic stem cell products for the regeneration of damaged or diseased tissue. Mr. Burns has also been Vice Chairman of HealthCare Investment Corporation and a founding General Partner of Healthcare Ventures L.P., a venture capital partnership specializing in forming companies building around new pharmaceutical and biotechnology products; Group President at Becton Dickinson and Company, a multidivisional biomedical products company; and Vice President and Partner at Booz & Company, Inc., a multinational consulting firm. Mr. Burns is a director of Symmetry Medical Inc. (NYSE: SMA), a supplier of products and services to orthopedic and other medical device companies. Mr. Burns received his B.S. and M.S. in Biological Sciences from the University of Illinois, and M.B.A. from DePaul University. He is a 2012 Board Leadership Fellow of the National Association of Corporate Directors.

Our Board of Directors has determined that based upon Mr. Burns’ extensive experience in the diagnostics industry, and current and prior directing and management experience, he has the qualifications and skills to serve as a member of our Board of Directors.

Peter S. Roddy, age 53, was appointed to our Board of Directors and Audit Committee on February 18, 2010. Mr. Roddy has served as Vice President and Chief Financial Officer of Pain Therapeutics, Inc. since July 2004, and as its Chief Financial Officer since November 2002. From 1990 to 2002, Mr. Roddy held a variety of senior management positions at COR Therapeutics, Inc. (now part of Takeda Pharmaceutical Company Limited), a biopharmaceutical company, including Senior Vice President, Finance and Chief Financial Officer between 2000 and 2002. Prior to 1990, Mr. Roddy held a variety of positions at Price Waterhouse & Company, Hewlett Packard Company and MCM Laboratories, Inc. Mr. Roddy received his B.S. in Business Administration from the University of California, Berkeley.

Our Board of Directors has determined that based upon Mr. Roddy’s extensive experience in the life science industry, including relevant experience as an executive officer and chief financial officer, as well as experience at a major accounting firm, he has the qualifications and skills to serve as a member of our Board of Directors and Chairman of the Audit Committee.

On December 2, 2011, a class action complaint claiming violations of certain securities laws was filed against Pain Therapeutics, Inc. and its executive officers, including Mr. Roddy, in the U.S. District Court for the Western District of Texas by a holder of its securities and its executive officers. This complaint alleged, among other things, violations of Section 10(b), Rule 10b-5, and Section 20(a) of the Exchange Act arising out of allegedly untrue or misleading statements of material facts made by Pain Therapeutics regarding REMOXY during the purported class period from February 3, 2011 to June 23, 2011.

Carl Severinghaus, age 60, was appointed to our Board of Directors on March 3, 2010 and serves as our Compensation Committee Chairman. In addition, he is a member of our Audit Committee and also our Nominating and Governance Committee. Since January 1, 2011, Mr. Severinghaus is Vice President, Head Global Sales OEM Components of the Tecan Group. Previously from 2009 until 2011 he was President of Tecan Americas, responsible for Sales and Commercial Operations for the Americas Region, including US, Canada, Central and South America. From 2007 until 2009, he lived in Zurich and was Senior Vice President for International Sales, responsible for Worldwide Sales and Operations. From 1999 to 2007, Mr. Severinghaus was President and General Manager of Tecan US. Prior to becoming President and General Manager, he was Vice President of Sales from 1991 to 1998. Before he joined Tecan he was National Sales Manager for American Monitor Corporation.

Mr. Severinghaus received his Bachelor of Fine Arts Degree from Drake University in 1974. Mr. Severinghaus is or has been a member of the Analytical & Life Science System Association, Society for Laboratory Automation and Screening (SLAS) and also the American Association of Clinical Chemistry (AACC).

The Board of Directors has determined that based upon Mr. Severinghaus’ demonstrated executive level management and commercial operations skills, both domestically and internationally, he has the qualifications and skills to serve as a member of our Board of Directors and a key member of the Board’s Audit, Compensation, and Nominating and Governance Committees.

Class III Director Whose Term Will Expire at the Upcoming Annual Meeting of Stockholders

John F. Hamilton, age 68, has been our director since April 2008. From 1997 until his retirement in 2007, Mr. Hamilton served as Vice President and Chief Financial Officer of Depomed, Inc., a specialty pharmaceutical company focused on enhancing pharmaceutical products. Mr. Hamilton began his career in international banking with The Philadelphia National Bank and Crocker National Bank, and went on to hold senior financial positions at several bio-pharmaceutical companies including Glyko, Inc., which is now BioMarin Pharmaceuticals, and Chiron Corporation. Mr. Hamilton sits on the regional Board of Directors of the Association of Bioscience Financial Officers, and is past-president of the Treasurers Club of San Francisco. Mr. Hamilton received his M.B.A. from the University of Chicago and B.A. in International Relations from the University of Pennsylvania.

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

Information Regarding Executive Officers

Set forth below is the information about our executive officers in 2012:

Name	Age	Positions
Gail S. Page	57	President and Chief Executive Officer (former)

Bruce A. Huebner	62	Interim President and Chief Executive Officer

Eric J. Schoen	44	Chief Accounting Officer

Donald G. Munroe, Ph.D.	56	Chief Scientific Officer and Vice President of Research and Development (through February 28, 2013); Senior Vice President of Business Development and Chief Scientific Officer (effective March 1, 2013)

William Creech	60	Vice President of Sales and Marketing

Gail S. Page joined us in January 2004 as President of our Diagnostics Division and an Executive Vice President, and was promoted to President and Chief Operating Officer of Vermillion in August 2005. Subsequently, Ms. Page became our President and Chief Executive Officer and was named a director in December 2005 and served as President and Chief Executive Officer until her resignation on March 27, 2009 due to our bankruptcy proceeding in 2009. In connection with our emergence from bankruptcy in 2010, Ms. Page was reappointed as our Chief Executive Officer on February 1, 2010. From October 2000 to January 2003, Ms. Page

was Executive Vice President and Chief Operating Officer of Luminex Corporation. From 1988 to 2000, Ms. Page held various senior level management positions with Laboratory Corporation of America (“LabCorp”). In 1993, Ms. Page was named Senior Vice President, Office of Science and Technology at LabCorp, responsible for the management of scientific affairs in addition to the diagnostics business segment. Additionally, from 1995 to 1997, Ms. Page headed the Cytology and Pathology Services business unit for LabCorp. From 1988 to 2000, Ms. Page was a member of the Scientific Advisory Board at LabCorp and chaired the committee from 1993 to 1997. Prior to her years at LabCorp and its predecessor, Roche Biomedical, Ms. Page worked in various functions in the academic field and the diagnostics industry. Ms. Page received her A.S. in Medical Technology in combination with a Cardiopulmonary Technology Diploma from the University of Florida. Ms. Page also completed an executive management course at the Kellogg School of Management at Northwestern University. On May 15, 2012, we announced Ms. Page’s immediate resignation as director, and the mutually agreed termination without cause of Ms. Page as our President and Chief Executive Officer, which was effective December 2, 2012. Ms. Page became a consultant for the Company effective December 3, 2012.

Bruce A. Huebner was appointed as the Company’s Interim President and Chief Executive Officer on November 26, 2012. Mr. Huebner has been a director of the Company since May 2011 and will continue to serve on the Board. Mr. Huebner most recently served as a managing director for LynxCom Partners, LLC, a healthcare consulting firm. From October 2009 to June 2010, Mr. Huebner served as President and Chief Executive Officer of TrovaGene, Inc., a developer of molecular diagnostics products based on the detection of transrenal genetic markers. From May 2005 to July 2008, Mr. Huebner served as President of Osmetech Molecular Diagnostics, where he successfully established Osmetech as a fully integrated business, obtaining FDA clearance for four molecular diagnostic microarray products and introducing them to the marketplace. From 2002 to 2004, Mr. Huebner was President and Chief Operating Officer of Nanogen, Inc., a publicly held nanotechnology/microarray company. From 1996 to 2002, Mr. Huebner was Executive Vice President and Chief Operating Officer of Gen-Probe, Inc. which today is one of the world leaders in the development of nucleic acid tests, including a focus on diagnostic tests for infectious disease that affect women’s health. Mr. Huebner’s other experience includes Vice President of Marketing and Sales at Gen-Probe, Vice President of Marketing and Sales at Quidel, Director of Marketing for the U.S. and Director of Marketing and Market Development in Europe for Hybritech, Inc., and various sales and marketing positions at Roche Diagnostics. He currently serves as a director on the board of directors of Pasadena Bioscience Collaborative and Corgenix Medical Corporation. Mr. Huebner received his Bachelor of Science degree in Chemistry from the University of Wisconsin-La Crosse and completed a graduate school senior executive program at Columbia University.

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

Donald G. Munroe, Ph.D., joined us in October 2011 as our Chief Scientific Officer and Vice President of Research and Development. Effective March 1, 2013, Dr. Munroe was named our Senior Vice President of Business Development and Chief Scientific Officer. Dr. Munroe has extensive experience in the diagnostic industry, and has been a key member of upper management in a number of prominent diagnostic and life science companies. He served as Vice President, Immunoassay Research and Development from 2009 to 2011 at Beckman Coulter, a preeminent manufacturer of automated diagnostic tests and biomedical instruments. In this role, Dr. Munroe was responsible for launching key Immunoassay menu additions and re-standardizing existing assays. He also initiated manufacturing science investigations and product improvement projects. Previously, Dr. Munroe worked at Invitrogen Corporation in several roles including Vice President, Research and Development (Transplant Diagnostics) from 2006 to 2008, Vice President, Global Program and Portfolio Management (Corporate) from 2004 to 2005, and Director, Research and Development (GIBCO™) from 2002 to 2003. Dr. Munroe was Director of Technology Commercialization with Corning (Microarray Technologies) from

2000 to 2002, and has 10 years of pharmaceutical discovery research experience at R.W. Johnson Pharmaceutical Research Institute (1990 to 1995) and Allelix Biopharmaceuticals (1996 to 2000). Dr. Munroe received his Bachelor of Science in Biology from the University of Guelph, Master of Science in Medical Sciences at McMaster University and Ph.D. in Medical Biophysics at University of Toronto. Dr. Munroe has served as a member of the Scientific Advisory Board of Minneapolis Community & Technical College and is a member of the American Association for Clinical Chemistry and the American Association for the Advancement of Science. Dr. Munroe is an inventor in seven granted U.S. patents, and has authored peer-reviewed publications on the molecular basis of cancer, gastrointestinal disorders, inflammation and other topics.

William Creech joined us in March 2010 as Vice President of Sales and Marketing. Prior to joining us, Mr. Creech served as Principal of WBC Consulting, where he provided strategic and tactical consulting services to clients in the medical devices and diagnostics industry from 2008 until March 2010. Mr. Creech has over 30 years of experience in the diagnostics industry, serving as Vice President of Sales and Marketing at Capitol Vial, Inc. from 2005-2008 where he was responsible for creating a sales organization and initiating a scalable pricing program that increased gross margin 500 basis points. He also launched a key new product, “Snappies”™, increasing volume 400% year over year while increasing pricing by 30%. Mr. Creech was Vice President of Corporate Accounts at Apogent Technologies from 1998-2005 where he negotiated multi subsidiary contracts with key customers such as Quest Diagnostics and IDEXX. Prior to that, Mr. Creech was Director of Corporate Accounts at Ciba Corning/Chiron Diagnostics from 1995 to 1998. At Abbott Diagnostics, he served in various sales, sales training and sales management and corporate roles for 14 years from 1981 to 1995, receiving awards such as Presidents Club for 4 straight years and was sales rep of the year for the Diagnostics Division. Mr. Creech served as an Armor officer in the United States Army from 1975 to 1981 and graduated with a B.S. from Florida Southern College.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC and with any national securities exchange on which such securities are traded or quoted. Executive officers, directors and such stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. As a practical matter, we assist our directors and officers by completing and filing Section 16 reports on their behalf. Based solely on a review of the copies of such reports furnished to us, and the written representations of our directors and executive officers, we believe that our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, complied with all applicable filing requirements for the year ended December 31, 2012.

Code of Ethics

We have adopted the Vermillion, Inc. Code of Ethics that applies to all our officers, directors and employees. The Code of Ethics is available under the Investor Relations section of our website at http://www.vermillion.com. We will disclose on our website any waiver of, or amendment to, the Code of Ethics.

No Change in Director Nomination Process

As of the date of the filing of this Form 10-K, there have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors since we previously provided the disclosures required by Item 407(c)(2)(iv) or Item 407 (c)(3) of Regulation S-K.

Audit Committee

The Board of Directors has established an Audit Committee in accordance with section 3(a)(58)(A) of the Exchange Act. The Audit Committee is currently composed of three directors: Mr. Roddy, Chairperson,

Dr. Wallen and Mr. Severinghaus. The Board has determined that all members of our Audit Committee are independent, as the term is currently defined in NASDAQ Listing Rules 5605(a)(2). The Board has determined that Mr. Roddy qualifies as an “audit committee financial expert,” as defined in applicable rules. The Board made a qualitative assessment of Mr. Roddy’s level of knowledge and experience based on a number of factors, including his experience as the chief financial officer of other companies.

ITEM 11.	EXECUTIVE COMPENSATION

Director Compensation

Outside directors (i.e., non-employee directors) are compensated for their service as (1) a member of the Board of Directors, (2) a member of any committee of the Board of Directors, and (3) a chair of any committee of the Board of Directors. For 2012, we adopted a compensation program granting restricted stock units (“RSUs”) to outside directors with a targeted value on the grant date. The number of RSUs granted is determined by dividing the targeted value by a trailing average price of our common stock on the date of grant of the RSUs. 50% of the RSUs granted to directors vested on June 1, 2012 and 25% of the RSUs vested on each of September 1, 2012 and December 1, 2012, except that 50% of the RSUs granted to John F. Hamilton vested May 15, 2012 and 50% vested on December 13, 2012 due to the fact that Mr. Hamilton was not nominated for re-election at the delayed 2012 Annual Meeting. Outside directors did not receive any cash compensation in connection with their services as directors, nor did they sell any RSUs, except that historically certain RSUs were sold by certain directors only for the purpose of covering their tax liability incurred in connection with the distribution of the RSUs. Periodically, the Compensation Committee reviews and determines the adequacy of the compensation program for outside directors, and based upon the results of their analysis, the Compensation Committee will make recommendations in regards to the compensation program for outside directors to the Board of Directors. During fiscal year 2012, the outside directors were compensated as follows, with the RSU awards being made as of May 15, 2012 based on a grant date value of $1.99 per RSU:

•	The chairman of the Board received a total of 35,000 RSU’s;

•	each other outside director received 30,000 RSUs;

•	the chairperson of the Audit Committee received an additional 6,000 RSUs;

•	the chairperson of the Compensation Committee received an additional 4,500 RSUs;

•	the chairperson of the Nominating and Governance Committee received an additional 3,000 RSUs;

•	the other members of the Compensation Committee each received an additional 2,000 RSUs;

•	the other members of the Nominating and Governance Committee received an additional 2,000 RSUs; and

•	the other members of the Audit Committee each received an additional 3,000 RSUs.

The compensation earned by our outside directors for the year ended December 31, 2012 was as follows:

Name	Fees Earned or Paid in Cash	Stock Awards(1)	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
James S. Burns	—	$69,650	$—	$—	$—	$—	$69,650
John F. Hamilton	—	51,300	—	—	—	—	51,300
Peter S. Roddy	—	71,640	—	—	—	—	71,640
Carl Severinghaus	—	78,605	—	—	—	—	78,605
William C. Wallen, Ph.D.	—	75,620	—	—	—	—	75,620
Total	$—	$346,815	$—	$—	$—	$—	$346,815

(1)	All outside directors received RSUs in lieu of any cash compensation.

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

COMPENSATION DISCUSSION AND ANALYSIS

This section describes the compensation program for our Named Executive Officers. In particular, this section focuses on our 2012 compensation program and related decisions. The Compensation Committee annually reviews our executive compensation program to ensure that it appropriately rewards performance that is tied to sound decision-making and creating stockholder value, and is designed to achieve our goals of promoting financial and operational success by attracting, motivating and facilitating the retention of key employees with outstanding talent and ability.

Named Executive Officers During 2012

The following executive officers were our Named Executive Officers during 2012.

Name	Positions

Gail S. Page	President and Chief Executive Officer (former)

Bruce A. Huebner	Interim Chief Executive Officer

Donald G. Munroe, Ph.D.	Chief Scientific Officer and Vice President of Research and Development (through February 28, 2013); Senior Vice President of Business Development and Chief Scientific Officer (effective March 1, 2013)

William Creech	Vice President of Sales and Marketing

On May 15, 2012, we announced the mutually agreed termination without cause of Gail S. Page as our President and Chief Executive Officer, which was effective December 2, 2012, after the Company entered into an employment agreement with a successor Chief Executive Officer. Ms. Page became a consultant for the Company effective December 3, 2012.

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

The Compensation Committee reviews all components of the Named Executive Officers’ compensation, including annual base salary, bonuses based on corporate and individual performance, and equity compensation, perquisites and termination-based compensation. For equity incentive compensation, which includes grants of RSUs and stock options, the Compensation Committee reviews accumulated realized and unrealized stock options and RSU gains. The Compensation Committee also reviews the dollar value to the executive and cost to the Company of all perquisites, as well as the actual and projected payout obligations under several potential severance and change in control scenarios. In addition, from time to time, the Compensation Committee may hire compensation and benefits consultants to assist in developing and reviewing overall executive compensation strategies. The Compensation Committee also receives input from the Chief Executive Officer regarding the compensation of all executives other than the Chief Executive Officer.

On June 6, 2011, we held a stockholder advisory vote on the compensation of our named executive officers, commonly referred to as a say-on-pay vote. Our stockholders approved the compensation of our named executive officers. As we evaluated our compensation practices and talent needs, we were mindful of the strong support our stockholders expressed for our philosophy of linking compensation to our operating objectives and the enhancement of stockholder value. As a result, our compensation committee decided to retain our general approach to executive compensation.

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

Base Salaries. Executive salaries are determined based on the data from our comparator group, on evaluation of each officer’s individual performance throughout the year, level of responsibility, overall salary structure, budget guidelines and assessment of our financial condition. This approach ensures that our cost structure will allow us to remain competitive in the markets. Salaries paid to the Named Executive Officers in fiscal 2012 were within the targeted range. The Compensation Committee normally reviews and adjusts as appropriate the base salaries for the Named Executive Officers in the first half of each calendar year. For fiscal year 2012, no adjustment of base salary was made to our existing Named Executive Officers.

Annual Bonuses. Consistent with our objectives to tie a significant portion of the Named Executive Officers’ total compensation to our performance, all Named Executive Officers have a target bonus of a fixed percentage of their salary. At the beginning of each fiscal year, the Compensation Committee establishes performance measures and goals, which typically include milestones and targets. The Compensation Committee typically assigns a weight value based upon the overall goals in order to ensure a balanced approach to the various factors applied to determining bonus amounts. For fiscal year 2012, these goals, milestones and targets focused primarily on the following:

•	Continued commercialization of OVA1 and increasing test volume;

•	Advancing our pipeline;

•	Broadening reimbursement coverage for OVA1; and

•	Cash usage and maintaining a strong cash position;

Also, at the beginning of each fiscal year, the Compensation Committee establishes bonus payout targets for each Named Executive Officer. The Compensation Committee generally establishes the individual payout targets for each Named Executive Officer based on the executive’s position, level of responsibility and a review of the compensation information of other companies. For 2012, the payout targets for each Named Executive Officer were as follows:

Gail S. Page	50% of annual base salary

Bruce A. Huebner	$50,000 annually

Donald G. Munroe, Ph.D.	40% of annual base salary

William Creech	40% of annual base salary

After the close of each fiscal year, or other such timeframe as determined by the Compensation Committee, the Compensation Committee assesses the performance of each Named Executive Officer against the pre-established metrics. Each Named Executive Officer receives a bonus based on his or her individual payout target and our performance relative to the specific performance goal.

In its evaluation of performance for fiscal year 2012, the Compensation Committee considered the following goals, milestones and targets:(i) Continued commercialization of OVA1 and increasing test volume; (ii) Advancing our pipeline; (iii) Broadening reimbursement coverage for OVA1; and (iv) Cash usage and maintaining a strong cash position. As a result of this evaluation, the Compensation Committee determined that the targets for the fiscal year 2012 had partially been met and further, as a cost saving measure and to preserve cash, the Compensation Committee decided that it was in the best interest of the Company to pay actual bonus payouts of approximately 53% of the aggregate bonus target amount for the Named Executive Officers listed below. This resulted in the following payouts to each Named Executive Officer employed by us during such period:

Donald G. Munroe, Ph.D.	$65,760

William Creech	$34,263

Ms. Page was terminated in 2012 and as such was not entitled to any bonus payments for 2012. Mr. Huebner was named Interim Chief Executive Officer on November 26, 2012 with an annual bonus package of $50,000. Thus, he was not paid a bonus for 2012.

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

The grants of stock-based awards to Named Executive Officers during the year ended December 31, 2012 were as follows:

Name	Restricted Stock Awards: Number of Shares of Stock or Units		All Other Option Awards: Number of Securities Underlying Options
Gail S. Page	—		150,000
Bruce A. Huebner	34,000	(1)	100,000
Donald G. Munroe, Ph.D.	—		35,000
William Creech	—		75,000

(1)

Mr. Huebner was a member of our Board of Directors during all of 2012 and was appointed our Interim Chief Executive Officer on November 26, 2012. The restricted stock grant represented Mr. Huebner’s sole compensation as a Board member during 2012.

On March 22, 2012, the Compensation Committee granted stock options in lieu of RSUs to executive officers. Certain of such stock options granted to executive officers are subject to a vesting schedule of equal vesting over the next 36 months, starting from March 22, 2012. The rest of such options granted to executive officers are subject to a vesting schedule of 100% vesting on March 31, 2013. In addition, the Compensation Committee granted stock options to the interim Chief Executive Officer on November 26, 2012 which are subject to monthly vesting over a one-year period. Such option awards were granted to executive officers as an incentive to create long-term stockholder value and as a retention tool.

Employee Benefits Programs. Our employee benefits program primarily consists of two components: (1) severance and change in control arrangements and (2) perquisites and other benefits.

Severance and Change in Control Arrangements. The Compensation Committee believes that executive officers have a greater risk of job loss or modification as a result of a change in control transaction than other employees. Accordingly, our employment agreement with Ms. Page as Chief Executive Officer included change of control provisions, and we have also entered into change in control agreements with our Chief Accounting Officer, Senior Vice President of Business Development and Chief Scientific Officer and Vice President of Sales and Marketing under which they will receive certain payments and benefits upon qualifying terminations that follow a change in control. Our employment agreement with Mr. Huebner as Interim Chief Executive Officer does not contain change of control provisions other than the acceleration of vesting of his stock option grant. The principal purpose of the change in control agreements is to provide executive officers with appropriate incentives to remain with us before, during and after any change in control transaction by providing the executive officers with security in the event their employment is terminated or materially changed following a change in control. By providing this type of security, the change in control agreements help ensure that the executive officers support any potential change in control transaction that may be in the best interests of our stockholders, even while the transaction may create uncertainty in the executive officer’s personal employment situation. The Compensation Committee believes that the payment of salary and benefits for one year for Ms. Page as Chief Executive Officer and nine months for the Chief Accounting Officer, Senior Vice President of Business Development and Chief Scientific Officer and Vice President of Sales and Marketing is reasonable and appropriate to achieve the desired objectives of the agreements.

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

On May 15, 2012, we announced the mutually agreed termination without cause of Ms. Page as our President and Chief Executive Officer, which was effective as of December 2, 2012, after we entered into an employment agreement with a successor Chief Executive Officer. Due to her mutually agreed termination without cause, pursuant to the terms of her employment agreement and a separation agreement, Ms. Page received (i) a payment equivalent to 12 months of base salary, (ii) upon the effective date of termination, immediate vesting of 24-months of any options and RSUs previously granted by us in addition to a 24-month period after termination to exercise any or all of her vested options to purchase our common stock; and (iii) continued health and dental benefits paid by us until the earlier of 12 months after the effective date of termination or the time that Ms. Page obtains employment with reasonably comparable or better health and dental benefits.

Interim President and Chief Executive Officer. On November 26, 2012, we entered into an employment agreement with Mr. Huebner as our Interim President and Chief Executive officer. Pursuant to the terms of the employment agreement, we will pay Mr. Huebner an annual base salary of $252,000. We will also pay Mr. Huebner a bonus of $50,000 upon completion of his employment term, which term shall be from November 26, 2012 through the earlier of (i) November 26, 2013, (ii) the Company’s hiring of a permanent Chief Executive Officer, or (iii) such other date as determined by the Board. On November 26, 2012, the Board granted Mr. Huebner an option to purchase 100,000 shares of the Company’s common stock. The shares subject to the option will vest monthly over a twelve (12) month period, provided that 100% of the shares subject to the option will vest immediately upon a change in control of the Company or the Company’s hiring of a permanent chief executive officer, subject in each case to his continuing employment with the Company. Mr. Huebner will also be eligible for performance-based stock option grants based on achieving milestones approved by the Board.

Chief Scientific Officer and Vice President of Research and Development (former); Senior Vice President of Business Development and Chief Scientific Officer (effective March 1, 2013). On September 23, 2011, we entered into an employment agreement with Donald G. Munroe, Ph.D., effective October 11, 2011. Pursuant to the terms of the employment agreement between the Company and Dr. Munroe, the Company will pay Dr. Munroe an annual base salary of $250,000. Dr. Munroe will be eligible for a bonus of up to 40% of his base salary for achievement of reasonable performance-related goals and milestones. In the event Dr. Munroe is terminated without cause or resigns for good reason (as these terms are defined in the employment agreement), he is entitled to receive: (i) continued payment of his base salary as then in effect for a period of nine months following the date of termination; and (ii) continued health and dental benefits paid by the Company until the earlier of nine months after termination or the time that Dr. Munroe obtains employment with reasonably comparable or better health and dental benefits. Additionally, if Dr. Munroe’s employment is terminated without cause or if he resigns for good reason within the 12-month period following a change of control (as the term is defined in the employment agreement), then, in addition to the severance obligations due to Dr. Munroe as described above, 50% of any then-unvested options previously granted by the Company will vest upon the date of such termination.

Vice President of Sales and Marketing. On April 4, 2012, we entered into an employment agreement with William Creech, effective April 4, 2012. Pursuant to the terms of the employment agreement between the Company and Mr. Creech, the Company will pay Mr. Creech an annual base salary of $225,000. Mr. Creech will be eligible for a bonus of up to 40% of his base salary for achievement of reasonable performance-related goals and milestones. In the event Mr. Creech is terminated without cause or resigns for good reason (as these terms are defined in the employment agreement), he is entitled to receive: (i) continued payment of his base salary as then in effect for a period of nine months following the date of termination; (ii) immediate vesting of 50% of any unvested options previously granted by the Company to him, in addition to a 24-month period after termination to exercise any and all of his vested options to purchase the Company’s common stock; and (iii) continued health and dental benefits paid by the Company until the earlier of nine months after termination or the time that Mr. Creech obtains employment with reasonably comparable or better health and dental benefits. Additionally, if Mr. Creech’s employment is terminated without cause or if he resigns for good reason within the 12-month period following a change of control (as the term is defined in the employment agreement), then, in addition to the severance obligations due to Mr. Creech as described above, 50% of any then-unvested options previously granted by the Company will vest upon the date of such termination.

Compensation for the Named Executive Officers in 2012 and 2011

The compensation earned by the Named Executive Officers for the years ended December 31, 2012 and 2011 was as follows:

Name and Principal Position	Year	Salary	Bonus	Stock Award(1)		Option Awards	Non-Equity Incentive Plan(2)	Nonqualified Deferred Compensation Earnings	All Other Compensation(9)		Total
Gail S. Page	2012	$352,917	$—	$258,884		$168,837	$—	$—	$508,855	(4)	$1,289,493
President and Chief Executive Officer (former)	2011	385,000	—	1,085,946	(3)	76,726	57,750	—	22,281	(4)	1,627,703
Bruce A. Huebner	2012	25,846	—	67,660	(5)	7,869	—	—	4,800	(6)	106,175
Director and Interim Chief Executive Officer	2011	—	—	26,491	(5)	—	—	—	9,200	(6)	35,691
Donald G. Munroe, Ph.D.	2012	250,000	—	—		61,802	65,760	—	572		378,134
Chief Scientific Officer and VP of Research and Development (10)	2011	55,929	—	—		7,426	6,740	—	30,095	(7)	100,190
William Creech	2012	225,000	—	27,533		80,981	34,263	—	7,127	(8)	374,904
Vice President of Sales and Marketing	2011	214,236	—	21,686		56,705	27,000	—	7,400	(8)	327,027

(1)

Represents non-cash, equity-related compensation. More information regarding these awards is included the Compensation Discussion and Analysis as well as in Note 8 to our Annual Report on Form 10-K for the year ended December 31, 2012.

(2)	Amount represents performance bonus for fiscal year 2012 and 2011.

(3)

Includes non-cash, equity-related compensation determined as of the date of grant for restricted stock awards pursuant to the Debtor’s Incentive Plan and included in the Company’s financial statements for 2011. In 2011, includes $993,780 from Debtor’s Incentive Plan and $92,166 for 2011 Restricted Stock Awards.

(4)

In 2012, represents $385,000 severance payment, $51,825 PTO payout, $18,000 consulting fees, $17,100 post-employment benefit payments, tax gross-up on stock awards of $36,406 and $524 for insurance premiums. In 2011, represents tax gross-up payments on stock awards of $21,709 and $572 for insurance premiums.

(5)	Represents Mr. Huebner’s compensation as a member of our Board of Directors for 2012 (prior to his appointment as Chief Executive Officer on November 26, 2012) and 2011.

(6)	Represents Mr. Huebner’s consulting income prior to his appointment as Chief Executive Officer on November 26, 2012.

(7)	Includes one-time payment of relocation assistance of $30,000.

(8)	Includes Mr. Creech’s car allowance of $6,600 in 2012 and $6,900 in 2011.

(9)	All Other Compensation also includes Company paid insurance premiums of less than $1,000.

(10)	Effective March 1, 2013, Dr. Munroe was named our Senior Vice President of Business Development and Chief Scientific Officer.

The outstanding equity awards held by the Named Executive Officers as of December 31, 2012, were as follows:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options – Exercisable	Number of Securities Underlying Unexercised Options – Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unearned Options	Option Exercise Price	Option Expiration Date(1)	Number of Shares or Units of Stock that have not Vested	Market Value of Shares or Units of Stock that have not Vested(2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that have not Vested
Gail S. Page	138,888	—	—	1.62	12/2/2014	—	—	—	—
	125,000	—	—	2.30	12/2/2014	—	—	—	—
	35,999	—	—	14.70	12/2/2014	—	—	—	—
	25,000	—	—	12.00	12/2/2014	—	—	—	—
	39,999	—	—	9.00	12/2/2014	—	—	—	—
	12,500	—	—	21.90	12/2/2014	—	—	—	—
	9,999	—	—	29.60	12/2/2014	—	—	—	—

Bruce A. Huebner	8,333	91,667	—	1.19	11/25/2022	—	—	—	—

Donald G. Munroe, Ph.D.	2,500	32,500	—	1.62	3/21/2022	—	—	—	—
	36,458	88,542	—	1.96	11/7/2021	—	—	—	—

William Creech	12,500	62,500	—	1.62	3/21/2022	8,334	11,001	—	—
	6,873	3,127	—	28.65	3/18/2020	—	—	—	—

(1)

Stock options vest ratably on a monthly basis either over 12 or 36 month period, commencing on the date of the grant, or over four years as follows: 25% of the shares vest one year following the vesting commencement date, with the remaining 75% vesting in equal monthly installments over the next three years. In addition, certain option grants cliff vest after a one year period from grant date. Each option expires 10 years after the date of the grant or, in the case of an incentive stock option, such shorter term as may be provided in the applicable agreement.

(2)	The fair value of our common stock as of December 31, 2012 was $1.32 per share.

Potential Payments Upon Termination

A severance payment of $385,000 and benefits totaling $17,100 became payable to Gail S. Page upon her termination in December 2012.The following table set forth amounts payable to the other Named Executive Officers should an officer be terminated as of December 31, 2012:

Name	Termination Scenario	Continued Payment of Base Salary	Non-Equity Incentive Payout	Immediate Vesting of Stock Options(3)	Health and Dental Insurance Benefits(4)
Bruce A. Huebner(5)	Termination(1)	$—	$50,000	$11,917	$—

	Within 12 Months After Change-in Control(2)	—	50,000	11,917	—

	For cause	—	—	—	—

Donald G. Munroe, Ph.D.	Termination(1)	187,500	—	—	20,005

	Within 12 Months After Change-in Control(2)	187,500	—	—	20,005

	For cause	—	—	—	—

William Creech	Termination(1)	168,750	—	—	13,905

	Within 12 Months After Change-in Control(2)	168,750	—	—	13,905

	For cause	—	—	—	—

(1)

Termination includes the following separation scenarios: involuntary termination not for cause or resignation for good reason (in all cases, assuming the executive is not entering into competitive or other activity detrimental to us).

(2)

Termination of employment by us for reasons other than for cause or by Named Executive Officers for good reason within the 12-month period following a change in control (as defined in the respective employment agreements).

(3)

Assumes each Named Executive Officer exercised all vested, in-the-money options at $1.32 (the December 31, 2012 closing price of our common stock). These amounts are in addition to the existing value of options vested at December 31, 2012.

(4)

Assumes each Named Executive Officer does not obtain employment with reasonably comparable or better health and dental benefits within the time period specified in the respective employment agreements.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

See the description regarding our equity compensation plans contained in Item 5 of this Form 10-K and in the notes to our financial statements, attached hereto.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information known to us regarding beneficial ownership of our common stock as of December 31, 2012, by (1) each person known by us to be the beneficial owner of five percent or more of the outstanding shares of the common stock, (2) each director as of December 31, 2012, (3) each Named Executive Officer as of December 31, 2012, and (4) all directors and executive officers as of December 31, 2012 as a group. All shares are subject to the named person’s sole voting and investment power except where otherwise indicated. Unless otherwise noted below, the address of each beneficial owner listed in the table is c/o Vermillion, Inc., 12117 Bee Caves Road, Building Three, Suite 100, Austin, TX 78738.

Beneficial ownership is determined in accordance with Rule 13d-3(d)(1) under the Exchange Act. Shares of common stock, which are issued and outstanding, are deemed to be beneficially owned by any person who has or shares voting or investment power with respect to such shares. Shares of common stock which are issuable upon exercise of options or warrants are deemed to be issued and outstanding and beneficially owned by any person who has or shares voting or investment power over such shares only if the options or warrants in question are exercisable within 60 days of December 31, 2012, and, in any event, solely for purposes of calculating that person’s percentage ownership of the common stock (and not for purposes of calculating the percentage ownership of any other person).

The number of shares of common stock deemed outstanding and used in the denominator for determining percentage ownership for each person equals (i) 15,200,079 shares of common stock outstanding as of December 31, 2012, plus (ii) such number of shares of common stock as are issuable pursuant to RSUs, options, warrants or convertible securities held by that person (and excluding RSUs, options, warrants and convertible securities held by other persons) which may be exercised within 60 days of December 31, 2012.

Name and Address of Beneficial Owner	Number of Common Stock Shares Beneficially Owned	Percentage of Outstanding Shares Beneficially Owned
Beneficial Owners more than 5%:
Quest Diagnostics Incorporated(1)
1290 Wall Street West	860,595	5.66%
Lyndhurst, NJ 07071

Directors and Named Executive Officers:
James S. Burns(2)	164,108	1.08%
John F. Hamilton(3)	148,708	*
Bruce A. Huebner(4)	99,426	*
Peter S. Roddy	69,700	*
Carl Severinghaus	67,000	*
Roberta L. Della Vedova (Nominee)	—	*
William C. Wallen, Ph.D.	79,200	*
Gail S. Page(5) (Former President and Chief Executive Officer)	612,292	3.93%
Donald G. Munroe, Ph.D.(6)	44,721	*
William Creech(7)	44,313	*
All Directors and Executive Officers as a Group (11 persons)(8)	1,378,401	8.74%

*	Less than 1%.

(1)

Quest Diagnostics Incorporated is a publicly-held company. Quest Diagnostics Incorporated’s executive officers are responsible for running the business of the company and thus, exercise voting and investment control over the shares owned by Quest Diagnostics Incorporated.

(2)	Includes 40,400 shares issuable upon exercise of options exercisable within 60 days of December 31, 2012.

(3)	Includes 30,000 shares issuable upon exercise of options exercisable within 60 days of December 31, 2012.

(4)	Includes 24,999 shares issuable upon exercise of options exercisable within 60 days of December 31, 2012.

(5)	Includes 387,385 shares issuable upon exercise of options exercisable within 60 days of December 31, 2012.

(6)

Dr. Munroe is our Chief Scientific Officer and Vice President of Research and Development. Effective March 1, 2013, Dr. Munroe was named our Senior Vice President of Business Development and Chief Scientific Officer. Amount represents shares issuable upon exercise of options exercisable within 60 days of December 31, 2012.

(7)	Includes 24,232 shares issuable upon exercise of options exercisable within 60 days of December 31, 2012.

(8)

The group includes James S. Burns, John F. Hamilton, Bruce A. Huebner, Gail S. Page, Peter S. Roddy, Carl Severinghaus, Roberta L. Della Vedova, William C. Wallen, Ph.D., Eric J. Schoen, Donald G. Munroe and William Creech.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

For the years ended December 31, 2012, we did not engage in nor are we currently proposed to engage in any transaction or series of similar transactions to which we were or are to be a party in which the amount involved exceeds $120,000 and in which any director, executive officer, holder of more than 5% of our common stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest other than (1) compensation agreements and other arrangements, which are described in “Executive Compensation,” and (2) the transactions described below.

Relationship with Quest Diagnostics Incorporated

Quest Diagnostics Incorporated (“Quest Diagnostics”) is a significant stockholder of Vermillion. On July 22, 2005, we entered into a strategic alliance agreement (the “Strategic Alliance Agreement”) with Quest Diagnostics to develop and commercialize up to three diagnostic tests from our product pipeline (the “Strategic Alliance”). The Strategic Alliance Agreement was amended to expire on the earlier of (i) October 7, 2012 and (ii) the date on which Quest Diagnostics made its third development election. Quest Diagnostics has selected two diagnostic tests to commercialize, a peripheral arterial disease blood test and OVA1, prior to the October 7, 2012 expiration of the Strategic Alliance. Pursuant to the Amended Strategic Alliance Agreement, Quest Diagnostics will have the non-exclusive right to commercialize each of these tests on a worldwide basis, with exclusive commercialization rights in the clinical reference lab marketplace in each restricted territory, as the term is defined in the Amended Strategic Alliance Agreement, beginning on the date each test is first commercialized and ending on the third anniversary of the date that such test is cleared or approved by the United States Food and Drug Administration (“FDA”). As part of the Strategic Alliance, there is a royalty arrangement under which Quest Diagnostics will pay royalties to us based on fees earned by Quest Diagnostics for applicable diagnostic services, and we will pay royalties to Quest Diagnostics based on our revenue from applicable diagnostic products. On November 10, 2010, we entered into Amendment No. 4 to the Strategic Alliance Agreement with Quest Diagnostics. Pursuant to this Amendment, Quest Diagnostics will have the exclusive right to commercialize OVA1 for up to three additional years from the period as specified in the Strategic Alliance

Agreement. The Amendment also establishes royalties, fees, and other payments related to the performance of OVA1. Quest Diagnostics will pay us a fixed payment of $50 for each domestic OVA1 performed, as well as 33% of its “gross margin,” as the term is defined in the Amendment.

Directors and Executive Officers

On June 17, 2011, we entered into a consulting agreement with Bruce A. Huebner, a member of our Board of Directors. Pursuant to the terms of the consulting agreement, Mr. Huebner provided consulting services regarding sales, marketing, business development and corporate strategy and was paid $200 per hour. For the year ended December 31, 2012 and 2011, the total amount of consulting fee expense for Mr. Huebner was $5,000 and $9,000, respectively. On November 27, 2012, we announced the appointment of Mr. Huebner as Interim Chief Executive Officer. Mr. Huebner continues to serve on our Board of Directors.

On December 3, 2012, we entered into a consulting agreement with our former President and Chief Executive Officer and director, Gail S. Page. Pursuant to the terms of the consulting agreement, Ms. Page will assist the Company as needed, including providing advice and recommendations with respect to the development and commercialization of the Company’s existing and future diagnostic tests, and managing and developing relationships with existing and future collaborators and partners. She will provide a minimum of 48 and a maximum of 96 hours of consulting services per month. In consideration for such services, we will pay Ms. Page a monthly fee of $18,000, plus $250 for each hour of services provided in excess of the 48 hour minimum. The Consulting Agreement has an initial term of six months, after which it may be renewed for an additional six month term by mutual agreement of the Company and Ms. Page. For the year ended December 31, 2012, the total amount of consulting fee expense to Ms. Page was $18,000. The consulting agreement has been terminated with an effective date of March 15, 2013.

In November 2011, we entered into a consulting agreement with our former Senior Vice President and Chief Science Officer, Eric T. Fung, M.D., Ph.D.. Pursuant to the terms of the consulting agreement, Dr. Fung served as our Chief Medical Officer and a member of our Scientific Advisory Board. Dr. Fung’s consulting agreement and Scientific Advisory Board services were terminated in June 2012. For the year ended December 31, 2012 and 2011, the total amount of consulting fee expense for Dr. Fung was $27,000 and $6,000, respectively. During 2012, Dr. Fung also continued to vest in restricted stock with a fair value of $11,000 until the termination of the consulting agreement.

On March 1, 2012, we entered into a consulting agreement with our former Vice President of Strategy, who resigned effective February 29, 2012. Pursuant to the terms of the consulting agreement, our former Vice President of Strategy provided consulting services. This consulting agreement was terminated in June 2012. For the year ended December 31, 2012, the total amount of consulting fee expense to our former Vice President of Strategy was $23,000 and the fair value of continued vesting in restricted stock was $1,000 until the termination of the consulting agreement.

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

Independence of the Board of Directors and Nominee

After a review of all relevant transactions or relationships between each director and our recommended nominee for election, or any of his family members, on the one hand, and the Company, our senior management and its independent registered public accounting firm, on the other hand, the Board has affirmatively determined that our recommended nominee for election, and all of our directors other than Mr. Huebner (by virtue of his recent appointment as our Interim Chief Executive Officer) are, or, in the case of our recommended nominee, would be if elected, independent directors, as the term is currently defined under NASDAQ Listing Rule 5605(a)(2).

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees and Non-Audit Fees

On April 4, 2012, the Audit Committee of the Board selected BDO USA, LLP to serve as our independent registered public accounting firm. BDO USA, LLP has represented to us that it is independent with respect to the Company within the meaning of the published rules and regulations of the SEC. Prior to April 4, 2012, PricewaterhouseCoopers LLP served as our independent registered public accounting firm.

The following is a summary of the fees and services provided by BDO USA, LLP for fiscal year 2012 and PricewaterhouseCoopers LLP for fiscal year 2011.

	2012		2011
Audit fees	$146,412		$298,786
Audit-related fees	—		—
Tax fees	31,952	(2)	—
All other fees(1) (3)	15,107		25,971

Total	$193,471		$324,757

(1)	Includes $12,497 of fees paid in 2012 for preparation of the 2011 income tax provision and services provided prior to BDO USA, LLP being named our independent registered public accounting firm.

(2)	Represents $23,012 in fees for the preparation of our 2011 federal and state tax returns and $8,940 for a loss limitation study under IRC Section 382 as of December 31, 2011.

(3)

All other fees in 2012 included $2,610 for consulting services regarding the liquidation of our Japanese subsidiary. All other fees in 2011 related to the review of our secondary offering filing on Form S-1 and miscellaneous other expenses.

Audit Committee Pre-Approval of Policies and Procedures

The Audit Committee is responsible for appointing, compensating and overseeing the work of the independent registered public accounting firm. The Audit Committee has established a pre-approval procedure for all audit and permissible non-audit services to be performed by our independent registered public accounting firm. The pre-approval policy requires that requests for services by the independent registered public accounting firm be submitted to our Chief Accounting Officer for review and approval. Any requests that are approved by the Chief Accounting Officer are then aggregated and submitted to the Audit Committee for approval at a meeting of the Audit Committee. Requests may be made with respect to either specific services or a type of service for predictable or recurring services.

All audit, audit-related, tax and other services, which include all permissible non-audit services, provided to us by BDO USA, LLP and PricewaterhouseCoopers LLP were pre-approved by the Audit Committee. Additionally, the Audit Committee concluded that the provision of those services by BDO USA, LLP and PricewaterhouseCoopers LLP was compatible with the maintenance of the independent registered public accounting firm’s independence.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	LIST OF DOCUMENTS FILED AS PART OF THIS REPORT:

1.	Financial Statements

The financial statements and notes thereto, and the report of the independent registered public accounting firm thereon, are set forth on pages F-1 through F-27.

2.	Exhibits

The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

VERMILLION, INC.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Vermillion, Inc.

Austin, Texas

We have audited the accompanying consolidated balance sheet of Vermillion, Inc. (“Company”) as of December 31, 2012 and the related consolidated statement of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vermillion, Inc. at December 31, 2012, and the results of its operations and its cash flows for the year ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the consolidated financial statements, the Company has suffered recurring losses and negative cash flows from operations and has an accumulated deficit, all of which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO USA, LLP

Austin, Texas

March 1, 2013

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Vermillion, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Vermillion, Inc. and its subsidiaries (the “Company”) at December 31, 2011, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ PricewaterhouseCoopers LLP

Austin, Texas

March 26, 2012

Vermillion, Inc.

Consolidated Balance Sheets

(Amounts in Thousands, Except Share and Par Value Amounts)

	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$8,007	$22,477
Accounts receivable	137	99
Prepaid expenses and other current assets	348	317

Total current assets	8,492	22,893
Property and equipment, net	142	216
Other assets	—	2

Total assets	$8,634	$23,111

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$525	$1,331
Accrued liabilities	1,074	2,592
Short-term debt	1,106	7,000
Deferred revenue	492	553

Total current liabilities	3,197	11,476
Non-current liabilities:
Long-term deferred revenue	770	1,224
Other liabilities	—	52

Total liabilities	3,967	12,752

Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding at December 31, 2012 and 2011	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized; 15,200,079 and 14,900,831 shares issued and outstanding at December 31, 2012 and 2011, respectively	15	15
Additional paid-in capital	328,097	326,796
Accumulated deficit	(323,445)	(316,299)
Accumulated other comprehensive loss	—	(153)

Total stockholders’ equity	4,667	10,359

Total liabilities and stockholders’ equity	$8,634	$23,111

See accompanying Notes to Consolidated Financial Statements

Vermillion, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(Amounts in Thousands, Except Share and Per Share Amounts)

	Year Ended December 31,
	2012	2011
Revenue:
Product	$1,640	$1,469
License	454	454

Total revenue	2,094	1,923
Cost of revenue:
Product	131	129

Total cost of revenue	131	129

Gross profit	1,963	1,794
Operating expenses:
Research and development(1)	2,216	5,387
Sales and marketing(2)	4,653	5,539
General and administrative(3)	4,508	8,509

Total operating expenses	11,377	19,435
Loss from operations	(9,414)	(17,641)
Interest income	28	64
Interest expense	(206)	(396)
Gain on sale of instrument business	1,830	—
Gain on litigation settlement, net	710	—
Change in fair value of warrants	—	378
Reorganization items	88	(96)
Other expense, net	(182)	(99)

Loss before income taxes	(7,146)	(17,790)
Income tax benefit (expense)	—	—

Net loss	$(7,146)	$(17,790)

Net loss per share—basic and diluted	$(0.48)	$(1.25)
Weighted average common shares used to compute basic and diluted net loss per common share	15,010,868	14,249,570

Net loss	$(7,146)	$(17,790)
Foreign currency translation adjustment	153	3

Comprehensive loss	$(6,993)	$(17,787)

Non-cash stock-based compensation expense included in operating expenses:
(1) Research and development	$127	$686
(2) Sales and marketing	203	158
(3) General and administrative	965	2,446

See accompanying Notes to Consolidated Financial Statements

Vermillion, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(Amounts in Thousands, Except Share Amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2010	10,657,564	11	303,270	(298,509)	(156)	4,616
Net loss	—	—	—	(17,790)	—	(17,790)
Foreign currency translation adjustment	—	—	—	—	3	3
Common stock issued in conjunction with follow-on public offering, net of issuance costs	4,000,000	4	20,202	—	—	20,206
Common stock issued in conjuntion with exercise of stock options	21,833	—	34	—	—	34
Common stock issued for debtor’s incentive plan	75,637	—	1,656	—	—	1,656
Common stock issued for restricted stock awards	145,797	—	587	—	—	587
Warrants issued for services	—	—	4	—	—	4
Stock compensation charge	—	—	1,043	—	—	1,043

Balance at December 31, 2011	14,900,831	15	326,796	(316,299)	(153)	10,359
Net loss	—	—	—	(7,146)	—	(7,146)
Foreign currency translation adjustment	—	—	—	—	153	153
Common stock issued in conjuntion with exercise of stock options	8,333	—	6	—	—	6
Common stock issued for restricted stock awards	290,915	—	715	—	—	715
Warrants issued for services	—	—	14	—	—	14
Stock compensation charge	—	—	566	—	—	566

Balance at December 31, 2012	15,200,079	$15	$328,097	$(323,445)	$—	$4,667

See accompanying Notes to Consolidated Financial Statements

Vermillion, Inc.

Consolidated Statements of Cash Flows

(Amounts in Thousands)

	Year Ended December 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(7,146)	$(17,790)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrants	—	(378)
Foreign currency loss on liquidation	153	—
Non-cash license revenue	(454)	(454)
Loss on sale and disposal of property and equipment	2	—
Depreciation and amortization	86	77
Stock-based compensation expense	1,281	3,286
Warrants issued for services	14	4
Gain from sale of instrument business to Bio-Rad	(1,830)	—
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(38)	37
Decrease (increase) in prepaid expenses and other current assets	(31)	462
Decrease in other assets	2	10
Increase (decrease) in accounts payable and accrued liabilities	(2,292)	253
Decrease in deferred revenue	(61)	(497)
Decrease in other liabilities	(52)	(207)
Reorganization items	(32)	(384)

Net cash used in operating activities	(10,398)	(15,581)

Cash flows from investing activities:
Proceeds from the sale of instrument business to Bio-Rad	1,830	—
Purchase of property and equipment	(14)	(99)

Net cash provided by / (used in) investing activities	1,816	(99)

Cash flows from financing activities:
Principal repayment of short-term debt	(5,894)	—
Principal repayment of 7.00% convertible senior notes	—	(5,000)
Proceeds from sale of common stock, net of issuance costs	—	20,206
Proceeds from issuance of common stock from exercise of stock options	6	34

Net cash (used in) / provided by financing activities	(5,888)	15,240

Effect of exchange rate changes on cash and cash equivalents	—	3

Net decrease in cash and cash equivalents	(14,470)	(437)
Cash and cash equivalents, beginning of year	22,477	22,914

Cash and cash equivalents, end of year	$8,007	$22,477

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$227	$462
Income taxes	—	—

See accompanying Notes to Consolidated Financial Statements

Vermillion, Inc.

Notes to Consolidated Financial Statements

NOTE 1: BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

Organization

Vermillion, Inc. (“Vermillion”; Vermillion and its wholly-owned subsidiaries are collectively referred to as “we” or the “Company”) is incorporated in the state of Delaware, and is engaged in the business of developing and commercializing diagnostic tests in the fields of oncology, cardiology and women’s health. On March 9, 2010, we commercially launched OVA1™ ovarian tumor triage test (“OVA1”). As discussed in Note 3, we distribute OVA1 through Quest Diagnostics, which has the non-exclusive right to commercialize OVA1 on a worldwide basis, with exclusive commercialization rights in the clinical reference lab marketplace in each exclusive territory, beginning on the date OVA1 was first commercialized and ending on the fifth anniversary of the date that OVA1 was cleared by the FDA, with the right to extend the exclusivity period for one additional year. These exclusive territories include the United States, India, Mexico, and the United Kingdom.

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

On February 18, 2011, we completed an underwritten follow-on public offering of our common stock for net proceeds of $20,206,000 after deducting underwriting discounts and offering expenses. We paid $5,000,000 in September 2011 to repay the 7.00% Notes. We paid $5,894,000 in October 2012 to repay the Secured Line of Credit with Quest Diagnostics.

We have incurred significant net losses and negative cash flows from operations since inception. At December 31, 2012, we had an accumulated deficit of $323,445,000 and stockholders’ equity of $4,667,000. On December 31, 2012, we had $8,007,000 of cash and cash equivalents and $3,197,000 of current liabilities.

We expect cash for OVA1 from Quest Diagnostics to be our only material, recurring source of cash in 2013. In order to continue our operations as currently planned through 2013 and beyond, we will need to raise additional capital. Given the above conditions, there is substantial doubt about the Company’s ability to continue as a going concern.

The consolidated financial statements have been prepared on a going concern basis and do not include any adjustments that might result from these uncertainties.

The successful achievement of our business objectives will require additional financing and therefore, we will need to raise additional capital or incur indebtedness to continue to fund our future operations. We may seek to raise capital through a variety of sources, including the public equity market, private equity financing, collaborative arrangements, licensing arrangements, and/or public or private debt.

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

Concentration of Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk consist of cash and cash equivalents and accounts receivable. We maintain our cash and cash equivalents in recognized financial institutions in the United States. We have not experienced any losses associated with our deposits of cash and cash equivalents. We do not invest in derivative instruments or engage in hedging activities.

Our accounts receivable are derived from sales made to a customer located in North America. We perform ongoing credit evaluations of our customer’s financial condition and generally do not require collateral. We maintain an allowance for doubtful accounts based upon the expected collectability of accounts receivable. Our accounts receivable at December 31, 2012 and 2011 and revenues for the years then ended are from one customer.

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

Revenue Recognition

Product Revenue. We derive our product revenues from sales of OVA1 through Quest Diagnostics. We recognize product revenues for tests performed when the following revenue recognition criteria are met: (1) persuasive evidence that an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured. Accounts receivable from Quest Diagnostics Incorporated (“Quest Diagnostics”) totaled $137,000 and $85,000 at December 31, 2012 and 2011, respectively.

License Revenue. Under the terms of the secured line of credit with Quest Diagnostics, portions of the borrowed principal amounts may be forgiven upon our achievement of certain milestones relating to the development, regulatory approval and commercialization of certain diagnostic tests (see Note 3). We account for forgiveness of principal debt balances as license revenues over the term of the exclusive sales period that Quest Diagnostics receives upon commercialization of an approved diagnostic test as we do not have a sufficient history of product sales that provides a reasonable basis for estimating future product sales. We recognize license revenue on a straight-line basis over the remaining period of Quest Diagnostics’ sales exclusivity ending in September 2015. Through December 31, 2012, a total of $3,000,000 has been forgiven by Quest Diagnostics based upon milestone achievement.

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

Patent Costs

Costs incurred in filing, prosecuting and maintaining patents (principally legal fees) are expensed as incurred and recorded within selling, general and administrative expenses on the consolidated statements of operations and comprehensive loss. Such costs aggregated approximately $312,000 and $363,000 for the years ended December 31, 2012 and 2011, respectively.

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

FASB ASC Topic 740-10-50, “Accounting for Uncertainty in Income Taxes” clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB ASC Topic 740, Income Taxes. ASC Topic 740-10-50 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. This interpretation also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, and disclosure.

We recognize interest and penalties related to unrecognized tax benefits within the interest expense line and other expense line, respectively, in the consolidated statement of operations. Accrued interest and penalties are included within the related liability lines in the consolidated balance sheet.

Foreign Currency Translation

The functional currency of Ciphergen Biosystems KK, a wholly owned subsidiary, is the Japanese yen. Accordingly, all balance sheet accounts of this operation are translated into United States dollars using the current exchange rate in effect at the balance sheet date. The expenses of Ciphergen Biosystems KK are translated using the average exchange rates in effect during the period, and the gains and losses from foreign currency translation are recorded in accumulated other comprehensive loss. Ciphergen Biosystems KK was liquidated during 2012 and, consequently, the accumulated other comprehensive loss totaling $153,000 was recognized in the consolidated statement of operations for 2012 and included in Other Expense in the consolidated statements of operations and comprehensive loss.

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of common stock shares outstanding during the period. Diluted loss per share is computed by dividing the net loss by the weighted average number of common stock shares adjusted for the dilutive effect of common stock equivalent shares outstanding during the period. Common stock equivalents consist of stock options, restricted stock units and stock warrants. Common equivalent shares are excluded from the computation in periods in which they have an anti-dilutive effect on earnings per share.

Fair Value of Financial Instruments

Financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and short-term debt. The estimated fair value of financial instruments has been determined using available market information or other appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop estimates of fair value; therefore, the estimates are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange. The effect of using different market assumptions and/or estimation methodologies may be material to the estimated fair value amounts. The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and short-term debt are at cost, which approximates fair value due to the short maturity of those instruments.

Segment Reporting

We operate one reportable segment, novel diagnostic tests.

NOTE 2: RECENT ACCOUNTING PRONOUNCEMENTS

Comprehensive Income—In June 2011, the FASB issued new guidance on the presentation of comprehensive income. Specifically, the new guidance allows an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. We adopted this pronouncement in the first quarter of 2012, and it had no effect on our financial position, results of operations or cash flows but did impact the way we present comprehensive income.

NOTE 3: STRATEGIC ALLIANCE WITH QUEST DIAGNOSTICS INCORPORATED

Quest Diagnostics is a significant holder of our common stock. On July 22, 2005, we entered into a strategic alliance agreement (the “Strategic Alliance Agreement”) with Quest Diagnostics to develop and commercialize up to three diagnostic tests from our product pipeline (the “Strategic Alliance”). The Strategic Alliance Agreement was amended to expire on the earlier of (i) October 7, 2012 and (ii) the date on which Quest Diagnostics makes its third development election. We further amended the Strategic Alliance Agreement to give Quest Diagnostics the exclusive right to commercialize OVA1 for two additional years to September 2014, with an option to extend such exclusive period in its sole discretion for one additional year, and to establish royalties, fees, and other payments related to the performance of OVA1. Quest Diagnostics has selected two diagnostic tests to commercialize, a peripheral arterial disease blood test and OVA1.

Secured Line of Credit with Quest Diagnostics Incorporated

In connection with the Strategic Alliance Agreement, Quest Diagnostics provided us with a $10,000,000 secured line of credit, which is collateralized by certain of our intellectual property. Under the terms of this secured line of credit, the interest rate is at the prime rate plus 0.5% and is payable monthly. The effective interest rate was 3.75% at December 31, 2012 and 2011. This secured line of credit also contains provisions for Quest Diagnostics to forgive portions of the amounts borrowed that correspond to our achievement of certain milestones related to development, regulatory approval and commercialization of certain diagnostic tests. The amounts to be forgiven and the corresponding milestones that we must achieve are:

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

The outstanding principal balance of this secured line of credit was $1,106,000 and $7,000,000 at December 31, 2012 and 2011, respectively. Interest expense related to this secured line of credit was $206,000 and $263,000 for the years ended December 31, 2012 and 2011, respectively. On September 11, 2009, we achieved the FDA clearance of OVA1 milestone provision in the secured line of credit agreement providing for a reduction in the principal amount of the loan of $3,000,000 but was only able to apply the milestone once we were no longer in default under the terms of the secured line of credit while under Chapter 11 bankruptcy protection. In January 2010, we cured the default and the principal balance was reduced to $7,000,000.

We also believe we achieved the milestone for an application that allows a licensed laboratory test to be commercialized when OVA1 was cleared by the FDA in September 2009 and the secured line of credit is expected to be reduced by an additional $1,000,000 resulting in outstanding principal of $6,000,000. However, Quest Diagnostics has disputed that the milestone has been met.

We have made monthly payments to Quest Diagnostics on the secured line of credit based on a principal balance of $7,000,000, which is in excess of the interest due on the expected $6,000,000 principal balance, which we believe resulted in a curtailment of the principal balance of $106,000. However, Quest Diagnostics has disputed that such additional principal curtailment has been made.

On October 12, 2012, we paid Quest Diagnostics approximately $5,894,000 of principal and $7,000 of accrued interest which we believe represents payment in full of all outstanding principal and interest under the secured line of credit. We continue to show the amount of the liability as $1,106,000 as of December 31, 2012 given that Quest Diagnostics has disputed that the $1,000,000 milestone was met.

NOTE 4: PROPERTY AND EQUIPMENT

The components of property and equipment as of December 31, 2012 and 2011 were as follows:

	December 31,
(in thousands)	2012	2011
Machinery and equipment	$193	$184
Demonstration equipment	33	30
Computer equipment and software	114	251
Furniture and fixtures	65	65

Gross property and equipment	405	530
Accumulated depreciation and amortization	(263)	(314)

Property and equipment, net	$142	$216

Depreciation expense for property and equipment was $86,000 and $77,000 for the years ended December 31, 2012 and 2011, respectively.

NOTE 5: ACCRUED LIABILITIES

The components of accrued liabilities as of December 31, 2012 and 2011 were as follows:

	December 31,
(in thousands)	2012	2011
Payroll and benefits related expenses	$464	$641
Collaboration and research agreements expenses	133	303
Professional services	236	279
Contingencies (See Note 9)	—	1,025
Tax-related liabilities	17	76
Other accrued liabilities	224	268

Total accrued liabilities	$1,074	$2,592

NOTE 6: CONVERTIBLE SENIOR NOTES

7.00% Convertible Senior Notes Due September 1, 2011

On November 15, 2006, we closed the sale of $16,500,000 of convertible senior notes due September 1, 2011. The 7.00% Notes were sold pursuant to separate exchange and redemption agreements between Vermillion and holders of the then existing 4.50% convertible senior notes due September 1, 2008, pursuant to which holders of an aggregate of $27,500,000 of the 4.50% Notes agreed to exchange and redeem their 4.50% Notes for an aggregate of $16,500,000 in aggregate principal amount of the 7.00% Notes and $11,000,000 in cash, plus accrued and unpaid interest on the 4.50% Notes of $254,000. The 7.00% Notes were unsecured senior indebtedness of Vermillion initially bearing interest at the rate of 7.00% per annum. The 7.00% Notes were reduced to 4.00% per annum on September 11, 2009 upon FDA clearance of OVA1.

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

Holders of the 7.00% Notes had the option to require us to repurchase the 7.00% Notes under certain circumstances, including at any time after September 1, 2009, if we did not receive approval or clearance for commercial sale of any of our ovarian cancer tests by the FDA. We could redeem the 7.00% Notes at our option, in whole or in part, after September 1, 2009, at specified redemption prices plus accrued and unpaid interest if the closing price of the stock equaled or exceeded 200.0% of the conversion price then in effect for at least 20 trading days within a period of 30 consecutive trading days ending on the trading day before the date of the notice of the optional redemption. Upon a change of control, each holder of the 7.00% Notes could have required us to repurchase some or all of the 7.00% Notes at specified redemption prices, plus accrued and unpaid interest. The 7.00% Notes contained a put option that entitles the holder to require us to redeem the 7.00% Notes at a price equal to 105.0% of the principal balance upon a change in control of the Company. These provisions expired with the repayment of the 7.00% Notes in September 2011.

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

We were in default of the 7.00% Notes as of December 31, 2009. However, we cured the default upon payment of accrued interest totaling approximately $362,000 upon emergence from bankruptcy under Chapter 11 in January 2010. In September 2011, $5,000,000 in aggregate principal amount of the 7.00% Notes remained outstanding and was repaid in full.

4.50% Convertible Senior Notes Due September 1, 2009

On August 22, 2003, we closed the sale of $30,000,000 of the 4.50% Notes with an original maturity date in September 2008. Offering costs were $1,866,000. Interest on the notes is 4.50% per annum on the principal amount. The effective interest rate was 6.28% per annum. The 4.50% Notes were convertible, at the option of the holder into shares of our common stock initially at a conversion rate of 10.88 shares per $1,000 principal amount of the 4.50% Notes, which is equal to a conversion price of $91.88 per share. The conversion price, and hence the conversion rate, was subject to adjustment upon the occurrence of certain events.

Following the closing of the November 15, 2006 sale of $16,500,000 of the 7.00% Notes due September 1, 2011, holders of an aggregate of $27,500,000 of the 4.50% Notes agreed to exchange and redeem their 4.50% Notes for an aggregate of $16,500,000 in aggregate principal amount of the 7.00% Notes and $11,000,000 in cash, plus accrued and unpaid interest on the 4.50% Notes of $254,000. As a result of negotiations between us and the holders of the 4.50% Notes, the $2,500,000 outstanding principal balance related to the 4.50% Notes was not redeemed by us on the original maturity date in September 2008. Interest of $56,000 related to the 4.50% Notes was paid in September 2008. Subsequently in December 2008, the holders of the $2,500,000 outstanding principal balance related to the 4.50% Notes agreed to extend the maturity date of the 4.50% Notes to September 1, 2009, and to waive any past default by us of our obligation to make payment on the principal of and interest on the 4.50% Notes. We agreed to extend each holder’s rights to require us to repurchase the 4.50% Notes at 105% of such holder’s outstanding principal amount upon a change in control, as defined in the indenture governing the 4.50% Notes, and to convert the 4.50% Notes into common stock accordingly. In addition, the holders of the 4.50% Notes agreed to permit the full redemption of the outstanding principal related to the 4.50% Notes at a redemption price of 100% on or before August 31, 2009, and we agreed to adjust the conversion rate for the 4.50% Notes to 20 shares per $1,000 principal amount of the 4.50% Notes, which is equal to a conversion price of $50.00 per share. The impact from adjusting the conversion rate was de minimis.

In November 2009, we exchanged a total of 6,750 shares of common stock for $135,000 in principal and $8,000 in unpaid interest. The conversion rate for redemption was approximately 47 shares per $1,000 principal amount. We recorded an additional debt conversion expense of $69,000 relating to the more favorable exchange rate.

We were in default of the 4.50% Notes as of December 31, 2009. However, upon the emergence from bankruptcy under Chapter 11 in 2010, we cured the default with a payment of $2,365,000 of principal and $140,000 of unpaid interest with $2,195,000 of cash and 9,044 shares of common stock. This payment in January 2010 settled the 4.50% Notes in full.

NOTE 7: COMMITMENTS AND CONTINGENCIES

Operating Leases

We lease facilities to support our business of discovering, developing and commercializing diagnostic tests in the fields of oncology, cardiology and women’s health. On June 1, 2010, we entered into a noncancelable operating lease for a new principal facility located in Austin, Texas. The original term was from June 1, 2010 through May 31, 2012, with an annual base rent of $57,000 and annual estimated common area charges, taxes and insurance of $37,000. This lease was amended on the same terms to May 31, 2014.

Rental expense under operating leases for the years ended December 31, 2012 and 2011 totaled $110,000 and $129,000, respectively.

As of December 31, 2012, including the extension of our Austin, TX facility operating lease in January 2013, future minimum rental payments under noncancelable operating leases were $94,000 and $39,000 for the years ending December 31, 2013 and 2014, respectively.

Noncancelable Collaboration Obligations and Other Commitments

Under the terms of a research collaboration agreement with The Johns Hopkins University School of Medicine (“JHU”) directed at the discovery and validation of biomarkers in human subjects, including but not limited to clinical application of biomarkers in the understanding, diagnosis and management of human diseases, we were required to pay JHU $600,000, $618,000 and $637,000 for the years ending December 31, 2008, 2009 and 2010, respectively. In June 2010, the research collaboration agreement was amended by extending the term and reducing the payments to $300,000 for 2010, $400,000 for 2011, $400,000 for 2012 and $100,000 for 2013. In conjunction with the amendment, JHU forgave the previously outstanding amounts owed of $623,000, which we recognize as a reduction to research and development expenses straight line over the term of the amended agreement. In January 2013, we further amended the collaboration agreement extending the term to March 31, 2016 and requiring payments of $400,000 in 2013 and $100,000 in 2014. Collaboration expenses under the JHU collaboration were $251,000 and $235,000 for the years ended December 31, 2012 and 2011, respectively. Collaboration expenses under the JHU collaboration are included in research and development expenses. In addition, under the terms of the amended research collaboration agreement, we are required to pay the greater of 4% royalties on net sales of diagnostic tests using the assigned patents or annual minimum royalties of $57,500. As of December 31, 2012 and 2011, we owed none and $4,000 related to research collaboration agreements with JHU, respectively.

Gain on Litigation Settlement

On February 9, 2012, we entered into a Settlement Agreement with Oppenheimer & Co., Inc. (“Oppenheimer”) related to losses on our short and long-term investments in previous years. Under the terms of the Settlement Agreement, the total settlement before legal fees and costs was $1,000,000; $535,000 was paid in March 2012 ($379,000 net received by the Company) and $465,000 ($331,000 net received by the Company) was paid in August 2012. We recorded the net amounts as a component of non-operating income during the year ended December 31, 2012.

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

Bio-Rad Laboratories, Inc. Matters

On November 13, 2006, we completed the Instrument Business Sale to Bio-Rad. The “Instrument Business Sale” included the SELDI technology, ProteinChip arrays and accompanying software. Pursuant to the terms of the sales agreement, the total sales price was $20,000,000, of which $16,000,000 was paid by Bio-Rad to us at the closing of the transaction on November 13, 2006. A total of $4,000,000 was held back from the sales proceeds contingent upon our meeting certain obligations, of which $2,000,000 was subsequently paid to us and $307,000 was paid to settle certain employee termination indemnifications in fiscal 2007. From the amounts held back and interest thereon, $1,830,000 was being held in escrow as of December 31, 2011 to serve as security for us to fulfill certain obligations.

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

In April 2012, we resolved the four contract claims made by Bio-Rad arising from the Instrument Business Sale. In exchange for a final settlement of these non-contingent claims, Bio-Rad received $700,000 from the escrow account established by the Company for the sale transaction, the Company was returned approximately $1,080,000 from the escrow account. The final $50,000 was returned to the Company in September 2012 after final resolution of the MAS lawsuit. We reversed $375,000 of general and administrative expense accrued in previous periods during the year ended December 31, 2012 representing the accrued estimated liability in excess of the $700,000 settlement amount. We recognized the resulting gain on sale of instrument business of $1,830,000 from the release of the escrow account during the year ended December 31, 2012.

Robert Goggin and György Bessenyei Litigation

On May 25, 2012, György B. Bessenyei and Robert S. Goggin, III, both stockholders of Vermillion, filed a verified complaint in the Delaware Court of Chancery (the “Court”) against Vermillion, each current member of our Board of Directors, and Gail S. Page. On June 1, 2012, Mr. Bessenyei and Mr. Goggin filed an amended verified complaint that was substantially similar to the verified complaint. The amended verified complaint contains the following causes of action: breach of fiduciary duty under two standards, declaratory relief, preliminary injunctive relief, and permanent injunctive relief. The allegations in the amended verified complaint challenge the recent adoption by the Board of Directors of an amendment to our bylaws eliminating the board seat formerly held by Ms. Page. As previously disclosed by Vermillion, on May 15, 2012, Ms. Page was terminated without cause as Vermillion’s President and Chief Executive Officer, and, upon her termination, Ms. Page resigned her seat on the Board of Directors. For a variety of reasons, including an effort to streamline Vermillion’s organization and extend its cash runway, the Board of Directors amended our bylaws to eliminate the vacant board seat, thereby reducing the size of the Board of Directors from seven to six members. This effort to streamline Vermillion’s organization had begun in January 2012, when the Board of Directors amended the bylaws to eliminate an additional (eighth) seat on the Board of Directors. Mr. Bessenyei and Mr. Goggin claim that the Board of Directors’ decision to eliminate the seat on May 15, 2012 was a breach of its fiduciary duties, alleging that the Board of Directors’ actions were intended to prevent Mr. Bessenyei’s and Mr. Goggin’s nominees from both being able to be elected to the Board of Directors, and to entrench the Board of Directors’ current members. Among other things, Mr. Bessenyei and Mr. Goggin sought to have the Court declare null and void the May 15, 2012 amendment to the bylaws, and award to Mr. Bessenyei and Mr. Goggin the costs and fees incurred by them in the action.

The parties negotiated a scheduling order, which was approved on June 6, 2012, setting trial in this expedited action to start on July 31, 2012. On June 13, 2012, Vermillion and the other defendants filed an answer. The parties then engaged in extensive discovery, including document production, service of interrogatory responses, and the taking of depositions. On July 26, 2012, Vermillion and the other defendants filed a motion to dismiss the case arguing that plaintiffs and their counsel provided improperly notarized documents verifying the complaint, amended complaint and discovery responses. On November 16, 2012, the Court dismissed the lawsuit with prejudice. The plaintiffs filed a notice of appeal of that dismissal order on December 10, 2012, and filed their opening appellate brief on February 1, 2013. On February 12, 2013, the Delaware Supreme Court denied Vermillion and the other defendants’ motion to summarily affirm. Vermillion and the other defendants are in the process of preparing an appellate answering brief which will be filed by March 4, 2013. No hearing date on the appeal has been set by the Delaware Supreme Court.

György Bessenyei Annual Shareholder Meeting Litigation

On January 9, 2013, György B. Bessenyei, a stockholder of Vermillion, filed a verified complaint in the Delaware Court of Chancery (the “Court”) against Vermillion, and each current member of our Board of Directors. The complaint contains a cause of action for violation of Section 211 of the General Corporation Law of Delaware. The allegations in the complaint relate to the 2012 annual shareholder meeting which had not yet been held due to a scheduling order entered in the Goggin and Bessenyei litigation discussed above. The complaint seeks to have the Court compel Vermillion to hold its annual shareholder meeting and to award to Mr. Bessenyei the costs and fees incurred by him in the action. On January 16, 2013, the parties held a scheduling conference with the Court. On January 18, 2013, Vermillion filed its preliminary proxy setting the annual meeting date for March 21, 2013. Thereafter, both parties submitted competing proposed orders related to the upcoming annual shareholder meeting. The Court has not yet signed either order.

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

NOTE 8: COMMON STOCK

2010 Private Placement Sale

On January 7, 2010, in connection with the Second Amended Plan of Reorganization under Chapter 11 (“Plan of Reorganization”), we completed a private placement sale of 2,327,869 shares of our common stock to a group of new and existing investors for $43,050,000 in gross proceeds

2007 Private Placement Sale

On August 29, 2007 (the “Closing Date”), we completed a private placement sale of 2,451,309 shares of our common stock and warrants to purchase up to an additional 1,961,047 shares of our common stock with an exercise price of $9.25 per share and expiration date of August 29, 2012, to a group of new and existing investors for $20,591,000 in gross proceeds (collectively referred to as the “August 29, 2007, Private Placement Sale”). Existing investors included affiliates of the Company, who purchased 964,285 shares of our common stock and warrants to purchase up to an additional 771,428 shares of our common stock for $8,100,000. In connection with Quest Diagnostics’ participation in this transaction, we amended a warrant to purchase an additional 220,000 shares of our common stock that was originally issued to Quest Diagnostics on July 22, 2005. Pursuant to the terms of the amendment, the exercise price for the purchase of our common stock was reduced from $35.00 per share to $25.00 per share and the expiration date of such warrant was extended from July 22, 2010 to July 22, 2011. The warrant expired unexercised in 2011. For services as placement agent, we paid Oppenheimer $1,200,000 and issued a warrant to purchase up to 92,100 shares of our common stock with an exercise price of $9.25 per share and expiration date of August 29, 2012. The warrants expired unexercised in 2012. The warrants issued to the investors and Oppenheimer were valued at $7,194,000 and $581,000, respectively, based on the fair value as determined by the Black-Scholes model. The amended value of the warrant issued to Quest Diagnostics on July 22, 2005, increased by $356,000, which is reflected in additional paid-in capital, from its original value of $2,200,000.

Our outstanding warrants from the August 2007 offering were classified as liabilities in accordance with ASC 815, which required the warrants to be fair valued at each reporting period, with the changes in fair value recognized as interest and other expense in our consolidated statement of operations.

We had no warrants required to be classified as a liability at December 31, 2012. At December 31, 2011, we had warrants outstanding to purchase 195,012 shares of common stock which were required to be classified as a liability. The fair value of these warrants at December 31, 2011 was de minimis and for the year ended December 31, 2011, we recorded a gain of $378,000 in the consolidated statement of operations under ASC 815.

Warrants

Warrants outstanding as of December 31, 2012 and 2011 were as follows:

		Exercise Price per Share		Number of Shares Outstanding under Warrant
Issuance Date	Expiration Date			December 31, 2012	December 31, 2011
August 29, 2007	August 29, 2012	9.25	*	—	195,012
November 1, 2011	October 31, 2013	3.23		21,000	21,000
May 1, 2012	April 30, 2014	3.18		21,000	—
November 1, 2012	October 31, 2014	1.93		21,000	—

				63,000	216,012

*	The exercise price of the warrants issued on August 29, 2007 was adjustable in accordance with the term of the warrants.

We periodically issue common stock warrants to a vendor in exchange for services. The warrants vest pro-rata on a monthly basis over a six month period and expire two years after issuance. The value of the warrants as determined by the Black-Sholes model was not significant and is classified as equity.

Debtor’s Incentive Plan

In connection with our voluntary petition for relief (our “Bankruptcy Filing”) under Chapter 11 of the United States Bankruptcy Code (“Chapter 11”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”), on April 21, 2009, we filed the Debtor’s Motion for Entry of an Order Approving the Debtor’s Incentive Plan (the “Debtor’s Incentive Plan”) and Authorizing Payments thereunder pursuant to §§ 363(b) and 503(b) of the Bankruptcy Code (the “Incentive Plan Motion”) which sought to provide proper incentives to the directors and former directors (Gail Page, John Hamilton and James Burns, collectively, the “Directors”) to help achieve a successful sale or restructuring of the Company. At a hearing in June 2009, the Court entered an Order approving the Incentive Plan Motion (the “Incentive Plan Order”). The Debtor’s Incentive Plan was only triggered upon the occurrence of a qualified transaction defined as the closing of any sale pursuant to section 363 of the Bankruptcy Code or the effectiveness of a Reorganization Plan confirmed pursuant to section 1129 of the Bankruptcy Code. The Debtor’s Incentive Plan payment was based upon a percentage of (A) the gross proceeds of Asset Sales, both prior to and after the Food and Drug Administration approval of the ovarian tumor triage test, and (B) the value of consideration—cash, debt and equity—distributed pursuant to a confirmed Reorganization Plan. In the end, the Incentive Plan Order provided that the Directors would receive: (i) zero, on Qualified Transaction Proceeds of 3,000,000 or less, (ii) 6% on Qualified Transaction Proceeds of $3,000,001 to $10,000,000, and (iii) 8% on Qualified Transaction Proceeds of greater than $10,000,000. While the Incentive Plan Order provided us with the authority to make distributions under the Debtor’s Incentive Plan, we agreed as part of the Plan of Reorganization to seek final judicial approval of the amounts to be paid pursuant to the Debtor’s Incentive Plan. In April 2010, our counsel, the Official Committee of the Equity Security Holders, and the Directors submitted a proposed settlement to the Bankruptcy Court and an order was issued by the Bankruptcy Court approving the Debtor’s Incentive Plan. Under the Debtor’s Incentive Plan, we were directed to distribute an aggregate of $5,000,000 in cash and 302,541 shares of restricted stock having a fair value of $6,626,000 in Debtor’s Incentive Plan payments to the Directors. All such restricted stock vested with respect to 1/24th of the total distributed on each monthly anniversary of the vesting commencement date, June 22, 2009. The total Debtor’s Incentive Plan payments were allocated to Gail Page, James Burns and John Hamilton on a 60%-20%-20% basis, respectively. The contingency was accounted for upon the occurrence of the qualified transaction in January 2010 when the Bankruptcy Courts issued a confirmation order approving our Reorganization Plan. There were no Debtor’s Incentive Plan expenses for the year ended December 31, 2012. For the year ended December 31, 2011, we incurred $1,657,000 recorded in general and administrative expenses and we distributed 75,637 shares of common stock to the Directors under the Debtor’s Incentive Plan.

NOTE 9: ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss as of December 31, 2012 and 2011, were as follows:

	Year Ended December 31,
(In thousands)	2012	2011
Cumulative translation adjustment	—	(153)

Accumulated other comprehensive loss	$—	$(153)

NOTE 10: LOSS PER SHARE

The reconciliation of the numerators and denominators of basic and diluted loss per share for the years ended December 31, 2012 and 2011 was as follows:

(In thousands, except per share data)	Loss (Numerator)	Shares (Denominator)	Per Share Amount
Year ended December 31, 2011:
Net loss—basic	$(17,790)	14,249,570	$(1.25)
Dilutive effect of common stock shares issuable upon exercise of stock options, exercise of warrants, and unvested restricted stock awards	—	—

Net loss—diluted	$(17,790)	14,249,570	$(1.25)

Year ended December 31, 2012:
Net loss—basic	$(7,146)	15,010,868	$(0.48)
Dilutive effect of common stock shares issuable upon exercise of stock options, exercise of warrants, and unvested restricted stock awards	—	—

Net loss—diluted	$(7,146)	15,010,868	$(0.48)

Due to net losses for the years ended December 31, 2012 and 2011, diluted loss per share is calculated using the weighted average number of common shares outstanding and excludes the effects of potential common stock shares that are antidilutive. The potential shares of common stock that have been excluded from the diluted loss per share calculation above for the years ended December 31, 2012 and 2011 were as follows:

	Year Ended December 31,
	2012	2011
Stock options	1,092,374	930,060
Stock warrants	63,000	216,012
Restricted stock units	8,334	114,748

Potential common shares	1,163,708	1,260,820

NOTE 11: EMPLOYEE BENEFIT PLANS

2000 Stock Plan

Under the Amended and Restated 2000 Stock Plan (the “2000 Plan”), options may be granted at prices not lower than 85% and 100% of the fair market value of the common stock for non-statutory and statutory stock options, respectively. Options generally vest monthly over a period of four years and unexercised options generally expire ten years from the date of grant. The authority of our Board of Directors to grant new stock options and awards under the 2000 Plan terminated in 2010. Options to purchase 8,333 and 21,833 shares of common stock were exercised during the years ended December 31, 2012 and 2011, respectively. As of December 31, 2012, options to purchase 336,656 shares of common stock remained outstanding under the 2000 Plan. No additional shares of our common stock were reserved for future option grants under the 2000 Plan.

2010 Stock Incentive Plan

On February 8, 2010, our Board of Directors approved the Vermillion, Inc. 2010 Stock Incentive Plan (the “2010 Plan”). The 2010 Plan is administered by the Compensation Committee of the Board of Directors. Our employees, directors, and consultants are eligible to receive awards under the 2010 Plan. The 2010 Plan permits the granting of a variety of awards, including stock options, share appreciation rights, restricted shares, restricted share units, unrestricted shares, deferred share units, performance and cash-settled awards, and dividend equivalent rights. The 2010 Plan provides for issuance of up to 1,322,983 shares of common stock, par value $0.001 per share under the 2010 Plan, subject to adjustment as provided in the 2010 Plan. Unexercised options generally expire ten years from the date of grant. There were no 2010 Plan option exercises for the years ended December 31, 2012 and 2011.

During the year ended December 31, 2011, we awarded 177,000 shares of restricted stock from the 2010 Plan having a fair value of $724,000 to our executive officers. All such restricted stock vests ratably on a quarterly basis over a three year period beginning on the vesting commencement in March 2011. We distributed 78,415 and 42,250 of these shares of common stock to our officers during the years ended December 31, 2012 and 2011, respectively.

In September 2011, our Board of Directors approved the Company making income tax gross-up payments to our now former Chief Executive Officer in connection with the distribution of the 85,000 shares of restricted stock granted on March 18, 2011. A letter agreement to this effect was executed on October 3, 2011. We expensed approximately $36,000 and $22,000 related to this letter agreement during the year ended December 31, 2012 and 2011, respectively. All 85,000 common shares have been distributed as of December 31, 2012.

During the year ended December 31, 2012, we issued 212,500 shares of restricted stock from the 2010 Plan having a fair value of $414,000 to the Board of Directors as payment for services rendered in 2012. During the year ended December 31, 2011, we issued 97,295 shares of restricted stock from the 2010 Plan having a fair value of $373,000 to the Board of Directors as payment for services rendered in 2011.

The activity related to shares available for grant under the 2000 Plan and 2010 Plan for the years ended December 31, 2012 and 2011 were as follows:

	2000 Stock Plan	2010 Stock Option Plan	Total
Shares available at December 31, 2010	—	1,013,983	1,013,983
Options canceled	28,605	60,917	89,522
Reduction in shares reserved	(28,605)	—	(28,605)
Options granted	—	(191,930)	(191,930)
Restricted stock units canceled	—	20,000	20,000
Restricted stock units granted	—	(274,295)	(274,295)

Shares available at December 31, 2011	—	628,675	628,675
Options canceled	251,058	136,595	387,653
Reduction in shares reserved	(251,058)	—	(251,058)
Options granted	—	(558,300)	(558,300)
Restricted stock units canceled	—	28,001	28,001
Restricted stock units granted	—	(212,500)	(212,500)

Shares available at December 31, 2012	—	22,471	22,471

The stock option activity under the 2000 Plan and 2010 Plan for the years ended December 31, 2012 and 2011 was as follows:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term
Options outstanding at December 31, 2010	849,485	16.13	$1,924	5.81
Granted	191,930	2.40
Exercised	(21,833)	1.55
Canceled	(89,522)	23.04

Options outstanding at December 31, 2011	930,060	12.97	$16	5.90
Granted	558,300	1.54
Exercised	(8,333)	0.75
Canceled	(387,653)	21.57

Options outstanding at December 31, 2012	1,092,374	$4.17	$20	6.23

Shares exercisable:
December 31, 2012	606,215	$5.73	$8	3.85

Shares expected to vest:
December 31, 2012	398,650	$2.23	$12	9.20

The range of exercise prices for options outstanding and exercisable at December 31, 2012 are as follows:

Exercise Price	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Options Exercisable	Weighted Average Exercise Price
$0.01 – $1.61	115,500	$1.16	9.45	21,239	$0.95
1.62 – 1.62	437,288	$1.62	6.90	179,338	$1.62
1.63 – 2.04	202,000	1.98	8.04	94,734	2.00
2.05 – 2.30	136,709	2.30	2.27	135,209	2.30
2.31 – 5.16	24,430	4.38	8.23	10,795	4.39
5.17 – 10.20	49,049	9.20	2.52	48,059	9.19
10.21 – 14.70	71,349	13.35	2.44	69,546	13.40
14.71 – 86.40	56,049	26.67	4.61	47,295	26.31

$0.01 – $86.40	1,092,374	$4.17	6.23	606,215	$5.73

(in thousands)	Total Intrinsic Value of Options Exercised	Total Fair Value of Vested Options
Year ended December 31, 2012	$7	$525
Year ended December 31, 2011	$52	$1,218

Stock-Based Compensation

Employee Stock-based Compensation Expense

The assumptions used to calculate the fair value of options granted under the 2010 Plan that were incorporated in the Black-Scholes pricing model for the years ended December 31, 2012 and 2011 were as follows:

	Year Ended December 31,
	2012	2011
Dividend yield	—%	—%
Volatility	78%	77%
Risk-free interest rate	1.32%	1.28%
Expected lives (years)	6.0	5.7
Weighted average fair value	$1.04	$1.60

The allocation of stock-based compensation expense by functional area for the years ended December 31, 2012 and 2011 was as follows:

	Year Ended December 31,
(in thousands)	2012	2011
Research and development	$112	$683
Sales and marketing	203	158
General and administrative	942	2,442

Total	$1,257	$3,283

We have a 100.0% valuation allowance recorded against our deferred tax assets, and as a result ASC 718 had no effect on income tax expense in the consolidated statement of operations or the consolidated statement of cash flows. As of December 31, 2012, total unrecognized compensation cost related to nonvested stock option awards was $531,000 and the related weighted average period over which it is expected to be recognized was 1.77 years.

Non-employee Stock-based Compensation Expense

Stock-based compensation expense related to stock options granted to non-employees is recognized as the stock options are earned. Certain former employees were converted into consultants to the Company whereby their existing stock options continued to vest, under the original terms of their stock option grants, as they provided consulting services to us. The values attributable to these options are amortized over the service period and the unvested portion of these options was remeasured at each vesting date. We believe that the fair value of the stock options is more reliably measurable than the fair value of the services received. The fair value of the stock options granted were revalued at each reporting date using the Black-Scholes valuation model as prescribed by ASC 505, “Equity”.

The stock-based compensation expense will fluctuate as the fair market value of the common stock fluctuates. In connection with stock options relating to non-employees, we recorded stock-based compensation allocated by functional area for the years ended December 31, 2012 and 2011 as follows:

	Year Ended December 31,
(in thousands)	2012	2011
Research and development	$15	$3
Sales and marketing	—	—
General and administrative	23	4

Total	$38	$7

401(k)Plan

Our 401(k) Plan allows eligible employees to defer up to an annual limit of the lesser of 90.0% of eligible compensation or a maximum contribution amount subject to the Internal Revenue Service annual contribution limit. We are not required to make contributions under the 401(k) Plan. As of December 31, 2012 and 2011, we have not contributed to the 401(k) Plan.

NOTE 12: INCOME TAXES

Domestic and foreign components of loss before income taxes for the years ended December 31, 2012 and 2011 were as follows:

	Year Ended December 31,
(in thousands)	2012	2011
Domestic	$(7,052)	$(17,696)
Foreign	(94)	(94)

	$(7,146)	$(17,790)

Based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, we have provided a full valuation allowance against our net deferred tax assets at December 31, 2012 and 2011. There was no income tax expense or benefit for the years ended December 31, 2012 or 2011.

The components of deferred tax assets (liabilities) at December 31, 2012 and 2011 were as follows:

	Year Ended December 31,
(in thousands)	2012	2011
Deferred tax assets:
Depreciation and amortization	$8,955	$11,158
Other	1,431	1,617
Net operating losses	46,918	42,443

Total deferred tax assets	57,304	55,218
Valuation allowance	(57,296)	(55,210)

Net deferred tax assets	$8	$8

Deferred tax liabilities:
Other	$(8)	$(8)

Total deferred tax liabilities	$(8)	$(8)

Net deferred tax asset (liabilitiy)	$—	$—

The reconciliation of the statutory federal income tax rate to the Company’s effective tax rate for the years ended December 31, 2012 and 2011 was as follows:

	Year Ended December 31,
	2012	2011
Tax at federal statutory rate	34%	34%
State tax, net of federal benefit	3	2
Valuation allowance	(31)	(17)
Change in warrant valuation	—	1
Net operating loss and credit reduction due to section 382 limitations	(35)	(11)
Permanent items	25	(9)
Other	4	—

Effective income tax rate	—%	—%

As of December 31, 2012, we had a net operating loss of approximately $133,000,000 for federal and $108,000,000 for state tax purposes. If not utilized, these carryforwards will begin to expire beginning in 2017 for federal purposes. The state carryforwards began to expire in 2012. In 2012, approximately $2,100,000 of state net operating loss expired and approximately $1,800,000 will expire in 2013. As of December 31, 2011, we had a net operating loss of approximately $114,000,000 for federal and $87,000,000 for state tax purposes.

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

As of December 31, 2011, we had $6,300,000 of net operating loss carryforwards from our Japan operations. We liquidated our Japanese subsidiary in December 2012. Accordingly, the deferred tax asset and related valuation allowance were written off.

We believe that it is more likely than not that the benefit from certain deferred tax assets will not be realized due to the history of our operating losses. In recognition of this risk, we have provided a valuation allowance on the deferred tax assets relating to these assets. The valuation allowance was $57,296,000 and $55,210,000 at December 31, 2012 and 2011, respectively. The increase of $2,086,000 between 2012 and 2011 is primarily due to adjustments to the domestic deferred tax assets relating to net operating losses.

We file income tax returns in the U.S. and in various state jurisdictions with varying statutes of limitations. We have not been audited by the Internal Revenue Service or any state income or franchise tax agency. As of December 31, 2012, our federal returns for the years ended 2009 through the current period and most state returns for the years ended 2008 through the current period are still open to examination. In addition, all of the net operating losses and research and development credits generated in years earlier than 2009 and 2008, respectively, are still subject to Internal Revenue Service audit. The federal and California tax returns for the year ended December 31, 2011 reflect research and development carryforwards of $5,586,000 and $5,191,000, respectively. We have recognized additional deferred tax assets for federal and California research and development credits of $69,000 and $51,000 for the year ended December 31, 2012, respectively. As of December 31, 2012, our gross unrecognized tax benefits are approximately $10,897,000 which are attributable to research and development credits. A reconciliation of the change in our unrecognized tax benefits is as follows:

(in thousands)	Federal Tax	State Tax	Total
Balance at December 31, 2010	$5,450	$5,089	$10,539
Increase in tax position during 2011	136	102	238

Balance at December 31, 2011	$5,586	$5,191	$10,777
Increase in tax postion during 2012	69	51	120

Balance at December 31, 2012	$5,655	$5,242	$10,897

The increase for the year ended December 31, 2012 relates to a tax position taken during the current year. The increase for the year ended December 31, 2011 is related to tax positions taken during 2011 and prior years. If the $10.9 million of unrecognized income tax benefit is recognized, approximately $10.9 million would impact the effective tax rate in the period in which each of the benefits is recognized.

We do not expect our unrecognized tax benefits to change significantly over the next 12 months. We recognize interest and penalties relate to the unrecognized tax benefits within the interest expense line and other expense line, respectively, in the consolidated statement of operations and comprehensive loss. We have not recorded any interest or penalties as a result of uncertain tax positions as of December 31, 2012 and 2011. Accrued interest and penalties would be included within the related liability in the consolidated balance sheet.

NOTE 13: OTHER RELATED PARTY TRANSACTIONS

Consulting Agreements

On June 17, 2011, we entered into a consulting agreement with Bruce A. Huebner, a member of our Board of Directors. Pursuant to the terms of the consulting agreement, Mr. Huebner provided consulting services regarding sales, marketing, business development and corporate strategy and was paid $200 per hour. For the year ended December 31, 2012 and 2011, the total amount of consulting fee expense for Mr. Huebner was $5,000 and $9,000, respectively. On November 27, 2012, we announced the appointment of Mr. Huebner as Interim Chief Executive Officer. Mr. Huebner continues to serve on our Board of Directors.

On December 3, 2012, we entered into a consulting agreement with our former President and Chief Executive Officer and director, Gail S. Page. Pursuant to the terms of the consulting agreement, Ms. Page will assist the Company as needed, including providing advice and recommendations with respect to the development and commercialization of the Company’s existing and future diagnostic tests, and managing and developing relationships with existing and future collaborators and partners. She will provide a minimum of 48 and a maximum of 96 hours of consulting services per month. In consideration for such services, we will pay Ms. Page a monthly fee of $18,000, plus $250 for each hour of services provided in excess of the 48 hour minimum. The Consulting Agreement has an initial term of six months, after which it may be renewed for an additional six month term by mutual agreement of the Company and Ms. Page. For the year ended December 31, 2012, the total amount of consulting fee expense to Ms. Page was $18,000. The consulting agreement has been terminated with an effective date of March 15, 2013.

In November 2011, we entered into a consulting agreement with our former Senior Vice President and Chief Science Officer, Eric T. Fung, M.D., Ph.D. Pursuant to the terms of the consulting agreement, Dr. Fung served as our Chief Medical Officer and a member of our Scientific Advisory Board. Dr. Fung’s consulting agreement and Scientific Advisory Board services were terminated in June 2012. For the year ended December 31, 2012 and 2011, the total amount of consulting fee expense for Dr. Fung was $27,000 and $6,000, respectively. During 2012, Dr. Fung also continued to vest in restricted stock with a fair value of $11,000 until the termination of the consulting agreement.

On March 1, 2012, we entered into a consulting agreement with our former Vice President of Strategy, who resigned effective February 29, 2012. Pursuant to the terms of the consulting agreement, our former Vice President of Strategy provided consulting services. This consulting agreement was terminated in June 2012. For the year ended December 31, 2012, the total amount of consulting fee expense to our former Vice President of Strategy was $23,000 and the fair value of continued vesting in restricted stock was $1,000 until the termination of the consulting agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vermillion, Inc.

Date: March 1, 2013	/s/ Bruce A. Huebner
Bruce A. Huebner
Interim Chief Executive Officer (Principal Executive Officer)

Date: March 1, 2013	/s/ Eric J. Schoen
Eric J. Schoen
Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Bruce A. Huebner Bruce A. Huebner	Interim Chief Executive Officer (Principal Executive Officer)	March 1, 2013

/s/ Eric J. Schoen Eric J. Schoen	Chief Accounting Officer (Principal Financial Officer)	March 1, 2013

/s/ James S. Burns James S. Burns	Chairman of the Board of Directors	March 1, 2013

/s/ John F. Hamilton John F. Hamilton	Director	March 1, 2013

/s/ Peter S. Roddy Peter S. Roddy	Director	March 1, 2013

/s/ Carl Severinghaus Carl Severinghaus	Director	March 1, 2013

/s/ William C. Wallen, Ph.D. William C. Wallen, Ph.D.	Director	March 1, 2013

1

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
2.1	Findings of Fact, Conclusions of Law and Order Confirming Debtor’s (Vermillion Inc.’s) Second Amended Plan of Reorganization Under Chapter 11 of the Bankruptcy Code dated January 7, 2010	8-K	000-31617	2.1	January 12, 2010

3.1	Fourth Amended and Restated Certificate of Incorporation of Vermillion, Inc. dated January 22, 2010	8-K	000-31617	3.1	January 25, 2010

3.2	Third Amended and Restated Bylaws of Vermillion, Inc., as amended effective May 15, 2012					✓

4.1	Form of Vermillion, Inc.’s (formerly Ciphergen Biosystems, Inc.) Common Stock Certificate	S-1/A	333-32812	4.1	August 24, 2000

4.2	Preferred Shares Rights Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Continental Stock Transfer & Trust Company dated March 20, 2002	8-A	000-31617	4.2	March 21, 2002

4.3	Amendment to Rights Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Wells Fargo Bank, N.A. dated July 22, 2005	8-K	000-31617	4.4	July 28, 2005

4.4	Second Amendment to Rights Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Wells Fargo Bank, N.A. dated September 30, 2005	8-K	000-31617	4.5	October 4, 2005

4.5	Third Amendment to Rights Agreement between Vermillion, Inc. and Wells Fargo Bank, N.A., dated September 11, 2007	8-K	000-31617	10.1	September 12, 2007

10.1	1993 Stock Option Plan #	S-1	333-32812	10.3	March 20, 2000

10.2	Form of Stock Option Agreement #	S-1/A	333-32812	10.4	August 24, 2000

10.3	2000 Stock Plan and related form of Stock Option Agreement #	S-1/A	333-32812	10.5	August 4, 2000

10.4	Amended and Restated 2000 Employee Stock Purchase Plan #	10-Q	000-31617	10.6	November 14, 2007

10.5	Vermillion, Inc. 2010 Stock Incentive Plan #	8-K	000-31617	10.1	February 12, 2010

10.6	Ciphergen Biosystems, Inc. 401(k) Plan #	10-K	000-31617	10.7	March 22, 2005

10.7	Securities Purchase Agreement by and among Vermillion, Inc. and the purchasers party thereto dated August 23, 2007	S-1	333-146354	10.57	September 27, 2007

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

10.8	Form of Warrant	10-Q	000-31617	10.51	November 14, 2007

10.9	Form of Securities Purchase Agreement between Vermillion, Inc. and the purchasers party thereto dated December 24, 2009	8-K	000-31617	10.1	December 29, 2009

10.10	Employment Agreement between Sandra A. Gardiner and Vermillion, Inc. dated April 9, 2010 #	8-K	000-31617	10.1	April 22, 2010

10.11	Employment Agreement between Gail S. Page and Vermillion, Inc. dated September 28, 2010 #	8-K	000-34810	10.1	September 30, 2010

10.12	Employment Agreement between Eric T. Fung and Vermillion, Inc. dated September 28, 2010 #	8-K	000-34810	10.2	September 30, 2010

10.13	Form of Severance Agreement between key executive employees and Vermillion, Inc. #	8-K	000-31617	10.1	August 29, 2008

10.14	Form of Proprietary Information Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and certain of its employees #	S-1/A	333-32812	10.9	August 24, 2000

10.15	Consulting Agreement between Richard G. Taylor and Vermillion, Inc. dated August 26, 2008 #	8-K	000-31617	10.1	August 29, 2008

10.16	MAS License Agreement with IllumeSys Pacific, Inc. dated April 7, 1997	S-1/A	333-32812	10.23	August 24, 2000

10.17	MAS License Agreement with Ciphergen Technologies, Inc. (formerly ISP Acquisition Corporation) dated April 7, 1997	S-1	333-32812	10.24	August 24, 2000

10.18	Settlement Agreement and Mutual General Release by and among Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.), IllumeSys Pacific, Inc., Ciphergen Technologies, Inc., Molecular Analytical Systems, Inc., LumiCyte, Inc. and T. William Hutchens dated May 28, 2003 †	8-K	000-31617	99.2	June 11, 2003

10.19	Assignment Agreement by and among Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.), IllumeSys Pacific, Inc., Ciphergen Technologies, Inc., Molecular Analytical Systems, Inc., LumiCyte, Inc. and T. William Hutchens dated May 28, 2003 †	8-K	000-31617	99.3	June 11, 2003

10.20	License Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Molecular Analytical Systems, Inc. dated May 28, 2003 †	8-K	000-31617	99.4	June 11, 2003

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

10.21	Collaborative Research Agreement between University College London, UCL Biomedica plc and Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) dated September 22, 2005 †	10-K	000-31617	10.54	March 17, 2006

10.22	Distribution and Marketing Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Ciphergen Biosystems KK dated March 24, 1999	S-1/A	333-32812	10.26	September 22, 2000

10.23	Strategic Alliance Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Quest Diagnostics Incorporated dated July 22, 2005	8-K	000-31617	10.44	July 28, 2005

10.24	Amendment to Strategic Alliance Agreement between Vermillion, Inc. and Quest Diagnostics Incorporated dated October 7, 2009	8-K	000-31617	10.2	October 21, 2009

10.25	Amendment to Strategic Alliance Agreement between Vermillion, Inc. and Quest Diagnostics Incorporated dated November 10, 2010	8-K	000-34810	10.1	November 12, 2010

10.26	Amendment No. 5 to Strategic Alliance Agreement by and among Vermillion, Inc. and Quest Diagnostics Incorporated and Quest Diagnostics India Private Limited, dated April 2, 2011†	10-Q	001-34810	10.1	May 10, 2011

10.27	Stock Purchase Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Quest Diagnostics Incorporated dated July 22, 2005	8-K	000-31617	10.45	July 28, 2005

10.28	Warrant between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Quest Diagnostics Incorporated dated July 22, 2005	8-K	000-31617	10.46	July 22, 2005

10.29	Amendment to Warrant between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Quest Diagnostics Incorporated dated August 29, 2007	8-K	000-31617	10.2	August 29, 2007

10.30	Letter Agreement between Vermillion, Inc. and Quest Diagnostics Incorporated dated August 29, 2007	S-1	333-146354	10.38	September 27, 2007

10.31	Credit Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Quest Diagnostics Incorporated dated July 22, 2005	8-K	000-31617	10.47	July 28, 2005

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

10.32	Debtor-In-Possession Credit and Security Agreement between Vermillion, Inc. and Quest Diagnostics Incorporated dated October 7, 2009	8-K	000-31617	10.1	October 21, 2009

10.33	Memorialization Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Quest Diagnostics Incorporated dated January 12, 2006	S-1	333-146354	10.40	September 27, 2007

10.34	Patent Security Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Quest Diagnostics Incorporated dated July 22, 2005	8-K	000-31617	10.48	July 28, 2005

10.35	Asset Purchase Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Bio-Rad Laboratories, Inc. dated August 14, 2006	14a	000-31617	Annex A	September 12, 2006

10.36	Amendment to Asset Purchase Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Bio-Rad Laboratories, Inc. dated November 13, 2006	S-1	333-146354	10.47	September 27, 2007

10.37	Stock Purchase Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Bio-Rad Laboratories, Inc. dated November 13, 2006	S-1	333-146354	10.48	September 27, 2007

10.38	Transition Services Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Bio-Rad Laboratories, Inc. dated November 13, 2006 †	S-1/A	333-146354	10.53	November 27, 2007

10.39	Amendment No. 1 to Transition Services Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Bio-Rad Laboratories, Inc. dated May 11, 2007	S-1	333-146354	10.50	September 27, 2007

10.40	Amendment No. 2 to Transition Services Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Bio-Rad Laboratories, Inc. dated June 15, 2007	S-1	333-146354	10.51	September 27, 2007

10.41	Manufacture and Supply Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Bio-Rad Laboratories, Inc. dated November 13, 2006 †	S-1/A	333-146354	10.56	November 27, 2007

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

10.42	Amendment No. 1 to Manufacture and Supply Agreement between Vermillion, Inc. and Bio-Rad Laboratories, Inc. dated August 27, 2007	S-1	333-146354	10.53	September 27, 2007

10.43	Cross License Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Bio-Rad Laboratories, Inc. dated November 13, 2006 †	S-1/A	333-146354	10.58	November 27, 2007

10.44	Sublicense Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Bio-Rad Laboratories, Inc. dated November 13, 2006	S-1	333-146354	10.13	September 27, 2007

10.45	Letter Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Bio-Rad Laboratories, Inc. dated November 13, 2006	S-1	333-146354	10.55	September 27, 2007

10.46	Sublease Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Bio-Rad Laboratories, Inc. dated November 13, 2006 †	S-1/A	333-146354	10.60	November 27, 2007

10.47	Exclusive Distribution Agreement between Vermillion, Inc. and Pronto Diagnostics Ltd., dated August 1, 2011†	10-Q	001-34810	10.1	August 9, 2011

10.48	Consulting Agreement between Vermillion, Inc. and Bruce A. Huebner, dated June 17, 2011#	10-Q	001-34810	10.2	August 9, 2011

10.49	Consulting Agreement between Vermillion, Inc. and Eric T. Fung, dated November 4, 2011#	10-Q	001-34810	10.1	November 9, 2011

10.50	Asset Purchase Agreement between Vermillion, Inc. and Correlogic Systems, Inc., dated November 8, 2011	10-K	001-34810	10.50	March 27, 2012

10.51	Employment Agreement between Eric J. Schoen and Vermillion, Inc. dated April 4, 2012 #	8-K	001-34810	10.1	April 10, 2012

10.52	Employment Agreement between William Creech and Vermillion, Inc. dated April 4, 2012 #	8-K	001-34810	10.2	April 10, 2012

10.53	Settlement Agreement and Release between Vermillion, Inc. and Oppenheimer & Co., Inc. dated February 9, 2012	10-K/A	001-34810	10.51	May 30, 2012

10.54	Employment Agreement between Bruce A. Huebner and Vermillion, Inc. dated November 26, 2012 #	8-K	001-34810	10.1	November 28, 2012

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

10.55	Consulting Agreement between Gail S. Page and Vermillion, Inc. dated December 3, 2012 #	8-K	001-34810	10.2	November 28, 2012

10.56	Separation Agreement and Release between Gail Page and Vermillion, Inc. dated December 7, 2012 #	8-K	001-34810	10.1	December 11, 2012

14.1	Code of Ethics	8-K	001-34810	14.1	December 7, 2010

21.0	Subsidiaries of Registrant					✓

23.1	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm					✓

23.2	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm					✓

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					✓

31.2	Certification of the Chief Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					✓

32.0	Certification of the Chief Executive Officer and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					(1)

101.INS	XBRL Instance Document					(1)

101.SCH	XBRL Taxonomy Extension Schema Document					(1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					(1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					(1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					(1)

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

