Form 10-Q
period 2013-06-30
VERMILLION, INC.
filed 2013-08-14
CIK 926617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2013.

OR

☐     Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from ______ to ______.

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☑ No ☐

As of July 31, 2013, the Registrant had 23,486,261 shares of common stock, par value $0.001 per share, outstanding.

VERMILLION, INC.

FORM 10-Q

Vermillion, OVA1, OvaCalc, OvaCheck and VASCLIR are registered trademarks of Vermillion, Inc.

PART I - FINANCIAL INFORMATION

Item 1.    Unaudited Financial Statements

Vermillion, Inc.

Consolidated Balance Sheets

(Amounts in Thousands, Except Share and Par Value Amounts)

(Unaudited)

	June 30,	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$16,392	$8,007
Accounts receivable	156	137
Prepaid expenses and other current assets	240	348
Total current assets	16,788	8,492
Property and equipment, net	103	142
Total assets	$16,891	$8,634
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$656	$525
Accrued liabilities	1,129	1,074
Short-term debt	1,106	1,106
Deferred revenue	958	492
Total current liabilities	3,849	3,197
Deferred revenue	543	770
Total liabilities	4,392	3,967
Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and
outstanding at June 30, 2013 and December 31, 2012, respectively	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized at June 30, 2013 and December 31, 2012; 23,486,261 and 15,200,079 shares issued and
outstanding at June 30, 2013 and December 31, 2012, respectively	23	15
Additional paid-in capital	340,609	328,097
Accumulated deficit	(328,133)	(323,445)
Total stockholders’ equity	12,499	4,667
Total liabilities and stockholders’ equity	$16,891	$8,634

See accompanying notes to the consolidated financial statements.

Vermillion, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(Amounts in Thousands, Except Share and Per Share Amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue:
Product	$210	$208	$424	$406
License	113	113	227	227
Total revenue	323	321	651	633
Cost of revenue:
Product	34	28	71	66
Total cost of revenue	34	28	71	66
Gross profit	289	293	580	567
Operating expenses:
Research and development(1)	554	1,002	1,038	1,454
Sales and marketing(2)	920	1,122	1,992	2,640
General and administrative(3)	934	1,840	2,271	2,308
Total operating expenses	2,408	3,964	5,301	6,402
Loss from operations	(2,119)	(3,671)	(4,721)	(5,835)
Interest income	6	8	8	16
Interest expense	—	(66)	—	(131)
Gain on sale of instrument business	—	1,780	—	1,780
Gain on litigation settlement, net	—	—	—	379
Reorganization items	—	—	—	88
Other income (expense), net	(4)	(25)	25	(47)
Loss before income taxes	(2,117)	(1,974)	(4,688)	(3,750)
Income tax benefit (expense)	—	—	—	—
Net loss	$(2,117)	$(1,974)	$(4,688)	$(3,750)
Net loss per share - basic and diluted	$(0.11)	$(0.13)	$(0.27)	$(0.25)
Weighted average common shares used to compute basic and diluted net loss per common share	19,637,161	14,957,224	17,431,641	14,930,339
Net loss	(2,117)	(1,974)	(4,688)	(3,750)
Foreign currency translation adjustment	—	1	—	(1)
Comprehensive Loss	$(2,117)	$(1,973)	$(4,688)	$(3,751)
Non-cash stock-based compensation expense included in operating expenses:
(1) Research and development	$12	$40	$32	$74
(2) Sales and marketing	32	57	86	93
(3) General and administrative	14	314	121	384

See accompanying notes to the consolidated financial statements.

Vermillion, Inc.

Consolidated Statements of Cash Flows

(Amounts in Thousands)

(Unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(4,688)	$(3,750)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash license revenue	(227)	(227)
Depreciation and amortization	39	42
Loss on sale and disposal of property and equipment	—	2
Stock-based compensation expense	228	544
Warrants issued for services	11	7
Gain from sale of instrument business	—	(1,780)
Changes in operating assets and liabilities:
Accounts receivable	(19)	(8)
Prepaid expenses and other assets	108	(16)
Accounts payable, accrued liabilities and other liabilities	186	(1,040)
Deferred revenue	466	300
Reorganization Items	—	(32)
Net cash used in operating activities	(3,896)	(5,958)
Cash flows from investing activities:
Proceeds from the sale of instrument business	—	1,780
Purchase of property and equipment	—	(14)
Net cash provided by investing activities	—	1,766
Cash flows from financing activities:
Proceeds from sale of common stock, net of issuance costs	11,757	—
Proceeds from issuance of common stock from exercise of stock options	524	6
Net cash provided by financing activities	12,281	6
Effect of exchange rate changes on cash and cash equivalents	—	(1)
Net increase (decrease) in cash and cash equivalents	8,385	(4,187)
Cash and cash equivalents, beginning of period	8,007	22,477
Cash and cash equivalents, end of period	$16,392	$18,290
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$—	$132

See accompanying notes to the consolidated financial statements.

Vermillion, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1.   ORGANIZATION,  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

Organization

Vermillion, Inc. (“Vermillion”) and its wholly-owned subsidiaries collectively referred to as “we” or the “Company”, is incorporated in the state of Delaware, and is engaged in the business of developing and commercializing diagnostic tests in the fields of gynecologic oncology and women’s health. In March 2010, we commercially launched OVA1™ ovarian tumor triage test (“OVA1”). We distribute OVA1 through Quest Diagnostics Incorporated (“Quest Diagnostics”), a related party, which has the non-exclusive right to commercialize OVA1 on a worldwide basis, with exclusive commercialization rights in the clinical reference lab marketplace in the United States, India, Mexico, and the United Kingdom through September 11, 2014, with the right to extend the exclusivity period for one additional year.

Liquidity

On May 13, 2013, we completed a private placement of 8,000,000 shares of our common stock for estimated net proceeds of approximately $11,757,000.  We issued 12,500,000 warrants in connection with this private placement. If these warrants are exercised, we would realize an additional $18,250,000 of net proceeds.

We expect revenue relating to OVA1 to be our only material, recurring source of cash for the remainder of 2013.  Our ability to continue to meet our business objectives in the future is dependent upon, among other things, raising additional capital or generating sufficient revenue in excess of costs. Given these conditions, there is substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements have been prepared on a going concern basis and do not include any adjustments that might result from these uncertainties.

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

2.   RECENT ACCOUNTING POLICIES

In February 2013, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") number 2013-02, Other Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income to improve the reporting of reclassifications out of accumulated other comprehensive income. ASU 2013-02 requires reporting the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income. It is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2012. The adoption of this ASU does not affect our interim consolidated financial statements, but could require additional disclosure, if applicable, in future periods.

3.   STRATEGIC ALLIANCE AND SECURED LINE OF CREDIT WITH QUEST DIAGNOSTICS INCORPORATED

On July 22, 2005, in connection with our Strategic Alliance Agreement with Quest Diagnostics (as amended, the “Strategic Alliance Agreement”), Quest Diagnostics provided us with a $10,000,000 secured line of credit, which was collateralized by certain of our intellectual property, to develop and commercialize up to three diagnostic tests from our product pipeline (the “Strategic Alliance”). Quest Diagnostics selected two diagnostic tests to commercialize, a peripheral arterial disease diagnostic test (differentiated from our ongoing program) and OVA1. This secured line of credit contained provisions for Quest Diagnostics to forgive portions of the amounts borrowed that corresponded to our achievement of certain milestones related to development, regulatory approval and commercialization of certain diagnostic tests. If not otherwise forgiven, the principal amount outstanding of this secured line of credit became due and payable on October 7, 2012.

We achieved a milestone provision for an application that allowed a licensed laboratory test to be commercialized when OVA1 was cleared by the FDA in September 2009.  The agreement specifies that milestone reduced the secured line of credit by $1,000,000.   In September 2009, we achieved the FDA clearance of OVA1 milestone provision in the secured line of credit agreement providing for a reduction in the principal amount of the loan of $3,000,000.  Recognition of both milestones reduced the outstanding principal amount to $6,000,000.  However, Quest Diagnostics has disputed that the $1,000,000 milestone was met.

We made monthly payments to Quest Diagnostics on the secured line of credit based on a principal balance of $7,000,000, which is in excess of the interest due on the expected $6,000,000 principal balance.  We believe this resulted in a curtailment of the principal balance of $106,000. However, Quest Diagnostics has disputed that such additional principal curtailment was made.

On October 12, 2012, we paid Quest Diagnostics approximately $5,894,000 of principal which we believe represents payment in full of all outstanding principal under the secured line of credit. We continue to show the amount of the liability as $1,106,000 as of June 30, 2013 given that Quest Diagnostics has disputed that the $1,000,000 milestone was met and the $106,000 principal curtailment was made.

Unrelated to the debt dispute described above, on May 23, 2013, we sent Quest Diagnostics a notice of default under the Strategic Alliance Agreement relating to a number of material violations, breaches and failures to perform by Quest Diagnostics under the Strategic Alliance Agreement. The Strategic Alliance Agreement states that if a party fails to cure material defaults within 90 days of the date of the notice of default, the other party has the right to terminate the Strategic Alliance Agreement.  Quest Diagnostics has disputed the effectiveness of our notice of default.

4.   COMMITMENT AND CONTINGENCIES

We lease a facility located in Austin, Texas with an annual base rent of $57,000 and annual estimated common area charges, taxes and insurance of $37,000. This lease expires on May 31, 2014.

Contingent Liabilities

Robert Goggin and György Bessenyei Litigation

On May 25, 2012, György B. Bessenyei and Robert S. Goggin, III, both stockholders of Vermillion and Mr. Goggin a Director of Vermillion as of March 21, 2013, filed a verified complaint in the Delaware Court of Chancery (the “Court”) against Vermillion, each current member of our Board of Directors, and Gail S. Page. The complaint was subsequently amended.   As amended, the complaint alleged that the Board of Directors and Ms. Page had breached their fiduciary duties by amending our bylaws to eliminate a seat on our Board of Directors formerly held by Ms. Page and that the Board of Directors’ actions were intended to prevent Mr. Bessenyei’s and Mr. Goggin’s nominees from both being able to be elected to the Board of Directors, and to entrench the Board of Directors’ current members.

On November 16, 2012, the Court dismissed the lawsuit with prejudice. The plaintiffs filed a notice of appeal of that dismissal order on December 10, 2012, and argument was held on May 22, 2013. On May 24, 2013, the Delaware Supreme Court issued an order affirming the Court’s dismissal of the lawsuit with prejudice.  As a result of this order, there is no longer any pending litigation between Vermillion and Mr. Bessenyei or Mr. Goggin.

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

5.   STOCKHOLDERS’ EQUITY

Stock Purchase

On May 13, 2013, we completed a private placement pursuant to which existing and new investors purchased 8,000,000 shares of our common stock at a price per share of $1.46. We also issued 12,500,000 warrants at a price per warrant of $0.125 in the private placement. The proceeds of the private placement were $13,242,500 (net proceeds of approximately $11,757,000 after deducting offering expenses). The warrants are exercisable for 12,500,000 shares of common stock at $1.46 per share and expire on May 13, 2016.

The purchase of common stock and warrants qualified for equity treatment under Generally Accepted Accounting Principles. The respective values of the warrants and common stock were calculated using their relative fair values and classified under common stock and additional paid in capital. The value ascribed to the warrants is $9,300,000 and for the common stock is $3,943,000.

As part of the transaction, certain of the investors received rights to participate in any future equity offerings on the same price and terms as other investors.  In addition, two of the primary investors received rights to, unless agreed to by at least one of the two primary investors, prohibit Vermillion from:

•	Making any acquisition with value greater than $2 million;

•	Entering into, or amending the terms of agreements with Quest Diagnostics, which consent shall not be unreasonably withheld, conditioned or delayed following good faith consultation with the Company,

•	Submitting any resolution at a meeting of stockholders or in any other manner changing or authorizing a change in the size of the Board of Directors;

•	Offering, selling or issuing any securities senior to Common Stock;

•	Amending the Company’s certificate of incorporation or by-laws in any manner that effects that effects the rights, privileges or economics of the Common Stock or warrants;

•	Making any action that would result in a change in control of the Company or an insolvency event

•	Paying or declaring dividends or distributing the assets of the Company

•	Adopting or amending any shareholder rights plan

In addition, the two primary investors each received the right to designate a member to serve on our Board of Directors.These rights and prohibitions terminate for each stockholder when that stockholder ceases to own or hold less than 50% of the shares, warrants or warrant shares than were purchased at the closing of the private placement.

Stock Option Exercises

During the three months ended June 30, 2013, 271,348 stock options were exercised for total proceeds to Vermillion of $524,000.

2010 Stock Incentive Plan

The Company’s employees, directors, and consultants are eligible to receive awards under our 2010 Stock Incentive Plan (the “2010 Plan”). There were approximately 77,000 shares available for grant in the 2010 Plan at June 30, 2013.

Employee Stock-Based Compensation

On March 18, 2013, we granted 400,000 stock options with an exercise price of $1.22 per share to our President and Chief Executive Officer and on May 28, 2013, we granted 242,500 stock options with an exercise price of $3.37 per share to certain other officers and employees. These grants were made pursuant to the 2010 Plan and are subject to approval by our stockholders of an increase in the number of shares authorized under our 2010 Plan. The stock options vest in 48 equal monthly installments. Pursuant to Accounting Standards Codification 718, “Compensation – Stock Compensation,” there is no stock-based compensation expense recognized for these stock option grants until approval by our stockholders of an increase in the number of shares authorized under our 2010 Stock Incentive Plan.

The allocation of employee stock-based compensation expense by functional area for the three and six months ended June 30, 2013 and 2012 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2013	2012	2013	2012
Research and development	$12	$36	$30	$63
Sales and marketing	32	57	86	93
General and administrative	9	301	110	369
Total	$53	$394	$226	$525

6.   LOSS PER SHARE

We calculate basic loss per share using the weighted average number of common shares outstanding during the period. Because we are in a net loss position, diluted loss per share is calculated using the weighted average number of common shares outstanding and excludes the effects of 13,329,468 and 1,641,591 potential common shares as of June 30, 2013 and 2012, respectively, that are antidilutive. Potential common shares include incremental shares of common stock issuable upon the exercise of common stock warrants, outstanding stock options, and restricted stock awards.

7.   RELATED PARTY TRANSACTIONS

Quest Diagnostics

Quest Diagnostics is a stockholder and was the holder of our secured line of credit (see Note 3). Accounts receivable from Quest Diagnostics under the Strategic Alliance Agreement totaled $156,000 and $137,000 at June 30, 2013 and December 31, 2012, respectively.

Consulting Agreement

In June 2011, we entered into a consulting agreement with Bruce A. Huebner, a member of our Board of Directors.  Pursuant to the terms of the consulting agreement, Mr. Huebner provided consulting services regarding sales, marketing, business development and corporate strategy.  For the year ended December 31, 2012, the total amount of consulting fee expense for Mr. Huebner was $5,000. On November 27, 2012, we announced the appointment of Mr. Huebner as Interim Chief Executive Officer. Mr. Huebner served in this position until the appointment of Thomas McLain as President and Chief Executive officer on March 18, 2013.

On March 18, 2013, we entered into a short term consulting agreement for transition services with Mr. Huebner (the “2013 Consulting Agreement”). Pursuant to the terms of the 2013 Consulting Agreement, Mr. Huebner assisted in the integration and transition of our new President and Chief Executive Officer. Mr. Huebner was paid $15,000 per month during the three month term of the Consulting Agreement which expired in June 2013. For the three and six months ended June 30, 2013, the total amount of consulting fee expense for  Mr. Huebner was $37,500 and $45,000, respectively. Mr. Huebner was elected as Chairman of the Board of Directors, also on March 18, 2013.

We currently have no consulting agreements with directors, officers or former directors and officers of the Company.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

The Company has made statements in this Quarterly Report on Form 10-Q that are deemed forward-looking statements for purposes of the safe harbor provisions under the Private Securities Litigation Reform Act of 1995. We claim the protection of such safe harbor, and disclaim any intent or obligation to update any forward-looking statement. You can identify these statements by forward-looking words such as “may,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “plan,” “could,” “should” and “continue” or the negative of these or similar words. These forward-looking statements may also use different phrases. We have based these forward-looking statements on management’s (for purposes of this Item 2, “we”, “us” or “our”) current expectations and projections about future events. Examples of language found in forward-looking statements include the following:

•	projections of our future revenue, results of operations and financial condition;
•	anticipated efficacy of our products, product development activities and product innovations;
•	our ability to consolidate the five OVA1 immunoassays on a single mainstream automated platform;
•	competition and consolidation in the markets in which we compete;
•	existing and future collaborations and partnerships;
•	the utility of biomarker discoveries;
•	our belief that particular biomarker discoveries may have diagnostic and/or therapeutic utility;
•	achieving milestones in product development, future regulatory or scientific submissions and presentations;
•	our ability to comply with applicable government regulations;
•	our ability to expand and protect our intellectual property portfolio;
•	anticipated future losses;
•	expected levels of expenditures;
•	expected market adoption of our diagnostic tests, including OVA1;
•	results of clinical trials, post-market studies required by FDA, and publications on OVA1;
•	forgiveness of the outstanding principal amounts of the secured line of credit by Quest Diagnostics;
•	commercialization of tests through and recognition of revenue under our agreement with Quest Diagnostics;
•	the ability to expand the market to other clinical laboratories in addition to Quest Diagnostics;
•	the amount of financing required to fund our planned operations;
•	the potential loss of expected funding in the event that the warrants issued by us on May 13, 2013 are not exercised;
•

our prospects for obtaining support of medical or professional societies through “guidelines”, “position statements” and the like; such as Society for Gynecologic Oncology (SGO), National Comprehensive Cancer Network (NCCN), American Congress of Obstetricians and Gynecologists (ACOG) et cetera;

•	the financial or market share projections which could result from positive guidelines or position statements
•	the consolidation of holdings of our common stock in the hands of fewer investors; and
•	our ability to obtain and expected reimbursement for our products from third party payers such as private insurance companies and government insurance plans.

Such statements are subject to significant risks and uncertainties, including those identified in Part II Item 1A, “Risk Factors”, that could cause actual results to differ materially from those projected in such forward-looking statements due to various factors, including our ability to generate sales after completing development of diagnostic products; our ability to manage our operating expenses and cash resources consistently with our plans; our ability to secure adequate funds on acceptable terms to execute our business plan; our ability to develop and commercialize diagnostic products using both our internal and external research and development resources; our ability to obtain market acceptance of OVA1 or future diagnostic products, including the risk that our products will not be competitive with products offered by other companies, or that our products may not receive support from various professional and medical societies, or that users will not be entitled to receive adequate reimbursement for our products from third party payers such as private insurance companies and government insurance plans; our ability to successfully license or otherwise successfully partner with third parties to commercialize our products; our ability to obtain any regulatory approval for our future diagnostic products; our ability to maintain sufficient or acceptable supplies of immunoassay kits from our suppliers; our success in achieving development milestones, achieving desired results in clinical trials or FDA-mandated studies; and our ability to protect and promote our proprietary technologies. We believe it is important to communicate our expectations to our investors. However, there may be events in the future that we are not able to accurately predict or that we do not fully control that could cause actual results to differ materially from those expressed or implied in our forward-looking statements.

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

Our lead product, OVA1, an ovarian cancer blood test, was cleared by the United States Food and Drug Administration (“FDA”) in September 2009. OVA1 addresses a clear unmet clinical need, namely the pre-surgical identification of women who are at high risk of having a malignant ovarian tumor. Numerous studies have documented the benefit of referral of these women to gynecologic oncologists for their initial surgery. Prior to the clearance of OVA1, no blood test had been cleared by the FDA for physicians to use in the pre-surgical management of ovarian adnexal masses. OVA1 is a qualitative serum test that utilizes five well-established biomarkers and proprietary FDA-cleared software to determine the likelihood of malignancy in women over age 18 with a pelvic mass for whom surgery is planned. OVA1 was developed through large clinical studies in collaboration with numerous academic medical centers encompassing over 2,500 clinical samples. OVA1 was fully validated in a prospective multi-center clinical trial encompassing 27 sites reflective of the diverse nature of the clinical centers at which ovarian adnexal masses are evaluated. This work was published in two articles in the journal Obstetrics & Gynecology (also known as the Green Journal). The results of the pivotal study demonstrated that in a cohort of 516 patients, OVA1, in conjunction with clinical evaluation, was able to identify 95.7% (154/161) of the malignant ovarian tumors overall, and to rule out malignancy with a negative predictive value (“NPV”) of 94.6%  (123/130). At the 2010 International Gynecologic Cancer Society Meeting, data were presented demonstrating the high sensitivity of OVA1 for epithelial ovarian cancers; OVA1 detected 95/96 epithelial ovarian cancer cases for a sensitivity of 99.0%, including 40/41 stage I and stage II epithelial ovarian cancers, for an overall sensitivity of 97.6% for early stage epithelial ovarian cancers, as compared to 65.9% for CA125 using the American College of Obstetricians and Gynecologists (“ACOG”) cutoffs. The improvement in sensitivity was even greater among premenopausal women; for OVA1, sensitivity for early stage epithelial ovarian cancer was 92.9% and for CA125, sensitivity was 35.7%. Overall, OVA1 detected 76% of malignancies missed by CA125, including all advanced stage malignancies.  OVA1 is not indicated for use as a screening or stand-alone diagnostic assay.

The American Medical Association (AMA) Current Procedural Terminology (CPT®) Panel approved a Category I CPT code (81503) for OVA1, which became effective January 1, 2013.

In 2012, we completed a second pivotal clinical study of OVA1, called the “OVA500 study” and led by Dr. Robert E. Bristow, Director of Gynecologic Oncology Services with UC Irvine Healthcare. The study evaluated OVA1 performance in a population of 494 patients who underwent surgery for an adnexal mass after enrollment by a non-gynecologic oncologist, the intended use population for routine OVA1 testing. In the new study, of the 27 sites used in each study, only 10 were common to both. Collectively, the clinical trial and the OVA500 study evaluated 1,110 eligible subjects at a total of 44 sites. Despite the difference in population between the two studies, and the large number of differing sites, the sensitivity of OVA1 added to clinical impression (also called OVA1 dual assessment) was identical, at 95.7% (88/92). In addition, overall NPV of OVA1 dual assessment was 98.1% (204/208), higher than the 94.6% NPV found in the earlier validation study. In premenopausal surgery patients, OVA1 dual assessment sensitivity was 93.5% (29/31), NPV was 98.6% (145/147) and specificity was 58.9% (145/246) when combined with clinical assessment. OVA1 also showed strong performance in detecting early stage malignancies. OVA1 correctly stratified 91.4% (32/35) of early stage cancers and 89.3% (25/28) of stage I cancers as high risk, respectively. In comparison, CA125-II sensitivity was 65.7% (23/35) for early stage and 64.3% (18/28) for stage I malignancies. Overall, the results strongly and independently confirmed the clinical performance of OVA1 in presurgical triage of adnexal mass patients, including premenopausal and early stage cancers.

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

Dr. Bristow presented another study at the Society of Gynecological Oncology (“SGO”) in March 2013 which was published in the Green Journal in June 2013.  It was based on the medical records of 13,321 women with epithelial cancer, the most common type of ovarian cancer, diagnosed from 1999 to 2006 in California. Only 37 percent of these patients received treatment that adhered to guidelines set by the National Comprehensive Cancer Network (NCCN), an alliance of 23 major cancer centers with expert panels that analyze, research and recommend cancer treatments.

The study found that surgeons who operated on 10 or more women a year for ovarian cancer, and hospitals that treated 20 or more a year, were more likely to adhere to NCCN guidelines and their patients lived longer. Among women with advanced disease — the stage at which ovarian cancer is usually first found — 35 percent survived at least five years if their care met the guidelines, compared with 25 percent of those whose care fell short.

This study was featured on the front page of the New York Times under the headline, "Widespread Flaws Found in Ovarian Cancer Treatment." According to Dr. Bristow, principal investigator of the study, “If we could just make sure that women get to the people who are trained to take care of them, the impact would be much greater than that of any new chemotherapy drug or biological agent.” (NY Times, March 11, 2013, Denise Grady)

On April 17, 2013, we announced the signing of a cooperative research and development agreement (CRADA) with the U.S. Army Medical Research and Materiel Command (USAMRMC). The agreement kicks off a project titled, "Cost Reduction Using OVA1 in a Treatment Algorithm for Adnexal Masses in Women," and follows the January 2012 decision by the U.S. Department of Defense to add OVA1 to its testing portfolio. The two-phase study will investigate the cost-benefit profile of OVA1 testing as a presurgical standard of care in women with pelvic masses, and assess OVA1 clinical utility in a managed care setting.

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

On May 6, 2013, we received notification that platform support for one of the five immunoassay component kits that are used in OVA1 is to be discontinued effective December 2014. As part of our existing strategic product roadmap, we had planned on consolidating the five OVA1 immunoassays on a single mainstream automated platform, and as part of the consolidation we expect to validate a new immunoassay method in place of the discontinued method. We are required to submit these changes pursuant to a 510k submission with the FDA. We consider consolidating the immunoassay components on a single platform to be a strategic step toward allowing OVA1 broader market access, including potential commercialization outside the United States. At present, we anticipate this project will be completed without material business interruption. However, no assurances can be made that the FDA will clear our expected 510(k) submission.

In June 2013, OVA1 received a new position statement on OVA1 use issued by the SGO.  The statement, titled “Multiplex Serum Testing for Women with Pelvic Mass”, reads:

“Blood levels of five proteins in women with a known ovarian mass have been reported to change when ovarian cancer is present. Tests measuring these proteins may be useful in identifying women who should be referred to a gynecologic oncologist. Recent data have suggested that such tests, along with physician clinical assessment, may improve detection rates of malignancies among women with pelvic masses planning surgery. 1,2 Results from such tests should not be interpreted independently, nor be used in place of a physician’s clinical assessment. Physicians are strongly encouraged to reference the American Congress of Obstetricians and Gynecologists’ 2011 Committee Opinion “The Role of the Obstetrician-Gynecologist in the Early Detection of Epithelial Ovarian Cancer” to determine an appropriate care plan for their patients. It is important to note that no such test has been evaluated for use as, nor cleared by, the FDA as a screening tool for ovarian cancer. SGO does not formally endorse or promote any specific products or brands.”

[1] Bristow RE, Smith A, Zhang Z, Chan DW, Crutcher G, Fung ET, et al. Ovarian malignancy risk stratification of the adnexal mass using a multivariate index assay. Gynecol Oncol 2013;128: 252–259.

[2] Ueland FR, Desimone CP, Seamon LG, Miller RA, Goodrich S, Podzielinski I, et al. Effectiveness of a multivariate index assay in the preoperative assessment of ovarian tumors. Obstet Gynecol 2011;117:1289-1297.

This second SGO statement on OVA1 since its FDA clearance in 2009 represents another significant step toward acceptance of OVA1 as the standard of care for pre-surgically evaluating the risk of ovarian cancer in women with adnexal masses.

The new statement does two things:

•

Refers to publications of OVA1's two pivotal clinical studies, comprised of the original FDA validation study published in June 2011 and the OVA500 "intended use" study published in 2013. Together, this offers an extensive, peer-reviewed proof source for physicians and payers to assess OVA1's clinical performance and comparative medical benefits versus today's standard of care.

•	Places OVA1 use in the context of current ACOG practice guidelines, where CA125 has been used off-label for many years to predict malignancy before surgery, although with inferior performance.

In another program, we have completed “proof of concept” work which was intended to identify markers with high clinical specificity that may complement OVA1. Preliminary results were presented June 3, 2013, in a poster at the annual meeting of the American Society for Clinical Oncology (ASCO) by Dr. Zhen Zhang (Johns Hopkins University) and co-workers. The studies identified a set of 5 biomarkers (CA125, prealbumin, IGFBP2, IL6, and FSH) which optimally reduced false positives among a targeted set of OVA1-positive benign patients. This panel was subsequently tested in a 50/50 cross-validation strategy against a sampling of OVA500 patients (N=384), to evaluate specificity and other diagnostic parameters. At a fixed sensitivity of 90%, the median specificity of models using the new panel in testing was 80.6%. The mean and median absolute improvements over that of OVA1 were 18.6% and 20.3%, respectively. The new panel demonstrated the possibility to improve specificity over that of the existing OVA1 algorithm, while maintaining a high sensitivity in pre-surgical assessment of adnexal masses for risk of malignancy. The work will be submitted to a peer-reviewed journal for publication later this year or early in 2014.

These experiments are early stage and preliminary in nature.  They have not been accepted for publication in a peer-reviewed journal. Any actual product development, if pursued, will likely differ significantly depending on a number of technical and commercial factors. We have yet to identify one or more intended uses, or establish a regulatory or commercial pathway for a potential next-generation OVA product utilizing this or another new panel.

Current and former academic and research institutions that we have or have had collaborations with include the Johns Hopkins University School of Medicine; the University of Texas M.D. Anderson Cancer Center; University College London; the University of Texas Medical Branch; the Katholieke Universiteit Leuven; Clinic of Gynecology and Clinic of Oncology, Rigshospitalet, Copenhagen University Hospital; The Ohio State University Office of Sponsored Programs; Stanford University; the University of Kentucky, and the University of California at Irvine.

Novitas Solutions (formerly Highmark Medicare Services), a Medicare Contractor, covers and reimburses for OVA1.

We received favorable coverage decisions from twenty-seven Blue Cross Blue Shield (“BCBS”) plans following the launch of OVA1. This was based in part on reviews from the BCBS Association’s Medical Policy Panel in 2010 and 2011. However, in April 2013, the BCBS Technical Evaluation Center (“TEC”) classified OVA1 as experimental/investigational and thus it did not meet their criteria for coverage. Based on that assessment, eleven BCBS plans have reversed their coverage decisions for OVA1 or announced an intention to do so, adversely impacting our number of covered lives.

We believe the TEC assessment classifying OVA1 as experimental/investigational is flawed and rebuttable on multiple points. Most notably, the TEC assessment was conducted during 2012 and did not consider the OVA500 study published in February 2013, the updated Society for Gynecological Oncology statement on the use of OVA1 issued in May 2013 and the June 2013 publication of a comprehensive study on widespread flaws in the care of women with ovarian cancer that can be addressed in large part with the use of diagnostics such as OVA1.

We are actively undertaking an effort to address the TEC assessment with BCBS plans that still maintain favorable coverage decisions and those that have reversed coverage decisions. We are providing the peer reviewed studies that have been published since 2012 and will also request that TEC rescind the April 2013 decision on OVA1. When our commercial partner provides us with information, we are also actively appealing decisions where coverage for OVA1 is denied.  We believe our cumulative efforts to increase test volumes will more than offset any negative impact from the TEC assessment. However, there can be no guarantee that we will be successful in our appeals of coverage decisions or our rescission request, or that if we are successful, it will have an impact on the level of reimbursement or our revenue.

There are currently seventeen independent BlueCross BlueShield plans, representing approximately 32.8 million lives, which provide coverage for OVA1. In total, including Medicare and other private payers, approximately 79.3 million patients have access and coverage for OVA1.  In January 2012, the Department of Defense added OVA1 to their Quest Diagnostics lab services contract, giving more than 45 military medical centers in the U.S. and numerous military medical clinics and facilities around the world access to OVA1 for the first time.  Approximately 1.4 million uniformed service members have access to OVA1 through the Department of Defense, bringing the covered lives total to an estimated 80.7 million. Laboratory service agreements with DoD are currently under evaluation and negotiation and access to OVA1 for DoD service members cannot be assured after October 2013.

Under the terms of our Strategic Alliance Agreement with Quest Diagnostics, Quest Diagnostics is required to pay us a fixed payment of $50 per OVA1 performed, as well as 33% of its “gross margin” from revenue from performing OVA1 domestically, as that term is defined in the Strategic Alliance Agreement as amended.  Quest Diagnostics is the exclusive clinical reference laboratory marketplace provider of OVA1 in its exclusive territory, which includes the US, Mexico, the United Kingdom and India through September 11, 2014. OVA1 was CE-marked in September 2010, a requirement for marketing the test in the European Union. OVA1 was launched in India in May 2011. Quest Diagnostics has the right to extend its exclusivity period for an additional year beyond September 11, 2014 on the same terms and conditions. On May 23, 2013, we sent Quest Diagnostics a notice of default under the Strategic Alliance Agreement relating to a number of material violations, breaches and failures to perform by Quest Diagnostics under the Strategic Alliance Agreement. The Strategic Alliance Agreement states that if a party fails to cure material defaults within 90 days of the date of the notice of default, the other party has the right to terminate the Strategic Alliance Agreement. Quest Diagnostics has disputed the effectiveness of our notice of default.

In March 2013, we appointed Thomas H. McLain as President and Chief Executive Officer. Mr. McLain most recently served as Chief Executive Officer and Chief Financial Officer of Claro Scientific, LLC, an early-stage diagnostic company. Before Claro, from 1998 to 2007 he held various senior management positions at Nabi Biopharmaceuticals (now Biota Pharmaceuticals, Inc.), a biotechnology company addressing immune system conditions. Prior to Nabi, Mr. McLain held several senior management positions of increasing responsibility over 10 years at Bausch & Lomb Incorporated, a global eye care company. Mr. McLain also previously served Eastman Chemical Company as a member of its board of directors, the audit and finance committees, and as chairman of the health, safety, environment and security committee. Mr. McLain previously served as a member of the board of the biotechnology industry association (BIO), as well as several community and business development boards. Earlier in his career, Mr. McLain served as Audit Manager at Ernst & Young, LLP. He holds an MBA in Accounting and Information Systems from the University of Rochester, Simon Graduate School of Business and a BA in economics from the College of the Holy Cross.

Mr. McLain succeeded Bruce Huebner, the company’s interim president and chief executive officer. Mr. Huebner was elected as Chairman of the Board of Directors, also on March 18, 2013.

On May 13, 2013, we completed a private placement pursuant to which existing and new investors purchased 8,000,000 shares of our common stock at a price per share of $1.46. We also issued 12,500,000 warrants at a price per warrant of $0.125 in the private placement. The net proceeds of the private placement were approximately $11,757,000 after deducting expected offering expenses.  The Warrants are exercisable for 12,500,000 shares of common stock at $1.46 per share. On May 10, 2013, the Board of Directors amended the Company’s bylaws, effective immediately, to increase the number of directors of the Company from six to eight persons, creating two new director positions.   Both new director positions will be Class III directors.  The increase was required under the Shareholders Agreement between the Company and the investors named therein dated May 13, 2013 in conjunction with the recently announced private placement of common stock and warrants.

Critical Accounting Policies and Significant Estimates

We have made no significant changes in our critical accounting policies and significant estimates from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the SEC on March 1, 2013.

Results of Operations - Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

The selected summary financial and operating data of Vermillion for the three months ended June 30, 2013 and 2012 were as follows:

	Three Months Ended June 30,		Increase (Decrease)
(dollars in thousands)	2013	2012	Amount	%
Revenue:
Product	$210	$208	$2	1
License	113	113	—	—
Total revenue	323	321	2	1
Cost of revenue:
Product	34	28	6	21
Total cost of revenue	34	28	6	21
Gross profit	289	293	(4)	(1)
Operating expenses:
Research and development	554	1,002	(448)	(45)
Sales and marketing	920	1,122	(202)	(18)
General and administrative	934	1,840	(906)	(49)
Total operating expenses	2,408	3,964	(1,556)	(39)
Loss from operations	(2,119)	(3,671)	1,552	(42)
Interest income	6	8	(2)	(25)
Interest expense	—	(66)	66	—
Gain on sale of instrument business	—	1,780	(1,780)	—
Other expense, net	(4)	(25)	21	(84)
Loss before income taxes	(2,117)	(1,974)	(143)	7
Income tax benefit (expense)	—	—	—	—
Net loss	$(2,117)	$(1,974)	$(143)	7

Product Revenue.  Product revenue was $210,000 for the three months ended June 30, 2013 compared to $208,000 for the same period in 2012.  We recognized product revenue for the three months ended June 30, 2013 for the sale of OVA1 through Quest Diagnostics. Quest Diagnostics performed approximately 4,184 OVA1 tests during the three months ended June 30, 2013 compared to approximately 4,150 tests for the same period in 2012. Product revenue increased for the three months ended June 30, 2013 compared to the same period in 2012 due to the increased volume of tests. Product revenue for the three months ended June 30, 2013 was substantially derived from domestic sales of OVA1.

Research and Development Expenses.  Research and development expenses represent costs incurred to develop our technology and carry out clinical studies, and include personnel-related expenses, regulatory costs, reagents and supplies used in research and development laboratory work, infrastructure expenses, contract services and other outside costs.  Research and development expenses also include costs related to activities performed under contracts with our collaborators and strategic partners. Research and development expenses for the three months ended June 30, 2013 decreased $448,000, or 45% compared to the same period in 2012. This decrease was due primarily to expenses for the start-up costs of our post-marketing study in 2012 that was not repeated in 2013. We expect research and development expense to increase in future periods as we continue to invest in our product pipeline and progress our migration to a new testing platform and continue our FDA-required post-marketing study to verify the performance characteristics of OVA1 in routine clinical use.

Sales and Marketing Expenses.  Our sales and marketing expenses consist primarily of personnel-related expenses, education and promotional expenses, and infrastructure expenses.  These expenses include the costs of educating physicians, laboratory personnel and other healthcare professionals regarding OVA1. Sales and marketing expenses also include the costs of sponsoring continuing medical education, medical meeting participation, and dissemination of scientific and health economic publications. Sales and marketing expenses decreased $202,000, or 18%, for the three months ended June 30, 2013 compared to the same period in 2012. The change was due primarily to a decrease in advertising and trade show costs, as well as a decrease in personnel and personnel-related costs due to lower headcount.

General and Administrative Expenses.  General and administrative expenses consist primarily of personnel-related expenses, professional fees and other costs, including legal, finance and accounting expenses and other infrastructure expenses. General and administrative expenses decreased by $906,000, or 49%, for the three months ended June 30, 2013 compared to the same period in 2012. The change was due to a decrease in legal fees as costs incurred in the prior year for the Goggin/Bessenyei litigation and proxy contest were not repeated in 2013. In addition, personnel expenses decreased due primarily toseverance compensation in the 2012that was not repeated in 2013. Finally, stock compensation expense decreased as there is currently no stock based compensation expense being recognized for stock options which are subject to approval by our stockholders of an increase in the number of shares authorized under our 2010 Stock Incentive Plan.

Interest Expense.  Interest expense decreased to $0 due to the payoff of the Quest Diagnostics loan in October 2012.

Results of Operations - Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

The selected summary financial and operating data of Vermillion for the six months ended June 30, 2013 and 2012 were as follows:

	Six Months Ended June 30,		Increase (Decrease)
(dollars in thousands)	2013	2012	Amount	%
Revenue:
Product	$424	$406	$18	4
License	227	227	—	—
Total revenue	651	633	18	3
Cost of revenue:
Product	71	66	5	8
Total cost of revenue	71	66	5	8
Gross profit	580	567	13	2
Operating expenses:
Research and development	1,038	1,454	(416)	(29)
Sales and marketing	1,992	2,640	(648)	(25)
General and administrative	2,271	2,308	(37)	(2)
Total operating expenses	5,301	6,402	(1,101)	(17)
Loss from operations	(4,721)	(5,835)	1,114	(19)
Interest income	8	16	(8)	(50)
Interest expense	—	(131)	131	—
Gain on sale of instrument business	—	1,780	(1,780)	—
Gain on litigation settlement, net	—	379	(379)	—
Reorganization items	—	88	(88)	—
Other income (expense), net	25	(47)	72	(153)
Loss before income taxes	(4,688)	(3,750)	(938)	25
Income tax benefit (expense)	—	—	—	—
Net loss	$(4,688)	$(3,750)	$(938)	25

Product Revenue.  Product revenue was $424,000 for the six months ended June 30, 2013 compared to $406,000 for the same period in 2012.  We recognized product revenue for the six months ended June 30, 2013 for the sale of OVA1 through Quest Diagnostics. Quest Diagnostics performed approximately 8,458 OVA1 tests during the six months ended June 30, 2013 compared to approximately 8,102 tests for the same period in 2012. Product revenue increased for the six months ended June 30, 2013 compared to the same period in 2012 due to the increased volume of tests. Product revenue for the six months ended June 30, 2013 was substantially derived from domestic sales of OVA1.

Research and Development Expenses.  Research and development expenses represent costs incurred to develop our technology and carry out clinical studies, and include personnel-related expenses, regulatory costs, reagents and supplies used in research and development laboratory work, infrastructure expenses, including allocated facility occupancy and information technology costs, contract services and other outside costs.  Research and development expenses also include costs related to activities performed under contracts with our collaborators and strategic partners. Research and development expenses decreased by $416,000, or 29%, for the six months ended June 30, 2013 compared to the same period in 2012. This decrease was due primarily to expenses for the start-up costs of our post-marketing study in 2012 that were not repeated in 2013.

Sales and Marketing Expenses.  Our sales and marketing expenses consist primarily of personnel-related expenses, education and promotional expenses, and infrastructure expenses, including allocated facility occupancy and information technology costs.  These expenses include the costs of educating physicians, laboratory personnel and other healthcare professionals regarding OVA1. Sales and marketing expenses also include the costs of sponsoring continuing medical education, medical meeting participation and dissemination of scientific and health economic publications. Sales and marketing expenses decreased by $648,000, or 25%, for the six months ended June 30, 2013 compared to the same period in 2012. The change was due primarily to certain consulting expenses in 2012 that was not repeated in 2013 as well as a decrease in personnel and personnel-related costs due to lower headcount. In addition, advertising and trade show costs decreased due to lower advertising and trade show activity.

Interest expense.    Interest expense decreased to $0 due to the payoff of the Quest Diagnostics loan in October 2012.

Liquidity and Capital Resources

We plan to continue to expend resources in the selling and marketing of OVA1 and developing additional diagnostic tests.

We have incurred significant net losses and negative cash flows from operations since inception. At June 30, 2013, we had an accumulated deficit of $328,133,000 and stockholders’ equity of $12,499,000. As of June 30, 2013, we had $16,392,000 of cash and cash equivalents and $3,849,000 of current liabilities.

 On May 13, 2013, we completed a private placement of 8,000,000 shares of our common stock for estimated net proceeds of approximately $11,757,000. We issued 12,500,000 warrants in connection with this private placement. If these warrants are exercised, we would realize an additional $18,250,000 of net proceeds.

We expect revenue relating to OVA1 to be our only material, recurring source of cash for the remainder of 2013.  Our ability to continue to meet our business objectives in the future is dependent upon, among other things, raising additional capital or generating sufficient revenue in excess of costs. Given these conditions, there is substantial doubt about the Company’s ability to continue as a going concern. The interim consolidated financial statements have been prepared on a going concern basis and do not include any adjustments that might result from these uncertainties.

We may also seek to raise additional capital in the future through a variety of sources, which may include the public equity market, private equity financing, collaborative arrangements, licensing arrangements, and/or public or private debt.

Any additional equity financing may be dilutive to stockholders and debt financing, if available, may involve restrictive covenants. If we obtain additional funds through arrangements with collaborators or strategic partners, we may be required to relinquish our rights to certain technologies or products that we might otherwise seek to retain. Additional funding may not be available when needed or on terms acceptable to us. If we are unable to obtain additional capital, we may be required to delay, reduce the scope of or eliminate our sales and marketing and/or research and development activities.

Cash and cash equivalents as of June 30, 2013 and December 31, 2012, were $16,392,000 and $8,007,000, respectively.  Working capital was $12,939,000 and $5,295,000 at June 30, 2013 and December 31, 2012, respectively.

Net cash used in operating activities was $3,897,000 for the six months ended June 30, 2013, resulting primarily from $4,688,000 net loss incurred as adjusted for non-cash license revenues of $227,000, partially offset by $228,000 of stock-based compensation expense. Net cash used in operating activities also included $741,000 of cash provided by changes in operating assets and liabilities mainly driven by the $466,000 increase in deferred revenue and the $186,000 increase of accounts payable, accrued liabilities and other liabilities.

There was no net cash used in investing activities for the six months ended June 30, 2013.

Net cash provided by financing activities for the six months ended June 30, 2013 was $12,281,000 which resulted from the $11,757,000 net proceeds from our May 2013 private placement offering as well as $524,000 from proceeds from issuance of common stock from exercise of stock options.

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

We have significant net operating loss (“NOL”) credit carryforwards as of June 30, 2013 for which a full valuation allowance has been provided due to our history of operating losses. Our ability to use our net NOL credit carryforwards may be restricted due to ownership change limitations occurring in the past or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended, as well as similar state provisions. These ownership changes may also limit the amount of NOL credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively.

Off-Balance Sheet Arrangements

As of June 30, 2013, we had no off-balance sheet arrangements that are reasonably likely to have a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Per Item 305(e) of Regulation S-K, information is not required.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures.

Our senior management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15e and 15d-15e under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Management, including our Chief Executive Officer and Vice President, Finance and Chief Accounting Officer, performed an evaluation of our disclosure controls and procedures as defined under the Exchange Act as of June 30, 2013. Based on this evaluation, our Chief Executive Officer and Vice President, Finance and Chief Accounting Officer have concluded that as of June 30, 2013, our disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15(d)-15(e) under the Exchange Act, were effective.

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

Robert Goggin and György Bessenyei Litigation

On May 25, 2012, György B. Bessenyei and Robert S. Goggin, III, both stockholders of Vermillion and Mr. Goggin a Director of Vermillion as of March 21, 2013, filed a verified complaint in the Delaware Court of Chancery (the “Court”) against Vermillion, each current member of our Board of Directors, and Gail S. Page. The complaint was subsequently amended.  As amended, the complaint alleged that the Board of Directors and Ms. Page had breached their fiduciary duties by amending our bylaws to eliminate a seat on our Board of Directors formerly held by Ms. Page and that the Board of Directors’ actions were intended to prevent Mr. Bessenyei’s and Mr. Goggin’s nominees from both being able to be elected to the Board of Directors, and to entrench the Board of Directors’ current members.

On November 16, 2012, the Court dismissed the lawsuit with prejudice. The plaintiffs filed a notice of appeal of that dismissal order on December 10, 2012, and argument was held on May 22, 2013. On May 24, 2013, the Delaware Supreme Court issued an order affirming the Court’s dismissal of the lawsuit with prejudice. As a result of this order, there is no longer any pending litigation between Vermillion and Mr. Bessenyei or Mr. Goggin.

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

In evaluating an investment in our common stock, investors should consider carefully, among other things, the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2012 and Item 1A our Quarterly Report on Form 10-Q for the three months ended March 31, 2013, as well as the information contained in this Quarterly Report and our other reports and registration statements filed with the SEC. There have been no material changes in the risk factors as previously disclosed under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K with the SEC for the year ended December 31, 2012 and Item 1A our Quarterly Report on Form 10-Q for the three months ended March 31, 2013.

Item 6.   Exhibits

(a)   The following exhibits are filed or incorporated by reference with this report as indicated below:

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

2.1	Findings of Fact, Conclusions of Law and Order Confirming Debtor’s (Vermillion Inc.’s) Second Amended Plan of Reorganization Under Chapter 11 of the Bankruptcy Code dated January 7, 2010	8-K	000-31617	2.1	January 12, 2010
3.1	Fourth Amended and Restated Certificate of Incorporation of Vermillion, Inc. dated January 22, 2010	8-K	000-31617	3.1	January 25, 2010
3.2	Third Amended and Restated Bylaws of Vermillion, Inc., as amended effective May 15, 2012	10-K	001-34810	3.2	March 1, 2013
4.1	Form of Vermillion, Inc.’s (formerly Ciphergen Biosystems, Inc.) Common Stock Certificate	S-1/A	333-32812	4.1	August 24, 2000
4.2	Preferred Shares Rights Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Continental Stock Transfer & Trust Company dated March 20, 2002	8-A	000-31617	4.2	March 21, 2002
4.3	Amendment to Rights Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Wells Fargo Bank, N.A. dated July 22, 2005	8-K	000-31617	4.4	July 28, 2005
4.4	Second Amendment to Rights Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and Wells Fargo Bank, N.A. dated September 30, 2005	8-K	000-31617	4.5	October 4, 2005
4.5	Third Amendment to Rights Agreement between Vermillion, Inc. and Wells Fargo Bank, N.A., dated September 11, 2007	8-K	000-31617	10.1	September 12, 2007
10.1	Employment Agreement between Vermillion, Inc. and Thomas McLain effective March 18, 2013 #	8-K	001-34810	10.1	March 13, 2013
10.2	Consulting Agreement between Vermillion, Inc. and Bruce A. Huebner, dated as of March 18, 2013	8-K	001-34810	10.1	March 20, 2013

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	ü
31.2	Certification of the Chief Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	ü
32.1	Certification of the Chief Executive Officer and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(1)
101.INS	XBRL Instance Document	(1)
101.SCH	XBRL Taxonomy Extension Schema Document	(1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	(1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	(1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	(1)

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

Vermillion, Inc.
Date: August 14, 2013	/s/ Thomas H. McLain
Thomas H. McLain President and Chief Executive Officer (Principal Executive Officer)
Date: August 14, 2013	/s/ Eric J. Schoen
Eric J. Schoen Vice President, Finance and Chief Accounting Officer (Principal Financial Officer)