Form 10-Q
period 2014-03-31
VERMILLION, INC.
filed 2014-05-15
CIK 926617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2014.

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☑ No ☐

As of April 30, 2014, the Registrant had 35,831,776 shares of common stock, par value $0.001 per share, outstanding.

VERMILLION, INC.

FORM 10-Q

Vermillion and OVA1 are registered trademarks of Vermillion, Inc.

PART I - FINANCIAL INFORMATION

Item 1.Financial Statements

Vermillion, Inc.

Consolidated Balance Sheets

(Amounts in Thousands, Except Share and Par Value Amounts)

(Unaudited)

	March 31,	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$25,991	$29,504
Accounts receivable	169	373
Prepaid expenses and other current assets	728	372
Total current assets	26,888	30,249
Property and equipment, net	384	391
Total assets	$27,272	$30,640
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$620	$541
Accrued liabilities	1,523	1,283
Short-term debt	1,106	1,106
Deferred revenue	897	628
Total current liabilities	4,146	3,558
Deferred revenue	202	316
Total liabilities	4,348	3,874
Commitments and contingencies (Note 3)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and
outstanding at March 31, 2014 and December 31, 2013, respectively	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized at March 31, 2014 and December 31, 2013; 35,831,776 and 35,825,673 shares issued and outstanding
at March 31, 2014 and December 31, 2013, respectively	36	36
Additional paid-in capital	359,139	358,994
Accumulated deficit	(336,251)	(332,264)
Total stockholders’ equity	22,924	26,766
Total liabilities and stockholders’ equity	$27,272	$30,640

See accompanying notes to the consolidated financial statements.

Vermillion, Inc.

Consolidated Statements of Operations

(Amounts in Thousands, Except Share and Per Share Amounts)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Revenue:
Product	$191	$214
License	114	114
Total revenue	305	328
Cost of revenue:
Product	55	37
Gross profit	250	291
Operating expenses:
Research and development(1)	1,153	484
Sales and marketing(2)	2,104	1,072
General and administrative(3)	988	1,337
Total operating expenses	4,245	2,893
Loss from operations	(3,995)	(2,602)
Interest income	14	2
Other income (expense), net	(6)	29
Loss before income taxes	(3,987)	(2,571)
Income tax benefit (expense)	—	—
Net loss	$(3,987)	$(2,571)
Net loss per share - basic and diluted	$(0.11)	$(0.17)
Weighted average common shares used to compute basic and diluted net loss per common share	35,827,886	15,201,616
Non-cash stock-based compensation expense included in operating expenses:
(1) Research and development	$40	$20
(2) Sales and marketing	25	54
(3) General and administrative	69	107

See accompanying notes to the consolidated financial statements.

Vermillion, Inc.

Consolidated Statements of Cash Flows

(Amounts in Thousands)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(3,987)	$(2,571)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash license revenue	(114)	(114)
Depreciation and amortization	27	21
Stock-based compensation expense	123	176
Warrants issued for services	11	5
Changes in operating assets and liabilities:
Accounts receivable	204	(47)
Prepaid expenses and other assets	(356)	(19)
Accounts payable, accrued liabilities and other liabilities	318	159
Deferred revenue	269	217
Net cash used in operating activities	(3,505)	(2,173)
Cash flows from investing activities:
Purchase of property and equipment	(19)	—
Net cash used in investing activities	(19)	—
Cash flows from financing activities:
Proceeds from issuance of common stock from exercise of stock options	11	—
Net cash provided by financing activities	11	—
Net decrease in cash and cash equivalents	(3,513)	(2,173)
Cash and cash equivalents, beginning of period	29,504	8,007
Cash and cash equivalents, end of period	$25,991	$5,834
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$—	$—

See accompanying notes to the consolidated financial statements.

Vermillion, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1.   ORGANIZATION, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

Organization

Vermillion, Inc. (“Vermillion”), develops and commercializes diagnostic tests in the fields of gynecologic oncology and women’s health. In March 2010, the Company commercially launched the OVA1® ovarian tumor triage test (“OVA1”). The Company distributes OVA1 through Quest Diagnostics Incorporated (“Quest Diagnostics”), a related party (see Note 2). In April 2014, the Company announced the formation of a clinical laboratory, ASPiRA LABS, Inc., a wholly owned subsidiary of Vermillion.  The terms “Vermillion,” “the Company,” “we,” “us,” and “our” refer to Vermillion and its wholly-owned subsidiaries as a whole, unless the context otherwise requires.

Liquidity

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

The unaudited consolidated financial statements and related disclosures have been prepared with the presumption that users of the interim unaudited consolidated financial statements have read or have access to the audited consolidated financial statements for the preceding fiscal year. The consolidated balance sheet at December 31, 2013 included in this report has been derived from the audited consolidated financial statements at that date but does not include all the information and footnotes required by GAAP. Accordingly, these unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2013, included in Vermillion’s Annual Report on Form 10-K which was filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2014.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimated results.

Significant Accounting and Reporting Policies

The Company has made no significant changes in its critical accounting policies and estimates from those disclosed in Vermillion’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

2.   STRATEGIC ALLIANCE AND SECURED LINE OF CREDIT WITH QUEST DIAGNOSTICS INCORPORATED

Quest Diagnostics is a holder of the Company’s common stock.  In July 2005, the Company entered into a Strategic Alliance Agreement (as amended, the “Strategic Alliance Agreement”) with Quest Diagnostics to develop and commercialize up to three diagnostic tests from the Company’s product pipeline.  In connection with the Strategic Alliance Agreement, the Company entered into a credit agreement with Quest Diagnostics, pursuant to which Quest Diagnostics provided the Company with a $10,000,000 secured line of credit to be used to pay for certain costs and expenses related to activities under the Strategic Alliance Agreement.  This line of credit was collateralized by certain intellectual property assets of the Company. Pursuant to the Strategic Alliance Agreement, Quest Diagnostics selected two diagnostic tests to be commercialized, a peripheral arterial disease diagnostic test (differentiated from the Company’s existing program) and OVA1. The credit agreement provided for the forgiveness of portions of the amounts borrowed under the secured line of credit upon the achievement of certain milestones related to the development, regulatory approval and commercialization of certain diagnostic tests. If not otherwise forgiven, the $10,000,000 principal amount outstanding under this secured line of credit became due and payable in October 2012.    Through March 31, 2014, a total of $3,000,000 has been acknowledged as forgiven by Quest Diagnostics based upon milestone achievement.

The Company believes that, in September 2009, when the United States Food and Drug Administration (the “FDA”) cleared the Company’s application for a licensed laboratory test of OVA1 to be commercialized, the Company achieved a milestone under the credit agreement, resulting in a $1,000,000 reduction of the outstanding principal amount borrowed under the credit agreement.  However, Quest Diagnostics has disputed whether this milestone has been achieved.

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

In October 2012, the Company paid Quest Diagnostics approximately $5,894,000 of principal which the Company believes represented payment in full of all then outstanding principal under the secured line of credit. However, the Company continues to show the amount of the liability as $1,106,000 as of March 31, 2014 because Quest Diagnostics has disputed that the $1,000,000 milestone was met and the $106,000 principal curtailment was made.

Unrelated to the debt dispute described above, in May 2013, the Company sent Quest Diagnostics a notice of default under the Strategic Alliance Agreement relating to a number of its material violations, breaches and failures to perform under the Strategic Alliance Agreement. The Strategic Alliance Agreement states that if a party fails to cure material defaults within 90 days of the date of the notice of default, the other party has the right to terminate the Strategic Alliance Agreement.  Quest Diagnostics has disputed the effectiveness of the notice of default from the Company. In August 2013, the Company sent Quest Diagnostics a notice of termination. Notwithstanding the termination, the Company agreed that Quest Diagnostics can continue to make OVA1 available to healthcare providers on the same financial terms following the termination while negotiating in good faith towards an alternative business structure. Prior to the termination, Quest Diagnostics had the non-exclusive right to commercialize OVA1 on a worldwide basis, with exclusive commercialization rights in the clinical reference laboratory marketplace in the United States, India, Mexico, and the United Kingdom through September 11, 2014, with the right to extend the exclusivity period for one additional year. Quest Diagnostics has disputed the effectiveness of the Company’s notice of termination.

3.   COMMITMENT AND CONTINGENCIES

The Company leases a facility located in Austin, Texas with an annual base rent of $83,000 and annual estimated common area charges, taxes and insurance of $39,000. This lease expires on May 31, 2016.

4.   STOCKHOLDERS’ EQUITY

Stock Option Exercises

During the three months ended March 31, 2014,  options to purchase 6,103 shares of Vermillion common stock were exercised for total proceeds to the Company of $11,000.

2010 Stock Incentive Plan

The Company’s employees, directors, and consultants are eligible to receive awards under the Amended and Restated Vermillion, Inc. 2010 Stock Incentive Plan (the “2010 Plan”). The 2010 Plan permits the granting of a variety of awards, including stock options, share appreciation rights, restricted shares, restricted share units, unrestricted shares, deferred share units, performance and cash-settled awards, and dividend equivalent rights. The 2010 Plan provides for issuance of up to 3,622,983 shares of common stock, par value $0.001 per share under the 2010 Plan, subject to adjustment as provided in the 2010 Plan.

Employee Stock-Based Compensation

During the three months ended March 31, 2014, the Company awarded 152,000 shares of restricted stock from the 2010 Plan having a fair value of approximately $470,000 to Vermillion’s Board of Directors as payment for services in 2014.  The restricted stock vest 50% on June 1, 2014 and 25% on each of September 1, 2014 and December 1, 2014.  Additionally, the Company granted 151,500 stock options with an exercise price of $2.88 per share to Vermillion’s Chairman of the Board of Directors.  The stock options vest over a four year period with 25% of the stock options vesting on December 12, 2014 and the balance in 36 equal monthly installments thereafter.  The Company also granted approximately 422,000 stock options with an exercise price of $3.09 per share to certain Vermillion officers and employees.  These stock options vest in 48 equal monthly installments from the date of the grant.

On April 23, 2014, the Company awarded 800,000 stock options to Vermillion’s President, Chief Executive Officer and Chairman of the Board of Directors with an exercise price of $2.90 per share.  The stock options vest in 48 equal monthly installments from the date of the grant.

The allocation of employee stock-based compensation expense by functional area for the three months ended March 31, 2014 and 2013 was as follows:

	Three Months Ended March 31,
(in thousands)	2014	2013
Research and development	$40	$18
Sales and marketing	25	54
General and administrative	58	101
Total	$123	$173

5.   LOSS PER SHARE

The Company calculates basic loss per share using the weighted average number of common shares outstanding during the period. Because the Company is in a net loss position, diluted loss per share is calculated using the weighted average number of common shares outstanding and excludes the effects of 2,616,490 and 1,124,583 potential common shares as of March 31, 2014 and 2013, respectively, that are antidilutive. Potential common shares include incremental shares of common stock issuable upon the exercise of outstanding warrants, stock options, and restricted stock awards.

6.   RELATED PARTY TRANSACTIONS

Quest Diagnostics

Quest Diagnostics is a stockholder and was the holder of the Company’s secured line of credit (see Note 2). Accounts receivable from Quest Diagnostics under the Strategic Alliance Agreement totaled $169,000 and $373,000 at March 31, 2014 and December 31, 2013, respectively.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks and uncertainties.  Words such as “may,” “expects,” “intends,” “anticipates,” “believes,” “estimates,” “plans,” “seeks,” “could,” “should,” “continue,” “will,” “potential,” “projects” and similar expressions are intended to identify such forward-looking statements.  Readers are cautioned that these forward-looking statements speak only as of the date on which this report is filed with the SEC, and the Company does not assume any obligation to update, amend or clarify them to reflect events, new information or circumstances after such date.   Forward-looking statements are subject to risks, uncertainties and assumptions that are difficult to predict.  Examples of language found in forward-looking statements include the following:

•	projections of our future revenue, results of operations and financial condition;
•

intentions to address clinical questions related to early disease detection, treatment response, monitoring of disease progression, prognosis and other issues in the fields of oncology and women’s health;

•	anticipated efficacy of our products, product development activities and product innovations;
•	our expected ability to consolidate the five OVA1 immunoassays on a single mainstream integrated diagnostic automation platform;
•	expected competition and consolidation in the markets in which we compete;
•	plans with respect to ASPiRA LABS, Inc. (“ASPiRA LABS”);
•	expectations regarding existing and future collaborations and partnerships;
•	our belief that particular biomarker discoveries may have diagnostic and/or therapeutic utility;
•	achieving milestones in product development, future regulatory or scientific submissions and presentations;
•	our continued ability to comply with applicable government regulations;
•	our continued ability to expand and protect our intellectual property portfolio;
•	anticipated future losses;
•	expected levels of expenditures;
•	expected market adoption of our diagnostic tests, including OVA1;
•	anticipated results of clinical trials, post-market studies required by FDA, and publications on OVA1;
•	the amount of financing anticipated to be required to fund our planned operations;
•

our prospects for obtaining support of medical or professional societies (e.g., Society for Gynecologic Oncology (“SGO”), National Comprehensive Cancer Network (“NCCN”) and  American Congress of Obstetricians and Gynecologists (“ACOG”)) through “guidelines”, “position statements” and the like;

•	the financial or market share projections which could result from positive guidelines or position statements; and
•	our expected reimbursement for our products, and our expected ability to obtain such reimbursement, from third party payers such as private insurance companies and government insurance plans.

Forward-looking statements are subject to significant risks and uncertainties, including those discussed in Part II, Item 1A “Risk Factors” of this report on Form 10-Q and those discussed in Part I, Item 1A “Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2013, that could cause actual results to differ materially from those projected in such forward-looking statements due to various factors, including increase the volume of OVA1 sales; our ability to market our test through sales channels other than Quest Diagnostics; uncertainty in how we recognize future revenue following termination of the Quest Diagnostics Strategic Alliance Agreement; failures by third party payers to reimburse OVA1 or changes or variances in reimbursement rates; our ability to secure additional capital on acceptable terms to execute our business plan; our ability to commercialize OVA1 outside the United States; our ability to develop and commercialize additional diagnostic products and achieve market acceptance with respect to these products; our ability to compete successfully; our ability to obtain any regulatory approval for our future diagnostic products; our suppliers’ ability to comply with FDA requirements for production, marketing and post market monitoring of our products; our ability to maintain sufficient or acceptable supplies of immunoassay kits from our suppliers; our ability to continue to develop, protect and promote our proprietary technologies; future litigation against us, including infringement of intellectual property and product liability exposure; our ability to retain key employees; business interruptions; legislative actions resulting in higher compliance costs; changes in healthcare policy; our ability to comply with environmental laws; uncertainty regarding our ability to generate sufficient demand for ASPiRA LABS’ services to cover the laboratory’s operating costs; uncertainty regarding our ability to comply with laws and regulations (including the additional laws and regulations that apply to us in connection with the operation of ASPiRA LABS) and the potential consequences of any failure to comply with such laws and regulations; the potentially low liquidity and trading volume of our common stock and concentration in the ownership of our common stock; volatility in the price of our common stock; the existence of anti-takeover provisions in our corporate governance documents; actions of activist stockholders; that we do not intend to pay dividends, so our stockholders will benefit from an investment in our capital stock only if it appreciates in value and potential dilution caused by future sale of our common stock or other securities to meet our capital requirements. We believe it is important to communicate our expectations to our investors. However, there may be events in the future that we are not able to accurately predict or that we do not fully control that could cause actual results to differ materially from those expressed or implied in our forward-looking statements.

Overview

Our vision is to drive the advancement of women’s health by providing innovative methods to detect, monitor and manage the treatment of gynecologic cancers and other related diseases.

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

On April 29, 2014, Vermillion announced the launch of ASPiRA LABS, which will specialize in applying biomarker-based technologies to address critical needs in the management of gynecologic cancers. ASPiRA LABS will provide expert diagnostic processing and results using a state-of-the-art biomarker-based diagnostic algorithm to inform clinical decision making and advance personalized treatment plans. In addition, ASPiRA LABS, a national lab based in Austin, Texas, will serve as an educational and resource hub for healthcare professionals and women facing surgery for ovarian masses that are potentially cancer and related gynecologic conditions. Initially, the lab will process diagnostic tests and clinical decision aids for women’s health in ovarian cancer, and then will expand to other gynecologic conditions with high unmet need.

We are focused on the execution of four core strategic business drivers in ovarian cancer diagnostics to build long-term value for our investors:

•

Maximizing the existing OVA1 opportunity in the United States (“US”) by changing our business relationship with Quest Diagnostics and taking the leadership role in expanding commercialization, payer coverage and medical guidelines. This includes the launch of a clinical laboratory, ASPiRA LABS, a wholly owned subsidiary of Vermillion, announced in April 2014;

•	Expanding our customer base to non-US markets by migrating OVA1 to a global testing platform;

•	Building an expanded patient base by seeking FDA approval and launching a next generation multi-marker ovarian cancer test to monitor patients at risk for ovarian cancer; and

•	Expanding our product offerings by adding additional gynecological tests such as longitudinal CA 125II testing.

We believe that these business drivers will contribute significantly to addressing unmet medical needs for women faced with ovarian cancer and the continued development of our business.

Our lead product, OVA1, was cleared by the FDA in September 2009. OVA1 addresses a clear clinical need, namely the pre-surgical identification of women who are at high risk of having a malignant ovarian tumor. Numerous studies have documented the benefit of referral of these women to gynecologic oncologists for their initial surgery. Prior to the clearance of OVA1, no blood test had been cleared by the FDA for physicians to use in the pre-surgical management of ovarian adnexal masses. OVA1 is a qualitative serum test that utilizes five well-established biomarkers and proprietary FDA-cleared software to determine the likelihood of malignancy in women over age 18, with a pelvic mass for whom surgery is planned. OVA1 was developed through large pre-clinical studies in collaboration with numerous academic medical centers encompassing over 2,500 clinical samples. OVA1 was fully validated in a prospective multi-center clinical trial encompassing 27 sites reflective of the diverse nature of the clinical centers at which ovarian adnexal masses are evaluated. In 2012, we completed a second pivotal clinical study of OVA1 called the “OVA500 study” and led by Dr. Robert E. Bristow, Director of Gynecologic Oncology Services with University of California Irvine Healthcare. The study evaluated OVA1 diagnostic performance in a population of 494 evaluable patients who underwent surgery for an adnexal mass after enrollment by a non-gynecologic oncologist. In February 2013, the OVA500 study was published in the peer-reviewed journal Gynecologic Oncology, which enjoys the highest impact factor rating of any journal worldwide focused on gynecologic oncology. Since many professional medical societies stress the importance of multiple independent clinical trials as so-called “evidence levels”, we also believe that the OVA500 study contributes to a higher evidence level relative to OVA1’s utility in the medical management of adnexal masses.

In addition to these pivotal studies, three follow-on studies have been published bringing the number of full research articles on OVA1 clinical performance to a total of five peer-reviewed publications. Together, we believe these data provide strong clinical evidence that OVA1 improves the pre-surgical detection of ovarian cancer, across all stages or subtypes, in patients undergoing surgery for a suspicious ovarian mass.

The American Medical Association (AMA) Current Procedural Terminology (CPT®) Panel approved a Category I CPT code (81503) for OVA1, which became effective in January 2013.

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

[1] Bristow RE, Smith A, Zhang Z, Chan DW, Crutcher G, Fung ET, et al. Ovarian malignancy risk stratification of the adnexal mass using a multivariate index assay. Gynecol Oncol 2013;128: 252–259

[2] Ueland FR, Desimone CP, Seamon LG, Miller RA, Goodrich S, Podzielinski I, et al. Effectiveness of a multivariate index assay in the preoperative assessment of ovarian tumors. Obstet Gynecol 2011;117:1289-1297.”

The position statement does two things:

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

We are in the process of identifying intended use(s) and establishing a regulatory or commercial pathway for a potential next-generation OVA product utilizing this or another new panel. Any actual product development will likely differ significantly depending on a number of technical and commercial factors.

A study released on March 20, 2014 as an online advance publication in The American Journal of Obstetrics & Gynecology, examined the relationship between two imaging methods, ultrasound and computed tomography, and the OVA1 test result in assessing the risk of ovarian cancer among patients planning surgery for an ovarian mass.  Using data obtained from 1,100 ovarian mass surgery patients in two previous pivotal trials of OVA1’s clinical performance, conducted in 2007 and 2012, the study found that adding OVA1 reduced the number of ovarian cancers missed with imaging alone by 85-90%. Specifically, ultrasound alone missed 23.3% of ovarian cancers that were presented  but when OVA1 was added this decreased to 2.9%. When CT was used alone, 20.2% of ovarian cancers were missed but this rate fell to 2.9% when OVA1 was added.  Additionally, the study found that the combination of ultrasound and OVA1 detected 95% of ovarian cancers in a subgroup of early-stage patients.

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

Novitas Solutions (formerly Highmark Medicare Services), a Medicare contractor, covers and reimburses for OVA1. In December 2013, the Centers for Medicare and Medicaid Services (“CMS”) made its final determination and authorized Medicare contractors to set prices for Multianalyte Assays with Algorithmic Analyses (“MAAA”) test Current Procedural Terminology (“CPT”®) codes when they determine it is payable. CMS also validated that an algorithm has unique value by specifying that the gap-fill process and not cross-walk should be used by contractors to price MAAA tests.  We expect OVA1 to be priced using the gap-fill method. We will be engaged in that process in 2014 for pricing effective January 1, 2015. This decision also sets a precedent for recognizing the value of biomarker developed tests to clinical decision-making and healthcare efficiencies.

Independent BlueCross BlueShield plans representing approximately 8.0 million lives provide coverage for OVA1. In total, including Medicare and other private payers, approximately 55.9 million patients have access and coverage for OVA1.

Under the terms of our Strategic Alliance Agreement with Quest Diagnostics, which we terminated in August 2013, Quest Diagnostics was required to pay us a fixed payment of $50 per OVA1 test performed, as well as 33% of its “gross margin” from revenue from performing OVA1 tests domestically, as that term is defined in the Strategic Alliance Agreement.  Prior to the termination of the agreement,  Quest Diagnostics had the right to be the exclusive clinical reference laboratory marketplace provider of OVA1 tests in its exclusive territory, which includes the US, Mexico, the United Kingdom and India through September 11, 2014. Quest Diagnostics had the right to extend its exclusivity period for an additional year on the same terms and conditions. In August 2013, we sent Quest Diagnostics a notice of termination. Notwithstanding the termination, we agreed that Quest can continue to make OVA1 available to healthcare providers on the same financial terms following the termination while negotiating in good faith towards an alternative business structure. Quest Diagnostics has disputed the effectiveness of our notice of termination.

Executive Officer Change

On April 23, 2014, Vermillion’s Board of Directors voted to appoint Vermillion’s Chairman of the Board, James T. LaFrance, as the Company’s President and Chief Executive Officer, effective as of April 23, 2014.  Mr. LaFrance replaced Thomas H. McLain as President and Chief Executive Officer of the Company as Vermillion transitions to a phase where commercial build out and execution is key. Mr. LaFrance has had a highly successful track record that spans 30 years of diagnostic commercial experience, predominantly in sales, marketing and general management.

As a result of this change, Mr. LaFrance will no longer receive compensation for his role as Chairman of the Board.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates as disclosed in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Results of Operations - Three Months Ended March 31, 2014 Compared to Three Months Ended March  31, 2013

The selected summary financial and operating data of Vermillion for the three months ended March  31, 2014 and 2013 were as follows:

	Three Months Ended March 31,		Increase (Decrease)
(dollars in thousands)	2014	2013	Amount	%
Revenue:
Product	$191	$214	$(23)	(11)
License	114	114	—	—
Total revenue	305	328	(23)	(7)
Cost of revenue:
Product	55	37	18	49
Gross profit	250	291	(41)	(14)
Operating expenses:
Research and development	1,153	484	669	138
Sales and marketing	2,104	1,072	1,032	96
General and administrative	988	1,337	(349)	(26)
Total operating expenses	4,245	2,893	1,352	47
Loss from operations	(3,995)	(2,602)	(1,393)	54
Interest income	14	2	12	600
Other income (expense), net	(6)	29	(35)	(121)
Loss before income taxes	(3,987)	(2,571)	(1,416)	55
Income tax benefit (expense)	—	—	—	—
Net loss	$(3,987)	$(2,571)	$(1,416)	55

Product Revenue.  Product revenue was $191,000 for the three months ended March 31, 2014 compared to $214,000 for the same period in 2013.  We recognized product revenue for the sale of OVA1 only through Quest Diagnostics at the $50 fixed fee per test during both periods.  The number of OVA1 tests performed by Quest Diagnostics decreased 11% to approximately 3,817 OVA1 tests during the three months ended March 31, 2014 compared to approximately 4,274 OVA1 tests for the same period in 2013. Product revenue decreased for the three months ended March 31, 2014 compared to the same period in 2013 due to a  reorganization of sales resources prior to the launch of ASPiRA LABS during the first quarter of 2014 in addition to having several open sales representative positions in key territories in the 2014 period.    However, we expect the launch of ASPiRA LABS to increase product revenue in the second half of 2014 as supported by an expanded sales team.

Cost of Revenue.  Cost of product revenue was not significant for the three months ended March 31, 2014 or 2013. However, with the launch of ASPiRA LABS, we expect cost of revenue to increase significantly in future periods due to ongoing costs of operating ASPiRA LABS and performing the OVA1 test.

Research and Development Expenses.  Research and development expenses represent costs incurred to develop our technology and carry out clinical studies, and include personnel-related expenses, regulatory costs, reagents and supplies used in research and development laboratory work, infrastructure expenses, contract services and other outside costs.  Research and development expenses also include costs related to activities performed under contracts with our collaborators and strategic partners. Research and development expenses for the three months ended March 31, 2014 increased $669,000, or 138% compared to the same period in 2013. This increase was primarily due to increased efforts in the first quarter of 2014 associated with our collaboration with Johns Hopkins University School of Medicine advancing our platform migration and next-generation diagnostic test.  In addition, we increased research and development headcount compared to the same period in 2013. We expect research and development expense to increase in future periods as we continue to invest in our product pipeline, progress our migration to a new testing platform and continue our FDA-required post-marketing study to verify the performance characteristics of OVA1 in routine clinical use.

Sales and Marketing Expenses.  Our sales and marketing expenses consist primarily of personnel-related expenses, education and promotional expenses, and infrastructure expenses.  These expenses include the costs of educating physicians, laboratory personnel and other healthcare professionals regarding OVA1. Sales and marketing expenses also include the costs of sponsoring continuing medical education, medical meeting participation, and dissemination of scientific and health economic publications. Sales and marketing expenses increased $1,032,000, or 96%, for the three months ended March 31, 2014 compared to the same period in 2013. The increase was due primarily to expenses incurred in the establishment of ASPiRA LABS as well as increases in medical meeting and education activity and increased personnel and personnel-related costs in 2014 compared to the same period in 2013. We expect sales and marketing expenses to increase in future periods as we have recently added personnel and expect to increase our sales and marketing activities in the future.

General and Administrative Expenses.  General and administrative expenses consist primarily of personnel-related expenses, professional fees and other costs, including legal, finance and accounting expenses and other infrastructure expenses. General and administrative expenses decreased by $349,000, or 26%, for the three months ended March 31, 2014 compared to the same period in 2013. The change was due to a decrease in legal fees as costs incurred in the prior year for litigation and a  proxy contest were not repeated in 2014.   This decrease was partially offset by costs incurred for the establishment of ASPiRA LABS which was launched in April 2014.

We expect general and administrative expenses to increase in future periods due to an expected one-time cost of severance for our former President and Chief Executive Officer during the three months ending June 30, 2014 and the ongoing costs of outsourced billing services for ASPiRA LABS thereafter.

Liquidity and Capital Resources

We plan to continue to expend resources in the selling and marketing of OVA1 and developing additional diagnostic tests.

We have incurred significant net losses and negative cash flows from operations since inception. At March 31, 2014, we had an accumulated deficit of $336,251,000 and stockholders’ equity of $22,924,000. As of March 31, 2014, we had $25,991,000 of cash and cash equivalents and $4,146,000 of current liabilities.

There can be no assurance that the Company will achieve or sustain profitability or positive cash flow from operations.  However, the Company believes that the current working capital position will be sufficient to meet its working capital needs for at least the next 12 months. The Company expects cash from OVA1 sales to be its only material, recurring source of cash in 2014.

Cash and cash equivalents as of March 31, 2014 and December 31, 2013, were $25,991,000 and $29,504,000, respectively.  Working capital was $22,742,000 and $26,691,000 at March 31, 2014 and December 31, 2013, respectively.

Net cash used in operating activities was $3,505,000 for the three months ended March 31, 2014 compared to $2,173,000 for the three months ended March 31, 2013.  The increase in net cash used in operating activities resulted primarily from an increase in net loss reported of $3,987,000 for the three months ended March 31, 2014 compared to $2,571,000 for the comparable period in 2013.

Net cash used by investing activities for the three months ended March 31, 2014 was $19,000 related to the purchases of property and equipment.  There was no net cash used in investing activities for the three months ended March 31, 2013.

Net cash provided by financing activities for the three months ended March 31, 2014 was $11,000 which consists of proceeds from stock option exercises.  There was no net cash provided by financing activities for the three months ended March 31, 2013.

Our future liquidity and capital requirements will depend upon many factors, including, among others:

•	resources devoted to sales, marketing and distribution capabilities;
•	the rate of product adoption by physicians and patients;
•	the insurance payer community’s acceptance of and reimbursement for OVA1;
•	our plans to acquire or invest in other products, technologies and businesses; and
•	the market price of our common stock.

We have significant net operating loss (“NOL”) credit carryforwards as of March 31, 2014 for which a full valuation allowance has been provided due to our history of operating losses. Our ability to use our net NOL credit carryforwards may be restricted due to ownership change limitations occurring in the past or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended, as well as similar state provisions. These ownership changes may also limit the amount of NOL credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively.

Off-Balance Sheet Arrangements

As of March 31, 2014, we had no off-balance sheet arrangements that are reasonably likely to have a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Per Item 305(e) of Regulation S-K, information is not required.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures.

Our senior management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Management, including our Chief Executive Officer and Chief Accounting Officer, performed an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2014. Based on this evaluation, our Chief Executive Officer and Chief Accounting Officer have concluded that as of March 31, 2014, our disclosure controls and procedures were effective.

Changes in internal controls over financial reporting.

There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

In the ordinary course of business, we may periodically become subject to legal proceedings and claims arising in connection with ongoing business activities. The results of litigation and claims cannot be predicted with certainty, and unfavorable resolutions are possible and could materially affect our results of operations, cash flows or financial position. In addition, regardless of the outcome, litigation could have an adverse impact on us because of defense costs, diversion of management resources and other factors. While the outcome of these proceedings and claims cannot be predicted with certainty, there are no matters, as of March 31, 2014, that, in the opinion of management, might have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A.	Risk Factors

There have been no material changes to our risk factors from those disclosed under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10 K filed with the SEC for the year ended December 31, 2013 (our “2013 Annual Report”) except as set forth below.  The risks and uncertainties described below and in our 2013 Annual Report are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also materially adversely affect our business, financial condition or results of operations.

Additional Risk Factors

We are adding the following to the “Risks Related to Our Business” contained in our 2013 Annual Report:

The success of ASPiRA LABS depends, in part, on our ability to generate sufficient demand for its services to cover the laboratory’s operating costs, and there is no assurance that we will be able to do so successfully.

The launch of our new clinical laboratory, ASPiRA LABS, involves significant costs to us, including the costs of laboratory equipment and facilities, outside consulting fees for branding and other services and other general and administrative expenses.  We expect to continue to incur significant costs to operate ASPiRA LABS in the future, such as salaries and related expenses for personnel, regulatory compliance costs and ongoing costs of outsourced billing services.  There is no guarantee that we will be able to generate a sufficient volume of patients to access the laboratory and utilize its offerings to cover the fixed and ongoing costs of ASPiRA LABS.

As of the date we filed with the SEC this Quarterly Report on Form 10-Q, we have not derived any revenue from ASPiRA LABS, and there is no guarantee that we will be able to do so.  Our inability to successfully develop sufficient demand for the diagnostic tests processed by the laboratory could delay or prevent ASPiRA LABS from generating revenue, and we may not achieve revenues or profitability from ASPiRA LABS in the foreseeable future, if at all. If we are unable to generate revenues or achieve profitability, we may be unable to continue our ASPiRA LABS operations or we may be unable to expand our offerings at ASPiRA LABS beyond ovarian cancer to other gynecologic conditions with high unmet need as currently intended.

The launch of ASPiRA LABS requires us to comply with numerous laws and regulations, which is expensive and time-consuming and could adversely affect our business, financial condition and results of operations, and any failure to comply could result in exposure to substantial penalties and other harm to our business.

In April 2014, we launched a clinical laboratory, ASPiRA LABS. Clinical laboratories that perform tests on human subjects in the United States for the purpose of providing information for the diagnosis, prevention or treatment of disease must be certified under the Clinical Laboratory Improvement Amendments of 1988  (“CLIA”) and licensed under applicable state laboratory laws. CLIA regulates the quality of clinical laboratory testing by requiring laboratories to comply with various technical, operational, personnel and quality requirements intended to ensure that the services provided are accurate, reliable and timely. State laws may require that additional quality standards be met and that detailed review of scientific validations and technical procedures for tests occur.

 We received our temporary CLIA Certificate of Registration effective February 18, 2014 and are in the process of obtaining a full Certificate of Accreditation.  We are also in the process of obtaining state laboratory licensure from certain states. We are subject to periodic surveys and inspections to maintain our CLIA certification, and such certification is also required to obtain payment from Medicare, Medicaid and certain other third party payers.  Failure to comply with CLIA or state law requirements may result in the imposition of corrective action or the denial, suspension or revocation of our CLIA certification or state licenses. If our CLIA certification or state licenses are denied, suspended or revoked or our right to bill the Medicare and Medicaid programs or other third party payers is suspended, we would no longer be able to sell our tests, which would adversely affect our business, financial condition and results of operations.

Our clinical laboratory business is also subject to regulation at both the federal and state level in the United States, as well as regulation in other jurisdictions outside of the United States, including:

• Medicare and Medicaid coverage, coding and payment regulations applicable to clinical laboratories;

• the federal Anti-kickback Law and state anti-kickback prohibitions;

• the federal physician self-referral prohibition, commonly known as the Stark Law, and state self-referral prohibitions;

• the Medicare civil monetary penalty and exclusion requirements;

• the Federal False Claims Act civil and criminal penalties and state equivalents; and

• the Federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”);

Many of these laws and regulations prohibit a laboratory from making payments or furnishing other benefits to influence the referral of tests (by physicians or others) that are billed to Medicare, Medicaid or certain other federal or state healthcare programs. The penalties for violation of these laws and regulations may include monetary fines, criminal and civil penalties and/or suspension or exclusion from participation in Medicare, Medicaid and other federal healthcare programs. Several states have similar laws that may apply even in the absence of government payers.  HIPAA and HITECH and similar state laws seek to protect the privacy and security of individually identifiable health information, and penalties for violations of these laws may include required reporting of breaches, monetary fines and criminal or civil penalties.

While we seek to conduct our business in compliance with all applicable laws and develop compliance policies to address risk as appropriate, many of the laws and regulations applicable to us are vague or indefinite and have not been interpreted by governmental authorities or the courts. These laws or regulations also could in the future be interpreted or applied by governmental authorities or the courts in a manner that could require us to change our operations.

Any action brought against us for violation of these or other laws or regulations (including actions brought by private qui tam “whistleblower” plaintiffs), even if successfully defended, could divert management’s attention from our business, damage our reputation, limit our ability to provide services, decrease demand for our services and cause the Company to incur significant expenses for legal fees and damages.  If we fail to comply with applicable laws and regulations, we could suffer civil and criminal penalties, fines, recoupment of funds received by the Company, exclusion from participation in federal or state healthcare programs, and/or the loss of various licenses, certificates and authorizations necessary to operate our business. We also could potentially incur additional liabilities from third-party claims. If any of the foregoing were to occur, it could have a material adverse effect on our business, financial condition and results of operations.

The following supersedes and replaces the disclosure contained in the fourth and the penultimate risk factors set forth in “Risks Related to Our Business” contained in our 2013 Annual Report:

Failures by third party payers to reimburse OVA1 or changes or variances in reimbursement rates could materially and adversely affect our business, financial condition and results of operations.

All of our product revenue in 2013 was dependent on the amount Quest Diagnostics received from third party payers for performing OVA1 tests, and our future revenues will also be dependent upon third-party reimbursement. Insurance coverage and reimbursement rates for diagnostic tests are uncertain, subject to change and particularly volatile during the early stages of commercialization. There remain questions as to what extent third party payers, like Medicare, Medicaid and private insurance companies will provide coverage for OVA1 and for which indications.  The Centers for Medicare and Medicaid Services (“CMS”) is in the process of developing payment codes and reimbursement rates under Medicare for certain next generation sequencing tests which may include certain Multianalyte Assays with Algorithmic Analyses (“MAAA”), such as our OVA1 test.  These new payment codes and rates are expected by January 1, 2015, but there is no guarantee that CMS will issue them at that time, that the codes will cover the OVA1 test or that the payment rate will be comparable to current Medicare reimbursement levels for the test.  Such uncertainty could create payment uncertainty from other payers as well.  The reimbursement rates for OVA1 are largely out of our control.  We have had limited visibility into any specific payer-level reimbursement data for OVA1 because such data has been provided to us by Quest Diagnostics once a year as part of the annual revenue true-up process.  Quest Diagnostics has advised us that it has experienced volatility in the coverage and reimbursement of OVA1 due to contract negotiation with third party payers and implementation requirements and that the reimbursement amounts it has received from third party payers varies from payer to payer, and, in some cases, the variation is material.

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

In March 2010, President Barack Obama signed the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (collectively, the “PPACA”).  Pursuant to the PPACA, beginning in 2013, each medical device manufacturer has paid a sales tax in an amount equal to 2.3 percent of the price for which such manufacturer sells its medical devices. The PPACA also mandated a reduction in payments for clinical laboratory services paid under the Medicare Clinical Laboratory Fee Schedule of 1.75% for the years 2011 through 2015. This adjustment was in addition to a productivity adjustment to the Clinical Laboratory Fee Schedule. On April 1, 2014, President Barack Obama signed the Protecting Access to Medicare Act of 2014, which halted certain reductions in payment mandated by PPACA as well as certain CMS policies, and will instead establish a market-based reimbursement system for clinical laboratories beginning in 2017 and require reporting of certain private payer reimbursement data by laboratories beginning in 2016.  CMS also issued various regulations and guidance generally effective January 1, 2014 that limited reimbursement for clinical laboratory tests as a general matter, but permitted the continued ability for CMS to pay for MAAAs in certain circumstances. In addition to these changes, a number of states are also contemplating significant reform of their healthcare policies. We cannot predict whether future healthcare initiatives will be implemented at the federal or state level, or the effect any future legislation or regulation will have on us. The taxes imposed by PPACA have resulted in decreased profits to us and lower reimbursements by payers for our tests. Other changes to healthcare laws may adversely affect our business, financial condition and results of operations.

 Item 6.   Exhibits

(a)   The following exhibits are filed or incorporated by reference with this report as indicated below:

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

3.1	Fourth Amended and Restated Certificate of Incorporation of Vermillion, Inc. dated January 22, 2010	8-K	000-31617	3.1	January 25, 2010
3.2	Fourth Amended and Restated Bylaws of Vermillion, Inc., effective May 13, 2013	8-K	001-34810	3.2	May 14, 2013

10.1	Employment Agreement between Vermillion, Inc. and James T. LaFrance effective April 23, 2014#	ü
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	ü
31.2	Certification of the Chief Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	ü
32.1	Certification of the Chief Executive Officer and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(1)
101	Interactive Data Files	(1)

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

Vermillion, Inc.
Date: May 15, 2014	/s/ James T. LaFrance
James T. LaFrance President and Chief Executive Officer (Principal Executive Officer)
Date: May 15, 2014	/s/ Eric J. Schoen
Eric J. Schoen Vice President, Finance and Chief Accounting Officer (Principal Financial Officer)