Form 10-Q
period 2014-06-30
VERMILLION, INC.
filed 2014-08-14
CIK 926617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this Chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check One):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☑ No ☐

As of July 31, 2014, the registrant had 35,897,776 shares of common stock, par value $0.001 per share, outstanding.

VERMILLION, INC.

FORM 10-Q

Vermillion and OVA1 are registered trademarks of Vermillion, Inc.

PART I - FINANCIAL INFORMATION

Item 1.Financial Statements

Vermillion, Inc.

Consolidated Balance Sheets

(Amounts in Thousands, Except Share and Par Value Amounts)

(Unaudited)

	June 30,	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$22,186	$29,504
Accounts receivable	190	373
Prepaid expenses and other current assets	719	372
Total current assets	23,095	30,249
Property and equipment, net	416	391
Total assets	$23,511	$30,640
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,264	$541
Accrued liabilities	2,096	1,283
Short-term debt	1,106	1,106
Deferred revenue	1,215	628
Total current liabilities	5,681	3,558
Deferred revenue	88	316
Total liabilities	5,769	3,874
Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and
outstanding at June 30, 2014 and December 31, 2013, respectively	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized at June 30, 2014 and December 31, 2013; 35,897,776 and 35,825,673 shares issued and
outstanding at June 30, 2014 and December 31, 2013, respectively	36	36
Additional paid-in capital	359,512	358,994
Accumulated deficit	(341,806)	(332,264)
Total stockholders’ equity	17,742	26,766
Total liabilities and stockholders’ equity	$23,511	$30,640

See accompanying notes to the consolidated financial statements.

Vermillion, Inc.

Consolidated Statements of Operations

(Amounts in Thousands, Except Share and Per Share Amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue:
Product	$211	$210	$402	$424
License	113	113	227	227
Total revenue	324	323	629	651
Cost of revenue:
Product	88	34	143	71
Total cost of revenue	88	34	143	71
Gross profit	236	289	486	580
Operating expenses:
Research and development(1)	1,057	554	2,210	1,038
Sales and marketing(2)	2,766	920	4,870	1,992
General and administrative(3)	1,971	934	2,959	2,271
Total operating expenses	5,794	2,408	10,039	5,301
Loss from operations	(5,558)	(2,119)	(9,553)	(4,721)
Interest income	12	6	26	8
Other income (expense), net	(9)	(4)	(15)	25
Loss before income taxes	(5,555)	(2,117)	(9,542)	(4,688)
Income tax benefit (expense)	—	—	—	—
Net loss	$(5,555)	$(2,117)	$(9,542)	$(4,688)
Net loss per share - basic and diluted	$(0.15)	$(0.11)	$(0.27)	$(0.27)
Weighted average common shares used to compute basic and diluted net loss per common share	35,853,027	19,637,161	35,840,491	17,431,641
Non-cash stock-based compensation expense included in operating expenses:
(1) Research and development	$31	$12	$71	$32
(2) Sales and marketing	44	32	69	86
(3) General and administrative	290	14	359	121

See accompanying notes to the consolidated financial statements.

Vermillion, Inc.

Consolidated Statements of Cash Flows

(Amounts in Thousands)

(Unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(9,542)	$(4,688)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash license revenue	(227)	(227)
Depreciation and amortization	58	39
Stock-based compensation expense	479	228
Warrants issued for services	20	11
Changes in operating assets and liabilities:
Accounts receivable	183	(19)
Prepaid expenses and other assets	(347)	108
Accounts payable, accrued liabilities and other liabilities	1,536	186
Deferred revenue	586	466
Net cash used in operating activities	(7,254)	(3,896)
Cash flows from investing activities:
Purchase of property and equipment	(83)	—
Net cash used in investing activities	(83)	—
Cash flows from financing activities:
Proceeds from sale of common stock, net of issuance costs	-	11,757
Proceeds from issuance of common stock from exercise of stock options	19	524
Net cash provided by financing activities	19	12,281
Net increase (decrease) in cash and cash equivalents	(7,318)	8,385
Cash and cash equivalents, beginning of period	29,504	8,007
Cash and cash equivalents, end of period	$22,186	$16,392
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$—	$—

See accompanying notes to the consolidated financial statements.

Vermillion, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1.   ORGANIZATION, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

Organization

Vermillion, Inc. (“Vermillion”), develops and commercializes diagnostic tests in the fields of gynecologic oncology and women’s health. In March 2010, the Company commercially launched the OVA1® ovarian tumor triage test (“OVA1”). The Company distributes OVA1 through Quest Diagnostics Incorporated (“Quest Diagnostics”), a related party (see Note 3). On  June 23, 2014, the Company opened a  CLIA certified clinical laboratory, ASPiRA LABS, Inc.  The terms “Vermillion,” “the Company,” “we,” “us,” and “our” refer to Vermillion and its wholly-owned subsidiaries as a whole, unless the context otherwise requires.

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

2.     NEW ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” (ASU 2014-09), which creates a new Topic, Accounting Standards Codification Topic 606. The standard is principle-based and provides a five-step model to determine when and how revenue is recognized. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The accounting standard is effective for annual and interim periods beginning after December 15, 2016. Early adoption is not permitted. We are currently evaluating the impact of adopting this guidance.

In June 2014, the FASB issued ASU No. 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period,” (ASU 2014-12). ASU 2014-12 requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The amendments in ASU 2014-12 are effective for annual periods and interim periods beginning after December 15, 2015. Early adoption is permitted. Entities may apply the amendments in ASU 2014-12 either: (a) prospectively to all awards granted or modified after the effective date; or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The adoption of this standard is not expected to have a material effect on our Consolidated Results of Operations and Financial Condition.

3.   STRATEGIC ALLIANCE AND SECURED LINE OF CREDIT WITH QUEST DIAGNOSTICS INCORPORATED

Quest Diagnostics is a holder of the Company’s common stock.  In July 2005, the Company entered into a Strategic Alliance Agreement (as amended, the “Strategic Alliance Agreement”) with Quest Diagnostics to develop and commercialize up to three diagnostic tests from the Company’s product pipeline.  In connection with the Strategic Alliance Agreement, the Company entered into a credit agreement with Quest Diagnostics, pursuant to which Quest Diagnostics provided the Company with a $10,000,000 secured line of credit collateralized by certain intellectual property assets of the Company. Pursuant to the Strategic Alliance Agreement, Quest Diagnostics selected two diagnostic tests to be commercialized, a peripheral arterial disease diagnostic test (differentiated from the Company’s existing program) and OVA1. The credit agreement provided for the forgiveness of portions of the amounts borrowed under the secured line of credit upon the achievement of certain milestones related to the development, regulatory approval and commercialization of certain diagnostic tests. If not otherwise forgiven, the $10,000,000 principal amount outstanding under this secured line of credit became due and payable in October 2012.    Through June 30, 2014, a total of $3,000,000 has been acknowledged as forgiven by Quest Diagnostics based upon milestone achievement.

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

In October 2012, the Company paid Quest Diagnostics approximately $5,894,000 of principal which the Company believes represented payment in full of all then outstanding principal under the secured line of credit. However, the Company continues to show the amount of the liability as $1,106,000 as of June 30, 2014 because Quest Diagnostics has disputed that the $1,000,000 milestone was met and the $106,000 principal curtailment was made.

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

4.   COMMITMENT AND CONTINGENCIES

The Company leases a facility located in Austin, Texas with an annual base rent of $83,000 and annual estimated common area charges, taxes and insurance of $39,000. This lease expires on May 31, 2016.

5.   STOCKHOLDERS’ EQUITY

Stock Option Exercises

During the three and six months ended June 30, 2014, options to purchase 5,000 and 11,103 shares of Vermillion common stock were exercised for total proceeds to the Company of $8,100 and $19,100, respectively.

2010 Stock Incentive Plan

The Company’s employees, directors, and consultants are eligible to receive awards under the Amended and Restated Vermillion, Inc. 2010 Stock Incentive Plan (the “2010 Plan”). The 2010 Plan permits the granting of a variety of awards, including stock options, share appreciation rights, restricted shares, restricted share units, unrestricted shares, deferred share units, performance and cash-settled awards, and dividend equivalent rights. The 2010 Plan provides for issuance of up to 3,622,983 shares of common stock, par value $0.001 per share, under the 2010 Plan, subject to adjustment as provided in the 2010 Plan.

Employee Stock-Based Compensation

During the three and six months ended June 30, 2014, the Company awarded 0 and 152,000 shares of restricted stock under the 2010 Plan having a fair value of approximately $470,000 to Vermillion’s Board of Directors as payment for services in 2014.  Rights to 48,500 shares of restricted stock were subsequently forfeited or contractually waived by Vermillion directors during the three months ended June 30, 2014. The remaining shares of restricted stock vested 50% on June 1, 2014 and will vest 25% on each of September 1, 2014 and December 1, 2014.

In January 2014, the Company granted 151,500 stock options with an exercise price of $2.88 per share to Vermillion’s Chairman of the Board of Directors.  These stock options vest over a four year period with 25% of the stock options vesting on December 12, 2014 and the balance in 36 equal monthly installments thereafter. On April 23, 2014, the Company granted 348,500 stock options with an exercise price of $2.90 per share to Vermillion’s President, Chief Executive Officer and Chairman of the Board of Directors.  These stock options vest in 48 equal monthly installments from the date of the grant.

During the six months ended June 30, 2014, the Company also granted to certain other Vermillion officers and employees approximately 422,000 stock options with an exercise price of $3.09 per share which vest in 48 equal monthly installments from the date of the grant and 22,500 options with an exercise price of $2.87 per share which vest over a four year period with 25% of the options vesting on the employee’s one year anniversary and the balance in 36 equal monthly installments thereafter.

The allocation of employee stock-based compensation expense by functional area for the three and six months ended June 30, 2014 and 2013 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2014	2013	2014	2013
Research and development	$31	$12	$71	$30
Sales and marketing	44	32	69	86
General and administrative	266	9	324	110
Total	$341	$53	$464	$226

6.   LOSS PER SHARE

The Company calculates basic loss per share using the weighted average number of common shares outstanding during the period. Because the Company is in a net loss position, diluted loss per share is calculated using the weighted average number of common shares outstanding and excludes the effects of 2,922,619 and 13,329,468 potential common shares as of June 30, 2014 and 2013, respectively, that are antidilutive. Potential common shares include incremental shares of common stock issuable upon the exercise of outstanding warrants, stock options, and restricted stock awards.

7.   RELATED PARTY TRANSACTIONS

Quest Diagnostics

Quest Diagnostics is a stockholder and was the holder of the Company’s secured line of credit (see Note 3). Accounts receivable from Quest Diagnostics under the Strategic Alliance Agreement totaled $190,000 and $373,000 at June 30, 2014 and December 31, 2013, respectively.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks and uncertainties.  Words such as “may,” “expects,” “intends,” “anticipates,” “believes,” “estimates,” “plans,” “seeks,” “could,” “should,” “continue,” “will,” “potential,” “projects” and similar expressions are intended to identify such forward-looking statements.  Readers are cautioned that these forward-looking statements speak only as of the date on which this report is filed with the SEC, and the Company does not assume any obligation to update, amend or clarify them to reflect events, new information or circumstances after such date.   Forward-looking statements are subject to risks, uncertainties and assumptions that are difficult to predict.  Examples of language found in forward-looking statements include the following:

•	projections of or expectations regarding our future revenue, results of operations and financial condition;
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

•	the financial or market share projections which could result from positive guidelines or position statements; and
•	our expected reimbursement for our products, and our expected ability to obtain such reimbursement, from third-party payers such as private insurance companies and government insurance plans.

Forward-looking statements are subject to significant risks and uncertainties, including those discussed in Part II, Item 1A “Risk Factors” of our quarterly report on Form 10-Q for the quarter ended March 31, 2014 and those discussed in Part I, Item 1A “Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2013, that could cause actual results to differ materially from those projected in such forward-looking statements due to various factors, including increase the volume of OVA1 sales; our ability to market our test through sales channels other than Quest Diagnostics; uncertainty in how we recognize future revenue following termination of the Quest Diagnostics Strategic Alliance Agreement; failures by third-party payers to reimburse OVA1 or changes or variances in reimbursement rates; our ability to secure additional capital on acceptable terms to execute our business plan; our ability to commercialize OVA1 outside the United States; our ability to develop and commercialize additional diagnostic products and achieve market acceptance with respect to these products; our ability to compete successfully; our ability to obtain any regulatory approval for our future diagnostic products; our suppliers’ ability to comply with FDA requirements for production, marketing and post market monitoring of our products; our ability to maintain sufficient or acceptable supplies of immunoassay kits from our suppliers; our ability to continue to develop, protect and promote our proprietary technologies; future litigation against us, including infringement of intellectual property and product liability exposure; our ability to retain key employees; business interruptions; legislative actions resulting in higher compliance costs; changes in healthcare policy; our ability to comply with environmental laws; uncertainty regarding our ability to generate sufficient demand for ASPiRA LABS’ services to cover the laboratory’s operating costs; uncertainty regarding our ability to comply with laws and regulations (including the additional laws and regulations that apply to us in connection with the operation of ASPiRA LABS) and the potential consequences of any failure to comply with such laws and regulations; the potentially low liquidity and trading volume of our common stock and concentration in the ownership of our common stock; volatility in the price of our common stock; actions of activist stockholders; and potential dilution caused by future sale of our common stock or other securities to meet our capital requirements. We believe it is important to communicate our expectations to our investors. However, there may be events in the future that we are not able to accurately predict or that we do not fully control that could cause actual results to differ materially from those expressed or implied in our forward-looking statements.

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

In April 2014, Vermillion announced the launch of ASPiRA LABS, which specializes in applying biomarker-based technologies to address critical needs in the management of gynecologic cancers. ASPiRA LABS provides expert diagnostic processing and results using a state-of-the-art biomarker-based diagnostic algorithm to inform clinical decision making and advance personalized treatment plans. In addition, ASPiRA LABS, a CLIA certified national lab based near Austin, Texas, serves as an educational and resource hub for healthcare professionals and women facing surgery for ovarian masses that are potentially cancer and related gynecologic conditions. The lab processes diagnostic tests and clinical decision aids for women’s health in ovarian cancer and plans to expand to other gynecologic conditions with high unmet need.  ASPiRA began accepting samples on June 23, 2014.

We are focused on the execution of four core strategic business drivers in ovarian cancer diagnostics to build long-term value for our investors:

•

Maximizing the existing OVA1 opportunity in the United States (“US”) by expanding our market reach beyond our business relationship with Quest Diagnostics and taking the lead in commercialization, payer coverage and medical guidelines. This includes the launch of a CLIA certified clinical laboratory, ASPiRA LABS in June 2014;

•	Improve OVA1 performance by seeking FDA clearance of a potentially better performing bio-marker panel while migrating OVA1 to a global testing platform;

•	Building an expanded patient base by seeking FDA approval and launching a next generation multi-marker ovarian cancer test to monitor patients at risk for ovarian cancer; and

•	Expanding our product offerings by adding additional gynecological tests such as longitudinal CA 125II testing.

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

The American Medical Association (“AMA”) Current Procedural Terminology (“CPT®”) Panel approved a Category I CPT code (81503) for OVA1, which became effective in January 2013.

Dr. Bristow presented another study at the Society of Gynecological Oncology (“SGO”) in March 2013 which was published in the journal Obstetrics & Gynecology (also known as the Green Journal) in June 2013.  It was based on the medical records of

13,321 women with epithelial cancer, the most common type of ovarian cancer, diagnosed from 1999 to 2006 in California. Only 37 percent of these patients received treatment that adhered to guidelines set by the NCCN, an alliance of 23 major cancer centers with expert panels that analyze, research and recommend cancer treatments.

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

A study published in July 2014 in The American Journal of Obstetrics & Gynecology, examined the relationship between two imaging methods, ultrasound and computed tomography, and the OVA1 test result in assessing the risk of ovarian cancer among patients planning surgery for an ovarian mass.  Using data obtained from 1,100 ovarian mass surgery patients in two previous pivotal trials of OVA1’s clinical performance, conducted in 2007 and 2012, the study found that adding OVA1 reduced the number of ovarian cancers missed with imaging alone by 85-90%. Specifically, ultrasound alone missed 23.3% of ovarian cancers that were presented  but when OVA1 was added this decreased to 2.9%. When CT was used alone, 20.2% of ovarian cancers were missed but this rate fell to 2.9% when OVA1 was added.  Additionally, the study found that the combination of ultrasound and OVA1 detected 95% of ovarian cancers in a subgroup of early-stage patients.

Current and former academic and research institutions that we have or have had collaborations with include the Johns Hopkins University School of Medicine (“JHU”); the University of Texas M.D. Anderson Cancer Center (“M.D. Anderson”); Moffitt Cancer Cancer (“Moffitt”); University College London (“UCL”); the University of Texas Medical Branch (“UTMB”); the Katholieke Universiteit Leuven; Clinic of Gynecology and Clinic of Oncology, Rigshospitalet, Copenhagen University Hospital (“Rigshospitalet”); the Ohio State University Office of Sponsored Programs (“OSU”); Stanford University (“Stanford”);  the University of Kentucky (“UK”) and the University of California at Irvine.

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

Independent BlueCross BlueShield plans representing approximately 8.0 million lives provide coverage for OVA1. In total, including Medicare and other private payers, approximately 55.5 million patients have access and coverage for OVA1.

Under the terms of our Strategic Alliance Agreement with Quest Diagnostics, which we terminated in August 2013, Quest Diagnostics was required to pay us a fixed payment of $50 per OVA1 test performed, as well as 33% of its “gross margin” from revenue from performing OVA1 tests domestically, as that term is defined in the Strategic Alliance Agreement.  Prior to the termination of the agreement, Quest Diagnostics had the right to be the exclusive clinical reference laboratory marketplace provider of OVA1 tests in its exclusive territory, which included the US, Mexico, the United Kingdom and India through September 11, 2014. Quest Diagnostics had the right to extend its exclusivity period for an additional year on the same terms and conditions. In August 2013, we sent Quest Diagnostics a notice of termination. Notwithstanding the termination, we agreed that Quest could continue to make OVA1 available to healthcare providers on the same financial terms following the termination while negotiating in good faith towards an alternative business structure. Quest Diagnostics has disputed the effectiveness of our notice of termination.

New Chief Executive Officer

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

Results of Operations - Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

The selected summary financial and operating data of Vermillion for the three months ended June 30, 2014 and 2013 were as follows:

	Three Months Ended June 30,		Increase (Decrease)
(dollars in thousands)	2014	2013	Amount	%
Revenue:
Product	$211	$210	$1	0
License	113	113	—	—
Total revenue	324	323	1	0
Cost of revenue:
Product	88	34	54	159
Total cost of revenue	88	34	54	159
Gross profit	236	289	(53)	(18)
Operating expenses:
Research and development	1,057	554	503	91
Sales and marketing	2,766	920	1,846	201
General and administrative	1,971	934	1,037	111
Total operating expenses	5,794	2,408	3,386	141
Loss from operations	(5,558)	(2,119)	(3,439)	162
Interest income	12	6	6	100
Other expense, net	(9)	(4)	(5)	125
Loss before income taxes	(5,555)	(2,117)	(3,438)	162
Income tax benefit (expense)	—	—	—	—
Net loss	$(5,555)	$(2,117)	$(3,438)	162

Product Revenue.  Product revenue was $211,000 for the three months ended June 30, 2014 compared to $210,000 for the same period in 2013.  We recognized product revenue for the sale of OVA1 only through Quest Diagnostics at the $50 fixed fee per test during both periods. The number of OVA1 tests performed was approximately 4,223 OVA1 tests during the three months ended June 30, 2014 compared to approximately 4,184 OVA1 tests for the same period in 2013. Product revenue was flat quarter over quarter.  However, we expect the launch of ASPiRA LABS to increase product revenue in the second half of 2014 as supported by an expanded sales team. ASPiRA LABS began accepting test samples on June 23, 2014.

Cost of Revenue.  Cost of product revenue increased $54,000 or 159% compared to the same period in 2013.  Cost of product revenue for the three months ended June 30, 2014 includes $49,000 for costs of ASPiRA LABS incurred after the lab began accepting test samples on June 23, 2014 and includes non-recurring lab start-up costs.  With the launch of ASPiRA LABS, we expect cost of revenue to increase significantly in future periods due to ongoing costs of operating ASPiRA LABS and performing the OVA1 test.

Research and Development Expenses.  Research and development expenses represent costs incurred to develop our technology and carry out clinical studies, and include personnel-related expenses, regulatory costs, reagents and supplies used in research and development laboratory work, infrastructure expenses, contract services and other outside costs.  Research and development expenses also include costs related to activities performed under contracts with our collaborators and strategic partners. Research and development expenses for the three months ended June 30, 2014 increased $503,000 or 91% compared to the same period in 2013. This increase was primarily due to increased efforts in the second quarter of 2014 associated with our collaboration with Johns Hopkins University School of Medicine advancing our platform migration and next-generation diagnostic test. In addition, we increased research and development headcount compared to the same period in 2013.

Sales and Marketing Expenses.  Our sales and marketing expenses consist primarily of personnel-related expenses, education and promotional expenses, and infrastructure expenses.  These expenses include the costs of educating physicians, laboratory personnel and other healthcare professionals regarding OVA1. Sales and marketing expenses also include the costs of sponsoring continuing medical education, medical meeting participation, and dissemination of scientific and health economic publications. Sales and marketing expenses increased $1,846,000 or 201%, for the three months ended June 30, 2014 compared to the same period in 2013. The increase was primarily due to increased personnel and personnel-related expenses from our sales force expansion in early April 2014 as well as costs incurred in the establishment and branding of ASPiRA LABS in 2014 compared to the same period in 2013. We also incurred expenses for health economic and outcomes studies during the three months ended June 30, 2014, while there were no such expenses in the comparable period in 2013.

General and Administrative Expenses.  General and administrative expenses consist primarily of personnel-related expenses, professional fees and other costs, including legal, finance and accounting expenses and other infrastructure expenses. General and administrative expenses increased by $1,037,000 or 111%, for the three months ended June 30, 2014 compared to the same period in 2013. The change was primarily due to a  one-time $416,000 cost of severance for our former President and Chief Executive Officer and $433,000 of pre-opening costs incurred for ASPiRA LABS prior to June 23, 2014 (the opening date for ASPiRA LABS).

We expect general and administrative expenses to decrease in future periods as the one-time items incurred during the three months ended June 30, 2014 are not expected to recur.

Results of Operations - Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

The selected summary financial and operating data of Vermillion for the six months ended June 30, 2014 and 2013 were as follows:

	Six Months Ended June 30,		Increase (Decrease)
(dollars in thousands)	2014	2013	Amount	%
Revenue:
Product	$402	$424	$(22)	(5)
License	227	227	—	—
Total revenue	629	651	(22)	(3)
Cost of revenue:
Product	143	71	72	101
Total cost of revenue	143	71	72	101
Gross profit	486	580	(94)	(16)
Operating expenses:
Research and development	2,210	1,038	1,172	113
Sales and marketing	4,870	1,992	2,878	144
General and administrative	2,959	2,271	688	30
Total operating expenses	10,039	5,301	4,738	89
Loss from operations	(9,553)	(4,721)	(4,832)	102
Interest income	26	8	18	225
Other income (expense), net	(15)	25	(40)	(160)
Loss before income taxes	(9,542)	(4,688)	(4,854)	104
Income tax benefit (expense)	—	—	—	—
Net loss	$(9,542)	$(4,688)	$(4,854)	104

Product Revenue.  Product revenue was $402,000 for the six months ended June 30, 2014 compared to $424,000 for the same period in 2013.  We recognized product revenue for the sale of OVA1 only through Quest Diagnostics at the $50 fixed fee per test during both periods. The number of OVA1 tests performed by Quest Diagnostics decreased 5% to approximately 8,040 OVA1 tests during the six months ended June 30, 2014 compared to approximately 8,458 OVA1 tests for the same period in 2013. Product revenue also decreased for the six months ended June 30, 2014 compared to the same period in 2013 due to a reorganization of sales resources during the first quarter of 2014 in addition to having several open sales representative positions in key territories in the 2014 period.  However, we expect the launch of ASPiRA LABS to increase product revenue in the second half of 2014 as supported by an expanded sales team. ASPiRA LABS began accepting test samples on June 23, 2014.

Cost of Revenue.  Cost of product revenue increased $72,000 or 101% compared to the six months ended June 30, 2013.  Cost of product revenue for the six months ended June 30, 2014 includes $49,000 for costs of ASPiRA LABS after the lab began accepting samples on June 23, 2014 including non-recurring lab start-up costs.  With the launch of ASPiRA LABS, we expect cost of revenue to increase significantly in future periods due to ongoing costs of operating ASPiRA LABS and performing the OVA1 test.

Research and Development Expenses.  Research and development expenses represent costs incurred to develop our technology and carry out clinical studies, and include personnel-related expenses, regulatory costs, reagents and supplies used in research and development laboratory work, infrastructure expenses, contract services and other outside costs.  Research and development expenses also include costs related to activities performed under contracts with our collaborators and strategic partners. Research and development expenses for the six months ended June 30, 2014 increased $1,172,000, or 113% compared to the same period in 2013. This increase was primarily due to increased efforts in the first and second quarters of 2014 associated with our collaboration with Johns Hopkins University School of Medicine advancing our platform migration and next-generation diagnostic test. In addition, we increased research and development headcount compared to the same period in 2013.

Sales and Marketing Expenses.  Our sales and marketing expenses consist primarily of personnel-related expenses, education and promotional expenses, and infrastructure expenses.  These expenses include the costs of educating physicians, laboratory personnel and other healthcare professionals regarding OVA1. Sales and marketing expenses also include the costs of sponsoring continuing medical education, medical meeting participation, and dissemination of scientific and health economic publications. Sales and marketing expenses increased $2,878,000, or 144%, for the six months ended June 30, 2014 compared to the same period in 2013. The increase was primarily due to increased personnel and personnel-related expenses from our sales force expansion in early April 2014 as well as costs incurred in the establishment and branding of ASPiRA LABS in 2014 compared to the same period in 2013. We also incurred expenses for health economic and outcomes studies during the six months ended June 30, 2014 while there were no such expenses in the comparable period in 2013.

General and Administrative Expenses.  General and administrative expenses consist primarily of personnel-related expenses, professional fees and other costs, including legal, finance and accounting expenses and other infrastructure expenses. General and administrative expenses increased by $688,000, or 30%, for the six months ended June 30, 2014 compared to the same period in 2013. The change was primarily due to  a one-time $416,000 cost of severance for our former President and Chief Executive Officer and $552,000 of pre-opening costs incurred for ASPiRA LABS prior to June 23, 2014 (the opening date for ASPiRA LABS).

Liquidity and Capital Resources

We plan to continue to expend resources in the selling and marketing of OVA1 and developing additional diagnostic tests.

We have incurred significant net losses and negative cash flows from operations since inception. At June 30, 2014, we had an accumulated deficit of $341,806,000 and stockholders’ equity of $17,742,000. As of June 30, 2014, we had $22,186,000 of cash and cash equivalents and $5,681,000 of current liabilities.

There can be no assurance that the Company will achieve or sustain profitability or positive cash flow from operations.  However, the Company believes that its current working capital position will be sufficient to meet its working capital needs for at least the next 12 months. The Company expects cash from OVA1 sales to be its only material, recurring source of cash in 2014.

Cash and cash equivalents as of June 30, 2014 and December 31, 2013, were $22,186,000 and $29,504,000, respectively.  Working capital was $17,414,000 and $26,691,000 at June 30, 2014 and December 31, 2013, respectively.

Net cash used in operating activities was $7,254,000 for the six months ended June 30, 2014 compared to $3,896,000 for the six months ended June 30, 2013.  The increase in net cash used in operating activities resulted primarily from an increase in net loss reported of $9,542,000 for the six months ended June 30, 2014 compared to $4,688,000 for the comparable period in 2013 partially offset by changes in operating assets and liabilities including a $1,536,000 increase in accounts payable and accrued liabilities.

Net cash used by investing activities for the six months ended June 30, 2014 was $83,000 related to the purchases of property and equipment.  There was no net cash used in investing activities for the six months ended  June 30, 2013.

Net cash provided by financing activities for the six months ended June 30, 2014 was $19,000 which consists of proceeds from stock option exercises.  Net cash provided by financing activities for the six months ended June 30, 2013 was $12,281,000 which resulted from the $11,757,000 net proceeds from our May 2013 private placement as well as $524,000 from proceeds from issuance of common stock from the exercise of stock options.

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

We had significant net operating loss (“NOL”) credit carryforwards as of June 30, 2014 for which a full valuation allowance has been provided due to our history of operating losses. Our ability to use our net NOL credit carryforwards may be restricted due to ownership change limitations occurring in the past or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended, as well as similar state provisions. These ownership changes may also limit the amount of NOL credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively.

Off-Balance Sheet Arrangements

As of June 30, 2014, we had no off-balance sheet arrangements that are reasonably likely to have a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Per Item 305(e) of Regulation S-K, information is not required.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures.

Our senior management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Management, including our Chief Executive Officer and Chief Accounting Officer, performed an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2014. Based on this evaluation, our Chief Executive Officer and Chief Accounting Officer have concluded that as of June 30 2014, our disclosure controls and procedures were effective.

Changes in internal controls over financial reporting.

There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

In the ordinary course of business, we may periodically become subject to legal proceedings and claims arising in connection with ongoing business activities. The results of litigation and claims cannot be predicted with certainty, and unfavorable resolutions are possible and could materially adversely affect our results of operations, cash flows or financial position. In addition, regardless of the outcome, litigation could have an adverse impact on us because of defense costs, diversion of management resources and other factors. While the outcome of these proceedings and claims cannot be predicted with certainty, there are no matters, as of June 30, 2014, that, in the opinion of management, will have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A.	Risk Factors

There have been no material changes to our risk factors previously disclosed under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10 K for the year ended December 31, 2013 except for those risk factors disclosed under “Risk Factors” in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, which are hereby incorporated herein by reference.

 Item 6.   Exhibits

(a)   The following exhibits are filed or incorporated by reference with this report as indicated below:

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

3.1	Fourth Amended and Restated Certificate of Incorporation of Vermillion, Inc. dated January 22, 2010	8-K	000-31617	3.1	January 25, 2010
3.2	Certificate of Amendment of Fourth Amended and Restated Certificate of Incorporation, effective June 19, 2014

3.3	Fifth Amended and Restated Bylaws of Vermillion, Inc., effective June 19, 2014
10.1	Amended and Restated Employment Agreement between Vermillion, Inc. and James T. LaFrance effective as of April 23, 2014#
10.2	Separation Agreement and Release between Thomas J. McLain and Vermillion, Inc. effective April 23, 2014#
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)	(1)
101	Interactive Data Files

(1)	Furnished herewith

#	Management contracts or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vermillion, Inc.
Date: August 14, 2014	/s/ James T. LaFrance
James T. LaFrance President and Chief Executive Officer (Principal Executive Officer)
Date: August 14, 2014	/s/ Eric J. Schoen
Eric J. Schoen Vice President, Finance and Chief Accounting Officer (Principal Financial Officer)

EXHIBITS

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

3.1	Fourth Amended and Restated Certificate of Incorporation of Vermillion, Inc. dated January 22, 2010	8-K	000-31617	3.1	January 25, 2010
3.2	Certificate of Amendment of Fourth Amended and Restated Certificate of Incorporation, effective June 19, 2014

3.3	Fifth Amended and Restated Bylaws of Vermillion, Inc., effective June 19, 2014
10.1	Amended and Restated Employment Agreement between Vermillion, Inc. and James T. LaFrance effective as of April 23, 2014#
10.2	Separation Agreement and Release between Thomas J. McLain and Vermillion, Inc. effective April 23, 2014#
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(1)
101	Interactive Data Files

(1)	Furnished herewith

#	Management contracts or compensatory plan or arrangement.