Form 10-Q
period 2015-06-30
VERMILLION, INC.
filed 2015-08-13
CIK 926617

foot

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☑     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☑ No ☐

As of July  31, 2015, the registrant had 51,964,375 shares of common stock, par value $0.001 per share, outstanding.

VERMILLION, INC.

FORM 10-Q

Vermillion and OVA1 are registered trademarks of Vermillion, Inc.

PART I - FINANCIAL INFORMATION

Item 1.Financial Statements

Vermillion, Inc.

Consolidated Balance Sheets

(Amounts in Thousands, Except Share and Par Value Amounts)

(Unaudited)

	June 30,	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$10,878	$22,965
Accounts receivable	165	167
Prepaid expenses and other current assets	667	526
Total current assets	11,710	23,658
Property and equipment, net	535	508
Other Assets	90	8
Total assets	$12,335	$24,174
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$533	$1,123
Accrued liabilities	2,581	2,201
Short-term debt	—	1,106
Deferred revenue	—	489
Total liabilities	3,114	4,919
Commitments and contingencies (Note 3)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and
outstanding at June 30, 2015 and December 31, 2014, respectively	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized at June 30, 2015 and December 31, 2014; 42,271,192 and 43,115,790 shares issued and
outstanding at June 30, 2015 and December 31, 2014, respectively	42	43
Additional paid-in capital	369,638	370,685
Accumulated deficit	(360,459)	(351,473)
Total stockholders’ equity	9,221	19,255
Total liabilities and stockholders’ equity	$12,335	$24,174

See accompanying notes to the unaudited consolidated financial statements.

Vermillion, Inc.

Consolidated Statements of Operations

(Amounts in Thousands, Except Share and Per Share Amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue:
Product	$535	$211	$1,170	$402
License	-	113	316	227
Total revenue	535	324	1,486	629
Cost of revenue:
Product	574	88	1,065	143
Total cost of revenue	574	88	1,065	143
Gross profit	(39)	236	421	486
Operating expenses:
Research and development(1)	919	1,057	2,024	2,210
Sales and marketing(2)	2,559	2,766	4,776	4,870
General and administrative(3)	1,331	1,971	2,731	2,959
Total operating expenses	4,809	5,794	9,531	10,039
Loss from operations	(4,848)	(5,558)	(9,110)	(9,553)
Interest income	6	12	15	26
Other income (expense), net	(7)	(9)	109	(15)
Net loss	$(4,849)	$(5,555)	$(8,986)	$(9,542)
Net loss per share - basic and diluted	$(0.11)	$(0.15)	$(0.21)	$(0.27)
Weighted average common shares used to compute basic and diluted net loss per common share	42,985,954	35,853,027	43,050,872	35,840,491
Non-cash stock-based compensation expense included in operating expenses:
(1) Research and development	$32	$31	$63	$71
(2) Sales and marketing	36	44	73	69
(3) General and administrative	131	290	228	359

See accompanying notes to the unaudited consolidated financial statements.

Vermillion, Inc.

Consolidated Statements of Cash Flows

(Amounts in Thousands)

(Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(8,986)	$(9,542)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on extinguishment of debt	(78)	—
Non-cash license revenue	(316)	(227)
Depreciation and amortization	113	58
Stock-based compensation expense	363	479
Warrants issued for services	-	20
Changes in operating assets and liabilities:
Accounts receivable	2	183
Prepaid expenses and other assets	(223)	(347)
Accounts payable, accrued liabilities and other liabilities	(169)	1,536
Deferred revenue	(173)	586
Net cash used in operating activities	(9,467)	(7,254)
Cash flows from investing activities:
Purchase of property and equipment	(140)	(83)
Net cash used in investing activities	(140)	(83)
Cash flows from financing activities:
Repurchase of common stock	(1,291)	—
Issuance costs from sale of common stock and warrants	(122)	—
Repayment of short-term debt	(1,069)	—
Proceeds from issuance of common stock from exercise of stock options	2	19
Net cash (used in) provided by financing activities	(2,480)	19
Net decrease in cash and cash equivalents	(12,087)	(7,318)
Cash and cash equivalents, beginning of period	22,965	29,504
Cash and cash equivalents, end of period	$10,878	$22,186

See accompanying notes to the unaudited consolidated financial statements.

Vermillion, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1.   ORGANIZATION, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

Organization

Vermillion, Inc. (“Vermillion”; Vermillion and its wholly-owned subsidiaries are collectively referred to as the “Company”) is incorporated in the state of Delaware, and is engaged in the business of developing and commercializing diagnostic tests for gynecologic disease.  In March 2010, the Company commercially launched OVA1™ risk of malignancy test for pelvic mass disease (“OVA1”). The Company distributes OVA1 through Quest Diagnostics Incorporated (“Quest Diagnostics”) (see Note 2) and through its wholly-owned Clinical Laboratory Improvement Amendments of 1988 (“CLIA”) certified clinical laboratory, ASPiRA LABS, Inc. (“ASPiRA LABS”), which opened in June 2014.

Liquidity

On July 17, 2015 the Company completed the sale of 9,602,500 shares of Vermillion common stock, including 1,252,500 shares sold pursuant to the full exercise of the underwriters' option to purchase additional shares in an underwritten public offering at a price of $1.96 per share.  The Company expects net proceeds from the offering will be approximately $17,500,000 after deducting underwriting discounts and offering expenses.

The Company’s management believes that the Company’s working capital position as of the date of the filing of this Quarterly Report on Form 10-Q, including the net proceeds from the July 2015 public offering, will be sufficient to meet the Company’s working capital needs for at least the next 12 months.  However, the Company expects cash for OVA1 tests to be its only material, recurring source of cash in 2015.  There can be no assurance that the Company will achieve or sustain profitability or positive cash flow from operations. In addition, there is no assurance of the Company’s ability to generate substantial revenues and cash flows from ASPiRA LABS’ operations.

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

On March 11, 2015, the Company reached a settlement agreement with Quest Diagnostics that terminated all disputes related to the Strategic Alliance Agreement and the Company’s prior loan agreement with Quest Diagnostics. The Company also entered into a new commercial agreement with Quest Diagnostics.  Pursuant to this agreement, substantially all OVA1 U.S. testing services for Quest Diagnostics customers were transferred to Vermillion’s wholly-owned subsidiary, ASPiRA LABS, as of August 10, 2015.  The Company expects Quest Diagnostics to transfer all remaining OVA1 U.S. testing services to ASPiRA LABS during 2015 while continuing to provide blood draw and logistics support by transporting specimens from its clients to ASPiRA LABS for testing through at least March 11, 2017. Quest Diagnostics will receive a fee for collection and logistic support services it provides.  Per the terms of the new commercial agreement,  the Company will not offer to existing or future Quest Diagnostics customers CA 125-II or other tests that Quest Diagnostics offers.

On June 17, 2015, the Company entered into a Share Repurchase Agreement (the “Share Repurchase Agreement”) with Quest Diagnostics.  Pursuant to the Share Repurchase Agreement, the Company purchased from Quest Diagnostics 860,595 shares of Vermillion common stock for a total purchase price of $1,290,892, or $1.50 per share.  The price per share was agreed to in principle in March 2015 and based upon a simple average of the closing prices per share of Vermillion common stock for a trailing 60-day period at that time.  This price was then reduced by a negotiated discount. Subsequently, the common stock repurchased from Quest Diagnostics was retired.

Accounts receivable from Quest Diagnostics under the Strategic Alliance Agreement totaled $165,000 and $167,000 at June 30, 2015 and December 31, 2014, respectively.

3.   COMMITMENT AND CONTINGENCIES

The Company leases facilities to support its business of discovering, developing and commercializing diagnostic tests in the fields of gynecologic disease, including its principal facility and CLIA laboratory located near Austin, Texas. The leases include an aggregate annual base rent of $130,000 and annual estimated common area charges, taxes and insurance of $62,000 and expire at various times prior to May 31, 2016.

In April 2015, the Company agreed to purchase two laboratory instruments for a total initial payment of $250,000 and ongoing payments of approximately $7,000 per month for 36 months after delivery. The agreement also requires minimum annual purchases of reagents from the manufacturer of the equipment.

4.   STOCKHOLDERS’ EQUITY

2010 Stock Incentive Plan

The Company’s employees, directors, and consultants are eligible to receive awards under the Vermillion, Inc. Second Amended and Restated 2010 Stock Incentive Plan (the “2010 Plan”). The 2010 Plan permits the granting of a variety of awards, including stock options, share appreciation rights, restricted shares, restricted share units, unrestricted shares, deferred share units, performance and cash-settled awards, and dividend equivalent rights. The 2010 Plan provides for issuance of up to 8,122,983 shares of Vermillion common stock under the 2010 Plan, subject to adjustment as provided in the 2010 Plan.

Employee Stock-Based Compensation

During the six months ended June 30, 2015, the Company granted to the Company’s President and Chief Executive Officer stock options to purchase 400,000 shares of Vermillion common stock with an exercise price of $1.95 per share.  These stock options vest in 48 equal monthly installments from the date of the grant. The Company also granted to certain Vermillion officers options to purchase 275,000 shares of Vermillion common stock with an exercise price of $2.08 and granted to certain Vermillion employees options to purchase 45,000 shares of Vermillion common stock with an exercise price of $1.77. These stock options vest 25% on the first anniversary of the grant date, and the remaining stock options vest ratably over the following 36-month period.

During the six months ended June 30, 2015, the Company granted to a Vermillion officer options to purchase 150,000 shares of Vermillion common stock with an exercise price of $1.74 per share.  These stock options vest 25% on the first anniversary of the grant date, and the remaining stock options vest ratably over the following 36-month period. Subsequent to June 30, 2015, the Company granted to officers and employees of the Company stock options to purchase 317,000 shares of Vermillion common stock with an exercise price of $2.03 per share.  These stock options vest 25% on each of the four anniversaries of the grant date.

In addition, subsequent to June 30, 2015, the Company granted certain officers stock options to purchase 400,000 shares  of Vermillion common stock with an exercise price of $2.03 per share with performance-based vesting based on metrics through December 31, 2016. During the six months ended June 30, 2015, the Company awarded 181,369 shares of restricted stock under the 2010 Plan having a fair value of approximately $370,000 to Vermillion’s Board of Directors as stock-based payment for services rendered in 2015. These shares of restricted stock vested 50% on July 13, 2015, and the remainder will vest 25% on each of September 1, 2015 and December 1, 2015.

The allocation of employee stock-based compensation expense by functional area for the three and six months ended June 30, 2015 and 2014 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2015	2014	2015	2014
Research and development	$32	$31	$63	$71
Sales and marketing	36	44	73	69
General and administrative	131	290	228	359
Total	$199	$365	$364	$499

5.   LOSS PER SHARE

The Company calculates basic loss per share using the weighted average number of common shares outstanding during the period. Because the Company is in a net loss position, diluted loss per share is calculated using the weighted average number of shares of common stock outstanding and excludes the effects of 7,163,329 and 2,922,619 potential shares of common stock as of June 30, 2015 and 2014, respectively, that are anti-dilutive. Potential shares of common stock include incremental shares of common stock issuable upon the exercise of outstanding warrants and stock options.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995.

These statements involve a number of risks and uncertainties. Words such as “may,” “expects,” “intends,” “anticipates,” “believes,” “estimates,” “plans,” “seeks,” “could,” “should,” “continue,” “will,” “potential,” “projects” and similar expressions are intended to identify such forward-looking statements. Readers are cautioned that these forward-looking statements speak only as of the date on which the document in which they appear is filed with the Securities and Exchange Commission (“SEC”), and, except as required by law, Vermillion, Inc. (“Vermillion” and together with its subsidiaries, the “Company”, “we”, “our”, or “us”) does not assume any obligation to update, amend or clarify them to reflect events, new information or circumstances occurring after such dates.

Examples of forward-looking statements regarding our business include the following:

•	projections or expectations regarding our future revenue, cost of revenue, operating expenses, results of operations and financial condition;
•	our plan to broaden our commercial focus from ovarian cancer to differential diagnosis of women with a range of gynecological disorders;
•	expected timing of the implementation of our strategy;
•

intentions to address clinical questions related to early disease detection, treatment response, monitoring of disease progression, prognosis and other issues in the fields of oncology and women’s health;

•	anticipated efficacy of our products, product development activities and product innovations;
•	plans with respect to ASPiRA LABS, Inc. (“ASPiRA LABS”);
•	plans with respect to OVA2 and OvaX;
•	plans to develop and implement LDTs at ASPiRA LABS;
•	expectations regarding the transition of OVA1 U.S. testing services to ASPiRA LABS;
•	expectations regarding existing and future collaborations and partnerships;
•	achieving milestones in product development and pending regulatory submissions;

•	our ability to commercialize OVA1 in other countries;
•	anticipated future losses and our ability to continue as a going concern;
•	expected levels of expenditures;
•	expected market adoption of our diagnostic tests, including OVA1;
•	the amount of financing anticipated to be required to fund our planned operations; and
•	our expected reimbursement for our products, and our ability to obtain such reimbursement, from third-party payers such as private insurance companies and government insurance plans.

Forward-looking statements are subject to significant risks and uncertainties, including those discussed in Part I, Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q, that could cause actual results to differ materially from those projected in such forward-looking statements due to various factors, including our ability to increase the volume of OVA1 sales; our ability to market our test through sales channels other than Quest Diagnostics Incorporated (“Quest Diagnostics”) including ASPiRA LABS; uncertainty in how we recognize future revenue following termination of the Quest Diagnostics Strategic Alliance Agreement; failures by third-party payers to reimburse OVA1 or changes or variances in reimbursement rates; our ability to secure additional capital on acceptable terms to execute our business plan; our ability to commercialize OVA1 outside the United States; in the event that we succeed in commercializing OVA1 outside the United States, the political, economic and other conditions affecting other countries (including foreign exchange rates); our ability to develop and commercialize additional diagnostic products and achieve market acceptance with respect to these products; our ability to compete successfully; our ability to obtain any regulatory approval required for our future diagnostic products; our or our suppliers’ ability to comply with United States Food and Drug Administration (“FDA”) requirements for production, marketing and post-market monitoring of our products; further improvements to our manufacturing operations may be required that could entail additional costs; our ability to maintain sufficient or acceptable supplies of immunoassay kits from our suppliers; our ability to continue to develop, protect and promote our proprietary technologies; future litigation against us, including infringement of intellectual property and product liability exposure; our ability to retain key employees; business interruptions; legislative actions resulting in higher compliance costs; changes in healthcare policy; our ability to comply with environmental laws; our ability to generate sufficient demand for ASPiRA LABS’ services to cover its operating costs; our ability to comply with the additional laws and regulations that apply to us in connection with the operation of ASPiRA LABS; and our ability to comply with FDA regulations that relate to our products and to obtain any FDA clearance or approval required to develop and perform laboratory-developed tests (“LDTs”).  We believe it is important to communicate our expectations to our investors. However, there may be events in the future that we are not able to accurately predict or that we do not fully control that could cause actual results to differ materially from those expressed or implied in our forward-looking statements.

Overview

Our Company

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

During the first phase, we expanded our leadership team by hiring new heads of sales and customer experience, managed markets, marketing and operations, a chief information officer, a chief medical officer and a chief executive officer. In addition, we expanded our commercial strategy, reestablished medical and advisory support, rebuilt our patient advocacy strategy and established a billing system and a payer strategy outside of our relationship with Quest Diagnostics.  During the second phase, we completed the process of obtaining licensure of ASPiRA LABS in all of the states that require licenses and plan to establish our own payer coverage for OVA1 and launch a second-generation OVA1 test, known as OVA2 (predicated on receipt of clearance from the FDA). In the third phase we plan to commercialize OVA2 by utilizing the full national licensure of ASPiRA LABS, managed care coverage in select markets, our sales force and existing customer base.  Unlike OVA1, OVA2 uses a global testing platform, which will allow OVA2 to be deployed internationally.  We also plan to develop an LDT product series, which we refer to internally as OvaX. We anticipate that OvaX will include not only biomarkers and other diagnostics, but also clinical risk factors and patient history data in order to boost predictive value.

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

Our lead product, OVA1, is a blood test designed to, in addition to a physician’s clinical assessment of a woman with a pelvic mass, identify women who are at high risk of having a malignant ovarian tumor prior to planned surgery.  The FDA cleared OVA1 in September 2009, and we commercially launched OVA1 in March 2010. We have completed development and validation work on a second-generation biomarker panel known as OVA2, which is intended to maintain our product’s high sensitivity while improving specificity. We submitted our 510(k) clearance application for OVA2 to the FDA on March 6, 2015, with the goal of commencing the marketing and sale of the panel in the second half of 2015.  We have received a request for additional information about this submission from the FDA and, as of the date of the filing of this Quarterly Report on Form 10-Q, we are in the process of responding to the FDA’s request.  OVA2 uses the Roche Cobas 6000 platform.

In June 2014, Vermillion launched ASPiRA LABS, a Clinical Laboratory Improvements Amendments of 1988 (“CLIA”) certified national laboratory based near Austin, Texas, which specializes in applying biomarker-based technologies to address critical needs in the management of gynecologic cancers. ASPiRA LABS provides expert diagnostic services using a state-of-the-art biomarker-based diagnostic algorithm to inform clinical decision making and advance personalized treatment plans. The lab currently processes our OVA1 test, and we expect the lab to process the CA 125-II test (which is marketed and sold by a third party) in the future in specific markets.  We plan to expand the testing provided by ASPiRA LABS to other gynecologic conditions with high unmet need.  We also plan to develop and perform LDTs at ASPiRA LABS. ASPiRA LABS currently holds a CLIA Certificate of Registration and a state laboratory license in California, Florida, Maryland, New York, Pennsylvania and Rhode Island. This allows the lab to process OVA1 on a national basis. The Centers for Medicare & Medicaid Services issued a provider number to ASPiRA LABS on March 5, 2015.

We are focused on the execution of four core strategic business drivers in ovarian cancer diagnostics to build long-term value for our investors:

•

Maximizing the existing OVA1 opportunity in the United States by expanding our direct market reach beyond our current commercial agreement with Quest Diagnostics and taking the lead in payer coverage and commercialization of OVA1. This strategy included the launch of a CLIA certified clinical laboratory, ASPiRA LABS, in June 2014;

•

Improving OVA1 performance by seeking FDA clearance of a potentially better performing biomarker panel while migrating OVA1 to a global testing platform, thus potentially allowing for better domestic market penetration and international expansion;

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

Our Product

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

 On March 11, 2015, we reached a settlement agreement with Quest Diagnostics that terminated all disputes related to the Strategic Alliance Agreement and our prior loan agreement with Quest Diagnostics.  We also entered into a new commercial agreement with Quest Diagnostics.  Pursuant to this agreement, substantially all OVA1 U.S. testing services for Quest Diagnostics customers were transferred to Vermillion’s wholly-owned subsidiary, ASPiRA LABS, as of August 10, 2015. We expect Quest Diagnostics to transfer all remaining OVA1 U.S. testing services to ASPiRA LABS during 2015 while continuing to provide blood draw and logistics support by transporting specimens from its clients to ASPiRA LABS for testing through at least March 11, 2017.  Quest Diagnostics will receive a fee for collection and logistic support services it provides.  Per the terms of the new commercial agreement, we will not offer to existing or future Quest Diagnostics customers CA 125-II or other tests that Quest Diagnostics offers.

On March 27, 2015, we announced initial results from a cost-effectiveness analysis study which was presented in a poster at the Annual Meeting of the American College of Medical Quality in Alexandria, Virginia.  The study was co-authored by Dr. Robert E. Bristow and Dr. Gareth K. Forde, clinicians at the University of California at Irvine, and Dr. John Hornberger, a leading health economist at Stanford University School of Medicine. The new study, entitled: “Cost Effectiveness Analysis of a Multivariate Index Assay compared to Modified ACOG Criteria and CA-125 in the Triage of Women with Adnexal Masses”, compared the cost-effectiveness of triaging ovarian masses using OVA1 versus two important clinical benchmarks: the CA-125 biomarker and the modified ACOG (American College of Obstetricians and Gynecologists) guideline for ovarian cancer risk assessment (“mod-ACOG”).

Study endpoints included treatment costs, quality-adjusted life-years (“QALYs”) and incremental cost-effectiveness ratio (“ICER”). The health economic model utilized OVA1 performance data from the OVA500 prospective trial, published survival, cost and QALY parameters, and a best-practice patient management decision tree. Several important health economic and quality outcomes conclusions were reported in the study:

•	Use of OVA1 resulted in fewer projected re-operations and pre-treatment CT scans versus CA 125-II or mod-ACOG,
•	OVA1 was QALY-increasing and cost-effective relative to CA 125-II or mod-ACOG,
•	ICERs of $12,189/QALY and $35,094/QALY were calculated for OVA1 versus CA 125-II and mod-ACOG, respectively, resulting in a “cost-effective” outcome based on the $50,000 threshold, and
•

Relative to the best-practice mod-ACOG benchmark, OVA1 projected an annual increase in patient survival and QALY in excess of 1,000 years, when the surgical cohort was projected to national annual adnexal mass surgeries including about 22,000 new cases of ovarian cancer.

On April 14, 2015, we announced the initiation of a strategic collaboration with Kaiser Permanente's Southern California Permanente Medical Group in order to enhance the diagnosis and treatment of ovarian cancer. The ultimate goal of this collaboration is to create a "best practice" for identification and "first time right" treatment of patients with ovarian cancer. The first phase of this partnership is focused on retrospective benchmarking of ovarian cancer care across the Kaiser-Permanente system in Southern California. The study will be directed from within the Women and Children’s Service Line of Kaiser Permanente, Orange County. Subsequent phases are expected to include the opportunity to collaborate further in identifying a role for innovative diagnostics, such as OVA1 and OVA2, in informing ovarian cancer treatment decisions to better serve patients and optimize the effectiveness of healthcare delivery.

On May 14, 2015, we announced publication of two abstracts reporting initial positive top-line results regarding the development and validation of OVA2, Vermillion’s second-generation OVA1 ovarian cancer triage test. The results were presented in two posters at the 2015 American Society for Clinical Oncology annual meeting on May 29 through June 2, 2015.

The abstracts represent the first publication of data from the development of OVA2. The data show significant improvement in OVA2 specificity compared to OVA1, while maintaining strong sensitivity (92% for OVA1 in a 2013 study). Our goal is to launch OVA2 by the third quarter of 2015, dependent on successful and timely FDA clearance.

Highlights of the abstracts are as follows:

+
Validation Study† (N=493)	OVA1	OVA2 (MIA2G)	Variance	% Variance
Sensitivity	n.s. (not significantly different)
Specificity	53.6%	69.1%	+15.5%*	+28.9%
Positive predictive value	31.4%	40.4%	+9.0%*	+28.7%
Negative predictive value	n.s. (not significantly different)
False positive rate	46.4%	30.9%	(15.5%)*	(33.4%)
Overall clinical accuracy†	60.9%	73.2%	+12.3%	+20.2%

†Risk stratification performance, for analytical purposes only; OVA1/OVA2 are not standalone diagnostic tests

*Statistically significant difference (p<0.001); n.s. Difference not statistically significant (p≥0.05)

On May 21, 2015 we announced that the Company was approved for a product development grant from the Cancer Prevention and Research Institute of Texas (“CPRIT”) for $7,500,000, to help fund the Company's new multi-site pelvic mass registry. The grant would assist the Company in creating a first-in-kind clinical registry of patients undergoing evaluation, diagnosis, treatment and follow-up for pelvic masses that may lead to gynecologic malignancy. Receipt of the grant award is subject to execution of a grant contract on terms acceptable to both Vermillion and CPRIT which may include such terms as payment of future product royalties to CPRIT by Vermillion.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates as disclosed in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Results of Operations - Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

The selected summary financial and operating data of the Company for the three months ended June  30, 2015 and 2014 were as follows:

	Three Months Ended June 30,		Increase (Decrease)
(dollars in thousands)	2015	2014	Amount	%
Revenue:
Product	$535	$211	$324	154
License	-	113	(113)	—
Total revenue	535	324	211	65
Cost of revenue:
Product	574	88	486	552
Total cost of revenue	574	88	486	552
Gross profit	(39)	236	(275)	(117)
Operating expenses:
Research and development	919	1,057	(138)	(13)
Sales and marketing	2,559	2,766	(207)	(7)
General and administrative	1,331	1,971	(640)	(32)
Total operating expenses	4,809	5,794	(985)	(17)
Loss from operations	(4,848)	(5,558)	710	(13)
Interest income	6	12	(6)	(50)
Other expense, net	(7)	(9)	2	(22)
Net loss	(4,849)	(5,555)	706	(13)

Product Revenue.  Product revenue was $535,000 for the three months ended June 30, 2015 compared to $211,000 for the same period in 2014.  As a result of our March 11, 2015 agreement with Quest Diagnostics, we now realize all product revenue at the time the OVA1 test is performed. During the three months ended June 30, 2014, we recognized product revenue for the sale of OVA1 through Quest Diagnostics at only a $50 fixed fee per test. The number of OVA1 tests performed by Quest Diagnostics decreased 9% to approximately 3,829 OVA1 tests during the three months ended June 30, 2015 compared to approximately 4,223 OVA1 tests for the same period in 2014. In addition, ASPiRA LABS performed 274 OVA1 tests during the three months ended June 30, 2015.  Total OVA1 tests performed during the three months ended June 30, 2015 were 4,103. Product revenue for the three months ended June 30, 2015 consisted of $483,000 from the tests performed by Quest Diagnostics and included $52,000 of revenue recognized based on ASPiRA LABS’ cash collections. We expect product revenue to decrease in the third quarter of 2015 as we transition volume from Quest Diagnostics to ASPiRA LABS.  ASPiRA LABS recognizes revenue on the cash basis and thus recognition of revenue lags the performance of an OVA1 test.

License Revenue.  There was no license revenue recognized for the three months ended June 30, 2015 compared to $113,000 for the same period in 2014. We do not expect to recognize any license revenue in future quarters.

Cost of Revenue.  Cost of product revenue was $574,000 for the three months ended June 30, 2015 compared to $88,000 for the same period in 2014. The $486,000 increase is related to the ongoing costs of operating ASPiRA LABS.  ASPiRA LABS opened on June 23, 2014 so only one week of its operating cost was included in the comparable prior year quarter. We expect the cost of revenue to increase significantly in future periods due to ongoing costs of operating ASPiRA LABS and performing higher volumes of OVA1 testing.

Research and Development Expenses.  Research and development expenses represent costs incurred to develop our technology and carry out clinical studies, and include personnel-related expenses, regulatory costs, reagents and supplies used in research and development laboratory work, infrastructure expenses, contract services and other outside costs.  Research and development expenses also include costs related to activities performed under contracts with our collaborators and strategic partners. Research and development expenses for the three months ended June 30, 2015 decreased $138,000, or 13% compared to the same period in 2014. This decrease was primarily due to a decrease in costs associated with our collaboration with Johns Hopkins University School of Medicine since we completed the development of OVA2 partially offset by increased costs of internal investment in on-site and off-site research and development activities to fuel our 2015 and 2016 pipeline. We expect research and development expense to increase in future periods as we continue to invest in our product pipeline, including initiation of a new clinical registry study.

Sales and Marketing Expenses.  Our sales and marketing expenses consist primarily of personnel-related expenses, education and promotional expenses, and infrastructure expenses.  These expenses include the costs of educating physicians, laboratory personnel and other healthcare professionals regarding OVA1. Sales and marketing expenses also include the costs of sponsoring continuing medical education, medical meeting participation, and dissemination of scientific and health economic publications. Sales and marketing expenses decreased  $207,000, or 7%, for the three months ended June 30, 2015 compared to the same period in 2014. The decrease was primarily due to costs for the branding of and marketing for ASPiRA LABS not being repeated in 2015.  ASPiRA LABS opened in June 2014.

General and Administrative Expenses.  General and administrative expenses consist primarily of personnel-related expenses, professional fees and other costs, including legal, finance and accounting expenses and other infrastructure expenses. General and administrative expenses decreased by $640,000, or 32%, for the three months ended June 30, 2015 compared to the same period in 2014. The decrease was primarily due to $433,000 of pre-opening costs for ASPiRA LABS and the $416,000 cost of severance for our former President and Chief Executive Officer in 2014 not being repeated in 2015 partially offset by increased headcount in 2015.

Results of Operations - Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

The selected summary financial and operating data of the Company for the six months ended June 30, 2015 and 2014 were as follows:

	Six Months Ended June 30,		Increase (Decrease)
(dollars in thousands)	2015	2014	Amount	%
Revenue:
Product	$1,170	$402	$768	191
License	316	227	89	39
Total revenue	1,486	629	857	136
Cost of revenue:
Product	1,065	143	922	645
Total cost of revenue	1,065	143	922	645
Gross profit	421	486	(65)	(13)
Operating expenses:
Research and development	2,024	2,210	(186)	(8)
Sales and marketing	4,776	4,870	(94)	(2)
General and administrative	2,731	2,959	(228)	(8)
Total operating expenses	9,531	10,039	(508)	(5)
Loss from operations	(9,110)	(9,553)	443	(5)
Interest income	15	26	(11)	(42)
Other income (expense), net	109	(15)	124	(827)
Net loss	(8,986)	(9,542)	556	(6)

Product Revenue.  Product revenue was $1,170,000 for the six months ended June 30, 2015 compared to $402,000 for the same period in 2014.  As a result of our March 11, 2015 agreement with Quest Diagnostics, we now realize all product revenue at the time the OVA1 test is performed. During the six months ended June  30, 2014, we recognized product revenue for the sale of OVA1 through Quest Diagnostics at only a $50 fixed fee per test. The number of OVA1 tests performed by Quest Diagnostics decreased 8% to 7,396 OVA1 tests during the six months ended June  30, 2015 compared to approximately 8,040 OVA1 tests for the same period in 2014. In addition, ASPiRA LABS performed 490 OVA1 tests during the six months ended June  30, 2015.  Total OVA1 tests performed during the six months ended June  30, 2015 were 7,886. Product revenue for the six months ended June  30, 2015 also included the one-time recognition of $163,000 in deferred product revenue upon the signing of our new agreement with Quest Diagnostics on March 11, 2015. We expect product revenue to decrease in the third quarter of 2015 as we transition volume from Quest Diagnostics to ASPiRA LABS.  ASPiRA LABS recognizes revenue on the cash basis and thus recognition of revenue lags the performance of an OVA1 test.  In addition, we do not expect any one-time revenue items in the third quarter of 2015.

Cost of Revenue.  Cost of product revenue increased $922,000 or 645% compared to the six months ended June 30, 2015 compared to the same period in 2014.  The increase is related to the ongoing costs of operating ASPiRA LABS.  ASPiRA LABS opened on June 23, 2014 so only one week of cost was included in the comparable prior year period. We expect the cost of revenue to increase significantly in future periods due to ongoing costs of operating ASPiRA LABS and performing higher volumes of OVA1 testing.

Research and Development Expenses.  Research and development expenses represent costs incurred to develop our technology and carry out clinical studies, and include personnel-related expenses, regulatory costs, reagents and supplies used in research and development laboratory work, infrastructure expenses, contract services and other outside costs.  Research and development expenses also include costs related to activities performed under contracts with our collaborators and strategic partners. Research and development expenses for the six months ended June 30, 2015 decreased $186,000, or 8%, compared to the same period in 2014.  This decrease was primarily due to a decrease in costs associated with our collaboration with Johns Hopkins University School of Medicine since we completed the development of OVA2.

Sales and Marketing Expenses.  Our sales and marketing expenses consist primarily of personnel-related expenses, education and promotional expenses, and infrastructure expenses.  These expenses include the costs of educating physicians, laboratory personnel and other healthcare professionals regarding OVA1. Sales and marketing expenses also include the costs of sponsoring continuing medical education, medical meeting participation, and dissemination of scientific and health economic publications. Sales and marketing expenses were consistent for the six months ended June 30, 2015 compared to the same period in 2014.

General and Administrative Expenses.  General and administrative expenses consist primarily of personnel-related expenses, professional fees and other costs, including legal, finance and accounting expenses and other infrastructure expenses. General and administrative expenses decreased by $228,000, or 8%, for the six months ended June 30, 2015 compared to the same period in 2014.  The decrease was primarily due to $433,000 of pre-opening costs for ASPiRA LABS and the $416,000 cost of severance for our former President and Chief Executive Officer in 2014 not being repeated in 2015. The change was partially offset by increases in personnel costs as we added three core positions, legal expenses and costs associated with billing for tests performed by ASPiRA LABS.

Other Income (Expense), Net.  Other income was $109,000 for the six months ended June  30, 2015 compared to other expense of $15,000 in the same period in 2014.  Other income for the six months ended June  30, 2015 related to recognition of one-time items related to the March 11, 2015 agreement with Quest Diagnostics.

Liquidity and Capital Resources

We plan to continue to expend resources in the selling and marketing of OVA1 and developing additional diagnostic tests.

We have incurred significant net losses and negative cash flows from operations since inception. At June 30, 2015, we had an accumulated deficit of $360,459,000 and stockholders’ equity of $9,221,000. As of June 30, 2015, we had $10,878,000 of cash and cash equivalents and $3,114,000 of current liabilities.

On July 17, 2015 we completed the sale of 9,602,500 shares of Vermillion common stock, at a price to the public of $1.96 per share, including 1,252,500 shares sold pursuant to the full exercise of the underwriters' option to purchase additional shares, in an underwritten public offering at a price of $1.96 per share.  We expect net proceeds from the offering will be approximately $17,500,000 after deducting underwriting discounts and offering expenses.

Our management believes that the Company’s working capital position as of the date of the filing of this Quarterly Report on Form 10-Q, including the proceeds from the July 2015 public offering, will be sufficient to meet the Company’s working capital needs for at least the next 12 months.  However, we expect cash for OVA1 tests to be our only material, recurring source of cash in 2015. There can be no assurance that we will achieve or sustain profitability or positive cash flow from operations. In addition, there is no assurance of our ability to generate substantial revenues and cash flows from ASPiRA’s operations.

   In the event we seek additional capital in the future, equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants and dilution to stockholders. If we obtain additional funds through arrangements with collaborators or strategic partners, we may be required to relinquish our rights to certain technologies or products that we might otherwise seek to retain. Additional funding may not be available when needed or on terms acceptable to us.

Cash and cash equivalents as of June 30, 2015 and December 31, 2014, were $10,878,000 and $22,965,000 respectively.  Working capital was $8,596,000 and $18,747,000 at June 30, 2015 and December 31, 2014 respectively.

Net cash used in operating activities was $9,467,000 for the six months ended June 30, 2015 resulting primarily from the net loss reported of $8,986,000 and changes in operating assets and liabilities of $563,000.

Net cash used in operating activities was $7,254,000 for the six months ended June 30, 2014 resulting primarily from the net loss reported of $9,542,000 partially offset by changes in operating assets and liabilities including a $1,536,000 increase in accounts payable and accrued liabilities.

Net cash used in investing activities was  $140,000 and $83,000 for the six months ended June 30, 2015 and 2014, respectively. This increase resulted from purchases of property and equipment.

Net cash used in financing activities was $2,480,000 for the six months ended June 30, 2015 compared to $19,000 of net cash provided by financing activities in the same period in 2014.  The increase in cash used in financing activities resulted primarily from the repurchase of common stock of $1,291,000, the repayment of short-term debt of $1,069,000 and $122,000 of offering expenses relating to our December 2014 private placement. Net cash provided by financing activities for the six months ended June 30, 2014 consisted of proceeds from stock option exercises.

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

We have significant net operating loss (“NOL”) carryforwards as of June  30, 2015 for which a full valuation allowance has been provided due to our history of operating losses. Our ability to use our net NOL credit carryforwards may be restricted due to ownership change limitations occurring in the past or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended, as well as similar state provisions. These ownership changes may also limit the amount of NOL credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively.

Off-Balance Sheet Arrangements

As of June  30, 2015, we had no off-balance sheet arrangements that are reasonably likely to have a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Per Item 305(e) of Regulation S-K, information is not required.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures.

Our senior management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Management, including our Chief Executive Officer and Chief Accounting Officer, performed an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2015.  Based on this evaluation, our Chief Executive Officer and Chief Accounting Officer have concluded that as of June 30, 2015, our disclosure controls and procedures were effective.

Changes in internal controls over financial reporting.

There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

In the ordinary course of business, we may periodically become subject to legal proceedings and claims arising in connection with ongoing business activities. The results of litigation and claims cannot be predicted with certainty, and unfavorable resolutions are possible and could materially and adversely affect our results of operations, cash flows and financial position. In addition, regardless of the outcome, litigation could have an adverse impact on us because of defense costs, diversion of management resources and other factors. While the outcome of these proceedings and claims cannot be predicted with certainty, there are no matters, as of June 30, 2015, that, in the opinion of management, will have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 1A. RISK FACTORS

Investing in our securities involves a high degree of risk. You should carefully consider the following risk factors and uncertainties together with all of the other information contained in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K, including our audited consolidated financial statements and the accompanying notes in Part II Item 8, “Financial Statements and Supplementary Data.”  If any of the following risks materializes, our business, financial condition,  results of operations and growth prospects could be materially adversely affected, and the value of an investment in our common stock may decline significantly. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also materially adversely affect our business, financial condition, results of operations and growth prospects.

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

Virtually all of our product revenue in 2014 was dependent on the amount Quest Diagnostics received from third-party payers for performing OVA1 tests, and our future revenues will also be dependent upon third party reimbursement. Insurance coverage and reimbursement rates for diagnostic tests are uncertain, subject to change and particularly volatile during the early stages of commercialization. There remain questions as to what extent third-party payers, like Medicare, Medicaid and private insurance companies will provide coverage for OVA1 and for which indications. CMS is in the process of developing payment codes and reimbursement rates under Medicare for certain next generation sequencing tests which may include certain Multianalyte Assays with Algorithmic Analyses, such as our OVA1 test.  These new payment codes and rates are expected by January 1, 2016, but there is no guarantee that CMS will issue them at that time, that the codes will cover the OVA1 test or that the payment rate will be comparable to current Medicare reimbursement levels for the test.  Such uncertainty could create payment uncertainty from other payers as well.  The reimbursement rates for OVA1 are largely out of our control.  We have had limited visibility into any specific payer-level reimbursement data for OVA1 because such data has been provided to us by Quest Diagnostics once a year as part of the annual revenue true-up process.  Quest Diagnostics has advised us that it has experienced volatility in the coverage and reimbursement of OVA1 due to contract negotiation with third-party payers and implementation requirements and that the reimbursement amounts it has received from third-party payers varies from payer to payer, and, in some cases, the variation is material. In addition, there is no guarantee that our third-party payer experience will be similar to that of Quest Diagnostics.

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

The commercialization of our products could be delayed, halted or prevented by applicable FDA regulations. If the FDA were to view any of our actions as non-compliant, it could initiate enforcement actions, such as a warning letter and possible imposition of penalties. For instance, we are subject to a number of FDA requirements, including compliance with the FDA’s Quality System Regulations “QSR” requirements, which establish extensive requirements for quality assurance and control as well as manufacturing procedures. Failure to comply with these regulations could result in enforcement actions for us or our potential suppliers. Adverse FDA actions in any of these areas could significantly increase our expenses and reduce our revenue. We will need to undertake steps to maintain our operations in line with the FDA’s QSR requirements. Some components of OVA1 are manufactured by other companies and we are required to ensure that, to the extent that we incorporate those components into our finished OVA1 test, we use those components in compliance with QSR. Any failure to do so would have an adverse effect on our ability to commercialize OVA1. Our suppliers’ manufacturing facilities, since they manufacture finished kits that we use in OVA1, are subject to periodic regulatory inspections by the FDA and other federal and state regulatory agencies. Our facility also is subject to FDA inspection. We or our suppliers may not satisfy such regulatory requirements, and any such failure to do so may adversely affect our business, financial condition and results of operations.

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

One aspect of our business plan is to develop diagnostic tests based on certain biomarkers, which we have the right to utilize through licenses with our academic collaborators, such as Johns Hopkins University School of Medicine and the University of Texas M.D. Anderson Cancer Center. In some cases, our collaborators own the entire right to the biomarkers. In other cases, we co-own the biomarkers with our collaborators. If, for some reason, we lose our license to biomarkers owned entirely by our collaborators, we may not be able to use those biomarkers in diagnostic tests. If we lose our exclusive license to biomarkers co-owned by us and our collaborators, our collaborators may license their share of the intellectual property to a third party that may compete with us in offering diagnostic tests, which would materially adversely affect our business, results of operations and financial condition.

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

In March 2010, President Barack Obama signed the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (collectively, the “PPACA”).  Pursuant to the PPACA, beginning in 2013, each medical device manufacturer has paid a sales tax in an amount equal to 2.3% of the price for which such manufacturer sells its medical devices. The PPACA also mandated a reduction in payments of 1.75% for the years 2011 through 2015 for clinical laboratory services paid under the Medicare Clinical Laboratory Fee Schedule. This adjustment was in addition to a productivity adjustment to the Clinical Laboratory Fee Schedule.  In April 2014, President Barack Obama signed the Protecting Access to Medicare Act of 2014, which halted certain reductions in payment mandated by the PPACA as well as certain CMS policies, and will instead establish a market-based reimbursement system for clinical laboratories beginning in 2017 and require reporting of certain private payer reimbursement data by laboratories beginning in 2016.  CMS also issued various regulations and guidance generally effective January 1, 2014 that limited reimbursement for clinical laboratory tests as a general matter, but permitted the continued ability for CMS to pay for Multianalyte Assays with Algorithmic Analyses in certain circumstances. In addition to these changes, a number of states are also contemplating significant reform of their healthcare policies. We cannot predict whether future healthcare initiatives will be implemented at the federal or state level, or the effect any future legislation or regulation will have on us. The taxes imposed by the PPACA have resulted in decreased profits to us and lower reimbursements by payers for our tests. Other changes to healthcare laws may adversely affect our business, financial condition and results of operations.

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

In the future, we plan to develop and perform LDTs at ASPiRA LABS. If the FDA finalizes its October 3, 2014 draft guidance documents that outline the FDA’s proposal to actively regulate LDTs, we may need to obtain a 510(k) clearance or pre-market approval for our future LDTs, and there is no guarantee that we would ever procure the needed FDA clearance or approval. We also would need to comply with ongoing regulatory requirements.

We intend to develop and perform LDTs at ASPiRA LABS. The FDA has historically exercised enforcement discretion and not required approvals or clearances for LDTs. However, on October 3, 2014, the FDA issued two draft guidance documents, entitled “Framework for Regulatory Oversight of Laboratory Developed Tests (LDTs)” and “FDA Notification and Medical Device Reporting for Laboratory Developed Tests (LDTs),” respectively, that set forth a proposed risk-based regulatory framework that would apply varying levels of FDA oversight to LDTs.

According to the draft guidance documents, all laboratories with LDTs—except for those only performing forensic testing or certain LDTs for transplantation—would need to comply with some basic statutory requirements, regardless of the risks of the tests, including adverse event reporting, corrections and removals reporting and registration and listing or notification.

In addition, “high” and “moderate” risk tests not subject to an exemption will need to be the subject of a PMA or 510(k) submitted to the FDA in a phased-in manner. High-risk tests are those that are classified as Class III devices. Within those high-risk devices, the FDA identifies the “highest risk devices” as (1) LDTs with the same intended use as an approved or cleared companion diagnostic; (2) LDTs with the same intended use as an FDA-approved Class III device; and (3) certain LDTs for determining safety and effectiveness of blood or blood products. Moderate-risk tests are those that are classified as Class II devices.

The FDA has indicated that it does not intend to modify its policy of enforcement discretion until the draft guidance documents are finalized. It is unclear at this time when, or if, the draft guidance documents will be finalized, and, if so, how the final framework might differ from the proposal. In addition, the new regulatory requirements are proposed to be phased-in consistent with the schedule set forth in the guidance documents for tests that are on the market at the time the guidance documents are finalized.

Legislative proposals addressing the FDA’s oversight of LDTs have been previously introduced, and we expect that new legislative proposals will be introduced from time to time. The likelihood that Congress will pass such legislation and the extent to which such legislation may affect the FDA’s plans to regulate LDTs as medical devices is difficult to predict.

Even before the FDA finalizes such guidance documents, the FDA may assert that a test that we believe to be an LDT is not an LDT and could require us to seek clearance or approval to offer such tests for clinical use. If the FDA pre-market review or approval is required for any of the future LDTs we may develop, we may be forced to stop selling our tests or be required to modify claims or make such other changes while we work to obtain FDA clearance or approval. Our business would be negatively affected until such review is completed and clearance to market or approval is obtained.

If pre-market review is required by the FDA or if we decide to voluntarily pursue FDA pre-market review of our future LDTs, there can be no assurance that any tests we develop in the future will be cleared or approved on a timely basis, if at all. Obtaining FDA clearance or approval for diagnostics can be expensive, time consuming and uncertain, and for higher-risk devices generally takes several years and requires detailed and comprehensive scientific and clinical data. In addition, medical devices are subject to ongoing FDA obligations and continued regulatory oversight and review. Ongoing compliance with FDA regulations for those tests would increase the cost of conducting our business and subject us to heightened regulation by the FDA and penalties for failure to comply with these requirements.

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

According to information provided on Schedules 13D and 13G, five persons beneficially owned approximately 65% of our outstanding shares of common stock as of July 31, 2015, and under a May 2013 stockholders agreement, two of these persons have certain rights to designate a director to be nominated by us to serve on the Board of Directors.  As a result, these stockholders will be able to affect the outcome of, or exert significant influence over, all matters requiring stockholder approval, including the election and removal of directors and any change in control. In particular, this concentration of ownership of our common stock could have the effect of delaying or preventing a change in control of us or otherwise discouraging or preventing a potential acquirer from attempting to obtain control of us. This, in turn, could have a negative effect on the market price of our common stock. It could also prevent our stockholders from realizing a premium over the market prices for their shares of common stock. Moreover, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders. The concentration of ownership also contributes to the low trading volume and volatility of our common stock.

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

As of June 30, 2015, we had 42,271,192 shares of our common stock outstanding and 4,373,372 shares of our common stock reserved for future issuance to employees, directors and consultants pursuant to our employee stock plans, which excludes 2,555,311 shares of our common stock that were subject to outstanding options. In addition, as of June 30, 2014, warrants to purchase 4,608,000 shares of our common stock were outstanding.  These warrants are exercisable at the election of the holders thereof at an average exercise price of $1.96 per share.

The exercise of all or a portion of our outstanding options and warrants will dilute the ownership interests of our stockholders. Furthermore, future sales of substantial amounts of our common stock in the public market, or the perception that such sales are likely to occur, could affect prevailing trading prices of our common stock.

 Item 6.   Exhibits

(a)   The following exhibits are filed or incorporated by reference with this report as indicated below:

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

3.1	Fourth Amended and Restated Certificate of Incorporation of Vermillion, Inc. dated January 22, 2010	8-K	000-31617	3.1	January 25, 2010
3.2	Certificate of Amendment of Fourth Amended and Restated Certificate of Incorporation, effective June 19, 2014	10-Q	001-34810	3.2	August 14, 2014
3.3	Fifth Amended and Restated Bylaws of Vermillion, Inc., effective June 19, 2014	10-Q	001-34810	3.3	August 14, 2014

10.1	Share Repurchase Agreement, dated as of June 17, 2015, by and between Vermillion, Inc. and Quest Diagnostics Incorporated	8-K	001-34810	99.1	June 18, 2015
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					(1)
31.2	Certification of the Chief Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					(1)
32.1	Certification of the Chief Executive Officer and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					(1)
101	Interactive Data Files					(1)

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vermillion, Inc.
Date: August 13, 2015	/s/ Valerie B. Palmieri
Valerie B. Palmieri President and Chief Executive Officer (Principal Executive Officer)
Date: August 13, 2015	/s/ Eric J. Schoen
Eric J. Schoen Vice President, Finance and Chief Accounting Officer (Principal Financial Officer)