Form 10-Q
period 2015-09-30
VERMILLION, INC.
filed 2015-11-12
CIK 926617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON,  DC 20549

FORM 10-Q

(Mark One)

☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☑ No ☐

As of October  31, 2015, the registrant had 52,009,716 shares of common stock, par value $0.001 per share, outstanding.

VERMILLION, INC.

FORM 10-Q

Vermillion, OVA1 and Overa are registered trademarks of Vermillion, Inc.

PART I - FINANCIAL INFORMATION

Item 1.Financial Statements

Vermillion, Inc.

Consolidated Balance Sheets

(Amounts in Thousands, Except Share and Par Value Amounts)

(Unaudited)

	September 30,	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$23,974	$22,965
Accounts receivable	68	167
Prepaid expenses and other current assets	411	526
Inventories	81	-
Total current assets	24,534	23,658
Property and equipment, net	765	508
Other assets	90	8
Total assets	$25,389	$24,174
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$803	$1,123
Accrued liabilities	2,245	2,201
Short-term debt	-	1,106
Deferred revenue	-	489
Other current liabilities	154	-
Total current liabilities	3,202	4,919
Lease obligation - long term	71	-
Total liabilities	3,273	4,919
Commitments and contingencies (Note 3)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued
and outstanding at September 30, 2015 and December 31, 2014	-	-
Common stock, $0.001 par value, 150,000,000 shares authorized at September 30, 2015 and December 31, 2014; 52,009,716 and 43,115,790 shares issued and
outstanding at September 30, 2015 and December 31, 2014, respectively	52	43
Additional paid-in capital	387,669	370,685
Accumulated deficit	(365,605)	(351,473)
Total stockholders’ equity	22,116	19,255
Total liabilities and stockholders’ equity	$25,389	$24,174

See accompanying notes to the unaudited consolidated financial statements.

Vermillion, Inc.

Consolidated Statements of Operations

(Amounts in Thousands, Except Share and Per Share Amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue:
Product	$330	$209	$1,500	$611
License	-	114	316	341
Total revenue	330	323	1,816	952
Cost of revenue:
Product	757	606	1,822	749
Total cost of revenue	757	606	1,822	749
Gross profit (loss)	(427)	(283)	(6)	203
Operating expenses:
Research and development(1)	874	1,263	2,898	3,473
Sales and marketing(2)	2,462	2,762	7,238	7,632
General and administrative(3)	1,380	1,281	4,111	4,240
Total operating expenses	4,716	5,306	14,247	15,345
Loss from operations	(5,143)	(5,589)	(14,253)	(15,142)
Interest income	11	8	26	34
Other income (expense), net	(14)	(10)	95	(25)
Net loss	$(5,146)	$(5,591)	$(14,132)	$(15,133)
Net loss per share - basic and diluted	$(0.10)	$(0.16)	$(0.31)	$(0.42)
Weighted average common shares used to compute basic and diluted net loss per common share	50,297,031	35,913,580	45,483,889	35,865,089
Non-cash stock-based compensation expense included in operating expenses:
(1) Research and development	$44	$32	$107	$103
(2) Sales and marketing	81	164	154	233
(3) General and administrative	420	159	648	518

See accompanying notes to the unaudited consolidated financial statements.

Vermillion, Inc.

Consolidated Statements of Cash Flows

(Amounts in Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(14,132)	$(15,133)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on extinguishment of debt	(37)	-
Non-cash license revenue	(316)	(341)
Depreciation and amortization	197	93
Stock-based compensation expense	908	832
Warrants issued for services	-	22
Changes in operating assets and liabilities:
Accounts receivable	99	194
Prepaid expenses and other assets	33	(564)
Inventories	(81)	-
Accounts payable, accrued liabilities and other liabilities	(278)	1,398
Deferred revenue	(173)	901
Net cash used in operating activities	(13,780)	(12,598)
Cash flows from investing activities:
Purchase of property and equipment	(222)	(232)
Net cash used in investing activities	(222)	(232)
Cash flows from financing activities:
Repayment of capital lease obligations	(5)	-
Repurchase of common stock	(1,291)	-
Issuance costs related to 2014 private placement	(122)	-
Proceeds from sale of common stock, net of issuance costs	17,496	-
Repayment of short-term debt	(1,069)	-
Proceeds from issuance of common stock from exercise of stock options	2	88
Net cash provided by financing activities	15,011	88
Net increase (decrease) in cash and cash equivalents	1,009	(12,742)
Cash and cash equivalents, beginning of period	22,965	29,504
Cash and cash equivalents, end of period	$23,974	$16,762
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	2	-
Supplemental disclosure of noncash investing and financing activities:
Equipment acquired through capital lease agreements	107	-
Changes in other current liabilities related to equipment	125	-

See accompanying notes to the unaudited consolidated financial statements.

Vermillion, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1.   ORGANIZATION, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

Organization

Vermillion, Inc. (“Vermillion”; Vermillion and its wholly-owned subsidiaries are collectively referred to as the “Company”) is incorporated in the state of Delaware, and is engaged in the business of developing and commercializing diagnostic tests for gynecologic disease. In March 2010, the Company commercially launched OVA1™ risk of malignancy test for pelvic mass disease (“OVA1”). The Company distributed OVA1 through Quest Diagnostics Incorporated (“Quest Diagnostics”) (see Note 2) through August 10, 2015. Since August 10, 2015, the Company has distributed all but a nominal number of OVA1 tests distributed through Quest Diagnostics through its wholly-owned Clinical Laboratory Improvement Amendments of 1988 (“CLIA”) certified clinical laboratory, ASPiRA LABS, Inc. (“ASPiRA LABS”), which opened in June 2014.

Liquidity

The Company believes that its working capital position as of the date of the filing of this Quarterly Report on Form 10-Q will be sufficient to meet the Company’s working capital needs for at least the next 12 months.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management of the Company, all adjustments, consisting of normal recurring adjustments necessary for the fair statement of results for the periods presented, have been included. The results of operations of any interim period are not necessarily indicative of the results of operations for the full year or any other interim period.

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

In July 2015, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2015-11 Inventory (Topic 330): Simplifying the Measurement of Inventory (“ASU No. 2015-11”). ASU 2015-11 changes the measurement of inventory from the lower of cost or market to the lower of cost and net realizable value. The amendments are effective prospectively for the fiscal years, and interim reporting periods within those years, beginning on or after December 15, 2016. The Company does not anticipate a material impact on its consolidated financial statements from the adoption of this ASU.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU No. 2014-09”). ASU 2014-09 removes inconsistencies and weaknesses in revenue requirements, provides a more robust framework for addressing revenue issues, improves comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets, provides more useful information to users of financial statements through improved disclosure requirements and simplifies the preparation of financial statements by reducing the number of requirements to which an entity must refer. This guidance requires that an entity depict the consideration by applying a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. On April 1, 2015, the FASB voted for a one-year deferral of the effective date of the new revenue recognition standard, ASU No. 2014-09. On July 15, 2015, the FASB affirmed these changes, which requires public entities to apply the amendments in ASU 2014-09 for annual reporting beginning after December 15, 2017. Early adoption is permitted beginning after December 31, 2016, the original effective date in ASU 2014-09. The Company is currently evaluating the impact of this ASU on its consolidated financial statements and related disclosures.

2.   AGREEMENTS WITH QUEST DIAGNOSTICS INCORPORATED

In July 2005, the Company entered into a Strategic Alliance Agreement (as amended, the “Strategic Alliance Agreement”) with Quest Diagnostics to develop and commercialize diagnostic tests, including OVA1, from the Company’s product pipeline. In connection with the Strategic Alliance Agreement, the Company entered into a credit agreement with Quest Diagnostics, pursuant to which Quest Diagnostics provided the Company with a $10,000,000 secured line of credit to be used to pay for certain costs and expenses related to activities under the Strategic Alliance Agreement. This line of credit was collateralized by certain of the Company’s intellectual property assets. The credit agreement provided for the forgiveness of portions of the amounts borrowed under the secured line of credit upon the achievement of certain milestones related to the development, regulatory approval and commercialization of certain diagnostic tests. Through December 31, 2014, the entire loan was either repaid or forgiven except for $1,106,000 which was in dispute. The dispute regarding the balance of the loan was resolved on March 11, 2015 for a payment to Quest Diagnostics totaling $1,069,000. As a result of this settlement, the Company recognized one-time items during the three months ended March 31, 2015, including product revenue of $163,000, license revenue of $202,000, gain on extinguishment of debt of $37,000 and reversal of other liabilities totaling $41,000.

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

On March 11, 2015, the Company reached a settlement agreement with Quest Diagnostics that terminated all disputes related to the Strategic Alliance Agreement and the Company’s prior loan agreement with Quest Diagnostics. The Company also entered into a new commercial agreement with Quest Diagnostics. Pursuant to this agreement, all OVA1 U.S. testing services for Quest Diagnostics customers were transferred to Vermillion’s wholly-owned subsidiary, ASPiRA LABS, as of August 10, 2015, with the exception of a nominal number of OVA1 tests distributed through Quest Diagnostics after that date. Quest Diagnostics is continuing to provide blood draw and logistics support by transporting specimens from its clients to ASPiRA LABS for testing through at least March 11, 2017 in exchange for a market value fee. Per the terms of the new commercial agreement, the Company will not offer to existing or future Quest Diagnostics customers CA 125-II or other tests that Quest Diagnostics offers.

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

3.   COMMITMENT AND CONTINGENCIES

The Company leases facilities to support its business of discovering, developing and commercializing diagnostic tests in the fields of gynecologic disease, including its principal facility and CLIA laboratory located near Austin, Texas. The Austin, Texas leases include an aggregate annual base rent of $130,000 and annual estimated common area charges, taxes and insurance of $62,000 and expire at various times prior to May 31, 2016.

On October 7, 2015, the Company entered a lease agreement for a facility in Trumbull, Connecticut. The lease includes initial payments for the buildout of leasehold improvements to the office space, which are estimated to be approximately $438,000. The term of the lease is five years beginning after the initial date of occupancy and a rent abatement period of five months. The lease includes an aggregate annual base rent of $32,000 in addition to common area charges, taxes and insurance.

In April 2015, the Company agreed to lease two laboratory instruments for a total initial payment of $250,000 and ongoing payments of approximately $7,000 per month for 36 months after delivery. The agreement also requires minimum annual purchases of reagents from the manufacturer of the equipment. As of September 30, 2015, one instrument has been delivered and placed into service.

4.   STOCKHOLDERS’ EQUITY

On July 17, 2015 the Company completed the sale of 9,602,500 shares of Vermillion common stock, including 1,252,500 shares sold pursuant to the full exercise of the underwriters' option to purchase additional shares, in an underwritten public offering at a price of $1.96 per share. The Company received net proceeds from the offering of $17,496,000 after deducting underwriting discounts and offering expenses.

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

Employee Stock-Based Compensation

During the nine months ended September 30, 2015, the Company granted to the Company’s President and Chief Executive Officer options to purchase 400,000 shares of Vermillion common stock with an exercise price of $1.95 per share. These stock options vest in 48 equal monthly instalments from the date of the grant. During the nine months ended September 30, 2015, the Company also granted to certain Vermillion officers options to purchase 275,000 shares of Vermillion common stock with an exercise price of $2.08 and granted to certain Vermillion employees options to purchase 45,000 shares of Vermillion common stock with an exercise price of $1.77. These stock options vest 25% on the first anniversary of the grant date, and the remaining stock options vest ratably over the following 36-month period. During the nine months ended September 30, 2015, the Company granted to a Vermillion officer options to purchase 150,000 shares of Vermillion common stock with an exercise price of $1.74 per share. 25% of these stock options vest on the first anniversary of the grant date, and the remaining stock options vest ratably over the following 36-month period. The Company also granted to officers and employees of the Company options to purchase 317,000 shares of Vermillion common stock with an exercise price of $2.03 per share. These stock options vest 25% on each of the four anniversaries of the grant date. The Company also granted to employees of the Company options to purchase 37,500 shares of Vermillion common stock with an exercise price of $2.05 per share. These stock options vest 25% on each of the four anniversaries of the grant date. In addition, the Company granted certain officers options to purchase 400,000 shares of Vermillion common stock with an exercise price of $2.03 per share with performance-based vesting based on certain metrics through December 31, 2016.

During the nine months ended September 30, 2015, the Company awarded 181,369 shares of restricted stock under the 2010 Plan having a fair value of approximately $370,000 to Vermillion’s Board of Directors as stock-based payment for services rendered in 2015. 50% of these shares of restricted stock vested on July 13, 2015.  25% of these shares of restricted stock vested on September 1, 2015, and the remaining 25% will vest on December 1, 2015.

During the nine months ended September 30, 2015, the Company awarded certain consultants of the Company options to purchase 50,000 shares of Vermillion common stock with an exercise price of $2.05 per share. These stock options vest in 24 equal monthly instalments from the date the consultant first provided services to the Company.

The allocation of employee stock-based compensation expense by functional area for the three and nine months ended September 30, 2015 and 2014 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2015	2014	2015	2014
Research and development	$44	$32	$107	$103
Sales and marketing	81	164	154	233
General and administrative	417	159	645	483
Total	$542	$355	$906	$819

5.   LOSS PER SHARE

The Company calculates basic loss per share using the weighted average number of common shares outstanding during the period. Because the Company is in a net loss position, diluted loss per share is calculated using the weighted average number of shares of common stock outstanding and excludes the effects of 7,972,985 and 2,563,106 potential shares of common stock as of September 30, 2015 and 2014, respectively, that are anti-dilutive. Potential shares of common stock include incremental shares of common stock issuable upon the exercise of outstanding warrants and stock options.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995.

These statements involve a number of risks and uncertainties. Words such as “may,” “expects,” “intends,” “anticipates,” “believes,” “estimates,” “plans,” “seeks,” “could,” “should,” “continue,” “will,” “potential,” “projects” and similar expressions are intended to identify such forward-looking statements. Readers are cautioned that these forward-looking statements speak only as of the date on which this Quarterly Report on Form 10-Q is filed with the Securities and Exchange Commission (“SEC”), and, except as required by law, Vermillion, Inc. (“Vermillion” and together with its subsidiaries, the “Company,” “we,” “our,” or “us”) does not assume any obligation to update, amend or clarify them to reflect events, new information or circumstances occurring after such date.

Examples of forward-looking statements regarding our business include the following:

•	projections or expectations regarding our future revenue, cost of revenue, operating expenses, results of operations and financial condition;
•	our plan to broaden our commercial focus from ovarian cancer to differential diagnosis of women with a range of gynecological disorders;
•	expected timing of the implementation of our strategy;
•	plans to establish our own payer coverage for OVA1;
•

intentions to address clinical questions related to early disease detection, treatment response, monitoring of disease progression, prognosis and other issues in the fields of oncology and women’s health;

•	plans with respect to ASPiRA LABS, Inc. (“ASPiRA LABS”);
•	plans with respect to Overa and OvaX;
•	plans to develop and perform LDTs;
•	expectations regarding existing and future collaborations and partnerships;
•	expectations regarding pending regulatory submissions;
•	anticipated liquidity and capital requirements;
•	expected expenditures; and
•	our ability to use our net operating loss carryforwards;

Forward-looking statements are subject to significant risks and uncertainties, including those discussed in Part I, Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q, that could cause actual results to differ materially from those projected in such forward-looking statements due to various factors, including our ability to increase the volume of OVA1 sales; our ability to market our test through sales channels other than Quest Diagnostics Incorporated (“Quest Diagnostics”) including ASPiRA LABS; failures by third-party payers to reimburse OVA1 or changes or variances in reimbursement rates; our ability to secure additional capital on acceptable terms to execute our business plan; our ability to commercialize Overa outside the United States; in the event that we succeed in commercializing Overa outside the United States, the political, economic and other conditions affecting other countries (including foreign exchange rates); our ability to develop and commercialize additional diagnostic products and achieve market acceptance with respect to these products; our ability to compete successfully; our ability to obtain any regulatory approval required for our future diagnostic products; our or our suppliers’ ability to comply with United States Food and Drug Administration (“FDA”) requirements for production, marketing and post-market monitoring of our products; additional costs that may be required to make further improvements to our manufacturing operations; our ability to maintain sufficient or acceptable supplies of immunoassay kits from our suppliers; our ability to continue to develop, protect and promote our proprietary technologies; future litigation against us, including infringement of intellectual property and product liability exposure; our ability to retain key employees; business interruptions; legislative actions resulting in higher compliance costs; changes in healthcare policy; our ability to comply with environmental laws; our ability to generate sufficient demand for ASPiRA LABS’ services to cover its operating costs; our ability to comply with the additional laws and regulations that apply to us in connection with the operation of ASPiRA LABS; and our ability to comply with FDA regulations that relate to our products and to obtain any FDA clearance or approval required to develop and perform laboratory-developed tests (“LDTs”).

Overview

Our Company

Our vision is to drive the advancement of women’s health by providing innovative methods to detect, monitor and manage the treatment of both benign and malignant gynecologic disease, with our primary focus being pelvic mass disease.

We have expanded our corporate strategy with the goal of transforming Vermillion from a technology license company to a diagnostic service and bio-analytic solutions provider. Our plan is to broaden our commercial focus from ovarian cancer to differential diagnosis of women with a range of gynecological disorders. Our strategy will be deployed in three phases. The three phases are a rebuild phase, which was completed in the third quarter of 2015, a transformation phase, which is ongoing and is expected to span the remainder of 2015, and a market expansion and growth phase, which we expect to begin in 2016.

During the first phase, we expanded our leadership team by hiring new heads of sales and customer experience, managed markets, marketing and operations, a chief information officer, a chief medical officer and a chief executive officer. In addition, we expanded our commercial strategy, reestablished medical and advisory support, rebuilt our patient advocacy strategy and established a billing system and a payer strategy outside of our relationship with Quest Diagnostics. During the second phase, we completed the process of obtaining licensure of ASPiRA LABS in all of the states that require licenses and plan to establish our own payer coverage for OVA1 and launch a second-generation OVA1 test, trademarked Overa (predicated on receipt of clearance from the FDA). In the third phase we plan to commercialize Overa by utilizing the full national licensure of ASPiRA LABS, managed care coverage in select markets, our sales force and existing customer base. Unlike OVA1, Overa uses a global testing platform, which will allow Overa to be deployed internationally. On October 26, 2015, we  announced registration of the CE mark for and clearance to market Overa in the European Union.  We also plan to develop an LDT product series, which we refer to internally as OvaX. We anticipate that OvaX will include not only biomarkers and other diagnostics, but also clinical risk factors and patient history data in order to boost predictive value.

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

Our lead product, OVA1, is a blood test designed to, in addition to a physician’s clinical assessment of a woman with a pelvic mass, identify women who are at high risk of having a malignant ovarian tumor prior to planned surgery. The FDA cleared OVA1 in September 2009, and we commercially launched OVA1 in March 2010. We have completed development and validation work on a second-generation biomarker panel known as Overa, which is intended to maintain our product’s high sensitivity while improving specificity. We submitted our 510(k) clearance application for Overa to the FDA on March 6, 2015, with the goal of commencing the marketing and sale of the panel in the fourth quarter of 2015. We received a request for additional information about this submission from the FDA, to which we responded by submitting a formal response to the FDA. On September 8, 2015, the FDA sent a second request for additional information.  As of the date of the filing of this Quarterly Report on Form 10-Q, we are in the process of preparing our response to the FDA’s second request. While our goal remains to commence the marketing and sale of  Overa in the fourth quarter of 2015, this timing may extend into the first quarter of 2016. Overa uses the Roche Cobas 6000 platform.

In June 2014, Vermillion launched ASPiRA LABS, a Clinical Laboratory Improvements Amendments of 1988 (“CLIA”) certified national laboratory based near Austin, Texas, which specializes in applying biomarker-based technologies to address critical needs in the management of gynecologic cancers and specifically pelvic mass disease. ASPiRA LABS provides expert diagnostic services using a state-of-the-art biomarker-based diagnostic algorithm to inform clinical decision making and advance personalized treatment plans. The lab currently processes our OVA1 test, and we expect the lab to process the CA 125-II test (which is marketed and sold by a third party) in the future in specific markets. We plan to expand the testing provided by ASPiRA LABS to other gynecologic conditions with high unmet need. We also plan to develop and perform LDTs at ASPiRA LABS. ASPiRA LABS holds a CLIA Certificate of Registration and a state laboratory license in California, Florida, Maryland, New York, Pennsylvania and Rhode Island. This allows the lab to process OVA1 on a national basis. The Centers for Medicare & Medicaid Services (“CMS”) issued a provider number to ASPiRA LABS on March 5, 2015.

We are focused on the execution of four core strategic business drivers in ovarian cancer diagnostics to build long-term value for our investors:

•

Maximizing the existing OVA1 opportunity in the United States by taking the lead in payer coverage and commercialization of OVA1. This strategy included the launch of a CLIA certified clinical laboratory, ASPiRA LABS, in June 2014;

•

Improving OVA1 performance by seeking FDA clearance of Overa,  a potentially better performing biomarker panel, while migrating OVA1 to a global testing platform, thus potentially allowing for better domestic market penetration and international expansion;

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

On March 11, 2015, we reached a settlement agreement with Quest Diagnostics that terminated all disputes related to the Strategic Alliance Agreement and our prior loan agreement with Quest Diagnostics. We also entered into a new commercial agreement with Quest Diagnostics. Pursuant to this agreement, all OVA1 U.S. testing services for Quest Diagnostics customers were transferred to Vermillion’s wholly-owned subsidiary, ASPiRA LABS, as of August 10, 2015, with the exception of a nominal number of OVA1 tests distributed through Quest Diagnostics after that date. We do not expect Quest Diagnostics to distribute additional tests in the future. Quest Diagnostics is continuing to provide blood draw and logistics support by transporting specimens from its clients to ASPiRA LABS for testing through at least March 11, 2017 in exchange for a market value fee. Per the terms of the new commercial agreement, we will not offer to existing or future Quest Diagnostics customers CA 125-II or other tests that Quest Diagnostics offers.

In March 2015, we announced initial results from a cost-effectiveness analysis study which was presented in a poster at the Annual Meeting of the American College of Medical Quality in Alexandria, Virginia. The study was co-authored by Dr. Robert E. Bristow and Dr. Gareth K. Forde, clinicians at the University of California at Irvine, and Dr. John Hornberger, a leading health economist at Stanford University School of Medicine. The new study, entitled: “Cost Effectiveness Analysis of a Multivariate Index Assay compared to Modified ACOG Criteria and CA-125 in the Triage of Women with Adnexal Masses”, compared the cost-effectiveness of triaging ovarian masses using OVA1 versus two important clinical benchmarks: the CA-125 biomarker and the modified ACOG (American College of Obstetricians and Gynecologists) guideline for ovarian cancer risk assessment (“mod-ACOG”).

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

In April 2015, we announced the initiation of a strategic collaboration with Kaiser Permanente's Southern California Permanente Medical Group in order to enhance the diagnosis and treatment of ovarian cancer. The ultimate goal of this collaboration is to create a "best practice" for identification and "first time right" treatment of patients with ovarian cancer. The first phase of this relationship is focused on retrospective benchmarking of ovarian cancer care across the Kaiser-Permanente system in Southern California. The study will be directed from within the Women and Children’s Service Line of Kaiser Permanente, Orange County. Subsequent phases are expected to include the opportunity to collaborate further in identifying a role for innovative diagnostics, such as OVA1 and Overa, in informing ovarian cancer treatment decisions to better serve patients and optimize the effectiveness of healthcare delivery.

In May 2015, we announced publication of two abstracts reporting initial positive top-line results regarding the development and validation of Overa, Vermillion’s second-generation OVA1 ovarian cancer triage test. The results were presented in two posters at the 2015 American Society for Clinical Oncology annual meeting.

The abstracts represent the first publication of data from the development of Overa. The data show significant improvement in Overa specificity compared to OVA1, while maintaining strong sensitivity (92% for OVA1 in a 2013 study). Our goal is to launch Overa by the fourth quarter of 2015, dependent on successful and timely FDA clearance.

Highlights of the abstracts are as follows:

+
Validation Study† (N=493)	OVA1	Overa (MIA2G)	Variance	% Variance
Sensitivity	n.s. (not significantly different)
Specificity	53.6%	69.1%	+15.5%*	+28.9%
Positive predictive value	31.4%	40.4%	+9.0%*	+28.7%
Negative predictive value	n.s. (not significantly different)
False positive rate	46.4%	30.9%	(15.5%)*	(33.4%)
Overall clinical accuracy†	60.9%	73.2%	+12.3%	+20.2%

†Risk stratification performance, for analytical purposes only; OVA1/Overa are not standalone diagnostic tests

*Statistically significant difference (p<0.001); n.s. Difference not statistically significant (p≥0.05)

In  May 2015 we announced that the Company was approved for a product development grant from the Cancer Prevention and Research Institute of Texas (“CPRIT”) for $7,500,000, to help fund the Company's new multi-site pelvic mass registry. The grant would assist the Company in creating a first-in-kind clinical registry of patients undergoing evaluation, diagnosis, treatment and follow-up for pelvic masses that may lead to gynecologic malignancy. Receipt of the grant award is subject to execution of a grant contract on terms acceptable to both Vermillion and CPRIT which may include such terms as payment of future product royalties to CPRIT by Vermillion.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates as disclosed in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

In July 2015, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2015-11 Inventory (Topic 330): Simplifying the Measurement of Inventory (“ASU No. 2015-11”). ASU 2015-11 changes the measurement of inventory from the lower of cost or market to the lower of cost and net realizable value. The amendments are effective prospectively for the fiscal years, and interim reporting periods within those years, beginning on or after December 15, 2016. We do not anticipate a material impact on our consolidated financial statements from the adoption of this ASU.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU No. 2014-09”). ASU 2014-09 removes inconsistencies and weaknesses in revenue requirements, provides a more robust framework for addressing revenue issues, improves comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets, provides more useful information to users of financial statements through improved disclosure requirements and simplifies the preparation of financial statements by reducing the number of requirements to which an entity must refer. This guidance requires that an entity depict the consideration by applying a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. On April 1, 2015, the FASB voted for a one-year deferral of the effective date of the new revenue recognition standard, ASU No. 2014-09. On July 15, 2015, the FASB affirmed these changes, which requires public entities to apply the amendments in ASU 2014-09 for annual reporting beginning after December 15, 2017. Early adoption is permitted beginning after December 31, 2016, the original effective date in ASU 2014-09. We are currently evaluating the impact of this ASU on our consolidated financial statements and related disclosures.

Results of Operations - Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

The selected summary financial and operating data of the Company for the three months ended September  30, 2015 and 2014 were as follows:

	Three Months Ended September 30,		Increase (Decrease)
(dollars in thousands)	2015	2014	Amount	%
Revenue:
Product	$330	$209	$121	58
License	-	114	(114)	-
Total revenue	330	323	7	2
Cost of revenue:
Product	757	606	151	25
Total cost of revenue	757	606	151	25
Gross profit	(427)	(283)	(144)	51
Operating expenses:
Research and development	874	1,263	(389)	(31)
Sales and marketing	2,462	2,762	(300)	(11)
General and administrative	1,380	1,281	99	8
Total operating expenses	4,716	5,306	(590)	(11)
Loss from operations	(5,143)	(5,589)	446	(8)
Interest income	11	8	3	38
Other expense, net	(14)	(10)	(4)	40
Net loss	(5,146)	(5,591)	445	(8)

Product Revenue.  Product revenue was $330,000 for the three months ended September 30, 2015 compared to $209,000 for the same period in 2014. As a result of our March 11, 2015 agreement with Quest Diagnostics, we realize product revenue for tests performed by Quest Diagnostics after January 1, 2015 at the time the OVA1 test is performed. During the three months ended September 30, 2014, we recognized product revenue for the sale of OVA1 through Quest Diagnostics at only a $50 fixed fee per test. The number of OVA1 tests performed decreased 26% to approximately 3,183 OVA1 tests during the three months ended September 30, 2015 compared to approximately 4,325 OVA1 tests for the same period in 2014. This volume included 1,665 OVA1 tests performed by ASPiRA LABS during the three months ended September 30, 2015. Product revenue for the three months ended September 30, 2015 consisted of $190,000 from the tests performed by Quest Diagnostics and $140,000 of revenue recognized by ASPiRA LABS. We expect product revenue to decrease in the fourth quarter of 2015 due to the transition of volume from Quest Diagnostics to ASPiRA LABS. Revenue for ASPiRA LABS contractual clients is being recognized when the OVA1 test is being performed. All other ASPiRA LABS revenue is being recognized on the cash basis and thus recognition of revenue lags the performance of an OVA1 test.

License Revenue.  There was no license revenue recognized for the three months ended September 30, 2015 compared to $114,000 for the same period in 2014. We do not expect to recognize any license revenue in future quarters.

Cost of Revenue.  Cost of product revenue was $757,000 for the three months ended September 30, 2015 compared to $606,000 for the same period in 2014. The $151,000, or 25% increase is related to costs associated with processing the full volume of OVA1 tests at ASPiRA LABS after the cutover of volume from Quest Diagnostics to ASPiRA LABS on August 10, 2015. We expect the cost of revenue to increase in future periods due to ongoing costs of operating ASPiRA LABS and performing higher volumes of OVA1 testing.

Research and Development Expenses.  Research and development expenses represent costs incurred to develop our technology and carry out clinical studies, and include personnel-related expenses, regulatory costs, reagents and supplies used in research and development laboratory work, infrastructure expenses, contract services and other outside costs. Research and development expenses also include costs related to activities performed under contracts with our collaborators and strategic partners. Research and development expenses for the three months ended September 30, 2015 decreased $389,000, or 31% compared to the same period in 2014. This decrease was primarily due to a decrease in costs associated with our collaboration with Johns Hopkins University School of Medicine and other Overa-related development costs not being repeated in 2015. These decreases were partially offset by increased research and development headcount in 2015 compared to 2014. We expect research and development expense to increase in future periods as we continue to invest in our product pipeline, including initiation of a new clinical registry study.

Sales and Marketing Expenses.  Our sales and marketing expenses consist primarily of personnel-related expenses, education and promotional expenses, and infrastructure expenses. These expenses include the costs of educating physicians, laboratory personnel and other healthcare professionals regarding OVA1. Sales and marketing expenses also include the costs of sponsoring continuing medical education, medical meeting participation, and dissemination of scientific and health economic publications. Sales and marketing expenses decreased $300,000, or 11%, for the three months ended September 30, 2015 compared to the same period in 2014. The decrease was primarily due to costs associated with severance and costs related to branding ASPiRA LABS not being repeated in 2015.

General and Administrative Expenses.  General and administrative expenses consist primarily of personnel-related expenses, professional fees and other costs, including legal, finance and accounting expenses and other infrastructure expenses. General and administrative expenses increased by $99,000, or 8%, for the three months ended September 30, 2015 compared to the same period in 2014. The increase was primarily due to increased headcount in 2015 compared to the same period in 2014.

Results of Operations - Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

The selected summary financial and operating data of the Company for the nine months ended September 30, 2015 and 2014 were as follows:

	Nine Months Ended September 30,		Increase (Decrease)
(dollars in thousands)	2015	2014	Amount	%
Revenue:
Product	$1,500	$611	$889	145
License	316	341	(25)	(7)
Total revenue	1,816	952	864	91
Cost of revenue:
Product	1,822	749	1,073	143
Total cost of revenue	1,822	749	1,073	143
Gross profit	(6)	203	(209)	(103)
Operating expenses:
Research and development	2,898	3,473	(575)	(17)
Sales and marketing	7,238	7,632	(394)	(5)
General and administrative	4,111	4,240	(129)	(3)
Total operating expenses	14,247	15,345	(1,098)	(7)
Loss from operations	(14,253)	(15,142)	889	(6)
Interest income	26	34	(8)	(24)
Other income (expense), net	95	(25)	120	(480)
Net loss	(14,132)	(15,133)	1,001	(7)

Product Revenue.  Product revenue was $1,500,000 for the nine months ended September 30, 2015 compared to $611,000 for the same period in 2014.  As a result of our March 11, 2015 agreement with Quest Diagnostics, we realize product revenue for tests performed by Quest Diagnostics after January 1, 2015 at the time the OVA1 test is performed. Upon signing the agreement with Quest Diagnostics on March 11, 2015, we recognized $163,000 in deferred product revenue related to January and February 2015 which is included in product revenue for the nine months ended September 30, 2015.  During the nine months ended September 30, 2014, we recognized product revenue for the sale of OVA1 through Quest Diagnostics at only a $50 fixed fee per test. The total number of OVA1 tests performed during the nine months ended September 30, 2015 decreased 10%, to 11,069 compared to 12,365 OVA1 tests for the same period in 2014. Tests performed by Quest Diagnostics during the nine months ended September 30, 2015 were 8,914 compared to 12,210 for the same period in 2014. In addition, ASPiRA LABS performed 2,155 OVA1 tests during the nine months ended September 30, 2015 compared to 155 in the comparable prior year period. We expect product revenue to decrease in the fourth quarter of 2015 due to the cutover of testing volume from Quest Diagnostics to ASPiRA LABS as of August 10, 2015. ASPiRA LABS recognizes revenue from contractual clients when the OVA1 test is performed. All other ASPiRA LABS revenue is recognized on the cash basis and thus recognition of revenue lags the performance of an OVA1 test.

License Revenue.  License revenue was $316,000 for the nine months ended September 30, 2015 compared to $341,000 for the same period in 2014. We do not expect to recognize any license revenue in future quarters.

Cost of Revenue.  Cost of product revenue increased $1,073,000 or 143%  for the nine months ended September 30, 2015 compared to the same period in 2014.  The increase is related to the ongoing costs of operating ASPiRA LABS. ASPiRA LABS opened on June 23, 2014, so only one quarter of cost was included in the comparable prior year period. We expect the cost of revenue to increase in future periods due to ongoing costs of operating ASPiRA LABS and performing higher volumes of OVA1 testing.

Research and Development Expenses.  Research and development expenses represent costs incurred to develop our technology and carry out clinical studies, and include personnel-related expenses, regulatory costs, reagents and supplies used in research and development laboratory work, infrastructure expenses, contract services and other outside costs. Research and development expenses also include costs related to activities performed under contracts with our collaborators and strategic partners. Research and development expenses for the nine months ended September 30, 2015 decreased $575,000, or 17%, compared to the same period in 2014.  This was primarily due to a decrease in costs associated with our collaboration with Johns Hopkins University School of Medicine since we completed the development of Overa in 2014.

Sales and Marketing Expenses.  Our sales and marketing expenses consist primarily of personnel-related expenses, education and promotional expenses, and infrastructure expenses. These expenses include the costs of educating physicians, laboratory personnel and other healthcare professionals regarding OVA1. Sales and marketing expenses also include the costs of sponsoring continuing medical education, medical meeting participation, and dissemination of scientific and health economic publications. Sales and marketing expenses decreased $394,000 or 5% for the nine months ended September 30, 2015 compared to the same period in 2014 due to slightly lower headcount in 2015.

General and Administrative Expenses.  General and administrative expenses consist primarily of personnel-related expenses, professional fees and other costs, including legal, finance and accounting expenses and other infrastructure expenses. General and administrative expenses were consistent for the nine months ended September 30, 2015 compared to the same period in 2014.  One-time pre-opening costs for ASPiRA LABS in 2014 were not repeated in 2015 but were almost entirely offset by increased personnel costs, legal expenses and administrative costs associated with billing for tests performed by ASPiRA LABS.

Other Income (Expense), Net.  Other income was $95,000 for the nine months ended September 30, 2015 compared to other expense of $25,000 in the same period in 2014. Other income for the nine months ended September  30, 2015 related to recognition of one-time items related to the March 11, 2015 agreement with Quest Diagnostics.

Liquidity and Capital Resources

We plan to continue to expend resources in the selling and marketing of OVA1 and developing additional diagnostic tests.

We have incurred significant net losses and negative cash flows from operations since inception. At September 30, 2015, we had an accumulated deficit of $365,605,000 and stockholders’ equity of $22,116,000. As of September 30, 2015, we had $23,974,000 of cash and cash equivalents and $3,202,000 of current liabilities.

On July 17, 2015 we completed the sale of 9,602,500 shares of Vermillion common stock, at a price to the public of $1.96 per share, including 1,252,500 shares sold pursuant to the full exercise of the underwriters' option to purchase additional shares, in an underwritten public offering at a price of $1.96 per share.  Net proceeds from the offering were approximately $17,496,000 after deducting underwriting discounts and offering expenses.

Our management believes that the Company’s working capital position as of the date of the filing of this Quarterly Report on Form 10-Q will be sufficient to meet the Company’s working capital needs for at least the next 12 months. However, we expect cash for OVA1 tests to be our only material, recurring source of cash for the remainder of 2015. There can be no assurance that we will achieve or sustain profitability or positive cash flow from operations. In addition, there is no assurance of our ability to generate substantial revenues and cash flows from ASPiRA LABS’ operations.

In the event we seek additional capital in the future, equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants and dilution to stockholders. If we obtain additional funds through arrangements with collaborators or strategic partners, we may be required to relinquish our rights to certain technologies or products that we might otherwise seek to retain. Additional funding may not be available when needed or at terms acceptable to us.

Cash and cash equivalents as of September 30, 2015 and December 31, 2014, were $23,974,000 and $22,965,000 respectively. Working capital was $21,332,000 and $18,739,000 at September 30, 2015 and December 31, 2014 respectively.

Net cash used in operating activities was $13,780,000 for the nine months ended September 30, 2015 resulting primarily from the net loss reported of $14,132,000 and non-cash license revenue of $316,000 partially offset by stock compensation expense of $908,000.

Net cash used in operating activities was $12,598,000 for the nine months ended September 30, 2014 resulting primarily from the net loss reported of $15,133,000 partially offset by changes in operating assets and liabilities of $1,929,000.

Net cash used in investing activities was $222,000 and $232,000 for the nine months ended September 30, 2015 and 2014, respectively. This decrease resulted from decreased purchases of property and equipment.

Net cash provided by financing activities was $15,011,000 for the nine months ended September 30, 2015 compared to $88,000 the same period in 2014. The increase in cash provided by financing activities resulted primarily from net proceeds from the sale of common stock of $17,496,000 in July 2015, partially offset by the repurchase of common stock from Quest Diagnostics, in the amount of $1,291,000, the repayment of short-term debt of $1,069,000 to Quest Diagnostics and $122,000 of offering expenses relating to our December 2014 private placement. Net cash provided by financing activities for the nine months ended September 30, 2014 consisted of proceeds from stock option exercises.

Our future liquidity and capital requirements will depend upon many factors, including, among others:

•	resources devoted to sales, marketing and distribution capabilities;
•	the rate of product adoption by physicians and patients;
•	the insurance payer community’s acceptance of and reimbursement for OVA1;

•	the successful launch of Overa;
•	our plans to acquire or invest in other products, technologies and businesses; and
•	the market price of our common stock.

We have significant net operating loss (“NOL”) carryforwards as of September  30, 2015 for which a full valuation allowance has been provided due to our history of operating losses. Our ability to use our net NOL credit carryforwards may be restricted due to ownership change limitations occurring in the past or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended, as well as similar state provisions. These ownership changes may also limit the amount of NOL credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively.

Off-Balance Sheet Arrangements

As of September  30, 2015, we had no off-balance sheet arrangements that are reasonably likely to have a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Per Item 305(e) of Regulation S-K, information is not required.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures.

Our senior management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management, including our Chief Executive Officer and Chief Accounting Officer, performed an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2015.  Based on this evaluation, our Chief Executive Officer and Chief Accounting Officer have concluded that as of September 30, 2015, our disclosure controls and procedures were effective.

Changes in internal controls over financial reporting.

There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

In the ordinary course of business, we may periodically become subject to legal proceedings and claims arising in connection with ongoing business activities. The results of litigation and claims cannot be predicted with certainty, and unfavorable resolutions are possible and could materially and adversely affect our results of operations, cash flows and financial position. In addition, regardless of the outcome, litigation could have an adverse impact on us because of defense costs, diversion of management resources and other factors. While the outcome of these proceedings and claims cannot be predicted with certainty, there are no matters, as of September 30, 2015, that, in the opinion of management, will have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 1A. RISK FACTORS

Investing in our securities involves a high degree of risk. You should carefully consider the following risk factors and uncertainties together with all of the other information contained in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K, including our audited consolidated financial statements and the accompanying notes. If any of the following risks materializes, our business, financial condition and results of operations could be materially adversely affected, and the value of an investment in our common stock may decline significantly. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also materially adversely affect our business, financial condition and results of operations.

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

Historically, all of our revenues were generated from sales of OVA1 tests performed by Quest Diagnostics. Pursuant to our March 2015 agreement with Quest Diagnostics, OVA1 testing in the United States for Quest Diagnostics customers was transitioned from Quest Diagnostics to ASPiRA LABS as of August 10, 2015, with the exception of a nominal number of OVA1 tests distributed through Quest Diagnostics after that date. We do not expect that Quest Diagnostics will distribute additional tests in the future.  If we are unable to increase the volume of OVA1 sales, our consolidated results of operations and financial condition would be adversely affected.

Virtually all of our revenue was derived from Quest Diagnostics during 2014, and there is no guarantee that we will be able to successfully market our test through additional channels, including ASPiRA LABS, in the future.

Virtually all of our revenue during 2014 was derived through our strategic partnership with Quest Diagnostics and was based on the number of OVA1 tests performed by Quest Diagnostics and the reimbursement rate received by Quest Diagnostics for those tests. On March 11, 2015, we entered into a new agreement with Quest Diagnostics pursuant to which, Quest Diagnostics transitioned OVA1 testing services for its customers to ASPiRA LABS as of August 10, 2015, with the exception of a nominal number of OVA1 tests distributed through Quest Diagnostics after that date.  We still depend on Quest Diagnostics for blood draw and logistics for a significant portion of our specimens. There is no guarantee that Quest Diagnostics will perform as expected, or provide a sufficient volume of OVA1 test samples to support our business. Due in part to this uncertainty, we plan to offer OVA1 through additional channels in the future. However, if we are not successful in adding additional sales channels or if we do not experience growing OVA1 test volumes or receive less reimbursement per test than expected, it could have a material adverse effect on our business, results of operations and financial condition.

Failures by third-party payers to reimburse OVA1 or changes or variances in reimbursement rates could materially and adversely affect our business, financial condition and results of operations.

Virtually all of our product revenue in 2014 was dependent on the amount Quest Diagnostics received from third-party payers for performing OVA1 tests, and our future revenues will also be dependent upon third-party reimbursement, which is now paid directly to ASPiRA LABS. Insurance coverage and reimbursement rates for diagnostic tests are uncertain, subject to change and particularly volatile during the early stages of commercialization. There remain questions as to what extent third-party payers, like Medicare, Medicaid and private insurance companies will provide coverage for OVA1 and for which indications. CMS is in the process of developing payment codes and reimbursement rates under Medicare for certain next-generation sequencing tests which may include certain Multianalyte Assays with Algorithmic Analyses, such as our OVA1 test. These new payment codes and rates are expected by January 1, 2016, but there is no guarantee that CMS will issue them at that time, that the codes will cover the OVA1 test or that the payment rate will be comparable to current Medicare reimbursement levels for the test. Such uncertainty could create payment uncertainty from other payers as well. The reimbursement rates for OVA1 are largely out of our control. We have had limited visibility into any specific payer-level reimbursement data for OVA1 because such data was historically provided to us by Quest Diagnostics once a year as part of the annual revenue true-up process. Quest Diagnostics has advised us that it has experienced volatility in the coverage and reimbursement of OVA1 due to contract negotiation with third-party payers and implementation requirements and that the reimbursement amounts it has received from third-party payers varies from payer to payer, and, in some cases, the variation is material. In addition, there is no guarantee that our third-party payer experience will be similar to that of Quest Diagnostics.

Third-party payers, including private insurance companies as well as government payers such as Medicare and Medicaid, have increased their efforts to control the cost, utilization and delivery of healthcare services. These measures have resulted in reduced payment rates and decreased utilization of diagnostic tests such as OVA1. From time to time, Congress has considered and implemented changes to the Medicare fee schedules in conjunction with budgetary legislation, and pricing for tests covered by Medicare is subject to change at any time. Reductions in third-party payer reimbursement rates may occur in the future. Reductions in the price at which OVA1 is reimbursed could have a material adverse effect on our business, results of operations and financial condition. If we are unable to establish and maintain broad coverage and reimbursement for OVA1 or if third-party payers change their coverage or reimbursement policies with respect to OVA1, our business, financial condition and results of operations could be materially adversely affected.

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

In 2014, all of our product revenue was generated in the United States. In 2015, we plan to begin to actively seek laboratory customers and other distributors and partners outside the United States, so that we may begin directly or indirectly marketing and selling Overa outside the United States in 2016. We may not be able to find suitable customers or other distributors or partners outside the United States that are willing to enter into business relationships with us on terms that are advantageous to us or at all. Moreover, while we registered the CE mark and in October 2015 obtained clearance to market Overa in the European Union, we may be prohibited in the future from directly or indirectly marketing or selling Overa in the European Union or various other jurisdictions outside the United States if we are unable to maintain or obtain applicable regulatory approvals. In addition, we will need to ensure that third-party payers, including insurance companies and government payers, in jurisdictions outside the United States will pay or reimburse for Overa tests performed in those jurisdictions.

If we are able to establish operations in countries outside of the United States, we may be subject to political, economic and other conditions affecting these countries that could result in increased operating expenses and regulation.

If we are able to execute on our plan to establish a market for Overa outside the United States, there are risks inherent in conducting business internationally, including the following:

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

If we are able to successfully commercialize Overa outside the United States, we expect that revenue and expense from our foreign operations will typically be denominated in local currencies, thereby creating exposure to changes in exchange rates. Revenue and profit generated by any international operations will increase or decrease as a result of changes in foreign currency exchange rates. Adverse changes to foreign exchange rates could decrease the value of revenue we receive from our contemplated international operations and have a material adverse impact on our business, results of operations and financial condition.

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

Effective December 2014, one of the five immunoassay component kits that are used in OVA1 ceased to be supported on the instrument as the manufacturer transitioned to a newer platform. While we have not experienced and do not anticipate disruption of ongoing operations, failure of the manufacturer to provide extended service or support might harm our business. Overa consolidates the five OVA1 immunoassays onto a single mainstream automated platform and substitutes a new immunoassay component kit for the discontinuing kit as a mitigating action. However, we have not yet received a 510(k) clearance from the FDA for Overa. No assurances can be made that the FDA will clear our 510(k) submission, which was made in March 2015. Any resulting disruption to our supply of OVA1 may adversely affect our business, financial condition and results of operations.

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

We received our temporary CLIA Certificate of Registration effective February 18, 2014 and, as of the date of this Quarterly Report on Form 10-Q, we have obtained a full Certificate of Accreditation and state laboratory licensure from certain states. We are subject to periodic surveys and inspections to maintain our CLIA certification, and such certification is also required to obtain payment from Medicare, Medicaid and certain other third-party payers. Failure to comply with CLIA or state law requirements may result in the imposition of corrective action or the suspension or revocation of our CLIA certification or state licenses. If our CLIA certification or state licenses are suspended or revoked or our right to bill the Medicare and Medicaid programs or other third-party payers is suspended, we would no longer be able to sell our tests, which would adversely affect our business, financial condition and results of operations.

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

In addition, “high” and “moderate” risk tests not subject to an exemption will need to be the subject of a PMA or 510(k) submitted to the FDA in a phased-in manner. High-risk tests are those that are classified as Class III devices. Within those high-risk devices, the FDA identifies the “highest risk devices” as (1) LDTs with the same intended use as an approved or cleared companion diagnostic; (2) LDTs with the same intended use as an FDA-approved Class III device; and (3) certain LDTs for determining safety and effectiveness of blood or blood products. Moderate-risk tests are those that are classified as Class II devices. The FDA has indicated that it does not intend to modify its policy of enforcement discretion until the draft guidance documents are finalized. It is unclear at this time when, or if, the draft guidance documents will be finalized, and, if so, how the final framework might differ from the proposal. In addition, the new regulatory requirements are proposed to be phased in consistent with the schedule set forth in the guidance documents for tests that are on the market at the time the guidance documents are finalized.

Legislative proposals addressing the FDA’s oversight of LDTs have been previously introduced, and we expect that new legislative proposals will be introduced from time to time. The likelihood that Congress will pass such legislation and the extent to which such legislation may affect the FDA’s plans to regulate LDTs as medical devices is difficult to predict.

Even before the FDA finalizes such guidance documents, the FDA may assert that a test that we believe to be an LDT is not an LDT and could require us to seek clearance or approval to offer such tests for clinical use. If the FDA pre-market review or approval is required for any of the future LDTs we may develop, we may be forced to stop selling our tests or be required to modify claims or make such other changes while we work to obtain FDA clearance or approval. Our business, results of operations and financial condition would be negatively affected until such review is completed and clearance to market or approval is obtained.

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

The liquidity and trading volume of our common stock has at times been low in the past and may again be low in the future. If the liquidity and trading volume of our common stock is low, this could adversely impact the trading price of our shares, our ability to issue stock and our stockholders’ ability to obtain liquidity in their shares. The issuance of common stock by us in May 2013 and subsequent warrant exercise in December 2013, the issuance of common stock by us in December 2014 and the issuance of common stock by us in July 2015, involved a significant issuance of stock to a limited number of investors, significantly increasing the concentration of our share ownership in a few holders.

According to information provided on Schedules 13D and 13G, five persons beneficially owned approximately 62% of our outstanding shares of common stock as of September  30, 2015, and under a May 2013 stockholders agreement, two of these persons have certain rights to designate a director to be nominated by us to serve on the Board of Directors. As a result, these stockholders will be able to affect the outcome of, or exert significant influence over, all matters requiring stockholder approval, including the election and removal of directors and any change in control. In particular, this concentration of ownership of our common stock could have the effect of delaying or preventing a change in control of us or otherwise discouraging or preventing a potential acquirer from attempting to obtain control of us. This, in turn, could have a negative effect on the market price of our common stock. It could also prevent our stockholders from realizing a premium over the market prices for their shares of common stock. Moreover, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders. The concentration of ownership also contributes to the low trading volume and volatility of our common stock.

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

As of September 30, 2015, we had 52,009,716 shares of our common stock outstanding and 3,427,693 shares of our common stock reserved for future issuance to employees, directors and consultants pursuant to our employee stock plans, which excludes 3,319,623 shares of our common stock that were subject to outstanding options. In addition, as of September 30, 2015, warrants to purchase 4,608,018 shares of our common stock were outstanding. These warrants are exercisable at the election of the holders thereof at an average exercise price of $1.96 per share.

The exercise of all or a portion of our outstanding options and warrants will dilute the ownership interests of our stockholders. Furthermore, future sales of substantial amounts of our common stock in the public market, or the perception that such sales are likely to occur, could affect prevailing trading prices of our common stock.

Item 6.   Exhibits

(a)   The following exhibits are filed or incorporated by reference with this report as indicated below:

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

3.1	Fourth Amended and Restated Certificate of Incorporation of Vermillion, Inc. dated January 22, 2010	8-K	000-31617	3.1	January 25, 2010
3.2	Certificate of Amendment of Fourth Amended and Restated Certificate of Incorporation, effective June 19, 2014	10-Q	001-34810	3.2	August 14, 2014
3.3	Fifth Amended and Restated Bylaws of Vermillion, Inc., effective June 19, 2014	10-Q	001-34810	3.3	August 14, 2014
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					(1)
31.2	Certification of the Chief Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					(1)
32.1	Certification of the Chief Executive Officer and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					(1)
101	Interactive Data Files					(1)

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

Vermillion, Inc.
Date: November 12, 2015	/s/ Valerie B. Palmieri
Valerie B. Palmieri President and Chief Executive Officer (Principal Executive Officer)
Date: November 12, 2015	/s/ Eric J. Schoen
Eric J. Schoen Vice President, Finance and Chief Accounting Officer (Principal Financial Officer)