Form 10-K
period 2015-12-31
VERMILLION, INC.
filed 2016-03-30
CIK 926617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2015.
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

The aggregate market value of voting common stock held by non-affiliates of the registrant is $52,429,097 and is based upon the last sales price as quoted on The NASDAQ Capital Market as of June 30, 2015.

As of March 25, 2016, the registrant had 52,113,059 shares of common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information from the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders, scheduled to be held on June 23, 2016, is incorporated by reference into Part III of this report. The registrant intends to file the Proxy Statement with the Securities and Exchange Commission within 120 days of December 31, 2015.

VERMILLION, INC.

FORM 10-K

For the Fiscal Year Ended December 31, 2015

Table of Contents

Page No.

PART I			1
	ITEM 1.	Business	2
	ITEM 1A.	Risk Factors	17
	ITEM 1B.	Unresolved Staff Comments	27
	ITEM 2.	Properties	27
	ITEM 3.	Legal Proceedings	27
	ITEM 4.	Mine Safety Disclosures	27
PART II			28
	ITEM 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	28
	ITEM 6.	Selected Financial Data	29
	ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30
	ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk	37
	ITEM 8.	Financial Statements and Supplementary Data	38
	ITEM 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	38
	ITEM 9A.	Controls and Procedures	38
	ITEM 9B.	Other Information	39
PART III			40
	ITEM 10.	Directors, Executive Officers and Corporate Governance	40
	ITEM 11.	Executive Compensation	40
	ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	40
	ITEM 13.	Certain Relationships and Related Transactions, and Director Independence	40
	ITEM 14.	Principal Accountant Fees and Services	40
PART IV			40
	ITEM 15.	Exhibits and Financial Statement Schedules	40
SIGNATURES			20
INDEX TO EXHIBITS			21

Vermillion, OVA1 and OvaCalc are registered trademarks of Vermillion, Inc.

PART I

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks and uncertainties. Words such as “may,” “expects,” “intends,” “anticipates,” “believes,” “estimates,” “plans,” “seeks,” “could,” “should,” “continue,” “will,” “potential,” “projects” and similar expressions are intended to identify such forward-looking statements. Readers are cautioned that these forward-looking statements speak only as of the date on which this report is filed with the Securities and Exchange Commission (the “SEC”), and, except as required by law, Vermillion, Inc. (“Vermillion” and, together with its subsidiaries the “Company”, “we”, “our” or “us”) does not assume any obligation to update, amend or clarify them to reflect events, new information or circumstances occurring after such date. Examples of language found in forward-looking statements include the following:

•	projections or expectations regarding our future revenue, cost of revenue, operating expenses, cash flow, results of operations and financial condition;
•	our plan to broaden our commercial focus from ovarian cancer to differential diagnosis of women with a range of gynecological disorders;
•	expected timing of the implementation of our strategy;
•	plans with respect to our market expansion and growth, including plans to market OVA1 outside the United States;
•	plans to develop new algorithms and molecular diagnostic tests;
•	plans to establish our own payer coverage for OVA1 and Overa;
•

intentions to address clinical questions related to early disease detection, treatment response, monitoring of disease progression, prognosis and other issues in the fields of oncology and women’s health;

•	plans to leverage infrastructure and enhance our pipeline of future technologies by fostering relationships with in vitro diagnostic (“IVD”) companies;
•	anticipated efficacy of our products, product development activities and product innovations;
•	expected competition in the markets in which we compete;
•	plans with respect to ASPiRA LABS, Inc. (“ASPiRA LABS”);
•	expectations regarding future services provided by Quest Diagnostics Incorporated (“Quest Diagnostics”);
•	plans to expand our ovarian cancer franchise beyond OVA1, including with respect to Overa and OvaX;
•	plans regarding the commercialization of Overa;
•	plans to develop and perform laboratory development tests (“LDTs”);
•	plans with respect to product development grants;
•	expectations regarding existing and future collaborations and partnerships;
•	plans regarding future publications;
•

our continued ability to comply with applicable governmental regulations,  expectations regarding pending regulatory submissions and plans to seek regulatory approvals for our tests outside the United States;

•	our ability to obtain and maintain the regulatory approvals required to market Overa in other countries;
•	our continued ability to expand and protect our intellectual property portfolio;
•	anticipated liquidity and capital requirements;
•	plans with respect to our financing arrangement with the State of Connecticut Department of Economic and Community Development (“DECD”)
•	expected expenditures;
•	our ability to use our net operating loss carryforwards;
•	expected market adoption of our diagnostic tests, including OVA1;

•	expectations regarding raising capital and the amount of financing anticipated to be required to fund our planned operations; and
•	our expected reimbursement for our products, and our ability to obtain such reimbursement, from third-party payers such as private insurance companies and government insurance plans.

Forward-looking statements are subject to significant risks and uncertainties, including those identified in Part I Item 1A, “Risk Factors,” that could cause actual results to differ materially from those projected in such forward-looking statements due to various factors, including our ability to increase the volume of OVA1 sales; our ability to market our test through sales channels other than Quest Diagnostics, including ASPiRA LABS; failures by third-party payers to reimburse OVA1 or changes or variances in reimbursement rates; our ability to secure additional capital on acceptable terms to execute our business plan; our ability to commercialize Overa both within and outside the United States; in the event that we succeed in commercializing Overa outside the United States, the political, economic and other conditions affecting other countries (including foreign exchange rates);  our ability to develop and commercialize additional diagnostic products and achieve market acceptance with respect to these products; our ability to compete successfully; our ability to obtain any regulatory approval required for our future diagnostic products; our or our suppliers’ ability to comply with Food and Drug Administration (“FDA”) requirements for production, marketing and post-market monitoring of our products; additional costs that may be required to make further improvements to our manufacturing operations; our ability to maintain sufficient or acceptable supplies of immunoassay kits from our suppliers; our ability to continue to develop, protect and promote our proprietary technologies; future litigation against us, including infringement of intellectual property and product liability exposure; our ability to retain key employees; business interruptions; legislative actions resulting in higher compliance costs; changes in healthcare policy; our ability to comply with environmental laws; our ability to generate sufficient demand for ASPiRA LABS’ services to cover its operating costs; our ability to comply with the additional laws and regulations that apply to us in connection with the operation of ASPiRA LABS; and our ability to comply with FDA regulations that relate to our products and to obtain any FDA clearance or approval required to develop and perform LDTs.

ITEM 1.          BUSINESS

Company Overview

Corporate Vision:    To drive the advancement of women’s health by providing innovative methods to detect, monitor and manage the treatment of both benign and malignant gynecologic disease,  with our primary focus being diseases of the female pelvic cavity.

We have expanded our corporate strategy with the goal of transforming Vermillion from a technology license company to a diagnostic service and bio-analytic solutions provider. Our plan is to broaden our commercial focus from ovarian cancer to differential diagnosis of women with a range of gynecological disorders. Our strategy is being deployed in three phases.  The three phases are a rebuild phase,  which was completed in the third quarter of 2015,  a transformation phase, which is ongoing, and a market expansion and growth phase, which we expect to begin in 2016.

During the first phase, we expanded our leadership team by hiring several new senior leaders including a chief executive officer.  In addition, we expanded our commercial strategy, reestablished medical and advisory support, rebuilt our patient advocacy strategy and established a billing system and a payer strategy outside of our relationship with Quest Diagnostics.  During the second phase, we completed the process of obtaining licensure of ASPiRA LABS in all of the states that require licenses and plan to establish our own payer coverage for OVA1 and launch a second-generation OVA1 test, trademarked Overa (predicated on receipt of clearance from the FDA).  In the third phase we plan to commercialize Overa by utilizing the full national licensure of ASPiRA LABS, managed care coverage in select markets, our sales force and existing customer base.  Unlike OVA1, Overa uses a global testing platform, which will allow Overa to be deployed internationally.  On October 26, 2015, we announced registration of the CE mark for and clearance to market Overa in the European Union.  We also plan to develop an LDT product series, which we refer to internally as OvaX.  We anticipate that OvaX will include not only biomarkers, but also clinical risk factors, other diagnostics and patient history data in order to boost predictive value. On February 11, 2016, we adopted a plan to streamline our organization.  We restructured headcount and other expenses targeting an approximately 20% reduction in operating expenses in 2016, as compared to operating expenses in 2015.

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

Business:    Our initial product, OVA1, is a blood test designed to, in addition to a physician’s clinical assessment of a woman with a pelvic mass, identify women who are at high risk of having a malignant ovarian tumor prior to planned surgery. The FDA cleared OVA1 in September 2009, and we commercially launched OVA1 in March 2010. We have completed development and validation work on a second-generation biomarker panel known as Overa, which is intended to maintain our product’s high sensitivity while improving specificity.  We submitted our 510(k) clearance application to the FDA in  March 2015, with the goal of commencing the marketing and sale of the technology on an early access basis in 2016.  We received FDA clearance for Overa on March 18, 2016. Overa uses the Roche cobas 6000 platform.

In June 2014, Vermillion launched ASPiRA LABS, a  Clinical Laboratory Improvements Amendments of 1988 (“CLIA”) certified national laboratory based near Austin, Texas, which specializes in applying biomarker-based technologies, to address critical needs in the management of gynecologic cancers and specifically pelvic mass disease. ASPiRA LABS provides expert diagnostic services using a state-of-the-art biomarker-based diagnostic algorithm to inform clinical decision making and advance personalized treatment plans. The lab currently processes our OVA1 test, and we expect the lab to process the CA 125II and other disease specific profiles in the future in specific markets.  We plan to expand the testing provided by ASPiRA LABS to other gynecologic conditions with high unmet need.  We also plan to develop and perform LDTs at ASPiRA LABS.  ASPiRA LABS holds a CLIA Certificate of Accreditation and a state laboratory license in California, Florida, Maryland, New York, Pennsylvania and Rhode Island. This allows the lab to process OVA1 on a national basis. The Centers for Medicare and Medicaid Services (“CMS”) issued a provider number to ASPiRA LABS on March 5, 2015.

In 2016, we began the creation of a new service within the ASPiRA channel strategy, “an ASPiRA Research and Partnership Program”. In this program, we plan to leverage existing infrastructure as well as enhance our pipeline of future technologies by fostering relationships with IVD companies who are developing new diagnostics including companion diagnostics platforms. We believe this will allow us to continue to be innovative in evaluating potential diagnostics as well. Our goal with the addition of this line of business is to invest in our short term and long term enterprise value while leveraging specimen bank, database, FDA experience, laboratory informatics and operating efficiency.

Strategy:    We are focused on the execution of four core strategic business drivers in ovarian cancer diagnostics to build long-term value for our investors:

•

Maximizing the existing OVA1 opportunity in the United States by taking the lead in payer coverage and commercialization of OVA1.  This strategy included the launch of a CLIA certified clinical laboratory, ASPiRA LABS, in June 2014;

•

Improving OVA1 performance by obtaining FDA clearance of Overa, a next generation biomarker panel, while  migrating OVA1 to a global testing platform, which we believe may allow for better domestic market penetration and international expansion (FDA clearance was received on March 18, 2016);

•	Building an expanded patient base by launching an ovarian cancer test (beyond Overa) to monitor patients at risk for ovarian cancer in the future; and

•

Expanding our product offerings by adding additional gynecologic bio-analytic solutions involving biomarkers, other modalities (e.g., imaging), clinical risk factors and patient data to aid diagnosis and risk stratification of women presenting with a pelvic mass disease.

•

We believe that these business drivers will contribute significantly to addressing unmet medical needs for women faced with gynecologic disease and other conditions and the continued development of our business.

Our Product

OVA1 addresses a clear clinical need, namely the pre-surgical identification of women who are at high risk of having a malignant ovarian tumor. Numerous studies have documented the benefit of referral of these women to gynecologic oncologists for their initial surgery. Prior to the clearance of OVA1, no blood test had been cleared by the FDA for physicians to use in the pre-surgical management of ovarian adnexal masses. OVA1 is a qualitative serum test that utilizes five well-established biomarkers and proprietary software cleared as part of the OVA1 510(k) to determine the likelihood of malignancy in women over age 18, with a pelvic mass for whom surgery is planned. OVA1 should not be used without an independent clinical/radiological evaluation and is not intended to be a screening test or to determine whether a patient should proceed to surgery. Incorrect use of OVA1 carries the risk of unnecessary testing, surgery and/or delayed diagnosis. OVA1 was developed through large pre-clinical studies in collaboration with numerous academic medical centers encompassing over 2,500 clinical samples. OVA1 was fully validated in a prospective multi-

center clinical trial encompassing 27 sites reflective of the diverse nature of the clinical centers at which ovarian adnexal masses are evaluated.

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

In February 2013, results from a second pivotal clinical study of OVA1, called the “OVA500 study” led by Dr. Robert E. Bristow, Director of Gynecologic Oncology Services at  University of California Irvine Healthcare, were published in Gynecologic Oncology. The study evaluated OVA1 diagnostic performance in a population of 494 evaluable patients who underwent surgery for an ovarian adnexal mass by a non-gynecologic oncologist. Like the earlier OVA1 validation study, this was a prospective, multi-center study of consecutively enrolled, eligible subjects coordinated through 27 sites across the United States. In the OVA500 study, adnexal surgery patients were only enrolled from non-gynecologic oncology caregivers. As a result, the patient population in this study more closely resembled the intended use population for routine OVA1 testing: women aged 18 years or older, with an adnexal mass requiring surgery, but not yet referred to gynecologic oncologist, and for which the mass was determined to be benign or malignant following enrollment in the study.

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

In June 2013, a study was published in Gynecologic Oncology analyzing the medical records of 13,321 women with epithelial ovarian cancer, the most common type of ovarian cancer, diagnosed from 1999 to 2006 in California [3].  Led by Dr. Robert Bristow, this study demonstrated that only 37% of these patients received treatment that adhered to care guidelines established by the NCCN, an alliance of 23 major cancer centers with expert panels that analyze, research and recommend cancer treatments. The work, although initiated separately from any Vermillion-related work, points to a continuing need for better presurgical management of patients at risk for ovarian cancer.

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

In May 2014, we announced a Vermillion-funded study with Moffitt Cancer Center in Tampa, Florida. The purpose of the study is to produce clinical and economic data to support a new value-based practice model that may improve survival, quality of life and cost-effectiveness of care for patients with ovarian cancer. It features two phases. The first phase was retrospective, and benchmarked the care standards and variances provided to patients with ovarian, fallopian tube and/or primary peritoneal cancer. The second phase modeled improvements in care quality and cost that may be afforded by creating a standardized triage algorithm employing different FDA-cleared or prototype multi-marker blood tests, along with established clinical diagnostic or prognostic factors such as pelvic exams and ultrasound imaging.

We expect to complete our collaboration with Moffitt Cancer Center (“MCC”) in 2016.  We expect MCC to issue two or three “market development” publications in connection with this collaboration, which should offer real-world evidence of opportunities for improvement in pre-surgical management of patients eventually referred to a NCCN (National Comprehensive Cancer Network) center with ovarian cancer. One of these studies appeared as a poster presentation at the Annual Meeting of SGO (the Society for Gynecologic Oncology) on March 20-21, 2016. The poster, titled “Inbound referral patterns for ovarian cancer patients at a National Comprehensive Cancer Center (NCCN) institution”, evaluated the highly varying paths experienced by 345 women which led to eventual diagnosis and referral to Moffitt. Evidence of delays, surgery by non-specialists, and significant impact on survival was found among these patients, supporting Vermillion’s contention that better pre-surgical referral is relevant to high-volume cancer care; not just under-served market segments.

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

In April 2015, we announced the initiation of a strategic collaboration with Kaiser Permanente's Southern California Permanente Medical Group (“SCPMG”).  Vermillion continues in the second year of this strategic collaboration in order to enhance the diagnosis and treatment of ovarian cancer. The ultimate goal of this collaboration is to create a "best practice" for identification and "first time right" treatment of patients with ovarian cancer. Once data collection from the first phase of this relationship focused on retrospective benchmarking of ovarian cancer care within the SCPMG system is complete,  we expect findings to be submitted for publication. Future phases, which will depend on phase 1 findings, may assess the potential value of OVA1 or Overa, to better inform ovarian cancer referral and patient management within an integrated care setting. Vermillion’s goal is to optimize the on-label testing protocol to SCPMG’s practice requirements and quality metrics, thereby obtaining evidence for broader application.

In May 2015, we announced publication of two abstracts reporting initial positive top-line results regarding the development and validation of Overa, Vermillion’s second-generation OVA1 ovarian cancer triage test. The results were presented in two posters at the 2015 American Society for Clinical Oncology annual meeting.

The abstracts represent the first publication of data from the development of the next generation of OVA1, which we call Overa. The data show significant improvement in Overa specificity compared to OVA1, while maintaining strong sensitivity (92% for OVA1 in a 2013 study). We received FDA clearance for Overa on March 18, 2016 and our goal is to launch Overa on an early access basis in 2016.

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

On March 22, 2016, we entered into an agreement pursuant to which we may borrow up to $4,000,000 from the State of Connecticut Department of Economic and Community Development (“DECD”).  Proceeds from the loan are to be utilized primarily to fund the build-out, information technology infrastructure and other costs related to our Trumbull, Connecticut facility and operations.  The loan bears interest at a fixed rate of 2.0% per annum and requires equal monthly payments of principal and interest until maturity, which is 10 years from the initial funding date.  As security for the loan, we have granted the DECD a blanket security interest in our personal and intellectual property.  The DECD’s security interest in our intellectual property may be subordinated to a qualified institutional lender.  Under the terms of the agreement, we may be eligible for forgiveness of up to $2,000,000 of the principal amount of the loan if we achieve certain job creation and retention milestones measured by March 1, 2018.  If we are unable to meet these job creation milestones within the allotted timeframe or do not maintain our Connecticut operations for a period of 10 years, the DECD may require early repayment of a portion or all of the loan depending on job attainment as compared to the required amount.

Under the agreement, an initial disbursement of $2,000,000 will be made to us after final State of Connecticut approval and satisfaction of customary closing conditions.  The remaining $2,000,000 will be advanced if and when we achieve certain future milestones.

Current and former academic and research institutions that we have or have had collaborations with include the Johns Hopkins University School of Medicine (“JHU”); the University of Texas M.D. Anderson Cancer Center (“M.D. Anderson”); University College London (“UCL”); the University of Texas Medical Branch (“UTMB”); the Katholieke Universiteit Leuven; Clinic of Gynecology and Clinic of Oncology, Rigshospitalet, Copenhagen University Hospital (“Rigshospitalet”); the Ohio State University Office of Sponsored Programs (“OSU”); Stanford; the University of Kentucky (“UK”), UC Irvine and Southern California Permanente Medical Group (“SCPMG”).

The Diagnostic Market

The economics of healthcare demand effective and efficient allocation of resources which can be accomplished through disease prevention, early detection of disease leading to early intervention, and diagnostic tools that can triage patients to more appropriate therapy and intervention. Allied Market Research, a market research and business consulting partnership, expects that IVD market revenue will reach $74 billion by 2020. We have chosen to concentrate our business focus in the areas of oncology and women’s health where we have established strong key opinion leaders, and provider and patient relationships. Demographic trends suggest that, as the population ages, the burden from gynecologic diseases, including cancers, will increase and the demand for quality diagnostic, prognostic and predictive tests will escalate. In addition, the areas of oncology and women’s health generally lack quality diagnostic tests and, therefore, we believe patient outcomes can be significantly improved by the development of novel diagnostic tests.

Our focus on translational biomarkers and informatics enables us to address the market for novel diagnostic tests that simultaneously measure multiple biomarkers. A biomarker is a biomolecule or variant biomolecule that is present at measurably greater or lesser concentrations in a disease state versus a normal condition. Conventional protein tests measure a single protein biomarker whereas most diseases are complex. We believe that efforts to diagnose cancer and other complex diseases have failed in large part because the disease is heterogeneous at the causative level (i.e., most diseases can be traced to multiple potential etiologies) and at the human response level (i.e., each individual afflicted with a given disease can respond to that ailment in a specific manner).

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

Ovarian Cancer

Background

Commonly known as the “silent killer,” ovarian cancer leads to over 14,000 deaths each year in the United States. As of early 2016, The American Cancer Society (“ACS”) estimated that over 22,000 new ovarian cancer cases will be diagnosed, with the majority of patients diagnosed in the late stages of the disease in which the cancer has spread beyond the ovary. Unfortunately, ovarian cancer patients in the late stages of the disease have a poor prognosis, which leads to high mortality rates. According to the ACS, when ovarian cancer is diagnosed at its earliest stage, the patient has a 5-year survival rate of 92%. Ovarian cancer patients have up to a 90% cure rate following surgery and/or chemotherapy if detected in stage 1. However, only 15% of ovarian cancer patients are diagnosed before the tumor has spread outside the ovary. For ovarian cancer patients diagnosed in the late-stages of the disease, the 5-year survival rate falls to as low as 17%.

While the diagnosis of ovarian cancer in its earliest stages greatly increases the likelihood of survival from the disease, another factor that predicts survival from ovarian cancer is the specialized training of the surgeon who operates on the ovarian cancer patient. Numerous studies have demonstrated that treatment of malignant ovarian tumors by specialists such as gynecologic oncologists or at specialist medical centers improves outcomes for women with these tumors. Published guidelines from the SGO and the ACOG recommend referral of women with malignant ovarian tumors to specialists. Unfortunately, we believe only about one-third of women with these types of tumors are operated on by specialists, in part because of inadequate diagnostics that can identify such malignancies with high sensitivity. Accordingly, there is a clinical need for a diagnostic test that can provide adequate predictive value to stratify patients with a pelvic mass into those with a high risk of invasive ovarian cancer versus those with a low risk of ovarian cancer, which is essential for improving overall survival in patients with ovarian cancer.

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

The ACOG and the SGO have issued guidelines to help physicians evaluate adnexal masses for malignancy. These guidelines take into account menopausal status, CA125 levels, and physical and imaging findings. However, these guidelines have notable shortcomings because of their reliance on diagnostics with certain weaknesses. Most notably, the CA125 blood test, which is cleared by the FDA only for monitoring for recurrence of ovarian cancer, is negative in up to 50% of early stage ovarian cancer cases. Moreover, CA125 can be elevated in numerous conditions and diseases other than ovarian cancer, including benign ovarian masses and endometriosis. These shortcomings limit the CA125 blood test’s utility in distinguishing benign from malignant ovarian tumors or for use in detection of early stage ovarian cancer. Transvaginal ultrasound is another diagnostic modality used with patients with ovarian masses. Attempts at defining specific morphological criteria that can aid in a benign versus malignant diagnosis have led to the morphology index and the risk of malignancy index, with reports of 40-70% predictive value. However, ultrasound interpretation can be variable and dependent on the experience of the operator. Accordingly, the ACOG and SGO guidelines perform only modestly in identifying early stage ovarian cancer and malignancy in pre-menopausal women. Efforts to improve detection of cancer by lowering the cutoff for CA125 (the “Modified ACOG/SGO Guidelines”) provide only a modest benefit, since CA125 is absent in about 20% of epithelial ovarian cancer cases and is poorly detected in early stage ovarian cancer overall.

Commercialization

In 2013, we offered OVA1 exclusively through Quest Diagnostics and in 2014, we offered OVA1 both through Quest Diagnostics and ASPiRA LABS.  On March 11, 2015, the Company entered into a new commercial agreement with Quest Diagnostics.  Pursuant to this agreement, all OVA1 U.S. testing services for Quest Diagnostics customers were transferred to Vermillion’s wholly-owned subsidiary, ASPiRA LABS, as of August 10, 2015, with the exception of a nominal number of OVA1 tests distributed through Quest Diagnostics after that date.  Quest Diagnostics is continuing to provide blood draw and logistics support by transporting specimens from its clients to ASPiRA LABS for testing through at least March 11, 2017 in exchange for a market value fee.  Per the terms of the new commercial agreement, the Company will not offer to existing or future Quest Diagnostics customers CA 125-II or other tests that Quest Diagnostics offers.

Customers

In the United States, the IVD market can be segmented into three major groups: clinical reference laboratories, the largest of which are Quest Diagnostics and Laboratory Corporation of America; hospital laboratories; and physician offices.  In 2013 and 2014, virtually all of our product revenue was generated through Quest Diagnostics.   In 2015, our revenue was generated through Quest Diagnostics and ASPiRA LABS.  In 2016, we expect to generate virtually all of our revenue through ASPiRA LABS. Outside the United States, laboratories may become customers, either directly with us or via distribution relationships established between us and authorized distributors.  In 2015, we began to actively seek out distributors/partners outside the United States for an anticipated 2016 launch.

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

When designing clinical studies, we begin with the clinical question, since this drives the downstream clinical utility of the biomarkers. With the starting point of building validation into the discovery process, we design our studies to include the appropriate cases and control groups. We further incorporate an initial validation component within the discovery component. We place an emphasis on multi-institutional studies, inclusion of clinically relevant controls, using qualified and trained operators to run assays and collect data. For example, in an August 2004 cancer research paper, which describes the first three biomarkers in the ovarian cancer panel, there were more than 600 specimen samples taken from five hospitals that were analyzed. In the development of OVA1 and Overa,  we analyzed more than 2,500 samples from five additional medical centers prior to initiating the prospective ovarian clinical study for submission to the FDA. In analyzing the complex proteomics data, we take a skeptical view of statistical methodologies, choosing to use a variety of approaches and looking for concordance between approaches, taking the view that biomarkers deemed significant by multiple statistical algorithms are more likely to reflect biological conditions than mathematical artifacts.

New Ovarian Cancer Indications

While our focus on supporting the commercialization of OVA1 is our primary priority, we also may extend our ovarian cancer franchise beyond OVA1, enabled by several factors:

•

We completed development and validation of a product improvement to OVA1, known as Overa, with submission of a FDA 510(k) clearance application in March 2015, and we received such FDA clearance on March 18, 2016;

•

The collection of clinical samples from prospectively enrolled adnexal surgery patients enables further biomarker and bio-analytical research, both in detection of ovarian cancer and also markers and risk factors for other gynecologic diseases which present with similar signs and symptoms;

•	Vermillion possesses a large and growing portfolio of intellectual property, generated through collaborative research and licensing;
•	We have highly curated clinical samples, intellectual property and promising biomarker leads. These have the potential to further amplify our ovarian cancer diagnostic efforts in the future;
•	Clinical collaborations such as the independent clinical research program mentioned above typically include licensing options when valuable intellectual property or product opportunities result; and
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

Our research and development expenses were $3,751,000 and $4,667,000 for the years ended December 31, 2015 and 2014, respectively. The decrease from the prior year was due primarily to a significant decrease in payments to JHU as development work on Overa was completed in 2014.

Commercial Operations

We have a commercial infrastructure, including sales and marketing and reimbursement expertise. We also operate a national CLIA certified clinical laboratory, ASPiRA LABS.  Our sales representatives work to identify opportunities for educating general gynecologists and gynecologic oncologists on the benefits of OVA1.  In March 2015, we announced that OVA1 was CE marked, a requirement for marketing the test in the European Union.  In February 2015, Vermillion received ISO 13485:2003 certification for our quality management system from the British Standards Institution (BSI), one of the world's leading certification bodies. We are targeting markets outside of the United States now that we have migrated OVA1 onto the Roche cobas platform, which is available globally. In 2015, we began to actively seek out distributors/partners outside the United States so that we may begin marketing OVA1 outside the United States in 2016. On October 26, 2015, we announced registration of the CE mark for and clearance to market Overa in the European Union.

Approximately 13,598 OVA1 tests were performed in 2015 compared to 16,839 in 2014 with the decrease being attributed to account losses associated with the transition of accounts from Quest Diagnostics to ASPiRA. In 2015, we continued to develop the market through experienced strategic account managers, market development specialists,  customer account managers and medical science liaisons.  As market awareness continues to build, these managers are focused on efforts that will have a positive impact on regional payers and create positive coverage decisions.  They are working with local key opinion leaders and meeting with medical directors to discuss the clinical need, our technology assessment package and increasing experience and cases studies showing the positive outcomes utilizing OVA1.

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

Reimbursement

Because testing has transitioned from Quest Diagnostics to ASPiRA LABS, we assumed responsibility for billing third-party payers for OVA1.  In the United States, revenue for diagnostic tests comes from several sources, including third-party payers such as insurance companies, government healthcare programs, such as Medicare and Medicaid and patients.  Novitas Solutions, the Medicare contractor that has jurisdiction over claims submitted by Quest Diagnostics for OVA1, covers and reimburses for OVA1.  This local coverage determination from Novitas Solutions should essentially provide national coverage for patients enrolled in Medicare as well as Medicare Advantage health plans. However, ASPiRA has experienced difficulty in obtaining payment from Novitas Solutions for most claims submitted due to Novitas Solutions’ administrative requirements. ASPiRA is working actively to rectify this issue.

In December 2013, the CMS made its final determination and authorized Medicare contractors to set prices for Multianalyte Assays with Algorithmic Analyses (“MAAA”) test CPT codes when they determine it is payable.    New and innovative diagnostic tests often face reimbursement challenges that can affect adoption, including:

Coding

•

OVA1 is a new class of diagnostics, and therefore no specific code existed at the time of its launch.  This is often the case with new diagnostic tests, and companies will bill using a miscellaneous code, which is the path we and Quest Diagnostics implemented.  After establishing OVA1 in the market, creating demand and demonstrating the utility of the test, we applied for and received an American Medical Association (“AMA”) Current Procedural Terminology (“CPT”) Category I code specific for OVA1 which was effective beginning January 1, 2013. Achieving the unique Category I CPT code # 81503 was a critical step in our commercialization process.

•	Our test list price through ASPiRA LABS is $1,495 per test.

Claims Process

•

In the early launch of a product, claims can be rejected due to lack of medical necessity, lack of payer understanding, or even billing process errors.  To address these items, we are engaging with physicians’ offices to assist in the appeals process for our customers. We are using these claims to educate payers and create awareness about the medical necessity of our test.

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

Fujirebio Diagnostics sells Risk of Ovarian Malignancy Algorithm (“ROMA”). ROMA combines two tumor markers and menopausal status into a numerical score using a publicly available algorithm.  This test has the same intended use and precautions as OVA1.    ROMA is currently marketed as having utility limited to epithelial ovarian cancers, which accounts for 80% of ovarian malignancies. Based upon the results of a 2013 study, we believe that OVA1 has superior performance when compared to the Fujirebio Diagnostics test.

In addition, competitors such as Becton Dickinson, ArrayIt Corporation and Abbott Laboratories have publicly disclosed that they have been or are currently working on ovarian cancer diagnostic assays. Academic institutions periodically report new findings in ovarian cancer diagnostics that may have commercial value.

Intellectual Property Protection

Our intellectual property includes the registered trademarks for Vermillion, OVA1 and OvaCalc and a portfolio of owned, co-owned or licensed patents and patent applications.  As of December 31,  2015,  our clinical diagnostics patent portfolio included 20 issued United States patents, 13 pending United States patent applications, and numerous pending patent applications and issued patents outside the United States. These patents and patent applications fall into 25 patent families and are directed to diagnostic technologies. Core assets include diagnostic technologies for ovarian and breast cancer, which fall into our corporate focus on gynecologic oncology and women’s health. These may be useful in the development of patent-protected products. The clinical diagnostics market includes laboratories engaged in the research and development and/or manufacture of diagnostic tests using biomarkers, commercial clinical laboratories, hospitals and medical clinics that perform diagnostic tests.

Our existing research collaboration agreement with JHU expires on March 31, 2016.  Collaboration costs under the JHU collaboration were $600,000 and $1,323,000 for the years ended December 31,  2015 and 2014, respectively. In addition, under the terms of our amended research collaboration agreement with JHU, we are required to pay the greater of 4% royalties on net sales of diagnostic tests using the assigned patents or annual minimum royalties of $57,500. Other institutions and companies from which we hold options to license intellectual property related to biomarkers or are a co-inventor on applications include UCL, M.D. Anderson, UK, OSU, McGill University (Canada), Eastern Virginia Medical School, Aaron Diamond AIDS Research Center, UTMB, Goteborg University (Sweden), University of Kuopio (Finland), The Katholieke Universiteit Leuven (Belgium) and Rigshospitalet.

Manufacturing

We are the manufacturer of OVA1. Components of OVA1 include purchased reagents for each of the component assays as well as the OvaCalc® software. Because we do not directly manufacture the component assays, we are required to maintain supply agreements with manufacturers of each of the assays. As part of our quality systems, reagent lots for these assays are tested to ensure they meet specifications required for inclusion in OVA1. Only reagent lots determined by us as having met these specifications are permitted for use in OVA1. Our principal suppliers are Roche Diagnostics Corporation and Siemens Healthcare Diagnostics, Inc.

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

Government Regulation

General.    Our activities related to diagnostic products are, or have the potential to be, subject to regulatory oversight by the FDA under provisions of the Federal Food, Drug and Cosmetic Act and regulations thereunder, including regulations governing the development, marketing, labeling, promotion, manufacturing and export of our products. The Federal Food, Drug and Cosmetic Act requires that medical devices introduced to the United States market, unless exempted by regulation, be the subject of either a pre-

market notification clearance, known as a 510(k) clearance or 510(k) de novo clearance, or a pre-market approval (“PMA”).  OVA1 was cleared by the FDA in September 2009 under the 510(k) de novo guidelines.  OVA1 was the first FDA-cleared blood test for the pre-operative assessment of ovarian masses.  We submitted a 510(k) clearance application to the FDA for Overa, our second-generation biomarker panel in early March 2015. We received FDA clearance for Overa on March 18, 2016.

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

Employees

As of December 31, 2015, we had 54 employees who are all full-time.  We also engage independent contractors from time to time.

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

We have experienced significant operating losses each year since our inception and we expect to incur a net loss for fiscal year 2016 and the foreseeable future.  Our losses have resulted principally from costs incurred in research and development, sales and marketing, and general and administrative costs.

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

In the past, a significant amount of our revenue was derived from Quest Diagnostics, and as testing services have recently been transitioned to ASPiRA LABS, there is no guarantee that we will be able to successfully market our test through additional channels, including ASPiRA LABS, in the future.

             Virtually all of our revenue during 2014 was derived through our strategic partnership with Quest Diagnostics and in 2015, Quest Diagnostics largely transitioned OVA1 testing services for its customers to ASPiRA LABS.  Prior to the transition, revenue generated from Quest Diagnostics was based on the number of OVA1 tests performed by Quest Diagnostics and the reimbursement rate received by Quest Diagnostics for those tests. We  continue to depend on Quest Diagnostics for blood draw and logistics for a significant portion of our specimens. There is no guarantee that Quest Diagnostics will perform as expected, or provide a sufficient volume of OVA1 test samples to support our business. Due in part to this uncertainty, we plan to offer OVA1 through additional channels in the future, although there can be no assurance that we will be able to do so.  In addition, as a result of the transition of OVA1 testing services from Quest Diagnostics to ASPiRA LABS, we have assumed responsibility for obtaining payment from third-party payers, whereas prior to the transition, Quest Diagnostics performed that task.  Quest Diagnostics has more bargaining power with third-party payers than we do, and as a result, we may not be able to achieve reimbursement rates that are as high as those received by Quest Diagnostics. If we are not successful in adding additional sales channels or if we do not experience growing OVA1 test volumes or receive less reimbursement per test than expected, there could be a material adverse effect on our business, results of operations and financial condition.

Failures by third-party payers to reimburse OVA1 or changes or variances in reimbursement rates could materially and adversely affect our business, financial condition and results of operations.

Virtually all of our product revenue in 2014 was dependent on the amount Quest Diagnostics received from third-party payers for performing OVA1 tests.  In 2015, Quest Diagnostics largely transitioned OVA1 testing services for its customers to ASPiRA LABS.  As a result of the transition, we have assumed responsibility for obtaining payment from third-party payers, whereas prior to the transition, Quest Diagnostics performed that task.  Accordingly, our future revenues will be dependent upon third-party reimbursement payments to ASPiRA LABS. Insurance coverage and reimbursement rates for diagnostic tests are uncertain, subject to change and particularly volatile during the early stages of commercialization. There remain questions as to what extent third-party payers, like Medicare, Medicaid and private insurance companies will provide coverage for OVA1 and for which indications. CMS is in the process of developing payment codes and reimbursement rates under Medicare for certain next generation sequencing tests which may include certain Multianalyte Assays with Algorithmic Analyses, such as our OVA1 test.  There is no guarantee that CMS will issue the codes and rates, that the codes will continue to cover the OVA1 test or that the payment rate will be comparable to current Medicare reimbursement levels for the test.  Such uncertainty could create payment uncertainty from other payers as well.  The reimbursement rates for OVA1 are largely out of our control.  We have experienced volatility in the coverage and reimbursement of OVA1 due to contract negotiation with third-party payers and implementation requirements and that the reimbursement amounts we have received from third-party payers varies from payer to payer, and, in some cases, the variation is material.

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

Our success depends, in part, on our ability to commercialize Overa both within and outside the United States, and there is no assurance that we will be able to do so successfully.

We submitted our 510(k) clearance application for Overa, our second-generation biomarker panel, to the FDA in March 2015.  We received FDA clearance for Overa on March 18, 2016 with the goal of commencing the marketing and sale of the panel in 2016.  Overa is intended to maintain our product’s high sensitivity while improving specificity.  Though we plan to leverage off our existing infrastructure for OVA1, including ASPiRA Labs, there can be no assurance that we will be successfully able to commercialize Overa in the United States, or that we will be able to obtain reimbursement for Overa from third-party payers at the same rate as OVA1.  If we are unable to successfully commercialize Overa, the results of our operations could be adversely affected.

Additionally, in 2014 and 2015, all of our product revenue was generated in the United States.  In 2015,  we began to actively seek laboratory customers and other distributors and partners outside the United States, so that we may begin directly or indirectly marketing and selling Overa outside the United States in 2016.  We may not be able to find suitable customers or other distributors or partners outside the United States that are willing to enter into business relationships with us on terms that are advantageous to us or at all.  Moreover, while we registered the CE mark and in October 2015 obtained clearance to market Overa in the European Union, we may be prohibited in the future from directly or indirectly marketing or selling Overa in the European Union or various other jurisdictions outside the United States if we are unable to obtain applicable regulatory approvals.  In addition, we will need to ensure that third-party payers, including insurance companies and government payers, in jurisdictions outside the United States will pay or reimburse for Overa tests performed in those jurisdictions.

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

If we do succeed in developing additional diagnostic tests with acceptable performance characteristics, we may not succeed in achieving commercial market acceptance for those tests. Our ability to successfully commercialize diagnostic products, including OVA1 and Overa, will depend on many factors, including:

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

These factors present obstacles to commercial acceptance of our existing and potential diagnostic products, for which we will have to spend substantial time and financial resources to overcome, and there is no guarantee that we will be successful in doing so. Our inability to do so successfully would prevent us from generating revenue from OVA1, Overa and future diagnostic products.

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

The commercialization of our products could be delayed, halted or prevented by applicable FDA regulations. If the FDA were to view any of our actions as non-compliant, it could initiate enforcement actions, such as a warning letter and possible imposition of penalties.  For instance, we are subject to a number of FDA requirements, including compliance with the FDA’s Quality System

Regulations “QSR” requirements, which establish extensive requirements for quality assurance and control as well as manufacturing procedures. Failure to comply with these regulations could result in enforcement actions for us or our potential suppliers. Adverse FDA actions in any of these areas could significantly increase our expenses and reduce our revenue. We will need to undertake steps to maintain our operations in line with the FDA’s QSR requirements. Some components of OVA1 and Overa are manufactured by other companies and we are required to ensure that, to the extent that we incorporate those components into our finished OVA1 or Overa test, we use those components in compliance with QSR. Any failure to do so would have an adverse effect on our ability to commercialize OVA1 or Overa. Our suppliers’ manufacturing facilities, since they manufacture finished kits that we use in OVA1 and Overa, are subject to periodic regulatory inspections by the FDA and other federal and state regulatory agencies. Our facility also is subject to FDA inspection. We or our suppliers may not satisfy such regulatory requirements, and any such failure to do so may adversely affect our business, financial condition and results of operations.

If our suppliers fail to produce acceptable or sufficient stock, make changes to the design or labeling of their biomarker kits or discontinue production of existing biomarker kits or instrument platforms, we may be unable to meet market demand for OVA1.

The commercialization of our OVA1 and Overa tests depend on the supply of five different immunoassay kits from third-party manufacturers run on automated instruments. Failure by any of these manufacturers to produce kits that pass Vermillion’s quality control measures might lead to back-order and/or loss of revenue due to missed sales and customer dissatisfaction. In addition, if the design or labeling of any kit were to change, continued OVA1 or Overa supply could be threatened since new validation and submission to the FDA for 510(k) clearance could be required as a condition of sale. Discontinuation of any of these kits would require identification, validation and 510(k) submission on a revised OVA1 or Overa design. Likewise, discontinuation or failure to support or service the instruments may pose risk to ongoing operations.

Effective December 2014, one of the five immunoassay component kits that are used in OVA1 ceased to be supported on the instrument as the manufacturer transitioned to a newer platform. While we have not experienced and do not anticipate disruption of ongoing operations, failure of the manufacturer to provide extended service or support might harm our business.  Overa consolidates the five OVA1 immunoassays onto a single mainstream automated platform and substitutes a new immunoassay component kit for the discontinuing kit as a mitigating action. Although we received a 510(k) clearance from the FDA for Overa on March 18, 2016, there can be no assurances that there will not be future disruptions in our supply chain. Any resulting disruption to our supply of OVA1 or Overa would adversely affect our business, financial condition and results of operations.

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

The testing, manufacturing and marketing of medical diagnostic tests entail an inherent risk of product liability claims. Potential product liability claims may exceed the amount of our insurance coverage or may be excluded from coverage under the terms of the policy. We will need to increase our amount of insurance coverage in the future if we are successful at introducing new diagnostic products, and this will increase our costs. If we are held liable for a claim or for damages exceeding the limit of our insurance coverage, we may be required to make substantial payments. This may have an adverse effect on our business, financial condition and results of operations.

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

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (collectively, the “PPACA”) requires each medical device manufacturer to pay a sales tax in an amount equal to 2.3% of the price for which such manufacturer sells its medical devices. The PPACA also mandated a reduction in payments of 1.75% for the years 2011 through 2015 for clinical laboratory services paid under the Medicare Clinical Laboratory Fee Schedule. This adjustment was in addition to a productivity adjustment to the Clinical Laboratory Fee Schedule.  The Protecting Access to Medicare Act of 2014, which halted certain reductions in payment mandated by the PPACA as well as certain CMS policies, will instead establish a market-based reimbursement system for clinical laboratories beginning in 2017 and require reporting of certain private payer reimbursement data by laboratories as early as 2016.  CMS also issued various regulations and guidance generally effective in 2014 that limited reimbursement for clinical laboratory tests as a general matter, but permitted the continued ability for CMS to pay for Multianalyte Assays with Algorithmic Analyses in certain circumstances. In addition to these changes, a number of states are also contemplating significant reform of their healthcare policies. We cannot predict whether future healthcare initiatives will be implemented at the federal or state level, or the effect any future legislation or regulation will have on us. The taxes imposed by the PPACA have resulted in decreased profits to us and lower reimbursements by payers for our tests. Other changes to healthcare laws may adversely affect our business, financial condition and results of operations.

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

The launch of our new clinical laboratory, ASPiRA LABS, involved significant costs to us, including the costs of laboratory equipment and facilities, outside consulting fees for branding and other services and other general and administrative expenses.  We expect to continue to incur significant costs to operate ASPiRA LABS in the future, such as salaries and related expenses for personnel, regulatory compliance costs and ongoing costs of outsourced billing services.  There is no guarantee that we will be able to generate a sufficient volume of patients to access the laboratory and utilize its offerings to cover the fixed and ongoing costs of ASPiRA LABS.

There is no guarantee that we be able to generate sufficient revenue in the future to offset our costs.  Our inability to successfully develop sufficient demand for the diagnostic tests processed by the laboratory could delay or prevent ASPiRA LABS from generating revenue in excess of expenses, and we may not achieve profitability from ASPiRA LABS in the foreseeable future, if at all. If we are unable to generate sufficient revenues to achieve profitability, we may be unable to continue our ASPiRA LABS operations or we may be unable to expand our offerings at ASPiRA LABS beyond ovarian cancer to other gynecologic conditions with high unmet need as we intend.

The operation of ASPiRA LABS requires us to comply with numerous laws and regulations, which is expensive and time-consuming and could adversely affect our business, financial condition and results of operations, and any failure to comply could result in exposure to substantial penalties and other harm to our business.

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

 ASPiRA LABS holds a CLIA Certificate of Accreditation and a state laboratory license in California, Florida, Maryland, New York, Pennsylvania and Rhode Island. This allows the lab to process OVA1 on a national basis.  We are subject to periodic surveys and inspections to maintain our CLIA certification, and such certification is also required to obtain payment from Medicare, Medicaid and certain other third-party payers.  Failure to comply with CLIA or state law requirements may result in the imposition of corrective action or the suspension or revocation of our CLIA certification or state licenses. If our CLIA certification or state licenses are suspended or revoked or our right to bill the Medicare and Medicaid programs or other third-party payers is suspended, we would no longer be able to sell our tests, which would adversely affect our business, financial condition and results of operations.

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

In the future, we plan to develop and perform LDTs at ASPiRA LABS. If the FDA finalizes its October 2014 draft guidance documents that outline the FDA’s proposal to actively regulate LDTs, we may need to obtain a 510(k) clearance or pre-market approval for our future LDTs, and there is no guarantee that we would ever procure the needed FDA clearance or approval.  We also would need to comply with ongoing regulatory requirements.

 We intend to develop and perform LDTs at ASPiRA LABS in the future.  The FDA has historically exercised enforcement discretion and not required approvals or clearances for LDTs. However, in October 2014, the FDA issued two draft guidance documents, entitled “Framework for Regulatory Oversight of Laboratory Developed Tests (LDTs)” and “FDA Notification and

Medical Device Reporting for Laboratory Developed Tests (LDTs),” respectively, that set forth a proposed risk-based regulatory framework that would apply varying levels of FDA oversight to LDTs.

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

The liquidity and trading volume of our common stock has at times been low in the past and may again be low in the future. If the liquidity and trading volume of our common stock is low, this could adversely impact the trading price of our shares,  our ability to issue stock and our stockholders’ ability to obtain liquidity in their shares. The issuance of common stock by us in May 2013 and subsequent warrant exercise in December 2013,  and the issuance of common stock by us in December 2014 and July 2015 involved a significant issuance of stock to a limited number of investors, significantly increasing the concentration of our share ownership in a few holders.

According to information provided on Schedules 13D, 13F and 13G as recent as December 31, 2015,  five persons beneficially owned approximately 62% of our outstanding shares of common stock, and under a May 2013 stockholders agreement, two of these persons have certain rights to designate a director to be nominated by us to serve on the Board of Directors.  As a result, these stockholders will be able to affect the outcome of, or exert significant influence over, all matters requiring stockholder approval, including the election and removal of directors and any change in control. In particular, this concentration of ownership of our common stock could have the effect of delaying or preventing a change in control of us or otherwise discouraging or preventing a potential acquirer from attempting to obtain control of us. This, in turn, could have a negative effect on the market price of our common stock. It could also prevent our stockholders from realizing a premium over the market prices for their shares of common stock. Moreover, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders. The concentration of ownership also contributes to the low trading volume and volatility of our common stock.

Our stock price has been, and may continue to be, highly volatile.

The trading price of our common stock has been highly volatile and could continue to be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:

•	failure to significantly increase revenue and volumes of OVA1 or Overa;

•	actual or anticipated period-to-period fluctuations in financial results;
•	failure to achieve, or changes in, financial estimates by securities analysts;
•	announcements or introductions of new products or services or technological innovations by us or our competitors;
•	publicity regarding actual or potential discoveries of biomarkers by others;
•	comments or opinions by securities analysts or stockholders;
•	conditions or trends in the pharmaceutical, biotechnology or life science industries;
•	announcements by us of significant acquisitions and divestitures, strategic partnerships, joint ventures or capital commitments;
•	developments regarding our patents or other intellectual property or that of our competitors;
•	litigation or threat of litigation;
•	additions or departures of key personnel;
•	limited daily trading volume;
•	economic and other external factors, disasters or crises; and
•	our announcement of additional fundraisings.

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

Anti-takeover provisions in our charter, bylaws, other agreements and under Delaware law could make a third-party acquisition of the Company difficult.

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

Certain of our stockholders may, from time to time, attempt to aggressively involve themselves in the governance and strategic direction of our Company above and apart from normal interactions between stockholders and management. Such activism, and any related negative publicity, could result in substantial costs that negatively impact our stock price and increase its volatility. In addition, such activism could cause a diversion of the attention of our management and Board of Directors and create perceived uncertainties with existing and potential strategic partners impacting our ability to consummate potential transactions, collaborations or opportunities in furtherance of our strategic plan. In addition, such activism could make it more difficult to attract and retain qualified personnel, customers and business partners, which could disrupt the growth of the market for OVA1 or Overa, delay the development and commercialization of new tests and further adversely affect the trading price of our common stock and increase its volatility. In addition, the activists may have little or no experience in the diagnostics industry or may seek to elect members to our Board of Directors with little or no experience in the diagnostics industry who may have a specific agenda different and apart from the majority of our stockholders.

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, grants and government funding and strategic alliances.  To the extent that we raise additional capital through the sale of equity or convertible debt, such financing may be dilutive to stockholders.  Debt financing, if available, may involve restrictive covenants and potential dilution to stockholders.  Furthermore, a perception that future sales of our common stock in the public market are likely to occur could affect prevailing trading prices of our common stock.

As of December 31, 2015, we had 52,113,059 shares of our common stock outstanding and 3,371,505 shares of our common stock reserved for future issuance to employees, directors and consultants pursuant to our employee stock plans, which excludes 3,317,811 shares of our common stock that were subject to outstanding options. In addition, as of December 31, 2015, warrants to purchase 4,587,000 shares of our common stock were outstanding.  These warrants are exercisable at the election of the holders thereof at an average exercise price of $1.96 per share.

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

Location	Approximate Square Feet	Primary Functions	Lease Expiration Date
Austin, Texas	4,218 sq. ft.	ASPiRA LABS facility, Research and development, clinical and regulatory, sales and administrative offices	May 31, 2017
Austin, Texas	1,876 sq. ft.	Clinical, regulatory and administrative offices	Month to month, 90 days notice to cancel
Trumbull, Connecticut	10,681 sq. ft.	Administrative offices and future laboratory facility	June 2021

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

PART II

ITEM 5.           MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Capital Market under the symbol “VRML.”

On March 16, 2016, there were 83 registered holders of record of our common stock. The closing price of our common stock on March 16,  2016 was $1.54.

The following sets forth the quarterly high and low trading prices as reported by The NASDAQ Capital Market for the periods indicated.

	2015		2014
	High	Low	High	Low
First Quarter	$2.35	$1.50	$3.83	$2.33
Second Quarter	2.50	1.68	3.34	2.42
Third Quarter	2.29	1.47	2.70	1.50
Fourth Quarter	2.20	1.63	2.20	1.20

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

Equity Compensation Plan Information

We currently maintain two equity-based compensation plans that were approved by our stockholders.  The plans are the Vermillion, Inc. 2000 Stock Plan (the “2000 Plan”), and the Amended and Restated 2010 Stock Incentive Plan, as amended (the “2010 Plan”).

2000 Plan.    The authority of our Board of Directors to grant new stock options and awards under the 2000 Plan terminated in 2010.  The Board of Directors continues to administer the 2000 Plan with respect to the stock options that remain outstanding under the 2000 Plan.    At December 31, 2015,  options to purchase 54,100 shares of our common stock remained outstanding under the 2000 Plan.

2010 Plan.  The 2010 Plan is administered by the Compensation Committee of our Board of Directors.  Our employees, directors, and consultants are eligible to receive awards under the 2010 Plan. The 2010 Plan permits the granting of a variety of awards, including stock options, share appreciation rights, restricted shares, restricted share units, and unrestricted shares, deferred share units, performance and cash-settled awards, and dividend equivalent rights.  We are authorized to issue up to 8,122,983 shares of our common stock under the 2010 Plan, subject to adjustment as provided in the 2010 Plan. At December 31, 2015,  options to purchase 3,263,711 shares of common stock remained outstanding under the 2010 Plan.

The number of shares of our common stock to be issued upon exercise of outstanding stock options, the weighted-average exercise price of outstanding stock options and the number of shares available for future stock option grants and stock awards under equity compensation plans as of December 31, 2015, were as follows:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in First Column)
Equity compensation plans approved by security holders	3,317,811	(1)	$2.29	(2)	3,371,505	(3)
Equity compensation plans not approved by security holders	-		-		-
Total	3,317,811				3,371,505

(1) Includes outstanding stock options for 54,100 shares of our common stock under the 2000 Plan and 3,263,711 shares of our common stock under the 2010 Plan.
(2) Includes the weighted average stock price for outstanding stock options of $3.06 under the 2000 Plan and $2.28 for the 2010 Plan.
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

Overview

Our vision is to drive the advancement of women’s health by providing innovative methods to detect, monitor and manage the treatment of both benign and malignant gynecologic disease, with our primary focus being diseases of the female pelvic cavity.

We have expanded our corporate strategy with the goal of transforming Vermillion from a technology license company to a diagnostic service and bio-analytic solutions provider. Our plan is to broaden our commercial focus from ovarian cancer to differential diagnosis of women with a range of gynecological disorders. Our strategy is being deployed in three phases. The three phases are a rebuild phase, which was completed in the third quarter of 2015,  a transformation phase, which is ongoing, and a market expansion and growth phase, which we expect to begin in 2016.

During the first phase, we expanded our leadership team by hiring several new senior leaders including a chief executive officer.  In addition, we expanded our commercial strategy, reestablished medical and advisory support, rebuilt our patient advocacy strategy and established a billing system and a payer strategy outside of our relationship with Quest Diagnostics.  During the second phase, we completed the process of obtaining licensure of ASPiRA LABS in all of the states that require licenses and plan to establish our own payer coverage for OVA1 and launch a second-generation OVA1 test, trademarked Overa.  In the third phase we plan to commercialize Overa by utilizing the full national licensure of ASPiRA LABS, managed care coverage in select markets, our sales force and existing customer base.  Unlike OVA1, Overa uses a global testing platform, which will allow Overa to be deployed internationally.  On October 26, 2015, we announced registration of the CE mark for and clearance to market Overa in the European Union.  We also plan to develop an LDT product series, which we refer to internally as OvaX.  We anticipate that OvaX will include not only biomarkers, but also clinical risk factors, other diagnostics and patient history data in order to boost predictive value.  On February 11, 2016, we adopted a plan to streamline our organization.  We have reduced headcount and other expenses targeting an approximately 20% reduction in operating expenses in 2016, as compared to operating expenses in 2015.

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

Our initial product, OVA1, is a blood test designed to, in addition to a physician’s clinical assessment of a woman with a pelvic mass, identify women who are at high risk of having a malignant ovarian tumor prior to planned surgery.  The FDA cleared OVA1 in September 2009, and we commercially launched OVA1 in March 2010.  We have completed development and validation work on a second-generation biomarker panel known as Overa, which is intended to maintain our product’s high sensitivity while improving specificity. We submitted our 510(k) clearance application for Overa to the FDA in March 2015, with the goal of commencing the marketing and sale of the panel on an early access basis in 2016.  We received FDA clearance for Overa on March 18, 2016. Overa uses the Roche cobas 6000 platform.

In June 2014, Vermillion launched ASPiRA LABS, a Clinical Laboratory Improvements Amendments of 1988 (“CLIA”) certified national laboratory based in Austin, Texas, which specializes in applying biomarker-based technologies to address critical needs in the management of gynecologic cancers and specifically pelvic mass disease. ASPiRA LABS provides expert diagnostic services using a state-of-the-art biomarker-based diagnostic algorithm to inform clinical decision making and advance personalized treatment plans. The lab currently processes our OVA1 test, and we expect the lab to process the CA 125-II test (which is marketed and sold by a third-party) in the future in specific markets. We plan to expand the testing provided by ASPiRA LABS to other gynecologic conditions with high unmet need. We also plan to develop and perform LDTs at ASPiRA LABS. ASPiRA LABS holds a CLIA Certificate of Registration and a state laboratory license in California, Florida, Maryland, New York, Pennsylvania and Rhode Island. This allows the lab to process OVA1 on a national basis. The Centers for Medicare & Medicaid Services (“CMS”) issued a provider number to ASPiRA LABS in March 2015.

Strategy:

We are focused on the execution of four core strategic business drivers in ovarian cancer diagnostics to build long-term value for our investors:

•

Maximizing the existing OVA1 opportunity in the United States by taking the lead in payer coverage and commercialization of OVA1. This strategy included the launch of a CLIA certified clinical laboratory, ASPiRA LABS, in June 2014;

•

Improving OVA1 performance by obtaining FDA clearance of Overa, a  next generation biomarker panel while  migrating OVA1 to a global testing platform, which we believe may allow for better domestic market penetration and international expansion (FDA clearance was received on March 18, 2016);

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

The abstracts represent the first publication of data from the development of Overa. The data show significant improvement in Overa specificity compared to OVA1, while maintaining strong sensitivity (92% for OVA1 in a 2013 study). Our goal is to launch Overa on an early access basis during 2016.

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

 The Company recognizes revenue for contractual clients as criteria for revenue recognition are met. As the Company has not established sufficient payment history with the insurance companies or private payers for the tests performed at ASPiRA LABS, payment is not fixed or determinable and collectability is not reasonably assured, and we defer recognizing revenues until those criteria are met, which typically coincides with the collection of cash. Once we establish a reliable payment history, we plan to return to normal accrual revenue recognition based on our criteria discussed above. The Company does have certain client bill contracts which meet revenue recognition criteria and thus revenue under such contracts is recognized when the test is performed.

License Revenue.    Under the terms of our former secured line of credit with Quest Diagnostics, portions of the borrowed principal amounts were to be forgiven upon our achievement of certain milestones relating to the development, regulatory approval and commercialization of certain diagnostic tests.  We accounted for forgiveness of principal debt balances as license revenues over the term of the exclusive sales period that Quest Diagnostics received upon commercialization of an approved diagnostic test as we did not have a sufficient history of product sales that provided a reasonable basis for estimating future product sales. Through December 31, 2014, we recognized license revenue on a straight-line basis over the original remaining period of Quest Diagnostics’ sales exclusivity ending in September 2015. The disputed exclusivity was formally terminated with Quest Diagnostics as part of the March 11, 2015 agreement, and thus the remaining balance of deferred license revenue totaling $315,518 was recognized in the first quarter of 2015.

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

Liquidity

On December 23, 2014, the Company completed a private placement pursuant to which certain investors purchased 6,944,445 shares of Vermillion common stock at a price of $1.44 per share. Vermillion also issued warrants to purchase shares of Vermillion common stock at a price of $0.125 per warrant share in the private placement. Net proceeds of the private placement were approximately $10,288,000 after deducting offering expenses. The warrants became exercisable on June 23, 2015, for 4,166,659 shares of Vermillion common stock at $2.00 per share and expire on December 23, 2017.

On July 17, 2015 the Company completed the sale of 9,602,500 shares of Vermillion common stock, at a price to the public of $1.96 per share, including 1,252,500 shares sold pursuant to the full exercise of the underwriters' option to purchase additional shares, in an underwritten public offering at a price of $1.96 per share. Net proceeds from the offering were approximately $17,495,000 after deducting underwriting discounts and offering expenses.

On March 22, 2016, we entered into an agreement pursuant to which we may borrow up to $4,000,000 from the DECD. Proceeds from the loan are to be utilized primarily to fund the build-out, information technology infrastructure and other costs related to our Trumbull, Connecticut facility and operations. The loan bears interest at a fixed rate of 2.0% per annum and requires equal monthly payments of principal and interest until maturity, which is 10 years from the initial funding date. As security for the loan, we have granted the DECD a blanket security interest in our personal and intellectual property. The DECD’s security interest in our intellectual property may be subordinated to a qualified institutional lender. Under the terms of the agreement, we may be eligible for forgiveness of up to $2,000,000 of the principal amount of the loan if we achieve certain job creation and retention milestones measured by March 1, 2018. If we are unable to meet these job creation milestones within the allotted timeframe or do not maintain our Connecticut operations for a period of 10 years, the DECD may require early repayment of a portion or all of the loan depending on job attainment as compared to the required amount.

Under the Agreement, an initial disbursement of $2,000,000 will be made to us after final State of Connecticut approval and satisfaction of customary closing conditions. The remaining $2,000,000 will be advanced if and when we achieve certain future milestones.

We have incurred significant net losses and negative cash flows from operations since inception, and as a result has an accumulated deficit of approximately $370,588,000 at December 31, 2015. The Company expects to incur a net loss in 2016 and the foreseeable future. The Company’s management believes that successful achievement of the business objectives will require additional financing. The Company expects to raise capital through a variety of sources, which may include the public equity market, private equity financing, collaborative arrangements, licensing arrangements, and/or public or private debt. However, additional funding may not be available when needed or on terms acceptable to the Company. If the Company is unable to obtain additional capital, it may not be able to continue sales and marketing, research and development, or other operations on the scope or scale of current activity and that could have a material adverse effect on the Company’s business, results of operations and financial condition.

There can be no assurance that the Company will achieve or sustain profitability or positive cash flow from operations. However, management believes that the current working capital position as of the date of these financial statements will be sufficient to meet the Company’s working capital needs for at least the next twelve months. Management expects cash from product sales to be the Company’s only material, recurring source of cash in 2016.

Recent Accounting Pronouncements

Please refer to Note 2 to our consolidated financial statements.

Results of Operations – Year Ended December 31, 2015 as compared to Year Ended December 31, 2014

The Company’s selected summary financial and operating data for the years ended December 31, 2015 and 2014 were as follows:

	Year Ended December 31,		Increase (Decrease)
(dollars in thousands)	2015	2014	Amount	%
Revenue:
Product	$1,861	$2,067	$(206)	(10)
License	316	454	(138)	(30)
Total revenue	2,177	2,521	(344)	(14)
Cost of revenue:
Product	2,309	1,230	1,079	88
Gross profit (loss)	(132)	1,291	(1,423)	(110)
Operating expenses:
Research and development	3,751	4,667	(916)	(20)
Sales and marketing	9,833	9,893	(60)	(1)
General and administrative	5,533	5,942	(409)	(7)
Total operating expenses	19,117	20,502	(1,385)	(7)
Loss from operations	(19,249)	(19,211)	(38)	0
Interest income	28	40	(12)	(30)
Other income (expense), net	106	(38)	144	(379)
Loss before income taxes	(19,115)	(19,209)	94	(0)
Income tax benefit (expense)	-	-	-	-
Net loss	$(19,115)	$(19,209)	$94	(0)

Product Revenue.  Product revenue was $1,861,000 for the year ended December 31, 2015 compared to $2,067,000 for the same period in 2014.  As a result of our March 11, 2015 agreement with Quest Diagnostics, we realized product revenue for tests performed by Quest Diagnostics after January 1, 2015 at the time the OVA1 test is performed at a $125.35 fixed fee per test.  For the year ended December 31, 2014, we recognized product revenue for the sale of OVA1 through Quest Diagnostics at a $50 fixed fee per test plus a variable gross margin based royalty per test. This variable royalty totaled $1,227,000 in 2014 and was recognized upon receipt of an annual royalty report from Quest Diagnostics.  The variable royalty component totaled approximately $75 per test.

Revenue for ASPiRA LABS contractual clients is being recognized when the OVA1 test is being performed. All other ASPiRA LABS revenue is being recognized on a  cash basis and thus recognition of revenue lags the performance of an OVA1 test. Virtually all OVA1 tests have been performed at ASPiRA LABS once the August 10, 2015 cutover date from Quest Diagnostics.

Our total OVA1 volume was 13,598 for 2015. This was comprised of 8,937 tests performed by Quest Diagnostics and 4,661 OVA1 tests performed by ASPiRA LABS.  Our total OVA1 volume was 16,839 for 2014. This was comprised of 16,427 tests performed by Quest Diagnostics and 412 OVA1 tests performed by ASPiRA LABS.  The decrease in volume from 2014 to 2015 was due primarily to the transition of OVA1 testing from Quest Diagnostics to ASPiRA LABS. Revenue decreased in 2015 compared to 2014 due to the overall decrease in OVA1 volume as well as the lag in revenue recognition for OVA1 tests being recognized on the cash basis of accounting.

License Revenue.  There was $316,000 of license revenue recognized for the year ended December 31, 2015 compared to $454,000 for the same period in 2014. License revenue decreased in 2015 compared to 2014 as all remaining deferred revenue was recognized during 2015. We do not expect to recognize any license revenue in future periods.

Cost of Revenue. Cost of product revenue for the year ended December 31, 2015 increased $1,079,000  or 88% compared to the same period in 2014.  Cost of product revenue for the year ended December 31, 2015 includes costs associated with processing the full volume of OVA1 tests at ASPiRA LABS after the cutover of volume from Quest Diagnostics to ASPiRA LABS on August 10, 2015. The increase in cost of revenue in 2015 compared to 2014 is due to ASPiRA LABS processing 4,661 OVA1 tests in 2015 compared to 412 in 2014.

Research and Development Expenses.  Research and development expenses represent costs incurred to develop our technology and carry out clinical studies, and include personnel-related expenses, regulatory costs, reagents and supplies used in research and development laboratory work, infrastructure expenses, contract services and other outside costs.  Research and development expenses also include costs related to activities performed under contracts with our collaborators and strategic partners. Research and development expenses decreased by $916,000, or 20%, for the year ended December 31, 2015 compared to the same period in 2014.  This decrease was mainly due to decreases in collaborations,  clinical trials, and consulting as the development work on Overa was substantially completed in 2014. These decreases were partially offset by increases in personnel and related expenses due to increased headcount in preparation for continued product pipeline development and investment in our new pelvic mass registry.

Sales and Marketing Expenses.  Our sales and marketing expenses consist primarily of personnel-related expenses, education and promotional expenses, and infrastructure expenses.  These expenses include the costs of educating physicians, laboratory personnel and other healthcare professionals regarding OVA1.  Sales and marketing expenses also include the costs of sponsoring continuing medical education, medical meeting participation and dissemination of scientific and health economic publications.  Our personnel-related expenses include the cost of our field sales force, the subject matter experts responsible for market development. Sales and marketing expenses decreased by $60,000, or 1%, for the year ended December 31, 2015 compared to the same period in 2014.  The decrease was primarily due to decreases in outside services and consulting which were mostly offset by increases in personnel costs due to increased headcount. We expect sales and marketing expenses to decrease in future periods due to lower headcount expected in 2016.

General and Administrative Expenses.  General and administrative expenses consist primarily of personnel-related expenses, professional fees and other costs, including legal, finance and accounting expenses, and other infrastructure expenses. General and administrative expenses decreased by $409,000, or 7%, for the year ended December 31, 2015 compared to the same period in 2014.  The change was primarily due to start-up costs for ASPiRA LABS incurred in 2014 prior to the June 2014 opening of ASPiRA LABS not being repeated in 2015.

Liquidity and Capital Resources

We plan to continue to expend resources in the selling and marketing of OVA1 and developing additional diagnostic tests.

 On December 23, 2014,  the Company completed a private placement pursuant to which certain investors purchased 6,944,445 shares of Vermillion common stock at a price of $1.44  per share. Vermillion also issued warrants to purchase shares of common stock at a price of $0.125 per warrant share in the private placement. The proceeds of the private placement were $10,521,000 (net proceeds of approximately $10,281,000 after deducting offering expenses incurred through December 31, 2014). The warrants became exercisable on June 23, 2015, for 4,166,659 shares of Vermillion common stock at $2.00 per share and expire on December 23, 2017.

On July 17, 2015 we completed the sale of 9,602,500 shares of Vermillion common stock, at a price to the public of $1.96 per share, including 1,252,500 shares sold pursuant to the full exercise of the underwriters' option to purchase additional shares, in an underwritten public offering at a price of $1.96 per share. Net proceeds from the offering were approximately $17,495,000 after deducting underwriting discounts and offering expenses.

On March 22, 2016, we entered into an agreement pursuant to which we may borrow up to $4,000,000 from the DECD.  Proceeds from the loan are to be utilized primarily to fund the build-out, information technology infrastructure and other costs related to our Trumbull, Connecticut facility and operations.  The loan bears interest at a fixed rate of 2.0% per annum and requires equal monthly payments of principal and interest until maturity, which is 10 years from the initial funding date.  As security for the loan, we have granted the DECD a blanket security interest in our personal and intellectual property.  The DECD’s security interest in our intellectual property may be subordinated to a qualified institutional lender.  Under the terms of the agreement, we may be eligible for forgiveness of up to $2,000,000 of the principal amount of the loan if we achieve certain job creation and retention milestones measured by March 1, 2018.  If we are unable to meet these job creation milestones within the allotted timeframe or do not maintain our Connecticut operations for a period of 10 years, the DECD may require early repayment of a portion or all of the loan depending on job attainment as compared to the required amount.

Under the Agreement, an initial disbursement of $2,000,000 will be made to us after final State of Connecticut approval and satisfaction of customary closing conditions.  The remaining $2,000,000 will be advanced if and when we achieve certain future milestones.

The Company has incurred significant net losses and negative cash flows from operations since inception.  At December 31, 2015, we had an accumulated deficit of $370,588,000 and stockholders' equity of $17,546,000.  On December 31, 2015, we had

$18,642,000 of cash and cash equivalents and $3,351,000 of current liabilities. The Company expects to incur a net loss in 2016 and the foreseeable future.

There can be no assurance that we will achieve or sustain profitability or positive cash flow from operations. In addition, while we expect to grow revenue with the addition of ASPiRA LABS, there is no assurance of our ability to generate substantial revenues and cash flows from ASPiRA LABS’ operations. We expect cash from our products to be our only material, recurring source of cash in 2016.

Our management believes that our current working capital as of December 31, 2015 will be sufficient to meet the Company’s working capital needs for at least the next twelve months. However, our management also believes that the successful achievement of our business objectives will require additional financing. We expect to raise capital through a variety of sources, which may include the public equity market, private equity financing, collaborative arrangements, licensing arrangements, and public or private debt.

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

Our future liquidity and capital requirements will depend upon many factors, including, among others:

•	resources devoted to establish sales, marketing and distribution capabilities;
•	the rate of product adoption by physicians and patients;
•	our plans to acquire or invest in other products, technologies and businesses;
•	the market price of our common stock;
•	the successful launch of OVERA; and
•	the insurance payer community's acceptance of and reimbursement for OVA1 and/or OVERA.

Cash and cash equivalents as of December 31, 2015 and December 31, 2014 were  $18,642,000 and  $22,965,000, respectively.  At December 31, 2015 and 2014, working capital was $16,015,000 and $18,747,000, respectively.

Net cash used in operating activities was $18,365,000 for the year ended December 31, 2015, resulting primarily from $19,115,000 net loss incurred as adjusted for non-cash license revenues of $316,000,  partially offset by $1,227,000 of stock-based compensation expense. Net cash used in operating activities also included $415,000 of cash used from changes in operating assets and liabilities and primarily from decreases in deferred revenue and accounts payable.

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

Net cash used in investing activities was $1,055,000 for the year ended December 31, 2015 due to purchases of computer equipment and software, machinery and equipment and construction in progress. Construction spending will continue in 2016.  Net cash used in investing activities was $258,000 for the year ended December 31, 2014 due to equipment and software purchases for ASPiRA LABS as well as computer purchases.

Net cash provided by financing activities was $15,097,000 for the year ended December 31, 2015 due to receipt of $17,495,000 in July 2015 from our follow on public offering of common stock, partially offset by the repurchase of common stock from Quest Diagnostics in the amount of $1,291,000, the repayment of short-term debt of $1,069,000 to Quest Diagnostics and $122,000 of offering expenses relating to our December 2014 private placement.

Net cash provided by financing activities was $10,527,000 for the year ended December 31, 2014 due to receipt of $10,288,000 of net proceeds from the sale of common stock and $239,000 in proceeds from the exercise of stock options.

Off-Balance Sheet Arrangements

As of December 31, 2015,  we had no off-balance sheet arrangements that are reasonably likely to have a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

ITEM 7A.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K, the information called for by Item 7A is not required.

ITEM 8.            FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements, including consolidated balance sheets as of December 31, 2015 and 2014,  consolidated statements of operations for the years ended December 31, 2015 and 2014, consolidated statements of changes in stockholders’ equity for the years ended December 31, 2015 and 2014, consolidated statements of cash flows for the years ended December 31, 2015 and 2014 and notes to our consolidated financial statements, together with a  report thereon of our independent registered public accounting firm are attached hereto as pages F-1 through F-19.

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

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act, as of December 31, 2015.

Based on that evaluation, our Chief Executive Officer and Chief Accounting Officer have concluded that as of December 31, 2015, our disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15(d)-15(e) under the Exchange Act, were effective.

Management Report on Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over our financial reporting. We have assessed the effectiveness of internal control over financial reporting as of December 31, 2015. Our assessment was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, entitled “Internal Control - Integrated Framework  (2013).”

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

Based on using the COSO criteria, management concluded our internal control over financial reporting as of December 31, 2015 was effective.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.   Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2015, was not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC that permit a smaller reporting company to provide only management’s report in the Company’s Annual Report on Form 10-K.

Changes in internal control over financial reporting.

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.        OTHER INFORMATION

None.

PART III

ITEM 10.         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information regarding our directors, committees of our Board of Directors, our director nomination process, and our executive officers appearing under the heading "Information Regarding the Board of Directors, Committees and Corporate Governance," "Management" and "Section 16(a) Beneficial Ownership Reporting Compliance," of our proxy statement relating to our 2016 Annual Meeting of Stockholders to be held in 2016 (the “2016 Proxy Statement”) is incorporated by reference.

Our code of ethics is applicable to all employees, including both our Chief Executive Officer, Principal Financial Officer and Controller.  This code of ethics is publicly available on our website at www.vermillion.com.

ITEM 11.         EXECUTIVE COMPENSATION

The information appearing under the headings "Board Compensation," "Compensation Discussion and Analysis,"  "Executive Officer Compensation," "Corporate Governance – Compensation Committee Interlocks and Insider Participation" and "Report of the Compensation Committee" of the 2016 Proxy Statement is incorporated by reference.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information appearing under the heading “Security Ownership of Certain Beneficial Owners and Management” of the 2016 Proxy Statement is incorporated by reference.

See the description regarding our equity compensation plans contained in Item 5 of this Form 10-K and in the notes to our financial statements, attached hereto.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information appearing under the heading “Certain Relationships and Related Transactions” and "Information Regarding the Board of Directors, Committees and Corporate Governance" of the 2016 Proxy Statement is incorporated by reference.

ITEM 14.          PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information appearing under the heading “Ratification of the Selection of the Independent Registered Public Accounting Firm for Vermillion” of the 2016 Proxy Statement is incorporated by reference.

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

VERMILLION, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page No.

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets at December 31, 2015 and 2014	F-2

Consolidated Statements of Operations for the years ended
December 31, 2015 and 2014	F-3

Consolidated Statements of Changes in Stockholders’ Equity for the years ended
December 31, 2015 and 2014	F-4

Consolidated Statements of Cash Flows for the years ended
December 31, 2015 and 2014	F-5

Notes to Consolidated Financial Statements	F-6

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Vermillion, Inc.

Austin, Texas

We have audited the accompanying consolidated balance sheets of Vermillion, Inc. as of December 31, 2015 and 2014 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vermillion, Inc.  at December 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Austin, Texas

March 30,  2016

1

Vermillion, Inc.

Consolidated Balance Sheets

(Amounts in Thousands, Except Share and Par Value Amounts)

	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$18,642	$22,965
Accounts receivable	87	167
Prepaid expenses and other current assets	550	534
Inventories	87	-
Total current assets	19,366	23,666
Property and equipment, net	1,504	508
Other Assets	90	-
Total assets	$20,960	$24,174

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$988	$1,123
Accrued liabilities	2,208	2,201
Short-term debt	-	1,106
Deferred revenue	-	489
Other Current Liabilities	155	-
Total current liabilities	3,351	4,919
Lease obligation - long term	63	-
Total liabilities	3,414	4,919
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding at December 31, 2015 and 2014	-	-
Common stock, $0.001 par value, 150,000,000 shares authorized; 52,113,059 and 43,115,790 shares issued and outstanding at December 31, 2015 and 2014, respectively	52	43
Additional paid-in capital	388,082	370,685
Accumulated deficit	(370,588)	(351,473)
Total stockholders’ equity	17,546	19,255
Total liabilities and stockholders’ equity	$20,960	$24,174

See accompanying Notes to Consolidated Financial Statements

Vermillion, Inc.

Consolidated Statements of Operations

(Amounts in Thousands, Except Share and Per Share Amounts)

	Year Ended December 31,
	2015	2014
Revenue:
Product	$1,861	$2,067
License	316	454
Total revenue	2,177	2,521
Cost of revenue:
Product(1)	2,309	1,230
Gross profit (loss)	(132)	1,291
Operating expenses:
Research and development(2)	3,751	4,667
Sales and marketing(3)	9,833	9,893
General and administrative(4)	5,533	5,942
Total operating expenses	19,117	20,502
Loss from operations	(19,249)	(19,211)
Interest income	28	40
Other income (expense), net	106	(38)
Loss before income taxes	(19,115)	(19,209)
Income tax benefit (expense)	-	-
Net loss	$(19,115)	$(19,209)

Net loss per share - basic and diluted	$(0.41)	$(0.53)
Weighted average common shares used to compute basic and diluted net loss per common share	47,124,261	36,082,414

Non-cash stock-based compensation expense included in expenses:
(1) Cost of revenue	$40	$1
(2) Research and development	137	136
(3) Sales and marketing	209	259
(4) General and administrative	841	775

See accompanying Notes to Consolidated Financial Statements

Vermillion, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(Amounts in Thousands, Except Share Amounts)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2013	35,825,673	$36	$358,994	$(332,264)	$26,766
Net loss	-	-	-	(19,209)	(19,209)
Common stock and warrants issued in conjunction with private placement sale, net of issuance costs	6,944,445	7	10,281	-	10,288
Common stock offering - at-the-market (ATM)	48,473	-	-	-	-
Common stock issued in conjunction with exercise of stock options	178,699	-	239	-	239
Common stock issued for restricted stock awards	118,500	-	351	-	351
Warrants issued for services	-	-	22	-	22
Stock compensation charge	-	-	798	-	798
Balance at December 31, 2014	43,115,790	43	370,685	(351,473)	19,255
Net loss	-	-	-	(19,115)	(19,115)
Common stock issued in conjunction with follow-on public offering, net of issuance costs	9,602,500	10	17,363	-	17,373
Common stock issued in conjunction with exercise of stock options	59,583	-	97	-	97
Common stock issued for restricted stock awards	195,781	-	401	-	401
Stock compensation charge	-	-	826	-	826
Repurchase of common stock	(860,595)	(1)	(1,290)	-	(1,291)
Balance at December 31, 2015	52,113,059	$52	$388,082	$(370,588)	$17,546

See accompanying Notes to Consolidated Financial Statements

Vermillion, Inc.

Consolidated Statements of Cash Flows

(Amounts in Thousands)

	Year Ended December 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(19,115)	$(19,209)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on extinguishment of debt	(37)	-
Non-cash license revenue	(316)	(454)
Depreciation and amortization	291	141
Stock-based compensation expense	1,227	1,149
Warrants issued for services	-	22
Changes in operating assets and liabilities:
Accounts receivable	80	206
Prepaid expenses and other assets	(106)	(162)
Inventories	(87)	-
Accounts payable, accrued liabilities and other liabilities	(129)	1,500
Deferred revenue	(173)	(1)
Net cash used in operating activities	(18,365)	(16,808)
Cash flows from investing activities:
Purchase of property and equipment	(282)	(258)
Construction in progress	(773)	-
Net cash used in investing activities	(1,055)	(258)
Cash flows from financing activities:
Proceeds from private placement offering of common stock, net of issuance costs	-	10,288
Repayment of capital lease obligations	(13)	-
Repurchase of Quest Diagnostics common stock	(1,291)	-
Issuance costs related to 2014 private placement	(122)	-
Proceeds from public offering of common stock, net of issuance costs	17,495	-
Proceeds from issuance of common stock from exercise of stock options	97	239
Repayment of short-term debt	(1,069)	-
Net cash provided by financing activities	15,097	10,527
Net decrease in cash and cash equivalents	(4,323)	(6,539)
Cash and cash equivalents, beginning of year	22,965	29,504
Cash and cash equivalents, end of year	$18,642	$22,965
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	7	-
Supplemental disclosure of noncash investing and financing activities:
Equipment acquired through capital lease agreements	107	-
Changes in other current liabilities related to equipment	125	-

See accompanying Notes to Consolidated Financial Statements

Vermillion, Inc.

Notes to Consolidated Financial Statements

NOTE 1:Basis of Presentation and Summary of Significant Accounting and Reporting Policies

Organization

Vermillion, Inc. (“Vermillion”; Vermillion and its wholly-owned subsidiaries are collectively referred to as the “Company”) is incorporated in the state of Delaware, and is engaged in the business of developing and commercializing diagnostic tests for gynecologic disease.  The Company sells OVA1™ risk of malignancy test for pelvic mass disease (“OVA1”). Until August 10, 2015, the Company distributed OVA1 through Quest Diagnostics Incorporated (“Quest Diagnostics”) (see Note 3). Since August 10, 2015, the Company has distributed all but a nominal number of OVA1 tests through Vermillion’s wholly-owned Clinical Laboratory Improvement Amendments of 1988 (“CLIA”) certified clinical laboratory, ASPiRA LABS, Inc. (“ASPiRA LABS”), which opened in June 2014.

Liquidity

On December 23, 2014, the Company completed a private placement pursuant to which certain investors purchased 6,944,445 shares of Vermillion common stock at a price of $1.44 per share. Vermillion also issued warrants to purchase shares of Vermillion common stock at a price of $0.125 per warrant share in the private placement. Net proceeds of the private placement were approximately $10,288,000 after deducting offering expenses. The warrants are exercisable for 4,166,659 shares of Vermillion common stock at $2.00 per share and expire on December 23, 2017.

On July 17, 2015 the Company completed the sale of 9,602,500 shares of Vermillion common stock, at a price to the public of $1.96 per share, including 1,252,500 shares sold pursuant to the full exercise of the underwriters' option to purchase additional shares, in an underwritten public offering at a price of $1.96 per share. Net proceeds from the offering were approximately $17,495,000 after deducting underwriting discounts and offering expenses.

As discussed in Note 6, on March 22, 2016, the Company entered into an agreement pursuant to which it may borrow up to $4,000,000 from the State of Connecticut Department of Economic and Community Development (“DECD”). Initial gross proceeds of $2,000,000 are due after final State of Connecticut approval and satisfaction of customary closing conditions.  The remaining $2,000,000 will be advanced if and when the Company achieves certain future milestones.

The Company has incurred significant net losses and negative cash flows from operations since inception, and as a result has an accumulated deficit of approximately $370,588,000 at December 31, 2015. The Company expects to incur a net loss in 2016 and the foreseeable future. The Company’s management believes that successful achievement of the business objectives will require additional financing.  The Company expects to raise capital through a variety of sources, which may include the public equity market, private equity financing, collaborative arrangements, licensing arrangements, and/or public or private debt. However, additional funding may not be available when needed or on terms acceptable to the Company. If the Company is unable to obtain additional capital, it may not be able to continue sales and marketing, research and development, or other operations on the scope or scale of current activity and that could have a material adverse effect on the business, results of operations and financial condition.

There can be no assurance that the Company will achieve or sustain profitability or positive cash flow from operations.  However, management believes that the current working capital position as of the date of these financial statements will be sufficient to meet the Company’s working capital needs for at least the next twelve months. Management expects cash from product sales to be the Company’s only material, recurring source of cash in 2016.

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

Fair Value Measurement

Accounting Standards Codification (“ASC”) Topic 820, Fair Value and Measurements (“ASC 820”), defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents and accounts receivable.  The Company maintains cash and cash equivalents in recognized financial institutions in the United States.  The funds are insured by the FDIC up to a maximum of $250,000, but are otherwise unprotected.  The Company has not experienced any losses associated with deposits of cash and cash equivalents.  The Company does not invest in derivative instruments or engage in hedging activities.

Accounts receivable

Accounts receivable are derived from sales made to customers located in North America.  The Company performs ongoing credit evaluations of its customer’s financial condition and generally does not require collateral.  The Company maintains an allowance for doubtful accounts based upon the expected collectability of accounts receivable.  Accounts receivable at December 31, 2015 was from 14 customers.  Accounts receivable at December 31, 2014 was from one customer.

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

Revenue for contractual clients is being recognized when the OVA1 test is being performed as criteria for revenue recognition has been met. As the Company has not established sufficient payment history with the insurance companies or private payers for the tests performed at ASPiRA LABS, payment is not fixed or determinable and collectability is not reasonably assured, and it will not recognize revenue until those criteria are met, which typically coincides with the collection of cash.  All costs incurred for tests performed at ASPiRA LABS are expensed as incurred. Once the Company establishes a reliable payment history, it plans to return to normal accrual revenue recognition based on its criteria discussed above.

License Revenue:  Under the terms of the secured line of credit with Quest Diagnostics, which was terminated on March 11, 2015, portions of the borrowed principal amounts were forgiven upon achievement of certain milestones relating to the development, regulatory approval and commercialization of certain diagnostic tests (see Note 3).  The Company accounted for forgiveness of principal debt balances as license revenues over the term of the exclusive sales period that Quest Diagnostics received upon commercialization of an approved diagnostic test as the Company did not have a sufficient history of product sales that provided a reasonable basis for estimating future product sales.  License revenue was recognized on a straight-line basis over the original remaining period of Quest Diagnostics’ sales exclusivity ending in September 2015.  The disputed exclusivity was formally terminated with Quest Diagnostics on March 11, 2015, and thus the remaining balance of deferred license revenue totaling $316,000 was recognized as of that date.

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

Patent Costs

Costs incurred in filing, prosecuting and maintaining patents (principally legal fees) are expensed as incurred and recorded within selling, general and administrative expenses on the Consolidated Statements of Operations. Such costs aggregated approximately $215,000 and $380,000 for the years ended December 31, 2015 and 2014, respectively.

Stock-Based Compensation

The Company records the fair value of non-cash stock-based compensation costs for stock options and stock purchase rights related to the Amended and Restated 2010 Stock Incentive Plan, as amended (the “2010 Plan”). The Company estimates the fair value of stock options using a Black-Scholes option valuation model which requires the input of subjective assumptions including expected stock price volatility, expected life and estimated forfeitures of each award. These assumptions consist of estimates of future market conditions, which are inherently uncertain, and therefore are subject to management's judgment.

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

The Company also records the fair value of non-cash stock-based compensation costs for equity instruments issued to non-employees. The cost for these options is recalculated each reporting period using a Black-Scholes option valuation model. A change in assumptions used in the calculations, including changes in the fair value of common stock, can result in significant changes in the amounts recorded from one reporting period to another.

Contingencies

The Company accounts for contingencies in accordance with ASC 450 Contingencies ("ASC 450") which requires that an estimated loss from a loss contingency be accrued when (i) information available prior to issuance of the financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and (ii) when the amount of the loss can be reasonably estimated. Accounting for contingencies such as legal and contract dispute matters requires the use of management’s judgment. Management believes that the Company’s accruals for these matters are adequate. Nevertheless, the actual loss from a loss contingency might differ from management’s estimates.

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

ASC Topic 740, Income Taxes clarifies the accounting for uncertainty in income taxes recognized in the financial statements and provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. This interpretation also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, and disclosure.

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

NOTE 2:Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU 2016-02, Leases. The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the impact of the pending adoption of the new standard on the consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11 Inventory (Topic 330): Simplifying the Measurement of Inventory (“ASU No. 2015-11”). ASU 2015-11 changes the measurement of inventory from the lower of cost or market to the lower of cost and net realizable value. The amendments are effective prospectively for the fiscal years, and interim reporting periods within those years, beginning on or after December 15, 2016. The Company does not anticipate a material impact on its consolidated financial statements from the adoption of this ASU.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern (“ASU 2014-15”).  This ASU explicitly requires management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. In connection with each annual and interim period, management will assess if there is substantial doubt about an entity’s ability to continue as a going concern within one year after the issuance date. Management will consider relevant conditions that are known, and reasonably knowable, at the issuance date. Substantial doubt exists if it is probable that the entity will be unable to meet its obligations within one year after the issuance date. Disclosures will be required if conditions give rise to substantial doubt. The new standard will be effective for all entities in the first annual period ending after December 15, 2016. Early adoption is permitted. Upon adoption management will evaluate the Company’s ability to continue as a going concern based on this guidance.

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

NOTE 3:Strategic Alliance And Secured Line Of Credit with Quest Diagnostics Incorporated

In July 2005, the Company entered into a Strategic Alliance Agreement (as amended, the “Strategic Alliance Agreement”) with Quest Diagnostics to develop and commercialize up to three diagnostic tests from the Company’s product pipeline.  In connection with the Strategic Alliance Agreement, the Company entered into a credit agreement with Quest Diagnostics, pursuant to which Quest Diagnostics provided the Company with a $10,000,000 secured line of credit to be used to pay for certain costs and expenses related to activities under the Strategic Alliance Agreement. This line of credit was collateralized by certain of the Company’s intellectual property assets. The credit agreement provided for the forgiveness of portions of the amounts borrowed under the secured line of credit upon the achievement of certain milestones related to the development, regulatory approval and commercialization of certain diagnostic tests. Through December 31, 2014, the entire loan was either repaid or forgiven except for $1,106,000 which was in dispute. The dispute regarding the balance of the loan was resolved on March 11, 2015 for a payment to Quest Diagnostics totaling $1,069,000. As a result of this settlement, the Company recognized one-time items during the year ended December 31, 2015, including product revenue of $163,000, license revenue of $202,000, gain on extinguishment of debt of $37,000 and reversal of other liabilities totaling $41,000.

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

Accounts receivable from Quest Diagnostics totaled $1,000 and $167,000 at December 31, 2015 and 2014, respectively.

Note 4:       Property and Equipment

The components of property and equipment as of December 31, 2015 and 2014 were as follows:

	December 31,
(in thousands)	2015	2014
Machinery and equipment	$841	$563
Demonstration equipment	39	38
Computer equipment and software	428	291
Furniture and fixtures	41	68
Leasehold improvements	36	-
Construction in progress	773	-
Gross property and equipment	2,158	960
Accumulated depreciation and amortization	(654)	(452)
Property and equipment, net	$1,504	$508

Depreciation expense for property and equipment was $291,000 and $141,000 for the years ended December 31, 2015 and 2014, respectively. The accumulated amortization of assets under capital lease obligations was $39,000 and the net book value of assets under capital lease obligations was $193,000 as of December 31, 2015. There were no assets under capital lease obligations as of December 31, 2014.

Construction in progress represented $289,000 in leasehold improvements and $484,000 in information technology build-out at our Trumbull, Connecticut facility. The facility was occupied and in operation beginning in January 2016. Proceeds from the DECD development loan (discussed in Note 6)  will be used for the Trumbull, Connecticut facility.

NOTE 5:Accrued Liabilities

The components of accrued liabilities as of December 31, 2015 and 2014 were as follows:

	December 31,
(in thousands)	2015	2014
Payroll and benefits related expenses	$798	$905
Collaboration and research agreements expenses	339	338
Professional services	717	598
Tax-related liabilities	40	23
Other accrued liabilities	314	337
Total accrued liabilities	$2,208	$2,201

NOTE 6:Commitments and Contingencies

As of December 31, 2015, the annual amounts of future minimum payments under certain of the Company’s contractual obligations were:

	Payments Due by Period
(in thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating Leases	$804	$212	$292	$246	$54
Capital Leases	475	322	143	10	-
Collaboration Costs	125	125	-	-	-
Total accrued liabilities	$1,404	$659	$435	$256	$54

In addition, the Company has minimum royalty obligations (described below in non-cancelable collaboration obligations and other commitments) and minimum quantities of reagent purchases from the manufacturer of certain laboratory instruments.

Development Loan

On March 22, 2016, the Company entered into an agreement (the “Agreement”) with the DECD, pursuant to which the Company may borrow up to $4,000,000 from the DECD.  Proceeds from the loan are to be utilized primarily to fund the build-out, information technology infrastructure and other costs related to the Company’s Trumbull, Connecticut facility and operations.  The loan bears interest at a fixed rate of 2.0% per annum and requires equal monthly payments of principal and interest until maturity, which is 10 years from the initial funding date.  As security for the loan, the Company has granted the DECD a blanket security interest in the Company’s personal and intellectual property.  The DECD’s security interest in the Company’s intellectual property may be subordinated to a qualified institutional lender.  Under the terms of the Agreement, the Company may be eligible for forgiveness of up to $2,000,000 of the principal amount of the loan if the Company achieves certain job creation and retention milestones by March 1, 2018.  If the Company is unable to meet these job creation milestones within the allotted timeframe or does not maintain the Company’s Connecticut operations for a period of 10 years, the DECD may require early repayment of a portion or all of the loan depending on job attainment as compared to the required amount.

Under the Agreement, an initial disbursement of $2,000,000 will be made to the Company after final State of Connecticut approval and satisfaction of customary closing conditions.  The Agreement provides that the remaining $2,000,000 will be advanced if and when the Company achieves certain future milestones. The loan may be prepaid at any time without premium or penalty.

Operating Leases

The Company leases facilities to support its business of discovering, developing and commercializing diagnostic tests in the fields of gynecologic disease, including its principal facility and CLIA laboratory located in Austin, Texas.  As of December 31, 2015 there were three Austin, Texas leases which included an aggregate annual base rent of $131,000 and annual estimated common area charges, taxes and insurance of $62,000.  The lease which includes the CLIA laboratory expires on May 31, 2017 and an additional lease is month to month and requires 90 days’ notice to cancel.  The Company exited the third lease on February 29, 2016.

In October 2015, the Company entered a lease agreement for a facility in Trumbull, Connecticut.  The lease includes initial payments for the buildout of leasehold improvements to the office space, which are estimated to be approximately $438,000. The term of the lease is five years beginning after the initial date of occupancy in January 2016 and a rent abatement period of five months. The lease includes an aggregate annual base rent of $32,000 and annual estimated common area charges, taxes and insurance of $91,000.    Rental expense under operating leases for the years ended December 31, 2015 and 2014 totaled $190,000 and $130,000, respectively.

Capital Lease

In April 2015, the Company agreed to lease two laboratory instruments for a total initial payment of $250,000 and ongoing payments of approximately $7,000 per month for 36 months after delivery.  The agreement also requires minimum annual purchases of reagents from the manufacturer of the equipment.  As of December 31, 2015, one instrument has been delivered and placed into service.

The accumulated amortization of assets under capital lease obligations was $39,000 and the net book value of assets under capital lease obligations was $193,000 as of December 31, 2015. There were no assets under capital lease obligations as of December 31, 2014.

Non-cancelable Collaboration Obligations and Other Commitments

The Company has a research collaboration agreement with The Johns Hopkins University School of Medicine (“JHU”) directed at the discovery and validation of biomarkers in human subjects, including but not limited to clinical application of biomarkers in the understanding, diagnosis and management of human disease.  This agreement expires on March 31, 2016.  Collaboration expenses under the JHU collaboration were $600,000 and $1,323,000 for the years ended December 31, 2015 and 2014, respectively.  Collaboration expenses under the JHU collaboration are included in research and development expenses.  In addition, under the terms of the amended research collaboration agreement, Vermillion is required to pay the greater of 4% royalties on net sales of diagnostic tests using the assigned patents or annual minimum royalties of $57,500.    Royalty expense for the years ended December 31, 2015 and 2014 totaled $74,000 and $83,000, respectively.

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

NOTE 7:Common Stock

2015 Registered Offering

On July 17, 2015 the Company completed the sale of 9,602,500 shares of Vermillion common stock, including 1,252,500 shares sold pursuant to the full exercise of the underwriters' option to purchase additional shares, in an underwritten public offering at a price of $1.96 per share. The Company received net proceeds from the offering of $17,495,000 after deducting underwriting discounts and offering expenses.

2014 Private Placement Sale

On December 23, 2014, the Company completed a private placement pursuant to which certain investors purchased 6,944,445 shares of Vermillion common stock at a price of $1.44 per share. Vermillion also issued warrants to purchase shares of common stock at a price of $0.125 per warrant share in the private placement. Net proceeds of the private placement were approximately $10,288,000 after deducting offering expenses. The warrants are exercisable for 4,166,659 shares of Vermillion common stock at $2.00 per share and expire on December 23, 2017.

The sale of common stock and issuance of warrants qualified for equity treatment under GAAP. The respective values of the warrants and common stock were calculated using their relative fair values and classified under common stock and additional paid-in capital. The value ascribed to the warrants is $2,970,000 and to the common stock is $7,311,000.

Other 2014 Equity Offerings

In October 2014, the Company established an at-the-market offering program, pursuant to which it may offer and sell, from time to time, shares of Company common stock having an aggregate offering price of up to $15,000,000. The Company is obligated to pay a commission of up to 3.0% of the gross proceeds from the sale of shares of Vermillion common stock in the offering. The Company is not obligated to sell any shares in the offering. During the year ended December 31, 2014, approximately 48,473 shares of the Vermillion common stock were sold under the program for aggregate proceeds of $75,000  (no net proceeds after deducting offering costs). The Company suspended the program on December 24, 2014.

Warrants

Warrants outstanding as of December 31, 2015 and 2014 were as follows:

		Exercise Price	Number of Shares Outstanding under Warrant
Issuance Date	Expiration Date	per Share	December 31, 2015	December 31, 2014
May 1, 2013	April 30, 2015	$ 1.88	-	21,000
May 13, 2013	May 13, 2016	$ 1.46	413,359	413,359
November 1, 2013	October 31, 2015	$ 3.89	-	21,000
May 1, 2014	April 30, 2016	$ 4.70	7,000	7,000
December 23, 2014	December 23, 2017	$ 2.00	4,166,659	4,166,659
			4,587,018	4,629,018

NOTE 8:      Loss Per Share

The reconciliation of the numerators and denominators of basic and diluted loss per share for the years ended December 31, 2015 and 2014 was as follows:

	Loss	Shares	Per Share
(In thousands, except per share data)	(Numerator)	(Denominator)	Amount
Year ended December 31, 2014:
Net loss - basic	$(19,209)	36,082,414	$(0.53)
Dilutive effect of common stock shares issuable upon exercise of stock options, exercise of warrants, and unvested restricted stock awards	-	-
Net loss - diluted	$(19,209)	36,082,414	$(0.53)

Year ended December 31, 2015:
Net loss - basic	$(19,115)	47,124,261	$(0.41)
Dilutive effect of common stock shares issuable upon exercise of stock options, exercise of warrants, and unvested restricted stock awards	-	-
Net loss - diluted	$(19,115)	47,124,261	$(0.41)

Due to net losses for the years ended December 31, 2015 and 2014, diluted loss per share is calculated using the weighted average number of common shares outstanding and excludes the effects of potential shares of common stock  that are antidilutive.

The potential shares of common stock that have been excluded from the diluted loss per share calculation above for the years ended December 31, 2015 and 2014 were as follows:

	Year Ended December 31,
	2015	2014
Stock options	3,317,811	1,711,046
Stock warrants	4,587,018	4,629,018
Potential common shares	7,904,829	6,340,064

NOTE 9:Employee Benefit Plans

2000 Stock Plan

Under the Amended and Restated 2000 Stock Plan (the “2000 Plan”), options could be granted at prices not lower than 85% and 100% of the fair market value of the common stock for non-statutory and statutory stock options, respectively.  Options generally vest monthly over a period of four years and unexercised options generally expire ten years from the date of grant.  The authority of Vermillion’s Board of Directors to grant new stock options and awards under the 2000 Plan terminated in 2010.  There were no stock options under the 2000 Stock Plan exercised during the year ended December 31, 2015. Options to purchase 15,000 shares of common stock were exercised during the year ended December 31, 2014.  No additional shares of common stock were reserved for future option grants under the 2000 Plan.

2010 Stock Incentive Plan

Under the 2010 Plan, employees, directors and consultants of the Company are eligible to receive awards. The 2010 Plan is administered by the Compensation Committee of the Vermillion Board of Directors.  The 2010 Plan permits the granting of a variety of awards, including stock options, share appreciation rights, restricted shares, restricted share units, unrestricted shares, deferred share units, performance and cash-settled awards, and dividend equivalent rights.  On June 18, 2015, the Company’s stockholders approved an increase of 4,500,000 in the number of shares available for issuance under the 2010 Plan for a total of 8,122,983 shares.    Unexercised options generally expire ten years from the date of grant. Options to purchase 59,583 and 163,490 shares of common stock were exercised during the year ended December 31, 2015 and 2014, respectively.

During the year ended December 31, 2015, the Company issued to the Vermillion Board of Directors 195,781 shares of restricted stock from the 2010 Plan having a fair value of $401,000 as payment for services rendered in 2015.  During the year ended December 31, 2014, the Company issued to the Vermillion Board of Directors 103,500 shares of restricted stock from the 2010 Plan having a fair value of $320,000 as payment for services rendered in 2014.

Subsequent to December 31, 2015, the Company awarded 226,000 shares of restricted stock from the 2010 Plan having a fair value of approximately $354,000 to Vermillion’s Board of Directors as payment for services in 2016.  The restricted stock vests 50% on June 1, 2016 and 25% each on September 1, 2016 and December 1, 2016.  The Company also granted approximately 1,024,000 stock options with an exercise price of approximately $1.57 per share to certain Vermillion officers,  employees and consultants.  These stock options generally vest 25% on each of the four anniversaries of the grant date. In addition, the Company granted certain officers and consultants options to purchase 300,000 shares of Vermillion common stock with an exercise price of approximately $1.57 per share with performance-based vesting based on certain metrics through December 31, 2016.

The activity related to shares available for grant under the 2000 Plan and the 2010 Plan for the years ended December 31, 2015 and 2014 was as follows:

	2000 Stock Plan	2010 Stock Option Plan	Total
Shares available at December 31, 2013	-	1,420,441	1,420,441
Options canceled	124,397	945,826	1,070,223
Reduction in shares reserved	(124,397)	-	(124,397)
Options granted	-	(1,512,000)	(1,512,000)
Restricted stock units granted	-	(128,500)	(128,500)
Restricted stock units canceled	-	11,667	11,667
Shares available at December 31, 2014	-	737,434	737,434
Shares added		4,500,000	4,500,000
Options canceled	3,800	69,352	73,152
Reduction in shares reserved	(3,800)	-	(3,800)
Options granted	-	(1,739,500)	(1,739,500)
Restricted stock units granted	-	(195,781)	(195,781)
Shares available at December 31, 2015	-	3,371,505	3,371,505

The stock option activity under the 2000 Plan and 2010 Plan for the years ended December 31, 2015 and 2014 was as follows:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term
Options outstanding at December 31, 2013	1,447,968	$3.36	$780	7.94
Granted	1,512,000	2.58
Exercised	(178,699)	1.34
Canceled	(1,070,223)	3.77
Options outstanding at December 31, 2014	1,711,046	$2.62	$178	7.82
Granted	1,739,500	1.99
Exercised	(59,583)	1.62
Canceled	(73,152)	3.29
Options outstanding at December 31, 2015	3,317,811	$2.29	$91	8.24

Shares exercisable:
December 31, 2015	1,087,139	$2.69	$39	6.50
Shares expected to vest:
December 31, 2015	1,829,151	$2.09	$52	9.09

The range of exercise prices for options outstanding and exercisable at December 31, 2015 is as follows:

Exercise Price			Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Options Exercisable	Weighted Average Exercise Price
$0.01	-	$1.30	30,000	$1.30	8.95	8,801	$1.30
1.31	-	2.12	2,363,000	1.94	8.49	561,101	1.88
2.13	-	3.09	702,875	2.70	7.85	364,545	2.80
3.10	-	9.92	204,650	3.48	7.29	135,406	3.54
9.93	-	28.65	17,286	20.97	0.77	17,286	20.97

$0.01	-	$28.65	3,317,811	$2.29	8.24	1,087,139	$2.69

(in thousands)	Total Intrinsic Value of Options Exercised	Total Fair Value of Vested Options
Year ended December 31, 2015	$13	$1,864
Year ended December 31, 2014	$55	$655

Stock-based Compensation

Employee Stock-based Compensation Expense

The assumptions used to calculate the fair value of options granted under the 2010 Plan that were incorporated in the Black-Scholes pricing model for the years ended December 31, 2015 and 2014 were as follows:

	Year Ended December 31,
	2015	2014
Dividend yield	-%	-%
Volatility	78%	80%
Risk-free interest rate	1.76%	1.92%
Expected lives (years)	6.0	6.0
Weighted average fair value	$1.37	$1.78

             The allocation of employee stock-based compensation expense by functional area for the years ended December 31, 2015 and 2014 was as follows:

	Year Ended December 31,
(in thousands)	2015	2014
Cost of Sales	$40	$1
Research and development	137	136
Sales and marketing	209	259
General and administrative	825	741
Total	$1,211	$1,137

As of December 31, 2015, total unrecognized compensation cost related to unvested stock option awards was approximately $2,464,000 and the related weighted average period over which it is expected to be recognized was 2.24 years.

401(k) Plan

The Company’s 401(k) Plan allows eligible employees to defer up to an annual limit of the lesser of 90.0% of eligible compensation or a maximum contribution amount subject to the Internal Revenue Service annual contribution limit.  The Company is not required to make contributions under the 401(k) Plan.  During the years ended December 31, 2015 and 2014, the Company did not contribute to the 401(k) Plan.

NOTE 10:Income Taxes

There was no income tax expense or benefit for the years ended December 31, 2015 or 2014 because of net losses during those years. These net losses were generated from domestic operations.

Based on the available objective evidence and uncertainty about the timing and amount of any future profits, the Company has provided a full valuation allowance against our net deferred tax assets at December 31, 2015 and 2014.

The components of net deferred tax assets at December 31, 2015 and 2014 were as follows:

	Year Ended December 31,
(in thousands)	2015	2014
Deferred tax assets:
Net operating losses	$65,341	$58,276
Amortization - R&D intangibles	5,919	6,227
Other	3,007	2,936
Total deferred tax assets	74,267	67,439
Valuation allowance	(74,267)	(67,431)
Deferred tax assets	$-	$8

Deferred tax liabilities:
Other	$-	$(8)
Deferred tax liabilities	$-	$(8)

Net deferred tax asset	$-	$(0)

The reconciliation of the statutory federal income tax rate to the Company’s effective tax rate for the years ended December 31, 2015 and 2014 was as follows:

	Year Ended December 31,
	2015	2014
Tax at federal statutory rate	34%	34%
State tax, net of federal benefit	2	1
Valuation allowance	(36)	(16)
Change in warrant valuation	-	-
Net operating loss and credit reduction due to section 382 limitations	-	-
Permanent items	(1)	(3)
Other	1	(16)
Effective income tax rate	-%	-%

As of December 31, 2015, the Company had pre-tax net operating loss carryforwards of approximately $185,000,000 for federal and $160,000,000 for state tax purposes.  If not utilized, these carryforwards begin to expire in 2025 for federal purposes and 2016 for state purposes. In 2016, approximately $5,000,000 of the Company’s state net operating loss will expire.

The Company’s ability to use net operating loss and tax credit carryforwards may be restricted due to ownership change limitations, as required by Section 382 of the Internal Revenue Code of 1986, as amended (“Section 382”), as well as similar state provisions. These limitations may reduce the amount of net operating loss and tax credit carryforwards that can be utilized annually to offset future taxable income and tax and may result in the expiration of a portion of the net operating loss and credit carryforwards before utilization. Such limitations, if any, will only impact the results of operations or financial position when and if the valuation allowance is eliminated.

The Company believes that Section 382 ownership changes occurred as a result of the follow-on public common stock offering in 2011, 2013, and 2015.

The valuation allowance was $74,000,000 and $67,000,000 at December 31, 2015 and 2014, respectively. The increase of $7,000,000 between 2015 and 2014 is primarily due to increased net operating loss carryforwards.

The Company files income tax returns in the U.S. and in various state jurisdictions with varying statutes of limitations. The Company has not been audited by the Internal Revenue Service or any state income or franchise tax agency. As of December 31, 2015,  the Company’s federal returns for the years ended 2012 through 2015 and most state returns for the years ended 2011 through

2015 are still open to examination. In addition, all net operating loss carryforwards and research and development credit carryforwards are subject to Internal Revenue Service audit.

The Company’s net deferred tax assets exclude unrecognized tax benefits for research and development credit carryforwards.  A reconciliation of the change in the Company’s unrecognized tax benefits is as follows:

(in thousands)	Federal Tax	State Tax	Total
Balance at December 31, 2013	$5,040	$5,024	$10,064
Increase in tax position during 2014	148	111	259
Decrease due to expirations	-	-	-
Balance at December 31, 2014	$5,188	$5,135	$10,323
Increase in tax position during 2015	147	110	257
Decrease due to expirations	-	-	-
Balance at December 31, 2015	$5,335	$5,245	$10,580

If the $10,580,000 of unrecognized income tax benefit is recognized, approximately $10,580,000 would impact the effective tax rate in the period in which each of the benefits is recognized.

The Company recognizes interest and penalties related to unrecognized tax benefits within the interest expense line and other expense line, respectively, in the consolidated statement of operations. The Company has not recorded any interest or penalties as a result of uncertain tax positions as of December 31, 2015 and 2014. Accrued interest and penalties would be included within the related liability in the consolidated balance sheet.

NOTE 11:Related Party Transactions

On January 18, 2016, the Company entered into a consulting agreement with David Schreiber, a member of Vermillion’s Board of Directors.  Pursuant to the terms of the consulting agreement, Mr. Schreiber will provide consulting services regarding business strategies and operational plans and will be paid $375 per hour or a minimum of $51,750 for the period up to the expiration of the agreement on March 31, 2016.    On October 10, 2014, the Company entered into a consulting agreement with David Schreiber, a member of Vermillion’s Board of Directors.  Pursuant to the terms of the consulting agreement, Mr. Schreiber provided consulting services regarding finance and corporate strategy and was paid $375 per hour.  For the year ended December 31, 2014, the total amount of consulting fee expense for Mr. Schreiber was $22,375.

On October 23, 2014, the Company appointed Valerie Palmieri as Chief Operating Officer (“COO”). Vermillion was party to a consulting agreement with a company owned by Ms. Palmieri to provide laboratory operations and commercialization consulting services to Vermillion.  The Company made payments of $340,000 for services provided pursuant to the consulting agreement through September 30, 2014. The consulting agreement was terminated as of October 23, 2014. In connection with the work performed under the consulting agreement, the Company granted Ms. Palmieri 15,000 shares of restricted stock under the 2010 Plan having a fair value of approximately $31,000 for achievement of certain milestones. Ms. Palmieri was named President and Chief Executive Officer effective January 1, 2015.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vermillion, Inc.
Date: March 30, 2016	/s/ Valerie B. Palmieri
Valerie B. Palmieri President and Chief Executive Officer (Principal Executive Officer)
Date: March 30, 2016	/s/ Eric J. Schoen
Eric J. Schoen Vice President, Finance and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Valerie B. Palmieri Valerie B. Palmieri	President and Chief Executive Officer (Principal Executive Officer) and Director	March 30, 2016
/s/ Eric J. Schoen Eric J. Schoen	Vice President, Finance and Chief Accounting Officer (Principal Financial Officer)	March 30, 2016
/s/ James T. LaFrance James T. LaFrance	Chairman of the Board of Directors	March 30, 2016
/s/ James S. Burns James S. Burns	Director	March 30, 2016
/s/ Veronica G. H. Jordan Veronica G. H. Jordan	Director	March 30, 2016
/s/ Peter S. Roddy Peter S. Roddy	Director	March 30, 2016
/s/ David Schreiber David Schreiber	Director	March 30, 2016
/s/ Carl Severinghaus Carl Severinghaus	Director	March 30, 2016
/s/ Eric Varma Eric Varma	Director	March 30, 2016

20

INDEX TO EXHIBITS

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

2.1	Asset Purchase Agreement between Vermillion, Inc. and Correlogic Systems, Inc., dated November 8, 2011	10-K	001-34810	10.50	March 27, 2012

3.1	Fourth Amended and Restated Certificate of Incorporation of Vermillion, Inc. dated January 22, 2010	8-K	000-31617	3.1	January 25, 2010

3.23.3	Certificate of Amendment of Fourth Amended Certificate of Incorporation, effective June 19, 2014 Fifth Amended and Restated Bylaws of Vermillion, Inc., as amended effective June 19, 2014	10-Q 10-Q	001-34810 001-34810	3.23.3	August 14, 2014 August 14, 2014

4.1	Form of Vermillion, Inc.’s (formerly Ciphergen Biosystems, Inc.) Common Stock Certificate	S-1/A	333-32812	4.1	August 24, 2000

4.2	Securities Purchase Agreement by and among Vermillion, Inc. and the purchasers party thereto dated August 23, 2007	S-1	333-146354	10.57	September 27, 2007

4.3	Form of Securities Purchase Agreement between Vermillion, Inc. and the purchasers party thereto dated December 24, 2009	8-K	000-31617	10.1	December 29, 2009

4.4	Securities Purchase Agreement dated May 8, 2013, by and among Vermillion, Inc. and the purchasers identified therein, including the Form of Warrant included as Exhibit D thereto	8-K	001-34810	10.1	May 14, 2013

4.5	Stockholders Agreement dated May 13, 2013, by and among Vermillion, Inc., Oracle Partners, LP, Oracle Ten Fund Master, LP, Jack W. Schuler and other purchasers named therein.	8-K	001-34810	10.2	May 14, 2013

4.6	Vermillion, Inc. Common Stock Purchase Warrant issued to Liolios Group, Inc. on November 1, 2012	S-3	333-198734	4.5	September 15, 2014

4.7	Vermillion, Inc. Common Stock Purchase Warrant issued to Liolios Group, Inc. on May 1, 2013	S-3	333-198734	4.6	September 15, 2014

4.8	Vermillion, Inc. Common Stock Purchase Warrant issued to Liolios Group, Inc. on November 1, 2013	S-3	333-198734	4.7	September 15, 2014

4.9	Vermillion, Inc. Common Stock Purchase Warrant issued to Liolios Group, Inc. on May 1, 2014	S-3	333-198734	4.8	September 15, 2014

21

4.10	Form of Vermillion, Inc. Common Stock Purchase Warrant, issued on May 13, 2013	S-3	333-198734	4.4	September 15, 2014
10.1	1993 Stock Option Plan #	S-1	333-32812	10.3	March 20, 2000

10.2	Form of Stock Option Agreement #	S-1/A	333-32812	10.4	August 24, 2000

10.3	2000 Stock Plan and related form of Stock Option Agreement #	S-1/A	333-32812	10.5	August 4, 2000

10.4	Amended and Restated 2000 Employee Stock Purchase Plan #	10-Q	000-31617	10.6	November 14, 2007

10.5	Vermillion, Inc. 2010 Stock Incentive Plan #	8-K	000-31617	10.1	February 12, 2010

10.6	Ciphergen Biosystems, Inc. 401(k) Plan #	10-K	000-31617	10.7	March 22, 2005

10.7	Form of Proprietary Information Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and certain of its employees #	S-1/A	333-32812	10.9	August 24, 2000

10.8	Vermillion, Inc. Amended and Restated 2010 Stock Incentive Plan #	8-K	001-34810	10.1	December 17, 2013

10.9	Employment Agreement between Eric J. Schoen and Vermillion, Inc. dated April 4, 2012 #	8-K	001-34810	10.1	April 10, 2012

10.10	Offer letter from Vermilllion, Inc. to Donald G. Munroe dated September 20, 2011#	8-K	001-34810	10.1	September 26, 2011

10.11	Consulting Agreement between David Schreiber and Vermillion, Inc. dated October 10, 2014	10-K	001-34810	10.24	March 31, 2015
10.12	Consulting Agreement between David Schreiber and Vermillion, Inc. dated November 5, 2014	10-K	001-34810	10.25	March 31, 2015
10.13	Consulting Agreement between David Schreiber and Vermillion, Inc. dated January 18, 2016					√
10.14	Employment Agreement between Vermillion, Inc. and Fred Ferrara dated April 1, 2015 #	8-K	001-34810	10.1	April 6, 2015

22

10.15	Employment Agreement between Vermillion, Inc. and Laura Miller dated January 7, 2015 #	8-K	001-34810	10.1	January 13, 2015

10.16	Employment Agreement between Vermillion, Inc. and Valerie B. Palmieri effective January 1, 2015 #	8-K	001-34810	99.1	December 17, 2015

10.17	Global Settlement Agreement and Mutual Release between Vermillion, Inc., ASPiRA LABS, Inc. and Quest Diagnostics Incorporated dated March 11, 2015	10-Q	001-34810	10.4	May 12, 2015

10.18	Testing and Services Agreement between Vermillion, Inc., ASPiRA LABS, Inc. and Quest Diagnostics Incorporated, dated as of March 11, 2015	10-Q	001-34810	10.5	May 12, 2015
10.19	Amendment No. 1 to the Testing Services Agreement dated March 11, 2015 between Vermillion, Inc., ASPiRA LABS, Inc. and Quest Diagnostics Incorporated dated April 10, 2015	10-Q	001-34810	10.6	May 12, 2015

10.20	Non-Exclusive License Agreement among Quest Diagnostics Clinical Laboratories, Inc., Quest Diagnostics Incorporated, Vermillion, Inc. and ASPiRA LABS, Inc. dated March 11, 2015	10-Q	001-34810	10.7	May 12, 2015

10.21	Share Repurchase Agreement between Vermillion, Inc. and Quest Diagnostics Incorporated dated as of June 17, 2015	8-K	001-34810	99.1	June 18, 2015

14.1	Code of Ethics	8-K	001-34810	14.1	December 7, 2010
21.0	Subsidiaries of Registrant					√

23.1	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm					√

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					√

31.2	Certification of the Chief Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					√

23

32.0	Certification of the Chief Executive Officer and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	√

101	Interactive Data Files	√

√ Furnished herewith

#Management contracts or compensatory plan or arrangement.

†Confidential treatment has been granted with respect to certain provisions of this agreement. Omitted portions have been filed separately with the SEC.

24