Form 10-Q
period 2016-06-30
VERMILLION, INC.
filed 2016-08-10
CIK 926617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON,  DC 20549

FORM 10-Q

(Mark One)

☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30,  2016

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number:  001-34810

Vermillion, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	33-0595156
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
12117 Bee Caves Road, Building Three, Suite 100, Austin, Texas	78738
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☑ No ☐

As of July 29,  2016, the registrant had 52,222,280 shares of common stock, par value $0.001 per share, outstanding.

VERMILLION, INC.

FORM 10-Q

Vermillion, OVA1 and Overa are registered trademarks of Vermillion, Inc.

PART I - FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

Vermillion, Inc.

Condensed Consolidated Balance Sheets

(Amounts in Thousands, Except Share and Par Value Amounts)

(Unaudited)

	June 30,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$11,062	$18,642
Accounts receivable	243	87
Prepaid expenses and other current assets	407	550
Inventories	80	87
Total current assets	11,792	19,366
Property and equipment, net	2,107	1,504
Other Assets	-	90
Total assets	$13,899	$20,960
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$503	$988
Accrued liabilities	1,858	2,208
Deferred revenue	16	-
Short-term debt	180	-
Other current liabilities	32	155
Total current liabilities	2,589	3,351
Non-current liabilities:
Long-term debt	1,758	-
Other non-current liabilities	47	63
Total liabilities	4,394	3,414
Commitments and contingencies (Note 3)
Stockholders’ equity:
Common stock, par value $0.001 per share, 150,000,000 shares authorized at
June 30, 2016 and December 31, 2015; 52,222,280 and 52,113,059 shares
issued and outstanding at June 30, 2016 and December 31, 2015, respectively	52	52
Additional paid-in capital	388,687	388,082
Accumulated deficit	(379,234)	(370,588)
Total stockholders’ equity	9,505	17,546
Total liabilities and stockholders’ equity	$13,899	$20,960

See accompanying notes to the unaudited condensed consolidated financial statements.

Vermillion, Inc.

Condensed Consolidated Statements of Operations

(Amounts in Thousands, Except Share and Per Share Amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue:
Product	$554	$535	$1,059	$1,170
Service	155	-	155	-
License	-	-	-	316
Total revenue	709	535	1,214	1,486
Cost of revenue:
Product(1)	527	574	1,055	1,065
Service	60	-	60	-
Total cost of revenue	587	574	1,115	1,065
Gross profit	122	(39)	99	421
Operating expenses:
Research and development(2)	564	919	1,498	2,024
Sales and marketing(3)	1,628	2,559	3,908	4,776
General and administrative(4)	1,691	1,331	3,350	2,731
Total operating expenses	3,883	4,809	8,756	9,531
Loss from operations	(3,761)	(4,848)	(8,657)	(9,110)
Interest income (expense), net	(8)	6	(5)	15
Other income (expense), net	20	(7)	16	109
Net loss	$(3,749)	$(4,849)	$(8,646)	$(8,986)
Net loss per share - basic and diluted	$(0.07)	$(0.11)	$(0.17)	$(0.21)
Weighted average common shares used to compute basic and diluted net loss per common share	52,151,440	42,985,954	52,132,288	43,050,872
Non-cash stock-based compensation expense included in cost of revenue and operating expenses:
(1) Cost of revenue	$22	$10	$46	$19
(2) Research and development	22	32	53	63
(3) Sales and marketing	14	36	56	73
(4) General and administrative	319	121	445	209

See accompanying notes to the unaudited condensed consolidated financial statements.

Vermillion, Inc.

Condensed Consolidated Statements of Cash Flows

(Amounts in Thousands)

(Unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(8,646)	$(8,986)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on extinguishment of debt	-	(78)
Non-cash license revenue	-	(316)
Depreciation and amortization	323	113
Stock-based compensation expense	600	363
Loss on sale and disposal of property and equipment	3	-
Changes in operating assets and liabilities:
Accounts receivable	(156)	2
Prepaid expenses and other assets	233	(223)
Inventories	7	-
Accounts payable, accrued liabilities and other liabilities	(835)	(169)
Deferred revenue	16	(173)
Net cash used in operating activities	(8,455)	(9,467)
Cash flows from investing activities:
Purchase of property and equipment	(1,054)	(140)
Repayment of capital lease obligations	(14)	-
Net cash used in investing activities	(1,068)	(140)
Cash flows from financing activities:
Repurchase of common stock	-	(1,291)
Issuance costs from sale of common stock and warrants	-	(122)
Repayment of short-term debt	-	(1,069)
Proceeds from issuance of DECD loan, net of issuance costs	1,966	-
Principal repayment of DECD loan	(28)	-
Proceeds from issuance of common stock from exercise of stock options	5	2
Net cash provided by (used in) financing activities	1,943	(2,480)
Net decrease in cash and cash equivalents	(7,580)	(12,087)
Cash and cash equivalents, beginning of period	18,642	22,965
Cash and cash equivalents, end of period	$11,062	$10,878
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	(10)	-

See accompanying notes to the unaudited condensed consolidated financial statements.

Vermillion, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.   ORGANIZATION, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

Organization

Vermillion, Inc. (“Vermillion”; Vermillion and its wholly-owned subsidiaries are collectively referred to as the “Company”) is incorporated in the state of Delaware, and is engaged in the business of developing and commercializing diagnostic tests for gynecologic disease. The Company sells OVA1™ risk of malignancy test for ovarian cancer (“OVA1”). Until August 2015, the Company distributed OVA1 through Quest Diagnostics Incorporated (“Quest Diagnostics”) (see Note 2). Since August 2015, the Company has distributed all but a nominal number of OVA1 tests through Vermillion’s wholly-owned Clinical Laboratory Improvement Amendments of 1988 (“CLIA”) certified clinical laboratory, ASPiRA LABS, Inc. (“ASPiRA LABS”), which opened in June 2014.  The Company also offers in-vitro diagnostic (“IVD”) trial services to third-party customers through its wholly-owned subsidiary, ASPiRA IVD, Inc. (“ASPiRA IVD”), which was formed in April 2016. ASPiRA IVD is a specialized, CLIA certified, laboratory provider dedicated to meeting the unique testing needs of IVD manufacturers seeking to commercialize high-complexity assays. ASPiRA IVD was built around a core of laboratory expertise and a United States Food and Drug Administration (“FDA”)-compliant quality system, and strives to deliver accurate and reliable results to its third-party customers suitable for FDA submission.

Going Concern

The Company has incurred significant net losses and negative cash flows from operations since inception, and as a result has an accumulated deficit of approximately $379,234,000 at June 30, 2016. The Company expects to incur a net loss and negative cash flows from operations in 2016 and the foreseeable future. The Company’s management believes that successful achievement of the Company’s business objectives will require additional financing. Given these conditions, there is substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements have been prepared on a going concern basis and do not include any adjustments that might result from these uncertainties.

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

Significant Accounting and Reporting Policies

The Company has adopted ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, for costs incurred in conjunction with the DECD loan (see Note 3). ASU 2015-03 requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability. For public companies, the standard is effective for financial statements issued for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years.

Revenue Recognition

Product Revenue

        The Company has adopted ASC 954-605, Health Care Entities—Revenue Recognition, as revenue from laboratory services has become significant to the Company. The Company's product revenue is generated by performing diagnostic services using its OVA1 test, and the service is completed upon the delivery of test results to the prescribing physician. The Company recognizes revenue related to billings for Medicare and commercial payers on an accrual basis, net of contractual and other adjustments, when amounts that will ultimately be realized can be estimated. Until a contract has been negotiated with a commercial payer or governmental program, the OVA1 test may or may not be covered by these entities' existing reimbursement policies. In addition, patients do not enter into direct agreements with the Company that commit them to pay any portion of the cost of the tests in the event that their insurance declines to reimburse the Company. In the absence of an agreement with the patient or other clearly enforceable legal right to demand payment from the patient, the related revenue is only recognized upon cash receipt.

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

Service Revenue

The Company’s service revenue is generated by performing IVD trial services for third-party customers. In accordance with SAB Topic 13, service revenue is recognized when the following revenue recognition criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured.

Revenue recognized when cash is received and on an accrual basis for the six months ended June 30, 2016 and 2015 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2016	2015	2016	2015
Quest Diagnostics	$-	$483	$-	$1,092
Cash basis	438	52	779	78
Accrual basis	116	-	280	-
IVD trial services (accrual basis)	155	-	155	-
Total	$709	$535	$1,214	$1,170

The Company has made no other significant changes in its critical accounting policies and estimates from those disclosed in the 2015 Annual Report.

2.   AGREEMENTS WITH QUEST DIAGNOSTICS INCORPORATED

In July 2005, the Company entered into a Strategic Alliance Agreement (as amended, the “Strategic Alliance Agreement”) with Quest Diagnostics to develop and commercialize diagnostic tests from the Company’s product pipeline. In connection with the Strategic Alliance Agreement, the Company entered into a credit agreement with Quest Diagnostics, pursuant to which Quest Diagnostics provided the Company with a $10,000,000 secured line of credit to be used to pay for certain costs and expenses related to activities under the Strategic Alliance Agreement. The credit agreement provided for the forgiveness of portions of the amounts borrowed under the secured line of credit upon the achievement of certain milestones related to the development, regulatory approval and commercialization of certain diagnostic tests. Through December 31, 2014, the entire loan was either repaid or forgiven except for $1,106,000 which was in dispute. The dispute regarding the balance of the loan was resolved in March 2015 for a payment to Quest Diagnostics totaling $1,069,000. As a result of this settlement, the Company recognized one-time items during the year ended December 31, 2015, including product revenue of $163,000, license revenue of $202,000, gain on extinguishment of debt of $37,000 and reversal of other liabilities totaling $41,000.

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

In March 2015, the Company reached a settlement agreement with Quest Diagnostics that terminated all disputes related to the Strategic Alliance Agreement and the Company’s prior loan agreement with Quest Diagnostics. The Company also entered into a new commercial agreement with Quest Diagnostics. Pursuant to this agreement, all OVA1 U.S. testing services for Quest Diagnostics customers were transferred to Vermillion’s wholly-owned subsidiary, ASPiRA LABS, as of August 2015, with the exception of a nominal number of OVA1 tests distributed through Quest Diagnostics after that date. Quest Diagnostics is continuing to provide blood draw and logistics support by transporting specimens from its clients to ASPiRA LABS for testing through at least March 11, 2017 in exchange for a market value fee. Per the terms of the new commercial agreement, the Company will not offer to existing or future Quest Diagnostics customers CA 125-II or other tests that Quest Diagnostics offers.

In June 2015, the Company entered into a Share Repurchase Agreement (the “Share Repurchase Agreement”) with Quest Diagnostics. Pursuant to the Share Repurchase Agreement, the Company purchased from Quest Diagnostics 860,595 shares of Vermillion common stock for a total purchase price of $1,290,892, or $1.50 per share. The price per share was agreed to in principle in March 2015 and based upon a simple average of the closing prices per share of Vermillion common stock for a trailing 60-day period at that time. This price was then reduced by a negotiated discount. Subsequently, the common stock repurchased from Quest Diagnostics was retired.

3.   COMMITMENT AND CONTINGENCIES

Development Loan

On March 22, 2016, the Company entered into the Loan Agreement, pursuant to which the Company may borrow up to $4,000,000 from the DECD. Proceeds from the loan are being utilized primarily to fund the build-out, information technology infrastructure and other costs related to the Company’s Trumbull, Connecticut facility and operations. The loan bears interest at a fixed rate of 2.0% per annum and requires equal monthly payments of principal and interest until maturity, which occurs on April 15, 2026. As security for the loan, the Company has granted the DECD a blanket security interest in the Company’s personal and intellectual property. The DECD’s security interest in the Company’s intellectual property may be subordinated to a qualified institutional lender. Under the terms of the Loan Agreement, the Company may be eligible for forgiveness of up to $2,000,000 of the principal amount of the loan if the Company achieves certain job creation and retention milestones by March 1, 2018. If the Company is unable to meet these job creation and retention milestones within the allotted timeframe or does not maintain the Company’s Connecticut operations for a period of 10 years, the DECD may require early repayment of a portion or all of the loan plus a penalty of 5%.

An initial disbursement of $2,000,000 was made to the Company on April 15, 2016 under the Loan Agreement. The Loan Agreement provides that the remaining $2,000,000 will be disbursed if and when the Company achieves certain future milestones. The loan may be prepaid at any time without premium or penalty.

Operating Leases

The Company leases facilities to support its business of discovering, developing and commercializing diagnostic tests in the fields of gynecologic disease. The Company’s principal facility, including the CLIA laboratory used by ASPiRA LABS, is located in Austin, Texas, and the CLIA laboratory used by ASPiRA IVD is located in Trumbull, Connecticut. As of June 30, 2016 there were two Austin, Texas leases which included an aggregate annual base rent of $115,000 and annual estimated common area charges, taxes and insurance of $58,000. The lease which includes ASPiRA LABS’ CLIA laboratory expires on May 31, 2017.

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

Building rent for the three months ended June 30, 2016 and 2015 totaled $53,000 and $51,000, respectively. Building rent for the six months ended June 30, 2016 and 2015 totaled $104,000 and $93,000, respectively.

Capital Lease

In April 2015, the Company leased a laboratory instrument for a total initial payment of $125,000 and ongoing payments of approximately $3,500 per month for 36 months after delivery. The agreement also requires minimum annual purchases of reagents from the manufacturer of the equipment. The laboratory instrument was placed into service on July 1, 2015.

The accumulated amortization of assets under capital lease obligations was $77,000 and the net book value of assets under capital lease obligations was $155,000 as of June 30, 2016. There were no assets under capital lease obligations as of June 30, 2015.

Non-cancelable Royalty Obligations

The Company is a party to an amended research collaboration agreement with The Johns Hopkins University School of Medicine under which the Company licenses certain of its intellectual property.  Under the terms of the amended research collaboration agreement, Vermillion is required to pay the greater of 4% royalties on net sales of diagnostic tests using the assigned patents or annual minimum royalties of $57,500.  Royalty expense for the three months ended June 30, 2016 and 2015 totalled $22,000 and $22,000, respectively. Royalty expense for the six months ended June 30, 2016 and 2015 totalled $42,000 and $47,000, respectively.

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

Stock-Based Compensation

During the six months ended June 30, 2016, the Company awarded to Vermillion’s non-employee directors 211,000 shares of restricted stock under the 2010 Plan having a fair value of approximately $332,000 as payment for services to be rendered in 2016. These shares of restricted stock vested 50% on June 1, 2016 and will vest 25% on each of September 1, 2016 and December 1, 2016. The Company did not make any awards of restricted stock to non-employee directors during the three months ended June 30, 2016.

During the six months ended June 30, 2016, the Company also granted certain consultants options to purchase 100,000 shares of Vermillion common stock with an exercise price of $1.64 per share. 50,000 of these stock options vest 25% on each of the four anniversaries of the grant date, and the remaining 50,000 of these stock options have performance-based vesting based on certain metrics through December 31, 2016. The Company also granted certain employees retention options to purchase 35,000 shares of Vermillion common stock with an exercise price of $1.64 per share and retention options to purchase 73,000 shares of Vermillion common stock with an exercise price of $1.37 per share, each of which vest one year from the grant date. The Company also granted certain officers and employees options to purchase approximately 886,000 shares of Vermillion common stock with an exercise price of $1.57 per share. All but 4,000 of these stock options vest 25% on each of the four anniversaries of the grant date. The remaining 4,000 stock options were related to retention and vest fully on February 5, 2017. In addition, the Company granted certain officers and employees options to purchase 250,000 shares of Vermillion common stock with an exercise price of approximately $1.57 per share with performance-based vesting based on certain metrics through December 31, 2016.

During the three months ended June 30, 2016, the Company granted certain officers and employees options to purchase approximately 120,000 shares of Vermillion common stock with an exercise price of $1.24 per share. These stock options vest 25% on each of the four anniversaries of the vesting commencement date for each such stock option.

On July 27, 2016 the Company granted an officer options to purchase 125,000 shares of Vermillion common stock with an exercise price of $1.31 per share. These stock options vest 25% on each of the four anniversaries of July 11, 2016.

The allocation of employee stock-based compensation expense by functional area for the three and six months ended June 30,  2016 and 2015 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2016	2015	2016	2015
Cost of revenue	$22	$10	$46	$19
Research and development	22	32	53	63
Sales and marketing	14	36	56	73
General and administrative	320	121	425	209
Total	$378	$199	$580	$364

5.   LOSS PER SHARE

The Company calculates basic loss per share using the weighted average number of common shares outstanding during the period. Because the Company is in a net loss position, diluted loss per share is calculated using the weighted average number of shares of common stock outstanding and excludes the effects of 7,808,044 and 7,163,329 potential shares of common stock as of June 30,  2016 and 2015, respectively, that are anti-dilutive. Potential shares of common stock include incremental shares of common stock issuable upon the exercise of outstanding warrants, stock options and unvested restricted stock units.

6.   RELATED PARTY TRANSACTION

On January 18, 2016, the Company entered into a consulting agreement with David Schreiber, a member of Vermillion’s Board of Directors. Pursuant to the terms of the consulting agreement, Mr. Schreiber provided consulting services regarding business strategies and operational plans through the expiration of the agreement on March 31, 2016. During the six months ended June 30, 2016, Mr. Schreiber was paid $52,000 for services provided pursuant to the consulting agreement.

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

•	plans to leverage infrastructure and enhance our pipeline of future technologies by fostering relationships with in vitro diagnostic (“IVD”) companies;
•	plans with respect to ASPiRA IVD, Inc. (“ASPiRA IVD”);
•	anticipated efficacy of our products, product development activities and product innovations;
•	plans with respect to ASPiRA LABS, Inc. (“ASPiRA LABS”), including plans to process the CA 125-II test (which is marketed and sold by a third party) in specific markets;
•	plans to expand our ovarian cancer franchise beyond OVA1, including with respect to Overa and OvaX;
•	plans regarding the commercialization of Overa;
•	plans to develop and perform laboratory development tests (“LDTs”);
•	plans with respect to the Company’s pelvic mass registry, including anticipated sources of funding;
•	expectations regarding existing and future collaborations and partnerships;
•	anticipated liquidity and capital requirements;
•	anticipated future losses and our ability to continue as a going concern;

•	expectations regarding the second disbursement from our financing arrangement with the State of Connecticut Department of Economic and Community Development (the “DECD”);
•	expected expenditures;
•	our ability to use our net operating loss carryforwards; and
•	expectations regarding raising capital and the amount of financing anticipated to be required to fund our planned operations.

Forward-looking statements are subject to significant risks and uncertainties, including those discussed in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2015 (our “2015 Annual Report”) and our Quarterly Report on Form 10-Q for the three months ended March 31, 2016 (our “2016 First Quarterly Report”), that could cause actual results to differ materially from those projected in such forward-looking statements due to various factors, including our ability to increase the volume of OVA1 sales; our ability to market our test through sales channels other than Quest Diagnostics Incorporated (“Quest Diagnostics”) including ASPiRA LABS; failures by third-party payers to reimburse OVA1 or changes or variances in reimbursement rates; our ability to secure additional capital on acceptable terms to execute our business plan; our ability to commercialize Overa both within and outside the United States; in the event that we succeed in commercializing Overa outside the United States, the political, economic and other conditions affecting other countries (including foreign exchange rates); our ability to develop and commercialize additional diagnostic products and achieve market acceptance with respect to these products; our ability to compete successfully; our ability to obtain any regulatory approval required for our future diagnostic products; our or our suppliers’ ability to comply with United States Food and Drug Administration (“FDA”) requirements for production, marketing and post-market monitoring of our products; additional costs that may be required to make further improvements to our manufacturing operations; our ability to maintain sufficient or acceptable supplies of immunoassay kits from our suppliers; our ability to continue to develop, protect and promote our proprietary technologies; future litigation against us, including infringement of intellectual property and product liability exposure; our ability to retain key employees; business interruptions; legislative actions resulting in higher compliance costs; changes in healthcare policy; our ability to comply with environmental laws; our ability to generate sufficient demand for ASPiRA LABS’ services to cover its operating costs; our ability to comply with the additional laws and regulations that apply to us in connection with the operation of ASPiRA LABS; our ability to comply with FDA regulations that relate to our products and to obtain any FDA clearance or approval required to develop and perform laboratory-developed tests (“LDTs”); ASPiRA IVD’s lack of operating history; ASPiRA IVD’s ability to generate and maintain business; fluctuations over time with respect to ASPiRA IVD’s operating results; ASPiRA IVD’s ability to enter into profitable contracts; ASPiRA IVD’s ability to maintain effective information systems without significant interruption; and ASPiRA IVD’s ability to perform its services in compliance with contractual requirements, regulatory standards and ethical considerations.

Overview

Our vision is to drive the advancement of women’s health by providing innovative methods to detect, monitor and manage the treatment of both benign and malignant gynecologic disease, with our primary focus being diseases of the female pelvic cavity.

We have expanded our corporate strategy with the goal of transforming Vermillion from a technology license company to a diagnostic service and bio-analytic solutions provider. Our plan is to broaden our commercial focus from ovarian cancer to differential diagnosis of women with a range of gynecological disorders. Our strategy is being deployed in three phases. The three phases are a rebuild phase, which was completed in the third quarter of 2015, a transformation phase, which is ongoing, and a market expansion and growth phase, which we expect to begin during 2016.

During the first phase, we expanded our leadership team by hiring several new senior leaders including a chief executive officer. In addition, we expanded our commercial strategy, re-established medical and advisory support, rebuilt our patient advocacy strategy and established a billing system and a payer strategy outside of our relationship with Quest Diagnostics. During the second phase, we completed the process of obtaining licensure of ASPiRA LABS in all of the states that require licenses, are in the process of establishing our own payer coverage for

OVA1 and plan to launch a second-generation OVA1 test, trademarked Overa. In the third phase we plan to commercialize Overa by utilizing the full national licensure of ASPiRA LABS, managed care coverage in select markets, our sales force and existing customer base. Unlike OVA1, Overa uses a global testing platform, which will allow Overa to be deployed internationally. In October 2015, we announced registration of the CE mark for and clearance to market Overa in the European Union. We also plan to develop an LDT product series, which we refer to internally as OvaX. We anticipate that OvaX will include not only biomarkers, but also clinical risk factors, other diagnostics and patient history data in order to boost predictive value. On February 11, 2016, we adopted a plan to streamline our organization. We reduced headcount and other expenses targeting an approximately 20% reduction in go-forward operating expenses in 2016, as compared to operating expenses in 2015.

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

In June 2014, Vermillion launched ASPiRA LABS, a Clinical Laboratory Improvements Amendments of 1988 (“CLIA”) certified national laboratory based in Austin, Texas, which specializes in applying biomarker-based technologies to address critical needs in the management of gynecologic cancers and disease. ASPiRA LABS provides expert diagnostic services using a state-of-the-art biomarker-based diagnostic algorithm to aid in clinical decision making and advance personalized treatment plans. The lab currently processes our OVA1 test, and we expect the lab to process the CA 125-II test (which is marketed and sold by a third party) in the future in specific markets although we are prohibited from offering CA 125-II tests to existing or future Quest Diagnostics customers (see Note 2 to our second quarter 2016 unaudited financial statements above). We plan to expand the testing provided by ASPiRA LABS to other gynecologic conditions with high unmet need. We also plan to develop and perform LDTs at ASPiRA LABS. ASPiRA LABS holds a CLIA Certificate of Registration and a state laboratory license in California, Florida, Maryland, New York, Pennsylvania and Rhode Island. This allows the lab to process OVA1 on a national basis. The Centers for Medicare & Medicaid Services issued a provider number to ASPiRA LABS in March 2015.

In 2016, we created a new service within the ASPiRA channel strategy, “an ASPiRA IVD Services Program”. In April 2016, we formed ASPiRA IVD to offer IVD trial services to third-party customers. ASPiRA IVD is a specialized laboratory provider dedicated to meeting the unique testing needs of IVD manufacturers seeking to commercialize high-complexity assays. ASPiRA IVD was built around a core of laboratory expertise and an FDA-compliant quality system,  and strives to deliver accurate and reliable results to its third-party customers suitable for FDA submission.  ASPiRA IVD received  a CLIA laboratory license in June 2016 and commenced operations in the second quarter of 2016.

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

In May 2015 we announced that the Company was approved for a product development grant from the Cancer Prevention and Research Institute of Texas (“CPRIT”) for $7,500,000, to help fund the Company's new multi-site pelvic mass registry of patients undergoing evaluation, diagnosis, treatment and follow up for pelvic masses that may lead to gynecological malignancy. Receipt of the grant award was subject to execution of a grant contract with CPRIT. However, the Company and CPRIT were unable to reach mutually agreeable terms on the grant contract and terminated negotiations on August 8, 2016. The Company now intends to fund its pelvic mass registry by utilizing its own resources and pursuing partnerships with third parties.

On April 20, 2016, we announced the publication of the first clinical utility data demonstrating that identification of high-risk patients using OVA1 prior to surgery resulted in referral of nearly all patients who had primary ovarian malignancies to gynecologic oncologists. The study, titled “The clinical utility of an elevated-risk multivariate index assay score in ovarian cancer patients,” was published in the June 2016 issue of the peer-reviewed journal Current Medical Research & Opinion.

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

In  May 2016 we entered into our first international distribution agreement for Overa. Pursuant to this agreement, Bio-Medical Science Co., Ltd. will market and distribute Overa on an exclusive basis in South Korea. Subsequently, we executed exclusive international distribution agreements for Overa with Pro-Genetics LTD in Israel and MacroHealth, Inc. in the Philippines. MacroHealth is Vermillion’s first decentralized international agreement with Overa specimen testing to be performed in the Philippines.

In July 2016, as part of our campaign to pursue managed care coverage agreements throughout 2016, we entered into contracts for payer coverage of OVA1 with Priority Health Managed Benefits, a Michigan healthcare insurance company, and Independent Medical Systems, a preferred provider organization based in Dallas, Texas.  In August 2016,  we  announced a contract for payer coverage of OVA1 with Sutter Valley Medical Foundation (d/b/a Gould Medical Foundation), a California network provider.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates from those disclosed in Item 7 of our 2015 Annual Report and Part I, Item 2 of our 2016 First Quarterly Report, except for those changes discussed in Note 1 to our second quarter 2016 unaudited condensed consolidated financial statements above. Such discussion is hereby incorporated herein by reference.

Results of Operations - Three Months Ended June 30,  2016 Compared to Three Months Ended June 30,  2015

The selected summary financial and operating data of the Company for the three months ended June 30,  2016 and 2015 were as follows:

	Three Months Ended June 30,		Increase (Decrease)
(dollars in thousands)	2016	2015	Amount	%
Revenue:
Product	$554	$535	$19	4
Service	155	-	155	100
Total revenue	709	535	174	33
Cost of revenue:
Product	527	574	(47)	(8)
Service	60	-	60	100
Total cost of revenue	587	574	13	2
Gross profit	122	(39)	161	(413)
Operating expenses:
Research and development	564	919	(355)	(39)
Sales and marketing	1,628	2,559	(931)	(36)
General and administrative	1,691	1,331	360	27
Total operating expenses	3,883	4,809	(926)	(19)
Loss from operations	(3,761)	(4,848)	1,087	(22)
Interest income (expense), net	(8)	6	(14)	(233)
Other income (expense), net	20	(7)	27	(386)
Net loss	(3,749)	(4,849)	1,100	(23)

Product Revenue.  Product revenue was $554,000 for the three months ended June 30,  2016 compared to $535,000 for the same period in 2015.  For the three months ended June 30, 2016, product revenue was recognized solely from OVA1 tests performed at ASPiRA LABS.  Product revenue for the three months ended June 30, 2015 consisted of $483,000 from tests performed by Quest Diagnostics and $52,000 from tests performed at ASPiRA LABS. Revenue for ASPiRA LABS’ contractual clients is being recognized when the OVA1 test is performed. All other ASPiRA LABS revenue is being recognized on the cash basis.

The number of OVA1 tests performed decreased 43% to approximately 2,345 OVA1 tests during the three months ended June 30, 2016 compared to approximately 4,103 OVA1 tests for the same period in 2015.  All tests for the three months ended June 30, 2016 were performed by ASPiRA LABS. The volume during the three months ended June 30, 2015 included 3,829 OVA1 tests performed by Quest Diagnostics and 274 tests performed by ASPiRA LABS.  We attribute the decreased number of tests performed to volume lost after the transition of testing from Quest Diagnostics to ASPiRA LABS in August 2015.

Service Revenue.  Service revenue was $155,000 for the three months ended June 30, 2016. There was no service revenue in 2015. Revenue for ASPiRA IVD is being recognized once certain revenue recognition criteria has been met (see Note 1 to our second quarter 2016 unaudited financial statements above). We expect service revenue to decrease in the third quarter of 2016, because the initial project being serviced by ASPiRA IVD is near completion, and we do not expect significant additional projects to be initiated until the fourth quarter of 2016.

Cost of Revenue - Product.    Cost of product revenue was $527,000 for the three months ended June 30, 2016 compared to $574,000 for the same period in 2015.  We expect the cost of product revenue to remain consistent with second quarter 2016 levels in the third quarter of 2016.

Cost of Revenue - Service.    Cost of service revenue was $60,000 for the three months ended June 30, 2016. There was no cost of service revenue in 2015, as ASPiRA IVD did not commence operations until 2016.  We expect the cost of service revenue to increase significantly in the third quarter of 2016 due to the ramp-up of ASPiRA IVD’s laboratory operations.

Research and Development Expenses.  Research and development expenses represent costs incurred to develop our technology and carry out clinical studies, and include personnel-related expenses, regulatory costs, reagents and supplies used in research and development laboratory work, infrastructure expenses, contract services and other outside costs. Research and development expenses also include costs related to activities performed under contracts with our collaborators and strategic partners. Research and development expenses for the three months ended June 30,  2016 decreased $355,000, or 39%, compared to the same period in 2015.  This decrease was primarily due to the expiration of our collaboration agreement with The Johns Hopkins University School of Medicine and lower personnel and personnel related expenses due to our February 2016 restructuring and other terminations. We expect research and development expense to remain consistent with second quarter 2016 levels in the third quarter of 2016.

Sales and Marketing Expenses.  Our sales and marketing expenses consist primarily of personnel-related expenses, education and promotional expenses, and infrastructure expenses. These expenses include the costs of educating physicians, laboratory personnel and other healthcare professionals regarding OVA1. Sales and marketing expenses also include the costs of sponsoring continuing medical education, medical meeting participation, and dissemination of scientific and health economic publications. Sales and marketing expenses for the three months ended June 30, 2016 decreased $931,000, or 36%, compared to the same period in 2015.  This decrease was primarily due to a reduction in personnel and personnel expenses due to our February 2016 restructuring and decreases in customer seminars. We expect sales and marketing expenses to remain consistent with second quarter 2016 levels in the third quarter of 2016.

General and Administrative Expenses.  General and administrative expenses consist primarily of personnel-related expenses, professional fees and other costs, including legal, finance and accounting expenses and other infrastructure expenses. General and administrative expenses for the three months ended June 30,  2016 increased by $360,000, or 27%, compared to the same period in 2015.  The increase was primarily due to $329,000 of charges incurred in connection with opening the ASPiRA IVD laboratory and increased consulting costs associated with international business development. We expect general and administrative expenses to decrease significantly in the third quarter of 2016, because ASPiRA IVD has commenced operations and the expenses incurred in connection with its laboratory operations will be included in “cost of revenue – service”.

Results of Operations - Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

The selected summary financial and operating data of the Company for the six months ended June 30, 2016 and 2015 were as follows:

	Six Months Ended June 30,		Increase (Decrease)
(dollars in thousands)	2016	2015	Amount	%
Revenue:
Product	$1,059	$1,170	$(111)	(9)
Service	155	-	155	100
License	-	316	(316)	(100)
Total revenue	1,214	1,486	(272)	(18)
Cost of revenue:
Product	1,055	1,065	(10)	(1)
Service	60	-	60	100
Total cost of revenue	1,115	1,065	50	5
Gross profit	99	421	(322)	(76)
Operating expenses:
Research and development	1,498	2,024	(526)	(26)
Sales and marketing	3,908	4,776	(868)	(18)
General and administrative	3,350	2,731	619	23
Total operating expenses	8,756	9,531	(775)	(8)
Loss from operations	(8,657)	(9,110)	453	(5)
Interest income (expense), net	(5)	15	(20)	(133)
Other income, net	16	109	(93)	(85)
Net loss	(8,646)	(8,986)	340	(4)

Product Revenue.  Product revenue was $1,059,000 for the six months ended June 30, 2016 compared to $1,170,000 for the same period in 2015. Product revenue for the six months ended June 30, 2016 consisted of $280,000 from tests performed for ASPiRA LABS’ contractual clients and $779,000 of revenue recognized based on ASPiRA LABS’ cash collections. All product revenue in 2016 was recognized from OVA1 tests performed at ASPiRA LABS. Product revenue for the six months ended June 30, 2015 consisted of $1,092,000 from tests performed by Quest Diagnostics, including the one-time recognition of $163,000 in deferred product revenue upon the signing of our agreement with Quest Diagnostics in March 2015, and $78,000 of revenue recognized based on ASPiRA LABS’ cash collections..

The number of OVA1 tests performed decreased 42% to approximately 4,610 OVA1 tests during the six months ended June 30, 2016 compared to approximately 7,886 OVA1 tests for the same period in 2015. All tests for the six months ended June 30, 2016 were performed by ASPiRA LABS. The volume during the six months ended June 30, 2015 included 7,396 OVA1 tests performed by Quest Diagnostics and 490 tests performed by ASPiRA LABS.  We attribute the decreased number of tests performed to volume lost after the transition of testing from Quest Diagnostics to ASPiRA LABS in August 2015.

Service Revenue.  Service revenue was $155,000 for the six months ended June 30, 2016. There was no service revenue in 2015. Revenue for ASPiRA IVD is being recognized once certain revenue recognition criteria has been met (see Note 1 to our second quarter 2016 unaudited financial statements above).

Cost of Revenue - Product.    Cost of product revenue was $1,055,000 for the six months ended June 30, 2016 compared to $1,065,000 for the same period in 2015.  We expect the cost of product revenue to remain consistent in the third quarter of 2016.

Cost of Revenue - Service.    Cost of service revenue was $60,000 for the six months ended June 30, 2016. There was no cost of service revenue in 2015 as ASPiRA IVD was not formed until 2016.  We expect the cost of service revenue to increase significantly in the third quarter of 2016 due to the ramp-up of ASPiRA IVD’s laboratory operations.

Research and Development Expenses.  Research and development expenses represent costs incurred to develop our technology and carry out clinical studies, and include personnel-related expenses, regulatory costs, reagents and supplies used in research and development laboratory work, infrastructure expenses, contract services and other outside costs. Research and development expenses also include costs related to activities performed under contracts with our collaborators and strategic partners. Research and development expenses decreased by $526,000, or 26%, for the six months ended June 30, 2016 compared to the same period in 2015.  This decrease was primarily due to a decrease in costs associated with our collaboration with The Johns Hopkins University School of Medicine as well as lower personnel and related costs due to lower headcount.

Sales and Marketing Expenses.  Our sales and marketing expenses consist primarily of personnel-related expenses, education and promotional expenses, and infrastructure expenses. These expenses include the costs of educating physicians, laboratory personnel and other healthcare professionals regarding OVA1. Sales and marketing expenses also include the costs of sponsoring continuing medical education, medical meeting participation, and dissemination of scientific and health economic publications. Sales and marketing expenses decreased by $868,000, or 18%, for the six months ended June 30, 2016 compared to the same period in 2015. This decrease was primarily due to a reduction in personnel and personnel expenses due to our February 2016 restructuring and decreases in customer seminars and managed markets study costs.

General and Administrative Expenses.  General and administrative expenses consist primarily of personnel-related expenses, professional fees and other costs, including legal, finance and accounting expenses and other infrastructure expenses. General and administrative expenses increased by $619,000, or 23%, for the six months ended June 30, 2016 compared to the same period in 2015.  The increase was primarily due to $469,000 of charges incurred in connection with opening the ASPiRA IVD laboratory and increased consulting costs associated with international business development.

Other Income (Expense), Net.  Other income was $16,000 for the six months ended June 30, 2016  compared to $109,000 in the same period in 2015. Other income for the six months ended June 30, 2015 related to recognition of one-time items related to the March 2015 agreement with Quest Diagnostics.

Liquidity and Capital Resources

We plan to continue to expend resources selling and marketing OVA1 and Overa, operating our IVD trial services business and developing additional diagnostic tests and service capabilities.

We have incurred significant net losses and negative cash flows from operations since inception. At June 30,  2016, we had an accumulated deficit of $379,234,000 and stockholders’ equity of $9,505,000. As of June 30,  2016, we had $11,062,000 of cash and cash equivalents and $2,589,000 of current liabilities. Working capital was $9,203,000 and $16,015,000 at June 30, 2016 and December 31, 2015, respectively.

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

Net cash used in operating activities was $8,455,000 for the six months ended June 30, 2016 resulting primarily from the net loss reported of $8,646,000 and changes in accounts payable, accrued and other liabilities of $835,000 partially offset by stock compensation expense of $600,000 and depreciation and amortization of $323,000.

Net cash used in operating activities was $9,467,000 for the six months ended June 30, 2015 resulting primarily from the net loss reported of $8,986,000, changes in operating assets and liabilities of $563,000 and non-cash license revenue of $316,000, partially offset by stock compensation expense of $363,000.

Net cash used in investing activities was $1,068,000 and $140,000 for the six months ended June 30, 2016 and 2015, respectively. This increase resulted from purchases of property and equipment for the ASPiRA IVD laboratory and also included a $125,000 down payment on the Roche cobas 6000 analyzer used at ASPiRA LABS.

Net cash provided by financing activities was $1,943,000 for the six months ended June 30, 2016 compared to $2,480,000 of net cash used in financing activities during the same period in 2015.  Net cash provided by financing activities for the six months ended June 30, 2016 consisted primarily of proceeds from the DECD loan.

Net cash used in financing activities for the six months ended June 30, 2015 resulted primarily from the repurchase of common stock of $1,291,000, the repayment of short-term debt of $1,069,000 and $122,000 of offering expenses relating to our December 2014 private placement.

Our future liquidity and capital requirements will depend upon many factors, including, among others:

•	resources devoted to sales, marketing and distribution capabilities;
•	the rate of product adoption by physicians and patients;
•	the insurance payer community’s acceptance of and reimbursement for OVA1 and Overa;
•	the successful launch of Overa;
•	resources devoted to our IVD trials laboratory and services;
•	the successful launch of our IVD trial services business;
•	our plans to acquire or invest in other products, technologies and businesses; and
•	the market price of our common stock.

We have significant net operating loss (“NOL”) carryforwards as of June 30, 2016 for which a full valuation allowance has been provided due to our history of operating losses. Our ability to use our net NOL credit carryforwards may be restricted due to ownership change limitations occurring in the past or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended, as well as similar state provisions. These ownership changes may also limit the amount of NOL credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively.

In connection with a private placement offering of common stock and warrants we completed in May 2013, we entered into a stockholders agreement which, among other things, gives two of the primary investors in that offering the right to participate in any future equity offerings by the Company on the same price and terms as other investors. In addition, the stockholders agreement prohibits us from taking certain material actions without the consent of at least one of the two primary investors in that offering. These material actions include:

•	Making any acquisition with value greater than $2 million;

•

Offering, selling or issuing any securities senior to Vermillion’s common stock or any securities that are convertible into or exchangeable or exercisable for securities ranking senior to Vermillion’s common stock;

•	Taking any action that would result in a change in control of the Company or an insolvency event; and
•

Paying or declaring dividends on any securities of the Company or distributing any assets of the Company other than in the ordinary course of business or repurchasing any outstanding securities of the Company.

The foregoing rights terminate for each stockholder when that stockholder ceases to beneficially own less than 50% of the shares and warrants (taking into account shares issued upon exercise of the warrants), in the aggregate, that were purchased at the closing of the 2013 private placement.

Off-Balance Sheet Arrangements

As of June 30,  2016, we had no off-balance sheet arrangements that are reasonably likely to have a current or future material effect on our condensed consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Per Item 305(e) of Regulation S-K, information is not required.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

Our senior management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management, including our Chief Executive Officer and Chief Accounting Officer, performed an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30,  2016. Based on this evaluation, our Chief Executive Officer and Chief Accounting Officer have concluded that as of June 30,  2016, our disclosure controls and procedures were effective.

Changes in internal controls over financial reporting.

There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In the ordinary course of business, we may periodically become subject to legal proceedings and claims arising in connection with ongoing business activities. The results of litigation and claims cannot be predicted with certainty, and unfavorable resolutions are possible and could materially and adversely affect our results of operations, cash flows and financial position. In addition, regardless of the outcome, litigation could have an adverse impact on us because of defense costs, diversion of management resources and other factors. While the outcome of these proceedings and claims cannot be predicted with certainty, there are no matters, as of June 30,  2016, that, in the opinion of management, will have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 1A. RISK FACTORS

There have been no material changes to our risk factors from those disclosed under “Risk Factors” in Part I, Item 1A of our 2015 Annual Report and 2016 First Quarterly Report. The risks and uncertainties described in our 2015 Annual Report and 2016 First Quarterly Report are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also materially adversely affect our business, financial condition or results of operations.

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

Vermillion, Inc.
Date: August 10, 2016	/s/ Valerie B. Palmieri
Valerie B. Palmieri President and Chief Executive Officer (Principal Executive Officer)
Date: August 10, 2016	/s/ Eric J. Schoen
Eric J. Schoen Vice President, Finance and Chief Accounting Officer (Principal Financial Officer)