Form 10-Q
period 2017-03-31
VERMILLION, INC.
filed 2017-05-11
CIK 926617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON,  DC 20549

FORM 10-Q

(Mark One)

☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31,  2017

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number:  001-34810

Vermillion, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	33-0595156
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
12117 Bee Caves Road, Building Three, Suite 100, Austin, Texas	78738
(Address of Principal Executive Offices)	(Zip Code)

(512) 519-0400

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☑ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☑ No ☐

As of April 30,  2017, the registrant had 56,089,245 shares of common stock, par value $0.001 per share, outstanding.

VERMILLION, INC.

FORM 10-Q

Vermillion, OVA1 and Overa are registered trademarks of Vermillion, Inc.

PART I - FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

Vermillion, Inc.

Condensed Consolidated Balance Sheets

(Amounts in Thousands, Except Share and Par Value Amounts)

(Unaudited)

	March 31,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$7,897	$5,242
Accounts receivable	326	275
Prepaid expenses and other current assets	398	498
Inventories	90	93
Total current assets	8,711	6,108
Property and equipment, net	1,731	1,911
Total assets	$10,442	$8,019

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$568	$881
Accrued liabilities	1,477	1,464
Short-term debt	186	182
Other current liabilities	32	34
Total current liabilities	2,263	2,561
Non-current liabilities:
Long-term debt	1,593	1,667
Other non-current liabilities	47	29
Total liabilities	3,903	4,257
Commitments and contingencies (Note 3)
Stockholders’ equity:
Common stock, par value $0.001 per share, 150,000,000 shares authorized at
March 31, 2017 and December 31, 2016; 56,089,245 and 52,328,492 shares issued and outstanding at March 31, 2017 and December 31, 2016,
respectively	56	52
Additional paid-in capital	394,712	389,266
Accumulated deficit	(388,229)	(385,556)
Total stockholders’ equity	6,539	3,762
Total liabilities and stockholders’ equity	$10,442	$8,019

See accompanying notes to the unaudited condensed consolidated financial statements.

Vermillion, Inc.

Condensed Consolidated Statements of Operations

(Amounts in Thousands, Except Share and Per Share Amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Revenue:
Product	$678	$505
Service	48	-
Total revenue	726	505
Cost of revenue(1):
Product	422	528
Service	305	-
Total cost of revenue	727	528
Gross profit (loss)	(1)	(23)
Operating expenses:
Research and development(2)	225	934
Sales and marketing(3)	1,023	2,280
General and administrative(4)	1,407	1,659
Total operating expenses	2,655	4,873
Loss from operations	(2,656)	(4,896)
Interest income (expense), net	(12)	3
Other income (expense), net	(5)	(4)
Net loss	$(2,673)	$(4,897)
Net loss per share - basic and diluted	$(0.05)	$(0.09)
Weighted average common shares used to compute basic and diluted net loss per common share	54,123,038	52,113,137
Non-cash stock-based compensation expense included in cost of revenue and operating expenses:
(1) Cost of revenue	$39	$24
(2) Research and development	3	31
(3) Sales and marketing	37	42
(4) General and administrative	215	126

See accompanying notes to the unaudited condensed consolidated financial statements.

Vermillion, Inc.

Condensed Consolidated Statements of Cash Flows

(Amounts in Thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(2,673)	$(4,897)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	202	147
Stock-based compensation expense	294	223
Loss on sale and disposal of property and equipment	4	3
Changes in operating assets and liabilities:
Accounts receivable	(51)	(30)
Prepaid expenses and other assets	100	(44)
Inventories	3	16
Accounts payable, accrued liabilities and other liabilities	(300)	(413)
Net cash used in operating activities	(2,421)	(4,995)
Cash flows from investing activities:
Purchase of property and equipment	(26)	(578)
Net cash used in investing activities	(26)	(578)
Cash flows from financing activities:
Proceeds from private placement offering of common stock, net of issuance costs	5,156	-
Principal repayment of DECD loan	(47)	-
Repayment of capital lease obligations	(7)	(7)
Proceeds from issuance of common stock from exercise of stock options	-	5
Net cash provided by (used in) financing activities	5,102	(2)
Net increase (decrease) in cash and cash equivalents	2,655	(5,575)
Cash and cash equivalents, beginning of period	5,242	18,642
Cash and cash equivalents, end of period	$7,897	$13,067
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	12	3

See accompanying notes to the unaudited condensed consolidated financial statements.

Vermillion, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.   ORGANIZATION, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

Organization

Vermillion, Inc. (“Vermillion”; Vermillion and its wholly-owned subsidiaries are collectively referred to as the “Company,” “we” or “our”) is incorporated in the state of Delaware, and is engaged in the business of developing and commercializing diagnostic tests for gynecologic disease. The Company sells OVA1™ and Overa™ risk of malignancy tests for ovarian cancer (“OVA1” and “Overa,” respectively) through Vermillion’s wholly-owned Clinical Laboratory Improvement Amendments of 1988 (“CLIA”) certified clinical laboratory, ASPiRA LABS, Inc. (“ASPiRA LABS”).  The Company also offers in-vitro diagnostic (“IVD”) trial services to third-party customers through its wholly-owned subsidiary, ASPiRA IVD, Inc. (“ASPiRA IVD”), which commenced operations in June 2016. ASPiRA IVD is a specialized, CLIA certified, laboratory provider dedicated to meeting the unique testing needs of IVD manufacturers seeking to commercialize high-complexity assays.

Going Concern

The Company has incurred significant net losses and negative cash flows from operations since inception, and as a result has an accumulated deficit of approximately $388,229,000  at  March 31, 2017. The Company also expects to incur a net loss and negative cash flows from operations for the remainder of 2017. The Company’s management believes that successful achievement of the Company’s business objectives will require additional financing. Given these conditions, there is substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements have been prepared on a going concern basis and do not include any adjustments that might result from these uncertainties.

The Company expects to raise capital through a variety of sources, which may include the exercise of common stock warrants,  equity offerings, debt financing, collaborations, licensing arrangements, grants and government funding and strategic alliances. However, additional funding may not be available when needed or on terms acceptable to the Company. If the Company is unable to obtain additional capital, it may not be able to continue sales and marketing, research and development, or other operations on the scope or scale of current activity and that could have a material adverse effect on the Company’s business, results of operations and financial condition.

As discussed in Note 4, on February 17, 2017, the Company completed a private placement pursuant to which certain investors purchased Vermillion common stock and warrants to purchase shares of Vermillion common stock for net proceeds of approximately $5,100,000 after deducting offering expenses.

As discussed in Note 3, in March 2016, the Company entered into an agreement (the “Loan Agreement”) pursuant to which it may borrow up to $4,000,000 from the State of Connecticut Department of Economic and Community Development (the “DECD”). An initial disbursement of $2,000,000 was made to the Company in April 2016 under the Loan Agreement. The Loan Agreement provides that the remaining $2,000,000 will be disbursed if and when the Company achieves certain future milestones.

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

The unaudited condensed consolidated financial statements and related disclosures have been prepared with the presumption that users of the interim unaudited condensed consolidated financial statements have read or have access to the audited consolidated financial statements for the preceding fiscal year. The condensed consolidated balance sheet at December 31, 2016 included in this report has been derived from the audited consolidated financial statements at that date but does not include all the information and footnotes required by GAAP. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2016, included in Vermillion’s Annual Report on Form 10-K which was filed with the Securities and Exchange Commission on March 31,  2017 (the “2016 Annual Report”).

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

Estimates of amounts that the Company will ultimately realize require significant judgment by management. Some patients have out-of-pocket costs for amounts not covered by their insurance carrier, and the Company may bill the patient directly for these amounts in the form of co-payments and co-insurance in accordance with the patient’s health plan. Some payers may not cover the OVA1 and Overa tests as ordered by the prescribing physician under their reimbursement policies. The Company pursues reimbursement from such patients on a case-by-case basis. In the absence of contracted reimbursement coverage or the ability to estimate the amount that will ultimately be realized for the Company's services, revenue is recognized when cash is received.

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

The Company has made no other significant changes in its critical accounting policies and estimates from those disclosed in the 2016 Annual Report.

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718), Compensation - Stock Compensation. The new guidance simplifies several aspects of the accounting for share-based payments, including immediate recognition of all excess tax benefits and deficiencies in the income statement, changing the threshold to qualify for equity classification up to the employees' maximum statutory tax rates, allowing an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures as they occur, and clarifying the classification on the statement of cash flows for the excess tax benefit and employee taxes paid when an employer withholds shares for tax-withholding purposes. ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2016 and interim periods within that reporting period. The adoption of this standard is not expected to have a material effect on our financial statements.

2.   AGREEMENTS WITH QUEST DIAGNOSTICS INCORPORATED

In March 2015, the Company entered into a commercial agreement with Quest Diagnostics, Incorporated (“Quest Diagnostics”). Pursuant to this agreement,  all OVA1 U.S. testing services for Quest Diagnostics customers were transferred to Vermillion’s wholly-owned subsidiary, ASPiRA LABS, as of August 2015. Pursuant to this agreement, as amended as of March 11, 2017, Quest Diagnostics has agreed to provide blood draw and logistics support by transporting specimens from its clients to ASPiRA LABS for testing through at least March 11, 2018 in exchange for a market value fee. Per the terms of this agreement, the Company will not offer to existing or future Quest Diagnostics customers tests that Quest Diagnostics offers.

3.   COMMITMENTS AND CONTINGENCIES

Development Loan

On March 22, 2016, the Company entered into the Loan Agreement, pursuant to which the Company may borrow up to $4,000,000 from the DECD. Proceeds from the $2,000,000 April 2016 initial disbursement under the Loan Agreement were utilized primarily to fund the build-out, information technology infrastructure and other costs related to the Company’s Trumbull, Connecticut facility and operations. The loan bears interest at a fixed rate of 2.0% per annum and requires equal monthly payments of principal and interest until maturity, which occurs on April 15, 2026. As security for the loan, the Company has granted the DECD a blanket security interest in the Company’s personal and intellectual property. The DECD’s security interest in the Company’s intellectual property may be subordinated to a qualified institutional lender. Under the terms of the Loan Agreement, the Company may be eligible for forgiveness of up to $2,000,000 of the principal amount of the loan if the Company achieves certain job creation and retention milestones by March 1, 2018. Conversely, if the Company is unable to meet these job creation milestones, namely, hiring 40 full time employees with a specified average annual salary within the allotted timeframe and retaining those employees for a two-year period or does not maintain the Company’s Connecticut operations for a period of 10 years, the DECD may require early repayment of a portion or all of the loan plus a penalty of 5%.

As discussed above, an initial disbursement of $2,000,000 was made to the Company on April 15, 2016 under the Loan Agreement. The Loan Agreement provides that the remaining $2,000,000 will be disbursed if and when the Company achieves certain future milestones. The loan may be prepaid at any time without premium or penalty.

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

Building rent for the three months ended March 31, 2017 and 2016 totaled $61,000 and $51,000, respectively.

Capital Lease

In April 2015, the Company leased a laboratory instrument for a total initial payment of $125,000 and ongoing payments of approximately $3,500 per month for 36 months after delivery. The agreement also requires minimum annual purchases of reagents from the manufacturer of the equipment. The laboratory instrument was placed into service on July 1, 2015.

The accumulated amortization of assets under capital lease obligations was $135,000 and $58,000 as of March  31,  2017 and 2016, respectively. The net book value of assets under capital lease obligations was $99,000 and $174,000 as of March 31, 2017 and 2016, respectively.

Non-cancelable Royalty Obligations

The Company is a party to an amended research collaboration agreement with The Johns Hopkins University School of Medicine under which the Company licenses certain of its intellectual property.  Under the terms of the amended research collaboration agreement, Vermillion is required to pay the greater of 4% royalties on net sales of diagnostic tests using the assigned patents or annual minimum royalties of $57,500.  Royalty expense for the three months ended March 31, 2017 and 2016 totalled $29,000 and $20,000, respectively.

4.   STOCKHOLDERS’ EQUITY

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

Stock-Based Compensation

During the three months ended March 31, 2017, the Company awarded to Vermillion’s non-employee directors 131,250 shares of restricted stock under the 2010 Plan having a fair value of approximately $281,000 as payment for services to be rendered in 2017. These shares of restricted stock will vest 50% on June 1, 2017, and 25% on each of September 1, 2017 and December 1, 2017. The Company also issued to certain consultants 13,628 shares of restricted stock under the 2010 Plan having a fair value of approximately $20,000.

During the three months ended March 31, 2017, the Company also granted certain consultants options to purchase 70,000 shares of Vermillion common stock with an exercise price of $2.14 per share.  The Company also granted certain officers and employees options to purchase approximately 916,000 shares of Vermillion common stock with an exercise price of $2.14 per share. These stock options generally vest 25% on each of the four anniversaries of the grant date.  In addition, the Company granted certain officers and employees options to purchase 250,000 shares of Vermillion common stock with an exercise price of approximately $2.14 per share with performance-based vesting based on certain metrics through December 31, 2017. These options vest 25% on each of the four anniversaries of the grant date if the performance-based metrics are met.

The allocation of employee stock-based compensation expense by functional area for the three months ended March 31, 2017 and 2016 was as follows:

	Three Months Ended
	March 31,
(in thousands)	2017	2016
Cost of revenue	$20	$24
Research and development	3	31
Sales and marketing	32	42
General and administrative	131	105
Total	$186	$202

5.   LOSS PER SHARE

The Company calculates basic loss per share using the weighted average number of shares of Vermillion common stock outstanding during the period. Because the Company is in a net loss position, diluted loss per share is calculated using the weighted average number of shares of Vermillion common stock outstanding and excludes the effects of 11,720,268 and 8,709,504 potential shares of Vermillion common stock as of March 31, 2017 and 2016, respectively, that are anti-dilutive. Potential shares of Vermillion common stock include incremental shares of Vermillion common stock issuable upon the exercise of outstanding warrants, stock options and unvested restricted stock units.

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
•

expectations regarding the Company’s monitoring and combining multiple protein biomarkers to create diagnostic tests to aid physicians considering treatment options for patients with complex diseases, and the Company’s future development of new In Vitro Diagnostic Multivariate Index Assays (IVDMIA);

•	expectations regarding existing and future collaborations and partnerships;
•	plans regarding future publications;
•

our continued ability to comply with applicable governmental regulations,  expectations regarding pending regulatory submissions and plans to seek regulatory approvals for our tests outside the United States;

•	our ability to obtain and maintain the regulatory approvals required to market Overa in other countries;
•	our continued ability to expand and protect our intellectual property portfolio;
•	anticipated liquidity and capital requirements;
•	anticipated future losses and our ability to continue as a going concern;
•	expectations regarding the second disbursement from our financing arrangement with the State of Connecticut Department of Economic and Community Development (the “DECD”);
•	expected expenditures, including the expected decrease in expenses related to research and development in 2017;
•	our ability to use our net operating loss carryforwards;
•	expected market adoption of our diagnostic tests, including OVA1 and Overa;
•	expectations regarding our ability to launch new products developed, licensed, co-marketed or acquired;
•	expectations regarding raising capital and the amount of financing anticipated to be required to fund our planned operations; and
•	expectations regarding reimbursement for our products, and our ability to obtain such reimbursement, from third-party payers such as private insurance companies and government insurance plans.

Forward-looking statements are subject to significant risks and uncertainties, including those discussed in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2016 (our “2016 Annual Report”) and this Quarterly Report on Form 10-Q, that could cause actual results to differ materially from those projected in such forward-looking statements due to various factors, including our ability to increase the volume of OVA1 or Overa sales; our ability to market our test through sales channels other than Quest Diagnostics Incorporated (“Quest Diagnostics”) including ASPiRA LABS; failures by third-party payers to reimburse OVA1 or Overa or changes or variances in reimbursement rates; our ability to secure additional capital on acceptable terms to execute our business plan; our ability to commercialize Overa both within and outside the United States; in the event that we succeed in commercializing Overa outside the United States, the political, economic and other conditions affecting other countries (including foreign exchange rates); our ability to develop and commercialize additional diagnostic products and achieve market acceptance with respect to these products; our ability to compete successfully; our ability to obtain any regulatory approval required for our future diagnostic products; our or our suppliers’ ability to comply with United States Food and Drug Administration (“FDA”) requirements for production, marketing and post-market monitoring of our products; additional costs that may be required to make further improvements to our manufacturing operations; our ability to maintain sufficient or acceptable supplies of immunoassay kits from our suppliers; our ability to continue to develop, protect and promote our proprietary technologies; future litigation against us, including infringement of intellectual property and product liability exposure; our ability to retain key employees; business interruptions; legislative actions resulting in higher compliance costs; changes in healthcare policy; our ability to comply with environmental laws; our ability to generate sufficient demand for ASPiRA LABS’ services to cover its operating costs; our ability to comply with the additional laws and regulations that apply to us in connection with the operation of ASPiRA LABS; our ability to comply with FDA regulations that relate to our products and to obtain any FDA clearance or approval required to develop and perform laboratory-developed tests (“LDTs”); ASPiRA IVD’s lack of operating history; ASPiRA IVD’s ability to generate and maintain business; fluctuations over time with respect to ASPiRA IVD’s operating results; ASPiRA IVD’s ability to enter into profitable contracts; ASPiRA IVD’s ability to maintain effective information systems without significant interruption; and ASPiRA IVD’s ability to perform its services in compliance with contractual requirements, regulatory standards and ethical considerations.

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

Our initial product, OVA1, is a blood test designed to, in addition to a physician’s clinical assessment of a woman with a pelvic mass, identify women who are at high risk of having a malignant ovarian tumor prior to planned surgery. The FDA cleared OVA1 in September 2009, and we commercially launched OVA1 in March 2010. We have launched on a targeted basis a second-generation biomarker panel known as Overa, which is intended to maintain our product’s high sensitivity while improving specificity. We received FDA clearance for Overa in March 2016. Overa uses the Roche cobas 6000 platform.

In June 2014, Vermillion launched ASPiRA LABS, a Clinical Laboratory Improvements Amendments of 1988 (“CLIA”) certified national laboratory based in Austin, Texas, which specializes in applying biomarker-based technologies to address critical needs in the management of gynecologic cancers and disease. ASPiRA LABS provides expert diagnostic services using a state-of-the-art biomarker-based diagnostic algorithm to aid in clinical decision making and advance personalized treatment plans. The lab currently processes our OVA1 and Overa tests, and we plan to expand the testing provided by ASPiRA LABS to other gynecologic conditions with high unmet need. We also plan to develop and perform LDTs at ASPiRA LABS. ASPiRA LABS holds a CLIA Certificate of Registration and a state laboratory license in California, Florida, Maryland, New York, Pennsylvania and Rhode Island. This allows the lab to process OVA1 on a national basis. The Centers for Medicare & Medicaid Services issued a provider number to ASPiRA LABS in March 2015.

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

•

Improving OVA1 specificity and expanding the distribution platform by launching Overa, a next generation biomarker panel, on a targeted basis while building the clinical utility and health economics foundation of both OVA1 and Overa, which we believe may allow for better domestic market penetration and international expansion (FDA clearance for Overa was received in March 2016);

•	Leveraging our existing database and specimen bank while building the largest specimen and data repository of gynecologic pelvic mass patients worldwide;
•

Expanding our product offerings to additional pelvic disease conditions such as endometriosis and polycystic ovarian syndrome by adding additional gynecologic bio-analytic solutions involving biomarkers, other modalities (e.g., imaging), clinical risk factors and patient data to aid diagnosis and risk stratification of women presenting with a pelvic mass disease; and

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

The Practice Bulletin recommends that obstetricians and gynecologists evaluating women with adnexal masses who do not meet Level A criteria of a low risk transvaginal ultrasound should proceed with Level B clinical guidelines. Level B guidelines state that the physician may use risk assessment tools such as existing CA125 technology or OVA1 (“Multivariate Index Assay”) as listed in the bulletin. Based on this, OVA1 has now achieved parity with CA125 as a Level B recommendation for the management of adnexal masses, but OVA1 is the only recommended Level B tool that has FDA clearance for use assessing ovarian cancer risk in adnexal masses.

In December 2016, we received an FDA Clarification Letter regarding OVA1 and Overa. This letter was in reference to the September 7, 2016 FDA Safety Communication advising women and their physicians against the use of ovarian cancer screening tests for asymptomatic women.

In order to avoid any confusion, as well as to document the FDA position on OVA1 and Overa, Jeffrey Shuren, M.D., J.D., Director for the Center for Devices and Radiological Health at the FDA, sent a letter to Vermillion, dated December 21, 2016. In the letter, Dr. Shuren stated:

We agree that this safety communication does not apply to Vermillion’s FDA-cleared tests, OVA1 (MIA) and Overa (MIA2G), which are not screening tests for ovarian cancer.

FDA cleared OVA1 (MIA) and Overa (MIA2G) as aids to further assess the likelihood that malignancy is present when the physician’s independent clinical and radiological evaluation does not indicate malignancy. The intended uses of the two assays are the same—to help physicians more reliably identify which patients would benefit from consultation with or referral to a gynecologic oncologist. OVA1 (MIA) and Overa (MIA2G) are indicated for women who present with an adnexal mass.

In March 2015, we entered into a new commercial agreement with Quest Diagnostics.  Pursuant to this agreement, all OVA1 U.S. testing services for Quest Diagnostics customers were transferred to Vermillion’s wholly-owned subsidiary, ASPiRA LABS, as of August 10, 2015.  Pursuant to this agreement, as amended as of March 11,

2017, Quest Diagnostics has agreed to provide blood draw and logistics support by transporting specimens from its clients to ASPiRA LABS for testing through at least March 11, 2018 in exchange for a market value fee.   Per the terms of this agreement, we will not offer to existing or future Quest Diagnostics customers CA 125-II or other tests that Quest Diagnostics offers.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates from those disclosed in Item 7 of our 2016 Annual Report.

Results of Operations - Three Months Ended March 31, 2017 Compared to Three Months Ended March  31,  2016

The selected summary financial and operating data of the Company for the three months ended March 31, 2017 and 2016 were as follows:

	Three Months Ended
	March 31,		Increase (Decrease)
(dollars in thousands)	2017	2016	Amount	%
Revenue:
Product	$678	$505	$173	34
Service	48	—	48	100
Total revenue	726	505	221	44
Cost of revenue:
Product	422	528	(106)	(20)
Service	305	-	305	100
Total cost of revenue	727	528	199	38
Gross profit (loss)	(1)	(23)	22	(96)
Operating expenses:
Research and development	225	934	(709)	(76)
Sales and marketing	1,023	2,280	(1,257)	(55)
General and administrative	1,407	1,659	(252)	(15)
Total operating expenses	2,655	4,873	(2,218)	(46)
Loss from operations	(2,656)	(4,896)	2,240	(46)
Interest income (expense), net	(12)	3	(15)	(500)
Other income (expense), net	(5)	(4)	(1)	25
Net loss	$(2,673)	$(4,897)	$2,224	(45)

Product Revenue.  Product revenue was $678,000 for the three months ended March 31, 2017 compared to $505,000 for the same period in 2016.  Revenue for ASPiRA LABS is being recognized when the OVA1 test is being performed or when amounts that will ultimately be realized can be estimated. All other ASPiRA LABS revenue is being recognized on a cash basis and thus recognition of revenue lags the performance of some OVA1 tests. The 34% product revenue growth is due to improvement in the average unit price received per test compared to the same quarter in the prior year. The increase in average unit price was driven by an increase in client bill contracts, expansion of positive medical policy and contracting with payers, and improved billing and collection practices.

The number of OVA1 tests performed increased 1% to approximately 2,293 OVA1 tests during the three months ended March 31, 2017 compared to approximately 2,265 OVA1 tests for the same period in 2016.

Service Revenue.  Service revenue was $48,000 for the three months ended March 31, 2017. There was no service revenue in 2016, as ASPiRA IVD did not commence operations until the second quarter of 2016. Revenue for ASPiRA IVD is being recognized once certain revenue recognition criteria has been met (see Note 1 to the financial statements included in Part I, Item I of this Form 10-Q). We expect service revenue to increase modestly in the second quarter of 2017.

Cost of Revenue - Product.  Cost of product revenue was $422,000 for the three months ended March 31, 2017 compared to $528,000 for the same period in 2016, representing a decrease of 20% due to operating efficiencies compared to the prior year quarter. We expect the cost of product revenue to remain consistent with first quarter 2017 levels in the second quarter of 2017.

Cost of Revenue - Service.    Cost of service revenue was $305,000 for the three months ended March 31, 2017. There was no cost of service revenue in 2016, as ASPiRA IVD did not commence operations until the second quarter of 2016.  We expect the cost of service revenue to remain consistent with first quarter 2017 levels in the second quarter of 2017.

Research and Development Expenses.  Research and development expenses represent costs incurred to develop our technology and carry out clinical studies, and include personnel-related expenses, regulatory costs, reagents and supplies used in research and development laboratory work, infrastructure expenses, contract services and other outside costs. Research and development expenses also include costs related to activities performed under contracts with our collaborators and strategic partners. Research and development expenses for the three months ended March 31, 2017 decreased $709,000, or 76%, compared to the same period in 2016.  This decrease was primarily due to the expiration of our collaboration agreement with The Johns Hopkins University School of Medicine in March 2016 as well as lower personnel and personnel related expenses due to the clearance of Overa in March 2016. We expect research and development expenses to remain consistent with first quarter 2017 levels in the second quarter of 2017.

Sales and Marketing Expenses.  Our sales and marketing expenses consist primarily of personnel-related expenses, education and promotional expenses, and infrastructure expenses. These expenses include the costs of educating physicians, laboratory personnel and other healthcare professionals regarding OVA1 and Overa. Sales and marketing expenses also include the costs of sponsoring continuing medical education, medical meeting participation, and dissemination of scientific and health economic publications. Sales and marketing expenses for the three months ended March 31, 2017 decreased $1,257,000, or 55%, compared to the same period in 2016.  This decrease was primarily due to a reduction in personnel and personnel expenses due to our February 2016 restructuring and decreases in consulting and marketing services. We expect sales and marketing expenses to increase modestly over the remainder of 2017 as we focus efforts on the commercialization of OVA1 and Overa.

General and Administrative Expenses.  General and administrative expenses consist primarily of personnel-related expenses, professional fees and other costs, including legal, finance and accounting expenses and other infrastructure expenses. General and administrative expenses for the three months ended March 31, 2017 decreased by $252,000, or 15%, compared to the same period in 2016.  The decrease was primarily due to the reduction of consulting services and as ASPiRA IVD start-up expenses in the first quarter of 2016 were not repeated in 2017. We expect general and administrative expenses to remain consistent with first quarter 2017 levels in the second quarter of 2017.

Liquidity and Capital Resources

We plan to continue to expend resources selling and marketing OVA1 and Overa, operating our IVD trial services business and developing additional diagnostic tests and service capabilities.

We have incurred significant net losses and negative cash flows from operations since inception. At March 31, 2017, we had an accumulated deficit of $388,229,000 and stockholders’ equity of $6,539,000. As of March 31, 2017, we had $7,897,000 of cash and cash equivalents and $2,263,000 of current liabilities. Working capital was $6,448,000 and $3,547,000 at March 31, 2017 and December 31, 2016, respectively.

On February 17, 2017, the Company completed a private placement pursuant to which certain investors purchased Vermillion common stock and warrants to purchase shares of Vermillion common stock for net proceeds of approximately $5,100,000 after deducting offering expenses.

In March 2016, we entered into an agreement pursuant to which we may borrow up to $4,000,000 from the DECD. We received an initial disbursement of $2,000,000 in April 2016 under this agreement. The remaining $2,000,000 will be disbursed if and when we achieve certain future milestones. See Note 3 to the financial statements included in Part I, Item I of this Form 10-Q for information regarding such milestones.

We expect to incur a net loss and negative cash flows from operations in the remainder of 2017.  Our management believes that successful achievement of our business objectives will require additional financing. Given these conditions, there is substantial doubt about our ability to continue as a going concern. The condensed consolidated financial statements have been prepared on a going concern basis and do not include any adjustments that might result from these uncertainties.

The Company expects to raise capital through a variety of sources, which may include the exercise of common stock warrants, equity offerings, debt financing, collaborations, licensing arrangements, grants and government funding and strategic alliances.   However, additional funding may not be available when needed or on terms acceptable to the Company. If the Company is unable to obtain additional capital, it may not be able to continue sales and marketing, research and development, or other operations on the scope or scale of current activity and that could have a material adverse effect on the Company’s business, results of operations and financial condition.

Net cash used in operating activities was $2,421,000 for the three months ended March 31,  2017 resulting primarily from the net loss reported of $2,673,000 and changes in accounts payable, accrued and other liabilities of $300,000 partially offset by stock compensation expense of $294,000, depreciation and amortization of $202,000 and prepaid expenses of $100,000.

Net cash used in operating activities was $4,995,000 for the three months ended March 31, 2016 resulting primarily from the net loss reported of $4,897,000 and changes in accounts payable, accrued and other liabilities of $413,000 partially offset by stock compensation expense of $223,000 and depreciation and amortization of $147,000.

Net cash used in investing activities was $26,000 and $578,000 for the three months ended March 31, 2017 and 2016, respectively. The costs in 2016 resulted from purchases of property and equipment for the ASPiRA IVD laboratory.

Net cash provided by financing activities was $5,102,000 for the three months ended March 31, 2017, which consisted primarily of proceeds from the sale of Vermillion common stock in our February 2017 private placement, net of issuance costs. Net cash used in financing activities of $2,000 for the three months ended March 31, 2016 resulted from repayments of capital lease obligations which were partially offset by proceeds received from the exercise of stock options.

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

We have significant net operating loss (“NOL”) carryforwards as of March 31, 2017 for which a full valuation allowance has been provided due to our history of operating losses. Section 382 of the Internal Revenue Code of 1986, as amended, as well as similar state provisions may restrict our ability to use our NOL credit carryforwards due to ownership change limitations occurring in the past or that could occur in the future. These ownership changes may also limit the amount of NOL credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively.

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

Off-Balance Sheet Arrangements

As of March 31, 2017, we had no off-balance sheet arrangements that are reasonably likely to have a current or future material effect on our condensed consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Per Item 305(e) of Regulation S-K, the information called for by this Item 3 is not required.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

Our senior management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management, including our Chief Executive Officer and Chief Accounting Officer, performed an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31,  2017. Based on this evaluation, our Chief Executive Officer and Chief Accounting Officer have concluded that as of March 31,  2017, our disclosure controls and procedures were effective.

Changes in internal controls over financial reporting.

There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In the ordinary course of business, we may periodically become subject to legal proceedings and claims arising in connection with ongoing business activities. The results of litigation and claims cannot be predicted with certainty, and unfavorable resolutions are possible and could materially and adversely affect our results of operations, cash flows and financial position. In addition, regardless of the outcome, litigation could have an adverse impact on us because of defense costs, diversion of management resources and other factors. While the outcome of these proceedings and claims cannot be predicted with certainty, there are no matters, as of March 31,  2017, that, in the opinion of management, will have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 1A. RISK FACTORS

There have been no material changes to our risk factors from those disclosed under “Risk Factors” in Part I, Item 1A of our 2016 Annual Report except as set forth below. The risks and uncertainties described below and in our 2016 Annual Report are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also materially adversely affect our business, financial condition or results of operations.

Additional Risk Factors

We are adding the following to the “Risks Related to Our Business” contained in our 2016 Annual Report:

Risks Related to Our Business

There is substantial doubt about our ability to continue as a going concern, and this may adversely affect our stock price and our ability to raise capital.

We have incurred significant losses and negative cash flows from operations since inception and have an accumulated deficit of over $388 million as of the end of the period covered by this report. The Company expects to incur a net loss and negative cash flows from operations for the remainder of 2017.  Given these conditions, there is substantial doubt about the Company’s ability to continue as a going concern.

The Company’s management believes that successful achievement of the business objectives will require additional financing. The Company expects to raise capital through a variety of sources, which may include the exercise of common stock warrants, equity offerings, debt financing, collaborations, licensing arrangements, grants and government funding and strategic alliances. However, additional funding may not be available when needed or on terms acceptable to the Company. If the Company is unable to obtain additional capital, it may not be able to continue sales and marketing, research and development, or other operations on the scope or scale of current activity and that could have a material adverse effect on the Company’s business, results of operations and financial condition.

ITEM 6.   EXHIBITS

(a)   The following exhibits are filed or incorporated by reference with this report as indicated below:

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

3.1	Fourth Amended and Restated Certificate of Incorporation of Vermillion, Inc. dated January 22, 2010	8-K	000-31617	3.1	January 25, 2010
3.2	Certificate of Amendment of Fourth Amended and Restated Certificate of Incorporation, effective June 19, 2014	10-Q	001-34810	3.2	August 14, 2014
3.3	Fifth Amended and Restated Bylaws of Vermillion, Inc., effective June 19, 2014	10-Q	001-34810	3.3	August 14, 2014
10.1	Amendment No. 2 to Testing and Services Agreement, executed as of March 7, 2017 and effective as of March 11, 2017, by and among Vermillion, Inc., ASPiRA LABS, Inc. and Quest Diagnostics Incorporated	8-K	001-34810	10.1	March 13, 2017
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					√
31.2	Certification of the Chief Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					√
32.1	Certification of the Chief Executive Officer and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					(1)
101	Interactive Data Files					√

(1)	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vermillion, Inc.
Date: May 11, 2017	/s/ Valerie B. Palmieri
Valerie B. Palmieri President and Chief Executive Officer (Principal Executive Officer)
Date: May 11, 2017	/s/ Eric J. Schoen
Eric J. Schoen Senior Vice President, Finance and Chief Accounting Officer (Principal Financial Officer)