Form 10-Q
period 2017-06-30
VERMILLION, INC.
filed 2017-08-11
CIK 926617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON,  DC 20549

FORM 10-Q

(Mark One)

☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30,  2017

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number:  001-34810

Vermillion, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	33-0595156
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
12117 Bee Caves Road, Building Three, Suite 100, Austin, Texas	78738
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☑ No ☐

As of July 31,  2017, the registrant had 56,164,082 shares of common stock, par value $0.001 per share, outstanding.

VERMILLION, INC.

FORM 10-Q

Vermillion, OVA1 and Overa are registered trademarks of Vermillion, Inc.

PART I - FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

Vermillion, Inc.

Condensed Consolidated Balance Sheets

(Amounts in Thousands, Except Share and Par Value Amounts)

(Unaudited)

	June 30,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$6,028	$5,242
Accounts receivable	214	275
Prepaid expenses and other current assets	269	498
Inventories	102	93
Total current assets	6,613	6,108
Property and equipment, net	1,549	1,911
Other assets	11	-
Total assets	$8,173	$8,019

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$300	$881
Accrued liabilities	1,541	1,464
Short-term debt	188	182
Other current liabilities	32	34
Total current liabilities	2,061	2,561
Non-current liabilities:
Long-term debt	1,538	1,667
Other non-current liabilities	47	29
Total liabilities	3,646	4,257
Commitments and contingencies (Note 3)
Stockholders’ equity:
Common stock, par value $0.001 per share, 150,000,000 shares authorized at
June 30, 2017 and December 31, 2016; 56,164,082 and 52,328,492 shares issued and outstanding at June 30, 2017 and December 31, 2016,
respectively	56	52
Additional paid-in capital	395,060	389,266
Accumulated deficit	(390,589)	(385,556)
Total stockholders’ equity	4,527	3,762
Total liabilities and stockholders’ equity	$8,173	$8,019

See accompanying notes to the unaudited condensed consolidated financial statements.

Vermillion, Inc.

Condensed Consolidated Statements of Operations

(Amounts in Thousands, Except Share and Per Share Amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue:
Product	$860	$554	$1,538	$1,059
Service	38	155	86	155
Total revenue	898	709	1,624	1,214
Cost of revenue:(1)
Product	428	527	850	1,055
Service	266	60	571	60
Total cost of revenue	694	587	1,421	1,115
Gross profit	204	122	203	99
Operating expenses:
Research and development(2)	268	564	493	1,498
Sales and marketing(3)	1,041	1,628	2,064	3,908
General and administrative(4)	1,241	1,691	2,648	3,350
Total operating expenses	2,550	3,883	5,205	8,756
Loss from operations	(2,346)	(3,761)	(5,002)	(8,657)
Interest income (expense), net	(10)	(8)	(22)	(5)
Other income (expense), net	(4)	20	(9)	16
Net loss	$(2,360)	$(3,749)	$(5,033)	$(8,646)
Net loss per share - basic and diluted	$(0.04)	$(0.07)	$(0.09)	$(0.17)
Weighted average common shares used to compute basic and diluted net loss per common share	56,113,917	52,151,440	55,123,977	52,132,288
Non-cash stock-based compensation expense included in cost of revenue and operating expenses:
(1) Cost of revenue	$40	$22	$79	$46
(2) Research and development	2	22	5	53
(3) Sales and marketing	40	14	77	56
(4) General and administrative	295	319	510	445

See accompanying notes to the unaudited condensed consolidated financial statements.

Vermillion, Inc.

Condensed Consolidated Statements of Cash Flows

(Amounts in Thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(5,033)	$(8,646)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	401	323
Stock-based compensation expense	671	600
Loss on sale and disposal of property and equipment	4	3
Changes in operating assets and liabilities:
Accounts receivable	61	(156)
Prepaid expenses and other assets	218	233
Inventories	(9)	7
Accounts payable, accrued liabilities and other liabilities	(504)	(835)
Deferred revenue	-	16
Net cash used in operating activities	(4,191)	(8,455)
Cash flows from investing activities:
Purchase of property and equipment	(43)	(1,054)
Net cash used in investing activities	(43)	(1,054)
Cash flows from financing activities:
Proceeds from private placement offering of common stock, net of issuance costs	5,127	-
Proceeds from issuance of DECD loan, net of issuance costs	-	1,966
Principal repayment of DECD loan	(92)	(28)
Repayment of capital lease obligations	(15)	(14)
Proceeds from issuance of common stock from exercise of stock options	-	5
Net cash provided by financing activities	5,020	1,929
Net increase (decrease) in cash and cash equivalents	786	(7,580)
Cash and cash equivalents, beginning of period	5,242	18,642
Cash and cash equivalents, end of period	$6,028	$11,062
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	24	10

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

Going Concern

The Company has incurred significant net losses and negative cash flows from operations since inception, and as a result has an accumulated deficit of approximately $390,589,000  at  June 30, 2017. The Company also expects to incur a net loss and negative cash flows from operations for the remainder of 2017. The Company’s management believes that successful achievement of the Company’s business objectives will require additional financing. Given these conditions, there is substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements have been prepared on a going concern basis and do not include any adjustments that might result from these uncertainties.

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

As discussed in Note 4, on February 17, 2017, the Company completed a private placement pursuant to which certain investors purchased Vermillion common stock and warrants to purchase shares of Vermillion common stock for net proceeds of approximately $5,127,000 after deducting offering expenses.

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

 See discussion of FASB ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU No. 2014-09”) included in Recent Accounting Pronouncements below.

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

See discussion of ASU No. 2014-09 included in Recent Accounting Pronouncements below.

The Company has made no other significant changes in its critical accounting policies and estimates from those disclosed in the 2016 Annual Report.

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718), Compensation - Stock Compensation (“ASU 2016-09”). The new guidance simplifies several aspects of the accounting for share-based payments, including immediate recognition of all excess tax benefits and deficiencies in the income statement, changing the threshold to qualify for equity classification up to the employees' maximum statutory tax rates, allowing an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures as they occur, and clarifying the classification on the statement of cash flows for the excess tax benefit and employee taxes paid when an employer withholds shares for tax-withholding purposes. ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2016 and interim periods within that reporting period. The adoption of this standard is not expected to have a material effect on our financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which removes inconsistencies and weaknesses in revenue requirements, provides a more robust framework for addressing revenue issues, improves comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets, provides more useful information to users of financial statements through improved disclosure requirements and simplifies the preparation of financial statements by reducing the number of requirements to which an entity must refer. This guidance requires that an entity depict the consideration by applying a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. On April 1, 2015, the FASB voted for a one-year deferral of the effective date of the new revenue recognition standard, ASU No. 2014-09. On July 15, 2015, the FASB affirmed these changes, which requires public entities to apply the amendments in ASU 2014-09 for annual reporting beginning after December 15, 2017. Early adoption is permitted beginning after December 31, 2016, the original effective date in ASU 2014-09.

The Company is in the early stages of its analysis of the effect ASU 2014-09 will have on its Service Revenue, but expects to complete its analysis during the second half of 2017.

The Company is also in the early stages of its analysis of the effect ASU 2014-09 will have on its Product Revenue and also expects to complete this analysis in the second half of 2017. Revenue that is recognized upon the ultimate receipt of cash under the Company’s existing revenue recognition policy will have to be reassessed under the new standard. The next step in the Company’s implementation process is to review its patient account population to determine the appropriate distribution of patient accounts by payer  (i.e., Medicare, patient pay, other third-party payer, etc.) into portfolios with similar collection experience that, when evaluated for collectability, will result in a materially consistent revenue amount for such portfolios as if each patient account were evaluated on a contract-by-contract basis.

The Company has not yet determined if it plans to utilize the full retrospective or modified retrospective method of adoption, but anticipates adopting the new standard in the first quarter of 2018.

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

Operating Leases

The Company leases facilities to support its business of discovering, developing and commercializing diagnostic tests in the fields of gynecologic disease. The Company’s principal facility, including the CLIA laboratory used by ASPiRA LABS, is located in Austin, Texas, and the CLIA laboratory used by ASPiRA IVD is located in Trumbull, Connecticut.  The Austin, Texas lease includes an aggregate annual base rent of $85,000 and annual estimated common area charges, taxes and insurance of $46,000 and expires on January 31, 2019.

In October 2015, the Company entered a lease agreement for a facility in Trumbull, Connecticut. The lease required initial payments for the buildout of leasehold improvements to the office space, which were approximately $596,000. The term of the lease is five years beginning after the initial date of occupancy in January 2016 and a rent abatement period of five months. The lease includes an aggregate annual base rent of $32,000 and annual estimated common area charges, taxes and insurance of $95,000.

Building rent for the three months ended June 30, 2017 and 2016 totaled $62,000 and $53,000, respectively. Building rent for the six months ended June 30, 2017 and 2016 totaled $123,000 and $104,000, respectively.

Capital Lease

In April 2015, the Company leased a laboratory instrument for a total initial payment of $125,000 and ongoing payments of approximately $3,500 per month for 36 months after delivery. The agreement also requires minimum annual purchases of reagents from the manufacturer of the equipment. The laboratory instrument was placed into service on July 1, 2015.

The accumulated amortization of assets under capital lease obligations was $155,000 and $77,000 as of June 30,  2017 and 2016, respectively. The net book value of assets under capital lease obligations was $77,000 and $155,000 as of June 30, 2017 and 2016, respectively.

Non-cancelable Royalty Obligations

The Company is a party to an amended research collaboration agreement with The Johns Hopkins University School of Medicine under which the Company licenses certain of its intellectual property.  Under the terms of the amended research collaboration agreement, Vermillion is required to pay the greater of 4% royalties on net sales of diagnostic tests using the assigned patents or annual minimum royalties of $57,500.  Royalty expense for the three months ended June 30, 2017 and 2016 totalled $34,000 and $22,000, respectively. Royalty expense for the six months ended June 30, 2017 and 2016 totalled $63,000 and $42,000, respectively.

4.   STOCKHOLDERS’ EQUITY

2017 Private Placement

On February 17, 2017, the Company completed a private placement pursuant to which certain investors purchased 3,747,125 shares of Vermillion common stock at a price of $1.40 per share. Vermillion also issued warrants to purchase shares of Vermillion common stock at a price of $0.125 per warrant share in the private placement. Net proceeds of the private placement were approximately $5,127,000 after deducting offering expenses. The warrants are exercisable for 2,810,338 shares of Vermillion common stock at $1.80 per share. The warrants may be exercised from time to time beginning August 17, 2017 and expire on the fifth anniversary of the date of issuance or, if earlier, five business days after Vermillion delivers notice that the closing price per share of its common stock exceeded the exercise price for 20 consecutive trading days during the exercise period.

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

Stock-Based Compensation

During the six months ended June 30, 2017, the Company awarded to Vermillion’s non-employee directors 131,250 shares of restricted stock under the 2010 Plan having a fair value of approximately $281,000 as payment for services to be rendered in 2017. These shares of restricted stock vested 50% on June 1, 2017, and will vest 25% on each of September 1, 2017 and December 1, 2017. The Company also issued to certain consultants 22,841 shares of restricted stock under the 2010 Plan having a fair value of approximately $39,000.

During the three months ended June 30, 2017, the Company issued to certain consultants 9,213 shares of restricted stock under the 2010 Plan having a fair value of approximately $19,000. The Company did not make any awards of restricted stock to non-employee directors during the three months ended June 30, 2017.

During the six months ended June 30, 2017, the Company also granted certain consultants options to purchase 70,000 shares of Vermillion common stock with an exercise price of $2.14 per share.  The Company also granted certain officers and employees options to purchase approximately 916,000 shares of Vermillion common stock with an exercise price of $2.14 per share. These stock options generally vest 25% on each of the four anniversaries of the grant date.  In addition, the Company granted certain officers and employees options to purchase 250,000 shares of Vermillion common stock with an exercise price of approximately $2.14 per share with performance-based vesting based on certain metrics through December 31, 2017. These options vest 25% on each of the four anniversaries of the grant date if the performance-based metrics are met.

During the three months ended June 30, 2017, the Company granted certain officers and employees options to purchase 14,500 shares of Vermillion common stock with an exercise price of $1.83 per share. These stock options vest 25% on each of the four anniversaries of the vesting commencement date for each such stock option.

The allocation of employee stock-based compensation expense by functional area for the three and six months ended June 30, 2017 and 2016 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016
Cost of revenue	$20	$22	$40	$46
Research and development	2	22	5	53
Sales and marketing	38	14	70	56
General and administrative	283	320	414	425
Total	$343	$378	$529	$580

5.   LOSS PER SHARE

The Company calculates basic loss per share using the weighted average number of shares of Vermillion common stock outstanding during the period. Because the Company is in a net loss position, diluted loss per share is calculated using the weighted average number of shares of Vermillion common stock outstanding and excludes the effects of 11,662,280 and  7,808,044 potential shares of Vermillion common stock as of June 30, 2017 and 2016, respectively, that are anti-dilutive. Potential shares of Vermillion common stock include incremental shares of Vermillion common stock issuable upon the exercise of outstanding warrants, stock options and unvested restricted stock units.

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

Examples of forward-looking statements regarding our business include the following:

•	projections or expectations regarding our future test volumes, revenue, cost of revenue, operating expenses, cash flow, results of operations and financial condition;
•	our plan to broaden our commercial focus from ovarian cancer to differential diagnosis of women with a range of gynecological disorders;
•	our planned business strategy and the anticipated timing of the implementation thereof;
•	plans with respect to our market expansion and growth, including plans to market Overa outside the United States;
•	plans to develop new algorithms and molecular diagnostic tests;
•	plans to develop a product or tool combining an OVA1 with results of a symptom index;
•	plans to establish our own payer coverage for OVA1 and Overa;
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

•	expectations regarding existing and future collaborations and partnerships, including OVA1 and Overa distribution agreements;
•	plans regarding future publications;
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

Forward-looking statements are subject to significant risks and uncertainties, including those discussed in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2016 (our “2016 Annual Report”) and Part II, Item 1A. “Risk Factors” of our Quarterly Report on Form 10-Q for the three months ended March 31, 2017 (our “2017 First Quarterly Report”), that could cause actual results to differ materially from those projected in such forward-looking statements due to various factors, including our ability to increase the volume of OVA1 or Overa sales; our ability to market our test through sales channels other than Quest Diagnostics Incorporated (“Quest Diagnostics”) including ASPiRA LABS; failures by third-party payers to reimburse OVA1 or Overa or changes or variances in reimbursement rates; our ability to secure additional capital on acceptable terms to execute our business plan; our ability to commercialize OVA1 and/or Overa both within and outside the United States; in the event that we succeed in commercializing OVA1 and/or Overa outside the United States, the political, economic and other conditions affecting other countries (including foreign exchange rates); our ability to develop and commercialize additional diagnostic products and achieve market acceptance with respect to these products; our ability to compete successfully; our ability to obtain any regulatory approval required for our future diagnostic products; our or our suppliers’ ability to comply with United States Food and Drug Administration (“FDA”) requirements for production, marketing and post-market monitoring of our products; additional costs that may be required to make further improvements to our manufacturing operations; our ability to maintain sufficient or acceptable supplies of immunoassay kits from our suppliers; our ability to continue to develop, protect and promote our proprietary technologies; future litigation against us, including infringement of intellectual property and product liability exposure; our ability to retain key employees; business interruptions; legislative actions resulting in higher compliance costs; changes in healthcare policy; our ability to comply with environmental laws; our ability to generate sufficient demand for ASPiRA LABS’ services to cover its operating costs; our ability to comply with the additional laws and regulations that apply to us in connection with the operation of ASPiRA LABS; our ability to comply with FDA regulations that relate to our products and to obtain any FDA clearance or approval required to develop and perform laboratory-developed tests (“LDTs”); ASPiRA IVD’s lack of operating history; ASPiRA IVD’s ability to generate and maintain business; fluctuations over time with respect to ASPiRA IVD’s operating results; ASPiRA IVD’s ability to enter into profitable contracts; ASPiRA IVD’s ability to maintain effective information systems without significant interruption; ASPiRA IVD’s ability to perform its services in compliance with contractual requirements, regulatory standards and ethical considerations; and our ability to continue as a going concern..

Overview

Our vision is to drive the advancement of women’s health by providing innovative methods to detect, monitor and manage the treatment of both benign and malignant gynecologic disease, with our primary focus being diseases of the female pelvic cavity.

We have expanded our corporate strategy with the goal of transforming Vermillion from a technology license company to a diagnostic service and bio-analytic solutions provider. Our plan is to broaden our commercial focus from ovarian cancer to differential diagnosis of women with a range of gynecological disorders. Our strategy is being deployed in three phases. The three phases are a rebuild phase, which was completed in the third quarter of 2015, a transformation phase, which is now virtually complete except for continuing expansion of payer coverage, and a market expansion and growth phase, which we expect to begin in the near future.

During the first phase, we expanded our leadership team by hiring several new senior leaders including a chief executive officer.  In addition, we expanded our commercial strategy, reestablished medical and advisory support, rebuilt our patient advocacy strategy and established a billing system and a payer strategy outside of our relationship with Quest Diagnostics.  During the second phase, we completed the process of obtaining licensure of ASPiRA LABS in all of the states that require licenses, are in the process of establishing our own payer coverage for OVA1, Multivariate Index Assay (MIA), and launched a second-generation OVA1 test, trademarked Overa, Multivariate Index Assay, 2nd Generation (MIA2G), on a targeted basis.  In the third phase, we plan to fully commercialize OVA1 and Overa by utilizing the full national licensure of ASPiRA LABS, select laboratories for distribution, managed care coverage in select markets, our sales force and existing customer base.  Unlike OVA1, Overa uses a global testing platform, which will allow Overa to be deployed internationally.  We initiated the targeted launch of Overa in October 2016 with two key accounts converting from OVA1 to Overa. In October 2015, we announced registration of the CE mark for and clearance to market Overa in the European Union.  We also plan to develop an LDT product series, which we refer to internally as OvaX.  We anticipate that OvaX will include not only biomarkers, but also clinical risk factors, other diagnostics and patient history data in order to boost predictive value.

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

In June 2014, Vermillion launched ASPiRA LABS, a Clinical Laboratory Improvements Amendments of 1988 (“CLIA”) certified national laboratory based in Austin, Texas, which specializes in applying biomarker-based technologies to address critical needs in the management of gynecologic cancers and disease. ASPiRA LABS provides expert diagnostic services using a state-of-the-art biomarker-based diagnostic algorithm to aid in clinical decision making and advance personalized treatment plans. The lab currently processes our OVA1 and Overa tests, and we plan to develop and perform LDTs at ASPiRA LABS in the future. ASPiRA LABS holds a CLIA Certificate of Registration and a state laboratory license in California, Maryland, New York, Pennsylvania and Rhode Island. Our Florida license is in process of renewal, which is expected shortly. The Centers for Medicare & Medicaid Services issued a provider number to ASPiRA LABS in March 2015.

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

Novitas Solutions, the Medicare contractor that has jurisdiction over claims submitted by Quest Diagnostics for OVA1, covers and reimburses for OVA1.  This local coverage determination from Novitas Solutions should essentially provide national coverage for patients enrolled in Medicare as well as Medicare Advantage health plans. However, ASPiRA LABS initially experienced difficulty in obtaining payment from Novitas Solutions for most claims submitted due to Novitas Solutions’ administrative requirements. In October 2016, Novitas Solutions updated its administrative requirements for OVA1 reimbursement which has improved our ability to obtain reimbursement for OVA1 from Novitas Solutions.

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

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates from those disclosed in Item 7 of our 2016 Annual Report.

Results of Operations - Three Months Ended June 30, 2017 Compared to Three Months Ended June 30,  2016

The selected summary financial and operating data of the Company for the three months ended June 30, 2017 and 2016 were as follows:

	Three Months Ended June 30,		Increase (Decrease)
(dollars in thousands)	2017	2016	Amount	%
Revenue:
Product	$860	$554	$306	55
Service	38	155	(117)	(75)
Total revenue	898	709	189	27
Cost of revenue:
Product	428	527	(99)	(19)
Service	266	60	206	343
Total cost of revenue	694	587	107	18
Gross profit	204	122	82	67
Operating expenses:
Research and development	268	564	(296)	(52)
Sales and marketing	1,041	1,628	(587)	(36)
General and administrative	1,241	1,691	(450)	(27)
Total operating expenses	2,550	3,883	(1,333)	(34)
Loss from operations	(2,346)	(3,761)	1,415	(38)
Interest income (expense), net	(10)	(8)	(2)	25
Other income (expense), net	(4)	20	(24)	(120)
Net loss	(2,360)	(3,749)	1,389	(37)

Product Revenue.  Product revenue was $860,000 for the three months ended June 30, 2017 compared to $554,000 for the same period in 2016.  Revenue for ASPiRA LABS is being recognized when the OVA1 test is being performed or when amounts that will ultimately be realized can be estimated. All other ASPiRA LABS revenue is being recognized on a cash basis and thus recognition of revenue lags the performance of some OVA1 tests. The 55% product revenue growth is due to improvement in the average unit price received per test compared to the same quarter in the prior year. The increase in average unit price was driven by an increase in client bill contracts, expansion of positive medical policy and contracting with payers, and improved billing and collection practices.

The number of OVA1 tests performed increased 3% to approximately 2,418 OVA1 tests during the three months ended June 30, 2017 compared to approximately 2,345 OVA1 tests for the same period in 2016.    We expect test volume and, to a lesser extent, product revenue to decrease in the third quarter of 2017 due primarily to the loss of one client bill customer and also some summer seasonality. We expect the direct volume loss from the client bill customer to be between 5% and 10% in the third quarter relative to volume in the second quarter of 2017.

Service Revenue.  Service revenue was $38,000 for the three months ended June 30, 2017 compared to $155,000 for the same period in 2016, a decrease of 75%.  Service revenue will vary from quarter to quarter based on the size of ongoing customer projects. Revenue for ASPiRA IVD is being recognized once certain revenue recognition criteria has been met (see Note 1 to the financial statements included in Part I, Item I of this Form 10-Q). We expect service revenue to increase in the third quarter of 2017.

Cost of Revenue - Product.  Cost of product revenue was $428,000 for the three months ended June 30, 2017 compared to $527,000 for the same period in 2016, representing a decrease of 19% due to operating efficiencies compared to the prior year quarter. We expect the cost of product revenue to remain consistent with second quarter 2017 levels in the third quarter of 2017.

Cost of Revenue - Service.    Cost of service revenue was $266,000 for the three months ended June 30, 2017 compared to $60,000 for the same period in 2016. ASPiRA IVD did not commence operations until June 2016 and thus the second quarter of 2016 included only one month of expense compared to a full quarter of expense in 2017.  We expect the cost of service revenue to remain consistent with second quarter 2017 levels in the third quarter of 2017.

Research and Development Expenses.  Research and development expenses represent costs incurred to develop our technology and carry out clinical studies, and include personnel-related expenses, regulatory costs, reagents and supplies used in research and development laboratory work, infrastructure expenses, contract services and other outside costs. Research and development expenses for the three months ended June 30, 2017 decreased $296,000, or 52%, compared to the same period in 2016.  This decrease was primarily due to a reduction in personnel and personnel related expenses due to the clearance of Overa in March 2016. We expect research and development expenses to remain consistent with second quarter 2017 levels in the third quarter of 2017.

Sales and Marketing Expenses.  Our sales and marketing expenses consist primarily of personnel-related expenses, education and promotional expenses, and infrastructure expenses. These expenses include the costs of educating physicians, laboratory personnel and other healthcare professionals regarding OVA1 and Overa. Sales and marketing expenses also include the costs of sponsoring continuing medical education, medical meeting participation, and dissemination of scientific and health economic publications. Sales and marketing expenses for the three months ended June 30, 2017 decreased $587,000, or 36%, compared to the same period in 2016.  This decrease was primarily due to a reduction in personnel and personnel expenses and decreases in consulting and marketing services. We expect sales and marketing expenses to increase modestly over the remainder of 2017 as we focus efforts on the commercialization of OVA1 and Overa.

General and Administrative Expenses.  General and administrative expenses consist primarily of personnel-related expenses, professional fees and other costs, including legal, finance and accounting expenses and other infrastructure expenses. General and administrative expenses for the three months ended June 30, 2017 decreased by $450,000, or 27%, compared to the same period in 2016.  The decrease was primarily due to the reduction of consulting services and ASPiRA IVD start-up expenses in 2016 not being repeated in 2017. We expect general and administrative expenses to remain consistent with second quarter 2017 levels in the third quarter of 2017.

Results of Operations – Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

The selected summary financial and operating data of the Company for the six months ended June 30, 2017 and 2016 were as follows:

	Six Months Ended June 30,		Increase (Decrease)
(dollars in thousands)	2017	2016	Amount	%
Revenue:
Product	$1,538	$1,059	$479	45
Service	86	155	(69)	(45)
License	-	-	-	-
Total revenue	1,624	1,214	410	34
Cost of revenue:
Product	850	1,055	(205)	(19)
Service	571	60	511	852
Total cost of revenue	1,421	1,115	306	27
Gross profit	203	99	104	105
Operating expenses:
Research and development	493	1,498	(1,005)	(67)
Sales and marketing	2,064	3,908	(1,844)	(47)
General and administrative	2,648	3,350	(702)	(21)
Total operating expenses	5,205	8,756	(3,551)	(41)
Loss from operations	(5,002)	(8,657)	3,655	(42)
Interest income (expense), net	(22)	(5)	(17)	340
Other income (expense), net	(9)	16	(25)	(156)
Net loss	(5,033)	(8,646)	3,613	(42)

Product Revenue.  Product revenue was $1,538,000 for the six months ended June 30, 2017 compared to $1,059,000 for the same period in 2016.  Revenue for ASPiRA LABS is being recognized when the OVA1 test is being performed or when amounts that will ultimately be realized can be estimated. All other ASPiRA LABS revenue is being recognized on a cash basis and thus recognition of revenue lags the performance of some OVA1 tests. The 45% product revenue growth is due to improvement in the average unit price received per test compared to the same quarter in the prior year. The increase in average unit price was driven by an increase in client bill contracts, expansion of positive medical policy and contracting with payers, and improved billing and collection practices.

The number of OVA1 tests performed increased 2% to approximately 4,711 OVA1 tests during the six months ended June 30, 2017 compared to approximately 4,610 OVA1 tests for the same period in 2016.

Service Revenue.  Service revenue was $86,000 for the six months ended June 30, 2017 compared to $155,000 for the same period in 2016, a decrease of 45%.  Service revenue will vary from quarter to quarter based on the size of ongoing customer projects. Revenue for ASPiRA IVD is being recognized once certain revenue recognition criteria has been met (see Note 1 to the financial statements included in Part I, Item I of this Form 10-Q).

Cost of Revenue - Product.  Cost of product revenue was $850,000 for the six months ended June 30, 2017 compared to $1,055,000 for the same period in 2016, representing a decrease of 19% due to operating efficiencies compared to the prior year.

Cost of Revenue - Service.  Cost of service revenue was $571,000 for the six months ended June 30, 2017 compared to $60,000 for the same period in 2016.  ASPiRA IVD did not commence operations until June 2016 and thus included only one month of expense compared to two full quarters of expense in 2017.

Research and Development Expenses.  Research and development expenses represent costs incurred to develop our technology and carry out clinical studies, and include personnel-related expenses, regulatory costs, reagents and supplies used in research and development laboratory work, infrastructure expenses, contract services and other outside costs. Research and development expenses through March 2016 also included costs related to activities performed under contracts with our collaborators and strategic partners. Research and development expenses for the six months ended June 30, 2017 decreased $1,005,000, or 67%, compared to the same period in 2016.  This decrease was primarily due to the expiration of our collaboration agreement with The Johns Hopkins University School of Medicine in March 2016 as well as lower personnel and personnel related expenses due to the clearance of Overa in March 2016.

Sales and Marketing Expenses.  Our sales and marketing expenses consist primarily of personnel-related expenses, education and promotional expenses, and infrastructure expenses. These expenses include the costs of educating physicians, laboratory personnel and other healthcare professionals regarding OVA1 and Overa. Sales and marketing expenses also include the costs of sponsoring continuing medical education, medical meeting participation, and dissemination of scientific and health economic publications. Sales and marketing expenses for the six months ended June 30, 2017 decreased $1,844,000, or 47%, compared to the same period in 2016.  This decrease was primarily due to a reduction in personnel and personnel expenses and decreases in consulting and marketing services compared to the prior year period.

General and Administrative Expenses.  General and administrative expenses consist primarily of personnel-related expenses, professional fees and other costs, including legal, finance and accounting expenses and other infrastructure expenses. General and administrative expenses for the six months ended June 30, 2017 decreased by $702,000, or 21%, compared to the same period in 2016. The decrease was primarily due to the reduction of consulting services and ASPiRA IVD start-up expenses in 2016 not being repeated in 2017.

Liquidity and Capital Resources

We plan to continue to expend resources selling and marketing OVA1 and Overa, operating our IVD trial services business and developing additional diagnostic tests and service capabilities.

We have incurred significant net losses and negative cash flows from operations since inception. At June 30, 2017, we had an accumulated deficit of $390,589,000 and stockholders’ equity of $4,527,000. As of June 30, 2017, we had $6,028,000 of cash and cash equivalents and $2,061,000 of current liabilities. Working capital was $4,552,000 and $3,547,000 at June 30, 2017 and December 31, 2016, respectively.

On February 17, 2017, the Company completed a private placement pursuant to which certain investors purchased Vermillion common stock and warrants to purchase shares of Vermillion common stock for net proceeds of approximately $5,127,000 after deducting offering expenses.

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

Net cash used in operating activities was $4,191,000 for the six months ended June 30,  2017, resulting primarily from the net loss reported of $5,033,000 and changes in accounts payable, accrued and other liabilities of $504,000 partially offset by stock compensation expense of $671,000, depreciation and amortization of $401,000 and prepaid expenses of $218,000.

Net cash used in operating activities was $8,455,000 for the six months ended June 30, 2016 resulting primarily from the net loss reported of $8,646,000 and changes in accounts payable, accrued and other liabilities of $835,000 partially offset by stock compensation expense of $600,000 and depreciation and amortization of $323,000.

Net cash used in investing activities was $43,000 and $1,054,000 for the six months ended June 30, 2017 and 2016, respectively. The costs in 2016 resulted from purchases of property and equipment for the ASPiRA IVD laboratory.

Net cash provided by financing activities was $5,020,000 for the six months ended June 30, 2017, which consisted primarily of proceeds from the sale of Vermillion common stock in our February 2017 private placement, net of issuance costs.

Net cash provided by financing activities of $1,929,000 for the six months ended June 30, 2016 consisted primarily of proceeds from the DECD loan.

Our future liquidity and capital requirements will depend upon many factors, including, among others:

•	resources devoted to sales, marketing and distribution capabilities;
•	the rate of OVA1 and Overa product adoption by physicians and patients;
•	the insurance payer community’s acceptance of and reimbursement for OVA1 and Overa;
•	the successful targeted launch of Overa;
•	resources devoted to our IVD trials laboratory and services;
•	the revenue generated by our IVD trial services business;
•	our plans to acquire or invest in other products, technologies and businesses; and
•	the market price of our common stock.

We have significant net operating loss (“NOL”) carryforwards as of June 30, 2017 for which a full valuation allowance has been provided due to our history of operating losses. Section 382 of the Internal Revenue Code of 1986, as amended, as well as similar state provisions may restrict our ability to use our NOL credit carryforwards due to ownership change limitations occurring in the past or that could occur in the future. These ownership changes may also limit the amount of NOL credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively.

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

Off-Balance Sheet Arrangements

As of June 30, 2017, we had no off-balance sheet arrangements that are reasonably likely to have a current or future material effect on our condensed consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Per Item 305(e) of Regulation S-K, the information called for by this Item 3 is not required.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

Our senior management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management, including our Chief Executive Officer and Chief Accounting Officer, performed an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30,  2017. Based on this evaluation, our Chief Executive Officer and Chief Accounting Officer have concluded that as of June 30,  2017, our disclosure controls and procedures were effective.

Changes in internal controls over financial reporting.

There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In the ordinary course of business, we may periodically become subject to legal proceedings and claims arising in connection with ongoing business activities. The results of litigation and claims cannot be predicted with certainty, and unfavorable resolutions are possible and could materially and adversely affect our results of operations, cash flows and financial position. In addition, regardless of the outcome, litigation could have an adverse impact on us because of defense costs, diversion of management resources and other factors. While the outcome of these proceedings and claims cannot be predicted with certainty, there are no matters, as of June 30,  2017, that, in the opinion of management, will have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 1A. RISK FACTORS

There have been no material changes to our risk factors from those disclosed under “Risk Factors” in Part I, Item 1A of our 2016 Annual Report and Part II, Item 1A of our 2017 First Quarterly Report. The risks and uncertainties described in our 2016 Annual Report and 2017 First Quarterly Report are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also materially adversely affect our business, financial condition or results of operations.

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

Vermillion, Inc.
Date: August 11, 2017	/s/ Valerie B. Palmieri
Valerie B. Palmieri President and Chief Executive Officer (Principal Executive Officer)
Date: August 11, 2017	/s/ Eric J. Schoen
Eric J. Schoen Senior Vice President, Finance and Chief Accounting Officer (Principal Financial Officer)