Form 10-Q
period 2017-09-30
VERMILLION, INC.
filed 2017-11-08
CIK 926617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON,  DC 20549

FORM 10-Q

(Mark One)

☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30,  2017

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number:  001-34810

Vermillion, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	33-0595156
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
12117 Bee Caves Road, Building Three, Suite 100, Austin, Texas	78738
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☑ No ☐

As of October 31,  2017, the registrant had 59,998,748 shares of common stock, par value $0.001 per share, outstanding.

VERMILLION, INC.

FORM 10-Q

Vermillion, OVA1 and Overa are registered trademarks of Vermillion, Inc.

PART I - FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

Vermillion, Inc.

Condensed Consolidated Balance Sheets

(Amounts in Thousands, Except Share and Par Value Amounts)

(Unaudited)

	September 30,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$7,752	$5,242
Accounts receivable	221	275
Prepaid expenses and other current assets	175	498
Inventories	155	93
Total current assets	8,303	6,108
Property and equipment, net	1,364	1,911
Other assets	11	-
Total assets	$9,678	$8,019

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$514	$881
Accrued liabilities	1,430	1,464
Deferred Revenue	62	-
Short-term debt	191	182
Other current liabilities	32	34
Total current liabilities	2,229	2,561
Non-current liabilities:
Long-term debt	1,528	1,667
Other non-current liabilities	-	29
Total liabilities	3,757	4,257
Commitments and contingencies (Note 3)
Stockholders’ equity:
Common stock, par value $0.001 per share, 150,000,000 shares authorized at
September 30, 2017 and December 31, 2016; 59,998,748 and 52,328,492 shares issued and outstanding at September 30, 2017 and December 31, 2016,
respectively	60	52
Additional paid-in capital	398,959	389,266
Accumulated deficit	(393,098)	(385,556)
Total stockholders’ equity	5,921	3,762
Total liabilities and stockholders’ equity	$9,678	$8,019

See accompanying notes to the unaudited condensed consolidated financial statements.

Vermillion, Inc.

Condensed Consolidated Statements of Operations

(Amounts in Thousands, Except Share and Per Share Amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue:
Product	$657	$581	$2,195	$1,640
Service	42	42	128	197
Total revenue	699	623	2,323	1,837
Cost of revenue:(1)
Product	495	461	1,345	1,516
Service	284	356	855	416
Total cost of revenue	779	817	2,200	1,932
Gross profit (loss)	(80)	(194)	123	(95)
Operating expenses:
Research and development(2)	192	370	685	1,868
Sales and marketing(3)	1,050	1,606	3,114	5,514
General and administrative(4)	1,177	1,295	3,825	4,645
Total operating expenses	2,419	3,271	7,624	12,027
Loss from operations	(2,499)	(3,465)	(7,501)	(12,122)
Interest income (expense), net	(10)	(11)	(32)	(16)
Other income (expense), net	-	-	(9)	16
Net loss	$(2,509)	$(3,476)	$(7,542)	$(12,122)
Deemed dividend on warrant repricing	(942)	-	(942)	-
Net loss attributable to common stockholders	$(3,451)	$(3,476)	$(8,484)	$(12,122)
Net loss per share attributable to common stockholders - basic and diluted	$(0.06)	$(0.07)	$(0.15)	$(0.23)
Weighted average common shares used to compute basic and diluted net loss per common share	57,455,786	52,237,287	55,909,788	52,167,543
Non-cash stock-based compensation expense included in cost of revenue and operating expenses:
(1) Cost of revenue	$29	$27	$108	$73
(2) Research and development	2	10	7	63
(3) Sales and marketing	38	14	115	70
(4) General and administrative	257	210	767	655

See accompanying notes to the unaudited condensed consolidated financial statements.

Vermillion, Inc.

Condensed Consolidated Statements of Cash Flows

(Amounts in Thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(7,542)	$(12,122)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	599	523
Stock-based compensation expense	997	861
Loss on sale and disposal of property and equipment	4	3
Changes in operating assets and liabilities:
Accounts receivable	54	(44)
Prepaid expenses and other assets	312	354
Inventories	(62)	(5)
Accounts payable, accrued liabilities and other liabilities	(401)	(769)
Deferred revenue	62	-
Net cash used in operating activities	(5,977)	(11,199)
Cash flows from investing activities:
Purchase of property and equipment	(56)	(1,240)
Net cash used in investing activities	(56)	(1,240)
Cash flows from financing activities:
Proceeds from private placement offering of common stock, net of issuance costs	5,127	-
Proceeds from exercise of common stock warrants, net of issuance costs	3,577	-
Proceeds from issuance of DECD loan, net of issuance costs	-	1,967
Principal repayment of DECD loan	(136)	(73)
Repayment of capital lease obligations	(25)	(22)
Proceeds from issuance of common stock from exercise of stock options	-	5
Net cash provided by financing activities	8,543	1,877
Net increase (decrease) in cash and cash equivalents	2,510	(10,562)
Cash and cash equivalents, beginning of period	5,242	18,642
Cash and cash equivalents, end of period	$7,752	$8,080
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	36	24
Supplemental disclosure of non-cash investing and financing activities:
Deemed dividend on warrant repricing	942	-

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

Going Concern

The Company has incurred significant net losses and negative cash flows from operations since inception, and as a result has an accumulated deficit of approximately $393,098,000 at September 30, 2017. The Company also expects to incur a net loss and negative cash flows from operations for the remainder of 2017 and the foreseeable future. The Company’s management believes that successful achievement of the Company’s business objectives will require additional financing. Given these conditions, there is substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements have been prepared on a going concern basis and do not include any adjustments that might result from these uncertainties.

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

As discussed in Note 4, on August 31, 2017, certain investors exercised outstanding warrants for common stock for net proceeds of approximately $3,577,000 after deducting offering expenses.

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

The unaudited condensed consolidated financial statements and related disclosures have been prepared with the presumption that users of the interim unaudited condensed consolidated financial statements have read or have access to the audited consolidated financial statements for the preceding fiscal year. The condensed consolidated balance sheet at December 31, 2016 included in this report has been derived from the audited consolidated financial statements at that date but does not include all the information and footnotes required by GAAP. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2016 included in Vermillion’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 31,  2017 (the “2016 Annual Report”).

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

 See discussion of ASU No. 2014-09 (defined below) included in Recent Accounting Pronouncements below.

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

The Company is in the early stages of its analysis of the effect ASU 2014-09 will have on its Service Revenue, but expects to complete its analysis during the fourth quarter of 2017.

The Company is also continuing its analysis of the effect ASU 2014-09 will have on its Product Revenue and also expects to complete this analysis in the fourth quarter of 2017. Revenue that is recognized upon the ultimate receipt of cash under the Company’s existing revenue recognition policy will have to be reassessed under the new standard. The Company’s implementation process is to review its patient account population to determine the appropriate distribution of patient accounts by payer  (i.e., Medicare, patient pay, other third-party payer, etc.) into portfolios with similar collection experience that, when evaluated for collectability, will result in a materially consistent revenue amount for such portfolios as if each patient account were evaluated on a contract-by-contract basis.

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

3.   COMMITMENTS AND CONTINGENCIES

Development Loan

On March 22, 2016, the Company entered into the Loan Agreement, pursuant to which the Company may borrow up to $4,000,000 from the DECD. Proceeds from the $2,000,000 April 2016 initial disbursement under the Loan Agreement were utilized primarily to fund the build-out, information technology infrastructure and other costs related to the Company’s Trumbull, Connecticut facility and operations. The loan bears interest at a fixed rate of 2.0% per annum and requires equal monthly payments of principal and interest until maturity, which occurs on April 15, 2026. As security for the loan, the Company has granted the DECD a blanket security interest in the Company’s personal and intellectual property. The DECD’s security interest in the Company’s intellectual property may be subordinated to a qualified institutional lender. Under the terms of the Loan Agreement, the Company may be eligible for forgiveness of up to $2,000,000 of the principal amount of the loan if the Company achieves certain job creation and retention milestones by March 1, 2018. Conversely, if the Company is unable to meet these job creation milestones, namely, hiring 40 full-time employees with a specified average annual salary within the allotted timeframe and retaining those employees for a two-year period or does not maintain the Company’s Connecticut operations for a period of 10 years, the DECD may require early repayment of a portion or all of the loan plus a penalty of 5%.

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

In October 2015, the Company entered into a lease agreement for a facility in Trumbull, Connecticut. The lease required initial payments for the buildout of leasehold improvements to the office space, which were approximately $596,000. The term of the lease is five years beginning after the initial date of occupancy in January

2016 and a rent abatement period of five months. The lease includes an aggregate annual base rent of $32,000 and annual estimated common area charges, taxes and insurance of $95,000.

Building rent for the three months ended September 30, 2017 and 2016 totaled $66,000 and $71,000, respectively. Building rent for the nine months ended September 30, 2017 and 2016 totaled $189,000 and $175,000, respectively.

Capital Lease

In April 2015, the Company leased a laboratory instrument for a total initial payment of $125,000 and ongoing payments of approximately $3,500 per month for 36 months after delivery. The agreement also requires minimum annual purchases of reagents from the manufacturer of the equipment. The laboratory instrument was placed into service on July 1, 2015.

The accumulated amortization of assets under capital lease obligations was $174,000 and $97,000 as of September 30,  2017 and 2016, respectively. The net book value of assets under capital lease obligations was $58,000 and $135,000 as of September 30, 2017 and 2016, respectively.

Non-cancelable Royalty Obligations

The Company is a party to an amended research collaboration agreement with The Johns Hopkins University School of Medicine under which the Company licenses certain of its intellectual property.  Under the terms of the amended research collaboration agreement, Vermillion is required to pay the greater of 4% royalties on net sales of diagnostic tests using the assigned patents or annual minimum royalties of $57,500.  Royalty expense for the three months ended September 30, 2017 and 2016 totalled $30,000 and $24,000, respectively. Royalty expense for the nine months ended September 30, 2017 and 2016 totalled $94,000 and $66,000, respectively.

4.   STOCKHOLDERS’ EQUITY

2017 Warrant Repricing and Exercise

In December 2014, the Company issued warrants to purchase up to an aggregate of 4,166,659 shares of Vermillion common stock at an exercise price of $2.00 per share in conjunction with a December 2014 private placement of Vermillion common stock.  The warrants expire by their original terms on December 23, 2017.

On August 31, 2017, certain holders exercised warrants to purchase 3,796,818 shares of Vermillion common stock in consideration for the Company agreeing to reduce the exercise price to $1.00 per share of Vermillion common stock.

 The Company issued 3,796,818 shares of Vermillion common stock and received $3,796,818 in aggregate gross proceeds (approximately $3,577,000 net of transaction costs). The incremental non-cash fair value of approximately $942,000 from the modification of the warrants was calculated using the Black-Scholes model and recorded as a deemed dividend to the warrant holders within stockholders’ equity.

2017 Private Placement

On February 17, 2017, the Company completed a private placement pursuant to which certain investors purchased 3,747,125 shares of Vermillion common stock at a price of $1.40 per share. Vermillion also issued warrants to purchase shares of Vermillion common stock at a price of $0.125 per warrant share in the private placement. Net proceeds of the private placement were approximately $5,127,000 after deducting offering expenses. The warrants are exercisable for 2,810,338 shares of Vermillion common stock at $1.80 per share. The warrants expire on the fifth anniversary of the date of issuance or, if earlier, five business days after Vermillion delivers notice that the closing price per share of its common stock exceeded the exercise price for 20 consecutive trading days during the exercise period.

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

Stock-Based Compensation

During the nine months ended September 30, 2017, the Company awarded to Vermillion’s non-employee directors 131,250 shares of restricted stock under the 2010 Plan having a fair value of approximately $281,000 as payment for services to be rendered in 2017. These shares of restricted stock vested 50% on June 1, 2017 and 25% on September 1, 2017, and the remaining 25% will vest on December 1, 2017. The Company also issued to certain consultants 27,878 shares of restricted stock under the 2010 Plan having a fair value of approximately $48,000.

During the three months ended September 30, 2017, the Company issued to certain consultants 5,037 shares of restricted stock under the 2010 Plan having a fair value of approximately $9,000. The Company did not make any awards of restricted stock to non-employee directors during the three months ended September 30, 2017.

During the nine months ended September 30, 2017, the Company also granted certain consultants options to purchase 70,000 shares of Vermillion common stock with an exercise price of $2.14 per share.  The Company also granted certain officers and employees options to purchase approximately 916,000 shares of Vermillion common stock with an exercise price of $2.14 per share. In addition, the Company granted certain officers and employees options to purchase 14,500 shares of Vermillion common stock with an exercise price of $1.83 per share.  These stock options generally vest 25% on each of the four anniversaries of the grant date.

During the nine months ended September 30, 2017, the Company also granted certain officers and employees options to purchase 250,000 shares of Vermillion common stock with an exercise price of approximately $2.14 per share with performance-based vesting based on certain metrics through December 31, 2017. These options vest 25% on each of the four anniversaries of the grant date if the performance-based metrics are met.

During the three months ended September 30, 2017, the Company granted certain officers and employees options to purchase 22,500 shares of Vermillion common stock with an exercise price of $1.32 per share. These stock options vest 25% on each of the four anniversaries of the vesting commencement date for each such stock option.

During the three months ended September 30, 2017, the Company granted certain consultants of the Company options to purchase 120,000 shares of Vermillion common stock with an exercise price of $1.32 per share. These stock options vest in 24 equal monthly installments beginning on the vesting commencement date for each such stock option.

The allocation of employee stock-based compensation expense by functional area for the three and nine months ended September 30, 2017 and 2016 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016
Cost of revenue	$21	$24	$61	$70
Research and development	—	10	5	63
Sales and marketing	38	10	108	66
General and administrative	216	198	630	623
Total	$275	$242	$804	$822

5.   LOSS PER SHARE

The Company calculates basic loss per share using the weighted average number of shares of Vermillion common stock outstanding during the period. Because the Company is in a net loss position, diluted loss per share is calculated using the weighted average number of shares of Vermillion common stock outstanding and excludes the effects of 7,971,860 and  7,485,632 potential shares of Vermillion common stock as of September 30, 2017 and 2016, respectively, that are anti-dilutive. Potential shares of Vermillion common stock include incremental shares of Vermillion common stock issuable upon the exercise of outstanding warrants, stock options and unvested restricted stock units.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995.

These statements involve a number of risks and uncertainties. Words such as “may,” “expects,” “intends,” “anticipates,” “believes,” “estimates,” “plans,” “seeks,” “could,” “should,” “continue,” “will,” “potential,” “projects” and similar expressions are intended to identify such forward-looking statements. Readers are cautioned that these forward-looking statements speak only as of the date on which this Quarterly Report on Form 10-Q is filed with the Securities and Exchange Commission (“SEC”), and, except as required by law, Vermillion, Inc. (“Vermillion” and, together with its subsidiaries, the “Company,” “we,” “our,” or “us”) does not assume any obligation to update, amend or clarify them to reflect events, new information or circumstances occurring after such date.

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

•	anticipated efficacy of our products, product development activities and product innovations;
•	expected competition in the markets in which we compete;
•	plans with respect to ASPiRA LABS, Inc. (“ASPiRA LABS”);
•	expectations regarding future services provided by Quest Diagnostics Incorporated (“Quest Diagnostics”);
•	plans to expand our ovarian cancer franchise beyond OVA1, including with respect to Overa and OvaX;

•	plans regarding the commercialization of Overa;
•	plans to develop and perform laboratory developed tests (“LDTs”);
•	plans with respect to the Company’s pelvic mass registry, including anticipated sources of funding;
•	anticipated effects on reimbursement for OVA1 from changes to Novitas Solutions’ administrative requirements;
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

Forward-looking statements are subject to significant risks and uncertainties, including those discussed in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2016 (our “2016 Annual Report”) and Part II, Item 1A. “Risk Factors” of our Quarterly Report on Form 10-Q for the three months ended March 31, 2017 (our “2017 First Quarterly Report”), that could cause actual results to differ materially from those projected in such forward-looking statements due to various factors, including our ability to increase the volume of OVA1 or Overa sales; our ability to market our test through sales channels other than Quest Diagnostics including ASPiRA LABS; failures by third-party payers to reimburse OVA1 or Overa or changes or variances in reimbursement rates; our ability to secure additional capital on acceptable terms to execute our business plan; our ability to commercialize OVA1 and/or Overa both within and outside the United States; in the event that we succeed in commercializing OVA1 and/or Overa outside the United States, the political, economic and other conditions affecting other countries (including foreign exchange rates); our ability to develop and commercialize additional diagnostic products and achieve market acceptance with respect to these products; our ability to compete successfully; our ability to obtain any regulatory approval required for our future diagnostic products; our or our suppliers’ ability to comply with United States Food and Drug Administration (“FDA”) requirements for production, marketing and post-market monitoring of our products; additional costs that may be required to make further improvements to our manufacturing operations; our ability to maintain sufficient or acceptable supplies of immunoassay kits from our suppliers; our ability to continue to develop, protect and promote our proprietary technologies; future litigation against us, including infringement of intellectual property and product liability exposure; our ability to retain key employees; business interruptions; legislative actions resulting in higher compliance costs; changes in healthcare policy; our ability to comply with environmental laws; our ability to generate sufficient demand for ASPiRA LABS’ services to cover its operating costs; our ability to comply with the additional laws and regulations that apply to us in connection with the operation of ASPiRA LABS; our ability to comply with FDA regulations that relate to our products and to obtain any FDA clearance or approval required to develop and perform LDTs; ASPiRA IVD’s lack of operating history; ASPiRA IVD’s ability to generate and maintain business; fluctuations over time with respect to ASPiRA IVD’s operating results; ASPiRA IVD’s ability to enter into profitable contracts; ASPiRA IVD’s ability to maintain effective information systems without significant interruption; ASPiRA IVD’s ability to perform its services in compliance with contractual requirements, regulatory standards and ethical considerations; and our ability to continue as a going concern.

Overview

Our vision is to drive the advancement of women’s health by providing innovative methods to detect, monitor and manage the treatment of both benign and malignant gynecologic disease, with our primary focus being diseases of the female pelvic cavity.

We have expanded our corporate strategy with the goal of transforming Vermillion from a technology license company to a diagnostic service and bio-analytic solutions provider. Our plan is to broaden our commercial focus from ovarian cancer to differential diagnosis of women with a range of gynecological disorders. Our strategy is being deployed in three phases. The three phases are a rebuild phase, which was completed in the third quarter of 2015, a transformation phase, which is now virtually complete except for continuing expansion of payer coverage, and a market expansion and growth phase, which we began in 2017.

During the first phase, we expanded our leadership team by hiring several new senior leaders including a chief executive officer.  In addition, we expanded our commercial strategy, reestablished medical and advisory support, rebuilt our patient advocacy strategy and established a billing system and a payer strategy outside of our relationship with Quest Diagnostics.  During the second phase, we completed the process of obtaining licensure of ASPiRA LABS in all of the states that require licenses, and are in the process of establishing our own payer coverage for OVA1, Multivariate Index Assay (MIA), and our second-generation OVA1 test, trademarked Overa, Multivariate Index Assay, 2nd Generation (MIA2G). Overa has been launched on a targeted basis.  In the third phase, we plan to fully commercialize OVA1 and Overa by utilizing the full national licensure of ASPiRA LABS, select laboratories for distribution, managed care coverage in select markets, our sales force and existing customer base.  Unlike OVA1, Overa uses a global testing platform, which will allow Overa to be deployed internationally.  We initiated the targeted launch of Overa in October 2016 with two key accounts converting from OVA1 to Overa. In October 2015, we announced registration of the CE mark for and clearance to market Overa in the European Union.  We also plan to develop an LDT product series, which we refer to internally as OvaX.  We anticipate that OvaX will include not only biomarkers, but also clinical risk factors, other diagnostics and patient history data in order to boost predictive value.

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

Our initial product, OVA1, is an FDA cleared blood test designed to, in addition to a physician’s clinical assessment of a woman with a pelvic mass, identify women who are at high risk of having a malignant ovarian tumor prior to planned surgery. We have launched on a targeted basis a second-generation biomarker panel known as Overa, which is intended to maintain our product’s high sensitivity while improving specificity. We received FDA clearance for Overa in March 2016. Overa uses the Roche cobas 6000 platform.

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

•

Expanding the distribution platform beyond the U.S. by launching Overa, a next generation biomarker panel, while building the clinical utility and health economics foundation of both OVA1 and Overa, which we believe may allow for better domestic market penetration and international expansion (FDA clearance for Overa was received in March 2016);

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

OVA1 addresses a clear clinical need, namely the pre-surgical identification of women who are at risk of having a malignant ovarian tumor. Numerous studies have documented the benefit of referral of these women to gynecologic oncologists for their initial surgery. Prior to the clearance of OVA1, no blood test had been cleared by the FDA for physicians to use in the pre-surgical management of ovarian adnexal masses. OVA1 is a qualitative serum test that utilizes five well-established biomarkers and proprietary software cleared as part of the OVA1 510(k) to determine the likelihood of malignancy in women over age 18, with a pelvic mass for whom surgery is planned. OVA1 should not be used without an independent clinical/radiological evaluation and is not intended to be a screening test or to determine whether a patient should proceed to surgery. Incorrect use of OVA1 carries the risk of unnecessary testing, surgery and delayed diagnosis.  OVA1 was developed through large pre-clinical studies in collaboration with numerous academic medical centers encompassing over 2,500 clinical samples. OVA1 was fully validated in a prospective multi-center clinical trial encompassing 27 sites reflective of the diverse nature of the clinical centers at which ovarian adnexal masses are evaluated.

Novitas Solutions, the Medicare contractor, covers and reimburses for OVA1.  This local coverage determination from Novitas Solutions essentially provides national coverage for patients enrolled in Medicare as well as Medicare Advantage health plans. However, ASPiRA LABS initially experienced difficulty in obtaining payment from Novitas Solutions for most claims submitted due to Novitas Solutions’ administrative requirements. In October 2016, Novitas Solutions updated its administrative requirements for OVA1 reimbursement which has improved our ability to obtain reimbursement for OVA1 from Novitas Solutions.

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

The Practice Bulletin recommends that obstetricians and gynecologists evaluating women with adnexal masses who do not meet Level A criteria of a low risk transvaginal ultrasound should proceed with Level B clinical guidelines. Level B guidelines state that the physician may use risk assessment tools such as existing CA125 technology or OVA1 (“Multivariate Index Assay”) as listed in the bulletin.  Based on this, OVA1 has now achieved parity with CA125 as a Level B recommendation for the management of adnexal masses.

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

In 2016, we continued to make progress with increased payer positive medical polices and in network agreements for a total of over 80 million covered lives.

In the first half of 2017, ASPiRA IVD services landed two top pharmaceutical trial service agreements including one enrollment study.

In July 2017 ASPiRA LABS expanded its patient advocacy program nationally to assist patients with proactive benefit checks, with over 90% resulting in OVA1 utilization.

In September 2017, the preliminary Protecting Access to Medicare Act of 2014 (PAMA) price for OVA1 and Overa was published by the Center for Medicare and Medicaid Service (CMS). The preliminary OVA1 rate is based on the median of private payer payments submitted by Vermillion as part of the market-based payment reforms mandated through PAMA. The Overa price was benchmarked to the only proteomic test currently on the fee schedule, which uses biomarkers and an algorithm to produce a prognostic score. The new rates, once finalized, are scheduled to become effective January 1, 2018.

In 2017, we continued to make progress with increased payer positive medical polices and in network agreements for a total of over 123 million covered lives, expected effective by February 2018.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates from those disclosed in Item 7 of our 2016 Annual Report.

Results of Operations - Three Months Ended September 30, 2017 Compared to Three Months Ended September 30,  2016

The selected summary financial and operating data of the Company for the three months ended September 30, 2017 and 2016 were as follows:

	Three Months Ended September 30,		Increase (Decrease)
(dollars in thousands)	2017	2016	Amount	%
Revenue:
Product	$657	$581	$76	13
Service	42	42	-	-
Total revenue	699	623	76	12
Cost of revenue:
Product	495	461	34	7
Service	284	356	(72)	(20)
Total cost of revenue	779	817	(38)	(5)
Gross profit	(80)	(194)	114	(59)
Operating expenses:
Research and development	192	370	(178)	(48)
Sales and marketing	1,050	1,606	(556)	(35)
General and administrative	1,177	1,295	(118)	(9)
Total operating expenses	2,419	3,271	(852)	(26)
Loss from operations	(2,499)	(3,465)	966	(28)
Interest income (expense), net	(10)	(11)	1	(9)
Other income (expense), net	-	-	-	-
Net loss	(2,509)	(3,476)	967	(28)

Product Revenue.  Product revenue was $657,000 for the three months ended September 30, 2017 compared to $581,000 for the same period in 2016.  Revenue for ASPiRA LABS is being recognized when the OVA1 test is being performed or when amounts that will ultimately be realized can be estimated. All other ASPiRA LABS revenue is being recognized on a cash basis and thus recognition of revenue lags the performance of some OVA1 tests. The 13% product revenue growth is due to improvement in the average unit price received per test compared to the same quarter in the prior year. The increase in average unit price was driven by an increase in client bill contracts, expansion of positive medical policy and contracting with payers, and improved billing and collection practices.

The number of OVA1 tests performed decreased 13% to approximately 1,954 OVA1 tests during the three months ended September 30, 2017 compared to approximately 2,257 OVA1 tests for the same period in 2016. The volume decrease was primarily due to the previously announced loss of a client bill customer in July 2017,  which was concentrated in uncovered territories (territories not covered by an ASPiRA sales representative) and, to a lesser extent, the impact of hurricanes in two key areas (Texas and Florida).  Partially affecting the volume decrease was modest year-over-year growth in covered territories (territories covered by an ASPiRA sales representative). We expect the test volume to improve in the fourth quarter relative to volume in the third quarter of 2017.

Service Revenue.  Service revenue was $42,000 for the three months ended September 30, 2017 compared to $42,000 for the same period in 2016.  Service revenue will vary from quarter to quarter based on the size of ongoing customer projects. Revenue for ASPiRA IVD is being recognized once certain revenue recognition criteria has been met (see Note 1 to the financial statements included in Part I, Item I of this Form 10-Q). We expect service revenue to increase in the fourth quarter of 2017 relative to service revenue in the third quarter of 2017 due to the performance of certain anticipated projects.

Cost of Revenue - Product.  Cost of product revenue was $495,000 for the three months ended September 30, 2017 compared to $461,000 for the same period in 2016, representing an increase of 7% due primarily to some equipment maintenance costs and increased consultant fees incurred in the third quarter. We expect the cost of product revenue to decrease modestly in the fourth quarter of 2017 compared to the third quarter of 2017 as one-time costs incurred in the third quarter of 2017 are not expected to be repeated.

Cost of Revenue - Service.    Cost of service revenue was $284,000 for the three months ended September 30, 2017 compared to $356,000 for the same period in 2016. The 20% decrease related primarily to consulting costs related to the opening of the lab in the third quarter of 2016, which were not repeated in 2017. We expect the cost of service revenue to increase in the fourth quarter of 2017 compared to the third quarter of 2017 due to expected variable costs relating to performance of certain projects.

Research and Development Expenses.  Research and development expenses represent costs incurred to develop our technology and carry out clinical studies, and include personnel-related expenses, regulatory costs, reagents and supplies used in research and development laboratory work, infrastructure expenses, contract services and other outside costs. Research and development expenses for the three months ended September 30, 2017 decreased $178,000, or 48%, compared to the same period in 2016.  This decrease was primarily due to a reduction in personnel and personnel related expenses. We expect research and development expenses to remain consistent with third quarter 2017 levels in the fourth quarter of 2017.

Sales and Marketing Expenses.  Our sales and marketing expenses consist primarily of personnel-related expenses, education and promotional expenses, and infrastructure expenses. These expenses include the costs of educating physicians, laboratory personnel and other healthcare professionals regarding OVA1 and Overa. Sales and marketing expenses also include the costs of sponsoring continuing medical education, medical meeting participation, and dissemination of scientific and health economic publications. Sales and marketing expenses for the three months ended September 30, 2017 decreased $556,000, or 35%, compared to the same period in 2016.  This decrease was primarily due to  a reduction in consulting and, marketing services and lower health economic study costs in the third quarter of 2017 compared to 2016. We expect sales and marketing expenses to increase modestly over the remainder of 2017 as we focus efforts on the commercialization of OVA1 and Overa.

General and Administrative Expenses.  General and administrative expenses consist primarily of personnel-related expenses, professional fees and other costs, including legal, finance and accounting expenses and other infrastructure expenses. General and administrative expenses for the three months ended September 30, 2017 decreased by $118,000, or 9%, compared to the same period in 2016.  The decrease was primarily due to a  reduction in consulting services. We expect general and administrative expenses to remain consistent with third quarter 2017 levels in the fourth quarter of 2017.

Results of Operations – Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

The selected summary financial and operating data of the Company for the nine months ended September 30, 2017 and 2016 were as follows:

	Nine Months Ended September 30,		Increase (Decrease)
(dollars in thousands)	2017	2016	Amount	%
Revenue:
Product	$2,195	$1,640	$555	34
Service	128	197	(69)	(35)
Total revenue	2,323	1,837	486	26
Cost of revenue:
Product	1,345	1,516	(171)	(11)
Service	855	416	439	106
Total cost of revenue	2,200	1,932	268	14
Gross profit	123	(95)	218	(229)
Operating expenses:
Research and development	685	1,868	(1,183)	(63)
Sales and marketing	3,114	5,514	(2,400)	(44)
General and administrative	3,825	4,645	(820)	(18)
Total operating expenses	7,624	12,027	(4,403)	(37)
Loss from operations	(7,501)	(12,122)	4,621	(38)
Interest income (expense), net	(32)	(16)	(16)	100
Other income (expense), net	(9)	16	(25)	(156)
Net loss	(7,542)	(12,122)	4,580	(38)

Product Revenue.  Product revenue was $2,195,000 for the nine months ended September 30, 2017 compared to $1,640,000 for the same period in 2016.  Revenue for ASPiRA LABS is being recognized when the OVA1 test is being performed or when amounts that will ultimately be realized can be estimated. All other ASPiRA LABS revenue is being recognized on a cash basis and thus recognition of revenue lags the performance of some OVA1 tests. The $555,000, or 34%, product revenue growth is due to improvement in the average unit price received per test compared to the same period in the prior year. The increase in average unit price was driven by an increase in client bill contracts, expansion of positive medical policy and contracting with payers, and improved billing and collection practices.

The number of OVA1 tests performed decreased 3% to approximately 6,665 OVA1 tests during the nine months ended September 30, 2017 compared to approximately 6,867 OVA1 tests for the same period in 2016.  The volume decrease was primarily due to the previously announced loss of a client bill customer in July 2017,  which was concentrated in uncovered territories (territories not covered by an ASPiRA sales representative) and, to a lesser extent, the impact of hurricanes in two key areas (Texas and Florida).

Service Revenue.  Service revenue was $128,000 for the nine months ended September 30, 2017 compared to $197,000 for the same period in 2016, a decrease of $69,000, or 35%.  Service revenue will vary from quarter to quarter based on the size of ongoing customer projects. Revenue for ASPiRA IVD is being recognized once certain revenue recognition criteria has been met (see Note 1 to the financial statements included in Part I, Item I of this Form 10-Q).

Cost of Revenue - Product.  Cost of product revenue was $1,345,000 for the nine months ended September 30, 2017 compared to $1,516,000 for the same period in 2016, representing a decrease of $171,000, or 11%, due to operating efficiencies compared to the prior year.

Cost of Revenue - Service.  Cost of service revenue was $855,000 for the nine months ended September 30, 2017 compared to $416,000 for the same period in 2016.  ASPiRA IVD did not commence operations until June 2016 and thus included only four months of expense compared to three full quarters of expense in 2017.

Research and Development Expenses.  Research and development expenses represent costs incurred to develop our technology and carry out clinical studies, and include personnel-related expenses, regulatory costs, reagents and supplies used in research and development laboratory work, infrastructure expenses, contract services and other outside costs. Research and development expenses through March 2016 also included costs related to activities performed under contracts with our collaborators and strategic partners. Research and development expenses for the nine months ended September 30, 2017 decreased $1,183,000, or 63%, compared to the same period in 2016.  This decrease was primarily due to the expiration of our collaboration agreement with The Johns Hopkins University School of Medicine in March 2016 as well as lower personnel and personnel related expenses due to the clearance of Overa in March 2016.

Sales and Marketing Expenses.  Our sales and marketing expenses consist primarily of personnel-related expenses, education and promotional expenses, and infrastructure expenses. These expenses include the costs of educating physicians, laboratory personnel and other healthcare professionals regarding OVA1 and Overa. Sales and marketing expenses also include the costs of sponsoring continuing medical education, medical meeting participation, and dissemination of scientific and health economic publications. Sales and marketing expenses for the nine months ended September 30, 2017 decreased $2,400,000, or 44%, compared to the same period in 2016.  This decrease was primarily due to a reduction in personnel and personnel expenses and decreases in consulting and marketing services compared to the prior year period.

General and Administrative Expenses.  General and administrative expenses consist primarily of personnel-related expenses, professional fees and other costs, including legal, finance and accounting expenses and other infrastructure expenses. General and administrative expenses for the nine months ended September 30, 2017 decreased by $820,000, or 18%, compared to the same period in 2016. The decrease was primarily due to the reduction of consulting services and ASPiRA IVD start-up expenses in 2016 not being repeated in 2017.

Liquidity and Capital Resources

We plan to continue to expend resources selling and marketing OVA1 and Overa, operating our IVD trial services business and developing additional diagnostic tests and service capabilities.

We have incurred significant net losses and negative cash flows from operations since inception. At September 30, 2017, we had an accumulated deficit of $393,098,000 and stockholders’ equity of $5,921,000. As of September 30, 2017, we had $7,752,000 of cash and cash equivalents and $2,229,000 of current liabilities. Working capital was $6,074,000 and $3,547,000 at September 30, 2017 and December 31, 2016, respectively.

In December 2014, the Company issued warrants to purchase up to an aggregate of 4,166,659 shares of Vermillion common stock at an exercise price of $2.00 per share in conjunction with a December 2014 private placement of Vermillion common stock.  The warrants expire by their original terms on December 23, 2017.

On August 31, 2017, certain holders exercised warrants to purchase 3,796,818 shares of Vermillion common stock in consideration for the Company agreeing to reduce the exercise price to $1.00 per share of Vermillion common stock.

 The Company issued 3,796,818 shares of Vermillion common stock and received  $3,796,818 in aggregate gross proceeds (approximately $3,577,000 net of transaction costs).

On February 17, 2017, the Company completed a private placement pursuant to which certain investors purchased Vermillion common stock and warrants to purchase shares of Vermillion common stock for net proceeds of approximately $5,127,000 after deducting offering expenses.

In March 2016, we entered into an agreement (the “Loan Agreement”) pursuant to which we may borrow up to $4,000,000 from the DECD. We received an initial disbursement of $2,000,000 in April 2016 under this agreement. The remaining $2,000,000 will be disbursed if and when we achieve certain future milestones. Under the terms of the Loan Agreement, the Company may be eligible for forgiveness of up to $2,000,000 of the principal amount of the loan if the Company achieves certain job creation and retention milestones by March 1, 2018 (the “Measurement Date”). Conversely, if the Company is unable to meet these job creation milestones, namely, hiring 40 full-time employees with a specified average annual salary within the allotted timeframe and retaining those employees for a two-year period or does not maintain the Company’s Connecticut operations for a period of 10 years, the DECD may require early repayment of a portion or all of the loan plus a penalty of 5%. The Company is continuing to monitor progress towards achieving the employment milestone noted above. See also Note 3  to the financial statements included in Part I, Item I of this Form 10-Q for further information regarding the Loan Agreement.

We expect to incur a net loss and negative cash flows from operations in the remainder of 2017 and the foreseeable future.  Our management believes that successful achievement of our business objectives will require additional financing. Given these conditions, there is substantial doubt about our ability to continue as a going concern. The condensed consolidated financial statements have been prepared on a going concern basis and do not include any adjustments that might result from these uncertainties.

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

Net cash used in operating activities was $5,977,000 for the nine months ended September 30,  2017, resulting primarily from the net loss reported of $7,542,000 and changes in accounts payable, accrued and other liabilities of $401,000, partially offset by stock compensation expense of $997,000, depreciation and amortization of $599,000 and changes in prepaid expenses of $312,000.

Net cash used in operating activities was $11,199,000 for the nine months ended September 30, 2016 resulting primarily from the net loss reported of $12,122,000 and changes in accounts payable, accrued and other liabilities of $769,000, partially offset by stock compensation expense of $861,000, depreciation and amortization of $523,000 and changes in prepaid expenses of $354,000.

Net cash used in investing activities was $56,000 and $1,240,000 for the nine months ended September 30, 2017 and 2016, respectively. The higher costs in 2016 resulted from purchases of property and equipment for the ASPiRA IVD laboratory.

Net cash provided by financing activities was $8,543,000 for the nine months ended September 30, 2017, which consisted primarily of proceeds from the sale of Vermillion common stock in our February 2017 private placement, net of issuance costs, as well proceeds from the exercise of common stock warrants, net of issuance costs.

Net cash provided by financing activities of $1,877,000 for the nine months ended September 30, 2016 consisted primarily of proceeds from the DECD loan.

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

We have significant net operating loss (“NOL”) carryforwards as of September 30, 2017 for which a full valuation allowance has been provided due to our history of operating losses. Section 382 of the Internal Revenue Code of 1986, as amended, as well as similar state provisions may restrict our ability to use our NOL credit carryforwards due to ownership change limitations occurring in the past or that could occur in the future. These ownership changes may also limit the amount of NOL credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively.

Off-Balance Sheet Arrangements

As of September 30, 2017, we had no off-balance sheet arrangements that are reasonably likely to have a current or future material effect on our condensed consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Per Item 305(e) of Regulation S-K, the information called for by this Item 3 is not required.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

Our senior management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management, including our Chief Executive Officer and Chief Accounting Officer, performed an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30,  2017. Based on this evaluation, our Chief Executive Officer and Chief Accounting Officer have concluded that as of September 30,  2017, our disclosure controls and procedures were effective.

Changes in internal controls over financial reporting.

There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In the ordinary course of business, we may periodically become subject to legal proceedings and claims arising in connection with ongoing business activities. The results of litigation and claims cannot be predicted with certainty, and unfavorable resolutions are possible and could materially and adversely affect our results of operations, cash flows and financial position. In addition, regardless of the outcome, litigation could have an adverse impact on us because of defense costs, diversion of management resources and other factors. While the outcome of these proceedings and claims cannot be predicted with certainty, there are no matters, as of September 30,  2017, that, in the opinion of management, will have a material adverse effect on our financial position, results of operations or cash flows.

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

ITEM 6.   EXHIBITS

(a)   The following exhibits are filed or incorporated by reference with this report as indicated below:

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

3.1	Fourth Amended and Restated Certificate of Incorporation of Vermillion, Inc. dated January 22, 2010	8-K	000-31617	3.1	January 25, 2010
3.2	Certificate of Amendment of Fourth Amended and Restated Certificate of Incorporation, effective June 19, 2014	10-Q	001-34810	3.2	August 14, 2014
3.3	Fifth Amended and Restated Bylaws of Vermillion, Inc., effective June 19, 2014	10-Q	001-34810	3.3	August 14, 2014
4.1	Form of Letter Agreement, by and between Vermillion, Inc. and certain warrant holders	8-K	001-34810	4.1	August 28, 2017
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					√
31.2	Certification of the Chief Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					√
32.1	Certification of the Chief Executive Officer and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					(1)
101	Interactive Data Files					√

(1)	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vermillion, Inc.
Date: November 8, 2017	/s/ Valerie B. Palmieri
Valerie B. Palmieri President and Chief Executive Officer (Principal Executive Officer)
Date: November 8, 2017	/s/ Eric J. Schoen
Eric J. Schoen Senior Vice President, Finance and Chief Accounting Officer (Principal Financial Officer)