Form 10-K
period 2017-12-31
VERMILLION, INC.
filed 2018-03-13
CIK 926617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2017 or
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of voting common stock held by non-affiliates of the registrant is $56,898,624 and is based upon the last sales price as quoted on The NASDAQ Capital Market as of June 30, 2017.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of March 9,  2018, the registrant had 60,039,338 shares of common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information from the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders is incorporated by reference into Part III of this report. The registrant intends to file the Proxy Statement with the Securities and Exchange Commission within 120 days of December 31, 2017.

VERMILLION, INC.

FORM 10-K

For the Fiscal Year Ended December 31, 2017

Table of Contents

Page No.

PART I			1
	ITEM 1.	Business	3
	ITEM 1A.	Risk Factors	18
	ITEM 1B.	Unresolved Staff Comments	31
	ITEM 2.	Properties	32
	ITEM 3.	Legal Proceedings	32
	ITEM 4.	Mine Safety Disclosures	32
PART II			33
	ITEM 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	33
	ITEM 6.	Selected Financial Data	34
	ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	35
	ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk	43
	ITEM 8.	Financial Statements and Supplementary Data	43
	ITEM 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	43
	ITEM 9A.	Controls and Procedures	43
	ITEM 9B.	Other Information	44
PART III			46
	ITEM 10.	Directors, Executive Officers and Corporate Governance	46
	ITEM 11.	Executive Compensation	46
	ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	46
	ITEM 13.	Certain Relationships and Related Transactions, and Director Independence	46
	ITEM 14.	Principal Accountant Fees and Services	46
PART IV			46
	ITEM 15.	Exhibits and Financial Statement Schedules	46
	ITEM 16.	Form 10-K Summary	49
SIGNATURES			1

Vermillion, OVA1, Overa and OvaCalc are registered trademarks of Vermillion, Inc.

PART I

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks and uncertainties. Words such as “may,” “expects,” “intends,” “anticipates,” “believes,” “estimates,” “plans,” “seeks,” “could,” “should,” “continue,” “will,” “potential,” “projects” and similar expressions are intended to identify such forward-looking statements. Readers are cautioned that these forward-looking statements speak only as of the date on which this report is filed with the Securities and Exchange Commission (the “SEC”), and, except as required by law, Vermillion, Inc. (“Vermillion” and, together with its subsidiaries the “Company”, “we”, “our” or “us”) does not assume any obligation to update, amend or clarify them to reflect events, new information or circumstances occurring after such date. Examples of forward-looking statements regarding our business include the following:

•	projections or expectations regarding our future test volumes, revenue, cost of revenue, operating expenses, cash flow, results of operations and financial condition;
•	our plan to broaden our commercial focus from ovarian cancer to differential diagnosis of women with a range of gynecological disorders;
•	our planned business strategy and the anticipated timing of the implementation thereof;
•	plans with respect to our market expansion and growth, including plans to market OVA1 and Overa outside the United States;
•	plans to develop new algorithms and molecular diagnostic tests;
•	plans to develop a product or tool combining an OVA1 with results of a symptom index;
•	plans to establish our own payer coverage for Overa and expand coverage for OVA1;
•

intentions to address clinical questions related to early disease detection, treatment response, monitoring of disease progression, prognosis and other issues in the fields of oncology and women’s health;

•	plans to leverage infrastructure and enhance our pipeline of future technologies by fostering relationships with in vitro diagnostic (“IVD”) companies;
•	plans with respect to ASPiRA IVD, Inc. (“ASPiRA IVD”);
•	expected service revenue growth based on ASPiRA IVD and the size of ongoing customer projects;
•

our planned focus on the execution of five core strategic business drivers in ovarian cancer diagnostics and specialized laboratory services to address unmet medical needs for women faced with gynecologic disease and other conditions and the continued development of our business;

•	expectation to maintain consistent research and development expenses;
•	anticipated efficacy of our products, product development activities and product innovations;
•	expected competition in the markets in which we compete;
•	plans with respect to ASPiRA LABS, Inc. (“ASPiRA LABS”);
•	expectations regarding future services provided by Quest Diagnostics Incorporated (“Quest Diagnostics”);
•	plans to expand our ovarian cancer franchise beyond OVA1, including with respect to Overa and OvaX;
•	plans regarding the commercialization of Overa;
•	plans to develop informatics products and develop and perform laboratory developed tests (“LDTs”);
•	plans with respect to the Company’s pelvic mass registry, including anticipated sources of funding;
•	anticipated effects on reimbursement for OVA1 from changes to Novitas Solutions’ administrative requirements;
•

expectations regarding the Company’s approach of monitoring and combining multiple protein biomarkers to create diagnostic tests to aid physicians considering treatment options for patients with complex diseases, and the Company’s future development of new In Vitro Diagnostic Multivariate Index Assays  (“IVDMIA”);

•	our ability to improve sensitivity and specificity over traditional diagnostic biomarkers;

•	expectations regarding existing and future collaborations and partnerships, including OVA1 and Overa distribution agreements;
•	plans regarding future publications;
•

our continued ability to comply with applicable governmental regulations,  expectations regarding pending regulatory submissions and plans to seek regulatory approvals for our tests outside the United States;

•	our ability to obtain and maintain the regulatory approvals required to market OVA1 and Overa in other countries;
•	our continued ability to expand and protect our intellectual property portfolio;
•	anticipated liquidity and capital requirements;
•	anticipated future losses and our ability to continue as a going concern;
•	expectations regarding the second disbursement from our financing arrangement, as amended, with the State of Connecticut Department of Economic and Community Development (the “DECD”);
•	expected expenditures, including the expected increase in expenses related to sales and marketing of OVA1 and Overa in 2018;
•	our ability to use our net operating loss carryforwards;
•	anticipated future tax liability under U.S. federal and state income tax legislation;
•	expected market adoption of our diagnostic tests, including OVA1 and Overa;
•	expectations regarding our ability to launch new products we develop, license, co-market or acquire;
•	expectations regarding raising capital and the amount of financing anticipated to be required to fund our planned operations; and
•	expectations regarding reimbursement for our products, and our ability to obtain such reimbursement, from third-party payers such as private insurance companies and government insurance plans.

Forward-looking statements are subject to significant risks and uncertainties, including those discussed in Part I Item 1A, “Risk Factors,” that could cause actual results to differ materially from those projected in such forward-looking statements due to various factors, including our ability to increase the volume of OVA1 or Overa sales; our ability to market our test through sales channels other than Quest Diagnostics, including ASPiRA LABS; failures by third-party payers to reimburse OVA1 or Overa or changes or variances in reimbursement rates; our ability to secure additional capital on acceptable terms to execute our business plan; our ability to commercialize OVA1 and Overa both within and outside the United States; in the event that we succeed in commercializing OVA1 and Overa outside the United States, the political, economic and other conditions affecting other countries (including foreign exchange rates); our ability to continue developing existing technologies; our ability to develop and commercialize additional diagnostic products and achieve market acceptance with respect to these products; our ability to compete successfully; our ability to obtain any regulatory approval required for our future diagnostic products; our or our suppliers’ ability to comply with Food and Drug Administration (“FDA”) requirements for production, marketing and post-market monitoring of our products; additional costs that may be required to make further improvements to our manufacturing operations; our ability to maintain sufficient or acceptable supplies of immunoassay kits from our suppliers; our ability to continue to develop, protect and promote our proprietary technologies; our ability to use intellectual property directed to diagnose biomarkers; our ability to successfully defend our proprietary technology against third parties; future litigation against us, including infringement of intellectual property and product liability exposure; our ability to retain key employees; business interruptions; legislative actions resulting in higher compliance costs; changes in healthcare policy; our ability to comply with environmental laws; our ability to generate sufficient demand for ASPiRA LABS’ services to cover its operating costs; our ability to comply with the additional laws and regulations that apply to us in connection with the operation of ASPiRA LABS; our ability to comply with FDA regulations that relate to our products and to obtain any FDA clearance or approval required to develop and perform LDTs; ASPiRA IVD’s lack of operating history; ASPiRA IVD’s ability to generate and maintain business; fluctuations over time with respect to ASPiRA IVD’s operating results; ASPiRA IVD’s ability to enter into profitable contracts; ASPiRA IVD’s ability to maintain effective information systems without significant interruption; ASPiRA IVD’s ability to perform its services in compliance with contractual requirements, regulatory standards and ethical considerations; our ability to integrate and achieve anticipated results from any acquisitions or strategic alliances; and our ability to continue as a going concern.

ITEM 1.          BUSINESS

Company Overview

Corporate Vision:    To drive the advancement of women’s health by providing innovative methods to detect, monitor and manage the treatment of both benign and malignant gynecologic disease,  with our primary focus being diseases of the female pelvic cavity.

We have expanded our corporate strategy with the goal of transforming the Company from a technology license company to a global diagnostic and bio-analytic solutions provider. Our plan is to broaden our commercial focus from ovarian cancer to differential diagnosis of women with a range of gynecological disorders. Our strategy is being deployed in three phases.  The three phases are a rebuild phase, which was completed in 2015, a transformation phase, which was virtually completed in 2017 with the exception of our continuing expansion of payer coverage, and a market expansion and growth phase, which we plan to continue in 2018 and 2019.

During the first phase, we expanded our leadership team by hiring several new senior leaders including a chief executive officer.  In addition, we expanded our commercial strategy, reestablished medical and advisory support, rebuilt our patient advocacy strategy and established a billing system and a payer strategy outside of our relationship with Quest Diagnostics.  During the second phase, we completed the process of obtaining licensure of ASPiRA LABS in all of the states that require licenses, are in the process of establishing our own payer coverage for OVA1,  Multivariate Index Assay (MIA),  and launched a second-generation OVA1 test, trademarked Overa, Multivariate Index Assay, 2nd Generation (MIA2G), on a targeted basis.  In the third phase, we plan to globally commercialize OVA1 and Overa by utilizing the full national licensure of ASPiRA LABS, select laboratories for distribution,  managed care coverage in select markets, our sales force and existing customer base.  Unlike OVA1, Overa uses a global testing platform, which allows Overa to be deployed internationally.  We initiated the targeted launch of Overa in October 2016 with two key accounts converting from OVA1 to Overa. In October 2015, we announced registration of the CE mark for and clearance to market Overa in the European Union.  We also plan to continue our development of informatics products such as the OVA1 plus test report as well as Laboratory Developed Tests (LDT’s), which we refer to internally as OvaX.  We anticipate that OvaX will include not only biomarkers, but also clinical risk factors, other diagnostics and patient history data in order to boost predictive value.

Mission Statement:    We are dedicated to the discovery, development and commercialization of novel high-value diagnostic and bio-analytical solutions that help physicians diagnose, treat and improve outcomes for women. Our tests are intended to detect, characterize and stage disease, and to help guide decisions regarding patient treatment, which may include decisions to refer patients to specialists, to perform additional testing, or to assist in monitoring response to therapy. A distinctive feature of our approach is the combination of multi-modal diagnostics and data. Our goal is to combine multiple biomarkers, other modalities and diagnostics, clinical risk factors and patient data into a single, reportable index score that has higher diagnostic accuracy than its constituents. We concentrate our development of novel diagnostic tests for gynecologic disease, with an initial focus on ovarian cancer. We also intend to address clinical questions related to early disease detection, treatment response, monitoring of disease progression, prognosis and others through collaborations with leading academic and research institutions.

Business:    Our initial product, OVA1, is a blood test designed to, in addition to a physician’s clinical assessment of a woman with a pelvic mass, identify women who are at high risk of having a malignant ovarian tumor prior to planned surgery. The FDA cleared OVA1 in September 2009, and we commercially launched OVA1 in March 2010. We have launched on a targeted basis a second-generation biomarker panel known as Overa, which is intended to maintain our product’s high sensitivity while improving specificity.  We received FDA clearance for Overa on March 18, 2016. Overa uses the Roche cobas platform.

In June 2014, we launched ASPiRA LABS, a  Clinical Laboratory Improvement Amendments of 1988 (“CLIA”) certified national laboratory which specializes in applying biomarker-based technologies, to address critical needs in the management of gynecologic cancers and disease. ASPiRA LABS provides expert diagnostic services using a state-of-the-art biomarker-based diagnostic algorithm to aid in clinical decision making and advance personalized treatment plans. The lab currently processes our OVA1 and Overa tests, and we plan to expand the testing to other gynecologic conditions with high unmet need.  We also plan to develop and perform LDTs at ASPiRA LABS.  ASPiRA LABS holds a CLIA Certificate of Registration and a state laboratory license in California, Florida, Maryland, New York, Pennsylvania and Rhode Island. This allows the lab to process OVA1 on a national basis. The Centers for Medicare and Medicaid Services (“CMS”) issued a provider number to ASPiRA LABS in March 2015.

In 2016, we created a service within the ASPiRA channel strategy, “an ASPiRA IVD Services Program”. In April 2016, we formed ASPiRA IVD to offer IVD trial services to third-party customers. ASPiRA IVD is a specialized laboratory provider dedicated to meeting the unique testing needs of IVD manufacturers seeking to commercialize high-complexity assays. ASPiRA IVD was built around a core of laboratory expertise and an FDA-compliant quality system, and strives to deliver accurate and reliable results to its third-party customers suitable for FDA submission. ASPiRA IVD received a CLIA laboratory license in June 2016 and commenced operations in the second quarter of 2016.

In the ASPiRA IVD program, we are leveraging our existing infrastructure and enhancing our pipeline of future technologies by fostering relationships with IVD companies that are developing new diagnostics including companion diagnostics platforms. We believe this approach will allow us to continue to be innovative in evaluating potential diagnostics. Our goal with the addition of this line of business is to invest in our short-term and long-term enterprise value while leveraging specimen bank, database, FDA experience, laboratory informatics and operating efficiency.

In the first half of 2017, ASPiRA IVD services landed two top pharmaceutical trial service agreements including one enrollment study.

Strategy:    We are focused on the execution of five core strategic business drivers in ovarian cancer diagnostics and specialized laboratory services to build long-term value for our investors:

1)

Maximizing the existing OVA1 opportunity in the United States by leading in payer coverage and commercialization of OVA1.  This strategy included the launch of a CLIA certified clinical laboratory, ASPiRA LABS, in June 2014, multiple publications, inclusion in the ACOG adnexal mass guidelines, payer traction and finally the addition of OVA1 to CMS National Fee schedule as of January 2018;

2)

Expanding the distribution platform beyond the U.S. by launching Overa, a next generation biomarker panel, on a targeted basis while building the clinical utility and health economics foundation of both OVA1 and Overa,  which we believe may allow for better domestic market penetration and international expansion (FDA clearance for Overa was received in March 2016);

3)	Leveraging our existing database and specimen bank while building the largest specimen and data repository of gynecologic pelvic mass patients worldwide;

4)

Expanding our product offerings to additional pelvic disease conditions such as endometriosis and polycystic ovarian syndrome (“PCOS”)  by adding additional gynecologic bio-analytic solutions involving biomarkers, other modalities (e.g., imaging), clinical risk factors and patient data to aid diagnosis and risk stratification of women presenting with a pelvic mass disease; and

5)	Expanding our revenue channels and customer offerings with the launch of our ASPiRA IVD laboratory services.

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

In March 2015, we entered into a new commercial agreement with Quest Diagnostics.  Pursuant to this agreement, all OVA1 U.S. testing services for Quest Diagnostics customers were transferred to Vermillion’s wholly-owned subsidiary, ASPiRA LABS, as of August 2015.  Pursuant to this agreement, as amended as of March 1, 2018, Quest Diagnostics is continuing to provide blood draw and logistics support by transporting specimens to ASPiRA LABS for testing through at least March 11, 2019 in exchange for a market value fee.  Per the terms of the new commercial agreement, we will not offer to existing or future Quest Diagnostics customers CA 125-II or other tests that Quest Diagnostics offers.

We have active international distribution agreements for Overa with Pro-Genetics LTD in Israel and MacroHealth, Inc. in the Philippines. The MacroHealth agreement was our first decentralized international agreement with Overa specimen testing to be performed in the Philippines.

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

In November 2016, The American College of Obstetricians and Gynecologists ("ACOG”) issued Practice Bulletin Number 174, which included OVA1 as a “Multivariate Index Assay”. This bulletin outlines ACOG's “new” clinical management guidelines for adnexal mass management.

These new clinical management guidelines replace the July 2007 version, Practice Bulletin Number 83. Practice Bulletins summarize current information on techniques and clinical management issues for the practice of obstetrics and gynecology. Practice Bulletins are evidence-based documents, and recommendations are based on the evidence.

Under Practice Bulletin Number 174, the only Level A recommendation for the work up of the adnexal mass is a  pelvic ultrasound. If a pelvic ultrasound is unable to definitively diagnose either a benign condition or a malignancy, clinicians have the ability to do a  further work up with biomarker panels such as OVA1 (MIA), which has a Level B evidence designation. Based on this, OVA1 has now achieved parity with CA125 as a Level B recommendation for the management of adnexal masses.

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

An important additional finding related to medical necessity was the detection of early stage malignancies, since stage I cancers have a 90-95% 5-year survival rate if appropriately operated and treated. Of the 92 malignancies in OVA500, 35 were early stage and 28 were stage I; 38.0% and 30.4% of all malignancies, respectively. OVA1 standalone sensitivity in stratifying patients as high-risk was 91.4% (32/35) for all early stage and 89.3% (25/28) for stage I malignancies, respectively. Comparatively, CA 125-II sensitivity was 65.7% (23/35) for all early stage and 64.3% (18/28) for stage I malignancies, respectively. The success rate of OVA1 classifying a benign mass as low risk, although of secondary importance (considering surgery will be performed regardless), was also measured in the OVA500 study. This statistic (specificity) was 53.5% (215/402) overall, and in premenopausal patients was 61.4% (151/246). Overall, the results strongly and independently confirmed the value of OVA1 in the presurgical risk assessment for ovarian cancer and the appropriate triage of women with adnexal masses, even in premenopausal women and in masses that had early stage cancers.

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

In March 2014, we announced that a study of OVA1 clinical performance, titled "The Effect of Ovarian Imaging on the Clinical Interpretation of a Multivariate Index Assay," was released as an online advance publication of The American Journal of Obstetrics & Gynecology. The study examines the relationship between two commonly used imaging methods – ultrasound (US) and computed tomography (CT) – and the OVA1 test result, in assessing the risk of ovarian cancer among patients planning surgery for an ovarian mass. We view this study as an initial proof of concept for our planned OvaX products.

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

In April 2016, we announced the publication of the first clinical utility data demonstrating that identification of high-risk patients using OVA1 prior to surgery resulted in referral of nearly all patients who had primary ovarian malignancies to gynecologic oncologists. The study, entitled “The clinical utility of an elevated-risk multivariate index assay score in ovarian cancer patients,” was published in the June 2016 issue of the peer-reviewed journal, Current Medical Research & Opinion. The study surveyed physicians who frequently used OVA1, and identified 122 patients who underwent surgery for a pelvic mass after a high-risk OVA1 score was reported. Of these, 65 had a primary ovarian malignancy, while the remainder were benign or had a metastatic cancer of non-ovarian origin. Pre-surgical involvement of a gynecologic oncologist was documented, including referral, consultation or availability on stand-by; and the specialty of the surgeon who performed the adnexal surgery was also recorded. In this cohort, 80% of the patients were referred to a gynecologic oncologist, and an additional 9% had one available if needed in surgery.  94% of the initial surgeries were performed by gynecologic oncologists.   Prior studies in the literature show a 33-60% referral rate in ovarian cancer patients.  This is significant because the NCCN guidelines recommend that all patients with ovarian cancer undergo surgery by a gynecologic oncologist and studies have documented that treatment by a gynecologic oncologist leads to improved outcomes.  The surveys also documented 48% of the primary ovarian malignancies associated with elevated risk OVA1 scores were stage I or II, supporting the clinical validation of OVA1 in detection of early stage ovarian cancer.

In July 2016, the study on the clinical validation of Overa (MIA2G in peer review literature) was published in the American Journal of Obstetrics & Gynecology [6]. The data show significant improvement in Overa specificity compared to OVA1, while maintaining strong sensitivity (92% for OVA1 in a 2013 study). We received FDA clearance for Overa in March 2016 and launched Overa on a targeted basis in October 2016.

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

†Risk stratification performance, for analytical purposes only; OVA1/Overa are not standalone diagnostic tests

*Statistically significant difference (p<0.001); n.s. Difference not statistically significant (p≥0.05)

In March 2017, we announced the acceptance for publication of the original research titled, “Evaluation of a Validated Biomarker Test in Combination with a Symptom Index (“SI”) to Predict Ovarian Malignancy. In a 2016 study performed with 218 patients who presented with pelvic masses, the combination of SI and OVA1 showed a sensitivity to detect primary ovarian malignancy of 100%, detecting both early and late stage cancers better than either SI or OVA1 alone. Additionally, the negative predictive value of SI and OVA1 combined was also 100%, indicating that all women that tested negative for both tests were certain not to have a primary ovarian malignancy.

On November 16, 2017, we announced the acceptance and publication of a novel paper, “Economic Impact of Increased Utilization of Multivariate Assay Testing to Guide the Treatment of Ovarian Cancer: Implications for Payers” in the journal American Health and Drug Benefits.

The paper details the base case of a budget impact model that dynamically tracks the effect of OVA1 adoption in lieu of CA125 in the appropriate patient population on overall cost, both at a plan and per member per month (“PMPM”) level. Claims data from a total of over 92,000 health plan members, comprising over 48,000 commercially insured members and 44,000 Medicare beneficiaries, were used in the development of the model. Sensitivity analysis revealed potential savings of up to $0.17 PMPM for commercially insured patients and up to $0.05 PMPM for Medicare beneficiaries. These results of the budget impact model base case support the use of OVA1 instead of CA125, by indicating that cost-savings can be achieved, while reaping the clinical benefits of improved diagnostic accuracy, early disease detection, and reductions in multiple, and possibly non-medically necessary, referrals to gynecologic oncologists.

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

The economics of healthcare demand effective and efficient allocation of resources which can be accomplished through disease prevention, early detection of disease leading to early intervention, and diagnostic tools that can triage patients to more appropriate therapy and intervention. In September 2017, Allied Market Research, a market research and business consulting partnership,  published a study that forecasts IVD market revenue will reach $84 billion by 2023. We have chosen to concentrate our business focus in the areas of oncology and women’s health where we have established strong key opinion leaders, and provider and patient relationships. Demographic trends suggest that, as the population ages, the burden from gynecologic diseases, including cancers, will increase and the demand for quality diagnostic, prognostic and predictive tests will escalate. In addition, the areas of oncology and women’s health generally lack quality diagnostic tests and, therefore, we believe patient outcomes can be significantly improved by the development of novel diagnostic tests.

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

Consequently, measuring a single biomarker when multiple biomarkers may be altered in a complex disease is unlikely to provide meaningful information about the disease state. We believe that our approach of monitoring and combining multiple biomarkers using a variety of analytical techniques has allowed and will continue to allow us to create diagnostic tests with sufficient sensitivity and specificity about the disease state to aid the physician considering treatment options for patients with complex diseases. Such assays are commonly referred to as IVDMIA (also known as In Vitro Diagnostic Multivariate Index Assays), and often utilize advanced algorithms based on logistic regression, pattern recognition and the like. Often, IVDMIA algorithms are non-intuitive, and therefore require rigorous clinical validation and error modeling. Vermillion and its collaborators are considered experts in these areas and, in the case of OVA1, presented both the clinical validation and error modeling needed in order to gain 510(k) clearance of OVA1 as an IVD software device.

Ovarian Cancer

Background

Commonly known as the “silent killer,” ovarian cancer leads to approximately 14,000 deaths each year in the United States. As of early 2018,  The American Cancer Society (“ACS”) estimated that over 22,000 new ovarian cancer cases will be diagnosed, with the majority of patients diagnosed in the late stages of the disease in which the cancer has spread beyond the ovary. Unfortunately, ovarian cancer patients in the late stages of the disease have a poor prognosis, which leads to high mortality rates. According to the ACS, when ovarian cancer is diagnosed at its earliest stage, Stage 1A, the patient has a 5-year survival rate of 94%. Ovarian cancer patients have up to a 90% 5-year survival rate following surgery and/or chemotherapy if detected in stage 1. However, only 15% of ovarian cancer patients are diagnosed before the tumor has spread outside the ovary. For ovarian cancer patients diagnosed in the late-stages of the disease, the 5-year survival rate falls to as low as 17%.

While the diagnosis of ovarian cancer in its earliest stages greatly increases the likelihood of long-term survival from the disease, another factor that predicts clinical outcomes from ovarian cancer is the specialized training of the surgeon who operates on the ovarian cancer patient. Numerous studies have demonstrated that treatment of malignant ovarian tumors by specialists such as gynecologic oncologists or at specialist medical centers improves outcomes for women with these tumors. Published guidelines from the SGO and the ACOG recommend referral of women with malignant ovarian tumors to specialists. Unfortunately, we believe only about one-third of women with these types of tumors are operated on by specialists, in part because of inadequate diagnostics that can identify such malignancies with high sensitivity. Accordingly, there is a clinical need for a diagnostic test that can provide adequate predictive value to stratify patients with a pelvic mass into those with a high risk of invasive ovarian cancer versus those with a low risk of ovarian cancer, which is essential for improving overall survival in patients with ovarian cancer.

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

Commercialization

Commercialization through Quest Diagnostics started in 2010 and ended 2015. Starting in 2014, we offered OVA1 via ASPiRA LABS as well.   In March 2015, we entered into a new commercial agreement with Quest Diagnostics.  Pursuant to this agreement, all OVA1 U.S. testing services for Quest Diagnostics customers were transferred to Vermillion’s wholly-owned subsidiary, ASPiRA LABS.  Pursuant to this agreement as amended, Quest Diagnostics is continuing to provide blood draw and logistics support by transporting specimens to ASPiRA LABS for testing through at least March 11, 2019 in exchange for a market value fee.  Per the terms of the agreement, we will not offer to existing or future Quest Diagnostics customers CA 125-II or other tests that Quest Diagnostics offers.

Customers

In the United States, the IVD market can be segmented into three major groups: clinical reference laboratories, the largest of which are Quest Diagnostics and Laboratory Corporation of America, hospital laboratories,  and physician offices.  In 2015, our revenue was generated through Quest Diagnostics and ASPiRA LABS and, since 2016, solely through ASPiRA LABS and ASPiRA IVD.   Both within and outside the United States, laboratories may become customers, either directly with us or via distribution relationships established between us and authorized distributors.

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

Our research and development expenses were $837,000 and $2,172,000 for the years ended December 31, 2017 and 2016, respectively. This decrease was primarily due to the expiration of our collaboration agreement with JHU in March 2016 as well as lower personnel and personnel-related expenses due to the clearance of Overa in March 2016. Also, in October 2016, we began the collection of patient consents under IRB for collection and cataloguing of serum samples for future research purposes at a much lower cost.

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

Genomics allows researchers to establish the relationship between gene activity and disease. However, many diseases are manifested not at the genetic level, but at the protein level. The complete structure of modified proteins cannot be determined by reference to the encoding gene alone. Thus, while genomics provides some information about diseases, it does not provide a full understanding of disease processes. We are focused on converting advances in proteomics into clinically useful diagnostic tests.

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

Limitations of Existing Diagnostic Approaches

The IVD industry manufactures and distributes products that are used to detect thousands of individual components present in human derived specimens. However, the vast majority of these assays are used specifically to identify single protein biomarkers. The development of new diagnostic products has been limited by the complexity of disease states, which may be caused or characterized by several or many proteins or post-translationally modified protein variants. Diagnostic assays that are limited to the detection of a single protein often have limitations in clinical specificity (true negatives) and sensitivity (true positives) due to the complex nature of many diseases and the inherent biological diversity among populations. Diagnostic products that are limited to the detection of a single protein may lack the ability to detect more complex diseases, and thus produce results that are unacceptable for practical use. The heterogeneity of disease and of the human response to disease often underlies the shortcoming of single biomarkers to diagnose and predict many diseases accurately.

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

We anticipate partnerships with leading scientific and clinical institutions who have active proteomic or genomic programs in the area of gynecologic cancers, or with relevant clinical trial interests, with the goal of expanding our product portfolio with relevant solutions to unmet medical needs in women’s health.

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

Commercial Operations

We have a commercial infrastructure, including sales and marketing and reimbursement expertise. We also operate a national CLIA certified clinical laboratory, ASPiRA LABS.  Our sales representatives work to identify opportunities for educating general gynecologists and gynecologic oncologists on the benefits of OVA1.  In February 2015, Vermillion received ISO 13485:2003 certification for our quality management system from the British Standards Institution (BSI), one of the world's leading certification bodies. In March 2015, we announced that OVA1 was CE marked, a requirement for marketing the test in the European Union. In October 2015, we announced registration of the CE mark for and clearance to market Overa in the European Union. We are targeting markets outside of the United States now that we have Overa cleared on the Roche cobas platform, which is available globally. In 2016, we signed our first contracts with distributors outside the United States so that we could begin marketing Overa and OVA1 outside the United States in 2017.

Approximately 8,575 OVA1 tests were performed in 2017 compared to 9,125 in 2016, with the decrease being attributed to the loss of a large reference laboratory account in July 2017.  In 2017, we continued to develop the market through experienced market development specialists,  and customer account managers.  As market awareness continues to build, these managers are focused on efforts that will have a positive impact on regional payers and create positive coverage decisions.  They are working with local key opinion leaders and meeting with medical directors to discuss the clinical need, our technology assessment package and increasing experience and cases studies showing the positive outcomes utilizing OVA1.

There are still obstacles to overcome and significant milestones ahead.  First, the average gynecologist will only see about 2 to 4 patients per month who may need our test, and additional effort will be required to establish a consistent ordering pattern.  Second, despite gains in positive medical policy coverage and contract agreements,  insurance coverage and patient bills remain a concern to the physician and can disrupt the ordering pattern of a generalist who is supportive of OVA1. We have instituted a “Patient Advocacy Program” to assist with this process to proactively assess insurance and educate patients on testing costs prior to testing being performed.

Reimbursement

In the United States, revenue for diagnostic tests comes from several sources, including third-party payers such as insurance companies, government healthcare programs, such as Medicare and Medicaid, client bill accounts and patients.  Novitas Solutions, the Medicare contractor for areas including Texas, now covers and reimburses ASPiRA LABS for OVA1.  The local coverage determination from Novitas Solutions essentially provides national coverage for patients enrolled in Medicare as well as Medicare Advantage health plans. ASPiRA LABS also bills third-party commercial and other government payers as well as client bill accounts and patients for OVA1.

In December 2013, the CMS made its final determination and authorized Medicare contractors to set prices for Multianalyte Assays with Algorithmic Analyses (“MAAA”) test CPT codes when they determine it is payable.  In late 2016, OVA1 was included on the list of clinical diagnostic laboratory test procedure codes as one for which the CMS would require reporting of private payer rates as part of the implementation of Protecting Access to Medicare Act of 2014 (“PAMA”). In November 2017, we announced that the CMS released the Final 2018 Clinical Lab Fee Schedule (“CLFS”), effective January 1, 2018. Under the new fee schedule, the price for

OVA1(MIA) (code 81503) is $897. This is a four-fold increase over the previous CMS rate, and this new rate was based on the median of private payer payments submitted to CMS by companies, including ASPiRA Labs, as part of the market-based payment reform mandated through PAMA.  The rate is scheduled to be in effect for a three-year term from January 2018 through December 2020.

CMS also published a final price for Overa of $950, which was benchmarked to the only proteomic test currently on the CLFS that uses biomarkers and an algorithm to produce a prognostic score. The rate is scheduled to be in effect for a three-year term from January 2018 through December 2020.

Starting in 2016, we were able to make progress in achieving positive medical policy and/or payer contracts. We have continued to make progress with increased payer positive medical polices for an  estimated total of over 125 million covered lives as of March 1, 2018.  This represents an increase from an estimated 80 million covered lives as of December 31, 2016.

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

Claims Process

•

In the launch of a product, claims can be rejected due to lack of medical necessity, lack of payer understanding, or even billing process errors.  To address these items,  ASPiRA LABS expanded its patient advocacy program nationally in July 2017 to assist patients with proactive benefit checks, with over 90% resulting in OVA1 utilization.

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

Intellectual Property Protection

Our intellectual property includes the registered trademarks for Vermillion, OVA1, Overa and OvaCalc and a portfolio of owned, co-owned or licensed patents and patent applications. As of December 31,  2017,  our clinical diagnostics patent portfolio included 20 issued United States patents, 9 pending United States patent applications, and numerous pending patent applications and issued patents outside the United States. These patents and patent applications fall into 24 patent families and are directed to diagnostic technologies.

Our research collaboration agreement with JHU expired in  March 2016.  There were no JHU collaboration costs in 2017. Collaboration costs with JHU were $264,000 for the year ended December 31,  2016. In addition, under the terms of our amended research collaboration agreement with JHU, we are required to pay the greater of 4% royalties on net sales of diagnostic tests using the assigned patents or annual minimum royalties of $57,500.

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

Employees

As of December 31, 2017, we had 39 employees who are full-time and 1 employee who is part-time.  We also engage independent contractors from time to time.

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

We have incurred significant losses and negative cash flows from operations since inception and have an accumulated deficit of over $396 million as of the end of the period covered by this report. The Company also expects to incur a net loss and negative cash flows from operations in 2018.  Given these conditions, there is substantial doubt about the Company’s ability to continue as a going concern and our independent registered public accounting firm’s report on our financial statements for the year ended December 31, 2017 includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern given our recurring net losses and negative cash flows from operations.

The Company’s management believes that successful achievement of the business objectives will require additional financing. The Company expects to raise capital through a variety of sources, which may include the exercise of common stock warrants, equity offerings, debt financing, collaborations, licensing arrangements, grants and government funding and strategic alliances. However, additional funding may not be available when needed or on terms acceptable to the Company. If the Company is unable to obtain additional capital, it may not be able to continue sales and marketing, research and development, distribution or other operations on the scope or scale of current activity and that could have a material adverse effect on the Company’s business, results of operations and financial condition.

If we are unable to increase the volume of OVA1 sales, our business, results of operations and financial condition will be adversely affected.

We have experienced significant operating losses each year since our inception and we expect to incur a net loss for fiscal year 2018.  Our losses have resulted principally from costs incurred in cost of revenue, sales and marketing, general and administrative costs and research and development.

Prior to August 2015, all of our revenues were generated from sales of OVA1 tests performed by Quest Diagnostics. Pursuant to our March 2015 agreement with Quest Diagnostics, OVA1 testing in the United States for Quest Diagnostics customers was transitioned from Quest Diagnostics to ASPiRA LABS as of August 2015. If we are unable to increase the volume of OVA1 sales, our business, results of operations and financial condition will be adversely affected.

In the past, a significant amount of our revenue was derived from Quest Diagnostics, and as testing services have been transitioned to ASPiRA LABS, there is no guarantee that we will be able to successfully market our test through additional channels, including ASPiRA LABS, in the future.

             The majority of our revenue through 2015 was derived through our strategic partnership with Quest Diagnostics prior to transitioning OVA1 testing services for its customers to ASPiRA LABS.  Prior to the transition, revenue generated from Quest Diagnostics was based on the number of OVA1 tests performed by Quest Diagnostics and the reimbursement rate received by Quest Diagnostics for those tests. We  continue to depend on Quest Diagnostics for blood draw and logistics for a significant portion of our specimens under a contract through at least March 11, 2019. There is no guarantee that Quest Diagnostics will perform as expected, or provide a sufficient volume of OVA1 test samples to support our business, or extend the contract past the current expiration date. Due in part to this uncertainty, we plan to offer OVA1 through additional channels in the future, although there can be no assurance that we will be able to do so.  If we are not successful in adding additional sales channels or if we do not experience growing OVA1 test volumes or receive less reimbursement per test than expected, there could be a material adverse effect on our business, results of operations and financial condition.

Failures by third-party payers to reimburse OVA1 or changes or variances in reimbursement rates could materially and adversely affect our business, financial condition and results of operations.

We  are responsible for obtaining payment from third-party payers.  Accordingly, our future revenues will be dependent upon third-party reimbursement payments to ASPiRA LABS. Insurance coverage and reimbursement rates for diagnostic tests are uncertain, subject to change and particularly volatile during the early stages of commercialization. There remain questions as to what extent third-party payers, like Medicare, Medicaid and private insurance companies will provide coverage for OVA1 and Overa and for which indications. While CMS has issued PAMA reimbursement rates for OVA1 and Overa effective January 1, 2018, there is no guarantee that CMS will continue to cover the OVA1 test or that the payment rate will be comparable to the PAMA rate.  Such uncertainty could create payment uncertainty from other payers as well.  The reimbursement rates for OVA1 and Overa are largely out of our control.  We have experienced volatility in the coverage and reimbursement of OVA1 due to contract negotiation with third-party payers and implementation requirements and the reimbursement amounts we have received from third-party payers varies from payer to payer, and, in some cases, the variation is material.

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

We will seek to raise additional capital through the issuance of equity or debt securities in the public or private markets, or through a collaborative arrangement or sale of assets. Additional financing opportunities may not be available to us, or if available, may not be on favorable terms. The availability of financing opportunities will depend, in part, on market conditions, and the outlook for our business. Any future issuance of equity securities or securities convertible into equity could result in substantial dilution to our stockholders, and the securities issued in such a financing may have rights, preferences or privileges senior to those of our common stock. If we are unable to obtain additional capital, we may not be able to continue our sales and marketing, research and development, distribution or other operations on the scope or scale of our current activity.

Our success depends, in part, on our ability to commercialize OVA1 and/or Overa both within and outside the United States, and there is no assurance that we will be able to do so successfully.

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

Additionally, in 2016 and 2017,  virtually all of our product revenue was generated in the United States.  In 2016, we entered into our initial contracts with customers and other distributors and partners outside the United States and began directly or indirectly marketing and selling Overa outside the United States in 2017.  We may not be able to find suitable customers or other distributors or partners outside the United States that are willing to enter into business relationships with us on terms that are advantageous to us or at all.  Moreover, while we registered the CE mark and in October 2015 obtained clearance to market Overa in the European Union, we may be prohibited in the future from directly or indirectly marketing or selling Overa in the European Union or various other jurisdictions outside the United States if we are unable to obtain applicable regulatory approvals.  In addition, we will need to ensure that third-party payers, including insurance companies and government payers, in jurisdictions outside the United States will pay or reimburse for OVA1 or Overa tests performed in those jurisdictions.

If we are able to establish operations in countries outside of the United States, we may be subject to political, economic and other conditions affecting these countries that could result in increased operating expenses and regulation.

In 2016 and 2017, virtually all of our product revenue was generated in the United States. If we are able to successfully commercialize OVA1 and Overa outside the United States, there are risks inherent in conducting business internationally, including the following:

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

If we are able to successfully commercialize OVA1 and/or Overa outside the United States, we expect that revenue and expense from our foreign operations will typically be denominated in local currencies, thereby creating exposure to changes in exchange rates.  Revenue and profit generated by any international operations will increase or decrease as a result of changes in foreign currency exchange rates.  Adverse changes to foreign exchange rates could decrease the value of revenue we receive from our contemplated international operations and have a material adverse impact on our business, results of operations and financial condition.

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

Our success depends on our ability to continue to develop and commercialize diagnostic products. There is considerable risk in developing diagnostic products based on our biomarker discovery efforts, as candidate biomarkers may fail to validate results in larger clinical studies or may not achieve acceptable levels of clinical accuracy. For example, markers being evaluated for one or more next-generation diagnostic tests may not be validated in downstream pre-clinical or clinical studies, once we undertake and perform such studies. In addition, development of products combining biomarkers with imaging, patient risk factors or other risk indicators carry higher than average risks due to technical, clinical and regulatory uncertainties. While we have published proof of concept on combining OVA1 and imaging, for example, our ability to develop, verify and validate an algorithm that generalizes to routine testing populations cannot be guaranteed. In addition, our efforts to develop diagnostic tests for endometriosis and PCOS are in the discovery phase, and future pre-clinical or clinical studies may not support our early data. If successful, the regulatory pathway and clearance/approval process may require extensive discussion with applicable authorities and possibly medical panels or other oversight mechanisms. These pose considerable risk in projecting launch dates, requirements for clinical evidence and eventual pricing and return on investment. Although we are engaging important stakeholders representing gynecologic oncology, benign gynecology, patient advocacy, women’s health research, reimbursement and others,  success, timelines and value will be uncertain and require active management at all stages of innovation and development.

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

If we do succeed in developing additional diagnostic tests with acceptable performance characteristics, we may not succeed in achieving commercial market acceptance for those tests. Our ability to successfully commercialize diagnostic products, including OVA1 and/or Overa, will depend on many factors, including:

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

We have priced OVA1 and Overa at a point that recognizes the value-added by its increased sensitivity for ovarian malignancy. If others develop a test that is viewed to be similar to OVA1 or Overa in efficacy but is priced at a lower point, we and/or our strategic partners may have to lower the price of OVA1 or Overa in order to effectively compete, which would impact our margins and potential for profitability.

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

The commercialization of our OVA1 and Overa tests depend on the supply of seven different immunoassay kits from third-party manufacturers that run on automated instruments. Failure by any of these manufacturers to produce kits that pass our quality control measures might lead to back-order and/or loss of revenue due to missed sales and customer dissatisfaction. In addition, if the design or labeling of any kit were to change, continued OVA1 or Overa supply could be threatened since new validation and submission to the FDA for 510(k) clearance could be required as a condition of sale. Discontinuation of any of these kits could require identification, validation and 510(k) submission on a revised OVA1 or Overa design. Likewise, discontinuation or failure to support or service the instruments may pose risk to ongoing operations.

For example, one of the five immunoassay component kits that are used in OVA1 has ceased to be supported on the instrument as the manufacturer transitioned to a newer platform. While we have not experienced and do not anticipate disruption of ongoing operations, failure of a  manufacturer to provide extended service or support might harm our business.  Overa consolidates the five OVA1 immunoassays onto a single mainstream automated platform and substitutes a new immunoassay component kit for the discontinuing kit as a mitigating action. Although we received a 510(k) clearance from the FDA for Overa in March 2016, there can be no assurances that there will not be future disruptions in our supply chain. Any resulting disruption to our supply of OVA1 or Overa would adversely affect our business, financial condition and results of operations.

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

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (collectively, the “PPACA”) requires each medical device manufacturer to pay a sales tax in an amount equal to 2.3% of the price for which such manufacturer sells its medical devices (currently under a moratorium until December 31, 2019).  PAMA halted certain reductions in payment mandated by the PPACA as well as certain CMS policies and has instead established a market-based reimbursement system for clinical laboratories beginning in 2018 after requiring reporting of certain private payer reimbursement data by laboratories.  CMS also issued various regulations and guidance generally effective in 2014 that limited reimbursement for clinical laboratory tests as a general matter, but permitted the continued ability for CMS to pay for Multianalyte Assays with Algorithmic Analyses in certain circumstances. In addition to these changes, a number of states are also contemplating significant reform of their healthcare policies. We cannot predict whether future healthcare initiatives will be implemented at the federal or state level, or the effect any future legislation or regulation will have on us. The taxes imposed by the PPACA have resulted in decreased profits to us and lower reimbursements by payers for our tests. Other changes to healthcare laws may adversely affect our business, financial condition and results of operations.

We expect that the current presidential administration and U.S. Congress will seek to modify, repeal, or otherwise invalidate all, or certain provisions of, the Affordable Care Act. In January 2017, the House and Senate passed a budget resolution that authorizes congressional committees to draft legislation to repeal all or portions of the Affordable Care Act and permits such legislation to pass with a majority vote in the Senate. President Trump, in response to Congress’ failure to act, has also recently issued an executive order which encourages government agencies to make new rules that would allow more Americans to sign up for cheaper, less-regulated health plans and allow federal agencies to waive, defer, grant exemptions from, or delay the implementation of burdensome provisions of the Affordable Care Act to the maximum extent permitted by law. There is still uncertainty with respect to the impact President Trump’s administration and the U.S. Congress may have, if any, and any changes will likely take time to unfold. In December 2017, the House and Senate passed a new tax bill that ended the individual mandate, which could result in increased premiums and result in fewer covered individuals. This and other changes could have an impact on coverage and reimbursement for healthcare items and services covered by plans that were authorized by the Affordable Care Act. In addition, other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted that reduced payments to Medicare providers. The ultimate implementation of any healthcare reform legislation and any new laws and regulations, and its impact on us, is impossible to predict. Any significant reforms made to the healthcare system in the United States, or in other jurisdictions, may have an adverse effect on our business, financial condition and results of operations.

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

 ASPiRA LABS holds a CLIA Certificate of Accreditation and a state laboratory license in California, Florida, Maryland, New York, Pennsylvania and Rhode Island. This allows the lab to perform OVA1 testing on a national basis.  We are subject to periodic surveys and inspections to maintain our CLIA certification, and such certification is also required to obtain payment from Medicare, Medicaid and certain other third-party payers.  Failure to comply with CLIA or state law requirements may result in the imposition of corrective action or the suspension or revocation of our CLIA certification or state licenses. If our CLIA certification or state licenses are suspended or revoked or our right to bill the Medicare and Medicaid programs or other third-party payers is suspended, we would no longer be able to sell our tests, which would adversely affect our business, financial condition and results of operations.

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

• the Federal Anti-Kickback Statute and state anti-kickback prohibitions;

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

In the future, we plan to develop and perform LDTs at ASPiRA LABS. The FDA has not finalized its October 2014 draft guidance documents that outline the FDA’s proposal to actively regulate LDTs and instead on January 13, 2017 released a Discussion Paper on LDTs.  The FDA’s efforts to achieve broad regulation of LDTs appear to be on hold until a change in administration.

 We intend to develop and perform LDTs at ASPiRA LABS in the future.  The FDA has historically exercised enforcement discretion and not required approvals or clearances for LDTs.  Instead, CMS oversees clinical laboratory operations through the Clinical Laboratory Improvement Amendments (“CLIA”) program.

Legislative proposals addressing the FDA’s oversight of LDTs have been previously introduced, and we expect that new legislative proposals will be introduced from time to time. The likelihood that Congress will pass such legislation and the extent to which such legislation may affect the FDA’s plans to regulate LDTs as medical devices is difficult to predict. The 2017 Discussion Paper makes recommendations on what the agency would like to see better-controlled. However, it does not have the force of law, and it is not a guidance document.

Even without any new guidance documents, the FDA may assert that a test that we believe to be an LDT is not an LDT and could require us to seek clearance or approval to offer such tests for clinical use. If the FDA pre-market review or approval is required for any of the future LDTs we may develop, we may be forced to stop selling our tests or be required to modify claims or make such other changes while we work to obtain FDA clearance or approval. Our business, results of operations and financial condition would be negatively affected until such review is completed and clearance to market or approval is obtained.

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

ASPiRA IVD is a recent business venture with little operating history and may subject us to additional risks.

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

The information systems we use for our IVD trial and ASPiRA LABS business are comprised of systems we have purchased or developed, our legacy information systems and, increasingly, web-enabled and other integrated information systems. In using these information systems, we may rely on third-party vendors to provide hosting services, where our infrastructure is dependent upon the reliability of their underlying platforms, facilities and communications systems. We also plan to utilize integrated information systems that we provide customers access to or install for our customers in conjunction with our delivery of services.

As the breadth and complexity of ASPiRA IVD’s and ASPiRA LABS information systems grows, we will increasingly be exposed to the risks inherent in maintaining the stability of our legacy systems due to prior customization, attrition of employees or vendors involved in their development, and obsolescence of the underlying technology as well as risks from the increasing number and scope of external data breaches on companies generally. Because certain customers and clinical trials may be dependent upon these legacy systems, we will also face an increased level of embedded risk in maintaining the legacy systems and limited options to mitigate such risk. We are also exposed to risks associated with the availability of all of our information systems, including:

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

The materialization of any of these risks may impede the processing of data, the delivery of databases and services, and the day-to-day management of our IVD trial and ASPiRA LABS business and could result in the corruption, loss or unauthorized disclosure of proprietary, confidential or other data. While we have disaster recovery plans in place in line with applicable regulations and industry standards, they might not adequately protect us in the event of a system failure. Despite any precautions we take, damage from fire, floods, hurricanes, the outbreak or escalation of war, acts of terrorism, power loss, telecommunications failures, computer viruses, break-ins and similar events at our various computer facilities or those of our third-party vendors could result in interruptions in the flow of data to us and from us to our customers. Corruption or loss of data may result in the need to repeat a trial at no cost to the customer, but at significant cost to us, the termination of a contract or damage to our reputation. As our business continues its efforts to expand globally, these types of risks may be further increased by instability in the geopolitical climate of certain regions, underdeveloped and less stable utilities and communications infrastructure, and other local and regional factors. Additionally, significant delays in system enhancements or inadequate performance of new or upgraded systems could damage our reputation and harm our business. Although we carry property and business interruption insurance which we believe is customary for our industry, our coverage might not be adequate to compensate us for all losses that may occur.

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

We selectively explore acquisition opportunities and strategic alliances relating to other businesses, products or technologies. We may not be successful in integrating other businesses, products or technologies with our business. Any such transaction also may not produce the results we anticipate, which could adversely affect our business, financial condition and results of operations.

We selectively explore and may pursue acquisition and other opportunities to strengthen our business and grow our company. We may enter into business combination transactions, make acquisitions or enter into strategic partnerships, joint ventures or alliances, any of which may be material. The market for acquisition targets and strategic alliances is highly competitive, which could make it difficult to find appropriate merger or acquisition opportunities. If we are required to raise capital by incurring debt or issuing additional equity for any reason in connection with a strategic acquisition or investment, financing may not be available or the terms of such financing may not be favorable to us and our stockholders, whose interests may be diluted by the issuance of additional stock.

The process of integration may produce unforeseen regulatory issues and operating difficulties and expenditures and may divert the attention of management from the ongoing operation of our business and harm our reputation. We may not successfully achieve the integration objectives, and we may not realize the anticipated cost savings, revenue growth and synergies in full or at all, or it may take longer to realize them than expected, any of which could negatively impact our business, financial condition and results of operations.

Risks Related to Owning Our Stock

The liquidity and trading volume of our common stock may be low, and our ownership is concentrated.

The liquidity and trading volume of our common stock has at times been low in the past and may again be low in the future. If the liquidity and trading volume of our common stock is low, this could adversely impact the trading price of our shares,  our ability to issue stock and our stockholders’ ability to obtain liquidity in their shares. Our stock issuances since May 2013 have primarily involved a significant issuance of stock to a limited number of investors, significantly increasing the concentration of our share ownership in a few holders.

According to information provided on Schedules 13D,  and 13G, as amended, filed as recently as February 13, 2018,  five persons beneficially owned approximately 67% of our outstanding shares of common stock, and under a May 2013 stockholders agreement, two of these persons have certain rights to designate a director to be nominated by us to serve on the Board of Directors.  As a result, these stockholders will be able to affect the outcome of, or exert significant influence over, all matters requiring stockholder approval, including the election and removal of directors and any change in control. In particular, this concentration of ownership of our common stock could have the effect of delaying or preventing a change in control of us or otherwise discouraging or preventing a potential acquirer from attempting to obtain control of us. This, in turn, could have a negative effect on the market price of our common stock. It could also prevent our stockholders from realizing a premium over the market prices for their shares of common stock. Moreover, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders. The concentration of ownership also contributes to the low trading volume and volatility of our common stock.

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

As of December 31, 2017, we had 60,036,017 shares of our common stock outstanding and 2,054,633 shares of our common stock reserved for future issuance to employees, directors and consultants pursuant to our employee stock plans, which excludes 4,219,568 shares of our common stock that were subject to outstanding options.

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

Location	Approximate Square Feet	Primary Functions	Lease Expiration Date
Austin, Texas	4,218 sq. ft.	ASPiRA LABS facility, research and development, clinical and regulatory, sales and administrative offices	January 31, 2019
Trumbull, Connecticut	10,681 sq. ft.	Administrative offices and ASPiRA IVD laboratory facility	June 7, 2021

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

On February 28, 2018, there were 95 registered holders of record of our common stock. The closing price of our common stock on March 2,  2018 was $1.54.

The following sets forth the quarterly high and low trading prices as reported by The NASDAQ Capital Market for the periods indicated.

	2017		2016
	High	Low	High	Low
First Quarter	$2.85	$0.95	$1.94	$1.00
Second Quarter	2.22	1.52	1.58	1.00
Third Quarter	1.92	1.03	1.50	0.92
Fourth Quarter	2.10	1.27	1.33	0.76

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

2000 Plan.    The authority of Vermillion’s Board of Directors to grant new stock options and awards under the 2000 Plan terminated in 2010.  The Board of Directors continues to administer the 2000 Plan with respect to the stock options that remain outstanding under the 2000 Plan.    At December 31, 2017,  options to purchase 18,000 shares of Vermillion’s common stock remained outstanding under the 2000 Plan.

2010 Plan.  The 2010 Plan is administered by the Compensation Committee of Vermillion’s Board of Directors.  Our employees, directors, and consultants are eligible to receive awards under the 2010 Plan. The 2010 Plan permits the granting of a variety of awards, including stock options, share appreciation rights, restricted shares, restricted share units, unrestricted shares, deferred share units, performance and cash-settled awards, and dividend equivalent rights.  We are authorized to issue up to 8,122,983 shares of Vermillion’s common stock under the 2010 Plan, subject to adjustment as provided in the 2010 Plan. At December 31, 2017,  options to purchase 4,201,568 shares of common stock remained outstanding under the 2010 Plan.

The number of shares of Vermillion’s common stock to be issued upon exercise of outstanding stock options, the weighted-average exercise price of outstanding stock options and the number of shares available for future stock option grants and stock awards under equity compensation plans as of December 31,  2017, were as follows:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in First Column)
Equity compensation plans approved by security holders	4,219,568	(1)	$1.86	(2)	2,054,633	(3)
Equity compensation plans not approved by security holders	-		-		-
Total	4,219,568				2,054,633

(1) Includes outstanding stock options for 18,000 shares of our common stock under the 2000 Plan and 4,201,568 shares of our common stock under the 2010 Plan.
(2) Includes the weighted average stock price for outstanding stock options of $2.04 under the 2000 Plan and $1.86 for the 2010 Plan.
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

We have expanded our corporate strategy with the goal of transforming the Company from a technology license company to a global diagnostic and bio-analytic solutions provider. Our plan is to broaden our commercial focus from ovarian cancer to differential diagnosis of women with a range of gynecological disorders. Our strategy is being deployed in three phases.  The three phases are a rebuild phase, which was completed in 2015, a transformation phase, which was virtually completed in 2017 with the exception of our continuing expansion of payer coverage, and a market expansion and growth phase, which we expect to continue in 2018 and 2019.

We are dedicated to the discovery, development and commercialization of novel high-value diagnostic and bio-analytical solutions that help physicians diagnose, treat and improve outcomes for women. Our tests are intended to detect, characterize and stage disease, and to help guide decisions regarding patient treatment, which may include decisions to refer patients to specialists, to perform additional testing, or to assist in monitoring response to therapy. A distinctive feature of our approach is the combination of multi-modal diagnostics and data. Our goal is to combine multiple biomarkers, other modalities and diagnostics, clinical risk factors and patient data into a single, reportable index score that has higher diagnostic accuracy than its constituents. We concentrate our development on novel diagnostic tests for gynecologic disease, with an initial focus on ovarian cancer. We also intend to address clinical questions related to early disease detection, treatment response, monitoring of disease progression, prognosis and others through collaborations with leading academic and research institutions.

Business:  Our initial product, OVA1, is a blood test designed to, in addition to a physician’s clinical assessment of a woman with a pelvic mass, identify women who are at high risk of having a malignant ovarian tumor prior to planned surgery. The FDA cleared OVA1 in September 2009, and we commercially launched OVA1 in March 2010. We have launched on a targeted basis a second-generation biomarker panel known as Overa, which is intended to maintain our product’s high sensitivity while improving specificity.  We received FDA clearance for Overa on March 18, 2016. Overa uses the Roche cobasplatform.

In June 2014, we launched ASPiRA LABS, a CLIA certified national laboratory which specializes in applying biomarker-based technologies, to address critical needs in the management of gynecologic cancers and disease. ASPiRA LABS provides expert diagnostic services using a state-of-the-art biomarker-based diagnostic algorithm to aid in clinical decision making and advance personalized treatment plans. The lab currently processes our OVA1 and Overa tests, and we plan to expand the testing to other gynecologic conditions with high unmet need.  We also plan to develop and perform LDTs at ASPiRA LABS.  ASPiRA LABS holds a CLIA Certificate of Registration and a state laboratory license in California, Florida, Maryland, New York, Pennsylvania and Rhode Island. This allows the lab to process OVA1 and Overa on a national basis. The CMS issued a provider number to ASPiRA LABS in March 2015.

In 2016, we created a service within the ASPiRA channel strategy, “an ASPiRA IVD Services Program”. In April 2016, we formed ASPiRA IVD to offer IVD trial services to third-party customers. ASPiRA IVD is a specialized laboratory provider dedicated to meeting the unique testing needs of IVD manufacturers seeking to commercialize high-complexity assays. ASPiRA IVD was built around a core of laboratory expertise and an FDA-compliant quality system, and strives to deliver accurate and reliable results to its third-party customers suitable for FDA submission. ASPiRA IVD received a CLIA laboratory license in June 2016 and commenced operations in the second quarter of 2016.

In this ASPiRA IVD program, we are leveraging our existing infrastructure and enhancing our pipeline of future technologies by fostering relationships with IVD companies who are developing new diagnostics including companion diagnostics platforms. We believe this approach will allow us to continue to be innovative in evaluating potential diagnostics. Our goal with the addition of this line of business is to invest in our short-term and long-term enterprise value while leveraging specimen bank, database, FDA experience, laboratory informatics and operating efficiency.

In the first half of 2017, ASPiRA IVD services landed two top pharmaceutical trial service agreements including one enrollment study.

Strategy:  We are focused on the execution of five core strategic business drivers in ovarian cancer diagnostics and specialized laboratory services to build long-term value for our investors:

1)

Maximizing the existing OVA1 opportunity in the United States by leading in payer coverage and commercialization of OVA1.  This strategy included the launch of a CLIA certified clinical laboratory, ASPiRA LABS, in June 2014, multiple publications, inclusion in the ACOG adnexal mass guidelines, payer traction and finally the addition of OVA1 to CMS National Fee schedule as of January 2018;

2)

Expanding the distribution platform beyond the U.S. by launching Overa, a next generation biomarker panel, on a targeted basis while building the clinical utility and health economics foundation of both OVA1 and Overa, which we believe may allow for better domestic market penetration and international expansion (FDA clearance for Overa was received in March 2016);

3)	Leveraging our existing database and specimen bank while building the largest specimen and data repository of gynecologic pelvic mass patients worldwide;

4)

Expanding our product offerings to additional pelvic disease conditions such as endometriosis and polycystic ovarian syndrome (PCOS) by adding additional gynecologic bio-analytic solutions involving biomarkers, other modalities (e.g., imaging), clinical risk factors and patient data to aid diagnosis and risk stratification of women presenting with a pelvic mass disease; and

5)	Expanding our revenue channels and customer offerings with the launch of our ASPiRA IVD laboratory services.

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

 In March 2015, we entered into a new commercial agreement with Quest Diagnostics.  Pursuant to this agreement, all OVA1 U.S. testing services for Quest Diagnostics customers were transferred to Vermillion’s wholly-owned subsidiary, ASPiRA LABS, as of August 10, 2015.  Pursuant to this agreement, as amended as of March 1, 2018, Quest Diagnostics is continuing to provide blood draw and logistics support by transporting specimens to ASPiRA LABS for testing through at least March 11, 2019 in exchange for a market value fee.  Per the terms of the new commercial agreement, we will not offer to existing or future Quest Diagnostics customers CA 125-II or other tests that Quest Diagnostics offers.

We have active international distribution agreements for Overa with Pro-Genetics LTD in Israel and MacroHealth, Inc. in the Philippines. The MacroHealth agreement was  our first decentralized international agreement with Overa specimen testing to be performed in the Philippines.

Starting in 2016, we were able to make progress in achieving positive medical policy and/or payer contracts. We have continued to make progress with increased payer positive medical polices for a current estimated total of over 125 million covered lives as of March 1, 2018. This represents an increase from an estimated 80 million covered lives as of December 31, 2016.

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

Under Practice Bulletin Number 174, the only Level A recommendation for the work up of the adnexal mass is a  pelvic ultrasound. If a pelvic ultrasound is unable to definitively diagnose either a benign condition or a malignancy, clinicians have the ability to do a  further work up with biomarker panels such as OVA1 (MIA), which has a Level B evidence designation. Based on this, OVA1 has now achieved parity with CA125 as a Level B recommendation for the management of adnexal masses, but OVA1 is the only recommended Level B tool that has FDA clearance for use assessing ovarian cancer risk in women of all stages, ages, and cancer types.

On November 16, 2017, we announced the acceptance and publication of a novel paper, “Economic Impact of Increased Utilization of Multivariate Assay Testing to Guide the Treatment of Ovarian Cancer: Implications for Payers”  in the journal American Health and Drug Benefits.

The paper details the base case of a budget impact model that dynamically tracks the effect of OVA1 adoption in lieu of CA125 in the appropriate patient population on overall cost, both at a plan and per member per month (“PMPM”) level. Claims data from a total of over 92,000 health plan members, comprising over 48,000 commercially insured members and 44,000 Medicare beneficiaries, were used in the development of the model. Sensitivity analysis revealed potential savings of up to $0.17 PMPM for commercially insured patients and up to $0.05 PMPM for Medicare beneficiaries. These results of the budget impact model base case support the use of OVA1 instead of CA125, by indicating that cost-savings can be achieved, while reaping the clinical benefits of improved diagnostic accuracy, early disease detection, and reductions in multiple, and possibly non-medically necessary, referrals to gynecologic oncologists.

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

Product Revenue. The Company derives product revenue from sales of OVA1 and Overa through ASPiRA LABS.

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

Revenue recognized when cash is received and on an accrual basis for three months and the year ended December 31, 2017 and 2016 was as follows:

	Three Months Ended		Year Ended
	December 31,		December 31,
(in thousands)	2017	2016	2017	2016
Cash basis	$507	$487	$2,022	$1,720
Accrual basis	151	193	831	600
IVD trial services (accrual basis)	140	125	268	322
Total	$798	$805	$3,121	$2,642

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

The expected life of options is based on historical data of our actual experience with the options we have granted and represents the period of time that the options granted are expected to be outstanding.  This data includes employees’ expected exercise and post-vesting employment termination behaviors.  The expected stock price volatility is estimated using our historical volatility in deriving the expected volatility assumption.  We made an assessment that our historic volatility is most representative of future stock price trends.  The expected dividend yield is based on the estimated annual dividends that we expect to pay over the expected life of the options as a percentage of the market value of our common stock as of the grant date.  The risk-free interest rate for the expected life of the options granted is based on the United States Treasury yield curve in effect as of the grant date.

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

New tax legislation, commonly referred to as the Tax Cuts and Jobs Act (H.R. 1), was enacted on December 22, 2017. ASC740, Accounting for Income Taxes, requires companies to recognize the effect of tax law changes in the period of enactment even though the effective date for most provisions is for tax years beginning after December 31, 2017. Since our federal deferred tax asset was fully offset by a valuation allowance, the reduction in the U.S. corporate income tax rate to 21% did not materially affect our financial statements. Significant provisions that are not yet effective but may impact income taxes in future years include: the repeal of the corporate Alternative Minimum Tax, the limitation on the current deductibility of net interest expense in excess of 30% of adjusted taxable income for levered balance sheets, a limitation on utilization of net operating losses generated after tax year 2017 to 80% of taxable income, the unlimited carryforward of net operating losses generated after tax year 2017, temporary 100% expensing of certain business assets, additional limitations on certain general and administrative expenses, and changes in determining the excessive compensation limitation. Currently, we do not anticipate paying cash federal income taxes in the near term due to any of the legislative changes, primarily due to the availability of our net operating loss carryforwards. Future interpretations relating to the recently enacted U.S. federal income tax legislation which vary from our current interpretation and possible changes to state tax laws in response to the recently enacted federal legislation may have a significant effect on this projection.

Liquidity

On March 22, 2016, we entered into an agreement ( the “Loan Agreement”) pursuant to which we may borrow up to $4,000,000 from the DECD. Proceeds from the loan were utilized primarily to fund the build-out, information technology infrastructure and other costs related to our Trumbull, Connecticut facility and operations. The loan bears interest at a fixed rate of 2.0% per annum and requires equal monthly payments of principal and interest until maturity, which occurs on April 15, 2026. As security for the loan, we have granted the DECD a blanket security interest in our personal and intellectual property. The DECD’s security interest in our intellectual property may be subordinated to a qualified institutional lender. Under the terms of the agreement, as amended, we may be eligible for forgiveness of up to $2,000,000 of the principal amount of the loan if we achieve certain job creation and retention milestones measured by March 1, 2021 (the “Measurement Date”).  Conversely, if we are either unable to meet these job creation and retention milestones, namely, hiring and retaining for a consecutive two-year period 40 full-time employees with a specified average annual salary by the Measurement Date, or do not maintain our Connecticut operations for a period of 10 years, the DECD may require early repayment of a portion or all of the loan depending on job attainment as compared to the required amount plus a penalty of 5% of the total funded loan.

An initial disbursement of $2,000,000 was made to the Company on April 15, 2016 under the Loan Agreement. The remaining $2,000,000 will be advanced if and when the Company achieves certain other future milestones. The loan may be prepaid at any time without premium or penalty.

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

In December 2014, the Company issued warrants to purchase up to an aggregate of 4,166,659 shares of Vermillion common stock at an exercise price of $2.00 per share in conjunction with a December 2014 private placement of Vermillion common stock.  The warrants would have expired by their original terms on December 23, 2017.    On August 31, 2017, certain holders exercised warrants to purchase 3,796,818 shares of Vermillion common stock in consideration for the Company agreeing to reduce the exercise price to $1.00 per share of Vermillion common stock. The Company issued 3,796,818 shares of Vermillion common stock and received $3,796,818 in aggregate gross proceeds (approximately $3,576,000 net of transaction costs).

We have incurred significant net losses and negative cash flows from operations since inception, and as a result have an accumulated deficit of approximately $396,053,000 at December 31, 2017. The Company expects to incur a net loss in 2018 as well.  In order to continue our operations as currently planned through 2018 and beyond, we will need to raise additional capital. Given the above conditions, there is substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements have been prepared on a going concern basis and do not include any adjustments that might result from these uncertainties.

The Company expects to raise capital through a variety of sources, which may include the exercise of common stock warrants, (e.g., the warrants to purchase 2,810,338 shares of Vermillion common stock at $1.80 per share, which warrants were issued in February 2017 and expire in  February 2022 or, if earlier, five business days after Vermillion delivers notice that the closing price per share of its common stock exceeded the exercise price for 20 consecutive trading days during the exercise period), public and private equity offerings,  debt financing, collaborations, licensing arrangements, grants and government funding and strategic alliances. However, additional funding may not be available when needed or on terms acceptable to the Company. If the Company is unable to obtain additional capital, it may not be able to continue sales and marketing, research and development, or other operations on the scope or scale of current activity and that could have a material adverse effect on the Company’s business, results of operations and financial condition.

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

Results of Operations – Year Ended December 31, 2017 as compared to Year Ended December 31, 2016

The Company’s selected summary financial and operating data for the years ended December 31, 2017 and 2016 were as follows:

	Year Ended December 31,		Increase (Decrease)
(dollars in thousands)	2017	2016	Amount	%
Revenue:
Product	$2,853	$2,320	$533	23
Service	268	322	(54)	(17)
Total revenue	3,121	2,642	479	18
Cost of revenue:
Product	1,756	1,974	(218)	(11)
Service	1,158	724	434	60
Total cost of revenue	2,914	2,698	216	8
Gross profit / (loss)	207	(56)	263	(470)
Operating expenses:
Research and development	837	2,172	(1,335)	(61)

Sales and marketing	4,268	6,798	(2,530)	(37)
General and administrative	5,543	5,928	(385)	(6)
Total operating expenses	10,648	14,898	(4,250)	(29)
Loss from operations	(10,441)	(14,954)	4,513	(30)
Interest (expense) / income, net	(42)	(28)	(14)	50
Other (expense) / income, net	(14)	14	(28)	(200)
Net loss	$(10,497)	$(14,968)	$4,471	(30)

Product Revenue.  Product revenue was approximately $2,853,000 for the year ended December 31, 2017 compared to $2,320,000 for the same period in 2016.  Revenue for ASPiRA LABS is being recognized when the OVA1 test is being performed or when amounts that will ultimately be realized can be estimated.  All other ASPiRA LABS revenue is being recognized on a  cash basis and thus recognition of revenue lags the performance of some OVA1 tests. The 23% product revenue growth is due to improvement in the average unit price received per test compared to the prior year. The increase in average unit price was driven by an increase in client bill contracts, expansion of positive medical policy and contracting with payers, and improved billing and collection practices.

The number of OVA1 tests performed decreased 6% to 8,575 OVA1 tests during the year ended December 31, 2017 compared to 9,125 OVA1 tests for the prior year. The volume decrease was primarily due to the previously announced loss of a client bill customer in July 2017,  which was concentrated in uncovered territories (territories not covered by an ASPiRA sales representative) and, to a lesser extent, the impact of hurricanes in two key areas (Texas and Florida).  Partially off-setting the volume decrease was modest year-over-year growth in covered territories (territories covered by an ASPiRA sales representative).

Service Revenue.  Service revenue was $268,000 for the year ended December 31, 2017 compared to $322,000 for the same period in 2016, a decrease of $54,000, or 17%.  Service revenue will vary from quarter to quarter based on the size of ongoing customer projects. Revenue for ASPiRA IVD is being recognized once certain revenue recognition criteria have been met (see Note 1 to the financial statements included in Part II, Item VIII of this Form 10-K).

Cost of Revenue - Product. Cost of product revenue was $1,756,000 for the year ended December 31, 2017 compared to $1,974,000 for the same period in 2016, representing a decrease of $218,000, or 11%, due to operating efficiencies compared to the prior year.

Cost of Revenue - Service.   Cost of service revenue was $1,158,000 for the year ended December 31, 2017 compared to $724,000 for the same period in 2016, or an increase of 60%.  ASPiRA IVD did not commence operations until June 2016 and thus included only seven months of expense compared to a full year of expense in 2017.

Research and Development Expenses.  Research and development expenses represent costs incurred to develop our technology and carry out clinical studies, and include personnel-related expenses, regulatory costs, reagents and supplies used in research and development laboratory work, infrastructure expenses, contract services and other outside costs.  Research and development expenses also include costs related to activities performed under contracts with our collaborators and strategic partners. Research and development expenses decreased by $1,335,000, or 61%, for the year ended December 31, 2017 compared to the same period in 2016.  This decrease was mainly due to decreases in collaborations,  clinical trials, and consulting as Overa was cleared in March 2016 and the March 31, 2016 expiration of our collaboration agreement with JHU. In 2017, we internally performed ongoing product pipeline development at a lower cost, including patient consents under IRB for our pelvic mass specimen and data repository and cataloguing of serum samples for future research purposes.  We expect research and development expenses in 2018 to be consistent with those of 2017.

Sales and Marketing Expenses.  Our sales and marketing expenses consist primarily of personnel-related expenses, education and promotional expenses, and infrastructure expenses.  These expenses include the costs of educating physicians, laboratory personnel and other healthcare professionals regarding OVA1 and Overa.  Sales and marketing expenses also include the costs of sponsoring continuing medical education, medical meeting participation and dissemination of scientific and health economic publications.  Our personnel-related expenses include the cost of our field sales force, the subject matter experts responsible for market development. Sales and marketing expenses decreased by $2,530,000, or 37%, for the year ended December 31, 2017 compared to the prior year.  This decrease was primarily due to a reduction in personnel and personnel expenses and decreases in consulting and marketing services compared to the prior year.  We expect sales and marketing expenses to increase in future periods as we expand our sales team in specific markets where we have broad payer coverage and key opinion leader support.

General and Administrative Expenses.  General and administrative expenses consist primarily of personnel-related expenses, professional fees and other costs, including legal, finance and accounting expenses, and other infrastructure expenses. General and administrative expenses decreased by $385,000, or 6%, for the year ended December 31, 2017 compared to the same period in 2016.  The decrease was primarily due to consulting services and ASPiRA IVD start-up expenses in 2016 not being repeated in 2017, partially offset by one-time charges for Senior Vice President, Finance & Chief Accounting Officer severance and non-cash stock compensation totaling approximately $286,000.  We expect general and administrative expenses in 2018 to be consistent with those of 2017.

Liquidity and Capital Resources

We plan to continue to expend resources in the selling and marketing of OVA1 and Overa and developing additional diagnostic tests.

On March 22, 2016, we entered into the Loan Agreement pursuant to which we may borrow up to $4,000,000 from the DECD.  Proceeds from the loan were utilized primarily to fund the build-out, information technology infrastructure and other costs related to our Trumbull, Connecticut facility and operations.  The loan bears interest at a fixed rate of 2.0% per annum and requires equal monthly payments of principal and interest until maturity, which occurs on April 15, 2026.  As security for the loan, we have granted the DECD a blanket security interest in our personal and intellectual property.  The DECD’s security interest in our intellectual property may be subordinated to a qualified institutional lender.  Under the terms of the agreement, as amended, we may be eligible for forgiveness of up to $2,000,000 of the principal amount of the loan if we achieve certain job creation and retention milestones measured by March 1, 2021 (the “Measurement Date”).  Conversely, if we are either unable to meet these job creation and retention milestones, namely, hiring and retaining for a consecutive two-year period 40 full-time employees with a specified average annual salary by the Measurement Date or do not maintain our Connecticut operations for a period of 10 years, the DECD may require early repayment of a portion or all of the loan depending on job attainment as compared to the required amount plus a penalty of 5% of the total funded loan.  An initial disbursement of $2,000,000 was made to the Company on April 15, 2016 under the Loan Agreement. The remaining $2,000,000 will be advanced if and when the Company achieves certain other future milestones. The loan may be prepaid at any time without premium or penalty.

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

In December 2014, the Company issued warrants to purchase up to an aggregate of 4,166,659 shares of Vermillion common stock at an exercise price of $2.00 per share in conjunction with a December 2014 private placement of Vermillion common stock.  The warrants would have expired by their original terms on December 23, 2017.    On August 31, 2017, certain holders exercised warrants to purchase 3,796,818 shares of Vermillion common stock in consideration for the Company agreeing to reduce the exercise price to $1.00 per share of Vermillion common stock. The Company issued 3,796,818 shares of Vermillion common stock and received $3,796,818 in aggregate gross proceeds (approximately $3,576,000 net of transaction costs).

The Company has incurred significant net losses and negative cash flows from operations since inception.  At December 31, 2017, we had an accumulated deficit of $396,053,000 and stockholders' equity of $3,407,000.  On December 31, 2017, we had $5,539,000 of cash and cash equivalents and $2,609,000 of current liabilities. The Company expects to incur a net loss in 2018 as well. In order to continue our operations as currently planned through 2018 and beyond, we will need to raise additional capital. Given the above conditions, there is substantial doubt about the Company’s ability to continue as a going concern.

There can be no assurance that we will achieve or sustain profitability or positive cash flow from operations. In addition, while we expect to grow revenue with the addition of ASPiRA LABS, there is no assurance of our ability to generate substantial revenues and cash flows from ASPiRA LABS’ operations. We expect cash from our products and services to be our only material, recurring source of cash in 2018.

Our management believes that the successful achievement of our business objectives will require additional financing. We expect to raise capital through a variety of sources, which may include the exercise of common stock warrants, public and private equity offerings, debt financing, collaborations, licensing arrangements, grants and government funding and strategic alliances.

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

Our future liquidity and capital requirements will depend upon many factors, including, among others:

•	resources devoted to establish sales, marketing and distribution capabilities;

•	the rate of OVA1 and Overa adoption by physicians and patients;
•	the insurance payer community’s acceptance of and reimbursement for OVA1 and Overa;
•	the successful targeted launch of Overa;
•	resources devoted to our IVD trials laboratory and services;
•	the revenue generated by our IVD trial services business;
•	our plans to acquire or invest in other products, technologies and businesses; and
•	the market price of our common stock;

Cash and cash equivalents as of December 31, 2017 and December 31, 2016 were  $5,539,000 and  $5,242,000, respectively.  At December 31, 2017 and 2016, working capital was $3,696,000 and $3,547,000, respectively.

Net cash used in operating activities was $8,129,000 for the year ended December 31, 2017, resulting primarily from $10,497,000 net loss incurred partially offset by $1,439,000 of stock-based compensation expense and $786,000 of depreciation and amortization expense.

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

Net cash used in investing activities was $60,000 for the year ended December 31, 2017 due to purchases of property and equipment.

Net cash used in investing activities was $1,261,000 for the year ended December 31, 2016, due to purchases of computer equipment and software and build-out of the ASPiRA IVD lab at our Trumbull, Connecticut facility.

Net cash provided by financing activities was $8,486,000 for the year ended December 31, 2017, which consisted primarily of net proceeds from our February 2017 offering of common stock and warrants totaling $5,127,000 and the August 2017 exercise of repriced warrants totaling $3,576,000.

Net cash provided by financing activities was $1,824,000 for the year ended December 31, 2016, which consisted primarily of net proceeds from the DECD loan less loan repayments made.

Off-Balance Sheet Arrangements

As of December 31, 2017,  we had no off-balance sheet arrangements that are reasonably likely to have a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

ITEM 7A.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K, the information called for by Item 7A is not required.

ITEM 8.            FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements, including consolidated balance sheets as of December 31, 2017 and 2016,  consolidated statements of operations for the years ended December 31, 2017 and 2016, consolidated statements of changes in stockholders’ equity for the years ended December 31, 2017 and 2016, consolidated statements of cash flows for the years ended December 31, 2017 and 2016 and notes to our consolidated financial statements, together with a  report thereon of our independent registered public accounting firm are attached hereto as pages F-1 through F-19.

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

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act, as of December 31, 2017.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2017, our disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15(d)-15(e) under the Exchange Act, were effective.

Management Report on Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over our financial reporting. We have assessed the effectiveness of internal control over financial reporting as of December 31, 2017. Our assessment was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) entitled “Internal Control - Integrated Framework  (2013).”

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

Based on using the COSO criteria, management concluded our internal control over financial reporting as of December 31, 2017 was effective.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.   Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2017, was not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC that permit a smaller reporting company to provide only management’s report in the Company’s Annual Report on Form 10-K.

Changes in internal control over financial reporting.

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.        OTHER INFORMATION

On March 7, 2018, Vermillion entered into the First Amendment to Assistance Agreement by and between the State of Connecticut Acting by the DECD and Vermillion (the “Amendment”) effective as of March 7, 2018.  The Amendment amends the Loan Agreement, pursuant to which the Company may borrow up to $4,000,000 from the DECD. An initial disbursement of $2,000,000 was made to Vermillion on April 15, 2016 under the Loan Agreement. The primary purpose of the Amendment is to extend by one year the original measurement date by which Vermillion must hire and retain for a consecutive two-year period 40 full-time employees with a specified average annual salary.

Under the terms of the Loan Agreement, as amended, Vermillion may be eligible for forgiveness of up to $2,000,000 of the principal amount of the loan if it achieves certain job creation and retention milestones measured by March 1, 2021 (the “Measurement Date”). Conversely, if Vermillion is either unable to meet these job creation and retention milestones, namely, hiring and retaining for a consecutive two-year period 40 full-time employees with a specified average annual salary by the Measurement Date, or does not maintain its Connecticut operations for a period of 10 years, the DECD may require early repayment of a portion or all of the loan depending on job attainment as compared to the required amount plus a penalty of 5% of the funded loan.  The original Measurement Date was March 1, 2020.

Oracle Board Designee

Pursuant to the Stockholders Agreement, dated as of May 13, 2013, by and among Vermillion, Oracle Partners, LP and Oracle Ten Fund Master, LP (together, “Oracle”), Jack W. Schuler and the other purchasers party thereto, Oracle has the right to designate one individual (such individual, an “Oracle Designee”) to serve on Vermillion’s board of directors for so long as Oracle continues to beneficially own a specified number of shares of Company common stock.  Since September 2013, Eric Varma has served as the Oracle Designee.  On March 8, 2018, Mr. Varma notified Vermillion that he does not intend to stand for re-election at Vermillion’s 2018 annual meeting of stockholders.  Oracle has not yet notified Vermillion of the person who will succeed Mr. Varma as the Oracle Designee.

PART III

ITEM 10.         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information regarding our directors, committees of our Board of Directors, our director nomination process, and our executive officers appearing under the heading “Proposal 1: Election of Directors,” "Corporate Governance," "Management" and "Section 16(a) Beneficial Ownership Reporting Compliance," of our proxy statement relating to our annual meeting of stockholders to be held in 2018 (the “2018 Proxy Statement”) is incorporated by reference.

Our code of ethics is applicable to all employees, including both our Chief Executive Officer and Chief Financial Officer.  This code of ethics is publicly available on our website at www.vermillion.com.

ITEM 11.         EXECUTIVE COMPENSATION

The information appearing under the headings "Board Compensation," "Compensation Discussion and Analysis,"  "Compensation Discussion and Analysis -  Executive Officer Compensation," "Corporate Governance – Compensation Committee Interlocks and Insider Participation" and "Compensation Committee Report"  of the 2018 Proxy Statement is incorporated by reference.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information appearing under the heading “Security Ownership of Certain Beneficial Owners and Management” of the 2018 Proxy Statement is incorporated by reference.

The equity compensation plan information contained in Part II Item 5 of this Form 10-K is incorporated by reference.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information appearing under the headings “Certain Relationships and Related Transactions” and "Corporate Governance" of the 2018 Proxy Statement is incorporated by reference.

ITEM 14.          PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information appearing under the heading “Ratification of the Selection of the Independent Registered Public Accounting Firm for Vermillion” of the 2018 Proxy Statement is incorporated by reference.

PART IV

ITEM 15.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)LIST OF DOCUMENTS FILED AS PART OF THIS REPORT:

1.	Financial Statements

The financial statements and notes thereto, and the report of the independent registered public accounting firm thereon, are set forth on pages F-1 through F-19.

(b)EXHIBITS

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

3.1	Fourth Amended and Restated Certificate of Incorporation of Vermillion, Inc. dated January 22, 2010	8-K	000-31617	3.1	January 25, 2010

3.2 3.3	Certificate of Amendment of Fourth Amended and Restated Certificate of Incorporation, effective June 19, 2014 Fifth Amended and Restated Bylaws of Vermillion, Inc., effective June 19, 2014	10-Q 10-Q	001-34810 001-34810	3.23.3	August 14, 2014 August 14, 2014
4.1	Form of Vermillion, Inc.’s (formerly Ciphergen Biosystems, Inc.) Common Stock Certificate	S-1/A	333-32812	4.1	August 24, 2000
4.2	Form of Securities Purchase Agreement by and among Vermillion, Inc. and the purchaser party thereto dated December 24, 2009	8-K	000-31617	10.1	December 29, 2009
4.3	Securities Purchase Agreement dated May 8, 2013, by and among Vermillion, Inc. and the purchasers identified therein,	8-K	001-34810	10.1	May 14, 2013
4.4	Stockholders Agreement dated May 13, 2013, by and among Vermillion, Inc., Oracle Partners, LP, Oracle Ten Fund Master, LP, Jack W. Schuler and other purchasers named therein.	8-K	001-34810	10.2	May 14, 2013
4.5	Promissory Note by Vermillion, Inc. in favor of the State of Connecticut, acting by and through the Department of Economic and Community Development, effective March 14, 2016	10-Q	001-34810	10.2	May 16, 2016
4.6	Securities Purchase Agreement, dated February 13, 2017, among Vermillion, Inc. and the investors listed on Schedule I thereto	8-K	001-34810	99.1	February 17, 2017
4.7	Form of Warrant, issued February 13, 2017	8-K	001-34810	99.1	February 17, 2017
4.8	Form of Letter Agreement, by and between Vermillion, Inc. and certain warrant holders	8-K	001-34810	4.1	August 28, 2017
4.9	Form of Indenture	S-3	333-221092	4.6	October 24, 2017
10.1	Form of Stock Option Agreement #	S-1/A	333-32812	10.4	August 24, 2000
10.2	2000 Stock Plan and related form of Stock Option Agreement #	S-1/A	333-32812	10.5	August 24, 2000
10.3	Amended and Restated 2000 Employee Stock Purchase Plan #	10-Q	000-31617	10.6	November 14, 2007
10.4	Vermillion, Inc. 2010 Stock Incentive Plan #	8-K	000-31617	10.1	February 12, 2010
10.5	Ciphergen Biosystems, Inc. 401(k) Plan #	10-K	000-31617	10.7	March 22, 2005
10.6	Form of Proprietary Information Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and certain of its employees #	S-1/A	333-32812	10.9	August 24, 2000
10.7	Vermillion, Inc. Amended and Restated 2010 Stock Incentive Plan #	8-K	001-34810	10.1	December 17, 2013
10.8	Vermillion, Inc. Second Amended and Restated 2010 Stock Incentive Plan #	8-K	001-34810	10.1	June 22, 2015
10.9	Employment Agreement between Eric J. Schoen and Vermillion, Inc. dated April 4, 2012 #	8-K	001-34810	10.1	April 10, 2012
10.10	Employment Agreement between Vermillion, Inc. and Fred Ferrara dated April 1, 2015 #	8-K	001-34810	10.1	April 6, 2015

10.11	Employment Agreement between Vermillion, Inc. and Valerie B. Palmieri effective January 1, 2015 #	8-K	001-34810	99.1	December 17, 2014
10.12	Testing and Services Agreement between Vermillion, Inc., ASPiRA LABS, Inc. and Quest Diagnostics Incorporated, dated as of March 11, 2015	10-Q	001-34810	10.5	May 12, 2015
10.13	Amendment No. 1 to the Testing Services Agreement dated March 11, 2015 among Vermillion, Inc., ASPiRA LABS, Inc. and Quest Diagnostics Incorporated dated April 10, 2015	10-Q	001-34810	10.6	May 12, 2015
10.14	Amendment No. 2 to Testing and Services Agreement, executed as of March 7, 2017 and effective as of March 11, 2017, by and among Vermillion, Inc., ASPiRA LABS, Inc. and Quest Diagnostics Incorporated	8-K	001-34810	10.1	March 13, 2017
10.15	Amendment No. 3 to Testing and Services Agreement, executed as of March 1, 2018 by and among Vermillion, Inc., ASPiRA LABS, Inc. and Quest Diagnostics Incorporated	8-K	001-34810	10.1	March 6, 2018
10.16	Assistance Agreement by and between the State of Connecticut, acting by and through the Department of Economic and Community Development and Vermillion, Inc. effective March 22, 2016	10-Q	001-34810	10.1	May 16, 2016
10.17	Patent Security Agreement by Vermillion, Inc. in favor of the State of Connecticut, acting by and through the Department of Economic and Community Development, effective March 22, 2016	10-Q	001-34810	10.3	May 16, 2016
10.18	Security Agreement by Vermillion, Inc. in favor of the State of Connecticut, acting by and through the Department of Economic and Community Development, effective March 22, 2016	10-Q	001-34810	10.4	May 16, 2016
10.19	Employment Agreement between Vermillion, Inc. and Robert Beechey dated December 18, 2017 #	8-K	001-34810	10.1	December 20, 2017
10.20	Consulting Agreement between Eric Schoen and Vermillion, Inc. dated December 18, 2017	8-K	001-34810	10.2	December 20, 2017
10.21	First Amendment to the Assistance Agreement by and between the State of Connecticut, acting by and through the Department of Economic and Community Development and Vermillion, Inc. dated March 7, 2018					√
14.1	Code of Ethics	8-K	001-34810	14.1	December 7, 2010
21.0	Subsidiaries of Registrant					√
23.1	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm					√
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					√

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	√
32.0	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	√√
101	Interactive Data Files	√

√ Filed herewith

√√ Furnished herewith

#Management contract or compensatory plan or arrangement.

†Confidential treatment has been granted with respect to certain provisions of this agreement. Omitted portions have been filed separately with the SEC.

ITEM 16.          FORM 10-K SUMMARY

None.

VERMILLION, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page No.

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets at December 31, 2017 and 2016	F-2

Consolidated Statements of Operations for the years ended
December 31, 2017 and 2016	F-3

Consolidated Statements of Changes in Stockholders’ Equity for the years ended
December 31, 2017 and 2016	F-4

Consolidated Statements of Cash Flows for the years ended
December 31, 2017 and 2016	F-5

Notes to Consolidated Financial Statements	F-6

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Vermillion, Inc.

Austin, Texas

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Vermillion, Inc. (the “Company”) and subsidiaries as of December 31, 2017 and 2016, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has net cash flows deficiencies that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2012.

Austin, Texas

March 13, 2018

Vermillion, Inc.

Consolidated Balance Sheets

(Amounts in Thousands, Except Share and Par Value Amounts)

	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$5,539	$5,242
Accounts receivable	205	275
Prepaid expenses and other current assets	459	498
Inventories	102	93
Total current assets	6,305	6,108
Property and equipment, net	1,181	1,911
Other assets	11	-
Total assets	$7,497	$8,019

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$745	$881
Accrued liabilities	1,650	1,464
Short-term debt	185	182
Other current liabilities	29	34
Total current liabilities	2,609	2,561
Long-term debt	1,481	1,667
Other non-current liabilities	-	29
Total liabilities	4,090	4,257
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding at December 31, 2017 and 2016	-	-
Common stock, $0.001 par value, 150,000,000 shares authorized; 60,036,017 and 52,328,492 shares issued and outstanding at December 31, 2017 and 2016, respectively	60	52
Additional paid-in capital	399,400	389,266
Accumulated deficit	(396,053)	(385,556)
Total stockholders’ equity	3,407	3,762
Total liabilities and stockholders’ equity	$7,497	$8,019

See accompanying Notes to Consolidated Financial Statements

Vermillion, Inc.

Consolidated Statements of Operations

(Amounts in Thousands, Except Share and Per Share Amounts)

	Year Ended December 31,
	2017	2016
Revenue:
Product	$2,853	$2,320
Service	268	322
Total revenue	3,121	2,642
Cost of revenue:(1)
Product	1,756	1,974
Service	1,158	724
Total cost of revenue	2,914	2,698
Gross profit / (loss)	207	(56)
Operating expenses:
Research and development(2)	837	2,172
Sales and marketing(3)	4,268	6,798
General and administrative(4)	5,543	5,928
Total operating expenses	10,648	14,898
Loss from operations	(10,441)	(14,954)
Interest (expense) income, net	(42)	(28)
Other (expense) / income, net	(14)	14
Net loss	$(10,497)	$(14,968)
Deemed dividend on warrant repricing	(942)	-
Net loss attributable to common stockholders	$(11,439)	$(14,968)
Net loss per share attributable to common stockholders - basic and diluted	$(0.20)	$(0.29)
Weighted average common shares used to compute basic and diluted net loss per common share	56,943,596	52,197,969

Non-cash stock-based compensation expense included in expenses:
(1) Cost of revenue	$136	$115
(2) Research and development	9	71
(3) Sales and marketing	160	108
(4) General and administrative	1,134	885

See accompanying Notes to Consolidated Financial Statements

Vermillion, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(Amounts in Thousands, Except Share Amounts)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2015	52,113,059	52	388,082	(370,588)	17,546
Net loss	-	-	-	(14,968)	(14,968)
Common stock issued in conjunction with exercise of stock options	3,541	-	5	-	5
Common stock issued for restricted stock awards	211,892	-	334	-	334
Stock compensation charge	-	-	845	-	845
Balance at December 31, 2016	52,328,492	$52	$389,266	$(385,556)	$3,762
Net loss	-	-	-	(10,497)	(10,497)
Common stock and warrants issued in conjunction with private placement sale, net of issuance costs	3,747,125	4	5,123	-	5,127
Common stock issued in conjunction with exercise of warrants, net of issuance costs	3,796,818	4	3,572	-	3,576
Common stock issued for restricted stock awards	163,582	-	335	-	335
Stock compensation charge	-	-	1,104	-	1,104
Balance at December 31, 2017	60,036,017	$60	$399,400	$(396,053)	$3,407

See accompanying Notes to Consolidated Financial Statements

Vermillion, Inc.

Consolidated Statements of Cash Flows

(Amounts in Thousands)

	Year Ended December 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(10,497)	$(14,968)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	786	723
Stock-based compensation expense	1,439	1,179
Loss on sale and disposal of property and equipment	4	6
Changes in operating assets and liabilities:
Accounts receivable	70	(188)
Prepaid expenses and other assets	28	142
Inventories	(9)	(6)
Accounts payable, accrued liabilities and other liabilities	50	(851)
Net cash used in operating activities	(8,129)	(13,963)
Cash flows from investing activities:
Purchase of property and equipment	(60)	(1,261)
Net cash used in investing activities	(60)	(1,261)
Cash flows from financing activities:
Proceeds from private placement offering of common stock and warrants, net of issuance costs	5,127	-
Proceeds from exercise of common stock warrants, net of issuance costs	3,576	-
Proceeds from issuance of DECD loan, net of issuance costs	-	1,967
Principal repayment of DECD loan	(183)	(118)
Repayment of capital lease obligations	(34)	(30)
Proceeds from issuance of common stock from exercise of stock options	-	5
Net cash provided by financing activities	8,486	1,824
Net increase / (decrease) in cash and cash equivalents	297	(13,400)
Cash and cash equivalents, beginning of year	5,242	18,642
Cash and cash equivalents, end of year	$5,539	$5,242
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	47	38
Supplemental disclosure of non-cash investing and financing activities:
Deemed dividend on warrant repricing	942	-

See accompanying Notes to Consolidated Financial Statements

Vermillion, Inc.

Notes to Consolidated Financial Statements

NOTE 1:Basis of Presentation and Summary of Significant Accounting and Reporting Policies

Organization

Vermillion, Inc. (“Vermillion”; Vermillion and its wholly-owned subsidiaries are collectively referred to as the “Company”) is incorporated in the state of Delaware, and is engaged in the business of developing and commercializing diagnostic tests for gynecologic disease.  The Company sells the OVA1™ and Overa™ risk of malignancy tests for ovarian cancer (“OVA1” and “Overa”). Until August 2015, the Company distributed OVA1 through Quest Diagnostics Incorporated (“Quest Diagnostics”) (see Note 3). Since August 2015, the Company has distributed all tests through Vermillion’s wholly-owned Clinical Laboratory Improvement Amendments of 1988 (“CLIA”) certified clinical laboratory, ASPiRA LABS, Inc. (“ASPiRA LABS”). The Company also offers in-vitro diagnostic (“IVD”) trial services to third-party customers through its wholly-owned subsidiary, ASPiRA IVD, Inc. (“ASPiRA IVD”), which was formed in April 2016. ASPiRA IVD is a specialized, CLIA certified, laboratory provider dedicated to meeting the unique testing needs of IVD manufacturers seeking to commercialize high-complexity assays. ASPiRA IVD was built around a core of laboratory expertise and a United States Food and Drug Administration (“FDA”)-compliant quality system, and strives to deliver accurate and reliable results to its third-party customers suitable for FDA submission.

Liquidity

As discussed in Note 6, on March 22, 2016, the Company entered into a loan agreement, as amended (the “Loan Agreement”), pursuant to which it may borrow up to $4,000,000 from the State of Connecticut Department of Economic and Community Development (“DECD”). An initial disbursement of $2,000,000 was made to the Company on April 15, 2016 under the Loan Agreement.  The remaining $2,000,000 will be advanced if and when the Company achieves certain other future milestones. The loan may be prepaid at any time without premium or penalty.

On February 17, 2017, the Company completed a private placement pursuant to which certain investors purchased 3,747,125 shares of Vermillion common stock at a price of $1.40 per share. Vermillion also issued warrants to purchase shares of common stock at a price of $0.125 per warrant share in the private placement. Aggregate gross proceeds of the private placement were approximately $5,597,000  (approximately $5,127,000 net of transaction costs). The warrants are exercisable for 2,810,338 shares of Vermillion common stock at $1.80 per share. The warrants expire on the fifth anniversary of the date of issuance or, if earlier, five business days after Vermillion delivers notice that the closing price per share of its common stock exceeded the exercise price for 20 consecutive trading days during the exercise period.

In December 2014, the Company issued warrants to purchase up to an aggregate of 4,166,659 shares of Vermillion common stock at an exercise price of $2.00 per share in conjunction with a December 2014 private placement of Vermillion common stock.  The warrants would have expired by their original terms on December 23, 2017.    On August 31, 2017, certain holders exercised warrants to purchase 3,796,818 shares of Vermillion common stock in consideration for the Company agreeing to reduce the exercise price to $1.00 per share of Vermillion common stock. The Company issued 3,796,818 shares of Vermillion common stock and received $3,796,818 in aggregate gross proceeds (approximately $3,576,000 net of transaction costs).

The Company has incurred significant net losses and negative cash flows from operations since inception, and as a result has an accumulated deficit of approximately $396,053,000 at December 31, 2017. The Company expects to incur a net loss in 2018 as well. The Company’s management believes that successful achievement of the business objectives will require additional financing.  The Company expects to raise capital through a variety of sources, which may include the exercise of common stock warrants,  public and private equity offerings,  debt financing, collaborations, licensing arrangements, grants and government funding and strategic alliances. However, additional funding may not be available when needed or on terms acceptable to the Company. If the Company is unable to obtain additional capital, it may not be able to continue sales and marketing, research and development, or other operations on the scope or scale of current activity and that could have a material adverse effect on the business, results of operations and financial condition.

There can be no assurance that the Company will achieve or sustain profitability or positive cash flow from operations.  Management expects cash from product and ASPiRA IVD sales to be the Company’s only material, recurring source of cash in 2018. Given the above conditions, there is substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements have been prepared on a going concern basis and do not include any adjustments that might result from these uncertainties.

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

Accounts receivable

Virtually all accounts receivable are derived from sales made to customers located in North America.  The Company performs ongoing credit evaluations of its customer’s financial condition and generally does not require collateral.  The Company maintains an allowance for doubtful accounts based upon the expected collectability of accounts receivable.  Accounts receivable at December 31, 2017 was from 20 customers.  Accounts receivable at December 31, 2016 was from 16 customers.

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

Patent Costs

Costs incurred in filing, prosecuting and maintaining patents (principally legal fees) are expensed as incurred and recorded within general and administrative expenses on the Consolidated Statements of Operations. Such costs aggregated approximately $258,000 and $308,000 for the years ended December 31, 2017 and 2016, respectively.

Stock-Based Compensation

The Company records the fair value of non-cash stock-based compensation costs for stock options and stock purchase rights related to the Amended and Restated 2010 Stock Incentive Plan, as amended (the “2010 Plan”). The Company estimates the fair value of stock options using a Black-Scholes option valuation model. This model requires the input of subjective assumptions including expected stock price volatility, expected life and estimated forfeitures of each award. The Company uses the straight line method to amortize the fair value over the vesting period of the award. These assumptions consist of estimates of future market conditions, which are inherently uncertain, and therefore are subject to management's judgment.

The expected life of options is based on historical data of actual experience with the options granted and represents the period of time that the options granted are expected to be outstanding.  This data includes employees’ expected exercise and post-vesting employment termination behaviors.  The expected stock price volatility is estimated using Company historical volatility in deriving the expected volatility assumption.  The Company made an assessment that Company historic volatility is most representative of future stock price trends.  The expected dividend yield is based on the estimated annual dividends that are expected to be paid over the expected life of the options as a percentage of the market value of the Company’s common stock as of the grant date.  The risk-free interest rate for the expected life of the options granted is based on the United States Treasury yield curve in effect as of the grant date.  The Company uses the straight-line method to amortize the fair value over the vesting period of the award. The Company records stock-based compensation net of estimated forfeitures.

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

New tax legislation, commonly referred to as the Tax Cuts and Jobs Act (H.R. 1), was enacted on December 22, 2017. ASC740, Accounting for Income Taxes, requires companies to recognize the effect of tax law changes in the period of enactment even though the effective date for most provisions is for tax years beginning after December 31, 2017. Since our federal deferred tax asset was fully offset by a valuation allowance, the reduction in the U.S. corporate income tax rate to 21% did not materially affect our financial statements. Significant provisions that are not yet effective but may impact income taxes in future years include: the repeal of the corporate Alternative Minimum Tax, the limitation on the current deductibility of net interest expense in excess of 30% of adjusted taxable income for levered balance sheets, a limitation on utilization of net operating losses generated after tax year 2017 to 80% of taxable income, the unlimited carryforward of net operating losses generated after tax year 2017, temporary 100% expensing of certain business assets, additional limitations on certain general and administrative expenses, and changes in determining the excessive compensation limitation. Currently, we do not anticipate paying cash federal income taxes in the near term due to any of the legislative changes, primarily due to the availability of our net operating loss carryforwards. Future interpretations relating to the recently enacted U.S. federal income tax legislation which vary from our current interpretation and possible changes to state tax laws in response to the recently enacted federal legislation may have a significant effect on this projection.

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

NOTE 2:Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This update changes the impairment model from the currently used incurred loss methodology to an expected loss methodology, which will result in the more timely recognition of losses. The ASU is scheduled to be effective in 2020. The Company is currently assessing the impact of this ASU on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases. The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently in the early stages of evaluating the impact of the pending adoption of the new standard on its consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), to supersede nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. This guidance requires that an entity depict the consideration by applying a five-step analysis in determining when and how revenue is recognized. The Company adopted the new revenue recognition standard as of January 1, 2018 using the modified retrospective method.

The Company has completed its analysis of the effect ASU 2014-09 will have on its Service Revenue and believes that the adoption of ASU 2014-09 will not result in a material cumulative catch-up adjustment under the modified retrospective method, or have a material impact on the Company's financial position or results of operations.

The Company has also substantially completed its analysis of the effect ASU 2014-09 will have on its Product Revenue.  However, the Company is continuing to analyze data as there is a  long collection cycle on some accounts and thus the passage of time provides more accurate data for analysis. Revenue that was recognized upon the ultimate receipt of cash under the Company’s previous revenue recognition policy has been reassessed under the new standard and will now be recognized upon performance of the OVA1 or Overa test. The Company also reviewed its patient account population to determine the appropriate distribution of patient accounts by payer  (i.e., Medicare, patient pay, other third-party payer, etc.) into portfolios with similar collection experience that, when evaluated for collectability, will result in a materially consistent revenue amount for such portfolios as if each patient account were evaluated on a contract-by-contract basis. The Company has estimated that a cumulative effect adjustment of approximately $400,000 to $700,000 will be recognized as of January 1, 2018 to beginning accumulated deficit and accounts receivable to reflect the recognition of revenue from accounts previously recognized on the cash basis of accounting.

NOTE 3:Strategic Alliance And Secured Line Of Credit with Quest Diagnostics Incorporated

In March 2015, the Company reached an agreement with Quest Diagnostics that terminated the previous Strategic Alliance Agreement with Quest Diagnostics. The Company also entered into a commercial agreement with Quest Diagnostics. Pursuant to this agreement, all OVA1 U.S. testing services for Quest Diagnostics customers were transferred to Vermillion’s wholly-owned subsidiary, ASPiRA LABS, as of August 2015. Pursuant to this agreement, as amended as of March 1, 2018,  Quest Diagnostics is continuing to provide blood draw and logistics support by transporting specimens from its clients to ASPiRA LABS for testing through at least March 11, 2019 in exchange for a market value fee. Per the terms of the new commercial agreement, the Company will not offer to existing or future Quest Diagnostics customers tests that Quest Diagnostics offers.

Note 4:       Property and Equipment

The components of property and equipment as of December 31, 2017 and 2016 were as follows:

	December 31,
(in thousands)	2017	2016
Machinery and equipment	$1,400	$1,381
Demonstration equipment	39	39
Computer equipment and software	1,055	1,029
Furniture and fixtures	120	127
Leasehold improvements	706	704
Gross property and equipment	3,320	3,280
Accumulated depreciation and amortization	(2,139)	(1,369)
Property and equipment, net	$1,181	$1,911

Depreciation expense for property and equipment was $786,000 and $723,000 for the years ended December 31, 2017 and 2016, respectively. The accumulated amortization of assets under capital lease obligations was $193,000 and the net book value of assets under capital lease obligations was $39,000 as of December 31, 2017. The accumulated amortization of assets under capital lease obligations was $116,000 and the net book value of assets under capital lease obligations was $116,000 as of December 31, 2016.

NOTE 5:Accrued Liabilities

The components of accrued liabilities as of December 31, 2017 and 2016 were as follows:

	December 31,
(in thousands)	2017	2016
Payroll and benefits related expenses	$867	$541
Collaboration and research agreements expenses	358	414
Professional services	216	217
Tax-related liabilities	-	4
Other accrued liabilities	209	288
Total accrued liabilities	$1,650	$1,464

NOTE 6:Commitments, Contingencies and debt

As of December 31, 2017, the annual amounts of future minimum payments under certain of the Company’s contractual obligations were:

	Payments Due by Period
(in thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating Leases	$574	$258	$261	$55	$-
Capital Leases	20	20	-	-	-
Debt Obligations	1,860	221	442	442	755
Total Contractual Obligations	$2,454	$499	$703	$497	$755

In addition, the Company has minimum royalty obligations (described below in non-cancelable collaboration obligations and other commitments) and minimum quantities of reagent purchases from the manufacturer of certain laboratory instruments.

Development Loan

On March 22, 2016, the Company entered into the Loan Agreement with the DECD, pursuant to which the Company may borrow up to $4,000,000 from the DECD.  Proceeds from the loan were utilized primarily to fund the build-out, information technology infrastructure and other costs related to the Company’s Trumbull, Connecticut facility and operations.  The loan bears interest at a fixed rate of 2.0% per annum and requires equal monthly payments of principal and interest until maturity, which occurs on April 15, 2026.  As security for the loan, the Company has granted the DECD a blanket security interest in the Company’s personal and intellectual property.  The DECD’s security interest in the Company’s intellectual property may be subordinated to a qualified institutional lender.  Under the terms of the Loan Agreement, as amended, the Company may be eligible for forgiveness of up to $2,000,000 of the principal amount of the loan if the Company achieves certain job creation and retention milestones by March 1, 2021 (the “Measurement Date”).  Conversely, if the Company is either unable to meet these job creation and retention milestones, namely, hiring and retaining for a consecutive two-year period 40 full-time employees with a specified average annual salary by the Measurement Date and retaining those employees for a two year period or does not maintain the Company’s Connecticut operations for a period of 10 years, the DECD may require early repayment of a portion or all of the loan depending on job attainment as compared to the required amount plus a penalty of 5% of the total funded loan.

An initial disbursement of $2,000,000 was made to the Company on April 15, 2016 under the Loan Agreement.  The Agreement provides that the remaining $2,000,000 will be advanced if and when the Company achieves certain other future milestones.   The loan may be prepaid at any time without premium or penalty.

The balance of the DECD loan was $1,666,000 and $1,849,000 at December 31, 2017 and 2016, respectively.

Operating Leases

The Company leases facilities to support its business of discovering, developing and commercializing diagnostic tests in the fields of gynecologic disease, including its principal facility and CLIA laboratory located in Austin, Texas.  As of December 31, 2017 the Company’s Austin, Texas lease included an annual base rent of $86,000 and annual estimated common area charges, taxes and insurance of $46,000.  The lease expires on January 31, 2019.

The Company’s Trumbull, Connecticut lease includes an aggregate annual base rent of $32,000 and annual estimated common area charges, taxes and insurance of $95,000. The lease expires on June 8, 2021.

Rental expense under operating leases for the years ended December 31, 2017 and 2016 totaled $254,000 and $234,000, respectively.

Capital Lease

In April 2015, the Company leased a laboratory instrument for a total initial payment of $125,000 and ongoing payments of approximately $3,500 per month for 36 months after delivery. The agreement also requires minimum annual purchases of reagents from the manufacturer of the equipment. The laboratory instrument was placed into service on July 1, 2015.

The accumulated amortization of assets under capital lease obligations was $193,000 and the net book value of assets under capital lease obligations was $39,000 as of December 31, 2017.  The accumulated amortization of assets under capital lease obligations was $116,000 and the net book value of assets under capital lease obligations was $116,000 as of December 31, 2016.

Non-cancelable Collaboration Obligations and Other Commitments

The Company had a research collaboration agreement with The Johns Hopkins University School of Medicine (“JHU”) directed at the discovery and validation of biomarkers in human subjects, including but not limited to clinical application of biomarkers in the understanding, diagnosis and management of human disease.  This agreement expired on March 31, 2016.  Collaboration expenses under the JHU collaboration were $15,000 and $264,000 for the years ended December 31, 2017 and 2016, respectively.  Collaboration expenses under the JHU collaboration are included in research and development expenses.  In addition, under the terms of the amended research collaboration agreement, Vermillion is required to pay the greater of 4% royalties on net sales of diagnostic tests using the assigned patents or annual minimum royalties of $57,500.    Royalty expense for the years ended December 31, 2017 and 2016 totaled $116,000 and $92,000, respectively.

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

The sale of common stock and issuance of warrants qualified for equity treatment under GAAP. The respective values of the warrants and common stock were calculated using their relative fair values and classified under common stock and additional paid-in capital. The value ascribed to the warrants is $804,000 and to the common stock is approximately $4,323,000.

Warrants

Warrants outstanding as of December 31, 2017 and 2016 were as follows:

		Exercise Price	Number of Shares Outstanding under Warrant
Issuance Date	Expiration Date	per Share	December 31, 2017	December 31, 2016
December 23, 2014	December 23, 2017	$ 2.00	-	4,166,659
February 17, 2017	February 17, 2022	$ 1.80	2,810,338	-
			2,810,338	4,166,659

See Note 1 regarding the August 2017 repricing and partial exercise of the common stock warrants issued on December 23, 2014.

NOTE 8:      Loss Per Share

The reconciliation of the numerators and denominators of basic and diluted loss per share for the years ended December 31, 2017 and 2016 was as follows:

	Loss	Shares	Per Share
(In thousands, except per share data)	(Numerator)	(Denominator)	Amount
Year ended December 31, 2016:
Net loss available to common shareholders - basic	$(14,968)	52,197,969	$(0.29)
Dilutive effect of common stock shares issuable upon exercise of stock options, exercise of warrants, and unvested restricted stock awards	-	-
Net loss available to common shareholders - diluted	$(14,968)	52,197,969	$(0.29)

Year ended December 31, 2017:
Net loss	$(10,497)
Deemed dividend on warrant repricing	(942)
Net loss available to common shareholders - basic	(11,439)	56,943,596	$(0.20)
Dilutive effect of common stock shares issuable upon exercise of stock options, exercise of warrants, and unvested restricted stock awards	-	-
Net loss available to common shareholders - diluted	$(11,439)	56,943,596	$(0.20)

Due to net losses for the years ended December 31, 2017 and 2016, diluted loss per share is calculated using the weighted average number of common shares outstanding and excludes the effects of potential shares of common stock that are antidilutive.

The potential shares of common stock that have been excluded from the diluted loss per share calculation above for the years ended December 31, 2017 and 2016 were as follows:

	Year Ended December 31,
	2017	2016
Stock options	4,219,568	3,451,073
Stock warrants	2,810,338	4,166,659
Unvested restricted stock awards	1,704	7,752
Potential common shares	7,031,610	7,625,484

NOTE 9:Employee Benefit Plans

2000 Stock Plan

Under the Amended and Restated 2000 Stock Plan (the “2000 Plan”), options could be granted at prices not lower than 85% and 100% of the fair market value of the common stock for non-statutory and statutory stock options, respectively.  Options generally vest monthly over a period of four years and unexercised options generally expire ten years from the date of grant.  The authority of Vermillion’s Board of Directors to grant new stock options and awards under the 2000 Plan terminated in 2010.  There were no stock options under the 2000 Stock Plan exercised during the year ended December 31, 2017 or 2016.  No additional shares of common stock were reserved for future option grants under the 2000 Plan.

2010 Stock Incentive Plan

Under the 2010 Plan, employees, directors and consultants of the Company are eligible to receive awards. The 2010 Plan is administered by the Compensation Committee of Vermillion’s Board of Directors.  The 2010 Plan permits the granting of a variety of awards, including stock options, share appreciation rights, restricted shares, restricted share units, unrestricted shares, deferred share units, performance and cash-settled awards, and dividend equivalent rights.  In  June 2015,  Vermillion’s stockholders approved an increase of 4,500,000 in the number of shares available for issuance under the 2010 Plan for a total of 8,122,983 shares.    Unexercised options generally expire ten years from the date of grant. There were no options exercised during the year ended December 31, 2017. Options to purchase 3,541 shares of common stock were exercised during the year ended December 31, 2016.

During the year ended December 31, 2017,  Vermillion issued to Vermillion’s Board of Directors 131,250 shares of restricted stock under the 2010 Plan having a fair value of $281,000 as payment for services rendered in 2017. The Company also issued to certain consultants 32,332 shares of restricted stock under the 2010 Plan having a fair value of $54,000. During the year ended December 31, 2016,  Vermillion issued to Vermillion’s Board of Directors 197,727 shares of restricted stock under the 2010 Plan having a fair value of $310,000 as payment for services rendered in 2016. The Company also issued to certain consultants 14,165 shares of restricted stock under the 2010 Plan having a fair value of $18,000.

The activity related to shares available for grant under the 2000 Plan and the 2010 Plan for the years ended December 31, 2017 and 2016 was as follows:

	2000 Stock Plan	2010 Stock Option Plan	Total
Shares available at December 31, 2015	-	3,371,505	3,371,505
Options canceled	33,050	2,243,217	2,276,267
Reduction in shares reserved	(33,050)	-	(33,050)
Options granted	-	(2,413,070)	(2,413,070)
Restricted stock units granted	-	(211,892)	(211,892)
Shares available at December 31, 2016	-	2,989,760	2,989,760
Options canceled	3,050	776,455	779,505
Reduction in shares reserved	(3,050)	-	(3,050)
Options granted	-	(1,548,000)	(1,548,000)
Restricted stock units granted	-	(163,582)	(163,582)
Shares available at December 31, 2017	-	2,054,633	2,054,633

The stock option activity under the 2000 Plan and 2010 Plan for the years ended December 31, 2017 and 2016 was as follows:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term
Options outstanding at December 31, 2015	3,317,811	$2.29	$91	8.24
Granted	2,413,070	1.33
Exercised	(3,541)	1.30
Canceled	(2,276,267)	2.21
Options outstanding at December 31, 2016	3,451,073	$1.70	$41	8.46
Granted	1,548,000	2.05
Exercised	-	-
Canceled	(779,505)	1.51
Options outstanding at December 31, 2017	4,219,568	$1.86	$1,033	8.02

Shares exercisable:
December 31, 2017	1,855,662	$1.99	$427	7.06
Shares expected to vest:
December 31, 2017	1,938,403	$1.77	$606	8.77

The range of exercise prices for options outstanding and exercisable at December 31, 2017 is as follows:

Exercise Price			Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Options Exercisable	Weighted Average Exercise Price
$0.01	-	$1.30	435,625	$0.99	8.74	188,489	$1.00
1.31	-	1.64	1,369,168	1.50	8.01	561,957	1.52
1.65	-	2.08	1,038,500	1.96	7.44	660,131	1.95
2.09	-	11.55	1,376,275	2.43	8.23	445,085	3.05

$0.01	-	$11.55	4,219,568	$1.86	8.02	1,855,662	$1.99

(in thousands)	Total Intrinsic Value of Options Exercised	Total Fair Value of Vested Options
Year ended December 31, 2017	$-	$2,272
Year ended December 31, 2016	$1	$1,562

Stock-based Compensation

Employee Stock-based Compensation Expense

The Company records stock-based compensation net of estimated forfeitures.  The assumptions used to calculate the fair value of options granted under the 2010 Plan that were incorporated in the Black-Scholes pricing model for the years ended December 31, 2017 and 2016 were as follows:

	Year Ended December 31,
	2017	2016
Dividend yield	-%	-%
Volatility	69%	77%

Risk-free interest rate	1.77%	0.96%
Expected lives (years)	4.0	4.0
Weighted average fair value	$1.11	$0.77

             The allocation of employee stock-based compensation expense by functional area for the years ended December 31, 2017 and 2016 was as follows:

	Year Ended December 31,
(in thousands)	2017	2016
Cost of sales	$82	$93
Research and development	6	71
Sales and marketing	150	101
General and administrative	914	759
Total	$1,152	$1,024

As of December 31, 2017, total unrecognized compensation cost related to unvested stock option awards was approximately $2,147,000 and the related weighted average period over which it is expected to be recognized was 2.56 years.

401(k) Plan

The Company’s 401(k) Plan allows eligible employees to defer up to an annual limit of the lesser of 90.0% of eligible compensation or a maximum contribution amount subject to the Internal Revenue Service annual contribution limit.  The Company is not required to make contributions under the 401(k) Plan.  During the years ended December 31, 2017 and 2016, the Company did not contribute to the 401(k) Plan.

NOTE 10:Income Taxes

There was no income tax expense or benefit for the years ended December 31, 2017 or 2016 because of net losses during those years. These net losses were generated from domestic operations.

Based on the available objective evidence and uncertainty about the timing and amount of any future profits, the Company has provided a full valuation allowance against our net deferred tax assets at December 31, 2017 and 2016.

The components of net deferred tax assets at December 31, 2017 and 2016 were as follows:

	Year Ended December 31,
(in thousands)	2017	2016
Deferred tax assets:
Net operating losses	$17,768	$22,861
Amortization - R&D intangibles	3,091	5,327
Other	2,461	2,903
Total deferred tax assets	23,320	31,091
Valuation allowance	(23,320)	(31,091)
Deferred tax assets	$-	$-

Deferred tax liabilities:
Other	$-	$-
Deferred tax liabilities	$-	$-

Net deferred tax asset	$-	$-

The reconciliation of the statutory federal income tax rate to the Company’s effective tax rate for the years ended December 31, 2017 and 2016 was as follows:

	Year Ended December 31,
	2017	2016
Tax at federal statutory rate	34%	34%
State tax, net of federal benefit	1	1
Valuation allowance	74	291
Change in warrant valuation	-	-
Net operating loss and credit reduction due to section 382 limitations	-	(327)
Permanent items	(2)	(2)
Change in Federal Tax Rate (2017 Tax Reform)	(111)	-
Other	4	3
Effective income tax rate	-%	-%

As of December 31, 2017, the Company had pre-tax net operating loss carryforwards of approximately $71,000,000 for federal and $173,000,000 for state tax purposes.  If not utilized, these carryforwards begin to expire in 2027 for federal purposes and 2018 for state purposes. In 2018, approximately $12,000,000 of the Company’s state net operating loss will expire. As of December 31, 2016, we had a net operating loss of approximately $59,000,000 for federal and $167,000,000 for state tax purposes.

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

The Tax Cuts and Jobs Act (the “Act”) was enacted on December 22, 2017. The Act reduces the U.S. federal corporate tax rate from 35 percent to 21 percent. In the year ended December 31, 2017, the Company revised its estimated annual effective rate to reflect a change in its U.S. federal statutory rate from 34 percent to 21 percent. The rate change is effective on January 1, 2018; therefore, the Company’s U.S. statutory tax rate for the fiscal year ended December 31, 2018, will be 21 percent.

At December 31, 2017, the Company has not completed its accounting for the tax effects of enactment of the Act; however, in certain cases, as described below, the Company has made a reasonable estimate of the effects on existing deferred tax balances. In other cases, the Company has not been able to make a reasonable estimate and continues to account for those items based on existing accounting under ASC 740, Income Taxes, and the provisions of the tax laws that were in effect immediately prior to enactment. The Securities and Exchange Commission has issued guidance that allows for a measurement period of up to one year after the enactment date of the Act to finalize the recording of the related tax impacts. The final transitional impacts of the Act may differ from the initial estimates.

Provisional amounts

Deferred tax assets and liabilities: Certain domestic-related deferred tax assets and liabilities were remeasured based on the rates at which they are expected to reverse in the future, which is generally 21 percent. As a valuation allowance is recorded for the full amount of these deferred tax assets and liabilities, the remeasurement of the deferred tax assets and liabilities was offset by a corresponding remeasurement of the valuation allowance.

We believe that it is more likely than not that the benefit from certain deferred tax assets will not be realized due to the history of our operating losses. In recognition of this risk, we have provided a valuation allowance on the deferred tax assets relating to these assets.  The valuation allowance was $23,000,000 and $31,000,000 at December 31, 2017 and 2016, respectively. The decrease of $8,000,000 between 2017 and 2016 is primarily due to adjustments to the domestic deferred tax assets related to the net operating losses and the change in the federal income tax rate from 34% to 21% under the Act.

The Company files income tax returns in the U.S. and in various state jurisdictions with varying statutes of limitations. The Company has not been audited by the Internal Revenue Service or any state income or franchise tax agency. As of December 31,

2017,  the Company’s federal returns for the years ended 2014 through the current period and most state returns for the years ended 2013 through the current period are still open to examination. In addition, all of the net operating loss carryforwards and research and development credits generated in years earlier than 2014 and 2013, respectively, are still subject to Internal Revenue Service audit. The federal and California tax returns for the year ended December 31, 2016 reflect research and development carryforwards of $5,430,000 and $5,317,000, respectively. The Company has recognized additional deferred tax assets for federal and California research and development credits of $46,000 and $35,000 for the year ended December 31, 2017, respectively.

As of December 31, 2017, our gross unrecognized tax benefits are approximately $10,828,000 which are attributable to research and development credit carryforwards.  A reconciliation of the change in the Company’s unrecognized tax benefits is as follows:

(in thousands)	Federal Tax	State Tax	Total
Balance at December 31, 2015	$5,335	$5,246	$10,581
Increase in tax position during 2016	95	71	166
Decrease due to expirations	-	-	-
Balance at December 31, 2016	$5,430	$5,317	$10,747
Increase in tax position during 2017	46	35	81
Decrease due to expirations	-	-	-
Balance at December 31, 2017	$5,476	$5,352	$10,828

The increase for the year ended December 31, 2017 relates to a position taken in the current year.  The increase for the year ended December 31, 2016 is related to tax positions taken during 2016 and prior years.  If the $11,000,000 of unrecognized income tax benefit is recognized, approximately $11,000,000 would impact the effective tax rate in the period in which each of the benefits is recognized.

We do not expect our unrecognized tax benefits to change significantly over the next 12 months. We recognize interest and penalties related to unrecognized tax benefits within the interest expense line and other expense line, respectively, in the consolidated statement of operations and comprehensive loss. We have not recorded any interest or penalties as a result of uncertain tax positions as of December 31, 2017 and 2016. Accrued interest and penalties would be included within the related liability in the consolidated balance sheet.

NOTE 11:Related Party Transactions

On December 18, 2017, the Company entered into a consulting agreement for a term of up to five months with the Company’s former Senior Vice President, Finance and Chief Accounting Officer.  Pursuant to the terms of the consulting agreement, the consultant is providing accounting and finance services related to the transition of financial leadership. The Company will pay $150 per hour for such consulting services.  The consultant will also remain eligible for payout under the Company’s 2017 Corporate Incentive Plan if he satisfactorily meets certain performance obligations as outlined in the consulting agreement.

On January 18, 2016, the Company entered into a consulting agreement with a member of Vermillion’s Board of Directors.  Pursuant to the terms of the consulting agreement, the consultant provided consulting services regarding business strategies and operational plans and was paid $375 per hour or a minimum of $51,750 for the period up to the expiration of the agreement on March 31, 2016.    During the year ended December 31, 2016, the consultant was paid $52,000 for services provided pursuant to the consulting agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vermillion, Inc.
Date: March 13, 2018	/s/ Valerie B. Palmieri
Valerie B. Palmieri President and Chief Executive Officer (Principal Executive Officer)
Date: March 13, 2018	/s/ Robert Beechey
Robert Beechey Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Valerie B. Palmieri Valerie B. Palmieri	President and Chief Executive Officer (Principal Executive Officer) and Director	March 13, 2018
/s/ Robert Beechey Robert Beechey	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 13, 2018
/s/ James T. LaFrance James T. LaFrance	Chairman of the Board of Directors	March 13, 2018
/s/ James S. Burns James S. Burns	Director	March 13, 2018
/s/ Veronica G. H. Jordan Veronica G. H. Jordan	Director	March 13, 2018
/s/ David Schreiber David Schreiber	Director	March 13, 2018
/s/ Carl Severinghaus Carl Severinghaus	Director	March 13, 2018
/s/ Eric Varma Eric Varma	Director	March 13, 2018

1