Form 10-Q
period 2018-03-31
VERMILLION, INC.
filed 2018-05-14
CIK 926617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON,  DC 20549

FORM 10-Q

(Mark One)

☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of April 30, 2018, the registrant had 70,039,338 shares of common stock, par value $0.001 per share, outstanding.

VERMILLION, INC.

FORM 10-Q

For the Quarter Ended March 31, 2018

Vermillion, OVA1 and Overa are registered trademarks of Vermillion, Inc.

PART I - FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

Vermillion, Inc.

Condensed Consolidated Balance Sheets

(Amounts in Thousands, Except Share and Par Value Amounts)

(Unaudited)

	March 31,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$3,103	$5,539
Accounts receivable	763	205
Prepaid expenses and other current assets	460	459
Inventories	102	102
Total current assets	4,428	6,305
Property and equipment, net	1,019	1,181
Other assets	-	11
Total assets	$5,447	$7,497

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$756	$745
Accrued liabilities	1,812	1,650
Short-term debt	186	185
Other current liabilities	20	29
Total current liabilities	2,774	2,609
Non-current liabilities:
Long-term debt	1,434	1,481
Other non-current liabilities	-	-
Total liabilities	4,208	4,090
Commitments and contingencies (Note 3)
Stockholders’ equity:
Common stock, par value $0.001 per share, 150,000,000 shares authorized at
March 31, 2018 and December 31, 2017; 60,039,338 and 60,036,017 shares issued and outstanding at March 31, 2018 and December 31, 2017,
respectively	60	60
Additional paid-in capital	399,582	399,400
Accumulated deficit	(398,403)	(396,053)
Total stockholders’ equity	1,239	3,407
Total liabilities and stockholders’ equity	$5,447	$7,497

See accompanying notes to the unaudited condensed consolidated financial statements.

Vermillion, Inc.

Condensed Consolidated Statements of Operations

(Amounts in Thousands, Except Share and Per Share Amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
Revenue:
Product	$613	$678
Service	36	48
Total revenue	649	726
Cost of revenue(1):
Product	533	422
Service	270	305
Total cost of revenue	803	727
Gross profit (loss)	(154)	(1)
Operating expenses:
Research and development(2)	142	225
Sales and marketing(3)	1,225	1,023
General and administrative(4)	1,314	1,407
Total operating expenses	2,681	2,655
Loss from operations	(2,835)	(2,656)
Interest income (expense), net	(12)	(12)
Other income (expense), net	(3)	(5)
Net loss	$(2,850)	$(2,673)
Net loss per share - basic and diluted	$(0.05)	$(0.05)
Weighted average common shares used to compute basic and diluted net loss per common share	60,037,161	54,123,038
Non-cash stock-based compensation expense included in cost of revenue and operating expenses:
(1) Cost of revenue	$30	$39
(2) Research and development	1	3
(3) Sales and marketing	43	37
(4) General and administrative	108	215

See accompanying notes to the unaudited condensed consolidated financial statements.

Vermillion, Inc.

Condensed Consolidated Statements of Cash Flows

(Amounts in Thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(2,850)	$(2,673)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	186	202
Stock-based compensation expense	182	294
Loss on sale and disposal of property and equipment	-	4
Changes in operating assets and liabilities:
Accounts receivable	(58)	(51)
Prepaid expenses and other assets	10	100
Inventories	-	3
Accounts payable, accrued liabilities and other liabilities	173	(300)
Net cash used in operating activities	(2,357)	(2,421)
Cash flows from investing activities:
Purchase of property and equipment	(24)	(26)
Net cash used in investing activities	(24)	(26)
Cash flows from financing activities:
Proceeds from private placement offering of common stock, net of issuance costs	-	5,156
Principal repayment of DECD loan	(46)	(47)
Repayment of capital lease obligations	(9)	(7)
Proceeds from issuance of common stock from exercise of stock options	-	-
Net cash provided by (used in) financing activities	(55)	5,102
Net increase (decrease) in cash and cash equivalents	(2,436)	2,655
Cash and cash equivalents, beginning of period	5,539	5,242
Cash and cash equivalents, end of period	$3,103	$7,897
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	12	12

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

Liquidity

The Company has incurred significant net losses and negative cash flows from operations since inception, and as a result has an accumulated deficit of approximately $398,403,000 at March 31, 2018. The Company also expects to incur a net loss and negative cash flows from operations for the remainder of 2018.  There can be no assurance that the Company will achieve or sustain profitability or positive cash flow from operations.  However, management believes that the current working capital position will be sufficient to meet the Company’s working capital needs for at least the next 12 months.

As discussed in Note 4, on April 17, 2018, the Company completed two public offerings, pursuant to which certain investors purchased Vermillion common stock and Vermillion Series B convertible preferred stock for net proceeds of approximately $13,300,000 after deducting offering expenses.

As discussed in Note 4, on August 31, 2017, certain investors exercised outstanding warrants to purchase shares of Vermillion common stock for net proceeds of approximately $3,577,000 after deducting offering expenses.

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

The unaudited condensed consolidated financial statements and related disclosures have been prepared with the presumption that users of the interim unaudited condensed consolidated financial statements have read or have access to the audited consolidated financial statements for the preceding fiscal year. The condensed consolidated balance sheet at December 31, 2017 included in this report has been derived from the audited consolidated financial statements at that date but does not include all the information and footnotes required by GAAP. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2017 included in Vermillion’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 13,  2018 (the “2017 Annual Report”).

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimated results.

Significant Accounting and Reporting Policies

Revenue Recognition

The Company accounts for revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), which it adopted on January 1, 2018 using the modified retrospective method.

In accordance with ASC 606, revenue is recognized when a customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these goods and services.

Product Revenue

Prior to January 1, 2018, the Company recognized product revenue in accordance with the provisions of ASC 954-605, Health Care Entities - Revenue Recognition.  The Company's product revenue is generated by performing diagnostic services using its OVA1 and Overa tests, and the service is completed upon the delivery of the test result to the prescribing physician. The entire transaction price is allocated to the single performance obligation contained in a contract with a patient. Under the previous revenue recognition accounting methodology, certain product revenue was recognized upon the ultimate receipt of cash. Under ASC 606, all revenue is recognized upon completion of the OVA1 or Overa test based on estimates of amounts that will ultimately be realized. In determining the amount of revenue to be recognized for a delivered test result, the Company considers factors such as payment history and amount, payer coverage, whether there is a reimbursement contract between the payer and the Company, and any current developments or changes that could impact reimbursement. These estimates require significant judgment by management as the collection cycle on some accounts can be as long as one year.

The Company also reviewed its patient account population and determined an appropriate distribution of patient accounts by payer (i.e., Medicare, patient pay, other third-party payer, etc.) into portfolios with similar collection experience. The Company has elected this practical expedient that, when evaluated for collectability, results in a materially consistent revenue amount for such portfolios as if each patient account were evaluated on an individual contract basis. There were no impairment losses on accounts receivable recorded during the three months ended March 31, 2018.

Under the modified retrospective implementation method, the Company recorded a one-time cumulative effect adjustment at January 1, 2018 to reflect the aggregate effect of all open OVA1 and Overa tests performed prior to January 1, 2018 as if  revenue had been recognized under ASC 606.  The cumulative effect adjustment was recorded increasing the opening balance of Accounts Receivable by $500,000 in the condensed consolidated balance sheets with an offsetting reduction to Accumulated Deficit. The Company’s right to receive payment on this balance is contingent only on the passage of time.

The following tables show the impact of adoption to our consolidated statement of operations and balance sheet:

Three Months Ended March 31, 2018
	Impact of changes in accounting policies
	As Reported	Balances without adoption of ASC 606	Effect of Change Higher/(Lower)
Product revenue	$613	$586	$27
Operating loss	(2,835)	(2,862)	$27
Net loss	$(2,850)	$(2,877)	$27
Net loss per share, basic and diluted	$(0.05)	$(0.05)	$-

March 31, 2018
	Impact of changes in accounting policies
	As Reported	Balances without adoption of ASC 606	Effect of Change Higher/(Lower)
Assets:
Accounts receivable	763	236	$527
Stockholders' equity:
Accumulated deficit	$(398,403)	$(398,930)	$527

ASC 606 did not have an aggregate impact on the Company’s net cash provided by operating activities, but resulted in offsetting changes in certain assets and liabilities presented within net cash provided by operating activities in the Company’s condensed consolidated statement of cash flows, as reflected in the above tables.

Other Practical Expedients

The Company does not adjust the transaction price for the effects of a significant financing component, as at contract inception, the Company expects the collection cycle to be one year or less.

The Company expenses sales commissions when incurred because the amortization period would have been one year or less.  These costs are recorded within sales and marketing expenses.

Service Revenue

The Company’s service revenue is generated by performing IVD trial services for third-party customers. Application of the modified retrospective method did not impact amounts previously reported by the Company, nor did it require a cumulative effect adjustment upon adoption, as the Company’s method of recognizing revenue under ASC 606 was analogous to the method utilized immediately prior to adoption.  Accordingly, there is no need for the Company to disclose the amount by which each financial statement line item was affected as a result of applying the new standard and an explanation of significant changes.

Measurement of progress on contracts with customers will generally be based on the input measurement of cost incurred relative to the total expected costs to satisfy the performance obligation. The Company has not disclosed the value of unsatisfied performance obligations for all service revenue contracts with an original expected length of one year or less, which is an optional exemption that is permitted under the adoption rules. The remainder are not material to the consolidated financial statements.

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

In February 2016, the FASB issued ASU No. 2016-2, Leases (Topic 842) (“ASU 2016-2”). This guidance is intended to make leasing activities more transparent and comparable, and requires substantially all leases be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, including leases currently accounted for as operating leases. ASU 2016-2 will be effective for interim and annual periods beginning after December 15, 2018. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. Full retrospective application is prohibited and early adoption is permitted. The Company expects to adopt this standard beginning in 2019. The Company is still evaluating the effect adoption will have on our financial statements.

In May 2014, the FASB issued ASC 606, which superseded existing revenue recognition guidance. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The Company adopted ASC 606 effective on January 1, 2018 using the modified retrospective method. Please see the above “Revenue Recognition” section for a discussion of the Company’s revenue recognition under ASC 606.

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

3.   COMMITMENTS AND CONTINGENCIES

Development Loan

On March 22, 2016, the Company entered into the Loan Agreement with the DECD, pursuant to which the Company may borrow up to $4,000,000 from the DECD.  Proceeds from the loan were utilized primarily to fund the build-out, information technology infrastructure and other costs related to the Company’s Trumbull, Connecticut facility and operations.  The loan bears interest at a fixed rate of 2.0% per annum and requires equal monthly payments of principal and interest until maturity, which occurs on April 15, 2026.  As security for the loan, the Company has granted the DECD a blanket security interest in the Company’s personal and intellectual property.  The DECD’s security interest in the Company’s intellectual property may be subordinated to a qualified institutional lender.  Under the terms of the Loan Agreement, as amended, the Company may be eligible for forgiveness of up to $2,000,000 of the principal amount of the loan if the Company achieves certain job creation and retention milestones by March 1, 2021 (the “Measurement Date”).  Conversely, if the Company is either unable to meet these job creation and retention milestones, namely, hiring and retaining for a consecutive two-year period 40 full-time employees with a specified average annual salary by the Measurement Date,  or does not maintain the Company’s Connecticut operations for a period of 10 years, the DECD may require early repayment of a portion or all of the loan depending on job attainment as compared to the required amount plus a penalty of 5% of the total funded loan.

An initial disbursement of $2,000,000 was made to the Company on April 15, 2016 under the Loan Agreement.  The remaining $2,000,000 will be advanced if and when the Company achieves certain other future milestones. The loan may be prepaid at any time without premium or penalty.

Operating Leases

The Company leases facilities to support its business of discovering, developing and commercializing diagnostic tests in the fields of gynecologic disease. The Company’s principal facility, including the CLIA laboratory used by ASPiRA LABS, is located in Austin, Texas, and the CLIA laboratory used by ASPiRA IVD is located in Trumbull, Connecticut.  The Austin, Texas lease includes an aggregate annual base rent of $86,000 and annual estimated common area charges, taxes and insurance of $46,000 and expires on January 31, 2019.

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

Building rent for the three months ended March 31, 2018 and 2017 totaled $66,000 and $61,000, respectively.

Capital Lease

In April 2015, the Company leased a laboratory instrument for a total initial payment of $125,000 and ongoing payments of approximately $3,500 per month for 36 months after delivery. The agreement also requires minimum annual purchases of reagents from the manufacturer of the equipment. The laboratory instrument was placed into service on July 1, 2015.

The accumulated amortization of assets under capital lease obligations was $213,000 and $135,000 as of March 31, 2018 and 2017, respectively. The net book value of assets under capital lease obligations was $19,000 and $99,000 as of March 31, 2018 and 2017, respectively.

Non-cancelable Royalty Obligations

The Company is a party to an amended research collaboration agreement with The Johns Hopkins University School of Medicine under which the Company licenses certain of its intellectual property.  Under the terms of the amended research collaboration agreement, Vermillion is required to pay the greater of 4% royalties on net sales of diagnostic tests using the assigned patents or annual minimum royalties of $57,500.  Royalty expense for the three months ended March 31, 2018 and 2017 totalled $24,000 and $29,000, respectively.

4.   STOCKHOLDERS’ EQUITY

2018 Offerings

On  April 13, 2018,  the Company entered into two underwriting agreements (each, an “Underwriting Agreement”) with Piper Jaffray & Co., as the sole underwriter (the “Underwriter”), in connection with separate but concurrent public offerings of the Company’s securities.

Pursuant to the first Underwriting Agreement, the Company agreed to issue and sell an aggregate of 10,000,000 shares of Vermillion common stock, par value $0.001 per share, offered by the Underwriter in a public offering at a price to the public of $1.00 per share (the “Common Stock Offering”). Under this Underwriting Agreement, the Company granted the Underwriter an option to purchase up to an additional 1,500,000 shares of Vermillion common stock at the public offering price, less underwriting discounts and commissions, to cover over-allotments, if any. The Underwriter did not exercise this option. The Common Stock Offering closed on April 17, 2018 and resulted in proceeds, net of underwriting costs, to the Company of $9,300,000, before expenses.

Pursuant to the second Underwriting Agreement, the Company agreed to issue and sell an aggregate of 50,000 shares of Vermillion Series B Convertible Preferred Stock, par value $0.001 per share, offered by the Underwriter in a public offering at a price to the public of $100.00 per share (the “Series B Offering”).  The Series B Offering closed on April 17, 2018 and resulted in proceeds, net of underwriting costs, to the Company of $4,650,000, before expenses.

2017 Warrant Repricing and Exercise

In December 2014, the Company issued warrants to purchase up to an aggregate of 4,166,659 shares of Vermillion common stock at an exercise price of $2.00 per share in conjunction with a December 2014 private placement of Vermillion common stock.  The warrants expire by their original terms on December 23, 2017.

On August 31, 2017, certain holders of these warrants exercised warrants to purchase 3,796,818 shares of Vermillion common stock in consideration for the Company agreeing to reduce the exercise price to $1.00 per share of Vermillion common stock.

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

Stock-Based Compensation

During the three months ended March 31, 2018, the Company issued to certain consultants 3,321 shares of restricted stock under the 2010 Plan having a fair value of approximately $5,000.

On April 13, 2018, the Company awarded Vermillion’s non-employee directors 398,400 shares of restricted stock under the 2010 Plan having a fair value of approximately $442,000.  The vesting of these shares of restricted stock is as follows: 50% on June 1, 2018, 25% on September 1, 2018, and 25% on December 1, 2018.

On April 13, 2018, the Company granted certain officers and employees options to purchase 934,000 shares of Vermillion common stock with an exercise price of $1.11 per share. These stock options vest 25% on each of the four anniversaries of the vesting commencement date for each such stock option.

The allocation of employee stock-based compensation expense by functional area for the three months ended March 31, 2018 and 2017 was as follows:

	Three Months Ended
	March 31,
(in thousands)	2018	2017
Cost of revenue	$24	$20
Research and development	1	3
Sales and marketing	47	32
General and administrative	139	131
Total	$211	$186

5.   LOSS PER SHARE

The Company calculates basic loss per share using the weighted average number of shares of Vermillion common stock outstanding during the period. Because the Company is in a net loss position, diluted loss per share is calculated using the weighted average number of shares of Vermillion common stock outstanding and excludes the effects of 7,419,718 and  11,720,268 potential shares of Vermillion common stock as of March 31, 2018 and 2017, respectively, that are anti-dilutive. Potential shares of Vermillion common stock include incremental shares of Vermillion common stock issuable upon the exercise of outstanding warrants, stock options and unvested restricted stock units.

6.   RELATED PARTY TRANSACTIONS

On December 18, 2017, the Company entered into a consulting agreement for a term of up to five months with the Company’s former Senior Vice President, Finance and Chief Accounting Officer.  Pursuant to the terms of the consulting agreement, the consultant has provided accounting and finance services related to the transition of financial leadership. The Company agreed to pay $150 per hour for such consulting services.  The consultant also remains eligible for payout under the Company’s 2017 Corporate Incentive Plan if he satisfactorily meets certain performance obligations as outlined in the consulting agreement. During the three months ended March 31 2018, the consultant was paid $45,675 for services provided pursuant to the consulting agreement.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995.

These statements involve a number of risks and uncertainties. Words such as “may,” “expects,” “intends,” “anticipates,” “believes,” “estimates,” “plans,” “seeks,” “could,” “should,” “continue,” “will,” “potential,” “projects” and similar expressions are intended to identify such forward-looking statements. Readers are cautioned that these forward-looking statements speak only as of the date on which this Quarterly Report on Form 10-Q is filed with the Securities and Exchange Commission (the “SEC”), and, except as required by law, Vermillion, Inc. (“Vermillion” and, together with its subsidiaries, the “Company,” “we,” “our,” or “us”) does not assume any obligation to update, amend or clarify them to reflect events, new information or circumstances occurring after such date.

Examples of forward-looking statements regarding our business include the following:

•	projections or expectations regarding our future test volumes, revenue, cost of revenue, operating expenses, cash flow, results of operations and financial condition;
•	our plan to broaden our commercial focus from ovarian cancer to differential diagnosis of women with a range of gynecological disorders;
•	our planned business strategy and the anticipated timing of the implementation thereof;
•	plans with respect to our market expansion and growth, including plans to market Ova1 and Overa outside the United States;
•	plans to develop new algorithms and molecular diagnostic tests;
•	plans to develop a product or tool combining an OVA1 with results of a symptom index;
•	plans to establish our own payer coverage Overa and expand coverage for OVA1;
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

Forward-looking statements are subject to significant risks and uncertainties, including those discussed in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2017 (our “2017 Annual Report”), that could cause actual results to differ materially from those projected in such forward-looking statements due to various factors, including our ability to increase the volume of OVA1 or Overa sales; our ability to market our test through sales channels other than Quest Diagnostics including ASPiRA LABS; failures by third-party payers to reimburse OVA1 or Overa or changes or variances in reimbursement rates; our ability to secure additional capital on acceptable terms to execute our business plan; our ability to commercialize OVA1 or Overa both within and outside the United States; in the event that we succeed in commercializing OVA1 or Overa outside the United States, the political, economic and other conditions affecting other countries (including foreign exchange rates); our ability to continue developing certain existing technologies; our ability to develop and commercialize additional diagnostic products and achieve market acceptance with respect to these products; our ability to compete successfully; our ability to obtain any regulatory approval required for our future diagnostic products; our or our suppliers’ ability to comply with Food and Drug Administration (“FDA”) requirements for production, marketing and post-market monitoring of our products; additional costs that may be required to make further improvements to our manufacturing operations; our ability to maintain sufficient or acceptable supplies of immunoassay kits from our suppliers; our ability to continue to develop, protect and promote our proprietary technologies; our ability to use intellectual property directed to diagnose biomarkers; our ability to successfully defend our proprietary technology against third parties; future litigation against us, including infringement of intellectual property and product liability exposure; our ability to retain key employees; business interruptions; legislative actions resulting in higher compliance costs; changes in healthcare policy; our ability to comply with environmental laws; our ability to generate sufficient demand for ASPiRA LABS’ services to cover its operating costs; our ability to comply with the additional laws and regulations that apply to us in connection with the operation of ASPiRA LABS; our ability to comply with FDA regulations that relate to our products and to obtain any FDA clearance or approval required to develop and perform LDTs; ASPiRA IVD’s lack of operating history; ASPiRA IVD’s ability to generate and maintain business; fluctuations over time with respect to ASPiRA IVD’s operating results; ASPiRA IVD’s ability to enter into profitable contracts; ASPiRA IVD’s ability to maintain effective information systems without significant interruption; ASPiRA IVD’s ability to perform its services in compliance with contractual requirements, regulatory standards and ethical considerations;  and our ability to integrate and achieve anticipated results from any acquisitions or strategic alliances.

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

Our initial product, OVA1, is an  FDA-cleared blood test designed to, in addition to a physician’s clinical assessment of a woman with a pelvic mass, identify women who are at high risk of having a malignant ovarian tumor prior to planned surgery. We have launched on a targeted basis a second-generation biomarker panel known as Overa, which is intended to maintain our product’s high sensitivity while improving specificity. We received FDA clearance for Overa in March 2016. Overa uses the Roche cobas 6000 platform.

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

In the United States, revenue for diagnostic tests comes from several sources, including third-party payers such as insurance companies, government healthcare programs, such as Medicare and Medicaid, client bill accounts and patients. Novitas Solutions, the Medicare contractor, covers and reimburses for OVA1 tests performed in certain states, including Texas. Because OVA1 tests are exclusively performed at ASPiRA LABS in Texas this local coverage determination from Novitas Solutions essentially provides national coverage for patients enrolled in Medicare as well as Medicare Advantage health plans. ASPiRA LABS also bills third-party commercial and other government payers as well as client bill accounts and patients for OVA1.

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

In July 2017, ASPiRA LABS expanded its patient advocacy program nationally to assist patients with proactive benefit checks, with over 90% resulting in OVA1 utilization.

In September 2017, the preliminary Protecting Access to Medicare Act of 2014 (“PAMA”) price for OVA1 and Overa was published by the Center for Medicare and Medicaid Service. The preliminary OVA1 rate is based on the median of private payer payments we submitted as part of the market-based payment reforms mandated through PAMA. The Overa price was benchmarked to the only proteomic test currently on the fee schedule, which uses biomarkers and an algorithm to produce a prognostic score. Under the new fee schedule effective January 1, 2018, the price for OVA1 (MIA) (code 81503) is $897 and the price for Overa is $950.

In 2018, we expect to continue making progress with increased payer positive medical polices and in network agreements.

Recent Developments

On April 17, 2018, the Company completed two underwritten public offerings, pursuant to which certain investors purchased 10,000,000 shares of Vermillion common stock, par value $0.001 per share, for $1.00 per share (the “Common Stock Offering”) and 50,000 shares of Vermillion Series B convertible preferred stock, par value $0.001 per share, for $100.00 per share (the “Series B Offering” and, together with the Common Stock Offering, the “Offerings”) for net proceeds of approximately $13,300,000 after deducting offering expenses.

Critical Accounting Policies and Estimates

Prior to January 1, 2018, we recognized product revenue in accordance with the provisions of ASC 954-605, Health Care Entities - Revenue Recognition.  Our product revenue is generated by performing diagnostic services using its OVA1 and Overa tests, and the service is completed upon the delivery of test result to the prescribing physician. Under the previous revenue recognition accounting methodology, certain product revenue was recognized upon the ultimate receipt of cash. Under ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), all revenue is recognized upon completion of the OVA1 or Overa test based on estimates of amounts that will ultimately be realized. In determining the amount to accrue for a delivered test result, we consider factors such as historical payment history and amount, payer coverage, whether there is a reimbursement contract between the payer and us, and any current developments or changes that could impact reimbursement. These estimates require significant judgment by management. We also reviewed our patient account population and determined an appropriate distribution of patient accounts by payer (i.e., Medicare, patient pay, other third-party payer, etc.) into portfolios with similar collection experience. When evaluated for collectability, this results in a materially consistent revenue amount for such portfolios as if each patient account were evaluated on an individual contract basis.

Under the modified retrospective implementation method, we recorded a one-time cumulative effect adjustment at January 1, 2018 to reflect the aggregate effect of all OVA1 and Overa tests performed prior to January 1, 2018 as of revenue had been recognized under ASC 606.  The cumulative effect adjustment was recorded increasing the opening balance of Accounts Receivable by $500,000 in the condensed consolidated balance sheets with an offsetting reduction to Accumulated Deficit.

Results of Operations - Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

The selected summary financial and operating data of the Company for the three months ended March 31,  2018 and 2017 were as follows:

	Three Months Ended
	March 31,		Increase (Decrease)
(dollars in thousands)	2018	2017	Amount	%
Revenue:
Product	$613	$678	$(65)	(10)
Service	36	48	(12)	(25)
Total revenue	649	726	(77)	(11)
Cost of revenue:
Product	533	422	111	26
Service	270	305	(35)	(11)
Total cost of revenue	803	727	76	10
Gross profit (loss)	(154)	(1)	(153)	15,300
Operating expenses:
Research and development	142	225	(83)	(37)
Sales and marketing	1,225	1,023	202	20
General and administrative	1,314	1,407	(93)	(7)
Total operating expenses	2,681	2,655	26	1
Loss from operations	(2,835)	(2,656)	(179)	7
Interest income (expense), net	(12)	(12)	-	-
Other income (expense), net	(3)	(5)	2	(40)
Net loss	$(2,850)	$(2,673)	$(177)	7

Product Revenue.  Product revenue was $613,000 for the three months ended March 31, 2018 compared to $678,000 for the same period in 2017.  Effective January 1, 2018, revenue for ASPiRA LABS is being recognized when the OVA1 test is being performed based on estimates of what we expect to ultimately realize.   The 10% product revenue decrease is due to a decrease in our tests performed, especially those for client bill customers.

The number of OVA1 tests performed decreased 21% to approximately 1,818 OVA1 tests during the three months ended March 31, 2018 compared to approximately 2,293 OVA1 tests for the same period in 2017. The volume decrease was primarily due to the previously announced loss of a client bill customer in July 2017,  which was concentrated in uncovered territories (territories not covered by an ASPiRA sales representative).  We expect the test volume to improve sequentially over the course of the year, primarily in the second half of the year as we increase our sales and marketing investments.

Service Revenue.  Service revenue was $36,000 for the three months ended March 31, 2018 compared to $48,000 for the same period in 2017.  Service revenue varies from quarter to quarter based on the stages of ongoing customer projects. Revenue for ASPiRA IVD is being recognized once certain revenue recognition criteria has been met (see Note 1 to the financial statements included in Part I, Item I of this Form 10-Q).

Cost of Revenue - Product.  Cost of product revenue was $533,000 for the three months ended March 31, 2018 compared to $422,000 for the same period in 2017, representing an increase of 26% due primarily to some equipment maintenance costs, increased postage and Quest project management fees incurred in the first quarter.  We expect the cost of product revenue to remain consistent in the second quarter of 2018  compared to the first quarter of 2018.

Cost of Revenue - Service.    Cost of service revenue was $270,000 for the three months ended March 31, 2018 compared to $305,000 for the same period in 2017. The 11% decrease related primarily to consulting costs incurred in connection with larger projects in the first quarter of 2017. We expect the cost of service revenue to fluctuate consistent with service revenue some but to be largely consistent with the first quarter due to the fixed nature of the costs.

Research and Development Expenses.  Research and development expenses represent costs incurred to develop our technology and carry out clinical studies, and include personnel-related expenses, regulatory costs, reagents and supplies used in research and development laboratory work, infrastructure expenses, contract services and other outside costs. Research and development expenses for the three months ended March 31, 2018 decreased $83,000, or 37%, compared to the same period in 2017.  This decrease was primarily due to a reduction in personnel and personnel related expenses. We expect research and development expenses to remain consistent with first quarter 2018 levels in the second quarter of 2018.

Sales and Marketing Expenses.  Our sales and marketing expenses consist primarily of personnel-related expenses, education and promotional expenses, and infrastructure expenses. These expenses include the costs of educating physicians, laboratory personnel and other healthcare professionals regarding OVA1 and Overa. Sales and marketing expenses also include the costs of sponsoring continuing medical education, medical meeting participation, and dissemination of scientific and health economic publications. Sales and marketing expenses for the three months ended March 31, 2018 increased $202,000, or 20%, compared to the same period in 2017.  This increase was primarily due to increased headcount and personnel-related expenses in the first quarter of 2018 compared to 2017. We expect sales and marketing expenses to increase modestly over the remainder of 2018 as we focus efforts on the commercialization of OVA1 and Overa.

General and Administrative Expenses.  General and administrative expenses consist primarily of personnel-related expenses, professional fees and other costs, including legal, finance and accounting expenses and other infrastructure expenses. General and administrative expenses for the three months ended March 31, 2018 decreased by $93,000, or 7%, compared to the same period in 2017.  The decrease was primarily due to the remeasurement of consultant stock options at the end of the first quarter. We expect general and administrative expenses to increase modestly over the second quarter of 2018.

Liquidity and Capital Resources

We plan to continue to expend resources selling and marketing OVA1 and Overa, operating our IVD trial services business and developing additional diagnostic tests and service capabilities.

We have incurred significant net losses and negative cash flows from operations since inception. At March 31, 2018, we had an accumulated deficit of $398,403,000 and stockholders’ equity of $1,239,000. As of March 31, 2018, we had $3,103,000 of cash and cash equivalents and $2,774,000 of current liabilities. Working capital was $1,654,000 and $3,696,000 at March 31, 2018 and December 31, 2017, respectively.

On April 17, 2018, the Company completed the Offerings pursuant to which certain investors purchased Vermillion common stock and Vermillion Series B Convertible Preferred Stock for net proceeds of approximately $13,300,000 after deducting offering expenses.

On August 31, 2017, certain holders exercised warrants to purchase 3,796,818 shares of Vermillion common stock (which warrants were issued in conjunction with a December 2014 private placement of Vermillion common stock)  in consideration for the Company agreeing to reduce the exercise price from $2.00 to $1.00 per share of Vermillion common stock. As a result, the Company issued 3,796,818 shares of Vermillion common stock and received  $3,796,818 in aggregate gross proceeds (approximately $3,577,000 net of transaction costs).

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

We expect to incur a net loss and negative cash flows from operations in the remainder of 2018.  Our management believes that successful achievement of our business objectives  may require additional financing.

The Company expects to raise capital, if necessary, through a variety of sources, which may include the exercise of common stock warrants, equity offerings, debt financing, collaborations, licensing arrangements, grants and government funding and strategic alliances.   However, additional funding may not be available when needed or on terms acceptable to the Company. If the Company is unable to obtain additional capital, it may not be able to continue sales and marketing, research and development, or other operations on the scope or scale of current activity and that could have a material adverse effect on the Company’s business, results of operations and financial condition.

Net cash used in operating activities was $2,357,000 for the three months ended March 31, 2018, resulting primarily from the net loss reported of $2,850,000 and changes in accounts receivable of $58,000, partially offset by depreciation and amortization of $186,000,  stock compensation expense of $182,000, changes in accounts payable, accrued and other liabilities of $173,000 and changes in prepaid expenses of $10,000.

Net cash used in operating activities was $2,421,000 for the three months ended March 31, 2017 resulting primarily from the net loss reported of $2,673,000, changes in accounts payable, accrued and other liabilities of $300,000, and accounts receivable of $51,000, partially offset by stock compensation expense of $294,000, depreciation and amortization of $202,000 and changes in prepaid expenses of $100,000.

Net cash used in investing activities was $24,000 and $26,000 for the three months ended March 31, 2018 and 2017, respectively, which consisted of property and equipment purchases.

Net cash used in financing activities was $55,000 for the three months ended March 31, 2018, which consisted primarily of the repayment of the DECD loan.

Net cash provided by financing activities of $5,102,000 for the three months ended March 31, 2017 consisted primarily of proceeds from the sale of Vermillion common stock in our February 2017 private placement, net of issuance costs.

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

We have significant net operating loss (“NOL”) carryforwards as of March 31, 2018 for which a full valuation allowance has been provided due to our history of operating losses. Section 382 of the Internal Revenue Code of 1986, as amended, as well as similar state provisions may restrict our ability to use our NOL credit carryforwards due to ownership change limitations occurring in the past or that could occur in the future. These ownership changes may also limit the amount of NOL credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively.

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

Off-Balance Sheet Arrangements

As of March 31, 2018, we had no off-balance sheet arrangements that are reasonably likely to have a current or future material effect on our condensed consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Per Item 305(e) of Regulation S-K, the information called for by this Item 3 is not required.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

Our senior management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2018. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2018, our disclosure controls and procedures were effective.

Changes in internal controls over financial reporting.

There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In the ordinary course of business, we may periodically become subject to legal proceedings and claims arising in connection with ongoing business activities. The results of litigation and claims cannot be predicted with certainty, and unfavorable resolutions are possible and could materially and adversely affect our results of operations, cash flows and financial position. In addition, regardless of the outcome, litigation could have an adverse impact on us because of defense costs, diversion of management resources and other factors. While the outcome of these proceedings and claims cannot be predicted with certainty, there are no matters, as of March 31, 2018, that, in the opinion of management, will have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 1A. RISK FACTORS

There have been no material changes to our risk factors from those disclosed under “Risk Factors” in Part I, Item 1A of our 2017 Annual Report. The risks and uncertainties described in our 2017 Annual Report are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also materially adversely affect our business, financial condition or results of operations.

(3)	ITEM 6. EXHIBITS The following exhibits are filed or incorporated by reference with this report as indicated below:

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

3.1	Fourth Amended and Restated Certificate of Incorporation of Vermillion, Inc. dated January 22, 2010	8-K	000-31617	3.1	January 25, 2010
3.2	Certificate of Amendment of Fourth Amended and Restated Certificate of Incorporation, effective June 19, 2014	10-Q	001-34810	3.2	August 14, 2014
3.3	Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock	8-K	001-34810	4.1	April 17, 2018
3.4	Fifth Amended and Restated Bylaws of Vermillion, Inc., effective June 19, 2014	10-Q	001-34810	3.3	August 14, 2014
10.1	Amendment No. 3 to Testing and Services Agreement, executed as of March 1, 2018 by and among Vermillion, Inc., ASPiRA LABS, Inc. and Quest Diagnostics Incorporated	8-K	001-34810	10.1	March 6, 2018
10.2	First Amendment to the Assistance Agreement by and between the State of Connecticut, acting by and through the Department of Economic and Community Development and Vermillion, Inc. dated March 7, 2018	10-K	001-34810	10.21	March 13, 2018
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					√
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					√
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					(1)
101	Interactive Data Files					√

(1)	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vermillion, Inc.
Date: May 14, 2018	/s/ Valerie B. Palmieri
Valerie B. Palmieri President and Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)
Date: May 14, 2018	/s/ Robert Beechey
Robert Beechey Chief Financial Officer (Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)