Form 10-Q
period 2018-06-30
VERMILLION, INC.
filed 2018-08-09
CIK 926617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON,  DC 20549

FORM 10-Q

(Mark One)

☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of July 31, 2018, the registrant had 75,274,251 shares of common stock, par value $0.001 per share, outstanding.

VERMILLION, INC.

FORM 10-Q

For the Quarter Ended June 30, 2018

Vermillion, OVA1 and Overa are registered trademarks of Vermillion, Inc.

PART I - FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

Vermillion, Inc.

Condensed Consolidated Balance Sheets

(Amounts in Thousands, Except Share and Par Value Amounts)

(Unaudited)

	June 30,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$14,135	$5,539
Accounts receivable, net	707	205
Prepaid expenses and other current assets	334	459
Inventories	110	102
Total current assets	15,286	6,305
Property and equipment, net	835	1,181
Other assets	-	11
Total assets	$16,121	$7,497

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$783	$745
Accrued liabilities	1,686	1,650
Short-term debt	187	185
Other current liabilities	10	29
Total current liabilities	2,666	2,609
Non-current liabilities:
Long-term debt	1,387	1,481
Total liabilities	4,053	4,090
Commitments and contingencies (Note 3)
Stockholders’ equity:
Common stock, par value $0.001 per share, 150,000,000 shares authorized at
June 30, 2018 and December 31, 2017; 75,274,251 and 60,036,017 shares issued and outstanding at June 30, 2018 and December 31, 2017,
respectively	75	60
Additional paid-in capital	413,445	399,400
Accumulated deficit	(401,452)	(396,053)
Total stockholders’ equity	12,068	3,407
Total liabilities and stockholders’ equity	$16,121	$7,497

See accompanying notes to the unaudited condensed consolidated financial statements.

Vermillion, Inc.

Condensed Consolidated Statements of Operations

(Amounts in Thousands, Except Share and Per Share Amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue:
Product	$627	$860	$1,240	$1,538
Service	81	38	117	86
Total revenue	708	898	1,357	1,624
Cost of revenue:(1)
Product	528	428	1,061	850
Service	280	266	550	571
Total cost of revenue	808	694	1,611	1,421
Gross profit (loss)	(100)	204	(254)	203
Operating expenses:
Research and development(2)	154	268	296	493
Sales and marketing(3)	1,478	1,041	2,703	2,064
General and administrative(4)	1,299	1,241	2,613	2,648
Total operating expenses	2,931	2,550	5,612	5,205
Loss from operations	(3,031)	(2,346)	(5,866)	(5,002)
Interest income (expense), net	(7)	(10)	(19)	(22)
Other income (expense), net	(11)	(4)	(14)	(9)
Net loss	$(3,049)	$(2,360)	$(5,899)	$(5,033)
Net loss per share - basic and diluted	$(0.04)	$(0.04)	$(0.09)	$(0.09)
Weighted average common shares used to compute basic and diluted net loss per common share	69,353,622	56,113,917	64,721,128	55,123,977
Non-cash stock-based compensation expense included in cost of revenue and operating expenses:
(1) Cost of revenue	$28	$40	$58	$79
(2) Research and development	1	2	2	5
(3) Sales and marketing	28	40	71	77
(4) General and administrative	304	295	412	510

See accompanying notes to the unaudited condensed consolidated financial statements.

Vermillion, Inc.

Condensed Consolidated Statements of Cash Flows

(Amounts in Thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(5,899)	$(5,033)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	370	401
Stock-based compensation expense	543	671
Loss on sale and disposal of property and equipment	10	4
Changes in operating assets and liabilities:
Accounts receivable	(2)	61
Prepaid expenses and other assets	136	218
Inventories	(8)	(9)
Accounts payable, accrued liabilities and other liabilities	74	(504)
Net cash used in operating activities	(4,776)	(4,191)
Cash flows from investing activities:
Purchase of property and equipment	(34)	(43)
Net cash used in investing activities	(34)	(43)
Cash flows from financing activities:
Proceeds from private placement offering of common stock, net of issuance costs	-	5,127
Proceeds from public offering of preferred stock, net of issuance costs	4,496	-
Proceeds from public offering of common stock, net of issuance costs	8,992	-
Principal repayment of DECD loan	(92)	(92)
Repayment of capital lease obligations	(19)	(15)
Proceeds from issuance of common stock from exercise of stock options	29	-
Net cash provided by financing activities	13,406	5,020
Net increase in cash and cash equivalents	8,596	786
Cash and cash equivalents, beginning of period	5,539	5,242
Cash and cash equivalents, end of period	$14,135	$6,028
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	23	24
Non-cash investing and financing activities:
50,000 shares of convertible preferred stock converted to 5,000,000 shares of common stock, net of issuance costs	4,496	-

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

Liquidity

The Company has incurred significant net losses and negative cash flows from operations since inception, and as a result has an accumulated deficit of approximately $401,452,000 at June 30, 2018. The Company also expects to incur a net loss and negative cash flows from operations for the remainder of 2018.  There can be no assurance that the Company will achieve or sustain profitability or positive cash flow from operations.  However, management believes that the current working capital position will be sufficient to meet the Company’s working capital needs for at least the next 12 months.

As discussed in Note 4, on April 17, 2018, the Company completed two public offerings, pursuant to which certain investors purchased Vermillion common stock and Vermillion Series B convertible preferred stock for net proceeds of approximately $13,500,000 after deducting offering expenses.

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

The Company also reviewed its patient account population and determined an appropriate distribution of patient accounts by payer (i.e., Medicare, patient pay, other third-party payer, etc.) into portfolios with similar collection experience. The Company has elected this practical expedient that, when evaluated for collectability, results in a materially consistent revenue amount for such portfolios as if each patient account were evaluated on an individual contract basis. There were no impairment losses on accounts receivable recorded during the three and six months ended June 30, 2018.

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

The following tables show the impact of adoption to our consolidated statement of operations and balance sheet:

Six Months Ended June 30, 2018
	Impact of changes in accounting policies
	As Reported	Balances without adoption of ASC 606	Effect of Change Higher/(Lower)
Product revenue	$1,240	$1,249	$(9)
Operating loss	$(5,866)	$(5,857)	$(9)
Net loss	$(5,899)	$(5,890)	$(9)
Net loss per share, basic and diluted	$(0.09)	$(0.09)	$-

June 30, 2018
	Impact of changes in accounting policies
	As Reported	Balances without adoption of ASC 606	Effect of Change Higher/(Lower)
Assets:
Accounts receivable	$707	$216	$491
Stockholders' equity:
Accumulated deficit	$(401,452)	$(401,943)	$491

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

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718), Compensation - Stock Compensation (“ASU 2016-09”). The new guidance simplifies several aspects of the accounting for share-based payments, including immediate recognition of all excess tax benefits and deficiencies in the income statement, changing the threshold to qualify for equity classification up to the employees' maximum statutory tax rates, allowing an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures as they occur, and clarifying the classification on the statement of cash flows for the excess tax benefit and employee taxes paid when an employer withholds shares for tax-withholding purposes. ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2016 and interim periods within that reporting period. The Company adopted this standard on January 1, 2018, and the adoption did not have a material impact on the consolidated financial statements.  In June 2018, the FASB issued ASU 2018-07, Improvements to Nonemployee Share-Base Payment Accounting.  This new guidance expands the scope of Topic 718 to include share-based payment transactions from acquiring goods and services from nonemployees, which was previously codified under Topic 505, where this change will modify the measurement requirements of nonemployee awards.    This amendment is effective for annual periods after December 15, 2018.  The Company is currently evaluating the impact of adoption of this standard.

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

Building rent for the three months ended June 30, 2018 and 2017 totaled $67,000 and $62,000, respectively. Building rent for the six months ended June 30, 2018 and 2017 totaled $134,000 and $123,000, respectively.

Capital Lease

In April 2015, the Company leased a laboratory instrument for a total initial payment of $125,000 and ongoing payments of approximately $3,500 per month for 36 months after delivery. The agreement also requires minimum annual purchases of reagents from the manufacturer of the equipment. The laboratory instrument was placed into service on July 1, 2015.

The accumulated amortization of assets under capital lease obligations was $232,000 and $155,000 as of June 30, 2018 and 2017, respectively. The net book value of assets under capital lease obligations was $0 and $77,000 as of June 30, 2018 and 2017, respectively.

Non-cancelable Royalty Obligations

The Company is a party to an amended research collaboration agreement with The Johns Hopkins University School of Medicine under which the Company licenses certain of its intellectual property.  Under the terms of the amended research collaboration agreement, Vermillion is required to pay the greater of 4% royalties on net sales of diagnostic tests using the assigned patents or annual minimum royalties of $57,500.  Royalty expense for the three months ended June 30, 2018 and 2017 totalled $25,000 and $34,000, respectively. Royalty expense for the six months ended June 30, 2018 and 2017 totalled $49,000 and $63,000, respectively.

4.   STOCKHOLDERS’ EQUITY

2018 Offerings

On  April 13, 2018,  the Company entered into two underwriting agreements (each, an “Underwriting Agreement”) with Piper Jaffray & Co., as the sole underwriter (the “Underwriter”), in connection with separate but concurrent public offerings of the Company’s securities.

Pursuant to the first Underwriting Agreement, the Company agreed to issue and sell an aggregate of 10,000,000 shares of Vermillion common stock, par value $0.001 per share, offered by the Underwriter in a public offering at a price to the public of $1.00 per share (the “Common Stock Offering”). Under this Underwriting Agreement, the Company granted the Underwriter an option to purchase up to an additional 1,500,000 shares of Vermillion common stock at the public offering price, less underwriting discounts and commissions, to cover over-allotments, if any. The Underwriter did not exercise this option. The Common Stock Offering closed on April 17, 2018 and resulted in proceeds, net of 7% underwriting costs and other offering costs, to the Company of $8,992,000.

Pursuant to the second Underwriting Agreement, the Company agreed to issue and sell an aggregate of 50,000 shares of Vermillion Series B Convertible Preferred Stock, par value $0.001 per share, offered by the Underwriter in a public offering at a price to the public of $100.00 per share (the “Series B Offering”).  The Series B Offering closed on April 17, 2018 and resulted in proceeds, net of 7% underwriting costs and other offering costs, to the Company of $4,496,000.

Upon obtaining Company stockholder approval at the annual meeting of Company stockholders on June 21, 2018, each of the 50,000 shares of Vermillion Series B Convertible Preferred Stock was automatically converted into shares of Vermillion common stock, at a conversion rate of 100 shares of Vermillion common stock per one share of Vermillion Series B Convertible Preferred Stock, including shares issuable pursuant to customary anti-dilution provisions.

2017 Warrant Repricing and Exercise

In December 2014, the Company issued warrants to purchase up to an aggregate of 4,166,659 shares of Vermillion common stock at an exercise price of $2.00 per share in conjunction with a December 2014 private placement of Vermillion common stock.

On August 31, 2017, certain holders of these warrants exercised warrants to purchase 3,796,818 shares of Vermillion common stock in consideration for the Company agreeing to reduce the exercise price to $1.00 per share of Vermillion common stock. The remaining 369,841 unexercised warrants expired by their original terms on December 23, 2017.

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

2010 Stock Incentive Plan

The Company’s employees, directors, and consultants are eligible to receive awards under the Vermillion, Inc. Second Amended and Restated 2010 Stock Incentive Plan (the “2010 Plan”). The 2010 Plan permits the granting of a variety of awards, including stock options, share appreciation rights, restricted shares, restricted share units, unrestricted shares, deferred share units, performance and cash-settled awards, and dividend equivalent rights. The 2010 Plan provides for issuance of up to 12,122,983 shares of Vermillion common stock, subject to adjustment as provided in the 2010 Plan.

Stock-Based Compensation

During the three ended June 30, 2018,  the Company awarded Vermillion’s non-employee directors an aggregate of 398,400 shares of restricted stock under the 2010 Plan having a fair value of approximately $442,000.  The vesting of these shares of restricted stock is as follows: 50% on June 1, 2018, 25% on September 1, 2018, and 25% on December 1, 2018. The Company also awarded certain consultants 6,534 shares of restricted stock under the 2010 Plan having a fair value of approximately $10,000.

During the three months ended June 30, 2018, the Company granted certain officers and employees options to purchase an aggregate of 934,000 shares of Vermillion common stock with an exercise price of $1.11 per share and 125,000 shares of Vermillion common stock with an exercise price of $0.90 per share. These stock options vest 25% on each of the four anniversaries of the vesting commencement date for each such stock option.

During the three months ended June 30, 2018, the Company awarded a certain consultant 3,213 shares of restricted stock under the 2010 Plan having a fair value of approximately $4,500.

The allocation of employee stock-based compensation expense by functional area for the three and six months ended June 30, 2018 and 2017 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Cost of revenue	$23	$20	$47	$40
Research and development	1	2	2	5
Sales and marketing	34	38	81	70
General and administrative	355	283	494	414
Total	$413	$343	$624	$529

5.   LOSS PER SHARE

The Company calculates basic loss per share using the weighted average number of shares of Vermillion common stock outstanding during the period. Because the Company is in a net loss position, diluted loss per share is calculated using the weighted average number of shares of Vermillion common stock outstanding and excludes the effects of 7,572,134 and  11,662,820 potential shares of Vermillion common stock as of June 30, 2018 and 2017, respectively, that are anti-dilutive. Potential shares of Vermillion common stock include incremental shares of Vermillion common stock issuable upon the exercise of outstanding warrants, stock options and unvested restricted stock units.

6.   RELATED PARTY TRANSACTIONS

On December 18, 2017, the Company entered into a consulting agreement for a term of up to five months with the Company’s former Senior Vice President, Finance and Chief Accounting Officer.  Pursuant to the terms of the consulting agreement through May 15, 2018, the consultant provided accounting and finance services related to the transition of financial leadership. The Company agreed to pay $150 per hour for such consulting services.  The consultant also remained eligible for payout under the Company’s 2017 Corporate Incentive Plan after he satisfactorily met certain performance obligations as outlined in the consulting agreement. During the six months ended June 30, 2018, the consultant was paid an aggregate of $53,925 for services provided pursuant to the consulting agreement.

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

•	anticipated efficacy of our products, product development activities and product innovations;
•	expected competition in the markets in which we compete;
•	plans with respect to ASPiRA LABS, Inc. (“ASPiRA LABS”);
•	expectations regarding future services provided by Quest Diagnostics Incorporated (“Quest Diagnostics”);
•	plans to expand our ovarian cancer franchise beyond OVA1, including with respect to Overa, OVA1/Overa Reflex, and DxA1 and DxA2;
•	plans regarding the commercialization of Overa;
•	plans to decentralize OVA1 testing to physician offices and healthcare systems;
•	plans to develop informatics products and develop and perform laboratory developed tests (“LDTs”);
•	plans with respect to the Company’s pelvic mass registry, including anticipated sources of funding;
•	anticipated effects on reimbursement for OVA1 from changes to Novitas Solutions’ administrative requirements;
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

Forward-looking statements are subject to significant risks and uncertainties, including those discussed in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2017 (our “2017 Annual Report”), that could cause actual results to differ materially from those projected in such forward-looking statements due to various factors, including our ability to increase the volume of OVA1 or Overa sales; our ability to market our test through sales channels other than Quest Diagnostics including ASPiRA LABS; failures by third-party payers to reimburse OVA1 or Overa or changes or variances in reimbursement rates; our ability to secure additional capital on acceptable terms to execute our business plan; our ability to commercialize OVA1 or Overa both within and outside the United States; in the event that we succeed in commercializing OVA1 or Overa outside the United States, the political, economic and other conditions affecting other countries (including foreign exchange rates); our ability to continue developing certain existing technologies; our ability to develop and commercialize additional diagnostic products and achieve market acceptance with respect to these products; our ability to compete successfully; our ability to obtain any regulatory approval required for our future diagnostic products; our or our suppliers’ ability to comply with Food and Drug Administration (“FDA”) requirements for production, marketing and post-market monitoring of our products; additional costs that may be required to make further improvements to our manufacturing operations; our ability to maintain sufficient or acceptable supplies of immunoassay kits from our suppliers; our ability to continue to develop, protect and promote our proprietary technologies; our ability to use intellectual property directed to diagnose biomarkers; our ability to successfully defend our proprietary technology against third parties; future litigation against us, including infringement of intellectual property and product liability exposure; our ability to retain key employees; business interruptions; legislative actions resulting in higher compliance costs; changes in healthcare policy; our ability to comply with environmental laws; our ability to generate sufficient demand for ASPiRA LABS’ services to cover its operating costs; our ability to comply with the additional laws and regulations that apply to us in connection with the operation of ASPiRA LABS; our ability to comply with FDA regulations that relate to our products and to obtain any FDA clearance or approval required to develop and perform LDTs; ASPiRA IVD’s lack of operating history; ASPiRA IVD’s ability to generate and maintain business; fluctuations over time with respect to ASPiRA IVD’s operating results; ASPiRA IVD’s ability to enter into profitable contracts; ASPiRA IVD’s ability to maintain effective information systems without significant interruption; ASPiRA IVD’s ability to perform its services in compliance with contractual requirements, regulatory standards and ethical considerations;  our ability to integrate and achieve anticipated results from any acquisitions or strategic alliances; and our ability to comply with continued listing requirements of The Nasdaq Capital Market.

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

During the first phase, we expanded our leadership team by hiring several new senior leaders including a chief executive officer.  In addition, we expanded our commercial strategy, reestablished medical and advisory support, rebuilt our patient advocacy strategy and established a billing system and a payer strategy outside of our relationship with Quest Diagnostics.  During the second phase, we completed the process of obtaining licensure of ASPiRA LABS in all of the states that require licenses, and are in the process of establishing our own payer coverage for OVA1, Multivariate Index Assay (MIA), and our second-generation OVA1 test, trademarked Overa, Multivariate Index Assay, 2nd Generation (MIA2G). Overa has been launched on a targeted basis.  In the third phase, we plan to fully commercialize OVA1 and Overa by utilizing the full national licensure of ASPiRA LABS, select laboratories for distribution, decentralized OVA1 testing to physician offices and healthcare systems, managed care coverage in select markets, our sales force and existing customer base.  Unlike OVA1, Overa uses a global testing platform, which will allow Overa to be deployed internationally.  We initiated the targeted launch of Overa in October 2016 with two key accounts converting from OVA1 to Overa. In October 2015, we announced registration of the CE mark for and clearance to market Overa in the European Union.  We also plan to develop an LDT product series, which we refer to internally as Diagnostic Algorithms #1 (“DxA1”) and Diagnostic Algorithms #2 (“DxA2”).  We anticipate that DxA1 and DxA2 will include not only biomarkers, but also clinical risk factors, other diagnostics and patient history data in order to boost predictive value.

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

Our initial product, OVA1, is an  FDA-cleared blood test designed to, in addition to a physician’s clinical assessment of a woman with a pelvic mass, identify women who are at high risk of having a malignant ovarian tumor prior to planned surgery. We have launched on a targeted basis a second-generation biomarker panel known as Overa, which is intended to maintain our product’s high sensitivity while improving specificity. We received FDA clearance for Overa in March 2016. Overa uses the Roche cobas 4000, 6000 and 8000 platforms.

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

In 2018, we have continued to make progress with increased payer positive medical polices and in network agreements. As of June 30, 2018, we had 129 million covered lives and 111 million lives under contract agreement.

Recent Developments

On April 17, 2018, the Company completed two underwritten public offerings, pursuant to which certain investors purchased 10,000,000 shares of Vermillion common stock, par value $0.001 per share, for $1.00 per share (the “Common Stock Offering”) and 50,000 shares of Vermillion Series B convertible preferred stock, par value

$0.001 per share, for $100.00 per share (the “Series B Offering” and, together with the Common Stock Offering, the “Offerings”) for net proceeds of approximately $13,500,000 after deducting offering expenses.

Upon obtaining Company stockholder approval at the annual meeting of Company stockholders on June 21, 2018, each of the 50,000 shares of Vermillion Series B Convertible Preferred Stock was automatically converted into shares of Vermillion common stock, at a conversion rate of 100 shares of Vermillion common stock per one share of Vermillion Series B Convertible Preferred Stock, including shares issuable pursuant to customary anti-dilution provisions.

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

Results of Operations - Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

The selected summary financial and operating data of the Company for the three months ended June 30,  2018 and 2017 were as follows:

	Three Months Ended June 30,		Increase (Decrease)
(dollars in thousands)	2018	2017	Amount	%
Revenue:
Product	$627	$860	$(233)	(27)
Service	81	38	43	113
Total revenue	708	898	(190)	(21)
Cost of revenue:
Product	528	428	100	23
Service	280	266	14	5
Total cost of revenue	808	694	114	16
Gross profit (loss)	(100)	204	(304)	(149)
Operating expenses:
Research and development	154	268	(114)	(43)
Sales and marketing	1,478	1,041	437	42
General and administrative	1,299	1,241	58	5
Total operating expenses	2,931	2,550	381	15
Loss from operations	(3,031)	(2,346)	(685)	29
Interest income (expense), net	(7)	(10)	3	(30)
Other income (expense), net	(11)	(4)	(7)	175
Net loss	$(3,049)	(2,360)	$(689)	29

Product Revenue.  Product revenue was $627,000 for the three months ended June 30, 2018 compared to $860,000 for the same period in 2017.  Effective January 1, 2018, revenue for ASPiRA LABS is being recognized when the OVA1 test is being performed based on estimates of what we expect to ultimately realize.   The 27% product revenue decrease is due to a decrease in our tests performed, especially those for client bill customers.

The number of OVA1 tests performed decreased 22% to approximately 1,884 OVA1 tests during the three months ended June 30, 2018 compared to approximately 2,418 OVA1 tests for the same period in 2017. The volume decrease was primarily due to the previously announced loss of a client bill customer in July 2017,  which was concentrated in uncovered territories (territories not covered by an ASPiRA sales representative).  We expect the test volume to improve sequentially over the course of the year, primarily in the second half of the year as we increase our sales and marketing investments.

Service Revenue.  Service revenue was $81,000 for the three months ended June 30, 2018 compared to $38,000 for the same period in 2017.  Service revenue varies from quarter to quarter based on the stages of ongoing customer projects. Revenue for ASPiRA IVD is being recognized once certain revenue recognition criteria have been met (see Note 1 to the financial statements included in Part I, Item I of this Form 10-Q). Due to the existing pipeline, we expect service revenue to increase in the third and fourth quarters of 2018.

Cost of Revenue - Product.  Cost of product revenue was $528,000 for the three months ended June 30, 2018 compared to $428,000 for the same period in 2017, representing an increase of 23% due primarily to some increased non-recurring lab supply costs due to clinical validation expenses and postage costs due to new kits, as well as Quest project management fees incurred in 2018.  We expect the cost of product revenue to remain consistent in the third quarter of 2018  compared to the second quarter of 2018.

Cost of Revenue - Service.    Cost of service revenue was $280,000 for the three months ended June 30, 2018 compared to $266,000 for the same period in 2017. The 5%  increase related primarily to lab supplies purchased in connection with larger projects in the second quarter of 2018. We expect the cost of service revenue to fluctuate consistent with service revenue some but to be largely consistent with the second quarter due to the fixed nature of the costs.

Research and Development Expenses.  Research and development expenses represent costs incurred to develop our technology and carry out clinical studies, and include personnel-related expenses, regulatory costs, reagents and supplies used in research and development laboratory work, infrastructure expenses, contract services and other outside costs. Research and development expenses for the three months ended June 30, 2018 decreased $114,000, or 43%, compared to the same period in 2017.  This decrease was primarily due to a reduction in consulting expenses. We expect research and development expenses to increase slightly over the second quarter 2018 levels in the third and fourth quarters of 2018 due to the completion of ongoing studies and publications.

Sales and Marketing Expenses.  Our sales and marketing expenses consist primarily of personnel-related expenses, education and promotional expenses, and infrastructure expenses. These expenses include the costs of educating physicians, laboratory personnel and other healthcare professionals regarding OVA1 and Overa. Sales and marketing expenses also include the costs of sponsoring continuing medical education, medical meeting participation, and dissemination of scientific and health economic publications. Sales and marketing expenses for the three months ended June 30, 2018 increased $437,000, or 42%, compared to the same period in 2017.  This increase was primarily due to increased headcount and personnel-related expenses, one-time costs for Chief Operating Officer severance and increased consulting costs in the second quarter of 2018 compared to 2017. We expect sales and marketing expenses to increase modestly over the remainder of 2018 as we focus efforts on the commercialization of OVA1 and Overa.

General and Administrative Expenses.  General and administrative expenses consist primarily of personnel-related expenses, professional fees and other costs, including legal, finance and accounting expenses and other infrastructure expenses. General and administrative expenses for the three months ended June 30, 2018 increased by $58,000, or 5%, compared to the same period in 2017.  The increase was primarily due to an increase in consulting costs, partially offset by the remeasurement of consultant stock options at the end of the second quarter. We expect general and administrative expenses to remain consistent with the second quarter in the third quarter of 2018.

Results of Operations - Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

The selected summary financial and operating data of the Company for the six months ended June 30, 2018 and 2017 were as follows:

	Six Months Ended June 30,		Increase (Decrease)
(dollars in thousands)	2018	2017	Amount	%
Revenue:
Product	$1,240	$1,538	$(298)	(19)
Service	117	86	31	36
Total revenue	1,357	1,624	(267)	(16)
Cost of revenue:
Product	1,061	850	211	25
Service	550	571	(21)	(4)
Total cost of revenue	1,611	1,421	190	13
Gross profit (loss)	(254)	203	(457)	(225)
Operating expenses:
Research and development	296	493	(197)	(40)
Sales and marketing	2,703	2,064	639	31
General and administrative	2,613	2,648	(35)	(1)
Total operating expenses	5,612	5,205	407	8
Loss from operations	(5,866)	(5,002)	(864)	17
Interest income (expense), net	(19)	(22)	3	(14)
Other income (expense), net	(14)	(9)	(5)	56
Net loss	$(5,899)	(5,033)	$(866)	17

Product Revenue.  Product revenue was $1,240,000 for the six months ended June 30, 2018 compared to $1,538,000 for the same period in 2017.  Effective January 1, 2018, revenue for ASPiRA LABS is being recognized when the OVA1 test is being performed based on estimates of what we expect to ultimately realize.   The 19% product revenue decrease is due to a decrease in our tests performed, especially those for client bill customers.

The number of OVA1 tests performed decreased 21% to approximately 3,702 OVA1 tests during the six months ended June  30, 2018 compared to approximately 4,711 OVA1 tests for the same period in 2017. The volume decrease was primarily due to the previously announced loss of a client bill customer in July 2017,  which was concentrated in uncovered territories (territories not covered by an ASPiRA sales representative).

Service Revenue.  Service revenue was $117,000 for the six months ended June 30, 2018 compared to $86,000 for the same period in 2017.  Service revenue varies based on the stages of ongoing customer projects. Revenue for ASPiRA IVD is being recognized once certain revenue recognition criteria have been met (see Note 1 to the financial statements included in Part I, Item I of this Form 10-Q).

Cost of Revenue - Product.  Cost of product revenue was $1,061,000 for the six months ended June  30, 2018 compared to $850,000 for the same period in 2017, representing an increase of 25% due primarily to some equipment maintenance costs, increased postage costs and lab supplies as well as Quest project management fees incurred in 2018.

Cost of Revenue - Service.  Cost of service revenue was $550,000 for the six months ended June  30, 2018 compared to $571,000 for the same period in 2017.  The 4% decrease related primarily to consulting costs incurred in 2017, offset by lab supplies and equipment maintenance in 2018.

Research and Development Expenses.  Research and development expenses represent costs incurred to develop our technology and carry out clinical studies, and include personnel-related expenses, regulatory costs, reagents and supplies used in research and development laboratory work, infrastructure expenses, contract services and other outside costs. Research and development expenses for the six months ended June 30, 2018 decreased $197,000, or 40%, compared to the same period in 2017.  This decrease was primarily due to a reduction in consulting expenses.

Sales and Marketing Expenses.  Our sales and marketing expenses consist primarily of personnel-related expenses, education and promotional expenses, and infrastructure expenses. These expenses include the costs of educating physicians, laboratory personnel and other healthcare professionals regarding OVA1 and Overa. Sales and marketing expenses also include the costs of sponsoring continuing medical education, medical meeting participation, and dissemination of scientific and health economic publications. Sales and marketing expenses for the six months ended June 30, 2018 increased $639,000, or 31%, compared to the same period in 2017.  This increase was primarily due to increased headcount and personnel-related expenses, one-time costs for Chief Operating Officer severance and increased consulting costs in 2018 compared to 2017.

General and Administrative Expenses.  General and administrative expenses consist primarily of personnel-related expenses, professional fees and other costs, including legal, finance and accounting expenses and other infrastructure expenses. General and administrative expenses for the six months ended June 30, 2018 decreased by $35,000, or 1%, compared to the same period in 2017. The decrease was primarily due to the remeasurement of consultant stock options in 2018, partially offset by increased consulting fees in 2018.

Liquidity and Capital Resources

We plan to continue to expend resources selling and marketing OVA1 and Overa, operating our IVD trial services business and developing additional diagnostic tests and service capabilities.

We have incurred significant net losses and negative cash flows from operations since inception. At June 30, 2018, we had an accumulated deficit of $401,452,000 and stockholders’ equity of $12,068,000. As of June 30, 2018, we had $14,135,000 of cash and cash equivalents and $2,666,000 of current liabilities. Working capital was $12,620,000 and $3,696,000 at June 30, 2018 and December 31, 2017, respectively.

On April 17, 2018, the Company completed the Offerings pursuant to which certain investors purchased shares of Vermillion common stock and shares of Vermillion Series B Convertible Preferred Stock for net proceeds of approximately $13,500,000 after deducting offering expenses.

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

Net cash used in operating activities was $4,776,000 for the six months ended June 30, 2018, resulting primarily from the net loss reported of $5,899,000, partially offset by depreciation and amortization of $370,000,  stock compensation expense of $543,000,  changes in accounts payable, accrued and other liabilities of $74,000 and changes in prepaid expenses of $136,000.

Net cash used in operating activities was $4,191,000 for the six months ended June 30, 2017, resulting primarily from the net loss reported of $5,033,000 and changes in accounts payable, accrued and other liabilities of $504,000 partially offset by stock compensation expense of $671,000, depreciation and amortization of $401,000 and prepaid expenses of $218,000.

Net cash used in investing activities was $34,000 and $43,000 for the six months ended June 30, 2018 and 2017, respectively, which consisted of property and equipment purchases.

Net cash provided by financing activities was $13,406,000 for the six months ended June 30, 2018,  resulting primarily from the proceeds from the sale of Vermillion preferred stock of $4,496,000 and of Vermillion common stock of $8,992,000 in our April 2018 public offering.

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

We have significant net operating loss (“NOL”) carryforwards as of June 30, 2018 for which a full valuation allowance has been provided due to our history of operating losses. Section 382 of the Internal Revenue Code of 1986, as amended, as well as similar state provisions may restrict our ability to use our NOL credit carryforwards due to ownership change limitations occurring in the past or that could occur in the future. These ownership changes may also limit the amount of NOL credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively.

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

Off-Balance Sheet Arrangements

As of June 30, 2018, we had no off-balance sheet arrangements that are reasonably likely to have a current or future material effect on our condensed consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Per Item 305(e) of Regulation S-K, the information called for by this Item 3 is not required.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

Our senior management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2018. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2018, our disclosure controls and procedures were effective.

Changes in internal controls over financial reporting.

There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In the ordinary course of business, we may periodically become subject to legal proceedings and claims arising in connection with ongoing business activities. The results of litigation and claims cannot be predicted with certainty, and unfavorable resolutions are possible and could materially and adversely affect our results of operations, cash flows and financial position. In addition, regardless of the outcome, litigation could have an adverse impact on us because of defense costs, diversion of management resources and other factors. While the outcome of these proceedings and claims cannot be predicted with certainty, there are no matters, as of June 30, 2018, that, in the opinion of management, will have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 1A. RISK FACTORS

There have been no material changes, except for the following, to our risk factors from those disclosed under “Risk Factors” in Part I, Item 1A of our 2017 Annual Report. The risks and uncertainties described in our 2017 Annual Report are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also materially adversely affect our business, financial condition or results of operations.

Our failure to meet Nasdaq’s continued listing requirements could result in the delisting of Vermillion common stock, negatively impact the price of Vermillion common stock and negatively impact our ability to raise additional capital.

On July 26, 2018, we received a deficiency letter from the Listing Qualifications Department of The Nasdaq Stock Market stating that, for the preceding 30 consecutive business days, the closing bid price for Vermillion common stock was below the minimum $1.00 per share requirement for continued inclusion on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2).  As provided in the Nasdaq rules, we have 180 calendar days, or until January 22, 2019, to regain compliance with the minimum bid price requirement. We may achieve compliance during this period if the closing bid price of Vermillion common stock is at least $1.00 per share for a minimum of 10 consecutive business days. If we fail to regain compliance on or prior to January 22, 2019, we may be eligible for an additional 180-calendar day compliance period.  There is no assurance that we will be able to regain compliance by the January 22, 2019 initial deadline or any extension thereof, and there is no assurance that we will otherwise maintain compliance with any of the other Nasdaq listing requirements.

If we fail to comply with Nasdaq’s continued listing requirements, Vermillion common stock will be subject to delisting. If that were to occur, Vermillion common stock would be subject to rules that impose additional sales practice requirements on broker-dealers who sell Vermillion securities. The additional burdens imposed upon broker-dealers by these requirements could discourage broker-dealers from effecting transactions in Vermillion common stock. This would adversely affect the ability of investors to trade Vermillion securities and would adversely affect the value and liquidity of Vermillion common stock. These factors could contribute to lower prices and larger spreads in the bid and ask prices for Vermillion common stock. If we seek to implement a reverse stock split in order to remain listed on The Nasdaq Capital Market, the announcement or implementation of such a reverse stock split could negatively affect the price of Vermillion common stock.

ITEM 6.   EXHIBITS   The following exhibits are filed or incorporated by reference with this report as indicated below:

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

3.1	Fourth Amended and Restated Certificate of Incorporation of Vermillion, Inc. dated January 22, 2010	8-K	000-31617	3.1	January 25, 2010
3.2	Certificate of Amendment of Fourth Amended and Restated Certificate of Incorporation, effective June 19, 2014	10-Q	001-34810	3.2	August 14, 2014
3.3	Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock	8-K	001-34810	4.1	April 17, 2018
3.4	Fifth Amended and Restated Bylaws of Vermillion, Inc., effective June 19, 2014	10-Q	001-34810	3.3	August 14, 2014
10.1	Vermillion Inc. Second Amended and Restated 2010 Stock Incentive Plan (as amended effective June 21, 2018)	8-K	001-34810	10.1	June 27, 2018
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					√
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					√
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					(1)
101	Interactive Data Files					√

(1)	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vermillion, Inc.
Date: August 9, 2018	/s/ Valerie B. Palmieri
Valerie B. Palmieri President and Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)
Date: August 9, 2018	/s/ Robert Beechey
Robert Beechey Chief Financial Officer (Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)