Form 10-Q
period 2018-09-30
VERMILLION, INC.
filed 2018-11-08
CIK 926617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of October 31, 2018, the registrant had 75,382,684 shares of common stock, par value $0.001 per share, outstanding.

VERMILLION, INC.

FORM 10-Q

For the Quarter Ended September 30, 2018

Vermillion, OVA1 and Overa are registered trademarks of Vermillion, Inc.

PART I - FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

Vermillion, Inc.

Condensed Consolidated Balance Sheets

(Amounts in Thousands, Except Share and Par Value Amounts)

(Unaudited)

	September 30,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$11,760	$5,539
Accounts receivable, net	656	205
Prepaid expenses and other current assets	242	459
Inventories	115	102
Total current assets	12,773	6,305
Property and equipment, net	701	1,181
Other assets	-	11
Total assets	$13,474	$7,497

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$495	$745
Accrued liabilities	1,741	1,650
Short-term debt	188	185
Other current liabilities	-	29
Total current liabilities	2,424	2,609
Non-current liabilities:
Long-term debt	1,340	1,481
Total liabilities	3,764	4,090
Commitments and contingencies (Note 3)
Stockholders’ equity:
Preferred stock, par value $0.001 per share, 5,000,000 shares authorized at
September 30, 2018 and December 31, 2017; none issued and outstanding at
September 30, 2018 and December 31, 2017	-	-
Common stock, par value $0.001 per share, 150,000,000 shares authorized at
September 30, 2018 and December 31, 2017; 75,382,684 and 60,036,017 shares issued and outstanding at September 30, 2018 and December 31, 2017,
respectively	75	60
Additional paid-in capital	413,739	399,400
Accumulated deficit	(404,104)	(396,053)
Total stockholders’ equity	9,710	3,407
Total liabilities and stockholders’ equity	$13,474	$7,497

See accompanying notes to the unaudited condensed consolidated financial statements.

Vermillion, Inc.

Condensed Consolidated Statements of Operations

(Amounts in Thousands, Except Share and Per Share Amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue:
Product	$739	$657	$1,979	$2,195
Service	35	42	152	128
Total revenue	774	699	2,131	2,323
Cost of revenue:(1)
Product	477	495	1,538	1,345
Service	301	284	851	855
Total cost of revenue	778	779	2,389	2,200
Gross profit (loss)	(4)	(80)	(258)	123
Operating expenses:
Research and development(2)	129	192	425	685
Sales and marketing(3)	1,343	1,050	4,046	3,114
General and administrative(4)	1,167	1,177	3,780	3,825
Total operating expenses	2,639	2,419	8,251	7,624
Loss from operations	(2,643)	(2,499)	(8,509)	(7,501)
Interest income (expense), net	(6)	(10)	(25)	(32)
Other income (expense), net	(3)	-	(17)	(9)
Net loss	$(2,652)	$(2,509)	$(8,551)	$(7,542)
Deemed dividend on warrant repricing	-	(942)	-	(942)
Net loss attributable to common stockholders	$(2,652)	$(3,451)	$(8,551)	$(8,484)
Net loss per share attributable to common stockholders - basic and diluted	$(0.04)	$(0.06)	$(0.13)	$(0.15)
Weighted average common shares used to compute basic and diluted net loss per common share	75,306,074	57,455,786	68,288,216	55,909,788
Non-cash stock-based compensation expense included in cost of revenue and operating expenses:
(1) Cost of revenue	$35	$29	$93	$108
(2) Research and development	2	2	4	7
(3) Sales and marketing	14	38	85	115
(4) General and administrative	245	257	657	767

See accompanying notes to the unaudited condensed consolidated financial statements.

Vermillion, Inc.

Condensed Consolidated Statements of Cash Flows

(Amounts in Thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(8,551)	$(7,542)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	527	599
Stock-based compensation expense	839	997
Loss on sale and disposal of property and equipment	11	4
Changes in operating assets and liabilities:
Accounts receivable	49	54
Prepaid expenses and other assets	228	312
Inventories	(13)	(62)
Accounts payable, accrued liabilities and other liabilities	(159)	(401)
Deferred revenue	-	62
Net cash used in operating activities	(7,069)	(5,977)
Cash flows from investing activities:
Purchase of property and equipment	(58)	(56)
Net cash used in investing activities	(58)	(56)
Cash flows from financing activities:
Proceeds from private placement offering of common stock, net of issuance costs	-	5,127
Proceeds from public offering of preferred stock, net of issuance costs	4,496	-
Proceeds from public offering of common stock, net of issuance costs	8,990	-
Proceeds from exercise of common stock from exercise of warrants, net of issuance costs	-	3,577
Principal repayment of DECD loan	(138)	(136)
Repayment of capital lease obligations	(29)	(25)
Proceeds from issuance of common stock from exercise of stock options	29	-
Net cash provided by financing activities	13,348	8,543
Net increase in cash and cash equivalents	6,221	2,510
Cash and cash equivalents, beginning of period	5,539	5,242
Cash and cash equivalents, end of period	$11,760	$7,752
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$33	$36
Supplemental disclosure of non-cash investing and financing activities:
50,000 shares of convertible preferred stock converted to 5,000,000 shares of common stock, net of issuance costs	$4,496	$-
Deemed dividend on warrant repricing	$-	$942

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

Liquidity

The Company has incurred significant net losses and negative cash flows from operations since inception, and as a result has an accumulated deficit of approximately $404,104,000 at September 30, 2018. The Company also expects to incur a net loss and negative cash flows from operations for the remainder of 2018. There can be no assurance that the Company will achieve or sustain profitability or positive cash flow from operations.  However, management believes that the current working capital position will be sufficient to meet the Company’s working capital needs for at least the next 12 months.

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

The Company also reviewed its patient account population and determined an appropriate distribution of patient accounts by payer (i.e., Medicare, patient pay, other third-party payer, etc.) into portfolios with similar collection experience. The Company has elected this practical expedient that, when evaluated for collectability, results in a materially consistent revenue amount for such portfolios as if each patient account were evaluated on an individual contract basis. There were no impairment losses on accounts receivable recorded during the three and nine months ended September 30, 2018.

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

The following tables show the impact of adoption to our consolidated statement of operations and balance sheet:

Nine Months Ended September 30, 2018
	Impact of changes in accounting policies
(in thousands, except per share amounts)	As Reported	Balances without adoption of ASC 606	Effect of Change Higher/(Lower)
Product revenue	$1,979	$1,994	$(15)
Operating loss	$(8,509)	$(8,494)	$(15)
Net loss	$(8,551)	$(8,536)	$(15)
Net loss per share, basic and diluted	$(0.13)	$(0.12)	$-

September 30, 2018
	Impact of changes in accounting policies
(in thousands)	As Reported	Balances without adoption of ASC 606	Effect of Change Higher/(Lower)
Assets:
Accounts receivable	$656	$171	$485
Stockholders' equity:
Accumulated deficit	$(404,104)	$(404,589)	$485

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

In February 2016, the FASB issued ASU No. 2016-2, Leases (Topic 842) (“ASU 2016-2”). This guidance is intended to make leasing activities more transparent and comparable, and requires substantially all leases be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, including leases currently accounted for as operating leases. ASU 2016-2 will be effective for interim and annual periods beginning after December 15, 2018. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. Full retrospective application is prohibited and early adoption is permitted. The Company expects to adopt this standard beginning in 2019. Currently, our only significant leases are our two office leases.The Company is still evaluating the effect adoption will have on our financial statements. We expect to complete our evaluation during the fourth quarter.

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

Building rent for the three months ended September 30, 2018 and 2017 totaled $66,000 for each period. Building rent for the nine months ended September 30, 2018 and 2017 totaled $199,000 and $189,000, respectively.

Non-cancelable Royalty Obligations

The Company is a party to an amended research collaboration agreement with The Johns Hopkins University School of Medicine under which the Company licenses certain of its intellectual property. Under the terms of the amended research collaboration agreement, Vermillion is required to pay the greater of 4% royalties on net sales of diagnostic tests using the assigned patents or annual minimum royalties of $57,500. Royalty expense for the three months ended September 30, 2018 and 2017 totalled $30,000 for each period. Royalty expense for the nine months ended September 30, 2018 and 2017 totalled $78,000 and $94,000, respectively.

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

Stock-Based Compensation

During the three months ended September 30, 2018, the Company awarded Vermillion’s non-employee directors an aggregate of 27,871 shares of restricted stock under the 2010 Plan having a fair value of approximately $35,000. The vesting of these shares of restricted stock is as follows: 32% on September 1, 2018, and 68% on December 1, 2018. The Company also awarded a certain consultant 16,816 shares of restricted stock under the 2010 Plan having a fair value of approximately $13,000.

During the nine months ended September 30, 2018, the Company awarded Vermillion’s non-employee directors an aggregate of 398,400 shares of restricted stock under the 2010 Plan having a fair value of approximately $442,000. The vesting of these shares of restricted stock is as follows: 50% on June 1, 2018, 25% on September 1, 2018 and 25% on December 1, 2018. 35,000 of those shares of restricted stock were forfeited upon the departure of a board member in June. The Company also awarded certain consultants 23,350 shares of restricted stock under the 2010 Plan having a fair value of approximately $23,000.

During the nine months ended September 30, 2018, the Company granted certain officers and employees options to purchase an aggregate of 934,000 shares of Vermillion common stock with an exercise price of $1.11 per share and 125,000 shares of Vermillion common stock with an exercise price of $0.90 per share. These stock options vest 25% on each of the four anniversaries of the vesting commencement date for each such stock option.

The allocation of employee stock-based compensation expense by functional area for the three and nine months ended September 30, 2018 and 2017 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Cost of revenue	$22	$21	$69	$61
Research and development	2	-	4	5
Sales and marketing	14	38	95	108
General and administrative	233	216	727	630
Total	$271	$275	$895	$804

5.   LOSS PER SHARE

The Company calculates basic loss per share using the weighted average number of shares of Vermillion common stock outstanding during the period. Because the Company is in a net loss position, diluted loss per share is calculated using the weighted average number of shares of Vermillion common stock outstanding and excludes the effects of 7,414,053 and 7,971,860 potential shares of Vermillion common stock as of September 30, 2018 and 2017, respectively, that are anti-dilutive. Potential shares of Vermillion common stock include incremental shares of Vermillion common stock issuable upon the exercise of outstanding warrants, stock options and unvested restricted stock units.

6.   RELATED PARTY TRANSACTIONS

On December 18, 2017, the Company entered into a consulting agreement for a term of up to five months with the Company’s former Senior Vice President, Finance and Chief Accounting Officer.  Pursuant to the terms of the consulting agreement through May 15, 2018, the consultant provided accounting and finance services related to the transition of financial leadership. The Company agreed to pay $150 per hour for such consulting services.  The consultant also remained eligible for payout under the Company’s 2017 Corporate Incentive Plan after he satisfactorily met certain performance obligations as outlined in the consulting agreement. During the nine months ended September 30, 2018, the consultant was paid an aggregate of $53,925 for services provided pursuant to the consulting agreement.

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

During the first phase, we expanded our leadership team by hiring several new senior leaders including a chief executive officer.  In addition, we expanded our commercial strategy, reestablished medical and advisory support, rebuilt our patient advocacy strategy and established a billing system and a payer strategy outside of our relationship with Quest Diagnostics.  During the second phase, we completed the process of obtaining licensure of ASPiRA LABS in all of the states that require licenses, and are in the process of establishing our own payer coverage for OVA1, Multivariate Index Assay (MIA), and our second-generation OVA1 test, trademarked Overa, Multivariate Index Assay, 2nd Generation (MIA2G). Overa has been launched on a targeted basis.  In October, we launched OVA1+, which is designed to improve accuracy and reduce false positives by nearly 40% by leveraging the strengths of OVA1’s sensitivity and Overa’s specificity. In the third phase, we plan to fully commercialize OVA1 and Overa by utilizing the full national licensure of ASPiRA LABS, select laboratories for distribution, decentralized OVA1 testing to physician offices and healthcare systems, managed care coverage in select markets, our sales force and existing customer base.  Unlike OVA1, Overa uses a global testing platform, which will allow Overa to be deployed internationally.  We initiated the targeted launch of Overa in October 2016 with two key accounts converting from OVA1 to Overa. In October 2015, we announced registration of the CE mark for and clearance to market Overa in the European Union.  We also plan to develop an LDT product series, which we refer to internally as Diagnostic Algorithms #1 (“DxA1”) and Diagnostic Algorithms #2 (“DxA2”).  We anticipate that DxA1 and DxA2 will include not only biomarkers, but also clinical risk factors, other diagnostics and patient history data in order to boost predictive value. During the third quarter, we reorganized and reinvested in a stronger sales and marketing team in order to better position our new commercial offerings.

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

In 2018, we have continued to make progress with increased payer positive medical polices and in network agreements. As of September 30, 2018, we had 131 million covered lives and 112 million lives under contract agreement.

In October 2018, ASPiRA LABS launched OVA1®+, a new clinical pathway which combines the strengths of OVA1® and Overa®. The new offering improves accuracy and reduces false positives by nearly 40%.

As of the fourth quarter of 2018, we have launched our new platform and cloud service for decentralizing OVA1 testing. The platform and web service will allow other facilities to perform OVA1 and calculate OVA1 scores locally, enabling increased reach and access in the markets we serve.

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

On July 24, 2018, the Company received a deficiency letter from the Listing Qualifications Department of the Nasdaq Stock Market notifying the Company that, for the preceding 30 consecutive business days, the closing bid price for the Company’s common stock was below the minimum $1.00 per share requirement for continued

inclusion on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2). The Company has the opportunity to regain compliance or produce a plan to regain compliance. However, there can be no assurance that the Company will regain compliance.

Effective August 17, 2018, the Company appointed Nancy G. Cocozza to its  board of directors.

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

Results of Operations - Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

The selected summary financial and operating data of the Company for the three months ended September 30, 2018 and 2017 were as follows:

	Three Months Ended September 30,		Increase (Decrease)
(dollars in thousands)	2018	2017	Amount	%
Revenue:
Product	$739	$657	$82	12
Service	35	42	(7)	(17)
Total revenue	774	699	75	11
Cost of revenue:
Product	477	495	(18)	(4)
Service	301	284	17	6
Total cost of revenue	778	779	(1)	(0)
Gross profit (loss)	(4)	(80)	76	(95)
Operating expenses:
Research and development	129	192	(63)	(33)
Sales and marketing	1,343	1,050	293	28
General and administrative	1,167	1,177	(10)	(1)
Total operating expenses	2,639	2,419	220	9
Loss from operations	(2,643)	(2,499)	(144)	6
Interest income (expense), net	(6)	(10)	4	(40)
Other income (expense), net	(3)	-	(3)	-
Net loss	(2,652)	(2,509)	(143)	6
Deemed dividend on warrant repricing		(942)	942
Net loss attributable to common stockholders	$(2,652)	$(3,451)	$799	6

Product Revenue.  Product revenue was $739,000 for the three months ended September 30, 2018 compared to $657,000 for the same period in 2017. Effective January 1, 2018, revenue for ASPiRA LABS is being recognized when the OVA1 test is being performed based on estimates of what we expect to ultimately realize.  The 12% product revenue increase is due to a slight increase in our tests performed, as well as an increase in price per test.

The number of OVA1 tests performed increased 1% to approximately 1,981 OVA1 tests during the three months ended September 30, 2018 compared to approximately 1,954 OVA1 tests for the same period in 2017. We expect the test volume to improve over the remainder of the year as we increase our sales and marketing investments.

Service Revenue.  Service revenue was $35,000 for the three months ended September 30, 2018 compared to $42,000 for the same period in 2017. Service revenue varies from quarter to quarter based on the stages of ongoing customer projects. Revenue for ASPiRA IVD is being recognized once certain revenue recognition criteria have been met (see Note 1 to the financial statements included in Part I, Item I of this Form 10-Q). Due to the existing pipeline, we expect service revenue to increase slightly in the fourth quarter of 2018.

Cost of Revenue - Product.  Cost of product revenue was $477,000 for the three months ended September 30, 2018 compared to $495,000 for the same period in 2017, representing a decrease of 4%  due primarily to decreases in depreciation and lab supply costs, offset by postage costs due to new kits, as well as Quest project management fees incurred in 2018. We expect the cost of product revenue to remain consistent in the fourth quarter of 2018 compared to the third quarter of 2018.

Cost of Revenue - Service.  Cost of service revenue was $301,000 for the three months ended September 30, 2018 compared to $284,000 for the same period in 2017. The 6% increase related primarily to lab supplies purchased in connection with larger projects in the third quarter of 2018. We expect the cost of service revenue to fluctuate consistent with service revenue to some extent; however, due to the fixed nature of the costs, we expect the fourth quarter costs to be largely consistent with those of the third quarter.

Research and Development Expenses.  Research and development expenses represent costs incurred to develop our technology and carry out clinical studies, and include personnel-related expenses, regulatory costs, reagents and supplies used in research and development laboratory work, infrastructure expenses, contract services and other outside costs. Research and development expenses for the three months ended September 30, 2018 decreased $63,000, or 33%, compared to the same period in 2017. This decrease was primarily due to a reduction in consulting expenses. We expect research and development expenses to increase slightly from the third to the fourth quarter of 2018 due to the completion of ongoing studies and publications.

Sales and Marketing Expenses.  Our sales and marketing expenses consist primarily of personnel-related expenses, education and promotional expenses, and infrastructure expenses. These expenses include the costs of educating physicians, laboratory personnel and other healthcare professionals regarding OVA1 and Overa. Sales and marketing expenses also include the costs of sponsoring continuing medical education, medical meeting participation, and dissemination of scientific and health economic publications. Sales and marketing expenses for the three months ended September 30, 2018 increased $293,000, or 28%, compared to the same period in 2017. This increase was primarily due to increased headcount and personnel-related expenses and increased consulting costs in the third quarter of 2018 compared to 2017. We expect sales and marketing expenses to increase modestly over the remainder of 2018 as we focus efforts on the commercialization of OVA1 and Overa.

General and Administrative Expenses.  General and administrative expenses consist primarily of personnel-related expenses, professional fees and other costs, including legal, finance and accounting expenses and other infrastructure expenses. General and administrative expenses for the three months ended September 30, 2018 decreased by $10,000, or 1%, compared to the same period in 2017. We expect general and administrative expenses to remain consistent with the third quarter in the fourth quarter of 2018.

Results of Operations - Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

The selected summary financial and operating data of the Company for the nine months ended September 30, 2018 and 2017 were as follows:

	Nine Months Ended September 30,		Increase (Decrease)
(dollars in thousands)	2018	2017	Amount	%
Revenue:
Product	$1,979	$2,195	$(216)	(10)
Service	152	128	24	19
Total revenue	2,131	2,323	(192)	(8)
Cost of revenue:
Product	1,538	1,345	193	14
Service	851	855	(4)	(0)
Total cost of revenue	2,389	2,200	189	9
Gross profit (loss)	(258)	123	(381)	(310)
Operating expenses:
Research and development	425	685	(260)	(38)
Sales and marketing	4,046	3,114	932	30
General and administrative	3,780	3,825	(45)	(1)
Total operating expenses	8,251	7,624	627	8
Loss from operations	(8,509)	(7,501)	(1,008)	13
Interest income (expense), net	(25)	(32)	7	(22)
Other income (expense), net	(17)	(9)	(8)	89
Net loss	(8,551)	(7,542)	(1,009)	13
Deemed dividend on warrant repricing		(942)	942
Net loss attributable to common stockholders	$(8,551)	$(8,484)	$(67)	13

Product Revenue.  Product revenue was $1,979,000 for the nine months ended September 30, 2018 compared to $2,195,000 for the same period in 2017. Effective January 1, 2018, revenue for ASPiRA LABS is being recognized when the OVA1 test is being performed based on estimates of what we expect to ultimately realize.  The 10% product revenue decrease is due to a decrease in our tests performed, especially those for client bill customers.

The number of OVA1 tests performed decreased 15% to approximately 5,683 OVA1 tests during the nine months ended September 30, 2018 compared to approximately 6,665 OVA1 tests for the same period in 2017. The volume decrease was primarily due to the previously announced loss of a client bill customer in July 2017, which was concentrated in uncovered territories (territories not covered by an ASPiRA sales representative).

Service Revenue.  Service revenue was $152,000 for the nine months ended September 30, 2018 compared to $128,000 for the same period in 2017. Service revenue varies based on the stages of ongoing customer projects. Revenue for ASPiRA IVD is being recognized once certain revenue recognition criteria have been met (see Note 1 to the financial statements included in Part I, Item I of this Form 10-Q).

Cost of Revenue - Product.  Cost of product revenue was $1,538,000 for the nine months ended September 30, 2018 compared to $1,345,000 for the same period in 2017, representing an increase of 14% due primarily to some equipment maintenance costs, increased postage costs as well as Quest project management fees incurred in 2018.

Cost of Revenue - Service.  Cost of service revenue was $851,000 for the nine months ended September 30, 2018, which was nearly flat compared to $855,000 in costs for the same period in 2017.

Research and Development Expenses.  Research and development expenses represent costs incurred to develop our technology and carry out clinical studies, and include personnel-related expenses, regulatory costs, reagents and supplies used in research and development laboratory work, infrastructure expenses, contract services and other outside costs. Research and development expenses for the nine months ended September 30, 2018 decreased $260,000, or 38%, compared to the same period in 2017. This decrease was primarily due to a reduction in consulting expenses.

Sales and Marketing Expenses.  Our sales and marketing expenses consist primarily of personnel-related expenses, education and promotional expenses, and infrastructure expenses. These expenses include the costs of educating physicians, laboratory personnel and other healthcare professionals regarding OVA1 and Overa. Sales and marketing expenses also include the costs of sponsoring continuing medical education, medical meeting participation, and dissemination of scientific and health economic publications. Sales and marketing expenses for the nine months ended September 30, 2018 increased $932,000, or 30%, compared to the same period in 2017. This increase was primarily due to increased headcount and personnel-related expenses, one-time costs for Chief Operating Officer severance and increased consulting costs in 2018 compared to 2017.

General and Administrative Expenses.  General and administrative expenses consist primarily of personnel-related expenses, professional fees and other costs, including legal, finance and accounting expenses and other infrastructure expenses. General and administrative expenses for the nine months ended September 30, 2018 decreased by $45,000, or 1%, compared to the same period in 2017. The decrease was primarily due to the remeasurement of consultant stock options in 2018 and reduced headcount, partially offset by increased consulting fees in 2018.

Liquidity and Capital Resources

We plan to continue to expend resources selling and marketing OVA1 and Overa, operating our IVD trial services business and developing additional diagnostic tests and service capabilities.

We have incurred significant net losses and negative cash flows from operations since inception. At September 30, 2018, we had an accumulated deficit of $404,104,000 and stockholders’ equity of $9,710,000. As of September 30, 2018, we had $11,760,000 of cash and cash equivalents and $2,424,000 of current liabilities. Working capital was $10,349,000 and $3,696,000 at September 30, 2018 and December 31, 2017, respectively.

On April 17, 2018, the Company completed the Offerings pursuant to which certain investors purchased shares of Vermillion common stock and shares of Vermillion Series B Convertible Preferred Stock for net proceeds of approximately $13,500,000 after deducting offering expenses.

On August 31, 2017, certain holders exercised warrants to purchase 3,796,818 shares of Vermillion common stock (which warrants were issued in conjunction with a December 2014 private placement of Vermillion common stock) in consideration for the Company agreeing to reduce the exercise price from $2.00 to $1.00 per share of Vermillion common stock. As a result, the Company issued 3,796,818 shares of Vermillion common stock and received $3,797,000 in aggregate gross proceeds (approximately $3,577,000 net of transaction costs).

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

Net cash used in operating activities was $7,069,000 for the nine months ended September 30, 2018, resulting primarily from the net loss reported of $8,551,000, partially offset by depreciation and amortization of $527,000, stock compensation expense of $839,000, and changes in prepaid expenses of $228,000.

Net cash used in operating activities was $5,977,000 for the nine months ended September 30, 2017, resulting primarily from the net loss reported of $7,542,000 and changes in accounts payable, accrued and other liabilities of $401,000 partially offset by stock compensation expense of $997,000, depreciation and amortization of $599,000 and prepaid expenses of $312,000.

Net cash used in investing activities was $58,000 and $56,000 for the nine months ended September 30, 2018 and 2017, respectively, which consisted of property and equipment purchases.

Net cash provided by financing activities was $13,348,000 for the nine months ended September 30, 2018, resulting primarily from the proceeds from the sale of Vermillion preferred stock of $4,496,000 and of Vermillion common stock of $8,990,000 in our April 2018 public offering.

Net cash provided by financing activities was $8,543,000 for the nine months ended September 30, 2017, which consisted primarily of proceeds from the sale of Vermillion common stock in our February 2017 private placement, net of issuance costs, as well as proceeds from the exercise of common stock warrants, net of issuance costs.

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

We have significant net operating loss (“NOL”) carryforwards as of September 30, 2018 for which a full valuation allowance has been provided due to our history of operating losses. Section 382 of the Internal Revenue Code of 1986, as amended, as well as similar state provisions may restrict our ability to use our NOL credit carryforwards due to ownership change limitations occurring in the past or that could occur in the future. These ownership changes may also limit the amount of NOL credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively.

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

Off-Balance Sheet Arrangements

As of September 30, 2018, we had no off-balance sheet arrangements that are reasonably likely to have a current or future material effect on our condensed consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Per Item 305(e) of Regulation S-K, the information called for by this Item 3 is not required.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

Our senior management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2018. Based on this evaluation, our Chief Executive Officer and

Chief Financial Officer have concluded that as of September 30, 2018, our disclosure controls and procedures were effective.

Changes in internal controls over financial reporting.

There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In the ordinary course of business, we may periodically become subject to legal proceedings and claims arising in connection with ongoing business activities. The results of litigation and claims cannot be predicted with certainty, and unfavorable resolutions are possible and could materially and adversely affect our results of operations, cash flows and financial position. In addition, regardless of the outcome, litigation could have an adverse impact on us because of defense costs, diversion of management resources and other factors. While the outcome of these proceedings and claims cannot be predicted with certainty, there are no matters, as of September 30, 2018, that, in the opinion of management, will have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 1A. RISK FACTORS

There have been no material changes to our risk factors from those disclosed under “Risk Factors” in Part I, Item 1A of our 2017 Annual Report, as supplemented by the risk factor disclosed under “Risk Factors” in Part II, Item 1A of our quarterly report on Form 10-Q for the quarter ended June 30, 2018, filed with the SEC on August 9, 2018. The risks and uncertainties described in our 2017 Annual Report, as supplemented, are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also materially adversely affect our business, financial condition or results of operations.

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

Vermillion, Inc.
Date: November 8, 2018	/s/ Valerie B. Palmieri
Valerie B. Palmieri President and Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)
Date: November 8, 2018	/s/ Robert Beechey
Robert Beechey Chief Financial Officer (Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)