Form 10-K
period 2018-12-31
VERMILLION, INC.
filed 2019-03-28
CIK 926617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2018 or
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non - accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of voting common stock held by non-affiliates of the registrant is $33,929,264 and is based upon the last sales price as quoted on The NASDAQ Capital Market as of June 30, 2018.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of March 22,  2019, the registrant had 75,532,748 shares of common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information from the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders is incorporated by reference into Part III of this report. The registrant intends to file the Proxy Statement with the Securities and Exchange Commission within 120 days of December 31, 2018.

VERMILLION, INC.

FORM 10-K

For the Fiscal Year Ended December 31, 2018

Table of Contents

Vermillion, OVA1, Overa and OvaCalc are registered trademarks of Vermillion, Inc.

PART I

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks and uncertainties. Words such as “may,” “expects,” “intends,” “anticipates,” “believes,” “estimates,” “plans,” “seeks,” “could,” “should,” “continue,” “will,” “potential,” “projects” and similar expressions are intended to identify such forward-looking statements. Readers are cautioned that these forward-looking statements speak only as of the date on which this report is filed with the Securities and Exchange Commission (the “SEC”), and, except as required by law, Vermillion, Inc. (“Vermillion” and, together with its subsidiaries the “Company”, “we”, “our” or “us”) does not assume any obligation to update, amend or clarify them to reflect events, new information or circumstances occurring after such date. Examples of forward-looking statements regarding our business include the following:

•	projections or expectations regarding our future test volumes, revenue, cost of revenue, operating expenses, cash flow, results of operations and financial condition;
•	our plan to broaden our commercial focus from ovarian cancer to differential diagnosis of women with a range of gynecological disorders;
•	our planned business strategy and the anticipated timing of the implementation thereof;
•	plans with respect to our market expansion and growth, including plans to market OVA1, OVA1+ and Overa outside the United States;
•	plans to develop new algorithms and molecular diagnostic tests;
•	plans to develop a product or tool combining an OVA1 with results of a symptom index;
•	plans to establish our own payer coverage for Overa and expand coverage for OVA1;
•

intentions to address clinical questions related to early disease detection, treatment response, monitoring of disease progression, prognosis and other issues in the fields of oncology and women’s health;

•	plans with respect to ASPiRA IVD, Inc. (“ASPiRA IVD”);
•

our planned focus on the execution of four core strategic business drivers in ovarian cancer diagnostics and specialized laboratory services to address unmet medical needs for women faced with gynecologic disease and other conditions and the continued development of our business;

•	expectation to increase research and development expenses;
•	anticipated efficacy of our products, product development activities and product innovations;
•	expected competition in the markets in which we compete;
•	plans with respect to ASPiRA LABS, Inc. (“ASPiRA LABS”);
•	expectations regarding future services provided by Quest Diagnostics Incorporated (“Quest Diagnostics”);
•	plans to expand our product offerings to additional pelvic disease conditions;
•	plans regarding the commercialization of Overa;
•	plans to develop informatics products and develop and perform laboratory developed tests (“LDTs”);
•	plans with respect to the Company’s pelvic mass registry, including anticipated sources of funding;
•	our ability to improve sensitivity and specificity over traditional diagnostic biomarkers;
•	expectations regarding existing and future collaborations and partnerships, including OVA1, OVA1+ and Overa distribution agreements;
•	plans regarding future publications;
•

our continued ability to comply with applicable governmental regulations, expectations regarding pending regulatory submissions and plans to seek regulatory approvals for our tests outside the United States;

•	our ability to obtain and maintain the regulatory approvals required to market OVA1, OVA1+ and Overa in other countries;

•	our continued ability to expand and protect our intellectual property portfolio;
•	anticipated liquidity and capital requirements;
•	anticipated future losses and our ability to continue as a going concern;
•	expectations regarding the second disbursement from our financing arrangement, as amended, with the State of Connecticut Department of Economic and Community Development (the “DECD”);
•	expected expenditures, including the expected increase in expenses related to sales and marketing of OVA1, OVA1+ and Overa in 2019;
•	our ability to use our net operating loss carryforwards;
•	anticipated future tax liability under U.S. federal and state income tax legislation;
•	expected market adoption of our diagnostic tests, including OVA1, OVA1+ and Overa;
•	expectations regarding our ability to launch new products we develop, license, co-market or acquire;
•	expectations regarding raising capital and the amount of financing anticipated to be required to fund our planned operations; and
•	expectations regarding reimbursement for our products, and our ability to obtain such reimbursement, from third-party payers such as private insurance companies and government insurance plans.

Forward-looking statements are subject to significant risks and uncertainties, including those discussed in Part I Item 1A, “Risk Factors,” that could cause actual results to differ materially from those projected in such forward-looking statements due to various factors, including our ability to continue as a going concern; ability to increase the volume of OVA1 or Overa sales; failures by third-party payers to reimburse OVA1 or Overa or changes or variances in reimbursement rates; our ability to secure additional capital on acceptable terms to execute our business plan; our ability to comply with Nasdaq’s continued listing requirements to remain publicly traded; in the event that we succeed in commercializing OVA1 and Overa outside the United States, the political, economic and other conditions affecting other countries; our ability to continue developing existing technologies; our ability to develop and commercialize additional diagnostic products and achieve market acceptance with respect to these products; our ability to compete successfully; our ability to obtain any regulatory approval required for our future diagnostic products; our or our suppliers’ ability to comply with Food and Drug Administration (“FDA”) requirements for production, marketing and post-market monitoring of our products; additional costs that may be required to make further improvements to our manufacturing operations; our ability to maintain sufficient or acceptable supplies of immunoassay kits from our suppliers; our ability to continue to develop, protect and promote our proprietary technologies; our ability to use intellectual property directed to diagnose biomarkers; our ability to successfully defend our proprietary technology against third parties; future litigation against us, including infringement of intellectual property and product liability exposure; our ability to retain key employees; business interruptions; changes in healthcare policy; our ability to comply with environmental laws; our ability to comply with the additional laws and regulations that apply to us in connection with the operation of ASPiRA LABS; our ability to comply with FDA regulations that relate to our products and to obtain any FDA clearance or approval required to develop and perform LDTs; ASPiRA IVD’s ability to enter into profitable contracts; ASPiRA IVD’s ability to maintain effective information systems without significant interruption; and our ability to integrate and achieve anticipated results from any acquisitions or strategic alliances.

ITEM 1.          BUSINESS

Company Overview

Corporate Vision:  To drive the advancement of women’s health by providing innovative methods to detect, monitor and manage the treatment of both benign and malignant gynecologic disease, with our primary focus being diseases of the female pelvic cavity.

Our corporate strategy is to serve as a diagnostic service and bio-analytic solutions provider. Our plan is to broaden our commercial focus from ovarian cancer to differential diagnosis of women with a range of gynecological disorders. We are currently in the market expansion and growth phase of our strategy having added to our direct sales force in late 2018 and into the first quarter of 2019.

We expanded our commercial strategy in 2018 through the establishment of medical and advisory support and a Key Opinion Leader Network aligned with our territories in the US. We ultimately plan to globally commercialize OVA1 and Overa by utilizing the full national licensure of ASPiRA LABS, select laboratories for distribution, managed care coverage in select markets, our sales force and existing customer base.  During 2018 we put OVA1, as we have with Overa, on a global testing platform, which allows both tests to be deployed internationally as well as run locally in the United States at major customer sites.  We initiated the targeted launch of Overa in October 2016 with two key accounts converting from OVA1 to Overa. In October 2015, we announced registration of the CE mark for and clearance to market Overa in the European Union. We also plan to develop an LDT product series, which we refer to internally as Diagnostic Algorithms #1 (“DxA1”) and Diagnostic Algorithms #2 (“DxA2”).  We anticipate that DxA1 and DxA2 will include not only biomarkers, but also clinical risk factors, other diagnostics and patient history data in order to boost predictive value. During the third and fourth quarters of 2018, we reorganized internally and reinvested in a stronger sales and marketing team in order to better position our new commercial offerings.

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

Business:  Our initial product, OVA1, is a blood test designed to, in addition to a physician’s clinical assessment of a woman with a pelvic mass, identify women who are at high risk of having a malignant ovarian tumor prior to planned surgery. The FDA cleared OVA1 in September 2009, and we commercially launched OVA1 in March 2010. We have launched on a targeted basis a second-generation biomarker panel known as Overa, which is intended to maintain our product’s high sensitivity while improving specificity.  We received FDA clearance for Overa on March 18, 2016. OVA1 and Overa use the Roche cobas 4000, 6000 and 8000 platforms.

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

Strategy:  We are focused on the execution of four core strategic business drivers in ovarian cancer diagnostics and specialized laboratory services to build long-term value for our investors:

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

3)	Leveraging our existing database and specimen bank while building the largest specimen and data repository of gynecologic pelvic mass patients worldwide; and

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

In March 2015, we entered into a new commercial agreement with Quest Diagnostics.  Pursuant to this agreement, all OVA1 U.S. testing services for Quest Diagnostics customers were transferred to Vermillion’s wholly-owned subsidiary, ASPiRA LABS, as of August 2015. Pursuant to this agreement, as amended as of March 1, 2018, Quest Diagnostics has continued to provide blood draw and logistics support by transporting specimens to ASPiRA LABS for testing in exchange for a market value fee.  Per the terms of the commercial agreement, we may not offer to existing or future Quest Diagnostics customers CA 125-II or other tests that Quest Diagnostics offers. As of the date of this Annual Report on Form 10-K, we are in the process of renewing this agreement..

We have active international distribution agreements for Overa with Pro-Genetics LTD in Israel and MacroHealth, Inc. in the Philippines. The MacroHealth, Inc. agreement was our first decentralized international agreement with Overa specimen testing to be performed in the Philippines.

In the United States, revenue for diagnostic tests comes from several sources, including third-party payers such as insurance companies, government healthcare programs, such as Medicare and Medicaid, client bill accounts and patients. Novitas Solutions, a Medicare contractor, covers and reimburses for OVA1 tests performed in certain states, including Texas. Because OVA1 tests are exclusively performed at ASPiRA LABS in Texas, this local coverage determination from Novitas Solutions essentially provides national coverage for patients enrolled in Medicare as well as Medicare Advantage health plans.

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

These new clinical management guidelines replace the July 2007 version, Practice Bulletin Number 83. Practice Bulletins summarize current information on techniques and clinical management issues for the practice of obstetrics and gynecology. Practice Bulletins are evidence-based documents, and recommendations are based on the evidence. This is also the only clinical management tool used for adnexal masses. Although there are Practice Bulletins, guidelines do not exist for adnexal masses. ACOG guidelines do exist, however, for ovarian cancer management.

Practice Bulletin Number 83 recommends that obstetricians and gynecologists evaluating women with adnexal masses who do not meet Level A criteria of a low risk transvaginal ultrasound should proceed with Level B clinical guidelines. Level B guidelines state that the physician may use risk assessment tools such as existing CA125 technology or OVA1 (“Multivariate Index Assay”) as listed in the bulletin. Based on this, OVA1 has now achieved parity with CA125 as a Level B clinical recommendation for the management of adnexal masses. In December 2016, we received an FDA Clarification Letter regarding OVA1 and Overa. This letter was in reference to the September 7, 2016 FDA Safety Communication advising women and their physicians against the use of ovarian cancer screening tests for asymptomatic women.

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

Studies and Publications

#	Title	First Author and Journal	Year	Study Size	Findings
1	Effect of Surgeon Specialty on Processes of Care and Outcomes for Ovarian Cancer Patients	Earle et al. JCNI 2006	2006	N=3067	Retrospective analysis of Medicare claims showed that only 33% of patients have access to a gynecological oncologist, but gynecological oncologists overall provided superior care.
2	Effectiveness of a multivariate index assay in the preoperative assessment of ovarian tumors	Ueland, et. al. Obstet Gynecol	2011	N=524

Initial OVA1 Clinical Validation. OVA1 detected 76% of malignancies missed by CA125 in a prospective, multi-institutional trial involving 27 primary care and specialty sites throughout the US. Additionally, MIA plus physician assessment identified 86% of malignancies missed by CA125.

3	The Role of the Obstetrician-Gynecologist in Early Detection of Epithelial Ovarian Cancer	ACOG	2011	N/A	Practice Guidance. Discusses practices in evaluating symptomatic patients with physical exam, imaging and tumor markers.
4	An in vitro diagnostic multivariate index assay ("IVDMIA") for ovarian cancer: harvesting the power of multiple biomarkers	Zhen Zhang	2012	N/A	Discusses rationale and strategy for development of IVDMIA, including specifics on OVA1.
5	Adherence to treatment guidelines for ovarian cancer as a measure of quality of care	Bristow, et. al. Obstet Gynecol	2013	N= 13,321

Patients were identified as having epithelial ovarian cancer in the California Cancer Registry. 37.2% of patients received National Comprehensive Cancer Network ("NCCN") guideline adherent care for the treatment of epithelial ovarian cancer. Adherence to NCCN guideline care for the treatment of epithelial ovarian cancer is correlated with improved survival.

6	Impact of a multivariate index assay on referral patterns for surgical management of an adnexal mass	Bristow, et. al. AJOG	2013	N=770

MIA demonstrated statistically significant higher sensitivity (90.2%) for detecting malignancy compared with clinical assessment (73.2%), CA125 (68.3%), and mACOG guidelines (79.3%). However, use of OVA1 does not lead to over-referral.

7	Ovarian malignancy risk stratification of the adnexal mass using a multivariate index assay	Bristow, et. al. Gynecologic Oncology	2013	N=494

Second Pivotal Clinical Validation. Primary ovarian cancer was identified in 65 patients (13.2%) with 43.1% having FIGO Stage 1 disease. Overall sensitivity of MIA was 95.7% , and the MIA correctly predicted ovarian malignancy in 91.4% of cases of early stage disease compared to only 65.7% for CA125-II.

8	Disparities in ovarian cancer care quality and survival according to race and socioeconomic status	Bristow, et. al. JNCI	2013	N=47160	Statistically and clinically significant disparities in the quality of ovarian care and overall survival, independent of NCCN guidelines, is observed along both racial and socioeconomic differences.
9	Widespread flaws found in ovarian cancer treatment	Denise Grady, NY times	2013	N/A	Discusses current state of ovarian cancer care and highlighted the problem of lack of referral to proper physician .
10	The effect of ovarian imaging on the clinical interpretation of a multivariate index assay	Goodrich, et. al. AJOG	2014	N=1024	Using OVA1 in conjunction with Ultrasound findings reduces missing ovarian cancer to just 2% (ultrasound alone missed 23% of malignancies and CT scan missed 20%) .

11	Clinical performance of a multivariate index assay for detecting early-stage ovarian cancer	Longoria et al. AJOG 2014	2014	N=1022

OVA1 combined with clinical assessment shows higher sensitivity for early stage ovarian cancer when compared to other biomarkers (CA125 at two cutoffs) and modified ACOG guidelines for adnexal mass triage.

12	Risk Stratification of the Persistent Ovarian Mass with OVA 1	MEDCO Forum, 2014	2014	N/A	Review of current risk stratification and surgical planning using CA125 and OVA1.
13	Performance of the American College of Obstetricians and Gynecologists’ Ovarian Tumor Referral Guidelines With a Multivariate Index Assay	Ware Miller et al. 2014	2014	N=590

Study to estimate performance of substitution of OVA1 for CA125 in ACOG guidelines. Substitution resulted in identification of 79% of missed malignancies in premenopausal and 67% of missed malignancies in postmenopausal women.

15	Validation of a second-generation multivariate index assay for malignancy risk of adnexal masses	Coleman, et. al. AJOG 2016	2016	N=493	When compared to MIA, MIA2G had improved specificity (69% vs. 54%) and PPV (40% vs. 31%) with no significant change in sensitivity and NPV.
16	Cost-effectiveness analysis of a multivariate index assay compared to modified American College of Obstetrics and Gynecologists criteria and CA125 in the triage of women with adnexal masses	Forde, et. al. CMRO, 2016	2016	N/A	MIA was cost effective, resulting in fewer reoperations and pretreatment CT Scans; overall resulting in an incremental cost-effectiveness ratio of $35,094 per quality-adjusted life-year gained.
17	The clinical utility of an elevated-risk multivariate index assay score in ovarian cancer patients	Eskander, et. al. CMRO	2016	N=122

Clinical Utility of OVA1 elevated risk result. When OVA1 is used preoperatively for both pre and postmenopausal women with adnexal masses, 94% of the women with elevated MIA scores had their primary surgery with a gynecological oncologist. Of these women, 65 (53%) were found to have ovarian cancer. Previous studies have proven a survival benefit from an ovarian cancer patient being operated on by a gynecological oncologist initially.

18	Evaluation of a Validated Biomarker Test in Combination With a Symptom Index to Predict Ovarian Malignancy	Urban, et al. Int J Gynecol Cancer	2017	N=218	The combination of a symptom index and a multivariate panel had improved accuracy in predicting ovarian cancer for patients undergoing surgery for a pelvic mass.
19	Economic Impact of Increased Utilization of Multivariate Assay Testing to Guide the Treatment of Ovarian Cancer: Implications for Payers	Brodsky, et al. Am Health and Drug Benefits	2017	N=92,843

The results of the budget impact model support the use of OVA1 instead of CA125 by indicating that modest cost savings can be achieved, while reaping the clinical benefits of improved diagnostic accuracy, early disease detection, and reductions in multiple, and possibly unnecessary, referrals to gynecologic oncologists.

21	Combined symptom index and second-generation multivariate biomarker test for prediction of ovarian cancer in patients with a pelvic mass	Urban, et al. Gynecologic Oncology	2018	N=218	The combination of a symptom index and refined multivariate panel had improved accuracy in predicting ovarian cancer for patients undergoing surgery for a pelvic mass.
22	Adherence to a Practice Guideline Is Associated With Reduced Referral Time to Treating Physician (Gynecologic Oncologist)	Boac, et al., AJOG	2018	N=335

Patients whose workup adhered to the 4 NCCN-based categories were seen by the gynecologic oncologist in a significantly shorter time. This work identified several areas for improvement in the care of OVCA patients, including utilization of physician referrals and tumor markers.

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

Ovarian Cancer

Background

Commonly known as the “silent killer,” ovarian cancer leads to approximately 14,000 deaths each year in the United States. As of early 2019, The American Cancer Society (“ACS”) estimated that over 22,000 new ovarian cancer cases will be diagnosed, with the majority of patients diagnosed in the late stages of the disease in which the cancer has spread beyond the ovary. Unfortunately, ovarian cancer patients in the late stages of the disease have a poor prognosis, which leads to high mortality rates. According to the ACS, when ovarian cancer is diagnosed at its earliest stage, Stage 1A, the patient has a 5-year survival rate of 94%. Ovarian cancer patients have up to a 90% 5-year survival rate following surgery and/or chemotherapy if detected in stage 1. However, only 15% of ovarian cancer patients are diagnosed before the tumor has spread outside the ovary. For ovarian cancer patients diagnosed in the late-stages of the disease, the 5-year survival rate falls to as low as 17%.

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

Commercialization

Starting in 2014, we offered OVA1 via ASPiRA LABS.  In March 2015, we entered into a commercial agreement with Quest Diagnostics.  Pursuant to this agreement, all OVA1 U.S. testing services for Quest Diagnostics customers were transferred to Vermillion’s wholly-owned subsidiary, ASPiRA LABS.  Pursuant to this agreement as amended as of March 1, 2018, Quest Diagnostics has continued to provide blood draw and logistics support by transporting specimens to ASPiRA LABS for testing in exchange for a market value fee.  Per the terms of the agreement, we may not offer to existing or future Quest Diagnostics customers CA 125II or other tests that Quest Diagnostics offers. As of the date of this Annual Report on Form 10-K, we are in the process of renewing this agreement.

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

Approximately 7,679 OVA1 tests were performed in 2018 compared to 8,575 in 2017, with the decrease being attributed to the loss of a large reference laboratory account in July 2017,  partially offset by new contracts. In 2018, we continued to develop the market through experienced market development specialists and customer account managers and hired new Regional Account Managers.  As market awareness continues to build, these managers are focused on efforts that will have a positive impact on regional payers and create positive coverage decisions.  They are working with local key opinion leaders and meeting with medical directors to discuss the clinical need, our technology assessment package and increasing experience and cases studies showing the positive outcomes utilizing OVA1.

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

Reimbursement

In the United States, revenue for diagnostic tests comes from several sources, including third-party payers such as insurance companies, government healthcare programs, such as Medicare and Medicaid, client bill accounts and patients. Novitas Solutions, a Medicare contractor, covers and reimburses for OVA1 tests performed in certain states, including Texas. Because OVA1 tests are exclusively performed at ASPiRA LABS in Texas, this local coverage determination from Novitas Solutions essentially provides national coverage for patients enrolled in Medicare as well as Medicare Advantage health plans.  ASPiRA LABS also bills third-party commercial and other government payers as well as client bill accounts and patients for OVA1.

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

Starting in 2016, we were able to make progress in achieving positive medical policy and/or payer contracts. We have continued to make progress with increased payer positive medical polices for an estimated total of over 151 million covered lives as of December 31, 2018. This represents an increase from an estimated 125 million covered lives as of March 1, 2018.

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

Intellectual Property Protection

Our intellectual property includes the federally registered trademarks for Vermillion, OVA1, Overa and OvaCalc and a portfolio of owned, co-owned or licensed patents and patent applications. As of the date of the filing of this Annual Report on Form

10-K, our clinical diagnostics patent portfolio included 21 issued United States patents, 7 pending United States patent applications, and numerous pending patent applications and issued patents outside the United States. These patents and patent applications fall into 24 patent families and are directed to diagnostic technologies.

Our research collaboration agreement with JHU expired in March 2016.  There were no collaboration expenses under the JHU collaboration agreement for the years ended December 31, 2018 and December 31, 2017 under the collaboration agreement.  Under the terms of our amended license agreement with JHU dated September 19, 2016, we are required to pay the greater of 4% royalties on net sales of diagnostic tests using the assigned patents or annual minimum royalties of $57,500.

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

Employees

As of December 31, 2018, we had 43 full-time employees. We also engage independent contractors from time to time.

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

The SEC maintains an Internet website, www.sec.gov, that contains reports, proxy statements, and other information regarding issuers that file electronically with the SEC.

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

We have incurred significant losses and negative cash flows from operations since inception and have an accumulated deficit of nearly $407 million as of the end of the period covered by this report. The Company also expects to incur a net loss and negative cash flows from operations in 2019.  Given these conditions, there is substantial doubt about the Company’s ability to continue as a going concern and our independent registered public accounting firm’s report on our financial statements for the year ended December 31, 2018 includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern given our recurring net losses and negative cash flows from operations.

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

We have experienced significant operating losses each year since our inception and we expect to incur a net loss for fiscal year 2019.  Our losses have resulted principally from costs incurred in cost of revenue, sales and marketing, general and administrative costs and research and development. The number of OVA1 tests performed in 2016, 2017 and 2018 was 9,125,  8,575, and 7,679, respectively. If we are unable to increase the volume of OVA1 sales, our business, results of operations and financial condition will be adversely affected.

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

On July 24, 2018, we received a deficiency letter from the Listing Qualifications Department of The Nasdaq Stock Market stating that, for the preceding 30 consecutive business days, the closing bid price for Vermillion common stock was below the minimum $1.00 per share requirement for continued inclusion on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2). On January 22, 2019, Vermillion was granted an additional 180-calendar day compliance period to regain compliance with the minimum bid price requirement, and in March 2019, we regained compliance. There is no assurance that we will maintain compliance with this or any of the other Nasdaq continued listing requirements.

If, in the future, we fail to comply with Nasdaq’s continued listing requirements, Vermillion common stock will be subject to delisting. If that were to occur, Vermillion common stock would be subject to rules that impose additional sales practice requirements on broker-dealers who sell Vermillion securities. The additional burdens imposed upon broker-dealers by these requirements could discourage broker-dealers from effecting transactions in Vermillion common stock. This would adversely affect the ability of investors to trade Vermillion securities and would adversely affect the value and liquidity of Vermillion common stock. These factors could contribute to lower prices and larger spreads in the bid and ask prices for Vermillion common stock. If we seek to implement a reverse stock split in order to remain listed on The Nasdaq Capital Market, the announcement or implementation of such a reverse stock split could negatively affect the price of Vermillion common stock.

If we are able to establish operations in countries outside of the United States, we may be subject to political, economic and other conditions affecting these countries that could result in increased operating expenses and regulation.

In 2017 and 2018, virtually all of our product revenue was generated in the United States. If we are able to successfully commercialize OVA1 and Overa outside the United States, there are risks inherent in conducting business internationally, including the following:

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

The current presidential administration and U.S. Congress has made efforts to delay, modify or repeal certain provisions of the Affordable Care Act. In December 2017, the House and Senate passed a new tax bill effective January 1, 2019 that ended the individual mandate, a tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage. The passage of this bill could result in increased premiums and result in fewer covered individuals. This and other changes could have an impact on coverage and reimbursement for healthcare items and services covered by plans that were authorized by the Affordable Care Act. In addition, other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted that reduced payments to Medicare providers. The ultimate implementation of any healthcare reform legislation and any new laws and regulations, and its impact on us, is impossible to predict. Any significant reforms made to the healthcare system in the United States, or in other jurisdictions, may have an adverse effect on our business, financial condition and results of operations.

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

According to information provided on Schedules 13D and 13G, as amended, filed as recently as February 13, 2019, five persons, in aggregate, beneficially owned approximately 45.9 million shares of our common stock, including the right to acquire approximately 2.7 million shares under warrant or option agreements. The shares of common stock currently held by these individuals, excluding the right to acquire those shares under warrant or option agreements, represent 57% of our outstanding shares of common stock. Under a May 2013 stockholders agreement, two of these persons have certain rights to designate a director to be nominated by us to serve on the Board of Directors. As a result, these stockholders will be able to affect the outcome of, or exert significant influence over, all matters requiring stockholder approval, including the election and removal of directors and any change in control. In particular, this concentration of ownership of our common stock could have the effect of delaying or preventing a change in control of us or otherwise discouraging or preventing a potential acquirer from attempting to obtain control of us. This, in turn, could have a negative effect on the market price of our common stock. It could also prevent our stockholders from realizing a premium over the market prices for their shares of common stock. Moreover, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders. The concentration of ownership also contributes to the low trading volume and volatility of our common stock.

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

As of December 31, 2018, we had 75,501,394 shares of our common stock outstanding and 5,178,819 shares of our common stock reserved for future issuance to employees, directors and consultants pursuant to our employee stock plans, which excludes 4,612,005 shares of our common stock that were subject to outstanding options.

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

Location	Approximate Square Feet	Primary Functions	Lease Expiration Date
Austin, Texas	4,218 sq. ft.	ASPiRA LABS facility, research and development, clinical and regulatory, sales and administrative offices	January 31, 2020
Trumbull, Connecticut	10,681 sq. ft.	Administrative offices and ASPiRA IVD laboratory facility	June 7, 2021

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

On March 4, 2019, there were 90 registered holders of record of our common stock. The closing price of our common stock on March 21, 2019 was $1.35.

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

2000 Plan.  The authority of Vermillion’s Board of Directors to grant new stock options and awards under the 2000 Plan terminated in 2010.  The Board of Directors continued to administer the 2000 Plan with respect to the stock options that remained outstanding under the 2000 Plan.  All remaining options expired during 2018. At December 31, 2018,  there were no options to purchase shares of Vermillion’s common stock that remained outstanding under the 2000 Plan.

2010 Plan.  The 2010 Plan is administered by the Compensation Committee of Vermillion’s Board of Directors. Our employees, directors, and consultants are eligible to receive awards under the 2010 Plan. The 2010 Plan permits the granting of a variety of awards, including stock options, share appreciation rights, restricted shares, restricted share units, unrestricted shares, deferred share units, performance and cash-settled awards, and dividend equivalent rights. We are authorized to issue up to 12,122,983 shares of Vermillion’s common stock under the 2010 Plan, subject to adjustment as provided in the 2010 Plan. At December 31, 2018, options to purchase 4,612,005 shares of common stock remained outstanding under the 2010 Plan.

The number of shares of Vermillion’s common stock to be issued upon exercise of outstanding stock options, the weighted-average exercise price of outstanding stock options and the number of shares available for future stock option grants and stock awards under the 2010 Plan as of December 31, 2018, were as follows:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in First Column)
Equity compensation plans approved by security holders	4,612,005	$1.67	5,178,819
Equity compensation plans not approved by security holders	-	-	-
Total	4,612,005		5,178,819

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

Overview

We aim to serve as a diagnostic service and bio-analytic solutions provider, and we plan to broaden our commercial focus from ovarian cancer to differential diagnosis of women with a range of gynecological disorders.

We believe 2019 will be a transformative year for Vermillion as we continue to roll-out our new generation of technology, new decentralized and evolving web-service platform, CA125 ethnic disparity gap awareness, and full commercial strategy, all of which began in the fourth quarter of 2018.

In the fourth quarter of 2018, we launched our new generation of technology, OVA1+.  OVA1+ is designed to improve accuracy and reduce false positives by nearly 40% by leveraging the strengths of OVA1’s sensitivity and Overa’s specificity. OVA1+ will also be available through a decentralized platform structure enabling hospital networks and super groups to run the test in their labs.

Also in the fourth quarter, we presented CA125 Disparity data at Mid-Atlantic Gynecologic Oncology Society and submitted an abstract and manuscript for national publication.

We are focused on commercializing OVA1 and Overa both inside and outside the U.S.  In 2018, we established medical and advisory support and a Key Opinion Leader Network aligned with our territories in the U.S.  In addition, we added to our direct sales force in late 2018 and into the first quarter of 2019, and we put OVA1 on a global testing platform (like we had done with Overa), which allows tests to be deployed internationally as well as run locally in the United States at major customer sites.  In 2019, we plan to more fully commercialize OVA1 and Overa by utilizing select laboratories for distribution, managed care coverage in select markets, our sales force and our existing customer base.  We also plan to develop an LDT product series, which we refer to internally as Diagnostic Algorithms #1 (“DxA1”) and Diagnostic Algorithms #2 (“DxA2”).  We anticipate that DxA1 and DxA2 will include not only biomarkers, but also clinical risk factors, other diagnostics and patient history data in order to boost predictive value.

Carrying this into the first quarter, we entered into a comprehensive study agreement with Clalit Health Services to validate OVA1 (MIA), OVERA® (MIA2G) and OVA1+ on the Israeli population.  Vermillion’s technology will be studied on this high risk BRCA population to determine if earlier stage disease can be diagnosed and if the time to surgical treatment can be expedited for improved surgical outcomes for patients with an adnexal mass.

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

Under the modified retrospective implementation method, we recorded a one-time cumulative effect adjustment at January 1, 2018 to reflect the aggregate effect of all OVA1 and Overa tests performed prior to January 1, 2018 as if revenue had been recognized under ASC 606.  The cumulative effect adjustment was recorded increasing the opening balance of Accounts Receivable by $500,000 in the condensed consolidated balance sheets with an offsetting reduction to Accumulated Deficit.

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

Liquidity

On March 22, 2016, we entered into an agreement ( the “Loan Agreement”) pursuant to which we may borrow up to $4,000,000 from the State of Connecticut Department of Economic and Community Development (the “DECD”). Proceeds from the loan were utilized primarily to fund the build-out, information technology infrastructure and other costs related to our Trumbull, Connecticut facility and operations. The loan bears interest at a fixed rate of 2.0% per annum and requires equal monthly payments of principal and interest until maturity, which occurs on April 15, 2026. As security for the loan, we have granted the DECD a blanket security interest in our personal and intellectual property. The DECD’s security interest in our intellectual property may be subordinated to a qualified institutional lender. Under the terms of the agreement,  as amended, we may be eligible for forgiveness of up to $2,000,000 of the principal amount of the loan if we achieve certain job creation and retention milestones by March 1, 2021 (the “Measurement Date”). Conversely, if we are either unable to meet these job creation and retention milestones, namely, hiring and retaining for a consecutive two-year period 40 full-time employees with a specified average annual salary by the Measurement Date, or do not maintain our Connecticut operations for a period of 10 years, the DECD may require early repayment of a portion or all of the loan depending on job attainment as compared to the required amount plus a penalty of 5% of the total funded loan.

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

As discussed in Note 7, on August 31, 2017, certain investors exercised outstanding warrants to purchase shares of Vermillion common stock for net proceeds of approximately $3,576,000 after deducting offering expenses.

As discussed in Note 7, on April 17, 2018, the Company completed two public offerings, pursuant to which certain investors purchased Vermillion common stock and Vermillion Series B convertible preferred stock for net proceeds of approximately $13,500,000 after deducting offering expenses.

We have incurred significant net losses and negative cash flows from operations since inception, and as a result have an accumulated deficit of approximately $406,924,000 at December 31, 2018. The Company expects to incur a net loss in 2019 as well. In order to continue our operations as currently planned through 2019 and beyond, we will need to raise additional capital. Given the above conditions, there is substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements have been prepared on a going concern basis and do not include any adjustments that might result from these uncertainties.

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

Recent Developments

On July 24, 2018, the Company received a deficiency letter from the Listing Qualifications Department of the Nasdaq Stock Market notifying the Company that, for the preceding 30 consecutive business days, the closing bid price for the Company’s common stock was below the minimum $1.00 per share requirement for continued inclusion on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2). On January 22, 2019, Vermillion was granted an additional 180-calendar day compliance period to regain compliance with the minimum bid price requirement. On March 22, 2019, we achieved compliance with Nasdaq’s continued listing requirements after the closing bid price of Vermillion common stock was at least $1.00 per share for 10 consecutive business days.  However, there is no assurance that we will maintain compliance with this or any of the other Nasdaq continued listing requirements.Results of Operations – Year Ended December 31, 2018 as compared to Year Ended December 31, 2017

The Company’s selected summary financial and operating data for the years ended December 31, 2018 and 2017 were as follows:

	Year Ended December 31,		Increase (Decrease)
(dollars in thousands)	2018	2017	Amount	%
Revenue:
Product	$2,772	$2,853	$(81)	(3)
Service	281	268	13	5
Total revenue	3,053	3,121	(68)	(2)
Cost of revenue:
Product	2,044	1,756	288	16
Service	1,098	1,158	(60)	(5)
Total cost of revenue	3,142	2,914	228	8
Gross profit / (loss)	(89)	207	(296)	(143)
Operating expenses:
Research and development	550	837	(287)	(34)

Sales and marketing	5,642	4,268	1,374	32
General and administrative	5,052	5,543	(491)	(9)
Total operating expenses	11,244	10,648	596	6
Loss from operations	(11,333)	(10,441)	(892)	9
Interest (expense) / income, net	(22)	(42)	20	(48)
Other (expense) / income, net	(16)	(14)	(2)	14
Net loss	$(11,371)	$(10,497)	$(874)	8

Product Revenue.  Product revenue was approximately $2,772,000 for the year ended December 31, 2018 compared to $2,853,000 for the same period in 2017.  Effective January 1, 2018, revenue for ASPiRA LABS is being recognized when the OVA1 test is being performed based on estimates of what we expect to ultimately realize. The 3% product revenue decrease is due to a decrease in tests performed compared to the prior year, especially those for client bill customers.

The number of OVA1 tests performed decreased 10% to 7,679 OVA1 tests during the year ended December 31, 2018 compared to 8,575 OVA1 tests for the prior year. The volume decrease was primarily due to the previously announced loss of a client bill customer in July 2017, which was concentrated in uncovered territories (territories not covered by an ASPiRA sales representative).  Partially offsetting the volume decrease was year-over-year growth in covered territories (territories covered by an ASPiRA sales representative).

Service Revenue.  Service revenue was $281,000 for the year ended December 31, 2018 compared to $268,000 for the same period in 2017,  an increase of $13,000, or 5%.  Service revenue will vary from quarter to quarter based on the size of ongoing customer projects. Revenue for ASPiRA IVD is being recognized once certain revenue recognition criteria have been met (see Note 1 to the financial statements included in Part II, Item VIII of this Form 10-K).

Cost of Revenue - Product. Cost of product revenue was $2,044,000 for the year ended December 31, 2018 compared to $1,756,000 for the same period in 2017, representing an increase of $288,000, or 16%, due primarily to some equipment maintenance costs, increased shipping costs as well as Quest project management fees incurred in 2018.

Cost of Revenue - Service.  Cost of service revenue was $1,098,000 for the year ended December 31, 2018 compared to $1,158,000 for the same period in 2017.  The decrease of 5% was primarily due to a decrease in headcount and consulting, offset by lab supplies

Research and Development Expenses.  Research and development expenses represent costs incurred to develop our technology and carry out clinical studies, and include personnel-related expenses, regulatory costs, reagents and supplies used in research and development laboratory work, infrastructure expenses, contract services and other outside costs.  Research and development expenses decreased by $287,000, or 34%, for the year ended December 31, 2018 compared to the same period in 2017. This decrease was mainly due to decreases in consulting costs.  In 2018, we internally performed ongoing product pipeline development at a lower cost, including patient consents under IRB for our pelvic mass specimen and data repository and cataloguing of serum samples for future research purposes. We expect research and development expenses in 2019 to increase compared to those of 2018, due to some new tests being developed.

Sales and Marketing Expenses.  Our sales and marketing expenses consist primarily of personnel-related expenses, education and promotional expenses, and infrastructure expenses.  These expenses include the costs of educating physicians, laboratory personnel and other healthcare professionals regarding OVA1 and Overa.  Sales and marketing expenses also include the costs of sponsoring continuing medical education, medical meeting participation and dissemination of scientific and health economic publications.  Our personnel-related expenses include the cost of our field sales force, the subject matter experts responsible for market development. Sales and marketing expenses increased by $1,374,000, or 32%, for the year ended December 31, 2018 compared to the prior year.  This increase was primarily due to an increase in personnel and personnel expenses as well as consulting costs.  We expect sales and marketing expenses to increase in future periods as we expand our sales team in specific markets where we have broad payer coverage and key opinion leader support.

General and Administrative Expenses.  General and administrative expenses consist primarily of personnel-related expenses, professional fees and other costs, including legal, finance and accounting expenses, and other infrastructure expenses. General and administrative expenses decreased by $491,000, or 9%, for the year ended December 31, 2018 compared to the same period in 2017. The decrease was primarily due to one-time charges for Senior Vice President & Chief Accounting Officer severance as well as non-cash stock compensation in  2017, partially offset by increased consulting costs.  We expect general and administrative expenses in 2019 to increase modestly over those of 2018.

Liquidity and Capital Resources

We plan to continue to expend resources in the selling and marketing of OVA1 and Overa and developing additional diagnostic tests.

On March 22, 2016, we entered into the Loan Agreement pursuant to which we may borrow up to $4,000,000 from the DECD.  Proceeds from the loan were utilized primarily to fund the build-out, information technology infrastructure and other costs related to our Trumbull, Connecticut facility and operations.  The loan bears interest at a fixed rate of 2.0% per annum and requires equal monthly payments of principal and interest until maturity, which occurs on April 15, 2026.  As security for the loan, we have granted the DECD a blanket security interest in our personal and intellectual property.  The DECD’s security interest in our intellectual property may be subordinated to a qualified institutional lender.  Under the terms of the agreement, as amended, we may be eligible for forgiveness of up to $2,000,000 of the principal amount of the loan if we achieve certain job creation and retention milestones by March 1, 2021 (the “Measurement Date”).  Conversely, if we are either unable to meet these job creation and retention milestones, namely, hiring and retaining for a consecutive two-year period 40 full-time employees with a specified average annual salary by the Measurement Date or do not maintain our Connecticut operations for a period of 10 years, the DECD may require early repayment of a portion or all of the loan depending on job attainment as compared to the required amount plus a penalty of 5% of the total funded loan. An initial disbursement of $2,000,000 was made to the Company on April 15, 2016 under the Loan Agreement. The remaining $2,000,000 will be advanced if and when the Company achieves certain other future milestones. The loan may be prepaid at any time without premium or penalty.

On February 17, 2017, the Company completed a private placement pursuant to which certain investors purchased 3,747,125 shares of Vermillion common stock at a price of $1.40 per share. Vermillion also issued warrants to purchase shares of common stock at a price of $0.125 per warrant share in the private placement. Net proceeds of the private placement were approximately $5,100,000 after deducting offering expenses. The warrants are exercisable for 2,810,338 shares of Vermillion common stock at $1.80 per share. The warrants expire on the fifth anniversary of the date of issuance or, if earlier, five business days after the Company delivers notice that the closing price per share of its common stock exceeded the exercise price for 20 consecutive trading days during the exercise period.  The Company has incurred significant net losses and negative cash flows from operations since inception.  At December 31, 2018, we had an accumulated deficit of $406,924,000 and stockholders' equity of $7,152,000.  On December 31, 2018, we had $9,360,000 of cash and cash equivalents and $2,964,000 of current liabilities. The Company expects to incur a net loss in 2019 as well. Working capital levels are not sufficient to fund operations as currently planned through 2019 and beyond, absent a significant increase in revenue over historic revenue or additional financing.  Given the above conditions, there is substantial doubt about the Company’s ability to continue as a going concern.

As discussed in Note 7, on August 31, 2017, certain investors exercised outstanding warrants to purchase shares of Vermillion common stock for net proceeds of approximately $3,576,000 after deducting offering expenses.

As discussed in Note 7, on April 17, 2018, the Company completed two public offerings, pursuant to which certain investors purchased Vermillion common stock and Vermillion Series B convertible preferred stock for net proceeds of approximately $13,500,000 after deducting offering expenses. The Series B convertible preferred stock was converted to common stock on June 21, 2018.

There can be no assurance that we will achieve or sustain profitability or positive cash flow from operations. In addition, while we expect to grow revenue with the addition of ASPiRA LABS, there is no assurance of our ability to generate substantial revenues and cash flows from ASPiRA LABS’ operations. We expect cash from our products and services to be our only material, recurring source of cash in 2019.

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

Cash and cash equivalents as of December 31, 2018 and December 31, 2017 were $9,360,000 and $5,539,000, respectively.  At December 31, 2018 and 2017, working capital was $7,824,000 and $3,696,000, respectively.

Net cash used in operating activities was $9,367,000 for the year ended December 31, 2018, resulting primarily from $11,371,000 net loss incurred partially offset by $1,101,000 of stock-based compensation expense,  $675,000 of depreciation and amortization expense and a $380,000 increase in accrued liabilities. Net cash used in operating activities also included $152,000 of cash used from changes in operating assets and liabilities.

Net cash used in operating activities was $8,129,000 for the year ended December 31, 2017, resulting primarily from $10,497,000 net loss incurred partially offset by $1,439,000 of stock-based compensation expense and $786,000 of depreciation and amortization expense.

Net cash used in investing activities was $113,000 for the year ended December 31, 2018, and $60,000 for the year ended December 31, 2017 due to purchases of property and equipment.

Net cash provided by financing activities was $13,301,000 for the year ended December 31, 2018, which consisted primarily of net proceeds from our April 2018 public offering of preferred and common stock.

Net cash provided by financing activities was $8,486,000 for the year ended December 31, 2017, which consisted primarily of net proceeds from our February 2017 offering of common stock and warrants totaling $5,127,000 and the August 2017 exercise of repriced warrants totaling $3,576,000.

Off-Balance Sheet Arrangements

As of December 31, 2018, we had no off-balance sheet arrangements.

ITEM 7A.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K, the information called for by Item 7A is not required.

ITEM 8.            FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements, including consolidated balance sheets as of December 31, 2018 and 2017, consolidated statements of operations for the years ended December 31, 2018 and 2017, consolidated statements of changes in stockholders’ equity for the years ended December 31, 2018 and 2017, consolidated statements of cash flows for the years ended December 31, 2018 and 2017 and notes to our consolidated financial statements, together with a report thereon of our independent registered public accounting firm are attached hereto as pages F-1 through F-19.

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

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act, as of December 31, 2018.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2018, our disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15(d)-15(e) under the Exchange Act, were effective.

Management Report on Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over our financial reporting. We have assessed the effectiveness of internal control over financial reporting as of December 31, 2018. Our assessment was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) entitled “Internal Control - Integrated Framework (2013).”

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

Based on using the COSO criteria, management concluded our internal control over financial reporting as of December 31, 2018 was effective.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.   Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2018, was not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC that permit a smaller reporting company to provide only management’s report in the Company’s Annual Report on Form 10-K.

Changes in internal control over financial reporting.

During the quarter ended December 31, 2018, we upgraded to Sage IntAcct, an accounting and financial reporting software on a hosted platform. As a result of the new software, some of our internal controls were adapted to cover the same risks. Except for the changes due to the new software, there was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.        OTHER INFORMATION

None.

PART III

ITEM 10.         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information regarding our directors, committees of our Board of Directors, our director nomination process, and our executive officers appearing under the heading “Election of Directors,” "Corporate Governance," "Management" and "Section 16(a)  Beneficial Ownership Reporting Compliance," of our proxy statement relating to our annual meeting of stockholders to be held in 2019 (the “2019 Proxy Statement”) is incorporated by reference.

Our code of ethics is applicable to all employees, including both our Chief Executive Officer and Chief Financial Officer.  This code of ethics is publicly available on our website at www.vermillion.com.

ITEM 11.         EXECUTIVE COMPENSATION

The information appearing under the headings "Board Compensation," "Compensation Discussion and Analysis," "Compensation Discussion and Analysis - Executive Officer Compensation," "Corporate Governance – Compensation Committee Interlocks and Insider Participation" and "Compensation Committee Report" of the 2019 Proxy Statement is incorporated by reference.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information appearing under the heading “Security Ownership of Certain Beneficial Owners and Management” of the 2019 Proxy Statement is incorporated by reference.

The equity compensation plan information contained in Part II Item 5 of this Form 10-K is incorporated by reference.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information appearing under the headings “Certain Relationships and Related Transactions” and "Corporate Governance" of the 2019 Proxy Statement is incorporated by reference.

ITEM 14.          PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information appearing under the heading “Ratification of the Selection of the Independent Registered Public Accounting Firm for Vermillion” of the 2019 Proxy Statement is incorporated by reference.

PART IV

ITEM 15.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	LIST OF DOCUMENTS FILED AS PART OF THIS REPORT:

1.	Financial Statements

The financial statements and notes thereto, and the report of the independent registered public accounting firm thereon, are set forth on pages F-1 through F-19.

(b)EXHIBITS

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

3.1	Fourth Amended and Restated Certificate of Incorporation of Vermillion, Inc. dated January 22, 2010	8-K	000-31617	3.1	January 25, 2010

3.2	Certificate of Amendment of Fourth Amended and Restated Certificate of Incorporation, effective June 19, 2014	10-Q	001-34810	3.2	August 14, 2014
3.3	Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock	8-K	001-34810	4.1	April 17, 2018
3.4	Fifth Amended and Restated Bylaws of Vermillion, Inc., effective June 19, 2014	10-Q	001-34810	3.3	August 14, 2014
4.1	Form of Vermillion, Inc.’s (formerly Ciphergen Biosystems, Inc.) Common Stock Certificate	S-1/A	333-32812	4.1	August 24, 2000
4.2	Securities Purchase Agreement dated May 8, 2013, by and among Vermillion, Inc. and the purchasers identified therein,	8-K	001-34810	10.1	May 14, 2013
4.3	Stockholders Agreement dated May 13, 2013, by and among Vermillion, Inc., Oracle Partners, LP, Oracle Ten Fund Master, LP, Jack W. Schuler and other purchasers named therein.	8-K	001-34810	10.2	May 14, 2013
4.4	Promissory Note by Vermillion, Inc. in favor of the State of Connecticut, acting by and through the Department of Economic and Community Development, effective March 14, 2016	10-Q	001-34810	10.2	May 16, 2016
4.5	Securities Purchase Agreement, dated February 13, 2017, among Vermillion, Inc. and the investors listed on Schedule I thereto	8-K	001-34810	99.1	February 17, 2017
4.6	Form of Warrant, issued February 13, 2017	8-K	001-34810	99.1	February 17, 2017
4.7	Form of Letter Agreement, by and between Vermillion, Inc. and certain warrant holders	8-K	001-34810	4.1	August 28, 2017
4.8	Form of Indenture	S-3	333-221092	4.6	October 24, 2017
10.1	Vermillion, Inc. 2010 Stock Incentive Plan #	8-K	000-31617	10.1	February 12, 2010
10.2	Ciphergen Biosystems, Inc. 401(k) Plan #	10-K	000-31617	10.7	March 22, 2005
10.3	Form of Proprietary Information Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and certain of its employees #	S-1/A	333-32812	10.9	August 24, 2000
10.4	Vermillion, Inc. Amended and Restated 2010 Stock Incentive Plan #	8-K	001-34810	10.1	December 17, 2013
10.5	Vermillion, Inc. Second Amended and Restated 2010 Stock Incentive Plan #	8-K	001-34810	10.1	June 22, 2015
10.6	Vermillion Inc. Second Amended and Restated 2010 Stock Incentive Plan (as amended effective June 21, 2018) #	8-K	001-34810	10.1	June 27, 2018
10.7	Form of Vermillion, Inc.’s Stock Option Award #					√
10.8	Form of Vermillion, Inc.’s Restricted Stock Award #					√
10.9	Employment Agreement between Vermillion, Inc. and Fred Ferrara dated April 1, 2015 #	8-K	001-34810	10.1	April 6, 2015
10.10	Employment Agreement between Vermillion, Inc. and Valerie B. Palmieri effective January 1, 2015 #	8-K	001-34810	99.1	December 17, 2014
10.11	Testing and Services Agreement between Vermillion, Inc., ASPiRA LABS, Inc. and Quest Diagnostics Incorporated, dated as of March 11, 2015	10-Q	001-34810	10.5	May 12, 2015

10.12	Amendment No. 1 to the Testing Services Agreement dated March 11, 2015 among Vermillion, Inc., ASPiRA LABS, Inc. and Quest Diagnostics Incorporated dated April 10, 2015	10-Q	001-34810	10.6	May 12, 2015
10.13	Amendment No. 2 to Testing and Services Agreement, executed as of March 7, 2017 and effective as of March 11, 2017, by and among Vermillion, Inc., ASPiRA LABS, Inc. and Quest Diagnostics Incorporated	8-K	001-34810	10.1	March 13, 2017
10.14	Amendment No. 3 to Testing and Services Agreement, executed as of March 1, 2018 by and among Vermillion, Inc., ASPiRA LABS, Inc. and Quest Diagnostics Incorporated	8-K	001-34810	10.1	March 6, 2018
10.15	Assistance Agreement by and between the State of Connecticut, acting by and through the Department of Economic and Community Development and Vermillion, Inc. effective March 22, 2016	10-Q	001-34810	10.1	May 16, 2016
10.16	Patent Security Agreement by Vermillion, Inc. in favor of the State of Connecticut, acting by and through the Department of Economic and Community Development, effective March 22, 2016	10-Q	001-34810	10.3	May 16, 2016
10.17	Security Agreement by Vermillion, Inc. in favor of the State of Connecticut, acting by and through the Department of Economic and Community Development, effective March 22, 2016	10-Q	001-34810	10.4	May 16, 2016
10.18	Employment Agreement between Vermillion, Inc. and Robert Beechey dated December 18, 2017 #	8-K	001-34810	10.1	December 20, 2017
10.19	First Amendment to the Assistance Agreement by and between the State of Connecticut, acting by and through the Department of Economic and Community Development and Vermillion, Inc. dated March 7, 2018	10-K	001-34810	10.21	March 13, 2018
14.1	Code of Ethics	8-K	001-34810	14.1	December 7, 2010
21.0	Subsidiaries of Registrant					√
23.1	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm					√
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					√
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					√
32.0	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					√√
101	Interactive Data Files					√

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

Board of Directors and Stockholders

Vermillion, Inc.

Austin, Texas

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Vermillion, Inc. (the “Company”) and subsidiaries as of December 31, 2018 and 2017, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Austin, Texas

March 28, 2019

Vermillion, Inc.

Consolidated Balance Sheets

(Amounts in Thousands, Except Share and Par Value Amounts)

	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$9,360	$5,539
Accounts receivable	786	205
Prepaid expenses and other current assets	550	459
Inventories	92	102
Total current assets	10,788	6,305
Property and equipment, net	608	1,181
Other assets	12	11
Total assets	$11,408	$7,497

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$950	$745
Accrued liabilities	1,825	1,650
Short-term debt	189	185
Other current liabilities	-	29
Total current liabilities	2,964	2,609
Long-term debt	1,292	1,481
Other non-current liabilities	-	-
Total liabilities	4,256	4,090
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding at December 31, 2018 and 2017	-	-
Common stock, $0.001 par value, 150,000,000 shares authorized; 75,501,394 and 60,036,017 shares issued and outstanding at December 31, 2018 and 2017, respectively	75	60
Additional paid-in capital	414,001	399,400
Accumulated deficit	(406,924)	(396,053)
Total stockholders’ equity	7,152	3,407
Total liabilities and stockholders’ equity	$11,408	$7,497

See accompanying Notes to Consolidated Financial Statements

Vermillion, Inc.

Consolidated Statements of Operations

(Amounts in Thousands, Except Share and Per Share Amounts)

	Year Ended December 31,
	2018	2017
Revenue:
Product	$2,772	$2,853
Service	281	268
Total revenue	3,053	3,121
Cost of revenue:(1)
Product	2,044	1,756
Service	1,098	1,158
Total cost of revenue	3,142	2,914
Gross profit / (loss)	(89)	207
Operating expenses:
Research and development(2)	550	837
Sales and marketing(3)	5,642	4,268
General and administrative(4)	5,052	5,543
Total operating expenses	11,244	10,648
Loss from operations	(11,333)	(10,441)
Interest (expense) income, net	(22)	(42)
Other (expense) / income, net	(16)	(14)
Net loss	$(11,371)	$(10,497)
Deemed dividend on warrant repricing	-	(942)
Net loss attributable to common stockholders	$(11,371)	$(11,439)
Net loss per share attributable to common stockholders - basic and diluted	$(0.16)	$(0.20)
Weighted average common shares used to compute basic and diluted net loss per common share	70,085,842	56,943,596

Non-cash stock-based compensation expense included in expenses:
(1) Cost of revenue	$124	$136
(2) Research and development	6	9
(3) Sales and marketing	102	160
(4) General and administrative	869	1,134

See accompanying Notes to Consolidated Financial Statements

Vermillion, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(Amounts in Thousands, Except Share Amounts)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2016	-	$-	52,328,492	$52	$389,266	$(385,556)	$3,762
Net loss	-	-	-	-	-	(10,497)	(10,497)
Common stock and warrants issued in conjunction with private placement sale, net of $470 in issuance costs	-	-	3,747,125	4	5,123	-	5,127
Common stock issued in conjunction with exercise of warrants, net of $220 in issuance costs	-	-	3,796,818	4	3,572	-	3,576
Common stock issued for restricted stock awards	-	-	163,582	-	335	-	335
Stock compensation charge	-	-	-	-	1,104	-	1,104
Balance at December 31, 2017	-	$-	60,036,017	$60	$399,400	$(396,053)	$3,407
Net loss	-	-	-	-	-	(11,371)	(11,371)
ASC 606 Adjustment to retained earnings	-	-	-	-	-	500	500
Common stock issued in conjunction with public offering, net of $1,008 in issuance costs	-	-	10,000,000	10	8,980	-	8,990
Preferred stock issued in conjunction with public offering, net of $504 in issuance costs	50,000	-		-	4,496	-	4,496
Preferred stock converted to common stock	(50,000)	-	5,000,000	5	(5)	-	-
Common stock issued for restricted stock awards	-	-	432,877	-	438	-	438
Common stock issued in conjunction with exercise of stock options	-	-	32,500	-	29	-	29
Stock compensation charge	-	-	-	-	663	-	663
Balance at December 31, 2018	-	$-	75,501,394	$75	$414,001	$(406,924)	$7,152

See accompanying Notes to Consolidated Financial Statements

Vermillion, Inc.

Consolidated Statements of Cash Flows

(Amounts in Thousands)

	Year Ended December 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(11,371)	$(10,497)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	675	786
Stock-based compensation expense	1,101	1,439
Loss on sale and disposal of property and equipment	11	4
Changes in operating assets and liabilities:
Accounts receivable	(81)	70
Prepaid expenses and other assets	(92)	28
Inventories	10	(9)
Accounts payable, accrued liabilities and other liabilities	380	50
Net cash used in operating activities	(9,367)	(8,129)
Cash flows from investing activities:
Purchase of property and equipment	(113)	(60)
Net cash used in investing activities	(113)	(60)
Cash flows from financing activities:
Proceeds from private placement offering of common stock and warrants, net of issuance costs	-	5,127
Proceeds from exercise of common stock warrants, net of issuance costs	-	3,576
Proceeds from public offering of preferred stock, net of issuance costs	4,496	-
Proceeds from public offering of common stock, net of issuance costs	8,990	-
Principal repayment of DECD loan	(185)	(183)
Repayment of capital lease obligations	(29)	(34)
Proceeds from issuance of common stock from exercise of stock options	29	-
Net cash provided by financing activities	13,301	8,486
Net increase in cash and cash equivalents	3,821	297
Cash and cash equivalents, beginning of year	5,539	5,242
Cash and cash equivalents, end of year	$9,360	$5,539
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	44	47
Supplemental disclosure of non-cash investing and financing activities:
Deemed dividend on warrant repricing	-	942

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

As discussed in Note 7, on August 31, 2017, certain investors exercised outstanding warrants to purchase shares of Vermillion common stock for net proceeds of approximately $3,576,000 after deducting offering expenses.

As discussed in Note 7, on April 17, 2018, the Company completed two public offerings, pursuant to which certain investors purchased Vermillion common stock and Vermillion Series B convertible preferred stock for net proceeds of approximately $13,500,000 after deducting offering expenses.

The Company has incurred significant net losses and negative cash flows from operations since inception, and as a result has an accumulated deficit of approximately $406,924,000 at December 31, 2018. The Company expects to incur a net loss in 2019 as well. The Company’s management believes that successful achievement of the business objectives will require additional financing.  The Company expects to raise capital through a variety of sources, which may include the exercise of common stock warrants, public and private equity offerings, debt financing, collaborations, licensing arrangements, grants and government funding and strategic alliances. However, additional funding may not be available when needed or on terms acceptable to the Company. If the Company is unable to obtain additional capital, it may not be able to continue sales and marketing, research and development, or other operations on the scope or scale of current activity and that could have a material adverse effect on the business, results of operations and financial condition.

There can be no assurance that the Company will achieve or sustain profitability or positive cash flow from operations.  Management expects cash from product and ASPiRA IVD sales to be the Company’s only material, recurring source of cash in 2019. Given the above conditions, there is substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements have been prepared on a going concern basis and do not include any adjustments that might result from these uncertainties.

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

The Company also reviewed its patient account population and determined an appropriate distribution of patient accounts by payer (i.e., Medicare, patient pay, other third-party payer, etc.) into portfolios with similar collection experience. The Company has elected this practical expedient that, when evaluated for collectability, results in a materially consistent revenue amount for such portfolios as if each patient account were evaluated on an individual contract basis. There were no impairment losses on accounts receivable recorded during the year ended December 31, 2018.Under the modified retrospective implementation method, the Company recorded a one-time cumulative effect adjustment at January 1, 2018 to reflect the aggregate effect of all open OVA1 and Overa tests performed prior to January 1, 2018 as if revenue had been recognized under ASC 606.  The cumulative effect adjustment was recorded increasing the opening balance of Accounts Receivable by $500,000 in the condensed consolidated balance sheets with an offsetting reduction to Accumulated Deficit. The Company’s right to receive payment on this balance is contingent only on the passage of time.

The following tables show the impact of adoption to our consolidated statement of operations and balance sheet:

Twelve Months Ended December 31, 2018
	Impact of changes in accounting policies
(in thousands, except per share amounts)	As Reported	Balances without adoption of ASC 606	Effect of Change Higher/(Lower)
Product revenue	$2,772	$2,731	$41
Operating loss	$(11,333)	$(11,374)	$41
Net loss	$(11,371)	$(11,412)	$41
Net loss per share, basic and diluted	$(0.16)	$(0.16)	$-

December 31, 2018
	Impact of changes in accounting policies
(in thousands)	As Reported	Balances without adoption of ASC 606	Effect of Change Higher/(Lower)
Assets:
Accounts receivable	$786	$245	$541
Stockholders' equity:
Accumulated deficit	$(406,924)	$(407,465)	$541

ASC 606 did not have an aggregate impact on the Company’s net cash provided by operating activities, but resulted in offsetting changes in certain assets and liabilities presented within net cash provided by operating activities in the Company’s consolidated statement of cash flows, as reflected in the above tables.

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

Patent Costs

Costs incurred in filing, prosecuting and maintaining patents (principally legal fees) are expensed as incurred and recorded within general and administrative expenses on the Consolidated Statements of Operations. Such costs aggregated approximately $219,000 and $258,000 for the years ended December 31, 2018 and 2017, respectively.

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

The Tax Cuts and Jobs Act (H.R. 1), was enacted on December 22, 2017. ASC740, Accounting for Income Taxes, requires companies to recognize the effect of tax law changes in the period of enactment even though the effective date for most provisions is for tax years beginning after December 31, 2017. Since the Company’s federal deferred tax asset was fully offset by a valuation allowance, the reduction in the U.S. corporate income tax rate to 21% did not materially affect the Company’s financial statements.

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

Fair Value of Financial Instruments

Financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and debt. The estimated fair value of financial instruments has been determined using available market information or other appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop estimates of fair value; therefore, the estimates are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange. The effect of using different market assumptions and/or estimation methodologies may be material to the estimated fair value amounts. The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and debt are at cost, which approximates fair value due to the short maturity of those instruments. The carrying value of debt approximates fair value due to its interest rate approximating market rates of interest available to the Company for similar instruments.

Segment Reporting

The Company’s chief operating decision maker evaluates the business on a consolidated basis and therefore, the Company operates one reportable segment.

NOTE 2:Recent Accounting Pronouncements

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

 In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This update changes the impairment model from the currently used incurred loss methodology to an expected loss methodology, which will result in the more timely recognition of losses. The ASU is scheduled to be effective in 2020. The Company is currently assessing the impact of this ASU on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”). The standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Subsequently, in July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements (“ASU 2018-11”), which provides a number of optional practical expedients in transition. The Company adopted ASU 2016-02 effective January 1, 2019 and elected the package of practical expedients and the new transition approach permitted by ASU 2018-11. ASU 2018-11 allows the Company not to reassess existing identification of leases, classification of leases or any initial direct costs. The Company has also elected to use the hindsight practical expedient. The Company has two office leases which are required to be recorded  as ROU assets and corresponding lease liabilities on the balance sheet. The Company has no short term leases with terms of less than twelve months. The Company expects to recognize ROU assets and a lease liability of less than  $200,000 related to its leases on its consolidated balance sheet as of January 1, 2019. The Company will not have a cumulative adjustment impacting retained earnings.

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

NOTE 3:Strategic Alliance And Secured Line Of Credit with Quest Diagnostics Incorporated

In March 2015, the Company reached an agreement with Quest Diagnostics that terminated the previous Strategic Alliance Agreement with Quest Diagnostics. The Company also entered into a commercial agreement with Quest Diagnostics. Pursuant to this agreement, all OVA1 U.S. testing services for Quest Diagnostics customers were transferred to Vermillion’s wholly-owned subsidiary, ASPiRA LABS, as of August 2015. Pursuant to this agreement, as amended as of March 1, 2018, Quest Diagnostics has continued to provide blood draw and logistics support by transporting specimens to ASPiRA LABS for testing in exchange for a market value fee. Per the terms of the commercial agreement, we may not offer to existing or future Quest Diagnostics customers CA 125-II or other tests that Quest Diagnostics offers. As of the date of this Annual Report on Form 10-K, we are in the process of renewing this agreemen.

Note 4:       Property and Equipment

The components of property and equipment as of December 31, 2018 and 2017 were as follows:

	December 31,
(in thousands)	2018	2017
Machinery and equipment	$1,367	$1,400
Demonstration equipment	39	39
Computer equipment and software	1,109	1,055
Furniture and fixtures	137	120
Leasehold improvements	706	706
Gross property and equipment	3,358	3,320
Accumulated depreciation and amortization	(2,750)	(2,139)
Property and equipment, net	$608	$1,181

Depreciation expense for property and equipment was $675,000 and $786,000 for the years ended December 31, 2018 and 2017, respectively. The accumulated amortization of assets under capital lease obligations was $232,000 and the net book value of assets under capital lease obligations was none as of December 31, 2018. The accumulated amortization of assets under capital lease obligations was $193,000 and the net book value of assets under capital lease obligations was $39,000 as of December 31, 2017.

NOTE 5:Accrued Liabilities

The components of accrued liabilities as of December 31, 2018 and 2017 were as follows:

	December 31,
(in thousands)	2018	2017
Payroll and benefits related expenses	$853	$867
Collaboration and research agreements expenses	366	358
Professional services	329	216
Other accrued liabilities	277	209
Total accrued liabilities	$1,825	$1,650

NOTE 6:Commitments, Contingencies and debt

As of December 31, 2018, the annual amounts of future minimum payments under certain of the Company’s contractual obligations are shown in the table below. Our operating leases consist of two office leases. The office leases require us to pay additional amounts for common area maintenance charges in addition to rent.

	Payments Due by Period
(in thousands)	Total	2019	2020	2021	2022	2023	Thereafter
Operating Leases	$474	$278	$140	$56	$-	$-	$-
Capital Leases	-	-	-	-	-	-	-
Debt Obligations	1,621	221	221	221	221	221	516
Total	$2,095	$499	$361	$277	$221	$221	$516

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

The balance of the DECD loan was $1,481,000 and $1,666,000 at December 31, 2018 and 2017, respectively.

Operating Leases

The Company leases facilities to support its business of discovering, developing and commercializing diagnostic tests in the fields of gynecologic disease, including its principal facility and CLIA laboratory located in Austin, Texas.  As of December 31, 2018 the Company’s Austin, Texas lease included an annual base rent of $86,000 and annual estimated common area charges, taxes and insurance of $55,000.  The lease expires on January 31, 2020.

The Company’s Trumbull, Connecticut lease includes an aggregate annual base rent of $32,000 and annual estimated common area charges, taxes and insurance of $95,000. The lease expires on June 8, 2021.

Rental expense under operating leases for the years ended December 31, 2018 and 2017 totaled $265,000 and $254,000, respectively.

Non-cancelable Collaboration Obligations and Other Commitments

The Company had a research collaboration agreement with The Johns Hopkins University School of Medicine (“JHU”) directed at the discovery and validation of biomarkers in human subjects, including but not limited to clinical application of biomarkers in the understanding, diagnosis and management of human disease.  This agreement expired on March 31, 2016.  There were no collaboration expenses under the JHU collaboration agreement for the years ended December 31, 2018 and December 31, 2017.  Under the terms of the amended license agreement dated September 19, 2016,  Vermillion is required to pay the greater of 4% royalties on net sales of diagnostic tests using the assigned patents or annual minimum royalties of $57,500.  Royalty expense for the years ended December 31, 2018 and 2017 totaled $120,000 and $116,000, respectively.

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

Stockholders  Agreement

In connection with a private placement offering of common stock and warrants the Company completed in May 2013, the Company entered into a stockholders agreement which, among other things, gives two of the primary investors in that offering the right to participate in any future equity offerings by the Company on the same price and terms as other investors. In addition, this stockholders agreement prohibits the Company from taking certain material actions without the consent of at least one of the two primary investors in that offering. These material actions include:

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

Warrants

Warrants outstanding as of December 31, 2018 and 2017 were as follows:

		Exercise Price	Number of Shares Outstanding under Warrant
Issuance Date	Expiration Date	per Share	December 31, 2018	December 31, 2017
February 17, 2017	February 17, 2022	$ 1.80	2,810,338	2,810,338
			2,810,338	2,810,338

NOTE 8:      Loss Per Share

The reconciliation of the numerators and denominators of basic and diluted loss per share for the years ended December 31, 2018 and 2017 was as follows:

	Loss	Shares	Per Share
(In thousands, except per share data)	(Numerator)	(Denominator)	Amount
Year ended December 31, 2017:
Net loss	$(10,497)
Deemed dividend on warrant repricing	(942)
Net loss available to common shareholders - basic	(11,439)	56,943,596	$(0.20)
Dilutive effect of common stock shares issuable upon exercise of stock options, exercise of warrants, and unvested restricted stock awards	-	-
Net loss available to common shareholders - diluted	$(11,439)	56,943,596	$(0.20)

Year ended December 31, 2018:
Net loss available to common shareholders - basic	$(11,371)	70,085,842	$(0.16)
Dilutive effect of common stock shares issuable upon exercise of stock options, exercise of warrants, and unvested restricted stock awards	-	-
Net loss available to common shareholders - diluted	$(11,371)	70,085,842	$(0.16)

Due to net losses for the years ended December 31, 2018 and 2017, diluted loss per share is calculated using the weighted average number of common shares outstanding and excludes the effects of potential shares of common stock that are antidilutive.

The potential shares of common stock that have been excluded from the diluted loss per share calculation above for the years ended December 31, 2018 and 2017 were as follows:

	Year Ended December 31,
	2018	2017
Stock options	4,612,005	4,219,568
Stock warrants	2,810,338	2,810,338
Unvested restricted stock awards	11,667	1,704
Potential common shares	7,434,010	7,031,610

NOTE 9:Employee Benefit Plans

2000 Stock Plan

Under the Amended and Restated 2000 Stock Plan (the “2000 Plan”), options could be granted at prices not lower than 85% and 100% of the fair market value of the common stock for non-statutory and statutory stock options, respectively.  Options generally vest monthly over a period of four years and unexercised options generally expire ten years from the date of grant.  The authority of Vermillion’s Board of Directors to grant new stock options and awards under the 2000 Plan terminated in 2010.  There were no stock options under the 2000 Stock Plan exercised during the years ended December 31, 2018 or 2017.  All remaining options expired during 2018. No additional shares of common stock were reserved for future option grants under the 2000 Plan.

2010 Stock Incentive Plan

Under the 2010 Plan, employees, directors and consultants of the Company are eligible to receive awards. The 2010 Plan is administered by the Compensation Committee of Vermillion’s Board of Directors.  The 2010 Plan permits the granting of a variety of awards, including stock options, share appreciation rights, restricted shares, restricted share units, unrestricted shares, deferred share units, performance and cash-settled awards, and dividend equivalent rights.  In June 2015 and June 2018, Vermillion’s stockholders approved increases of 4,500,000 and 4,000,000, respectively, in the number of shares available for issuance under the 2010 Plan for a total of 12,122,983 shares.  Unexercised options generally expire ten years from the date of grant. Options to purchase 32,500 shares of common stock were exercised during the year ended December 31, 2018. There were no options exercised during the year ended December 31, 2017. During the year ended December 31, 2018, Vermillion issued to Vermillion’s Board of Directors an aggregate of 398,400 shares of restricted stock under the 2010 Plan having a fair value of $442,000 as payment for services rendered in 2018. 35,000 of those shares of restricted stock were forfeited upon the departure of a board member in June. The Company also issued to certain consultants 40,606 shares of restricted stock under the 2010 Plan having a fair value of $32,000. During the year ended December 31, 2017, Vermillion issued to Vermillion’s Board of Directors 131,250 shares of restricted stock under the 2010 Plan having a fair value of $281,000 as payment for services rendered in 2017. The Company also issued to certain consultants 32,332 shares of restricted stock under the 2010 Plan having a fair value of $54,000.

The activity related to shares available for grant under the 2000 Plan and the 2010 Plan for the years ended December 31, 2018 and 2017 was as follows:

	2000 Stock Plan	2010 Stock Option Plan	Total
Shares available at December 31, 2016	-	2,989,760	2,989,760
Options canceled	3,050	776,455	779,505

Reduction in shares reserved	(3,050)	-	(3,050)
Options granted	-	(1,548,000)	(1,548,000)
Restricted stock units granted	-	(163,582)	(163,582)
Shares available at December 31, 2017	-	2,054,633	2,054,633
Shares added	-	4,000,000	4,000,000
Options canceled	18,000	861,063	879,063
Reduction in shares reserved	(18,000)	-	(18,000)
Options granted	-	(1,304,000)	(1,304,000)
Restricted stock units granted	-	(432,877)	(432,877)
Shares available at December 31, 2018	-	5,178,819	5,178,819

The stock option activity under the 2000 Plan and 2010 Plan for the years ended December 31, 2018 and 2017 was as follows:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term
Options outstanding at December 31, 2016	3,451,073	$1.70	$41	8.46
Granted	1,548,000	2.05
Exercised	-	-
Canceled	(779,505)	1.51
Options outstanding at December 31, 2017	4,219,568	$1.86	$1,033	8.02
Granted	1,304,000	0.98
Exercised	(32,500)	0.89
Canceled	(879,063)	1.58
Options outstanding at December 31, 2018	4,612,005	$1.67	$-	7.17

Shares exercisable:
December 31, 2018	2,391,760	$1.94	$-	5.72
Shares expected to vest:
December 31, 2018	1,820,601	$1.39	$-	8.74

The range of exercise prices for options outstanding and exercisable at December 31, 2018 is as follows:

Exercise Price			Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Options Exercisable	Weighted Average Exercise Price
$0.01	-	$1.30	1,386,687	$0.97	8.78	210,687	$1.01
1.31	-	1.64	1,249,668	1.49	6.83	846,042	1.49
1.65	-	2.08	852,500	1.99	4.31	714,381	1.99
2.09	-	11.55	1,123,150	3.29	5.58	620,650	2.79

$0.01	-	$11.55	4,612,005	$1.67	7.17	2,391,760	$1.94

(in thousands)	Total Intrinsic Value of Options Exercised	Total Fair Value of Vested Options
Year ended December 31, 2018	$9	$2,319
Year ended December 31, 2017	$-	$2,272

Stock-based Compensation

Employee Stock-based Compensation Expense

The Company records stock-based compensation net of estimated forfeitures. The assumptions used to calculate the fair value of options granted under the 2010 Plan that were incorporated in the Black-Scholes pricing model for the years ended December 31, 2018 and 2017 were as follows:

	Year Ended December 31,
	2018	2017
Dividend yield	-%	-%
Volatility	69%	69%
Risk-free interest rate	2.69%	1.77%
Expected lives (years)	4.0	4.0
Weighted average grant date fair value	$0.51	$1.11

             The allocation of employee stock-based compensation expense by functional area for the years ended December 31, 2018 and 2017 was as follows:

	Year Ended December 31,
(in thousands)	2018	2017
Cost of sales	$91	$82
Research and development	6	6
Sales and marketing	112	150
General and administrative	982	914
Total	$1,191	$1,152

As of December 31, 2018, total unrecognized compensation cost related to unvested stock option awards was approximately $1,540,000 and the related weighted average period over which it is expected to be recognized was 2.65 years.

401(k) Plan

The Company’s 401(k) Plan allows eligible employees to defer up to an annual limit of the lesser of 90.0% of eligible compensation or a maximum contribution amount subject to the Internal Revenue Service annual contribution limit.  The Company is not required to make contributions under the 401(k) Plan.  During the years ended December 31, 2018 and 2017, the Company did not contribute to the 401(k) Plan.

NOTE 10:Income Taxes

There was no income tax expense or benefit for the years ended December 31, 2018 or 2017 because of net losses during those years. These net losses were generated from domestic operations.

Based on the available objective evidence and uncertainty about the timing and amount of any future profits, the Company has provided a full valuation allowance against its net deferred tax assets at December 31, 2018 and 2017.

The components of net deferred tax assets at December 31, 2018 and 2017 were as follows:

	Year Ended December 31,
(in thousands)	2018	2017
Deferred tax assets:
Net operating losses	$20,614	$17,768
Amortization - R&D intangibles	2,410	3,091
Other	2,406	2,461
Total deferred tax assets	25,430	23,320
Valuation allowance	(25,430)	(23,320)
Deferred tax assets	$-	$-

Deferred tax liabilities:
Other	$-	$-
Deferred tax liabilities	$-	$-

Net deferred tax asset	$-	$-

The reconciliation of the statutory federal income tax rate to the Company’s effective tax rate for the years ended December 31, 2018 and 2017 was as follows:

	Year Ended December 31,
	2018	2017
Tax at federal statutory rate	21%	34%
State tax, net of federal benefit	1	1
Valuation allowance	(19)	74
Permanent items	-	(2)
Change in Federal Tax Rate (2017 Tax Reform)	2	(111)
Other	(5)	4
Effective income tax rate	-%	-%

As a result of the Tax Cuts and Jobs Act of 2017, net operating losses (“NOLs”) arising before January 1, 2018, and NOLs arising after January 1, 2018, are subject to different rules. The Company’s pre-2018 NOLs will expire in varying amounts from 2023 through 2037, if not utilized and can offset 100% of future taxable income for regular tax purposes. Any NOLs arising after January 1, 2018 can generally be carried forward indefinitely and can offset up to 80% of future taxable income. The Company’s ability to use its NOLs during this period will be dependent on its ability to generate taxable income, and the NOLs could expire before the Company generates sufficient taxable income.  The Company’s ability to use net operating loss carryforwards may be restricted due to ownership change limitations occurring in the past or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended (“Section 382”), as well as similar state provisions. These ownership changes may also limit the amount of net operating loss carryforwards that can be utilized annually to offset future taxable income and tax, respectively.

The Company’s management believes that Section 382 ownership changes occurred as a result of the Company’s follow-on public offerings in 2011, 2013 and 2015. Any limitation may result in the expiration of a portion of the net operating loss carryforwards before utilization and any net operating loss carryforwards that expire prior to utilization as a result of such limitations will be removed from deferred tax assets with a corresponding reduction of the Company’s valuation allowance. Due to the existence of a valuation allowance, it is not expected that such limitations, if any, will have an impact on the Company’s results of operations or financial position.

Legislation commonly referred to as the Tax Cuts and Jobs Act (H.R. 1) was enacted on December 22, 2017. ASC740, Accounting for Income Taxes, requires companies to recognize the effect of tax law changes in the period of enactment even though the effective date for most provisions is for tax years beginning after December 31, 2017. Since the Company’s federal deferred tax asset was fully offset by a valuation allowance, the reduction in the U.S. corporate income tax rate to 21% did not materially affect the Company’s financial statements.

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

Company management believes that it is more likely than not that the benefit from certain deferred tax assets will not be realized due to the history of the Company’s operating losses. In recognition of this risk, the Company has provided a valuation allowance on the deferred tax assets relating to these assets.  The valuation allowance was approximately $25,000,000 and $23,000,000 at December 31, 2018 and 2017, respectively. The increase of $2,000,000 between 2017 and 2018 is primarily due to adjustments to the domestic deferred tax assets related to the net operating losses.

The Company files income tax returns in the U.S. and in various state jurisdictions with varying statutes of limitations. The Company has not been audited by the Internal Revenue Service or any state income or franchise tax agency. As of December 31, 2018, the Company’s federal returns for the years ended 2015 through the current period and most state returns for the years ended 2014 through the current period are still open to examination. In addition, all of the net operating loss carryforwards and research and development credits generated in years earlier than 2015 and 2014, respectively, are still subject to Internal Revenue Service audit. The federal and California tax returns for the year ended December 31, 2017 reflect research and development carryforwards of $5,621,000 and $5,312,000, respectively. The Company has recognized additional deferred tax assets for federal and California research and development credits of $16,000 and $18,000 for the year ended December 31, 2018, respectively.

As of December 31, 2018,  the Company’s gross unrecognized tax benefits are approximately $10,967,000 which are attributable to research and development credit carryforwards.  A reconciliation of the change in the Company’s unrecognized tax benefits is as follows:

(in thousands)	Federal Tax	State Tax	Total
Balance at December 31, 2016	$5,430	$5,317	$10,747
Increase in tax position during 2017	46	35	81
Decrease due to expirations	-	-	-
Balance at December 31, 2017	$5,476	$5,352	$10,828
Return to provision true up	145	(40)	105
Increase in tax position during 2018	16	18	34
Decrease due to expirations	-	-	-
Balance at December 31, 2018	$5,637	$5,330	$10,967

The increase for the year ended December 31, 2018 relates to a position taken in the current year.  The increase for the year ended December 31, 2017 is related to tax positions taken during 2017 and prior years.  If the $10,967,000 of unrecognized income tax benefit is recognized, approximately $10,967,000 would impact the effective tax rate in the period in which each of the benefits is recognized.

The Company recognizes interest and penalties related to unrecognized tax benefits within the interest expense line and other expense line, respectively, in the consolidated statement of operations and comprehensive loss. The Company has not recorded any interest or penalties as a result of uncertain tax positions as of December 31, 2018 and 2017. Accrued interest and penalties would be included within the related liability in the consolidated balance sheet.

NOTE 11:Related Party Transactions

On December 18, 2017, the Company entered into a consulting agreement for a term of up to five months with the Company’s former Senior Vice President, Finance and Chief Accounting Officer.  Pursuant to the terms of the consulting agreement through May 15, 2018, the consultant provided accounting and finance services related to the transition of financial leadership. The Company agreed to pay $150 per hour for such consulting services.  The consultant also remained eligible for payout under the Company’s 2017 Corporate Incentive Plan after he satisfactorily met certain performance obligations as outlined in the consulting agreement. During the year ended December 31, 2018, the consultant was paid an aggregate of $53,925 for services provided pursuant to the consulting agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vermillion, Inc.
Date: March 28, 2019	/s/ Valerie B. Palmieri
Valerie B. Palmieri President and Chief Executive Officer (Principal Executive Officer)
Date: March 28, 2019	/s/ Robert Beechey
Robert Beechey Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Valerie B. Palmieri Valerie B. Palmieri	President and Chief Executive Officer (Principal Executive Officer) and Director	March 28, 2019
/s/ Robert Beechey Robert Beechey	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 28, 2019
/s/ James T. LaFrance James T. LaFrance	Chairman of the Board of Directors	March 28, 2019
/s/ James S. Burns James S. Burns	Director	March 28, 2019
/s/ Veronica G. H. Jordan Veronica G. H. Jordan	Director	March 28, 2019
/s/ David Schreiber David Schreiber	Director	March 28, 2019
/s/ Nancy Cocozza Nancy Cocozza	Director	March 28, 2019

1