Form 10-Q
period 2019-06-30
VERMILLION, INC.
filed 2019-08-08
CIK 926617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of July 31, 2019, the registrant had 97,190,700 shares of common stock, par value $0.001 per share, outstanding.

VERMILLION, INC.

FORM 10-Q

For the Quarter Ended June 30, 2019

The following are registered and pending trademarks of Vermillion, Inc.: Vermillion®, OVA1®, Overa® and ASPiRA GenetiXSM.

PART I - FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

Vermillion, Inc.

Condensed Consolidated Balance Sheets

(Amounts in Thousands, Except Share and Par Value Amounts)

(Unaudited)

	June 30,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$16,179	$9,360
Accounts receivable, net	800	786
Prepaid expenses and other current assets	496	550
Inventories	90	92
Total current assets	17,565	10,788
Property and equipment, net	472	608
Other assets	115	12
Total assets	$18,152	$11,408

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$811	$950
Accrued liabilities	2,473	1,825
Short-term debt	191	189
Other current liabilities	86	-
Total current liabilities	3,561	2,964
Non-current liabilities:
Long-term debt	1,196	1,292
Other non-current liabilities	29	-
Total liabilities	4,786	4,256
Commitments and contingencies (Note 3)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding at June 30, 2019 and December 31, 2018	-	-
Common stock, par value $0.001 per share, 150,000,000 shares authorized at June 30, 2019 and December 31, 2018; 94,378,200 and 75,501,394 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	94	75
Additional paid-in capital	428,226	414,001
Accumulated deficit	(414,954)	(406,924)
Total stockholders’ equity	13,366	7,152
Total liabilities and stockholders’ equity	$18,152	$11,408

See accompanying notes to the unaudited condensed consolidated financial statements.

Vermillion, Inc.

Condensed Consolidated Statements of Operations

(Amounts in Thousands, Except Share and Per Share Amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue:
Product	$1,100	$627	$1,879	$1,240
Service	42	81	66	117
Total revenue	1,142	708	1,945	1,357
Cost of revenue:(1)
Product	698	528	1,214	1,061
Service	210	280	388	550
Total cost of revenue	908	808	1,602	1,611
Gross profit (loss)	234	(100)	343	(254)
Operating expenses:
Research and development(2)	225	154	434	296
Sales and marketing(3)	2,780	1,478	5,144	2,703
General and administrative(4)	1,534	1,299	2,789	2,613
Total operating expenses	4,539	2,931	8,367	5,612
Loss from operations	(4,305)	(3,031)	(8,024)	(5,866)
Interest income (expense), net	(2)	(7)	5	(19)
Other income (expense), net	(7)	(11)	(11)	(14)
Net loss	$(4,314)	$(3,049)	$(8,030)	$(5,899)
Net loss per share - basic and diluted	$(0.06)	$(0.04)	$(0.11)	$(0.09)
Weighted average common shares used to compute basic and diluted net loss per common share	76,205,894	69,353,622	75,860,411	64,721,128
Non-cash stock-based compensation expense included in cost of revenue and operating expenses:
(1) Cost of revenue	$21	$28	$37	$58
(2) Research and development	2	1	4	2
(3) Sales and marketing	39	28	61	71
(4) General and administrative	351	304	495	412

See accompanying notes to the unaudited condensed consolidated financial statements.

Vermillion, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(Amounts in Thousands, Except Share Amounts)

(Unaudited)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2018	-	$-	75,501,394	$75	$414,001	$(406,924)	$7,152
Net loss	-	-	-	-	-	(3,716)	(3,716)
Common stock issued in conjunction with exercise of stock options	-	-	19,687	-	17	-	17
Common stock issued for restricted stock awards	-	-	11,667	-	3	-	3
Stock compensation charge	-	-	-	-	181	-	181
Balance at March 31, 2019	-	$-	75,532,748	$75	$414,202	$(410,640)	$3,637
Net loss	-	-	-	-	-	(4,314)	(4,314)
Common stock issued for restricted stock awards	-	-	95,452	-	123	-	123
Common stock issued in conjunction with public offering, net of $1,371 in issuance costs	-	-	18,750,000	19	13,611	-	13,630
Stock compensation charge	-	-	-	-	290	-	290
Balance at June 30, 2019	-	$-	94,378,200	$94	$428,226	$(414,954)	$13,366

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2017	-	$-	60,036,017	$60	$399,400	$(396,053)	$3,407
Net loss	-	-	-	-	-	(2,850)	(2,850)
ASC 606 adjustment to retained earnings	-	-	-	-	-	500	500
Common stock issued for restricted stock awards	-	-	3,321	-	6	-	6
Stock compensation charge	-	-	-	-	176	-	176
Balance at March 31, 2018	-	$-	60,039,338	$60	$399,582	$(398,403)	$1,239
Net loss	-	-	-	-	-	(3,049)	(3,049)
Common stock issued in conjunction with exercise of stock options	-	-	32,500	-	30	-	30
Common stock issued for restricted stock awards	-	-	202,413	-	225	-	225
Common stock issued in conjunction with public offering, net of $1,006 in issuance costs	-	-	10,000,000	10	8,981	-	8,991
Preferred stock issued in conjunction with public offering, net of $504 in issuance costs	50,000	-	-	-	4,496	-	4,496
Preferred stock converted to common stock	(50,000)	-	5,000,000	5	(5)	-	-
Stock compensation charge	-	-	-	-	136	-	136
Balance at June 30, 2018	-	$-	75,274,251	$75	$413,445	$(401,452)	$12,068

See accompanying notes to the unaudited condensed consolidated financial statements.

Vermillion, Inc.

Condensed Consolidated Statements of Cash Flows

(Amounts in Thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(8,030)	$(5,899)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	215	370
Stock-based compensation expense	597	543
Loss on sale and disposal of property and equipment	3	10
Changes in operating assets and liabilities:
Accounts receivable	(14)	(2)
Prepaid expenses and other assets	66	136
Inventories	2	(8)
Accounts payable, accrued liabilities and other liabilities	509	74
Net cash used in operating activities	(6,652)	(4,776)
Cash flows from investing activities:
Purchase of property and equipment	(82)	(34)
Net cash used in investing activities	(82)	(34)
Cash flows from financing activities:
Proceeds from public offering of preferred stock, net of issuance costs	-	4,496
Proceeds from public offering of common stock, net of issuance costs	13,630	8,992
Principal repayment of DECD loan	(94)	(92)
Repayment of capital lease obligations	-	(19)
Proceeds from issuance of common stock from exercise of stock options	17	29
Net cash provided by financing activities	13,553	13,406
Net increase in cash and cash equivalents	6,819	8,596
Cash and cash equivalents, beginning of period	9,360	5,539
Cash and cash equivalents, end of period	$16,179	$14,135
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	21	23
Non-cash investing and financing activities:
Net increase in other assets/other liabilities for right of use assets	115	-
50,000 shares of convertible preferred stock converted to 5,000,000 shares of common stock, net of issuance costs	-	4,496

See accompanying notes to the unaudited condensed consolidated financial statements.

Vermillion, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.   ORGANIZATION, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

Organization

Vermillion, Inc. (“Vermillion”; Vermillion and its wholly-owned subsidiaries are collectively referred to as the “Company,” “we” or “our”) is incorporated in the state of Delaware, and is engaged in the business of developing and commercializing diagnostic tests for gynecologic disease. The Company sells OVA1 and Overa risk of malignancy tests for ovarian cancer (“OVA1” and “Overa,” respectively) through Vermillion’s wholly-owned Clinical Laboratory Improvement Amendments of 1988 (“CLIA”) certified clinical laboratory, ASPiRA LABS, Inc. (“ASPiRA LABS”).

The Company also offers in-vitro diagnostic (“IVD”) trial services to third-party customers through its wholly-owned subsidiary, ASPiRA IVD, Inc. (“ASPiRA IVD”), which commenced operations in June 2016. ASPiRA IVD is a specialized, CLIA certified, laboratory provider dedicated to meeting the unique testing needs of IVD manufacturers seeking to commercialize high-complexity assays. In addition, the Company launched genetic testing for specific women’s health diseases, called ASPiRA GenetiX, with a core focus on ovarian cancer.

Liquidity

The Company has incurred significant net losses and negative cash flows from operations since inception, and as a result has an accumulated deficit of approximately $414,954,000 at June 30, 2019. The Company also expects to incur a net loss and negative cash flows from operations for 2019. There can be no assurance that the Company will achieve or sustain profitability or positive cash flow from operations. However, management believes that the current working capital position will be sufficient to meet the Company’s working capital needs for at least the next 12 months.

As discussed in Note 4, on June 28, 2019, the Company completed a public offering (the “Offering”), pursuant to which certain investors purchased Vermillion common stock for net proceeds of approximately $13,800,000 after deducting underwriting discounts, commissions and certain underwriting expenses but before deducting other expenses payable by us.  On July 2, 2019, William Blair & Company, L.L.C., the sole underwriter of the Offering, exercised its option to purchase additional shares of Vermillion common stock for net proceeds of $2,092,500,  after deducting underwriting discounts and commissions.

As discussed in Note 4, on April 17, 2018, the Company completed two public offerings (the “2018 Offerings”), pursuant to which certain investors purchased Vermillion common stock and Vermillion Series B convertible preferred stock for net proceeds of approximately $13,500,000 after deducting offering expenses.

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

The Company also reviewed its patient account population and determined an appropriate distribution of patient accounts by payer (i.e., Medicare, patient pay, other third-party payer, etc.) into portfolios with similar collection experience. The Company has elected this practical expedient that, when evaluated for collectability, results in a materially consistent revenue amount for such portfolios as if each patient account were evaluated on an individual contract basis. There were no impairment losses on accounts receivable recorded during the six months ended June 30, 2019.

Service Revenue

The Company’s service revenue is generated by performing IVD trial services for third-party customers. Measurement of progress on contracts with customers will generally be based on the input measurement of cost incurred relative to the total expected costs to satisfy the performance obligation.

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718), Compensation - Stock Compensation (“ASU 2016-09”). The guidance simplifies several aspects of the accounting for share-based payments, including immediate recognition of all excess tax benefits and deficiencies in the income statement, changing the threshold to qualify for equity classification up to the employees' maximum statutory tax rates, allowing an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures as they occur, and clarifying the classification on the statement of cash flows for the excess tax benefit and employee taxes paid when an employer withholds shares for tax-withholding purposes. ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2016 and interim periods within that reporting period. The Company adopted this standard on January 1, 2018, and the adoption did not have a material impact on the consolidated financial statements. In June 2018, the FASB issued ASU 2018-07, Improvements to Nonemployee Share-Base Payment Accounting. This new guidance expands the scope of Topic 718 to include share-based payment transactions from acquiring goods and services from nonemployees, which was previously codified under Topic 505, where this change will modify the measurement requirements of nonemployee awards. This amendment is effective for annual periods after December 15, 2018. The Company adopted this standard on January 1, 2019, and its impact was not material.

In February 2016, the FASB issued ASU No. 2016-2, Leases (Topic 842) (“ASU 2016-2”). This guidance is intended to make leasing activities more transparent and comparable, and requires substantially all leases to be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, including leases currently accounted for as operating leases. ASU 2016-2 is effective for interim and annual periods beginning after December 15, 2018. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. Full retrospective application is prohibited, and early adoption was permitted. The Company adopted ASU 2016-02 effective January 1, 2019 and elected the package of practical expedients and the new transition approach permitted by ASU 2018-11. ASU 2018-11 allows the Company not to reassess existing identification of leases, classification of leases or any initial direct costs. The Company has also elected to use the hindsight practical expedient. The Company has two office leases which are required to be recorded as Right of Use (“ROU”) assets and corresponding lease liabilities on the balance sheet. The Company had no short term leases with terms of less than twelve months as of the adoption date. The Company recognized ROU assets and a lease liability of approximately $178,000 related to its leases on its consolidated balance sheet as of January 1, 2019. The Company did not have a cumulative adjustment impacting retained earnings.

In May 2014, the FASB issued ASC 606, which superseded existing revenue recognition guidance. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The Company adopted ASC 606 effective January 1, 2018 using the modified retrospective method. Please see the above “Revenue Recognition” section for a discussion of the Company’s revenue recognition under ASC 606.

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

As of the date of the implementation of the new lease standard, ASU 2016-2, the Company was not reasonably certain to exercise the renewal option for its Trumbull, Connecticut lease due to the uncertain nature of its pricing.

The expense associated with these operating leases for the three months ended June 30, 2019 and 2018 is shown in the table below (in thousands).

		Three Months Ended June 30
Lease Cost	Classification	2019	2018
Operating rent expense
	Cost of revenue	$9	$25
	Research and development	3	7
	Sales and marketing	9	12
	General and administrative	11	23

Variable rent expense
	Cost of revenue	$12	$0
	Research and development	3	0
	Sales and marketing	10	0
	General and administrative	14	1

The expense associated with these operating leases for the six months ended June 30, 2019 and 2018 is shown in the table below (in thousands).

		Six Months Ended June 30
Lease Cost	Classification	2019	2018
Operating rent expense
	Cost of revenue	$18	$50
	Research and development	7	14
	Sales and marketing	17	24
	General and administrative	22	45

Variable rent expense
	Cost of revenue	$24	$0
	Research and development	6	0
	Sales and marketing	20	0
	General and administrative	28	2

Based on our leases as of June 30, 2019, the table below sets forth the approximate future lease payments related to operating leases with initial terms of one year or more (in thousands).

2019	$65
2020	40
2021	14
Total Operating Lease Payments	119
Less: Interest	(2)
Present Value of Lease Liabilities	117

Weighted-average lease term and discount rate were as follows:

Weighted-average remaining lease term (in years)	1.3
Weighted-average discount rate	2.50%

Non-cancelable Royalty Obligations

The Company is a party to an amended research collaboration agreement with The Johns Hopkins University School of Medicine under which the Company licenses certain of its intellectual property. Under the terms of the amended research collaboration agreement, Vermillion is required to pay the greater of 4% royalties on net sales of diagnostic tests using the assigned patents or annual minimum royalties of $57,500. Royalty expense for the three months ended June 30, 2019 and 2018 totalled $44,000 and $25,000, respectively. Royalty expense for the six months ended June 30, 2019 and 2018 totalled $75,000 and $49,000, respectively.

4.   STOCKHOLDERS’ EQUITY

2019 Offering

On June 26, 2019, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with William Blair & Company, L.L.C., as the sole underwriter (the “Underwriter”), in connection with an underwritten public offering of Vermillion common stock.

Pursuant to the Underwriting Agreement, the Company agreed to issue and sell an aggregate of 18,750,000 shares of Vermillion common stock offered by the Underwriter in a public offering at a price of $0.80 per share (the “Offering”). The Offering closed on June 28, 2019 and resulted in proceeds to the Company, after deducting underwriting discounts, commissions and certain underwriting expenses but before deducting other expenses payable by us, of approximately $13,800,000. Under the Underwriting Agreement, the Company granted the Underwriter an option to purchase up to an additional 2,812,500 shares of Vermillion common stock at the public offering price, less underwriting discounts and commissions. On July 2, 2019, the Underwriter exercised its option to purchase 2,812,500 shares of Vermillion common stock at a price of $0.80 per share and resulted in proceeds to the Company, after deducting underwriting discounts and commissions, of $2,092,500.

2018 Offerings

On April 13, 2018, the Company entered into two underwriting agreements (each, a “2018 Underwriting Agreement”) with Piper Jaffray & Co., as the sole underwriter (the “2018 Underwriter”), in connection with separate but concurrent public offerings of the Company’s securities.

Pursuant to the first 2018 Underwriting Agreement, the Company agreed to issue and sell an aggregate of 10,000,000 shares of Vermillion common stock offered by the 2018 Underwriter in a public offering at a price to the public of $1.00 per share (the “2018 Common Stock Offering”). Under this 2018 Underwriting Agreement, the Company granted the 2018 Underwriter an option to purchase up to an additional 1,500,000 shares of Vermillion common stock at the public offering price, less underwriting discounts and commissions, to cover over-allotments, if any. The 2018 Underwriter did not exercise this option. The 2018 Common Stock Offering closed on April 17, 2018 and resulted in proceeds, net of 7% underwriting costs and other offering costs, to the Company of $8,992,000.

Pursuant to the second 2018 Underwriting Agreement, the Company agreed to issue and sell an aggregate of 50,000 shares of Vermillion Series B Convertible Preferred Stock, par value $0.001 per share, offered by the 2018 Underwriter in a public offering at a price to the public of $100.00 per share (the “Series B Offering”). The Series B Offering closed on April 17, 2018 and resulted in proceeds, net of 7% underwriting costs and other offering costs, to the Company of $4,496,000.

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

2010 Stock Incentive Plan

The Company’s employees, directors, and consultants were eligible to receive awards under the Vermillion, Inc. Second Amended and Restated 2010 Stock Incentive Plan (the “2010 Plan”), which was replaced by the 2019 Plan (as defined below) with respect to future equity grants. As of June 30, 2019, a total of 7,159,586 shares of Vermillion common stock were reserved with respect to outstanding stock options and unvested restricted stock awards.

2019 Stock Incentive Plan

At the Company’s annual meeting of stockholders on June 18, 2019, the Company’s stockholders approved the Vermillion, Inc. 2019 Stock Incentive Plan (the “2019 Plan”). The purposes of the 2019 Plan are (i) to align the interests of the Company’s stockholders and recipients of awards under the 2019 Plan by increasing the proprietary interest of such recipients in the Company’s growth and success; (ii) to advance the interests of the Company by attracting and retaining non-employee directors, officers, other employees, consultants, independent contractors and agents; and (iii) to motivate such persons to act in the long-term best interests of the Company and its stockholders.  The 2019 Plan allows the Company to grant stock options, stock appreciation rights, restricted stock, restricted stock units and performance awards to participants.

Subject to the terms and conditions of the 2019 Plan, the initial number of shares authorized for grants under the 2019 Plan is 10,492,283. To the extent an equity award granted under the 2019 Plan or the 2010 Plan expires or otherwise terminates without having been exercised or paid in full, or is settled in cash, the shares of common stock subject to such award will become available for future grant under the 2019 Plan.  As of June 30, 2019, a total of 10,492,283 shares of common stock had been reserved for issuance under the 2019 Plan, of which 100,000 shares of common stock are subject to outstanding stock options.

Stock-Based Compensation

During the six months ended June 30, 2019, the Company awarded the Company’s non-employee directors an aggregate of 190,909 shares of restricted stock under the 2010 Plan having a grant date fair value of approximately $252,000. The vesting of these shares of restricted stock is as follows: 25% on April 1, 2019; 25% on June 1, 2019; 25% on September 1, 2019; and 25% on December 1, 2019. During the six months ended June 30, 2019, the Company also granted the Company’s non-employee directors options to purchase an aggregate of 402,584 shares of Vermillion common stock with an exercise price of $1.29 per share.

During the six months ended June 30, 2019, the Company awarded certain consultants 11,667 shares of restricted stock under the 2010 Plan having a grant date fair value of approximately $10,000. During the six months ended June 30, 2019, the Company also granted certain consultants options to purchase 50,000 shares of Vermillion common stock with an exercise price of $0.47 per share. These stock options have performance-based vesting conditions based on certain metrics through March 31, 2020.  The Company also granted certain consultants options to purchase an aggregate of 100,000 shares of Vermillion common stock with an exercise price of $1.29 per share.

During the three months ended June 30, 2019, the Company also granted certain consultants options to purchase an aggregate of 35,001 shares of Vermillion common stock with an exercise price of $1.28 per share. These stock options were granted under the 2010 Plan and were fully vested at the time of the grant.

During the six months ended June 30, 2019, the Company granted certain officers and employees options to purchase an aggregate of 575,000 shares of Vermillion common stock with an exercise price of $0.47 per share. These stock options were granted under the 2010 Plan and have performance-based vesting conditions based on certain metrics through March 31, 2020.

During the six months ended June 30, 2019, the Company granted certain officers and employees options to purchase an aggregate of 55,000 shares of Vermillion common stock with an exercise price of $0.71 per share,

125,000 shares of Vermillion common stock with an exercise price of $0.77 per share and 1,073,000 shares of Vermillion common stock with an exercise price of $1.29 per share. These stock options were granted under the 2010 Plan and vest 25% on each of the four anniversaries of the vesting commencement date for each such stock option.

During the three months ended June 30, 2019, the Company granted certain officers and employees options to purchase an aggregate of 14,000 shares of Vermillion common stock with an exercise price of $1.28 per share and 20,000 shares of Vermillion common stock with an exercise price of $1.13. These stock options were granted under the 2010 Plan and vest 25% on each of the four anniversaries of the vesting commencement date for each such stock option.

During the three months ended June 30, 2019, the Company also granted certain officers and employees options to purchase an aggregate of 100,000 shares of Vermillion common stock with an exercise price of $1.01 per share. These stock options were granted under the 2019 Plan and vest 25% on each of the four anniversaries of the vesting commencement date for each such stock option.

The allocation of employee stock-based compensation expense by functional area for the three and six months ended June 30, 2019 and 2018 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Cost of revenue	$19	$23	$31	$47
Research and development	2	1	4	2
Sales and marketing	38	34	58	81
General and administrative	270	355	413	494
Total	$329	$413	$506	$624

5.   LOSS PER SHARE

The Company calculates basic loss per share using the weighted average number of shares of Vermillion common stock outstanding during the period. Because the Company is in a net loss position, diluted loss per share is calculated using the weighted average number of shares of Vermillion common stock outstanding and excludes the effects of 10,069,924 and 7,572,134 potential shares of Vermillion common stock as of June 30, 2019 and 2018, respectively, that are anti-dilutive. Potential shares of Vermillion common stock include incremental shares of Vermillion common stock issuable upon the exercise of outstanding warrants, stock options and unvested restricted stock units.

6.   RELATED PARTY TRANSACTIONS

On December 18, 2017, the Company entered into a consulting agreement for a term of up to five months with the Company’s former Senior Vice President, Finance and Chief Accounting Officer. Pursuant to the terms of the consulting agreement through May 15, 2018, the consultant provided accounting and finance services related to the transition of financial leadership. The Company agreed to pay $150 per hour for such consulting services. The consultant also remained eligible for payout under the Company’s 2017 Corporate Incentive Plan after he satisfactorily met certain performance obligations as outlined in the consulting agreement. During the six months ended June 30, 2019 and 2018, the consultant was paid an aggregate of none and $53,925 for services provided pursuant to the consulting agreement.

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

Examples of forward-looking statements regarding our business include the following:

•	projections or expectations regarding our future test volumes, revenue, cost of revenue, operating expenses, cash flow, results of operations and financial condition;
•	our plan to broaden our commercial focus from ovarian cancer to differential diagnosis of women with a range of gynecological disorders;
•	our planned business strategy and the anticipated timing of the implementation thereof;
•	plans with respect to our market expansion and growth, including plans to market OVA1, Overa, OVA1PLUS and ASPiRA GenetiX outside the United States;
•	plans to develop new algorithms and molecular diagnostic tests;
•	plans to develop a product or tool combining an OVA1 with results of a symptom index;
•	plans to establish payer coverage for Overa and ASPiRA GenetiX separately and expand coverage for OVA1;
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

•	expectations to increase research and development expenses;
•	anticipated efficacy of our products, product development activities and product innovations;
•	expected competition in the markets in which we compete;
•	plans with respect to ASPiRA LABS, Inc. (“ASPiRA LABS”);
•	expectations regarding future services provided by Quest Diagnostics Incorporated (“Quest Diagnostics”);
•	plans to expand our product offerings to additional pelvic disease conditions;
•	plans to develop an ethnicity-specific pelvic mass risk assessment;
•	plans to launch an offering to detect hereditary breast and ovarian cancer syndrome and carriers of the gene;

•	plans regarding the commercialization of Overa;
•	plans to develop informatics products and develop and perform laboratory developed tests (“LDTs”);
•	plans with respect to the Company’s pelvic mass registry, including anticipated sources of funding;
•	our ability to improve sensitivity and specificity over traditional diagnostic biomarkers;
•	expectations regarding existing and future collaborations and partnerships, including OVA1, Overa, OVA1PLUS and ASPiRA GenetiX distribution agreements;
•	plans regarding future publications;
•

our continued ability to comply with applicable governmental regulations, expectations regarding pending regulatory submissions and plans to seek regulatory approvals for our tests outside the United States;

•	our ability to obtain and maintain the regulatory approvals required to market OVA1, Overa, OVA1PLUS and ASPiRA GenetiX in other countries;
•	our continued ability to expand and protect our intellectual property portfolio;
•	anticipated liquidity and capital requirements;
•	anticipated future losses and our ability to continue as a going concern;
•	expectations regarding the second disbursement from our financing arrangement, as amended, with the State of Connecticut Department of Economic and Community Development (the “DECD”);
•	expected expenditures, including the expected increase in expenses related to sales and marketing of OVA1, Overa, OVA1PLUS and ASPiRA GenetiX in 2019;
•	our ability to use our net operating loss carryforwards;
•	anticipated future tax liability under U.S. federal and state income tax legislation;
•	expected market adoption of our diagnostic tests, including OVA1, Overa, OVA1PLUS and ASPiRA GenetiX;
•	expectations regarding our ability to launch new products we develop, license, co-market or acquire;
•	expectations regarding the size of the markets for our products;
•	expectations regarding raising capital and the amount of financing anticipated to be required to fund our planned operations; and
•	expectations regarding reimbursement for our products, and our ability to obtain such reimbursement, from third-party payers such as private insurance companies and government insurance plans.

Forward-looking statements are subject to significant risks and uncertainties, including those discussed in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2018 (our “2018 Annual Report”), as supplemented by the section entitled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q, that could cause actual results to differ materially from those projected in such forward-looking statements due to various factors, including our ability to continue as a going concern; ability to increase the volume of our product sales; failures by third-party payers to reimburse OVA1 or Overa or changes or variances in reimbursement rates; our ability to secure additional capital on acceptable terms to execute our business plan; our ability to comply with Nasdaq’s continued listing requirements to remain publicly traded; in the event that we succeed in commercializing OVA1, Overa, OVA1PLUS and ASPiRA GenetiX outside the United States, the political, economic and other conditions affecting other countries; our ability to continue developing existing technologies; our ability to develop and commercialize additional diagnostic products and achieve market acceptance with respect to these products; our ability to compete successfully; our ability to obtain any regulatory approval required for our future diagnostic products; our or our suppliers’ ability to comply with Food and Drug Administration (“FDA”) requirements for production, marketing and post-market monitoring of our products; additional costs that may be required to make further improvements to our manufacturing operations; our ability to maintain sufficient or acceptable supplies of immunoassay kits from our suppliers; our ability to continue to develop, protect and promote our proprietary technologies; our ability to use intellectual property directed to diagnose biomarkers; our ability to successfully defend our proprietary technology against third parties; future litigation against us, including infringement of intellectual property and product liability exposure; our ability to retain key employees; business interruptions; changes in healthcare policy; our ability to comply with environmental laws; our ability to comply with the additional laws and regulations that apply to us in connection with the operation of ASPiRA LABS; our ability to comply with FDA regulations that relate to our products and to obtain any FDA clearance or approval required to develop and perform LDTs; our ability to integrate and achieve anticipated results from any acquisitions or strategic alliances; our ability to use our net operating loss carryforwards; and liquidity and trading volume of our common stock.

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

We ultimately plan to commercialize OVA1,  Overa OVA1PLUS and ASPiRA GenetiX on a global level. We currently hold CE marks for OVA1 and Overa. During 2018 we put OVA1 and Overa on a global testing platform, which allows both tests to be deployed worldwide.

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

In the fourth quarter of 2018, we launched our new generation of technology, OVA1PLUS. OVA1PLUS was designed to improve accuracy and reduce false elevations in the intermediate risk area by nearly 40% by leveraging the strengths of OVA1’s sensitivity and Overa’s specificity. It is a combination of OVA1 and Overa, where Overa is used as a second test for those samples that fall in the intermediate risk zone based on the OVA1 test results. These complementary tests help drive earlier detection, which in turn lowers overall healthcare costs and reduces inefficiencies in the care pathway. OVA1PLUS is available through a decentralized platform structure, which will allow other facilities, including hospital networks and super groups, to perform OVA1 locally and upload raw data to us and receive the OVA1 score, enabling increased reach and access in the geographic areas we serve. We plan to eventually pursue larger-scale partnerships to leverage this decentralized platform.

In the first quarter of 2019, we announced that Cigna added OVA1®(MIA) to its national preferred coverage list effective January 15, 2019.

In June 2019, we announced that both BlueCross BlueShield of Texas and BlueCross BlueShield of Arizona are now offering preferred coverage for OVA1®(MIA).

In June 2019, our first CA125 disparity data manuscript, Multivariate Index Assay is Superior to CA125 and HE4 Testing in Detection of Ovarian Malignancy in African-American Women, was published. Our second manuscript was accepted in July 2019.

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

In November 2016, the ACOG issued Practice Bulletin Number 174 which included OVA1 as a “Multivariate Index Assay”,  outlining ACOG's clinical management guidelines for adnexal mass management. Practice Bulletin Number 174 recommends that obstetricians and gynecologists evaluating women with adnexal masses who do not meet Level A criteria of a low risk transvaginal ultrasound should proceed with Level B clinical guidelines. Level B guidelines state that the physician may use risk assessment tools such as existing CA125 technology or OVA1 (“Multivariate Index Assay”) as listed in the bulletin. Based on this, OVA1 achieved parity with CA125 as a Level B clinical recommendation for the management of adnexal masses.

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

In October 2018, ASPiRA LABS launched OVA1PLUS, a new clinical pathway which combines the strengths of OVA1® and Overa®. The new offering improves accuracy and reduces false elevated risk results by nearly 40%.

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

In addition to an ethnicity-specific risk assessment, we are in the development stage of a third generation algorithm. The new test will have a  negative predictive value of greater than 99%, which will allow physicians to monitor women with a mass to delay or avoid unnecessary surgery. In May 2019, we submitted an abstract to the European Society of Gynaecological Oncology, as well as a manuscript to a domestic journal supporting the launch of our test. The test will initially be launched as an LDT in the fourth quarter of 2019, but the prospective monitoring study will be designed to enable us to submit for FDA clearance if we choose to do so.

In June 2019, we launched genetic testing for specific women’s health diseases, called ASPiRA GenetiX, with a core focus on ovarian cancer. Our initial launch is an offering to detect hereditary breast and ovarian cancer syndrome (“HBOC”) and carriers of the gene. Women who test positive for HBOC mutations have a significantly elevated risk of developing ovarian cancer. This complementary product offering will be at the same call point as OVA1PLUS, and, in time, testing results will be reported in a combined report with OVA1PLUS.

In June 2019, a study was published indicating that in a comparison of Overa against ROMA (HE4 + CA125) and CA125, Overa, had the highest performance in early stage ovarian cancer risk (90.5% sensitivity) assessment outperforming ROMA (HE4 + CA125) (76.2% sensitivity) and CA125 (63.1% sensitivity).

In July 2019, a new study was accepted for publication indicating that Overa, when used in conjunction with imaging methods as part of a clinical workup for an adnexal mass, increased sensitivity over imaging alone.

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

Results of Operations - Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

The selected summary financial and operating data of the Company for the three months ended June 30, 2019 and 2018 were as follows:

	Three Months Ended June 30,		Increase (Decrease)
(dollars in thousands)	2019	2018	Amount	%
Revenue:
Product	$1,100	$627	$473	75
Service	42	81	(39)	(48)
Total revenue	1,142	708	434	61
Cost of revenue:
Product	698	528	170	32
Service	210	280	(70)	(25)
Total cost of revenue	908	808	100	12
Gross profit (loss)	234	(100)	334	334
Operating expenses:
Research and development	225	154	71	46
Sales and marketing	2,780	1,478	1,302	88
General and administrative	1,534	1,299	235	18
Total operating expenses	4,539	2,931	1,608	55
Loss from operations	(4,305)	(3,031)	(1,274)	42
Interest income (expense), net	(2)	(7)	5	(71)
Other income (expense), net	(7)	(11)	4	(36)
Net loss	$(4,314)	(3,049)	$(1,265)	41

Product Revenue.  Product revenue was $1,100,000 for the three months ended June 30, 2019 compared to $627,000 for the same period in 2018. Revenue for ASPiRA LABS is being recognized when the OVA1 test is being performed based on estimates of what we expect to ultimately realize. The 75% product revenue increase is due to an increase in the number of our tests performed. We expect revenue to increase over the remainder of the year as the sales team continues to execute its strategy.

The number of OVA1 tests performed increased 66% to approximately 3,129 OVA1 tests during the three months ended June 30, 2019 compared to approximately 1,884 OVA1 tests for the same period in 2018. We expect the test volume to improve over the remainder of the year as we continue to realize returns from our sales and marketing investments.

Service Revenue.  Service revenue was $42,000 for the three months ended June 30, 2019 compared to $81,000 for the same period in 2018. Service revenue varies from quarter to quarter based on the stages of ongoing customer projects. Revenue for ASPiRA IVD is being recognized once certain revenue recognition criteria have been met. We expect service revenue to decrease in the third quarter of 2019 compared to the second quarter of 2019.

Cost of Revenue - Product.  Cost of product revenue was $698,000 for the three months ended June 30, 2019 compared to $528,000 for the same period in 2018, representing an increase of 32% due primarily to increases in postage costs due to new kits, partially offset by decreases in depreciation and equipment costs. We expect the cost of product revenue to increase slightly in the third quarter of 2019 compared to the second quarter of 2019.

Cost of Revenue - Service.  Cost of service revenue was $210,000 for the three months ended June 30, 2019 compared to $280,000 for the same period in 2018. The 25% decrease related primarily to lower headcount and depreciation. We expect the cost of service revenue to fluctuate consistent with service revenue to some extent. However, due to the fixed nature of the costs, we expect the third quarter costs to be largely consistent with those of the second quarter.

Research and Development Expenses.  Research and development expenses represent costs incurred to develop our technology and carry out clinical studies, and include personnel-related expenses, regulatory costs, reagents and supplies used in research and development laboratory work, infrastructure expenses, contract services and other outside costs. Research and development expenses for the three months ended June 30, 2019 increased by $71,000, or 46%, compared to the same period in 2018. This increase was primarily due to purchases required for a study in 2019, as well as an increase in consulting expenses. We expect research and development expenses to increase slightly from the second to the third quarter of 2019 due to expenses in connection with the completion of ongoing studies and publications.

Sales and Marketing Expenses.  Our sales and marketing expenses consist primarily of personnel-related expenses, education and promotional expenses, and infrastructure expenses. These expenses include the costs of educating physicians and other healthcare professionals regarding OVA1 and Overa. Sales and marketing expenses also include the costs of sponsoring continuing medical education, medical meeting participation, and dissemination of scientific and health economic publications. Sales and marketing expenses for the three months ended June 30, 2019 increased $1,302,000, or 88%, compared to the same period in 2018. This increase was primarily due to increased headcount and personnel-related expenses in the second quarter of 2019 compared to 2018. We expect sales and marketing expenses to decrease modestly over the remainder of 2019 due to the termination of some consulting contracts, as well as the completing the expansion of our sales team.

General and Administrative Expenses.  General and administrative expenses consist primarily of personnel-related expenses, professional fees and other costs, including legal, finance and accounting expenses and other infrastructure expenses. General and administrative expenses for the three months ended June 30, 2019 increased by $235,000, or 18%, compared to the same period in 2018. This increase is primarily due to an increase in headcount and personnel-related expenses, as well as some startup costs for the launch of our genetics offering in the second quarter of 2019 when compared with those in the second quarter of 2018. We expect general and administrative expenses to remain consistent with the second quarter in the third quarter of 2019.

Results of Operations – Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

The selected summary financial and operating data of the Company for the three months ended June 30, 2019 and 2018 were as follows:

	Six Months Ended June 30,		Increase (Decrease)
(dollars in thousands)	2019	2018	Amount	%
Revenue:
Product	$1,879	$1,240	$639	52
Service	66	117	(51)	(44)
Total revenue	1,945	1,357	588	43
Cost of revenue:
Product	1,214	1,061	153	14
Service	388	550	(162)	(29)
Total cost of revenue	1,602	1,611	(9)	(1)
Gross profit (loss)	343	(254)	597	235
Operating expenses:

Research and development	434	296	138	47
Sales and marketing	5,144	2,703	2,441	90
General and administrative	2,789	2,613	176	7
Total operating expenses	8,367	5,612	2,755	49
Loss from operations	(8,024)	(5,866)	(2,158)	37
Interest income (expense), net	5	(19)	24	126
Other income (expense), net	(11)	(14)	3	21
Net loss	$(8,030)	(5,899)	$(2,131)	36

Product Revenue.  Product revenue was $1,879,000 for the six months ended June 30, 2019 compared to $1,240,000 for the same period in 2018. The 52% product revenue increase is due to an increase in our tests performed, as well as improvement in our price per test.

The number of OVA1 tests performed increased 47% to approximately 5,442 OVA1 tests during the six months ended June 30, 2019 compared to approximately 3,702 OVA1 tests for the same period in 2018.

Service Revenue.  Service revenue was $66,000 for the six months ended June 30, 2019 compared to $117,000 for the same period in 2018. Service revenue varies from quarter to quarter based on the stages of ongoing customer projects.

Cost of Revenue - Product.  Cost of product revenue was $1,214,000 for the six months ended June 30, 2019 compared to $1,061,000 for the same period in 2018, representing an increase of 14% due to increases in postage costs due to new kits, partially offset by decreases in depreciation and equipment costs incurred in 2019.

Cost of Revenue - Service.  Cost of service revenue was $338,000 for the six months ended June 30, 2019 compared to $550,000 for the same period in 2018. The 29% decrease related primarily to lower headcount, lab supplies and depreciation.

Research and Development Expenses.  Research and development expenses for the six months ended June 30, 2019 increased by $138,000, or 47%, compared to the same period in 2018. This increase was primarily due to clinical utility studies in 2019.

Sales and Marketing Expenses.  Sales and marketing expenses for the six months ended June 30, 2019 increased $2,441,000, or 90%, compared to the same period in 2018. This increase was primarily due to increased headcount and personnel-related expenses, partially offset by decreased consulting costs in 2019 compared to 2018.

General and Administrative Expenses.  General and administrative expenses for the six months ended June 30, 2019 increased by $176,000, or 7%, compared to the same period in 2018. This increase is primarily due to an increase in headcount, as well as increases to consulting and legal costs in 2019 when compared with those in 2018.

Liquidity and Capital Resources

We plan to continue to expend resources selling and marketing OVA1, Overa, OVA1PLUS and ASPiRA GenetiX and developing additional diagnostic tests and service capabilities.

We have incurred significant net losses and negative cash flows from operations since inception. At June 30, 2019, we had an accumulated deficit of $414,954,000 and stockholders’ equity of $13,366,000. As of June 30, 2019, we had $16,179,000 of cash and cash equivalents and $3,561,000 of current liabilities. The Company expects to incur a net loss in 2019 as well. Working capital was $14,004,000 and $7,824,000 at June 30, 2019 and December 31, 2018, respectively.

On June 28, 2019, the Company completed the Offering pursuant to which certain investors purchased Vermillion common stock for net proceeds of approximately $13,800,000 after deducting underwriting discounts, commissions and certain underwriting expenses but before deducting other expenses payable by us.  On July 2, 2019, William Blair & Company, L.L.C., the sole underwriter of the Offering, exercised its option to purchase additional shares of Vermillion common stock for net proceeds of $2,092,500,  after deducting underwriting discounts and commissions.

On April 17, 2018, the Company completed the 2018 Offerings pursuant to which certain investors purchased shares of Vermillion common stock and shares of Vermillion Series B Convertible Preferred Stock for net proceeds of approximately $13,500,000 after deducting offering expenses.

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

We expect to incur a net loss and negative cash flows from operations in 2019. Our management believes that successful achievement of our business objectives may require additional capital.

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

Net cash used in operating activities was $6,652,000 for the six months ended June 30, 2019, resulting primarily from the net loss reported of $8,030,000, partially offset by changes in stock compensation expense of $597,000, accounts payable, accrued and other liabilities of $509,000, and depreciation and amortization of $215,000.

Net cash used in operating activities was $4,776,000 for the six months ended June 30, 2018, resulting primarily from the net loss reported of $5,899,000 partially offset by stock compensation expense of $543,000, depreciation and amortization of $370,000 and changes in accounts payable, accrued and other liabilities of $74,000.

Net cash used in investing activities was $82,000 and $34,000 for the six months ended June 30, 2019 and 2018, respectively, which consisted primarily of property and equipment purchases.

Net cash provided by financing activities was $13,553,000 and $13,406,000 for the six months ended June 30, 2019 and 2018, respectively, which resulted primarily from the proceeds from the sale of Vermillion common stock of $13,630,000 in our June 2019 public offering.

   Our future liquidity and capital requirements will depend upon many factors, including, among others:

•	resources devoted to sales, marketing and distribution capabilities;
•	the rate of OVA1, Overa, OVA1PLUS and ASPiRA GenetiX product adoption by physicians and patients;
•	the insurance payer community’s acceptance of and reimbursement for OVA1, Overa, OVA1PLUS and ASPiRA GenetiX;

•	the successful targeted launch of Overa, OVA1PLUS and ASPiRA GenetiX;
•	resources devoted to our IVD trials laboratory and services;
•	the revenue generated by our IVD trial services business;
•	our plans to acquire or invest in other products, technologies and businesses; and
•	the market price of our common stock.

We have significant net operating loss (“NOL”) carryforwards as of June 30, 2019 for which a full valuation allowance has been provided due to our history of operating losses. Section 382 of the Internal Revenue Code of 1986, as amended, as well as similar state provisions may restrict our ability to use our NOL credit carryforwards due to ownership change limitations occurring in the past or that could occur in the future. These ownership changes may also limit the amount of NOL credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively.

Legislation commonly referred to as the Tax Cuts and Jobs Act (H.R. 1) was enacted in December 2017. As a result of the Tax Cuts and Jobs Act, NOLs arising before January 1, 2018 and NOLs arising after January 1, 2018 are subject to different rules. The Company’s pre-2018 NOLs will expire in varying amounts from 2023 through 2037, if not utilized, and can offset 100% of future taxable income for regular tax purposes. Any NOLs arising after January 1, 2018 can generally be carried forward indefinitely and can offset up to 80% of future taxable income. The Company’s ability to use its NOLs during this period will be dependent on its ability to generate taxable income, and the NOLs could expire before the Company generates sufficient taxable income. The Company’s ability to use NOL carryforwards may be restricted due to ownership change limitations occurring in the past or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended (“Section 382”), as well as similar state specific provisions. These ownership changes may also limit the amount of NOL carryforwards that can be utilized annually to offset future taxable income and tax, respectively.

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

Off-Balance Sheet Arrangements

As of June 30, 2019, we had no off-balance sheet arrangements that are reasonably likely to have a current or future material effect on our condensed consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Per Item 305(e) of Regulation S-K, the information called for by this Item 3 is not required.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

Our senior management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2019. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2019, our disclosure controls and procedures were effective.

Changes in internal controls over financial reporting.

There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In the ordinary course of business, we may periodically become subject to legal proceedings and claims arising in connection with ongoing business activities. The results of litigation and claims cannot be predicted with certainty, and unfavorable resolutions are possible and could materially and adversely affect our results of operations, cash flows and financial position. In addition, regardless of the outcome, litigation could have an adverse impact on us because of defense costs, diversion of management resources and other factors. While the outcome of these proceedings and claims cannot be predicted with certainty, there are no matters, as of June 30, 2019, that, in the opinion of management, will have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 1A. RISK FACTORS

Except as set forth below, there have been no material changes to our risk factors from those disclosed under “Risk Factors” in Part I, Item 1A of our 2018 Annual Report. The risks and uncertainties described below and in our 2018 Annual Report are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also materially adversely affect our business, financial condition or results of operations.

Failure to meet Nasdaq’s continued listing requirements could result in the delisting of Vermillion common stock, negatively impact the price of Vermillion common stock and negatively impact our ability to raise additional capital.

On August 2, 2019, we received a deficiency letter from the Listing Qualifications Department of The Nasdaq Stock Market stating that, for the preceding 30 consecutive business days, the closing bid price for Vermillion common stock was below the minimum $1.00 per share requirement for continued inclusion on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2).  As provided in the Nasdaq rules, we have 180 calendar days, or until January 29, 2020, to regain compliance with the minimum bid price requirement. We may achieve compliance during this period if the closing bid price of Vermillion common stock is at least $1.00 per share for a minimum of 10 consecutive business days. If we fail to regain compliance on or prior to January 29,  2020, we may be eligible for an additional 180-calendar day compliance period.  There is no assurance that we will be able to regain compliance by the January 29, 2020 initial deadline or any extension thereof, and there is no assurance that we will otherwise maintain compliance with any of the other Nasdaq listing requirements.

If we fail to comply with Nasdaq’s continued listing requirements, Vermillion common stock will be subject to delisting. If that were to occur, Vermillion common stock would be subject to rules that impose additional sales practice requirements on broker-dealers who sell Vermillion securities. The additional burdens imposed upon broker-dealers by these requirements could discourage broker-dealers from effecting transactions in Vermillion common stock. This would adversely affect the ability of investors to trade Vermillion securities and would adversely affect the value and liquidity of Vermillion common stock. In addition, the failure to use reasonable best efforts to maintain the listing of Vermillion common stock would constitute a breach of the May 2013 stockholders agreement. These factors could contribute to lower prices and larger spreads in the bid and ask prices for Vermillion common stock. If we seek to implement a reverse stock split in order to remain listed on The Nasdaq Capital Market, the announcement or implementation of such a reverse stock split could negatively affect the price of Vermillion common stock.

The liquidity and trading volume of our common stock may be low, and our ownership is concentrated.

The liquidity and trading volume of our common stock has at times been low in the past and may again be low in the future. If the liquidity and trading volume of our common stock is low, this could adversely impact the trading price of our common stock and our stockholders’ ability to obtain liquidity in their shares of our common stock. Our stock issuances since May 2013 have primarily involved a significant issuance of stock to a limited number of investors, significantly increasing the concentration of our share ownership in a few holders.

According to information provided on Schedules 13D and 13G, as amended, filed as recently as July 2, 2019, five persons, in aggregate, beneficially owned approximately 60 million shares of our common stock, including the right to acquire approximately 3 million shares under warrant or option agreements. The shares of common stock currently held by these individuals, excluding the right to acquire those shares under warrant or option agreements, represent 60% of our outstanding shares of common stock. Under a May 2013 stockholders agreement, two of these persons have the right to designate a director to be nominated by us to serve on the Board of Directors, and one of these persons has exercised this right. As a result, these stockholders will be able to affect the outcome of, or exert significant influence over, all matters requiring stockholder approval, including the election and removal of directors and any change in control involving us. In addition, this concentration of ownership of our common stock could have the effect of delaying or preventing a change in control of us or otherwise discouraging or preventing a potential acquirer from attempting to obtain control of us. This, in turn, could have a negative effect on the market price of our common stock. It could also prevent our stockholders from realizing a premium over the market prices for their shares of common stock. Moreover, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders. The concentration of ownership also contributes to the low trading volume and volatility of our common stock.

ITEM 6.   EXHIBITS   The following exhibits are filed or incorporated by reference with this report as indicated below:

Exhibit			Incorporated by Reference				Filed
Number	Exhibit Description		Form	File No.	Exhibit	Filing Date	Herewith

3.1	Fourth Amended and Restated Certificate of Incorporation of Vermillion, Inc. dated January 22, 2010		8-K	000-31617	3.1	January 25, 2010
3.2	Certificate of Amendment of Fourth Amended and Restated Certificate of Incorporation, effective June 19, 2014		10-Q	001-34810	3.2	August 14, 2014
3.3	Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock		8-K	001-34810	4.1	April 17, 2018
3.4	Fifth Amended and Restated Bylaws of Vermillion, Inc., effective June 19, 2014		10-Q	001-34810	3.3	August 14, 2014
10.1	Vermillion, Inc. 2019 Stock Incentive Plan	#	8-K	001-34810	10.1	June 24, 2019
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002						√
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002						√
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002						(1)
101	Interactive Data Files						√

(1)	Furnished herewith
#	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vermillion, Inc.
Date: August 8, 2019	/s/ Valerie B. Palmieri
Valerie B. Palmieri President and Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)
Date: August 8, 2019	/s/ Robert Beechey
Robert Beechey Chief Financial Officer (Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)