Form 10-Q
period 2019-09-30
VERMILLION, INC.
filed 2019-11-12
CIK 926617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of October 31, 2019, the registrant had 97,238,427 shares of common stock, par value $0.001 per share, outstanding.

VERMILLION, INC.

FORM 10-Q

For the Quarter Ended September 30, 2019

The following are registered and pending trademarks of Vermillion, Inc.: Vermillion®, OVA1®, Overa® and ASPiRA GenetiXSM.

PART I - FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

Vermillion, Inc.

Condensed Consolidated Balance Sheets

(Amounts in Thousands, Except Share and Par Value Amounts)

(Unaudited)

	September 30,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$14,636	$9,360
Accounts receivable, net	996	786
Prepaid expenses and other current assets	389	550
Inventories	29	92
Total current assets	16,050	10,788
Property and equipment, net	399	608
Other assets	84	12
Total assets	$16,533	$11,408

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$879	$950
Accrued liabilities	2,403	1,825
Short-term debt	192	189
Other current liabilities	63	-
Total current liabilities	3,537	2,964
Non-current liabilities:
Long-term debt	1,148	1,292
Other non-current liabilities	21	-
Total liabilities	4,706	4,256
Commitments and contingencies (Note 3)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding at September 30, 2019 and December 31, 2018	-	-
Common stock, par value $0.001 per share, 150,000,000 shares authorized at September 30, 2019 and December 31, 2018; 97,238,427 and 75,501,394 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	97	75
Additional paid-in capital	430,504	414,001
Accumulated deficit	(418,774)	(406,924)
Total stockholders’ equity	11,827	7,152
Total liabilities and stockholders’ equity	$16,533	$11,408

See accompanying notes to the unaudited condensed consolidated financial statements.

Vermillion, Inc.

Condensed Consolidated Statements of Operations

(Amounts in Thousands, Except Share and Per Share Amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue:
Product	$1,241	$739	$3,120	$1,979
Service	44	35	110	152
Total revenue	1,285	774	3,230	2,131
Cost of revenue:(1)
Product	736	477	1,950	1,538
Service	213	301	601	851
Total cost of revenue	949	778	2,551	2,389
Gross profit (loss)	336	(4)	679	(258)
Operating expenses:
Research and development(2)	340	129	774	425
Sales and marketing(3)	2,425	1,343	7,569	4,046
General and administrative(4)	1,421	1,167	4,210	3,780
Total operating expenses	4,186	2,639	12,553	8,251
Loss from operations	(3,850)	(2,643)	(11,874)	(8,509)
Interest income (expense), net	34	(6)	39	(25)
Other income (expense), net	(4)	(3)	(15)	(17)
Net loss	$(3,820)	$(2,652)	$(11,850)	$(8,551)
Net loss per share - basic and diluted	$(0.04)	$(0.04)	$(0.14)	$(0.13)
Weighted average common shares used to compute basic and diluted net loss per common share	97,144,586	75,306,074	83,017,019	68,288,216
Non-cash stock-based compensation expense included in cost of revenue and operating expenses:
(1) Cost of revenue	$20	$35	$57	$93
(2) Research and development	-	2	4	4
(3) Sales and marketing	32	14	93	85
(4) General and administrative	243	245	738	657

See accompanying notes to the unaudited condensed consolidated financial statements.

Vermillion, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(Amounts in Thousands, Except Share Amounts)

(Unaudited)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2018	-	$-	75,501,394	$75	$414,001	$(406,924)	$7,152
Net loss	-	-	-	-	-	(3,716)	(3,716)
Common stock issued in conjunction with exercise of stock options	-	-	19,687	-	17	-	17
Common stock issued for restricted stock awards	-	-	11,667	-	3	-	3
Stock compensation charge	-	-	-	-	181	-	181
Balance at March 31, 2019	-	$-	75,532,748	$75	$414,202	$(410,640)	$3,637
Net loss	-	-	-	-	-	(4,314)	(4,314)
Common stock issued for restricted stock awards	-	-	95,452	-	123	-	123
Common stock issued in conjunction with public offering, net of $1,371 in issuance costs	-	-	18,750,000	19	13,611	-	13,630
Stock compensation charge	-	-	-	-	290	-	290
Balance at June 30, 2019	-	$-	94,378,200	$94	$428,226	$(414,954)	$13,366
Net loss	-	-	-	-	-	(3,820)	(3,820)
Common stock issued for restricted stock awards	-	-	47,727	-	62	-	62
Common stock issued in conjunction with the exercise of the underwriter’s option to purchase additional shares in connection with a public offering, net of $158 in issuance costs	-	-	2,812,500	3	2,089	-	2,092
Issuance costs related to public offering	-	-	-	-	(107)	-	(107)
Stock compensation charge	-	-	-	-	234	-	234
Balance at September 30, 2019	-	$-	97,238,427	$97	$430,504	$(418,774)	$11,827

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2017	-	$-	60,036,017	$60	$399,400	$(396,053)	$3,407
Net loss	-	-	-	-	-	(2,850)	(2,850)
ASC 606 adjustment to retained earnings	-	-	-	-	-	500	500
Common stock issued for restricted stock awards	-	-	3,321	-	6	-	6
Stock compensation charge	-	-	-	-	176	-	176
Balance at March 31, 2018	-	$-	60,039,338	$60	$399,582	$(398,403)	$1,239
Net loss	-	-	-	-	-	(3,049)	(3,049)
Common stock issued in conjunction with exercise of stock options	-	-	32,500	-	30	-	30
Common stock issued for restricted stock awards	-	-	202,413	-	225	-	225
Common stock issued in conjunction with public offering, net of $1,006 in issuance costs	-	-	10,000,000	10	8,981	-	8,991
Preferred stock issued in conjunction with public offering, net of $504 in issuance costs	50,000	-	-	-	4,496	-	4,496
Preferred stock converted to common stock	(50,000)	-	5,000,000	5	(5)	-	-
Stock compensation charge	-	-	-	-	136	-	136
Balance at June 30, 2018	-	$-	75,274,251	$75	$413,445	$(401,452)	$12,068
Net loss	-	-	-	-	-	(2,652)	(2,652)
Common stock issued for restricted stock awards	-	-	108,433	-	106	-	106
Issuance costs related to public offering	-	-	-	-	(2)	-	(2)
Stock compensation charge	-	-	-	-	190	-	190
Balance at September 30, 2018	-	$-	75,382,684	$75	$413,739	$(404,104)	$9,710

See accompanying notes to the unaudited condensed consolidated financial statements.

Vermillion, Inc.

Condensed Consolidated Statements of Cash Flows

(Amounts in Thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(11,850)	$(8,551)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	276	527
Stock-based compensation expense	893	839
Loss on sale and disposal of property and equipment	54	11
Changes in operating assets and liabilities:
Accounts receivable	(210)	49
Prepaid expenses and other assets	173	228
Inventories	63	(13)
Accounts payable, accrued liabilities and other liabilities	507	(159)
Net cash used in operating activities	(10,094)	(7,069)
Cash flows from investing activities:
Purchase of property and equipment	(121)	(58)
Net cash used in investing activities	(121)	(58)
Cash flows from financing activities:
Proceeds from public offering of preferred stock, net of issuance costs	-	4,496
Proceeds from public offering of common stock, net of issuance costs	13,523	8,990
Proceeds from issuance of common stock in conjunction with the exercise of the underwriter’s option to purchase additional shares in connection with a public offering, net of issuance costs	2,092	-
Principal repayment of DECD loan	(141)	(138)
Repayment of capital lease obligations	-	(29)
Proceeds from issuance of common stock from exercise of stock options	17	29
Net cash provided by financing activities	15,491	13,348
Net increase in cash and cash equivalents	5,276	6,221
Cash and cash equivalents, beginning of period	9,360	5,539
Cash and cash equivalents, end of period	$14,636	$11,760
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	31	33
Non-cash investing and financing activities:
Net increase in other assets/other liabilities for right of use assets	84	-
50,000 shares of convertible preferred stock converted to 5,000,000 shares of common stock, net of issuance costs	-	4,496

See accompanying notes to the unaudited condensed consolidated financial statements.

Vermillion, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.   ORGANIZATION, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

Organization

Vermillion, Inc. (“Vermillion”; Vermillion and its wholly-owned subsidiaries are collectively referred to as the “Company,” “we,” “our,” or “us”) is incorporated in the state of Delaware, and is engaged in the business of developing and commercializing diagnostic tests for gynecologic disease. The Company sells OVA1 and Overa risk of malignancy tests for ovarian cancer (“OVA1” and “Overa,” respectively) through Vermillion’s wholly-owned Clinical Laboratory Improvement Amendments of 1988 (“CLIA”) certified clinical laboratory, ASPiRA LABS, Inc. (“ASPiRA LABS”). The Company also recently launched genetic testing for specific women’s health diseases, called ASPiRA GenetiX, with a core focus on ovarian cancer.

The Company has also offered in-vitro diagnostic (“IVD”) trial services to third-party customers through its wholly-owned subsidiary, ASPiRA IVD, Inc. (“ASPiRA IVD”), which commenced operations in June 2016. ASPiRA IVD is a specialized, CLIA certified, laboratory provider dedicated to meeting the unique testing needs of IVD manufacturers seeking to commercialize high-complexity assays. The Company has decided to discontinue pursuing contracts for ASPiRA IVD and is completing contractual commitments which are expected to be concluded in the fourth quarter of 2019.

Liquidity

The Company has incurred significant net losses and negative cash flows from operations since inception, and as a result has an accumulated deficit of approximately $418,774,000 at September 30, 2019. The Company also expects to incur a net loss and negative cash flows from operations for 2019. There can be no assurance that the Company will achieve or sustain profitability or positive cash flow from operations. However, management believes that the current working capital position will be sufficient to meet the Company’s working capital needs for at least the next 12 months.

As discussed in Note 4, on June 28, 2019, the Company completed a public offering (the “Offering”), pursuant to which certain investors purchased Vermillion common stock for net proceeds of approximately $13,800,000 after deducting underwriting discounts, commissions and other expenses related to the offering  but before deducting other expenses payable by us.  On July 2, 2019, William Blair & Company, L.L.C., the sole underwriter of the Offering, exercised its option to purchase additional shares of Vermillion common stock for net proceeds of $2,092,500,  after deducting underwriting discounts, commissions and other expenses related to the offering but before deducting other expenses payable by us.

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

The Company also reviewed its patient account population and determined an appropriate distribution of patient accounts by payer (i.e., Medicare, patient pay, other third-party payer, etc.) into portfolios with similar collection experience. The Company has elected this practical expedient that, when evaluated for collectability, results in a materially consistent revenue amount for such portfolios as if each patient account were evaluated on an individual contract basis. There were no impairment losses on accounts receivable recorded during the nine months ended September 30, 2019.

Service Revenue

The Company’s service revenue was generated by performing IVD trial services for third-party customers. Measurement of progress on contracts with customers was generally based on the input measurement of cost incurred relative to the total expected costs to satisfy the performance obligation. We do not expect to have any significant service revenue going forward as we wind down the ASPiRA IVD subsidiary.

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

2.   AGREEMENTS WITH QUEST DIAGNOSTICS INCORPORATED

In March 2015, the Company entered into a commercial agreement with Quest Diagnostics, Incorporated (“Quest Diagnostics”). Pursuant to this agreement, all OVA1 U.S. testing services for Quest Diagnostics customers were transferred to Vermillion’s wholly-owned subsidiary, ASPiRA LABS, as of August 2015. Pursuant to this agreement, as amended as of March 1, 2018, Quest Diagnostics is continuing to provide blood draw and logistics support by transporting specimens from its clients to ASPiRA LABS for testing through at least March 11, 2019 in exchange for a market value fee. As of the date of this Quarterly Report on Form 10-Q, Quest continues to perform under the Agreement and we are in the process of negotiating its renewal.

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

The expense associated with these operating leases for the three months ended September 30, 2019 and 2018 is shown in the table below (in thousands).

		Three Months Ended September 30
Lease Cost	Classification	2019	2018
Operating rent expense
	Cost of revenue	$9	$25
	Research and development	2	7
	Sales and marketing	9	12
	General and administrative	11	22

Variable rent expense
	Cost of revenue	$13	$0
	Research and development	3	0
	Sales and marketing	12	1
	General and administrative	16	1

The expense associated with these operating leases for the nine months ended September 30, 2019 and 2018 is shown in the table below (in thousands).

		Nine Months Ended September 30
Lease Cost	Classification	2019	2018
Operating rent expense
	Cost of revenue	$27	$75
	Research and development	9	21
	Sales and marketing	26	36
	General and administrative	33	67

Variable rent expense
	Cost of revenue	$37	$0
	Research and development	9	0
	Sales and marketing	32	0
	General and administrative	44	4

Based on our leases as of September 30, 2019, the table below sets forth the approximate future lease payments related to operating leases with initial terms of one year or more (in thousands).

2019	$31
2020	40
2021	14
Total Operating Lease Payments	85
Less: Interest	-1
Present Value of Lease Liabilities	$84

Weighted-average lease term and discount rate were as follows:

Weighted-average remaining lease term (in years)	1
Weighted-average discount rate	2.50%

Non-cancelable Royalty Obligations

The Company is a party to an amended research collaboration agreement with The Johns Hopkins University School of Medicine under which the Company licenses certain of its intellectual property. Under the terms of the amended research collaboration agreement, Vermillion is required to pay the greater of 4% royalties on net sales of diagnostic tests using the assigned patents or annual minimum royalties of $57,500. Royalty expense for the three months ended September 30, 2019 and 2018 totalled $50,000 and $30,000, respectively. Royalty expense for the nine months ended September 30, 2019 and 2018 totalled $125,000 and $78,000, respectively.

4.   STOCKHOLDERS’ EQUITY

2019 Offering

On June 26, 2019, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with William Blair & Company, L.L.C., as the sole underwriter (the “Underwriter”), in connection with an underwritten public offering of Vermillion common stock.

Pursuant to the Underwriting Agreement, the Company agreed to issue and sell an aggregate of 18,750,000 shares of Vermillion common stock offered by the Underwriter in a public offering at a price of $0.80 per share (the “Offering”). The Offering closed on June 28, 2019 and resulted in proceeds to the Company, after deducting underwriting discounts, commissions and other expenses related to the offering but before deducting other expenses payable by us, of approximately $13,800,000. Under the Underwriting Agreement, the Company granted the Underwriter an option to purchase up to an additional 2,812,500 shares of Vermillion common stock at the public offering price, less underwriting discounts and commissions. On July 2, 2019, the Underwriter exercised its option to purchase 2,812,500 shares of Vermillion common stock at a price of $0.80 per share and resulted in proceeds to the Company, after deducting underwriting discounts, commissions and other expenses related to the offering but before deducting other expenses payable by us, of $2,092,500.

2018 Offerings

On April 13, 2018, the Company entered into two underwriting agreements (each, a “2018 Underwriting Agreement”) with Piper Jaffray & Co., as the sole underwriter (the “2018 Underwriter”), in connection with separate but concurrent public offerings of the Company’s securities.

Pursuant to the first 2018 Underwriting Agreement, the Company agreed to issue and sell an aggregate of 10,000,000 shares of Vermillion common stock offered by the 2018 Underwriter in a public offering at a price to the public of $1.00 per share (the “2018 Common Stock Offering”). Under this 2018 Underwriting Agreement, the Company granted the 2018 Underwriter an option to purchase up to an additional 1,500,000 shares of Vermillion common stock at the public offering price, less underwriting discounts and commissions, to cover over-allotments, if any. The 2018 Underwriter did not exercise this option. The 2018 Common Stock Offering closed on April 17, 2018 and resulted in proceeds, net of 7% underwriting costs and other offering costs, to the Company of $8,990,000.

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

2010 Stock Incentive Plan

The Company’s employees, directors, and consultants were eligible to receive awards under the Vermillion, Inc. Second Amended and Restated 2010 Stock Incentive Plan (the “2010 Plan”), which was replaced by the 2019 Plan (as defined below) with respect to future equity grants. As of September 30, 2019, a total of 6,985,007 shares of Vermillion common stock were reserved with respect to outstanding stock options and unvested restricted stock awards.

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

Subject to the terms and conditions of the 2019 Plan, the initial number of shares authorized for grants under the 2019 Plan is 10,492,283. To the extent an equity award granted under the 2019 Plan or the 2010 Plan expires or otherwise terminates without having been exercised or paid in full, or is settled in cash, the shares of common stock subject to such award will become available for future grant under the 2019 Plan.  As of September 30, 2019, a total of 10,492,283 shares of common stock had been reserved for issuance under the 2019 Plan, of which 195,000 shares of common stock are subject to outstanding stock options.

Stock-Based Compensation

During the nine months ended September 30, 2019, the Company awarded the Company’s non-employee directors an aggregate of 190,909 shares of restricted stock under the 2010 Plan, having a grant date of March 26, 2019 and a grant date fair value of approximately $252,000. The vesting of these shares of restricted stock is as follows: 25% on April 1, 2019; 25% on June 1, 2019; 25% on September 1, 2019; and 25% on December 1, 2019. During the nine months ended September 30, 2019, the Company also granted the Company’s non-employee directors options to purchase an aggregate of 402,584 shares of Vermillion common stock with an exercise price of $1.29 per share.

During the nine months ended September 30, 2019, the Company awarded certain consultants 11,667 shares of restricted stock under the 2010 Plan having a grant date fair value of approximately $10,000. During the nine months ended September 30, 2019, the Company also granted certain consultants options to purchase 50,000 shares of Vermillion common stock with an exercise price of $0.47 per share. These stock options have performance-based vesting conditions based on certain metrics through March 31, 2020.  The Company also granted certain consultants options to purchase an aggregate of 100,000 shares of Vermillion common stock with an exercise price of $1.29 per share. During the nine months ended September 30, 2019, the Company also granted certain consultants options to purchase an aggregate of 35,001 shares of Vermillion common stock with an exercise price of $1.28 per share. These stock options were granted under the 2010 Plan and were fully vested at the time of the grant.

During the nine months ended September 30, 2019, the Company granted certain officers and employees options to purchase an aggregate of 575,000 shares of Vermillion common stock with an exercise price of $0.47 per share. These stock options were granted under the 2010 Plan and have performance-based vesting conditions based on certain metrics through March 31, 2020.

During the nine months ended September 30, 2019, the Company granted certain officers and employees options to purchase an aggregate of 55,000 shares of Vermillion common stock with an exercise price of $0.71 per share, 125,000 shares of Vermillion common stock with an exercise price of $0.77 per share and 1,073,000 shares of Vermillion common stock with an exercise price of $1.29 per share. The Company granted certain officers and employees options to purchase an aggregate of 14,000 shares of Vermillion common stock with an exercise price of $1.28 per share and 20,000 shares of Vermillion common stock with an exercise price of $1.13 per share.  These stock options were granted under the 2010 Plan and vest 25% on each of the four anniversaries of the vesting commencement date for each such stock option.

During the nine months ended September 30, 2019, the Company granted certain officers and employees options to purchase an aggregate of 100,000 shares of Vermillion common stock with an exercise price of $1.01 per share. The Company also granted certain officers and employees options to purchase an aggregate of 95,000 shares of Vermillion common stock with an exercise price of $0.52 per share. These stock options were granted under the 2019 Plan and vest 25% on each of the four anniversaries of the vesting commencement date for each such stock option.

During the three months ended September 30, 2019, the Company granted certain officers and employees options to purchase an aggregate of 95,000 shares of Vermillion common stock with an exercise price of $0.52 per share. These stock options were granted under the 2019 Plan and vest 25% on each of the four anniversaries of the vesting commencement date for each such stock option.

The allocation of employee stock-based compensation expense by functional area for the three and nine months ended September 30, 2019 and 2018 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Cost of revenue	$18	$22	$49	$69
Research and development	-	2	4	4
Sales and marketing	33	14	91	95
General and administrative	185	233	598	727
Total	$236	$271	$742	$895

5.   LOSS PER SHARE

The Company calculates basic loss per share using the weighted average number of shares of Vermillion common stock outstanding during the period. Because the Company is in a net loss position, diluted loss per share is calculated using the weighted average number of shares of Vermillion common stock outstanding and excludes the effects of 9,795,345 and 7,414,053 potential shares of Vermillion common stock as of September 30, 2019 and 2018, respectively, that are anti-dilutive. Potential shares of Vermillion common stock include incremental shares of Vermillion common stock issuable upon the exercise of outstanding warrants, stock options and unvested restricted stock units.

6.   RELATED PARTY TRANSACTIONS

On December 18, 2017, the Company entered into a consulting agreement for a term of up to five months with the Company’s former Senior Vice President, Finance and Chief Accounting Officer. Pursuant to the terms of the consulting agreement through May 15, 2018, the consultant provided accounting and finance services related to the transition of financial leadership. The Company agreed to pay $150 per hour for such consulting services. The consultant also remained eligible for payout under the Company’s 2017 Corporate Incentive Plan after he satisfactorily met certain performance obligations as outlined in the consulting agreement. During the nine months ended September 30, 2019 and 2018, the consultant was paid an aggregate of none and $53,925 for services provided pursuant to the consulting agreement.

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

Examples of forward-looking statements regarding our business include the following:

•	projections or expectations regarding our future test volumes, revenue, cost of revenue, operating expenses, cash flow, results of operations and financial condition;
•	our plan to broaden our commercial focus from ovarian cancer to differential diagnosis of women with a range of gynecological disorders;
•	our planned business strategy and the anticipated timing of the implementation thereof;
•	plans with respect to our market expansion and growth, including plans to market OVA1, Overa, OVA1PLUS and ASPiRA GenetiX outside the United States;
•	plans to develop new algorithms and molecular diagnostic tests;
•	plans to develop a product or tool combining OVA1PLUS with results of a symptom index;
•	plans regarding our ability to develop a product to assess the risk of gynecologic diseases that are difficult to detect through OVA360 screening;
•	plans to establish payer coverage for Overa and ASPiRA GenetiX separately and expand coverage for OVA1;
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

•	expectations to increase research and development expenses;
•	anticipated efficacy of our products, product development activities and product innovations;
•	expected competition in the markets in which we compete;
•	plans with respect to ASPiRA LABS, Inc. (“ASPiRA LABS”);
•	expectations regarding future services provided by Quest Diagnostics Incorporated (“Quest Diagnostics”);
•	plans to expand our product offering to additional pelvic disease conditions, including endometriosis;
•	plans to develop an ethnicity-specific pelvic mass risk assessment;

•	plans to commercialize ASPiRA GenetiX, our offering to detect hereditary breast and ovarian cancer syndrome and carriers of the gene;
•	plans regarding the commercialization of Overa;
•	plans to develop informatics products and develop and perform laboratory developed tests (“LDTs”);
•	plans with respect to the Company’s pelvic mass registry, including anticipated sources of funding;
•	our ability to improve sensitivity and specificity over traditional diagnostic biomarkers;
•	expectations regarding existing and future collaborations and partnerships, including OVA1, Overa, OVA1PLUS and ASPiRA GenetiX distribution and technology transfer agreements;
•	plans regarding future publications;
•

our continued ability to comply with applicable governmental regulations, expectations regarding pending regulatory submissions and plans to seek regulatory approvals for our tests outside the United States;

•	our ability to obtain and maintain the regulatory approvals required to market OVA1, Overa, OVA1PLUS and ASPiRA GenetiX in other countries;
•	our continued ability to expand and protect our intellectual property portfolio;
•	anticipated liquidity and capital requirements;
•	anticipated future losses and our ability to continue as a going concern;
•	expectations regarding the second disbursement from our financing arrangement, as amended, with the State of Connecticut Department of Economic and Community Development (the “DECD”);
•	expected expenditures, including the expected increase in expenses related to sales and marketing of OVA1, Overa, OVA1PLUS and ASPiRA GenetiX in 2019;
•	expectations regarding the results of our clinical utility studies;
•	our ability to use our net operating loss carryforwards;
•	anticipated future tax liability under U.S. federal and state income tax legislation;
•	expected market adoption of our diagnostic tests, including OVA1, Overa, OVA1PLUS and ASPiRA GenetiX;
•	expectations regarding our ability to launch new products we develop, license, co-market or acquire;
•	expectations regarding the size of the markets for our products;
•	expectations regarding raising capital and the amount of financing anticipated to be required to fund our planned operations;
•	expectations regarding reimbursement for our products, and our ability to obtain such reimbursement, from third-party payers such as private insurance companies and government insurance plans;
•	our first diagnostic algorithms LDT, Watch and Wait, and studies relating thereto; and
•	plans to wind down our services subsidiary, ASPiRA IVD, Inc.

Forward-looking statements are subject to significant risks and uncertainties, including those discussed in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2018 (our “2018 Annual Report”), as supplemented by the section entitled “Risk Factors” in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, that could cause actual results to differ materially from those projected in such forward-looking statements due to various factors, including our ability to continue as a going concern; ability to increase the volume of our product sales; failures by third-party payers to reimburse OVA1 or Overa or changes or variances in reimbursement rates; our ability to secure additional capital on acceptable terms to execute our business plan; our ability to comply with Nasdaq’s continued listing requirements to remain publicly traded; in the event that we succeed in commercializing OVA1, Overa, OVA1PLUS and ASPiRA GenetiX outside the United States, the political, economic and other conditions affecting other countries; our ability to continue developing existing technologies; our ability to develop and commercialize additional diagnostic products and achieve market acceptance with respect to these products; our ability to compete successfully; our ability to obtain any regulatory approval required for our future diagnostic products; our or our suppliers’ ability to comply with Food and Drug Administration (“FDA”) requirements for production, marketing and post-market monitoring of our products; additional costs that may be required to make further improvements to our manufacturing operations; our ability to maintain sufficient or acceptable supplies of immunoassay kits from our suppliers; our ability to continue to develop, protect and promote our proprietary technologies; our ability to use intellectual property directed to diagnose biomarkers; our ability to successfully defend our proprietary technology against third parties; future litigation against us, including infringement of intellectual property and product liability exposure; our ability to retain key employees; business interruptions; changes in healthcare policy; our ability to comply with environmental laws; our ability to comply with the additional laws and regulations that apply to us in connection with the operation of ASPiRA LABS; our ability to comply with FDA regulations that relate to our products and to obtain any FDA clearance or approval required to develop and perform LDTs; our ability to integrate and achieve anticipated results from any acquisitions or strategic alliances; our ability to use our net operating loss carryforwards; the liquidity and trading volume of our common stock; and the concentration of ownership of our common stock.

Overview

Our core mission is to transform the state of women’s health, globally, starting with ovarian cancer.  We aim to ensure that women of all ages, stages and ethnicities have the best solutions available to assess their personalized risk of cancer at the earliest stage when it matters most. Our end goal is to serve a large global pelvic mass population and overall women’s health sector with a platform coupled with proprietary science and data tools which will drive better health and wellbeing for each patient we serve.

We currently market and sell the following products and related services: (1) OVA1, a blood test designed to, in addition to a physician’s clinical assessment of a woman with a pelvic mass, identify women who are at high risk of having a malignant ovarian tumor prior to planned surgery; (2) Overa, a second-generation biomarker panel intended to maintain our product’s high sensitivity while improving specificity; (3) OVA1PLUS, a service offering combining our OVA1 and Overa products, designed to improve accuracy and reduce false elevations in the intermediate risk area by nearly 40% by leveraging the strengths of OVA1’s (MIA) sensitivity and Overa’s (MIA2G) specificity; and (4) ASPiRA GenetiX, a genetic test for specific women’s health diseases, initially focused on detecting hereditary breast and ovarian cancer syndrome (“HBOC”) and carriers of the gene. OVA1 received FDA clearance in September 2009, and Overa received FDA clearance in March 2016. OVA1 and Overa each use the Roche cobas 4000, 6000 and 8000 platforms. Through September 30, 2019, product and related services revenue has been limited to revenue generated by sales of OVA1.

We also own and operate ASPiRA LABS, a Clinical Laboratory Improvements Amendments of 1988 (“CLIA”) certified national laboratory based in Austin, Texas, which specializes in applying biomarker-based technologies to address critical needs in the management of gynecologic cancers and disease. ASPiRA LABS provides expert diagnostic services using a state-of-the-art biomarker-based diagnostic algorithm to aid in clinical decision making and advance personalized treatment plans. The lab currently processes our OVA1 and Overa tests, and we plan to expand the testing to other gynecologic conditions with high unmet need. We also plan to develop and perform LDTs at ASPiRA LABS. ASPiRA LABS holds a CLIA Certificate of Registration and a state laboratory license in California, Florida, Maryland, New York, Pennsylvania and Rhode Island. This allows the lab to process OVA1 on a national basis. The Centers for Medicare and Medicaid Services (“CMS”) issued a provider number to ASPiRA LABS in March 2015.

We ultimately plan to commercialize OVA1, Overa OVA1PLUS and ASPiRA GenetiX on a global level. We currently hold CE marks for OVA1 and Overa. During 2018 we put OVA1 and Overa on a global testing platform, which allows both tests to be deployed worldwide.

We also plan to develop an LDT product series of diagnostic algorithms that will include not only biomarkers, but also clinical risk factors, other diagnostics and patient history data in order to boost predictive value. The first diagnostic algorithms LDT, which we refer to internally as Watch and Wait, and formerly referred to as Diagnostic Algorithms #1, focuses on monitoring women with pelvic masses and has an expected launch date of

2021. The second diagnostic algorithms LDT, internally known as Diagnostic Algorithms #2, will focus on endometriosis. We also plan to expand our portfolio of products to include OVA360 screening, which will use genetics, proteins and other modalities to assess the risk of other gynecologic diseases that cannot be assessed through a traditional biopsy.

Recent Developments

We expanded our commercial strategy in late 2018 and in the first quarter of 2019 through an investment in our commercial team and the establishment of medical and advisory support and a key opinion leader network aligned with our territories in the U.S.

In the fourth quarter of 2018, we launched OVA1PLUS. OVA1PLUS helps drive earlier detection, which in turn lowers overall healthcare costs and reduces inefficiencies in the care pathway. OVA1PLUS is available through a decentralized platform structure, which will allow other facilities, including hospital networks and large doctor practices, also known as super groups, to perform OVA1PLUS locally and upload raw data to us and receive the OVA1PLUS score, enabling increased reach and access in the geographic areas we serve. We plan to eventually pursue larger-scale partnerships to leverage this decentralized platform.

In  January 2019, we announced that Cigna added OVA1®(MIA) to its national preferred coverage list.

In the first quarter of 2019, we began the development stage of our third-generation technology and first diagnostic algorithms LDT, internally known as Watch and Wait. The new test will have a negative predictive value of greater than 99%, which will allow physicians to serially monitor women with a mass to delay or avoid unnecessary surgery. Tackling serial monitoring, which involves testing each patient two to four times a year, presents a new and potentially large market opportunity for us. The test will be initially launched as a serial monitoring LDT only, but the 2020 prospective monitoring study will be designed to enable us to submit for FDA clearance if we choose to do so. We anticipate conducting further population-based studies and, if all goes well with the 2020 prospective monitoring study, a 2021 product launch.

In June 2019, we announced that both BlueCross BlueShield of Texas and BlueCross BlueShield of Arizona began offering preferred coverage for OVA1®(MIA).

In June 2019, we launched ASPiRA GenetiX, which is genetic testing for specific women’s health diseases, with a core focus on ovarian cancer. Our initial launch is an offering to detect hereditary breast and ovarian cancer syndrome (“HBOC”) and carriers of the gene. Women who test positive for HBOC variants have a significantly elevated risk of developing ovarian cancer. ASPiRA GenetiX complements OVA1PLUS and is sold at the same call point as OVA1PLUS. In time, ASPiRA GenetiX testing results could be reported in a combined report with OVA1PLUS.

In August 2019, we received a deficiency letter from the Listing Qualifications Department of The Nasdaq Stock Market stating that, for the preceding 30 consecutive business days, the closing bid price for Vermillion common stock was below the minimum $1.00 per share requirement for continued inclusion on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2).  As provided in the Nasdaq rules, we have 180 calendar days, or until January 29, 2020, to regain compliance with the minimum bid price requirement. We may achieve compliance during this period if the closing bid price of Vermillion common stock is at least $1.00 per share for a minimum of 10 consecutive business days. If we fail to regain compliance on or prior to January 29, 2020, we may be eligible for an additional 180-calendar day compliance period.

In September 2019, we substantially completed the outstanding service revenue contracts relating to our ASPiRA IVD subsidiary. We expect that any future service revenue from ASPiRA IVD will be minimal, and we expect to complete all outstanding contractual commitments relating to ASPiRA IVD in the fourth quarter of 2019.

Strategy

We are focused on the execution of five core strategic business drivers in ovarian cancer diagnostics and specialized laboratory services to build long-term value for our investors:

•

Maximizing the existing OVA1 opportunity in the United States by taking the lead in payer coverage and commercialization of OVA1. This strategy included the launch of a CLIA certified clinical laboratory, ASPiRA LABS, in June 2014, multiple publications, inclusion in the American College of Obstetricians and Gynecologists (“ACOG”) adnexal mass guidelines, payer traction and finally the addition of OVA1 to CMS National Fee schedule as of January 2018;

•

Expanding the distribution platform beyond the U.S. by launching Overa, a next generation biomarker panel and OVA1 on the same platform, while building the clinical utility and health economics foundation of both OVA1 and Overa, which we believe may allow for better domestic market penetration and international expansion;

•	Leveraging our existing database and specimen bank while building the largest specimen and data repository of gynecologic pelvic mass patients worldwide;
•

Expanding our product offerings to additional women’s health diseases with a focus on pelvic disease conditions such as endometriosis and polycystic ovarian syndrome (“PCOS”) by adding additional gynecologic bio-analytic solutions involving biomarkers, other modalities (e.g., imaging), clinical risk factors and patient data to aid diagnosis and risk stratification of women presenting with a pelvic mass; and

•	Coupling our OVA1 products with an individual’s hereditary risk to refine ovarian cancer risk assessment.

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

In November 2016, the ACOG issued Practice Bulletin Number 174 which included OVA1 as a “Multivariate Index Assay”,  outlining ACOG’s  clinical management guidelines for adnexal mass management. Practice Bulletin Number 174 recommends that obstetricians and gynecologists evaluating women with adnexal masses who do not meet Level A criteria of a low risk transvaginal ultrasound should proceed with Level B clinical guidelines. Level B guidelines state that the physician may use risk assessment tools such as existing CA125 technology or OVA1 (“Multivariate Index Assay”) as listed in the bulletin. Based on this, OVA1 achieved parity with CA125 as a Level B clinical recommendation for the management of adnexal masses.

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

In the fourth quarter of 2018, we launched our new platform and cloud service for decentralizing OVA1 testing. The platform and web service allows other facilities to perform OVA1 and calculate OVA1 scores locally, enabling increased reach and access in the markets we serve.

Recent Publications

In parallel to building our OVA platform offering and our commercial deployment, we have been working on several key publications and product extensions.

In April 2019, we presented our first CA125 disparity abstract at the American Association of Cancer Research annual meeting. The abstract showed superior detection of ovarian malignancy by OVA1 as compared to CA125 and HE4.

In May 2019, we submitted a manuscript to a domestic journal supporting the launch of our first diagnostic algorithms LDT, internally known as Watch and Wait,

In June 2019, our first CA125 disparity data manuscript, “Multivariate Index Assay is Superior to CA125 and HE4 Testing in Detection of Ovarian Malignancy in African American Women,” was published by Biomarkers in Cancer, an international peer-reviewed journal. The study indicated that in a comparison of Overa against Risk of Malignancy Algorithm (“ROMA”) (HE4 + CA125) and CA125, Overa, had the highest performance in early stage ovarian cancer risk (90.5% sensitivity) assessment outperforming ROMA (HE4 + CA125) (76.2% sensitivity) and CA125 (63.1% sensitivity). The research was initiated after the publication of four independent articles showing that African American and non-Caucasian women demonstrated to have lower CA125 levels than Caucasian women. CA125 and HE4 have been used to evaluate women with pelvic masses to determine clinical management. Our review of data from previous prospective studies from ASPiRA Labs revealed that the OVA1 multivariate index assay had superior sensitivity to CA125 and HE4 in detecting ovarian malignancy with marked increases in the African American population. CA125 and HE4 detected only 54.5% of malignancy while OVA1 was able to detect 79.1% in African American women. OVA1 was superior in Caucasian women as well at 93.2% versus 82.9% for CA125 and HE4. This is the first peer reviewed paper on this topic. Our goal is to offer an ethnicity specific pelvic mass risk assessment starting with African American women.

In July 2019, a study was published in the journal Advanced Therapeutics, titled “Clinical Performance Comparison of Two In-Vitro Diagnostic Multivariate Index Assays (IVDMIAs) for Presurgical Assessment for Ovarian Cancer Risk”.  A total of 993 patients were studied. The results of the study show that Vermillion’s second-generation multivariate index assay, Overa (MIA2G), has superior sensitivity to the current standards of care, ROMA and CA125, in detecting ovarian cancer, and the lowest false-negative rate in correctly characterizing ovarian malignancy risk.

In August 2019, a study was published in Journal of Surgical Oncology, titled “Combining A Second-Generation Multivariate Index Assay with Ovarian Imaging Improves the Preoperative Assessment of An Adnexal Mass”. A total of 878 patients were studied. The key conclusion of the study is that Overa® (MIA2G) and pelvic imaging are complementary tests and interpreting them together can provide important information about the malignant risk of an ovarian tumor. For physicians making decisions about a referral to a specialist, the combination of MIA2G with ultrasound has the highest sensitivity when compared with the current standards of care, CA125 and HE4 in predicting ovarian malignancy.

In August 2019, a new study “Ethnic disparity in clinical performance between multivariate index assay and CA125 in detection of ovarian malignancy” was published in Future Oncology. This paper demonstrated superior detection in all women, and particularly in African American women, by OVA1. The results of the study support that CA125 in African American women with adnexal masses has lower sensitivity than multivariate index assay. Implementation of multivariate index assay in evaluation of adnexal masses should increase sensitivity of detection of malignancy compared with CA125, particularly in African American women.

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

23

Results of Operations - Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

The selected summary financial and operating data of the Company for the three months ended September 30, 2019 and 2018 were as follows:

	Three Months Ended September 30,		Increase (Decrease)
(dollars in thousands)	2019	2018	Amount	%
Revenue:
Product	$1,241	$739	$502	68
Service	44	35	9	26
Total revenue	1,285	774	511	66
Cost of revenue:
Product	736	477	259	54
Service	213	301	(88)	(29)
Total cost of revenue	949	778	171	22
Gross profit (loss)	336	(4)	340	8,500
Operating expenses:
Research and development	340	129	211	164
Sales and marketing	2,425	1,343	1,082	81
General and administrative	1,421	1,167	254	22
Total operating expenses	4,186	2,639	1,547	59
Loss from operations	(3,850)	(2,643)	(1,207)	46
Interest income (expense), net	34	(6)	40	(667)
Other income (expense), net	(4)	(3)	(1)	33
Net loss	$(3,820)	(2,652)	$(1,168)	44

Product Revenue.  Product revenue was $1,241,000 for the three months ended September 30, 2019 compared to $739,000 for the same period in 2018. Revenue for ASPiRA LABS is recognized when the OVA1 test is being performed based on estimates of what we expect to ultimately realize. The 68% product revenue increase is due to an increase in the number of our tests performed. We expect revenue to increase over the remainder of the year as the sales team continues to execute its strategy.

The number of OVA1 tests performed increased 82% to approximately 3,602 OVA1 tests during the three months ended September 30, 2019 compared to approximately 1,981 OVA1 tests for the same period in 2018. We expect the test volume to improve over the remainder of the year as we continue to realize returns from our sales and marketing investments.

For the third quarter of 2019, revenue per test performed decreased to approximately $345 compared to $352 for the second quarter of 2019. This decrease was driven by an increase in our mix of patient pay revenue in certain sales territories. We have seen the percentage of patient pay stabilize between August 2019 and October 2019.

Service Revenue.  Service revenue was $44,000 for the three months ended September 30, 2019 compared to $35,000 for the same period in 2018. All projects with ASPiRA IVD were substantially completed and revenue was recognized during the three months ended September 30, 2019. Revenue for ASPiRA IVD is recognized once certain revenue recognition criteria have been met. We do not expect to have any significant service revenue in the fourth quarter of 2019 as we wind down the ASPiRA IVD subsidiary.

Cost of Revenue - Product.  Cost of product revenue was $736,000 for the three months ended September 30, 2019 compared to $477,000 for the same period in 2018, representing an increase of 54% due primarily to the addition of ASPiRA GenetiX, as well as increases in postage costs due to new kits. We expect the cost of product revenue to increase slightly in the fourth quarter of 2019 compared to the third quarter of 2019.

Cost of Revenue - Service.  Cost of service revenue was $213,000 for the three months ended September 30, 2019 compared to $301,000 for the same period in 2018. The 29% decrease related primarily to lower headcount and depreciation,  and was partially offset by the early retirement of fixed assets and lab supply inventory balances.  Although we expect the cost of service revenue to decrease in the fourth quarter as we wind down the ASPiRA IVD subsidiary, we do expect some costs to continue into the fourth quarter due to the fixed nature of certain related costs.

Research and Development Expenses.  Research and development expenses represent costs incurred to develop our technology and carry out clinical studies, and include personnel-related expenses, regulatory costs, reagents and supplies used in research and development laboratory work, infrastructure expenses, contract services and other outside costs. Research and development expenses for the three months ended September 30, 2019 increased by $211,000, or 164%, compared to the same period in 2018. This increase was primarily due to clinical utility and product development costs related to our third-generation serial monitoring algorithm in 2019. We expect research and development expenses to remain consistent with the third quarter in the fourth quarter of 2019.

Sales and Marketing Expenses.  Our sales and marketing expenses consist primarily of personnel-related expenses, education and promotional expenses, and infrastructure expenses. These expenses include the costs of educating physicians and other healthcare professionals regarding OVA1, Overa, OVA1PLUS and ASPiRA GenetiX. Sales and marketing expenses also include the costs of sponsoring continuing medical education, medical meeting participation, and dissemination of scientific and health economic publications. Sales and marketing expenses for the three months ended September 30, 2019 increased $1,082,000, or 81%, compared to the same period in 2018. This increase was primarily due to increased headcount and personnel-related expenses in the third quarter of 2019 compared to 2018. We expect sales and marketing expenses to decrease modestly over the remainder of 2019 due to the termination of some consulting contracts, as well as the completing the expansion of our sales team.

General and Administrative Expenses.  General and administrative expenses consist primarily of personnel-related expenses, professional fees and other costs, including legal, finance and accounting expenses and other infrastructure expenses. General and administrative expenses for the three months ended September 30, 2019 increased by $254,000, or 22%, compared to the same period in 2018. This increase is primarily due to an increase in headcount and personnel-related expenses when compared with those in the third quarter of 2018. We expect general and administrative expenses to remain consistent with the third quarter in the fourth quarter of 2019.

Results of Operations – Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

The selected summary financial and operating data of the Company for the nine months ended September 30, 2019 and 2018 were as follows:

	Nine Months Ended September 30,		Increase (Decrease)
(dollars in thousands)	2019	2018	Amount	%
Revenue:
Product	$3,120	$1,979	$1,141	58
Service	110	152	(42)	(28)
Total revenue	3,230	2,131	1,099	52
Cost of revenue:
Product	1,950	1,538	412	27
Service	601	851	(250)	(29)
Total cost of revenue	2,551	2,389	162	7
Gross profit (loss)	679	(258)	937	363
Operating expenses:
Research and development	774	425	349	82
Sales and marketing	7,569	4,046	3,523	87
General and administrative	4,210	3,780	430	11
Total operating expenses	12,553	8,251	4,302	52
Loss from operations	(11,874)	(8,509)	(3,365)	40
Interest income (expense), net	39	(25)	64	256
Other income (expense), net	(15)	(17)	2	12
Net loss	$(11,850)	(8,551)	$(3,299)	39

Product Revenue.  Product revenue was $3,120,000 for the nine months ended September 30, 2019 compared to $1,979,000 for the same period in 2018. The 58% product revenue increase is due to an increase in our tests performed, as well as improvement in our price per test.

The number of OVA1 tests performed increased 59% to approximately 9,044 OVA1 tests during the nine months ended September 30, 2019 compared to approximately 5,683 OVA1 tests for the same period in 2018.

Service Revenue.  Service revenue was $110,000 for the nine months ended September 30, 2019 compared to $152,000 for the same period in 2018. There are no significant ongoing service revenue projects anticipated in the fourth quarter of 2019 as we wind down the ASPiRA IVD subsidiary.

Cost of Revenue - Product.  Cost of product revenue was $1,950,000 for the nine months ended September 30, 2019 compared to $1,538,000 for the same period in 2018, representing an increase of 27% due to the addition of our genetics offering, as well as increases in postage costs due to new kits, partially offset by decreases in depreciation and equipment costs incurred in 2019.

Cost of Revenue - Service.  Cost of service revenue was $601,000 for the nine months ended September 30, 2019 compared to $851,000 for the same period in 2018. The 29% decrease related primarily to lower headcount, lab supplies and depreciation as we wind down the ASPiRA IVD subsidiary, and was partially offset by the early retirement of fixed assets.

Research and Development Expenses.  Research and development expenses for the nine months ended September 30, 2019 increased by $349,000, or 82%, compared to the same period in 2018. This increase was primarily due to clinical utility and product development costs related to our third-generation serial monitoring algorithm in 2019.

Sales and Marketing Expenses.  Sales and marketing expenses for the nine months ended September 30, 2019 increased $3,523,000, or 87%, compared to the same period in 2018. This increase was primarily due to increased headcount and personnel-related expenses in 2019 compared to 2018.

General and Administrative Expenses.  General and administrative expenses for the nine months ended September 30, 2019 increased by $430,000, or 11%, compared to the same period in 2018. This increase is primarily due to an increase in headcount, as well as increases to legal costs in 2019 when compared with those in 2018.

Liquidity and Capital Resources

We plan to continue to expend resources selling and marketing OVA1, Overa, OVA1PLUS and ASPiRA GenetiX and developing additional diagnostic tests and service capabilities.

We have incurred significant net losses and negative cash flows from operations since inception. At September 30, 2019, we had an accumulated deficit of $418,774,000 and stockholders’ equity of $11,827,000. As of September 30, 2019, we had $14,636,000 of cash and cash equivalents and $3,537,000 of current liabilities. The Company expects to incur a net loss in 2019 as well. Working capital was $12,513,000 and $7,824,000 at September 30, 2019 and December 31, 2018, respectively.

On June 28, 2019, the Company completed the Offering pursuant to which certain investors purchased Vermillion common stock for net proceeds of approximately $13,800,000 after deducting underwriting discounts, commissions and other expenses related to the offering but before deducting other expenses payable by us.  On July 2, 2019, William Blair & Company, L.L.C., the sole underwriter of the Offering, exercised its option to purchase additional shares of Vermillion common stock for net proceeds of $2,092,500,  after deducting underwriting discounts,  commissions and other expenses related to the offering but before deducting other expenses payable by us.

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

Net cash used in operating activities was $10,094,000 for the nine months ended September 30, 2019, resulting primarily from the net loss reported of $11,850,000, partially offset by changes in stock compensation expense of $893,000, changes accounts payable, accrued and other liabilities of $507,000, depreciation and amortization of $276,000, and changes in prepaid expense of $173,000.

Net cash used in operating activities was $7,069,000 for the nine months ended September 30, 2018, resulting primarily from the net loss reported of $8,551,000 partially offset by depreciation and amortization of $527,000, stock compensation expense of $839,000, and changes in prepaid expense of $228,000.

Net cash used in investing activities was $121,000 and $58,000 for the nine months ended September 30, 2019 and 2018, respectively, which consisted primarily of property and equipment purchases.

Net cash provided by financing activities was $15,491,000 for the nine months ended September 30, 2019, which resulted primarily from the proceeds from the sale of Vermillion common stock of $13,523,000 in our June 2019 public offering.

Net cash provided by financing activities was $13,348,000 for the nine months ended September 30, 2018, which resulted primarily from the proceeds from the sale of Vermillion preferred stock of $4,496,000 and of Vermillion common stock of $8,990,000 in our April 2018 public offering.

   Our future liquidity and capital requirements will depend upon many factors, including, among others:

•	resources devoted to sales, marketing and distribution capabilities;
•	the rate of OVA1, Overa, OVA1PLUS and ASPiRA GenetiX product adoption by physicians and patients;
•	the rate of product adoption by healthcare systems and large physician practices of the decentralized distribution agreements for OVA1, Overa and OVA1PLUS;
•	the insurance payer community’s acceptance of and reimbursement for OVA1, Overa, OVA1PLUS and ASPiRA GenetiX;
•	the successful targeted launch of Overa, OVA1PLUS and ASPiRA GenetiX;
•	our plans to acquire or invest in other products, technologies and businesses; and
•	the market price of our common stock.

We have significant net operating loss (“NOL”) carryforwards as of September 30, 2019 for which a full valuation allowance has been provided due to our history of operating losses. Section 382 of the Internal Revenue Code of 1986, as amended, as well as similar state provisions may restrict our ability to use our NOL credit carryforwards due to ownership change limitations occurring in the past or that could occur in the future. These ownership changes may also limit the amount of NOL credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively.

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

Off-Balance Sheet Arrangements

As of September 30, 2019, we had no off-balance sheet arrangements that are reasonably likely to have a current or future material effect on our condensed consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Per Item 305(e) of Regulation S-K, the information called for by this Item 3 is not required.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

Our senior management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2019. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2019, our disclosure controls and procedures were effective.

Changes in internal controls over financial reporting.

There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In the ordinary course of business, we may periodically become subject to legal proceedings and claims arising in connection with ongoing business activities. The results of litigation and claims cannot be predicted with certainty, and unfavorable resolutions are possible and could materially and adversely affect our results of operations, cash flows and financial position. In addition, regardless of the outcome, litigation could have an adverse impact on us because of defense costs, diversion of management resources and other factors. While the outcome of these proceedings and claims cannot be predicted with certainty, there are no matters, as of September 30, 2019, that, in the opinion of management, will have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 1A. RISK FACTORS

There have been no material changes to our risk factors from those disclosed under “Risk Factors” in Part I, Item 1A of our 2018 Annual Report, as supplemented by the risk factor disclosed under “Risk Factors” in Part II, Item 1A of our quarterly report on Form 10-Q for the quarter ended June 30, 2019, filed with the SEC on August 8, 2019. The risks and uncertainties described below and in our 2018 Annual Report, as supplemented, are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also materially adversely affect our business, financial condition or results of operations.

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

Vermillion, Inc.
Date: November 12, 2019	/s/ Valerie B. Palmieri
Valerie B. Palmieri President and Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)
Date: November 12, 2019	/s/ Robert Beechey
Robert Beechey Chief Financial Officer (Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)