Form 10-K
period 2019-12-31
VERMILLION, INC.
filed 2020-04-07
CIK 926617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2019 or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission file number: 001-34810 Vermillion, Inc. (Exact name of registrant as specified in its charter)
Delaware	33-0595156
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
12117 Bee Caves Road, Building Three, Suite 100
Austin, Texas	78738
(Address of Principal Executive Offices)	(Zip Code)

Registrant's telephone number, including area code: (512) 519-0400
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	VRML	The NASDAQ Stock Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of voting common stock held by non-affiliates of the registrant is $47,231,865 and is based upon the last sales price as quoted on The NASDAQ Capital Market as of June 28,  2019.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of March 24,  2020, the registrant had 97,288,657 shares of common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information from the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders is incorporated by reference into Part III of this report. The registrant intends to file the Proxy Statement with the Securities and Exchange Commission within 120 days of December 31, 2019.

VERMILLION, INC.

FORM 10-K

For the Fiscal Year Ended December 31, 2019

Table of Contents

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

PART I

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks and uncertainties. Words such as “may,” “expects,” “intends,” “anticipates,” “believes,” “estimates,” “plans,” “seeks,” “could,” “should,” “continue,” “will,” “potential,” “projects” and similar expressions are intended to identify such forward-looking statements. Readers are cautioned that these forward-looking statements speak only as of the date on which this report is filed with the Securities and Exchange Commission (the “SEC”), and, except as required by law, Vermillion, Inc. (“Vermillion” and, together with its subsidiaries the “Company”, “we”, “our” or “us”) does not assume any obligation to update, amend or clarify them to reflect events, new information or circumstances occurring after such date. Examples of forward-looking statements regarding our business include the following:

•	projections or expectations regarding our future test volumes, revenue, cost of revenue, operating expenses, cash flow, results of operations and financial condition;
•	our plan to broaden our commercial focus from ovarian cancer to differential diagnosis of women with a range of gynecological disorders;
•	our planned business strategy and the anticipated timing of the implementation thereof;
•	plans with respect to our market expansion and growth, including plans to market OVA1, Overa, OVA1PLUS and ASPiRA GenetiX outside the United States;
•	plans to develop new algorithms and molecular diagnostic tests;
•	plans to develop a product or tool combining OVA1PLUS with results of a symptom index;
•	plans regarding our ability to develop a product to assess the risk of gynecologic diseases that are difficult to detect through OVAinherit screening;
•	plans to establish payer coverage for Overa and ASPiRA GenetiX separately and expand coverage for OVA1;
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

•	expectations to increase research and development expenses;
•	anticipated efficacy of our products, product development activities and product innovations;
•	expected competition in the markets in which we compete;
•	plans with respect to ASPiRA LABS, Inc. (“ASPiRA LABS”);
•	expectations regarding future services provided by Quest Diagnostics Incorporated (“Quest Diagnostics”);
•	plans to expand our product offerings to additional pelvic disease conditions, including endometriosis;
•	plans to develop an ethnicity-specific pelvic mass risk assessment:
•	plans to commercialize Overa and ASPiRA GenetiX, our offering to detect hereditary breast and ovarian cancer syndrome and carriers of the gene;
•	plans to develop informatics products and develop and perform laboratory developed tests (“LDTs”);
•	plans with respect to the Company’s pelvic mass registry;
•	our ability to improve sensitivity and specificity over traditional diagnostic biomarkers;
•	expectations regarding existing and future collaborations and partnerships, including OVA1, Overa, OVA1PLUS and ASPiRA GenetiX distribution and technology transfer agreements;
•	plans regarding future publications;

•

our continued ability to comply with applicable governmental regulations, expectations regarding pending regulatory submissions and plans to seek regulatory approvals for our tests outside the United States;

•	our ability to obtain and maintain the regulatory approvals required to market OVA1, Overa, OVA1PLUS and ASPiRA GenetiX in other countries;
•	our continued ability to expand and protect our intellectual property portfolio;
•	anticipated liquidity and capital requirements;
•	anticipated future losses and our ability to continue as a going concern;
•	expectations regarding the second disbursement from our financing arrangement, as amended, with the State of Connecticut Department of Economic and Community Development (the “DECD”);
•	expected expenditures, including the expected increase in expenses related to sales and marketing of OVA1, Overa, OVA1PLUS and ASPiRA GenetiX in 2020;
•	expectations regarding the results of our clinical utility studies;
•	our ability to use our net operating loss carryforwards;
•	anticipated future tax liability under U.S. federal and state income tax legislation;
•	expected market adoption of our diagnostic tests, including OVA1, Overa, OVA1PLUS and ASPiRA GenetiX;
•	expectations regarding our ability to launch new products we develop, license, co-market or acquire;
•	expectations regarding the size of the markets for our products;
•	expectations regarding raising capital and the amount of financing anticipated to be required to fund our planned operations;
•	expectations regarding reimbursement for our products, and our ability to obtain such reimbursement, from third-party payers such as private insurance companies and government insurance plans;
•	expectations regarding our first diagnostic algorithm LDT, OVAnex, formerly referred to as Diagnostic Algorithm #1 and Watch and Wait, and studies relating thereto; and
•	expectations regarding our second diagnostic algorithm LDT, Endocheck, formerly referred to as Diagnostic Algorithm #2, and studies relating thereto.

Forward-looking statements are subject to significant risks and uncertainties, including those discussed in Part I Item 1A, “Risk Factors,” that could cause actual results to differ materially from those projected in such forward-looking statements due to various factors, including our ability to continue as a going concern; ability to increase the volume of OVA1, Overa, OVA1PLUS or ASPiRA GenetiX sales; failures by third-party payers to reimburse OVA1 or Overa or changes or variances in reimbursement rates; our ability to secure additional capital on acceptable terms to execute our business plan; our ability to comply with Nasdaq’s continued listing requirements to remain publicly traded; in the event that we succeed in commercializing OVA1, Overa, OVA1PLUS and ASPiRA GenetiX outside the United States, the political, economic and other conditions affecting other countries; our ability to continue developing existing technologies; our ability to develop and commercialize additional diagnostic products and achieve market acceptance with respect to these products; our ability to compete successfully; our ability to obtain any regulatory approval required for our future diagnostic products; our or our suppliers’ ability to comply with Food and Drug Administration (“FDA”) requirements for production, marketing and post-market monitoring of our products; additional costs that may be required to make further improvements to our manufacturing operations; our ability to maintain sufficient or acceptable supplies of immunoassay kits from our suppliers; our ability to continue to develop, protect and promote our proprietary technologies; our ability to use intellectual property directed to diagnose biomarkers; our ability to successfully defend our proprietary technology against third parties; future litigation against us, including infringement of intellectual property and product liability exposure; our ability to retain key employees; business interruptions; changes in healthcare policy; our ability to comply with environmental laws; our ability to comply with the additional laws and regulations that apply to us in connection with the operation of ASPiRA LABS; our ability to comply with FDA regulations that relate to our products and to obtain any FDA clearance or approval required to develop and perform LDTs; our ability to integrate and achieve anticipated results from any acquisitions or strategic alliances; our ability to use our net operating loss carryforwards; the liquidity and trading volume of our common stock; and the concentration of ownership of our common stock.

ITEM 1.          BUSINESS

Company Overview

Corporate Vision:  To transform the state of women’s health, globally, starting with ovarian cancer. We aim to ensure that women of all ages, stages and ethnicities have the best solutions available to assess their personalized risk of cancer at the earliest stage when it matters most. Our end goal is to serve a large global pelvic mass population and overall women’s health sector with a platform coupled with proprietary science and data tools which will drive better health and wellbeing for each patient we serve.

Our plan is to broaden our commercial focus from ovarian cancer to differential diagnosis of women with a range of gynecological disorders. We plan to continue commercializing our new generation of technology and decentralized technology transfer service platform. We also intend to raise public awareness regarding the diagnostic superiority of OVA1 as compared to cancer antigen 125 (“CA125”) for African American women with adnexal masses.

In the fourth quarter of 2018, we launched our new generation of technology, OVA1PLUS. OVA1PLUS is designed to improve accuracy and reduce false positive diagnoses by over 30% by leveraging the strengths of OVA1’s sensitivity and Overa’s specificity. OVA1PLUS will also be available through a decentralized platform structure enabling hospital networks and super groups to run the test in their labs.

We expanded our commercial strategy in late 2018 and the first quarter of 2019 through the establishment of medical and advisory support and a Key Opinion Leader Network aligned with our territories in the US. We ultimately plan to globally commercialize OVA1 and Overa by utilizing the full national licensure of ASPiRA LABS, select laboratories for distribution, managed care coverage in select markets, our sales force and existing customer base. During 2018 we put OVA1, as we have with Overa, on a global testing platform, which allows both tests to be deployed internationally as well as run locally in the United States at major customer sites. We initiated the targeted launch of Overa in October 2016 with two key accounts converting from OVA1 to Overa. In October 2015, we announced registration of the CE mark for and clearance to market Overa in the European Union.

We also plan to develop an LDT product series of diagnostic algorithms that will include not only biomarkers, but also clinical risk factors, other diagnostics and patient history data in order to boost predictive value. The first diagnostic algorithm LDT, which we refer to internally as OVAnex, and formerly referred to as Diagnostic Algorithm #1 and Watch and Wait, focuses on monitoring women with pelvic masses.  We expect OVAnex to be available for commercial use in 2021. The second diagnostic algorithm LDT, Endocheck, formerly known as Diagnostic Algorithm #2, will focus on endometriosis. We also plan to expand our portfolio of products to include OVAinherit, which is the basis for a high-risk screening test for those patients who are genetically predisposed to ovarian cancer. This algorithm will include genetics, proteins and other modalities to assess the risk. All of our products are focused on gynecologic diseases that cannot be assessed through a traditional biopsy.

Mission Statement:  We are dedicated to the discovery, development and commercialization of novel high-value diagnostic and bio-analytical solutions that help physicians diagnose, treat and improve outcomes for women. Our tests are intended to detect and to help guide decisions regarding patient treatment, which may include decisions to refer patients to specialists, to perform additional testing, or to assist in monitoring patients. A distinctive feature of our approach is the combination of multi-modal diagnostics and data. Our goal is to combine multiple biomarkers, other modalities and diagnostics, clinical risk factors and patient data into a single, reportable index score that has higher diagnostic accuracy than its constituents. We concentrate our development of novel diagnostic tests for gynecologic disease, with an initial focus on ovarian cancer. We also intend to address clinical questions related to early disease detection, treatment response, monitoring of disease progression, prognosis and others through collaborations with leading academic and research institutions.

Science of Biomarkers: Our focus on translational biomarkers and informatics enables us to address the market for novel diagnostic tests that simultaneously measure multiple biomarkers. A biomarker is a biomolecule or variant biomolecule that is present at measurably greater or lesser concentrations in a disease state versus a normal condition. Conventional protein tests measure a single protein biomarker whereas most diseases are complex. We believe that efforts to diagnose cancer and other complex diseases have failed in large part because the disease is heterogeneous at the causative level (i.e., most diseases can be traced to multiple potential etiologies) and at the human response level (i.e., each individual afflicted with a given disease can respond to that ailment in a specific manner).

Consequently, measuring a single biomarker when multiple biomarkers may be altered in a complex disease is unlikely to provide meaningful information about the disease state. We believe that our approach of monitoring and combining multiple biomarkers using a variety of analytical techniques has allowed and will continue to allow us to create diagnostic tests with sufficient sensitivity and specificity about the disease state to aid the physician considering treatment options for patients with complex diseases. Such assays are commonly referred to as IVDMIA (also known as In Vitro Diagnostic Multivariate Index Assays), and often utilize advanced algorithms based on logistic regression, pattern recognition and the like. Often, IVDMIA algorithms are non-intuitive, and therefore require rigorous clinical validation and error modeling. Vermillion and its collaborators are considered experts in these areas and, in the case of OVA1, presented both the clinical validation and error modeling needed in order to gain pre-market notification clearance under the Federal Food, Drug and Cosmetic Act, known as 510(k) clearance, of OVA1 as an IVD software device.

Our Business and Products:   We currently market and sell the following products and related services: (1) OVA1, a blood test designed to, in addition to a physician’s clinical assessment of a woman with a pelvic mass, identify women who are at high risk of having a malignant ovarian tumor prior to planned surgery; (2) Overa, a second-generation biomarker panel intended to maintain our product’s high sensitivity while improving specificity; (3) OVA1PLUS, a service offering combining our OVA1 and Overa products, designed to improve accuracy and reduce false elevations in the intermediate risk area by over 30% by leveraging the strengths of OVA1’s (MIA) sensitivity and Overa’s (MIA2G) specificity; and (4) ASPiRA GenetiX, a genetic test for specific women’s health diseases, initially focused on detecting hereditary breast and ovarian cancer syndrome (“HBOC”) and Carrier screening, genetic screening for carriers of disease. OVA1 received FDA clearance in September 2009, and Overa received FDA clearance in March 2016. OVA1 and Overa each use the Roche cobas 4000, 6000 and 8000 platforms and OVA1, Overa and OVA1PLUS are each available through our decentralized platform and cloud service testing. Through December 31, 2019, Vermillion’s product and related services revenue has primarily been limited to revenue generated by sales of OVA1, with ASPiRA GenetiX revenue beginning in the fourth quarter of 2019.

We are currently developing three additional products and related services, including two diagnostic algorithms as part of an LDT product series, OVAnex and Endocheck, respectively, as well as a high-risk screening algorithm, OVAinherit, for patients who are genetically predisposed to ovarian cancer.

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

In the fourth quarter of 2018, we entered into a comprehensive study agreement with Clalit Health Services to validate OVA1 (MIA), OVERA® (MIA2G) and OVA1PLUS on the Israeli population. Vermillion’s technology will be studied on this high risk hereditary ovarian cancer population to determine if earlier stage disease can be diagnosed and if the time to surgical treatment can be expedited for improved surgical outcomes for patients with an adnexal mass.

In the fourth quarter of 2019, we completed all outstanding service revenue contract commitments relating to our ASPiRA IVD subsidiary. The Company is no longer pursuing IVD contracts and has fulfilled all contractual obligations under previous contracts. All direct employees and contract labor have been terminated.

About OVA1 and Overa: OVA1 addresses a clear clinical need, namely the pre-surgical identification of women who are at high risk of having a malignant ovarian tumor. Numerous studies have documented the benefit of referral of these women to gynecologic oncologists for their initial surgery. Prior to the clearance of OVA1, no blood test had been cleared by the FDA for physicians to use in the pre-surgical management of ovarian adnexal masses. OVA1 and Overa are qualitative serum tests that utilize five well-established biomarkers and proprietary software cleared as part of the OVA1 510(k) to determine the likelihood of malignancy in women over age 18, with a pelvic mass for whom surgery is planned. OVA1 or Overa should not be used without an independent clinical/radiological evaluation and is not intended to be a screening test or to determine whether a patient should proceed to surgery. Incorrect use of OVA1 or Overa carries the risk of unnecessary testing, surgery and/or delayed diagnosis. OVA1 was developed through large pre-clinical studies in collaboration with numerous academic medical centers encompassing over 2,500 clinical samples. OVA1 was fully validated in a prospective multi-center clinical trial encompassing 27 sites reflective of the diverse nature of the clinical centers at which ovarian adnexal masses are evaluated.

In November 2016, the American College of Obstetricians and Gynecology (“ACOG”) issued Practice Bulletin Number 174, which included OVA1 as a “Multivariate Index Assay”, outlining ACOG’s clinical management guidelines for adnexal mass management.  Practice Bulletin Number 174 recommends that obstetricians and gynecologists evaluating women with adnexal masses who do not meet Level A criteria of a low risk transvaginal ultrasound should proceed with Level B clinical guidelines. Level B guidelines state that the physician may use risk assessment tools such as existing CA125 technology or OVA1 (“Multivariate Index Assay”) as listed in the bulletin. Based on this, OVA1 achieved parity with CA125 as a Level B clinical recommendation for the management of adnexal masses.

Practice Bulletins summarize current information on techniques and clinical management issues for the practice of obstetrics and gynecology. Practice Bulletins are evidence-based documents, and recommendations are based on the evidence. Practice Bulletins are also the only clinical management tool used for adnexal masses. Although there are Practice Bulletins, guidelines do not exist for adnexal masses. ACOG guidelines do exist, however, for ovarian cancer management.

About OVA1PLUS: In the fourth quarter of 2018, we launched OVA1PLUS. OVA1PLUS helps drive earlier detection, which in turn lowers overall healthcare costs and reduces inefficiencies in the care pathway. OVA1PLUS is available through a decentralized platform structure, which allows other facilities, including hospital networks and large doctor practices, also known as super groups, to perform OVA1PLUS locally and upload raw data to us and receive the OVA1PLUS score, enabling increased reach and access in the geographic areas we serve. We plan to eventually pursue larger-scale partnerships to leverage this decentralized platform.

About Decentralized Technology Transfer: In the fourth quarter of 2018, we launched our new platform and cloud service for OVA1 and Overa testing. The platform and web service allow third-party facilities to perform OVA1 and Overa and calculate OVA1 and Overa scores locally, enabling increased reach and access in the markets we serve.

About ASPiRA GenetiX:  In June 2019, we launched ASPiRA GenetiX, which is genetic testing for specific women’s health diseases, with a core focus on ovarian cancer. ASPiRA GenetiX’s initial offering is designed to detect hereditary breast and ovarian cancer syndrome (“HBOC”) and Carrier screening, genetic screening for carriers of disease. Women who test positive for HBOC variants have a significantly elevated risk of developing ovarian cancer. ASPiRA GenetiX complements OVA1PLUS and is sold at the same call point as OVA1PLUS. In time, ASPiRA GenetiX testing results could be reported in a combined report with OVA1PLUS. The testing is performed by Fulgent Genetics, Inc.

About OVAnex: We are developing an LDT product series of diagnostic algorithms that will include not only biomarkers, but also clinical risk factors, other diagnostics and patient history data in order to boost predictive value. The first diagnostic algorithm LDT, which we refer to internally as OVAnex, and formerly referred to as Diagnostic Algorithm #1 and Watch and Wait, focuses on monitoring women with pelvic masses.  The new test will have a strong sensitivity and specificity as well as a strong negative predictive value of greater than 99%, which will allow physicians to serially monitor women with a mass to delay or avoid unnecessary surgery. Tackling serial monitoring, which involves testing each patient two to four times a year, presents a new and potentially large market opportunity for us. The test will be initially launched as a serial monitoring LDT only, but the 2020 prospective monitoring study will be designed to enable us to submit for FDA clearance if we choose to do so. We expect OVAnex to be commercially available in 2021.

About Endocheck: The second LDT product we are developing is known as Endocheck, formerly referred to as Diagnostic Algorithm #2, will focus on endometriosis. The Endocheck test is being developed to act as an aide in detection of endometriosis. We expect to develop and validate the test in 2021 and commercially launch in the fourth quarter of 2022.

About OVAinherit: We also plan to expand our portfolio of products to include OVAinherit, which is the basis for a high-risk screening test for those patients which are genetically predisposed. This algorithm will include genetics, proteins and other modalities to assess the risk of ovarian cancer.

Strategy:  We are focused on the execution of five core strategic business drivers in ovarian cancer diagnostics and specialized laboratory services to build long-term value for our investors:

•

Maximizing the existing OVA1 and Overa opportunities in the United States by leading in payer coverage and commercialization of OVA1 and Overa. This strategy included the launch of a CLIA certified clinical laboratory, ASPiRA LABS, in June 2014, multiple publications, inclusion in the American College of Obstetricians and Gynecologists (“ACOG”) adnexal mass guidelines, payer traction and finally the addition of OVA1 to CMS National Fee schedule as of January 2018;

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

•

Expanding our product offerings to additional pelvic disease conditions such as benign mass monitoring and endometriosis by adding additional gynecologic bio-analytic solutions involving biomarkers, other modalities (e.g., imaging), clinical risk factors and patient data to aid diagnosis and risk stratification of women presenting with a pelvic mass; and

•	Coupling our OVA1 products with an individual’s hereditary risk to refine ovarian cancer risk assessment.

We believe that these business drivers will contribute significantly to addressing unmet medical needs for women faced with gynecologic disease and other conditions and the continued development of our business.

Studies and Publications

Below is a list of peer reviewed publications or articles published by outside parties to date regarding our technology, including five new publications in 2019.

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

Second Pivotal Clinical Validation. Primary ovarian cancer was identified in 65 patients (13.2%) with 43.1% having FIGO Stage 1 disease. Overall sensitivity of MIA was 95.7%, and the MIA correctly predicted ovarian malignancy in 91.4% of cases of early stage disease compared to only 65.7% for CA125-II.

8	Disparities in ovarian cancer care quality and survival according to race and socioeconomic status	Bristow, et. al. JNCI	2013	N=47160	Statistically and clinically significant disparities in the quality of ovarian care and overall survival, independent of NCCN guidelines, is observed along both racial and socioeconomic differences.

9	Widespread flaws found in ovarian cancer treatment	Denise Grady, NY times	2013	N/A	Discusses current state of ovarian cancer care and highlighted the problem of lack of referral to proper physician.
10	The effect of ovarian imaging on the clinical interpretation of a multivariate index assay	Goodrich, et. al. AJOG	2014	N=1024	Using OVA1 in conjunction with Ultrasound findings reduces missing ovarian cancer to just 2% (ultrasound alone missed 23% of malignancies and CT scan missed 20%).
11	Clinical performance of a multivariate index assay for detecting early-stage ovarian cancer	Longoria et al. AJOG 2014	2014	N=1022

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

14	Validation of a second-generation multivariate index assay for malignancy risk of adnexal masses	Coleman, et. al. AJOG 2016	2016	N=493	When compared to MIA, MIA2G had improved specificity (69% vs. 54%) and PPV (40% vs. 31%) with no significant change in sensitivity and NPV.
15	Cost-effectiveness analysis of a multivariate index assay compared to modified American College of Obstetrics and Gynecologists criteria and CA125 in the triage of women with adnexal masses	Forde, et. al. CMRO, 2016	2016	N/A	MIA was cost effective, resulting in fewer reoperations and pretreatment CT Scans; overall resulting in an incremental cost-effectiveness ratio of $35,094 per quality-adjusted life-year gained.
16	The clinical utility of an elevated-risk multivariate index assay score in ovarian cancer patients	Eskander, et. al. CMRO	2016	N=122

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

17	Evaluation of a Validated Biomarker Test in Combination With a Symptom Index to Predict Ovarian Malignancy	Urban, et al. Int J Gynecol Cancer	2017	N=218	The combination of a symptom index and a multivariate panel had improved accuracy in predicting ovarian cancer for patients undergoing surgery for a pelvic mass.
18	Economic Impact of Increased Utilization of Multivariate Assay Testing to Guide the Treatment of Ovarian Cancer: Implications for Payers	Brodsky, et al. Am Health and Drug Benefits	2017	N=92,843

The results of the budget impact model support the use of OVA1 instead of CA125 by indicating that modest cost savings can be achieved, while reaping the clinical benefits of improved diagnostic accuracy, early disease detection, and reductions in multiple, and possibly unnecessary, referrals to gynecologic oncologists.

19	Combined symptom index and second-generation multivariate biomarker test for prediction of ovarian cancer in patients with a pelvic mass	Urban, et al. Gynecologic Oncology	2018	N=218	The combination of a symptom index and refined multivariate panel had improved accuracy in predicting ovarian cancer for patients undergoing surgery for a pelvic mass.
20	Adherence to a Practice Guideline Is Associated With Reduced Referral Time to Treating Physician (Gynecologic Oncologist)	Boac, et al., AJOG	2018	N=335

Patients whose workup adhered to the 4 NCCN-based categories were seen by the gynecologic oncologist in a significantly shorter time. This work identified several areas for improvement in the care of OVCA patients, including utilization of physician referrals and tumor markers.

21	Clinical performance comparison of two IVDMIA’s for pre-surgical assessment of ovarian cancer risk	Shulman, et. al. Advances in Therapy 2019	2019	N=993

ROMA misclassified 51/245 malignancies (including 10 high-grade ovarian malignancies) whereas MIA2G misclassified 22/245 (including 5 high-grade ovarian malignancies). In early-stage cancer, ROMA misclassified more often than MIA2G (20 vs. 8).

22	Performance of a Second-Generation Multivariate Index Assay and Ovarian Imaging in the Malignancy Assessment of Adnexal Masses	Fredericks et al. Journal of Surgical Oncology	2019	N=878	For evaluating ovarian tumors, combining imaging with a second-generation multivariate index assay results in higher sensitivity and negative predictive value over imaging alone.
23	Ethnic Disparity in Clinical Performance Between Multivariate Index Assay and CA125 in Detection of Ovarian Malignancy	Dunton, et al. Journal, Future Oncology	2019	N=274	Clinical performance of OVA1 was better than CA125 in African American women.
24	Ethnicity and tumor markers in ovarian neoplasms	Dunton, et al. Biomarkers in Cancer	2019	N=274	Clinical performance of OVA1 was better than ROMA in African American women.
25	Adnexal Mass Risk Assessment – A Multivariate Index Assay for Malignancy Risk Stratification	Zhang et al. Journal, Future Oncology	2019	N=2092

Initial OVA3/AMRA validation. AMRA is a multivariate serum test developed to assess the risk of a mass with indeterminate features, intended to separate out the relatively small number of malignancies from the benign masses for which a nonsurgical approach may be taken.

The Diagnostic Field

The economics of healthcare demand effective and efficient allocation of resources which can be accomplished through disease prevention, early detection of disease leading to early intervention, and diagnostic tools that can triage patients to more appropriate therapy and intervention. In December 2018, Allied Market Research, a market research and business consulting partnership, published a study which forecasts the global IVD market to reach $93.6 billion by 2025, growing at a compound annual growth rate of 4.8% from 2018 to 2025. We have chosen to concentrate our business focus in the areas of oncology and women’s health where we have established strong key opinion leaders, and provider and patient relationships. Demographic trends suggest that, as the population ages, the burden from gynecologic diseases, including cancers, will increase and the demand for quality diagnostic, prognostic and predictive tests will escalate. In addition, the areas of oncology and women’s health generally lack quality diagnostic tests and, therefore, we believe patient outcomes can be significantly improved by the development of novel diagnostic tests.

Ovarian Cancer

Background

Commonly known as the “silent killer,” ovarian cancer leads to nearly 14,000 deaths each year in the United States. As of early 2020, The American Cancer Society (“ACS”) estimated that nearly 22,000 new ovarian cancer cases will be diagnosed, with the majority of patients diagnosed in the late stages of the disease in which the cancer has spread beyond the ovary. Unfortunately, ovarian cancer patients in the late stages of the disease have a poor prognosis, which leads to high mortality rates. According to the National Cancer Institute, when ovarian cancer is diagnosed at its earliest stage, patients have up to a 92.4% 5-year survival rate following surgery and/or chemotherapy if detected in stage 1. However, many ovarian cancer patients are diagnosed after the tumor has spread outside the ovary. For ovarian cancer patients diagnosed in the late-stages of the disease, the 5-year survival rate falls to as low as 24.3%.

While the diagnosis of ovarian cancer in its earliest stages greatly increases the likelihood of long-term survival from the disease, another factor that predicts clinical outcomes from ovarian cancer is the specialized training of the surgeon who operates on the ovarian cancer patient. Numerous studies have demonstrated that treatment of malignant ovarian tumors by specialists such as gynecologic oncologists or at specialist medical centers improves outcomes for women with these tumors. Published guidelines from the Society of Gynecologic Oncology (“SGO”) and the ACOG recommend referral of women with malignant ovarian tumors to specialists. Unfortunately, we believe only about one-third of women with these types of tumors are operated on by specialists, in part because of inadequate diagnostics that can identify such malignancies with high sensitivity. Accordingly, there is a clinical need for a diagnostic test that can provide adequate predictive value to stratify patients with a pelvic mass into those with a high risk of invasive ovarian cancer versus those with a low risk of ovarian cancer, which is essential for improving overall survival in patients with ovarian cancer.

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

In November 2016, ACOG practice bulletin 174 (November 2016) states the following “The multivariate index assay has demonstrated higher sensitivity and negative predictive value for ovarian malignancy when compared with clinical impression and CA 125 alone.”[3]

The ovarian cancer information page on American Cancer Society’s website (cancer.org/cancer/ovarian-cancer/about/new-research.html) indicates that:

For women who have an ovarian tumor, a test called OVA1 can measure the levels of 5 proteins in the blood. The levels of these proteins, when looked at together, are used to determine whether a woman’s  tumor should be considered low risk or high risk. If the tumor is labeled ‘low risk’ based on this test, the woman is not likely to have cancer. If the tumor is considered ‘high risk,’ the woman is more likely to have a cancer, and should see a specialist (a gynecologic oncologist). This test is NOT a screening test and it is NOT a test to decide if you should have surgery or not− it is meant for women who have an ovarian tumor where surgery has been decided but have not yet been referred to a gynecologic oncologist. [4]

In 2019, two studies were released indicating superior clinical performance of OVA1 over CA125 and OVA1 over CA125, HE4 and Risk of Malignancy Algorithm (“ROMA”) in African American women. [5],[6]

[1] Greenlee RT, Kessel B, Williams CR, Riley TL, Ragard LR, Hartge P, Buys SS, Partridge EE, Reding DJ. Prevalence, incidence, and natural history of simple ovarian cysts among women >55 years old in a large cancer screening trial. Am J Obstet Gynecol. 2010 Apr; 202(4):373.e1-9.

[2] van Nagell JR Jr, DePriest PD, Ueland FR, DeSimone CP, Cooper AL, McDonald JM, Pavlik EJ, Kryscio RJ. Ovarian cancer screening with annual transvaginal sonography: findings of 25,000 women screened. Cancer. 2007 May 1;109(9):1887-96.

[3] The American College of Obstetrics and Gynecologists Practice Bulletin No. 174: Evaluation and Management of Adnexal Masses. Obstet &  Gynecol. 2016 Nov; 128(5):e210-e226.

[4] The American Cancer Society medical and editorial content team. “What’s New in Ovarian Cancer Research?” About Ovarian Cancer Ovarian, American Cancer Society, 11 Apr. 2018.

[5] Dunton  C,  Bullock RG, Fritsche H. Ethnic Disparity in Clinical Performance Between Multivariate Index Assay and CA125 in Detection of Ovarian Malignancy. Future Oncology.  2019 Aug.

[6] Dunton C, Bullock RG, Fritsche H. Multivariate Index Assay is Superior to CA125 and HE4 Testing in Detection of Ovarian Malignancy in African-American Women. Biomark Cancer. 2019 Jun.

Commercialization and Distribution

Starting in 2014, we offered OVA1 via ASPiRA LABS. In March 2015, we entered into a commercial agreement with Quest Diagnostics. Pursuant to this agreement, all OVA1 U.S. testing services for Quest Diagnostics customers were transferred to Vermillion’s wholly-owned subsidiary, ASPiRA LABS. Pursuant to this agreement as amended as of March 11,  2020, Quest Diagnostics has continued to provide blood draw and logistics support by transporting specimens to ASPiRA LABS for testing in exchange for a market value fee. Per the terms of the agreement, we may not offer to existing or future Quest Diagnostics customers any tests that Quest Diagnostics offers.

We have active international distribution agreements for Overa with Pro-Genetics LTD in Israel and MacroHealth, Inc. in the Philippines. The MacroHealth, Inc. agreement was our first agreement regarding decentralized technology transfer for Overa specimen testing.

We ultimately plan to commercialize OVA1, Overa, OVA1PLUS and ASPiRA GenetiX on a global level. We currently hold CE marks for OVA1 and Overa. In addition, each of OVA1 and Overa are already offered on our global testing platform, which allows both tests to be deployed worldwide.

Customers

In the United States, our clinical customer base can be segmented into three major groups: physicians, physician office laboratories and hospital laboratories. Both within and outside the United States, laboratories may become our customers, either directly with us through payer contracts or client bill arrangements or via decentralized technology transfer relationships established between us and authorized distributors.

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

In 2019, two studies identified a disparity in diagnosis for African American women and demonstrated that OVA1 has superior sensitivity for detection in this population over CA125 or ROMA.

Some of the new biomarkers currently under consideration for validation are (a) 15 serum proteins highly associated with ovarian cancer that were identified by mass spectrometry; (b) circulating methylated DNA fragments from cancer genes; and (c) micro-RNA profiles in serum.

Commercial Operations

We have a commercial infrastructure, including sales and marketing and reimbursement expertise. We also operate a national CLIA certified clinical laboratory, ASPiRA LABS. Our sales representatives work to identify opportunities for educating general gynecologists and gynecologic oncologists on the benefits of OVA1. In February 2015, Vermillion received ISO 13485:2003 certification for our quality management system from the British Standards Institution (BSI), one of the world's leading certification bodies. We currently hold CE marks for OVA1 and Overa.  We are targeting markets outside of the United States now that we have Overa cleared on the Roche cobas platform, which is available globally. We  currently have two decentralized technology transfer contracts with distributors outside the United States.

Approximately 12,898 OVA1 tests were performed in 2019 compared to 7,679 in 2018, with the increase being attributed to expanded commercial efforts. In 2019, we continued to increase sales through experienced Market Development Managers and Regional Account Managers. As awareness of our product continues to build, these managers are focused on efforts that will have a positive impact on regional payers and create positive coverage decisions.  They are working with local key opinion leaders and meeting with medical directors to discuss the clinical need, our technology assessment package and increasing experience and cases studies showing the positive outcomes utilizing OVA1, Overa and OVA1PLUS.

There are still obstacles to overcome and significant milestones ahead. First, the average gynecologist will only see about 2 to 4 patients per month who may need our test, and additional effort will be required to establish a consistent ordering pattern.  Second, despite gains in positive medical policy coverage and contract agreements, insurance coverage and patient bills remain a concern to the physician and can disrupt the ordering pattern of a generalist who is supportive of our products. We have instituted a “Patient Transparency Program” to assist with this process by proactively assessing insurance and educating patients on testing costs prior to testing being performed.

Revenue and Reimbursement

In the United States, revenue for diagnostic tests comes from several sources, including third-party payers such as insurance companies, government healthcare programs, such as Medicare and Medicaid, client bill accounts and patients. Novitas Solutions, a Medicare contractor, covers and reimburses for OVA1 tests performed in certain states, including Texas. Because OVA1 tests are exclusively performed at ASPiRA LABS in Texas, this local coverage determination from Novitas Solutions essentially provides national coverage for patients enrolled in Medicare as well as Medicare Advantage health plans. ASPiRA LABS also bills third-party commercial and other government payers as well as client bill accounts and patients for OVA1. Through December 31, 2019, Vermillion’s product and related services revenue has primarily been limited to revenue generated by sales of OVA1, with ASPiRA GenetiX beginning to generate revenue in the fourth quarter of 2019.

In the fourth quarter of 2019, we completed all outstanding service revenue contract commitments relating to our ASPiRA IVD subsidiary.

In December 2013, the CMS made its final determination and authorized Medicare contractors to set prices for Multianalyte Assays with Algorithmic Analyses (“MAAA”) test CPT codes when they determine it is payable. In late 2016, OVA1 was included on the list of clinical diagnostic laboratory test procedure codes as one for which the CMS would require reporting of private payer rates as part of the implementation of Protecting Access to Medicare Act of 2014 (“PAMA”). In November 2017, we announced that the CMS released the Final 2018 Clinical Lab Fee Schedule (“CLFS”), effective January 1, 2018. Under the new fee schedule, the price for OVA1(MIA) (code 81503) is $897. This is a four-fold increase over the previous CMS rate, and this new rate was based on the median of private payer payments submitted to CMS by companies, including ASPiRA Labs, as part of the market-based payment reform mandated through PAMA. The rate is scheduled to be in effect for a three-year term from January 2018 through December 2020. This rate is extended through 2021.

CMS also published a final price for Overa of $950, which was benchmarked to the only proteomic test currently on the CLFS that uses biomarkers and an algorithm to produce a prognostic score. The rate is scheduled to be in effect for a three-year term from January 2018 through December 2020. This rate is extended through 2021.

In January 2019, we announced that Cigna added OVA1®(MIA) to its national preferred coverage list.

In June 2019, we announced that both BlueCross BlueShield of Texas and BlueCross BlueShield of Arizona began offering preferred coverage for OVA1®(MIA).

We are reimbursed for ASPiRA GenetiX based on either contracted rates or out of network rates for covered testing under patient insurance plans.

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

Fujirebio Diagnostics sells Risk of Ovarian Malignancy Algorithm (“ROMA”). ROMA combines two tumor markers and menopausal status into a numerical score using a publicly available algorithm. This test has the same intended use and precautions as OVA1. ROMA is currently marketed as having utility limited to epithelial ovarian cancers, which accounts for 80% of ovarian malignancies. Based upon the results of studies done in 2013 and 2019, we believe that OVA1 has superior performance when compared to the Fujirebio Diagnostics test.

In addition, competitors such as Becton Dickinson and Abbott Laboratories have publicly disclosed that they have been or are currently working on ovarian cancer diagnostic assays. Academic institutions periodically report new findings in ovarian cancer diagnostics that may have commercial value.

We also compete in the development and commercialization of genetic testing for hereditary cancer and carrier screening for autosomal-recessive or X-linked conditions with companies in the United States and internationally. The testing services offered by competitive clinical laboratories, if performed in-house, may be easier to develop and market than our testing, which is performed by a third party.

Several companies such as Invitae Corporation, Myriad Genetics, Inc., Laboratory Corporation of America, Inc., Natera, Ambry Genetics, and Progenity, Inc. offer similar genetic testing for carrier screening and hereditary genetic testing. We believe that the technology offered by our testing is competitive with these companies and that our existing relationships with gynecologist offices enhance our ability to reach customers.

Intellectual Property Protection

Our intellectual property includes the federally registered trademarks for Vermillion, OVA1 Overa and OVA1PLUS as well as a pending trademark for ASPiRA GenetiX and a portfolio of owned, co-owned or licensed patents and patent applications. As of the date of the filing of this Annual Report on Form 10-K, our clinical diagnostics patent portfolio included 18 issued United States patents, 7 pending United States patent applications, and numerous pending patent applications and issued patents outside the United States. These patents and patent applications fall into 23 patent families and are directed to diagnostic technologies.

Manufacturing

We are the manufacturer of OVA1 and Overa. Components of OVA1 and Overa include purchased reagents for each of the component assays as well as the OvaCalc® software. Because we do not directly manufacture the component assays, we are required to maintain supply agreements with manufacturers of each of the assays. As part of our quality systems, reagent lots for these assays are tested to ensure they meet specifications required for inclusion in OVA1 and Overa. Only reagent lots determined by us as having met these specifications are permitted for use in OVA1 and Overa. OVA1PLUS is a service offering that combines OVA1 and Overa. Our principal supplier is Roche Diagnostics Corporation.

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

Employees

As of December 31, 2019, we had 52 full-time employees and 53 total employees. We also engage independent contractors from time to time.

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

We have incurred significant losses and negative cash flows from operations since inception and have an accumulated deficit of nearly $422 million as of the end of the period covered by this report. The Company also expects to incur a net loss and negative cash flows from operations in 2020. Given these conditions, there is substantial doubt about the Company’s ability to continue as a going concern and our independent registered public accounting firm’s report on our financial statements for the year ended December 31, 2019 includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern given our recurring net losses and negative cash flows from operations.

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

We have experienced significant operating losses each year since our inception and we expect to incur a net loss for fiscal year 2020. Our losses have resulted principally from costs incurred in cost of revenue, sales and marketing, general and administrative costs and research and development. The number of OVA1 tests performed in 2017, 2018 and 2019 was 8,575, 7,679 and 12,898, respectively. If we are unable to increase the volume of OVA1 sales, our business, results of operations and financial condition will be adversely affected.

Failures by third-party payers to reimburse OVA1, Overa, OVA1PLUS, or ASPiRA GenetiX or changes or variances in reimbursement rates could materially and adversely affect our business, financial condition and results of operations.

We are responsible for obtaining payment from third-party payers. Accordingly, our future revenues will be dependent upon third-party reimbursement payments to ASPiRA LABS. Insurance coverage and reimbursement rates for diagnostic tests are uncertain, subject to change and particularly volatile during the early stages of commercialization. There remain questions as to what extent third-party payers, like Medicare, Medicaid and private insurance companies will provide coverage for OVA1, Overa, OVA1PLUS and ASPiRA GenetiX and for which indications. While CMS has issued PAMA reimbursement rates for OVA1 and Overa effective January 1, 2018, there is no guarantee that CMS will continue to cover the OVA1 test or that the payment rate will be comparable to the PAMA rate. Such uncertainty could create payment uncertainty from other payers as well. The reimbursement rates for OVA1, Overa, OVA1PLUS and ASPiRA GenetiX are largely out of our control. We have experienced volatility in the coverage and reimbursement of OVA1 and Overa due to contract negotiation with third-party payers and implementation requirements and the reimbursement amounts we have received from third-party payers varies from payer to payer, and, in some cases, the variation is material.

Third-party payers, including private insurance companies as well as government payers such as Medicare and Medicaid, have increased their efforts to control the cost, utilization and delivery of healthcare services. These measures have resulted in reduced payment rates and decreased utilization of diagnostic tests such as OVA1 and Overa. From time to time, Congress has considered and implemented changes to the Medicare fee schedules in conjunction with budgetary legislation, and pricing for tests covered by Medicare is subject to change at any time. Reductions in third-party payer reimbursement rates may occur in the future. Reductions in the price at which OVA1 and Overa is reimbursed could have a material adverse effect on our business, results of operations and financial condition. If we are unable to establish and maintain broad coverage and reimbursement for OVA1, Overa, OVA1PLUS or ASPiRA GenetiX or if third-party payers change their coverage or reimbursement policies with respect to OVA1, Overa, OVA1PLUS or ASPiRA GenetiX, our business, financial condition and results of operations could be materially adversely affected.

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

On August 2, 2019, we received a deficiency letter from the Listing Qualifications Department of The Nasdaq Stock Market stating that, for the preceding 30 consecutive business days, the closing bid price for Vermillion common stock was below the minimum $1.00 per share requirement for continued inclusion on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2). On January 30,  2020, Vermillion was granted an additional 180-calendar day compliance period, or until July 27, 2020, to regain compliance with the minimum bid price requirement. There is no assurance that we will be able to regain compliance by the July 27, 2020 extended deadline, and there is no assurance that we will otherwise maintain compliance with this or any of the other Nasdaq continued listing requirements.

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

Our success depends on our ability to continue to develop and commercialize diagnostic products. There is considerable risk in developing diagnostic products based on our biomarker discovery efforts, as candidate biomarkers may fail to validate results in larger clinical studies or may not achieve acceptable levels of clinical accuracy. For example, markers being evaluated for one or more next-generation diagnostic tests may not be validated in downstream pre-clinical or clinical studies, once we undertake and perform such studies. In addition, development of products combining biomarkers with imaging, patient risk factors or other risk indicators carry higher than average risks due to technical, clinical and regulatory uncertainties. While we have published proof of concept on combining OVA1 and imaging, for example, our ability to develop, verify and validate an algorithm that generalizes to routine testing populations cannot be guaranteed. Also, outcomes of prospective and retrospective trials, for OVAnex which are essential for clinical validation, are uncertain. In addition, our efforts to develop other diagnostic tests, such as Endocheck,  are in the discovery phase, and future pre-clinical or clinical studies may not support our early data. If successful, the regulatory pathway and clearance/approval process may require extensive discussion with applicable authorities and possibly medical panels or other oversight mechanisms. These pose considerable risk in projecting launch dates, requirements for clinical evidence and eventual pricing and return on investment. Although we are engaging important stakeholders representing gynecologic oncology, benign gynecology, patient advocacy, women’s health research, reimbursement and others, success, timelines and value will be uncertain and require active management at all stages of innovation and development.

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

If we do succeed in developing additional diagnostic tests with acceptable performance characteristics, we may not succeed in achieving commercial market acceptance for those tests. Our ability to successfully commercialize diagnostic products, including OVA1, Overa, OVA1PLUS and/or ASPiRA GenetiX will depend on many factors, including:

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

These factors present obstacles to commercial acceptance of our existing and potential diagnostic products, for which we will have to spend substantial time and financial resources to overcome, and there is no guarantee that we will be successful in doing so. Our inability to do so successfully would prevent us from generating revenue from OVA1, Overa, OVA1PLUS and ASPiRA GenetiX and developing future diagnostic products.

The diagnostics market is competitive, and we may not be able to compete successfully, which would adversely impact our ability to generate revenue.

Our principal competition currently comes from the many clinical options available to medical personnel involved in clinical decision making. For example, rather than ordering an OVA1, Overa or OVA1PLUS test for a woman with an adnexal mass, obstetricians, gynecologists, and gynecologic oncologists may choose a different clinical option or none at all. If we are not able to convince clinicians that OVA1, Overa and OVA1PLUS provide significant improvement over current clinical practices, our ability to commercialize OVA1, Overa and OVA1PLUS will be adversely affected. Additionally, in September 2011, Fujirebio Diagnostics received FDA clearance for its ROMA test. ROMA combines two tumor markers and menopausal status into a numerical score using a publicly available algorithm. This test has the same intended use and precautions as OVA1, and our revenues could be materially and adversely affected if the ROMA test is successful. In addition, competitors, such as Becton Dickinson, ArrayIt Corporation, Abbott Laboratories and others have publicly disclosed that they have been or are currently working on ovarian cancer diagnostic assays. Academic institutions periodically report new findings in ovarian cancer diagnostics that may have commercial value. Our failure to compete with any competitive diagnostic assay if and when commercialized could adversely affect our business, financial condition and results of operations.

We have priced OVA1, Overa and OVA1PLUS at a point that recognizes the value-added by its increased sensitivity for detecting ovarian malignancy. If others develop a test that is viewed to be similar to OVA1, Overa or OVA1PLUS in efficacy but is priced at a lower point, we and/or our strategic partners may have to lower the price of OVA1, Overa or OVA1PLUS in order to effectively compete, which would impact our margins and potential for profitability.

Our diagnostic tests are subject to ongoing regulation by the FDA and any delay by or failure of the FDA to approve our diagnostic tests submitted to the FDA may adversely affect our business, results of operations and financial condition.

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

If we or our suppliers fail to comply with FDA requirements for production, marketing and post-market monitoring of our products, we may not be able to market our products and services and may be subject to stringent penalties, product restrictions or recall.

Failure to comply with FDA requirements for post-market monitoring of our products may affect the commercialization of our products, therefore adversely affecting our business. The FDA cleared Overa in March 2016 and OVA1 in September 2009. In connection with the clearance of OVA1 we agreed to conduct certain post-market surveillance studies to further analyze performance of OVA1. While the OVA1 post-market study has been completed and closed with the FDA, Overa’s post-market surveillance requirement is completed but still in the final steps for closure with the FDA. Failure to comply with our post-marketing study requirements may lead to enforcement actions by the FDA, including seizure of our product, injunction, prosecution and/or civil money penalties, which may harm our business, results of operations and financial condition.

Additionally, the commercialization of our products could be delayed, halted or prevented by applicable FDA regulations. If the FDA were to view any of our actions as non-compliant, it could initiate enforcement actions, such as a warning letter and possible imposition of penalties. For instance, we are subject to a number of FDA requirements, including compliance with the FDA’s Quality System Regulations “QSR” requirements, which establish extensive requirements for quality assurance and control as well as manufacturing procedures. Failure to comply with these regulations could result in enforcement actions for us or our potential suppliers. Adverse FDA actions in any of these areas could significantly increase our expenses and reduce our revenue. We will need to undertake steps to maintain our operations in line with the FDA’s QSR requirements. Some components of OVA1 and Overa are manufactured by other companies and we are required to ensure that, to the extent that we incorporate those components into our finished OVA1and Overa (or OVA1PLUS, which is a reflex testing service in which both OVA1 and Overa are used), we use those components in compliance with QSR. Any failure to do so would have an adverse effect on our ability to commercialize OVA1, Overa or OVA1PLUS. Our suppliers’ manufacturing facilities, since they manufacture finished kits that we use in OVA1, Overa and OVA1PLUS, are subject to periodic regulatory inspections by the FDA and other federal and state regulatory agencies. Our facility also is subject to FDA inspection. We or our suppliers may not satisfy such regulatory requirements, and any such failure to do so may adversely affect our business, financial condition and results of operations.

If our suppliers fail to produce acceptable or sufficient stock, make changes to the design or labeling of their biomarker kits or discontinue production of existing biomarker kits or instrument platforms, we may be unable to meet market demand for OVA1 and Overa.

The commercialization of our OVA1, Overa and OVA1PLUS tests depend on the supply of seven different immunoassay kits from third-party manufacturers that run on automated instruments. Failure by any of these manufacturers to produce kits that pass our quality control measures might lead to back-order and/or loss of revenue due to missed sales and customer dissatisfaction. In addition, if the design or labeling of any kit were to change, continued OVA1, Overa or OVA1PLUS supply could be threatened since new validation and submission to the FDA for 510(k) clearance could be required as a condition of sale. Discontinuation of any of these kits could require identification, validation and 510(k) submission on a revised OVA1, Overa or OVA1PLUS design. Likewise, discontinuation or failure to support or service the instruments may pose risk to ongoing operations.

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

In 2018 and 2019, virtually all of our product revenue was generated in the United States. If we are able to successfully commercialize our products outside the United States, there are risks inherent in conducting business internationally, including the following:

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

Our operations, as well as those of the collaborators on which we depend, are vulnerable to damage or interruption from fire; natural disasters, including earthquakes, computer viruses, human error, power shortages, telecommunication failures, international acts of terror, epidemics or pandemics such as COVID-19,  and other similar events. Although we have certain business continuity plans in place, we have not established a formal comprehensive disaster recovery plan, and our back-up operations and business interruption insurance may not be adequate to compensate us for losses we may suffer. A significant business interruption could result in losses or damages incurred by us and require us to cease or curtail our operations.

 Changes in healthcare policy could increase our costs and adversely impact sales of and reimbursement for our tests, which would have an adverse effect on our business, financial condition and results of operations.

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (collectively, the “PPACA”) halted certain reductions in payment mandated by the PPACA as well as certain CMS policies and has instead established a market-based reimbursement system for clinical laboratories beginning in 2018 after requiring reporting of certain private payer reimbursement data by laboratories. CMS also issued various regulations and guidance generally effective in 2014 that limited reimbursement for clinical laboratory tests as a general matter, but permitted the continued ability for CMS to pay for Multianalyte Assays with Algorithmic Analyses in certain circumstances. In addition to these changes, a number of states are also contemplating significant reform of their healthcare policies. We cannot predict whether future healthcare initiatives will be implemented at the federal or state level, or the effect any future legislation or regulation will have on us. Other changes to healthcare laws may adversely affect our business, financial condition and results of operations.

The current presidential administration and U.S. Congress has made efforts to delay, modify or repeal certain provisions of the Affordable Care Act. In December 2017, the House and Senate passed a new tax bill effective January 1, 2019 that ended the individual mandate, a tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage. The passage of this bill resulted in increased premiums and resulted in fewer covered individuals. Over time, this and other changes could have an impact on coverage and reimbursement for healthcare items and services covered by plans that were authorized by the Affordable Care Act. In addition, other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted that reduced payments to Medicare providers. The ultimate implementation of any healthcare reform legislation and any new laws and regulations, and its impact on us, is impossible to predict. Any significant reforms made to the healthcare system in the United States, or in other jurisdictions, may have an adverse effect on our business, financial condition and results of operations.

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

 ASPiRA LABS holds a CLIA Certificate of Accreditation and a state laboratory license in California, Florida, Maryland, New York, Pennsylvania and Rhode Island. This allows the lab to perform OVA1, Overa and OVA1PLUS testing on a national basis. We are subject to periodic surveys and inspections to maintain our CLIA certification, and such certification is also required to obtain payment from Medicare, Medicaid and certain other third-party payers. Failure to comply with CLIA or state law requirements may result in the imposition of corrective action or the suspension or revocation of our CLIA certification or state licenses. If our CLIA certification or state licenses are suspended or revoked or our right to bill the Medicare and Medicaid programs or other third-party payers is suspended, we would no longer be able to sell our tests, which would adversely affect our business, financial condition and results of operations.

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

In the future, we plan to develop and perform LDTs at ASPiRA LABS, and future regulation of LDTs may adversely affect commercialization of our diagnostic tests, which would negatively affect our results of operations and financial condition.

 We intend to develop and perform LDTs at ASPiRA LABS in the future. The FDA has historically exercised enforcement discretion and not required approvals or clearances for LDTs. Instead, CMS oversees clinical laboratory operations through the Clinical Laboratory Improvement Amendments (“CLIA”) program.

Legislative proposals addressing the FDA’s oversight of LDTs have been previously introduced, and we expect that new legislative proposals will be introduced from time to time. The likelihood that Congress will pass such legislation and the extent to which such legislation may affect the FDA’s plans to regulate LDTs as medical devices is difficult to predict. In January 13, 2017, the FDA released a Discussion Paper on LDTs and, in October 2017, the FDA released a draft guidance document outlining the FDA’s proposal to actively regulate LDTs. The 2017 Discussion Paper makes recommendations on what the agency would like to see better-controlled. However, it does not have the force of law, and it is not a guidance document.

In December 2018, Congress released a draft of the Verifying Accurate, Leading-edge IVCT Development (“VALID”) Act, which incorporates FDA ideas for diagnostics regulation. This bill proposes a regulatory framework for IVDs and LDTs and would require premarket approval for in vitro clinical tests. If VALID is passed, we may fail to gain approval for some or all of our LDTs.

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

The operation of ASPiRA LABS depends on the effectiveness and availability of our information systems, including the information systems we use to provide services to our customers and to store employee data, and failures of these systems, including in connection with cyber-attacks, may materially limit our operations or have an adverse effect on our reputation.

The information systems we use for our ASPiRA LABS business are comprised of systems we have purchased or developed, our legacy information systems and, increasingly, web-enabled and other integrated information systems. In using these information systems, we may rely on third-party vendors to provide hosting services, where our infrastructure is dependent upon the reliability of their underlying platforms, facilities and communications systems. We also plan to utilize integrated information systems that we provide customers access to or install for our customers in conjunction with our delivery of services. The addition of our decentralized technology transfer business may also be affected by these information systems.

As the breadth and complexity of ASPiRA LABS’ information system grows, we will increasingly be exposed to the risks inherent in maintaining the stability of our legacy systems due to prior customization, attrition of employees or vendors involved in their development, and obsolescence of the underlying technology as well as risks from the increasing number and scope of external data breaches on companies generally. Because certain customers and clinical trials may be dependent upon these legacy systems, we will also face an increased level of embedded risk in maintaining the legacy systems and limited options to mitigate such risk. We are also exposed to risks associated with the availability of all of our information systems, including:

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

The materialization of any of these risks may impede the processing of data, the delivery of databases and services, and the day-to-day management of our ASPiRA LABS business and could result in the corruption, loss or unauthorized disclosure of proprietary, confidential or other data. While we have disaster recovery plans in place in line with applicable regulations and industry standards, they might not adequately protect us in the event of a system failure. Despite any precautions we take, damage from fire, floods, hurricanes, the outbreak or escalation of war, acts of terrorism, power loss, telecommunications failures, computer viruses, break-ins and similar events at our various computer facilities or those of our third-party vendors could result in interruptions in the flow of data to us and from us to our customers. Corruption or loss of data may result in the need to repeat a trial at no cost to the customer, but at significant cost to us, the termination of a contract or damage to our reputation. As our business continues its efforts to expand globally, these types of risks may be further increased by instability in the geopolitical climate of certain regions, underdeveloped and less stable utilities and communications infrastructure, and other local and regional factors. Additionally, significant delays in system enhancements or inadequate performance of new or upgraded systems could damage our reputation and harm our business. Although we carry property and business interruption insurance which we believe is customary for our industry, our coverage might not be adequate to compensate us for all losses that may occur.

Unauthorized disclosure of sensitive or confidential data, whether through systems failure or employee or distributor negligence, cyber-attacks, fraud or misappropriation, could damage our reputation and cause us to lose customers and, to the extent any such unauthorized disclosure compromises the privacy and security of individually identifiable health information, could also cause us to face sanctions and fines under the Federal Health Insurance Portability and Accountability Act of 1996 as amended by the Health Information Technology for Economic and Clinical Health Act of 2009. Similarly, we have been and expect that we will continue to be subject to attempts to gain unauthorized access to or through our information systems or those we internally or externally develop for our customers, including a cyber-attack by computer programmers and hackers who may develop and deploy viruses, worms or other malicious software programs, process breakdowns, denial-of-service attacks, malicious social engineering or other malicious activities, or any combination of the foregoing. These concerns about security are increased when information is transmitted over the Internet. Threats include cyber-attacks such as computer viruses, worms or other destructive or disruptive software, and any of these could result in a degradation or disruption of our services or damage to our properties, equipment and data. They could also compromise data security. If such attacks are not detected immediately, their effect could be compounded. These same risks also apply to ASPiRA LABS. Successful attacks could result in negative publicity, significant remediation and recovery costs, legal liability and damage to our reputation and could have an adverse effect on our business, financial condition and results of operations.

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

According to information provided on Schedules 13D and 13G, as amended, filed as recently as February 14, 2020, five persons, in aggregate, beneficially owned approximately 62 million shares of our common stock, including the right to acquire approximately 3 million shares under warrant or option agreements. The shares of common stock currently held by these individuals, excluding the right to acquire those shares under warrant or option agreements, represent 61% of our outstanding shares of common stock. Under a May 2013 stockholders agreement, two of these persons have certain rights to designate a director to be nominated by us to serve on the Board of Directors. As a result, these stockholders will be able to affect the outcome of, or exert significant influence over, all matters requiring stockholder approval, including the election and removal of directors and any change in control. In particular, this concentration of ownership of our common stock could have the effect of delaying or preventing a change in control of us or otherwise discouraging or preventing a potential acquirer from attempting to obtain control of us. This, in turn, could have a negative effect on the market price of our common stock. It could also prevent our stockholders from realizing a premium over the market prices for their shares of common stock. Moreover, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders. The concentration of ownership also contributes to the low trading volume and volatility of our common stock.

Our stock price has been, and may continue to be, highly volatile.

The trading price of our common stock has been highly volatile and could continue to be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:

•	failure to significantly increase revenue and volumes of OVA1, Overa, OVA1PLUS or ASPiRA GenetiX;
•	actual or anticipated period-to-period fluctuations in financial results;
•	failure to achieve, or changes in, financial estimates by securities analysts;
•	announcements or introductions of new products or services or technological innovations by us or our competitors;
•	publicity regarding actual or potential discoveries of biomarkers by others;
•	comments or opinions by securities analysts or stockholders;
•	conditions or trends in the pharmaceutical, biotechnology or life science industries;
•	announcements by us of significant acquisitions and divestitures, strategic partnerships, joint ventures or capital commitments;
•	developments regarding our patents or other intellectual property or that of our competitors;
•	litigation or threat of litigation;
•	additions or departures of key personnel;
•	limited daily trading volume;
•	our ability to continue as a going concern;
•	economic and other external factors, disasters or crises; and
•	our announcement of additional fundraisings.

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

As of December 31, 2019, we had 97,286,157 shares of our common stock outstanding and 10,955,683 shares of our common stock reserved for future issuance to employees, directors and consultants pursuant to our employee stock plans, which excludes 6,612,878 shares of our common stock that were subject to outstanding options. We also have warrants outstanding to purchase 2,810,338 shares of Vermillion common stock that were sold in conjunction with a  private placement, which took place in February 2017.

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

Location	Approximate Square Feet	Primary Functions	Lease Expiration Date
Austin, Texas	4,218 sq. ft.	ASPiRA LABS facility, research and development, clinical and regulatory and administrative offices	January 31, 2021
Trumbull, Connecticut	10,681 sq. ft.	Administrative offices	June 7, 2021

ITEM 3.          LEGAL PROCEEDINGS

From time to time, we are involved in legal proceedings and regulatory proceedings arising out of our operations. We establish reserves for specific liabilities in connection with legal actions that we deem to be probable and estimable. As of the date of the filing of this Form 10-K, we  are not a party to any proceeding, the adverse outcome of which would have a material adverse effect on our financial position or results of operations.

ITEM 4.           MINE SAFETY DISCLOSURES

              Not applicable.

PART II

ITEM 5.           MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on The NASDAQ Capital Market under the symbol “VRML.”

On April 2,  2020, there were 97 registered holders of record of our common stock. The closing price of our common stock on April 3, 2020 was $0.78.

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

Equity Compensation Plan Information

We currently maintain two equity-based compensation plans that were approved by our stockholders. The plans are the Amended and Restated 2010 Stock Incentive Plan, as amended (the “2010 Plan”) and the Vermillion, Inc. 2019 Stock Incentive Plan (the “2019 Plan”).

2010 Plan.    The authority of Vermillion’s Board of Directors to grant new stock options and awards under the 2010 Plan terminated in 2019. The Board of Directors continued to administer the 2010 Plan with respect to the stock options that remained outstanding under the 2010 Plan. At December 31, 2019, options to purchase 6,405,878 shares of common stock remained outstanding under the 2010 Plan.

2019 Plan.  The 2019 Plan is administered by the Compensation Committee of Vermillion’s Board of Directors. Our employees, directors, and consultants are eligible to receive awards under the 2019 Plan. The 2019 Plan permits the granting of a variety of awards, including stock options, share appreciation rights, restricted shares, restricted share units, unrestricted shares, deferred share units, performance and cash-settled awards, and dividend equivalent rights. We are authorized to issue up to 10,492,283 shares of Vermillion’s common stock under the 2019 Plan. At December 31, 2019, options to purchase 207,000 shares of common stock remained outstanding under the 2019 Plan.

The number of shares of Vermillion’s common stock to be issued upon exercise of outstanding stock options, the weighted-average exercise price of outstanding stock options and the number of shares available for future stock option grants and stock awards under the 2019 Plan as of December 31, 2019, were as follows:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in First Column)
Equity compensation plans approved by security holders	6,612,878	$1.40	10,955,683
Equity compensation plans not approved by security holders	-	-	-
Total	6,612,878		10,955,683

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

In 2020, we  plan to continue commercializing our new generation of technology and begin commercializing our decentralized technology transfer service platform. We also intend to raise public awareness regarding the diagnostic superiority of OVA1 as compared to cancer antigen (“CA125”) for African American women with adnexal masses.

In the fourth quarter of 2018, we launched our new generation of technology, OVA1PLUS. OVA1PLUS is designed to improve accuracy and reduce false positive diagnoses by over 30% by leveraging the strengths of OVA1’s sensitivity and Overa’s specificity. OVA1PLUS will also be available through a decentralized platform structure enabling hospital networks and super groups to run the test in their labs.

We are focused on commercializing OVA1, Overa, OVA1PLUS and ASPiRA GenetiX both inside and outside the U.S. In 2018 and early 2019, we established medical and advisory support and a Key Opinion Leader Network aligned with our territories in the U.S. In addition, we added to our direct sales force and we put OVA1 on a global testing platform (like we had done with Overa), which allows tests to be deployed internationally as well as run locally in the United States at major customer sites. In 2020, we plan to more fully commercialize OVA1 and Overa by utilizing select laboratories for distribution, managed care coverage in select markets, our sales force and our existing customer base. We also plan to develop an LDT product series of diagnostic algorithms that will include not only biomarkers, but also clinical risk factors, other diagnostics and patient history data in order to boost predictive value. The first diagnostic algorithm LDT, which we refer to internally as OVAnex, and formerly referred to as Diagnostic Algorithm #1 and Watch and Wait, focuses on monitoring women with pelvic masses. We expect OVAnex to be available for commercial use in 2021. The second diagnostic algorithm LDT, Endocheck, formerly known as Diagnostic Algorithm #2, will focus on endometriosis. We also plan to expand our portfolio of products to include OVAinherit, which is the basis for a high-risk screening test for those patients who are genetically predisposed to ovarian cancer. This algorithm will include genetics, proteins and other modalities to assess the risk. All of our products are focused on gynecologic diseases that cannot be assessed through a traditional biopsy.

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

We recognize product revenue in accordance with the provisions of ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), all revenue is recognized upon completion of the OVA1, Overa or OVA1PLUS test based on estimates of amounts that will ultimately be realized. In determining the amount to accrue for a delivered test result, we consider factors such as historical payment history and amount, payer coverage, whether there is a reimbursement contract between the payer and us, and any current developments or changes that could impact reimbursement. These estimates require significant judgment by management. We also review our patient account population and determine an appropriate distribution of patient accounts by payer (i.e., Medicare, patient pay, other third-party payer, etc.) into portfolios with similar collection experience. When evaluated for collectability, this results in a materially consistent revenue amount for such portfolios as if each patient account were evaluated on an individual contract basis.

Under the modified retrospective implementation method of ASC 606, we recorded a one-time cumulative effect adjustment at January 1, 2018 to reflect the aggregate effect of all OVA1 and Overa tests performed prior to January 1, 2018 as if revenue had been recognized under ASC 606. The cumulative effect adjustment was recorded increasing the opening balance of Accounts Receivable by $500,000 in the condensed consolidated balance sheets with an offsetting reduction to Accumulated Deficit.

Stock-Based Compensation

We record the fair value of non-cash stock-based compensation costs for stock options and stock purchase rights related to the 2010 and 2019 Plans. We estimate the fair value of stock options using a Black-Scholes option valuation model. This model requires the input of subjective assumptions including expected stock price volatility, expected life and estimated forfeitures of each award. We use the straight-line method to amortize the fair value over the vesting period of the award. These assumptions consist of estimates of future market conditions, which are inherently uncertain, and therefore are subject to management's judgment.

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

Liquidity

As discussed in Note 7, on April 17, 2018, the Company completed two public offerings, pursuant to which certain investors purchased Vermillion common stock and Vermillion Series B convertible preferred stock for net proceeds of approximately $13,488,000 after deducting offering expenses.

As discussed in Note 7, on June 28, 2019, the Company completed a public offering, pursuant to which certain investors purchased Vermillion common stock for net proceeds of approximately $13,521,000 after deducting underwriting discounts, commissions and other expenses related to the offering. On July 2, 2019, William Blair & Company, L.L.C., the sole underwriter of the Offering, exercised its option to purchase additional shares of Vermillion common stock for net proceeds of approximately $2,092,000, after deducting underwriting discounts, commissions and other expenses related to the offering.

We have incurred significant net losses and negative cash flows from operations since inception, and as a result have an accumulated deficit of approximately $422,161,000 at December 31, 2019.  We expect to incur a net loss in 2020 as well. In order to continue our operations as currently planned through 2020 and beyond, we will need to raise additional capital. Given the above conditions, there is substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements have been prepared on a going concern basis and do not include any adjustments that might result from these uncertainties.

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

The foregoing rights terminate for a primary investor when that investor ceases to beneficially own less than 50% of the shares and warrants (taking into account shares issued upon exercise of the warrants), in the aggregate, that were purchased at the closing of the 2013 private placement.

Recent Accounting Pronouncements

The information set forth in Note 2 to our consolidated financial statements contained in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K is hereby incorporated herein by reference.

Recent Developments

In January 2019, we announced that Cigna added OVA1®(MIA) to its national preferred coverage list.

In the first quarter of 2019, we began the development stage of our third-generation technology and first diagnostic algorithm LDT, internally known as OVAnex, and formerly referred to as Diagnostic Algorithm #1 and Watch and Wait. The new test will have strong sensitivity and specificity as well as a negative predictive value of greater than 99%, which will allow physicians to serially monitor women with a mass to delay or avoid unnecessary surgery. Tackling serial monitoring, which involves testing each patient two to four times a year, presents a new and potentially large market opportunity for us. The test will be initially launched as a serial monitoring LDT only, but the 2020 prospective monitoring study will be designed to enable us to submit for FDA clearance if we choose to do so. We anticipate conducting further population-based studies and, if all goes well with the 2020 prospective monitoring study, a 2021 product launch.

In June 2019, we announced that both BlueCross BlueShield of Texas and BlueCross BlueShield of Arizona began offering preferred coverage for OVA1®(MIA).

In June 2019, we launched ASPiRA GenetiX, which is genetic testing for specific women’s health diseases, with a core focus on ovarian cancer. Our initial launch is an offering to detect hereditary breast and ovarian cancer syndrome (“HBOC”) and Carrier screening, genetic screening for carriers of disease. Women who test positive for HBOC variants have a significantly elevated risk of developing ovarian cancer. ASPiRA GenetiX complements OVA1PLUS and is sold at the same call point as OVA1PLUS. In time, ASPiRA GenetiX testing results could be reported in a combined report with OVA1PLUS.

On August 2, 2019, the Company received a deficiency letter from the Listing Qualifications Department of the Nasdaq Stock Market notifying the Company that, for the preceding 30 consecutive business days, the closing bid price for the Company’s common stock was below the minimum $1.00 per share requirement for continued inclusion on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2). On January 30,  2020, Vermillion was granted an additional 180-calendar day compliance period, or until July 27, 2020, to regain compliance with the minimum bid price requirement. There is no assurance that we will be able to regain compliance by the July 27, 2020 extended deadline, and there is no assurance that we will otherwise maintain compliance with this or any of the other Nasdaq continued listing requirements.

In the fourth quarter of 2019, we completed all outstanding service revenue contract commitments relating to our ASPiRA IVD subsidiary. The Company is no longer pursuing IVD contracts and has fulfilled all contractual obligations under previous contracts. All direct employees and contract labor have been terminated.

During 2019, we made considerable advancements in our state Medicaid coverage. We have added a total of nine state Medicaid plans to our list of plans with positive coverage.

In December 2019, we initiated a study with Einstein Medical Center to review the disparity in ovarian cancer detection in African-American women, as well as other ethnicities.

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China. The novel coronavirus has since spread to over 100 countries, including every state in the United States. On March 11, 2020, the World Health Organization declared COVID-19, the disease caused by the novel coronavirus, a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to the coronavirus outbreak. This outbreak has severely impacted global economic activity, and many countries and many states in the United States have reacted to the outbreak by instituting quarantines, mandating business and school closures and restricting travel. In addition, many conventions and industry conferences have been canceled. As of the date of the filing of this annual report on Form 10-K, we expect the COVID-19 pandemic and actions taken to contain it to decrease our travel and convention-related expenses for 2020. We are taking several measures to minimize the impact of the current closures and quarantines. Our salespeople are experiencing limitations on their ability to physically visit physician offices. We are evaluating other means of coverage such as virtual sales rep meetings and leveraging social media. We believe any significant disruption, when and if experienced, could be temporary; however, there is uncertainty around when disruption might occur, the duration and potential impact. As a result, we are unable to estimate the potential impact on our operations or cash flows as of the date of this filing.

Results of Operations – Year Ended December 31, 2019 as compared to Year Ended December 31, 2018

The Company’s selected summary financial and operating data for the years ended December 31, 2019 and 2018 were as follows:

	Year Ended December 31,		Increase (Decrease)
(dollars in thousands)	2019	2018	Amount	%
Revenue:
Product	$4,404	$2,772	$1,632	59
Genetics	22	-	22	-
Service	112	281	(169)	(60)
Total revenue	4,538	3,053	1,485	49
Cost of revenue:
Product	2,378	2,044	334	16
Genetics	295	-	295	-
Service	670	1,098	(428)	(39)
Total cost of revenue	3,343	3,142	201	6
Gross profit / (loss)	1,195	(89)	1,284	(1,443)
Operating expenses:
Research and development	1,018	550	468	85
Sales and marketing	9,645	5,642	4,003	71
General and administrative	5,810	5,052	758	15
Total operating expenses	16,473	11,244	5,229	47
Loss from operations	(15,278)	(11,333)	(3,945)	35
Interest (expense) / income, net	59	(22)	81	(368)
Other (expense) / income, net	(18)	(16)	(2)	13
Net loss	$(15,237)	$(11,371)	$(3,866)	34

Product Revenue.  Product revenue was approximately $4,404,000 for the year ended December 31, 2019 compared to $2,772,000 for the same period in 2018.  Revenue for ASPiRA LABS’  OVA1 is being recognized when the OVA1 test is being performed based on estimates of what we expect to ultimately realize. The 59% product revenue increase is due to an increase in tests performed compared to the prior year, as well as approximately $56,000 in upward adjustments to estimates to recognize revenue for services provided in a prior period.

The number of OVA1 tests performed increased 68% to 12,898 OVA1 tests during the year ended December 31, 2019 compared to 7,679 OVA1 tests for the prior year. The volume increase was primarily due to our commercialization investment.

Genetics Revenue.  Genetics revenue was $22,000 for the year ended December 31, 2019. There was no genetics revenue in 2018 as ASPiRA GenetiX was launched in the second quarter of 2019. We expect genetics revenue to increase as genetics will be offered for a full year in 2020. Revenue for genetics is being recognized when the ASPiRA GenetiX test is being performed based on estimates of what we expect to ultimately realize.

Service Revenue.  Service revenue was $112,000 for the year ended December 31, 2019 compared to $281,000 for the same period in 2018, a decrease of $169,000, or 60%. Service revenue decreased due to a wind up of our IVD services. We do not expect any additional service revenue in 2020. Revenue for ASPiRA IVD was recognized once certain revenue recognition criteria had been met (see Note 1 to the financial statements included in Part II, Item VIII of this Form 10-K).

Cost of Revenue - Product. Cost of product revenue was $2,378,000 for the year ended December 31, 2019 compared to $2,044,000 for the same period in 2018, representing an increase of $334,000, or 16%, due primarily to increased lab supply and shipping costs due to the increase in tests performed compared to the prior year.

Cost of Revenue - Genetics. Cost of product revenue, which consisted primarily of personnel costs and consulting expense after the launch of ASPiRA GenetiX, was $295,000 for the year ended December 31, 2019. There were no costs of revenue associated with genetics in 2018 as the product was launched in 2019.

Cost of Revenue - Service.  Cost of service revenue was $670,000 for the year ended December 31, 2019 compared to $1,098,000 for the same period in 2018. The 39% decrease was due to the wind up of our ASPiRA IVD subsidiary.

Research and Development Expenses.  Research and development expenses represent costs incurred to develop our technology pipeline and carry out clinical studies, and include personnel-related expenses, regulatory costs, reagents and supplies used in research and development laboratory work, infrastructure expenses, contract services and other outside costs. Research and development expenses increased by $468,000, or 85%, for the year ended December 31, 2019 compared to the same period in 2018. This increase was mainly due to increases in clinical trials and consulting costs. We expect research and development expenses in 2020 to increase compared to those of 2019,  as we continue to invest in OVAnex, Endocheck and OVAinherit.

Sales and Marketing Expenses.  Our sales and marketing expenses consist primarily of personnel-related expenses, education and promotional expenses, and infrastructure expenses. These expenses include the costs of educating physicians, laboratory personnel and other healthcare professionals regarding our products. Sales and marketing expenses also include the costs of sponsoring continuing medical education, medical meeting participation and dissemination of scientific and health economic publications. Our personnel-related expenses include the cost of our field sales force, the subject matter experts responsible for market development. Sales and marketing expenses increased by $4,003,000, or 71%, for the year ended December 31, 2019 compared to the prior year. This increase was primarily due to an increase in personnel and personnel expenses as well as travel and entertainment expenses. We expect sales and marketing expenses to increase in future periods as we continue to expand our sales team in specific markets where we have broad payer coverage and key opinion leader support.

General and Administrative Expenses.  General and administrative expenses consist primarily of personnel-related expenses, professional fees and other costs, including legal, finance and accounting expenses, and other infrastructure expenses. General and administrative expenses increased by $758,000, or 15%, for the year ended December 31, 2019 compared to the same period in 2018. The increase was primarily due to increased headcount and legal expenses. We expect general and administrative expenses in 2020 to remain flat compared to those of 2019.

Liquidity and Capital Resources

We plan to continue to expend resources in the selling and marketing of OVA1, Overa, OVA1PLUS and ASPiRA GenetiX and developing additional diagnostic tests.

As discussed in Note 7, on June 28, 2019, the Company completed a public offering (the “Offering”), pursuant to which certain investors purchased shares of Vermillion common stock for net proceeds of approximately $13,521,000 after deducting underwriting discounts, commissions and other expenses related to the offering. On July 2, 2019, William Blair & Company, L.L.C., the sole underwriter of the Offering, exercised its option to purchase additional shares of Vermillion common stock for net proceeds of approximately $2,092,000, after deducting underwriting discounts, commissions and other expenses related to the offering.

As discussed in Note 7, on April 17, 2018, the Company completed two public offerings, pursuant to which certain investors purchased Vermillion common stock and Vermillion Series B convertible preferred stock for net proceeds of approximately $13,488,000 after deducting offering expenses. The Series B convertible preferred stock was converted to common stock on June 21, 2018.

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

On March 22, 2016, we entered into a loan agreement, (as amended, the “Loan Agreement”), pursuant to which we may borrow up to $4,000,000 from the DECD. Proceeds from the loan were utilized primarily to fund the build-out, information technology infrastructure and other costs related to our Trumbull, Connecticut facility and operations. The loan bears interest at a fixed rate of 2.0% per annum and requires equal monthly payments of principal and interest until maturity, which occurs on April 15, 2026. As security for the loan, we have granted the DECD a blanket security interest in our personal and intellectual property. The DECD’s security interest in our intellectual property may be subordinated to a qualified institutional lender. On each of March 7, 2018 and April 3, 2020, we amended the Loan Agreement to adjust the future milestones which would allow us to continue to be eligible to borrow the remaining $2,000,000 based on our current expectation of employment. Under the terms of the Loan Agreement, we may be eligible for forgiveness of up to $1,500,000 of the principal amount of the loan if we achieve certain job creation and retention milestones on or before December 31, 2022. Conversely, if we are either unable to meet these job creation or retention milestones, namely, hiring 25 full-time employees with a specified average annual salary on or before December 31, 2020 or retaining such employees for a consecutive two-year period on or before December 31,2022, or do not maintain our Connecticut operations for a period of 10 years after the Loan Agreement date, the DECD may require early repayment of a portion or all of the loan depending on job attainment as compared to the required amount plus a penalty of 5% of the total funded loan. An initial disbursement of $2,000,000 was made to the Company on April 15, 2016 under the Loan Agreement. The remaining $2,000,000 will be advanced if and when the Company achieves certain other future milestones. The loan may be prepaid at any time without premium or penalty.

The Company has incurred significant net losses and negative cash flows from operations since inception. At December 31, 2019, we had an accumulated deficit of $422,161,000 and stockholders' equity of $8,738,000. On December 31, 2019, we had $11,703,000 of cash and cash equivalents and $3,978,000 of current liabilities. The Company expects to incur a net loss in 2020 as well. Working capital levels are not sufficient to fund operations as currently planned through 2020 and beyond, absent a significant increase in revenue over historic revenue or additional financing. Given the above conditions, there is substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are filed.

There can be no assurance that we will achieve or sustain profitability or positive cash flow from operations. In addition, while we expect to grow revenue with the addition of ASPiRA LABS, there is no assurance of our ability to generate substantial revenues and cash flows from ASPiRA LABS’ operations. We expect cash from our products and services to be our only material, recurring source of cash in 2020. Additionally, the impact of COVID-19 on our liquidity for 2020 cannot be estimated as of the date of this filing. See Note 12 to our consolidated financial statements.

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

Our future liquidity and capital requirements will depend upon many factors, including, among others:

•	resources devoted to establish sales, marketing and distribution capabilities;
•	the rate of OVA1, Overa, OVA1PLUS and ASPiRA GenetiX adoption by physicians and patients;
•	the rate of product adoption by healthcare systems and large physician practices of the decentralized distribution agreements for OVA1, Overa and OVAIPLUS;
•	the insurance payer community’s acceptance of and reimbursement for OVA1, Overa, OVA1PLUS and ASPiRA GenetiX;
•	our plans to acquire or invest in other products, technologies and businesses; and
•	the market price of our common stock.

Cash and cash equivalents as of December 31, 2019 and December 31, 2018 were $11,703,000 and $9,360,000, respectively.  At December 31, 2019 and 2018, working capital was $9,432,000 and $7,824,000, respectively.

Net cash used in operating activities was $12,966,000 for the year ended December 31, 2019,  resulting primarily from $15,237,000 net loss incurred partially offset by $1,193,000 of stock-based compensation expense, a $971,000 increase in accounts payable, accrued liabilities and other liabilities and $333,000 of depreciation and amortization expense. Net cash used in operating activities also included $280,000 of cash used from other changes in operating assets and liabilities.

Net cash used in operating activities was $9,367,000 for the year ended December 31, 2018, resulting primarily from $11,371,000 net loss incurred partially offset by $1,101,000 of stock-based compensation expense, $675,000 of depreciation and amortization expense and a $380,000 increase in accounts payable, accrued liabilities and other liabilities. Net cash used in operating activities also included $163,000 of cash used from other changes in operating assets and liabilities.

Net cash used in investing activities was $132,000 for the year ended December 31, 2019, and $113,000 for the year ended December 31, 2018 due to purchases of property and equipment.

Net cash provided by financing activities was $15,441,000 for the year ended December 31, 2019, which consisted primarily of net proceeds from our June 2019 public offering of common stock.

Net cash provided by financing activities was $13,301,000 for the year ended December 31, 2018, which consisted primarily of net proceeds from our April 2018 public offering of preferred and common stock.

Off-Balance Sheet Arrangements

As of December 31, 2019, we had no off-balance sheet arrangements.

ITEM 7A.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K, the information called for by Item 7A is not required.

ITEM 8.            FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements, including consolidated balance sheets as of December 31, 2019 and 2018, consolidated statements of operations for the years ended December 31, 2019 and 2018, consolidated statements of changes in stockholders’ equity for the years ended December 31, 2019 and 2018, consolidated statements of cash flows for the years ended December 31, 2019 and 2018 and notes to our consolidated financial statements, together with a report thereon of our independent registered public accounting firm are attached hereto as pages F-1 through F-19.

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

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act, as of December 31, 2019.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2019, our disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15(d)-15(e) under the Exchange Act, were effective.

Management Report on Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over our financial reporting. We have assessed the effectiveness of internal control over financial reporting as of December 31, 2019. Our assessment was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) entitled “Internal Control - Integrated Framework (2013).”

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

Based on using the COSO criteria, management concluded our internal control over financial reporting as of December 31, 2019 was effective.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2019, was not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC that permit a smaller reporting company to provide only management’s report in the Company’s Annual Report on Form 10-K.

Changes in internal control over financial reporting.

None.

ITEM 9B.        OTHER INFORMATION

On April 3, 2020, Vermillion entered into the Second Amendment to Assistance Agreement by and between the State of Connecticut Acting by the DECD and Vermillion (the “Amendment”) effective as of April 3, 2020.  The Amendment amends the Loan Agreement, pursuant to which the Company may borrow up to $4,000,000 from the DECD. An initial disbursement of $2,000,000 was made to Vermillion on April 15, 2016 under the Loan Agreement. The primary purpose of the Amendment is to amend the conditions of the loan, including the criteria for receiving additional disbursements and the criteria for loan forgiveness.

The Amendment changes the criteria for receiving the next $1,000,000 available under the Loan Agreement by reducing from 40 to 25 the number of full-time employees that the Company is required to hire, by changing the date on or before which the Company must meet this requirement from March 1, 2021 to December 31, 2020, and by increasing the required capital investment of the Company from $18,000,000 to $18,800,000. Although the criteria for receiving the final $1,000,000 available under the loan have not changed, such disbursement is also conditioned on the Company meeting the requirements above.

The Amendment also changes the criteria for loan forgiveness by reducing from 40 to 30 the number of full-time employees that the Company is required to hire and retain to be eligible for such forgiveness, by changing the date on or before which the Company must meet this requirement from March 1, 2021 to December 31, 2022, and by lowering the initial forgiveness available under the loan from $2,000,000 to $1,000,000. The Amendment also adds a second tier of $500,000 in loan forgiveness if the Company hires and retains 40 full-time employees by December 31, 2022.

The Amendment also changes the circumstances under which DECD may require early repayment of a portion or all of the loan by reducing from 40 to 25 the number of full-time employees that the Company is required to hire and retain to avoid such early repayment and by changing the earliest measurement date based on which the Company may be required to make any repayment from March 1, 2021 to December 31, 2020.

PART III

ITEM 10.         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information regarding our directors, committees of our Board of Directors, our director nomination process, and our executive officers appearing under the heading “Election of Directors,” “Corporate Governance,” “Management” and “Section 16(a) Beneficial Ownership Reporting Compliance,” of our proxy statement relating to our annual meeting of stockholders to be held in 2020 (the “2020 Proxy Statement”) is incorporated by reference.

Our code of ethics is applicable to all employees, including both our Chief Executive Officer and Chief Financial Officer.  This code of ethics is publicly available on our website at www.vermillion.com.

ITEM 11.         EXECUTIVE COMPENSATION

The information appearing under the headings “Board Compensation, ” “Compensation Discussion and Analysis, ” “Compensation Discussion and Analysis - Executive Officer Compensation, ” “Corporate Governance – Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” of the 2020 Proxy Statement is incorporated by reference.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information appearing under the heading “Security Ownership of Certain Beneficial Owners and Management” of the 2020 Proxy Statement is incorporated by reference.

The equity compensation plan information contained in Part II Item 5 of this Form 10-K is incorporated by reference.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information appearing under the headings “Certain Relationships and Related Transactions” and “Corporate Governance” of the 2020 Proxy Statement is incorporated by reference.

ITEM 14.          PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information appearing under the heading “Ratification of the Selection of the Independent Registered Public Accounting Firm for Vermillion” of the 2020 Proxy Statement is incorporated by reference.

PART IV

ITEM 15.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	LIST OF DOCUMENTS FILED AS PART OF THIS REPORT:

1.	Financial Statements

The financial statements and notes thereto, and the report of the independent registered public accounting firm thereon, are set forth on pages F-1 through F-20.

(b)EXHIBITS

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

3.1	Fourth Amended and Restated Certificate of Incorporation of Vermillion, Inc. dated January 22, 2010	8-K	000-31617	3.1	January 25, 2010
3.2	Certificate of Amendment of Fourth Amended and Restated Certificate of Incorporation, effective June 19, 2014	10-Q	001-34810	3.2	August 14, 2014
3.3	Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock	8-K	001-34810	4.1	April 17, 2018
3.4	Fifth Amended and Restated Bylaws of Vermillion, Inc., effective June 19, 2014	10-Q	001-34810	3.3	August 14, 2014
4.1	Form of Vermillion, Inc.’s (formerly Ciphergen Biosystems, Inc.) Common Stock Certificate	S-1/A	333-32812	4.1	August 24, 2000
4.2	Securities Purchase Agreement dated May 8, 2013, by and among Vermillion, Inc. and the purchasers identified therein,	8-K	001-34810	10.1	May 14, 2013
4.3	Stockholders Agreement dated May 13, 2013, by and among Vermillion, Inc., Oracle Partners, LP, Oracle Ten Fund Master, LP, Jack W. Schuler and other purchasers named therein.	8-K	001-34810	10.2	May 14, 2013
4.4	Amended and Restated Promissory Note #1 by Vermillion, Inc. in favor of the State of Connecticut, acting by and through the Department of Economic and Community Development, effective April 3, 2020					√
4.5	Amended and Restated Promissory Note #2 by Vermillion, Inc. in favor of the State of Connecticut, acting by and through the Department of Economic and Community Development, effective April 3, 2020					√
4.6	Securities Purchase Agreement, dated February 13, 2017, among Vermillion, Inc. and the investors listed on Schedule I thereto	8-K	001-34810	99.1	February 17, 2017
4.7	Form of Warrant, issued February 13, 2017	8-K	001-34810	99.1	February 17, 2017
4.8	Form of Letter Agreement, by and between Vermillion, Inc. and certain warrant holders	8-K	001-34810	4.1	August 28, 2017
4.9	Form of Indenture	S-3	333-221092	4.6	October 24, 2017
4.10	Description of Vermillion, Inc.’s Securities Pursuant to Section 12 of the Securities Exchange Act of 1934					√
10.1	Vermillion, Inc. 2010 Stock Incentive Plan #	8-K	000-31617	10.1	February 12, 2010
10.2	Ciphergen Biosystems, Inc. 401(k) Plan #	10-K	000-31617	10.7	March 22, 2005
10.3	Form of Proprietary Information Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and certain of its employees #	S-1/A	333-32812	10.9	August 24, 2000
10.4	Vermillion, Inc. Amended and Restated 2010 Stock Incentive Plan #	8-K	001-34810	10.1	December 17, 2013
10.5	Vermillion, Inc. Second Amended and Restated 2010 Stock Incentive Plan #	8-K	001-34810	10.1	June 22, 2015

10.6	Vermillion Inc. Second Amended and Restated 2010 Stock Incentive Plan (as amended effective June 21, 2018) #	8-K	001-34810	10.1	June 27, 2018
10.7	Form of Vermillion, Inc.’s Stock Option Award #	10-K	001-34810	10.7	March 28, 2019
10.8	Form of Vermillion, Inc.’s Restricted Stock Award #	10-K	001-34810	10.8	March 28, 2019
10.9	Vermillion, Inc. 2019 Stock Incentive Plan #	8-K	001-34810	10.1	June 24, 2019
10.10	Employment Agreement between Vermillion, Inc. and Fred Ferrara dated April 1, 2015 #	8-K	001-34810	10.1	April 6, 2015
10.11	Employment Agreement between Vermillion, Inc. and Valerie B. Palmieri effective January 1, 2015 #	8-K	001-34810	99.1	December 17, 2014
10.12	Testing and Services Agreement between Vermillion, Inc., ASPiRA LABS, Inc. and Quest Diagnostics Incorporated, dated as of March 11, 2015	10-Q	001-34810	10.5	May 12, 2015
10.13	Amendment No. 1 to the Testing Services Agreement dated March 11, 2015 among Vermillion, Inc., ASPiRA LABS, Inc. and Quest Diagnostics Incorporated dated April 10, 2015	10-Q	001-34810	10.6	May 12, 2015
10.14	Amendment No. 2 to Testing and Services Agreement, executed as of March 7, 2017 and effective as of March 11, 2017, by and among Vermillion, Inc., ASPiRA LABS, Inc. and Quest Diagnostics Incorporated	8-K	001-34810	10.1	March 13, 2017
10.15	Amendment No. 3 to Testing and Services Agreement, executed as of March 1, 2018 by and among Vermillion, Inc., ASPiRA LABS, Inc. and Quest Diagnostics Incorporated	8-K	001-34810	10.1	March 6, 2018
10.16	Amendment No. 4 to Testing and Services Agreement, executed as of March 11, 2020 by and among Vermillion, Inc., ASPiRA LABS, Inc. and Quest Diagnostics Incorporated	8-K	001-34810	10.1	March 17, 2020
10.17	Assistance Agreement by and between the State of Connecticut, acting by and through the Department of Economic and Community Development and Vermillion, Inc. effective March 22, 2016	10-Q	001-34810	10.1	May 16, 2016
10.18	Patent Security Agreement by Vermillion, Inc. in favor of the State of Connecticut, acting by and through the Department of Economic and Community Development, effective March 22, 2016	10-Q	001-34810	10.3	May 16, 2016
10.19	Security Agreement by Vermillion, Inc. in favor of the State of Connecticut, acting by and through the Department of Economic and Community Development, effective March 22, 2016	10-Q	001-34810	10.4	May 16, 2016
10.20	Employment Agreement between Vermillion, Inc. and Robert Beechey dated December 18, 2017 #	8-K	001-34810	10.1	December 20, 2017

10.21	First Amendment to the Assistance Agreement by and between the State of Connecticut, acting by and through the Department of Economic and Community Development and Vermillion, Inc. dated March 7, 2018	10-K	001-34810	10.21	March 13, 2018
10.22

Second Amendment to the Assistance Agreement by and between the State of Connecticut, acting by and through the Department of Economic and Community Development and Vermillion, Inc. dated April 3, 2020

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

Board of Directors and Stockholders

Vermillion, Inc.

Austin, Texas

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Vermillion, Inc. (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ BDO USA, LLP

We have served as the Company's auditor since 2012.

Austin, Texas

April 7,  2020

Vermillion, Inc.

Consolidated Balance Sheets

(Amounts in Thousands, Except Share and Par Value Amounts)

	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$11,703	$9,360
Accounts receivable	924	786
Prepaid expenses and other current assets	758	550
Inventories	25	92
Total current assets	13,410	10,788
Property and equipment, net	353	608
Other assets	65	12
Total assets	$13,828	$11,408

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,158	$950
Accrued liabilities	2,588	1,825
Short-term debt	193	189
Other current liabilities	39	-
Total current liabilities	3,978	2,964
Long-term debt	1,099	1,292
Other non-current liabilities	13	-
Total liabilities	5,090	4,256
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding at December 31, 2019 and 2018	-	-
Common stock, $0.001 par value, 150,000,000 shares authorized; 97,286,157 and 75,501,394 shares issued and outstanding at December 31, 2019 and 2018, respectively	97	75
Additional paid-in capital	430,802	414,001
Accumulated deficit	(422,161)	(406,924)
Total stockholders’ equity	8,738	7,152
Total liabilities and stockholders’ equity	$13,828	$11,408

See accompanying Notes to Consolidated Financial Statements

Vermillion, Inc.

Consolidated Statements of Operations

(Amounts in Thousands, Except Share and Per Share Amounts)

	Year Ended December 31,
	2019	2018
Revenue:
Product	$4,404	$2,772
Genetics	22	-
Service	112	281
Total revenue	4,538	3,053
Cost of revenue:(1)
Product	2,378	2,044
Genetics	295	-
Service	670	1,098
Total cost of revenue	3,343	3,142
Gross profit / (loss)	1,195	(89)
Operating expenses:
Research and development(2)	1,018	550
Sales and marketing(3)	9,645	5,642
General and administrative(4)	5,810	5,052
Total operating expenses	16,473	11,244
Loss from operations	(15,278)	(11,333)
Interest (expense) income, net	59	(22)
Other (expense) / income, net	(18)	(16)
Net loss	$(15,237)	$(11,371)
Net loss per common share - basic and diluted	$(0.18)	$(0.16)
Weighted average common shares used to compute basic and diluted net loss per common share	86,595,581	70,085,842

Non-cash stock-based compensation expense included in expenses:
(1) Cost of revenue	$78	$124
(2) Research and development	4	6
(3) Sales and marketing	125	102
(4) General and administrative	986	869

See accompanying Notes to Consolidated Financial Statements

Vermillion, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(Amounts in Thousands, Except Share Amounts)

See accompanying Notes to Consolidated Financial Statements

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2017	-	$-	60,036,017	$60	$399,400	$(396,053)	$3,407
Net loss	-	-	-	-	-	(11,371)	(11,371)
ASC 606 adjustment to retained earnings	-	-	-	-	-	500	500
Common stock issued in conjunction with public offering, net of $1,008 in issuance costs	-	-	10,000,000	10	8,980	-	8,990
Preferred stock issued in conjunction with public offering, net of $504 in issuance costs	50,000	-	-	-	4,496	-	4,496
Preferred stock converted to common stock	(50,000)	-	5,000,000	5	(5)	-	-
Common stock issued for restricted stock awards	-	-	432,877	-	438	-	438
Common stock issued in conjunction with exercise of stock options	-	-	32,500	-	29	-	29
Stock compensation charge	-	-	-	-	663	-	663
Balance at December 31, 2018	-	$-	75,501,394	$75	$414,001	$(406,924)	$7,152
Net loss	-	-	-	-	-	(15,237)	(15,237)
Common stock issued in conjunction with public offering, net of $1,480 in issuance costs	-	-	18,750,000	19	13,502	-	13,521
Common stock issued in conjunction with exercise of stock options	-	-	19,687	-	17	-	17
Common stock issued for restricted stock awards	-	-	202,576	-	250	-	250
Stock compensation charge	-	-	-	-	943	-	943
Common stock issued in conjunction with the exercise of the underwriter’s option to purchase additional shares in connection with a public offering, net of $158 in issuance costs	-	-	2,812,500	3	2,089	-	2,092
Balance at December 31, 2019	-	$-	97,286,157	$97	$430,802	$(422,161)	$8,738

See accompanying Notes to Consolidated Financial Statements

Vermillion, Inc.

Consolidated Statements of Cash Flows

(Amounts in Thousands)

	Year Ended December 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(15,237)	$(11,371)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	333	675
Stock-based compensation expense	1,193	1,101
Loss on sale and disposal of property and equipment	54	11
Changes in operating assets and liabilities:
Accounts receivable	(138)	(81)
Prepaid expenses and other assets	(209)	(92)
Inventories	67	10
Accounts payable, accrued liabilities and other liabilities	971	380
Net cash used in operating activities	(12,966)	(9,367)
Cash flows from investing activities:
Purchase of property and equipment	(133)	(113)
Proceeds of property and equipment	1	-
Net cash used in investing activities	(132)	(113)
Cash flows from financing activities:
Proceeds from public offering of preferred stock, net of issuance costs	-	4,496
Proceeds from public offering of common stock, net of issuance costs	13,521	8,990
Proceeds from issuance of common stock in conjunction with the exercise of the underwriter’s option to purchase additional shares in connection with a public offering, net of issuance costs	2,092	-
Principal repayment of DECD loan	(189)	(185)
Repayment of capital lease obligations	-	(29)
Proceeds from issuance of common stock from exercise of stock options	17	29
Net cash provided by financing activities	15,441	13,301
Net increase in cash and cash equivalents	2,343	3,821
Cash and cash equivalents, beginning of year	9,360	5,539
Cash and cash equivalents, end of year	$11,703	$9,360
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	38	44
Non-cash investing and financing activities:
Net increase in other assets/other liabilities for right of use assets	52	-

See accompanying Notes to Consolidated Financial Statements

Vermillion, Inc.

Notes to Consolidated Financial Statements

NOTE 1:Basis of Presentation and Summary of Significant Accounting and Reporting Policies

Organization

Vermillion, Inc. (“Vermillion”; Vermillion and its wholly-owned subsidiaries are collectively referred to as the “Company”) is incorporated in the state of Delaware, and is engaged in the business of developing and commercializing diagnostic tests for gynecologic disease. The Company sells the OVA1™, Overa™ and Ova1PLUS™ risk of malignancy tests for ovarian cancer (“OVA1”, “Overa” and “OVA1PLUS,” respectively) through Vermillion’s wholly-owned Clinical Laboratory Improvement Amendments of 1988 (“CLIA”) certified clinical laboratory, ASPiRA LABS, Inc. (“ASPiRA LABS”). The Company also recently launched genetic testing for specific women’s health diseases, called ASPiRA GenetiX, with a core focus on ovarian cancer.

The Company also offered in-vitro diagnostic (“IVD”) trial services to third-party customers through its wholly-owned subsidiary, ASPiRA IVD, Inc. (“ASPiRA IVD”), which commenced operations in June 2016. ASPiRA IVD is a specialized, CLIA certified, laboratory provider dedicated to meeting the unique testing needs of IVD manufacturers seeking to commercialize high-complexity assays. The Company stopped pursuing contracts through ASPiRA IVD in 2019. All contracts and obligations of ASPiRA IVD had been fulfilled. The Company’s only remaining obligation as of December 31, 2019, with respect to ASPiRA IVD, is to furnish documents that support work done during customer trials upon request. Upon closure of ASPiRA IVD’s business, the Company evaluated common costs that would remain with the business after the closure. It was determined that approximately $260,000 of the Company’s costs that were previously allocated to the ASPiRA IVD subsidiary, including cost of revenue,  would not be eliminated with the closure. The Company also retired assets with a net book value of approximately $50,000 relating to the closure of the business. These assets included leasehold improvements used to build out the lab as well as some specialized equipment that could not be repurposed to other areas of the Company.

Liquidity

As discussed in Note 6, on March 22, 2016, the Company entered into a loan agreement (as amended, the “Loan Agreement”), pursuant to which it may borrow up to $4,000,000 from the State of Connecticut Department of Economic and Community Development (the “DECD”). An initial disbursement of $2,000,000 was made to the Company on April 15, 2016 under the Loan Agreement. The remaining $2,000,000 will be advanced if and when the Company achieves certain other future milestones. The loan may be prepaid at any time without premium or penalty.

As discussed in Note 7, on April 17, 2018, the Company completed two public offerings (the “2018 Offerings”), pursuant to which certain investors purchased Vermillion common stock and Vermillion Series B convertible preferred stock for net proceeds of approximately $13,488,000 after deducting offering expenses.

As discussed in Note 7, on June 28, 2019, the Company completed a public offering (the “Offering”), pursuant to which certain investors purchased Vermillion common stock for net proceeds of approximately $13,521,000 after deducting underwriting discounts, commissions and other expenses related to the offering. On July 2, 2019, William Blair & Company, L.L.C., the sole underwriter of the Offering, exercised its option to purchase additional shares of Vermillion common stock for net proceeds of approximately $2,092,000, after deducting underwriting discounts, commissions and other expenses related to the offering.

The Company has incurred significant net losses and negative cash flows from operations since inception, and as a result has an accumulated deficit of approximately $422,161,000 at December 31, 2019. The Company expects to incur a net loss in 2020 as well. The Company’s management believes that successful achievement of the business objectives will require additional financing. The Company expects to raise capital through a variety of sources, which may include the exercise of common stock warrants, public and private equity offerings, debt financing, collaborations, licensing arrangements, grants and government funding and strategic alliances. However, additional funding may not be available when needed or on terms acceptable to the Company. If the Company is unable to obtain additional capital, it may not be able to continue sales and marketing, research and development, or other operations on the scope or scale of current activity and that could have a material adverse effect on the business, results of operations and financial condition.

There can be no assurance that the Company will achieve or sustain profitability or positive cash flow from operations.  Management expects cash from product sales and licensing to be the Company’s only material, recurring source of cash in 2020. Given the above conditions, there is substantial doubt about the Company’s ability to continue as a going concern within one year after the date these financial statements are filed. The consolidated financial statements have been prepared on a going concern basis and do not include any adjustments that might result from these uncertainties.

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

Revenue Recognition

Product Revenue:  The Company recognizes product revenue in accordance with the provisions of ASC 606. Product revenue is recognized upon completion of the OVA1,  Overa or OVA1PLUS test and delivery of results to the physician based on estimates of amounts that will ultimately be realized. In determining the amount of revenue to be recognized for a delivered test result, the Company considers factors such as payment history and amount, payer coverage, whether there is a reimbursement contract between the payer and the Company, and any current developments or changes that could impact reimbursement. These estimates require significant judgment by management as the collection cycle on some accounts can be as long as one year.

The Company also reviews its patient account population and determines an appropriate distribution of patient accounts by payer (i.e., Medicare, patient pay, other third-party payer, etc.) into portfolios with similar collection experience. The Company has elected this practical expedient that, when evaluated for collectability, results in a materially consistent revenue amount for such portfolios as if each patient account were evaluated on an individual contract basis. During the year ended December 31, 2019, there were adjustments to estimates to recognize revenue for services provided in a prior period totaling a net of approximately $56,000.  There were no impairment losses on accounts receivable recorded during the years ended December 31, 2019 or 2018. Under the modified retrospective implementation method, the Company recorded a one-time cumulative effect adjustment at January 1, 2018 to reflect the aggregate effect of all open OVA1 and Overa tests performed prior to January 1, 2018 as if revenue had been recognized under ASC 606.  The cumulative effect adjustment was recorded increasing the opening balance of Accounts Receivable by $500,000 in the condensed consolidated balance sheets with an offsetting reduction to Accumulated Deficit. The Company’s right to receive payment on this balance is contingent only on the passage of time.

ASC 606 did not have an aggregate impact on the Company’s net cash provided by operating activities, but resulted in offsetting changes in certain assets and liabilities presented within net cash provided by operating activities in the Company’s consolidated statement of cash flows.

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

Genetics Revenue:  Under ASC 606, the Company’s genetics revenue is recognized upon completion of the ASPiRA GenetiX test and delivery of results based on estimates of amounts that will ultimately be realized. In determining the amount of revenue to be recognized for a delivered test result, the Company considers factors such as payment history and amount, payer coverage, whether there is a reimbursement contract between the payer and the Company, and any current developments or changes that could impact reimbursement. These estimates require significant judgment by management as there is not significant history on which to rely.

Service Revenue:  The Company’s service revenue was generated by performing IVD trial services for third-party customers. Application of the modified retrospective method did not impact amounts previously reported by the Company, nor did it require a cumulative effect adjustment upon adoption, as the Company’s method of recognizing revenue under ASC 606 was analogous to the method utilized immediately prior to adoption.

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

Patent Costs

Costs incurred in filing, prosecuting and maintaining patents (principally legal fees) are expensed as incurred and recorded within general and administrative expenses on the Consolidated Statements of Operations. Such costs aggregated approximately $203,000 and $219,000 for the years ended December 31, 2019 and 2018, respectively.

Stock-Based Compensation

The Company records the fair value of non-cash stock-based compensation costs for stock options related to the Amended and Restated 2010 Stock Incentive Plan, as amended (the “2010 Plan”). The Company estimates the fair value of stock options using a Black-Scholes option valuation model. This model requires the input of subjective assumptions including expected stock price volatility, expected life and estimated forfeitures of each award. The Company uses the straight-line method to amortize the fair value over the requisite service period of the award, which is generally equal to the vesting period. These assumptions consist of estimates of future market conditions, which are inherently uncertain, and therefore are subject to management's judgment.

The expected life of options is based on historical data of actual experience with the options granted and represents the period of time that the options granted are expected to be outstanding. This data includes employees’ expected exercise and post-vesting employment termination behaviors. The expected stock price volatility is estimated using Company historical volatility in deriving the expected volatility assumption. The Company made an assessment that Company historic volatility is most representative of future stock price trends. The expected dividend yield is based on the estimated annual dividends that are expected to be paid over the expected life of the options as a percentage of the market value of the Company’s common stock as of the grant date. The risk-free interest rate for the expected life of the options granted is based on the United States Treasury yield curve in effect as of the grant date. The Company records stock-based compensation net of estimated forfeitures.

Contingencies

The Company accounts for contingencies in accordance with ASC 450 Contingencies  (“ASC 450”) which requires that an estimated loss from a loss contingency be accrued when (i) information available prior to issuance of the financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and (ii) when the amount of the loss can be reasonably estimated. Accounting for contingencies such as legal and contract dispute matters requires the use of management’s judgment. Management believes that the Company’s accruals for these matters are adequate. Nevertheless, the actual loss from a loss contingency might differ from management’s estimates.

Income Taxes

The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and the tax bases of assets and liabilities using the current tax laws and rates. A valuation allowance is established when necessary to reduce deferred tax assets to the amounts more likely than not expected to be realized.

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

Segment Reporting

The Company’s chief operating decision maker evaluates the business on a consolidated basis and therefore, the Company operates one operating and reportable segment.

NOTE 2:Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718), Compensation - Stock Compensation (“ASU 2016-09”). The new guidance simplifies several aspects of the accounting for share-based payments, including immediate recognition of all excess tax benefits and deficiencies in the income statement, changing the threshold to qualify for equity classification up to the employees’ maximum statutory tax rates, allowing an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures as they occur, and clarifying the classification on the statement of cash flows for the excess tax benefit and employee taxes paid when an employer withholds shares for tax-withholding purposes. ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2016 and interim periods within that reporting period. The Company adopted this standard on January 1, 2018, and the adoption did not have a material impact on the consolidated financial statements. In June 2018, the FASB issued ASU 2018-07, Improvements to Nonemployee Share-Base Payment Accounting. This new guidance expands the scope of Topic 718 to include share-based payment transactions from acquiring goods and services from nonemployees, which was previously codified under Topic 505, where this change will modify the measurement requirements of nonemployee awards. This amendment is effective for annual periods after December 15, 2018. The Company adopted the standard on January 1, 2019, and the adoption did not have a material impact on the consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This update changes the impairment model from the currently used incurred loss methodology to an expected loss methodology, which will result in the more timely recognition of losses. The ASU is scheduled to be effective in 2023 for smaller reporting companies. The Company is currently assessing the impact of this ASU on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”). The standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Subsequently, in July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements (“ASU 2018-11”), which provides a number of optional practical expedients in transition. The Company adopted ASU 2016-02 effective January 1, 2019 and elected the package of practical expedients and the new transition approach permitted by ASU 2018-11. ASU 2018-11 allows the Company not to reassess existing identification of leases, classification of leases or any initial direct costs. The Company has also elected to use the hindsight practical expedient. The Company has two office leases which are required to be recorded as ROU assets and corresponding lease liabilities on the balance sheet. The Company has one short-term lease with a  term of twelve months. The Company has elected the policy of not recording leases on the balance sheet when the leases have terms of 12 months or less. The Company recognized ROU assets and a lease liability of approximately $178,000 related to its leases on its consolidated balance sheet as of January 1, 2019. The Company did not have a cumulative adjustment impacting retained earnings.

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

In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”). ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a cloud computing arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. ASU 2018-15 is effective for annual and interim periods beginning after December 15, 2019, with early adoption permitted. The Company adopted ASU 2018-15 effective on January 1, 2020, using the prospective transition approach, which allows the Company to change the accounting method without restating prior periods or booking cumulative adjustments.  The adoption of ASU 2018-15 did not have a material impact on the consolidated financial statements.

NOTE 3:Strategic Alliance with Quest Diagnostics Incorporated

In March 2015, the Company reached an agreement with Quest Diagnostics, Incorporated (“Quest Diagnostics”). Pursuant to this agreement, all OVA1 U.S. testing services for Quest Diagnostics customers were transferred to Vermillion’s wholly-owned subsidiary, ASPiRA LABS, as of August 2015. Pursuant to this agreement, as amended as of March 11, 2020, Quest Diagnostics has continued to provide blood draw and logistics support by transporting specimens to ASPiRA LABS for testing in exchange for a market value fee.

Note 4:       Property and Equipment

The components of property and equipment as of December 31, 2019 and 2018 were as follows:

	December 31,
(in thousands)	2019	2018
Machinery and equipment	$841	$1,367
Demonstration equipment	16	39
Computer equipment and software	1,094	1,109
Furniture and fixtures	144	137
Leasehold improvements	639	706
Gross property and equipment	2,734	3,358
Accumulated depreciation and amortization	(2,381)	(2,750)
Property and equipment, net	$353	$608

Depreciation expense for property and equipment was $333,000 and $675,000 for the years ended December 31, 2019 and 2018, respectively.

NOTE 5:Accrued Liabilities

The components of accrued liabilities as of December 31, 2019 and 2018 were as follows:

	December 31,
(in thousands)	2019	2018
Payroll and benefits related expenses	$1,229	$853
Collaboration and research agreements expenses	350	366
Professional services	679	329
Other accrued liabilities	330	277
Total accrued liabilities	$2,588	$1,825

NOTE 6:Commitments, Contingencies and debt

Development Loan

On March 22, 2016, the Company entered into the Loan Agreement with the DECD, pursuant to which the Company may borrow up to $4,000,000 from the DECD. Proceeds from the loan were utilized primarily to fund the build-out, information technology infrastructure and other costs related to the Company’s Trumbull, Connecticut facility and operations. The loan bears interest at a fixed rate of 2.0% per annum and requires equal monthly payments of principal and interest until maturity, which occurs on April 15, 2026. As security for the loan, the Company has granted the DECD a blanket security interest in the Company’s personal and intellectual property. The DECD’s security interest in the Company’s intellectual property may be subordinated to a qualified institutional lender. On each of March 7, 2018 and April 3, 2020, the Company amended the Loan Agreement to adjust the future milestones which would allow the Company to continue to be eligible to borrow the remaining $2,000,000 based on its current expectation of employment. The amended agreement changes the criteria for receiving the next $1,000,000 available under the Loan Agreement by reducing from 40 to 25 the number of full-time employees that the Company is required to hire, by changing the date on or before which the Company must meet this requirement from March 1, 2021 to December 31, 2020, and by increasing the required capital investment of the Company from $18,000,000 to $18,800,000. Although the criteria for receiving the final $1,000,000 available under the loan have not changed, such disbursement is also conditioned on the Company meeting the requirements above.

Under the terms of the Loan Agreement, as amended, the Company may be eligible for forgiveness of up to $1,500,000 of the principal amount of the loan if the Company achieves certain job creation and retention milestones by December 31, 2022 (the “Measurement Date”). Conversely, if the Company is either unable to meet these job creation and retention milestones, namely, hiring 25 full-time employees with a specified average annual salary on or before December 31, 2020 or retaining such employees for a consecutive two-year period or does not maintain the Company’s Connecticut operations for a period of 10 years after the Loan Agreement date, the DECD may require early repayment of a portion or all of the loan depending on job attainment as compared to the required amount plus a penalty of 5% of the total funded loan.

An initial disbursement of $2,000,000 was made to the Company on April 15, 2016 under the Loan Agreement. The Agreement provides that the remaining $2,000,000 will be advanced if and when the Company achieves certain other future milestones. The loan may be prepaid at any time without premium or penalty.

The balance of the DECD loan, net of issuance costs, was $1,292,000 and $1,481,000 at December 31, 2019 and 2018, respectively.

As of December 31, 2019, the annual amounts of future minimum principal payments due under certain of the Company’s contractual obligations are shown in the table below.

	Payments Due by Period
(in thousands)	Total	2020	2021	2022	2023	2024	Thereafter
Debt Obligations	1,314	197	200	205	209	213	290
Total	$1,314	$197	$200	$205	$209	$213	$290

In addition, the Company has minimum royalty obligations (described below in non-cancelable collaboration obligations and other commitments) and annual minimum quantities of reagent purchases from the manufacturer of certain laboratory instruments of approximately $178,000.

Operating Leases

The Company leases facilities to support its business of discovering, developing and commercializing diagnostic tests in the fields of gynecologic disease. The Company’s principal facility, including the CLIA laboratory used by ASPiRA LABS, is located in Austin, Texas. The CLIA laboratory that was used by ASPiRA IVD is located in Trumbull, Connecticut. The Company’s Austin, Texas lease expires on January 31, 2020. The Company has elected to extend the lease for a term of twelve months. The new Austin, Texas lease expires on January 31, 2021.

In October 2015, the Company entered into a lease agreement for a facility in Trumbull, Connecticut. The lease required initial payments for the buildout of leasehold improvements to the office space, which were approximately $596,000.  The Company has the right to renew the lease for up to two five-year terms at a rate equal to 90% of the then-current fair market rate. The

Company’s Trumbull, Connecticut lease expires on June 8, 2021.  The Company is not reasonably certain to exercise the renewal option for its Trumbull, Connecticut lease due to the uncertain nature of its pricing.

The expense associated with these operating leases for the years ended December 31, 2019 and 2018 is shown in the table below (in thousands).

		Year Ended December 31
Lease Cost	Classification	2019	2018
Operating rent expense
	Cost of revenue	$38	$100
	Research and development	11	27
	Sales and marketing	35	49
	General and administrative	46	89

Variable rent expense
	Cost of revenue	$49	$1
	Research and development	14	0
	Sales and marketing	41	1
	General and administrative	57	2

Based on our leases as of December 31, 2019, the table below sets forth the approximate future lease payments related to operating leases with initial terms of one year or more (in thousands).

2020	40
2021	14
Total Operating Lease Payments	54
Less: Interest	(2)
Present Value of Lease Liabilities	$52

Non-cancelable Collaboration Obligations and Other Commitments

The Company is a party to an amended research collaboration agreement with The Johns Hopkins University School of Medicine under which the Company licenses certain of its intellectual property directed at the discovery and validation of biomarkers in human subjects, including but not limited to clinical application of biomarkers in the understanding, diagnosis and management of human disease. Under the terms of the amended research collaboration agreement, Vermillion is required to pay the greater of 4% royalties on net sales of diagnostic tests using the assigned patents or annual minimum royalties of $57,500. Royalty expense for the years ended December 31, 2019 and 2018 totaled $176,000 and $120,000, respectively.

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

NOTE 7:Common Stock

2019 Offering

On June 26, 2019, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with William Blair & Company, L.L.C., as the sole underwriter (the “Underwriter”), in connection with the underwritten public offering of 18,750,000 shares of the Company’s common stock, par value $0.001 per share.

Pursuant to the Underwriting Agreement, the Company agreed to issue and sell an aggregate of 18,750,000 shares of Vermillion common stock offered by the Underwriter in a public offering at a price of $0.80 per share (the “Offering”). The Offering closed on June 28, 2019 and resulted in net proceeds to the Company of approximately $13,521,000,  after deducting expenses of approximately $1,500,000.

Under the Underwriting Agreement, the Company granted the Underwriter an option to purchase up to an additional 2,812,500 shares of Vermillion common stock at the public offering price, less underwriting discounts and commissions.  On July 2, 2019, the Underwriter exercised its option to purchase 2,812,500 shares of Vermillion common stock at a price of $0.80 per share and resulted in proceeds to the Company of approximately $2,092,000, after deducting underwriting discounts, commissions and other expenses related to the offering.

2018 Offerings

On April 13, 2018, the Company entered into two underwriting agreements (each, a “2018 Underwriting Agreement”) with Piper Jaffray & Co., as the sole underwriter (the “2018 Underwriter”), in connection with separate but concurrent public offerings of the Company’s securities.

Pursuant to the first 2018 Underwriting Agreement, the Company agreed to issue and sell an aggregate of 10,000,000 shares of Vermillion common stock, par value $0.001 per share, offered by the 2018 Underwriter in a public offering at a price to the public of $1.00 per share (the “2018 Common Stock Offering”). Under this 2018 Underwriting Agreement, the Company granted the 2018 Underwriter an option to purchase up to an additional 1,500,000 shares of Vermillion common stock at the public offering price, less underwriting discounts and commissions, to cover over-allotments, if any. The 2018 Underwriter did not exercise this option. The 2018 Common Stock Offering closed on April 17, 2018 and resulted in proceeds, net of 7% underwriting costs and other offering costs, to the Company of $8,992,000.

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

Warrants

Warrants outstanding as of December 31, 2019 and 2018 were as follows:

		Exercise Price	Number of Shares Outstanding under Warrant
Issuance Date	Expiration Date	per Share	December 31, 2019	December 31, 2018
February 17, 2017	February 17, 2022	$ 1.80	2,810,338	2,810,338
			2,810,338	2,810,338

NOTE 8:      Loss Per Share

The reconciliation of the numerators and denominators of basic and diluted loss per share for the years ended December 31, 2019 and 2018 was as follows:

	Loss	Shares	Per Share
(In thousands, except per share data)	(Numerator)	(Denominator)	Amount
Year ended December 31, 2018:
Net loss available to common shareholders - basic	$(11,371)	70,085,342	$(0.16)
Dilutive effect of common stock shares issuable upon exercise of stock options, exercise of warrants, and unvested restricted stock awards	-	-
Net loss available to common shareholders - diluted	$(11,371)	70,085,342	$(0.16)

Year ended December 31, 2019:
Net loss available to common shareholders - basic	$(15,237)	86,595,581	$(0.18)
Dilutive effect of common stock shares issuable upon exercise of stock options, exercise of warrants, and unvested restricted stock awards	-	-
Net loss available to common shareholders - diluted	$(15,237)	86,595,581	$(0.18)

Due to net losses for the years ended December 31, 2019 and 2018, diluted loss per share is calculated using the weighted average number of common shares outstanding and excludes the effects of potential shares of common stock that are antidilutive.

The potential shares of common stock that have been excluded from the diluted loss per share calculation above for the years ended December 31, 2019 and 2018 were as follows:

	Year Ended December 31,
	2019	2018
Stock options	6,612,878	4,612,005
Stock warrants	2,810,338	2,810,338
Unvested restricted stock awards	-	11,667
Potential common shares	9,423,216	7,434,010

NOTE 9:Employee Benefit Plans

2000 Stock Plan

Under the Amended and Restated 2000 Stock Plan (the “2000 Plan”), options could be granted at prices not lower than 85% and 100% of the fair market value of the common stock for non-statutory and statutory stock options, respectively. Options generally vest monthly over a period of four years and unexercised options generally expire ten years from the date of grant. The authority of

Vermillion’s Board of Directors to grant new stock options and awards under the 2000 Plan terminated in 2010. There were no stock options under the 2000 Stock Plan exercised during the years ended December 31, 2019 or 2018. All remaining options expired during 2018. No additional shares of common stock were reserved for future option grants under the 2000 Plan.

2010 Stock Incentive Plan

Under the 2010 Plan, employees, directors and consultants of the Company were eligible to receive a variety of awards, including stock options, share appreciation rights, restricted shares, restricted share units, unrestricted shares, deferred share units, performance and cash-settled awards, and dividend equivalent rights. In June 2015 and June 2018, Vermillion’s stockholders approved increases of 4,500,000 and 4,000,000, respectively, in the number of shares available for issuance under the 2010 Plan for a total of 12,122,983 shares. Unexercised options generally expire ten years from the date of grant. The authority of Vermillion’s Board of Directors to grant new stock options and awards under the 2010 Plan terminated in 2019. Vermillion’s Board of Directors continued to administer the 2010 Plan with respect to the stock options that remained outstanding under the 2010 Plan. Options to purchase 19,687 shares of common stock were exercised during the year ended December 31, 2019. Options to purchase 32,500 shares of common stock were exercised during the year ended December 31, 2018. During the year ended December 31, 2019, Vermillion issued to Vermillion’s Board of Directors 190,909 shares of restricted stock under the 2010 Plan having a fair value of $252,000 as payment for services rendered in 2019. Vermillion also issued to certain consultants 11,667 shares of restricted stock under the 2010 Plan having a fair value of $4,000. During the year ended December 31, 2018, Vermillion issued to Vermillion’s Board of Directors an aggregate of 398,400 shares of restricted stock under the 2010 Plan having a fair value of $442,000 as payment for services rendered in 2018. 35,000 of those shares of restricted stock were forfeited upon the departure of a board member in June. The Company also issued to certain consultants 40,606 shares of restricted stock under the 2010 Plan having a fair value of $32,000.

2019 Stock Incentive Plan

At Vermillion’s 2019 annual meeting of stockholders, the Company’s stockholders approved the Vermillion, Inc. 2019 Stock Incentive Plan (the “2019 Plan”). The purposes of the 2019 Plan are (i) to align the interests of the Company’s stockholders and recipients of awards under the 2019 Plan by increasing the proprietary interest of such recipients in the Company’s growth and success; (ii) to advance the interests of the Company by attracting and retaining non-employee directors, officers, other employees, consultants, independent contractors and agents; and (iii) to motivate such persons to act in the long-term best interests of the Company and its stockholders. The 2019 Plan allows the Company to grant stock options, stock appreciation rights, restricted stock, restricted stock units and performance awards to participants.

Subject to the terms and conditions of the 2019 Plan, the initial number of shares authorized for grants under the 2019 Plan is 10,492,283. To the extent an equity award granted under the 2019 Plan or the 2010 Plan expires or otherwise terminates without having been exercised or paid in full, or is settled in cash, the shares of common stock subject to such award will become available for future grant under the 2019 Plan. As of December 31, 2019, a total of 10,492,283 shares of common stock had been reserved for issuance under the 2019 Plan, of which 207,000 shares of common stock are subject to outstanding stock options.

The activity related to shares available for grant under the 2000 Plan, the 2010 Plan and the 2019 Plan for the years ended December 31, 2019 and 2018 was as follows:

	2000 Stock Plan	2010 Stock Option Plan	2019 Stock Option Plan	Total
Shares available at December 31, 2017	-	2,054,633	-	2,054,633
Shares added	-	4,000,000	-	4,000,000
Options canceled	18,000	861,063	-	879,063
Reduction in shares reserved	(18,000)	-	-	(18,000)
Options granted	-	(1,304,000)	-	(1,304,000)
Restricted stock units granted	-	(432,877)	-	(432,877)
Shares available at December 31, 2018	-	5,178,819	-	5,178,819
Shares added	-	-	8,000,000	8,000,000
Shares transferred	-	(2,492,283)	2,492,283	-
Options canceled	-	691,025	-	691,025
Options granted	-	(2,504,585)	(207,000)	(2,711,585)
Restricted stock units granted	-	(202,576)	-	(202,576)
Shares available at December 31, 2019	-	670,400	10,285,283	10,955,683

The stock option activity under the 2000 Plan, the 2010 Plan and the 2019 Plan for the years ended December 31, 2019 and 2018 was as follows:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term
Options outstanding at December 31, 2017	4,219,568	$1.86	$1,033	8.02
Granted	1,304,000	0.98
Exercised	(32,500)	0.89
Canceled	(879,063)	1.58
Options outstanding at December 31, 2018	4,612,005	$1.67	$-	7.17
Granted	2,711,585	1.02
Exercised	(19,687)	1.32
Canceled	(691,025)	1.79
Options outstanding at December 31, 2019	6,612,878	$1.67	$303,995	8.66

Shares exercisable:
December 31, 2019	3,115,001	$1.69	$15,026	5.95
Shares expected to vest:
December 31, 2019	2,868,259	$1.14	$288,969	8.66

The range of exercise prices for options outstanding and exercisable at December 31, 2019 is as follows:

Exercise Price			Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Options Exercisable	Weighted Average Exercise Price
$0.01	-	$1.30	3,769,835	$1.02	8.81	851,710	$1.13
1.31	-	1.64	1,144,168	1.49	4.97	974,418	1.48
1.65	-	2.08	791,000	1.99	5.21	709,998	1.99
2.09	-	11.55	907,875	2.35	6.37	578,875	2.48

$0.01	-	$11.55	6,612,878	$1.40	7.38	3,115,001	$1.69

(in thousands)	Total Intrinsic Value of Options Exercised	Total Fair Value of Vested Options
Year ended December 31, 2019	$8	$2,869
Year ended December 31, 2018	$9	$2,319

Stock-based Compensation

Stock-based Compensation Expense

The Company records stock-based compensation net of estimated forfeitures. The assumptions used to calculate the fair value of options granted under the 2010 Plan and the 2019 Plan that were incorporated in the Black-Scholes pricing model for the years ended December 31, 2019 and 2018 were as follows:

	Year Ended December 31,
	2019	2018
Dividend yield	-%	-%
Volatility	79%	69%
Risk-free interest rate	2.30%	2.69%
Expected lives (years)	4.0	4.0
Weighted average grant date fair value	$0.55	$0.51

             The allocation of employee and director stock-based compensation expense by functional area for the years ended December 31, 2019 and 2018 was as follows:

	Year Ended December 31,
(in thousands)	2019	2018
Cost of sales	$67	$91
Research and development	4	6
Sales and marketing	122	112
General and administrative	942	982
Total	$1,135	$1,191

As of December 31, 2019, total unrecognized compensation cost related to unvested stock option awards was approximately $1,633,000 and the related weighted average period over which it is expected to be recognized was 2.54 years.

401(k) Plan

The Company’s 401(k) Plan allows eligible employees to defer up to an annual limit of the lesser of 90.0% of eligible compensation or a maximum contribution amount subject to the Internal Revenue Service annual contribution limit. The Company is not required to make contributions under the 401(k) Plan. During the years ended December 31, 2019 and 2018, the Company did not contribute to the 401(k) Plan.

NOTE 10:Income Taxes

There was no income tax expense or benefit for the years ended December 31, 2019 or 2018 because of net losses during those years. These net losses were generated from domestic operations.

Based on the available objective evidence and uncertainty about the timing and amount of any future profits, the Company believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company has provided a full valuation allowance against its net deferred tax assets at December 31, 2019 and 2018.

The components of net deferred tax assets (liabilities) at December 31, 2019 and 2018 were as follows:

	Year Ended December 31,
(in thousands)	2019	2018
Deferred tax assets:
Net operating losses	$21,024	$20,614
Amortization - R&D intangibles	1,903	2,410
Other	11,577	2,406
Total deferred tax assets	34,504	25,430
Valuation allowance	(34,504)	(25,430)
Deferred tax assets	$-	$-

Deferred tax liabilities:
Other	$-	$-
Deferred tax liabilities	$-	$-

Net deferred tax asset	$-	$-

The reconciliation of the statutory federal income tax rate to the Company’s effective tax rate for the years ended December 31, 2019 and 2018 was as follows:

	Year Ended December 31,
	2019	2018
Tax at federal statutory rate	21%	21%
State tax, net of federal benefit	2	1
Valuation allowance	(19)	(19)
Permanent items	(1)	-
Change in Federal Tax Rate (2017 Tax Reform)	-	2
Other	(3)	(5)
Effective income tax rate	-%	-%

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

Company management believes that it is more likely than not that the benefit from certain deferred tax assets will not be realized due to the history of the Company’s operating losses. In recognition of this risk, the Company has provided a valuation allowance on the deferred tax assets relating to these assets. The valuation allowance was approximately $34,500,000 and $25,400,000 at December 31, 2019 and 2018, respectively. The increase of approximately $9,100,000 between 2018 and 2019 is primarily due to adjustments to the domestic deferred tax assets related to the net operating losses.

The Company files income tax returns in the U.S. and in various state jurisdictions with varying statutes of limitations. The Company has not been audited by the Internal Revenue Service or any state income or franchise tax agency. As of December 31, 2019, the Company’s federal returns for the years ended 2016 through the current period and most state returns for the years ended 2015 through the current period are still open to examination. In addition, all of the net operating loss carryforwards and research and development credits generated in years earlier than 2016 and 2015, respectively, are still subject to Internal Revenue Service audit. The federal and California tax returns for the year ended December 31, 2018 reflect research and development carryforwards of $5,427,000 and $5,330,000, respectively. The Company has recognized additional deferred tax assets for federal and California research and development credits of $0 and $21,000 for the year ended December 31, 2019, respectively.

As of December 31, 2019, the Company’s gross unrecognized tax benefits are approximately $10,644,000 which are attributable to research and development credit carryforwards. A reconciliation of the change in the Company’s unrecognized tax benefits is as follows:

(in thousands)	Federal Tax	State Tax	Total
Balance at December 31, 2017	$5,476	$5,352	$10,828
Return to provision true up	145	(40)	105
Increase in tax position during 2018	16	18	34
Decrease due to expirations during 2018	-	-	-
Balance at December 31, 2018	$5,637	$5,330	$10,967
Return to provision true up	(210)	-	(210)
Increase in tax position during 2019	-	21	21
Decrease due to expirations during 2019	(134)	-	(134)
Balance at December 31, 2019	$5,293	$5,351	$10,644

The increase for the year ended December 31, 2019 relates to a position taken in the current year. The increase for the year ended December 31, 2018 is related to tax positions taken during 2018 and prior years. If the $10,644,000 of unrecognized income tax benefit is recognized, approximately $10,644,000 would impact the effective tax rate in the period in which each of the benefits is recognized.

The Company recognizes interest and penalties related to unrecognized tax benefits within the interest expense line and other expense line, respectively, in the consolidated statement of operations and comprehensive loss. The Company has not recorded any interest or penalties as a result of uncertain tax positions as of December 31, 2019 and 2018. Accrued interest and penalties would be included within the related liability in the consolidated balance sheet.

NOTE 11:Related Party Transactions

On December 18, 2017, the Company entered into a consulting agreement for a term of up to five months with the Company’s former Senior Vice President, Finance and Chief Accounting Officer. Pursuant to the terms of the consulting agreement through May 15, 2018, the consultant provided accounting and finance services related to the transition of financial leadership. The Company agreed to pay $150 per hour for such consulting services. The consultant also remained eligible for payout under the Company’s 2017 Corporate Incentive Plan after he satisfactorily met certain performance obligations as outlined in the consulting agreement. During the years ended December 31, 2019 and 2018, the consultant was paid an aggregate of $0 and $53,925 for services provided pursuant to the consulting agreement.

NOTE 12:SUBSEQUENT EVENTS

On February 19, 2020, the Company finalized an in-network contract agreement with CIGNA. This agreement includes OVA1 and Overa, as well as our ovarian and carrier genetics testing panels. The final agreed prices will be effective April 1, 2020.

On March 11, 2020, the World Health Organization declared the outbreak of the novel coronavirus (“COVID-19”) a global pandemic, which continues to spread throughout the United States and around the world. This outbreak has severely impacted global economic activity, and many countries and many states in the United States have reacted to the outbreak by instituting quarantines, mandating business and school closures and restricting travel. In addition, many conventions and industry conferences have been canceled. As of the date of the filing of this annual report on Form 10-K, the Company expects the COVID-19 pandemic and actions taken to contain it to decrease our travel and convention-related expenses for 2020. The Company is taking several measures to minimize the impact of the current closures and quarantines. The Company’s salespeople are experiencing limitations on their ability to physically visit physician offices. The Company is evaluating other means of coverage such as virtual sales rep meetings and leveraging social media. While these disruptions could be temporary, continued disruption may negatively impact sales for 2020 and the Company’s overall liquidity. The full impact of COVID-19 continues to evolve as the date of this filing. As a result, the Company is not able to estimate the effects of COVID-19 on its results of operations, financial condition, or liquidity for 2020.

On March 27, 2020, the U.S federal government enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The CARES Act is an emergency economic stimulus package in response to the coronavirus outbreak which, among other things, contains numerous income tax provisions. Some of these tax provisions are expected to be effective retroactively for years ending before the date of enactment. The Company is currently evaluating the implications of the CARES Act, and its impact on the financial statements and related disclosures has not yet been determined.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vermillion, Inc.
Date: April 7, 2020	/s/ Valerie B. Palmieri
Valerie B. Palmieri President and Chief Executive Officer (Principal Executive Officer)
Date: April 7, 2020	/s/ Robert Beechey
Robert Beechey Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Valerie B. Palmieri Valerie B. Palmieri	President and Chief Executive Officer (Principal Executive Officer) and Director	April 7, 2020
/s/ Robert Beechey Robert Beechey	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	April 7, 2020
/s/ James T. LaFrance James T. LaFrance	Chairman of the Board of Directors	April 7, 2020
/s/ James S. Burns James S. Burns	Director	April 7, 2020

/s/ Nancy Cocozza Nancy Cocozza	Director	April 7, 2020

/s/ Veronica G. H. Jordan Veronica G. H. Jordan	Director	April 7, 2020
/s/ David Schreiber David Schreiber	Director	April 7, 2020

1