Form 10-Q
period 2020-03-31
VERMILLION, INC.
filed 2020-05-14
CIK 926617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of April 30, 2020, the registrant had 97,377,890 shares of common stock, par value $0.001 per share, outstanding.

VERMILLION, INC.

FORM 10-Q

For the Quarter Ended March 31, 2020

The following are registered and pending trademarks of Vermillion, Inc.: Vermillion®, OVA1®, Overa® and ASPiRA GenetiXSM.

PART I - FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

Vermillion, Inc.

Condensed Consolidated Balance Sheets

(Amounts in Thousands, Except Share and Par Value Amounts)

(Unaudited)

	March 31,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$8,132	$11,703
Accounts receivable	946	924
Prepaid expenses and other current assets	845	758
Inventories	63	25
Total current assets	9,986	13,410
Property and equipment, net	318	353
Other assets	49	65
Total assets	$10,353	$13,828

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,595	$1,158
Accrued liabilities	2,164	2,588
Short-term debt	194	193
Other current liabilities	32	39
Total current liabilities	3,985	3,978
Non-current liabilities:
Long-term debt	1,050	1,099
Other non-current liabilities	16	13
Total liabilities	5,051	5,090
Commitments and contingencies (Note 3)
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding at March 31, 2020 and December 31, 2019	-	-
Common stock, par value $0.001 per share, 150,000,000 shares authorized at March 31, 2020 and December 31, 2019; 97,288,657 and 97,286,157 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	97	97
Additional paid-in capital	431,072	430,802
Accumulated deficit	(425,867)	(422,161)
Total stockholders’ equity	5,302	8,738
Total liabilities and stockholders’ equity	$10,353	$13,828

See accompanying notes to the unaudited condensed consolidated financial statements.

Vermillion, Inc.

Condensed Consolidated Statements of Operations

(Amounts in Thousands, Except Share and Per Share Amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
Revenue:
Product	$1,210	$779
Service	10	24
Total revenue	1,220	803
Cost of revenue(1):
Product	795	516
Service	5	178
Total cost of revenue	800	694
Gross profit	420	109
Operating expenses:
Research and development(2)	395	209
Sales and marketing(3)	2,115	2,364
General and administrative(4)	1,710	1,255
Total operating expenses	4,220	3,828
Loss from operations	(3,800)	(3,719)
Interest income, net	8	7
Other income (expense), net	86	(4)
Net loss	$(3,706)	$(3,716)
Net loss per share - basic and diluted	$(0.04)	$(0.05)
Weighted average common shares used to compute basic and diluted net loss per common share	97,287,461	75,507,532
Non-cash stock-based compensation expense included in cost of revenue and operating expenses:
(1) Cost of revenue	$25	$16
(2) Research and development	-	2
(3) Sales and marketing	42	22
(4) General and administrative	202	144

See accompanying notes to the unaudited condensed consolidated financial statements.

Vermillion, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(Amounts in Thousands, Except Share Amounts)

(Unaudited)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2019	-	$-	97,286,157	$97	$430,802	$(422,161)	$8,738
Net loss	-	-	-	-	-	(3,706)	(3,706)
Common stock issued in conjunction with exercise of stock options	-	-	2,500	-	1	-	1
Stock compensation charge	-	-	-	-	269	-	269
Balance at March 31, 2020	-	$-	97,288,657	$97	$431,072	$(425,867)	$5,302

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2018	-	$-	75,501,394	$75	$414,001	$(406,924)	$7,152
Net loss	-	-	-	-	-	(3,716)	(3,716)
Common stock issued in conjunction with exercise of stock options	-	-	19,687	-	17	-	17
Common stock issued for restricted stock awards	-	-	11,667	-	3	-	3
Stock compensation charge	-	-	-	-	181	-	181
Balance at March 31, 2019	-	$-	75,532,748	$75	$414,202	$(410,640)	$3,637

See accompanying notes to the unaudited condensed consolidated financial statements.

Vermillion, Inc.

Condensed Consolidated Statements of Cash Flows

(Amounts in Thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(3,706)	$(3,716)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	56	124
Stock-based compensation expense	269	184
Loss on sale and disposal of property and equipment	2	1
Changes in operating assets and liabilities:
Accounts receivable	(111)	87
Prepaid expenses and other assets	14	(43)
Inventories	(38)	(6)
Accounts payable, accrued liabilities and other liabilities	13	261
Net cash used in operating activities	(3,501)	(3,108)
Cash flows from investing activities:
Purchase of property and equipment	(23)	(49)
Proceeds from sale of property and equipment	-	1
Net cash used in investing activities	(23)	(48)
Cash flows from financing activities:
Principal repayment of DECD loan	(48)	(47)
Proceeds from issuance of common stock from exercise of stock options	1	17
Net cash used in financing activities	(47)	(30)
Net decrease in cash and cash equivalents	(3,571)	(3,186)
Cash and cash equivalents, beginning of period	11,703	9,360
Cash and cash equivalents, end of period	$8,132	$6,174
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	9	11
Supplemental disclosure of noncash investing and financing activities:
Net increase in other assets/other liabilities for right of use assets	1	147

See accompanying notes to the unaudited condensed consolidated financial statements.

Vermillion, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.   ORGANIZATION, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

Organization

Vermillion, Inc. (“Vermillion”; Vermillion and its wholly-owned subsidiaries are collectively referred to as the “Company,” “we,” “our,” or “us”) is incorporated in the state of Delaware, and is engaged in the business of developing and commercializing diagnostic tests for gynecologic disease. The Company sells OVA1,Overa and OVA1PLUS risk of malignancy tests for ovarian cancer (“OVA1,” “Overa,” and “OVA1PLUS,” respectively) through Vermillion’s wholly-owned Clinical Laboratory Improvement Amendments of 1988 (“CLIA”) certified clinical laboratory, ASPiRA LABS, Inc. (“ASPiRA LABS”). The Company also sells a product for genetic testing for specific women’s health diseases, called ASPiRA GenetiX, with a core focus on ovarian cancer.

The Company has historically also offered in-vitro diagnostic (“IVD”) trial services to third-party customers through its wholly-owned subsidiary, ASPiRA IVD, Inc. (“ASPiRA IVD”), which commenced operations in June 2016. ASPiRA IVD was a specialized, CLIA certified, laboratory provider dedicated to meeting the unique testing needs of IVD manufacturers seeking to commercialize high-complexity assays. The Company has discontinued pursuing contracts for ASPiRA IVD and its contractual commitments were concluded in the fourth quarter of 2019.

Liquidity

The Company has incurred significant net losses and negative cash flows from operations since inception, and as a result has an accumulated deficit of approximately $425,867,000 and limited liquidity at March 31, 2020. The Company also expects to incur a net loss and negative cash flows from operations for 2020.  Given these conditions, there is substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date these consolidated financial statements are issued. The consolidated financial statements have been prepared on a going concern basis and do not contain any adjustments as a result of these uncertainties.

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China. The novel coronavirus has since spread to over 100 countries, including every state in the United States. In March 2020, the World Health Organization declared COVID-19, the disease caused by the novel coronavirus, a pandemic, and the United States declared a national emergency with respect to the coronavirus outbreak. This outbreak has severely impacted global economic activity, and many countries and many states in the United States have reacted to the outbreak by instituting quarantines, mandating business and school closures and restricting travel. In addition, many conventions and industry conferences have been canceled.

As a result of the COVID-19 pandemic and actions taken to contain it, our test volume, and resulting revenue, has decreased significantly in late March and April 2020 as fewer patients are visiting their physicians and elective surgeries have been postponed as a result of closures. Although we have seen some increases in late April and early May 2020, it is uncertain what the duration of the decreased test volumes might be. In order to reduce the impact of limitations on visiting physician offices due to the current closures and quarantines, we have implemented other means of coverage such as virtual sales representative meetings and increased digital sales and marketing. Enrollment for future studies may also be delayed due to the impact of current closures. The full impact of the COVID-19 pandemic continues to evolve as of the date of this filing. As a result, we are unable to estimate the extent of the impact of the COVID-19 pandemic on our liquidity.

As discussed in Note 4, on June 28, 2019, the Company completed a public offering (the “Offering”), pursuant to which certain investors purchased Vermillion common stock for net proceeds of approximately $13,521,000 after deducting underwriting discounts, commissions and other expenses related to the offering. On July 2, 2019, William Blair & Company, L.L.C., the sole underwriter of the Offering, exercised its option to purchase additional shares of Vermillion common stock for net proceeds of $2,092,000, after deducting underwriting discounts, commissions and other expenses related to the offering.

As discussed in Note 3, in March 2016, the Company entered into an agreement (as amended, the “Loan Agreement”), pursuant to which it may borrow up to $4,000,000 from the State of Connecticut Department of Economic and Community Development (the “DECD”). An initial disbursement of $2,000,000 was made to the Company on April 15, 2016 under the Loan Agreement. The remaining $2,000,000 will be advanced if and when the Company achieves certain future milestones. The loan may be prepaid at any time without premium or penalty.

As discussed in Note 3, on May 1, 2020, the Company obtained a loan (the “PPP Loan”) from BBVA USA in the aggregate amount of $1,005,767, pursuant to the Paycheck Protection Program (the “PPP”), which was established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), as administered by the U.S. Small Business Administration (the “SBA”).

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

The unaudited condensed consolidated financial statements and related disclosures have been prepared with the presumption that users of the interim unaudited condensed consolidated financial statements have read or have access to the audited consolidated financial statements for the preceding fiscal year. The condensed consolidated balance sheet at December 31, 2019 included in this report has been derived from the audited consolidated financial statements at that date but does not include all the information and footnotes required by GAAP. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2019 included in Vermillion’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on April 7, 2020 (the “2019 Annual Report”).

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimated results.

In August 2018, the Financial Accounting Standards Board (the “FASB”) issued ASU 2018-15, Intangibles-Goodwill and Other-Internal Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”). ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a cloud computing arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. ASU 2018-15 is effective for annual and interim periods beginning after December 15, 2019, with early adoption permitted. The Company adopted ASU 2018-15 effective on January 1, 2020, using the prospective transition approach, which allows the Company to change the accounting method without restating prior periods or booking cumulative adjustments. The adoption of ASU 2018-15 did not have a material impact on the Company’s consolidated financial statements.

Significant Accounting and Reporting Policies

Revenue Recognition

Product Revenue – OVA1, Overa and OVA1PLUS:  The Company recognizes product revenue in accordance with the provisions of ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). Product revenue is recognized upon completion of the OVA1, Overa or OVA1PLUS test and delivery of results to the physician based on estimates of amounts that will ultimately be realized. In determining the amount of revenue to be recognized for a delivered test result, the Company considers factors such as payment history and amount, payer coverage, whether there is a reimbursement contract between the payer and the Company, and any current developments or changes that could impact reimbursement. These estimates require significant judgment by management as the collection cycle on some accounts can be as long as one year.

The Company also reviews its patient account population and determines an appropriate distribution of patient accounts by payer (i.e., Medicare, patient pay, other third-party payer, etc.) into portfolios with similar collection experience. The Company has elected this practical expedient that, when evaluated for collectability, results in a materially consistent revenue amount for such portfolios as if each patient account were evaluated on an individual contract basis. During the quarter ended March 31, 2020, there were approximately $14,000 of downward adjustments to estimates to recognize revenue for services provided in a prior period. There were no impairment losses on accounts receivable recorded during the quarters ended March 31, 2020 and 2019.

Product Revenue – ASPiRA GenetiX: Under ASC 606, the Company’s genetics revenue is recognized upon completion of the ASPiRA GenetiX test and delivery of results to the physician based on estimates of amounts that will ultimately be realized. In determining the amount of revenue to be recognized for a delivered test result, the Company considers factors such as payment history and amount, payer coverage, whether there is a reimbursement contract between the payer and the Company, and any current developments or changes that could impact reimbursement. These estimates require significant judgment by management as the Company has limited experience with such factors relating to ASPiRA GenetiX.

Service Revenue: The Company’s service revenue was generated by performing IVD trial services for third-party customers. Measurement of progress on contracts with customers was generally based on the input measurement of cost incurred relative to the total expected costs to satisfy the performance obligation. We do not expect to have any significant service revenue going forward as we wound down the ASPiRA IVD subsidiary in the fourth quarter of 2019.

Recent Accounting Pronouncements

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

2.   AGREEMENTS WITH QUEST DIAGNOSTICS INCORPORATED

In March 2015, the Company entered into a commercial agreement with Quest Diagnostics, Incorporated (“Quest Diagnostics”). Pursuant to this agreement, all OVA1 U.S. testing services for Quest Diagnostics customers were transferred to Vermillion’s wholly-owned subsidiary, ASPiRA LABS, as of August 2015. Pursuant to this agreement, as amended as of April 10, 2015, March 11, 2017, March 1, 2018 and March 11, 2020, Quest Diagnostics has continued to provide blood draw and logistics support by transporting specimens from its clients to ASPiRA LABS for testing in exchange for a market value fee.

3.   COMMITMENTS AND CONTINGENCIES

Coronavirus Aid, Relief, and Economic Security (CARES) Act and Paycheck Protection Program Loan

On March 27, 2020, the U.S federal government enacted the CARES Act. The CARES Act is an emergency economic stimulus package in response to the coronavirus outbreak. The Company continues to evaluate the impact of the CARES Act on its business, future financial condition and results of operations but, with the exception of the PPP Loan described below, did not note a material impact of the CARES Act for the three months ended March 31, 2020.

On May 1, 2020, we obtained the PPP Loan from BBVA USA in the aggregate amount of $1,005,767, pursuant to the PPP, which was established under the CARES Act, as administered by the SBA. The application for these funds required the Company to, in good faith, certify that the described economic uncertainty at the time made the loan request necessary to support the ongoing operations of the Company. This certification further required the Company to take into account its current business activity and its ability to access other sources of liquidity sufficient to support ongoing operations in a manner that was not significantly detrimental to the business. Under the terms of the CARES Act and the PPP, all or a portion of the principal amount of the PPP Loan is subject to forgiveness so long as, over the eight-week period following our receipt of the proceeds of the PPP Loan, the Company uses those proceeds for payroll costs, rent, utility costs or the maintenance of employee and compensation levels. The PPP Loan, which was granted pursuant to a Promissory Note, matures on May 1, 2022. Any unforgiven portion of the PPP Loan bears interest at a rate of 1.000% per annum, payable monthly in equal installments commencing on December 1, 2020.

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

An initial disbursement of $2,000,000 was made to the Company on April 15, 2016 under the Loan Agreement. The remaining $2,000,000 will be advanced if and when the Company achieves certain other future milestones. The loan may be prepaid at any time without premium or penalty. On each of March 7, 2018 and April 3, 2020, the Company amended the Loan Agreement to adjust the future milestones which would allow the Company to continue to be eligible to borrow the remaining $2,000,000. The April 2020 amendment changes the criteria for receiving the next $1,000,000 available under the Loan Agreement by reducing from 40 to 25 the number of full-time employees that the Company is required to hire, by changing the date on or before which the Company must meet this requirement from March 1, 2021 to December 31, 2020, and by increasing the required capital investment of the Company from $18,000,000 to $18,800,000. Although the criteria for receiving the final $1,000,000 available under the loan were not changed as part of the April 2020 amendment, such disbursement is also conditioned on the Company meeting the requirements described above.

Under the terms of the Loan Agreement, as amended, the Company may be eligible for forgiveness of up to $1,500,000 of the principal amount of the loan if the Company achieves certain job creation and retention milestones by December 31, 2022. Conversely, if the Company is either unable to meet these job creation and retention milestones, namely, hiring 25 full-time employees with a specified average annual salary on or before December 31, 2020 or retaining such employees for a consecutive two-year period or does not maintain the Company’s Connecticut operations for a period of 10 years, the DECD may require early repayment of a portion or all of the loan depending on job attainment as compared to the required amount plus a penalty of 5% of the total funded loan.

Operating Leases

The Company leases facilities to support its business of discovering, developing and commercializing diagnostic tests in the fields of gynecologic disease. The Company’s principal facility, including the CLIA laboratory used by ASPiRA LABS, is located in Austin, Texas, and the CLIA laboratory that was used by ASPiRA IVD is located in Trumbull, Connecticut. The Austin, Texas lease expires on January 31, 2021 with no automatic renewal or renewal option.

In October 2015, the Company entered into a lease agreement for a facility in Trumbull, Connecticut. The lease required initial payments for the buildout of leasehold improvements to the office space, which were approximately $596,000. The Company has the right to renew the lease for up to two five-year terms at a rate equal to 90% of the then current fair market rate. The Company’s Trumbull, Connecticut lease expires on June 8, 2021.

The Company is not reasonably certain to exercise the renewal option for its Trumbull, Connecticut lease due to the uncertain nature of its pricing.

The expense associated with these operating leases for the three months ended March 31, 2020 and 2019 is shown in the table below (in thousands).

		Three Months Ended March 31
Lease Cost	Classification	2020	2019
Operating rent expense
	Cost of revenue	$15	$9
	Research and development	11	4
	Sales and marketing	6	8
	General and administrative	14	11

Variable rent expense
	Cost of revenue	$3	$12
	Research and development	1	3
	Sales and marketing	11	10
	General and administrative	14	14

Based on our leases as of March 31, 2020, the table below sets forth the approximate future lease payments related to operating leases with initial terms of one year or more (in thousands).

2020	$24
2021	15
2022	2
2023	3
2024	4
2025	1
Total Operating Lease Payments	49
Less: Interest	(10)
Present Value of Lease Liabilities	39

Weighted-average lease term and discount rate were as follows:

Weighted-average remaining lease term (in years)	2.2
Weighted-average discount rate	7.75%

Non-cancelable Royalty Obligations

The Company is a party to an amended research collaboration agreement with The Johns Hopkins University School of Medicine under which the Company licenses certain of its intellectual property directed at the discovery and validation of biomarkers in human subjects, including but not limited to clinical application of biomarkers in the understanding, diagnosis and management of human disease. Under the terms of the amended research collaboration agreement, Vermillion is required to pay the greater of 4% royalties on net sales of diagnostic tests using the assigned patents or annual minimum royalties of $57,500. Royalty expense for the three months ended March 31, 2020 and 2019 totalled $46,000 and $31,000, respectively.

4.   STOCKHOLDERS’ EQUITY

2019 Offering

On June 26, 2019, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with William Blair & Company, L.L.C., as the sole underwriter (the “Underwriter”), in connection with an underwritten public offering of 18,750,000 shares of the Company’s common stock, par value $0.001 per share.

Pursuant to the Underwriting Agreement, the Company agreed to issue and sell an aggregate of 18,750,000 shares of Vermillion common stock offered by the Underwriter in a public offering at a price of $0.80 per share (the “Offering”). The Offering closed on June 28, 2019 and resulted in net proceeds to the Company, of approximately $13,521,000 after deducting expenses of approximately $1,500,000.

Under the Underwriting Agreement, the Company granted the Underwriter an option to purchase up to an additional 2,812,500 shares of Vermillion common stock at the public offering price, less underwriting discounts and commissions. On July 2, 2019, the Underwriter exercised its option to purchase 2,812,500 shares of Vermillion common stock at a price of $0.80 per share and resulted in proceeds to the Company of $2,092,000, after deducting underwriting discounts, commissions and other expenses related to the offering.

2010 Stock Incentive Plan

The Company’s employees, directors, and consultants were eligible to receive awards under the Vermillion, Inc. Second Amended and Restated 2010 Stock Incentive Plan, which was replaced by the 2019 Plan (as defined below) with respect to future equity grants. As of March 31, 2020, a total of 5,860,377 shares of Vermillion common stock were reserved with respect to outstanding stock options and unvested restricted stock awards.

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

Subject to the terms and conditions of the 2019 Plan, the initial number of shares authorized for grants under the 2019 Plan is 10,492,283. To the extent an equity award granted under the 2019 Plan expires or otherwise terminates without having been exercised or paid in full, or is settled in cash, the shares of common stock subject to such award will become available for future grant under the 2019 Plan. As of March 31, 2020, a total of 10,492,283 shares of common stock had been reserved for issuance under the 2019 Plan, of which 3,515,708 shares of common stock are subject to outstanding stock options.

Stock-Based Compensation

During the three months ended March 31, 2020, the Company awarded the Company’s non-employee directors an aggregate of 356,940 shares of restricted stock under the 2019 Plan, having a grant date of March 19,  2020 and a grant date fair value of approximately $243,000. The vesting of these shares of restricted stock is as follows: 25% on April 1, 2020; 25% on June 1, 2020; 25% on September 1, 2020; and 25% on December 1, 2020.  During the three months ended March 31,  2020, the Company also granted the Company’s non-employee directors options to purchase an aggregate of 498,768 shares of Vermillion common stock with an exercise price of $0.68 per share.

During the three months ended March 31, 2020, the Company granted certain consultants options to purchase 50,000 shares of Vermillion common stock under the 2019 Plan. with an exercise price of $0.82 per share.

These stock options have performance-based vesting conditions based on certain metrics through March 31, 2021.  The Company also granted certain consultants options to purchase an aggregate of 41,000 shares of Vermillion common stock with an exercise price of $0.68 per share.

During the three months ended March 31, 2020, the Company granted certain officers and employees options to purchase an aggregate of 850,000 shares of Vermillion common stock with an exercise price of $0.82 per share. These stock options were granted under the 2019 Plan and have performance-based vesting conditions based on certain metrics through March 31, 2021.

During the three months ended March 31, 2020,  the Company granted certain officers and employees options to purchase an aggregate of 24,000 shares of Vermillion common stock with an exercise price of $0.77 per share and 1,500,000 shares of Vermillion common stock with an exercise price of $0.68 per share. These stock options were granted under the 2019 Plan and vest 25% on each of the four anniversaries of the vesting commencement date for each such stock option.

The allocation of employee stock-based compensation expense by functional area for the three months ended March 31, 2020 and 2019 was as follows:

	Three Months Ended
	March 31,
(in thousands)	2020	2019
Cost of revenue	$23	$12
Research and development	—	2
Sales and marketing	37	20
General and administrative	201	143
Total	$261	$177

5.   LOSS PER SHARE

The Company calculates basic loss per share using the weighted average number of shares of Vermillion common stock outstanding during the period. Because the Company is in a net loss position, diluted loss per share is calculated using the weighted average number of shares of Vermillion common stock outstanding and excludes the effects of 12,543,364 and 10,144,433 potential shares of Vermillion common stock as of March 31, 2020 and 2019, respectively, that are anti-dilutive. Potential shares of Vermillion common stock include incremental shares of Vermillion common stock issuable upon the exercise of outstanding warrants, stock options and unvested restricted stock units.

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

Examples of forward-looking statements regarding our business include the following:

•	our anticipated use of proceeds under the PPP Loan (as defined below);
•	projections or expectations regarding our future test volumes, revenue, cost of revenue, operating expenses, cash flow, results of operations and financial condition;
•	our plan to broaden our commercial focus from ovarian cancer to differential diagnosis of women with a range of gynecological disorders;
•	our planned business strategy and the anticipated timing of the implementation thereof;
•	plans with respect to our market expansion and growth, including plans to market OVA1, Overa, OVA1PLUS and ASPiRA GenetiX outside the United States;
•	plans to develop new algorithms and molecular diagnostic tests;
•	plans to develop a product or tool combining OVA1PLUS with results of a symptom index;
•	plans regarding our ability to develop a product to assess the risk of gynecologic diseases that are difficult to detect through OVAinherit screening;
•	plans to establish payer coverage for Overa and ASPiRA GenetiX separately and expand coverage for OVA1;
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

•	expectations relating to research and development expenses;
•	anticipated efficacy of our products, product development activities and product innovations;
•	expected competition in the markets in which we compete;
•	plans with respect to ASPiRA LABS, Inc. (“ASPiRA LABS”), including plans to expand ASPiRA LABS’ testing capabilities;
•	expectations regarding future services provided by Quest Diagnostics Incorporated (“Quest Diagnostics”);
•	plans to expand our product offering to additional pelvic disease conditions, including endometriosis;
•	plans to develop an ethnicity-specific pelvic mass risk assessment;
•	plans to expand our portfolio of products using genetics, proteins and other modalities to assess the risk of other gynecologic diseases that cannot be access through a traditional biopsy;
•	plans to commercialize Overa and ASPiRA GenetiX, our offering to detect hereditary breast and ovarian cancer syndrome and carriers of the gene;
•	plans to commercialize OVA1, Overa, OVA1PLUS and ASPiRA GenetiX on a global level;
•	plans to develop informatics products and develop and perform laboratory developed tests (“LDTs”);
•	plans with respect to the Company’s pelvic mass registry;
•	our ability to improve sensitivity and specificity over traditional diagnostic biomarkers;
•	expectations regarding existing and future collaborations and partnerships, including OVA1, Overa, OVA1PLUS and ASPiRA GenetiX distribution and technology transfer agreements;
•	plans regarding future publications;

•

our continued ability to comply with applicable governmental regulations, expectations regarding pending regulatory submissions and plans to seek regulatory approvals for our tests outside the United States;

•	our ability to obtain and maintain the regulatory approvals required to market OVA1, Overa, OVA1PLUS and ASPiRA GenetiX in other countries;
•	our continued ability to expand and protect our intellectual property portfolio;
•	anticipated liquidity and capital requirements;
•	anticipated future losses and our ability to continue as a going concern;
•	expectations regarding the second disbursement from our financing arrangement, as amended, with the State of Connecticut Department of Economic and Community Development (the “DECD”);
•	expected expenditures, including the expected decrease in expenses related to sales and marketing of OVA1, Overa, OVA1PLUS and ASPiRA GenetiX in 2020;
•	expectations regarding the results of our clinical utility studies and our ability to recruit patients to participate in such studies;
•	our ability to use our net operating loss carryforwards;
•	anticipated future tax liability under U.S. federal and state income tax legislation;
•	expected market adoption of our diagnostic tests, including OVA1, Overa, OVA1PLUS and ASPiRA GenetiX;
•	expectations regarding our ability to launch new products we develop, license, co-market or acquire;
•	expectations regarding the size of the markets for our products;
•	expectations regarding raising capital and the amount of financing anticipated to be required to fund our planned operations;
•	expectations regarding reimbursement for our products, and our ability to obtain such reimbursement, from third-party payers such as private insurance companies and government insurance plans;
•	expectations regarding our first diagnostic algorithm LDT, OVANex, formerly referred to as Diagnostic Algorithm #1 and Watch and Wait, and studies relating thereto;
•	expectations regarding our second diagnostic algorithm LDT, Endocheck, formerly referred to as Diagnostic Algorithm #2, and studies relating thereto;
•	expectations regarding the wind down of our ASPiRA IVD, Inc. (“ASPiRA IVD”) subsidiary and future service revenue;
•	plans to begin offering COVID-19 antigen and antibody testing and to support the State of Connecticut with its testing needs; and
•	expectations regarding the impacts resulting from or attributable to the COVID-19 pandemic.

Forward-looking statements are subject to significant risks and uncertainties, including those discussed in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019 (our “2019 Annual Report”) as supplemented by the section entitled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q, that could cause actual results to differ materially from those projected in such forward-looking statements due to various factors, including our ability to continue as a going concern; our ability to increase the volume of our product sales; failures by third-party payers to reimburse OVA1 or Overa or changes or variances in reimbursement rates; our ability to secure additional capital on acceptable terms to execute our business plan; our ability to comply with Nasdaq’s continued listing requirements to remain publicly traded; in the event that we succeed in commercializing OVA1, Overa, OVA1PLUS and ASPiRA GenetiX outside the United States, the political, economic and other conditions affecting other countries; our ability to continue developing existing technologies; our ability to develop and commercialize additional diagnostic products and achieve market acceptance with respect to these products; our ability to compete successfully; our ability to obtain any regulatory approval required for our future diagnostic products; our or our suppliers’ ability to comply with Food and Drug Administration (“FDA”) requirements for production, marketing and post-market monitoring of our products; additional costs that may be required to make further improvements to our manufacturing operations; our ability to maintain sufficient or acceptable supplies of immunoassay kits from our suppliers; our ability to continue to develop, protect and promote our proprietary technologies; our ability to use intellectual property directed to diagnose biomarkers; our ability to successfully defend our proprietary technology against third parties; future litigation against us, including infringement of intellectual property and product liability exposure; our ability to retain key employees; business interruptions; changes in healthcare policy; our ability to comply with environmental laws; our ability to comply with the additional laws and regulations that apply to us in connection with the operation of ASPiRA LABS; our ability to comply with FDA regulations that relate to our products and to obtain any FDA clearance or approval required to develop and perform LDTs; our ability to integrate and achieve anticipated results from any acquisitions or strategic alliances; our ability to use our net operating loss carryforwards; the liquidity and trading volume of our common stock; the concentration of ownership of our common stock; and impacts resulting from or relating to the COVID-19 pandemic and actions taken to contain it.

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

We currently market and sell the following products and related services: (1) OVA1, a blood test designed to, in addition to a physician’s clinical assessment of a woman with a pelvic mass, identify women who are at high risk of having a malignant ovarian tumor prior to planned surgery; (2) Overa, a second-generation biomarker panel intended to maintain our product’s high sensitivity while improving specificity; (3) OVA1PLUS, a service offering combining our OVA1 and Overa products, designed to improve accuracy and reduce false elevations in the intermediate risk area by nearly 40% by leveraging the strengths of OVA1’s (MIA) sensitivity and Overa’s (MIA2G) specificity; and (4) ASPiRA GenetiX, a genetic test for specific women’s health diseases, initially focused on detecting hereditary breast and ovarian cancer syndrome (“HBOC”) and carriers of the gene. OVA1 received FDA clearance in September 2009, and Overa received FDA clearance in March 2016. OVA1 and Overa each use the Roche cobas 4000, 6000 and 8000 platforms. Through March 31,  2020,  our product and related services revenue has been limited to revenue generated by sales of OVA1, with ASPiRA GenetiX revenue beginning in the fourth quarter of 2019.

We are developing three additional products and related services, including two diagnostic algorithms as part of an LDT product series, OVANex and Endocheck and a high-risk screening algorithm, OVAinherit, for patients who are genetically predisposed to ovarian cancer.

•

OVANex focuses on monitoring women with pelvic masses, and will include not only biomarkers, but also clinical risk factors, and potentially other diagnostics and patient history data to boost predictive value.

•

Endocheck will focus on endometriosis and is being developed to act as an aid in detection of endometriosis. Current detection methods for endometriosis require a surgical biopsy, while EndoCheck is intended to address this large patient population using less invasive techniques.

•	The OVAinherit high-risk screening tool will use genetics, proteins and other modalities to assess the risk of other gynecologic diseases that cannot be assessed through a traditional biopsy.

We ultimately plan to commercialize each of our products on a global level. We currently hold CE marks for OVA1 and Overa. In addition, each of OVA1 and Overa are already offered on a global testing platform, which allows both tests to be deployed worldwide.

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

Recent Developments

In the first quarter of 2019, we began the development stage of our third-generation technology and first diagnostic algorithm LDT, internally known as OVANex, and formerly referred to as Diagnostic Algorithm #1 and Watch and Wait. The new test will have strong sensitivity and specificity as well as a negative predictive value of greater than 99%, which will allow physicians to serially monitor women with a mass to delay or avoid unnecessary surgery. Tackling serial monitoring, which involves testing each patient two to four times a year, presents a new and potentially large market opportunity for us. The test will be initially launched as a serial monitoring LDT only, but the 2020 prospective monitoring study will be designed to enable us to submit for FDA clearance if we choose to do so. The COVID-19 pandemic could have a  potential impact on the recruitment of patients for the 2020 prospective monitoring study, as well as for additional population-based studies we anticipate conducting in the future. If all goes well with the 2020 prospective monitoring study, we expect a 2021 product launch.

In the fourth quarter of 2019, we completed all outstanding service revenue contracts relating to our ASPiRA IVD subsidiary. We are no longer pursuing in-vitro diagnostic contracts and have fulfilled all contractual obligations under previous contracts. All ASPiRA IVD direct employees and contract labor have been terminated.

In August 2019, we received a deficiency letter from the Listing Qualifications Department of the Nasdaq Stock Market (“Nasdaq”) stating that, for the preceding 30 consecutive business days, the closing bid price for Vermillion common stock was below the minimum of $1.00 per share, as is required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2). In accordance with the Nasdaq rules, we were provided an initial period of 180 calendar days, or until January 29, 2020, to regain compliance with the minimum bid price requirement. On January 30, 2020, we were granted an additional 180-calendar day compliance period to regain compliance with the minimum bid price requirement. On April 27, 2020, we were notified by Nasdaq that we had regained compliance. There is no assurance that we will maintain compliance with this or any of the other Nasdaq continued listing requirements.

On March 11, 2020, we entered into an Amendment No. 4 to Testing and Services Agreement (the “Amendment”) with Quest Diagnostics. The Amendment amends that certain Testing and Services Agreement, dated as of March 11, 2015 (as previously amended as of April 10, 2015, March 11, 2017 and March 1, 2018 (the “TSA”). The purpose of the Amendment was to extend the term of the TSA from March 11, 2019 to March 11, 2023 and for the Company to pay an annual fee of $75,000 for the services of a part-time Quest project manager.

On April 3, 2020, we entered into the Second Amendment to Assistance Agreement (the “Amendment”) with the State of Connecticut Department of Economic and Community Development (the “DECD”). The Amendment amends the loan agreement, dated as of March 22, 2016 (as amended on March 7, 2018 and April 3, 2020, the “Loan Agreement”), pursuant to which we may borrow up to $4,000,000 from the DECD. An initial disbursement of $2,000,000 was made to Vermillion on April 15, 2016 under the Loan Agreement. The primary purpose of the Amendment was to amend the conditions of the loan, including the criteria for receiving additional disbursements and the criteria for loan forgiveness. For additional information, see Note 3, “Commitments and Contingencies”, of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

On April 14, 2020, we announced that we are now credentialed with Florida’s State Medicaid program for an estimated additional 3.6 million credentialed Medicaid lives.

COVID-19 Pandemic

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China. The novel coronavirus has since spread to over 100 countries, including every state in the United States. On March 11, 2020, the World Health Organization declared COVID-19, the disease caused by the novel coronavirus, a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to the coronavirus outbreak. This outbreak has severely impacted global economic activity, and many countries and many states in the United States have reacted to the outbreak by instituting quarantines, mandating business and school closures and restricting travel. Patient enrollment for our planned research studies has been lower due to the impact of closures and restricted travel, which could lead to delays in the completion of such studies.  Our commercial efforts to enter into decentralized arrangements with large healthcare networks and supergroups continue to move forward. However, finalization of such deals may be slowed by the pandemic. In addition, many conventions and industry conferences have been canceled.

As a result of the COVID-19 pandemic and actions taken to contain it,  the majority of our employees are working remotely. Our lab operations require on-site essential employees. We have stratified the lab operations team into two separate groups so that if an infection were to occur, it would be localized and not impact the entire workforce.  We believe the lab could continue to operate in the event any isolated infection were to impact a portion of the workforce. In addition, as of the date of the filing of this Form 10-Q, we have at least three months of reagents, one of our key testing supplies, in stock, depending on volume of tests performed, and we are working with the manufacturer to ensure a consistent supply over the next 6 months.

We are committed to following recommended physical and social distancing guidelines in order to reduce the risk of infection for our employees. We have also decreased our travel and convention-related expenses. We are taking several measures to reduce the impact of the current closures and quarantines. For example, because our salespeople are experiencing limitations on their ability to physically visit physician offices, we have implemented other means of coverage such as virtual sales representative meetings and increased digital sales and marketing.  Our sales team will recommence in-person calls to customers as determined on a state by state basis, in accordance with local guidelines. Some states, such as Texas, Tennessee and Georgia, have already allowed such in-person calls. We have developed protocols and training for our team where physical visits are allowed to help ensure employee, customer and patient safety.

Our test volume has decreased significantly as fewer patients are visiting their physicians and elective surgeries have been postponed as a result of closures,  and it is uncertain what the duration of the decreased activity might be. As a result, we are unable to estimate the potential impact of the COVID-19 pandemic on our operations or cash flows as of the date of this filing.

On March 27, 2020, the U.S federal government enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The CARES Act is an emergency economic stimulus package in response to the coronavirus outbreak which, among other things, provides loans, guarantees and subsidies to qualifying businesses and contains numerous income tax provisions. Some of these tax provisions are expected to be effective retroactively for years ending before the date of enactment. The Company continues to evaluate the implications of the CARES Act, and, aside from the below, its future impact on our business, financial condition and results of operations has not yet been determined.

On April 10, 2020, we received a stimulus check of approximately $89,000 from the U.S. Department of Health and Human Services pursuant to the CARES Act.

On May 1, 2020, we were granted a loan (the “PPP Loan”) from BBVA USA in the aggregate amount of $1,005,767, pursuant to the Paycheck Protection Program (the “PPP”), which was established under the CARES Act as administered by the U.S. Small Business Administration (the “SBA”).  Under the terms of the CARES Act and the PPP, all or a portion of the principal amount of the PPP Loan is subject to forgiveness so long as, over the eight-week period following our receipt of the proceeds of the PPP Loan, the Company uses those proceeds for payroll costs, rent, utility costs or the maintenance of employee and compensation levels. We expect to use the proceeds of the PPP Loan in a manner that will qualify for complete forgiveness of the PPP Loan but caution that there can be no assurance that all or any portion of the PPP Loan will be forgiven. The PPP Loan, which was granted pursuant to a Promissory Note, matures on May 1, 2022. Any unforgiven portion of the PPP Loan bears interest at a rate of 1.000% per annum, payable monthly in equal installments commencing on December 1, 2020.

In the second quarter of 2020, we plan to begin running COVID-19 antibody and antigen tests. We are planning two channels for this offering.

•

We are purchasing Roche Elecsys Anti-SARS-CoV-2 Emergency Use Assay kits, which have 99.81% sensitivity and 100% specificity. The test for COVID-19 antibodies will be run in our CLIA laboratory. This test will be part of our current comprehensive pre-surgical risk test offering, which includes testing for proteins and genetics.

•	We are also looking to support the overall COVID-19 testing need in Connecticut. The Company is currently evaluating this possibility with the State of Connecticut.

Strategy

We are focused on the execution of five core strategic business drivers in ovarian cancer diagnostics and specialized laboratory services to build long-term value for our investors:

•

Maximizing the existing OVA1 opportunity in the United States by taking the lead in payer coverage and commercialization of OVA1. This strategy included the launch of a CLIA certified clinical laboratory, ASPiRA LABS, in June 2014, multiple publications, inclusion in the American College of Obstetricians and Gynecologists (“ACOG”) adnexal mass guidelines, payer traction and finally the addition of OVA1 to the CMS National Fee schedule as of January 2018;

•

Expanding the distribution platform beyond the U.S. by launching Overa, a next generation biomarker panel, and OVA1 on the same platform, while building the clinical utility and health economics foundation of both OVA1 and Overa, which we believe may allow for better domestic market penetration and international expansion;

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

In October 2018, ASPiRA LABS launched OVA1PLUS, a clinical pathway which combines the strengths of OVA1 and Overa. This offering helps drive earlier detection, which in turn lowers overall healthcare costs and reduces inefficiencies in the care pathway.

Recent Publications

In parallel to building our OVA platform offering and our commercial deployment, we have been working on several key publications and product extensions.

In June and August 2019, we published two papers on the ethnic disparity in clinical performance between OVA1 and its competitors. “Multivariate Index Assay is Superior to CA125 and HE4 Testing in Detection of Ovarian Malignancy in African American Women” was published by Biomarkers in Cancer, an international peer-reviewed journal.  “Ethnic disparity in clinical performance between multivariate index assay and CA125 in detection of ovarian malignancy” was published in Future Oncology. Collectively, these studies indicated that in a comparison of Overa against Risk of Malignancy Algorithm (“ROMA”) (HE4 + CA125) and CA125, Overa, had the highest sensitivity in detecting malignancy in African American women. The research was initiated after the publication of four independent articles showing that African American and non-Caucasian women demonstrated to have lower CA125 levels than Caucasian women. In African American women, CA125 detected 33.3%, ROMA detected 54.5%, and OVA1 detected 79.1% of ovarian cancers. OVA1 was superior in Caucasian women as well, as it detected 93.2% of ovarian cancers compared with the 82.9% detected by ROMA. These were the first peer reviewed papers on this topic. Our goal is to offer an ethnicity specific pelvic mass risk assessment starting with African American women.

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

In August 2019, a study was published in Journal of Surgical Oncology, titled “Combining A Second-Generation Multivariate Index Assay with Ovarian Imaging Improves the Preoperative Assessment of An Adnexal Mass”. The key conclusion of the study is that Overa® (MIA2G) and pelvic imaging are complementary tests and interpreting them together can provide important information about the malignant risk of an ovarian tumor. For physicians making decisions about a referral to a specialist, the combination of MIA2G with ultrasound has a significantly higher sensitivity when compared with imaging alone.

In March 2020, the results of an OVA1PLUS study were scheduled to be presented as a  poster at the Society of Gynecologic Oncology’s 2020 Annual Meeting on Women’s Cancer (the “SGO Meeting”).  The objective of the study was to determine whether using Overa to perform reflex testing on test results with a high OVA1 score can improve specificity in detection of malignancy in women with adnexal masses, a testing process we refer to as our OVA1PLUS test.  These results indicate that the OVA1PLUS test did improve specificity in detection of ovarian cancers. Although the SGO Meeting was canceled due to the COVID-19 pandemic, the abstract was made available on the SGO Meeting’s website.

Critical Accounting Policies and Estimates

Our product revenue is generated by performing diagnostic services using our OVA1, Overa, OVA1PLUS or ASPiRA GenetiX tests, and the service is completed upon the delivery of the test result to the prescribing physician. The entire transaction price is allocated to the single performance obligation contained in a contract with a patient. Under ASC Topic 606, Revenue from Contracts with Customers, all revenue is recognized upon completion of the test based on estimates of amounts that will ultimately be realized. In determining the amount to accrue for a delivered test result, we consider factors such as payment history and amount, payer coverage, whether there is a reimbursement contract between the payer and us, and any current developments or changes that could impact reimbursement. These estimates require significant judgment by management. We also review our patient account population and determine an appropriate distribution of patient accounts by payer (i.e., Medicare, patient pay, other third-party payer, etc.) into portfolios with similar collection experience. When evaluated for collectability, this results in a materially consistent revenue amount for such portfolios as if each patient account were evaluated on an individual contract basis.

21

Results of Operations - Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

The selected summary financial and operating data of the Company for the three months ended March 31,  2020 and 2019 were as follows:

	Three Months Ended
	March 31,		Increase (Decrease)
(dollars in thousands)	2020	2019	Amount	%
Revenue:
Product	$1,210	$779	$431	55
Service	10	24	(14)	(58)
Total revenue	1,220	803	417	52
Cost of revenue:
Product	795	516	279	54
Service	5	178	(173)	(97)
Total cost of revenue	800	694	106	15
Gross profit	420	109	311	285
Operating expenses:
Research and development	395	209	186	89
Sales and marketing	2,115	2,364	(249)	(11)
General and administrative	1,710	1,255	455	36
Total operating expenses	4,220	3,828	392	10
Loss from operations	(3,800)	(3,719)	(81)	2
Interest income, net	8	7	1	14
Other income (expense), net	86	(4)	90	(2,250)
Net loss	$(3,706)	$(3,716)	$10	(0)

Product Revenue.  Product revenue was $1,210,000 for the three months ended March 31, 2020 compared to $779,000 for the same period in 2019. Revenue for ASPiRA LABS is recognized when the OVA1, Overa, OVA1PLUS or ASPiRA Genetix test is completed based on estimates of what we expect to ultimately realize. The 55% product revenue increase is due to an increase in the number of our tests performed. We expect revenue to decline in the second quarter due to the lower test volume as a result of the COVID-19 pandemic and related closures. The duration of the pandemic and efforts to contain it is uncertain.

The number of OVA1 tests performed increased 58% to approximately 3,654 OVA1 tests during the three months ended March 31, 2020 compared to approximately 2,313 OVA1 tests for the same period in 2019.  Notably, prior to the March 2020 impact of the COVID-19 pandemic, there was an 80% increase in the combined January and February 2020 test volume, when compared to the same period in 2019. Although we expect the test volume to decline in the second quarter due to the COVID-19 pandemic and related closures, we have begun to see an increase in daily test volume during late April and early May 2020, when compared with the daily test volume in late March 2020.

The number of ASPiRA GenetiX tests performed increased to approximately 107 during the three months ended March 31, 2020 compared to none in the same period of 2019. We expect ASPiRA GenetiX test volumes to decline in the second quarter due to the COVID-19 pandemic and related closures.

For the first quarter of 2020, revenue per OVA1 test performed decreased to approximately $324 compared to $337 for the first quarter of 2019. This decrease was driven by an increase in our mix of patient pay revenue in certain sales territories.  Through new contracts and insourcing our billing function, we expect to increase the percentage of revenue we receive from third-party payers as compared with revenue we receive from patient payers, as well as improve collections from patient payers. We expect that the broader economic impacts of the COVID-19 pandemic will have an effect on our collections from patient payers, which may affect our revenue per OVA1 test in the second quarter.

Service Revenue.  Service revenue was $10,000 for the three months ended March 31, 2020 compared to $24,000 for the same period in 2019.  All projects with ASPiRA IVD were completed during 2019 and the subsidiary’s operations were wound down. Some final project closure costs were recognized in 2020, as well as charges to customers for billable project closure support. Revenue for ASPiRA IVD was recognized once certain revenue recognition criteria had been met. We do not expect to have any significant service revenue in 2020.

Cost of Revenue - Product.  Cost of product revenue was $795,000 for the three months ended March 31, 2020 compared to $516,000 for the same period in 2019, representing an increase of 54% due primarily to the addition of ASPiRA GenetiX, as well as increases in variable costs due to increased volume. We expect the cost of product revenue to decrease along with the decrease in volume of tests performed in the second quarter of 2020. We expect to experience lower gross margin percentages as the volume of tests performed decreases due to certain fixed costs that will continue.

Cost of Revenue - Service.  Cost of service revenue was $5,000 for the three months ended March 31, 2020 compared to $178,000 for the same period in 2019. The 97% decrease was due to the wind down of our ASPiRA IVD subsidiary in 2019.

Research and Development Expenses.  Research and development expenses represent costs incurred to develop our technology and carry out clinical studies, and include personnel-related expenses, regulatory costs, reagents and supplies used in research and development laboratory work, infrastructure expenses, contract services and other outside costs. Research and development expenses for the three months ended March 31, 2020 increased by $186,000, or 89%, compared to the same period in 2019. This increase was primarily due to clinical utility and product development costs related to OVANex in 2020 as well as investments in bioinformatics. We expect research and development expenses to decline in the second quarter of 2020, as patient recruitment for studies will be delayed as a result of the COVID-19 pandemic.

Sales and Marketing Expenses.  Our sales and marketing expenses consist primarily of personnel-related expenses, education and promotional expenses, and infrastructure expenses. These expenses include the costs of educating physicians and other healthcare professionals regarding OVA1, Overa, OVA1PLUS and ASPiRA GenetiX. Sales and marketing expenses also include the costs of sponsoring continuing medical education, medical meeting participation, and dissemination of scientific and health economic publications. Sales and marketing expenses for the three months ended March 31, 2020 decreased $249,000, or 11%, compared to the same period in 2019. This decrease was primarily due to decreased headcount and personnel-related expenses in the first quarter of 2020 compared to 2019, as well as reductions in consulting and travel due to the COVID-19 pandemic. We expect sales and marketing expenses to decrease modestly in the second quarter of 2020, due to the continued travel restrictions resulting from the COVID-19 pandemic.

General and Administrative Expenses.  General and administrative expenses consist primarily of personnel-related expenses, professional fees and other costs, including legal, finance and accounting expenses and other infrastructure expenses. General and administrative expenses for the three months ended March 31, 2020 increased by $455,000, or 36%, compared to the same period in 2019. This increase is primarily due to an increase in headcount and personnel-related expenses as well as legal expenses when compared with those in the first quarter of 2019. We expect general and administrative expenses to remain consistent with the first quarter in the second quarter of 2020.

Other Income.  Other income in the first quarter of 2020 consists primarily of the stimulus check received from the U.S. Department of Health and Human Services of approximately $89,000.

Liquidity and Capital Resources

We plan to continue to expend resources selling and marketing OVA1, Overa, OVA1PLUS and ASPiRA GenetiX and developing additional diagnostic tests and service capabilities.

We have incurred significant net losses and negative cash flows from operations since inception. At March 31, 2020 we had an accumulated deficit of $425,867,000 and stockholders’ equity of $5,302,000. As of March 31, 2020, we had $8,132,000 of cash and cash equivalents and $3,985,000 of current liabilities. The Company expects to incur a net loss in 2020 as well. Working capital was $6,001,000 and $9,432,000 at March 31, 2020 and December 31, 2019, respectively.

On June 28, 2019, the Company completed a public offering (the “Offering”) pursuant to which certain investors purchased Vermillion common stock for net proceeds of approximately $13,521,000 after deducting underwriting discounts, commissions and other expenses related to the offering.  On July 2, 2019, William Blair & Company, L.L.C., the sole underwriter of the Offering, exercised its option to purchase additional shares of Vermillion common stock for net proceeds of $2,092,000,  after deducting underwriting discounts,  commissions and other expenses related to the offering.

On March 22, 2016, we entered into the Loan Agreement pursuant to which we may borrow up to $4,000,000 from the DECD. Proceeds from the loan were utilized primarily to fund the build-out, information technology infrastructure and other costs related to our Trumbull, Connecticut facility and operations. The loan bears interest at a fixed rate of 2.0% per annum and requires equal monthly payments of principal and interest until maturity, which occurs on April 15, 2026. As security for the loan, we have granted the DECD a blanket security interest in our personal and intellectual property. The DECD’s security interest in our intellectual property may be subordinated to a qualified institutional lender. An initial disbursement of $2,000,000 was made to the Company on April 15, 2016 under the Loan Agreement. The remaining $2,000,000 will be advanced if and when the Company achieves certain other future milestones. The loan may be prepaid at any time without premium or penalty. On each of March 7, 2018 and April 3, 2020, we amended the Loan Agreement to adjust the future milestones which would allow us to be eligible to borrow the remaining $2,000,000. Under the terms of the agreement, as amended, we may be eligible for forgiveness of up to $1,500,000 of the principal amount of the loan if we achieve certain job creation and retention milestones on or before December 31, 2022. Conversely, if we are either unable to meet these job creation and retention milestones, namely, hiring 25 full-time employees with a specified average annual salary on or before December 31, 2020 or retaining such employees for a consecutive two-year period on or before December 31, 2022, or do not maintain our Connecticut operations for a period of 10 years after the Loan Agreement Date, the DECD may require early repayment of a portion or all of the loan depending on job attainment as compared to the required amount plus a penalty of 5% of the total funded loan. For additional information, see Note 3, “Commitments and Contingencies”, of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

We expect to incur a net loss and negative cash flows from operations in 2020.  The impact of the COVID-19 pandemic and actions taken to contain it on our liquidity for 2020 cannot be estimated as of the date of this filing. However, we expect to generate less cash from operations due to lower sales volume and collections.

Our management believes that successful achievement of our business objectives will require additional capital. The Company expects to raise capital through a variety of sources, which may include the exercise of common stock warrants, equity offerings, debt financing, collaborations, licensing arrangements, grants and government funding and strategic alliances. However, additional funding may not be available when needed or on terms acceptable to the Company. If the Company is unable to obtain additional capital, it may not be able to continue sales and marketing, research and development, or other operations on the scope or scale of current activity and that could have a material adverse effect on the Company’s business, results of operations and financial condition.

Net cash used in operating activities was $3,501,000 for the three months ended March 31, 2020, resulting primarily from the net loss reported of $3,706,000, partially offset by changes in stock compensation expense of $269,000, changes in depreciation and amortization of $56,000, changes in prepaid expense of $14,000 and changes in accounts payable, accrued and other liabilities of $13,000.

Net cash used in operating activities was $3,108,000 for the three months ended March 31, 2019, resulting primarily from the net loss reported of $3,716,000 and changes in prepaid expenses of $43,000, partially offset by changes in accounts payable, accrued and other liabilities of $261,000, stock compensation expense of $184,000, and depreciation and amortization of $124,000.

Net cash used in investing activities was $23,000 and $48,000 for the three months ended March 31, 2020 and 2019, respectively, which consisted primarily of property and equipment purchases.

Net cash used in financing activities was $47,000 and $30,000 for the three months ended March 31, 2020 and 2019, respectively, which resulted primarily from the principal repayments of the DECD loan.

Our future liquidity and capital requirements will depend upon many factors, including, among others:

•	resources devoted to sales, marketing and distribution capabilities;
•	the rate of OVA1, Overa, OVA1PLUS and ASPiRA GenetiX product adoption by physicians and patients;
•	the rate of product adoption by healthcare systems and large physician practices of the decentralized distribution agreements for OVA1, Overa and OVA1PLUS;
•	the insurance payer community’s acceptance of and reimbursement for OVA1, Overa, OVA1PLUS and ASPiRA GenetiX;
•	our plans to acquire or invest in other products, technologies and businesses;
•	the market price of our common stock; and
•	the impact of the COVID-19 pandemic and the actions taken to contain it, as discussed above.

We have significant net operating loss (“NOL”) carryforwards as of March 31, 2020 for which a full valuation allowance has been provided due to our history of operating losses. Section 382 of the Internal Revenue Code of 1986, as amended, as well as similar state provisions may restrict our ability to use our NOL credit carryforwards due to ownership change limitations occurring in the past or that could occur in the future. These ownership changes may also limit the amount of NOL credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively.

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

Off-Balance Sheet Arrangements

As of March 31, 2020, we had no off-balance sheet arrangements that are reasonably likely to have a current or future material effect on our condensed consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Per Item 305(e) of Regulation S-K, the information called for by this Item 3 is not required.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

Our senior management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2020. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2020, our disclosure controls and procedures were effective.

Changes in internal controls over financial reporting.

There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In the ordinary course of business, we may periodically become subject to legal proceedings and claims arising in connection with ongoing business activities. The results of litigation and claims cannot be predicted with certainty, and unfavorable resolutions are possible and could materially and adversely affect our results of operations, cash flows and financial position. In addition, regardless of the outcome, litigation could have an adverse impact on us because of defense costs, diversion of management resources and other factors. While the outcome of these proceedings and claims cannot be predicted with certainty, there are no matters, as of March 31, 2020, that, in the opinion of management, will have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 1A. RISK FACTORS

Except as set forth below, there have been no material changes to our risk factors from those disclosed under “Risk Factors” in Part I, Item 1A of our 2019 Annual Report, filed with the SEC on April 7, 2020. The risks and uncertainties described below and in our 2019 Annual Report are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also materially adversely affect our business, financial condition or results of operations.

Failure to meet Nasdaq’s continued listing requirements could result in the delisting of Vermillion common stock, negatively impact the price of Vermillion common stock and negatively impact our ability to raise additional capital.

On August 2, 2019, we received a deficiency letter from the Listing Qualifications Department of The Nasdaq Stock Market stating that, for the preceding 30 consecutive business days, the closing bid price for Vermillion common stock was below the minimum $1.00 per share requirement for continued inclusion on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2). On January 30, 2020, Vermillion was granted an additional 180-calendar day compliance period, or until July 27, 2020, to regain compliance with the minimum bid price requirement. On April 27, 2020, we received  a notice that we had regained compliance. There is no assurance that we will maintain compliance with this or any of the other Nasdaq continued listing requirements.

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

Our operations, as well as those of the collaborators on which we depend, are vulnerable to damage or interruption from fire; natural disasters, including earthquakes, computer viruses, human error, power shortages, telecommunication failures, international acts of terror, epidemics or pandemics such as COVID-19, and other similar events. Although we have certain business continuity plans in place, we have not established a formal comprehensive disaster recovery plan, and our back-up operations and business interruption insurance may not be adequate to compensate us for losses we may suffer. For example, we do not expect to be able to recover under our business interruption insurance for any adverse impact that COVID-19 has had on our business through March 31, 2020. A significant business interruption could result in losses or damages incurred by us and require us to cease or curtail our operations.

The novel coronavirus outbreak and the COVID-19 pandemic have adversely impacted, and are expected to further adversely impact, our business, results of operations and financial condition, and such future adverse impact may be material. In addition, other health epidemics, outbreaks or pandemics may adversely affect our business, results of operations and financial condition.

We face risks related to health epidemics and other outbreaks, including the global outbreak of the novel coronavirus and the disease caused by it, COVID-19. Beginning in March 2020, the COVID-19 pandemic and actions taken to contain it have led to travel restrictions, stay-at-home mandates and limitations on access to hospitals and other medical facilities. As a result, our test volumes have decreased, as fewer new patients are being tested and existing patients are extending planned testing schedules. In addition, travel restrictions and stay-at-home mandates have limited recruitment of individuals to participate in our research studies, which may cause delays in our product development timelines. Our salespeople have been limited in their ability to make in-person sales calls. Although we have adjusted our commercialization efforts to incorporate virtual sales meetings and increased digital sales and marketing, those efforts may be less effective than in-person meetings to promote use of our products. Our commercial efforts to enter into decentralized arrangements with large healthcare networks and supergroups continue to move forward. However, finalization of such deals may be slowed by the pandemic. Moreover, as the COVID-19 pandemic has caused unemployment, pay reductions and other economic strain, we have experienced and may continue to experience increased difficulty in collecting payment from patient payers. Although we have made efforts to increase the percentage of revenue we receive from third-party payers rather than patient payers, there is no assurance that such efforts will be successful.

To the extent our testing volumes decrease and/or we are unable to collect from patient payers, our revenues, cash flows from operations and liquidity will be adversely impacted.  There is no assurance that sales or collections will return to normal levels during the remainder of 2020 or at any time thereafter. As of the date of the filing of this quarterly report on Form 10-Q, management is evaluating all options to conserve cash, and we have obtained stimulus funding and a loan pursuant to the Coronavirus Aid, Relief, and Economic Security Act to permit the Company to continue operations. Although we expect to begin running COVID-19 antibody and antigen testing in the second quarter of 2020 as part of our comprehensive pre-surgical risk test offering, there is no assurance that such plans will materialize, be successful or continue for future periods.

ITEM 6.   EXHIBITS   The following exhibits are filed or incorporated by reference with this report as indicated below:

Exhibit		Incorporated by Reference	Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

3.1	Fourth Amended and Restated Certificate of Incorporation of Vermillion, Inc. dated January 22, 2010	8-K	000-31617	3.1	January 25, 2010
3.2	Certificate of Amendment of Fourth Amended and Restated Certificate of Incorporation, effective June 19, 2014	10-Q	001-34810	3.2	August 14, 2014
3.3	Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock	8-K	001-34810	4.1	April 17, 2018
3.4	Fifth Amended and Restated Bylaws of Vermillion, Inc., effective June 19, 2014	10-Q	001-34810	3.3	August 14, 2014
10.1	Amendment No. 4 to Testing and Services Agreement, executed as of March 11, 2020 by and among Vermillion, Inc., ASPiRA LABS, Inc. and Quest Diagnostics Incorporated	8-K	001-34810	10.1	March 17, 2020
10.2	Second Amendment to the Assistance Agreement by and between the State of Connecticut, acting by and through the Department of Economic and Community Development and Vermillion, Inc. dated April 3, 2020	10-K	001-34810	10.22	April 7, 2020
10.3	Promissory Note, dated May 1, 2020, between Vermillion, Inc. and BBVA USA	8-K	001-34810	10.1	May 7, 2020
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					√

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	√
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(1)
101	Interactive Data Files	√

(1)		Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vermillion, Inc.
Date: May 14, 2020	/s/ Valerie B. Palmieri
Valerie B. Palmieri President and Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)
Date: May 14, 2020	/s/ Robert Beechey
Robert Beechey Chief Financial Officer (Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)