Form 10-Q
period 2020-06-30
Aspira Women's Health Inc.
filed 2020-08-14
CIK 926617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File Number:  001-34810

Aspira Women’s Health Inc.
(Exact name of registrant as specified in its charter)

Delaware	33-0595156
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
12117 Bee Caves Road, Building Three, Suite 100, Austin, Texas	78738
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (512)  519-0400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	AWH	The Nasdaq Stock Market

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

As of July 31, 2020, the registrant had 103,820,090 shares of common stock, par value $0.001 per share, outstanding.

ASPIRA WOMEN’S HEALTH INC.

FORM 10-Q

For the Quarter Ended June 30, 2020

The following are registered and pending trademarks of Aspira Women’s HealthTM Inc.: Vermillion® Inc., Aspira Women’s Health ™ Inc., OVA1®, OVERA®, ASPiRA GenetiXSM , OVA1plus SM, OVANex™ , EndoCheck™, and OVAInherit™.

PART I - FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

Aspira Women’s Health Inc.

Condensed Consolidated Balance Sheets

(Amounts in Thousands, Except Share and Par Value Amounts)

(Unaudited)

	June 30,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$10,935	$11,703
Accounts receivable	819	924
Prepaid expenses and other current assets	870	758
Inventories	66	25
Total current assets	12,690	13,410
Property and equipment, net	360	353
Other assets	41	65
Total assets	$13,091	$13,828

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,122	$1,158
Accrued liabilities	2,459	2,588
Short-term debt	587	193
Other current liabilities	31	39
Total current liabilities	4,199	3,978
Non-current liabilities:
Long-term debt	1,615	1,099
Other non-current liabilities	10	13
Total liabilities	5,824	5,090
Commitments and contingencies (Note 3)
Stockholders’ equity:
Common stock, par value $0.001 per share, 150,000,000 shares authorized at June 30, 2020 and December 31, 2019; 100,525,090 and 97,286,157 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	101	97
Additional paid-in capital	436,864	430,802
Accumulated deficit	(429,698)	(422,161)
Total stockholders’ equity	7,267	8,738
Total liabilities and stockholders’ equity	$13,091	$13,828

See accompanying notes to the unaudited condensed consolidated financial statements.

Aspira Women’s Health Inc.

Condensed Consolidated Statements of Operations

(Amounts in Thousands, Except Share and Per Share Amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenue:
Product	$743	$1,100	$1,953	$1,879
Service	3	42	13	66
Total revenue	746	1,142	1,966	1,945
Cost of revenue(1):
Product	589	698	1,384	1,214
Service	4	210	9	388
Total cost of revenue	593	908	1,393	1,602
Gross profit	153	234	573	343
Operating expenses:
Research and development(2)	380	225	775	434
Sales and marketing(3)	1,733	2,780	3,848	5,144
General and administrative(4)	1,866	1,534	3,576	2,789
Total operating expenses	3,979	4,539	8,199	8,367
Loss from operations	(3,826)	(4,305)	(7,626)	(8,024)
Interest income (expense), net	1	(2)	9	5
Other income (expense), net	(6)	(7)	80	(11)
Net loss	$(3,831)	$(4,314)	$(7,537)	$(8,030)
Net loss per share - basic and diluted	$(0.04)	$(0.06)	$(0.08)	$(0.11)
Weighted average common shares used to compute basic and diluted net loss per common share	98,123,789	76,205,894	97,707,904	75,860,411
Non-cash stock-based compensation expense included in cost of revenue and operating expenses:
(1) Cost of revenue	$28	$21	$53	$37
(2) Research and development	1	2	1	4
(3) Sales and marketing	43	39	85	61
(4) General and administrative	370	351	572	495

See accompanying notes to the unaudited condensed consolidated financial statements.

Aspira Women’s Health Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(Amounts in Thousands, Except Share Amounts)

(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2019	97,286,157	$97	$430,802	$(422,161)	$8,738
Net loss	-	-	-	(3,706)	(3,706)
Common stock issued in conjunction with exercise of stock options	2,500	-	1	-	1
Stock compensation charge	-	-	269	-	269
Balance at March 31, 2020	97,288,657	$97	$431,072	$(425,867)	$5,302
Net loss	-	-	-	(3,831)	(3,831)
Common stock issued in conjunction with exercise of stock options	247,625	-	295	-	295
Common stock issued for restricted stock awards	178,470	-	121	-	121
Common stock issued in conjunction with warrant exercises	2,810,338	4	5,056	-	5,060
Stock compensation charge	-	-	320	-	320
Balance at June 30, 2020	100,525,090	$101	$436,864	$(429,698)	$7,267

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2018	75,501,394	$75	$414,001	$(406,924)	$7,152
Net loss	-	-	-	(3,716)	(3,716)
Common stock issued in conjunction with exercise of stock options	19,687	-	17	-	17
Common stock issued for restricted stock awards	11,667	-	3	-	3
Stock compensation charge	-	-	181	-	181
Balance at March 31, 2019	75,532,748	$75	$414,202	$(410,640)	$3,637
Net loss	-	-	-	(4,314)	(4,314)
Common stock issued for restricted stock awards	95,452	-	123	-	123
Common stock issued in conjunction with public offering, net of $1,371 in issuance costs	18,750,000	19	13,611	-	13,630
Stock compensation charge	-	-	290	-	290
Balance at June 30, 2019	94,378,200	$94	$428,226	$(414,954)	$13,366

See accompanying notes to the unaudited condensed consolidated financial statements.

Aspira Women’s Health Inc.

Condensed Consolidated Statements of Cash Flows

(Amounts in Thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(7,537)	$(8,030)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	114	215
Stock-based compensation expense	711	597
Loss on sale and disposal of property and equipment	2	3
Changes in operating assets and liabilities:
Accounts receivable	105	(14)
Prepaid expenses and other assets	(99)	66
Inventories	(41)	2
Accounts payable, accrued liabilities and other liabilities	(165)	509
Net cash used in operating activities	(6,910)	(6,652)
Cash flows from investing activities:
Purchase of property and equipment	(123)	(82)
Net cash used in investing activities	(123)	(82)
Cash flows from financing activities:
Proceeds from sale of common stock, net of issuance costs	-	13,630
Principal repayment of DECD loan	(96)	(94)
Proceeds from issuance of common stock from exercise of stock options	296	17
Proceeds from PPP loan	1,006	-
Proceeds from exercise of warrants	5,059	-
Net cash provided by financing activities	6,265	13,553
Net decrease in cash and cash equivalents	(768)	6,819
Cash and cash equivalents, beginning of period	11,703	9,360
Cash and cash equivalents, end of period	$10,935	$16,179
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	18	21
Supplemental disclosure of noncash investing and financing activities:
Net increase in other assets/other liabilities for right of use assets	11	115

See accompanying notes to the unaudited condensed consolidated financial statements.

Aspira Women’s Health Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.   ORGANIZATION, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

Organization

Aspira Women’s Health Inc., formerly known as Vermillion, Inc.  (“ASPIRA”; ASPIRA and its wholly-owned subsidiaries are collectively referred to as the “Company,” “we,” “our,” or “us”) is incorporated in the state of Delaware, and is engaged in the business of developing and commercializing diagnostic tests for gynecologic disease. The Company sells OVA1®,OVERA® and OVA1plusSM risk of malignancy tests for ovarian cancer (“OVA1,” “Overa,” and “OVA1plus,” respectively) through ASPIRA’s wholly-owned Clinical Laboratory Improvement Amendments of 1988 (“CLIA”) certified clinical laboratory, ASPiRA LABS, Inc. (“ASPiRA LABS”). The Company also sells a product for genetic testing for specific women’s health diseases, called ASPiRA GenetiXSM (“ASPiRA GenetiX”), with a core focus on ovarian cancer.

The Company has historically also offered in-vitro diagnostic (“IVD”) trial services to third-party customers through its wholly-owned subsidiary, ASPiRA IVD, Inc. (“ASPiRA IVD”), which commenced operations in June 2016. ASPiRA IVD was a specialized, CLIA certified, laboratory provider dedicated to meeting the unique testing needs of IVD manufacturers seeking to commercialize high-complexity assays. The Company has discontinued pursuing contracts for ASPiRA IVD and its contractual commitments were largely concluded in the fourth quarter of 2019.

Liquidity

The Company has incurred significant net losses and negative cash flows from operations since inception, and as a result has an accumulated deficit of approximately $429,698,000 and limited liquidity at June 30, 2020. The Company also expects to incur a net loss and negative cash flows from operations for 2020.

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

As a result of the COVID-19 pandemic and actions taken to contain it, the Company’s test volume, and resulting revenue, decreased significantly in late March and the second quarter of 2020 as fewer patients visited their physicians and elective surgeries were postponed as a result of closures. Although the Company has seen some increases in its test volume during the second quarter of 2020, volumes have not fully recovered to be in line with previous trends.  The duration of the decreased test volumes when compared to previous trends remains uncertain. In order to reduce the impact of limitations on visiting physician offices due to closures and quarantines, the Company has implemented other mechanisms for reaching physicians such as virtual sales representative meetings and increased digital sales and marketing. Enrollment for future studies has been delayed due to the impact of current closures for some states. The full impact of the COVID-19 pandemic continues to evolve as of the date of this filing. As a result, the Company is unable to estimate the extent of the impact of the COVID-19 pandemic on its liquidity.

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

As discussed in Note 4, on June 28, 2019, the Company completed a public offering (the “Offering”), pursuant to which certain investors purchased ASPIRA common stock for net proceeds of approximately $13,521,000 after deducting underwriting discounts, commissions and other expenses related to the Offering. On July 2, 2019, William Blair & Company, L.L.C., the sole underwriter of the Offering, exercised its option to purchase additional shares of ASPIRA common stock for net proceeds of $2,092,000, after deducting underwriting discounts, commissions and other expenses related to the Offering.

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

As discussed in Note 4, during June 2020, all of the warrants from the 2017 private placement (“2020 Exercise of Warrants”) were exercised.  The Company received $5,058,608 in aggregate proceeds from the exercise of the warrants.

As discussed in Note 4, on July 20, 2020, the Company completed a private placement of ASPIRA common stock for gross proceeds of approximately $11 million before transaction costs.

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

The unaudited condensed consolidated financial statements and related disclosures have been prepared with the presumption that users of the interim unaudited condensed consolidated financial statements have read or have access to the audited consolidated financial statements for the preceding fiscal year. The condensed consolidated balance sheet at December 31, 2019 included in this report has been derived from the audited consolidated financial statements at that date but does not include all the information and footnotes required by GAAP. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2019 included in ASPIRA’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on April 7, 2020 (the “2019 Annual Report”).

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

The Company also reviews its patient account population and determines an appropriate distribution of patient accounts by payer (i.e., Medicare, patient pay, other third-party payer, etc.) into portfolios with similar collection experience. The Company has elected this practical expedient that, when evaluated for collectability, results in a materially consistent revenue amount for such portfolios as if each patient account were evaluated on an individual contract basis. During the quarter ended June 30, 2020, there were approximately $79,000 of adjustments to estimates of variable consideration to derecognize revenue for services provided in a prior period. There were no impairment losses on accounts receivable recorded during the quarters ended June 30, 2020 and 2019.

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

Service Revenue: The Company’s service revenue was generated by performing IVD trial services for third-party customers. Measurement of progress on contracts with customers was generally based on the input measurement of cost incurred relative to the total expected costs to satisfy the performance obligation. The Company does not expect to have any significant service revenue going forward, as it largely wound down performing the ASPiRA IVD trial services in the fourth quarter of 2019.  For the second quarter 2020, the Company’s service revenue was limited to the fulfillment of one legacy IVD contract.

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

2.   AGREEMENTS WITH QUEST DIAGNOSTICS INCORPORATED

In March 2015, the Company entered into a commercial agreement with Quest Diagnostics, Incorporated (“Quest Diagnostics”). Pursuant to this agreement, all OVA1 U.S. testing services for Quest Diagnostics customers were transferred to ASPIRA’s wholly-owned subsidiary, ASPiRA LABS, as of August 2015. Pursuant to this agreement, as amended as of April 10, 2015, March 11, 2017, March 1, 2018 and March 11, 2020, Quest Diagnostics has continued to provide blood draw and logistics support by transporting specimens from its clients to ASPiRA LABS for testing in exchange for a market value fee.

3.   COMMITMENTS AND CONTINGENCIES

Coronavirus Aid, Relief, and Economic Security (CARES) Act and Paycheck Protection Program Loan

On March 27, 2020, the U.S federal government enacted the CARES Act. The CARES Act is an emergency economic stimulus package in response to the coronavirus outbreak. The Company continues to evaluate the impact of the CARES Act on its business, future financial condition and results of operations but, with the exception of the PPP Loan described below, did not note a material impact of the CARES Act for the three or six months ended June 30, 2020.

On May 1, 2020, the Company obtained the PPP Loan from BBVA USA in the aggregate amount of $1,005,767, pursuant to the PPP, which was established under the CARES Act, as administered by the SBA. The application for these funds required the Company to, in good faith, certify that the described economic uncertainty at the time made the loan request necessary to support the ongoing operations of the Company. This certification further required the Company to consider its current business activity and its ability to access other sources of liquidity sufficient to support ongoing operations in a manner that was not significantly detrimental to the business. Under the terms of the CARES Act and the PPP, all or a portion of the principal amount of the PPP Loan is subject to forgiveness so long as, over the 24-week period following the Company’s receipt of the proceeds of the PPP Loan, the Company uses those proceeds for payroll costs, rent, utility costs or the maintenance of employee and compensation levels. The PPP Loan, which was granted pursuant to a Promissory Note, matures on May 1, 2022. Any unforgiven portion of the PPP Loan bears interest at a rate of 1.000% per annum, payable monthly in equal installments commencing on December 1, 2020.  The Company plans to apply for forgiveness of the PPP Loan in the third quarter 2020.    The PPP Loan is subject to any new guidance and new requirements released by the Department of the Treasury.

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

Operating Leases

The Company leases facilities to support its business of discovering, developing and commercializing diagnostic tests in the fields of gynecologic disease. The Company’s principal facility, including the CLIA laboratory used by ASPiRA LABS, is located in Austin, Texas, and the CLIA laboratory used for ASPiRA IVD services is located in Trumbull, Connecticut. The Austin, Texas lease expires on January 31, 2021 with no automatic renewal or renewal option.  The Company is considering renewing the existing lease for two years, dependent on pricing.

In October 2015, the Company entered into a lease agreement for a facility in Trumbull, Connecticut. The lease required initial payments for the buildout of leasehold improvements to the office space, which were approximately $596,000. The Company has the right to renew the lease for up to two five-year terms at a rate equal to 90% of the then current fair market rate. The Company’s Trumbull, Connecticut lease expires on June 8, 2021. The Company is assessing the potential exercise of the renewal option for its Trumbull, Connecticut lease dependent on pricing.

The expense associated with these operating leases for the three and six months ended June 30, 2020 and 2019 is shown in the table below (in thousands).

The expense associated with these operating leases for the three and six months ended June 30, 2020 and 2019 is shown in the table below (in thousands).
		Three Months Ended June 30
Lease Cost	Classification	2020	2019
Operating rent expense
	Cost of revenue	$18	$9
	Research and development	13	3
	Sales and marketing	4	9
	General and administrative	13	11
Variable rent expense
	Cost of revenue	$1	$12
	Research and development	-	3
	Sales and marketing	11	10
	General and administrative	13	14
		Six Months Ended June 30
Lease Cost	Classification	2020	2019
Operating rent expense
	Cost of revenue	$33	$18
	Research and development	24	7
	Sales and marketing	10	17
	General and administrative	27	22
Variable rent expense
	Cost of revenue	$4	$24
	Research and development	1	6
	Sales and marketing	22	20
	General and administrative	27	28

Based on the Company’s leases as of June 30, 2020, the table below sets forth the approximate future lease payments related to operating leases with initial terms of one year or more (in thousands).

2020	$18
2021	18
2022	4
2023	4
2024	4
2025	1
Total Operating Lease Payments	49
Less: Interest	(9)
Present Value of Lease Liabilities	40

Weighted-average lease term and discount rate were as follows:

Weighted-average remaining lease term (in years)	2.1
Weighted-average discount rate	8.63%

Non-cancelable Royalty Obligations

The Company is a party to an amended research collaboration agreement with The Johns Hopkins University School of Medicine under which the Company licenses certain of its intellectual property directed at the discovery and validation of biomarkers in human subjects, including but not limited to clinical application of biomarkers in the understanding, diagnosis and management of human disease. Under the terms of the amended research collaboration agreement, ASPIRA is required to pay the greater of 4% royalties on net sales of diagnostic tests using the assigned patents or annual minimum royalties of $57,500. Royalty expense for the six months ended June 30, 2020 and 2019 totalled $76,000 and $75,000, respectively.

4.   STOCKHOLDERS’ EQUITY

2019 Offering

On June 26, 2019, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with William Blair & Company, L.L.C., as the sole underwriter (the “Underwriter”), in connection with an underwritten public offering of 18,750,000 shares of the Company’s common stock, par value $0.001 per share.

Pursuant to the Underwriting Agreement, the Company agreed to issue and sell an aggregate of 18,750,000 shares of ASPIRA common stock offered by the Underwriter in a public offering at a price of $0.80 per share. The Offering closed on June 28, 2019 and resulted in net proceeds to the Company, of approximately $13,521,000 after deducting underwriting discounts, commissions and other expenses related to the Offering of approximately $1,500,000.

Under the Underwriting Agreement, the Company granted the Underwriter an option to purchase up to an additional 2,812,500 shares of ASPIRA common stock at the public offering price, less underwriting discounts and commissions. On July 2, 2019, the Underwriter exercised its option to purchase 2,812,500 shares of ASPIRA common stock at a price of $0.80 per share and resulted in net proceeds to the Company of $2,092,000, after deducting underwriting discounts, commissions and other expenses related to the Offering.

2020 Exercise of Warrants

On February 17, 2017, the Company issued certain warrants to purchase up to an aggregate of 2,810,338 shares of ASPIRA common stock at an exercise price of $1.80 per share in connection with a February 2017 private placement of ASPIRA common stock. The warrants were initially sold at a price of $0.125 per share of common stock underlying the warrants.

On June 1, 2020, following the 20th consecutive trading day for which the closing price per share of ASPIRA common stock, as reported on the Nasdaq stock market, exceeded the exercise price, the Company sent notice to the investors holding such warrants accelerating the expiration date of the warrants, in accordance with the terms thereof.  Pursuant to the terms of the warrants, any portion of the warrants not exercised prior to such accelerated expiration date would become void and of no value.

As of June 9, 2020, all of the warrants were exercised.  The Company issued 2,810,338 shares of common stock and received $5,058,608 in aggregate proceeds from the exercise of the warrants.  As of the date of the issuance of these financial statements, there are no outstanding warrants for the purchase of ASPIRA common stock.

2020 Private Placement

On July 20, 2020, the Company completed a private placement pursuant to which certain investors purchased 3,150,000 shares of ASPIRA common stock at a price of $3.50 per share.  Gross proceeds of the private placement were approximately $11 million before transaction costs.

The sale of common stock qualified for equity treatment under GAAP.  The value of the common stock was calculated based on proceeds received.

2010 Stock Incentive Plan

The Company’s employees, directors, and consultants were eligible to receive awards under the Vermillion, Inc. Second Amended and Restated 2010 Stock Incentive Plan, which was replaced by the 2019 Plan (as defined below) with respect to future equity grants. As of June 30, 2020, a total of 5,427,753 shares of ASPIRA common stock were reserved with respect to outstanding stock options and unvested restricted stock awards.

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

Subject to the terms and conditions of the 2019 Plan, the initial number of shares authorized for grants under the 2019 Plan is 10,492,283. To the extent an equity award granted under the 2019 Plan expires or otherwise terminates without having been exercised or paid in full, or is settled in cash, the shares of common stock subject to such award will become available for future grant under the 2019 Plan. As of June 30, 2020, a total of 10,492,283 shares of common stock had been reserved for issuance under the 2019 Plan, of which 3,113,150 shares of common stock are subject to outstanding stock options and unvested restricted stock awards.

Stock-Based Compensation

During the three months ended March 31, 2020, the Company granted the following awards under the 2019 Plan:

Grant Date	Number of Shares	Type of Award	Exercise Price / Share	Fair Value / Share
1/27/2020	24,000	Options	$ 0.77	$ 0.47
2/12/2020	900,000	Performance Options	$ 0.82	$ 0.50
3/19/2020	2,039,768	Options	$ 0.68	$ 0.41
3/19/2020	356,940	Restricted Stock Units	$ -	$ 0.68
	3,320,708

During the three months ended June 30, 2020, the Company granted the following awards under the 2019 Plan:

Grant Date	Number of Shares	Type of Award	Exercise Price	Fair Value / Share
4/22/2020	56,000	Options	$ 1.36	$ 0.82
4/30/2020	23,452	Options	$ 1.55	$ 0.53
5/22/2020	75,000	Options	$ 2.70	$ 1.65
5/29/2020	10,297	Options	$ 3.27	$ 1.21
6/30/2020	8,509	Options	$ 3.84	$ 1.47
6/30/2020	58,654	Options	$ 3.84	$ 2.39
	231,912

The allocation of employee stock-based compensation expense by functional area for the three and six months ended June 30, 2020 and 2019 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2020	2019	2020	2019
Cost of revenue	$25	$19	$48	$31
Research and development	1	2	1	4
Sales and marketing	43	38	80	58
General and administrative	293	270	494	413
Total	$362	$329	$623	$506

5.   LOSS PER SHARE

The Company calculates basic loss per share using the weighted average number of shares of ASPIRA common stock outstanding during the period. Because the Company is in a net loss position, diluted loss per share is calculated using the weighted average number of shares of ASPIRA common stock outstanding and excludes the effects of 8,465,903 and 10,069,924 potential shares of ASPIRA common stock as of June 30, 2020 and 2019, respectively, that are anti-dilutive. Potential shares of ASPIRA common stock include incremental shares of ASPIRA common stock issuable upon the exercise of outstanding warrants, stock options and unvested restricted stock units.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995.

These statements involve a number of risks and uncertainties. Words such as “may,” “expects,” “intends,” “anticipates,” “believes,” “estimates,” “plans,” “seeks,” “could,” “should,” “continue,” “will,” “potential,” “projects” and similar expressions are intended to identify such forward-looking statements. Readers are cautioned that these forward-looking statements speak only as of the date on which this Quarterly Report on Form 10-Q is filed with the Securities and Exchange Commission (the “SEC”), and, except as required by law, Aspira Women’s Health Inc. (“ASPIRA” and, together with its subsidiaries, the “Company,” “we,” “our,” or “us”) does not assume any obligation to update, amend or clarify them to reflect events, new information or circumstances occurring after such date.

Examples of forward-looking statements regarding our business include the following:

•	our anticipated use of proceeds under the PPP Loan (as defined below);
•	plans to apply for forgiveness of the PPP Loan;
•	projections or expectations regarding our future test volumes, revenue, cost of revenue, operating expenses, cash flow, results of operations and financial condition;
•	our plan to broaden our commercial focus from ovarian cancer to differential diagnosis of women with a range of gynecological disorders;
•	our planned business strategy and the anticipated timing of the implementation thereof;
•	plans with respect to our market expansion and growth, including plans to market OVA1, Overa, OVA1plus and ASPiRA GenetiX outside the United States;
•	plans to develop new algorithms and molecular diagnostic tests;
•	plans to develop a product or tool combining OVA1plus with results of a symptom index;
•

plans regarding our ability to develop a product to assess the risk of gynecologic diseases that are difficult to detect through OVAInherit™ screening, and expectations regarding any studies relating thereto;

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

•	expectations relating to research and development expenses;
•	anticipated efficacy of our products, product development activities and product innovations;
•	expected competition in the markets in which we compete;
•	plans with respect to ASPiRA LABS, Inc. (“ASPiRA LABS”), including plans to expand ASPiRA LABS’ testing capabilities;
•	expectations regarding future services provided by Quest Diagnostics Incorporated;

•	plans to expand our product offering to additional pelvic disease conditions, including endometriosis;
•	plans to develop an ethnicity-specific pelvic mass risk assessment;
•	plans to expand our portfolio of products using genetics, proteins and other modalities to assess the risk of other gynecologic diseases that cannot be access through a traditional biopsy;
•	plans to commercialize Overa and ASPiRA GenetiX, our offering to detect hereditary breast and ovarian cancer syndrome and carriers of the gene;
•	plans to commercialize OVA1, Overa, OVA1plus and ASPiRA GenetiX on a global level;
•	plans to develop informatics products and develop and perform laboratory developed tests (“LDTs”);
•	plans with respect to the Company’s pelvic mass registry;
•	our ability to improve sensitivity and specificity over traditional diagnostic biomarkers;
•	expectations regarding existing and future collaborations and partnerships, including OVA1, Overa, OVA1plus and ASPiRA GenetiX distribution and technology transfer agreements;
•	expectations regarding the launch of our ASPiRA GenetiX Technology Transfer (“AGTT”) product, a decentralized platform and cloud service;
•	plans regarding future publications;
•

our continued ability to comply with applicable governmental regulations, expectations regarding pending regulatory submissions and plans to seek regulatory approvals for our tests outside the United States;

•	our ability to obtain and maintain the regulatory approvals required to market OVA1, Overa, OVA1plus and ASPiRA GenetiX in other countries;
•	our continued ability to expand and protect our intellectual property portfolio;
•	anticipated liquidity and capital requirements;
•	anticipated future losses and our ability to continue as a going concern;
•	expectations regarding the second disbursement from our financing arrangement, as amended, with the State of Connecticut Department of Economic and Community Development (the “DECD”);
•	expected expenditures, including the expected decrease in expenses related to sales and marketing of OVA1, Overa, OVA1plus and ASPiRA GenetiX in 2020;
•	expectations regarding the results of our clinical utility studies and our ability to recruit patients to participate in such studies;
•	our ability to use our net operating loss carryforwards;
•	anticipated future tax liability under U.S. federal and state income tax legislation;
•	expected market adoption of our diagnostic tests, including OVA1, Overa, OVA1plus and ASPiRA GenetiX;
•	expectations regarding our ability to launch new products we develop, license, co-market or acquire;
•	expectations regarding the size of the markets for our products;
•	expectations regarding raising capital and the amount of financing anticipated to be required to fund our planned operations;
•	expectations regarding reimbursement for our products, and our ability to obtain such reimbursement, from third-party payers such as private insurance companies and government insurance plans;
•	expectations regarding our first diagnostic algorithm LDT, OVANex™, formerly referred to as Watch and Wait, and studies relating thereto;

•	expectations regarding our second diagnostic algorithm LDT, EndoCheck™, and studies relating thereto;
•	expectations regarding the wind down of our ASPiRA IVD, Inc. (“ASPiRA IVD”) subsidiary and future service revenue;
•	expectations in leveraging telehealth, including for the development of a process for patients to access ASPiRA GenetiX testing directly
•	plans to begin offering COVID-19 antigen and antibody testing; and
•	expectations regarding the impacts resulting from or attributable to the COVID-19 pandemic.

Forward-looking statements are subject to significant risks and uncertainties, including those discussed in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019 (our “2019 Annual Report”) as supplemented by the section entitled “Risk Factors” in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, that could cause actual results to differ materially from those projected in such forward-looking statements due to various factors, including our ability to continue as a going concern; our ability to increase the volume of our product sales; failures by third-party payers to reimburse OVA1 or Overa or changes or variances in reimbursement rates; our ability to secure additional capital on acceptable terms to execute our business plan; our ability to comply with Nasdaq’s continued listing requirements to remain publicly traded; in the event that we succeed in commercializing OVA1, Overa, OVA1plus and ASPiRA GenetiX outside the United States, the political, economic and other conditions affecting other countries; our ability to continue developing existing technologies; our ability to develop and commercialize additional diagnostic products and achieve market acceptance with respect to these products; our ability to compete successfully; our ability to obtain any regulatory approval required for our future diagnostic products; our or our suppliers’ ability to comply with Food and Drug Administration (“FDA”) requirements for production, marketing and post-market monitoring of our products; additional costs that may be required to make further improvements to our manufacturing operations; our ability to maintain sufficient or acceptable supplies of immunoassay kits from our suppliers; our ability to continue to develop, protect and promote our proprietary technologies; our ability to use intellectual property directed to diagnose biomarkers; our ability to successfully defend our proprietary technology against third parties; future litigation against us, including infringement of intellectual property and product liability exposure; our ability to retain key employees; business interruptions; changes in healthcare policy; our ability to comply with environmental laws; our ability to comply with the additional laws and regulations that apply to us in connection with the operation of ASPiRA LABS; our ability to comply with FDA regulations that relate to our products and to obtain any FDA clearance or approval required to develop and perform LDTs; our ability to integrate and achieve anticipated results from any acquisitions or strategic alliances; our ability to use our net operating loss carryforwards; the liquidity and trading volume of our common stock; the concentration of ownership of our common stock; impacts resulting from or relating to the COVID-19 pandemic and actions taken to contain it; expected timing and receipt of proceeds from the State of Connecticut Department of Economic Development loan; expectations regarding the forgiveness of the PPP loan, anticipated use of capital and its effects; and plans to begin offering COVID-19 antigen testing.

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

We currently market and sell the following products and related services: (1) OVA1, a blood test designed to, in addition to a physician’s clinical assessment of a woman with a pelvic mass, identify women who are at high risk of having a malignant ovarian tumor prior to planned surgery; (2) Overa, a second-generation biomarker panel intended to maintain our product’s high sensitivity while improving specificity; (3) OVA1plus, a service offering combining our OVA1 and Overa products, designed to improve accuracy and reduce false elevations in the intermediate risk area by nearly 40% by leveraging the strengths of OVA1’s (MIA) sensitivity and Overa’s (MIA2G) specificity; and (4) ASPiRA GenetiX, a genetic test for specific women’s health diseases, initially focused on detecting hereditary breast and ovarian cancer syndrome (“HBOC”) and carriers of the gene. OVA1 received FDA clearance in September 2009, and Overa received FDA clearance in March 2016. OVA1 and Overa each use the Roche cobas 4000, 6000 and 8000 platforms. Through June 30, 2020, our product revenue, which includes revenue from related services has been limited to revenue generated by sales of OVA1, and ASPiRA GenetiX.

We are developing three additional products and related services, including two diagnostic algorithms as part of an LDT product series, OVANex™ and EndoCheck™ and a high-risk screening algorithm, OVAInherit™, for patients who are genetically predisposed to ovarian cancer.

•

OVANex™ focuses on monitoring women with pelvic masses, and will include not only biomarkers, but also clinical risk factors, and potentially other diagnostics and patient history data to increase predictive value.

•

EndoCheck™ will focus on endometriosis and is being developed to act as an aid in detection of endometriosis. Current detection methods for endometriosis require a surgical biopsy, while EndoCheck™ is intended to address this large patient population using a non-surgical solution.

•

The OVAInherit™ is a high-risk screening tool, intended for those patients who are genetically predisposed to ovarian cancer, which will use genetics, proteins and other modalities to assess the risk of other gynecologic diseases that cannot be assessed through a traditional biopsy. Our next study, OVA360, has launched and will be focused on developing OVAInherit

We ultimately plan to commercialize each of our products on a global level. We currently hold CE marks for OVA1 and Overa. In addition, each of OVA1 and Overa are already offered on a global testing platform, which allows both tests to be deployed worldwide.

One of our goals is to deliver a cloud-based technology solution for delivering FDA- and LDT-validated algorithms. In 2020 or 2021, we plan to launch a new decentralized platform and cloud service product AGTT.  AGTT is an en-suite, cloud-based technology transfer solution that provides an end-to-end platform (sample collection to customized report) for clinical laboratories to internalize hereditary genetic testing. The product is a fully validated next-generation sequencing assay which can be internalized rapidly as a LDT. AGTT is comprised of a custom-built technology which leverages a novel artificial intelligence-based bioinformatics pipeline that has been customized specifically for the proprietary ASPIRA chemistry, resulting in reduced workflows and redundancies typically associated with internalizing genetics. AGTT is fully automated, providing limited wet lab and sample analysis time, allowing clients to implement and run genetic testing at scale and with minimal cost, time and labor at accelerated turnaround times

We also own and operate ASPiRA LABS, a Clinical Laboratory Improvements Amendments of 1988 (“CLIA”) certified national laboratory based in Austin, Texas, which specializes in applying biomarker-based technologies to address critical needs in the management of gynecologic cancers and disease. ASPiRA LABS provides expert diagnostic services using a state-of-the-art biomarker-based diagnostic algorithm to aid in clinical decision making and advance personalized treatment plans. The lab currently processes our OVA1 and Overa tests, and we plan to expand the testing to other gynecologic conditions with high unmet need. We also plan to develop and perform LDTs at ASPiRA LABS. ASPiRA LABS holds a CLIA Certificate of Registration and a state laboratory license in California, Florida, Maryland, New York, Pennsylvania and Rhode Island. This allows the lab to process OVA1 on a national basis. The Centers for Medicare and Medicaid Services (“CMS”) issued a provider number to ASPiRA LABS in March 2015.

Recent Developments

On April 1, 2020, we commenced submission of claims under our preferred in-network contract with Cigna and are now receiving reimbursement of our OVA1, Overa and ASPiRA GenetiX tests at the contracted rate.

On April 3, 2020, we entered into the Second Amendment to Assistance Agreement (the “Amendment”) with the State of Connecticut Department of Economic and Community Development (the “DECD”). The Amendment amends the loan agreement, dated as of March 22, 2016 (as amended on March 7, 2018 and April 3, 2020, the “Loan Agreement”), pursuant to which we may borrow up to $4,000,000 from the DECD. An initial disbursement of $2,000,000 was made to ASPIRA on April 15, 2016 under the Loan Agreement. The primary purpose of the Amendment was to amend the conditions of the loan, including the criteria for receiving additional disbursements and the criteria for loan forgiveness. During the second quarter of 2020, we achieved the target employment milestone necessary to receive an additional $1,000,000 under the loan.  In addition, the DECD has indicated that it will fund the remaining $1,000,000 loan as the required revenue target would likely have been achieved in the first quarter of 2020 in the absence of the impacts of COVID-19. We filed the required application for the $2,000,000 disbursement and are awaiting final approval for the funding. For additional information, see Note 3, “Commitments and Contingencies”, of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

On April 14, 2020, we announced that we are credentialed with Florida’s State Medicaid program for an estimated additional 3.6 million credentialed Medicaid lives.  As of July 1, 2020, we have approximately 170 million covered  lives in the U.S.

In early June 2020, we issued 2,810,338 shares of our common stock upon the exercise of all of our outstanding warrants and received approximately $5.1 million in aggregate proceeds therefrom.

On June 9, 2020, we announced that our common stock joined the broad-market Russell 3000® Index by FTSE Russell, effective after the U.S. stock market opening on June 29, 2020.

On June 11, 2020, we announced that we changed our name from Vermillion, Inc. to Aspira Women’s Health Inc., and our common stock would be listed on the Nasdaq Capital Market under the symbol “AWH.”

On July 20, 2020, we completed a private placement pursuant to which certain investors purchased 3,150,000 shares of ASPIRA common stock at a price of $3.50 per share.  Gross proceeds of the private placement were approximately $11 million, before transaction costs.

COVID-19 Pandemic

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China. The novel coronavirus has since spread to over 100 countries, including every state in the United States. On March 11, 2020, the World Health Organization declared COVID-19, the disease caused by the novel coronavirus, a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to the coronavirus outbreak. This outbreak has severely impacted global economic activity, and many countries and many states in the United States have reacted to the outbreak by instituting quarantines, mandating business and school closures and restricting travel. Patient enrollment for our planned research studies has been lower due to the impact of closures and restricted travel, which could lead to delays in the completion of such studies. Our commercial efforts to enter into decentralized arrangements with large healthcare networks and supergroups have continued to move forward. However, finalization of such deals may be slowed by the pandemic. In addition, many conventions and industry conferences have been canceled.

As a result of the COVID-19 pandemic and actions taken to contain it, the majority of our non-lab employees are working remotely. In terms of business continuity, our lab operations require on site essential employees. As previously disclosed, we have put in place staffing and reagent contingency plans to ensure there is no down time at our lab.  We believe the lab could continue to operate in the event any isolated infection were to impact a portion of the workforce. In addition, as of the date of the filing of this Form 10-Q, we have at least four months of reagents, one of our key testing supplies, in stock, depending on volume of tests performed, and we are working with the manufacturer to ensure a consistent supply over the next 6 months.

We are committed to following recommended physical and social distancing guidelines in order to reduce the risk of infection for our employees. We have also decreased our travel and convention-related expenses. We are taking several measures to reduce the impact of the current closures and quarantines. For example, because our salespeople are experiencing limitations on their ability to physically visit physician offices, we have implemented other means of coverage such as virtual sales representative meetings and increased digital sales and marketing. Our sales team will recommence in-person calls to customers as determined on a state by state basis, in accordance with local guidelines. We have developed protocols and training for our team where physical visits are allowed to help ensure employee, customer and patient safety. We also hope to leverage avenues in telehealth, and are developing a process for patients to access our ASPiRA GenetiX testing without requiring a visit to a physician

In mid-March and the full month of April 2020 we experienced a significant decrease in our test volumes, and resulting revenue, as compared to the preceding six weeks pre-COVID-19.  The decrease was primarily the result of fewer patients visiting their physicians and the postponement of elective surgeries.  We have since experienced a relative recovery in our test volume to nearly 80% of pre-COVID-19 levels.  Based on the recent surges of COVID-19 cases, the potential for future resurgences of COVID-19 cases and the variety of federal and state actions taken to contain them, we are unable to estimate the potential impact of the COVID-19 pandemic on our operations or cash flows as of the date of this filing.

On March 27, 2020, the U.S federal government enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The CARES Act is an emergency economic stimulus package in response to the coronavirus outbreak which, among other things, provides loans, guarantees and subsidies to qualifying businesses and contains numerous income tax provisions. Some of these tax provisions are expected to be effective retroactively for years ending before the date of enactment. We continue to evaluate the implications of the CARES Act, and, aside from the below, its future impact on our business, financial condition and results of operations has not yet been determined.

On April 10, 2020, we received a stimulus check of approximately $89,000 from the U.S. Department of Health and Human Services pursuant to the CARES Act.

On May 1, 2020, we were granted a loan (the “PPP Loan”) from BBVA USA in the aggregate amount of $1,005,767, pursuant to the Paycheck Protection Program (the “PPP”), which was established under the CARES Act as administered by the U.S. Small Business Administration (the “SBA”). Under the terms of the CARES Act and the PPP, all or a portion of the principal amount of the PPP Loan is subject to forgiveness so long as, over the eight-week period following our receipt of the proceeds of the PPP Loan, the Company uses those proceeds for payroll costs, rent, utility costs or the maintenance of employee and compensation levels. We believe we used the proceeds of the PPP Loan in a manner that qualifies for complete forgiveness of the PPP Loan but caution that there can be no assurance that all or any portion of the PPP Loan will be forgiven. The PPP Loan, which was granted pursuant to a Promissory Note, matures on May 1, 2022. Any unforgiven portion of the PPP Loan bears interest at a rate of 1.000% per annum, payable monthly in equal installments commencing on December 1, 2020.

In the second quarter of 2020, we began running COVID-19 antibody tests and began preparations for offering COVID-19 antigen tests. Each test is or will be, as applicable, a part of our pre-surgical risk test offering, which includes testing for proteins and genetics.

•

Antibody Testing:  For our COVID-19 antibody testing, we have purchased the Roche Elecsys Anti-SARS-CoV-2 Emergency Use Assay kits, which have 99.81% sensitivity and 100% specificity. The test for antibodies is run in our CLIA laboratory. On June 10, 2020, we announced that our wholly owned subsidiary, ASPiRA LABS, had completed laboratory validation of this test, as well as laboratory validation of several additional oncology biomarkers which will also be added to our pre-surgical risk test offering.

•

Antigen Testing:  Our planned offering of COVID-19 antigen testing has been postponed due to manufacturer delays.  We are now planning to offer this test in late third quarter or early fourth quarter 2020.

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

•	Expanding the distribution platform beyond the U.S. by launching Overa, a next generation biomarker panel, and OVA1 on the same platform, while building the clinical utility and health economics 21 foundation of both OVA1 and Overa, which we believe may allow for better domestic market penetration and international expansion;
•	Leveraging our existing database and specimen bank while building the largest specimen and data repository of gynecologic pelvic mass patients worldwide;
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

In July 2019, a study was published in the journal Advanced Therapeutics, titled “Clinical Performance Comparison of Two In-Vitro Diagnostic Multivariate Index Assays (IVDMIAs) for Presurgical Assessment for Ovarian Cancer Risk”. A total of 993 patients were studied. The results of the study show that ASPIRA’s second-generation multivariate index assay, Overa (MIA2G), has superior sensitivity to the current standards of care, ROMA and CA125, in detecting ovarian cancer, and the lowest false-negative rate in correctly characterizing ovarian malignancy risk.

In August 2019, a study was published in Journal of Surgical Oncology, titled “Combining A Second-Generation Multivariate Index Assay with Ovarian Imaging Improves the Preoperative Assessment of An Adnexal Mass”. The key conclusion of the study is that Overa (MIA2G) and pelvic imaging are complementary tests and interpreting them together can provide important information about the malignant risk of an ovarian tumor. For physicians making decisions about a referral to a specialist, the combination of MIA2G with ultrasound has a significantly higher sensitivity when compared with imaging alone.

In December 2019, we initiated a study with Einstein Medical Center to review the disparity in ovarian cancer detection in African-American women, as well as other ethnicities.  We intend to raise public awareness regarding the diagnostic superiority of OVA1 as compared to cancer antigen 125 (also known as CA-125) for African-American women with adnexal masses.

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

23

Results of Operations - Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

The selected summary financial and operating data of the Company for the three months ended June 30, 2020 and 2019 were as follows:

	Three Months Ended
	June 30, 2020		Increase (Decrease)
(dollars in thousands)	2020	2019	Amount	%
Revenue:
Product	$743	$1,100	$(357)	(32)
Service	3	42	(39)	(93)
Total revenue	746	1,142	(396)	(35)
Cost of revenue:
Product	589	698	(109)	(16)
Service	4	210	(206)	(98)
Total cost of revenue	593	908	(315)	(35)
Gross profit	153	234	(81)	(35)
Operating expenses:
Research and development	380	225	155	69
Sales and marketing	1,733	2,780	(1,047)	(38)
General and administrative	1,866	1,534	332	22
Total operating expenses	3,979	4,539	(560)	(12)
Loss from operations	(3,826)	(4,305)	479	(11)
Interest income, net	1	(2)	3	150
Other income (expense), net	(6)	(7)	1	14
Net loss	$(3,831)	$(4,314)	$483	(11)

Product Revenue.  Product revenue was $743,000 for the three months ended June 30, 2020 compared to $1,100,000 for the same period in 2019. Revenue for ASPiRA LABS is recognized when the OVA1, Overa, OVA1plus or ASPiRA Genetix test is completed based on estimates of what we expect to ultimately realize. The 32% product revenue decrease is primarily due to a decrease in the number of our tests performed. We expect revenue to modestly improve in the third quarter due to a modest increase in test volume as a result of the COVID-19 pandemic and related re-openings. The duration of the pandemic and efforts to contain it is uncertain.

The number of OVA1plus tests performed decreased 21% to approximately 2,458 OVA1plus tests during the three months ended June 30, 2020 compared to approximately 3,129 OVA1plus tests for the same period in 2019. The volume decrease was primarily due to the elimination of elective surgeries in most hospitals and the deferral of annual visits

The revenue per OVA1plus test performed decreased to approximately $295 compared to $352 for the same period in 2019. This decrease was primarily driven by an increase in our mix of patient pay revenue as well as a decrease in our mix of client and Medicare pay revenue in certain sales territories. Through new contracts and insourcing our billing function, we expect to increase the percentage of revenue we receive from third-party payers as compared with revenue we receive from patient payers, as well as improve collections from patient payers. We expect that the broader economic impacts of the COVID-19 pandemic will have an effect on our collections from patient payers, which may continue to adversely affect our revenue per OVA1plus test in the third quarter.

Service Revenue.  Service revenue was $3,000 for the three months ended June 30, 2020 compared to $42,000 for the same period in 2019. Substantially all projects with ASPiRA IVD were finalized during 2019 and the subsidiary’s operations were largely completed. Some final project closure costs were recognized in the second quarter of 2020, as well as charges to customers for billable project closure support. Revenue for ASPiRA IVD was recognized once certain revenue recognition criteria had been met. In the second quarter of 2020, the Company took on fulfillment of one legacy IVD contract. However, we do not expect to have any significant service revenue in

2020 as the IVD trial services wound down in 2019. The Company may continue to have future legacy IVD contracts in 2020, however, we do not expect any to be significant.

Cost of Revenue - Product.  Cost of product revenue was $589,000 for the three months ended June 30, 2020 compared to $698,000 for the same period in 2019, representing a decrease of 16% due primarily to the impact of the decrease in tests performed. We expect the cost of product revenue to increase proportionate to the expected increase in test volume in the third quarter of 2020. We expect to experience higher gross margin percentages as the volume of tests performed increases as fixed costs are spread across higher volumes.

Cost of Revenue - Service.  Cost of service revenue was $4,000 for the three months ended June 30, 2020 compared to $210,000 for the same period in 2019. The 98% decrease was due to the wind down of our ASPiRA IVD subsidiary in 2019, offset by costs related to project closure support.

Research and Development Expenses.  Research and development expenses represent costs incurred to develop our technology and carry out clinical studies, and include personnel-related expenses, regulatory costs, reagents and supplies used in research and development laboratory work, infrastructure expenses, contract services and other outside costs. Research and development expenses for the three months ended June 30, 2020 increased by $155,000, or 69%, compared to the same period in 2019. This increase was primarily due to clinical utility and product development costs related to OVANex™, our third-generation serial monitoring product, in 2020 as well as investments in bioinformatics and AGTT.  We expect research and development expenses to increase slightly in the third quarter of 2020, as a result of increased projects, partially offset by a delay in patient recruitment for studies as a result of the COVID-19 pandemic.

Sales and Marketing Expenses.  Our sales and marketing expenses consist primarily of personnel-related expenses, education and promotional expenses, and infrastructure expenses. These expenses include the costs of educating physicians and other healthcare professionals regarding OVA1, Overa, OVA1plus and ASPiRA GenetiX. Sales and marketing expenses also include the costs of sponsoring continuing medical education, medical meeting participation, and dissemination of scientific and health economic publications. Sales and marketing expenses for the three months ended June 30, 2020 decreased $1,047,000, or 38%, compared to the same period in 2019. This decrease was primarily due to lower commission payments and personnel related costs, as well as reductions in consulting and travel due to the COVID-19 pandemic. We expect sales and marketing expenses to remain roughly flat in the third quarter of 2020, due to the COVID-19 pandemic.

General and Administrative Expenses.  General and administrative expenses consist primarily of personnel-related expenses, professional fees and other costs, including legal, finance and accounting expenses and other infrastructure expenses. General and administrative expenses for the three months ended June 30, 2020 increased by $332,000, or 22%, compared to the same period in 2019. This increase is primarily due to an increase in headcount and personnel related expenses as well as legal expenses. We expect general and administrative expenses to remain roughly flat in the third quarter.

Results of Operations - Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

The selected summary financial and operating data of the Company for the six months ended June 30, 2020 and 2019 were as follows:

	Six Months Ended
	June 30,		Increase (Decrease)
(dollars in thousands)	2020	2019	Amount	%
Revenue:
Product	$1,953	$1,879	$74	4
Service	13	66	(53)	(80)
Total revenue	1,966	1,945	21	1
Cost of revenue:
Product	1,384	1,214	170	14
Service	9	388	(379)	(98)
Total cost of revenue	1,393	1,602	(209)	(13)
Gross profit	573	343	230	67
Operating expenses:
Research and development	775	434	341	79
Sales and marketing	3,848	5,144	(1,296)	(25)
General and administrative	3,576	2,789	787	28
Total operating expenses	8,199	8,367	(168)	(2)
Loss from operations	(7,626)	(8,024)	398	(5)
Interest income, net	9	5	4	80
Other income (expense), net	80	(11)	91	827
Net loss	$(7,537)	$(8,030)	$493	(6)

Product Revenue.  Product revenue was $1,953,000 for the six months ended June 30, 2020 compared to $1,879,000 for the same period in 2019. Revenue for ASPiRA LABS is recognized when the OVA1, Overa, OVA1plus or ASPiRA Genetix test is completed based on estimates of what we expect to ultimately realize. The 4% product revenue increase is primarily due to an increase in the number of our tests performed. We expect revenue to modestly improve in the third quarter due to a modest increase in test volume as a result of the COVID-19 pandemic and related re-openings. The duration of the pandemic and efforts to contain it is uncertain.

The number of OVA1plus tests performed increased 12% to approximately 6,112 OVA1plus tests during the six months ended June 30, 2020 compared to approximately 5,442 OVA1plus tests for the same period in 2019. Notably, prior to the March 2020 impact of the COVID-19 pandemic, there was an 80% increase in the combined January and February 2020 test volume, when compared to the same period in 2019. We expect the test volume to modestly increase in the third quarter due to the COVID-19 pandemic and related re-openings.

The revenue per OVA1plus test performed decreased to approximately $313 compared to $345 for the same period in 2019. This decrease was primarily driven by an increase in our mix of patient pay revenue in certain sales territories. Through new contracts and insourcing our billing function, we expect to increase the percentage of revenue we receive from third-party payers as compared with revenue we receive from patient payers, as well as improve collections from patient payers. We expect that the broader economic impacts of the COVID-19 pandemic will have an effect on our collections from patient payers, which may continue to affect our revenue per OVA1plus test in the third quarter.

Service Revenue.  Service revenue was $13,000 for the six months ended June 30, 2020 compared to $66,000 for the same period in 2019. All projects with ASPiRA IVD were finalized during 2019 and the subsidiary’s operations were largely completed. Some final project closure costs were recognized in 2020, as well as charges to customers for billable project closure support. Revenue for ASPiRA IVD is recognized once certain revenue recognition criteria had been met. In the second quarter of 2020, the Company had service revenue from the fulfillment of one legacy IVD contract. The Company may continue to have future legacy IVD contracts in 2020. However, we do not expect any to be significant.

Cost of Revenue - Product.  Cost of product revenue was $1,384,000 for the six months ended June 30, 2020 compared to $1,214,000 for the same period in 2019, representing an increase of 14% due primarily to the increase in volume. The OVA1plus gross margin percentages increased from 40% to 41%, year over year. We expect the cost of product revenue to increase proportionate to the expected increase in test volume in the third quarter of 2020. We expect to experience higher gross margin percentages as the volume of tests performed increases as fixed costs are spread across higher volumes.

Cost of Revenue - Service.  Cost of service revenue was $9,000 for the six months ended June 30, 2020 compared to $388,000 for the same period in 2019. The 98% decrease was due to the wind down of our ASPiRA IVD subsidiary in 2019, offset by costs related to project closure support.

Research and Development Expenses.  Research and development expenses represent costs incurred to develop our technology and carry out clinical studies, and include personnel-related expenses, regulatory costs, reagents and supplies used in research and development laboratory work, infrastructure expenses, contract services and other outside costs. Research and development expenses for the six months ended June 30, 2020 increased by $341,000, or 79%, compared to the same period in 2019. This increase was primarily due to clinical utility and product development costs related to OVANex™, our third-generation serial monitoring product, in 2020 as well as investments in bioinformatics and AGTT. We expect research and development expenses to increase slightly in the third quarter of 2020, as a result of increased projects, partially offset by a delay in patient recruitment for studies as a result of the COVID-19 pandemic.

Sales and Marketing Expenses.  Our sales and marketing expenses consist primarily of personnel-related expenses, education and promotional expenses, and infrastructure expenses. These expenses include the costs of educating physicians and other healthcare professionals regarding OVA1, Overa, OVA1plus and ASPiRA GenetiX. Sales and marketing expenses also include the costs of sponsoring continuing medical education, medical meeting participation, and dissemination of scientific and health economic publications. Sales and marketing expenses for the six months ended June 30, 2020 decreased $1,296,000, or 25%, compared to the same period in 2019. This decrease was primarily due to lower commission payments and personnel related costs, as well as reductions in consulting and travel due to the COVID-19 pandemic. We expect sales and marketing expenses to remain roughly flat in the third quarter of 2020, due to the continued travel restrictions resulting from the COVID-19 pandemic.

General and Administrative Expenses.  General and administrative expenses consist primarily of personnel-related expenses, professional fees and other costs, including legal, finance and accounting expenses and other infrastructure expenses. General and administrative expenses for the six months ended June 30, 2020 increased by $787,000, or 28%, compared to the same period in 2019. This increase is primarily due to an increase in headcount and personnel related expenses as well as legal expenses. We expect general and administrative expenses to remain roughly flat in the third quarter.

Other Income.  Other income for the six months ended June 30, 2020 increased by $91,000, compared to the same period in 2019.  Other income consists primarily of the stimulus check received from the U.S. Department of Health and Human Services of approximately $89,000.

Liquidity and Capital Resources

We plan to continue to expend resources selling and marketing OVA1, Overa, OVA1plus and ASPiRA GenetiX and developing additional diagnostic tests and service capabilities.

We have incurred significant net losses and negative cash flows from operations since inception. At June 30, 2020 we had an accumulated deficit of $429,698,000 and stockholders’ equity of $7,267,000. As of June 30, 2020, we had $10,935,000 of cash and cash equivalents and $4,199,000 of current liabilities. The Company expects to incur a net loss in 2020 as well. Working capital was $8,491,000 and $9,432,000 at June 30, 2020 and December 31, 2019, respectively.

On July 20, 2020, the Company completed a private placement pursuant to which certain investors purchased 3,150,000 shares of ASPIRA common stock at a per share price of $3.50.  Gross proceeds of the private placement were approximately $11 million before transaction costs.

In early June 2020, we issued 2,810,338 shares of our common stock upon the exercise of all of our outstanding warrants and received approximately $5.1 million in aggregate proceeds therefrom.

On May 1, 2020, the Company obtained the PPP Loan from BBVA USA in the aggregate amount of $1,005,767, pursuant to the PPP, which was established under the CARES Act, as administered by the SBA. The application for these funds required the Company to, in good faith, certify that the described economic uncertainty at the time made the loan request necessary to support the ongoing operations of the Company. This certification further required the Company to consider its current business activity and its ability to access other sources of liquidity sufficient to support ongoing operations in a manner that was not significantly detrimental to the business. Under the terms of the CARES Act and the PPP, all or a portion of the principal amount of the PPP Loan is subject to forgiveness so long as, over the 24-week period following the Company’s receipt of the proceeds of the PPP Loan, the Company uses those proceeds for payroll costs, rent, utility costs or the maintenance of employee and compensation levels. The PPP Loan, which was granted pursuant to a Promissory Note, matures on May 1, 2022. Any unforgiven portion of the PPP Loan bears interest at a rate of 1.000% per annum, payable monthly in equal installments commencing on December 1, 2020.  The Company plans to apply for forgiveness of the PPP Loan in the third quarter 2020.  The PPP Loan is subject to any new guidance and new requirements released by the Department of the Treasury.

On June 28, 2019, the Company completed a public offering (the “Offering”) pursuant to which certain investors purchased ASPIRA common stock for net proceeds of approximately $13,521,000 after deducting underwriting discounts, commissions and other expenses related to the Offering. On July 2, 2019, William Blair & Company, L.L.C., the sole underwriter of the Offering, exercised its option to purchase additional shares of ASPIRA common stock for net proceeds of $2,092,000, after deducting underwriting discounts, commissions and other expenses related to the Offering.

On March 22, 2016, we entered into the Loan Agreement pursuant to which we may borrow up to $4,000,000 from the DECD. Proceeds from the loan were utilized primarily to fund the build-out, information technology infrastructure and other costs related to our Trumbull, Connecticut facility and operations. The loan bears interest at a fixed rate of 2.0% per annum and requires equal monthly payments of principal and interest until maturity, which occurs on April 15, 2026. As security for the loan, we have granted the DECD a blanket security interest in our personal and intellectual property. The DECD’s security interest in our intellectual property may be subordinated to a qualified institutional lender. An initial disbursement of $2,000,000 was made to the Company on April 15, 2016 under the Loan Agreement. The remaining $2,000,000 will be advanced if and when the Company achieves certain other future milestones. During the second quarter of 2020, we achieved the target employment milestone necessary to receive an additional $1,000,000 under the loan.  In addition, the DECD has indicated that it will fund the remaining $1,000,000 loan as the required revenue target would likely have been achieved in the first quarter of 2020 in the absence of the impacts of COVID-19. We filed the required application for the $2,000,000 disbursement and are awaiting final approval for the funding. The loan may be prepaid at any time without premium or penalty. On each of March 7, 2018 and April 3, 2020, we amended the Loan Agreement to adjust the future milestones which would allow us to be eligible to borrow the remaining $2,000,000. Under the terms of the agreement, as amended, we may be eligible for forgiveness of up to $1,500,000 of the principal amount of the loan if we achieve certain job creation and retention milestones on or before December 31, 2022. Conversely, if we are either unable to meet these job creation and retention milestones, namely, hiring 25 full-time employees with a specified average annual salary on or before December 31, 2020 or retaining such employees for a consecutive two-year period on or before December 31, 2022, or do not maintain our Connecticut operations for a period of 10 years after the Loan Agreement Date, the DECD may require early repayment of a portion or all of the loan depending on job attainment as compared to the required amount plus a penalty of 5% of the total funded loan. For additional information, see Note 3, “Commitments and Contingencies”, of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

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

Net cash used in operating activities was $6,911,000 for the six months ended June 30, 2020, resulting primarily from the net loss reported of $7,537,000, changes in prepaid expenses of $99,000 and changes in accounts payable, accrued and other liabilities of $165,000, partially offset by stock compensation expense of $710,000 and changes in depreciation and amortization of $114,000 and accounts receivable of $105,000.

Net cash used in operating activities was $6,652,000 for the six months ended June 30, 2019, resulting primarily from the net loss reported of $8,030,000 and changes in prepaid expenses of $66,000, partially offset by stock compensation expense of $597,000 and changes in accounts payable, accrued and other liabilities of $509,000, and depreciation and amortization of $215,000.

Net cash used in investing activities was $123,000 and $82,000 for the six months ended June 30, 2020 and 2019, respectively, which consisted primarily of property and equipment purchases.

Net cash provided by financing activities was $6.3 million and $13.6 million for the six months ended June 30, 2020 and 2019, respectively, which resulted primarily from the exercise of the warrants from the 2020 Exercise of Warrants of approximately $5.1 million and the PPP Loan of $1.0 million in 2020 and from the proceeds from the June 2019 public offering of $13.6 million in 2019.

Our future liquidity and capital requirements will depend upon many factors, including, among others:

•	resources devoted to sales, marketing and distribution capabilities;
•	the rate of OVA1, Overa, OVA1plus and ASPiRA GenetiX product adoption by physicians and patients;
•	the rate of product adoption by healthcare systems and large physician practices of the decentralized distribution agreements for OVA1, Overa and OVA1plus;
•	the insurance payer community’s acceptance of and reimbursement for OVA1, Overa, OVA1plus and ASPiRA GenetiX;
•	our plans to acquire or invest in other products, technologies and businesses;
•	the market price of our common stock;
•	the potential need to add study sites to access additional patients to maintain clinical timelines; and
•	the impact of the COVID-19 pandemic and the actions taken to contain it, as discussed above.

We have significant net operating loss (“NOL”) carryforwards as of June 30, 2020 for which a full valuation allowance has been provided due to our history of operating losses. Section 382 of the Internal Revenue Code of 1986, as amended, as well as similar state provisions may restrict our ability to use our NOL credit carryforwards due to ownership change limitations occurring in the past or that could occur in the future. These ownership changes may also limit the amount of NOL credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively.

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

Off-Balance Sheet Arrangements

As of June 30, 2020, we had no off-balance sheet arrangements that are reasonably likely to have a current or future material effect on our condensed consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Per Item 305(e) of Regulation S-K, the information called for by this Item 3 is not required.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

Our senior management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2020. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2020, our disclosure controls and procedures were effective.

Changes in internal controls over financial reporting.

There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In the ordinary course of business, we may periodically become subject to legal proceedings and claims arising in connection with ongoing business activities. The results of litigation and claims cannot be predicted with certainty, and unfavorable resolutions are possible and could materially and adversely affect our results of operations, cash flows and financial position. In addition, regardless of the outcome, litigation could have an adverse impact on us because of defense costs, diversion of management resources and other factors. While the outcome of these proceedings and claims cannot be predicted with certainty, there are no matters, as of June 30, 2020, that, in the opinion of management, will have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 1A. RISK FACTORS

Except as set forth below, there have been no material changes to our risk factors from those disclosed under “Risk Factors” in Part I, Item 1A of our 2019 Annual Report, as supplemented by the risk factor disclosed under “Risk Factors” in Part II, Item A of our quarterly report on Form 10-Q for the quarter ended March 31, 2020, filed with the SEC on May 14, 2020. The risks and uncertainties described below and in our 2019 Annual Report and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also materially adversely affect our business, financial condition or results of operations.

The novel coronavirus outbreak and the COVID-19 pandemic have adversely impacted, and are expected to further adversely impact, our business, results of operations and financial condition, and such future adverse impact may be material. In addition, other health epidemics, outbreaks or pandemics may adversely affect our business, results of operations and financial condition.

We face risks related to health epidemics and other outbreaks, including the global outbreak of the novel coronavirus and the disease caused by it, COVID-19. Beginning in March 2020, the COVID-19 pandemic and actions taken to contain it have led to travel restrictions, stay-at-home mandates and limitations on access to hospitals and other medical facilities. As a result, our test volumes have decreased, as fewer new patients are being tested and existing patients are extending planned testing schedules. In addition, travel restrictions and stay-at-home mandates have limited recruitment of individuals to participate in our research studies, which has caused delays in our product development timelines. Our salespeople have been limited in their ability to make in-person sales calls. Although we have adjusted our commercialization efforts to incorporate virtual sales meetings and increased digital sales and marketing, those efforts may be less effective than in-person meetings to promote use of our products. In addition, although we are developing a telehealth-based process for patients to access our ASPiRA GenetiX testing without requiring a visit to a physician, there is no assurance that such development will be successful. Our commercial efforts to enter into decentralized arrangements with large healthcare networks and supergroups continue to move forward. However, finalization of such deals may be slowed by the pandemic. Moreover, as the COVID-19 pandemic has caused unemployment, pay reductions and other economic strain, we have experienced and may continue to experience increased difficulty in collecting payment from patient payers. Although we have made efforts to increase the percentage of revenue we receive from third-party payers rather than patient payers, there is no assurance that such efforts will be successful.

To the extent our testing volumes decrease and/or we are unable to collect from patient payers, our revenues, cash flows from operations and liquidity will be adversely impacted. There is no assurance that sales or collections will return to normal levels during the remainder of 2020 or at any time thereafter. As of the date of the filing of this quarterly report on Form 10-Q, management is evaluating all options to conserve cash, and we have obtained stimulus funding and a loan (the “PPP Loan”) pursuant to the Coronavirus Aid, Relief, and Economic Security Act.  The Company plans to apply for forgiveness of the PPP Loan in the third quarter 2020, but there is no assurance that all or a portion of the PPP Loan will be forgiven.  Although we plan to offer antigen tests in the late third quarter or early fourth quarter of 2020 as part of our comprehensive pre-surgical risk test offering, there is no assurance that we will be able to offer such antigen testing at such time, if at all.

ITEM 6.   EXHIBITS   The following exhibits are filed or incorporated by reference with this report as indicated below:

Exhibit		Incorporated by Reference	Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

3.1	Fourth Amended and Restated Certificate of Incorporation of Vermillion, Inc. dated January 22, 2010	8-K	000-31617	3.1	January 25, 2010
3.2	Certificate of Amendment of Fourth Amended and Restated Certificate of Incorporation, effective June 19, 2014	10-Q	001-34810	3.2	August 14, 2014
3.3	Certificate of Amendment to Fourth Amended and Restated Certificate of Incorporation of Vermillion, Inc. dated June 11, 2020	8-K	001-34810	3.1	June 11, 2020
3.4	Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock	8-K	001-34810	4.1	April 17, 2018
3.5	Sixth Amended and Restated Bylaws of Vermillion, Inc. effective June 11, 2020	8-K	001-34810	3.2	June 11, 2020
10.1	Second Amendment to the Assistance Agreement by and between the State of Connecticut, acting by and through the Department of Economic and Community Development and Vermillion, Inc. dated April 3, 2020	10-K	001-34810	10.22	April 7, 2020
10.2	Promissory Note, dated May 1, 2020, between Vermillion, Inc. and BBVA USA	8-K	001-34810	10.1	May 7, 2020
10.3	Securities Purchase Agreement, dated July 1, 2020, by and between Aspira Women’s Health Inc. and the investors listed on Schedule I thereto	8-K	001-34810	10.1	July 7, 2020
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					√

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	√
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(1)
101	Interactive Data Files	√

(1)		Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aspira Women’s Health Inc.
Date: August 14, 2020	/s/ Valerie B. Palmieri
Valerie B. Palmieri President and Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)
Date: August 14, 2020	/s/ Robert Beechey
Robert Beechey Chief Financial Officer (Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)