Form 10-Q
period 2020-09-30
Aspira Women's Health Inc.
filed 2020-11-12
CIK 926617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of October 31, 2020, the registrant had 104,085,827 shares of common stock, par value $0.001 per share, outstanding.

ASPIRA WOMEN’S HEALTH INC.

FORM 10-Q

For the Quarter Ended September 30, 2020

The following are registered or pending trademarks of Aspira Women’s HealthTM Inc.: Vermillion® Inc., Aspira Women’s Health ™ Inc., OVA1®, OVERA®, ASPiRA GenetiXSM , OVA1plus SM, OVANex™ , EndoCheck™, and OVAInherit™.

PART I - FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

Aspira Women’s Health Inc.

Condensed Consolidated Balance Sheets

(Amounts in Thousands, Except Share and Par Value Amounts)

(Unaudited)

	September 30,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$18,836	$11,703
Accounts receivable	848	924
Prepaid expenses and other current assets	522	758
Inventories	45	25
Total current assets	20,251	13,410
Property and equipment, net	593	353
Right-of-use asset	421	52
Other assets	-	13
Total assets	$21,265	$13,828

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,315	$1,158
Accrued liabilities	2,815	2,588
Short-term debt	476	193
Lease liability	9	39
Total current liabilities	4,615	3,978
Non-current liabilities:
Long-term debt	1,678	1,099
Lease liability	422	13
Total liabilities	6,715	5,090
Commitments and contingencies (Note 3)
Stockholders’ equity:
Common stock, par value $0.001 per share, 150,000,000 shares authorized at September 30, 2020 and December 31, 2019; 104,041,493 and 97,286,157 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	104	97
Additional paid-in capital	448,431	430,802
Accumulated deficit	(433,985)	(422,161)
Total stockholders’ equity	14,550	8,738
Total liabilities and stockholders’ equity	$21,265	$13,828

See accompanying notes to the unaudited condensed consolidated financial statements.

Aspira Women’s Health Inc.

Condensed Consolidated Statements of Operations

(Amounts in Thousands, Except Share and Per Share Amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenue:
Product	$1,239	$1,241	$3,192	$3,120
Service	-	44	13	110
Total revenue	1,239	1,285	3,205	3,230
Cost of revenue(1):
Product	803	736	2,187	1,950
Service	4	213	13	601
Total cost of revenue	807	949	2,200	2,551
Gross profit	432	336	1,005	679
Operating expenses:
Research and development(2)	595	340	1,370	774
Sales and marketing(3)	2,152	2,425	6,000	7,569
General and administrative(4)	1,966	1,421	5,542	4,210
Total operating expenses	4,713	4,186	12,912	12,553
Loss from operations	(4,281)	(3,850)	(11,907)	(11,874)
Interest income, net	5	34	14	39
Other income (expense), net	(11)	(4)	69	(15)
Net loss	$(4,287)	$(3,820)	$(11,824)	$(11,850)
Net loss per share - basic and diluted	$(0.04)	$(0.04)	$(0.12)	$(0.14)
Weighted average common shares used to compute basic and diluted net loss per common share	103,200,612	97,144,586	99,555,194	83,017,019
Non-cash stock-based compensation expense included in cost of revenue and operating expenses:
(1) Cost of revenue	$20	$20	$73	$57
(2) Research and development	16	-	17	4
(3) Sales and marketing	31	32	116	93
(4) General and administrative	343	243	915	738

See accompanying notes to the unaudited condensed consolidated financial statements.

Aspira Women’s Health Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(Amounts in Thousands, Except Share Amounts)

(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2019	97,286,157	$97	$430,802	$(422,161)	$8,738
Net loss	-	-	-	(3,706)	(3,706)
Common stock issued in conjunction with exercise of stock options	2,500	-	1	-	1
Stock compensation charge	-	-	269	-	269
Balance at March 31, 2020	97,288,657	$97	$431,072	$(425,867)	$5,302
Net loss	-	-	-	(3,831)	(3,831)
Common stock issued in conjunction with exercise of stock options	247,625	-	295	-	295
Common stock issued for restricted stock awards	178,470	-	121	-	121
Common stock issued in conjunction with warrant exercises	2,810,338	4	5,056	-	5,060
Stock compensation charge	-	-	320	-	320
Balance at June 30, 2020	100,525,090	$101	$436,864	$(429,698)	$7,267
Net loss	-	-	-	(4,287)	(4,287)
Common stock issued in conjunction with exercise of stock options	277,167	-	508	-	508
Common stock issued for restricted stock awards	89,236	-	61	-	61
Common stock issued in conjunction with private placement, net of $373 in issuance costs	3,150,000	3	10,649	-	10,652
Stock compensation charge	-	-	349	-	349
Balance at September 30, 2020	104,041,493	$104	$448,431	$(433,985)	$14,550

Aspira Women’s Health Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(Amounts in Thousands, Except Share Amounts)

(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2018	75,501,394	$75	$414,001	$(406,924)	$7,152
Net loss	-	-	-	(3,716)	(3,716)
Common stock issued in conjunction with exercise of stock options	19,687	-	17	-	17
Common stock issued for restricted stock awards	11,667	-	3	-	3
Stock compensation charge	-	-	181	-	181
Balance at March 31, 2019	75,532,748	$75	$414,202	$(410,640)	$3,637
Net loss	-	-	-	(4,314)	(4,314)
Common stock issued for restricted stock awards	95,452	-	123	-	123
Common stock issued in conjunction with public offering, net of $1,371 in issuance costs	18,750,000	19	13,611	-	13,630
Stock compensation charge	-	-	290	-	290
Balance at June 30, 2019	94,378,200	$94	$428,226	$(414,954)	$13,366
Net loss	-	-	-	(3,820)	(3,820)
Common stock issued for restricted stock awards	47,727	-	62	-	62
Common stock issued in conjunction with the exercise of the underwriter's option to purchase additional shares in connection with a public offering, net of $158 in issuance costs	2,812,500	3	2,089	-	2,092
Issuance costs related to public offering	-	-	(107)	-	(107)
Stock compensation charge	-	-	234	-	234
Balance at September 30, 2019	97,238,427	$97	$430,504	$(418,774)	$11,827

See accompanying notes to the unaudited condensed consolidated financial statements.

Aspira Women’s Health Inc.

Condensed Consolidated Statements of Cash Flows

(Amounts in Thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(11,824)	$(11,850)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash lease expense	10	-
Depreciation and amortization	178	276
Stock-based compensation expense	1,121	893
Loss on sale and disposal of property and equipment	3	54
Changes in operating assets and liabilities:
Accounts receivable	76	(210)
Prepaid expenses and other assets	249	173
Inventories	(20)	63
Accounts payable, accrued liabilities and other liabilities	230	507
Net cash used in operating activities	(9,977)	(10,094)
Cash flows from investing activities:
Purchase of property and equipment	(267)	(121)
Net cash used in investing activities	(267)	(121)
Cash flows from financing activities:
Proceeds from sale of common stock, net of issuance costs	-	13,523
Proceeds from issuance of common stock in conjunction with the exercise of the underwriter’s option to purchase additional shares in connection with a public offering, net of issuance costs	-	2,092
Principal repayment of DECD loan	(143)	(141)
Proceeds from issuance of common stock from exercise of stock options	804	17
Proceeds from PPP loan	1,005	-
Proceeds from exercise of warrants	5,059	-
Proceeds from private placement, net of issuance costs	10,652	-
Net cash provided by financing activities	17,377	15,491
Net increase in cash and cash equivalents	7,133	5,276
Cash and cash equivalents, beginning of period	11,703	9,360
Cash and cash equivalents, end of period	$18,836	$14,636
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	27	31
Supplemental disclosure of noncash investing and financing activities:
Net increase in right-of-use assets	369	84
Net changes in accounts payable related to capital expenditures	154	-

See accompanying notes to the unaudited condensed consolidated financial statements.

Aspira Women’s Health Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.   ORGANIZATION, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

Organization

Aspira Women’s Health Inc., formerly known as Vermillion, Inc.  (“ASPIRA”; ASPIRA and its wholly-owned subsidiaries are collectively referred to as the “Company”) is incorporated in the state of Delaware, and is engaged in the business of developing and commercializing diagnostic tests for gynecologic disease. The Company sells OVA1®,OVERA® and OVA1plusSM a reflex test using OVA1® and OVERA®, a blood test for the assessment of risk for ovarian cancer (“OVA1,” “Overa,” and “OVA1plus,” respectively) through ASPIRA’s wholly-owned Clinical Laboratory Improvement Amendments of 1988 (“CLIA”) certified clinical laboratory, ASPiRA LABS, Inc. (“ASPiRA LABS”). The Company also sells a product for genetic testing for specific women’s health diseases, called ASPiRA GenetiXSM (“ASPiRA GenetiX”), with a core focus on gynecologic cancer.

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

Liquidity

The Company has incurred significant net losses and negative cash flows from operations since inception, and as a result has an accumulated deficit of approximately $433,985,000 and limited liquidity at September 30, 2020. The Company also expects to incur a net loss and negative cash flows from operations for 2020.

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

As a result of the COVID-19 pandemic and actions taken to contain it, the Company’s test volume, and resulting revenue, decreased significantly in late March and the full month of April 2020 as fewer patients visited their physicians and elective surgeries were postponed as a result of closures. The Company saw some increases in its test volume towards the latter half of the second quarter and in the third quarter of 2020, and test volume trended back to pre-COVID-19 levels during the late third quarter 2020.  In order to reduce the impact of limitations on visiting physician offices due to closures and quarantines, the Company implemented other mechanisms for reaching physicians such as virtual sales representative meetings and increased digital sales and marketing. Enrollment for future studies has been slower than originally planned due to the impact of current closures for some states. The full impact of the COVID-19 pandemic continues to evolve as of the date of this filing. As a result, the Company is unable to estimate the extent of the impact of the COVID-19 pandemic on its liquidity.

As discussed in Note 3, in March 2016, the Company entered into a loan agreement (as amended on March 7, 2018 and April 3, 2020, the “Loan Agreement”), with the State of Connecticut Department of Economic and Community Development (the “DECD”), pursuant to which it may borrow up to $4,000,000 from the DECD. An initial disbursement of $2,000,000 was made to the Company on April 15, 2016 under the Loan

Agreement. The Company has received communication from the DECD that the Company has met the  milestones to receive the remaining  $2,000,000, as the Company has achieved the target employment milestone and the DECD has indicated that it considers the Company to have met the required revenue threshold for purposes of the Loan Agreement.  The loan may be prepaid at any time without premium or penalty.

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

On April 10, 2020, the Company received a stimulus check of approximately $89,000 from the U.S. Department of Health and Human Services pursuant to the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”).

As discussed in Note 3, on May 1, 2020, the Company obtained a loan (the “PPP Loan”) from BBVA USA in the aggregate amount of $1,005,767, pursuant to the Paycheck Protection Program (the “PPP”), which was established under the CARES Act, as administered by the U.S. Small Business Administration (the “SBA”).

As discussed in Note 4, during June 2020, all of the warrants from the 2017 private placement were exercised.  The Company received $5,058,608 in aggregate proceeds from the exercise of the warrants.

As discussed in Note 4, on July 20, 2020, the Company completed a private placement of ASPIRA common stock for net proceeds of $10.6 million, after deducting expenses related to the private placement.

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

Significant Accounting and Reporting Policies

Revenue Recognition

Product Revenue – OVA1, Overa and OVA1plus:  The Company recognizes product revenue in accordance with the provisions of ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). Product revenue is recognized upon completion of the OVA1, Overa or OVA1plus test and delivery of results to the physician based on estimates of amounts that will ultimately be realized. In determining the amount of revenue to be recognized for a delivered test result, the Company considers factors such as payment history and amount, payer coverage, whether there is a reimbursement contract between the payer and the Company, and any developments or changes that could impact reimbursement. These estimates require significant judgment by management as the collection cycle on some accounts can be as long as one year.

The Company also reviews its patient account population and determines an appropriate distribution of patient accounts by payer (i.e., Medicare, patient pay, other third-party payer, etc.) into portfolios with similar collection experience. The Company has elected this practical expedient that, when evaluated for collectability, results in a materially consistent revenue amount for such portfolios as if each patient account were evaluated on an individual contract basis. During the quarter ended September 30, 2020, there were no adjustments to estimates of variable consideration to derecognize revenue for services provided in a prior period. There were no impairment losses on accounts receivable recorded during the quarters ended September 30, 2020 and 2019.

Product Revenue – ASPiRA GenetiX: Under ASC 606, the Company’s genetics revenue is recognized upon completion of the ASPiRA GenetiX test and delivery of results to the physician based on estimates of amounts that will ultimately be realized. In determining the amount of revenue to be recognized for a delivered test result, the Company considers factors such as payment history and amount, payer coverage, whether there is a reimbursement contract between the payer and the Company, and any developments or changes that could impact reimbursement. These estimates require significant judgment by management as the Company has limited experience with such factors relating to ASPiRA GenetiX.

Service Revenue: The Company’s service revenue was generated by performing IVD trial services for third-party customers. Measurement of progress on contracts with customers was generally based on the input measurement of cost incurred relative to the total expected costs to satisfy the performance obligation. The Company does not expect to have any significant service revenue going forward, as it largely wound down performing the ASPiRA IVD trial services in the fourth quarter of 2019.  For the second quarter 2020, the Company’s service revenue was limited to the fulfillment of one legacy IVD contract. There was no service revenue in the third quarter 2020.

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

3.   COMMITMENTS AND CONTINGENCIES

Coronavirus Aid, Relief, and Economic Security (CARES) Act and Paycheck Protection Program Loan

On May 1, 2020, the Company obtained the PPP Loan from BBVA USA in the aggregate amount of $1,005,767. The application for these funds required the Company to, in good faith, certify that the described economic uncertainty at the time made the loan request necessary to support the ongoing operations of the Company. This certification further required the Company to consider its current business activity and its ability to access other sources of liquidity sufficient to support ongoing operations in a manner that was not significantly detrimental to the business. Under the terms of the CARES Act and the PPP, all or a portion of the principal amount of the PPP Loan is subject to forgiveness so long as, over the 24-week period following the Company’s receipt of the proceeds of the PPP Loan, the Company used those proceeds for payroll costs, rent, utility costs or the maintenance of employee and compensation levels. The PPP Loan, which was granted pursuant to a promissory note, matures on May 1, 2022. Any unforgiven portion of the PPP Loan bears interest at a rate of 1.000% per annum, payable monthly in equal installments commencing in  May 2021.       The PPP Loan is subject to any new guidance and new requirements released by the Department of the Treasury.

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

An initial disbursement of $2,000,000 was made to the Company on April 15, 2016 under the Loan Agreement. Proceeds from the initial disbursement were utilized primarily to fund the build-out, information technology infrastructure and other costs related to the Company’s Trumbull, Connecticut facility and operations. During the second quarter of 2020, we achieved the target employment milestone necessary to receive an additional $1,000,000 under the Loan Agreement. In addition, the DECD has indicated that it will fund the remaining $1,000,000 loan as the required revenue target would likely have been achieved in the first quarter of 2020 in the absence of the impacts of COVID-19. We filed the required application for the $2,000,000 disbursement and received final approval from the DECD for the funding.  The loan may be prepaid at any time without premium or penalty.

Under the terms of the Loan Agreement, the Company may be eligible for forgiveness of up to $1,500,000 of the principal amount of the loan if the Company achieves certain job creation and retention milestones by December 31, 2022. Conversely, if the Company is either unable to meet these job creation and retention milestones, namely, hiring 25 full-time employees with a specified average annual salary on or before December 31, 2020 or retaining such employees for a consecutive two-year period or does not maintain the Company’s Connecticut operations for a period of 10 years after March 22, 2016, the DECD may require early repayment of a portion or all of the loan depending on job attainment as compared to the required amount plus a penalty of 5% of the total funded loan.    The Company has received communication from the State of Connecticut Department of

Economic and Community Development that the Company has met the remaining milestones to receive the $2,000,000.

Operating Leases

The Company leases facilities to support its business of discovering, developing and commercializing diagnostic tests in the fields of gynecologic disease. The Company’s principal facility, including the CLIA laboratory used by ASPiRA LABS, is located in Austin, Texas, and the CLIA laboratory used for ASPiRA IVD services is located in Trumbull, Connecticut.  In October 2020, the Company renewed the Austin, Texas lease for one additional year.  The Company’s renewed lease expires on January 31, 2022, with no automatic renewal or renewal option.

In October 2015, the Company entered into a lease agreement for a facility in Trumbull, Connecticut. The lease required initial payments for the buildout of leasehold improvements to the office space, which were approximately $596,000.  In September 2020, the Company exercised the renewal option for its Trumbull, Connecticut lease. The Company’s renewed lease expires on June 30, 2026, with a five year renewal option.  The Company is not reasonably certain that it will exercise the five year renewal option beginning on July 1, 2026.

The expense associated with these operating leases for the three and nine months ended September 30, 2020 and 2019 is shown in the table below (in thousands).

		Three Months Ended September 30
Lease Cost	Classification	2020	2019
Operating rent expense
	Cost of revenue	$19	$9
	Research and development	13	2
	Sales and marketing	8	9
	General and administrative	18	11
Variable rent expense
	Cost of revenue	$2	$13
	Research and development	-	3
	Sales and marketing	12	12
	General and administrative	14	16

		Nine Months Ended September 30
Lease Cost	Classification	2020	2019
Operating rent expense
	Cost of revenue	$52	$27
	Research and development	37	9
	Sales and marketing	18	26
	General and administrative	45	33
Variable rent expense
	Cost of revenue	$6	$37
	Research and development	1	9
	Sales and marketing	34	32
	General and administrative	41	44

Based on the Company’s leases as of September 30, 2020, the table below sets forth the approximate future lease payments related to operating leases with initial terms of one year or more (in thousands).

2020	$9
2021	63
2022	95
2023	106
2024	116
Thereafter	187
Total Operating Lease Payments	576
Less: Interest	(145)
Present Value of Lease Liabilities	431

Weighted-average lease term and discount rate were as follows:

Weighted-average remaining lease term (in years)	5.7
Weighted-average discount rate	9.39%

Non-cancelable Royalty Obligations

ASPIRA is a party to an amended research collaboration agreement with The Johns Hopkins University School of Medicine under which the Company licenses certain of its intellectual property directed at the discovery and validation of biomarkers in human subjects, including but not limited to clinical application of biomarkers in the understanding, diagnosis and management of human disease. Under the terms of the amended research collaboration agreement, ASPIRA is required to pay the greater of 4% royalties on net sales of diagnostic tests using the assigned patents or annual minimum royalties of $57,500. Royalty expense for the nine months ended September 30, 2020 and 2019 totalled $124,000 and $125,000, respectively.

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

2020 Private Placement

On July 20, 2020, the Company completed a private placement pursuant to which certain investors purchased 3,150,000 shares of ASPIRA common stock at a price of $3.50 per share.  Net proceeds of the private placement were $10.6 million, after deducting expenses related to the private placement.

The sale of common stock qualified for equity treatment under GAAP.  The value of the common stock was calculated based on proceeds received.

2010 Stock Incentive Plan

The Company’s employees, directors, and consultants were eligible to receive awards under the Vermillion, Inc. Second Amended and Restated 2010 Stock Incentive Plan, which was replaced by the 2019 Plan (as defined below) with respect to future equity grants. As of September 30, 2020, a total of 5,225,586 shares of ASPIRA common stock were reserved with respect to outstanding stock options and unvested restricted stock awards.

2019 Stock Incentive Plan

At the Company’s 2019 annual meeting of stockholders, the Company’s stockholders approved the Vermillion, Inc. 2019 Stock Incentive Plan (the “2019 Plan”). The purposes of the 2019 Plan are (i) to align the interests of the Company’s stockholders and recipients of awards under the 2019 Plan by increasing the proprietary interest of such recipients in the Company’s growth and success; (ii) to advance the interests of the Company by attracting and retaining non-employee directors, officers, other employees, consultants, independent contractors and agents; and (iii) to motivate such persons to act in the long-term best interests of the Company and its stockholders.  The 2019 Plan allows the Company to grant stock options, stock appreciation rights, restricted stock, restricted stock units and performance awards to participants.

Subject to the terms and conditions of the 2019 Plan, the initial number of shares authorized for grants under the 2019 Plan is 10,492,283. To the extent an equity award granted under the 2019 Plan expires or otherwise terminates without having been exercised or paid in full, or is settled in cash, the shares of common stock subject to such award will become available for future grant under the 2019 Plan. As of September 30, 2020, a total of 10,492,283 shares of ASPIRA common stock had been reserved for issuance under the 2019 Plan, of which 3,226,202 shares of ASPIRA common stock are subject to outstanding stock options and unvested restricted stock awards.

Stock-Based Compensation

During the three months ended March 31, 2020, the Company granted the following awards under the 2019 Plan:

Grant Date	Number of Shares	Type of Award	Exercise Price / Share	Fair Value / Share
1/27/2020	24,000	Options	$ 0.77	$ 0.47
2/12/2020	900,000	Performance Options	$ 0.82	$ 0.50
3/19/2020	2,039,768	Options	$ 0.68	$ 0.41
3/19/2020	356,940	Restricted Stock Units	$ -	$ 0.68
	3,320,708

During the three months ended June 30, 2020, the Company granted the following awards under the 2019 Plan:

Grant Date	Number of Shares	Type of Award	Exercise Price	Fair Value / Share
4/22/2020	56,000	Options	$ 1.36	$ 0.82
4/30/2020	23,452	Options	$ 1.55	$ 0.53
5/22/2020	75,000	Options	$ 2.70	$ 1.65
5/29/2020	10,297	Options	$ 3.27	$ 1.21
6/30/2020	8,509	Options	$ 3.84	$ 1.47
6/30/2020	58,654	Options	$ 3.84	$ 2.39
	231,912

During the three months ended September 30, 2020, the Company granted the following awards under the 2019 Plan:

Grant Date	Number of Shares	Type of Award	Exercise Price	Fair Value / Share
7/7/2020	110,000	Options	$ 3.53	$ 2.20
7/31/2020	7,246	Options	$ 4.47	$ 1.73
8/31/2020	10,927	Options	$ 2.87	$ 1.14
9/28/2020	98,000	Options	$ 2.83	$ 1.79
9/30/2020	10,171	Options	$ 3.09	$ 1.23
9/30/2020	40,944	Options	$ 3.09	$ 1.95
	277,288

The allocation of employee stock-based compensation expense by functional area for the three and nine months ended September 30, 2020 and 2019 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2020	2019	2020	2019
Cost of revenue	$18	$18	$66	$49
Research and development	15	-	16	4
Sales and marketing	31	33	111	91
General and administrative	228	185	722	598
Total	$292	$236	$915	$742

5.   LOSS PER SHARE

The Company calculates basic loss per share using the weighted average number of shares of ASPIRA common stock outstanding during the period. Because the Company is in a net loss position, diluted loss per share is calculated using the weighted average number of shares of ASPIRA common stock outstanding and excludes the effects of 8,451,788 and 9,795,345 potential shares of ASPIRA common stock as of September 30, 2020 and 2019, respectively, that are anti-dilutive. Potential shares of ASPIRA common stock include incremental shares of ASPIRA common stock issuable upon the exercise of outstanding warrants, stock options and unvested restricted stock units.

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

Examples of forward-looking statements regarding our business include the following:

•	expectations relating to the PPP Loan (as defined below);
•	projections or expectations regarding our future test volumes, revenue, cost of revenue, operating expenses, gross profit margin, cash flow, results of operations and financial condition;
•	our planned business strategy and the anticipated effects thereof;
•	plans with respect to our market expansion and growth, including plans to market OVA1, Overa, OVA1plus and ASPiRA GenetiX outside the United States;
•	plans to develop new algorithms, molecular diagnostic tests, products and tools;
•	expectations relating to future revenue and expenses;

•	plans with respect to ASPiRA LABS, Inc. (“ASPiRA LABS”), including plans to expand ASPiRA LABS’ testing capabilities;
•	expectations regarding future services provided by Quest Diagnostics Incorporated;
•	plans to develop new products and expand our product offerings;
•	plans to develop and perform laboratory developed tests (“LDTs”);
•	anticipated liquidity and capital requirements;
•	anticipated future losses and our ability to continue as a going concern;
•	expectations regarding the second disbursement from our financing arrangement, as amended, with the State of Connecticut Department of Economic and Community Development (the “DECD”);
•	expectations regarding the results of our clinical utility studies and our ability to recruit patients to participate in such studies;
•	our ability to use our net operating loss carryforwards;
•	expected market adoption of our diagnostic tests, including OVA1, Overa, OVA1plus and ASPiRA GenetiX;
•	expectations regarding our diagnostic algorithm LDTs;
•	plans to use AbbVie Inc. serum samples in EndoCheck™ product validation trial;
•	plans to submit an application relating to our EndoCheck product to the Food and Drug Administration (the “FDA”) under its Breakthrough Devices Program;
•	expectations regarding the wind down of our ASPiRA IVD, Inc. (“ASPiRA IVD”) subsidiary and future service revenue;
•	expectations in leveraging telehealth, including for the development of a process for patients to access ASPiRA GenetiX testing directly;
•	plans with respect to COVID-19 antigen and antibody testing; and
•	expectations regarding the impacts resulting from or attributable to the COVID-19 pandemic and actions taken to contain it.

Forward-looking statements are subject to significant risks and uncertainties, including those discussed in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019 (our “2019 Annual Report”) as supplemented by the section entitled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q and for the quarter ended March 31, 2020, that could cause actual results to differ materially from those projected in such forward-looking statements due to various factors, including our ability to continue as a going concern; our ability to increase the volume of our product sales; failures by third-party payers to reimburse OVA1, Overa,  OVA1plus or ASPiRA GenetiX or changes or variances in reimbursement rates; our ability to secure additional capital on acceptable terms to execute our business plan; our ability to comply with Nasdaq’s continued listing requirements to remain publicly traded; in the event that we succeed in commercializing OVA1, Overa, OVA1plus and ASPiRA GenetiX outside the United States, the political, economic and other conditions affecting other countries; our ability to continue developing existing technologies; our ability to develop and commercialize additional diagnostic products and achieve market acceptance with respect to these products; our ability to compete successfully; our ability to obtain any regulatory approval required for our future diagnostic products; our or our suppliers’ ability to comply with the FDA requirements for production, marketing and post-market monitoring of our products; additional costs that may be required to make further improvements to our manufacturing operations; our ability to maintain sufficient or acceptable supplies of immunoassay kits from our suppliers; our ability to continue to develop, protect and promote our proprietary technologies; our ability to use intellectual property directed to diagnose biomarkers; our ability to successfully defend our proprietary technology against third parties; future litigation against us, including infringement of intellectual property and product liability exposure; our ability to retain key employees; business interruptions; changes in healthcare policy; our ability to comply with environmental laws; our ability to comply with the additional laws and regulations that apply to us in connection with the operation of ASPiRA LABS; our ability to comply with FDA regulations that relate to our products and to obtain any FDA clearance or approval required to develop and perform LDTs; our ability to integrate and achieve anticipated results from any acquisitions or strategic alliances; our ability to use our net operating loss carryforwards; the liquidity and trading volume of our common stock; the concentration of ownership of our common stock; impacts resulting from or relating to the COVID-19 pandemic and actions taken to contain it; expected timing and receipt of proceeds from the DECD loan; expectations regarding the forgiveness of the PPP loan, anticipated use of capital and its effects; and plans to begin offering COVID-19 antigen testing.

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

We currently market and sell the following products and related services: (1) OVA1, a blood test designed to, in addition to a physician’s clinical assessment of a woman with a pelvic mass, identify women who are at high risk of having a malignant ovarian tumor prior to planned surgery; (2) Overa, a second-generation biomarker panel intended to maintain our product’s high sensitivity while improving specificity; (3) OVA1plus, a service offering combining our OVA1 and Overa products, designed to improve accuracy and reduce false elevations in the intermediate risk area by nearly 40% by leveraging the strengths of OVA1’s (MIA) sensitivity and Overa’s (MIA2G) specificity; and (4) ASPiRA GenetiX, a genetic test for specific women’s health diseases, initially focused on detecting the risk of hereditary breast and ovarian cancer syndrome (“HBOC”) and carriers of variants of genes associated with cancer. OVA1 received FDA clearance in September 2009, and Overa received FDA clearance in March 2016. OVA1 and Overa each use the Roche cobas 4000, 6000 and 8000 platforms. Through September 30, 2020, our product revenue, which includes revenue from related services has been limited to revenue generated by sales of OVA1, OVA1plus and ASPiRA GenetiX.

We are developing three additional products and related services, including two diagnostic algorithms, OVANex™ and EndoCheck™ and a high-risk screening algorithm, OVAInherit™, for patients who are genetically predisposed to ovarian cancer. These products may be launched as LDTs or FDA cleared tests.

•

OVANex™ will focus on monitoring women with pelvic masses, and will include not only biomarkers, but also clinical risk factors, and potentially other diagnostics and patient history data to increase predictive value.

•

EndoCheck™ will focus on endometriosis and is being developed to act as an aid in detection of endometriosis. Current detection methods for endometriosis require a surgical biopsy, while EndoCheck™ is intended to address this large patient population using a non-surgical solution with both the sensitivity and specificity equal to or greater than surgical biopsy.    We plan to submit an application to the FDA under its Breakthrough Devices Program by the end of the year.

•

OVAInherit™ will be a high-risk screening tool, intended for those patients who are genetically predisposed to gynecologic cancer, which will use genetics, proteins and other modalities to assess the risk of other gynecologic diseases that cannot be assessed through a traditional biopsy. Our next study, OVA360, has launched and will be focused on developing OVAInherit.

We ultimately plan to commercialize each of our products on a global level. We currently hold CE marks for OVA1 and Overa. In addition, each of OVA1 and Overa are already offered on a global testing platform, which allows both tests to be deployed worldwide.

One of our goals is to deliver a cloud-based technology solution for delivering FDA- and LDT-validated algorithms. In 2020 or 2021, we plan to launch a new decentralized platform and cloud service product, ASPiRA GenetiX Technology Transfer (“AGTT”).  AGTT is an en-suite, cloud-based technology transfer solution that provides an end-to-end platform (sample collection to customized report) for clinical laboratories to internalize hereditary genetic testing and assess for risk of being a carrier of carrier screening. The product is a fully validated next-generation sequencing assay which can be internalized rapidly as an LDT. AGTT is comprised of a custom-built technology which leverages a novel artificial intelligence-based bioinformatics pipeline that has been customized specifically for the proprietary ASPIRA chemistry, resulting in reduced workflows and redundancies typically associated with internalizing genetics. AGTT is fully automated, providing limited wet lab and sample analysis time, allowing clients to implement and run genetic testing at scale and with minimal cost, time and labor at accelerated turnaround times

We also own and operate ASPiRA LABS, a Clinical Laboratory Improvements Amendments of 1988 (“CLIA”) certified national laboratory based in Austin, Texas, which specializes in applying biomarker-based technologies to address critical needs in the management of gynecologic cancers and disease. ASPiRA LABS provides expert diagnostic services using a state-of-the-art biomarker-based diagnostic algorithm to aid in clinical decision making and advance personalized treatment plans. The lab currently performs our OVA1 and Overa tests, and we plan to expand the testing to other gynecologic conditions with high unmet need. We also plan to develop and perform LDTs at ASPiRA LABS. ASPiRA LABS holds a CLIA Certificate of Registration and a state laboratory license in California, Florida, Maryland, New York, Pennsylvania and Rhode Island. This allows the lab to perform OVA1 and Overa testing on a national basis. The Centers for Medicare and Medicaid Services (“CMS”) issued a provider number to ASPiRA LABS in March 2015.

Recent Developments

Under our loan agreement, dated as of March 22, 2016 (as amended on March 7, 2018 and April 3, 2020, the “Loan Agreement”), with the DECD, we may borrow up to $4,000,000 from the DECD. An initial disbursement of $2,000,000 was made to ASPIRA on April 15, 2016 under the Loan Agreement. During the second quarter of 2020, we achieved the target employment milestone necessary to receive an additional $1,000,000 under the Loan Agreement.  After the DECD indicated that it will fund the remaining $1,000,000 loan as the required revenue target would likely have been achieved in the first quarter of 2020 in the absence of the impacts of COVID-19, we filed the required application for the $2,000,000 disbursement and received final approval from the DECD for the funding. The funds are anticipated to be received in the fourth quarter of 2020.  For additional information, see Note 3, “Commitments and Contingencies”, of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

On July 20, 2020, we completed a private placement pursuant to which certain investors purchased 3,150,000 shares of ASPIRA common stock at a price of $3.50 per share.  Net proceeds of the private placement were approximately $10.6 million, after deducting expenses related to the private placement.

On September 18, 2020, AbbVie Inc. provided the Company with certain serum samples collected and tested as part of AbbVie Inc.’s clinical trials. The Company plans to use the samples in its upcoming EndoCheck™ product validation trial. EndoCheck will be designed as a simple blood test to aid in the detection of endometriosis and, as such, will be less invasive than current detection methods, which require a surgical biopsy. On September 18, 2020, AbbVie Inc. also provided the Company with additional data metrics, including patient demographics, endometriosis surgical pathology diagnoses, and other clinical metrics.

In the fourth quarter of 2020, we launched a digital and media campaign to strengthen our brand identity, as well as increase awareness of the advantages of our OVA1 test, including early detection and racial disparity when compared with CA125.

On October 14, 2020, we announced that we are  a participating provider with Anthem BlueCross BlueShield of Georgia, which has an estimated additional 3.3 million members across the state. As of November 1, 2020, we have approximately 173 million covered lives in the U.S.

Effective November 9, 2020, the Company appointed Dr. Sandra Brooks to its board of directors.

On November 10, 2020, we announced the appointment of the following five new members to our executive leadership team: Dr. Elena Ratner, Global Chief Medical Advisor, Clinical and Translational Medicine; Kaile Zagger, Chief Operating Officer; Dr. Lesley Northrop, Chief Scientific Officer; Dr. Gary Altwerger, Global Deputy Chief Medical Advisor, Clinical and Translational Medicine; and Dr. Diane Powis will join us a Chief Spokeswoman.

COVID-19 Pandemic

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China. The novel coronavirus has since spread to over 100 countries, including every state in the United States. On March 11, 2020, the World Health Organization declared COVID-19, the disease caused by the novel coronavirus, a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to the coronavirus outbreak. This outbreak has severely impacted global economic activity, and many countries and many states in the United States have reacted to the outbreak by instituting quarantines, mandating business and school closures and restricting travel. Patient enrollment for our planned research studies has been lower due to the impact of closures and restricted travel, which could lead to delays in the completion of such studies. Our commercial efforts to enter into decentralized arrangements with large healthcare networks and supergroups have continued to move forward. However, finalization of such deals have been slowed by the pandemic. In addition, many conventions and industry conferences have been canceled.

As a result of the COVID-19 pandemic and actions taken to contain it, the majority of our non-lab employees have been working remotely, and we expect that they will continue to do so until the number of daily COVID-19 cases in the areas surrounding our offices consistently level off or declines.  In terms of business continuity, our lab operations require on site essential employees. As previously disclosed, we have put in place staffing and reagent contingency plans to ensure there is no down time at our lab.  We believe the lab could continue to operate in the event any isolated infection were to impact a portion of the workforce. In addition, as of the date of the filing of this Form 10-Q, we have approximately four months of reagents, one of our key testing supplies, in stock, depending on volume of tests performed, and we are working with the manufacturer to ensure a consistent supply over the next 6 months.

We are committed to following recommended physical and social distancing guidelines in order to reduce the risk of infection for our employees. We have also decreased our travel and convention-related expenses. We have taken several measures to reduce the impact of the COVID-19 related closures and quarantines. For example, because our salespeople have experienced limitations on their ability to physically visit physician offices, we have implemented other means of coverage such as virtual sales representative meetings and increased digital sales and marketing. In March, our sales team began making in-person calls to customers as determined on a state by state basis, in accordance with local guidelines. We do not know if such activity can continue if COVID-19 infection rates rise.  We have developed protocols and training for our team where physical visits are allowed to help ensure employee, customer and patient safety. We also hope to leverage avenues in telehealth, and are developing a process for patients to access our ASPiRA GenetiX testing without requiring a visit to a physician.  We plan to launch this telehealth offering in the first quarter of 2021.

In the third quarter 2020, we experienced a recovery in our test volume, such that when comparing the average number of tests per business ordering day in February 2020, the last full calendar month before COVID-19 significantly impacted the United States, to the average number of tests per business ordering day in September 2020, our test volume is back to approximately 95% of pre-COVID-19 levels.  Based on the recent surges of COVID-19 cases, the potential for future resurgences of COVID-19 cases and the variety of federal and state actions taken to contain them, we are unable to estimate the potential future impact of the COVID-19 pandemic on our operations or cash flows as of the date of this filing.

On March 27, 2020, the U.S federal government enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The CARES Act is an emergency economic stimulus package in response to the coronavirus outbreak which, among other things, provides loans, guarantees and subsidies to qualifying businesses and contains numerous income tax provisions. Some of these tax provisions are expected to be effective retroactively for years ending before the date of enactment. We do not expect these tax provisions to have a material impact on our financial statements.

On April 10, 2020, we received a stimulus check of approximately $89,000 from the U.S. Department of Health and Human Services pursuant to the CARES Act.

On May 1, 2020, we were granted a loan (the “PPP Loan”) from BBVA USA in the aggregate amount of $1,005,767, pursuant to the Paycheck Protection Program (the “PPP”), which was established under the CARES Act as administered by the U.S. Small Business Administration (the “SBA”). We believe we used the proceeds of the PPP Loan in a manner that qualifies for complete forgiveness of the PPP Loan but caution that there can be no assurance that all or any portion of the PPP Loan will be forgiven. See “Liquidity and Capital Resources” for more information.

In the second quarter of 2020, we began running COVID-19 antibody tests and began preparations for offering COVID-19 antigen tests. The goal of offering COVID-19 antibody testing is to offer providers  a one blood draw per patient test that combines the OVA1plus test with the COVID-19 antigen test, as part of our pre-surgical risk test offering.  Volume of antibody tests has been minimal due to providers receiving COVID-19 testing prior to presurgical blood draw at the local level.  Our planned COVID-19 antigen testing has been postponed due to manufacturer delays. We are currently assessing demand for both  antibody and antigen testing.

Strategy

We are focused on the execution of five core strategic business drivers in ovarian cancer diagnostics and specialized laboratory services to build long-term value for our investors:

•

Maximizing the existing OVA1 opportunity in the United States by taking the lead in payer coverage and commercialization of OVA1. This strategy included the launch of our CLIA certified clinical laboratory, ASPiRA LABS, in June 2014, multiple publications, inclusion in the American College of Obstetricians and Gynecologists (“ACOG”) adnexal mass guidelines, payer traction and finally the addition of OVA1 to the CMS National Fee schedule as of January 2018;

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
•

Expanding our product offerings to additional women’s health diseases with a focus on pelvic disease conditions such as pelvic mass monitoring and endometriosis by adding additional gynecologic bio-analytic solutions involving biomarkers, other modalities (e.g., imaging), clinical risk factors and patient data to aid diagnosis and risk stratification of women presenting with a pelvic mass; and

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

In October 2018, ASPiRA LABS launched OVA1plus, a clinical pathway which combines the strengths of OVA1 and Overa. This offering helps drive earlier ovarian cancer risk detection, which in turn lowers overall healthcare costs and reduces inefficiencies in the care pathway.

Recent Publications

In parallel to building our OVA platform offering and our commercial deployment, we have been working on several key publications and product extensions.

In March 2020, the results of an OVA1plus study were scheduled to be presented as a poster at the Society of Gynecologic Oncology’s 2020 Annual Meeting on Women’s Cancer (the “SGO Meeting”). The objective of the study was to determine whether using Overa to perform reflex testing on test results with a high OVA1 score can improve specificity in detection of malignancy in women with adnexal masses, a testing process we refer to as our OVA1plus test. These results indicate that the OVA1plus test did improve specificity in detection of ovarian cancers. Although the SGO Meeting was cancelled due to the COVID-19 pandemic, the abstract was made available on the SGO Meeting’s website.

In October 2020, we published a paper in Current Medical Research and Opinion, titled “Low-risk Multivariate Index Assay Scores, Physician Referral and Surgical Choices in Women with Adnexal Masses”.  A total of 282 independent patient charts were reviewed of which 146 were Low Risk results. Surgery was performed on 56% patients with low risk scores. The other 44% had no surgery and were followed clinically.  There were no invasive cancers in the patients who had surgery. Clinicians were comfortable with expectant management of pelvic masses when OVA1 is low risk. These results demonstrated to us that there is an immediate need to assessing the status of a pelvic mass even though surgery is not performed.

Critical Accounting Policies and Estimates

Our product revenue is generated by performing diagnostic services using our OVA1, Overa, OVA1plus or ASPiRA GenetiX tests, and the service is completed upon the delivery of the test result to the prescribing physician. The entire transaction price is allocated to the single performance obligation contained in a contract with a patient. Under ASC Topic 606, Revenue from Contracts with Customers, all revenue is recognized upon completion of the OVA1, Overa, OVA1plus or ASPiRA GenetiX test and delivery of test results to the physician based on estimates of amounts that will ultimately be realized. In determining the amount of revenue to be recognized for a delivered test result, we consider factors such as payment history and amount, payer coverage, whether there is a reimbursement contract between the payer and us, and any developments or changes that could impact reimbursement. These estimates require significant judgment by management. For OVA1, Overa and OVA1plus tests, we also review our patient account population and determine an appropriate distribution of patient accounts by payer (i.e., Medicare, patient pay, other third-party payer, etc.) into portfolios with similar collection experience. When evaluated for collectability, this results in a materially consistent revenue amount for such portfolios as if each patient account were evaluated on an individual contract basis.

22

Results of Operations - Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

The selected summary financial and operating data of the Company for the three months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended
	September 30,		Increase (Decrease)
(dollars in thousands)	2020	2019	Amount	%
Revenue:
Product	$1,239	$1,241	$(2)	(0)
Service	-	44	(44)	-
Total revenue	1,239	1,285	(46)	(4)
Cost of revenue:
Product	803	736	67	9
Service	4	213	(209)	(98)
Total cost of revenue	807	949	(142)	(15)
Gross profit	432	336	96	29
Operating expenses:
Research and development	595	340	255	75
Sales and marketing	2,152	2,425	(273)	(11)
General and administrative	1,966	1,421	545	38
Total operating expenses	4,713	4,186	527	13
Loss from operations	(4,281)	(3,850)	(431)	11
Interest income, net	5	34	(29)	85
Other income (expense), net	(11)	(4)	(7)	(175)
Net loss	$(4,287)	$(3,820)	$(467)	12

Product Revenue.  Product revenue was $1,239,000 for the three months ended September 30, 2020 compared to $1,241,000 for the same period in 2019. Revenue for ASPiRA LABS is recognized when the OVA1, Overa, OVA1plus or ASPiRA Genetix test is completed based on estimates of what we expect to ultimately realize. Our revenue was relatively flat for the third quarter compared to the same period in 2019, due to the impact of COVID-19 and actions taken to contain it in 2020. We expect revenue to improve in the fourth quarter due to test volumes returning to and potentially growing higher than, pre COVID-19 levels, provided that the COVID-19 pandemic does not further escalate and result in new quarantines and state closures. The duration of the pandemic and efforts to contain it remains uncertain.

The number of OVA1plus tests performed remained relatively flat at approximately 3,596 OVA1plus tests during the three months ended September 30, 2020 compared to approximately 3,602 OVA1plus tests for the same period in 2019, due to the impact of COVID-19 and actions taken to contain it in 2020.

The revenue per OVA1plus test performed decreased to approximately $338 compared to $345 for the same period in 2019. This decrease was primarily driven by a third quarter 2019 one-time favorable adjustment related to additional collections.    Through new contracts and insourcing our billing function, we expect to increase the percentage of revenue we receive from third-party payers as compared with revenue we receive from patient payers, as well as improve collections from patient payers. We expect that the broader economic impacts of the COVID-19 pandemic will have an effect on our collections from patient payers, which may continue to adversely affect our revenue per OVA1plus test in the fourth quarter.

Service Revenue.  Service revenue was $0 for the three months ended September 30, 2020 compared to $44,000 for the same period in 2019. Substantially all projects with ASPiRA IVD were finalized during 2019 and the subsidiary’s operations were largely completed. Revenue for ASPiRA IVD was recognized once certain revenue recognition criteria had been met. We do not expect to have any significant service revenue in 2020 as the IVD trial services were largely wound down in 2019. The Company may continue to have future legacy IVD contracts in 2020.  However, we do not expect any to be significant.

Cost of Revenue - Product.  Cost of product revenue was $803,000 for the three months ended September 30, 2020 compared to $736,000 for the same period in 2019, representing an increase of 9% due primarily to increased kits and software license costs. We expect the cost of product revenue to increase proportionate to the expected increase in test volume in the fourth quarter of 2020. We expect to experience higher gross margin percentages as the volume of tests performed increases as fixed costs are spread across higher volumes.

Cost of Revenue - Service.  Cost of service revenue was $4,000 for the three months ended September 30, 2020 compared to $213,000 for the same period in 2019. The 98% decrease was due to the wind down of our ASPiRA IVD subsidiary in 2019, partially offset by costs related to project closure support.

Research and Development Expenses.  Research and development expenses represent costs incurred to develop our technology and carry out clinical studies, and include personnel-related expenses, regulatory costs, reagents and supplies used in research and development laboratory work, infrastructure expenses, contract services and other outside costs. Research and development expenses for the three months ended September 30, 2020 increased by $255,000, or 75%, compared to the same period in 2019. This increase was primarily due to clinical utility and product development costs related to OVANex™, our third-generation serial monitoring product, in 2020 as well as investments in bioinformatics and AGTT.  We expect research and development expenses to increase in the fourth quarter of 2020, as a result of increased projects, partially offset by a delay in patient recruitment for studies as a result of the COVID-19 pandemic.

Sales and Marketing Expenses.  Our sales and marketing expenses consist primarily of personnel-related expenses, education and promotional expenses, and infrastructure expenses. These expenses include the costs of educating physicians and other healthcare professionals regarding OVA1, Overa, OVA1plus and ASPiRA GenetiX. Sales and marketing expenses also include the costs of sponsoring continuing medical education, medical meeting participation, and dissemination of scientific and health economic publications. Sales and marketing expenses for the three months ended September 30, 2020 decreased $273,000, or 11%, compared to the same period in 2019. This decrease was primarily due to lower travel due to the COVID-19 pandemic. We expect sales and marketing expenses to increase slightly in the fourth quarter of 2020, due to the COVID-19 pandemic and related re-openings,  provided that the COVID-19 pandemic does not further escalate and result in new quarantines and state closures.

General and Administrative Expenses.  General and administrative expenses consist primarily of personnel-related expenses, professional fees and other costs, including legal, finance and accounting expenses and other infrastructure expenses. General and administrative expenses for the three months ended September 30, 2020 increased by $545,000, or 38%, compared to the same period in 2019. This increase is primarily due to an increase in headcount and personnel related expenses as well as legal expenses. We expect general and administrative expenses to remain roughly flat in the fourth quarter.

Results of Operations - Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

The selected summary financial and operating data of the Company for the nine months ended September 30, 2020 and 2019 were as follows:

	Nine Months Ended
	September 30,		Increase (Decrease)
(dollars in thousands)	2020	2019	Amount	%
Revenue:
Product	$3,192	$3,120	$72	2
Service	13	110	(97)	(88)
Total revenue	3,205	3,230	(25)	(1)
Cost of revenue:
Product	2,187	1,950	237	12
Service	13	601	(588)	(98)
Total cost of revenue	2,200	2,551	(351)	(14)
Gross profit	1,005	679	326	48
Operating expenses:
Research and development	1,370	774	596	77
Sales and marketing	6,000	7,569	(1,569)	(21)
General and administrative	5,542	4,210	1,332	32
Total operating expenses	12,912	12,553	359	3
Loss from operations	(11,907)	(11,874)	(33)	0
Interest income, net	14	39	(25)	(64)
Other income (expense), net	69	(15)	84	560
Net loss	$(11,824)	$(11,850)	$26	(0)

Product Revenue.  Product revenue was $3,192,000 for the nine months ended September 30, 2020 compared to $3,120,000 for the same period in 2019. Revenue for ASPiRA LABS is recognized when the OVA1, Overa, OVA1plus or ASPiRA Genetix test is completed based on estimates of what we expect to ultimately realize. The 2% product revenue increase is primarily due to an increase in OVA1 test volume and the number of our genetics tests performed,  partially offset by a lower revenue per test. We expect revenue to improve in the fourth quarter due to test volumes returning to pre COVID-19 levels, provided that the COVID-19 pandemic does not further escalate and result in new quarantines and state closures. The duration of the pandemic and efforts to contain it remains uncertain.

The number of OVA1plus tests performed increased 7% to approximately 9,708 OVA1plus tests during the nine months ended September 30, 2020 compared to approximately 9,044 OVA1plus tests for the same period in 2019. Notably, we experienced a recovery in our test volume, such that when comparing the average number of tests per business ordering day in February 2020, the last full calendar month before COVID-19 significantly impacted the United States, to the average number of tests per business ordering day in September 2020, our test volume was approximately 95% of pre-COVID-19 levels. .  We expect the test volume to increase in the fourth quarter due to state re-openings, however, the duration of the pandemic and efforts to contain it remains uncertain.

The revenue per OVA1plus test performed decreased to approximately $322 compared to $345 for the same period in 2019. This decrease was primarily driven by a  third quarter 2019 one-time favorable adjustment related to additional collections. Through new contracts and insourcing our billing function, we expect to increase the percentage of revenue we receive from third-party payers as compared with revenue we receive from patient payers, as well as improve collections from patient payers. We expect that the broader economic impacts of the

COVID-19 pandemic will have an effect on our collections from patient payers, which may continue to affect our revenue per OVA1plus test in the fourth quarter.

Service Revenue.  Service revenue was $13,000 for the nine months ended September 30, 2020 compared to $110,000 for the same period in 2019. All projects with ASPiRA IVD were finalized during 2019 and the subsidiary’s operations were largely completed. Some final project closure costs were recognized in 2020, as well as charges to customers for billable project closure support. Revenue for ASPiRA IVD is recognized once certain revenue recognition criteria had been met. In the second quarter of 2020, the Company had service revenue from the fulfillment of one legacy IVD contract. The Company may continue to have future legacy IVD contracts in 2020. However, we do not expect any to be significant.

Cost of Revenue - Product.  Cost of product revenue was $2,187,000 for the nine months ended September 30, 2020 compared to $1,950,000 for the same period in 2019, representing an increase of 12% due primarily to the additional costs of our new genetics testing offering, ASPiRA GenetiX. We expect the cost of product revenue to increase proportionate to the expected increase in test volume in the fourth quarter of 2020. We expect to experience higher gross margin percentages as the volume of tests performed increases as fixed costs are spread across higher volumes.

Cost of Revenue - Service.  Cost of service revenue was $13,000 for the nine months ended September 30, 2020 compared to $601,000 for the same period in 2019. The 98% decrease was due to the wind down of our ASPiRA IVD subsidiary in 2019, partially offset by costs related to project closure support.

Research and Development Expenses.  Research and development expenses represent costs incurred to develop our technology and carry out clinical studies, and include personnel-related expenses, regulatory costs, reagents and supplies used in research and development laboratory work, infrastructure expenses, contract services and other outside costs. Research and development expenses for the nine months ended September 30, 2020 increased by $596,000, or 77%, compared to the same period in 2019. This increase was primarily due to clinical utility and product development costs related to OVANex™, our third-generation serial monitoring product, in 2020 as well as investments in bioinformatics and AGTT. We expect research and development expenses to increase slightly in the fourth quarter of 2020, as a result of increased projects, partially offset by a delay in patient recruitment for studies as a result of the COVID-19 pandemic.

Sales and Marketing Expenses.  Our sales and marketing expenses consist primarily of personnel-related expenses, education and promotional expenses, and infrastructure expenses. These expenses include the costs of educating physicians and other healthcare professionals regarding OVA1, Overa, OVA1plus and ASPiRA GenetiX. Sales and marketing expenses also include the costs of sponsoring continuing medical education, medical meeting participation, and dissemination of scientific and health economic publications. Sales and marketing expenses for the nine months ended September 30, 2020 decreased $1,569,000, or 21%, compared to the same period in 2019. This decrease was primarily due to lower commission payments and personnel related costs, as well as reductions in consulting and travel due to the COVID-19 pandemic. We expect sales and marketing expenses to increase slightly in the fourth quarter of 2020, due to the continued re-openings relating to the COVID-19 pandemic,  provided that the COVID-19 pandemic does not further escalate and result in new quarantines and state closures.

General and Administrative Expenses.  General and administrative expenses consist primarily of personnel-related expenses, professional fees and other costs, including legal, finance and accounting expenses and other infrastructure expenses. General and administrative expenses for the nine months ended September 30, 2020 increased by $1,332,000, or 32%, compared to the same period in 2019. This increase is primarily due to an increase in headcount and personnel related expenses as well as legal expenses. We expect general and administrative expenses to remain roughly flat in the fourth quarter.

Other Income.  Other income for the nine months ended September 30, 2020 increased by $84,000, compared to the same period in 2019.  Other income consists primarily of the stimulus check received from the U.S. Department of Health and Human Services of approximately $89,000.

Liquidity and Capital Resources

We plan to continue to expend resources selling and marketing OVA1, Overa, OVA1plus and ASPiRA GenetiX and developing additional diagnostic tests and service capabilities.

We have incurred significant net losses and negative cash flows from operations since inception. At September 30, 2020 we had an accumulated deficit of $433,985,000 and stockholders’ equity of $14,550,000. As of September 30, 2020, we had $18,836,000 of cash and cash equivalents and $4,615,000 of current liabilities. The Company expects to incur a net loss for the remainder of 2020 as well. Working capital was $15,636,000 and $9,432,000 at September 30, 2020 and December 31, 2019, respectively.

On July 20, 2020, the Company completed a private placement pursuant to which certain investors purchased 3,150,000 shares of ASPIRA common stock at a per share price of $3.50.  Net proceeds of the private placement were approximately $10.6 million, after deducting expenses related to the private placement.

In early June 2020, we issued 2,810,338 shares of our common stock upon the exercise of all of our outstanding warrants and received approximately $5.1 million in aggregate proceeds therefrom.

On May 1, 2020, the Company obtained the PPP Loan from BBVA USA in the aggregate amount of $1,005,767, pursuant to the PPP, which was established under the CARES Act, as administered by the SBA. The application for these funds required the Company to, in good faith, certify that the described economic uncertainty at the time made the loan request necessary to support the ongoing operations of the Company. This certification further required the Company to consider its current business activity and its ability to access other sources of liquidity sufficient to support ongoing operations in a manner that was not significantly detrimental to the business. Under the terms of the CARES Act and the PPP, all or a portion of the principal amount of the PPP Loan is subject to forgiveness so long as, over the 24-week period following the Company’s receipt of the proceeds of the PPP Loan, the Company used those proceeds for payroll costs, rent, utility costs or the maintenance of employee and compensation levels. The PPP Loan, which was granted pursuant to a promissory note, matures on May 1, 2022. Any unforgiven portion of the PPP Loan bears interest at a rate of 1.000% per annum, payable monthly in equal installments commencing in  May 2021.  The Company plans to apply for forgiveness of the PPP Loan in the fourth quarter 2020,  but there is no assurance that all or a portion of the PPP Loan will be forgiven.  The PPP Loan is subject to any new guidance and new requirements released by the Department of the Treasury.

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

On March 22, 2016, we entered into a loan agreement (as amended on March 7, 2018 and April 3, 2020, the “Loan Agreement”) with the DECD, pursuant to which we may borrow up to $4,000,000 from the DECD.  The loan bears interest at a fixed rate of 2.0% per annum and requires equal monthly payments of principal and interest until maturity, which occurs on April 15, 2026. As security for the loan, we have granted the DECD a blanket security interest in our personal and intellectual property. The DECD’s security interest in our intellectual property may be subordinated to a qualified institutional lender. An initial disbursement of $2,000,000 was made to the Company on April 15, 2016 under the Loan Agreement. Proceeds from the initial disbursement were utilized primarily to fund the build-out, information technology infrastructure and other costs related to our Trumbull, Connecticut facility and operations.  During the second quarter of 2020, we achieved the target employment milestone necessary to receive an additional $1,000,000 under the Loan Agreement.  In addition, the DECD has indicated that it will fund the remaining $1,000,000 loan as the required revenue target would likely have been achieved in the first quarter of 2020 in the absence of the impacts of COVID-19. We filed the required application for the $2,000,000 disbursement and have received final approval from the DECD for the funding. The funds are anticipated to be received in the fourth quarter of 2020. The loan may be prepaid at any time without premium or penalty. Under the terms of the Loan Agreement, we may be eligible for forgiveness of up to $1,500,000 of the principal amount of the loan if we achieve certain job creation and retention milestones on or before December 31, 2022. Conversely, if we are either unable to meet these job creation and retention milestones, namely, hiring 25 full-time employees with a specified average annual salary on or before December 31, 2020 or retaining such employees for a consecutive two-year period on or before December 31, 2022, or do not maintain our Connecticut operations for a period of 10 years after March 22, 2016, the DECD may require early repayment of a portion or all of the loan depending on job attainment as compared to the required amount plus a penalty of 5% of the total funded loan. For additional information, see Note 3, “Commitments and Contingencies”, of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

We expect to incur a net loss and negative cash flows from operations in 2020. The impact of the COVID-19 pandemic and actions taken to contain it on our liquidity for 2020 and 2021 cannot be estimated as of the date of this filing. However, we expect to generate less cash from operations due to lower sales volume and collections.

Our management believes that successful achievement of our business objectives will require additional capital. The Company expects to raise capital through a variety of sources, which may include equity offerings, debt financing, collaborations, licensing arrangements, grants and government funding and strategic alliances. However, additional funding may not be available when needed or on terms acceptable to the Company. If the Company is unable to obtain additional capital, it may not be able to continue sales and marketing, research and development, or other operations on the scope or scale of current activity and that could have a material adverse effect on the Company’s business, results of operations and financial condition.

Net cash used in operating activities was $9,977,000 for the nine months ended September 30, 2020, resulting primarily from the net loss reported of $11,824,000, partially offset by changes in prepaid expenses of $249,000 and changes in accounts payable, accrued and other liabilities of $230,000, as well as stock compensation expense of $1,121,000 and changes in depreciation and amortization of $178,000 and accounts receivable of $76,000.

Net cash used in operating activities was $10,094,000 for the nine months ended September 30, 2019, resulting primarily from the net loss reported of $11,850,000, partially offset by changes in stock compensation expense of $893,000, changes in accounts payable, accrued and other liabilities of $507,000, and depreciation and amortization of $276,000, and changes in prepaid expenses of $173,000.

Net cash used in investing activities was $267,000 and $121,000 for the nine months ended September 30, 2020 and 2019, respectively, which consisted primarily of property and equipment purchases.

Net cash provided by financing activities was $17.4 million and $15.5 million for the nine months ended September 30, 2020 and 2019, respectively, which resulted primarily from the July 2020 private placement of $10.6 million,  after deducting expenses related to the private placement,  the June 2020 exercise of warrants generating approximately $5.1 million and the PPP Loan of $1.0 million in 2020 and from the proceeds from the June 2019 public offering of $13.5  million, net of issuance costs, in 2019.

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

We have significant net operating loss (“NOL”) carryforwards as of September 30, 2020 for which a full valuation allowance has been provided due to our history of operating losses. Section 382 of the Internal Revenue Code of 1986, as amended (“Section 382”), as well as similar state provisions may restrict our ability to use our NOL credit carryforwards due to ownership change limitations occurring in the past or that could occur in the future. These ownership changes may also limit the amount of NOL credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively.

Legislation commonly referred to as the Tax Cuts and Jobs Act was enacted in December 2017. As a result of the Tax Cuts and Jobs Act, NOLs arising before January 1, 2018 and NOLs arising after January 1, 2018 are subject to different rules. The Company’s pre-2018 NOLs will expire in varying amounts from 2023 through 2037, if not utilized, and can offset 100% of future taxable income for regular tax purposes. Any NOLs arising after January 1, 2018 can generally be carried forward indefinitely and can offset up to 80% of future taxable income. The Company’s ability to use its NOLs during this period will be dependent on its ability to generate taxable income, and the NOLs could expire before the Company generates sufficient taxable income. The Company’s ability to use NOL carryforwards may be restricted due to ownership change limitations occurring in the past or that could occur in the future, as required by Section 382, as well as similar state specific provisions. These ownership changes may also limit the amount of NOL carryforwards that can be utilized annually to offset future taxable income and tax, respectively.

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

Off-Balance Sheet Arrangements

As of September 30, 2020, we had no off-balance sheet arrangements that are reasonably likely to have a current or future material effect on our condensed consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Per Item 305(e) of Regulation S-K, the information called for by this Item 3 is not required.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

Our senior management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2020. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2020, our disclosure controls and procedures were effective.

Changes in internal controls over financial reporting.

There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In the ordinary course of business, we may periodically become subject to legal proceedings and claims arising in connection with ongoing business activities. The results of litigation and claims cannot be predicted with certainty, and unfavorable resolutions are possible and could materially and adversely affect our results of operations, cash flows and financial position. In addition, regardless of the outcome, litigation could have an adverse impact on us because of defense costs, diversion of management resources and other factors. While the outcome of these proceedings and claims cannot be predicted with certainty, there are no matters, as of September 30, 2020, that, in the opinion of management, will have a material adverse effect on our financial position, results of operations or cash flows.

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

We face risks related to health epidemics and other outbreaks, including the global outbreak of the novel coronavirus and the disease caused by it, COVID-19. Beginning in March 2020, the COVID-19 pandemic and actions taken to contain it have led to travel restrictions, stay-at-home mandates and limitations on access to hospitals and other medical facilities. As a result, our test volumes have decreased, as fewer new patients were tested particularly from March to August 2020 and existing patients extended planned testing schedules. In addition, travel restrictions and stay-at-home mandates have limited recruitment of individuals to participate in our research studies, which has caused delays in our product development timelines. Our salespeople have been limited in their ability to make in-person sales calls. Although we have adjusted our commercialization efforts to incorporate virtual sales meetings and increased digital sales and marketing, those efforts may be less effective than in-person meetings to promote use of our products. In addition, although we plan to launch our telehealth-based process for patients to access our ASPiRA GenetiX testing without requiring a visit to a physician in the first quarter 2021, there is no assurance that such process will be successful. Our commercial efforts to enter into decentralized arrangements with large healthcare networks and supergroups have continued to move forward. However, finalization of such deals has been and may continue to be slowed by the pandemic. Moreover, as the COVID-19 pandemic has caused unemployment, pay reductions and other economic strain, we have experienced and may continue to experience increased difficulty in collecting payment from patient payers. Although we have made efforts to increase the percentage of revenue we receive from third-party payers rather than patient payers, there is no assurance that such efforts will be successful.

Although the spread of COVID-19 and actions taken to contain it lessened in the third quarter of 2020, infection rates have risen in the U.S. during the fourth quarter of 2020. If they continue to rise and significant action is taken to contain the pandemic, we will likely experience test volume decreases and challenges for our sales force and efforts to recruit participants in studies, and our business, results of operations and financial condition are likely to be adversely affected. To the extent our testing volumes decrease and/or we are unable to collect from patient payers, our revenues, cash flows from operations and liquidity will be adversely impacted. There is no assurance that sales or collections will return to normal levels during the remainder of 2020 or at any time thereafter. As of the date of the filing of this quarterly report on Form 10-Q, management is evaluating all options to conserve cash, and we have obtained stimulus funding and a loan (the “PPP Loan”) pursuant to the Coronavirus Aid, Relief, and Economic Security Act.  The Company plans to apply for forgiveness of the PPP Loan in the fourth quarter 2020, but there is no assurance that all or a portion of the PPP Loan will be forgiven.

Although we had planned to offer COVID-19 antigen testing, this has been postponed due to manufacturer delays, and there is no assurance that we will offer such testing in the future. Volume of COVID-19 antibody tests has been minimal due to providers receiving COVID-19 testing prior to presurgical blood draw at the local level.  We are currently assessing demand for both antibody and antigen testing.

ITEM 6.   EXHIBITS   The following exhibits are filed or incorporated by reference with this report as indicated below:

Exhibit		Incorporated by Reference	Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

3.1	Fourth Amended and Restated Certificate of Incorporation of Vermillion, Inc. dated January 22, 2010	8-K	000-31617	3.1	January 25, 2010
3.2	Certificate of Amendment of Fourth Amended and Restated Certificate of Incorporation, effective June 19, 2014	10-Q	001-34810	3.2	August 14, 2014
3.3	Certificate of Amendment to Fourth Amended and Restated Certificate of Incorporation of Vermillion, Inc. dated June 11, 2020	8-K	001-34810	3.1	June 11, 2020
3.4	Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock	8-K	001-34810	4.1	April 17, 2018
3.5	Sixth Amended and Restated Bylaws of Vermillion, Inc. effective June 11, 2020	8-K	001-34810	3.2	June 11, 2020
10.1	Securities Purchase Agreement, dated July 1, 2020, by and between Aspira Women’s Health Inc. and the investors listed on Schedule I thereto	8-K	001-34810	10.1	July 7, 2020
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					√
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					√
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					(1)

101	Interactive Data Files	√

(1)		Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aspira Women’s Health Inc.
Date: November 12, 2020	/s/ Valerie B. Palmieri
Valerie B. Palmieri President and Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)
Date: November 12, 2020	/s/ Robert Beechey
Robert Beechey Chief Financial Officer (Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)