Form 10-K/A
period 2020-12-31
Aspira Women's Health Inc.
filed 2021-04-30
CIK 926617

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
__________________ Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	AWH	The Nasdaq Stock Market

Securities registered pursuant to Section 12(g) of the Act:  None

__________________

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

The aggregate market value of voting common stock held by non-affiliates of the registrant is $290,267,539 and is based upon the last sales price as quoted on The Nasdaq Capital Market as of June 30, 2020. As of April 23, 2021, the registrant had 111,946,449 shares of common stock, par value $0.001 per share, outstanding.

Explanatory Note

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of Aspira Women’s Health Inc., a Delaware corporation (“Aspira” and, together with its subsidiaries, the “Company”, “we”, “our” or “us”), for the fiscal year ended December 31, 2020, which was originally filed with the Securities Exchange Commission (“SEC”) on March 31, 2021 (the “Original Filing”).

This Amendment is being filed to amend Part III of the Original Filing to include the information required by and not included in Part III of the Original Filing because the Company no longer intends to file a definitive proxy statement for an annual meeting of stockholders within 120 days of the end of its fiscal year ended December 31, 2020. This Amendment amends and restates in their entirety Items 10, 11, 12, 13 and 14 of Part III of the Original Filing.

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

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing other than as expressly indicated in this Amendment. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings made with the SEC on or subsequent to March 31, 2021.

ASPIRA WOMEN’S HEALTH INC.

FORM 10-K/A

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

PART III

ITEM 10.         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

Our Board of Directors (the “Board”) currently consists of six members and two vacant board seats, with directors serving for a one-year term expiring at the 2021 annual meeting of our stockholders (the “Annual Meeting”) and until their successors are elected and qualified.

Information regarding the current Board is set forth below.

Name	Age	Position with Aspira
Sandra Brooks, M.D, M.B.A.	60	Member - Compensation Committee
Veronica G.H. Jordan, Ph.D.	70	Chairperson - Compensation Committee; Member - Audit Committee
Mr. James T. LaFrance	62	Chairperson of the Board
Ms. Valerie B. Palmieri	59	President, Chief Executive Officer and Director
Ms. Nicole Sandford	51	Member - Audit Committee; Member - Nominating and Governance Committee
Mr. David R. Schreiber	61	Chairperson - Audit Committee; Member - Nominating and Governance Committee

Director Biographies and Qualifications

Sandra Brooks, M.D., M.B.A., age 60, Dr. Brooks was appointed to the Board of Directors in November 2020. Dr. Brooks is Senior Vice President & Chief Medical Officer at Thomas Jefferson University Hospitals, Center City Division, and a Professor in the Department of Obstetrics and Gynecology, Sidney Kimmel Medical College. Dr. Brooks trained in Obstetrics and Gynecology at the Hospital of the University of Pennsylvania and in Gynecologic Oncology at the Brigham and Women’s Hospital, Harvard Medical School, Dr. Brooks also served as Professor and Director of the Division of Gynecology Oncology at the University of Maryland for 10 years where in addition to clinical practice, and teaching trainees, her research focused on health services and cancer disparities. Dr. Brooks received her MBA in Medical Services Management at Johns Hopkins University before transitioning to physician executive roles in multi-site ambulatory and health system settings.

Our Board has determined that based upon Dr. Brooks’ extensive experience in the medical and health sciences, she has the qualifications and skills to serve as a member of our Board and member of our Compensation Committee.   Dr. Brooks was initially identified as a potential director candidate by our Chief Executive Officer.

Veronica G.H. Jordan, Ph.D., age 70, Dr. Jordan became a director of Aspira in December 2014 and serves as the Chair of our Compensation Committee and a member of our Audit Committee. Since 2007 she has served as an advisor to companies developing novel healthcare products and services. Previously, from 2001 to 2006, she was President and Chief Executive Officer of Medelle Corporation, a medical device company in women’s health. Prior to that, Dr. Jordan served for fourteen years in various executive positions at PAREXEL International Corporation. Earlier, she held business leadership roles at Biogen and managed an R&D department for Baxter International. Dr. Jordan served as a director of Albany Molecular Research Inc. (formerly Nasdaq:AMRI) from 2006 to 2016. She currently serves on the board of Bicycle Therapeutics (Nasdaq: BCYC) and is also the Chairperson for Royal Neighbors of America, a private life insurance company. In addition, Dr. Jordan currently serves on the boards of a number of not-for-profit organizations working to advance healthcare initiatives. She earned a B.Sc. in Biochemistry from Cambridge University and a Ph.D. in Biochemistry/Cell Biology from Oxford University. Dr. Jordan holds an Executive Masters Professional Director Certification from the American College of Corporate Directors.

Our Board has determined that based upon Dr. Jordan’s extensive experience in the life sciences industry, including relevant experience as a current and prior director and as an executive officer, she has the qualifications and skills to serve as a member of our Board, member of our Audit Committee and Chairperson of our Compensation Committee.

James T. LaFrance, age 62, was appointed to our Board in December 2013 and was also appointed Chairperson of our Board. Mr. LaFrance was initially designated as a director nominee pursuant to the Stockholders Agreement described under Item 13 below. He also served as our President and Chief Executive Officer from April 2014 to December 2014. Mr. LaFrance has over thirty years of diagnostic industry experience. From May 2012 to September 2013, Mr. LaFrance was head of digital pathology and acting Chief Executive Officer of Omnyx, LLC for GE Healthcare, a medical technology provider. From 2009 to 2011, Mr. LaFrance was the President and Chief Executive Officer of LaFrance Consulting, an independent consulting firm. Prior to that, Mr. LaFrance held a series of commercial, strategic marketing and business development leadership roles at Ventana Medical Systems, Inc. (now Roche Tissue Diagnostics), a provider of tissue-based diagnostic solutions, including general manager of their North American and International commercial organizations from 2001 to 2009. Prior to Ventana, Mr. LaFrance served in leadership roles in strategic marketing and business development at Bayer Diagnostics. He currently serves as a member of the boards of HTG Molecular, Inc. and Personal Genome Diagnostics, Inc. He earned a Bachelor of Arts degree in Economics from the University of Connecticut and an M.B.A. from the University of Notre Dame.

Our Board has determined that based upon Mr. LaFrance’s demonstrated executive-level management and commercial operations skills, as well as his prior role as our President and Chief Executive Officer and his prior board position, he has the qualifications and skills to serve as a member and the Chairperson of our Board.

Valerie B. Palmieri, age 59, was appointed as our President and Chief Executive Officer in January 2015 and was elected to our Board in June 2015. She first joined Aspira as Chief Operating Officer in October 2014. Ms. Palmieri brings to Aspira more than 30 years of experience in the diagnostic laboratory industry, serving in numerous sales, operations, and executive leadership positions for both laboratory service and consulting organizations.

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

Nicole Sandford, age 51, was appointed to the Board of Directors in February 2021. Ms. Sandford is a qualified audit committee financial expert with extensive experience advising boards and senior executives on accounting, auditing, governance, risk, compliance, crisis response and regulatory remediation. She served global accounting and consulting firm Deloitte from 1993 to 2020, most recently as the national managing partner for its Regulatory and Operational Risk practice. She has served as the audit partner for complex public companies in a variety of industries including technology, healthcare and manufacturing. As one of Deloitte’s most knowledgeable experts in corporate governance, Ms. Sandford was the architect and first leader of its Center for Board Effectiveness. After retiring from Deloitte in 2020, Ms. Sandford became EVP and board practice leader at Ellig Group, a New York-based search and advisory firm. She is Chair of Girl Scouts of Connecticut, director of the Stamford Public Education Foundation, Emeritus Member of the Advisory Board of the Weinberg Center for Corporate Governance at the University of Delaware and member of the Greenwich Hospital Breast Center Accreditation Leadership Committee.

Our Board has determined that based upon Ms. Sandford’s extensive financial expertise and experience in leadership, she has the qualifications and skills to serve as a member of our Board, member of our Audit Committee and member of our Nominating and Governance Committee.    Ms. Sandford was initially identified as a potential director candidate by our Chief Executive Officer.

David R. Schreiber, age 61, became a director of Aspira in December 2014. He serves as the Chairperson of our Audit Committee since June 2016 and previously served as a member of our Audit Committee from December 2014 to January 2016. He is also a member of our Nominating and Governance Committee. Mr. Schreiber has held a variety of executive positions in the diagnostic laboratory industry for the past 28 years. For over 15 years, Mr. Schreiber has consulted for private equity firms to assist with their due diligence efforts and served in various interim operating roles for targeted or existing portfolio companies. From 1986 to 1996, Mr. Schreiber was at Quest Diagnostics, initially in a variety of financial roles, his last position being Vice President and General Manager of Quest's Midwest Region, based in Chicago, Illinois. Following Quest, from 1996 to 2003, Mr. Schreiber was Senior Vice President and Chief Financial Officer of Dianon Systems, a publicly traded specialized pathology company, until Dianon was acquired by LabCorp. Mr. Schreiber was also a member of Dianon's board of directors. Following Dianon, Mr. Schreiber joined the board of directors of Specialty Labs, a publicly traded lab company focused on serving the esoteric needs of hospitals. Mr. Schreiber helped lead the turnaround of Specialty Labs which led to its successful sale to Ameripath/Welsh Carson. At the same time, Mr. Schreiber joined and previously served on the board of Nanogen, a publicly traded nanotechnology company and also began his consulting career. Mr. Schreiber received a B.S. in Finance and an M.B.A. from Northern Illinois University.

Our Board has determined that based upon Mr. Schreiber’s extensive experience in the life sciences industry, including relevant experience as a current and prior director and an executive officer and chief financial officer, he has the qualifications and skills to serve as a member of our Board, Chairperson of our Audit Committee and member of our Nominating and Governance Committee.

Executive Officers

Set forth below is certain biographical information about our current executive officers:

Name	Age	Positions
Valerie B. Palmieri	59	President and Chief Executive Officer
Robert Beechey	58	Chief Financial Officer

Valerie B. Palmieri - Biographical information about Ms. Palmieri can be found under “Director Biographies and Qualifications.”

Robert Beechey joined Aspira in December 2017 as our Chief Financial Officer. Prior to joining the Company, Mr. Beechey spent three years with Q2 Solutions, a Quintiles Quest joint venture that provides clinical trial laboratory services. From 2016 to 2017, he served as Vice President and General Manager and, from 2015 to 2016, he served as Chief Financial Officer. From 2011 to 2015, Mr. Beechey served as Vice President of Quintiles Transnational Corporation, a research, clinical trial and pharmaceutical consulting services company that was acquired by Quintiles IMS Inc. (now known as IQVIA) in 2016. He also spent four years with Thermo Fisher Scientific, and over ten years with Eastman Kodak Company. Mr. Beechey received his Bachelors of Science in Economics from the Wharton School of the University of Pennsylvania, and his M.B.A. from Insead.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC and with any national securities exchange on which such securities are traded or quoted. As a practical matter, we assist our executive officers and directors by completing and filing Section 16 reports on their behalf. Based solely on a review of the copies of such reports filed with the SEC, and the written representations of our executive officers and directors, we believe that our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities, complied with all applicable filing requirements for the year ended December 31, 2020.  Nicole Sandford failed to timely file a  Form 3 in February 2021.

Code of Ethics

We have adopted the Aspira Women’s Health Inc. Code of Business Conduct and Ethics (the “Code of Ethics”) that applies to all of our officers, directors and employees. The Code of Ethics is available in the Investor Overview section of our website at http://www.aspirawh.com. We will disclose on our website any waiver of, or amendment to, the Code of Ethics as required by applicable SEC and Nasdaq requirements.

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

The Audit Committee is currently composed of three directors: Mr. Schreiber (Chairperson), Dr. Jordan and Ms. Sandford. The Audit Committee is governed by a written charter adopted by the Board. The Board has determined that each of Mr. Schreiber and Ms. Sandford qualify as an “audit committee financial expert,” as defined in applicable SEC rules. In making the determination that each of Mr. Schreiber and Ms. Sandford qualifies as an “audit committee financial expert,” the Board made a qualitative assessment of each of Mr. Schreiber and Ms. Sandford’s level of knowledge and experience based on a number of factors, including Mr. Schreiber’s experience as the chief financial officer of other companies, and Ms. Sandford’s experience as a certified public accountant advising boards and senior executives.

ITEM 11.         EXECUTIVE COMPENSATION

Director Compensation

Our director compensation program is designed both to attract qualified non-employee directors and to fairly compensate them for their substantial responsibilities and time commitment. Periodically, the Compensation Committee reviews and determines the adequacy of the compensation program for non-employee directors and, based upon the results of its review, the Compensation Committee will make recommendations regarding the compensation program for non-employee directors to the Board. The 2020 annual level of non-employee director compensation did not change as compared to 2019. Directors are eligible to elect a mix of Restricted Stock Units (“RSUs”), stock option awards and cash awards. During 2020, the outside directors were compensated as follows:

	Director Retainer
	RSUs[1]	Options[1]	Cash
Chairperson of the Board	$ 60,000	$ 60,000	$ —
Other Outside Directors	40,000	40,000	—
Chairperson of the Audit Committee	7,500	7,500	—
Other Audit Committee Members	3,750	3,750	—
Chairperson of the Compensation Committee	6,000	6,000	—
Other Compensation Committee Members	3,000	3,000	—
Chairperson of the Nomination and Governance Committee	3,000	3,000	—
Other Nomination and Governance Committee Members	2,000	2,000	—

(1)

RSUs and stock option awards granted to non-employee directors vest 25% on April 1, 25% on June 1, 25% on September 1 and 25% on December 1, 2020. The RSUs that vested on April 1, June 1, and September 1 were settled in shares of Company common stock, while the RSUs that vested on December 1, 2020 were settled in cash.

2020 Director Compensation Table

The table below presents the compensation earned by our non-employee directors for the year ended December 31, 2020.

Name	Fees Earned or Paid in Cash	Stock Awards(1)	Option Awards(1)(2)	Total
Sandra Brooks, M.D., M.B.A. (3)	$—	$—	$—	$—
James S. Burns D.L.S. (4)	—	112,687	46,000	158,687
Nancy Cocozza (5)	—	114,522	46,750	161,272
Veronica G.H. Jordan, Ph.D.	—	121,875	49,750	171,625
James T. LaFrance	—	146,981	60,000	206,981
Nicole Sandford (6)	—	—	—	—
David R. Schreiber	49,500	121,259	—	170,759

(1)

Reflects the grant date fair value, calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation-Stock Compensation (“ASC Topic 718”), of RSUs and options granted in fiscal year 2020 by the Company under its 2019 Stock Incentive Plan. The number of RSUs granted is determined by dividing the targeted grant value by a five day trailing average price of our common stock for the week prior to the date of grant of the RSUs. In 2020, the price and target value was fixed in March 2020 when the trailing average price per share of the Company’s stock was $0.71 per share. Included in this amount is the incremental fair value recognized in connection with the modification of the December 1, 2020 RSUs to provide for the cash settlement of such awards, calculated in accordance with ASC Topic 718, in the following amounts:  Dr. Burns – $78,187; Ms. Cocozza – $79,459; Dr. Jordan – $84,562; Mr. LaFrance – $101,981 and Mr. Schreiber - $84,134.  For additional information regarding the assumptions made in calculating these amounts, see Note 9, Employee Benefit Plans, to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

(1)

As of December 31, 2020, each individual who served as a non-employee director held outstanding stock options to purchase an equal number of shares of Company common stock as follows: Dr. Brooks – 0; Dr. Burns – 0; Ms. Cocozza – 208,090; Dr. Jordan - 221,444; Mr. LaFrance - 505,692; Ms. Sandford – 0 and Mr. Schreiber - 0.

(2)	Dr. Brooks was appointed to the Board, effective November 9, 2020, but did not participate in the 2020 director compensation program.
(3)	Dr. Burns retired from the Board, effective December 10, 2020.
(4)	Ms. Cocozza retired from the Board, effective March 31, 2021.

(5)	Ms. Sandford was appointed to the Board, effective February 17, 2021.

Compensation Discussion and Analysis

This section describes the compensation program for our Named Executive Officers. In particular, this section focuses on our 2020 compensation program and related decisions. As a smaller reporting company, we are not required to include a

“Compensation Discussion and Analysis” and are permitted to exclude certain executive compensation tables from our disclosure. We have elected to include a Compensation Discussion and Analysis as well as additional tables under Item 402 on a voluntary basis. As permitted under Item 402 of Regulation S-K, we are not including pay ratio disclosure in light of our status as a smaller reporting company.

Named Executive Officers During 2020

The following individuals who served as executive officers of the Company during 2020 were our “Named Executive Officers” for 2020:

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

The Compensation Committee reviews all components of the Named Executive Officers’ compensation, including annual base salary, bonuses and equity compensation. The Compensation Committee also reviews projected payout obligations under several potential severance and change in control scenarios. In addition, from time to time, the Compensation Committee may hire compensation and benefits consultants to assist in developing and reviewing overall executive compensation strategies, which the Compensation Committee did utilize in 2020. The Compensation Committee determined that the Compensation Committee’s independent compensation consultant, Arnosti Consulting, Inc., had no conflicts of interest related to services rendered for the Compensation Committee. The Compensation Committee also receives input from the Chief Executive Officer regarding the compensation of all key employees other than her own compensation.

On June 23, 2020, we held a stockholder advisory vote on the compensation of our Named Executive Officers for 2020, commonly referred to as a say-on-pay vote. Our stockholders overwhelmingly voted to approve the 2020 compensation of our Named Executive Officers, as disclosed in the 2020 proxy statement, with approximately 99% of the shares present in person or by proxy voting “FOR” the proposal. Considering the results of this advisory vote, the Compensation Committee decided to retain our overall executive compensation philosophy and did not make any changes to our executive compensation program in response to the 2020 say-on-pay vote. The Compensation Committee believes that the elements of the Company’s executive compensation program are structured in a way that is supportive of the Company’s strategic objectives and is aligned with interests of the Company’s stockholders.

Peer Group

In evaluating 2020 executive compensation decisions, the Compensation Committee also considers peer group comparator data derived from the following companies: Accelerate Diagnostics, Inc., Castle Biosciences Inc., Chembio Diagnostics, Inc., Co-Diagnostics, Inc., Cytosorbents Corp, Derm Tech, Inc., Enzo Biochem Inc., Exagen Inc., Fulgent Genetics, Inc., GenMark Diagnostics, Inc., Meridian Bioscience Inc., NanoString Technologies Inc., Orasure Technologies Inc., Oxford Immunotec Global PLC, Personalis, Inc., Quanterix Corp, Quotient Ltd, T2 Biosystems, Inc., Veracyte, Inc. and VolitionRx.

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

Our compensation program is comprised of the following components for the Named Executive Officers:

•	Base Salaries;
•	Annual Incentive Bonus;
•	Equity Incentives;
•	Employment agreements providing for severance and change in control benefits; and
•	401(k) plan and health and welfare benefits.

The Compensation Committee believes that these elements of compensation, when combined, are effective, and will continue to be effective, in achieving the overall objectives of our compensation program.

Base Salaries. Executive salaries are determined based on the data from our comparator group, an evaluation of each officer’s individual performance throughout the year, level of responsibility, overall salary structure, budget guidelines and assessment of our financial condition. We believe that this approach ensures that our cost structure will allow us to remain competitive in the market. Salaries paid to the Named Executive Officers in fiscal 2020 were within a targeted range of the peer group aggregate. The Compensation Committee normally reviews and adjusts as appropriate the base salaries for the Named Executive Officers in the first half of each calendar year. For fiscal year 2020, there were no adjustments to the base salaries of the Named Executive Officers.

Annual Bonuses. Consistent with our objectives to tie a significant portion of the Named Executive Officers’ total compensation to our performance, all Named Executive Officers have a target bonus of a fixed percentage of their base salary. At the beginning of each fiscal year, the Compensation Committee establishes performance measures and goals, which typically include milestones and targets. The milestones and targets are formulated into specific metrics on which to measure performance and attainment of goals during the year. The Compensation Committee typically assigns weightings to the various performance goals to provide a balanced approach to the various factors applied to determining bonus amounts. For fiscal year 2020, these goals, milestones and targets, which were designed to be challenging yet achievable with strong management performance, focused primarily on the following:

•	Total revenue;
•	Volume of OVA1plus tests performed;
•	OVA1plus gross margin;
•	Operating income;
•	OVA360 prospective study; and
•	CA125 disparity study.

At the beginning of each fiscal year, the Compensation Committee establishes bonus payout targets for each Named Executive Officer. The Compensation Committee generally establishes the individual payout targets for each Named Executive Officer based on the executive’s position, level of responsibility and a review of the peer group. For 2020, the payout targets for each Named Executive Officer remained the same as the prior year and were as follows:

Target Opportunity (as a % of annual base salary)
Valerie B. Palmieri	50%
Robert Beechey	40%

After the close of each fiscal year, or other such timeframe as determined by the Compensation Committee, the Compensation Committee assesses the performance of each Named Executive Officer against the pre-established metrics and specific progress of the Company with respect to such metrics. Each Named Executive Officer receives a bonus based on his or her individual payout target and our performance measured relative to the performance goals and Company progress with respect to the pre-established metrics.

Despite the challenges resulting from the COVID-19 pandemic, the Compensation Committee determined that significant corporate progress had been made with respect to the pre-established metrics and, as a result, the bonus payout for each of the Named Executive Officers was paid at 100%. The following table sets forth the 2020 annual bonus payouts for each of our Named Executive Officers:

Annual Bonus Award
Valerie Palmieri	$200,000
Robert Beechey	$112,000

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

The Compensation Committee granted equity-based compensation to the Named Executive Officers during the year ended December 31, 2020 in the form of stock options as follows:

Number of Securities
Name	Underlying 2020 Option Awards
Valerie B. Palmieri (1)	800,000
Robert Beechey (2)	300,000

(1)

500,000 stock options are subject to annual vesting over a period of four years. 300,000 stock options were performance-based grants with vesting based upon attainment of 2020 and 2021 goals related to (1) completion of major strategic partnership for portfolio expansion, (2) progress on technology transfer transactions, (3) initial OVAInherit technology feasibility assessment initiated with partner and (4) completion of major strategic partnership for global distribution platform expansion by December 31, 2020. These performance goals have a measurement date of March 31, 2021, with the final vesting level not determined as of the date of this Amendment.

(2)

200,000 stock options are subject to annual vesting over a period of four years. 100,000 stock options were performance-based grants with vesting based upon attainment of 2020 and 2021 goals related to (1) completion of major strategic partnership for portfolio expansion, (2) progress on technology transfer transactions, (3) initial OVAInherit technology feasibility assessment initiated with partner and (4) completion of major strategic partnership for global distribution platform expansion by December 31, 2020. These performance goals have a measurement date of March 31, 2021, with final vesting level not determined as of the date of this Amendment.

The Company’s 2019 Stock Incentive Plan generally authorizes us to make awards reserving the following recourse against a participant who does not comply with certain employment-related covenants, either during employment or for certain periods after ceasing to be employed: we may terminate any outstanding, unexercised, unexpired, unpaid, or deferred awards; rescind any exercise, payment or delivery pursuant to the award; or recapture any shares (whether restricted or unrestricted) or proceeds from the participant’s sale of shares issued pursuant to the award. These remedies are also generally available to us for awards that would have had a lower grant level, vesting, or payment if a participant’s fraud or misconduct had not caused or partially caused the need for a material financial restatement by us or any affiliate. In addition, all awards or proceeds from the sale of awards made or earned pursuant to the 2019 Stock Incentive Plan will be subject to the right of us to full recovery (with reasonable interest thereon) in the event that the Board determines reasonably and in good faith that any participant’s fraud or misconduct has caused or partially caused the need for a material restatement of our financial statements for any fiscal year to which the award relates.

Employee Benefits Programs. Our employee benefits program primarily consists of two components: (1) severance and change in control arrangements and (2) other broad-based benefits.

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

In addition, the Compensation Committee believes that executive officers have a greater risk of job loss or modification as a result of a change in control transaction than other employees. Accordingly, the employment agreements include change in control provisions under which they will receive certain payments and benefits upon qualifying terminations that follow a change in control. The principal purpose of the change in control provisions is to provide executive officers with appropriate incentives to remain with us before, during and after any change in control transaction by providing the executive officers with security in the event their employment is terminated or materially changed following a change in control. By providing this type of security, the employment agreements help ensure that the executive officers support any potential change in control transaction that may be considered in the best interests of our stockholders, even while the transaction may create uncertainty in the executive officer’s personal employment situation. The Compensation Committee believes that salary and benefits for one year for our President and Chief Executive Officer and nine months for our Chief Financial Officer are reasonable and appropriate to achieve the desired objectives of the agreements.

Other Benefits.  Our Named Executive Officers participate in our standard employee benefits programs, including medical, dental, vision, life, short-term and long-term disability insurance, 401(k) Plan and flexible spending accounts.

Method for Determining Compensation Amounts

In deciding on the type and amount of compensation for each executive, the Compensation Committee seeks to align the interests of the Named Executive Officers with those of our stockholders. In making compensation decisions, the Compensation Committee reviews the performance of the Company and carefully evaluates an executive’s performance during the year against established goals, leadership qualities, operational performance, business responsibilities, career with the Company, current compensation arrangements and long-term potential to enhance shareholder value. The types and relative importance of specific financial and other business objectives vary among our Named Executive Officers depending on their positions and the particular operations or functions for which they are responsible. The Compensation Committee does not adhere to rigid formulas when determining the amount and mix of compensation elements. The Compensation Committee seeks to structure compensation elements in a manner that optimizes the executive’s contributions to the Company, and reflects an evaluation of the compensation paid by our competitors.

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

The Compensation Committee has primary responsibility for assisting the Board in developing and evaluating potential candidates for executive positions, including the Chief Executive Officer, or CEO. As part of this responsibility, the Committee oversees the design, development and implementation of the compensation program for the Named Executive Officers. The Compensation Committee evaluates the performance of the CEO and determines CEO compensation in light of the goals and objectives of the compensation program. The CEO and the Compensation Committee assess the performance of the CFO, the other Named Executive Officer, and the Compensation Committee determines his compensation after considering initial recommendations from the CEO.

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

Executive Officer Compensation

President and Chief Executive Officer. In connection with Ms. Palmieri’s appointment to the position of President and Chief Executive Officer, the Company and Ms. Palmieri entered into an amended and restated employment agreement, effective as of January 1, 2015. Pursuant to Ms. Palmieri’s employment agreement, the Company will pay Ms. Palmieri an annual base salary of $375,000. Effective April 1, 2019, Ms. Palmieri’s annual base salary was increased to $400,000 and was not further adjusted in 2020.  In addition, Ms. Palmieri will be eligible for a bonus of up to fifty percent (50%) of her base salary for achievement of Company and individual performance-related goals to be established by the Compensation Committee (the “Performance Goals”). If Ms. Palmieri is terminated without cause or resigns for good reason (as these terms are defined in the employment agreement) and provided that she complies with certain requirements (including signing a standard separation agreement), under the employment agreement: (i) she will be entitled to continued payment of her base salary as then in effect for a period of 12 months following the date of termination; (ii) she will be entitled to continued health and dental benefits through COBRA premiums paid by the Company until the earlier of 12 months after termination or the time that she obtains employment with reasonably comparable or greater health and dental benefits and (iii) she will have a 12-month period after her termination of service (as employee, director or consultant) to exercise any and all of her options that had vested upon termination of employment to purchase Company common stock (subject to earlier expiration at the end of the option’s original term or Ms. Palmieri’s breach of her employment agreement or other agreement with the Company). In addition, if Ms. Palmieri is terminated without cause before the expiration of the performance period, she will be paid, on a pro rata basis, a bonus commensurate with the portion of the Performance Goals that have been achieved by the time of such termination. Finally, Ms. Palmieri’s employment agreement provides that if Ms. Palmieri’s employment is terminated without cause or for good reason within the 12-month period following a change of control (as such term is defined in the employment agreement), then, in addition to the severance obligations due to Ms. Palmieri as described above, 100% of any then-unvested options to purchase Company common stock previously granted by the Company will vest upon the date of such termination (subject to earlier expiration at the end of the option’s original term).

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

2020 Summary Compensation Table

The compensation earned by the Named Executive Officers for the year ended December 31, 2020 and December 31, 2019 was as follows:

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards(1)	Non-Equity Incentive Plan(2)	Nonqualified Deferred Compensation Earnings	All Other Compensation(3)	Total
Valerie B. Palmieri	2020	$400,000	$—	$—	$351,800	$200,000	$—	$682	$952,482
President and Chief Executive Officer	2019	$393,750	$—	$—	$397,400	$150,000	$—	$682	$941,832
Robert Beechey	2020	$280,000	$—	$—	$130,800	$112,000	$—	$682	$523,482
Chief Financial Officer	2019	$280,000	$—	$—	$136,850	$84,000	$—	$682	$501,532

(1)

Represents option awards granted to the Named Executive Officers.  The amounts reported in this column are valued based on the aggregate grant date fair value computed in accordance with ASC Topic 718, with the 2020 performance-based options valued based on the probable achievement of the performance goals at the time of grant. Under applicable accounting rules, there was no difference in the grant date fair value based on the probable achievement of the performance conditions as compared to maximum achievement of the performance conditions. For additional information regarding the assumptions made in calculating these amounts, see Note 9, Employee Benefit Plans, to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

(2)	Amount represents performance bonus for fiscal years 2020 and 2019.
(3)	All Other Compensation also includes Company paid insurance premiums of less than $1,000.

2020 Grants of Plan-Based Awards

The grants of plan-based awards to the Named Executive Officers during 2020 were as follows:

		Estimated future payouts under non-equity incentive plan awards (1)			Estimated future payouts under equity incentive plan awards (2)
Name	Grant Date	Threshold	Target	Maximum	Threshold	Target	Maximum	All other option awards: Number of securities underlying options (#)(3)	Exercise or base price of option awards ($/sh) (4)	Grant date fair value of option awards($)(5)
		($)	($)	($)	(#)	(#)	(#)
Valerie B. Palmieri	2/12/2020	—	—	—	—	300,000	300,000	—	0.82	148,800
	3/19/2020	—	—	—	—	—	—	500,000	0.68	203,000
		1	200,000	300,000	—	—	—	—	—	—

Robert Beechey	2/12/2020	—	—	—	—	100,000	100,000	—	0.82	49,600
	3/19/2020	—	—	—	—	—	—	200,000	0.68	81,200
		1	112,000	168,000	—	—	—	—	—	—

(1)

These columns show the potential value of the payout for each Named Executive Officer in 2020 if the threshold, target or maximum goals were satisfied for all performance measures under the Company’s annual incentive plan. The performance goals and salary and bonus multiples for determining the payout are described in the “Compensation Discussion and Analysis” section. The 2020 payouts are included in the “2020 Summary Compensation Table.”

(2)

These columns show the potential number of stock options which will vest if performance criteria are met during 2020 and 2021. The performance goals for determining vesting are described in the “Compensation Discussion and Analysis” section.

(3)	Stock options granted vest 25% annually over a four year period, subject to the Named Executive Officer’s continued employment through the applicable vesting date.

(4)	This column shows the exercise price for the stock options granted, which was the closing price of our common stock on the date of grant.
(5)

This column shows the grant date fair value under ASC Topic 718 of stock options awards granted to Named Executive Officers in 2020, with the 2020 performance-based options valued based on the probable achievement of the performance goals at the time of grant. The option grant date fair value was calculated using the Black-Scholes value on the grant date and is the amount the Company will expense in its financial statements over the award’s vesting schedule. More information regarding these awards is included the “Compensation Discussion and Analysis” section as well as in Note 9 to the Annual Report on Form 10-K for the year ended December 31, 2020.

2020 Outstanding Equity Awards at Fiscal Year-End

The outstanding equity awards held by the Named Executive Officers as of December 31, 2020 were as follows:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options - Exercisable	Number of Securities Underlying Unexercised Options – Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock that have not Vested	Market Value of Shares or Units of Stock that have not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that have not Vested
Valerie Palmieri	175,000	—	—	$ 1.55	10/22/2024	—	—	—	—
	400,000	—	—	$ 1.95	1/2/2025	—	—	—	—
	450,000	—	—	$ 1.57	3/16/2026	—	—	—	—
	100,000	—	—	$ 0.89	11/7/2026	—	—	—	—
	337,500	112,500	—	$ 2.14	3/22/2027(1)	—	—	—	—
	225,000	225,000	—	$ 1.11	4/13/2028(1)	—	—	—	—
	62,500	62,500	—	$ 0.47	1/8/2029(2)	—	—	—	—
	112,500	337,500	—	$ 1.29	3/26/2029(1)	—	—	—	—
	—	—	300,000	$ 0.82	2/12/2030(2)	—	—	—	—
	—	500,000	—	$ 0.68	3/19/2030(1)	—	—	—	—
Robert Beechey	112,500	37,500	—	$ 2.05	12/17/2027(1)	—	—	—	—
	75,000	75,000	—	$ 1.11	4/13/2028(1)	—	—	—	—
	25,000	25,000	—	$ 0.47	1/8/2029(1)	—	—	—	—
	37,500	112,500	—	$ 1.29	3/26/2029(1)	—	—	—	—
	—	—	100,000	$ 0.82	2/12/2030(2)	—	—	—	—
	—	200,000	—	$ 0.68	3/19/2030(1)	—	—	—	—

(1)	Stock options vest in four equal annual installments beginning one year following the vesting commencement date.
(2)

Represents stock options which will vest upon attainment of performance goals in 2020 and 2021. The performance goals for determining vesting are described in the “Compensation Discussion and Analysis” section. The estimates used and maximum grant date fair value are described in the “2020 Summary Compensation Table”.

Potential Payments Upon Termination

The following table set forth amounts payable to the Named Executive Officers if such officer had been terminated as of December 31, 2020:

Name	Termination Scenario	Continued Payment of Base Salary	Immediate Vesting of Stock Options(3)	Health and Dental Insurance Benefits(4)
Valerie Palmieri	Termination(1)	$400,000	$—	$22,060
	Within 12 Months After Change-in Control(2)	400,000	8,775,375	22,060
	For cause	—	—	—
Robert Beechey	Termination(1)	210,000	—	21,215
	Within 12 Months After Change-in Control(2)	210,000	3,155,500	21,215
	For cause	—	—	—

(1)

Termination includes the following separation scenarios: involuntary termination not for cause or resignation for good reason (in all cases, assuming the executive is not entering into competitive or other activity detrimental to us).

(2)

Termination of employment by us for reasons other than for cause or by the Named Executive Officer for good reason within the 12-month period following a change in control (as defined in the respective employment agreements).

(3)

Reflects the difference between the exercise price of all options that would have vested upon such a termination and $6.71 (the December 31, 2020 closing price of our common stock). These amounts are in addition to the existing value of options vested at December 31, 2020.

(4)

Assumes each Named Executive Officer does not obtain employment with reasonably comparable or better health and dental benefits within the time period specified in the respective employment agreements.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership Of Certain Beneficial Owners And Management

The following table sets forth certain information regarding beneficial ownership of our common stock as of April 23, 2021 (unless otherwise indicated), by (1) each person known by us to be the beneficial owner of more than five percent of the outstanding shares of our common stock, (2) each of our directors, (3) each of our Named Executive Officers, and (4) all of our directors and executive officers as a group. All shares are subject to the named person’s sole voting and investment power except where otherwise indicated.

Beneficial ownership is determined in accordance with Rule 13d-3 under the Exchange Act. Shares of common stock, which are issued and outstanding, are deemed to be beneficially owned by any person who has or shares voting or investment power with respect to such shares. Shares of common stock which are issuable upon exercise of options or warrants or the vesting of RSUs are deemed to be issued and outstanding and beneficially owned by any person who has or shares voting or investment power over such securities only if such securities are exercisable within 60 days of April 23, 2021, and, in any event, solely for purposes of calculating that person’s percentage ownership of the common stock (and not for purposes of calculating the percentage ownership of any other person).

Except where otherwise indicated, the number of shares of common stock deemed outstanding and used in the denominator for determining percentage ownership for each person equals (i) 111,946,449 shares of common stock outstanding as of April 23,

2021, plus (ii) such number of shares of common stock as are issuable pursuant to RSUs, options or warrants held by that person (and excluding RSUs, options and warrants held by other persons) which may vest or be exercised within 60 days of April 23, 2021.

Name and Address of Beneficial Owner	Number of Common Stock Shares Beneficially Owned	Percentage of Outstanding Shares Beneficially Owned
Beneficial Owners of More than 5%:
Jack W. Schuler(1)	25,751,787	23.0%
100 N. Field Drive, Suite 360
Lake Forest, IL 60045
Larry N. Feinberg(2)	9,105,422	8.1%
c/o Oracle Investment Management, Inc.
200 Greenwich Avenue
Greenwich, CT 06830
H. George Schuler(3)	8,596,795	7.7%
100 N. Field Drive, Suite 360
Lake Forest, IL 60045
Tino Hans Schuler(4)	8,571,237	7.7%
100 N. Field Drive, Suite 360
Lake Forest, IL 60045
Tanya Eve Schuler(5)	7,748,827	6.9%
100 N. Field Drive, Suite 360
Lake Forest, IL 60045
Seamark Capital, LP(6)	6,331,546	5.7%
223 Wilmington West Chester Pike, Suite 115
Chadds Ford, PA 19317
Directors and Named Executive Officers:
Sandra Brooks (7)	7,364	*
Veronica G.H. Jordan (8)	500,743	*
James T. LaFrance (9)	931,235	*
Nicole Sandford (10)	24,452	*
David R. Schreiber (11)	171,521	*
Valerie B. Palmieri (12)	2,760,594	2.4%
Robert Beechey (13)	660,000	*

All Directors and Executive Officers as a Group (7 persons)	5,055,909	4.5%

*    Less than 1%

(1)

Based on the information provided in Amendment No. 12 to Schedule 13D filed with the SEC on July 6, 2020 by Jack W. Schuler with respect to himself and the Jack W. Schuler Living Trust (collectively, the “Jack Schuler Reporting Persons”). The Jack Schuler Reporting Persons reported that they have shared voting and dispositive power with respect to 25,751,787 shares of our common stock. The ownership reported above includes (i) 25,394,517 shares of our common stock held by the Jack W. Schuler Living Trust; and (ii) 357,270 shares of our common stock held by the Foundation. Pursuant to the Stockholders Agreement, Mr. Jack W. Schuler is entitled to designate one individual to be nominated by the Company to serve on the Company’s Board of Directors. Mr. Jack W. Schuler is the sole trustee of the Jack W. Schuler Living Trust. Mr. Jack W. Schuler disclaims any beneficial ownership in any of the shares of our common stock held by the Foundation. In addition, Mr. Jack W. Schuler has no pecuniary interest, as such term is used for purposes of Section 16 of the Exchange Act, in any of the Shares held by the Foundation.

(2)

Based on the information provided in Amendment No. 10 to Schedule 13D filed with the SEC on August 19, 2020 by Larry N. Feinberg with respect to himself, Oracle Associates, LLC (“Oracle Associates”), Oracle Partners, L.P. (“Oracle Partners”), Oracle Investment Management, Inc. (“Investment Management”), Oracle Ten Fund, LP (“Ten Fund”) and Oracle Institutional Partners, L.P. (“Institutional Partners”) (Mr. Feinberg, together with Oracle Associates, Oracle Partners, Investment Management, Ten Fund and Institutional Partners, the “Oracle Reporting Persons”). The Oracle Reporting Persons reported that each of Mr. Feinberg, Oracle Associates and Investment Management has shared voting and dispositive power with respect to 9,105,422 shares of our common stock; Oracle Partners has shared voting and dispositive power with respect to 6,019,441 shares of our common stock; Ten Fund has shared voting and dispositive power with respect to 1,941,120 shares of our common stock; and Institutional Partners has shared voting and dispositive power with respect to 1,144,861 shares of our common stock. Pursuant to the Stockholders Agreement, Oracle Partners and Ten Fund are together entitled to designate one individual to be nominated by the Company to serve on the Company’s Board of Directors. Oracle Associates is the general partner of each of Oracle Partners, Ten Fund and Institutional Partners. Investment Management is the investment manager to Ten Fund and Institutional Partners. Mr. Feinberg is the managing member of Oracle Associates and the sole stockholder, director and president of Investment Management.

(3)

Based on the information provided in Amendment No. 13 to Schedule 13D filed with the SEC on February 10, 2021 by H. George Schuler with respect to himself and the Therese Heidi Schuler Trust (collectively, the “George Schuler Reporting Persons”). The George Schuler Reporting Persons reported that Mr. H. George Schuler had shared voting and dispositive power with respect to 8,596,795 shares of our common stock. The ownership reported above includes (i) 6,748,537 shares of our common stock held by the Therese Heidi Schuler Trust; (ii) 1,680,954 shares of our common stock held by the Grandchildren LLC; (iii) 26,000 shares of our common stock held by Gayle Schuler; and (iv) 141,304 shares of our common stock held by Seascape Partners L.P. Mr. H. George Schuler is the sole trustee of the Therese Heidi Schuler Trust,  is the manager of each of the Grandchildren LLC and Seascape Partners L.P. and is the spouse of Gayle Schuler.

(4)

Based on the information provided in Amendment No. 12 to Schedule 13D filed with the SEC on July 6, 2020 by Tino Hans Schuler with respect to himself and the Tino Hans Schuler Trust (collectively, the “Tino Schuler Reporting Persons”). The Tino Schuler Reporting Persons reported that they had shared voting and dispositive power with respect to 8,571,237 shares of our common stock. The ownership reported above includes (i) 6,570,859 shares of our common stock held by the Tino Hans Schuler Trust; (ii) 1,000,190 shares of our common stock held by the Schuler Descendants Trust; and (iii) 1,000,188 shares of our common stock held by the JS Grandchildren Trust. Tino Hans Schuler is the sole trustee of the Tino Hans Schuler Trust and the co-trustee of the Schuler Descendants Trust and the JS Grandchildren Trust.

(5)

Based on the information provided in Amendment No. 13 to Schedule 13D filed with the SEC on February 10, 2021 by Tanya Schuler Sharman with respect to herself and the Tanya Eva Schuler Trust (collectively, the “Tanya Schuler Sharman Reporting Persons”). The Tanya Schuler Sharman Reporting Persons reported that they had shared voting and dispositive power with respect 7,748,827 shares of our common stock. Tanya Schuler Sharman is the sole trustee of the Tanya Eva Schuler Trust. The ownership reported above includes (i) 6,748,637 shares of our common stock held by the Tanya Eva Schuler Trust and; (ii) 1,000,190 shares of our common stock held by held by the Schuler Descendants Trust.

(6)

Based on the information provided in Amendment No. 2 to Schedule 13G filed with the SEC on February 11, 2021 by Seamark Capital, L.P. with respect to itself, John D. Fraser and David T. Harrington (collectively, the “Seamark Reporting Persons”). The Seamark Reporting Persons reported that they were the beneficial holders in the aggregate of 6,256,546 shares of our common stock. They also reported that Seamark Capital, L.P. had shared voting and dispositive power with respect to 5,024,947 shares of our common stock, John D. Fraser had sole voting and dispositive power over 331,599 shares of our common stock and shared voting and dispositive power over 5,024,947 shares of our common stock, and David T. Harrington had sole voting and dispositive power over 900,000 shares of our common stock and shared voting and dispositive power over 5,024,947 shares of our common stock. John D. Fraser and David T. Harrington are Co-Managing Partners of Seamark Capital, L.P., which is the sole Investment Advisor to the Seamark Fund, L.P., a passive investment partnership vehicle. In connection with the underwritten public offering of our common stock that we completed on February 8, 2021, Seamark Capital, L.P. purchased 75,000 shares of our common stock.

(7)	Includes 3,682 RSUs vesting within 60 days of April 23, 2021.
(8)	Includes 4,111 RSUs and 221,444 shares issuable upon exercise of stock options vesting within 60 days of April 23, 2021.
(9)	Includes 2,301 RSUs and 513,398 shares issuable upon exercise of stock options vesting within 60 days of April 23, 2021.
(10)	Includes 3,976 RSUs vesting within 60 days of April 23, 2021.
(11)	Includes 2,015 RSUs vesting within 60 days of April 23, 2021.
(12)	Includes 2,537,500 shares issuable upon exercise of stock options vesting within 60 days of April 23, 2021.
(13)	Includes 450,000 shares issuable upon exercise of stock options vesting within 60 days of April 23, 2021.

Equity Compensation Plan Information

See Part II Item 5 on page 26 of the Original Filing, which is incorporated into this Item by reference.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Relationships Resulting from 2013 Private Placement

In connection with a May 8, 2013 private placement, on May 13, 2013, the Company entered into a Stockholders Agreement (the “Stockholders Agreement”) with certain of the purchasers in the private placement (the “2013 Purchasers”). Among other things, the Stockholders Agreement provides certain of the 2013 Purchasers with rights to participate in any future equity offerings by the Company on the same price and terms as other investors. Pursuant to the Stockholders Agreement, certain of the 2013 Purchasers were offered the opportunity to participate in the underwritten public offering of our common stock that we completed on June 28, 2019 (the “2019 Offering”), and Jack W. Schuler and certain trusts and other entities affiliated with Jack W. Schuler,  H. George Schuler and Tino Hans Schuler purchased shares of our common stock in the 2019 Offering. Valerie Palmieri, our President and Chief Executive Officer and a current director, also purchased shares of our common stock in the 2019 Offering. The 2019 Offering resulted in net proceeds to the Company, after deducting underwriting discount, commissions and offering expenses, of approximately $13.5 million. Certain of the 2013 Purchasers were also offered the opportunity in the private placement of our common stock that we completed on July 8, 2020 (the “2020 Private Placement”), and certain trusts and other entities affiliated with Jack W. Schuler, H. George Schuler, Tino Hans Schuler, Tanya Eve Schuler and Matthew Strobeck purchased shares of our common stock.  The 2020 Private Placement resulted in net proceeds to the Company, after deducting expenses, of approximately $10.6 million.  Certain of the 2013 Purchasers were also offered the opportunity to participate in the underwritten public offering of our common stock that we completed on February 8, 2021 (the “2021 Offering”), and certain trusts and other entities affiliated with H. George Schuler and Tanya Eve Schuler, as well as Seamark Capital, L.P., purchased shares of our common stock.  The 2021 Offering resulted in net proceeds to the Company of approximately $44.2 million, after deducting underwriting discounts and offering expenses.

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

In addition, the Principal Purchasers each received the right to nominate a member to serve on our Board. Dr. Eric Varma was designated as a Board nominee by Oracle Partners, LP and Oracle Ten Fund Master, LP pursuant to the Stockholders Agreement and was appointed as a director on September 12, 2013. Dr. Varma did not stand for re-election at the 2018 annual meeting of the stockholders of the Company. Oracle Partners, LP and Oracle Ten Fund Master, LP have not yet notified the Company of the person who will succeed Dr. Varma as the Oracle Partners, LP and Oracle Ten Fund Master, LP designee on the Board. James T. LaFrance was designated as a Board nominee by Jack W. Schuler. The Board appointed Mr. LaFrance as a director and Chairperson of the Board on December 12, 2013.

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

Independence of the Board of Directors

The Board has affirmatively determined, after considering all relevant facts and circumstances, that each of Sandra Brooks,  Nancy Cocozza, Veronica G.H. Jordan, James T. LaFrance, Nicole Sandford and David Schreiber is an independent director, as the term is currently defined under Nasdaq Listing Rule 5605(a)(2). Valerie Palmieri is not an independent director because she currently serves as our President and Chief Executive Officer.

ITEM 14.          PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees and Non-Audit Fees

The following is a summary of the fees and services provided by BDO USA, LLP for 2020 and 2019.

	2020	2019
Audit fees	$293,680	$248,681
Audit-related fees	—	—
Tax fees	54,630 (1)	24,915 (1)
All other fees	—	—
Total	$348,310	$273,596

(1)	Represent fees for the preparation of our 2019 and 2018 federal and state tax returns.

Audit Committee Pre-Approval of Policies and Procedures

The Audit Committee is responsible for appointing, compensating and overseeing the work of the independent registered public accounting firm. The Audit Committee has established a pre-approval procedure for all audit and permissible non-audit services to be performed by our independent registered public accounting firm.  The pre-approval policy requires that requests for services by the independent registered public accounting firm be submitted to the Chairperson of the Audit Committee for review and approval. Any requests that are approved by the Chairperson of the Audit Committee are then aggregated and submitted to the Audit Committee for approval at a meeting of the Audit Committee. Requests may be made with respect to either specific services or a type of service for predictable or recurring services.

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

PART IV

ITEM 15.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)

Financial Statements

See Index to Consolidated Financial Statements beginning on page 39 of the Original Filing, which is incorporated into this Item by reference.

All schedules are omitted because the required information was shown in the financial statements or the notes thereto in our Original Filing.

(b)EXHIBITS

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
3.1	Fourth Amended and Restated Certificate of Incorporation of Aspira Women’s Health Inc. dated January 22, 2010	8-K	000-31617	3.1	January 25, 2010
3.2	Certificate of Amendment to Fourth Amended and Restated Certificate of Incorporation, effective June 19, 2014	10-Q	001-34810	3.2	August 14, 2014
3.3	Certificate of Amendment to Fourth Amended and Restated Certificate of Incorporation dated June 11, 2020	8-K	001-34810	3.1	June 11, 2020
3.4	Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock	8-K	001-34810	4.1	April 17, 2018
3.5	Seventh Amended and Restated Bylaws of Aspira Women's Health Inc. effective February 26, 2021	8-K	001-34810	3.2	March 3, 2021
4.1	Form of Aspira Women’s Health Inc.’s (formerly Ciphergen Biosystems, Inc.) Common Stock Certificate	S-1/A	333-32812	4.1	August 24, 2000
4.2	Securities Purchase Agreement dated May 8, 2013, by and among Aspira Women’s Health Inc. (formerly Vermillion, Inc.) and the purchasers identified therein	8-K	001-34810	10.1	May 14, 2013
4.3	Stockholders Agreement dated May 13, 2013, by and among Vermillion, Inc., Oracle Partners, LP, Oracle Ten Fund Master, LP, Jack W. Schuler and other purchasers named therein	8-K	001-34810	10.2	May 14, 2013
4.4	Amended and Restated Promissory Note #1 by Vermillion, Inc. in favor of the State of Connecticut, acting by and through the Department of Economic and Community Development, effective April 3, 2020	10-K	001-34810	4.4	April 7, 2020
4.5	Amended and Restated Promissory Note #2 by Vermillion, Inc. in favor of the State of Connecticut, acting by and through the Department of Economic and Community Development, effective April 3, 2020	10-K	001-34810	4.5	April 7, 2020
4.6	Form of Indenture	S-3	333-252267	4.7	January 20, 2021
4.7	Description of Aspira Women's Health Inc.'s Securities Pursuant to Section 12 of the Securities Exchange Act of 1934					*
10.1	Vermillion, Inc. 2010 Stock Incentive Plan #	8-K	000-31617	10.1	February 12, 2010
10.2	Ciphergen Biosystems, Inc. 401(k) Plan #	10-K	000-31617	10.7	March 22, 2005
10.3	Form of Proprietary Information Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and certain of its employees #	S-1/A	333-32812	10.9	August 24, 2000
10.4	Vermillion, Inc. Amended and Restated 2010 Stock Incentive Plan #	8-K	001-34810	10.1	December 17, 2013
10.5	Vermillion, Inc. Second Amended and Restated 2010 Stock Incentive Plan #	8-K	001-34810	10.1	June 22, 2015
10.6	Vermillion, Inc. Second Amended and Restated 2010 Stock Incentive Plan (as amended effective June 21, 2018) #	8-K	001-34810	10.1	June 27, 2018

10.7	Form of Vermillion, Inc.’s Stock Option Award #	10-K	001-34810	10.7	March 28, 2019
10.8	Form of Vermillion, Inc.’s Restricted Stock Award #	10-K	001-34810	10.8	March 28, 2019
10.9	Vermillion, Inc. 2019 Stock Incentive Plan #	8-K	001-34810	10.1	June 24, 2019
10.10	Employment Agreement between Vermillion, Inc. and Robert Beechey effective December 18, 2017 #	8-K	001-34810	10.1	December 14, 2017
10.11	Employment Agreement between Vermillion, Inc. and Valerie B. Palmieri effective January 1, 2015 #	8-K	001-34810	99.1	December 17, 2014
10.12	Testing and Services Agreement between Vermillion, Inc., ASPiRA LABS, Inc. and Quest Diagnostics Incorporated, dated as of March 11, 2015	10-Q	001-34810	10.5	May 12, 2015
10.13	Amendment No. 1 to the Testing Services Agreement dated March 11, 2015 among Vermillion, Inc., ASPiRA LABS, Inc. and Quest Diagnostics Incorporated dated April 10, 2015	10-Q	001-34810	10.6	May 12, 2015
10.14	Amendment No. 2 to Testing and Services Agreement, executed as of March 7, 2017 and effective as of March 11, 2017, by and among Vermillion, Inc., ASPiRA LABS, Inc. and Quest Diagnostics Incorporated	8-K	001-34810	10.1	March 13, 2017
10.15	Amendment No. 3 to Testing and Services Agreement, executed as of March 1, 2018 by and among Vermillion, Inc., ASPiRA LABS, Inc. and Quest Diagnostics Incorporated	8-K	001-34810	10.1	March 6, 2018
10.16	Amendment No. 4 to Testing and Services Agreement, executed as of March 11, 2020 by and among Vermillion, Inc., ASPiRA LABS, Inc. and Quest Diagnostics Incorporated	8-K	001-34810	10.1	March 17, 2020
10.17	Assistance Agreement by and between the State of Connecticut, acting by and through the Department of Economic and Community Development and Vermillion, Inc. effective March 22, 2016	10-Q	001-34810	10.1	May 16, 2016
10.18	Patent Security Agreement by Vermillion, Inc. in favor of the State of Connecticut, acting by and through the Department of Economic and Community Development, effective March 22, 2016	10-Q	001-34810	10.3	May 16, 2016
10.19	Security Agreement by Vermillion, Inc. in favor of the State of Connecticut, acting by and through the Department of Economic and Community Development, effective March 22, 2016	10-Q	001-34810	10.4	May 16, 2016
10.20	Employment Agreement between Vermillion, Inc. and Robert Beechey dated December 18, 2017 #	8-K	001-34810	10.1	December 20, 2017
10.21	First Amendment to the Assistance Agreement by and between the State of Connecticut, acting by and through the Department of Economic and Community Development and Vermillion, Inc. dated March 7, 2018	10-K	001-34810	10.21	March 13, 2018
10.22	Second Amendment to the Assistance Agreement by and between the State of Connecticut, acting by and through the Department of Economic and Community Development and Vermillion, Inc. dated April 3, 2020	10-K	001-34810	10.22	April 7, 2020
10.23	Promissory Note, dated May 1, 2020, between Vermillion, Inc. and BBVA USA	8-K	001-34810	10.1	May 7, 2020
10.24	Securities Purchase Agreement, dated July 1, 2020, by and between Aspira Women’s Health Inc. and the investors listed on Schedule I thereto	8-K	001-34810	10.1	July 7, 2020
14.1	Code of Business Conduct and Ethics	8-K	001-34810	14.1	December 7, 2010
21.0	Subsidiaries of Registrant					*
23.1	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm					*
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					√
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					√
32.0	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					*
101	Interactive Data Files					*

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

Aspira Women’s Health Inc.
Date: April 30, 2021	/s/ Valerie B. Palmieri
Valerie B. Palmieri President and Chief Executive Officer (Principal Executive Officer)
Date: April 30, 2021	/s/ Robert Beechey
Robert Beechey Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)