Form 10-Q
period 2021-03-31
Aspira Women's Health Inc.
filed 2021-05-14
CIK 926617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31,  2021

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File Number:  001-34810

Aspira Women’s Health Inc.
(Exact name of registrant as specified in its charter)

Delaware	33-0595156
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
12117 Bee Caves Road, Building Three, Suite 100, Austin, Texas	78738
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (512)  519-0400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	AWH	The NASDAQ Stock Market

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. 

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

As of April 30, 2021, the registrant had 111,946,449 shares of common stock, par value $0.001 per share, outstanding.

ASPIRA WOMEN’S HEALTH INC.

FORM 10-Q

For the Quarter Ended March 31,  2021

The following are registered and unregistered trademarks and service marks of Aspira Women’s Health Inc.: VERMILLION®, ASPIRA WOMEN’S HEALTH™, OVA1®, OVERA®, ASPIRA LABS®, ASPIRA IVD®, OVACALC®, ASPIRA GENETIXSM ,  OVA1PLUS®, OVASIGHTTM,  ENDOCHECK™, OVAINHERIT™, ASPIRA SYNERGYSM,, and OVA360™.

PART I - FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

Aspira Women’s Health Inc.

Condensed Consolidated Balance Sheets

(Amounts in Thousands, Except Share and Par Value Amounts)

(Unaudited)

	March 31,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$59,369	$16,631
Accounts receivable	952	865
Prepaid expenses and other current assets	981	1,077
Inventories	71	30
Total current assets	61,373	18,603
Property and equipment, net	533	583
Right-of-use assets	391	406
Other assets	-	13
Total assets	$62,297	$19,605
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,587	$1,103
Accrued liabilities	3,471	3,618
Current portion long-term debt	645	645
Short-term debt	408	611
Lease liability	37	23
Total current liabilities	6,148	6,000
Non-current liabilities:
Long-term debt	3,428	3,477
Lease liability	396	409
Total liabilities	9,972	9,886
Commitments and contingencies (Note 3)
Stockholders’ equity:
Common stock, par value $0.001 per share, 150,000,000 shares authorized at March 31, 2021 and December 31, 2020; 111,716,852 and 104,619,876 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	112	105
Additional paid-in capital	498,199	449,680
Accumulated deficit	(445,986)	(440,066)
Total stockholders’ equity	52,325	9,719
Total liabilities and stockholders’ equity	$62,297	$19,605

See accompanying notes to the unaudited condensed consolidated financial statements.

Aspira Women’s Health Inc.

Condensed Consolidated Statements of Operations

(Amounts in Thousands, Except Share and Per Share Amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
Revenue:
Product	$1,416	$1,185
Genetics	80	$25
Service	-	10
Total revenue	1,496	1,220
Cost of revenue(1):
Product	648	665
Genetics	245	130
Service	-	5
Total cost of revenue	893	800
Gross profit	603	420
Operating expenses:
Research and development(2)	872	395
Sales and marketing(3)	3,108	2,115
General and administrative(4)	2,509	1,710
Total operating expenses	6,489	4,220
Loss from operations	(5,886)	(3,800)
Interest income (expense), net	(24)	8
Other income (expense), net	(10)	86
Net loss	$(5,920)	$(3,706)
Net loss per share - basic and diluted	$(0.05)	$(0.04)
Weighted average common shares used to compute basic and diluted net loss per common share	108,661,712	97,287,461
Non-cash stock-based compensation expense included in cost of revenue and operating expenses:
(1) Cost of revenue	$34	$25
(2) Research and development	26	-
(3) Sales and marketing	139	42
(4) General and administrative	290	202

See accompanying notes to the unaudited condensed consolidated financial statements.

Aspira Women’s Health Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(Amounts in Thousands, Except Share Amounts)

(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2020	104,619,876	$105	$449,680	$(440,066)	$9,719
Net loss	-	-	-	(5,920)	(5,920)
Common stock issued in conjunction with exercise of stock options	196,976	-	317	-	317
Common stock issued for restricted stock awards	-		-	-	-
Common stock issued in conjunction with public offering, net of issuance costs of $0.5 million	6,900,000	7	47,713	-	47,720
Stock compensation charge	-	-	489	-	489
Balance at March 31, 2021	111,716,852	$112	$498,199	$(445,986)	$52,325

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2019	97,286,157	$97	$430,802	$(422,161)	$8,738
Net loss	-	-	-	(3,706)	(3,706)
Common stock issued in conjunction with exercise of stock options	2,500	-	1	-	1
Stock compensation charge	-	-	269	-	269
Balance at March 31, 2020	97,288,657	$97	$431,072	$(425,867)	$5,302

See accompanying notes to the unaudited condensed consolidated financial statements.

Aspira Women’s Health Inc.

Condensed Consolidated Statements of Cash Flows

(Amounts in Thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(5,920)	$(3,706)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash lease expense	16	-
Depreciation and amortization	90	56
Stock-based compensation expense	489	269
Loss on sale and disposal of property and equipment	1	2
Changes in operating assets and liabilities:
Accounts receivable	(87)	(111)
Prepaid expenses and other assets	(94)	14
Inventories	(41)	(38)
Accounts payable, accrued liabilities and other liabilities	291	13
Net cash used in operating activities	(5,255)	(3,501)
Cash flows from investing activities:
Purchase of property and equipment	(41)	(23)
Net cash used in investing activities	(41)	(23)
Cash flows from financing activities:
Principal repayment of DECD loan	(3)	(48)
Proceeds from issuance of common stock from exercise of stock options	317	1
Proceeds from DECD loan	—	-
Proceeds from PPP loan	—	-
Proceeds from exercise of warrants	—	-
Proceeds from public offering	48,236	-
Payment of issuance costs for public offering	(516)	-
Net cash provided by (used in) financing activities	48,034	(47)
Net increase (decrease) in cash and cash equivalents	42,738	(3,571)
Cash and cash equivalents, beginning of period	16,631	11,703
Cash and cash equivalents, end of period	$59,369	$8,132
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	29	9
Supplemental disclosure of noncash investing and financing activities:
Net (decrease) increase in right-of-use assets	(15)	1

See accompanying notes to the unaudited condensed consolidated financial statements.

Aspira Women’s Health Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.   ORGANIZATION, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

Organization

Aspira Women’s Health Inc., formerly known as Vermillion, Inc. (“Aspira” and its wholly-owned subsidiaries are collectively referred to as the “Company”) is incorporated in the state of Delaware, and is engaged in the business of developing and commercializing diagnostic tests for gynecologic disease. The Company currently markets and sells the following products and related services: (1) OVA1, a blood test designed to, in addition to a physician’s clinical assessment of a woman with a pelvic mass, identify women who are at high-risk of having a malignant ovarian tumor prior to planned surgery; (2) OVERA, a second-generation biomarker panel intended to maintain OVA1’s high sensitivity while improving specificity; (3) OVA1plus, a reflex offering, which uses OVA1 and OVERA as a confirmation for OVA1 intermediate range results and leverages the strengths of OVA1’s Multivariate Index Assay (“MIA”) sensitivity and OVERA’s (MIA2G) specificity and as a result reduces false elevations by over 40%;; (4) Aspira GenetiX, a genetic test for gynecological cancer risk, with a core focus on female cancers, including breast, ovarian, endometrial, uterine and cervical cancers; and (5) Aspira Synergy, the Company’s new decentralized platform and cloud service technology. Through March 31, 2021, the Company’s product and related services revenue was limited to revenue generated by sales of OVA1, OVA1plus and Aspira GenetiX.  The Company sells OVA1 and OVA1plus through Aspira’s wholly-owned Clinical Laboratory Improvement Amendments of 1988 (“CLIA”) certified clinical laboratory, Aspira Labs, Inc. (“ASPiRA LABS”).

Liquidity

The Company has incurred significant net losses and negative cash flows from operations since inception, and as a result has an accumulated deficit of approximately $445,986,000. The Company also expects to incur a net loss and negative cash flows from operations for 2021.

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

As a result of the COVID-19 pandemic and actions taken to contain it, the Company’s test volume, and resulting revenue, decreased significantly in late March and the full month of April 2020 as fewer patients visited their physicians and elective surgeries were postponed as a result of closures. The Company saw some increases in its test volume towards the latter half of the second quarter and in the third quarter of 2020, and test volume trended back to pre-COVID-19 levels during the late third quarter 2020. In order to reduce the impact of limitations on visiting physician offices due to closures and quarantines, the Company implemented other mechanisms for reaching physicians such as virtual sales representative meetings and increased digital sales and marketing. Enrollment for future studies has been slower than originally planned due to the impact of current closures for some states. The full impact of the COVID-19 pandemic continues to evolve as of the date of this filing. As a result, the Company is unable to estimate the extent of the impact of the COVID-19 pandemic on its operations or liquidity.

As discussed in Note 3, in March 2016, the Company entered into a loan agreement (as amended on March 7, 2018 and April 3, 2020, the “DECD Loan Agreement”) with the State of Connecticut Department of

Economic and Community Development (the “DECD”), pursuant to which it may borrow up to $4,000,000 from the DECD.

The loan may be prepaid at any time without premium or penalty. An initial disbursement of $2,000,000 was made to the Company on April 15, 2016 under the DECD Loan Agreement. On December 3, 2020, the Company received a disbursement of the remaining $2,000,000 under the DECD Loan Agreement, as the Company had achieved the target employment milestone necessary to receive an additional $1,000,000 under the DECD Loan Agreement and the DECD determined to fund the remaining $1,000,000 under the DECD Loan Agreement after concluding that the required revenue target would likely have been achieved in the first quarter of 2020 in the absence of the impacts of COVID-19.

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

As discussed in Note 4, during June 2020, all of the warrants from the Company’s 2017 private placement were exercised.  The Company received $5,058,608 in aggregate proceeds from the exercise of the warrants.

As discussed in Note 4, on July 20, 2020, the Company completed a private placement of Aspira common stock, par value $0.001 per share, for net proceeds of $10.6 million, after deducting expenses related to the private placement.

As discussed in Note 4, on February 8, 2021, the Company completed a public offering (the “2021 Offering”) resulting in net proceeds of approximately $47.7 million, after deducting underwriting discounts and offering expenses.

As discussed in Note 3, in March 2021, the Company applied for forgiveness of the PPP Loan, but there is no assurance that all or a portion of the PPP Loan will be forgiven.

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

The unaudited condensed consolidated financial statements and related disclosures have been prepared with the presumption that users of the interim unaudited condensed consolidated financial statements have read or have access to the audited consolidated financial statements for the preceding fiscal year. The condensed consolidated balance sheet at December 31, 2020 included in this report has been derived from the audited consolidated financial statements at that date but does not include all the information and footnotes required by GAAP. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2020 included in Aspira’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 31, 2021 (the “2020 Annual Report”).

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

The Company also reviews its patient account population and determines an appropriate distribution of patient accounts by payer (i.e., Medicare, patient pay, other third-party payer, etc.) into portfolios with similar collection experience. The Company has elected this practical expedient that, when evaluated for collectability, results in a materially consistent revenue amount for such portfolios as if each patient account were evaluated on an individual contract basis. During the period ended March 31, 2021, there were no adjustments to estimates of variable consideration to derecognize revenue for services provided in a prior period. There were no impairment losses on accounts receivable recorded during the periods ended March 31, 2021 and 2020.

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

Service Revenue - The Company’s service revenue was generated by performing in vitro diagnostic (“IVD”) trial services for third-party customers. Measurement of progress on contracts with customers was generally based on the input measurement of cost incurred relative to the total expected costs to satisfy the performance obligation. The Company does not expect to have any significant service revenue going forward, as it largely wound down performing the ASPiRA IVD, Inc. (“ASPiRA IVD”) trial services in the fourth quarter of 2019.  During 2020, the Company’s service revenue was limited to the fulfillment of one legacy IVD contract.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This update changes the impairment model from the currently used incurred loss methodology to an expected loss methodology, which will result in the more timely recognition of losses. The ASU 2016-13 is scheduled to be effective in 2023 for smaller reporting companies. The Company is currently assessing the impact of this standard on its consolidated financial statements.

2.   AGREEMENTS WITH QUEST DIAGNOSTICS INCORPORATED

In March 2015, the Company reached an agreement with Quest Diagnostics, Inc.  (“Quest Diagnostics”). Pursuant to this agreement, all OVA1 U.S. testing services for Quest Diagnostics customers were transferred to Aspira’s wholly-owned subsidiary, ASPiRA LABS, as of August 2015. Pursuant to this agreement, as amended as of March 11, 2020, Quest Diagnostics has continued to provide blood draw and logistics support by transporting specimens to ASPiRA LABS for testing in exchange for a market value fee. The purpose of the 2020 amendment was to extend the term of the Testing and Services Agreement from March 11, 2019 to March 11, 2023 and for the Company to pay an annual fee of $75,000 for the services of a part-time Quest Diagnostics project manager.

3.   COMMITMENTS AND CONTINGENCIES

Coronavirus Aid, Relief, and Economic Security (CARES) Act and PPP Loan

On May 1, 2020, the Company obtained the PPP Loan from BBVA USA in the aggregate amount of $1,005,767. The application for these funds required the Company to, in good faith, certify that the described economic uncertainty at the time made the loan request necessary to support the ongoing operations of the Company. This certification further required the Company to consider its current business activity and its ability to access other sources of liquidity sufficient to support ongoing operations in a manner that was not significantly detrimental to the business. Under the terms of the CARES Act and the PPP Loan, all or a portion of the principal amount of the PPP Loan is subject to forgiveness so long as, over the 24-week period following the Company’s receipt of the proceeds of the PPP Loan, the Company used those proceeds for payroll costs, rent, utility costs or the maintenance of employee and compensation levels. The PPP Loan, which was granted pursuant to a promissory note, matures on May 1, 2022. Any unforgiven portion of the PPP Loan bears interest at a rate of 1.000% per annum, payable monthly in equal installments commencing in August 2021. The Company applied for forgiveness of the PPP Loan in March 2021, but there is no assurance that all or a portion of the PPP Loan will be forgiven. The PPP Loan is subject to any new guidance and new requirements released by the Department of the Treasury.

Development Loan

On March 22, 2016, the Company entered into the DECD Loan Agreement, pursuant to which the Company may borrow up to $4,000,000 from the DECD. The loan bears interest at a fixed rate of 2.0% per annum and requires equal monthly payments of principal and interest until maturity, which occurs on April 15, 2026. As security for the loan, the Company has granted the DECD a blanket security interest in the Company’s personal and intellectual property. The DECD’s security interest in the Company’s intellectual property may be subordinated to a qualified institutional lender.

The loan may be prepaid at any time without premium or penalty. An initial disbursement of $2,000,000 was made to the Company on April 15, 2016 under the DECD Loan Agreement. On December 3, 2020, the Company received a disbursement of the remaining $2,000,000 under the DECD Loan Agreement, as the Company had achieved the target employment milestone necessary to receive an additional $1,000,000 under the DECD Loan Agreement and the DECD determined to fund the remaining $1,000,000 under the DECD Loan Agreement after concluding that the required revenue target would likely have been achieved in the first quarter of 2020 in the absence of the impacts of COVID-19.

Under the terms of the DECD Loan Agreement, the Company may be eligible for forgiveness of up to $1,500,000 of the principal amount of the loan if the Company achieves certain job creation and retention milestones by December 31, 2022. Conversely, if the Company is either unable to retain 25 full-time employees with a specified average annual salary for a consecutive two-year period or does not maintain the Company’s Connecticut operations through March 22, 2026, the DECD may require early repayment of a portion or all of the loan plus a penalty of 5% of the total funded loan.

Long-term debt consisted of the following:

	March 31,	December 31,
	2021	2020
(in thousands)
DECD loan	$3,067	$3,116
PPP loan	1,006	1,006
Total debt	4,073	4,122
Less: Current portion	(645)	(645)
Total long-term debt	3,428	3,477

As of March 31, 2021, the annual amounts of future minimum principal payments due under certain of the Company’s contractual obligations are shown in the table below.  Debt issuance costs for the DECD loan were $18,000.  Debt related to the PPP Loan of $1,006,000 and that certain insurance promissory note of $408,000, as described below, are not included in the table below, as the PPP Loan’s forgiveness is pending a decision by the SBA as of the date of this filing, and the $408,000 insurance promissory note is cancellable.

	Payments Due by Period
(in thousands)	Total	2021	2022	2023	2024	2025	Thereafter
DECD Loan	3,084	151	204	406	452	461	1,410
Total	$3,084	$151	$204	$406	$452	$461	$1,410

Insurance Notes

During 2020 and 2019, the Company entered into insurance promissory notes for the payment of insurance premiums at an interest rate of 3.88% and 4.49% respectively, with an aggregate principal amount outstanding of approximately $408,000 and $611,000 as of March 31, 2021 and December 31, 2020, respectively. The amount outstanding could be substantially offset by the cancellation of the related insurance coverage which is classified in prepaid insurance. These notes are payable in ten monthly installments with maturity dates of October 1, 2021 and October 1, 2020, respectively.

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

The expense associated with these operating leases for the three months ended March 31,  2021 and 2020 is shown in the table below (in thousands).

		Three Months Ended March, 31
Lease Cost	Classification	2021	2020
Operating rent expense
	Cost of revenue	$19	$15
	Research and development	13	11
	Sales and marketing	11	6
	General and administrative	21	14
Variable rent expense
	Cost of revenue	$1	$3
	Research and development	0	1
	Sales and marketing	12	11
	General and administrative	13	14

Based on the Company’s leases as of March 31,  2021, the table below sets forth the approximate future lease payments related to operating leases with initial terms of one year or more (in thousands).

2021	$54
2022	95
2023	106
2024	116
2025	123
2026	64
Total Operating Lease Payments	558
Less: Interest	(125)
Present Value of Lease Liabilities	$433

Weighted-average lease term and discount rate were as follows:

Weighted-average remaining lease term (in years)	5.2
Weighted-average discount rate	9.36%

Non-cancelable Royalty Obligations

The Company is a party to an amended research collaboration agreement with The Johns Hopkins University School of Medicine under which the Company licenses certain of its intellectual property directed at the discovery and validation of biomarkers in human subjects, including but not limited to clinical application of biomarkers in the understanding, diagnosis and management of human disease. Under the terms of the amended research collaboration agreement, Aspira is required to pay the greater of 4% royalties on net sales of diagnostic tests using the assigned patents or annual minimum royalties of $57,500. Royalty expense for the periods ended March 31, 2021 and 2020 totaled $57,000 and $46,000, respectively.

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

4.   STOCKHOLDERS’ EQUITY

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

2021 Public Offering

On February 4, 2021, the Company entered into an underwriting agreement (the “2021 Underwriting Agreement”) with William Blair & Company, L.L.C. and Truist Securities, Inc., as representatives of several underwriters (the “2021 Underwriters”), in connection with the underwritten public offering of 6,000,000 shares of Aspira common stock at a price to the public of $7.50 per share. The 2021 Underwriters purchased these 6,000,000 shares at the public offering price per share, less the underwriting discount of $0.4875 per share.

Under the 2021 Underwriting Agreement, the Company granted the 2021 Underwriters an option to purchase up to an additional 900,000 shares of Aspira common stock at the public offering price, less the underwriting discount of $0.4875 per share.  On February 5, 2021, the 2021 Underwriters notified the Company that they were exercising this option in connection with the closing of the 2021 Offering. The 2021 Offering, including the additional 900,000 shares of Aspira common stock, closed on February 8, 2021 and resulted in net proceeds to the Company of approximately $47.7 million, after deducting underwriting discounts and offering expenses.

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

Subject to the terms and conditions of the 2019 Plan, the initial number of shares authorized for grants under the 2019 Plan is 10,492,283. To the extent an equity award granted under the 2019 Plan expires or otherwise terminates without having been exercised or paid in full, or is settled in cash, the shares of common stock subject to such award will become available for future grant under the 2019 Plan. As of March 31, 2021, 10,438,081 shares of Aspira common stock were subject to outstanding stock options, and 75,988 shares of Aspira common stock were subject to unvested restricted stock awards and a total of 3,946,874 shares of Aspira common stock were reserved for issuance under the 2019 Plan.

Stock-Based Compensation

During the three months ended March 31, 2021, the Company granted the following awards under the 2019 Plan:

Grant Date	Number of Shares	Type of Award	Exercise Price / Share	Fair Value / Share
1/28/2021	262,000	Options	$ 7.79	$ 4.95
3/19/2021	1,971,912	Options	$ 7.40	$ 4.71
3/19/2021	350,000	Performance Options	$ 7.40	$ 4.71
3/19/2021	75,988	Restricted Stock Units	$ -	$ -
	2,659,900

The allocation of employee stock-based compensation expense by functional area for the three months ended March 31,  2021 and 2020 was as follows:

	Three Months Ended
	March 31,
(in thousands)	2021	2020
Cost of revenue	$31	$23
Research and development	25	—
Sales and marketing	139	37
General and administrative	190	201
Total	$385	$261

5.   LOSS PER SHARE

The Company calculates basic loss per share using the weighted average number of shares of Aspira common stock outstanding during the period. Because the Company is in a net loss position, diluted loss per share is calculated using the weighted average number of shares of Aspira common stock outstanding and excludes the effects of 10,514,070 and 12,543,364 potential shares of Aspira common stock as of March 31,  2021 and 2020, respectively, that are anti-dilutive. Potential shares of Aspira common stock include incremental shares of Aspira common stock issuable upon the exercise of outstanding warrants, stock options and unvested restricted stock units.

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

•

our plan to broaden our commercial focus from ovarian cancer to differential diagnosis of women with a range of gynecological disorders, including additional pelvic disease conditions such as endometriosis, in addition to genetics risk assessment, including, breast and ovarian cancer hereditary risk assessment and carrier screening;

•	our planned business strategy and strategic business drivers and the anticipated effects thereof;
•	plans to commercialize OVA1, OVERA, OVA1plus, Aspira GenetiX, OVASight, EndoCheck, OVAInherit and Aspira Synergy on a global level;
•

plans to develop new algorithms, molecular diagnostic tests, products and tools and otherwise expand our product offerings, including plans to develop a product using genetics, proteins and other modalities to assess the risk of developing cancer when carrying a pathogenic variant associated with hereditary breast and ovarian cancer that is difficult to detect through a diagnostic test;

•	Plans and timeline to establish payer coverage for OVERA, Aspira GenetiX, OVASight, EndoCheck and OVAInherit separately and expand coverage for OVA1;
•

intentions to address clinical questions related to early disease detection, treatment response, monitoring of disease progression, prognosis and other issues in the fields of oncology and women’s health;

•	anticipated efficacy of our products, product development activities and product innovations, including our ability to improve sensitivity and specificity over traditional diagnostic biomarkers;
•	expected competition in the markets in which we compete;
•	plans with respect to ASPiRA LABS, including plans to expand ASPiRA LABS’ testing capabilities;
•	plans to add a genetics laboratory to our Connecticut office;
•	expectations regarding future services provided by Quest Diagnostics Incorporated;
•	plans to develop informatics products and develop and perform laboratory developed tests (“LDTs”);
•	plans to develop a race and / or ethnicity-specific pelvic mass risk assessment;
•	expectations regarding existing and future collaborations and partnerships for our products, including plans to enter into decentralized arrangements for our Aspira Synergy product;
•	plans regarding future publications;

•

our ability to continue to comply with applicable governmental regulations, expectations regarding pending regulatory submissions and plans to seek regulatory approvals for our tests within the United States and internationally, as applicable;

•	our continued ability to expand and protect our intellectual property portfolio;
•	anticipated liquidity, capital requirements and future losses;
•	expectations regarding raising capital and the amount of financing anticipated to be required to fund our planned operations;
•	expectations regarding the results of our clinical utility studies and our ability to recruit patients to participate in such studies;
•	our ability to use our net operating loss carryforwards and anticipated future tax liability under U.S. federal and state income tax legislation;
•	expected market adoption of our diagnostic tests, including OVA1, OVERA, OVA1plus and Aspira GenetiX;
•	expectations regarding our ability to launch new products we develop, license, co-market or acquire;
•	expectations regarding the size of the markets for our products;
•	expectations regarding reimbursement for our products, and our ability to obtain such reimbursement, from third-party payers such as private insurance companies and government insurance plans;
•	plans to use AbbVie Inc. serum samples in EndoCheck product validation studies;
•	expectations regarding the wind down of our ASPiRA IVD, Inc. subsidiary and future service revenue;
•	expectations in leveraging telehealth, including for the development of a process for patients to access Aspira GenetiX testing directly;
•	expected target launch date for OVASight;
•	Plans with respect to EndoCheck whether or not the FDA designates it a Breakthrough Device; and
•	expectations regarding the impacts resulting from or attributable to the COVID-19 pandemic and actions taken to contain it.

Forward-looking statements are subject to significant risks and uncertainties, including those discussed in Part I Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2020, that could cause actual results to differ materially from those projected in such forward-looking statements due to various factors, including impacts resulting from or relating to the COVID-19 pandemic and actions taken to contain it; expectations regarding the forgiveness of the PPP Loan, anticipated use of capital and its effects; our ability to increase the volume of our product sales; failures by third-party payers to reimburse for our products and services or changes to reimbursement rates; our ability to continue developing existing technologies and to develop, protect and promote our proprietary technologies; plans to develop and perform LDTs; our ability to comply with Food and Drug Administration (“FDA”) regulations that relate to our products and to obtain any FDA clearance or approval required to develop and commercialize medical devices; our ability to develop and commercialize additional diagnostic products and achieve market acceptance with respect to these products; our ability to compete successfully; our ability to obtain any regulatory approval required for our future diagnostic products; or our suppliers’ ability to comply with FDA requirements for production, marketing and post-market monitoring of our products; our ability to maintain sufficient or acceptable supplies of immunoassay kits from our suppliers; in the event that we succeed in commercializing our products outside the United States, the political, economic and other conditions affecting other countries; changes in healthcare policy; our ability to comply with environmental laws; our ability to comply with the additional laws and regulations that apply to us in connection with the operation of ASPiRA LABS; our ability to use our net operating loss carryforwards; our ability to use intellectual property directed to diagnose biomarkers; our ability to successfully defend our proprietary technology against third parties; our ability to obtain licenses in the event a third party successfully asserts proprietary rights; the liquidity and trading volume of our common stock; the concentration of ownership of our common stock; our ability to retain key employees; our ability to secure additional capital on acceptable terms to execute our business plan; business interruptions; the effectiveness and availability of our information systems; our ability to integrate and achieve anticipated results from any acquisitions or strategic alliances; future litigation against us, including infringement of intellectual property and product liability exposure; and additional costs that may be required to make further improvements to our manufacturing operations.

Overview

Our core mission is to transform the state of women’s health, globally, starting with ovarian cancer.    We aim to eradicate late-stage detection of ovarian  cancer and to ensure that all our solutions will meet the needs of women of all ages, races, ethnicities and stages of the disease.   Our core patient goal is to develop a lifelong relationship with each patient, ensuring each woman has access to the best-in-class diagnostics.

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

We currently market and sell the following products and related services: (1) OVA1, a blood test designed to, in addition to a physician’s clinical assessment of a woman with a pelvic mass, identify women who are at high-risk of having a malignant ovarian tumor prior to planned surgery; (2) OVERA, a second-generation biomarker panel intended to maintain OVA1’s high sensitivity while improving specificity; (3) OVA1plus, a reflex offering which uses OVA1 and OVERA as a confirmation for OVA1 intermediate range results and leverages the strengths of OVA1’s Multivariate Index Assay (“MIA”) sensitivity and OVERA’s (MIA2G) specificity and as a result reduces false elevations by over 40%; (4) Aspira GenetiX, a genetic test for gynecologic cancer risk, with a core focus on female reproductive cancers, including breast, ovarian, endometrial, uterine and cervical cancers; and (5) Aspira Synergy, our new decentralized platform and cloud service technology, which we plan to house our algorithms for decentralized global access. We plan to make OVA1, OVERA, OVA1plus and Aspira GenetiX available through Aspira Synergy. Our OVA1 algorithm received FDA de novo classification in September 2009, and our OVERA algorithm received FDA 501(k) clearance in March 2016. OVA1 and OVERA each use the Roche cobas 4000, 6000 and 8000 platforms for analysis of proteins. Through March 31, 2021, our product and related services revenue has been limited to revenue generated by sales of OVA1, OVA1plus and Aspira GenetiX.  In 2021, we have begun to enter into decentralized arrangements with large healthcare networks and large practices for our Aspira Synergy product.

We are developing three additional products and related services, including two diagnostic algorithms, OVASight (previously OVANex) and EndoCheck, and a high-risk diagnostic algorithm, OVAInherit, for patients with or without a pelvic mass who are genetically predisposed to ovarian cancer. These products may be launched as LDTs or FDA-cleared tests.

•

OVASight is validated to confirm risk of malignancy for women with an indeterminate mass that includes not only biomarkers, but also other clinical risk factors, and potentially other diagnostics and patient history data to increase predictive value. OVASight is our third-generation risk of malignancy for ovarian cancer test and focuses on women who present with an indeterminate mass with a very low risk of cancer. In this group, women with a low risk have the potential to be sequentially monitored to a finalized classification of low-risk or high-risk. This is intended for women who are not planned for surgery.

•

EndoCheck, a blood test to be used in conjunction with other non-surgical modalities, will address the patient population of women who are experiencing moderate to severe pelvic pain and provide non- surgical confirmation that their symptoms are indicative of endometriosis. The goal of this test is to support an early diagnosis and direct appropriate medical management that potentially reduces the progression of disease. Current detection methods for endometriosis require surgery, a surgical biopsy and/or visualization. EndoCheck is intended to address this large patient population using a non-invasive solution with both the sensitivity and specificity equal to or greater than surgical biopsy and/or visualization.

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

In addition, we have reaffirmed the acceleration of the target launch date of OVASight to the fourth quarter of 2021. This test initially will allow physicians to assess benign pelvic masses with much better performing technology than CA125, and our next revision will allow a mass to be monitored over time. This new test will leverage its high negative predictive value to rule out ovarian cancer risk, as well as high positive predictive value to rule in the risk of ovarian cancer. We expect that the first review of this OVASight test will occur at the American Society of Clinical Oncology 2021 meeting, which is scheduled to be held virtually on June 4, 2021.

We ultimately plan to commercialize each of OVA1, OVERA, OVA1plus, Aspira GenetiX, OVASight, EndoCheck and OVAInherit on a global level. We currently hold CE marks for OVA1 and OVERA. In addition, each of OVA1 and OVERA, and the reflex offering, OVA1plus, will be offered on our global testing platform, which allows both tests to be deployed worldwide.

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

Recent Developments

Leadership Developments

On May 11, 2021, the Company announced the appointment of Greg Richard as Aspira’s Head of Corporate Strategy, Reimbursement and Managed Care.  Mr. Richard will be responsible for our overall corporate strategy and enhancing our blueprint for reimbursement for our current products as well as the new products and services in our robust pipeline.  In addition, he will be responsible for leading our Revenue Cycle Management and supporting the Company’s strategic business development initiatives.

In February 2021, the Company announced the appointment of Nicole Sandford to Aspira’s board of directors.  Ms. Sandford has extensive corporate governance and accounting experience from her 17 years at Deloitte, including most recently as the national managing partner for its Regulatory and Operational Risk practice.  She currently serves as Executive Vice President and Global Board Services Leader at Ellig Group, LLC, where she advises boards and senior executives on matters related to governance.

In the first quarter of 2021, we formed our own internal patient advisory board, led by our Chief Spokeswoman, Dr. Diane Powis. This board includes ovarian cancer patients and survivors whose mission is to lead how we serve and educate patients early in the process.

Business, Product and Coverage Developments

On May 12, 2021, the Company announced the execution an Aspira Synergy agreement with one of the largest women’s health networks whereby the OVA1plus testing will be performed in its laboratory with data interpretation by Aspira.  The health network employs 300+ physicians and is responsible for 500,000 patient visits per year.

On May 12, 2021, we announced the initiation of a large prospective study with The Feinstein Institutes for Medical Research, the science arm of Northwell Health, the largest private healthcare provider in New York State.  Northwell Health treats over 2 million patients annually and employs over 16,000 credentialled physicians. The study will further support longitudinal studies for the use of OVASight as a serial monitoring test for high-risk women predisposed for hereditary ovarian cancer.

The FDA’s Breakthrough Devices Program provides patients and health care providers with timely access to medical devices and device-led combination products that provide for more effective treatment or diagnosis of life-threatening or irreversibly debilitating diseases or conditions by speeding up their development, assessment and review.  In the first quarter of 2021, we submitted to the FDA a Breakthrough Device designation request with respect to EndoCheck, and we have been in communications with the FDA regarding our request and [we plan?] to update the submission based on the guidance we have received thus far.  There is no assurance that the FDA will grant our request for EndoCheck to be designated as a Breakthrough Device.  If our device is granted a Breakthrough Device designation in the next six months, we plan to move forward with interacting with the FDA through a variety of options including sprint discussions, a request for a discussion on a data development plan, and a request for clinical protocol agreement, and any final submission will be a de novo submission. If the FDA denies our request for a Breakthrough Device designation in the next six months, we plan to proceed with a LDT.

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

In the first quarter of 2021, we are continuing to increase our investment in research and development, and one of our key investments is our efforts on closing the racial and ethnic  gap in women’s healthcare specific to the diagnostic accuracy of ovarian cancer detection.  We have five active sites enrolled in our disparity clinical study; the most recent addition was Wayne State University in Detroit, Michigan as our first National Cancer Institute site.

In the first quarter of 2021, we submitted an abstract to the American Society for Clinical Oncology for their early June 2021 conference, and will be publishing both the analytical and clinical validation findings in the third quarter of 2021.

In the first quarter of 2021, we announced coverage by New York State Medicaid – one of the larger Medicaid populations in the U.S., covering 33% of the population in the state. This brought our total covered lives to approximately 179M or 54% of the U.S. population as of April 1, 2021.

In the first quarter of 2021, we presented at a Congressional Briefing “Advancing Health Outcomes for Women and Minorities.”  We delivered a call to action for OVA1 as the standard of care for ovarian cancer risk assessment for Caucasian and non-Caucasian women and the need for funding large race and ethnicity-based trials.

COVID-19 Pandemic

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China. The novel coronavirus has since spread to over 100 countries, including every state in the United States. On March 11, 2020, the World Health Organization declared COVID-19, the disease caused by the novel coronavirus, a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to the coronavirus outbreak. This outbreak has severely impacted global economic activity, and many countries and many states in the United States have reacted to the outbreak by instituting quarantines, mandating business and school closures and restricting travel. Patient enrollment for our planned research studies has been lower due to the impact of closures and restricted travel, which has led to delays in the completion of such studies. Our commercial efforts to enter into decentralized arrangements with large healthcare networks and supergroups have continued to move forward. However, finalization of such deals have been slowed by the pandemic. In addition, many conventions and industry conferences have been cancelled.

As a result of the COVID-19 pandemic and actions taken to contain it, the majority of our non-laboratory employees have been working remotely since March 2020, and we expect that they will continue to do so until the number of daily COVID-19 cases in the areas surrounding our offices consistently level off or declines.  In terms of business continuity, our lab operations require on site essential employees. As previously disclosed, we have put in place staffing and reagent contingency plans to ensure there is no down time at our lab. We believe the lab could continue to operate in the event any isolated infection were to impact a portion of the workforce. In addition, as of the date of the filing of this Form 10-Q, we have approximately five months of reagents, one of our key testing supplies, in stock, depending on volume of tests performed, and we are working with the manufacturer to ensure a consistent supply over the next six months.

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

In the first quarter 2021, our test volume remained relatively flat compared to the fourth quarter of 2020. Given the potential for future resurgences of COVID-19 cases and the variety of federal and state actions taken to contain them, we are unable to estimate the potential future impact of the COVID-19 pandemic on our business, results of operations or cash flows as of the date of this filing.

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

Strategy

We are focused on execution of the following core strategic business drivers in women’s pelvic mass assessment, starting with ovarian cancer diagnostics, and specialized laboratory services to build long-term value for our investors:

•	Maximizing the existing OVA1plus opportunity in the United States by actively pursuing payer coverage and commercialization of OVA1plus;
•

Expanding the distribution platform beyond the U.S. by launching OVA1plus (OVERA, a next generation biomarker panel, and OVA1 on the same platform), while building the clinical utility and health economics foundation of both OVA1 and OVERA, which we believe may allow for better domestic market penetration and international expansion;

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

In March 2021, the results of an OVA1plus study were presented as a poster at the Society of Gynecologic Oncology’s 2021 Annual Meeting on Women’s Cancer (the “SGO Meeting”). The objective of the study was to determine whether using OVERA to perform reflex testing on test results with a high OVA1 score can improve specificity in detection of malignancy in women with adnexal masses, a testing process we refer to as our OVA1plus test. These results indicate that the OVA1plus test did improve specificity in detection of ovarian cancers. Although the SGO Meeting was cancelled due to the COVID-19 pandemic, the abstract was made available on the SGO Meeting’s website.

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

Results of Operations - Three Months Ended March 31,  2021 Compared to Three Months Ended March 31,  2020

The selected summary financial and operating data of the Company for the three months ended March 31,  2021 and 2020 were as follows:

	Three Months Ended
	March 31,		Increase (Decrease)
(dollars in thousands)	2021	2020	Amount	%
Revenue:
Product	$1,416	$1,185	$231	19
Genetics	80	25	55	220
Service	-	10	(10)	-
Total revenue	1,496	1,220	276	23
Cost of revenue:
Product	648	665	(17)	(3)
Genetics	245	130	115	88
Service	-	5	(5)	-
Total cost of revenue	893	800	93	12
Gross profit	603	420	183	44
Operating expenses:
Research and development	872	395	477	121
Sales and marketing	3,108	2,115	993	47
General and administrative	2,509	1,710	799	47
Total operating expenses	6,489	4,220	2,269	54
Loss from operations	(5,886)	(3,800)	(2,086)	55
Interest income, net	(24)	8	(32)	400
Other income (expense), net	(10)	86	(96)	112
Net loss	$(5,920)	$(3,706)	$(2,214)	60

Product Revenue.  Product revenue was $1,416,000 for the three months ended March 31,  2021 compared to $1,185,000 for the same period in 2020.  Revenue for ASPiRA LABS is recognized when the OVA1, OVERA, or OVA1plus test is completed based on estimates of what we expect to ultimately realize. The 19% product revenue increase is primarily due to an increase in OVA1 average revenue per test compared to the prior year, as well as higher test volume.

The number of OVA1plus tests performed increased 3% to 3,775 OVA1plus tests during the three months ended March 31, 2021 compared to 3,654 OVA1plus tests for the same period in 2020.  We expect revenue to continue to improve in 2021 due to:   increased access to offices, patients’ return to physician visits, increased investment in our current commercial channel and new investment in our new healthcare system and Aspira Synergy commercial channels, provided that the COVID-19 pandemic does not further escalate and result in new quarantines and state closures.  The duration of the pandemic and efforts to contain it remains uncertain.

The revenue per OVA1plus test performed increased to approximately $375 compared to $324 for the same period in 2020, an increase of 16%. This increase was primarily driven by an increase in payments by contracted payers.

Genetics Revenue. Genetics revenue was $80,000 for the three months ended March 31, 2021, compared to $25,000 for the same period in 2020. Revenue for Aspira GenetiX is recognized when the Aspira GenetiX test is completed based on estimates of what we expect to ultimately realize. The 220% genetics revenue increase is primarily due to an increase in Aspira GenetiX test volume as we continued to market this product in 2021,  as well as a higher revenue per test. The revenue per test performed increased to approximately $456 compared to $230, and increase of 98%, for the same period in 2020. This increase was primarily driven by an increase in payments by contracted payers. We expect revenue to improve in 2021 due to continued commercialization investment for the Aspira GenetiX product, provided that the COVID-19 pandemic does not further escalate and result in new quarantines and state closures.  The duration of the pandemic and efforts to contain it remains uncertain.

Service Revenue.  Service revenue was $0 for the three months ended March 31,  2021 compared to $10,000 for the same period in 2020. Substantially all projects with ASPiRA IVD were finalized during 2019 and the subsidiary’s operations were largely completed. Revenue for ASPiRA IVD was recognized once certain revenue recognition criteria had been met. We do not expect to have any significant service revenue in 2021 as the IVD trial services were largely wound down in 2019. However, the Company may continue to have some future legacy IVD activity in 2021.

Cost of Revenue – Product.   Cost of product revenue was $648,000 for the three months ended March 31, 2021 compared to $665,000 for the same period in 2020, representing a decrease of $17,000, or 3%, due primarily to decreased blood draw fees.

Cost of Revenue - Genetics. Cost of genetics revenue, which consisted primarily of personnel costs and consulting expense after the launch of Aspira GenetiX, was $245,000 for the three months ended March 31, 2021 compared to $130,000 for the same period in 2020. The increase in cost represented personnel and consulting costs, as well as increase in volume as compared to the same period in 2020. We expect the cost of genetics revenue to increase in the second quarter of 2021.

Cost of Revenue - Service.   Cost of service revenue was $0 for the three months ended March 31, 2021 compared to $5,000 for the same period in 2020. These costs related to project closure support and legacy IVD contracts.

Gross Profit Margin.   Gross profit margin for OVA1plus was 54.2% for the three months ended March 31, 2021 compared to 43.9% for the same period in 2020, an increase of 10.3%.  Overall gross profit margin was 40.3% for the three months ended March 31, 2021 compared to 34.4% for the same period in 2020, an increase of 5.9%, due primarily to lower blood draw fees and consulting expenses.

Research and Development Expenses.  Research and development expenses represent costs incurred to develop our technology and carry out clinical studies, and include personnel-related expenses, regulatory costs, reagents and supplies used in research and development laboratory work, infrastructure expenses, contract services and other outside costs. Research and development expenses for the three months ended March 31, 2021 increased by $477,000, or 121%, compared to the same period in 2020. This increase was primarily due to clinical utility and product development costs related to OVASight, our third-generation product, as well as investments in bioinformatics and Aspira Synergy. We expect research and development expenses to increase in 2021, as a result of increased projects and clinical studies.

Sales and Marketing Expenses.  Our sales and marketing expenses consist primarily of personnel-related expenses, education and promotional expenses, and infrastructure expenses. These expenses include the costs of educating physicians and other healthcare professionals regarding OVA1, OVERA, OVA1plus and Aspira GenetiX. Sales and marketing expenses also include the costs of sponsoring continuing medical education, medical meeting participation, and dissemination of scientific and health economic publications. Sales and marketing expenses for the three months ended March 31, 2021 increased by $993,000, or 47%, compared to the same period in 2020. This increase was primarily due to increased personnel related and public relations costs, partially offset by lower travel costs due to the COVID-19 pandemic. We expect sales and marketing expenses to increase in 2021, due to investing in key strategic hires and product portfolio expansion, as well as the continued re-openings relating to the COVID-19 pandemic, provided that the COVID-19 pandemic does not further escalate and result in new quarantines and state closures.

General and Administrative Expenses.  General and administrative expenses consist primarily of personnel-related expenses, professional fees and other costs, including legal, finance and accounting expenses and other infrastructure expenses. General and administrative expenses for the three months ended March 31, 2021 increased by $799,000, or 47%, compared to the same period in 2020. This increase was primarily due to an increase in legal expenses of $284,000, headcount and personnel expenses of $374,000 and board of director fees of $185,000. We expect general and administrative expenses to increase in 2021 due to higher personnel costs.

Net Other Income (Expense).  Net other income (expense) for the three months ended March 31, 2021 decreased by $96,000, compared to the same period in 2020.  Other expense in the first quarter of 2021 consisted primarily of franchise taxes, whereas other income in the first quarter of 2020 consisted primarily of the stimulus check received from the U.S. Department of Health and Human Services of approximately $89,000.

Liquidity and Capital Resources

We plan to continue to expend resources selling and marketing OVA1, OVERA, OVA1plus and Aspira GenetiX and developing additional diagnostic tests and service capabilities.

On February 8, 2021, the Company completed a public offering (the “2021 Offering”), resulting in net proceeds to the Company of approximately $47.7 million, after deducting underwriting discounts and offering expenses.

On July 20, 2020, the Company completed a private placement pursuant to which certain investors purchased 3,150,000 shares of Aspira common stock at a per share price of $3.50.  Net proceeds of the private placement were approximately $10.6 million, after deducting underwriting discounts and offering expenses.

In early June 2020, we issued 2,810,338 shares of Aspira common stock upon the exercise of all of our outstanding warrants and received approximately $5.1 million in aggregate proceeds therefrom.

On May 1, 2020, the Company obtained the PPP Loan from BBVA USA in the aggregate amount of $1,005,767. The application for these funds required the Company to, in good faith, certify that the described economic uncertainty at the time made the loan request necessary to support the ongoing operations of the Company. This certification further required the Company to consider its current business activity and its ability to access other sources of liquidity sufficient to support ongoing operations in a manner that was not significantly detrimental to the business. Under the terms of the CARES Act and the PPP Loan, all or a portion of the principal amount of the PPP Loan is subject to forgiveness so long as, over the 24-week period following the Company’s receipt of the proceeds of the PPP Loan, the Company used those proceeds for payroll costs, rent, utility costs or the maintenance of employee and compensation levels. The PPP Loan, which was granted pursuant to a promissory note, matures on May 1, 2022. Any unforgiven portion of the PPP Loan bears interest at a rate of 1.000% per annum, payable monthly in equal installments commencing in August 2021.  The Company applied for forgiveness of the PPP Loan in March 2021, but there is no assurance that all or a portion of the PPP Loan will be forgiven.  The PPP Loan is subject to any new guidance and new requirements released by the Department of the Treasury.

On March 22, 2016, we entered into a loan agreement (as amended on March 7, 2018 and April 3, 2020, the “DECD Loan Agreement”) with the State of Connecticut Department of Economic and Community Development (the “DECD”), pursuant to which we may borrow up to $4,000,000 from the DECD. The loan bears interest at a fixed rate of 2.0% per annum and requires equal monthly payments of principal and interest until maturity, which occurs on April 15, 2026. As security for the loan, we have granted the DECD a blanket security interest in our personal and intellectual property. The DECD’s security interest in our intellectual property may be subordinated to a qualified institutional lender.

The loan may be prepaid at any time without premium or penalty. An initial disbursement of $2,000,000 was made to us on April 15, 2016 under the DECD Loan Agreement. On December 3, 2020, the Company received a disbursement of the remaining $2,000,000 under the DECD Loan Agreement, as we achieved the target employment milestone necessary to receive an additional $1,000,000 under the DECD Loan Agreement and the DECD determined to fund the remaining $1,000,000 under the DECD Loan Agreement after concluding that the required revenue target would likely have been achieved in the first quarter of 2020 in the absence of the impacts of COVID-19.

Under the terms of the DECD Loan Agreement, we may be eligible for forgiveness of up to $1,500,000 of the principal amount of the loan if we achieve certain job creation and retention milestones by December 31, 2022. Conversely, if we are either unable to retain 25 full-time employees with a specified average annual salary for a consecutive two-year period or does not maintain our Connecticut operations through March 22, 2026, the DECD may require early repayment of a portion or all of the loan plus a penalty of 5% of the total funded loan.  For additional information, see Note 3 of our consolidated financial statements.

The Company has incurred significant net losses and negative cash flows from operations since inception. At March 31, 2021 we had an accumulated deficit of $445,986,000 and stockholders’ equity of $52,325,000. As of March 31, 2021, we had $59,369,000 of cash and cash equivalents and $6,148,000 of current liabilities. Working capital was $55,225,000 and $12,603,000 at March 31, 2021 and December 31, 2020, respectively. There can be no assurance that we will achieve or sustain profitability or positive cash flow from operations. In addition, while we expect to grow revenue through ASPiRA LABS, there is no assurance of our ability to generate substantial revenues and cash flows from ASPiRA LABS’ operations. We expect cash from our products and services to be our only material, recurring source of cash in 2021.

Net cash used in operating activities was $5,255,000 for the three months ended March 31, 2021, resulting primarily from the net loss reported of $5,920,000, which includes non-cash items such as stock compensation expense of $489,000 and depreciation and amortization of $90,000, offset by changes in accounts payable, accrued and other liabilities of $291,000, partially offset by changes in prepaid expense of $94,000 and accounts receivable of $87,000.

Net cash used in investing activities was $41,000 and $23,000 for the three months ended March  31, 2021 and 2020, respectively, which consisted of property and equipment purchases.

Net cash provided by financing activities was $48.0 million for the three months ended March 31, 2021, which resulted primarily from the February 2021 public offering, resulting in net proceeds to the Company of approximately $47.7 million, after deducting underwriting discounts and offering expenses.  Net cash used in financing activities was $47,000 for the same period in 2020.

We expect to incur a net loss and negative cash flows from operations in 2021. The impact of the COVID-19 pandemic and actions taken to contain it on our liquidity for 2021 cannot be estimated as of the date of this filing.

However, we believe that our cash and cash equivalents will be sufficient to fund our operations for the next twelve months.

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

We have significant net operating loss (“NOL”) carryforwards as of March 31,  2021 for which a full valuation allowance has been provided due to our history of operating losses. Section 382 of the Internal Revenue Code of 1986, as amended (“Section 382”), as well as similar state provisions may restrict our ability to use our NOL credit carryforwards due to ownership change limitations occurring in the past or that could occur in the future. These ownership changes may also limit the amount of NOL credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively.

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

Off-Balance Sheet Arrangements

As of March 31,  2021, we had no off-balance sheet arrangements that are reasonably likely to have a current or future material effect on our condensed consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Per Item 305(e) of Regulation S-K, the information called for by this Item 3 is not required.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

Our senior management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31,  2021. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31,  2021, our disclosure controls and procedures were effective.

Changes in internal controls over financial reporting.

There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In the ordinary course of business, we may periodically become subject to legal proceedings and claims arising in connection with ongoing business activities. The results of litigation and claims cannot be predicted with certainty, and unfavorable resolutions are possible and could materially and adversely affect our results of operations, cash flows and financial position. In addition, regardless of the outcome, litigation could have an adverse impact on us because of defense costs, diversion of management resources and other factors. While the outcome of these proceedings and claims cannot be predicted with certainty, there are no matters, as of March 31,  2021, that, in the opinion of management, will have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 1A. RISK FACTORS

There have been no material changes to our risk factors from those disclosed under “Risk Factors” in Part I, Item 1A of our 2020 Annual Report, filed with the SEC on March 31, 2021. The risks and uncertainties described in our 2020 Annual Report are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also materially adversely affect our business, financial condition or results of operations.

ITEM 6.   EXHIBITS   The following exhibits are filed or incorporated by reference with this report as indicated below:

Exhibit		Incorporated by Reference	Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

3.1	Fourth Amended and Restated Certificate of Incorporation of Vermillion, Inc. dated January 22, 2010	8-K	000-31617	3.1	January 25, 2010
3.2	Certificate of Amendment of Fourth Amended and Restated Certificate of Incorporation, effective June 19, 2014	10-Q	001-34810	3.2	August 14, 2014
3.3	Certificate of Amendment to Fourth Amended and Restated Certificate of Incorporation of Vermillion, Inc. dated June 11, 2020	8-K	001-34810	3.1	June 11, 2020
3.4	Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock	8-K	001-34810	4.1	April 17, 2018
3.5	Amended and Restated Bylaws of Aspira Women's Health Inc., effective May 6, 2021	8-K	001-34810	3.2	May 10, 2021
10.1	Consulting Agreement, dated March 25, 2021, by and between David Schreiber and Aspira Women’s Health Inc. #					√
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					√
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					√
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					√√
101	Interactive Data Files					√

√	Filed herewith
√√	Furnished herewith
#	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aspira Women’s Health Inc.
Date: May 14, 2021	/s/ Valerie B. Palmieri
Valerie B. Palmieri President and Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)
Date: May 14, 2021	/s/ Robert Beechey
Robert Beechey Chief Financial Officer (Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)