Form 10-Q
period 2021-09-30
Aspira Women's Health Inc.
filed 2021-11-10
CIK 926617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 8, 2021, the registrant had 112,126,549 shares of common stock, par value $0.001 per share, outstanding.

ASPIRA WOMEN’S HEALTH INC.

FORM 10-Q

For the Quarter Ended September 30, 2021

The following are registered and unregistered trademarks and service marks of Aspira Women’s Health Inc.: VERMILLION®, ASPIRA WOMEN’S HEALTH™, OVA1®, OVERA®, ASPIRA LABS®, ASPIRA IVD®, OVACALC®, ASPIRA GENETIXSM,  OVA1PLUS™, OVAWATCH™,  ENDOCHECK™, OVAINHERIT™, ASPIRA SYNERGYSM,, and OVA360™.

PART I - FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

Aspira Women’s Health Inc.

Condensed Consolidated Balance Sheets

(Amounts in Thousands, Except Share and Par Value Amounts)

(Unaudited)

	September 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$44,870	$16,631
Restricted cash	250	-
Accounts receivable	1,103	865
Prepaid expenses and other current assets	828	1,077
Inventories	137	30
Total current assets	47,188	18,603
Property and equipment, net	498	583
Right-of-use assets	361	406
Other assets	-	13
Total assets	$48,047	$19,605
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,155	$1,103
Accrued liabilities	4,998	3,618
Current portion of long-term debt	200	645
Short-term debt	-	611
Lease liability	56	23
Total current liabilities	6,409	6,000
Non-current liabilities:
Long-term debt	2,768	3,477
Lease liability	366	409
Total liabilities	9,543	9,886
Commitments and contingencies (Note 3)
Stockholders’ equity:
Common stock, par value $0.001 per share, 150,000,000 shares authorized at September 30, 2021 and December 31, 2020; 112,100,049 and 104,619,876 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	112	105
Additional paid-in capital	501,159	449,680
Accumulated deficit	(462,767)	(440,066)
Total stockholders’ equity	38,504	9,719
Total liabilities and stockholders’ equity	$48,047	$19,605

See accompanying notes to the unaudited condensed consolidated financial statements.

Aspira Women’s Health Inc.

Condensed Consolidated Statements of Operations

(Amounts in Thousands, Except Share and Per Share Amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenue:
Product	$1,614	$1,217	$4,748	$3,128
Genetics	49	22	208	64
Service	3	-	5	13
Total revenue	1,666	1,239	4,961	3,205
Cost of revenue(1):
Product	694	670	2,167	1,793
Genetics	223	133	746	394
Service	-	4	-	13
Total cost of revenue	917	807	2,913	2,200
Gross profit	749	432	2,048	1,005
Operating expenses:
Research and development(2)	1,518	595	3,861	1,370
Sales and marketing(3)	5,083	2,152	12,209	6,000
General and administrative(4)	3,839	1,966	9,627	5,542
Total operating expenses	10,440	4,713	25,697	12,912
Loss from operations	(9,691)	(4,281)	(23,649)	(11,907)
Interest income (expense), net	(14)	5	(35)	14
Other income (expense), net	(2)	(11)	983	69
Net loss	$(9,707)	$(4,287)	$(22,701)	$(11,824)
Net loss per share - basic and diluted	$(0.09)	$(0.04)	$(0.20)	$(0.12)
Weighted average common shares used to compute basic and diluted net loss per common share	112,077,133	103,200,612	110,904,824	99,555,194
Non-cash stock-based compensation expense included in cost of revenue and operating expenses:
(1) Cost of revenue	$50	$20	$137	$73
(2) Research and development	115	16	235	17
(3) Sales and marketing	367	31	843	116
(4) General and administrative	646	343	1,734	915

See accompanying notes to the unaudited condensed consolidated financial statements.

Aspira Women’s Health Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(Amounts in Thousands, Except Share Amounts)

(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2020	104,619,876	$105	$449,680	$(440,066)	$9,719
Net loss	-	-	-	(5,920)	(5,920)
Common stock issued in conjunction with exercise of stock options	196,976	-	317	-	317
Common stock issued in conjunction with public offering, net of issuance costs of $0.5 million	6,900,000	7	47,713	-	47,720
Stock-based compensation expense	-	-	489	-	489
Balance at March 31, 2021	111,716,852	$112	$498,199	$(445,986)	$52,325
Net loss	-	-	-	(7,074)	(7,074)
Common stock issued in conjunction with exercise of stock options	305,090	-	304	-	304
Common stock issued for restricted stock awards	36,092	-	267	-	267
Common stock issued in conjunction with public offering, net of issuance costs	-	-	1	-	1
Stock-based compensation expense	-	-	1,015	-	1,015
Balance at June 30, 2021	112,058,034	$112	$499,786	$(453,060)	$46,838
Net loss	-	-	-	(9,707)	(9,707)
Common stock issued in conjunction with exercise of stock options	14,515	-	58	-	58
Common stock issued for restricted stock awards	27,500	-	108	-	108
Offering cost adjustment	-	-	137	-	137
Stock-based compensation expense	-	-	1,070	-	1,070
Balance at September 30, 2021	112,100,049	$112	$501,159	$(462,767)	$38,504

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2019	97,286,157	$97	$430,802	$(422,161)	$8,738
Net loss	-	-	-	(3,706)	(3,706)
Common stock issued in conjunction with exercise of stock options	2,500	-	1	-	1
Stock-based compensation expense	-	-	269	-	269
Balance at March 31, 2020	97,288,657	$97	$431,072	$(425,867)	$5,302
Net loss	-	-	-	(3,831)	(3,831)
Common stock issued in conjunction with exercise of stock options	247,625	-	295	-	295
Common stock issued for restricted stock awards	178,470	-	122	-	122
Common stock issued in conjunction with warrant exercises	2,810,338	4	5,055	-	5,059
Stock-based compensation expense	-	-	320	-	320
Balance at June 30, 2020	100,525,090	$101	$436,864	$(429,698)	$7,267
Net loss	-	-	-	(4,287)	(4,287)
Common stock issued in conjunction with exercise of stock options	277,167	-	508	-	508
Common stock issued for restricted stock awards	89,236	-	61	-	61
Common stock issued in conjunction with private placement, net of $373 in issuance costs	3,150,000	3	10,649	-	10,652
Stock-based compensation expense	-	-	349	-	349
Balance at September 30, 2020	104,041,493	$104	$448,431	$(433,985)	$14,550

See accompanying notes to the unaudited condensed consolidated financial statements.

Aspira Women’s Health Inc.

Condensed Consolidated Statements of Cash Flows

(Amounts in Thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(22,701)	$(11,824)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash lease expense	35	10
Depreciation and amortization	238	178
Stock-based compensation expense	2,949	1,121
Loss on sale and disposal of property and equipment	1	3
Forgiveness of PPP loan	(1,006)	-
Changes in operating assets and liabilities:
Accounts receivable	(238)	76
Prepaid expenses and other assets	262	248
Inventories	(107)	(20)
Accounts payable, accrued liabilities and other liabilities	821	230
Net cash used in operating activities	(19,746)	(9,978)
Cash flows from investing activities:
Purchase of property and equipment	(154)	(267)
Net cash used in investing activities	(154)	(267)
Cash flows from financing activities:
Principal repayment of DECD loan	(148)	(143)
Proceeds from issuance of common stock from exercise of stock options	679	804
Proceeds from PPP loan	-	1,006
Proceeds from exercise of warrants	-	5,059
Proceeds from private placement, net of issuance costs	-	10,652
Proceeds from public offering	48,236	-
Payment of offering costs for public offering	(378)	-
Net cash provided by financing activities	48,389	17,378
Net increase in cash, cash equivalents and restricted cash	28,489	7,133
Cash, cash equivalents and restricted cash, beginning of period	16,631	11,703
Cash, cash equivalents and restricted cash, end of period	$45,120	$18,836
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	57	27
Supplemental disclosure of noncash investing and financing activities:
Net (decrease) increase in right-of-use assets	(45)	369
Net changes in accounts payable related to capital expenditures	-	154

See accompanying notes to the unaudited condensed consolidated financial statements.

Aspira Women’s Health Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.    ORGANIZATION, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

Organization

Aspira Women’s Health Inc., formerly known as Vermillion, Inc. (“Aspira” and its wholly-owned subsidiaries are collectively referred to as the “Company”) is incorporated in the state of Delaware, and is engaged in the business of developing and commercializing diagnostic tests for gynecologic disease. The Company currently markets and sells the following products and related services: (1) OVA1, a blood test designed to, in addition to a physician’s clinical assessment of a woman with a pelvic mass, identify women who are at high-risk of having a malignant ovarian tumor prior to planned surgery; (2) OVERA, a second-generation biomarker reflex intended to maintain OVA1’s high sensitivity while improving specificity; (3) OVA1plus, a reflex offering, which uses OVA1 and OVERA as a confirmation for OVA1 intermediate range results and leverages the strengths of OVA1’s Multivariate Index Assay (“MIA”) sensitivity and OVERA’s (MIA2G) specificity and as a result reduces false elevations by over 40%; (4) Aspira GenetiX, a genetic test for hereditary gynecological cancer risk, with a core focus on female cancers, including breast, ovarian, endometrial, uterine and cervical cancers; and (5) Aspira Synergy, the Company’s new decentralized wet-lab testing platform and cloud service technology. Through September 30, 2021, the Company’s product and related services revenue was limited to revenue generated by sales of OVA1, OVA1plus and Aspira GenetiX.  The Company sells OVA1 and OVA1plus through Aspira’s wholly-owned Clinical Laboratory Improvement Amendments of 1988 (“CLIA”) certified clinical laboratory, Aspira Labs, Inc. (“ASPiRA LABS”). In 2021, the Company began to enter into decentralized arrangements with large healthcare networks and large practices for its Aspira Synergy product. The Company has entered into four technology transfer agreements since the launch of Aspira Synergy. Two of the agreements are with two of the nation’s largest and leading independent women’s healthcare groups.  The other two agreements are with two independent laboratories providing services across five states.

Liquidity

The Company has incurred significant net losses and negative cash flows from operations since inception, and as a result has an accumulated deficit of approximately $462,767,000. The Company also expects to incur a net loss and negative cash flows from operations for the remainder of 2021.

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

As a result of the COVID-19 pandemic and actions taken to contain it, the Company’s test volume, and resulting revenue, decreased significantly in late March and the full month of April 2020 as fewer patients visited their physicians and elective surgeries were postponed as a result of closures. The Company saw some increases in its test volume towards the latter half of the second quarter and in the third quarter of 2020, and test volume trended back to pre-COVID-19 levels during the late third quarter 2020 through the first quarter 2021. We began exceeding pre-COVID-19 levels starting in the first half of the second quarter of 2021 but began trending down in the latter half of the second quarter of 2021 as physician offices had fewer patient visits. In addition, during the third quarter of 2021, the Company experienced additional restrictions to doctor offices in key states such as Michigan, Florida, New York and Kentucky when compared to the second quarter 2021. In order to reduce the impact of limitations on visiting physician offices due to closures and quarantines, the Company implemented other mechanisms for reaching physicians such as virtual sales representative meetings, Key Opinion Leader presentations, and increased digital sales and marketing. Enrollment for clinical research studies has been slower than originally planned due to the impact of clinic closures and patients not seeking medical care in some states. The full impact of the COVID-19 pandemic continues to evolve as of the date of this filing. As a result, the Company is unable to estimate the extent of the impact of the COVID-19 pandemic on its operations or liquidity.

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

As discussed in Note 4, on February 8, 2021, the Company completed a public offering (the “2021 Offering”) resulting in net proceeds of approximately $47,900,000, after deducting underwriting discounts and offering expenses.

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

The Company also reviews its patient account population and determines an appropriate distribution of patient accounts by payer (i.e., Medicare, patient pay, other third-party payer, etc.) into portfolios with similar collection experience. The Company has elected this practical expedient that, when evaluated for collectability, results in a materially consistent revenue amount for such portfolios as if each patient account were evaluated on an individual contract basis. During the period ended September 30, 2021, there were no adjustments to estimates of variable consideration to derecognize revenue for services provided in a prior period. There were no impairment losses on accounts receivable recorded during the periods ended September 30, 2021 and 2020.

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

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board issued Accounting Standard Update No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This update changes the impairment model from the currently used incurred loss methodology to an expected loss methodology, which will result in the more timely recognition of losses. The ASU 2016-13 is scheduled to be effective in 2023 for smaller reporting companies. The Company is currently assessing the impact of this standard on its consolidated financial statements.

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

Long-term debt consisted of the following:

	September 30,	December 31,
	2021	2020
(in thousands)
DECD loan, net of issuance costs	$2,968	$3,116
PPP loan	-	1,006
Total debt	2,968	4,122
Less: Current portion, net of issuance costs	(200)	(645)
Total long-term debt, net of issuance costs	$2,768	$3,477

As of September 30, 2021, the annual amounts of future minimum principal payments due under the Company’s contractual obligation are shown in the table below. Unamortized debt issuance costs for the DECD loan were $16,000.

	Payments Due by Period
(in thousands)	Total	2021	2022	2023	2024	2025	Thereafter
DECD Loan	$2,984	$51	$204	$406	$452	$461	$1,410
Total	$2,984	$51	$204	$406	$452	$461	$1,410

Insurance Notes

During 2020 and 2019, the Company entered into insurance promissory notes for the payment of insurance premiums at an interest rate of 3.88% and 4.49% respectively, with an aggregate principal amount outstanding of approximately $0 and $611,000 as of September 30, 2021 and December 31, 2020, respectively. These notes were payable in ten monthly installments with a maturity date of October 1, 2021.

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

The expense associated with these operating leases for the three and nine months ended September 30, 2021 and 2020 is shown in the table below (in thousands).

		Three Months Ended September, 30
Lease Cost	Classification	2021	2020
Operating rent expense
	Cost of revenue	$14	$13
	Research and development	13	9
	Sales and marketing	8	8
	General and administrative	16	15
Variable rent expense
	Cost of revenue	$8	$8
	Research and development	12	4
	Sales and marketing	11	12
	General and administrative	16	17

		Nine Months Ended September, 30
Lease Cost	Classification	2021	2020
Operating rent expense
	Cost of revenue	$42	$41
	Research and development	35	29
	Sales and marketing	25	16
	General and administrative	51	39
Variable rent expense
	Cost of revenue	$23	$19
	Research and development	25	11
	Sales and marketing	30	34
	General and administrative	46	45

Based on the Company’s leases as of September 30, 2021, the table below sets forth the approximate future lease payments related to operating leases with initial terms of one year or more (in thousands).

2021	$22
2022	95
2023	106
2024	116
2025	124
2026	64
Total Operating Lease Payments	527
Less: Interest	(105)
Present Value of Lease Liabilities	$422

Weighted-average lease term and discount rate were as follows:

Weighted-average remaining lease term (in years)	4.7
Weighted-average discount rate	9.34%

Non-cancelable Royalty Obligations

The Company is a party to an amended research collaboration agreement with The Johns Hopkins University School of Medicine under which the Company licenses certain of its intellectual property directed at the discovery and validation of biomarkers in human subjects, including but not limited to clinical application of biomarkers in the understanding, diagnosis and management of human disease. Under the terms of the amended research collaboration agreement, Aspira is required to pay the greater of 4% royalties on net sales of diagnostic tests using the assigned patents or annual minimum royalties of $57,500. Royalty expense for the three months ended September 30, 2021 and 2020 totaled $65,000 and $48,000, respectively, and royalty expense for the nine months ended September 30, 2021 and 2020 totaled $190,000 and $124,000, respectively, as recorded in cost of revenue in the condensed consolidated statements of operations.

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

Under the 2021 Underwriting Agreement, the Company granted the 2021 Underwriters an option to purchase up to an additional 900,000 shares of Aspira common stock at the public offering price, less the underwriting discount of $0.4875 per share.  On February 5, 2021, the 2021 Underwriters notified the Company that they were exercising this option in connection with the closing of the 2021 Offering. The 2021 Offering, including the additional 900,000 shares of Aspira common stock, closed on February 8, 2021 and resulted in net proceeds to the Company of approximately $47.9 million, after deducting underwriting discounts and offering expenses.

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

Subject to the terms and conditions of the 2019 Plan, the initial number of shares authorized for grants under the 2019 Plan is 10,492,283. To the extent an equity award granted under the 2019 Plan expires or otherwise terminates without having been exercised or paid in full, or is settled in cash, the shares of common stock subject to such award will become available for future grant under the 2019 Plan. As of September 30, 2021, 10,514,967 shares of Aspira common stock were subject to outstanding stock options, and 14,374 shares of Aspira common stock were subject to unvested restricted stock awards and a total of 3,501,145 shares of Aspira common stock were reserved for issuance under the 2019 Plan.

Stock-Based Compensation

During the three months ended March 31, 2021, the Company granted the following awards under the 2019 Plan:

Grant Date	Number of Shares	Type of Award	Exercise Price / Share	Fair Value / Share
1/28/2021	262,000	Options	$ 7.79	$ 4.95
3/19/2021	1,971,912	Options	$ 7.40	$ 4.71
3/19/2021	350,000	Performance Options	$ 7.40	$ 4.71
3/19/2021	75,988	Restricted Stock Units	$ -	$ -
	2,659,900

During the three months ended June 30, 2021, the Company granted the following awards under the 2019 Plan:

Grant Date	Number of Shares	Type of Award	Exercise Price	Fair Value / Share
5/6/2021	210,720	Options	$ 4.92	$ 3.13
5/6/2021	423	Restricted Stock Units	$ -	$ -
6/24/2021	313,502	Options	$ 5.90	$ 3.73
6/24/2021	330	Restricted Stock Units	$ -	$ -
	524,975

During the three months ended September 30, 2021, the Company granted the following awards under the 2019 Plan:

Grant Date	Number of Shares	Type of Award	Exercise Price	Fair Value / Share
8/19/2021	48,000	Options	$ 3.52	$ 2.22
9/30/2021	389,000	Options	$ 3.25	$ 2.05
	437,000

The allocation of employee stock-based compensation expense by functional area for the three and nine months ended September 30, 2021 and 2020 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2021	2020	2021	2020
Cost of revenue	$44	$18	$122	$66
Research and development	113	15	231	16
Sales and marketing	350	31	815	111
General and administrative	445	228	1,236	722
Total	$952	$292	$2,404	$915

5.    LOSS PER SHARE

The Company calculates basic loss per share using the weighted average number of shares of Aspira common stock outstanding during the period. Because the Company is in a net loss position, diluted loss per share is calculated using the weighted average number of shares of Aspira common stock outstanding and excludes the effects of 10,529,341 and 8,451,788 potential shares of Aspira common stock as of September 30, 2021 and 2020, respectively, that are anti-dilutive. Potential shares of Aspira common stock include incremental shares of Aspira common stock issuable upon the exercise of stock options and unvested restricted stock units.

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

•plans to commercialize OVA1, OVERA, OVA1plus, Aspira GenetiX, OVASight (now known as OVAWatch), EndoCheck, OVAInherit and Aspira Synergy on a global level;

•plans to develop new algorithms, molecular diagnostic tests, products and tools and otherwise expand our product offerings, including plans to develop a product using genetics, proteins and other modalities to assess the risk of developing cancer when carrying a pathogenic variant associated with hereditary breast and ovarian cancer that is difficult to detect through a diagnostic test;

•plans and timeline to establish payer coverage for OVERA, Aspira GenetiX, OVAWatch, EndoCheck and OVAInherit separately and expand coverage for OVA1;

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

•FDA oversight changes of LDT’s;

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

•expectations regarding the results of our clinical research studies and our ability to recruit patients to participate in such studies;

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

•plans to use each of AbbVie Inc. serum samples and ObsEva S.A. plasma samples in EndoCheck product validation studies;

•expectations regarding the wind down of our ASPiRA IVD, Inc. subsidiary and future service revenue;

•expectations in leveraging telehealth, including for the development of a process for patients to access Aspira GenetiX testing directly;

•plans with respect to EndoCheck whether or not the FDA designates it a Breakthrough Device;

•expected target launch date for OVAWatch and Endocheck;

•compliance with federal and state laws and regulations relating to billing arrangements conducted in coordination with physician owned laboratories;

• effectiveness of our efforts to advocate for legislation and professional society guidelines to broaden access to our products and services; and

•expectations regarding the impacts resulting from or attributable to the COVID-19 pandemic and actions taken to contain it.

Forward-looking statements are subject to significant risks and uncertainties, including those discussed in Part I Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2020, as supplemented by the section entitled “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 (“Second Quarter 2021 Form 10-Q”) that could cause actual results to differ materially from those projected in such forward-looking statements due to various factors, including impacts resulting from or relating to the COVID-19 pandemic and actions taken to contain it; anticipated use of capital and its effects; our ability to increase the volume of our product sales; failures by third-party payers to reimburse for our products and services or changes to reimbursement rates; our ability to continue developing existing technologies and to develop, protect and promote our proprietary technologies; plans to develop and perform LDTs; our ability to comply with Food and Drug Administration (“FDA”) regulations that relate to our products and to obtain any FDA clearance or approval required to develop and commercialize medical devices; our ability to develop and commercialize additional diagnostic products and achieve market acceptance with respect to these products; our ability to compete successfully; our ability to obtain any regulatory approval required for our future diagnostic products; or our suppliers’ ability to comply with FDA requirements for production, marketing and post-market monitoring of our products; our ability to maintain sufficient or acceptable supplies of immunoassay kits from our suppliers; in the event that we succeed in commercializing our products outside the United States, the political, economic and other conditions affecting other countries; changes in healthcare policy; our ability to comply with environmental laws; our ability to comply with the additional laws and regulations that apply to us in connection with the operation of ASPiRA LABS; our ability to use our net operating loss carry forwards; our ability to use intellectual property directed to diagnose biomarkers; our ability to successfully defend our proprietary technology against third parties; our ability to obtain licenses in the event a third party successfully asserts proprietary rights; the liquidity and trading volume of our common stock; the concentration of ownership of our common stock; our ability to retain key employees; our ability to secure additional capital on acceptable terms to execute our business plan; business interruptions; the effectiveness and availability of our information systems; our ability to integrate and achieve anticipated results from any acquisitions or strategic alliances; future litigation against us, including infringement of intellectual property and product liability exposure; and additional costs that may be required to make further improvements to our manufacturing operations.

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

Our plan is to broaden our commercial focus from ovarian cancer to differential diagnosis of women with a range of gynecological disorders. We plan to continue commercializing our new generation of technology as well as our decentralized technology transfer service platform. We also intend to raise public awareness regarding the diagnostic superiority of OVA1 as compared to cancer antigen 125 (“CA125”) for Black women with adnexal masses, as well as the importance of machine learning algorithm development in enriched ethic populations. We also plan to advocate for legislation and professional society guidelines that provide broad access to our products and services.

We currently market and sell the following products and related services: (1) OVA1, a blood test designed to, in addition to a physician’s clinical assessment of a woman with a pelvic mass, identify women who are at high-risk of having a malignant ovarian tumor prior to planned surgery; (2) OVERA, a second-generation biomarker reflex intended to maintain OVA1’s high sensitivity while improving specificity; (3) OVA1plus, a reflex offering which uses OVA1 and OVERA as a confirmation for OVA1 intermediate range results and leverages the strengths of OVA1’s Multivariate Index Assay (“MIA”) sensitivity and OVERA’s (MIA2G) specificity and as a result reduces false elevations by over 40%; (4) Aspira GenetiX, a genetic test for hereditary gynecologic cancer risk, with a core focus on hereditary female reproductive cancers, including breast, ovarian, endometrial, uterine and cervical cancers; and (5) Aspira Synergy, our new decentralized wet-lab testing platform and cloud service technology, which we plan to house our algorithms for decentralized global access of both protein biomarker and hereditary genetic testing. We plan to make OVA1, OVERA, OVA1plus and Aspira GenetiX available through Aspira Synergy. Our OVA1 algorithm received FDA de novo classification in September 2009, and our OVERA algorithm received FDA 501(k) clearance in March 2016. OVA1 and OVERA each use the Roche cobas 4000, 6000 and 8000 platforms for analysis of proteins. Through September 30, 2021, our product and related services revenue has been limited to revenue generated by sales of OVA1, OVA1plus and Aspira GenetiX. In 2021, we began to enter into decentralized arrangements with large healthcare networks and large practices for our Aspira Synergy product. The Company has entered into four technology transfer agreements since the launch of Aspira Synergy. Two of the agreements are with two of the nation’s largest and leading independent women’s healthcare groups incorporating more than 750 providers and more than 950,000 patients annually.  The other two agreements are with two independent laboratories providing services across five states.

We are developing three additional products and related services, including two diagnostic algorithms, OVAWatch (previously OVASight) and EndoCheck, and a high-risk diagnostic algorithm, OVAInherit, for patients with or without a pelvic mass who are genetically predisposed to ovarian cancer. These products may be launched as LDTs or FDA-cleared tests.

•OVAWatch is validated for use as a non-invasive risk assessment test used in conjunction with clinical assessment and imaging to determine ovarian cancer risk for patients with an adnexal mass. We plan to offer a future revision of this test to women in this same cohort who have a low risk of ovarian cancer and who may benefit from serially monitoring their ovarian cancer risk over time. As such, OVAWatch would be applicable to a larger population than OVA1 based on its FDA cleared indication of use. OVAWatch is currently under market and scientific review. The launch date is pending this review.

•EndoCheck, a blood test to be used in conjunction with other non-surgical modalities, will be designed to address the patient population of women who are experiencing moderate to severe pelvic pain and provide non-invasive surgical confirmation that their symptoms are indicative of endometriosis. The goal of this test is to support an early diagnosis and direct appropriate medical management that potentially reduces the progression of disease. Current detection methods for endometriosis require surgery and a surgical biopsy diagnosis and/or visualization diagnosis. EndoCheck is intended to address this large patient population using a non-invasive solution with both the sensitivity and specificity equal to or greater than surgical biopsy and/or visualization.

•OVAInherit will be designed as a high-risk diagnostic tool, intended for those patients with or without a pelvic mass who are genetically predisposed to gynecologic cancer. It will use genetics, proteins and other modalities to assess the risk of gynecologic cancers early without visible presence of cancer via traditional ultrasound methodologies. Our OVAInherit related clinical studies for each of OVANex and OVA360, launched in late 2019 and early 2020, respectively, are focused on developing a diagnostic test for the early detection of ovarian cancer.

•We ultimately plan to commercialize each of OVA1, OVERA, OVA1plus, Aspira GenetiX, OVAWatch, EndoCheck, OVAInherit and Aspira Synergy on a global level. We currently hold CE marks for OVA1 and OVERA. In addition, each of OVA1 and OVERA, and the reflex offering, OVA1plus, will be offered on our global testing platform, which allows both tests to be deployed worldwide.

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

Recent Developments

Business, Product and Coverage Developments

Our collaboration work with Dana Farber Cancer Institute/Harvard University and University of Lutdz. Phase 1 Proof of Concept is succeeding. The Phase 1 evaluation surpassed all required metrics and based on the outcome data, the Aspira Innovation Team along with the collaborators from the aforementioned institutions have begun implementing Phase 2 of the study. In Phase 2, the team is proceeding to evaluate the combined potential impact of our protein biomarker algorithms and the investigators miRNA technology in the development of this assay and platform which we believe may be a high risk screen, which we refer to as OVAInherit.

On October 7, 2021, we announced a partnership with Genoox Ltd., the world’s largest community-driven genomic data platform, to develop solutions to advance women’s health with rapid results, diagnosis, and insights. Currently, the majority of genetic sequencing information can be found across multiple databases which can limit the ability for medical professionals to access and analyze this important data. Without advanced data aggregation and analytics that inform machine learning and artificial intelligence algorithms, it is more difficult to detect early-stage diseases as well as monitor and treat patients effectively. Genoox’s global platform brings together onto a single platform information available in the public domain, allowing for the complete analysis of the data and better patient care. We plan to leverage this knowledge base to expand on our proprietary algorithm development across multiple product lines.

On July 8, 2021, the Company announced that AIM Specialty Health, which represents 50 million lives in the United States, one of the nation’s largest Laboratory Benefits Management firms owned by Anthem Blue Cross Blue Shield, published guidelines indicating that OVA1 is considered medically necessary per the test’s FDA-cleared label. This allows all Anthem and other BCBS plans to modify their own OVA1 coverage policies to reflect this coverage.

The FDA’s Breakthrough Devices Program provides patients and health care providers with timely access to medical devices and device-led combination products that provide for more effective treatment or diagnosis of life-threatening or irreversibly debilitating diseases or conditions by speeding up their development, assessment and review. In the first quarter of 2021, we submitted to the FDA a Breakthrough Device designation request with respect to EndoCheck. We have been in communications with the FDA regarding our request, and we plan to update the request based on the guidance we have received thus far regarding the need to show Endometriosis is an irreversible debilitating disease. The FDA has demonstrated interest in continuing to work with us on EndoCheck, and we plan to continue our discussions with the agency on Breakthrough Device Program designation. There is no assurance that the FDA will grant our request for EndoCheck to be designated as a Breakthrough Device. If our device is granted a Breakthrough Device designation, we plan to move forward with interacting with the FDA through a variety of options including sprint discussions, a request for a discussion on a data development plan, and a request for clinical protocol agreement, and any final submission will be a de novo submission. If the FDA denies our request for a Breakthrough Device designation by the end of 2021, we plan to proceed with a LDT. In late October, the FDA’s Center for Devices and Radiological Health issued an updated guidance for the content of Premarket Submission for Software Contained in Medical Devices, specific to “Artificial Intelligence/Machine Learnings-Based Software as a Medical Device Action Plan” which will provide a much-needed framework for our future EndoCheck devices. We are currently working to ensure our EndoCheck development process is aligned to the proposed framework.

COVID-19 Pandemic

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China. The novel coronavirus has since spread to over 100 countries, including every state in the United States. On March 11, 2020, the World Health Organization declared COVID-19, the disease caused by the novel coronavirus, a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to the coronavirus outbreak. This outbreak has severely impacted global economic activity, and many countries and many states in the United States have reacted to the outbreak by instituting quarantines, mandating business and school closures and restricting travel. Patient enrollment for our planned research studies has been lower due to the impact of closures and restricted travel, which has led to delays in the completion of such studies. Our commercial efforts to enter into decentralized arrangements with large healthcare networks and supergroups have continued to move forward. However, finalization of such arrangements has been slowed by the pandemic. In addition, many conventions and industry conferences have been cancelled.

As a result of the COVID-19 pandemic and actions taken to contain it, the majority of our non-laboratory employees had been working remotely since March 2020. In the third quarter of 2021, non-laboratory employees returned to the office a few days a week. We expect that they will continue to do so until the number of daily COVID-19/variant cases in the areas surrounding our offices consistently levels off or declines.  In terms of business continuity, our lab operations require on site essential employees. As previously disclosed, we have put in place staffing and reagent contingency plans to ensure there is no down time at our lab. We believe the lab could continue to operate in the event any isolated infection were to impact a portion of the workforce. In addition, as of the date of the filing of this Form 10-Q, we have approximately four months of reagents, one of our key testing supplies, in stock, depending on volume of tests performed, and we are working with the manufacturer to ensure a consistent supply over the next six months.

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

In the third quarter of 2021, our test volume decreased 7% compared to the second quarter of 2021, which we believe was caused by physician offices having lower level of patient visits. In addition, we experienced significant COVID-19 related access restrictions in July and August 2021 in key states such as Michigan, Florida, New York and Kentucky. In these areas, our team had a 18% reduction in test volume and a 19% reduction in physician events as a result of COVID-19 as compared to the second quarter of 2021. Given the potential for future resurgences of COVID-19 cases and the variety of federal and state actions taken to contain them, we are unable to estimate the potential future impact of the COVID-19 pandemic on our business, results of operations or cash flows as of the date of the filing of this Form 10-Q.

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

Strategy

We are focused on execution of the following core strategic business drivers in women’s pelvic mass assessment, starting with ovarian cancer diagnostics, and specialized laboratory services to build long-term value for our investors:

•Maximizing the existing OVA1plus (OVERA, a next generation biomarker reflex, and OVA1 on the same platform) opportunity in the United States by actively pursuing payer coverage and commercialization of OVA1plus;

•Expanding the distribution platform beyond the U.S. by launching OVA1plus, while building the clinical utility and health economics foundation of both OVA1 and OVERA, which we believe may allow for better domestic market penetration and international expansion;

•Finalizing clinical utility studies for OVA1 to further enhance payer coverage and reimbursement and launch clinical utility study for OVAWatch;

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

•Establishing a proprietary decentralization platform, Aspira Synergy, to allow large healthcare networks and gynecologic practices to access OVA1plus technology algorithms and genetics algorithms as a technology transfer service; and

•Working with governments, legislative bodies and advocacy groups to enhance awareness and drive policies that provide broader access to the Company’s tests.

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

In November 2016, the American College of Obstetricians and Gynecologists (“ACOG”) issued Practice Bulletin Number 174 which included OVA1, defined as the “Multivariate Index Assay”, outlining ACOG’s clinical management guidelines for adnexal mass management. Practice Bulletin Number 174 recommends that obstetricians and gynecologists evaluating women with adnexal masses who do not meet Level A criteria of a low risk transvaginal ultrasound should proceed with Level B clinical guidelines. Level B guidelines state that the physician may use risk assessment tools such as existing CA125 technology or OVA1 (“Multivariate Index Assay”) as listed in the bulletin. Based on this, OVA1 achieved parity with CA125 as a Level B clinical recommendation for the management of adnexal masses.

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

On August 10, 2021, in a special ovarian cancer edition, Diagnostics published a paper entitled “Salvaging Detection of Early-Stage Ovarian Malignancies When CA125 is Not Informative.” The paper reports that in a retrospective study of 2,305 patients, OVA1 detected over 50% of ovarian malignancies in premenopausal women that CA125 would have missed. OVA1 also correctly identified 63% of early-stage cancers missed by CA125. This paper further validates and supports OVA1’s superior early-stage detection of ovarian cancer versus the current standard of care in a large population.

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

Results of Operations - Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020

The selected summary financial and operating data of the Company for the three months ended September 30, 2021 and 2020 were as follows:

	Three Months Ended
	September 30,		Increase (Decrease)
(dollars in thousands)	2021	2020	Amount	%
Revenue:
Product	$1,614	$1,217	$397	33
Genetics	49	22	27	123
Service	3	-	3	-
Total revenue	1,666	1,239	427	34
Cost of revenue:
Product	694	670	24	4
Genetics	223	133	90	68
Service	-	4	(4)	-
Total cost of revenue	917	807	110	14
Gross profit	749	432	317	73
Operating expenses:
Research and development	1,518	595	923	155
Sales and marketing	5,083	2,152	2,931	136
General and administrative	3,839	1,966	1,873	95
Total operating expenses	10,440	4,713	5,727	122
Loss from operations	(9,691)	(4,281)	(5,410)	126
Interest income (expense), net	(14)	5	(19)	380
Other expense, net	(2)	(11)	9	82
Net loss	$(9,707)	$(4,287)	$(5,420)	126

Product Revenue. Product revenue was $1,614,000 for the three months ended September 30, 2021, compared to $1,217,000 for the same period in 2020. Revenue for ASPiRA LABS is recognized when the OVA1, OVERA, or OVA1plus test is completed based on estimates of what we expect to ultimately realize. The 33% product revenue increase is primarily due to the lower number of tests performed in 2020 due to COVID-19, as well as an increase in OVA1 average revenue per test in 2021 compared to the prior year. Partially as a result of COVID-related access restrictions during the three months ended September 30, 2021, product revenue decreased 6% sequentially during the third quarter 2021 as compared to the second quarter 2021.

The number of OVA1plus tests performed increased 19% to 4,281 during the three months ended September 30, 2021, compared to 3,596 OVA1plus tests for the same period in 2020. Revenue increased due to increased access to provider offices, patients’ return to physician visits, and increased investment in our current commercial channel. Partially as a result of COVID-related access restrictions during the three months ended September 30, 2021, the number of OVA1plus tests performed decreased 6% sequentially during the third quarter 2021 as compared to the second quarter 2021.

The revenue per OVA1plus test performed increased to approximately $377 compared to $338 for the same period in 2020, an increase of 11%. This increase was primarily driven by an increase in payments by contracted payers and a decrease in volume of patient payers, which have a lower reimbursement rate. Medicaid represents approximately 12% of volume in the three months ended September 30, 2021, at an average unit price (“AUP”) of $94. Our OVA1plus AUP without Medicaid was $410 for the three months ended September 30, 2021, compared to $362 for the three months ended September 30, 2020.

Genetics Revenue. Genetics revenue was $49,000 for the three months ended September 30, 2021, compared to $22,000 for the same period in 2020. Revenue for Aspira GenetiX is recognized when the Aspira GenetiX test is completed based on estimates of what we expect to ultimately realize. The 123% genetics revenue increase is primarily due to an increase in Aspira GenetiX test volume as we continued to market this product in 2021, as well as a higher revenue per test. The revenue per test performed increased to approximately $462 compared to $348, an increase of 33%, from the same period in 2020. This increase was primarily driven by an increase in payments by contracted payers. The duration of the pandemic and efforts to contain it remains uncertain.

Service Revenue. Service revenue was $3,000 for the three months ended September 30, 2021, compared to $0 for the same period in 2020. Substantially all projects with ASPiRA IVD were finalized during 2019 and the subsidiary’s operations were largely completed. Revenue for ASPiRA IVD was recognized once certain revenue recognition criteria had been met. We do not expect to have any significant service revenue in 2021 as the IVD trial services were largely wound down in 2019. However, the Company may continue to have some future legacy IVD activity in the fourth quarter of 2021.

Cost of Revenue – Product. Cost of product revenue was $694,000 for the three months ended September 30, 2021, compared to $670,000 for the same period in 2020, representing an increase of $24,000, or 4%, due primarily to increased test volume.

Cost of Revenue - Genetics. Cost of genetics revenue, which consisted primarily of personnel costs and consulting expense after the launch of Aspira GenetiX, was $223,000 for the three months ended September 30, 2021, compared to $133,000 for the same period in 2020. The increase in cost was due to an increase of $68,000 in personnel costs, as well as an increase in volume as compared to the same period in 2020.

Gross Profit Margin.  Gross profit margin for OVA1plus was 57.0% for the three months ended September 30, 2021, compared to 44.9% for the same period in 2020, an increase of 12.1%, and 52% for the three months ended June 30, 2021, an increase of 5.0%. The year-on-year increase was driven by volume improvement, while the decrease from the second quarter of 2021 was due to one-time costs related to a switch in kit vendors that did not recur in the third quarter of 2021. Overall gross profit margin was 45.0% for the three months ended September 30, 2021, compared to 34.9% for the same period in 2020, an increase of 10.1%, due primarily to an increase in volume covering our fixed costs.

Research and Development Expenses.  Research and development expenses represent costs incurred to develop our technology and carry out clinical studies, and include personnel-related expenses, regulatory costs, reagents and supplies used in research and development laboratory work, infrastructure expenses, contract services and other outside costs. Research and development expenses for the three months ended September 30, 2021 increased by $923,000, or 155%, compared to the same period in 2020. This increase was primarily due to clinical utility and product development costs related to OVAWatch, our third-generation product, as well as investments in bioinformatics, investments in Aspira Synergy and consulting expenses associated with EndoCheck regulatory clearance. We expect research and development expenses to increase in 2021, as a result of increased projects and clinical studies.

Sales and Marketing Expenses.  Our sales and marketing expenses consist primarily of personnel-related expenses, education and promotional expenses, and infrastructure expenses. These expenses include the costs of educating physicians and other healthcare professionals regarding OVA1, OVERA, OVA1plus and Aspira GenetiX. Sales and marketing expenses also include the costs of sponsoring continuing medical education, medical meeting participation, and dissemination of scientific and health economic publications. Sales and marketing expenses for the three months ended September 30, 2021 increased by $2,931,000, or 136%, compared to the same period in 2020. This increase was primarily due to increased personnel, recruiting costs, consulting costs, travel and entertainment expense and promotional marketing expense. We expect sales and marketing expenses to increase further in the fourth quarter of 2021, due to investing in key strategic hires and product portfolio expansion.

General and Administrative Expenses.  General and administrative expenses consist primarily of personnel-related expenses, professional fees and other costs, including legal, finance and accounting expenses and other infrastructure expenses. General and administrative expenses for the three months ended September 30, 2021 increased by $1,873,000, or 95%, compared to the same period in 2020. This increase was primarily due to increased personnel expenses, consulting expenses, as well as non cash stock compensation expenses. We expect general and administrative expenses to level off in the fourth quarter of 2021.

Results of Operations – Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

The selected summary financial and operating data of the Company for the nine months ended September 30, 2021 and 2020 were as follows:

	Nine Months Ended
	June 30,		Increase (Decrease)
(dollars in thousands)	2021	2020	Amount	%
Revenue:
Product	$4,748	$3,128	$1,620	52
Genetics	208	64	144	225
Service	5	13	(8)	(62)
Total revenue	4,961	3,205	1,756	55
Cost of revenue:
Product	2,167	1,793	374	21
Genetics	746	394	352	89
Service	-	13	(13)	-
Total cost of revenue	2,913	2,200	713	32
Gross profit	2,048	1,005	1,043	104
Operating expenses:
Research and development	3,861	1,370	2,491	182
Sales and marketing	12,209	6,000	6,209	103
General and administrative	9,627	5,542	4,085	74
Total operating expenses	25,697	12,912	12,785	99
Loss from operations	(23,649)	(11,907)	(11,742)	99
Interest income (expense), net	(35)	14	(49)	(350)
Other income, net	983	69	914	1,325
Net loss	$(22,701)	$(11,824)	$(10,877)	92

Product Revenue. Product revenue was $4,748,000 for the nine months ended September 30, 2021 compared to $3,128,000 for the same period in 2020. Revenue for ASPiRA LABS is recognized when the OVA1, OVERA, or OVA1plus test is completed based on estimates of what we expect to ultimately realize. The 52% product revenue increase is primarily due to the lower number of tests performed in 2020 due to COVID-19 closures, as well as an increase in OVA1 average revenue per test in 2021 compared to the prior year.

The number of OVA1plus tests performed increased 30% to 12,609 during the nine months ended September 30, 2021, compared to 9,708 OVA1plus tests for the same period in 2020. Revenue increased due to increased access to offices, patients’ return to physician visits, and increased investment in our current commercial channel.

The revenue per OVA1plus test performed increased to approximately $377 compared to $322 for the same period in 2020, an increase of 17%. This increase was primarily driven by an increase in payments by contracted payers and a decrease in volume of patient payers, which have a lower reimbursement rate.

Genetics Revenue. Genetics revenue was $208,000 for the nine months ended September 30, 2021, compared to $64,000 for the same period in 2020. Revenue for Aspira GenetiX is recognized when the Aspira

GenetiX test is completed based on estimates of what we expect to ultimately realize. The 225% genetics revenue increase is primarily due to an increase in Aspira GenetiX test volume as we continued to market this product in 2021, as well as a higher revenue per test. The revenue per test performed increased to approximately $478 compared to $293, an increase of 63%, for the same period in 2020. This increase was primarily driven by an increase in payments by contracted payers. The duration of the pandemic and efforts to contain it remains uncertain.

Service Revenue. Service revenue was $5,000 for the nine months ended September 30, 2021 compared to $13,000 for the same period in 2020. Substantially all projects with ASPiRA IVD were finalized during 2019 and the subsidiary’s operations were largely completed. Revenue for ASPiRA IVD was recognized once certain revenue recognition criteria had been met. We do not expect to have any significant service revenue in 2021 as the IVD trial services were largely wound down in 2019. However, the Company may continue to have some future legacy IVD activity in 2021.

Cost of Revenue – Product. Cost of product revenue was $2,167,000 for the nine months ended September 30, 2021, compared to $1,793,000 for the same period in 2020, representing an increase of $374,000, or 21%, due primarily to increased test volume.

Cost of Revenue - Genetics. Cost of genetics revenue, which consisted primarily of personnel costs and consulting expense after the launch of Aspira GenetiX, was $746,000 for the nine months ended September 30, 2021 compared to $394,000 for the same period in 2020. The increase in cost was due to $197,000 increase in personnel costs, as well as an increase in volume as compared to the same period in 2020.

Gross Profit Margin.  Gross profit margin for OVA1plus was 54.4% for the nine months ended September 30, 2021 compared to 42.7% for the same period in 2020, an increase of 11.7%. Overall gross profit margin was 41.3% for the nine months ended September 30, 2021 compared to 31.4% for the same period in 2020, an increase of 9.9%, due primarily to an increase in volume covering our fixed costs.

Research and Development Expenses.  Research and development expenses represent costs incurred to develop our technology and carry out clinical studies, and include personnel-related expenses, regulatory costs, reagents and supplies used in research and development laboratory work, infrastructure expenses, contract services and other outside costs. Research and development expenses for the nine months ended September 30, 2021 increased by $2,491,000, or 182%, compared to the same period in 2020. This increase was primarily due to clinical utility and product development costs related to OVAWatch, our third-generation product, as well as investments in bioinformatics, investments in Aspira Synergy and consulting expenses associated with EndoCheck regulatory clearance. We expect research and development expenses to increase in 2021, as a result of increased projects and clinical studies.

Sales and Marketing Expenses.  Our sales and marketing expenses consist primarily of personnel-related expenses, education and promotional expenses, and infrastructure expenses. These expenses include the costs of educating physicians and other healthcare professionals regarding OVA1, OVERA, OVA1plus and Aspira GenetiX. Sales and marketing expenses also include the costs of sponsoring continuing medical education, medical meeting participation, and dissemination of scientific and health economic publications. Sales and marketing expenses for the nine months ended September 30, 2021 increased by $6,209,000, or 103%, compared to the same period in 2020. This increase was primarily due to increased personnel related costs, travel and entertainment expense and promotional marketing expense. We expect sales and marketing expenses to increase further in the fourth quarter of 2021, due to investing in key strategic hires and product portfolio expansion.

General and Administrative Expenses.  General and administrative expenses consist primarily of personnel-related expenses, professional fees and other costs, including legal, finance and accounting expenses and other infrastructure expenses. General and administrative expenses for the nine months ended September 30, 2021 increased by $4,085,000, or 74%, compared to the same period in 2020. This increase was primarily due to increased personnel expenses of $1.6 million, consulting expenses of $562,000, recruiting expenses of $340,000, stock compensation expenses of $813,000, as well as director and officer insurance expenses of $241,000. We expect general and administrative expenses to level off in the fourth quarter of 2021.

Net Interest Expense and Other Income.  Net interest expense and other income for the nine months ended September 30, 2021 increased by $865,000 compared to the same period in 2020.  Other income in the first nine months of 2021 consisted primarily of forgiveness of the PPP Loan in the second quarter.

Liquidity and Capital Resources

We plan to continue to expend resources selling and marketing OVA1, OVERA, OVA1plus and Aspira GenetiX and developing additional diagnostic tests and service capabilities.

On February 8, 2021, the Company completed a public offering (the “2021 Offering”), resulting in net proceeds to the Company of approximately $47.9 million, after deducting underwriting discounts and offering expenses.

On July 20, 2020, the Company completed a private placement pursuant to which certain investors purchased 3,150,000 shares of Aspira common stock at a per share price of $3.50.  Net proceeds of the private placement were approximately $10.6 million, after deducting underwriting discounts and offering expenses.

In June 2020, we issued 2,810,338 shares of Aspira common stock upon the exercise of all of our outstanding warrants and received approximately $5.1 million in aggregate proceeds therefrom.

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

The Company has incurred significant net losses and negative cash flows from operations since inception. On September 30, 2021 we had an accumulated deficit of $462,767,000 and liabilities and stockholders’ equity of $48,047,000. As of September 30, 2021, we had $44,870,000 of cash, cash equivalents and restricted cash and $6,409,000 of current liabilities. Working capital was $40,779,000 and $12,603,000 at September 30, 2021 and December 31, 2020, respectively. There can be no assurance that we will achieve or sustain profitability or positive cash flow from operations. In addition, while we expect to grow revenue through ASPiRA LABS, there is no assurance of our ability to generate substantial revenues and cash flows from ASPiRA LABS’ operations. We expect revenue from our products to be our only material, recurring source of cash in 2021.

Net cash used in operating activities was $19,746,000 for the nine months ended September 30, 2021, resulting primarily from the net loss reported of $22,701,000, which includes non-cash items such as stock compensation expense of $2,949,000, PPP loan forgiveness of $1,005,767 and depreciation and amortization of $238,000, offset by changes in accounts payable, accrued and other liabilities of $821,000 and prepaid expenses and other assets of $262,000, partially offset by changes in accounts receivable of $238,000, and changes in inventory of $107,000.

Net cash used in operating activities was $9,978,000 for the nine months ended September 30, 2020, resulting primarily from the net loss reported of $11,824,000, which includes non-cash stock compensation expense of $1,121,000 and changes in depreciation and amortization of $178,000, offset by changes in prepaid expenses and other assets of $248,000, changes in accounts payable, accrued and other liabilities of $230,000, and changes in accounts receivable of $76,000.

Net cash used in investing activities was $154,000 and $267,000 for the nine months ended September 30, 2021 and 2020, respectively, which consisted of property and equipment purchases.

Net cash provided by financing activities was $48.4 million for the nine months ended September 30, 2021, which resulted primarily from the February 2021 public offering, resulting in net proceeds to the Company of approximately $47.9 million, after deducting underwriting discounts and offering expenses.

Net cash provided by financing activities was $17.4 million for the nine months ended September 30, 2020, which resulted primarily from the July 2020 private placement of $10.7 million, after deducting expense related to the private placement, the June 2020 exercise of the warrants generating approximately $5.1 million and the PPP Loan of $1.0 million in 2020.

We expect to incur a net loss and negative cash flows from operations in 2021. The impact of the COVID-19 pandemic and actions taken to contain it on our liquidity for 2021 and 2022 cannot be estimated as of the date of this filing.

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

We have significant net operating loss (“NOL”) carryforwards as of September 30, 2021 for which a full valuation allowance has been provided due to our history of operating losses. Section 382 of the Internal Revenue Code of 1986, as amended (“Section 382”), as well as similar state provisions may restrict our ability to use our NOL credit carryforwards due to ownership change limitations occurring in the past or that could occur in the future. These ownership changes may also limit the amount of NOL credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively.

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

Off-Balance Sheet Arrangements

As of September 30, 2021, we had no off-balance sheet arrangements that are reasonably likely to have a current or future material effect on our condensed consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Per Item 305(e) of Regulation S-K, the information called for by this Item 3 is not required.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

Our senior management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2021. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2021, our disclosure controls and procedures were effective.

Changes in internal controls over financial reporting.

There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

In the ordinary course of business, we may periodically become subject to legal proceedings and claims arising in connection with ongoing business activities. The results of litigation and claims cannot be predicted with certainty, and unfavorable resolutions are possible and could materially and adversely affect our results of operations, cash flows and financial position. In addition, regardless of the outcome, litigation could have an adverse impact on us because of defense costs, diversion of management resources and other factors. While the outcome of these proceedings and claims cannot be predicted with certainty, there are no matters, as of September 30, 2021, that, in the opinion of management, will have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 1A.    RISK FACTORS

There have been no material changes to our risk factors from those disclosed under “Risk Factors” in Part I, Item 1A of our 2020 Annual Report, filed with the SEC on March 31, 2021, as supplemented by the risk factor disclosed under “Risk Factors” in the Second Quarter 2021 Form 10-Q. The risks and uncertainties described in our 2020 Annual Report and the Second Quarter 2021 Form 10-Q are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also materially adversely affect our business, financial condition or results of operations.

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

Aspira Women’s Health Inc.
Date: November 10, 2021	/s/ Valerie B. Palmieri
Valerie B. Palmieri President and Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)
Date: November 10, 2021	/s/ Robert Beechey
Robert Beechey Chief Financial Officer (Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)