Form 10-Q
period 2022-06-30
Aspira Women's Health Inc.
filed 2022-08-10
CIK 926617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 5, 2022, the registrant had 112,296,388 shares of common stock, par value $0.001 per share, outstanding.

ASPIRA WOMEN’S HEALTH INC.

FORM 10-Q

For the Quarter Ended June 30, 2022

The following are registered and unregistered trademarks and service marks of Aspira Women’s Health Inc.: VERMILLIONSM, Aspira Women’s HealthSM, OVA1®, OVERA®, ASPiRA LABS®, OvaCalc®, ASPiRA GenetiXSM , OVA1PLUS®, OVAWATCHSM EndoCheck™, OVAInherit™, Aspira SynergySM,, and OVA360SM, ASPIRA IVDSM , and YOUR HEALTH, OUR PASSIONSM.

PART I - FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

Aspira Women’s Health Inc.

Condensed Consolidated Balance Sheets

(Amounts in Thousands, Except Share and Par Value Amounts)

	June 30,	December 31,
	2022	2021
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$20,480	$37,180
Accounts receivable	1,112	1,027
Prepaid expenses and other current assets	1,173	1,624
Inventories	191	174
Total current assets	22,956	40,005
Property and equipment, net	438	464
Right-of-use assets	315	346
Restricted cash	250	250
Other assets	57	14
Total assets	$24,016	$41,079
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,374	$1,501
Accrued liabilities	5,059	5,299
Current portion of long-term debt	283	201
Short-term debt	260	779
Lease liability	68	60
Total current liabilities	7,044	7,840
Non-current liabilities:
Long-term debt	2,536	2,718
Lease liability	314	349
Total liabilities	9,894	10,907
Commitments and contingencies (Note 2)
Stockholders’ equity:
Common stock, par value $0.001 per share, 150,000,000 shares authorized at June 30, 2022 and December 31, 2021; 112,296,388 and 112,138,741 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	112	112
Additional paid-in capital	503,249	501,788
Accumulated deficit	(489,239)	(471,728)
Total stockholders’ equity	14,122	30,172
Total liabilities and stockholders’ equity	$24,016	$41,079

See accompanying notes to the unaudited condensed consolidated financial statements.

Aspira Women’s Health Inc.

Condensed Consolidated Statements of Operations

(Amounts in Thousands, Except Share and Per Share Amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenue:
Product	$2,018	$1,720	$3,853	$3,136
Genetics	48	79	106	159
Total revenue	2,066	1,799	3,959	3,295
Cost of revenue(1):
Product	1,036	839	1,893	1,494
Genetics	64	264	139	502
Total cost of revenue	1,100	1,103	2,032	1,996
Gross profit	966	696	1,927	1,299
Operating expenses:
Research and development(2)	1,410	1,471	2,758	2,343
Sales and marketing(3)	3,580	4,018	8,077	7,126
General and administrative(4)	4,196	3,279	8,559	5,788
Total operating expenses	9,186	8,768	19,394	15,257
Loss from operations	(8,220)	(8,072)	(17,467)	(13,958)
Interest (expense) income, net	(10)	3	(28)	(21)
Other (expense) income, net	(13)	995	(16)	985
Net loss	$(8,243)	$(7,074)	$(17,511)	$(12,994)
Net loss per share - basic and diluted	$(0.07)	$(0.06)	$(0.16)	$(0.12)
Weighted average common shares used to compute basic and diluted net loss per common share	112,242,893	111,958,928	112,191,520	110,311,666

Non-cash stock-based compensation expense included in cost of revenue and operating expenses:
(1) Cost of revenue	$35	$54	$87	$88
(2) Research and development	53	95	49	121
(3) Sales and marketing	58	336	205	475
(4) General and administrative	464	797	1,107	1,087

See accompanying notes to the unaudited condensed consolidated financial statements.

Aspira Women’s Health Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Amounts in Thousands, Except Share Amounts)

(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2021	112,138,741	$112	$501,788	$(471,728)	$30,172
Net loss	-	-	-	(9,268)	(9,268)
Common stock issued in conjunction with exercise of stock options	3,000	-	2	-	2
Stock-based compensation expense	-	-	838	-	838
Balance at March 31, 2022	112,141,741	$112	$502,628	$(480,996)	$21,744
Net loss	-	-	-	(8,243)	(8,243)
Common stock issued in conjunction with exercise of stock options	20,000	-	11	-	11
Common stock issued for restricted stock awards	134,647	-	140	-	140
Stock-based compensation expense	-	-	470	-	470
Balance at June 30, 2022	112,296,388	$112	$503,249	$(489,239)	$14,122

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2020	104,619,876	$105	$449,680	$(440,066)	$9,719
Net loss	-	-	-	(5,920)	(5,920)
Common stock issued in conjunction with exercise of stock options	196,976	-	317	-	317
Common stock issued in conjunction with public offering, net of issuance costs	6,900,000	7	47,713	-	47,720
Stock-based compensation expense	-	-	489	-	489
Balance at March 31, 2021	111,716,852	$112	$498,199	$(445,986)	$52,325
Net loss	-	-	-	(7,074)	(7,074)
Common stock issued in conjunction with exercise of stock options	305,090	-	304	-	304
Common stock issued for restricted stock awards	36,092	-	267	-	267
Common stock issued in conjunction with public offering, net of issuance costs	-	-	1	-	1
Stock-based compensation expense	-	-	1,015	-	1,015
Balance at June 30, 2021	112,058,034	$112	$499,786	$(453,060)	$46,838

See accompanying notes to the unaudited condensed consolidated financial statements.

Aspira Women’s Health Inc.

Condensed Consolidated Statements of Cash Flows

(Amounts in Thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(17,511)	$(12,994)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash lease expense	4	32
Depreciation and amortization	128	172
Stock-based compensation expense	1,448	1,771
Loss on sale and disposal of property and equipment	3	1
Forgiveness of PPP loan	-	(1,006)
Changes in operating assets and liabilities:
Accounts receivable	(85)	(208)
Prepaid expenses and other assets	408	350
Inventories	(17)	(71)
Accounts payable, accrued liabilities and other liabilities	(855)	208
Net cash used in operating activities	(16,477)	(11,745)
Cash flows from investing activities:
Purchase of property and equipment	(105)	(136)
Net cash used in investing activities	(105)	(136)
Cash flows from financing activities:
Principal repayment of DECD loan	(131)	(99)
Proceeds from issuance of common stock from exercise of stock options	13	621
Proceeds from public offering	-	48,236
Payment of offering costs for public offering	-	(515)
Net cash (used in) provided by financing activities	(118)	48,243
Net (decrease) increase in cash, cash equivalents and restricted cash	(16,700)	36,362
Cash, cash equivalents and restricted cash, beginning of period	37,430	16,631
Cash, cash equivalents and restricted cash, end of period	$20,730	$52,993
Reconciliation to Condensed Consolidated Balance Sheet:
Cash and cash equivalents	$20,480	$52,993
Restricted cash	250	-
Unrestricted and restricted cash and cash equivalents	$20,730	$52,993
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	38	38
Supplemental disclosure of noncash investing and financing activities:
Net decrease in right-of-use assets	(31)	(30)
Forgiveness of PPP loan	-	(1,006)

See accompanying notes to the unaudited condensed consolidated financial statements.

Aspira Women’s Health Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.    ORGANIZATION, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

Organization

Aspira Women’s Health Inc., formerly known as Vermillion, Inc. (“Aspira” and its wholly-owned subsidiaries are collectively referred to as the “Company”) is incorporated in the state of Delaware, and is engaged in the business of developing and commercializing diagnostic tests for gynecologic disease. The Company currently markets and sells the following products and related services: (1) OVA1, a blood test intended as an aid to further assess the likelihood of malignancy in women with an ovarian adnexal mass for which surgery is planned when the physician’s independent clinical and radiological evaluation does not indicate malignancy; (2) OVERA, a second-generation biomarker reflex intended to maintain OVA1’s high sensitivity while improving specificity; (3) OVA1plus, a reflex offering which uses OVA1 as the primary test and OVERA as a confirmation for OVA1 intermediate range results; (4) Aspira GenetiX, a genetic test for hereditary gynecologic cancer risk, with a core focus on hereditary female reproductive cancers, including breast, ovarian, endometrial, uterine and cervical cancers; and (5) Aspira Synergy, the Company’s testing platform and cloud service for testing. The Company plans to make OVA1, OVERA, OVA1plus and Aspira GenetiX and future technology available through Aspira Synergy.  In 2021, the Company began entering into decentralized arrangements with large healthcare networks and large practices for its Aspira Synergy platform offering specialty and genetic testing solutions. Revenue from all of these sources is included in the results of operations in total revenue for the six months ended June 30, 2022.

Liquidity

As of June 30, 2022, the Company had $20,480,000 of cash and cash equivalents (excluding restricted cash of $250,000), an accumulated deficit of approximately ($489,239,000), and working capital of $15,912,000. For the six months ended June 30, 2022, the Company incurred a net loss of ($17,511,000) and used cash in operations of ($16,477,000). The Company has incurred significant net losses and negative cash flows from operations since inception and the Company also expects to continue to incur a net loss and negative cash flows from operations for 2022. There can be no assurance that the Company will achieve or sustain profitability or positive cash flow from operations.  Given the above conditions, there is substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements have been prepared on a going concern basis and do not include any adjustments that might result from these uncertainties.

The Company expects to raise capital through sources that may include public or private equity offerings, debt financings, collaborations, licensing arrangements, grants and government funding and strategic alliances. However, additional funding may not be available when needed or on terms acceptable to the Company. If the Company is unable to obtain additional capital, it may not be able to continue sales and marketing, research and development, or other operations on the scope or scale of current activity, and that could have a material adverse effect on the Company’s business, results of operations and financial condition.

On June 1, 2022, the Company received a deficiency letter from the Listing Qualifications Department of the Nasdaq Stock Market notifying the Company that, for the preceding 30 consecutive business days, the closing bid price for the Company’s common stock was below the minimum $1.00 per share requirement for continued inclusion on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Rule”). As provided in the Nasdaq rules, the Company has 180 calendar days, or until November 28, 2022, to regain compliance with the Minimum Bid Price Rule. The Company may achieve compliance during this period if the closing bid price of Aspira common stock is at least $1.00 per share for a minimum of 10 consecutive business days. If the Company fails to regain compliance on or prior to November 28, 2022, the Company may be eligible for an additional 180-calendar day compliance period. There is no assurance that the Company will be able to regain compliance by the November 28, 2022 deadline or the additional 180-calendar day extended deadline, and there is no assurance that the Company will otherwise maintain compliance with this or any of the other Nasdaq continued listing requirements.

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China. The novel coronavirus has since spread to over 100 countries, including every state in the United States. In March 2020, the World Health Organization declared COVID-19, the disease caused by the novel coronavirus, a pandemic, and the United States declared a national emergency with respect to the coronavirus outbreak. This outbreak has severely impacted global economic activity, and many countries and many states in the United States have reacted to the outbreak by instituting quarantines, mandating business and school closures and restricting travel periodically throughout the pandemic. In order to reduce the impact of limitations on visiting physician offices due to closures and quarantines, the Company implemented other mechanisms for reaching physicians such as virtual sales representative meetings, Key Opinion Leader presentations, and increased digital sales and marketing. Patient enrollment for our planned clinical research studies has been slower than originally planned due to the impact of clinic closures and patients not seeking medical care in some states, which has led to delays in the completion of such studies. Given the uncertainties associated with potential resurgences of the COVID-19 pandemic, the Company is unable to estimate the extent of the impact of the COVID-19 pandemic on its operations or liquidity.

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

The Company also reviews its patient account population and determines an appropriate distribution of patient accounts by payer (i.e., Medicare, patient pay, other third-party payer, etc.) into portfolios with similar collection experience. The Company has elected this practical expedient that, when evaluated for collectability, results in a materially consistent revenue amount for such portfolios as if each patient account were evaluated on an individual contract basis. During the period ended June 30, 2022, there were no adjustments to estimates of variable consideration to derecognize revenue for services provided in a prior period. There were no impairment losses on accounts receivable recorded during the periods ended June 30, 2022 and 2021.

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

Under the terms of the DECD Loan Agreement, the Company may be eligible for forgiveness of up to $1,500,000 of the principal amount of the loan if the Company achieves certain job creation and retention milestones by December 31, 2022. Conversely, if the Company is either unable to retain 25 full-time employees with a specified average annual salary for a consecutive two-year period or does not maintain the Company’s Connecticut operations through March 22, 2026, the DECD may require early repayment of a portion or all of the loan plus a penalty of 5% of the total funded loan. The carrying value approximates fair value, as the interest represents market prices for similar types of borrowing arrangements.

Long-term debt consisted of the following:

	June 30,	December 31,
	2022	2021
(in thousands)
DECD loan, net of issuance costs	$2,819	$2,919
Less: Current portion, net of issuance costs	(283)	(201)
Total long-term debt, net of issuance costs	$2,536	$2,718

As of June 30, 2022, the annual amounts of future minimum principal payments due under the Company’s contractual obligation are shown in the table below. Unamortized debt issuance costs for the DECD loan were $13,000. Debt related to the insurance promissory note of $260,000, as described below, is not included in the following table due to the insurance promissory note being cancelable.

	Payments Due by Period
(in thousands)	Total	2022	2023	2024	2025	2026	Thereafter
DECD Loan	$2,832	$103	$406	$452	$461	$341	$1,069
Total	$2,832	$103	$406	$452	$461	$341	$1,069

Accrued Liabilities

The following table describes the principal components of accrued liabilities on the Company’s condensed consolidated balance sheet as of:

	June 30,	December 31,
(in thousands)	2022	2021
Payroll and benefits related expenses	$2,786	$2,652
Collaboration and research agreements expenses	429	382
Professional services	1,221	1,992
Other accrued liabilities	623	273
Total accrued liabilities	$5,059	$5,299

Insurance Notes

During 2021, the Company entered into an insurance promissory note for the payment of insurance premiums at an interest rate of 3.74%, with an aggregate principal amount outstanding of approximately $260,000 and $779,000 as of June 30, 2022 and December 31, 2021, respectively. This note is payable in ten monthly installments with a maturity date of October 1, 2022 and has no financial or operational covenants.

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

The expense associated with these operating leases for the three and six months ended June 30, 2022 and 2021 is shown in the table below (in thousands).

		Three Months Ended June 30,
Lease Cost	Classification	2022	2021
Operating rent expense
	Cost of revenue	$19	$15
	Research and development	7	13
	Sales and marketing	10	6
	General and administrative	17	17
Variable rent expense
	Cost of revenue	$10	$8
	Research and development	5	9
	Sales and marketing	9	7
	General and administrative	17	14

		Six Months Ended June 30,
Lease Cost	Classification	2022	2021
Operating rent expense
	Cost of revenue	$39	$28
	Research and development	14	22
	Sales and marketing	19	17
	General and administrative	33	35
Variable rent expense
	Cost of revenue	$20	$15
	Research and development	11	13
	Sales and marketing	18	19
	General and administrative	35	30

Based on the Company’s leases as of June 30, 2022, the table below sets forth the approximate future lease payments related to operating leases with initial terms of one year or more (in thousands).

2022	$50
2023	106
2024	116
2025	124
2026	64
Total Operating Lease Payments	460
Less: Interest	(78)
Present Value of Lease Liabilities	$382

Weighted-average lease term and discount rate were as follows:

Weighted-average remaining lease term (in years)	4.0
Weighted-average discount rate	9.32%

Non-cancelable Royalty Obligations

The Company is a party to an amended research collaboration agreement with The Johns Hopkins University School of Medicine under which the Company licenses certain of its intellectual property directed at the discovery and validation of biomarkers in human subjects, including but not limited to clinical application of biomarkers in the understanding, diagnosis and management of human disease. Under the terms of the amended research collaboration agreement, Aspira is required to pay the greater of 4% royalties on net sales of diagnostic tests using the assigned patents or annual minimum royalties of $57,500. Royalty expense for the three months ended June 30, 2022 and 2021 totaled $81,000 and $69,000, respectively, and royalty expense for the six months ended June 30, 2022 and 2021 totaled $154,000 and $126,000, respectively, as recorded in cost of revenue in the condensed consolidated statements of operations.

Commercial Reorganization

During the three months ended March 31, 2022, the Company executed a commercial reorganization resulting in the separation of a number of employees. The organizational changes resulted in the recording within the condensed consolidated statement of operations in sales and marketing, research and development and general and administrative expenses of one-time severance, separation, and settlement charges of approximately $1,284,000. These amounts have been partially offset by insurance reimbursement of $523,000, of which $433,000 has been received during the six months ended June 30, 2022 and $90,000 is included in Prepaid expenses and other current assets on the condensed consolidated balance sheet as of June 30, 2022. As of June 30, 2022, remaining unpaid estimated charges in the amount of $90,000 are included in Accrued liabilities on the condensed consolidated balance sheet. The Company paid the remaining charges in July 2022, and the Company expects to be reimbursed by the insurance company within 3 months of payment.

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

2019 Stock Incentive Plan

At the Company’s 2019 annual meeting of stockholders, the Company’s stockholders approved the Vermillion, Inc. 2019 Stock Incentive Plan, the name of which was subsequently changed to the Aspira Women’s Health Inc. 2019 Stock Incentive Plan (the “2019 Plan”). The purposes of the 2019 Plan are (i) to align the interests of the Company’s stockholders and recipients of awards under the 2019 Plan by increasing the proprietary interest of such recipients in the Company’s growth and success; (ii) to advance the interests of the Company by attracting and retaining non-employee directors, officers, other employees, consultants, independent contractors and agents; and (iii) to motivate such persons to act in the long-term best interests of the Company and its stockholders. The 2019 Plan allows the Company to grant stock options, stock appreciation rights, restricted stock, restricted stock units and performance awards to participants.

Subject to the terms and conditions of the 2019 Plan, the initial number of shares authorized for grants under the 2019 Plan is 10,492,283. To the extent an equity award granted under the 2019 Plan expires or otherwise terminates without having been exercised or paid in full, or is settled in cash, the shares of common stock subject to such award will become available for future grant under the 2019 Plan. As of June 30, 2022, 10,087,299 shares of Aspira common stock were subject to outstanding stock options, and 298,500 shares of Aspira common stock were subject to unvested restricted stock awards and a total of 3,336,361 shares of Aspira common stock were reserved for issuance under the 2019 Plan.

Stock-Based Compensation

During the three months ended March 31, 2022, the Company granted the following awards under the 2019 Plan. In addition, assumptions included in the fair value per share calculations were expected terms of one to four years, one- to five-year treasury interest rates of 1.38% to 3.28% and market close prices ranging from $1.04 to $1.08. The Company recorded $334,000 in forfeitures for the three months ended March 31, 2022.

Grant Date	Number of Shares	Type of Award	Exercise Price / Share	Fair Value / Share
1/28/2022	222,000	Options	$ 1.08	$ 0.70
3/1/2022	5,000	Options	$ 1.05	$ 0.31
3/31/2022	1,706,282	Options	$ 1.04	$ 0.51
3/31/2022	269,297	Restricted Stock Units	$ -	$ -
	2,202,579

During the three months ended June 30, 2022, the Company granted the following awards under the 2019 Plan. In addition, assumptions included in the fair value per share calculations were expected terms of one to two years, one- to five-year treasury interest rates of 1.72% to 3.13% and market close prices ranging from $0.52 to $1.05. The Company recorded $109,000 in forfeitures for the three months ended June 30, 2022.

Grant Date	Number of Shares	Type of Award	Exercise Price	Fair Value / Share
4/1/2022	5,000	Options	$ 1.05	$ 0.33
5/2/2022	5,000	Options	$ 0.70	$ 0.22
5/19/2022	60,000	Options	$ 0.55	$ 0.28
6/1/2022	5,000	Options	$ 0.56	$ 0.22
6/23/2022	15,000	Options	$ 0.52	$ 0.21
6/23/2022	78,000	Options	$ 0.52	$ 0.27
6/23/2022	83,799	Options	$ 0.52	$ 0.36
6/23/2022	169,043	Restricted Stock Units	$ -	$ -
	420,842

The allocation of employee stock-based compensation expense by functional area for the three and six months ended June 30, 2022 and 2021 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2022	2021	2022	2021
Cost of revenue	$33	$48	$79	$79
Research and development	20	93	(10)	118
Sales and marketing	58	325	205	464
General and administrative	441	601	1,017	791
Total	$552	$1,067	$1,291	$1,452

4.    LOSS PER SHARE

The Company calculates basic loss per share using the weighted average number of shares of Aspira common stock outstanding during the period. Because the Company is in a net loss position, diluted loss per share is calculated using the weighted average number of shares of Aspira common stock outstanding and excludes the effects of 10,385,799 and 10,272,785 potential shares of Aspira common stock as of June 30, 2022 and 2021, respectively, that are anti-dilutive. Potential shares of Aspira common stock include incremental shares of Aspira common stock issuable upon the exercise of stock options and unvested restricted stock units.

5.    SUBSEQUENT EVENTS

On August 8, 2022, the Company entered into a sponsored research agreement with Harvard’s Dana-Farber Cancer Institute (“DFCI”), Brigham and Women’s Hospital (“BWH”), and Medical University of Lodz for the generation of a multi-omic, non-invasive diagnostic aid to identify endometriosis based on circulating microRNAs and proteins.  This collaboration is expected to accelerate the Company’s development and commercialization of future endometriosis products, such as EndoCheck. Under the terms of the agreement, payments of approximately $1.2 million will become due from the Company to the counterparties upon the achievement of certain milestones in 2022 and 2023 as follows: 68% will become payable within seven days of the execution of the agreement, 15% will become payable upon completion of certain milestones estimated to occur in the fourth quarter of 2022, and 17% will become payable upon completion of certain milestones estimated to occur in the second quarter of 2023.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995.

These statements involve a number of risks and uncertainties.  Words such as “may,” “expects,” “intends,” “anticipates,” “believes,” “estimates,” “plans,” “seeks,” “could,” “should,” “continue,” “will,” “potential,” “targeted,” “projects” and similar expressions are intended to identify such forward-looking statements.  Readers are cautioned that these forward-looking statements speak only as of the date on which this Quarterly Report on Form 10-Q is filed with the Securities and Exchange Commission (the “SEC”), and, except as required by law, Aspira Women’s Health Inc. (“Aspira” and, together with its subsidiaries, the “Company,” “we,” “our,” or “us”) does not assume any obligation to update, amend or clarify them to reflect events, new information or circumstances occurring after such date.

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

•plans to expand our existing products OVA1, OVERA, OVA1plus, Aspira GenetiX and Aspira Synergy on a global level, and to launch and commercialize our new products, OVAWatch, EndoCheck and OVAInherit;

•plans to develop new algorithms, molecular diagnostic tests, products and tools and otherwise expand our product offerings, including plans to develop a product using genetics, proteins and other modalities to assess the risk of developing cancer when carrying a pathogenic variant associated with hereditary breast and ovarian cancer that is difficult to detect through a diagnostic test;

•plans to establish payer coverage and secure contracts for current and new products, including OVA1, OVERA, OVA1plus, Aspira GenetiX, OVAWatch, EndoCheck and OVAInherit separately and expand current coverage and secure contracts for OVA1;

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

•expectations regarding existing and future collaborations and partnerships for our products, including plans to enter into decentralized arrangements for our Aspira Synergy product and provide and expand access to our risk assessment tests;

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

•anticipated liquidity and capital requirements;

•anticipated future losses and our ability to continue as a going concern;

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

•potential plans to pursue clearance designation with the FDA with respect to EndoCheck;

•expected target launch timing for OVAWatch and EndoCheck;

•expectations regarding compliance with federal and state laws and regulations relating to billing arrangements conducted in coordination with laboratories;

•plans to advocate for legislation and professional society guidelines to broaden access to our products and services;

•expectations regarding the impacts resulting from or attributable to the COVID-19 pandemic and actions taken to contain it; and

•expectations regarding the results of our academic research agreements.

Forward-looking statements are subject to significant risks and uncertainties, including those discussed in Part I Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2021, as supplemented by the section entitled “Risk Factors” in this Quarterly Report on Form 10-Q, that could cause actual results to differ materially from those projected in such forward-looking statements due to various factors, including our ability to continue as a going concern; our ability to comply with Nasdaq’s continued listing requirements; impacts resulting from or relating to the COVID-19 pandemic and actions taken to contain it; anticipated use of capital and its effects; our ability to increase the volume of our product sales; failures by third-party payers to reimburse for our products and services or changes to reimbursement rates; our ability to continue developing existing technologies and to develop, protect and promote our proprietary technologies; plans to develop and perform LDTs; our ability to comply with Food and Drug Administration (“FDA”) regulations that relate to our products and to obtain any FDA clearance or approval required to develop and commercialize medical devices; our ability to develop and commercialize additional diagnostic products and achieve market acceptance with respect to these products; our ability to compete successfully; our ability to obtain any regulatory approval required for our future diagnostic products; or our suppliers’ ability to comply with FDA requirements for production, marketing and post-market monitoring of our products; our ability to maintain sufficient or acceptable supplies of immunoassay kits from our suppliers; in the event that we succeed in commercializing our products outside the United States, the political, economic and other conditions affecting other countries; changes in healthcare policy; our ability to comply with environmental laws; our ability to comply with the additional laws and regulations that apply to us in connection with the operation of ASPiRA LABS; our ability to use our net operating loss carryforwards; our ability to use intellectual property; our ability to successfully defend our proprietary technology against third parties; our ability to obtain licenses in the event a third party successfully asserts proprietary rights; the liquidity and trading volume of our common stock; the concentration of ownership of our common stock; our ability to retain key employees; our ability to secure additional capital on acceptable terms to execute our business plan; business interruptions; the effectiveness and availability of our information systems; our ability to integrate and achieve anticipated results from any acquisitions or strategic alliances; future litigation against us, including infringement of intellectual property and product liability exposure; and additional costs that may be required to make further improvements to our laboratory operations.

Company Overview

Corporate Vision

Our core mission is to transform the state of women’s health, globally, starting with ovarian cancer. We aim to eradicate late-stage detection of ovarian cancer and to ensure that our solutions will meet the needs of women of all ages, races, ethnicities and stages of the disease. Our core patient goal is to develop a lifelong relationship with each patient, ensuring each woman has access to best-in-class risk assessment tools.

Our plan is to broaden our commercial focus from ovarian cancer to differential diagnosis of women with a range of gynecological diseases. We plan to continue commercializing our new generation of technology as well as distribute our technology through our decentralized technology transfer service platform, known as “Aspira Synergy.” We also intend to raise public awareness regarding the diagnostic superiority of OVA1plus as compared to cancer antigen 125 (“CA125”) for all women, but especially for racially diverse women with adnexal masses, as well as the importance of machine learning algorithm development in different racial and ethnic populations. We also plan to advocate for legislation and professional society guidelines to provide broad access to our products and services.

All of our products are focused on gynecologic diseases that cannot be assessed through a traditional biopsy, or can only be detected by invasive procedures in the case of endometriosis, making our non-invasive blood biopsy more efficient and patient friendly. We maintain medical and advisory support and a Key Opinion Leader Network aligned with our territories in the U.S. In addition to adding to our direct salesforce, in 2021, we added OVA1 and OVA1plus on our technology transfer platform, Aspira Synergy. In 2022, we have continued to commercialize OVA1plus by utilizing select partnerships for distribution, expanding our managed care coverage and contracts in select markets, growing our sales force, increasing adoption with our existing and new customers, and further deploying our Aspira Synergy technology transfer platform. We also plan to develop an LDT series of diagnostic algorithms. In 2021, we expanded access to our tests among Medicaid patients as part of our corporate mission to make the best care available to all women.

Throughout 2022, we have been focused on our three key initiatives: growth, innovation, and operational excellence:

•Growth. In 2022, we have continued to grow the top line in terms of both product volume and revenue. Our focus has been on OVA1plus, and, in the second half of 2022, we plan to drive OVA1plus sales volume not only through our own commercial team but also through our collaboration with BioReference Health, LLC, formerly known as BioReference Laboratories, Inc. (“BRL”). We believe Aspira GenetiX and Aspira Synergy should also contribute to increased revenue. In addition, positive trends in the tenure of our sales professionals should lead to volume growth. As of June 30, 2022, 67% of our sales professionals had been with us for more than three months and 58% had been with us for more than six months. We aim not only to increase the number of physicians ordering for the first time but also to increase repeat orders from existing physician customers.

•Innovation. Innovation is fundamental to our industry, and for us, it starts with our ovarian cancer pipeline advancement. In particular, in the third or fourth quarter this year, we plan to launch our OVAWatch product, which we believe has a total addressable market of at least three times that of OVA1plus. We also plan to accelerate the development of our EndoCheck product as we work on the discovery state for proteins and proteins plus miRNA. We are partnering with Harvard’s Dana-Farber Cancer Institute, Brigham & Women’s Hospital, and Medical University of Lodz for this diagnostic aid. In addition, we plan to continue our efforts to support research related to the impact of race on the detection of ovarian cancer. In June 2022, a manuscript arising from clinical research efforts in the Philippines, which was sponsored by the Company, was accepted for publication in the International Journal of Environmental Research and Public Health. The study focuses on the assessment of ovarian cancer risk in Filipino women.

•Operational Excellence. In the second half of 2022, we plan to achieve our cash utilization goals and focus on spend that fuels both innovation and growth. We plan to continue to hire individuals to fill key roles, especially in the commercial and research and development departments. For us, this type of commercial spend generates high returns on investment.

Our first LDT algorithm, branded as OVAWatch, focuses on monitoring women with pelvic masses. The OVAWatch manuscript, "Analytical Validation of a Deep Neural Network Algorithm for the Detection of Ovarian Cancer," has been published online in the Journal of Clinical Oncology Clinical Cancer Informatics. This study was a critical step toward the launch of OVAWatch and, as a result, we have proceeded toward finalizing the commercialization plan for OVAWatch, which will occur in two phases. Phase I is a single use point-in-time product and Phase II will allow for serial monitoring. We plan to focus on the commercial phase of OVAWatch, including driving provider adoption, during the third and fourth quarter of 2022. We believe OVAWatch has the potential to expand the addressable market by three or more times over OVA1plus.

We expect that our second LDT diagnostic algorithm, EndoCheck, will aid in the diagnosis of endometriosis. We also plan to expand our portfolio of products to include OVAInherit, which aims to identify risk of malignancy in those patients who are genetically predisposed to ovarian cancer. This algorithm will include genetics, proteins and other modalities to assess such risk.

Our Business and Products

We currently market and sell the following products and related services: (1) OVA1, a blood test intended as an aid to further assess the likelihood of malignancy in women with an ovarian adnexal mass for which surgery is planned when the physician’s independent clinical and radiological evaluation does not indicate malignancy; (2) OVERA, a second-generation biomarker reflex intended to maintain OVA1’s high sensitivity while improving specificity; (3) OVA1plus, a reflex offering which uses OVA1 as the primary test and OVERA as a confirmation for OVA1 intermediate range results and leverages the strengths of OVA1’s MIA sensitivity and OVERA’s (MIA2G) specificity and as a result reduces false elevations by over 40%; (4) Aspira GenetiX, a genetic test for hereditary gynecologic cancer risk, with a core focus on hereditary female reproductive cancers, including breast, ovarian, endometrial, uterine and cervical cancers; and (5) Aspira Synergy, our decentralized testing platform and cloud service for decentralized global access of both protein biomarker and hereditary genetic testing. We plan to make OVA1, OVERA, OVA1plus and Aspira GenetiX and future technology available through Aspira Synergy. Our OVA1 test received FDA de novo classification in September 2009. OVA1 comprises instruments, assays, reagents, and the OVACALC software, which includes a proprietary algorithm that produces a risk score. Our OVERA test, which includes an updated version of OVACALC, received FDA 510(k) clearance in March 2016. OVA1 and OVERA each use the Roche cobas 4000, 6000 and 8000 platforms for analysis of proteins.  Revenue from all of these sources is included in the results of operations in total revenue for the six months ended June 30, 2022.

In 2021, we began entering into decentralized arrangements with large healthcare networks and physician practices for our Aspira Synergy platform offering specialty and genetic testing solutions.  The modules available under Aspira Synergy include our flagship OVA1plus risk assessment and Genetics Carrier Screening. The Company has entered into four technology transfer agreements since the launch of Aspira Synergy. The first two agreements are with two of the nation’s largest and leading independent women’s healthcare groups which together include approximately 750 providers and serve approximately 950,000 patients annually.  The other agreements are with independent regional laboratories. In the fourth quarter of 2021, we launched the Aspira Synergy product with a national women’s healthcare group.

We are developing three additional products and related services, including two diagnostic algorithms, OVAWatch and EndoCheck, as well as a high-risk diagnostic algorithm, OVAInherit. These products may be launched as LDTs or FDA-cleared tests.

•OVAWatch has been developed and is validated for use in Aspira’s CLIA-certified high complexity lab as a non-invasive risk assessment test for use in conjunction with clinical assessment and imaging to determine ovarian cancer risk for patients with an adnexal mass who are not yet scheduled for surgery. The commercialization plan for OVAWatch will occur in two phases. Phase I is a single use, point-in-time risk assessment test and Phase II will allow for serial monitoring. We will focus on the commercial phase of the OVAWatch single use risk assessment test, including driving provider adoption, during the third and fourth quarter of 2022. The timing will depend on the results of a clinical validation study that we expect to complete this summer. We believe OVAWatch has the potential to significantly expand the addressable market over OVA1plus. The launch of the serial monitoring test is targeted for the second half of 2023 following the expected publication of data from the ongoing prospective serial monitoring clinical study.

•EndoCheck, an in-development non-invasive blood test to be used in conjunction with other non-surgical modalities, is designed to be an aid in the detection of endometriosis and address the patient population of women who are experiencing moderate to severe pelvic pain to provide non-invasive confirmation that their symptoms are indicative of endometriosis. The goal of this test is to support an early diagnosis and direct appropriate medical management that potentially reduces the progression of disease. Current detection methods for endometriosis require surgery and a surgical biopsy diagnosis and/or visualization diagnosis. EndoCheck is intended to address this large patient population by using a non-invasive solution with comparable sensitivity and specificity when compared to surgical biopsy and/or visualization. We expect that our research collaboration agreement with Harvard’s Dana-Farber Cancer Institute, Brigham and Women’s Hospital, and Medical University of Lodz will bolster our research and development efforts and scientific resources to accelerate commercialization of EndoCheck. Our goal is to launch EndoCheck in the second half of 2023 as an LDT.

•OVAInherit will be designed as a non-invasive high-risk diagnostic tool, intended for those patients with or without a pelvic mass who are genetically predisposed to ovarian cancer. It will use genetics, proteins and other modalities to assess the likelihood that a woman has an early-stage gynecological cancer that is not visible using traditional ultrasound methodologies, and thereby to aid in early diagnoses. Our OVAInherit related clinical studies, OVANex and OVA360, initiated in late 2019 and early 2020, respectively, are focused on developing data to support a diagnostic test for the early detection of ovarian cancer. Our collaboration work with Harvard's Dana-Farber Cancer Institute, Brigham and Women’s Hospital, and Medical University of Lodz resulted in a Phase 1 Proof of Concept evaluation, which surpassed all required metrics. Based on the outcome data, we have begun implementing Phase 2 of the study. In Phase 2, the team is evaluating the combined potential impact of our protein biomarker algorithms and the investigators’ miRNA technology in the development of this assay and platform.

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

Recent Developments

Leadership Updates

On June 23, 2022, the Company’s stockholders elected Robert Auerbach, M.D. and Ruby Sharma to the Company’s board of directors. The Company’s board of directors has appointed Dr. Robert Auerbach as a member of the Compensation Committee and Nominating and Corporate Governance Committee and has appointed Ruby Sharma as Audit Committee Chair, replacing James T. LaFrance, who stepped down as Audit Committee Chair, each effective June 23, 2022.

On July 5, 2022, Ryan Phan, Ph.D. joined the Company as Chief Operating and Scientific Officer.  Dr. Phan previously worked for CareDx where he served as Senior Vice President of Lab Services and Medical Director.

Business and Listing Updates

On June 1, 2022, the Company received a deficiency letter from the Listing Qualifications Department of the Nasdaq Stock Market notifying the Company that, for the preceding 30 consecutive business days, the closing bid price for the Company’s common stock was below the minimum $1.00 per share requirement for continued inclusion on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Rule”). As provided in the Nasdaq rules, we have 180 calendar days, or until November 28, 2022, to regain compliance with the Minimum Bid Price Rule. We may achieve compliance during this period if the closing bid price of Aspira common stock is at least $1.00 per share for a minimum of 10 consecutive business days. If we fail to regain compliance on or prior to November 28, 2022, we may be eligible for an additional 180-calendar day compliance period. There is no assurance that we will be able to regain compliance by the November 28, 2022 deadline or the additional 180-calendar day extended deadline, and there is no assurance that we will otherwise maintain compliance with this or any of the other Nasdaq continued listing requirements.

On June 4, 2022, we entered into a new, exclusive agreement with BioReference Health, LLC, formerly known as BioReference Laboratories, Inc. (“BRL”) whereby BRL will jointly sell OVA1plus along with our direct salesforce, thus expanding the scope, reach, and breadth of the combined geographic sales footprint.

On August 8, 2022, we entered into a sponsored research agreement with Harvard’s Dana-Farber Cancer Institute, Brigham and Women’s Hospital, and Medical University of Lodz for the generation of a multi-omic, non-invasive diagnostic aid to identify endometriosis based on circulating microRNAs and proteins.  This collaboration aims to develop a technology to guide medical and clinical management of women without a pelvic mass presenting with symptoms of endometriosis and to limit surgical evaluation for those cases where non-invasive tests are equivocal or in patients for whom surgical excision of endometriosis is clinically indicated. This research collaboration agreement will build on our extensive prior research and development efforts and will expand our access to appropriate samples as well as scientific resources required to accelerate the commercialization of our EndoCheck diagnostic test. We believe this agreement will help to ensure a launch of an endometriosis diagnostic test in the second half of 2023.

On June 29, 2022, we entered into a standalone agreement with Scarlet Health, an innovative mobile phlebotomy solution providing collections for Aspira’s patients from the comfort of their home.

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

4)Coupling our OVA products with an individual’s hereditary genetic risk to refine ovarian cancer risk assessment for high-risk populations; and

5)Expanding our proprietary decentralization platform, Aspira Synergy, to allow more large healthcare networks and physician practices to access OVA and Aspira GenetiX algorithms as a technology transfer service, while also obtaining access to de-identified data through these arrangements to allow us to enhance our algorithm development on a cost-effective basis.

We believe that these business drivers will contribute significantly to addressing unmet medical needs for women facing gynecologic disease and conditions and the continued development of our business.

Recent Publications

In parallel to building our OVA platform offering and our commercial deployment, we have been working on several key publications and product extensions.

The OVAWatch manuscript, "Analytical Validation of a Deep Neural Network Algorithm for the Detection of Ovarian Cancer," has been published online in the Journal of Clinical Oncology Clinical Cancer Informatics. The Company has prepared an application for a Proprietary Laboratory Analyses code with the

American Medical Association for the OVAWatch test to distinguish it from OVA1plus with an expectation that Novitas and other payers will apply the OVA1plus Centers for Medicare & Medicaid Services fee to OVAWatch, ensuring consistent coverage and pricing for both OVA products.

COVID-19 Pandemic

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China. The novel coronavirus has since spread to over 100 countries, including every state in the United States. In March 2020, the World Health Organization declared COVID-19, the disease caused by the novel coronavirus, a pandemic, and the United States declared a national emergency with respect to the coronavirus outbreak. This outbreak has severely impacted global economic activity, and many countries and many states in the United States have reacted to the outbreak by instituting quarantines, mandating business and school closures and restricting travel periodically throughout the pandemic. In order to reduce the impact of limitations on visiting physician offices due to closures and quarantines, we implemented other mechanisms for reaching physicians such as virtual sales representative meetings, Key Opinion Leader presentations, and increased digital sales and marketing. Patient enrollment for our planned clinical research studies has been slower than originally planned due to the impact of clinic closures and patients not seeking medical care in some states, which has led to delays in the completion of such studies.

Given the potential for future resurgences of COVID-19 cases and the variety of federal and state actions taken to contain them, we are unable to estimate the potential future impact of the COVID-19 pandemic on our business, results of operations or cash flows as of the date of the filing of this Form 10-Q.

In addition, as of the date of the filing of this Form 10-Q, we have approximately four months of reagents, one of our key testing supplies, in stock, depending on volume of tests performed, and we are working with the manufacturer to ensure a consistent supply over the next six months. As previously disclosed, we have put in place staffing and reagent contingency plans to ensure there is no down time at our lab. We believe the lab could continue to operate in the event any isolated infection were to impact a portion of the workforce. The full impact of the COVID-19 pandemic continues to evolve as of the date of the filing of this Form 10-Q

Critical Accounting Policies and Estimates

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

Results of Operations - Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021

The selected summary financial and operating data of the Company for the three months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended
	June 30,		Increase (Decrease)
(dollars in thousands)	2022	2021	Amount	%
Revenue:
Product	$2,018	$1,720	$298	17
Genetics	48	79	(31)	(39)
Total revenue	2,066	1,799	267	15
Cost of revenue:
Product	1,036	839	197	23
Genetics	64	264	(200)	(76)
Total cost of revenue	1,100	1,103	(3)	(0)
Gross profit	966	696	270	39
Operating expenses:
Research and development	1,410	1,471	(61)	(4)
Sales and marketing	3,580	4,018	(438)	(11)
General and administrative	4,196	3,279	917	28
Total operating expenses	9,186	8,768	418	5
Loss from operations	(8,220)	(8,072)	(148)	2
Interest (expense) income, net	(10)	3	(13)	433
Other (expense) income, net	(13)	995	(1,008)	101
Net loss	$(8,243)	$(7,074)	$(1,169)	17

Product Revenue. Product revenue was $2,018,000 for the three months ended June 30, 2022, compared to $1,720,000 for the same period in 2021. Revenue for ASPiRA LABS is recognized when the OVA1, OVERA, or OVA1plus test is completed based on estimates of what we expect to ultimately realize. The 17% product revenue increase is due to an increase in OVA1 test volume compared to the prior year, partially offset by a lower revenue average unit price (“AUP”), which decreased from $378 in the second quarter of 2021 to $373 in the second quarter of 2022. The product revenue increase was also driven by an increased volume of tests performed for higher AUP payers, such as those for Medicare and insurance carriers.

Medicaid represents approximately 12.0% of volume in the three months ended June 30, 2022, at an AUP of $90. This is compared to 12.2% of volume in the same period in 2021, at an AUP of $92. Our OVA1plus AUP without Medicaid was $414 for the three months ended June 30, 2022, compared to $417 for the same period in 2021. Product revenue increased 10% sequentially for the second quarter of 2022 as compared to the first quarter of 2022.

The number of Product tests performed increased 19% to 5,411 during the three months ended June 30, 2022, compared to 4,553 Product tests for the same period in 2021. The number of Product tests performed increased 12% sequentially during the second quarter 2022 as compared to the first quarter 2022. These increases are a result of increased access to provider offices and increased investment in our current commercial channel. We expect revenue to continue to increase in 2022 due to our investment in key salesforce hires and strategic product development.

Genetics Revenue. Genetics revenue was $48,000 for the three months ended June 30, 2022, compared to $79,000 for the same period in 2021. Revenue for Aspira GenetiX is recognized when the Aspira GenetiX test is completed based on estimates of what we expect to ultimately realize. The 39% genetics revenue decrease is primarily due to decreased volumes and decreased AUP as compared to the same period in 2021.

Cost of Revenue – Product. Cost of product revenue was $1,036,000 for the three months ended June 30, 2022, compared to $839,000 for the same period in 2021, representing an increase of $197,000, or 23%, due primarily to increased personnel costs, lab supply costs, and software license fees resulting from the increase in tests performed compared to the prior year.

Cost of Revenue – Genetics. Cost of genetics revenue, which consisted primarily of personnel costs and consulting expense after the launch of Aspira GenetiX, was $64,000 for the three months ended June 30, 2022, compared to $264,000 for the same period in 2021. The decrease in cost was due to a decrease of $111,000 in personnel costs, and a decrease in volume of tests performed as compared to the same period in 2021.

Gross Profit Margin.  Gross profit margin for OVA1plus decreased to 48.6% for the three months ended June 30, 2022, compared to 52.0% for the same period in 2021. This decrease was primarily related to increased personnel costs, lab supply costs, and software license fees.

Research and Development Expenses.  Research and development expenses represent costs incurred to develop our technology and carry out clinical studies, and include personnel-related expenses, regulatory costs, reagents and supplies used in research and development laboratory work, infrastructure expenses, contract services and other outside costs. Research and development expenses for the three months ended June 30, 2022 decreased by $61,000, or 4%, compared to the same period in 2021. Compared to the first quarter of 2022 research and development expenses increased $62,000, or 5%. This increase was primarily due to clinical validity and product development costs related to OVAWatch. We expect research and development expenses to increase in 2022, sequentially as well as relative to 2021, as a result of increased projects, clinical studies and our research collaboration agreements.

Sales and Marketing Expenses.  Our sales and marketing expenses consist primarily of personnel-related expenses, education and promotional expenses. These expenses include the costs of educating physicians and other healthcare professionals regarding OVA1, OVERA, OVA1plus and Aspira GenetiX. Sales and marketing expenses also include the costs of sponsoring continuing medical education, medical meeting participation, and dissemination of scientific and health economic publications. Sales and marketing expenses for the three months ended June 30, 2022 decreased by $438,000, or 11%, compared to the same period in 2021. This decrease was primarily due to decreased personnel, recruiting and consulting expenses. We expect sales and marketing expenses to increase sequentially in 2022 as we prepare to launch OVAWatch.

General and Administrative Expenses.  General and administrative expenses consist primarily of personnel-related expenses, professional fees and other costs, including legal, finance and accounting expenses and other infrastructure expenses. General and administrative expenses for the three months ended June 30, 2022 increased by $917,000, or 28%, compared to the same period in 2021. This increase was primarily due to increased personnel expenses of $915,000. We expect general and administrative expenses to remain relatively flat sequentially in 2022.

Results of Operations – Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

The selected summary financial and operating data of the Company for the six months ended June 30, 2022 and 2021 were as follows:

	Six Months Ended
	June 30,		Increase (Decrease)
(dollars in thousands)	2022	2021	Amount	%
Revenue:
Product	$3,853	$3,136	$717	23
Genetics	106	159	(53)	(33)
Total revenue	3,959	3,295	664	20
Cost of revenue:
Product	1,893	1,494	399	27
Genetics	139	502	(363)	(72)
Total cost of revenue	2,032	1,996	36	2
Gross profit	1,927	1,299	628	48
Operating expenses:
Research and development	2,758	2,343	415	18
Sales and marketing	8,077	7,126	951	13
General and administrative	8,559	5,788	2,771	48
Total operating expenses	19,394	15,257	4,137	27
Loss from operations	(17,467)	(13,958)	(3,509)	25
Interest (expense) income, net	(28)	(21)	(7)	33
Other (expense) income, net	(16)	985	(1,001)	(102)
Net loss	$(17,511)	$(12,994)	$(4,517)	35

Product Revenue. Product revenue was $3,853,000 for the six months ended June 30, 2022, compared to $3,136,000 for the same period in 2021. Revenue for ASPiRA LABS is recognized when the OVA1, OVERA, or OVA1plus test is completed based on estimates of what we expect to ultimately realize. The 23% product revenue increase is primarily due to an increase in OVA1 test volume compared to the prior year, partially offset by a modest decrease in AUP, which decreased from $377 in the first half of 2021 to $376 in the first half of 2022.

Medicaid represents approximately 11.8% of volume in the six months ended June 30, 2022, at an AUP of $90. This is compared to 11.7% of volume in the first half of 2021, at an AUP of $90. Our OVA1plus AUP without Medicaid was $415 for the six months ended June 30, 2022, compared to $417 for the same period in 2021.

The number of Product tests performed increased 23% to 10,257 during the six months ended June 30, 2022, compared to 8,328 Product tests for the same period in 2021. This increase was due to increased access to provider offices and increased investment in our current commercial channel.

Genetics Revenue. Genetics revenue was $106,000 for the six months ended June 30, 2022, compared to $159,000 for the same period in 2021. Revenue for Aspira GenetiX is recognized when the Aspira GenetiX test is completed based on estimates of what we expect to ultimately realize. The 33% genetics revenue decrease is primarily due to decreased volumes as compared to the same period in 2021, in addition to the AUP decreasing to $424 from $483 from the same period in 2021.

Cost of Revenue – Product. Cost of product revenue was $1,893,000 for the six months ended June 30, 2022, compared to $1,494,000 for the same period in 2021, representing an increase of $399,000, or 27%, due primarily to increased personnel costs, lab supply costs, and software license fees resulting from the increase in tests performed compared to the prior year.

Cost of Revenue – Genetics. Cost of genetics revenue, which consisted primarily of personnel costs and consulting expense after the launch of Aspira GenetiX, was $139,000 for the six months ended June 30, 2022, compared to $502,000 for the same period in 2021. The decrease in cost was due to a decrease of $219,000 in personnel costs and a decrease in volume of tests performed as compared to the same period in 2021.

Gross Profit Margin.  Gross profit margin for OVA1plus decreased slightly to 50.8% for the six months ended June 30, 2022, compared to 53.0% for the same period in 2021. This decrease was primarily related to increased personnel costs, lab supply costs, and software license fees.

Research and Development Expenses.  Research and development expenses represent costs incurred to develop our technology and carry out clinical studies, and include personnel-related expenses, regulatory costs, reagents and supplies used in research and development laboratory work, infrastructure expenses, contract services and other outside costs. Research and development expenses for the six months ended June 30, 2022 increased by $415,000, or 18%, compared to the same period in 2021. This increase was primarily due to clinical validity and product development costs related to OVAWatch, our third-generation product, as well as investments in Aspira Synergy, increased personnel expenses, associated with EndoCheck regulatory clearance and severance paid in relation to our reorganization of $132,000. We expect research and development expenses to increase in 2022, sequentially as well as relative to 2021, as a result of increased projects and clinical studies.

Sales and Marketing Expenses.  Our sales and marketing expenses consist primarily of personnel-related expenses, education and promotional expenses. These expenses include the costs of educating physicians and other healthcare professionals regarding OVA1, OVERA, OVA1plus and Aspira GenetiX. Sales and marketing expenses also include the costs of sponsoring continuing medical education, medical meeting participation, and dissemination of scientific and health economic publications. Sales and marketing expenses for the six months ended June 30, 2022 increased by $951,000, or 13%, compared to the same period in 2021. This increase was primarily due to increased personnel, severance paid in relation to our reorganization, commissions, marketing expenses, sales meetings and travel and entertainment costs. We expect sales and marketing expenses to increase sequentially in 2022, due to investing in key strategic hires and product portfolio expansion.

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

General and Administrative Expenses.  General and administrative expenses consist primarily of personnel-related expenses, professional fees and other costs, including legal, finance and accounting expenses and other infrastructure expenses. General and administrative expenses for the six months ended June 30, 2022 increased by $2,771,000, or 48%, compared to the same period in 2021. This increase was primarily due to increased personnel expenses of $2,311,000 and legal fees of $322,000. Severance paid to general and administrative-related personnel was immaterial. We expect general and administrative expenses to remain relatively flat sequentially in 2022.

Liquidity and Capital Resources

We plan to continue to expend resources selling and marketing OVA1, OVERA, OVA1plus and Aspira GenetiX and developing additional diagnostic tests and service capabilities. We plan to launch our next generation ovarian cancer risk assessment test, OVAWatch, in the second half of 2022.

We have incurred significant net losses and negative cash flows from operations since inception, and as a result have an accumulated deficit of approximately $489,239,000 as of June 30, 2022. We also expect to incur a net loss and negative cash flows from operations for 2022. Working capital levels may not be sufficient to fund operations as currently planned through the next twelve months, absent a significant increase in revenue over historic revenue or additional financing. Given the above conditions, there is substantial doubt about our ability to continue as a going concern.

We expect to raise capital through sources that may include public or private equity offerings, debt financings, collaborations, licensing arrangements, grants and government funding and strategic alliances. However, additional funding may not be available when needed or on terms acceptable to us. If we are unable to obtain additional capital, we may not be able to continue sales and marketing, research and development, or other operations on the scope or scale of current activity, and that could have a material adverse effect on our business, results of operations and financial condition.

As discussed in Note 2 to the condensed consolidated financial statements, in March 2016, we entered into a loan agreement (as amended on March 7, 2018 and April 3, 2020, the “DECD Loan Agreement”) with the State of Connecticut Department of Economic and Community Development (the “DECD”), pursuant to which we may borrow up to $4,000,000 from the DECD.

The loan may be prepaid at any time without premium or penalty. An initial disbursement of $2,000,000 was made to us on April 15, 2016 under the DECD Loan Agreement. On December 3, 2020, we received a disbursement of the remaining $2,000,000 under the DECD Loan Agreement, as we had achieved the target employment milestone necessary to receive an additional $1,000,000 under the DECD Loan Agreement and the DECD determined to fund the remaining $1,000,000 under the DECD Loan Agreement after concluding that the required revenue target would likely have been achieved in the first quarter of 2020 in the absence of the impacts of COVID-19.

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

As discussed in Note 3 to the condensed consolidated financial statements, on February 8, 2021, the Company completed a public offering (the “2021 Offering”) resulting in net proceeds of approximately $47,720,000, after deducting underwriting discounts and offering expenses.  There was a change in estimate in the third quarter of 2021 in the amount of $138,000 relating to an expense reversal of offering costs.

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

As mentioned, we have incurred significant net losses and negative cash flows from operations since inception, and we expect to continue to incur a net loss and negative cash flows from operations in 2022. At June 30, 2022 we had an accumulated deficit of ($489,239,000) and stockholders’ equity of $14,122,000. As of June 30, 2022, we had $20,480,000 of cash and cash equivalents (excluding restricted cash of $250,000), $7,044,000 of current liabilities, and working capital of $15,912,000. There can be no assurance that we will achieve or sustain profitability or positive cash flow from operations. While we expect to grow revenue through ASPiRA LABS, there is no assurance of our ability to generate substantial revenues and cash flows from ASPiRA LABS’ operations. We expect revenue from our products to be our only material, recurring source of cash in 2022. In addition, the impact of the COVID-19 pandemic and actions taken to contain it on our liquidity for 2022 cannot be estimated as of the date of the filing of this Form 10-Q.

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

We expect cash utilization in the second half of 2022 to decrease from the first half of 2022. Note that the first quarter of 2022 had personnel costs, including those associated with our commercial reorganization. In addition, we had our annual performance plan payout in the first quarter, a cost that will not be incurred in the remaining three quarters of 2022. In the second quarter of 2022, the impact of our operational excellence strategic initiatives began, most notably with respect to reduced consulting costs as we focused on innovation focused on OVAWatch and EndoCheck. We also enhanced our sales and marketing in preparation for the BRL collaboration and the launch of OVAWatch. We expect cash utilization to increase in the third quarter of 2022 in connection with our research and collaboration commitments. In addition, we expect increased costs in commercial and research and development during the third quarter of 2022, as we invest in talent to deliver on our goals. We expect to see sequential improvement in net cash utilization in the fourth quarter of 2022 as we do not plan to incur one-time research and collaboration costs, which may be incurred in the third quarter, and as we start to see the impact of our anticipated top line growth.

Net cash used in operating activities was $16,477,000 for the six months ended June 30, 2022, resulting primarily from the net loss reported of $17,511,000, which includes non-cash expenses in the amount of $1,448,000 related to stock compensation expense and $128,000 related to depreciation and amortization, offset by changes in prepaid expense and other assets of $408,000 and changes in accounts payable, accrued liabilities and other liabilities of $855,000, consisting of a decrease in short-term debt of $519,000, partially offset by changes in accounts receivable of $85,000 and inventory of $17,000.

Net cash used in operating activities was $11,745,000 for the six months ended June 30, 2021, resulting primarily from the net loss reported of $12,994,000, which includes non-cash items such as stock compensation expense of $1,771,000, PPP loan forgiveness of $1,006,000 and depreciation and amortization of $172,000, offset by changes in prepaid expense and other assets of $350,000 and changes in accounts payable, accrued liabilities and other liabilities of $208,000, partially offset by changes in accounts receivable of $208,000 and inventory of $71,000.

Net cash used in investing activities was $105,000 and $136,000 for the six months ended June 30, 2022 and 2021, respectively, which consisted of property and equipment purchases.

Net cash used in financing activities was $118,000 for the six months ended June 30, 2022, which primarily included principal payments on the DECD loan. Net cash provided by financing activities was $48,236,000 for the six months ended June 30, 2021, which resulted primarily from the February 2021 public offering, resulting in net proceeds to the Company of approximately $47,721,000, after deducting underwriting discounts and offering expenses of $515,000. There was a change in estimate in the third quarter of 2021 in the amount of $137,000 relating to an expense reversal of offering costs.

We have significant NOL carryforwards as of June 30, 2022 for which a full valuation allowance has been provided due to our history of operating losses. Section 382 of the Internal Revenue Code of 1986, as amended (“Section 382”), as well as similar state provisions may restrict our ability to use our NOL credit carryforwards due to ownership change limitations occurring in the past or that could occur in the future. These ownership changes may also limit the amount of NOL credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively.

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

Off-Balance Sheet Arrangements

As of June 30, 2022, we had no off-balance sheet arrangements that are reasonably likely to have a current or future material effect on our condensed consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Per Item 305(e) of Regulation S-K, the information called for by this Item 3 is not required.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

Our senior management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2022, our disclosure controls and procedures were effective.

Changes in internal controls over financial reporting.

There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

In the ordinary course of business, we may periodically become subject to legal proceedings and claims arising in connection with ongoing business activities. The results of litigation and claims cannot be predicted with certainty, and unfavorable resolutions are possible and could materially and adversely affect our results of operations, cash flows and financial position. In addition, regardless of the outcome, litigation could have an adverse impact on us because of defense costs, diversion of management resources and other factors. While the outcome of these proceedings and claims cannot be predicted with certainty, there are no matters, as of June 30, 2022, that, in the opinion of management, will have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 1A.    RISK FACTORS

Except as set forth below, there have been no material changes to our risk factors from those disclosed under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K, filed with the SEC on March 31, 2022 (the “2021 Annual Report”). The risks and uncertainties described below and in our 2021 Annual Report are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also materially adversely affect our business, financial condition or results of operations.

Failure to meet Nasdaq’s continued listing requirements could result in the delisting of Aspira common stock, negatively impact the price of Aspira common stock and negatively impact our ability to raise additional capital.

On June 1, 2022, we received a deficiency letter from the Listing Qualifications Department of The Nasdaq Stock Market stating that, for the preceding 30 consecutive business days, the closing bid price for Aspira common stock was below the minimum $1.00 per share requirement for continued inclusion on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Rule”). As provided in the Nasdaq rules, we have 180 calendar days, or until November 28, 2022, to regain compliance with the Minimum Bid Price Rule. We may achieve compliance during this period if the closing bid price of Aspira common stock is at least $1.00 per share for a minimum of 10 consecutive business days. If we fail to regain compliance on or prior to November 28, 2022, we may be eligible for an additional 180-calendar day compliance period. There is no assurance that we will be able to regain compliance by the November 28, 2022 initial deadline or any extension thereof, and there is no assurance that we will otherwise maintain compliance with any of the other Nasdaq listing requirements.

If we fail to comply with Nasdaq’s continued listing requirements, Aspira common stock will be subject to delisting. If that were to occur, Aspira common stock would be subject to rules that impose additional sales practice requirements on broker-dealers who sell Aspira securities. The additional burdens imposed upon broker-dealers by these requirements could discourage broker-dealers from effecting transactions in Aspira common stock. This would adversely affect the ability of investors to trade Aspira securities and would adversely affect the value and liquidity of Aspira common stock. These factors could contribute to lower prices and larger spreads in the bid and ask prices for Aspira common stock. If we seek to implement a reverse stock split in order to remain listed on The Nasdaq Capital Market, the announcement or implementation of such a reverse stock split could negatively affect the price of Aspira common stock.

There is substantial doubt about our ability to continue as a going concern, and this may adversely affect our stock price and our ability to raise capital.

We have incurred significant losses and negative cash flows from operations since inception and have an accumulated deficit of nearly $489 million as of the end of the period covered by this report. We also expect to incur a net loss and negative cash flows from operations in 2022. Given these conditions, there is substantial doubt about our ability to continue as a going concern.

We believe that successful achievement of the business objectives will require additional financing. We expect to raise capital through sources that may include public or private equity offerings, debt financings, collaborations, licensing arrangements, grants and government funding and strategic alliances. However, additional funding may not be available when needed or on terms acceptable to us. If we are unable to obtain additional capital, we may not be able to continue sales and marketing, research and development, distribution or other operations on the scope or scale of current activity and that could have a material adverse effect on our business, results of operations and financial condition.

ITEM 6.    EXHIBITS The following exhibits are filed or incorporated by reference with this report as indicated below:

Exhibit		Incorporated by Reference			Filing	Filed
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith
3.1	Fourth Amended and Restated Certificate of Incorporation of Vermillion, Inc. dated January 22, 2010	8-K	000-31617	3.1	January 25, 2010
3.2	Certificate of Amendment of Fourth Amended and Restated Certificate of Incorporation, effective June 19, 2014	10-Q	001-34810	3.2	August 14, 2014
3.3	Certificate of Amendment to Fourth Amended and Restated Certificate of Incorporation of Vermillion, Inc. dated June 11, 2020	8-K	001-34810	3.1	June 11, 2020
3.4	Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock	8-K	001-34810	4.1	April 17, 2018
3.5	Amended and Restated Bylaws of Aspira Women's Health Inc., effective February 23, 2022	8-K	001-34810	3.1	February 28, 2022
10.1	Form of Vermillion, Inc. Stock Option Award Agreement #					√
10.2	Form of Vermillion, Inc. Restricted Stock Award Agreement #					√
10.3	Aspira Women’s Health Inc. 2019 Stock Incentive Plan #					√
10.4	Form of Aspira Women’s Health Inc. Stock Option Award Agreement #					√
10.5	Form of Aspira Women’s Health Inc. Restricted Stock Award Agreement #					√
10.6	Form of Vermillion, Inc. Stock Option Award Agreement (non-employee) #					√
10.7	Form of Aspira Women’s Health Inc. Stock Option Award Agreement (non-employee) #					√
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					√
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					√
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					√√
101	Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language ("Inline XBRL")					√
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					√

√	Filed herewith
√√	Furnished herewith
#	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aspira Women’s Health Inc.
Date: August 10, 2022	/s/ Nicole Sandford
Nicole Sandford President and Chief Executive Officer (Principal Executive Officer) and Director
Date: August 10, 2022	/s/ Robert Beechey
Robert Beechey Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)