Form 10-Q
period 2023-03-31
Aspira Women's Health Inc.
filed 2023-05-15
CIK 926617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File Number: 001-34810

Aspira Women’s Health Inc.
(Exact name of registrant as specified in its charter)

Delaware	33-0595156
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
12117 Bee Caves Road, Building III, Suite 100, Austin, Texas	78738
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (512) 519-0400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	AWH	The Nasdaq Capital Market

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

As of May 11, 2023, the registrant had 8,390,928 shares of common stock, par value $0.001 per share, outstanding.

ASPIRA WOMEN’S HEALTH INC.

FORM 10-Q

For the Quarter Ended March 31, 2023

The following are registered and unregistered trademarks and service marks of Aspira Women’s Health Inc.: VERMILLION®, Aspira Women’s Health®, OVA1®, OVERA®, ASPiRA LABS®, OvaCalc®, OVASUITESM, ASPiRA GenetiXSM , OVA1PLUS®, OVAWATCHSM, EndoCheck™, OVAInherit™, Aspira SynergySM,, OVA360SM, ASPIRA IVD® , and YOUR HEALTH, OUR PASSION®.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Aspira Women’s Health Inc.

Condensed Consolidated Balance Sheets (unaudited)

(Amounts in Thousands, Except Share and Par Value Amounts)

	March 31,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$7,535	$13,306
Accounts receivable, net of reserves of $10 and $9, at March 31, 2023 and December 31, 2022, respectively	1,554	1,245
Prepaid expenses and other current assets	1,137	1,442
Inventories	302	316
Total current assets	10,528	16,309
Property and equipment, net	305	368
Right-of-use assets	265	282
Restricted cash	253	251
Other assets	145	163
Total assets	$11,496	$17,373
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$867	$881
Accrued liabilities	3,984	3,650
Current portion of long-term debt	442	403
Short-term debt	535	764
Lease liability	83	77
Total current liabilities	5,911	5,775
Non-current liabilities:
Long-term debt	2,204	2,315
Lease liability	250	272
Warrant liabilities	2,304	2,280
Total liabilities	10,669	10,642
Commitments and contingencies (Note 4)
Stockholders’ equity:
Common stock, par value $0.001 per share, 200,000,000 and 150,000,000 shares authorized at March 31, 2023 and December 31, 2022, respectively; 8,329,543 and 8,306,326 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	8	8
Additional paid-in capital	505,784	505,621
Accumulated deficit	(504,965)	(498,898)
Total stockholders’ equity	827	6,731
Total liabilities and stockholders’ equity	$11,496	$17,373

See accompanying notes to the unaudited condensed consolidated financial statements.

Aspira Women’s Health Inc.

Condensed Consolidated Statements of Operations (unaudited)

(Amounts in Thousands, Except Share and Per Share Amounts)

	Three Months Ended
	March 31,
	2023	2022
Revenue:
Product	$2,315	$1,835
Genetics	1	58
Total revenue	2,316	1,893
Cost of revenue(1):
Product	1,125	857
Genetics	-	75
Total cost of revenue	1,125	932
Gross profit	1,191	961
Operating expenses:
Research and development(2)	1,231	1,348
Sales and marketing(3)	2,562	4,497
General and administrative(4)	3,167	4,363
Total operating expenses	6,960	10,208
Loss from operations	(5,769)	(9,247)
Change in fair value of warrant liabilities	(24)	-
Interest income (expense), net	26	(18)
Other expense, net	(300)	(3)
Net loss	$(6,067)	$(9,268)
Net loss per share - basic and diluted	$(0.73)	$(1.24)
Weighted average common shares used to compute basic and diluted net loss per common share	8,313,091	7,475,936
Non-cash stock-based compensation expense included in cost of revenue and operating expenses:
(1) Cost of revenue	$13	$52
(2) Research and development	77	(4)
(3) Sales and marketing	(17)	147
(4) General and administrative	60	643

See accompanying notes to the unaudited condensed consolidated financial statements.

Aspira Women’s Health Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

(Amounts in Thousands, Except Share Amounts)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2022	8,306,326	$8	$505,621	$(498,898)	$6,731
Net loss	-	-	-	(6,067)	(6,067)
Common stock issued in conjunction with public offering, net of issuance costs	23,217	-	30	-	30
Stock-based compensation expense	-	-	133	-	133
Balance at March 31, 2023	8,329,543	$8	$505,784	$(504,965)	$827

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2021	7,475,916	$7	$501,893	$(471,728)	$30,172
Net loss	-	-	-	(9,268)	(9,268)
Common stock issued in conjunction with exercise of stock options	200	-	2	-	2
Stock-based compensation expense	-	-	838	-	838
Balance at March 31, 2022	7,476,116	$7	$502,733	$(480,996)	$21,744

See accompanying notes to the unaudited condensed consolidated financial statements.

Aspira Women’s Health Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

(Amounts in Thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(6,067)	$(9,268)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash lease expense	1	2
Depreciation and amortization	70	64
Stock-based compensation expense	133	838
Change in fair value of warrant liabilities	24	-
Loss on impairment and disposal of property and equipment	1	2
Changes in operating assets and liabilities:
Accounts receivable	(309)	(109)
Prepaid expenses and other assets	323	18
Inventories	14	(15)
Accounts payable, accrued liabilities and other liabilities	104	(1,705)
Net cash used in operating activities	(5,706)	(10,173)
Cash flows from investing activities:
Purchase of property and equipment	(8)	(82)
Net cash used in investing activities	(8)	(82)
Cash flows from financing activities:
Principal repayment of DECD loan	(85)	(72)
Proceeds from issuance of common stock from exercise of stock options	-	2
Proceeds from public offering	162	-
Payment of issuance costs for public offering	(132)	-
Net cash used in financing activities	(55)	(70)
Net (decrease) increase in cash, cash equivalents and restricted cash	(5,769)	(10,325)
Cash, cash equivalents and restricted cash, beginning of period	13,557	37,430
Cash, cash equivalents and restricted cash, end of period	$7,788	$27,105
Reconciliation to Consolidated Balance Sheet:
Cash and cash equivalents	$7,535	$26,855
Restricted cash	253	250
Unrestricted and restricted cash and cash equivalents	$7,788	$27,105
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	18	20

See accompanying notes to the unaudited condensed consolidated financial statements.

Aspira Women’s Health Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.    ORGANIZATION, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

Organization

Aspira Women’s Health Inc., formerly known as Vermillion, Inc. (“Aspira” and its wholly-owned subsidiaries are collectively referred to as the “Company”) is incorporated in the state of Delaware, and is engaged in the business of developing and commercializing risk assessment and diagnostic tests for gynecologic disease. The Company currently markets and sells the following products and related services: (1) Ova1, a blood test intended as an aid to further assess the likelihood of malignancy in women with an ovarian adnexal mass for which surgery is planned when the physician’s independent clinical and radiological evaluation does not indicate malignancy; (2) Overa, a second-generation biomarker reflex intended to maintain Ova1’s high sensitivity while improving specificity; (3) Ova1Plus, a reflex offering which uses Ova1 as the primary test and Overa as a confirmation for Ova1 intermediate range results; and (4) OvaWatch, a lab developed blood test intended to assist in the initial clinical assessment of malignancy risk in all women with an adnexal mass whose initial clinical assessments are benign or indeterminate. Collectively, these tests are referred to and marketed as OvaSuite. Revenue from these sources is included in total revenue in the results of operations for the three months ended March 31, 2023.

Reverse Stock Split

On May 9, 2023, the Company’s board of directors approved a one for fifteen reverse stock split (the “Reverse Stock Split”) of the Company’s common stock without any change to its par value, which became effective on May 12, 2023. All references to share and per share amounts for all periods presented in these unaudited condensed consolidated financial statements have been retrospectively restated to reflect the Reverse Stock Split and proportional adjustment of the preferred stock conversion ratio. Par values were not adjusted.

Liquidity

As of March 31, 2023, the Company had $7,535,000 of cash and cash equivalents (excluding restricted cash of $253,000), an accumulated deficit of approximately $504,965,000, and working capital of $4,617,000. For the three months ended March 31, 2023, the Company incurred a net loss of $6,067,000 and used cash in operations of $5,706,000. The Company has incurred significant net losses and negative cash flows from operations since inception and the Company also expects to continue to incur a net loss and negative cash flows from operations for 2023. In the event that the Company’s existing cash on hand is not sufficient to fund operations, meet its capital requirements or satisfy the anticipated obligations as they become due, the Company expects to take further action to protect its liquidity position.

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

There can be no assurance that the Company will achieve or sustain profitability or positive cash flow from operations. Given the above conditions, there is substantial doubt about the Company’s ability to continue as a going concern. The unaudited condensed consolidated financial statements have been prepared on a going concern basis and do not include any adjustments that might result from these uncertainties.

On June 1, 2022, the Company received a deficiency letter from the Listing Qualifications Department of the Nasdaq Stock Market notifying the Company that, for the preceding 30 consecutive business days, the closing bid price for the Company’s common stock was below the minimum $1.00 per share requirement for continued inclusion on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Rule”). On November 29, 2022, the Company was granted an additional 180-calendar day compliance period, or until May 29, 2023, to regain compliance with the minimum bid price requirement. The Company may achieve compliance during this period if the closing bid price of Aspira common stock is at least $1.00 per share for a minimum of 10 consecutive business days. On May 9, 2023, upon shareholder approval at its Annual Meeting, the Company effectuated a reverse stock split, with a ratio of one for fifteen in order to regain compliance. There is no assurance that the Company will be able to maintain compliance with this or any of the other Nasdaq continued listing requirements.

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

The unaudited condensed consolidated financial statements and related disclosures have been prepared with the presumption that users of the unaudited condensed consolidated financial statements have read or have access to the audited consolidated financial statements for the preceding fiscal year. The consolidated balance sheet at December 31, 2022 included in this report has been derived from the audited consolidated financial statements at that date but does not include all the information and notes required by GAAP. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2022 included in Aspira’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 30, 2023.

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

The Company also reviews its patient account population and determines an appropriate distribution of patient accounts by payer (i.e., Medicare, patient pay, other third-party payer, etc.) into portfolios with similar collection experience. The Company has elected this practical expedient that, when evaluated for collectability, results in a materially consistent revenue amount for such portfolios as if each patient account were evaluated on an individual contract basis. During the period ended March 31, 2023, there were no adjustments to estimates of variable consideration to derecognize revenue for services provided in a prior period. There were no impairment losses on accounts receivable recorded during the periods ended March 31, 2023 and 2022.

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

In September 2022, the Company received a notice of cancellation from its only Aspira Synergy genetics carrier screening customer, Axia Women’s Health. As a result of this cancellation, along with the general deterioration of commercial opportunities in the genetics carrier screening market, has led the Company to cease providing Aspira GenetiX, including genetics carrier screening, on our Aspira Synergy platform, effective as of September 30, 2022. The Company did not incur any termination penalties nor did the Company accrue any expenses as a result of the cancellation. This is not expected to have a material impact on the Company’s revenues in any future periods.

Accounts Receivable: Virtually all accounts receivable are derived from sales made to customers located in North America. The Company performs ongoing credit evaluations of its customers’ financial condition and generally does not require collateral. The Company maintains an allowance for credit losses based upon the expected collectability of accounts receivable. In determining the amount of the allowance for credit losses, we consider historical collectability based on past due status and make judgments about the creditworthiness of customers based on ongoing credit evaluations. We also consider customer-specific information, current market conditions, and reasonable and supportable forecasts of future economic conditions.

Correction of Immaterial Errors

During the three months ended March 31, 2023, we identified an immaterial error related to the accounting for forfeitures in stock-based compensation that that impacted previously issued 2022 consolidated financial statements. Management evaluated the impact on the 2022 and 2023 consolidated financial statements and concluded it was not material. As a result, we recorded an out of period adjustment to reduce stock-based compensation in the amount of $262,000 during the three months ended March 31, 2023. The adjustment resulted in a reduction to additional paid-in capital of $262,000 as of March 31, 2023.

In addition, we omitted the disclosure of the fair value hierarchy for the insurance promissory note and DECD loan as Level 2 and Level 3, respectively, within the fair value hierarchy and the fair value disclosures for the DECD loan. These immaterial errors have been corrected in Note 2 to our unaudited condensed consolidated financial statements.

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board issued Accounting Standard Update No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This ASU requires timelier recording of credit losses on loans and other financial instruments held. Instead of reserves based on a current probability analysis, Topic 326 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. All organizations will now use forward-looking information to better inform their credit loss estimates. Topic 326 requires enhanced disclosures regarding significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. These disclosures include qualitative and quantitative requirements that provide information about the amounts recorded in the financial statements. In addition, Topic 326 amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326 Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, to introduce amendments which will affect the recognition and measurement of financial instruments, including derivatives and hedging. In May 2019, the FASB issued ASU No. 2019-05, Financial Instruments – Credit Losses (Topic 326); Targeted Transition Relief. The amendments in this ASU provide entities that have certain instruments within the scope of Subtopic 326-20 with an option to irrevocably elect the fair value option in Subtopic 825-10, applied on an instrument-by-instrument basis for eligible instruments upon adoption of Topic 326. This standard and related amendments are effective for the Company’s fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The ASU is effective January 1, 2023 for smaller reporting companies, which includes the Company. The adoption of ASU 2016-13 did not have a material impact on the Company’s results of operations, financial position, or cash flows.

In March 2020, FASB issued ASU No. 2020-03, Codification Improvements to Financial Instruments. This ASU improves and clarifies various financial instruments topics, including the current expected credit losses standard issued in 2016 (ASU No. 2016-13). The ASU includes seven different issues that describe the areas of improvement and the related amendments to GAAP, intended to make the standards easier to understand and apply by eliminating inconsistencies and providing clarifications. The amendments have different effective dates. The issues 1-5 are conforming amendments, which are effective upon issuance of this final update. The Company determined that issues 1-5 have no impact on its financials. The amendments related to issue 6 and 7 effect ASU No. 2016-13, Financial instruments – credit losses (Topic 326): measurement of credit losses on financial statements. Effective dates of issue 6 and 7 are the same as the effective date of ASU No. 2016-13. The Company has adopted the new standard in the first quarter of fiscal year 2023. The adoption of this standard by the Company did not have a material impact on the Company’s results of operations, financial position, or cash flows.

In August 2020, the Financial Accounting Standards Board issued Accounting Standard Update No. 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). This update was issued to assist in simplifying the accounting for convertible instruments. This ASU 2020-06 is scheduled to be effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted. The Company is in the process of evaluating the impact of this standard on its consolidated financial statements.

2. FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value

Financial instruments of the Company consist primarily of cash and cash equivalents, restricted cash accounts, receivable, and accounts payable, and warrant liability. These items are considered Level 1 due to their short-term nature and their market interest rates, except for warrant liability, which is considered Level 2 and is recorded at fair value at the end of each reporting period.

Fair Value of Financial Instruments

The Company records Warrants in connection with the 2022 offering, discussed in Note 6 to our unaudited condensed consolidated financial statements, as a liability. The fair values of the Warrants as of March

31, 2023 and December 31, 2022 were $2,304,000 and $2,280,000, respectively. The fair value of the warrants was estimated using Black-Scholes pricing model based on the following assumptions:

	March 31, 2023	December 31, 2022
Dividend yield	-%	-%
Volatility	101.2%	96.8%
Risk-free interest rate	3.60%	3.99%
Expected lives (years)	4.39	4.64
Weighted average fair value	$2.880	$2.850

The fair value of the Warrants was deemed to be derivative instruments due to certain contingent put feature, was determined using the Black-Scholes option pricing model, deemed to be an appropriate model due to the terms of the Warrants issued, including a fixed term and exercise price.

The fair value of Warrants was affected by changes in inputs to the Black-Scholes option pricing model including the Company’s stock price, expected stock price volatility, the contractual term, and the risk-free interest rate. This model uses Level 2 inputs, including stock price volatility, in the fair value hierarchy established by ASC 820 Fair Value Measurement. At March 31, 2023, the fair value of all Warrants was $2,304,000, which are classified as a long term Warrant liability on the Company’s balance sheet.

The carrying value of the Company’s insurance promissory note approximates fair value as of March 31, 2023 and December 31, 2022, due to the short-term nature of the insurance note and are classified as Level 2 within the fair value hierarchy.

The DECD loan is classified within Level 3 of the fair value hierarchy. The following table presents the carrying value and fair value of the DECD loan. The fair value of the DECD loan is estimated based on discounted cash flows using the prevailing market interest rates.

		March 31,		December 31,
		2023		2022
(in thousands)	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
DECD loan	Level 3	2,656	$2,078	$2,729	$2,110

3. PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets at March 31, 2023 and December 31, 2022 consists of the following:

	March 31,	December 31,
(in thousands)	2023	2022
Prepaid insurance	$540	$767
Software licenses	209	269
Subscriptions	115	211
Other	273	195
Total prepaid and other current assets	$1,137	$1,442

4.   COMMITMENTS AND CONTINGENCIES

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

Under the terms of the DECD Loan Agreement, the Company may be eligible for forgiveness of up to $1,500,000 of the principal amount of the loan if the Company was able to achieve certain job creation and retention milestones by December 31, 2022. The Company is in the process of completing its analysis of our compliance with the forgiveness criteria, and expects to submit the documentation required by the agreement in the second quarter of 2023. The Company has not yet been legally released from the liability. If the Company was either unable to retain 25 full-time employees with a specified average annual salary for a consecutive two-year period or does not maintain the Company’s Connecticut operations through March 22, 2026, the DECD may require early repayment of a portion or all of the loan plus a penalty of 5% of the total funded loan.

Long-term debt consisted of the following:

	March 31,	December 31,
	2023	2022
(in thousands)
DECD loan, net of issuance costs	$2,646	$2,718
Less: Current portion, net of issuance costs	(442)	(403)
Total long-term debt, net of issuance costs	$2,204	$2,315

As of March 31, 2023, the annual amounts of future minimum principal payments due under the Company’s contractual obligation are shown in the table below. Unamortized debt issuance costs for the DECD loan were $10,000.

	Payments Due by Period
(in thousands)	Total	2023	2024	2025	2026	2027	Thereafter
DECD Loan	$2,656	$333	$452	$461	$341	$254	$815
Total	$2,656	$333	$452	$461	$341	$254	$815

Insurance Notes

During 2022, the Company entered into an insurance promissory note for the payment of insurance premiums at an interest rate of 5.48%, with an aggregate principal amount outstanding of approximately $535,000 and $764,000 as of March 31, 2023 and December 31, 2022, respectively. The amount outstanding in 2022 could be substantially offset by the cancellation of the related insurance coverage which is classified in prepaid insurance. This note is payable in ten monthly installments with a maturity date of October 1, 2023 and has no financial or operational covenants.

Operating Leases

The Company leases facilities to support its business. The Company’s principal facility, including the Clinical Laboratory Improvements Amendments of 1988 (“CLIA”) laboratory used by Aspira Labs, Inc., is located in Austin, Texas, and the administrative offices are located in Trumbull, Connecticut. The Company has also recently opened an administrative office in Palo Alto, CA.

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

In January 2023, the Company entered into a new sublease agreement for an administrative facility in Palo Alto, California. The Company’s sublease term commences in April 2023 and expires on May 31, 2024, with no option for renewal. The fixed lease payment will initially be approximately $9,000 per month and will increase to approximately $10,000 per month for the remainder of the lease beginning in January 2024. Future undiscounted lease payments are approximately $125,000.

The expense associated with these operating leases for the three months ended March 31, 2023 and 2022 is shown in the table below (in thousands).

		Three Months Ended March 31,
Lease Cost	Classification	2023	2022
Operating rent expense
	Cost of revenue	$24	$20
	Research and development	6	7
	Sales and marketing	2	9
	General and administrative	21	16
Variable rent expense
	Cost of revenue	$15	$10
	Research and development	3	6
	Sales and marketing	2	9
	General and administrative	21	18

Based on the Company’s leases as of March 31, 2023, the table below sets forth the approximate future lease payments related to operating leases with initial terms of one year or more (in thousands).

2023	$81
2024	116
2025	124
2026	64
Total Operating Lease Payments	385
Less: Imputed Interest	(52)
Present Value of Lease Liabilities	333

Weighted-average lease term and discount rate were as follows:

	Three Months Ended March 31,
	2023	2022
Cash paid for amounts included in measurement of lease liabilities:
Operating cash outflows relating to operating leases	$48	$47
Weighted-average remaining lease term (in years)	3.2	4.2
Weighted-average discount rate	9.29%	9.33%

Non-cancellable Royalty Obligations

The Company is a party to an amended research collaboration agreement with The Johns Hopkins University School of Medicine under which the Company licenses certain of its intellectual property directed at the discovery and validation of biomarkers in human subjects, including but not limited to clinical application of biomarkers in the understanding, diagnosis and management of human disease. Under the terms of the amended research collaboration agreement, Aspira is required to pay the greater of 4% royalties on net sales of diagnostic tests using the assigned patents or annual minimum royalties of $57,500. Royalty expense for the three months ended March 31, 2023 and 2022 totaled $90,000 and $73,000, respectively, as recorded in cost of revenue in the unaudited condensed consolidated statements of operations.

Business Agreements

On August 8, 2022, the Company entered into a sponsored research agreement with Harvard’s Dana-Farber Cancer Institute, Brigham & Women’s Hospital, and Medical University of Lodz for the generation of a multi-omic, non-invasive diagnostic aid to identify endometriosis based on circulating microRNAs and proteins.  The contract requires payments to be made upon the achievement of certain milestones. Under the terms of and as further described in the agreement, payments of approximately $1,252,000 have or will become due from the Company to the counterparties upon successful completion of certain deliverables in 2022 and 2023 as follows: 68% was paid in August 2022, 15% will become payable upon completion of certain deliverables expected to occur in the second quarter of 2023, and 17% will become payable upon completion of certain deliverables estimated to occur in the third quarter of 2023. During the three months ended March 31, 2023 approximately $23,000 has been recorded as research and development expense in the unaudited condensed consolidated financial statement of operations for the project. From the inception of the agreement through March 31, 2023, research and development expenses in the cumulative amount of $891,000 have been recorded.

On March 20, 2023, the Company entered into a licensing agreement (“License Agreement”) with Harvard’s Dana-Farber Cancer Institute, Brigham & Women’s Hospital, and Medical University of Lodz under which the Company will license certain of its intellectual property to be used in the Company’s OvaSuite product portfolio. Under the License Agreement, the Company will pay an initial license fee of $75,000 and then will pay a license maintenance fee of $50,000 on each anniversary of the date of the License Agreement. The License Agreement also requires non-refundable royalty payments of up to $1,350,000 based on certain milestones and further royalty payments based on the net sales of the Company’s products included under the License Agreement.

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

5. ACCRUED LIABILITIES

The following table describes the principal components of accrued liabilities on the Company’s unaudited condensed consolidated balance sheet as of:

	March 31,	December 31,
(in thousands)	2023	2022
Payroll and benefits related expenses	$1,541	$2,051
Collaboration and research agreements expenses	336	404
Professional services	1,460	556
Other accrued liabilities	647	639
Total accrued liabilities	$3,984	$3,650

6.    STOCKHOLDERS’ EQUITY

2023 Reverse Stock Split

At the Company’s annual meeting on May 9, 2023, the stockholders of the Company approved the proposal to authorize the Board of Directors in its discretion, without further authorization of the Company’s stockholders, to amend the Company’s Certificate of Incorporation to effect a reverse split of the Company’s common stock by a ratio of between one for ten and one for twenty. On May 9, 2023, the Company’s board of directors approved a one for fifteen reverse stock split of the Company’s common stock without any change to its par value, which became effective on May 12, 2023.

2023 At the Market offering

On February 10, 2023, the Company entered into a Controlled Equity OfferingSM Sales Agreement, (the “Sales Agreement”), with Cantor Fitzgerald & Co., (“Cantor”), as agent, pursuant to which it may offer and sell, from time to time, through Cantor, shares of the Company’s common stock, par value $0.001 per share, having an aggregate offering price of up to $12.5 million, (the “Placement Shares”). The Placement Shares will be issued and sold pursuant to the Company’s effective registration statement on Form S-3 (Registration Statement No. 333-252267), as previously filed with, and declared effective by, the Securities and Exchange Commission. The Company filed a prospectus supplement, dated February 10, 2023, with the Securities and Exchange Commission in connection with the offer and sale of the Placement Shares.

Under the Sales Agreement, Cantor may sell the Placement Shares by any method permitted by law and deemed to be an “at the market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, or the Securities Act, including sales made directly on the Nasdaq Capital Market, on any other existing trading market for our common stock or to or through a market maker or in privately negotiated transactions. From time to time, the Company may instruct Cantor not to sell the Placement Shares if the sales cannot be effected at or above the price designated by the Company. Cantor receives a Placement Fee of 3% for each completed sale of Placement Shares under the Sales Agreement.

The Company is not obligated to make any sales of the Placement Shares under the Sales Agreement. The offering of the Placement Shares pursuant to the Sales Agreement will terminate upon the earlier of (a) the sale of all of the Placement Shares subject to the Sales Agreement or (b) the termination of the Sales Agreement by Cantor or the Company, as permitted therein. As of March 31, 2023 and December 31, 2022 the Company had $145,000 and $150,000, respectively, of deferred transaction-related offering costs recorded in other assets in the unaudited condensed consolidated balance sheet.

The Company incurred incremental transaction-related offering costs of approximately $127,000 in connection with the execution of the Sales Agreement during the three months ended March 31, 2023.

During the three months ended March 31, 2023, the Company sold 23,217 of the Placement Shares, as adjusted for the Reverse Stock Split, for gross proceeds of approximately $162,000. For the three months ended March 31, 2023, the Company recorded $132,000 as an offset to additional paid-in capital representing transaction-related offering costs of the Placement Shares.

2023 Equity Line of Credit

On March 28, 2023, the Company entered into a purchase agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”) and a registration rights agreement (the “Registration Rights Agreement”), pursuant to which the Company has the right, in its sole discretion, to sell to Lincoln Park shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), having an aggregate value of up to $10,000,000 (the “Purchase Shares”), subject to certain limitations and conditions set forth in the Purchase Agreement. The Company will control the timing and amount of any sales of Purchase Shares to Lincoln Park pursuant to the Purchase Agreement.

Under the Purchase Agreement, on any business day after March 28, 2023 selected by the Company over the 36-month term of the Purchase Agreement (each, a “Purchase Date”), the Company may direct Lincoln Park to purchase up to 6,666 shares of Common Stock on such Purchase Date (a “Regular Purchase”); provided, however, that (i) a Regular Purchase may be increased to up to 13,333 shares, if the closing sale price per share of the Common Stock on Nasdaq is not below $7.50 on the applicable Purchase Date; (ii) a Regular Purchase may be increased to up to 16,666 shares, if the closing sale price per share of the Common Stock on Nasdaq is not below $11.25 on the applicable Purchase Date; and (iii) a Regular Purchase may be increased to up to 20,000 shares, if the closing sale price per share of the Common Stock on Nasdaq is not below $15.00 on the applicable Purchase Date. All terms of the Purchase Agreement have been adjusted for the Reverse Stock Split. In any case, Lincoln Park’s maximum obligation under any single Regular Purchase will not exceed $1,000,000. The above-referenced share amount limitations and closing sale price thresholds are subject to adjustment for any reorganization, recapitalization, non-cash dividend, stock split, reverse stock split or other similar transaction as provided in the Purchase Agreement. The purchase price per share for each such Regular Purchase will be equal to the lesser of:

1.the lowest sale price for the Common Stock on the Nasdaq Capital Market on the date of sale; and

2.the average of the three lowest closing sale prices for the Common Stock on the Nasdaq Capital Market during the 10 consecutive business days ending on the business day immediately preceding the purchase date.

The Company also has the right to direct Lincoln Park, on any business day on which the Company has properly submitted a Regular Purchase notice for the maximum amount the Company is then permitted to sell to Lincoln Park in such Regular Purchase, to purchase an additional amount of the Common Stock (an “Accelerated Purchase”) of additional shares based on criteria established in the Purchase Agreement. An Accelerated Purchase, which is at the Company’s sole discretion, may be subject to additional requirements and discounts if certain conditions are met as defined in the Purchase Agreement.

The Company incurred approximately $323,000 of costs related to the execution of the Purchase Agreement, all of which are reflected in the unaudited condensed consolidated financial statements. Of the total costs incurred, approximately $265,000 was paid in common stock to Lincoln Park for a commitment fee and $30,000 was accrued for Lincoln Park expenses. These transaction costs were included in other expense in the unaudited condensed statement of operations Approximately $28,000 was incurred for legal fees and were included in general and administrative expenses on the unaudited condensed statement of operations. No shares were purchased under the Purchase Agreement during the quarter ended March 31, 2023.

2022 Public Offering

On August 22, 2022, the Company, entered into an underwriting agreement (the “2022 Underwriting Agreement”) with William Blair & Company, L.L.C., as the sole underwriter (the “2022 Underwriter”). Pursuant to the 2022 Underwriting Agreement, the Company agreed to issue and sell, in an underwritten public offering (the “2022 Offering”), 800,000 shares, as adjusted for the reverse stock split, of the Company’s common stock, par value $0.001 per share (“Common Stock”) and warrants to purchase up to 800,000 shares of Common Stock (the “Warrants”). Each share of Common Stock was sold together with one Warrant to purchase one share of Common Stock, at a price to the public of $11.25 per share, as adjusted for the reverse stock split and related Warrant.

The Warrants were issued pursuant to a common stock purchase warrant (the “Form of Warrant”). Each Warrant has an initial exercise price equal to $13.20 per share of Common Stock, as adjusted for the reverse stock split, and are exercisable for five years from the date of issuance. The exercise price and the number of shares of Common Stock issuable upon exercise of the Warrants are subject to adjustment in the event of certain subdivisions and combinations, including by any stock split or reverse stock split, stock dividend, recapitalization or otherwise. The exercise of the Warrants may be limited in certain circumstances if, after giving effect to such exercise, the holder or any of its affiliates would beneficially own (as determined in accordance with the terms of the Warrants) more than 4.99% (or, at the election of the holder, 9.99%) of the outstanding Common Stock immediately after giving effect to the exercise. There is no established trading market available for the Warrants on any securities exchange or nationally recognized trading system.

The Company accounts for common stock warrants as either equity-classified or liability-classified instruments based on an assessment of the specific terms of the warrants and applicable authoritative guidance in Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815-40, Contracts in Entity’s Own Equity (“ASC 815-40”). The

assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and meet all of the requirements for equity classification under ASC 815-40, including whether the warrants are indexed to the Company’s own stock and whether the events where holders of the warrants could potentially require net cash settlement are within the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. The Form of Warrant requires that, if the Company consummates any merger, consolidation, sale or other reorganization event, including the sale of all or substantially all of the Company’s assets, in which its common stock is converted into or exchanged for securities, cash or other property (“Fundamental Transaction”), then the Company shall pay at the holder’s option, exercisable at any time commencing on the occurrence or the consummation of the Fundamental Transaction (or, if later, the date of public announcement) and continuing up to 30 days, an amount of cash equal to the value of the remaining unexercised portion of the Warrant as determined in accordance with the Black-Scholes option pricing model on the date of such Fundamental Transaction provided; however, that if the Fundamental Transaction is not within the Company’s control, including not approved by the Board of Directors, the holder of the Warrant shall only be entitled to receive the same type or form of consideration (and in the same proportion), at the Black Scholes Value of the unexercised portion of the Warrant, that is being offered and paid to the holder of the Common Stock of the Company in connection with the Fundamental Transaction. The Black-Scholes option pricing model, as defined in the Form of Warrant, includes as an input, the highest volume weighted average price (“VWAP”) for a period of one trading day preceding the consummation or announcement of a Fundamental Transaction up to 30 days after a Fundamental Transaction. The Company has determined that an adjustment based on this input is not limited to the effect that is attributable to the Fundamental Transaction and therefore causes the Warrants to fail the indexation guidance under ASC 815-40. As a result, the Company has determined that the Warrants must be recorded as derivative liabilities upon issuance and marked to market on a quarterly basis in the Company’s unaudited condensed consolidated statement of operations until their exercise or expiration.

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

2010 Stock Incentive Plan

The Company’s employees, directors, and consultants were eligible to receive awards under the Vermillion, Inc. Second Amended and Restated 2010 Stock Incentive Plan (the “2010 Plan”), which was replaced by the 2019 Plan (as defined below) with respect to future equity grants. As of March 31, 2023, there were no shares of Aspira common stock available for future grants under the 2010 Plan.

As of March 31, 2023, a total of 270,554 shares of Aspira common stock were subject to outstanding stock options under the 2010 Plan.

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

Subject to the terms and conditions of the 2019 Plan, the initial number of shares authorized for grants (as adjusted for the reverse stock split) under the 2019 Plan is 699,485. On May 9, 2023, the Company’s stockholders approved an increase of 333,333 in the number of shares available for issuance under the 2019 Plan for a total of 1,032,818 shares. To the extent an equity award granted under the 2019 Plan expires or otherwise terminates without having been exercised or paid in full, or is settled in cash, the shares of common stock subject to such award will become available for future grant under the 2019 Plan. As of March 31, 2023, 496,031 shares of Aspira common stock were subject to outstanding stock options, and 17,412 shares of Aspira common stock were subject to unvested restricted stock awards and a total of 93,112 shares of Aspira common stock were reserved for issuance under the 2019 Plan.

Stock-Based Compensation

During the three months ended March 31, 2023, the Company granted the following awards under the 2019 Plan. Assumptions included in the fair value per share calculations were (i) expected terms of one to four years, (ii) one- to five-year treasury interest rates of 4.01% to 4.87% and (iii) market close prices ranging from $4.80 to $8.70, as adjusted for the reverse stock split. The Company recorded $598,000 in forfeitures for the three months ended March 31, 2023.

Grant Date	Number of Shares (post-reverse stock split)	Type of Award	Exercise Price / Share	Fair Value / Share
1/3/2023	333	Options	$ 4.80	$ 1.95
1/20/2023	24,333	Options	$ 7.50	$ 4.16
2/1/2023	333	Options	$ 7.65	$ 3.08
2/8/2023	99,166	Options	$ 8.70	$ 4.83
2/8/2023	13,333	Options	$ 15.30	$ 5.92
2/8/2023	5,737	Restricted Stock Units	$ -	$ -
2/9/2023	25,964	Options	$ 8.55	$ 4.76
2/9/2023	64,611	Options	$ 8.55	$ 6.08
2/9/2023	11,675	Restricted Stock Units	$ -	$ -
	245,485

The allocation of employee stock-based compensation expense, including expense reversals due to forfeitures, by functional area for the three months ended March 31, 2023 and 2022 was as follows:

	Three Months Ended
	March 31,
(in thousands)	2023	2022
Cost of revenue	$7	$46
Research and development	75	(30)
Sales and marketing	(17)	147
General and administrative	(33)	576
Total	$32	$739

5.    LOSS PER SHARE

The Company calculates basic loss per share using the weighted average number of shares of Aspira common stock outstanding during the period. Because the Company is in a net loss position, diluted loss per share is calculated using the weighted average number of shares of Aspira common stock (as adjusted for the reverse stock split) outstanding and excludes the anti-dilutive effects of 1,583,997 and 759,240 potential shares of Aspira common stock as of March 31, 2023 and 2022, respectively, inclusive of 800,000 shares of Aspira common stock issuable upon the exercise of the warrants outstanding as of March 31, 2023. Potential shares of Aspira common stock and warrants include incremental shares of Aspira common stock issuable upon the exercise of stock options and warrants and the vesting of unvested restricted stock units.

	Loss	Shares	Per Share
(In thousands, except shares and per share data)	(Numerator)	(Denominator)	Amount
Three months ended March 31, 2023:
Net loss - basic	$(6,067)	8,313,091	$(0.73)
Dilutive effect of common stock shares issuable upon exercise of stock options	-	-
Net loss - diluted	$(6,067)	8,313,091	$(0.73)

Three months ended March 31, 2022:
Net loss - basic	$(9,268)	7,475,936	$(1.24)
Dilutive effect of common stock shares issuable upon exercise of stock options	-	-
Net loss - diluted	$(9,268)	7,475,936	$(1.24)

7.    SUBSEQUENT EVENTS

On May 9, 2023 at the Company’s annual meeting, the stockholders of the Company approved the an amendment to the Aspira Women’s Health Inc. 2019 Plan to increase the number of shares of common stock available for future awards under the 2019 Plan as of the date of stockholder approval of the Amendment by 333,333.

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

•plans to establish payer coverage and secure contracts for current and new products, including OvaWatch and EndoCheck separately and expand current coverage and secure additional contracts for Ova1, Overa and Ova1Plus;

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

•our ability to continue to comply with applicable governmental regulations, including regulations applicable to the operation of our clinical lab, expectations regarding pending regulatory submissions and plans to seek regulatory approvals for our tests within the United States and internationally, as applicable;

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

•expected target launch timing for OvaWatch serial monitoring test and EndoCheck;

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

We caution you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report on Form 10-Q.

Other sections of this Quarterly Report on Form 10-Q may include additional factors that could harm our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time, and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ from those contained in, or implied by, any forward-looking statements.

Forward-looking statements are subject to significant risks and uncertainties, including those discussed in Part I Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2022, as supplemented by the section entitled “Risk Factors” in this Quarterly Report on Form 10-Q, that could cause actual results to differ materially from those projected in such forward-looking statements due to various factors, including our ability to continue as a going concern; our ability to comply with Nasdaq’s continued listing requirements; impacts resulting from potential changes to coverage of Ova1 through our Medicare Administrative Carrier for Ova1; impacts resulting from or relating to the COVID-19 pandemic and actions taken to contain it; anticipated use of capital and its effects; our ability to increase the volume of our product sales; failures by third-party payers to reimburse for our products and services or changes to reimbursement rates; our ability to continue developing existing technologies and to develop, protect and promote our proprietary technologies; plans to develop and perform LDTs; our ability to comply with FDA regulations that relate to our products and to obtain any FDA clearance or approval required to develop and commercialize medical devices; our ability to develop and commercialize additional diagnostic products and achieve market acceptance with respect to these products; our ability to compete successfully; our ability to obtain any regulatory approval required for our future diagnostic products; or our suppliers’ ability to comply with FDA requirements for production, marketing and post-market monitoring of our products; our ability to maintain sufficient or acceptable supplies of immunoassay kits from our suppliers; in the event that we succeed in commercializing our products outside the United States, the political, economic and other conditions affecting other countries; changes in healthcare policy; our ability to comply with environmental laws; our ability to comply with the additional laws and regulations that apply to us in connection with the operation of Aspira Labs; our ability to use our net operating loss carryforwards; our ability to use intellectual property; our ability to successfully defend our proprietary technology against third parties; our ability to obtain licenses in the event a third party successfully asserts proprietary rights; the liquidity and trading volume of our common stock; the concentration of ownership of our common stock; our ability to retain key employees; our ability to secure additional capital on acceptable terms to execute our business plan; business interruptions; the effectiveness and availability of our information systems; our ability to integrate and achieve anticipated results from any acquisitions or strategic alliances; future litigation against us, including infringement of intellectual property and product liability exposure; and additional costs that may be required to make further improvements to our laboratory operations.

Company Overview

Corporate Vision

Our core mission is to transform women’s gynecologic health through the development of technology-enabled diagnostic tools, starting with ovarian cancer. We aim to eradicate late-stage detection of ovarian cancer and to ensure that our solutions will meet the needs of women of all ages, races, ethnicities and stages of the disease.

Our plan is to broaden our focus to the differential diagnosis of other gynecologic diseases that typically cannot be assessed through traditional non-invasive clinical procedures. We expect to continue commercializing our existing and new technology and to distribute our tests through our decentralized technology transfer service platform, Aspira Synergy. We also intend to continue to raise public awareness regarding the diagnostic superiority of Ova1Plus as compared to cancer antigen 125 (“CA-125”) on its own for all women, but especially for racially diverse women with adnexal masses, as well as the superior performance of machine learning algorithms in detecting ovarian cancer in different racial and ethnic populations. We plan to continue to expand access to our tests among Medicaid patients as part of our corporate mission to make the best care available to all women, and we plan to advocate for legislation and the adoption of our technology in professional society guidelines to provide broad access to our products and services.

Moving into 2023, we continue to focus on three key initiatives: growth, innovation, and operational excellence:

•Growth. During 2022, we grew Ova1Plus product volume and revenue through our commercial team. In addition, in October 2022, we launched a co-marketing and distribution collaboration with BioReference Health, LLC (formerly known as BioReference Laboratories, Inc.), a subsidiary of OPKO Health, Inc. (“BRL”), as a new channel for volume growth. Also in the fourth quarter, we announced that the American Medical Association assigned a new Proprietary Laboratory Assay code for OvaWatch, which will enable payers to identify OvaWatch specifically in the claims adjudication process beginning in April 2023. In addition, the Federal Omnibus bill passed by Congress in December 2022 mandates a report related to coverage for multi-marker testing for ovarian cancer, such as Ova1Plus and OvaWatch via a National Coverage Determination within 180 days of the bill’s effective date.

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

We plan to accelerate the development of our endometriosis product portfolio by supplementing our internal development and validation program with our partnership Harvard’s Dana-Farber Cancer Institute (“DFCI”), Brigham & Women’s Hospital (“BWH”), and Medical University of Lodz through a sponsored research agreement that we entered into in the third quarter of 2022. We are committed to launching a first-generation non-invasive endometriosis diagnostic tool, in the second half of 2023.

We believe the Company’s superior competitive positioning is superior to other diagnostic companies as our processes to develop and validate new LDTs are performed in a CLIA laboratory environment. This allows for the acceleration of assay commercialization without sacrificing patient care.

•Operational Excellence. We expect to achieve our cash utilization goals for 2023 by focusing on spending that fuels innovation and growth. We plan to maintain the right employee talent and scale to achieve our goals and drive efficiencies in 2023.

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

Our Ova1 test received FDA de novo classification in September 2009. Ova1 comprises instruments, assays, reagents, and the OvaCalc software, which includes a proprietary algorithm that produces a risk score. Our Overa test, which includes an updated version of OvaCalc, received FDA 510(k) clearance in March 2016. Ova1, Overa and OvaWatch each use the Roche Cobas 4000, 6000 and 8000 platforms for analysis of proteins. Revenue from these sources is included in the results of operations in total revenue for the three months ended March 31, 2023.

In 2021, we began entering into decentralized arrangements with large healthcare networks and physician practices for our Aspira Synergy platform, our decentralized sting platform and cloud service for decentralized global access of protein biomarker testing. Ova1, Overa, and Ova1Plus continue to be available through the Aspira Synergy platform. We have entered into a technology transfer agreement with one of the nation’s largest and leading independent women’s healthcare groups which has launched and is contributing to our Ova1Plus volume. Our agreement with Axia Women’s Health, which had been intended to deliver genetics carrier screening, was cancelled by the customer in the third quarter of 2022. This cancellation, along with the general deterioration of commercial opportunities in the genetics carrier screening market, has led us to cease providing Aspira GenetiX, including genetics carrier screening, on our Aspira Synergy platform, effective as of September 30, 2022. This did not have a material impact on our revenues in 2022, nor do we expect it to have a material impact in any future periods.

OvaWatch has been developed and is validated for use in Aspira’s CLIA-certified lab as a non-invasive blood-based risk assessment test for use in conjunction with clinical assessment and imaging to determine ovarian cancer risk for patients with an adnexal mass whose adnexal mass has been determined by an initial clinical assessment as indeterminate or benign. The commercialization plan for OvaWatch will occur in two phases. Phase I was completed in the fourth quarter of 2022 with the launch of OvaWatch, a single use risk assessment test. Phase II will allow for serial mass monitoring and is targeted for the second half of 2023 following the expected publication of data from the ongoing prospective serial monitoring clinical study. We believe OvaWatch has the potential to significantly expand the addressable market compared to Ova1Plus.

Outside of the United States, we have sponsored studies in both the Philippines and Israel, which are intended to validate Overa and Ova1 in specific populations. In June 2022, a manuscript arising from clinical research efforts in the Philippines, which we sponsored, was accepted for publication in the International Journal of Environmental Research and Public Health. The Philippines study is the first application of Aspira Synergy for Overa specimen testing. The first paper from the Philippines study was published in the third quarter of 2022. We expect to extend our studies in the Philippines to include OvaWatch validation.

We own and operate Aspira Labs, based in Austin, Texas, a Clinical Chemistry and Endocrinology Laboratory accredited by the College of American Pathologists, which specializes in applying biomarker-based technologies to address critical needs in the management of gynecologic cancers and disease. Aspira Labs provides expert diagnostic services using a state-of-the-art biomarker-based risk assessment to aid in clinical decision making and advance personalized treatment plans. The lab currently performs our Ova1, Overa, Ova1Plus and OvaWatch testing as well as additional tumour and hormone tests, and we plan to expand the testing to other gynecologic conditions with high unmet need. Aspira Labs holds a CLIA Certificate of Accreditation and a state laboratory license in California, Maryland, New York, Pennsylvania and Rhode Island. The Centers for Medicare & Medicaid Services (“CMS”) issued a supplier number to Aspira Labs in 2015. Aspira labs also hold a current ISO 13485 certification which is the most accepted standard worldwide for medical device.

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

OvaWatch was designed for launch in two stages. Phase I, which was launched during the fourth quarter of 2022 is a single use point in time test, and Phase II will allow for serial monitoring. The launch of the serial monitoring test is targeted for the second half of 2023 upon obtaining sufficient data from the ongoing prospective serial monitoring clinical study. OvaWatch has a 99% negative predictive value, which will allow physicians to initially assess and serially monitor women with a mass reduce the number of indeterminate masses, identify patients that require additional clinical assessment or diagnostic imaging and safely reduce premature or unnecessary surgery.

In 2022, we published two OvaWatch manuscripts: “Analytical Validation of a Deep Neural Network Algorithm for the Detection of Ovarian Cancer,” published online in the Journal of Clinical Oncology Clinical Cancer Informatics; and “Validation of Deep Neural Network-based Algorithm Supporting Clinical Management of Adnexal Mass,” published in the high impact, peer-reviewed journal, Frontiers in Medicine.

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

Recent Developments

Business and Listing Updates

On August 8, 2022, we entered into a sponsored research agreement with DFCI, BWH, and Medical University of Lodz for the generation of a multi-omic, non-invasive diagnostic aid to identify endometriosis based on circulating microRNAs and proteins. Under the terms of the agreement, payments of approximately $1,252,000 have or will become due from us to the counterparties upon the successful completion of deliverables as defined in the agreement in 2022 and 2023 as follows: 68% was paid in August 2022, 15% will become payable upon completion of certain deliverables expected to occur in the second quarter of 2023, and 17% will become payable upon completion of certain deliverables estimated to occur in the third quarter of 2023. During the three months ended March 31, 2023, approximately $23,000 has been recorded as research and development expense in the unaudited condensed consolidated statement of operations for the project. From the inception of the agreement through March 31, 2023, research and development expenses in the cumulative amount of $891,000 have been recorded.

We have prepared an application for a Proprietary Laboratory Analyses (“PLA”) code with the American Medical Association for OvaWatch to distinguish it from Ova1Plus with the expectation that Novitas and other payers will apply the Ova1Plus Centers for Medicare & Medicaid Services fee to OvaWatch, ensuring consistent coverage and pricing for both Ova products. In December 2022, we received the approval of PLA code for OvaWatch from the American Medical Association, effectively from April 1, 2023.

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

At our annual meeting on May 9, 2023, the stockholders of Aspira approved the proposal to authorize the Board of Directors in its discretion, without further authorization of Aspira’s stockholders, to amend Aspira’s Certificate of Incorporation to effect a reverse split of Aspira’s common stock by a ratio of between one for ten to one for 20. To regain compliance with Marketplace Rule 4310I(4), the Board of Directors approved on May 9, 2023, a one for fifteen reverse stock split (the “Reverse Stock Split”) of Aspira’s common stock. Cash will be paid for post-split fractional shares equal to the product obtained by multiplying (i) the closing sales price of the common stock as reported on The Nasdaq Capital Market on the effective date of the certificate of amendment to the certificate of incorporation by (ii) the number of shares of common stock held by such stockholder before the Reverse Stock Split that would have otherwise have been exchanged for such fractional share interest.

At our annual meeting on May 9, 2023, the stockholders of the Company elected three new members to the Company’s board of directors: Stefanie Cavanaugh, Jannie Herchuk and Lynn O’Connor. Robert Auerbach, M.D. and Ruby Sharma stepped down as members of our board of directors effective on May 9, 2003.

Recent Publications

On January 6, 2023, we announced a manuscript, “Validation of Deep Neural Network-based Algorithm Supporting Clinical Management of Adnexal Mass,” had been published in the peer-reviewed journal, Frontiers in Medicine. The paper presents findings from the multi-site clinical study of the company’s new assay, OvaWatch, describing real-world evidence supporting the use of OvaWatch for the clinical management of adnexal masses.

Critical Accounting Estimates

There have been no material changes to the Company’s critical accounting estimates described in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 30, 2023.

Our product revenue is generated by performing diagnostic services using our OvaSuite tests, and the service is completed upon the delivery of the test result to the prescribing physician. The entire transaction price is allocated to the single performance obligation contained in a contract with a patient. Under ASC Topic 606, Revenue from Contracts with Customers, all revenue is recognized upon completion of the OvaSuite test and delivery of test results to the physician based on estimates of amounts that will ultimately be realized. In determining the amount of revenue to be recognized for a delivered test result, we consider factors such as payment history and amount, payer coverage, whether there is a reimbursement contract between the payer and us, and any developments or changes that could impact reimbursement. These estimates require significant judgment by management. For OvaSuite tests, we also review our patient account population and determine an appropriate distribution of patient accounts by payer (i.e., Medicare, patient pay, other third-party payer, etc.) into portfolios with similar collection experience. When evaluated for collectability, this results in a materially consistent revenue amount for such portfolios as if each patient account were evaluated on an individual contract basis.

Results of Operations - Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

The selected summary financial and operating data of the Company for the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended
	March 31,		Increase (Decrease)
(dollars in thousands)	2023	2022	Amount	%
Revenue:
Product	$2,315	$1,835	$480	26
Genetics	1	58	(57)	(98)
Total revenue	2,316	1,893	423	22
Cost of revenue:
Product	1,125	857	268	31
Genetics	-	75	(75)	-
Total cost of revenue	1,125	932	193	21
Gross profit	1,191	961	230	24
Operating expenses:
Research and development	1,231	1,348	(117)	(9)
Sales and marketing	2,562	4,497	(1,935)	(43)
General and administrative	3,167	4,363	(1,196)	(27)
Total operating expenses	6,960	10,208	(3,248)	(32)
Loss from operations	(5,769)	(9,247)	3,478	(38)
Change in fair value of warrant liabilities	(24)	-	(24)	-
Interest income (expense), net	26	(18)	44	244
Other expense, net	(300)	(3)	(297)	(9,900)
Net loss	$(6,067)	$(9,268)	$3,201	(35)

Product Revenue. Product revenue was $2,315,000 for the three months ended March 31, 2023, compared to $1,835,000 for the same period in 2022. Revenue for Aspira Labs is recognized when the Ova1, Overa, Ova1Plus or OvaWatch test is completed based on estimates of what we expect to ultimately realize. The 26% product revenue increase is due to an increase in OvaSuite test volume compared to the prior year and the addition of our OvaWatch product, partially offset by a lower revenue average unit price (“AUP”), which decreased from $379 in the first quarter of 2022 to $370 in the first quarter of 2023. We expect product pricing to be volatile during 2023, as we seek broad payer adoption of the OvaWatch test launched in the fourth quarter of 2022.

The number of OvaSuite tests performed increased 29% to 6,259 during the three months ended March 31, 2023, compared to 4,846 product tests for the same period in 2022. The number of product tests performed increased 11% sequentially during the first quarter 2023 as compared to the fourth quarter 2022. These increases are a result of 491 OvaWatch tests performed in the first quarter of 2023, increased access to provider offices following COVID-19 restrictions in place in 2022 and our focus on improving field sales efficiencies. We expect revenue to continue to increase in 2023 due to our investment in key salesforce hires and strategic product development.

Genetics Revenue. Genetics revenue was $1,000 for the three months ended March 31, 2023, compared to $58,000 for the same period in 2022. Revenue for Aspira GenetiX was recognized when the Aspira GenetiX test is completed based on estimates of what we expect to ultimately realize. The Company has discontinued offering genetics testing effective September 30, 2022.

Cost of Revenue – Product. Cost of product revenue was $1,125,000 for the three months ended March 31, 2023, compared to $857,000 for the same period in 2022, representing an increase of $268,000, or 31%, due primarily to increased postage, lab supply and consulting costs resulting from the increase in tests performed compared to the prior year, as well as the launch of OvaWatch.

Cost of Revenue – Genetics. Cost of genetics revenue, which consisted primarily of personnel costs and consulting expense related to the launch of Aspira GenetiX, was $0 for the three months ended March 31, 2023, compared to $75,000 for the same period in 2022. The Company discontinued the genetics testing offering effective September 30, 2022.

Gross Profit Margin.  Gross profit margin for product revenue decreased slightly to 51.4% for the three months ended March 31, 2023, compared to 53.3% for the same period in 2022.

Research and Development Expenses.  Research and development expenses represent costs incurred to develop our technology and carry out clinical studies, and include personnel-related expenses, regulatory costs, reagents and supplies used in research and development laboratory work, infrastructure expenses, contract services and other outside costs. Research and development expenses for the three months ended March 31, 2023 decreased by $117,000, or 9%, compared to the same period in 2022. This decrease was primarily due to decreases in clinical trials and supplies of $118,000 and consulting costs of $73,000, partially offset by collaboration costs of $75,000. We expect research and development expenses to increase in the second quarter of 2023, as a result of increased projects, clinical studies and our research collaboration agreements.

Sales and Marketing Expenses.  Our sales and marketing expenses consist primarily of personnel-related expenses, education and promotional expenses. These expenses include the costs of educating physicians and other healthcare professionals regarding our products. Sales and marketing expenses also include the costs of sponsoring continuing medical education, medical meeting participation, and dissemination of scientific and health economic publications. Sales and marketing expenses for the three months ended March 31, 2023 decreased by $1,935,000, or 43%, compared to the same period in 2022. This decrease was primarily due to decreased personnel costs of $2,024,000, which included severance and other costs related to our sales force reorganization in the first quarter of 2022, and other marketing costs of $89,000, partially offset by an increase in consulting costs of $234,000. We expect sales and marketing expenses to modestly increase in the second quarter of 2023 as we continue to focus on the commercialization of OvaWatch.

General and Administrative Expenses.  General and administrative expenses consist primarily of personnel-related expenses, professional fees and other costs, including legal, finance and accounting expenses and other infrastructure expenses. General and administrative expenses for the three months ended March 31, 2023 decreased by $1,196,000, or 27%, compared to the same period in 2022. This decrease was primarily due to a decrease in personnel expenses of $1,127,000 and consulting costs of $240,000, partially offset by increased audit fees of $154,000. We expect general and administrative expenses to decrease slightly in the second quarter of 2023 due to recent personnel changes.

Change in fair value of warrant liabilities.  The fair values of the warrants as of March 31, 2023 and December 31, 2022 were $2,304,000 and $2,280,000, respectively, for a net change in fair value of $24,000.

Liquidity and Capital Resources

We plan to continue to expend resources selling and marketing OvaSuite and developing additional diagnostic tests and service capabilities.

We have incurred significant net losses and negative cash flows from operations since inception, and as a result have an accumulated deficit of approximately $504,965,000 as of March 31, 2023. We also expect to incur a net loss and negative cash flows from operations for 2023. Working capital levels may not be sufficient to fund operations as currently planned through the next twelve months, absent a significant increase in revenue over historic revenue or additional financing. Given the above conditions, there is substantial doubt about our ability to continue as a going concern.

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

As discussed in Note 4 to our unaudited condensed consolidated financial statements, in March 2016, we entered into a loan agreement (as amended on March 7, 2018 and April 3, 2020, the “DECD Loan Agreement”) with the State of Connecticut Department of Economic and Community Development (the “DECD”), pursuant to which we may borrow up to $4,000,000 from the DECD.

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

Under the terms of the DECD Loan Agreement, the Company may be eligible for forgiveness of up to $1,500,000 of the principal amount of the loan if we achieve certain job creation and retention milestones by December 31, 2022. The Company is in the process of completing its analysis of our compliance with the forgiveness criteria, and expects to submit the documentation required by the agreement in the second quarter of 2023. The Company has not yet been legally released of the liability. If we were either unable to retain 25 full-time employees with a specified average annual salary for a consecutive two-year period or do not maintain our Connecticut operations through March 22, 2026, the DECD may require early repayment of a portion or all of the loan plus a penalty of 5% of the total funded loan. For additional information, see Note 4 to our unaudited condensed consolidated financial statements.

As discussed in Note 6 to our unaudited condensed consolidated financial statements, on August 22, 2022, the Company completed a public offering (the “2022 Offering”) resulting in net proceeds of approximately $7,675,000, after deducting underwriting discounts and offering expenses of $1,325,000.

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

As discussed in Note 6 to our unaudited condensed consolidated financial statements, on February 10, 2023, we entered into a Controlled Equity Offering Sales Agreement with Cantor, as agent, pursuant to which we may offer and sell, from time to time, through Cantor, shares of our common stock, par value $0.001 per share, having an aggregate offering price of up to $12.5 million.

As discussed in Note 6 to our unaudited condensed consolidated financial statements, on March 28, 2023, we entered into an agreement with Lincoln Park, pursuant to which we have the right to sell to Lincoln Park shares of our common stock, having an aggregate value of up to $10 million, subject to certain limitations and conditions, at our sole discretion during a 36-month period ending March 27, 2026.

As mentioned, we have incurred significant net losses and negative cash flows from operations since inception, and we expect to continue to incur a net loss and negative cash flows from operations in 2023. At March 31, 2023 we had an accumulated deficit of $504,965,000 and stockholders’ equity of $827,000. As of March 31, 2023, we had $7,535,000 of cash and cash equivalents (excluding restricted cash of $253,000), $5,911,000 of current liabilities, and working capital of $4,617,000. There can be no assurance that we will achieve or sustain profitability or positive cash flow from operations. While we expect to grow revenue through Aspira Labs, there is no assurance of our ability to generate substantial revenues and cash flows from Aspira Labs’ operations. We expect revenue from our products to be our only material, recurring source of cash in 2023.

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

Net cash used in operating activities was $5,706,000 for the three months ended March 31, 2023, resulting primarily from the net loss reported of $6,067,000, which includes non-cash expenses in the amount of $323,000 related to changes in prepaid expense, $133,000 related to stock compensation expense, $70,000 related to depreciation and amortization and changes in accounts payable, accrued liabilities and other liabilities of $104,000, offset by changes in accounts receivable of $309,000.

Net cash used in operating activities was $10,173,000 for the three months ended March 31, 2022, resulting primarily from the net loss reported of $9,268,000, which includes non-cash items in the amount of $1,705,000 related to changes in accounts payable, accrued liabilities and other liabilities, stock compensation expense of $838,000 and depreciation and amortization of $64,000.

Net cash used in investing activities was $8,000 and $82,000 for the three months ended March 31, 2023 and 2022, respectively, which consisted of property and equipment purchases.

Net cash used in financing activities was $55,000 for the three months ended March 31, 2023, stemming primarily from the at the market offering resulting from gross proceeds of $162,000, transaction-related offering costs of $132,000, in addition to principal payments on the DECD loan. Net cash used in financing activities was $70,000 for the three months ended March 31, 2022, which resulted primarily from principal payments on the DECD loan.

Based on the available objective evidence, we believe it is more likely than not that net deferred tax assets will not be fully realizable. Accordingly, we have provided a full valuation allowance against the Company’s net deferred tax assets. This was also the case at the beginning of the period, therefore, there was no deferred income tax expense or benefit for the period.

Legislation commonly referred to as the Tax Cuts and Jobs Act was enacted in December 2017. As a result of the Tax Cuts and Jobs Act of 2017, federal NOLs arising before January 1, 2018, and federal NOLs arising after January 1, 2018, are subject to different rules. The Company’s pre- 2018 federal NOLs will expire in varying amounts from 2023 through 2037, if not utilized; and can offset 100% of future taxable income for regular tax purposes. Any federal NOLs arising after January 1, 2018, can generally be carried forward indefinitely and can offset up to 80% of future taxable income. State NOLs will expire in varying amounts from 2023 through 2042 if not utilized. Our ability to use our NOLs during this period will be dependent on our ability to generate taxable income, and NOLs could expire or remain unutilized if the Company does not generate sufficient taxable income to use them.

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

Our unrecognized tax benefits attributable to research and development credits will increase during the period for tax positions taken during the year and will decrease for expiration of a portion of the carryforwards during the period.

Off-Balance Sheet Arrangements

As of March 31, 2023, we had no off-balance sheet arrangements that are reasonably likely to have a current or future material effect on our unaudited condensed consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Per Item 305(e) of Regulation S-K, the information called for by this Item 3 is not required.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

Our senior management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management, including our Chief Executive Officer and Interim Chief Financial Officer, performed an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2023. Based on this evaluation, our Chief Executive Officer and Interim Chief Financial Officer have concluded that as of March 31, 2023, our disclosure controls and procedures were not effective. This was due to two material weaknesses in the internal control over financial reporting that were identified as of December 31, 2022 and disclosed in our Annual Report on Form 10-K related to multiple deficiencies and a lack of timely operation of certain internal controls over financial reporting and disclosures that continue to exist as of March 31, 2023.

Material Weaknesses.

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

We did not design general information technology controls, including user access and program change-management controls, nor did we adequately assess the controls of service organizations related to certain information technology systems that are used to process and record certain revenue and expense transactions and support the Company’s financial reporting processes or over data and reports accumulated in such information technology systems. Additionally, certain internal controls over financial reporting that ensure the completeness and accuracy of the consolidated financial statements were not performed timely in connection with the year-end close and reporting process. These have resulted in material weaknesses in our internal control over financial reporting as of March 31, 2023. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

Enhance procedures designed to annually review of the materiality of transactions that are processed by applications implemented in prior years to identify programs that have become material subsequent to their initial implementation.

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

Changes in internal controls over financial reporting.

Other than the steps to remediate the weaknesses discussed above, there was no change in our internal control over financial reporting that occurred during the period ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

In the ordinary course of business, we may periodically become subject to legal proceedings and claims arising in connection with ongoing business activities. The results of litigation and claims cannot be predicted with certainty, and unfavorable resolutions are possible and could materially and adversely affect our results of operations, cash flows and financial position. In addition, regardless of the outcome, litigation could have an adverse impact on us because of defense costs, diversion of management resources and other factors. While the outcome of these proceedings and claims cannot be predicted with certainty, there are no matters, as of March 31, 2023, that, in the opinion of management, will have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 1A.    RISK FACTORS

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to our risk factors from those disclosed under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 30, 2023 (the “2022 Annual Report”). The risks and uncertainties described in our 2022 Annual Report are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also materially adversely affect our business, financial condition or results of operations. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6.    EXHIBITS The following exhibits are filed or incorporated by reference with this report as indicated below:

		Incorporated by Reference
Exhibit					Filing	Filed
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith
3.1	Fourth Amended and Restated Certificate of Incorporation of Vermillion, Inc. dated January 22, 2010	8-K	000-31617	3.1	January 25, 2010
3.2	Certificate of Amendment of Fourth Amended and Restated Certificate of Incorporation, effective June 19, 2014	10-Q	001-34810	3.2	August 14, 2014
3.3	Certificate of Amendment to Fourth Amended and Restated Certificate of Incorporation of Vermillion, Inc. dated June 11, 2020	8-K	001-34810	3.1	June 11, 2020
3.4	Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation, as amended February 6, 2023	8-K	001-34810	3.1	February 7, 2023
3.5	Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock	8-K	001-34810	4.1	April 17, 2018
3.6	Amended and Restated Bylaws of Aspira Women's Health Inc., effective February 23, 2022	8-K	001-34810	3.1	February 28, 2022
3.7	Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation, as amended May 11, 2023	8-K	001-34810	3.1	May 11, 2023
10.1	Sales Agreement, dated February 10, 2023	8-K	001-34810	1.1	February 10, 2023
10.2	Amended and Restated Employment Agreement between Aspira Women’s Health Inc. and Nicole Sandford effective March 1, 2023	8-K	001-34810	10.1	March 2, 2023
10.3	Purchase Agreement, dated as of March 28, 2023, by and between Aspira Women’s Health Inc. and Lincoln Park Capital Fund, LLC.	8-K	001-34810	10.1	March 30, 2023
10.4	Registration Rights Agreement, dated as of March 28, 2023, by and between Aspira Women’s Health Inc. and Lincoln Park Capital Fund, LLC	8-K	001-34810	10.2	March 30, 2023
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					√
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					√

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	√√
101.INS	Inline XBRL Instance Document - (the instant document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).	√
101.SCH	Inline XBRL Taxonomy Extension Schema Document	√
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	√
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	√
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document	√
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	√
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	√

√	Filed herewith
√√	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aspira Women’s Health Inc.
Date: May 15, 2023	/s/ Nicole Sandford
Nicole Sandford President and Chief Executive Officer (Principal Executive Officer) and Director
Date: May 15, 2023	/s/ Marlene McLennan
Marlene McLennan Interim Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)