Form 10-Q
period 2023-06-30
Aspira Women's Health Inc.
filed 2023-08-14
CIK 926617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 10, 2023, the registrant had 10,198,341 shares of common stock, par value $0.001 per share, outstanding.

ASPIRA WOMEN’S HEALTH INC.

FORM 10-Q

For the Quarter Ended June 30, 2023

The following are registered and unregistered trademarks and service marks of Aspira Women’s Health Inc.: VERMILLION SM, Aspira Women’s Health®, OVA1®, OVERA®, ASPiRA LABS SM, OvaCalc®, OVASUITESM, ASPiRA GenetiXSM , OVA1PLUS®, OVAWATCHSM, EndoCheckSM, OVAInheritSM, Aspira SynergySM,, OVA360SM, ASPIRA IVD® , and YOUR HEALTH, OUR PASSION®.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Aspira Women’s Health Inc.

Condensed Consolidated Balance Sheets (unaudited)

(Amounts in Thousands, Except Share and Par Value Amounts)

	June 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$4,246	$13,306
Accounts receivable, net of reserves of $57 and $9, at June 30, 2023 and December 31, 2022, respectively	1,638	1,245
Prepaid expenses and other current assets	706	1,442
Inventories	272	316
Total current assets	6,862	16,309
Property and equipment, net	261	368
Right-of-use assets	342	282
Restricted cash	255	251
Other assets	-	163
Total assets	$7,720	$17,373
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$1,072	$881
Accrued liabilities	3,549	3,650
Current portion of long-term debt	259	403
Short-term debt	306	764
Lease liability	188	77
Total current liabilities	5,374	5,775
Non-current liabilities:
Long-term debt	1,334	2,315
Lease liability	228	272
Warrant liabilities	1,312	2,280
Total liabilities	8,248	10,642
Commitments and contingencies (Note 4)
Stockholders’ equity (deficit):
Common stock, par value $0.001 per share, 200,000,000 and 150,000,000 shares authorized at June 30, 2023 and December 31, 2022, respectively; 8,473,363 and 8,306,326 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	9	8
Additional paid-in capital	506,745	505,621
Accumulated deficit	(507,282)	(498,898)
Total stockholders’ equity (deficit)	(528)	6,731
Total liabilities and stockholders’ equity (deficit)	$7,720	$17,373

See accompanying notes to the unaudited condensed consolidated financial statements.

Aspira Women’s Health Inc.

Condensed Consolidated Statements of Operations (unaudited)

(Amounts in Thousands, Except Share and Per Share Amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenue:
Product	$2,491	$2,018	$4,806	$3,853
Genetics	-	48	1	106
Total revenue	2,491	2,066	4,807	3,959
Cost of revenue(1):
Product	941	1,036	2,066	1,893
Genetics	-	64	-	139
Total cost of revenue	941	1,100	2,066	2,032
Gross profit	1,550	966	2,741	1,927
Operating expenses:
Research and development(2)	693	1,410	1,924	2,758
Sales and marketing(3)	1,772	3,580	4,334	8,077
General and administrative(4)	3,406	4,196	6,573	8,559
Total operating expenses	5,871	9,186	12,831	19,394
Loss from operations	(4,321)	(8,220)	(10,090)	(17,467)
Change in fair value of warrant liabilities	992	-	968	-
Interest income (expense), net	8	(10)	34	(28)
Other income (expense), net	1,004	(13)	704	(16)
Net loss	$(2,317)	$(8,243)	$(8,384)	$(17,511)
Net loss per share - basic and diluted	$(0.28)	$(1.10)	$(1.00)	$(2.34)
Weighted average common shares used to compute basic and diluted net loss per common share	8,400,157	7,482,860	8,357,013	7,479,435
Non-cash stock-based compensation expense included in cost of revenue and operating expenses:
(1) Cost of revenue	$2	$35	$15	$87
(2) Research and development	56	53	133	49
(3) Sales and marketing	139	58	122	205
(4) General and administrative	291	464	351	1,107

See accompanying notes to the unaudited condensed consolidated financial statements.

Aspira Women’s Health Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) (unaudited)

(Amounts in Thousands, Except Share Amounts)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance at December 31, 2022	8,306,326	$8	$505,621	$(498,898)	$6,731
Net loss	-	-	-	(6,067)	(6,067)
Common stock issued under an at the market offering agreement, net of issuance costs	23,217	-	30	-	30
Stock-based compensation expense	-	-	133	-	133
Balance at March 31, 2023	8,329,543	$8	$505,784	$(504,965)	$827
Net loss	-	-	-	(2,317)	(2,317)
Common stock issued under an at the market offering agreement, net of issuance costs	12,335	-	47	-	47
Common stock issued under an equity line of credit agreement, net of issuance costs	53,335	-	169	-	169
Common stock issued for vested restricted stock awards	30,441	1	263	-	264
Common stock issued for entering into equity line of credit with Lincoln Park	47,733		258		258
Stock-based compensation expense	-	-	224	-	224
Fractional shares adjustment related to reverse stock split	(24)	-	-	-	-
Balance at June 30, 2023	8,473,363	$9	$506,745	$(507,282)	$(528)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance at December 31, 2021	7,475,916	$7	$501,893	$(471,728)	$30,172
Net loss	-	-	-	(9,268)	(9,268)
Common stock issued in conjunction with exercise of stock options	200	-	2	-	2
Stock-based compensation expense	-	-	838	-	838
Balance at March 31, 2022	7,476,116	$7	$502,733	$(480,996)	$21,744
Net loss	-	-	-	(8,243)	(8,243)
Common stock issued in conjunction with exercise of stock options	1,333	-	11	-	11
Common stock issued for restricted stock awards	8,977	-	140	-	140
Stock-based compensation expense	-	-	470	-	470
Balance at June 30, 2022	7,486,426	$7	$503,354	$(489,239)	$14,122

See accompanying notes to the unaudited condensed consolidated financial statements.

Aspira Women’s Health Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

(Amounts in Thousands)

	Six Months Ended
	June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(8,384)	$(17,511)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash lease expense	7	4
Depreciation and amortization	122	128
Stock-based compensation expense	621	1,448
Change in fair value of warrant liabilities	(968)	-
Loss on impairment and disposal of property and equipment	(3)	3
Forgiveness of DECD loan	(1,000)	-
Financing expense for entering into equity line of credit with Lincoln Park	258	-
Changes in operating assets and liabilities:
Accounts receivable	(393)	(85)
Prepaid expenses and other assets	899	408
Inventories	44	(17)
Accounts payable, accrued liabilities and other liabilities	(326)	(855)
Net cash used in operating activities	(9,123)	(16,477)
Cash flows from investing activities:
Purchase of property and equipment	(12)	(105)
Net cash used in investing activities	(12)	(105)
Cash flows from financing activities:
Principal repayment of DECD loan	(167)	(131)
Proceeds from issuance of common stock from exercise of stock options	-	13
Proceeds from at the market offering	211	-
Payment of issuance costs for at the market	(134)	-
Proceeds from equity line of credit	169	-
Net cash provided by (used in) financing activities	79	(118)
Net decrease in cash, cash equivalents and restricted cash	(9,056)	(16,700)
Cash, cash equivalents and restricted cash, beginning of period	13,557	37,430
Cash, cash equivalents and restricted cash, end of period	$4,501	$20,730
Reconciliation to Consolidated Balance Sheet:
Cash and cash equivalents	$4,246	$20,480
Restricted cash	255	250
Unrestricted and restricted cash and cash equivalents	$4,501	$20,730
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$33	$38
Supplemental disclosure of noncash investing and financing activities:
Forgiveness of DECD loan	(1,000)	-
Commitment shares for equity line of credit	258	-

See accompanying notes to the unaudited condensed consolidated financial statements.

Aspira Women’s Health Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.    ORGANIZATION, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

Organization

Aspira Women’s Health Inc., (“Aspira” and its wholly-owned subsidiaries are collectively referred to as the “Company”) is incorporated in the state of Delaware, and is engaged in the business of discovering, developing and commercializing risk assessment and diagnostic tests for gynecologic disease. The Company currently markets and distributes the following products and related services: (1) Ova1Plus, a non-invasive blood test that combines two FDA-cleared tests for women with pelvic masses who are planned for surgery: Ova1, leveraging its high sensitivity, and Overa, with its high specificity; and (2) OvaWatch, a non-invasive blood test used to assess the risk of ovarian cancer for women with adnexal masses, evaluated by initial clinical assessment as likely benign or indeterminant with a negative predictive value of 99%.

Collectively, these tests are referred to and marketed as OvaSuite. Revenue from these sources is included in total revenue in the results of operations for the three and six months ended June 30, 2023 and 2022, respectively.

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

Liquidity

As of June 30, 2023, the Company had approximately $4,246,000 of cash and cash equivalents (excluding restricted cash of $255,000), an accumulated deficit of approximately $507,282,000, and working capital of approximately $1,488,000. For the three and six months ended June 30, 2023, the Company incurred a net loss of $2,317,000 and $8,384,000, respectively, and used cash in operations of $3,417,000 and $9,123,000, respectively. The Company has incurred significant net losses and negative cash flows from operations since inception. The Company also expects to continue to incur a net loss and negative cash flows from operations for the remainder of 2023. In the event that the Company’s existing cash on hand is not sufficient to fund operations, meet its capital requirements or satisfy the anticipated obligations as they become due, the Company expects to take further action to protect its liquidity position, which include, but are not limited to:

•Raising capital through equity or debt offerings either in the public markets or via private placement offering, including through financing facilities described elsewhere in the financial statements; however, no assurance can be given that capital will be available on acceptable terms or at all;

•Reducing executive bonuses or replacing cash compensation with equity grants;

•Reducing professional services and consulting fees and eliminating non-critical projects;

•Reducing, eliminating or deferring discretionary marketing programs; and

•Reducing travel and entertainment expenses.

The Company has outstanding warrants to purchase shares of its common stock that may be exercised although there can be no assurance that the warrants will be exercised.

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

On June 1, 2022, the Company received a deficiency letter from the Listing Qualifications Department of the Nasdaq Stock Market notifying the Company that, for the preceding 30 consecutive business days, the closing bid price for the Company’s common stock was below the minimum $1.00 per share requirement for continued inclusion on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Rule”). On November 29, 2022, the Company was granted an additional 180-calendar day compliance period, or until May 29, 2023, to regain compliance with the minimum bid price requirement. On May 26, 2023, the Company was notified by Nasdaq that we had regained compliance.

On July 11, 2023, the Company received a new deficiency letter from the Listing Qualifications Department of the Nasdaq Stock Market notifying the Company that, for the 30 consecutive business days prior to the date of the deficiency letter, the Company’s Market Value of Listed Securities was below the minimum of $35 million requirement for continued inclusion on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(b)(2) (the “MVLS Requirement”). In accordance with Nasdaq Listing Rule 5810(c)(3)(C), Nasdaq has provided the Company with 180 calendar days, or until January 8, 2024, to regain compliance with the MVLS Requirement. There is no assurance that the Company will be able to regain compliance by the January 8, 2024 deadline, and there is no assurance that the Company will otherwise maintain compliance with this or any of the other Nasdaq continued listing requirements.

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

The unaudited condensed consolidated financial statements and related disclosures have been prepared with the presumption that users of the unaudited condensed consolidated financial statements have read or have access to the audited consolidated financial statements for the preceding fiscal year. The consolidated balance sheet at December 31, 2022 included in this report has been derived from the audited consolidated financial statements at that date but does not include all the information and notes required by GAAP. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2022 included in Aspira’s Annual Report on Form 10-K, which was filed with the U.S. Securities and Exchange Commission, “SEC”), on March 30, 2023.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimated results.

Significant Accounting Policies

Revenue Recognition

Product Revenue – OvaSuite: The Company recognizes product revenue in accordance with the provisions of Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). Product revenue is recognized upon completion of the

OvaSuite test and delivery of results to the physician based on estimates of amounts that will ultimately be realized. In determining the amount of revenue to be recognized for a delivered test result, the Company considers factors such as payment history and amount, payer coverage, whether there is a reimbursement contract between the payer and the Company, and any developments or changes that could impact reimbursement. These estimates require significant judgment by management as the collection cycle on some accounts can be as long as one year. The effect of any change made to an estimated input component and, therefore revenue recognized, would be recorded as a change in estimate at the time of the change.

The Company also reviews its patient account population and determines an appropriate distribution of patient accounts by payer (i.e., Medicare, patient pay, other third-party payer, etc.) into portfolios with similar collection experience. The Company has elected this practical expedient that, when evaluated for collectability, results in a materially consistent revenue amount for such portfolios as if each patient account were evaluated on an individual contract basis. During the period ended June 30, 2023, there were no adjustments to estimates of variable consideration to derecognize revenue for services provided in a prior period; however, additional revenue of approximately $96,000 and $110,000 was recognized for amounts collected in excess of revenue estimated for prior periods during the three and six months ended June 30, 2023, respectively. There were no impairment losses on accounts receivable recorded during the three and six months ended June 30, 2023 and 2022, respectively.

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

In September 2022, the Company received a notice of cancellation from its only Aspira Synergy genetics carrier screening customer, Axia Women’s Health. As a result of this cancellation, along with the general deterioration of commercial opportunities in the genetics carrier screening market, has led the Company to cease providing Aspira GenetiX, including genetics carrier screening, on our Aspira Synergy platform, effective as of September 30, 2022. The Company had previously recognized genetics revenue under ASC 606 upon completion of the Aspira GenetiX test and delivery of results to the physician based on estimates of amounts that would ultimately have been realized. The Company did not incur any termination penalties nor did the Company accrue any expenses as a result of the cancellation. This is not expected to have a material impact on the Company’s revenues in any future periods.

Accounts Receivable: Virtually all accounts receivable are derived from sales made to customers located in North America. The Company performs ongoing credit evaluations of its customers’ financial condition and generally does not require collateral. The Company maintains an allowance for credit losses based upon the expected collectability of accounts receivable. In determining the amount of the allowance for credit losses, the Company considers historical collectability based on past due status and make judgments about the creditworthiness of customers based on ongoing credit evaluations. The Company also considers customer-specific information, current market conditions, and reasonable and supportable forecasts of future economic conditions.

Correction of Immaterial Errors

During the three months ended March 31, 2023, we identified an immaterial error related to the accounting for forfeitures in stock-based compensation that impacted previously issued 2022 consolidated financial statements. Management evaluated the impact on the 2022 and 2023 consolidated financial statements and concluded it was not material. As a result, the Company recorded an out of period adjustment to reduce stock-based compensation in the amount of $262,000 during the three months ended March 31, 2023. The adjustment resulted in a reduction to additional paid-in capital of $262,000 as of June 30, 2023.

In addition, the Company omitted the disclosure of the fair value hierarchy for the insurance promissory note and DECD loan as Level 2 and Level 3, respectively, within the fair value hierarchy and the fair value disclosures for the DECD loan. These immaterial errors have been corrected in Note 2 to our unaudited condensed consolidated financial statements.

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

Fair Value of Financial Instruments

Financial instruments of the Company consist primarily of cash and cash equivalents, restricted cash accounts, receivable, and accounts payable, and warrant liability. These items are considered Level 1 due to their short-term nature and their market interest rates, except for warrant liability, which is considered Level 2 and is recorded at fair value at the end of each reporting period.

The Company records Warrants in connection with the 2022 offering, discussed in Note 6 to our unaudited condensed consolidated financial statements, as a liability. The fair values of the Warrants as of June 30, 2023 and December 31, 2022 were approximately $1,312,000 and $2,280,000, respectively. The fair value of the warrants was estimated using Black-Scholes pricing model based on the following assumptions:

	June 30, 2023	December 31, 2022
Dividend yield	-%	-%
Volatility	101.1%	96.8%
Risk-free interest rate	4.31%	3.99%
Expected lives (years)	4.15	4.64
Weighted average fair value	$1.636	$2.850

The fair value of the Warrants was deemed to be derivative instruments due to certain contingent put feature, was determined using the Black-Scholes option pricing model, deemed to be an appropriate model due to the terms of the Warrants issued, including a fixed term and exercise price.

The fair value of Warrants was affected by changes in inputs to the Black-Scholes option pricing model including the Company’s stock price, expected stock price volatility, the contractual term, and the risk-free interest rate. This model uses Level 2 inputs, including stock price volatility, in the fair value hierarchy established by ASC 820 Fair Value Measurement. At June 30, 2023, the fair value of all Warrants was approximately $1,312,000, which are classified as a long-term Warrant liability on the Company’s balance sheet.

The carrying value of the Company’s insurance promissory note approximates fair value as of June 30, 2023 and December 31, 2022, due to the short-term nature of the insurance note and are classified as Level 2 within the fair value hierarchy.

The DECD loan is classified within Level 3 of the fair value hierarchy. The following table presents the carrying value and fair value of the DECD loan. The fair value of the DECD loan is estimated based on discounted cash flows using the prevailing market interest rates.

		June 30,		December 31,
		2023		2022
(in thousands)	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
DECD loan	Level 3	1,593	$1,357	$2,729	$2,110

3. PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets at June 30, 2023 and December 31, 2022 consist of the following:

	June 30,	December 31,
(in thousands)	2023	2022
Prepaid insurance	$308	$767
Software licenses	157	269
Subscriptions	32	211
Other	209	195
Total prepaid and other current assets	$706	$1,442

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

Under the terms of the DECD Loan Agreement, the Company was eligible for forgiveness of up to $1,500,000 of the principal amount of the loan if it was able to achieve certain job creation and retention milestones by December 31, 2022. On June 26, 2023, the Company was notified by the DECD that the Company satisfied all job creation and retention requirements under the loan agreement to receive forgiveness of $1,000,000. During the three months ended June 30, 2023, the Company recorded the $1,000,000 as other income in the unaudited condensed statement of operations. If the Company fails to maintain its Connecticut operations through March 22, 2026, the DECD may require early repayment of a portion or all of the remaining amount of the loan plus a penalty of 5% of the total funded loan.

Long-term debt consisted of the following:

	June 30,	December 31,
	2023	2022
(in thousands)
DECD loan, net of issuance costs	$1,593	$2,718
Less: Current portion, net of issuance costs	(259)	(403)
Total long-term debt, net of issuance costs	$1,334	$2,315

On June 6, 2023, the Company was granted a deferral of interest and principal payments on a portion of the remaining outstanding balances through December 1, 2023. As of June 30, 2023, the annual amounts of future minimum principal payments due under the Company’s contractual obligation are shown in the table below. Unamortized debt issuance costs for the DECD loan were $10,000.

	Payments Due by Period
(in thousands)	Total	2023	2024	2025	2026	2027	Thereafter
DECD Loan	$1,603	$26	$475	$485	$477	$140	$-
Total	$1,603	$26	$475	$485	$477	$140	$-

Insurance Notes

During 2022, the Company entered into an insurance promissory note for the payment of insurance premiums at an interest rate of 5.48%, with an aggregate principal amount outstanding of approximately $306,000 and $764,000 as of June 30, 2023 and December 31, 2022, respectively. The amount outstanding in 2023 could be substantially offset by the cancellation of the related insurance coverage which is classified in prepaid insurance. This note is payable in ten monthly installments with a maturity date of October 1, 2023 and has no financial or operational covenants.

Operating Leases

The Company leases facilities to support its business. The Company’s principal facility, including the Clinical Laboratory Improvements Amendments of 1988 (“CLIA”) laboratory used by Aspira Labs, Inc., is located in Austin, Texas, and administrative offices are located in Trumbull, Connecticut and Palo Alto, Califonia.

In December 2022, the Company renewed the Austin, Texas lease for one additional year. The Company’s renewed lease expires on January 31, 2024, with no automatic renewal or renewal option. The Company’s Texas lease has a term of 12 months, and the Company has elected the policy of not recording leases on the balance sheet when the leases have terms of 12 months or less. The Company recognizes the lease payments in profit and loss on a straight-line basis over the term of the lease, and variable lease payments in the period in which the obligation for the payments was incurred. Variable lease costs represent the Company’s share of the landlord’s operating expenses.

In September 2020, the Company exercised the renewal option for its Trumbull, Connecticut lease. The Company’s renewed lease expires on June 30, 2026, with a five-year renewal option. The Company is not reasonably certain that it will exercise the five-year renewal option beginning on July 1, 2026. On May 30, 2023, the Company entered into an agreement with the owner of its Trumbull, CT offices to move to a more economical location in Shelton, CT. The new lease term is for five years, and its commencement date is conditioned upon suitability of the existing space for a subtenant. Upon relocation, the fixed lease payment will be reduced to $5,000 per month for the first year, $5,383 per month for years two through four and $5,768 per month for the fifth year.

In January 2023, the Company entered into a new sublease agreement for an administrative facility in Palo Alto, California. The Company’s sublease term commenced in April 2023 and expires on May 31, 2024, with no option for renewal. The fixed lease payment will initially be approximately $9,000 per month and will increase to approximately $10,000 per month for the remainder of the lease beginning in January 2024. Future undiscounted lease payments are approximately $125,000.

The expense associated with these operating leases for the three months ended June 30, 2023 and 2022 is shown in the table below (in thousands).

		Three Months Ended June 30,
Lease Cost	Classification	2023	2022
Operating rent expense
	Cost of revenue	$24	$19
	Research and development	18	7
	Sales and marketing	2	10
	General and administrative	34	17
Variable rent expense
	Cost of revenue	$15	$10
	Research and development	3	5
	Sales and marketing	2	9
	General and administrative	22	17

Based on the Company’s leases as of June 30, 2023, the table below sets forth the approximate future lease payments related to operating leases with initial terms of one year or more (in thousands).

Year	Payments
2023 (remaining six months)	$112
2024	164
2025	124
2026	64
Total Operating Lease Payments	464
Less: Imputed Interest	(48)
Present Value of Lease Liabilities	416

Weighted-average lease term and discount rate were as follows:

	Three Months Ended June 30,
	2023	2022
Cash paid for amounts included in measurement of lease liabilities:
Operating cash outflows relating to operating leases	$57	$51
Weighted-average remaining lease term (in years)	2.5	4.0
Weighted-average discount rate	8.71%	9.32%

Non-cancellable Royalty Obligations

The Company is a party to an amended research collaboration agreement with The Johns Hopkins University School of Medicine under which the Company licenses certain of its intellectual property directed at the discovery and validation of biomarkers in human subjects, including but not limited to clinical application of biomarkers in the understanding, diagnosis and management of human disease. Under the terms of the amended research collaboration agreement, Aspira is required to pay the greater of 4% royalties on net sales of diagnostic tests using the assigned patents or annual minimum royalties of $57,500. Royalty expense for the three months ended June 30, 2023 and 2022 totaled $88,000 and $81,000, respectively, and royalty expense for the six months ended June 30, 2023 and 2022 totaled $178,000 and $154,000, respectively, as recorded in cost of revenue in the unaudited condensed consolidated statements of operations.

Business Agreements

On August 8, 2022, the Company entered into a sponsored research agreement with Harvard’s Dana-Farber Cancer Institute, Brigham & Women’s Hospital, and Medical University of Lodz, (the “Dana-Faber,

Brigham, Lodz Research Agreement”), for the generation of a multi-omic, non-invasive diagnostic aid to identify endometriosis based on circulating microRNAs and proteins. The Dana-Faber, Brigham, Lodz Research Agreement requires payments to be made upon the achievement of certain milestones. Under the terms of and as further described in the Dana-Faber, Brigham, Lodz Research Agreement, payments of approximately $1,252,000 have or will become due from the Company to the counterparties upon successful completion of certain deliverables in 2022 and 2023 as follows: 68% was paid in August 2022, with two additional payments of 15% and 17% to become payable upon completion of certain deliverables defined in the contract. During the three and six months ended June 30, 2023 approximately $24,000 and $47,000, respectively, has been recorded as research and development expense in the unaudited condensed consolidated financial statement of operations for the project. From the inception of the Dana-Faber, Brigham, Lodz Research Agreement through June 30, 2023, research and development expenses in the cumulative amount of $914,000 have been recorded.

On March 20, 2023, the Company entered into a licensing agreement (“Dana-Faber, Brigham, Lodz License Agreement”) with Harvard’s Dana-Farber Cancer Institute, Brigham & Women’s Hospital, and Medical University of Lodz under which the Company will license certain of its intellectual property to be used in the Company’s OvaSuite product portfolio. Under the Dana-Faber, Brigham, Lodz License Agreement, the Company paid an initial license fee of $75,000 and then will pay a license maintenance fee of $50,000 on each anniversary of the date of the Dana-Faber, Brigham, Lodz License Agreement. The Dana-Faber, Brigham, Lodz License Agreement also requires non-refundable royalty payments of up to $1,350,000 based on certain regulatory approvals and commercialization milestones and further royalty payments based on the net sales of the Company’s products included under the Dana-Faber, Brigham, Lodz License Agreement. No milestones have been reached as of June 30, 2023.

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

5. ACCRUED LIABILITIES

The following table describes the principal components of accrued liabilities on the Company’s unaudited condensed consolidated balance sheet as of:

	June 30,	December 31,
(in thousands)	2023	2022
Payroll and benefits related expenses	$1,430	$2,051
Collaboration and research agreements expenses	207	404
Professional services	1,198	556
Other accrued liabilities	714	639
Total accrued liabilities	$3,549	$3,650

6.    STOCKHOLDERS’ EQUITY (DEFICIT)

Additional Shares Authorized

On February 6, 2023, the Company filed with the Secretary of State of the State of Delaware a Certificate of Amendment to the Company’s Fourth Amended and Restated Certificate of Incorporation, as amended, to increase the authorized number of shares of the Company’s common stock from 150,000,000 shares to 200,000,000 shares.

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

2023 At the Market offering

On February 10, 2023, the Company entered into a Controlled Equity OfferingSM Sales Agreement, (the “Cantor Sales Agreement”), with Cantor Fitzgerald & Co., (“Cantor”), as agent, pursuant to which it may offer and sell, from time to time, through Cantor, shares of the Company’s common stock, par value $0.001 per share, having an aggregate offering price of up to $12.5 million, (the “Placement Shares”). The Placement Shares will be issued and sold pursuant to the Company’s effective registration statement on Form S-3 (Registration Statement No. 333-252267), as previously filed with, and declared effective by, the SEC. The Company filed a prospectus supplement, dated February 10, 2023, with the SEC in connection with the offer and sale of the Placement Shares.

Under the Cantor Sales Agreement, Cantor may sell the Placement Shares by any method permitted by law and deemed to be an “at the market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, or the Securities Act, including sales made directly on the Nasdaq Capital Market, on any other existing trading market for our common stock or to or through a market maker or in privately negotiated transactions. From time to time, the Company may instruct Cantor not to sell the Placement Shares if the sales cannot be effected at or above the price designated by the Company. Cantor receives a Placement Fee of 3% for each completed sale of Placement Shares under the Cantor Sales Agreement.

The Company is not obligated to make any sales of the Placement Shares under the Cantor Sales Agreement. The offering of the Placement Shares pursuant to the Cantor Sales Agreement will terminate upon the earlier of (a) the sale of all of the Placement Shares subject to the Cantor Sales Agreement or (b) the termination of the Cantor Sales Agreement by Cantor or the Company, as permitted therein. As of June 30, 2023 and December 31, 2022 the Company had $0 and $150,000, respectively, of deferred transaction-related offering costs recorded in other assets in the unaudited condensed consolidated balance sheet.

The Company incurred incremental transaction-related offering costs of approximately $11,000 and $143,000 in connection with the execution of the Cantor Sales Agreement during the three and six months ended June 30, 2023, respectively.

During the three and six months ended June 30, 2023, the Company sold 12,335 and 35,552, respectively, of the Placement Shares, as adjusted for the Reverse Stock Split, for gross proceeds of approximately $49,000 and $211,000, respectively. For the three and six months ended June 30, 2023, the Company recorded $2,000 and $134,000, respectively, as an offset to additional paid-in capital representing transaction-related offering costs of the Placement Shares.

As a result of a registered direct offering on July 24, 2023, the Company delivered written notice to Cantor on July 19, 2023 that it would place the Cantor Sales Agreement on suspension. During the suspension, the Company will not make any sales of common stock pursuant to the Cantor Sales Agreement unless and until a new prospectus supplement is filed with the SEC. The Cantor Sales Agreement remains in full force and effect during the suspension.

2023 Equity Line of Credit

On March 28, 2023, the Company entered into a purchase agreement (the “LPC Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”) and a registration rights agreement (the “LPC Registration Rights Agreement”), pursuant to which the Company has the right, in its sole discretion, to sell to Lincoln Park shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), having an aggregate value of up to $10,000,000 (the “Purchase Shares”), subject to certain limitations and conditions set forth in the LPC Purchase Agreement. The Company will control the timing and amount of any sales of Purchase Shares to Lincoln Park pursuant to the LPC Purchase Agreement.

Under the LPC Purchase Agreement, on any business day after March 28, 2023 selected by the Company over the 36-month term of the LPC Purchase Agreement (each, a “Purchase Date”), the Company may direct Lincoln Park to purchase up to 6,666 shares of Common Stock on such Purchase Date (a “Regular Purchase”); provided, however, that (i) a Regular Purchase may be increased to up to 13,333 shares, if the closing sale price per share of the Common Stock on Nasdaq is not below $7.50 on the applicable Purchase Date; (ii) a Regular Purchase may be increased to up to 16,666 shares, if the closing sale price per share of the Common Stock on Nasdaq is not below $11.25 on the applicable Purchase Date; and (iii) a Regular Purchase may be increased to up to 20,000 shares, if the closing sale price per share of the Common Stock on Nasdaq is not below $15.00 on the applicable Purchase Date. All terms of the LPC Purchase Agreement have been adjusted for the Reverse Stock Split. In any case, Lincoln Park’s maximum obligation under any single Regular Purchase will not exceed $1,000,000. The above-referenced share amount limitations and closing sale price thresholds are subject to adjustment for any reorganization, recapitalization, non-cash dividend, stock split, reverse stock split or other similar transaction as provided in the LPC Purchase Agreement. The purchase price per share for each such Regular Purchase will be equal to the lesser of:

1.the lowest sale price for the Common Stock on the Nasdaq Capital Market on the date of sale; and

2.the average of the three lowest closing sale prices for the Common Stock on the Nasdaq Capital Market during the 10 consecutive business days ending on the business day immediately preceding the purchase date.

The Company also has the right to direct Lincoln Park, on any business day on which the Company has properly submitted a Regular Purchase notice for the maximum amount the Company is then permitted to sell to Lincoln Park in such Regular Purchase, to purchase an additional amount of the Common Stock (an “Accelerated Purchase”) of additional shares based on criteria established in the LPC Purchase Agreement. An Accelerated Purchase, which is at the Company’s sole discretion, may be subject to additional requirements and discounts if certain conditions are met as defined in the LPC Purchase Agreement.

During both the three and six months ended June 30, 2023, the Company sold 53,335 shares under the LPC Purchase Agreement for gross proceeds of approximately $170,000. The Company incurred approximately $326,000 of costs related to the execution of the LPC Purchase Agreement, all of which are reflected in the unaudited condensed consolidated financial statements. Of the total costs incurred, approximately $258,000 was paid in common stock to Lincoln Park for a commitment fee and $30,000 was accrued for Lincoln Park expenses. These transaction costs were included in other expense in the unaudited condensed statement of operations. Approximately $10,000 and $38,000 was incurred for legal fees during the three and six months ended June 30, 2023, respectively, and were included in general and administrative expenses on the unaudited condensed statement of operations.

2022 Public Offering

On August 22, 2022, the Company, entered into an underwriting agreement (the “2022 Underwriting Agreement”) with William Blair & Company, L.L.C., as the sole underwriter (the “2022 Underwriter”). Pursuant to the 2022 Underwriting Agreement, the Company agreed to issue and sell, in an underwritten public offering (the “2022 Offering”), 799,985 shares, as adjusted for the reverse stock split, of the Company’s common stock, par value $0.001 per share and warrants to purchase up to 799,985 shares of Common Stock (the “Warrants”). Each share of Common Stock was sold at a price to the public of $11.25 per share, as adjusted for the reverse stock split, together with one Warrant to purchase one share of Common Stock and related Warrant.

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

The Company accounts for common stock warrants as either equity-classified or liability-classified instruments based on an assessment of the specific terms of the warrants and applicable authoritative guidance in ASC480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815-40, Contracts in Entity’s Own Equity (“ASC 815-40”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and meet all of the requirements for equity classification under ASC 815-40, including whether the warrants are indexed to the Company’s own stock and whether the events where holders of the warrants could potentially require net cash settlement are within the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. The Form of Warrant requires that, if the Company consummates any merger, consolidation, sale or other reorganization event, including the sale of all or substantially all of the Company’s assets, in which its common stock is converted into or exchanged for securities, cash or other property (“Fundamental Transaction”), then the Company shall pay at the holder’s option, exercisable at any time commencing on the occurrence or the consummation of the Fundamental Transaction (or, if later, the date of public announcement) and continuing up to 30 days, an amount of cash equal to the value of the remaining unexercised portion of the Warrant as determined in accordance with the Black-Scholes option pricing model on the date of such Fundamental Transaction provided; however, that if the Fundamental Transaction is not within the Company’s control, including not approved by the Board of Directors, the holder of the Warrant shall only be entitled to receive the same type or form of consideration (and in the same proportion), at the Black Scholes Value of the unexercised portion of the Warrant, that is being offered and paid to the holder of the Common Stock of the Company in connection with the Fundamental Transaction. The Black-Scholes option pricing model, as defined in the Form of Warrant, includes as an input, the highest volume weighted average price (“VWAP”) for a period of one trading day preceding the consummation or announcement of a Fundamental Transaction up to 30 days after a Fundamental Transaction. The Company has determined that an adjustment based on this input is not limited to the effect that is attributable to the Fundamental Transaction and therefore causes the Warrants to fail the indexation guidance under ASC 815-40. As a result, the Company has determined that the Warrants must be recorded as derivative liabilities upon issuance and marked to market on a quarterly basis in the Company’s unaudited condensed consolidated statement of operations until their exercise or expiration.

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

2010 Stock Incentive Plan

The Company’s employees, directors, and consultants were eligible to receive awards under the Vermillion, Inc. Second Amended and Restated 2010 Stock Incentive Plan (the “2010 Plan”), which was replaced by the 2019 Plan (as defined below) with respect to future equity grants. As of June 30, 2023, there were no shares of Aspira common stock available for future grants under the 2010 Plan.

As of June 30, 2023, a total of 270,529 shares of Aspira common stock were subject to outstanding stock options under the 2010 Plan.

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

Subject to the terms and conditions of the 2019 Plan, the initial number of shares authorized for grants (as adjusted for the reverse stock split) under the 2019 Plan is 699,485. On May 9, 2023, the Company’s stockholders approved an increase of 5,000,000 shares (333,333 shares as adjusted for the reverse stock split) in the number of shares available for issuance under the 2019 Plan for a total of 1,032,818 shares. To the extent an equity award granted under the 2019 Plan expires or otherwise terminates without having been exercised or paid in full, or is settled in cash, the shares of common stock subject to such award will become available for future grant under the 2019 Plan. As of June 30, 2023, 462,322 shares of Aspira common stock were subject to outstanding stock options, and 80,830 shares of Aspira common stock were subject to unvested restricted stock awards and a total of 357,669 shares of Aspira common stock were reserved for future issuance under the 2019 Plan.

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
	245,485

During the three months ended June 30, 2023, the Company granted the following awards under the 2019 Plan. Assumptions included in the fair value per share calculations were (i) expected terms of one to four years, (ii) one- to five-year treasury interest rates of 3.74% to 5.02% and (iii) market close prices ranging from $2.99 to $4.25. The Company recorded $51,000 in forfeitures for the three months ended June 30, 2023.

Grant Date	Number of Shares	Type of Award	Exercise Price	Fair Value / Share
5/18/2023	4,400	Options	$ 4.25	$ 3.76
5/18/2023	7,415	Options	$ 4.25	$ 2.02
6/1/2023	30,342	Options	$ 2.99	$ 2.14
6/1/2023	102,388	Restricted Stock Units	$ -	$ -
	144,545

The allocation of employee stock-based compensation expense, including expense reversals due to forfeitures, by functional area for the three and six months ended June 30, 2023 and 2022 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2023	2022	2023	2022
Cost of revenue	$2	$33	$9	$79
Research and development	52	20	127	(10)
Sales and marketing	2	58	(15)	205
General and administrative	295	441	262	1,017
Total	$351	$552	$383	$1,291

7.    LOSS PER SHARE

The Company calculates basic loss per share using the weighted average number of shares of Aspira common stock outstanding during the period. Because the Company is in a net loss position, diluted loss per share is calculated using the weighted average number of shares of Aspira common stock (as adjusted for the reverse stock split) outstanding and excludes the anti-dilutive effects of 1,613,666 potential shares of Aspira common stock for the three and six month ending June 30, 2023 and 692,387 potential shares of Aspira common stock as of June 30 2022, inclusive of 799,985 and 0 shares of Aspira common stock issuable upon the exercise of the warrants outstanding as of June 30, 2023 and 2022, respectively. Potential shares of Aspira common stock and warrants include incremental shares of Aspira common stock issuable upon the exercise of stock options and warrants and the vesting of unvested restricted stock units.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Numerator:
Net Loss	$(2,317)	$(8,243)	$(8,384)	$(17,511)
Denominator:
Shares used in computing net loss per share, basic and diluted	8,400,157	7,482,860	8,357,013	7,479,435
Net loss per share, basic and diluted	$(0.28)	$(1.10)	$(1.00)	$(2.34)

8.    SUBSEQUENT EVENTS

On July 20, 2023, the Company entered into a securities purchase agreement, (the “2023 Securities Purchase Agreement”), with several investors, (the “Purchasers”), in a registered direct offering (“July 2023 Registered Direct Offering”), relating to the issuance and sale of an aggregate of 1,694,820 shares, par value $0.001 per share, of its common stock for an aggregate gross proceeds of approximately $4.7 million before deducting placement agent fees and other estimated offering expenses payable by Aspira.

Under the 2023 Securities Purchase Agreement, Aspira issued 1,650,473 shares of common stock to certain Purchasers at an offering price of $2.75 per share, and 44,347 shares of common stock to Aspira’s directors and executive officers at an offering price of $3.98 per share.

Aspira engaged A.G.P./Alliance Global Partners to act as sole placement agent (the “Placement Agent”) in the July 2023 Registered Direct Offering. Aspira paid the Placement Agent a cash fee equal to 7.0% of the aggregate gross proceeds generated from the July 2023 Registered Direct Offering, except that, with respect to proceeds from the sale of 182,447 shares of common stock to certain Purchasers, including directors and executive officers of Aspira, the Placement Agent’s cash fee was 3.5%. Aspira also agreed to reimburse the Placement Agent for its accountable offering-related legal expenses in an amount up to $75,000 and to pay the Placement Agent a non-accountable expense allowance of $30,000. After deducting placement agent costs and other expenses, the net proceeds to the Company were approximately $4.2 million.

On August 3, 2023, Dr. Ryan Phan notified the Company of his intent to resign as Chief Scientific and Operating Officer of the Company effective September 15, 2023.

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

•listing of our common stock on the Nasdaq Capital Market;

•our plan to broaden our commercial focus from ovarian cancer to differential diagnosis of women with a range of gynecological diseases, including additional pelvic disease conditions such as endometriosis and, benign pelvic mass monitoring;

•our planned business strategy and the anticipated effects thereof, including partnerships such as those based on our Aspira Synergy platform, specimen or research collaborations, licensing arrangements and distribution agreements;

•plans to expand to markets outside of the United States;

•plans to develop new algorithms, molecular diagnostic tests, products and tools and otherwise expand our product offerings;

•plans related to our registry study for OvaWatch longitudinal monitoring and testing;

•plans to establish payer coverage and secure contracts for current and new products, including EndoCheck;

•plans to expand coverage and secure additional contracts for OvaSuite offerings;

•expectations regarding local and/or national coverage under Novitas, the Company’s Medicare Administrative Carrier;

•anticipated efficacy of our products, product development activities and product innovations, including our ability to improve sensitivity and specificity over traditional diagnostics;

•expected competition in the markets in which we operate;

•plans with respect to Aspira Labs, Inc. (“Aspira Labs”), including plans to expand or consolidate Aspira Labs’ testing capabilities;

•expectations regarding continuing future services provided by Quest Diagnostics Incorporated;

•expectations regarding continuing future services provided by BioReference Health, LLC;

•plans to develop informatics products as laboratory developed tests (“LDTs”) and Food and Drug Administration (“FDA”) oversight changes of LDTs;

•expectations regarding existing and future collaborations and partnerships for our products, including plans to enter into decentralized arrangements for our Aspira Synergy platform to and provide and expand access to our risk assessment tests;

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

•our ability to attract and retain top talent;

•expectations regarding the results of our clinical research studies and our ability to recruit patients to participate in such studies;

•our ability to use our net operating loss carryforwards and anticipated future tax liability under U.S. federal and state income tax legislation;

•expected market adoption of our diagnostic tests, including Ova1, Overa, Ova1Plus and OvaWatch, as well as our Aspira Synergy platform;

•expected market adoption of future products, including EndoCheck;

•expectations regarding our ability to launch new products we develop, license, co-market or acquire;

•expectations regarding the size of the markets for our products;

•expectations regarding reimbursement for our products, and our ability to obtain such reimbursement, from third-party payers such as private insurance companies and government insurance plans;

•potential plans to pursue clearance designation with the FDA with respect to EndoCheck and OvaWatch;

•expected target launch timing for OvaWatch longitudinal testing and EndoCheck;

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

Company Overview

Corporate Vision

Our core mission is to transform women’s gynecologic health through the development of technology-enabled diagnostic tools, starting with ovarian cancer. We aim to eradicate late-stage detection of ovarian cancer with diagnostic solutions for women of all ages, races, ethnicities and stages of the disease.

We plan to broaden our focus to the differential diagnosis of other gynecologic diseases that typically cannot be assessed through traditional non-invasive clinical procedures. We expect to continue commercializing our existing and new technology and to distribute our tests through our decentralized technology transfer service platform, Aspira Synergy. We also intend to continue to raise public awareness regarding the diagnostic superiority of the OvaSuite portfolio of testing as compared to cancer antigen 125 (“CA-125”) on its own for all women with adnexal masses, as well as the superior performance of machine learning algorithms in detecting ovarian cancer in different racial and ethnic populations. We plan to continue to expand access to our tests among Medicaid patients as part of our corporate mission to make the best care available to all women, and we plan to advocate for legislation and the adoption of our technology in professional society guidelines to provide broad access to our products and services.

We continue to focus on three key initiatives: growth, innovation, and operational excellence:

•Growth. The steady adoption of Ova1Plus creates a solid foundation for the introduction of new products. The OvaSuite portfolio has demonstrated sustained growth including a 16% increase in volume and a 23% increase in revenue in the second quarter of 2023 when compared with the same period in 2022. OvaWatch volume grew by more than 80% sequentially in the second quarter, as physicians recognized its ability to fill an unmet need in the management of adnexal masses. OvaWatch’s contribution to revenue has also increased since we began billing with its unique Proprietary Laboratory Assay, (“PLA Code”), on April 1, 2023. The average selling price for OvaWatch increased 142% sequentially in the second quarter of 2023 to $326 as payments have generally been consistent with the Ova1Plus historical reimbursement experience.

During the seasonally slow summer months, unprofitable sales territories were reviewed for remediation or elimination, resulting in consolidations that continued a trend that started in the spring of 2022. For the six months ended June 30, 2023, salesperson efficiency nearly doubled when compared to the same period of 2022 with each salesperson driving sales of 598 OvaSuite units in 2023 versus 354 in 2022. This trend is expected to continue in the second half of the year through accelerated commercial activities including point-of-care and print marketing, expansion of remote and national sales, and broad education and awareness events during Ovarian Cancer Awareness month in September 2023 as well as the continued focus on our marketing and distribution relationship with BioReference Health (formerly known as BioReference Laboratories, Inc.).

•Innovation. Innovation is fundamental to the long-term success of any diagnostics company. We believe the Company’s competitive positioning is superior as our processes to develop and validate new Lab Developed Tests (“LDTs”) are performed in a CLIA laboratory environment. This allows for the acceleration of assay commercialization and outstanding patient care.

During the second quarter of 2023, the American Society of Clinical Oncology published three abstracts related to our OvaSuite ovarian cancer portfolio, providing further evidence of the clinical usefulness of our proprietary multivariate index assays. OvaWatch, a non-invasive ovarian cancer risk assessment for women with adnexal masses to be used by physicians as part of initial clinical assessment, significantly expands the patient population that will benefit from our testing. OvaWatch was designed to be launched in two phases. The first phase, a one-time use test for initial clinical assessment, was launched in the fourth quarter of 2022. We intend to launch the second phase, which will be used for longitudinal testing, later in 2023.

We remain committed to launching EndoCheck, the first-of-its-kind noninvasive blood test for the diagnosis of endometriosis later this year. We have completed the development phase of the test, achieving preliminary performance that is superior to invasive laparoscopy, the current standard of care. While sample acquisition remains a challenge due to our intention to use only histologically confirmed cases for clinical validation, we believe we will be successful in obtaining sufficient evidence to support provider and payer adoption. We believe that the proliferation of commercially available and in-development therapeutics for the treatment of endometriosis will create even greater demand for the diagnosis of a disease that effects six and a half million American women according to the U.S. Department of Health and Human Services.

We plan to accelerate the development of our endometriosis product portfolio by supplementing our internal development and validation program with our partnership Harvard’s Dana-Farber Cancer Institute (“DFCI”), Brigham & Women’s Hospital (“BWH”), and Medical University of Lodz through a sponsored research agreement that we entered into in the third quarter of 2022.

•Operational Excellence. We expect to achieve our cash utilization goals for 2023 by focusing on spending that fuels innovation and growth. We have achieved significant reductions in cash used in operations during the six months ended June 30, 2023, while simultaneously increasing sales and accelerating product development. Gross margins increased to over 60% for the second quarter of 2023. This prudent use of resources will continue through the end of the year as will trends related to the declining usage of cash. We raised gross capital of $4.7 million in July 2023 in a registered direct offering, and intend to utilize existing facilities and non-dilutive sources of liquidity to provide the resources needed to execute our strategic priorities.

Our Business and Products

We currently market and distribute the following products and related services: (1) Ova1Plus, a non-invasive blood test that combines two FDA-cleared tests for women with pelvic masses who are planned for surgery: Ova1, a highly sensitive multivariate index assay, and Overa, which demonstrates higher specificity and reduces false elevations by 40%; and (2) OvaWatch, a non-invasive lab developed blood test used to assess the risk of ovarian cancer for women with adnexal masses, evaluated by initial clinical assessment as likely benign or indeterminant with a negative predictive value of 99%. Collectively, these tests are referred to and marketed as OvaSuite. Revenue from these sources is included in total revenue in the results of operations for the three and six months ended June 30, 2023 and 2022, respectively.

Our products are distributed through our own national sales force, through our proprietary decentralized testing platform and cloud service, (“Aspira Synergy”), and through a marketing and distribution agreement with BioReference Health, LLC (formerly known as BioReference Laboratories, Inc.), a subsidiary of OPKO Health, Inc.

Our Ova1 test received FDA de novo classification in September 2009. Ova1 comprises instruments, assays, reagents, and the OvaCalc software, which includes a proprietary algorithm that produces a risk score. Our Overa test, which includes an updated version of OvaCalc, received FDA 510(k) clearance in March 2016. Ova1, Overa and OvaWatch each use the Roche Cobas 4000, 6000 and 8000 platforms for analysis of proteins. Revenue from these sources is included in the results of operations in total revenue for the six months ended June 30, 2023.

OvaWatch has been developed and is validated for use in Aspira’s CLIA-certified lab as a non-invasive blood-based risk assessment test for use in conjunction with clinical assessment and imaging to determine ovarian cancer risk for patients with an adnexal mass whose adnexal mass has been determined by an initial clinical assessment as indeterminate or benign. The commercialization plan for OvaWatch will occur in two phases. Phase I was completed in the fourth quarter of 2022 with the launch of OvaWatch, a single use risk assessment test. Phase II will allow for longitudinal testing and is targeted for the second half of 2023 following the expected publication of data from the ongoing prospective clinical study.

With the addition of OvaWatch to the OvaSuite portfolio, we now offer a comprehensive set of high performing non-invasive diagnostic technologies for the 1.2 to 1.5 million women per year that present with an adnexal pelvic mass. No other diagnostic tools exist for the assessment of malignancy risk in the entire patient population.

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

About OvaWatch longitudinal testing: OvaWatch is a non-invasive blood-based risk assessment test to determine ovarian cancer risk for patients with an adnexal mass which has been determined by an initial clinical assessment as indeterminate or benign. Indeterminate masses, which make up between 18 and 50% of the cases in practice, are those for which a provider is unable to assess the risk of malignancy based on an ultrasound and physical examination alone. With a 99% negative predictive value, OvaWatch is designed to support a physician’s planned clinical management when traditional methods are inadequate. In addition to supporting earlier identification of ovarian cancer, OvaWatch may reduce unnecessary or premature surgery and the related long-term health risks associated with surgical menopause.

The test was developed through a rigorous scientific and clinical-based process and validated in a CLIA environment utilizing large retrospective cohorts of over 3,000 patients and multi-site prospective clinical studies. OvaWatch technology was validated for this application in two separate prospective cohorts of women. The first cohort was patients with an identified pelvic mass and symptoms. The second cohort was women whose pelvic mass was found incidentally and are asymptomatic, and that are also not scheduled for surgery.

OvaWatch was designed for launch in two stages. Phase I, which was launched during the fourth quarter of 2022 is a single use point in time test, and Phase II will allow Aspira to market the test for longitudinal testing and is targeted for the second half of 2023 upon obtaining sufficient data from the ongoing prospective clinical study.

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

Recent Developments

Business and Listing Updates

On August 8, 2022, we entered into a sponsored research agreement with DFCI, BWH, and Medical University of Lodz for the generation of a multi-omic, non-invasive diagnostic aid to identify endometriosis based on circulating microRNAs and proteins. Under the terms of the agreement, payments of approximately $1,252,000 have or will become due from us to the counterparties upon the successful completion of deliverables as defined in the agreement in 2022 and 2023 as follows: 68% was paid in August 2022, 15% will become payable upon completion of certain deliverables which occurred in the second quarter of 2023, and 17% will become payable upon completion of certain deliverables estimated to occur in the fourth quarter of 2023. During the three and six months ended June 30, 2023, approximately $23,000 and $47,000, respectively, has been recorded as research and development expense in the unaudited condensed consolidated statement of operations for the project. From the inception of the agreement through June 30, 2023, research and development expenses in the cumulative amount of $914,000 have been recorded.

We prepared an application for a Proprietary Laboratory Analyses, (“PLA code”), with the American Medical Association for OvaWatch to distinguish it from Ova1Plus with the expectation that Novitas and other payers will apply the Ova1Plus Centers for Medicare & Medicaid Services fee to OvaWatch, ensuring consistent coverage and pricing for both Ova products. In December 2022, we received the approval of PLA Code for OvaWatch from the American Medical Association. Since we began billing OvaWatch with the PLA Code on April 1, 2023, our reimbursement has been consistent with historical Ova1Plus experience, resulting in a sequential quarter over quarter increase of 142% in the OvaWatch average unit price, (“AUP”), to $326.

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

On November 29, 2022, we were granted an additional 180-calendar day compliance period, or until May 29, 2023, to regain compliance with the minimum bid price requirement. On May 26, 2023, we were notified by Nasdaq that we had regained compliance. There is no assurance that we will maintain compliance with this or any of the other Nasdaq continued listing requirements.

On July 11, 2023, we received written notice from the Listing Qualifications Department of the Nasdaq Stock Market notifying us that, for the last 30 consecutive business days, our Market Value of Listed Securities was below the minimum of $35 million requirement for continued inclusion on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(b)(2). In accordance with Nasdaq Listing Rule 5810(c)(3)(C), Nasdaq has provided the Company with 180 calendar days, or until January 8, 2024 (the “Compliance Date”), to regain compliance with the MVLS Requirement. If the Company regains compliance with the MVLS Requirement, Nasdaq will provide written confirmation to the Company and close the matter. In the event the Company does not regain compliance prior to the Compliance Date, the Company will receive written notification that its securities are subject to delisting, at which point the Company may appeal the delisting determination. There is no assurance that the Company will be able to regain compliance by the January 8, 2024 deadline, and there is no assurance that the Company will otherwise maintain compliance with this or any of the other Nasdaq continued listing requirements.

At our annual meeting on May 9, 2023, the stockholders of Aspira approved the proposal to authorize the Board of Directors in its discretion, without further authorization of Aspira’s stockholders, to amend Aspira’s Certificate of Incorporation to effect a reverse split of Aspira’s common stock by a ratio of between one for ten to one for 20. To regain compliance with Marketplace Rule 4310I(4), the Board of Directors approved on May 9,

2023, a one for fifteen reverse stock split (the “Reverse Stock Split”) of Aspira’s common stock. Cash was paid for post-split fractional shares equal to the product obtained by multiplying (i) the closing sales price of the common stock as reported on The Nasdaq Capital Market on the effective date of the certificate of amendment to the certificate of incorporation by (ii) the number of shares of common stock held by such stockholder before the Reverse Stock Split that would otherwise have been exchanged for such fractional share interest.

Also, on May 9, 2023 at our annual meeting, our stockholders approved the an amendment to the Aspira Women’s Health Inc. 2019 Plan to increase the number of shares of common stock available for future awards under the 2019 Plan as of the date of stockholder approval of the Amendment by 5,000,000 shares (333,333 shares as adjusted for the reverse stock split).

Also at our annual meeting on May 9, 2023, the stockholders of the Company elected three new members to the Company’s board of directors, (the “Board”), which includes Stefanie Cavanaugh, Jannie Herchuk and Lynn O’Connor. Robert Auerbach, M.D. and Ruby Sharma stepped down as members of the Board effective on May 9, 2003.

Effective May 31, 2023, Marlene McLennan’s term as Interim Chief Financial Officer ended, pursuant to her employment agreement. She was replaced by Torsten Hombeck on June 15, 2023.

On June 1, 2023, the Board appointed Winfred Parnell, M.D. as a director.

Recent Publications

On January 6, 2023, we announced that a manuscript, “Validation of Deep Neural Network-based Algorithm Supporting Clinical Management of Adnexal Mass,” had been published in the peer-reviewed journal, Frontiers in Medicine. The paper presents findings from the multi-site clinical study of the company’s new assay, OvaWatch, describing real-world evidence supporting the use of OvaWatch for the clinical management of adnexal masses.

For the 2023 American Society of Clinical Oncology (ASCO) Meeting, which took place on June 2-6, 2023, we published three abstracts online. These are (1) Multivariate index assay (MIA3G) to reduce preventive surgery for ovarian cancer, (2) Serial monitoring of ovarian cancer risk in women with adnexal mass, and (3) Multivariate index assay MIA3G vs other assessment tools for the ovarian cancer risk assessment of indeterminate masses. The abstracts support the clinical efficacy of the newly released OvaWatch by confirming OvaWatch as an industry-leading ovarian cancer risk assessment test that can safely reduce premature surgeries in theanagementt of adnexal masses. Reported data from a multi-center clinical study also indicate that OvaWatch may be utilized as a serial monitoring tool for women with adnexal masses that are not candidates for surgical intervention.

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

Results of Operations – Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022

The selected summary financial and operating data of the Company for the three months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended
	June 30,		Increase (Decrease)
(dollars in thousands)	2023	2022	Amount	%
Revenue:
Product	$2,491	$2,018	$473	23
Genetics	-	48	(48)	-
Total revenue	2,491	2,066	425	21
Cost of revenue:
Product	941	1,036	(95)	(9)
Genetics	-	64	(64)	-
Total cost of revenue	941	1,100	(159)	(14)
Gross profit	1,550	966	584	60
Operating expenses:
Research and development	693	1,410	(717)	(51)
Sales and marketing	1,772	3,580	(1,808)	(51)
General and administrative	3,406	4,196	(790)	(19)
Total operating expenses	5,871	9,186	(3,315)	(36)
Loss from operations	(4,321)	(8,220)	3,899	(47)
Change in fair value of warrant liabilities	992	-	992	-
Interest income (expense), net	8	(10)	18	180
Other income (expense), net	1,004	(13)	1,017	7,823
Net loss	$(2,317)	$(8,243)	$5,926	(72)

Product Revenue. Product revenue was $2,491,000 for the three months ended June 30, 2023, compared to $2,018,000 for the same period in 2022. Revenue for Aspira Labs is recognized when the Ova1, Overa, Ova1Plus or OvaWatch test is completed based on estimates of what we expect to ultimately realize. The 23% product revenue increase is due to an increase in OvaSuite test volume compared to the prior year and the addition of our OvaWatch product, as well as an increased revenue average unit price (“AUP”), which increased from $373 in the second quarter of 2022 to $396 in the second quarter of 2023. We expect product pricing to be volatile during 2023, as we seek broad payer adoption of the OvaWatch test launched in the fourth quarter of 2022.

The number of OvaSuite tests performed increased 16% to 6,289 during the three months ended June 30, 2023, compared to 5,411 product tests for the same period in 2022. This increase is a result of 884 OvaWatch tests performed in the second quarter of 2023, increased access to provider offices following COVID-19 restrictions in place in 2022 and our focus on improving field sales efficiencies. We expect revenue to continue to increase in 2023 due to our investment in key salesforce hires and strategic product development.

The volume and AUP for the three months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended
	June 30,
	2023	2022
Product Volume:
Ova1Plus	5,405	5,411
OvaWatch	884	-
Total OvaSuite	6,289	5,411

Average Unit Price (AUP):
Ova1Plus	$408	$373
OvaWatch	326	-
Total OvaSuite	$396	$373

Genetics Revenue. Genetics revenue was $0 for the three months ended June 30, 2023, compared to $48,000 for the same period in 2022. Revenue for Aspira GenetiX was recognized when the Aspira GenetiX test was completed based on estimates of what we expect to ultimately realize. The Company has discontinued offering genetics testing effective September 30, 2022.

Cost of Revenue – Product. Cost of product revenue was $941,000 for the three months ended June 30, 2023, compared to $1,036,000 for the same period in 2022, representing a decrease of $95,000, or 9%, due primarily to decreased software and personnel costs, offset by an increase in consulting costs resulting from the increase in tests performed compared to the prior year, as well as the launch of OvaWatch. As a percentage of product revenue, cost of product revenue decreased by more than 13% as a result of laboratory efficiencies, cost containment, and elimination of redundant software.

Cost of Revenue – Genetics. Cost of genetics revenue, which consisted primarily of personnel costs and consulting expense related to the launch of Aspira GenetiX, was $0 for the three months ended June 30, 2023, compared to $64,000 for the same period in 2022. The Company discontinued the genetics testing offering effective September 30, 2022.

Gross Profit Margin.  Gross profit margin for product revenue increased to 62.2% for the three months ended June 30, 2023, compared to 46.8% for the same period in 2022.

Research and Development Expenses.  Research and development expenses represent costs incurred to develop our technology and carry out clinical studies, and include personnel-related expenses, regulatory costs, reagents and supplies used in research and development laboratory work, infrastructure expenses, contract services and other outside costs. Research and development expenses for the three months ended June 30, 2023 decreased by $717,000, or 51%, compared to the same period in 2022. This decrease was primarily due to decreases in consulting costs of $318,000, collaborations costs of $183,000 and clinical trials and supplies of $158,000. We expect research and development expenses to increase over the remainder of 2023, as a result of the addition of sites in our EndoCheck clinical study and anticipated milestones in our research collaboration agreements.

Sales and Marketing Expenses.  Our sales and marketing expenses consist primarily of personnel-related expenses, education and promotional expenses. These expenses include the costs of educating physicians and other healthcare professionals regarding our products. Sales and marketing expenses also include the costs of sponsoring continuing medical education, medical meeting participation, and dissemination of scientific and health economic publications. Sales and marketing expenses for the three months ended June 30, 2023 decreased by $1,808,000, or 51%, compared to the same period in 2022. This decrease was primarily due to decreased personnel costs of $1,612,000, travel costs of $144,000 and consulting costs of $72,000. We expect sales and marketing expenses to modestly increase over the remainder of 2023 as we continue to focus on the commercialization of OvaWatch.

General and Administrative Expenses.  General and administrative expenses consist primarily of personnel-related expenses, professional fees and other costs, including legal, finance and accounting expenses and other infrastructure expenses. General and administrative expenses for the three months ended June 30, 2023 decreased by $790,000, or 19%, compared to the same period in 2022. This decrease was primarily due to a decrease in personnel expenses of $889,000 and outside legal costs of $258,000, partially offset by increased consulting fees of $290,000 and audit fees of $60,000. We expect general and administrative expenses to remain flat for the remainder of 2023.

Change in fair value of warrant liabilities.  The decrease in the fair value of warrant liabilities for the three months ended June 30, 2023 and 2022 was approximately $992,000 and $0, respectively. The change in fair value was primarily due to a decrease in the Company’s stock price.

Results of Operations - Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

The selected summary financial and operating data of the Company for the six months ended June 30, 2023 and 2022 were as follows.

	Six Months Ended
	June 30,		Increase (Decrease)
(dollars in thousands)	2023	2022	Amount	%
Revenue:
Product	$4,806	$3,853	$953	25
Genetics	1	106	(105)	(99)
Total revenue	4,807	3,959	848	21
Cost of revenue:
Product	2,066	1,893	173	9
Genetics	-	139	(139)	-
Total cost of revenue	2,066	2,032	34	2
Gross profit	2,741	1,927	814	42
Operating expenses:
Research and development	1,924	2,758	(834)	(30)
Sales and marketing	4,334	8,077	(3,743)	(46)
General and administrative	6,573	8,559	(1,986)	(23)
Total operating expenses	12,831	19,394	(6,563)	(34)
Loss from operations	(10,090)	(17,467)	7,377	(42)
Change in fair value of warrant liabilities	968	-	968	-
Interest income (expense), net	34	(28)	62	(221)
Other income (expense), net	704	(16)	720	(4,500)
Net loss	$(8,384)	$(17,511)	$9,127	(52)

Product Revenue. Product revenue was $4,806,000 for the six months ended June 30, 2023, compared to $3,853,000 for the same period in 2022. Revenue for Aspira Labs is recognized when the Ova1, Overa, Ova1Plus or OvaWatch test is completed based on estimates of what we expect to ultimately realize. The 25% product revenue increase is due to an increase in OvaSuite test volume compared to the prior year and the addition of our OvaWatch product, as well as an increase in average unit price (“AUP”), which increased to $383 for the six months ended June 30, 2023, compared to $376 for the same period in 2022.

The number of OvaSuite tests performed increased 22% to 12,548 during the six months ended June 30, 2023, compared to 10,257 product tests for the same period in 2022. This increase is a result of 1,375 OvaWatch tests performed in 2023, increased access to provider offices following COVID-19 restrictions in place in 2022 and our focus on improving field sales efficiencies.

The volume and AUP for the six months ended June 30, 2023 and 2022 were as follows:

	Six Months Ended
	June 30,
	2023	2022
Product Volume:
Ova1Plus	11,173	10,257
OvaWatch	1,375	-
Total OvaSuite	12,548	10,257

Average Unit Price (AUP):
Ova1Plus	$398	$376
OvaWatch	257	-
Total OvaSuite	$383	$376

Genetics Revenue. Genetics revenue was $1,000 for the six months ended June 30, 2023, compared to $106,000 for the same period in 2022. Revenue for Aspira GenetiX was recognized when the Aspira GenetiX test was completed based on estimates of what we expect to ultimately realize. The Company has discontinued offering genetics testing effective September 30, 2022.

Cost of Revenue – Product. Cost of product revenue was $2,066,000 for the six months ended June 30, 2023, compared to $1,893,000 for the same period in 2022, representing an increase of $173,000, or 9%, due primarily to increased postage, lab supply and blood draw costs resulting from the increase in tests performed compared to the prior year, as well as the launch of OvaWatch, partially offset by a decrease in software costs. As a percentage of product revenue, cost of product revenue decreased by more than 6% as a result of laboratory efficiencies, cost containment, and elimination of redundant software.

Cost of Revenue – Genetics. Cost of genetics revenue, which consisted primarily of personnel costs and consulting expense related to the launch of Aspira GenetiX, was $0 for the six months ended June 30, 2023, compared to $139,000 for the same period in 2022. The Company discontinued the genetics testing offering effective September 30, 2022.

Gross Profit Margin.  Gross profit margin for product revenue increased to 57.0% for the six months ended June 30, 2023, compared to 48.7% for the same period in 2022.

Research and Development Expenses.  Research and development expenses represent costs incurred to develop our technology and carry out clinical studies, and include personnel-related expenses, regulatory costs, reagents and supplies used in research and development laboratory work, infrastructure expenses, contract services and other outside costs. Research and development expenses for the six months ended June 30, 2023 decreased by $834,000, or 30%, compared to the same period in 2022. This decrease was primarily due to decreases in consulting costs of $384,000, clinical trials and supplies of $276,000 and collaboration costs of $108,000.

Sales and Marketing Expenses.  Our sales and marketing expenses consist primarily of personnel-related expenses, education and promotional expenses. These expenses include the costs of educating physicians and other healthcare professionals regarding our products. Sales and marketing expenses also include the costs of sponsoring continuing medical education, medical meeting participation, and dissemination of scientific and health economic publications. Sales and marketing expenses for the six months ended June 30, 2023 decreased by $3,743,000, or 46%, compared to the same period in 2022. This decrease was primarily due to decreased personnel costs of $3,636,000, which included severance and other costs related to our sales force reorganization in 2022, and other travel costs of $151,000, partially offset by an increase in consulting costs of $162,000.

General and Administrative Expenses.  General and administrative expenses consist primarily of personnel-related expenses, professional fees and other costs, including legal, finance and accounting expenses and other infrastructure expenses. General and administrative expenses for the six months ended June 30, 2023 decreased by $1,986,000, or 23%, compared to the same period in 2022. This decrease was primarily due to a decrease in personnel expenses of $2,016,000 and legal costs of $268,000, partially offset by increased audit fees of $214,000.

Change in fair value of warrant liabilities.   The decrease in the fair value of warrant liabilities for the six months ended June 30, 2023 and 2022 was approximately $968,000 and $0, respectively. The change in fair value was primarily due to a decrease in the Company’s stock price.

Liquidity and Capital Resources

We plan to continue to expend resources selling and marketing OvaSuite and developing additional diagnostic tests and service capabilities.

We have incurred significant net losses and negative cash flows from operations since inception, and as a result have an accumulated deficit of approximately $507,282,000 as of June 30, 2023. We also expect to incur a net loss and negative cash flows from operations for the remainder of 2023. Working capital levels may not be sufficient to fund operations as currently planned through the next twelve months, absent a significant increase in revenue over historic revenue or additional financing. Given the above conditions, there is substantial doubt about our ability to continue as a going concern.

We expect to raise capital through sources that may include public or private equity offerings, debt financings, the exercise of common stock warrants, collaborations, licensing arrangements, grants and government funding and strategic alliances, as well as our existing at-the-market and equity line of credit facilities. However, additional funding may not be available when needed or on terms acceptable to us. If we are unable to obtain additional capital, we may not be able to continue sales and marketing, research and development, or other operations on the scope or scale of current activity, and that could have a material adverse effect on our business, results of operations and financial condition.

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

Under the terms of the DECD Loan Agreement, we may be eligible for forgiveness of up to $1,500,000 of the principal amount of the loan if we achieve certain job creation and retention milestones by December 31, 2022. On June 26, 2023, the Company was notified by the DECD that we had satisfied all job creation and retention requirements under the loan agreement to receive forgiveness of $1,000,000. If we fail to maintain our Connecticut operations through March 22, 2026, the DECD may require early repayment of a portion or all of the loan plus a penalty of 5% of the total funded loan. For additional information, see Note 4 to our unaudited condensed consolidated financial statements.

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

As discussed in Note 8 to our unaudited condensed consolidated financial statements, on July 24, 2023, we completed a direct offering resulting in net proceeds of approximately $4.2 million.

As mentioned, we have incurred significant net losses and negative cash flows from operations since inception, and we expect to continue to incur a net loss and negative cash flows from operations in 2023. At June 30, 2023 we had an accumulated deficit of $507,282,000 and stockholders’ deficit of $528,000. As of June 30, 2023, we had $4,246,000 of cash and cash equivalents (excluding restricted cash of $255,000), $5,374,000 of current liabilities, and working capital of $1,488,000. There can be no assurance that we will achieve or sustain profitability or positive cash flow from operations. While we expect to grow revenue through Aspira Labs, there is no assurance of our ability to generate substantial revenues and cash flows from Aspira Labs’ operations. We expect revenue from our products to be our only material, recurring source of cash in 2023.

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

•our plans to acquire or invest in other products, technologies and businesses; and

•the potential need to add study sites to access additional patients to maintain clinical timelines.

Net cash used in operating activities was $9,123,000 for the six months ended June 30, 2023, resulting primarily from the net loss reported of $8,384,000, which includes non-cash expenses in the amount of $899,000 related to changes in prepaid expense, $621,000 related to stock compensation expense, $258,000 related to commitment shares for the equity line and $122,000 related to depreciation and amortization, offset by the DECD loan forgiveness of $1,000,000, changes in fair value of warrant liabilities of $968,000, changes in accounts receivable of $393,000 and changes in accounts payable, accrued liabilities and other liabilities of $326,000.

Net cash used in operating activities was $16,477,000 for the six months ended June 30, 2022, resulting primarily from the net loss reported of $17,511,000, which includes non-cash items in the amount of $1,448,000 related to stock compensation expense and $128,000 related to depreciation and amortization, offset by changes in prepaid expense and other assets of $408,000 and changes in accounts payable, accrued liabilities and other liabilities of $855,000, partially offset by changes in accounts receivable of $85,000.

Net cash used in investing activities was $12,000 and $105,000 for the six months ended June 30, 2023 and 2022, respectively, which consisted of property and equipment purchases.

Net cash provided by financing activities was $79,000 for the six months ended June 30, 2023, stemming primarily from an at the market offering resulting in gross proceeds of $211,000 and an equity line of credit offering of $169,000, partially offset by principal payments on the DECD loan of $167,000 and transaction-related offering costs of $134,000. Net cash used in financing activities was $118,000 for the six months ended June 30, 2022, which resulted primarily from principal payments on the DECD loan.

Based on the available objective evidence, we believe it is more likely than not that net deferred tax assets will not be fully realizable. Accordingly, we have provided a full valuation allowance against the Company’s net deferred tax assets. This was also the case at the beginning of the period, therefore, there was no deferred income tax expense or benefit for the period.

Legislation commonly referred to as the Tax Cuts and Jobs Act was enacted in December 2017. As a result of the Tax Cuts and Jobs Act of 2017, federal NOLs arising before January 1, 2018, and federal NOLs arising after January 1, 2018, are subject to different rules. The Company’s pre-2018 federal NOLs will expire in varying amounts from 2023 through 2037, if not utilized; and can offset 100% of future taxable income for regular tax purposes. Any federal NOLs arising after January 1, 2018, can generally be carried forward indefinitely and can offset up to 80% of future taxable income. State NOLs will expire in varying amounts from 2023 through 2042 if not utilized. Our ability to use our NOLs during this period will be dependent on our ability to generate taxable income, and NOLs could expire or remain unutilized if the Company does not generate sufficient taxable income to use them.

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

Our senior management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2023. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2023, our disclosure controls and procedures were not effective. This was due to two material weaknesses in the internal control over financial reporting that were identified as of December 31, 2022 and disclosed in our Annual Report on Form 10-K related to multiple deficiencies and a lack of timely operation of certain internal controls over financial reporting and disclosures that continue to exist as of June 30, 2023.

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

We did not design general information technology controls, including user access and program change-management controls, nor did we adequately assess the controls of service organizations related to certain information technology systems that are used to process and record certain revenue and expense transactions and support the Company’s financial reporting processes or over data and reports accumulated in such information technology systems. Additionally, certain internal controls over financial reporting that ensure the completeness and accuracy of the consolidated financial statements were not performed timely in connection with the year-end close and reporting process. These have resulted in material weaknesses in our internal control over financial reporting as of June 30, 2023. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Remediation Activities

In order to address the material weaknesses in internal control over financial reporting described above, management is performing, with direction from the audit committee, the following remediation activities:

•Retain an internal controls specialist to complement the skills of the existing accounting and financial reporting staff.

•Complete a preliminary process to identify all information technology applications that support the Company’s financial reporting processes and assess the risk of misstatement associated with each.

•Perform a comprehensive review of the design and performance of internal controls related to information technology applications, including user access and program change controls.

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

Other than the steps to remediate the weaknesses discussed above, there was no change in our internal control over financial reporting that occurred during the period ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

In the ordinary course of business, we may periodically become subject to legal proceedings and claims arising in connection with ongoing business activities. The results of litigation and claims cannot be predicted with certainty, and unfavorable resolutions are possible and could materially and adversely affect our results of operations, cash flows and financial position. In addition, regardless of the outcome, litigation could have an adverse impact on us because of defense costs, diversion of management resources and other factors. While the outcome of these proceedings and claims cannot be predicted with certainty, there are no matters, as of June 30, 2023, that, in the opinion of management, will have a material adverse effect on our financial position, results of operations or cash flows.

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

On July 11, 2023, we received a deficiency letter (the “Notice”) from the Listing Qualifications Department of The Nasdaq Stock Market, LLC stating that for the 30 consecutive business days prior to the date of the Notice, our Market Value of Listed Securities was below the minimum of $35 million required for continued listing on the Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(b)(2). Nasdaq has provided us with 180 calendar days, or until January 8, 2024, to regain compliance with the MVLS Requirement. If we regain compliance with the MVLS Requirement prior to January 8, 2024, Nasdaq will provide written confirmation to us and close the matter.

To regain compliance with the MVLS Requirement, the market value of our common stock must meet or exceed $35.0 million for a minimum of 10 consecutive business days during the 180-day grace period ending on the Compliance Date, unless the Staff exercises its discretion to extend this ten consecutive business day period. We are evaluating potential actions to regain compliance with the MVLS Requirement and are actively monitoring the market value of our listed securities. We may also, if appropriate, consider other options to regain compliance with Nasdaq’s continued listing standard such as by increasing our stockholders’ equity to at least $2.5 million. In the event we do not regain compliance prior to the Compliance Date, we will receive written notification that our securities are subject to delisting, at which point then we may appeal the delisting determination. There can be no assurance that we will be successful in maintaining the listing of our common stock on the Nasdaq Capital Market.

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

Failure to continue coverage of Ova1 through Novitas, the Company’s Medicare Administrative Carrier for Ova1, could materially and adversely affect our business, financial condition and results of operations.

Since 2013, Ova1 has been listed as a covered service in the Biomarkers for Oncology Local Coverage Determination (the “Biomarkers for Oncology LCD”) issued by Novitas, a Medicare Administrative Carrier. In June of 2023, in conjunction with the publication of a final “Genetic Testing for Oncology” LCD (the “Genetic Testing LCD”), Novitas announced that it intended to retire the Biomarkers for Oncology LCD effective July 17, 2023, and that at that time, non-genetic tests currently identified as covered in that LCDs (like Ova1) would be considered for payment based on Medicare medically reasonable and necessary threshold for coverage.

On July 6, 2023, Novitas issued a statement announcing that the Genetic Testing LCD would not go into effect on July 17, 2023 as planned, and that a new proposed LCD would be published for public comment. Novitas has issued a replacement proposed LCD for public comment on July 27, 2023. The Biomarkers for Oncology LCD remains in effect.

All OvaSuite tests (Ova1, Overa, Ova1Plus and OvaWatch) are protein-based multivariate index assays and were not impacted by the now-withdrawn Genetic Testing LCD. While we do not believe Novitas intends to eliminate Ova1 coverage, it is impossible to assess the likelihood or potential impact, if any, of future actions to be taken by Novitas with respect to the release of a replacement Genetic~~s~~ Testing LCD, or a change to the content or status of the Biomarkers for Oncology LCD, on the coverage and related revenue of Ova1, and such impact may be material to our business, results of operations and financial condition. We are monitoring developments closely and believe additional due process would be required if the activities contemplated by Novitas change the coverage determination for Ova1.

Failure to secure Medicare coverage for OvaWatch could materially and adversely affect our business, financial condition and results of operations.

In August of 2022, we submitted a request to CMS to provide pricing for OvaWatch that is consistent with Ova1Plus, commonly referred to as a crosswalk request. As of the date of this filing, this request has not been approved. While we can make no assurances that CMS will approve our pricing request. Since April 1, 2023, we have billed Medicare for OvaWatch tests performed using a unique Proprietary Laboratory Analyses Code, (the “PLA Code”), assigned by the American Medical Association and have generally received payment for $897 from Novitas, an amount equal to reimbursement for Ova1Plus.

Enactment of legislation directing FDA to regulate LDTs or promulgation of new regulations for LDT oversight by FDA could materially and adversely affect our business, financial condition and results of operations.

The FDA has historically taken the position that it has the authority to regulate LDTs as medical devices under the FDC Act, but it has generally exercised enforcement discretion with regard to LDTs. This means that even though the FDA believes it can impose regulatory requirements on LDTs, such as requirements to obtain premarket approval, de novo classification or 510(k) clearance of LDTs, it has generally chosen not to enforce those requirements to date. FDA has indicated that it may seek to increase its regulation of LDTs through rulemaking. The Spring 2023 Agenda of Regulatory and Deregulatory Actions, published semi-annually by the Office of Management and Budget (OMB), indicates that FDA plans to issue a Notice of Proposed Rulemaking in the Federal Register in August 2023 “to make explicit that laboratory developed tests (LDTs) are devices under the Federal Food, Drug, and Cosmetic Act,” although it is unclear whether this will occur. Any future rulemaking, guidance, or other oversight of LDTs and clinical laboratories that develop and perform them, if and when finalized, may affect the sales of our products and how customers use our products, and may require us to change our business model in order to maintain compliance with these laws.

In June 2021, legislation was introduced in Congress called the Verifying Accurate, Leading-edge IVCT Development Act (the “VALID Act”), which would have established a new risk-based regulatory framework for in vitro clinical tests (“IVCTs”), a category which would have included IVDs, LDTs, collection devices and instruments used with such tests. This legislation was not enacted during that session of Congress but was re-introduced in March 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6.    EXHIBITS The following exhibits are filed or incorporated by reference with this report as indicated below:

		Incorporated by Reference
Exhibit					Filing	Filed
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith
3.1	Fourth Amended and Restated Certificate of Incorporation of Vermillion, Inc. dated January 22, 2010	8-K	000-31617	3.1	January 25, 2010
3.2	Certificate of Amendment of Fourth Amended and Restated Certificate of Incorporation, effective June 19, 2014	10-Q	001-34810	3.2	August 14, 2014
3.3	Certificate of Amendment to Fourth Amended and Restated Certificate of Incorporation of Vermillion, Inc. dated June 11, 2020	8-K	001-34810	3.1	June 11, 2020
3.4	Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation, as amended February 6, 2023	8-K	001-34810	3.1	February 7, 2023
3.5	Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock	8-K	001-34810	4.1	April 17, 2018
3.6	Amended and Restated Bylaws of Aspira Women's Health Inc., effective February 23, 2022	8-K	001-34810	3.1	February 28, 2022
3.7	Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation, as amended May 11, 2023	8-K	001-34810	3.1	May 11, 2023
10.1	Securities Purchase Agreement, dated July 20, 2023, by and between Aspira Women’s Health Inc. and the Purchasers	8-K	001-34810	10.1	July 24, 2023
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					√
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					√
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					√√
101.INS	Inline XBRL Instance Document - (the instant document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).					√

101.SCH	Inline XBRL Taxonomy Extension Schema Document	√
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	√
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	√
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document	√
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	√
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	√

√	Filed herewith
√√	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aspira Women’s Health Inc.
Date: August 14, 2023	/s/ Nicole Sandford
Nicole Sandford President and Chief Executive Officer (Principal Executive Officer) and Director
Date: August 14, 2023	/s/ Torsten Hombeck
Torsten Hombeck Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)