Form 10-K/A
period 2022-12-31
Aspira Women's Health Inc.
filed 2023-10-26
CIK 926617

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of voting common stock held by non-affiliates of the registrant is $50,183,661 and is based upon the last sales price as quoted on The Nasdaq Capital Market as of June 30, 2022.

As of March 20, 2023, the registrant had 8,329,543 shares of common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information from the registrant’s Definitive Proxy Statement for its 2023 Annual Meeting of Stockholders is incorporated by reference into Part III of this report.

EXPLANATORY NOTE

Aspira Women’s Health Inc. (the “Company” or “Aspira”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2022, with the U.S. Securities and Exchange Commission (the “SEC”) on March 30, 2023 (the “Form 10-K” or “Original Filing”). This Amendment No. 1 to Form 10-K (the “Amendment” or “Form 10-K/A”) is being filed to restate the Company’s previously issued consolidated financial statements and financial information as of and for the fiscal year ended December 31, 2022, as well as to provide restated interim financial information as of September 30, 2022 and for the three and nine months then ended (collectively, the "Affected Periods"), contained in the Original Filing and in the Company’s Form 10-Q for the quarterly period ended September 30, 2022.

Restatement

Subsequent to the filing of the Form 10-K, the Company discovered an error stemming from a non-cash and non-operating item related to the accounting for warrants issued pursuant to a certain underwriting agreement with William Blair & Company LLC in August 2022. The Company has determined that it is appropriate to correct the misstatements in the Company’s previously issued financial statements and related disclosures by amending the Original Filing. All material restatement information that relates to the misstatements is included in this Form 10-K/A, and the Company does not intend to separately amend other filings that the Company has previously filed with the SEC. As such, the Company’s previously filed quarterly report on Form 10-Q for the period ended September 30, 2022 has not been amended.

Accordingly, investors and other readers should rely only on the financial information and other disclosures regarding the periods described above in this Form 10-K/A and in any other future filings with the SEC (as applicable) and should not rely on any previously issued or filed reports, press releases, corporate presentations or similar communications relating to the periods described above.

The restated financial information also includes adjustments to correct other immaterial errors, including errors that had previously been adjusted for as out of period corrections in the period ended March 31, 2023.

For a more detailed discussion of the correction of these accounting errors, refer to Note 3, Restatement, to the Notes to Consolidated Financial Statements included in Part IV, Item 15, of this Form 10-K/A.

Internal Control Considerations

In the Original Filing in Management’s Annual Report on Internal Control Over Financial Reporting within Part II, Item 9A, Controls and Procedures, the Company identified and reported two material weaknesses. In connection with this restatement, management has concluded that two other material weaknesses existed, specifically that the Company did not design and maintain effective controls to address risks related to the identification of and accounting for certain significant, non-routine or complex transactions, including warrant valuation, and that the Company did not adequately design controls to validate the delivery of the lab results to ordering physicians to ensure that revenue is being appropriately recognized . Management has reassessed its evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, and concluded that additional material weaknesses existed and that internal control over financial reporting and disclosure controls and procedures were not effective as of December 31, 2022 and as of September 30, 2022.

For more information about material weaknesses in internal control over financial reporting and the Company’s remedial actions, refer to Management’s Report on Internal Control Over Financial Reporting within Part II, Item 9A, Controls and Procedures, of this Form 10-K/A.

Amendment to Form 10-K

In accordance with Rule 12b-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment sets forth the Original Filing, as modified and superseded where necessary to reflect the restatement and the related internal control considerations. Accordingly, the following items included in the Original Filing have been amended:

•Part I, Item 1.A, Risk Factors

•Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations

•Part II, Item 8, Financial Statements and Supplementary Data

•Part II, Item 9A, Controls and Procedures

•Part IV, Item 15, Exhibits, Financial Statement Schedules

In addition, in accordance with SEC rules, this Form 10-K/A includes updated certifications from our Chief Executive Officer and Chief Financial Officer as Exhibits 31.1, 31.2 and 32.1.

On May 9, 2023, the Company’s board of directors approved a one for fifteen reverse stock split (the “Reverse Stock Split”) of the Company’s common stock without any change to its par value, which became effective on May 12, 2023. All references to share and per share amounts for all periods presented in these restated consolidated financial statements have been retrospectively restated to reflect the Reverse Stock Split. Par values were not adjusted.

Except as described above, this Form 10K/A does not amend, update or change any other disclosures in the Original Filing. In addition, the information contained in this Amendment does not reflect events occurring after the date of the Original Filing. Accordingly, forward-looking statements included in this Form 10-K/A may represent management’s views as of the Original Filing and should not be assumed to be accurate as of any date thereafter. For a description of such subsequent information and events, please read our reports filed pursuant to the Exchange Act subsequent to the date of the Original Filing, which update and supersede certain information contained in the Original Filing and this Form 10-K/A.

ASPIRA WOMEN’S HEALTH INC.

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

These statements involve a number of risks and uncertainties. Words such as “may,” “expects,” “intends,” “anticipates,” “believes,” “estimates,” “plans,” “seeks,” “could,” “should,” “continue,” “will,” “potential,” “projects” and similar expressions are intended to identify such forward-looking statements. Readers are cautioned that these forward-looking statements speak only as of the date on which the was filed with the Securities and Exchange Commission (the “SEC”), and, except as required by law, Aspira Women’s Health Inc. (“Aspira” and, together with its subsidiaries, the “Company,” “we,” “our,” or “us”) does not assume any obligation to update, amend or clarify them to reflect events, new information or circumstances occurring after such date.

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

Other sections of this Annual Report on Form 10-KA may include additional factors that could harm our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time, and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ from those contained in, or implied by, any forward-looking statements.

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

Intellectual Property Protection

Our intellectual property includes federally registered trademarks and service marks as well as federally pending trademark and service mark applications for our product and service offerings, and a portfolio of owned, co-owned or licensed patents and patent applications. As of the date of the filing of the Form 10-K, our clinical diagnostics patent portfolio included 20 issued United States patents, 12 pending United States patent applications and numerous pending patent applications and issued patents outside the United States. These patents and patent applications are directed to diagnostic technologies.

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

In addition, we make available free of charge under the Investor Overview section of our website, www.aspirawh.com, the Annual Reports on Forms 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”) as soon as reasonably practicable after we have electronically filed such material with or furnished such material to the SEC. You may also obtain these documents free of charge by submitting a written request for a paper copy to the following address:

Investor Relations

Aspira Women’s Health Inc.

12117 Bee Caves Road, Building III, Suite 100
Austin, TX 78738

The information contained on our websites is not incorporated by reference in this Annual Report on Form 10-K, and should not be considered a part of this Annual Report on Form 10-K.

ITEM 1A. RISK FACTORS

Investing in our securities involves a high degree of risk. You should carefully consider the following risk factors and uncertainties together with all of the other information contained in this Annual Report on Form 10-K/A, including our audited consolidated financial statements and the accompanying notes in Part II Item 8, “Consolidated Financial Statements and Supplementary Data.” If any of the following risks materializes, our business, financial condition, results of operations and growth prospects could be materially adversely affected, and the value of an investment in our common stock may decline significantly. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also materially adversely affect our business, financial condition, results of operations and growth prospects.

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

We have incurred significant losses and negative cash flows from operations since inception and have an accumulated deficit of $501.6 million as of the end of the period covered by this report. We also expect to incur a net loss and negative cash flows from operations in 2023 and have limited cash balances. Given these conditions, there is substantial doubt about our ability to continue as a going concern. The substantial doubt about our ability to continue as a going concern may adversely affect our stock price and our ability to raise capital. Our independent registered public accounting firm has also included in its report an explanatory paragraph regarding this uncertainty.

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

As of December 31, 2022 (as adjusted for the reverse stock split), we had 8,306,326 shares of our common stock outstanding and 238,432 shares of our common stock reserved for future issuance to employees, directors and consultants pursuant to our employee stock plans, which excludes 655,228 shares of our common stock that were subject to outstanding options. In addition, as of December 31, 2022, warrants to purchase 799,985 shares of our common stock were outstanding. These warrants are exercisable at the election of the holders thereof, in accordance with the terms of the related Form of Warrant, at an average exercise price of $13.20 per share.

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

RISKS RELATED TO THE RESTATEMENT

We face risks related to the restatement of our previously issued consolidated financial statements with respect to the Affected Periods.

As discussed in the Explanatory Note and in Note 3 to the consolidated financial statements in this Form 10-K/A, we reached a determination to restate certain financial information and related note disclosures in our previously issued consolidated financial statements for the Affected Periods. As a result, we have become subject to a number of additional risks and uncertainties, which may affect investor confidence in the accuracy of our financial disclosures and may raise reputational issues for our business. We expect to continue to face many of the risks and challenges related to the restatement, including the processes undertaken to effect the restatement may not have been adequate to identify and correct all errors in our historical financial statements and, as a result, we may discover additional errors and our financial statements remain subject to the risk of future restatement.

We cannot assure that all of the risks and challenges described above will be eliminated or that general reputational harm will not persist. If one or more of the foregoing risks or challenges persist, our business, operations and financial condition are likely to be materially and adversely affected.

We may face litigation and other risks as a result of the restatement and material weaknesses in our internal control over financial reporting.

As part of the restatement, we identified a material weakness in our internal control over financial reporting. As a result of such material weakness, the restatement, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, or other claims arising from the restatement and the material weakness in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Form 10-K/A, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could adversely affect our business, financial condition and results of operations.

The restatement of our previously issued financial statements has been time-consuming and expensive and could expose us to additional risks that could materially adversely affect our financial position, results of operations and cash flows.

We have incurred significant expenses, including audit, legal, consulting and other professional fees, in connection with the restatement of our previously issued financial statements and the ongoing remediation of material weaknesses in our internal control over financial reporting. We have implemented and will continue to implement additional processes utilizing existing resources and adding new resources as needed. To the extent these steps are not successful, we could be forced to incur additional time and expense. Our management’s attention has also been diverted from the operation of our business in connection with the restatements and ongoing remediation of material weaknesses in our internal controls.

RISKS RELATED TO OWNING OUR STOCK

We have identified four material weaknesses in our internal control over financial reporting. If we are unable to remediate the material weaknesses, or if we experience additional material weaknesses or other deficiencies in the future, or otherwise fail to maintain an effective system of internal control over financial reporting, then these material weaknesses could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

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

 Management evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. Management concluded that our disclosure controls and procedures were not effective as of December 31, 2022, due to two material weaknesses in the internal control over financial reporting related to multiple design deficiencies and a lack of a timely operation of certain internal control over financial reporting and disclosures.

Internal controls related to the operation of technology systems are critical to maintaining adequate internal control over financial reporting. As disclosed in Part II, Item 9A, management identified a material weakness in the design and operation of internal controls related to information technology general controls (ITGCs) due to the lack of timely identification of certain information technology (IT) systems that are hosted by third-party service organizations and are used to process and record certain revenue and expense transactions and support our financial reporting processes. The internal control around ITGCs resulted in the lack of certain internal controls over these IT systems and over data and reports accumulated in such IT systems. Additionally, management identified a material weakness in the design and operation of certain internal controls over financial reporting that were not performed timely in connection with the year-end close and reporting process to ensure the completeness and accuracy of the consolidated financial statements.

Furthermore, on October 13, 2023, our audit committee concluded, after discussion with management, that the previously issued financial statements during the Affected Periods should no longer be relied upon due to an error that related to valuation of certain warrants issued in the underwritten offering in August 2022. As a part of this restatement process, our management has re-evaluated the effectiveness of our disclosure controls and procedures and internal control over financial reporting as of December 31, 2022. Management has concluded that our disclosure controls and procedures were not effective as of December 31, 2022, nor as of September 30, 2022, and our internal control over financial reporting was not effective as of December 31, 2022 due to the following material weakness. Specifically, that we did not design controls to address risks related to the identification and accounting for certain significant, non-routine or complex transactions, including warrant valuation. Management has also identified another material weakness in our revenue recognition process. Specifically, that we did not adequately design controls to validate the delivery of the lab results to the ordering physician to ensure that revenue is being appropriately recognized. For a discussion of management’s considerations of our disclosure controls and procedures, internal control over financial reporting, and the material weakness identified, refer to Controls and Procedures in Part II, Item 9A.

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

We have had to restate our previously issued consolidated financial statements as a result of the material weakness in our internal control over financial reporting as of December 31, 2022. Additional material weaknesses could result in a misstatement of our account balances or disclosures that would result in a material misstatement of our annual or interim financial statements that would not be prevented or detected. To remediate the material weakness in internal control over financial reporting related to the design of controls for system implementations, we have and will continue to update the design and review of controls for system implementations, continue to leverage internal expertise in systems implementation for the design of controls, and work with qualified external advisors to support these efforts. To remediate the material weakness in certain internal controls over financial reporting that were not performed timely in connection with the year-end close and reporting process to ensure the completeness and accuracy of the consolidated financial statements, including significant, non-routine or complex transactions, we have and will continue to implement new procedures and testing for review of our accounting treatment of contracts. To remediate the material weakness in the design and implementation of our control activities over our revenue process, including effectively identifying all relevant IT applications and systems supporting the process, we have and will continue to implement controls around the rigor of the review process and retention of evidence over the review process and the identification of relevant IT applications and systems. We intend to continue to improve our operational, financial, and management controls, and our reporting systems and procedures, in order to remediate the material weaknesses.

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

If we fail to remediate our existing material weaknesses or identify new material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, if we are unable to conclude that our internal controls over financial reporting are effective, or, when applicable, our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal controls over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected. As a result of such failures, we could also become subject to investigations by The Nasdaq Stock Market, the SEC or other regulatory authorities, and become subject to litigation from investors and stockholders, which could harm our reputation and financial condition or divert financial and management resources from our regular business activities.

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

According to publicly available information, provided on Schedules 13D and 13G, as filed on December 30, 2021, January 13, 2022, February 14, 2022, February 16, 2022 and February 15, 2023, we estimate that a total of five persons beneficially own approximately 45.0% of our outstanding common stock. Under the May 2013 stockholders agreement, one of our stockholders has the right to designate a director to be nominated by us to serve on our Board of Directors, and the stockholder has exercised this right.

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

The trading price of our common stock has been highly volatile. During the 12 months ended December 31, 2022, the closing trading price of our common stock ranged from a high of $27.15 per share to a low of $4.50 per share. During the three months ended December 31, 2022, the closing trading price of our common stock ranged from a high of $6.15 per share to a low of $4.50 per share. The trading price of our common stock could continue to be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:

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

Holders of Common Stock

On March 20, 2023, there were 77 registered holders of record of our common stock. The closing price of our common stock on March 20, 2023 was $5.85.

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

2010 Plan. The authority of Aspira’s Board of Directors to grant new stock options and awards under the 2010 Plan terminated in 2019. The Board of Directors continued to administer the 2010 Plan with respect to the stock options that remained outstanding under the 2010 Plan. At December 31, 2022, options to purchase 287,104 shares, of common stock remained outstanding under the 2010 Plan.

2019 Plan. The 2019 Plan is administered by the Compensation Committee of Aspira’s Board of Directors. Our employees, directors, and consultants are eligible to receive awards under the 2019 Plan. The 2019 Plan permits the granting of a variety of awards, including stock options, share appreciation rights, restricted shares, restricted share units, unrestricted shares, deferred share units, performance and cash-settled awards, and dividend equivalent rights. We are authorized to issue up to 699,486 shares of Aspira’s common stock under the 2019 Plan. At December 31, 2022, options to purchase 368,124 shares, of common stock remained outstanding under the 2019 Plan.

The number of shares of Aspira’s common stock to be issued upon exercise of outstanding stock options, the weighted-average exercise price of outstanding stock options and the number of shares available for future stock option grants and stock awards under the 2019 Plan as of December 31, 2022, were as follows:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in First Column)
Equity compensation plans approved by security holders	655,139	$29.20	238,432
Equity compensation plans not approved by security holders	-	-	-
Total	655,139		238,432

Stock Performance Graph

Pursuant to the accompanying instructions, the information called for by Item 201 of Regulation S-K is not required.

ITEM 6.         [Reserved]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with our Consolidated Financial Statements and related Notes thereto, included on pages F-1 through F-38 of this Annual Report on Form 10-K/A, and “Risk Factors”, which are discussed in Item 1A. The statements below contain forward-looking statements based upon current plans, expectations, and beliefs that involve risks and uncertainties. See "Forward-Looking Statements" on page 1 of this Annual Report on Form 10-K/A.

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

Restatement

This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement of our financial statements as more fully described in Note 3 to the consolidated financial statements, Restatement. For additional information regarding the restatement, refer to the Explanatory Note and Part II, Item 9A, Controls and Procedures.

Liquidity and Capital Resources

We plan to continue to expend resources selling and marketing OvaSuite and Aspira Synergy and developing additional diagnostic tests and service capabilities.

We do not believe our existing cash and cash equivalents balance and cash flow from operations will be sufficient to meet our working capital, capital expenditures, and material cash requirements from known contractual obligations for the next twelve months and beyond. Our future capital requirements, the adequacy of available funds, and cash flows from operations could be affected by various risks and uncertainties, including, but not limited to, those detailed in Part I, Item 1A, Risk Factors in this Annual Report. The Company has incurred significant net losses and negative cash flows from operations since inception, and as a result has an accumulated deficit of approximately $501.6 million as of December 31, 2022. We also expect to incur a net loss and negative cash flows from operations for 2023. In order to continue our operations as currently planned through 2023 and beyond, we will need to raise additional capital. Given the above conditions, there is substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements have been prepared on a going concern basis and do not include any adjustments that might result from these uncertainties.

As discussed in Note 7 to the consolidated financial statements, in March 2016, the Company entered into a loan agreement (as amended on March 7, 2018 and April 3, 2020, the “DECD Loan Agreement”) with the State of Connecticut Department of Economic and Community Development (the “DECD”), pursuant to which it may borrow up to $4,000,000 from the DECD.

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

Under the terms of the DECD Loan Agreement, we may be eligible for forgiveness of up to $1,500,000 of the principal amount of the loan if we achieve certain job creation and retention milestones by December 31, 2022. We were able to achieve the 25 full-time employee milestone. However, the Company has not yet been legally released of the liability and the achievement of the milestone is subject to lender review and approval. If we were either unable to retain 25 full-time employees with a specified average annual salary for a consecutive two-year period or do not maintain our Connecticut operations through March 22, 2026, the DECD may require early repayment of a portion or all of the loan plus a penalty of 5% of the total funded loan. For additional information, see Note 7 of our consolidated financial statements.

As discussed in Note 7 to the consolidated financial statements, as of December 31, 2022, we are engaged in two lease agreements. Our Austin, Texas lease renewal agreement has a term of 12 months and expires on January 31, 2024, with no automatic renewal or renewal option. Our Trumbull, Connecticut lease renewal agreement has five-year term and expires on June 30, 2026, with a five-year renewal option.

As discussed in Note 7 to the consolidated financial statements, on May 1, 2020, we obtained a PPP Loan from BBVA USA in the aggregate amount of approximately $1,006,000. The application for these funds required the Company to certify, in good faith, that the described economic uncertainty at the time made the loan request necessary to support the ongoing operations of the Company. This certification further required the Company to consider its current business activity and its ability to access other sources of liquidity sufficient to support ongoing operations in a manner that was not significantly detrimental to the business. Under the terms of the CARES Act and the PPP Loan, all or a portion of the principal amount of the PPP Loan was subject to forgiveness so long as, over the 24-week period following the Company’s receipt of the proceeds of the PPP Loan, the Company used those proceeds for payroll costs, rent, utility costs or the maintenance of employee and compensation levels. The PPP Loan, which was granted pursuant to a promissory note, was set to mature on May 1, 2022. The Company applied for forgiveness of the PPP Loan in March 2021, and, effective May 27, 2021, the SBA confirmed the waiver of the Company’s repayment of the PPP Loan. The Company recognized a gain on forgiveness of debt of approximately $1,006,000 and reduced long- and short-term indebtedness by the same amount. The Company remains subject to an audit of the PPP loan. There is no assurance that the Company will not be required to repay all or a portion of the PPP Loan as a result of the audit.

As discussed in Note 8 to the consolidated financial statements, on February 8, 2021, the Company completed a public offering (the “2021 Offering”) resulting in net proceeds of approximately $47,858,000, after deducting underwriting discounts and offering expenses.

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

As discussed in Note 8 to the consolidated financial statements, on August 22, 2022, the Company completed a public offering (the “2022 Offering”) resulting in net proceeds of approximately $7,675,000, after deducting underwriting discounts and offering expenses of $1,325,000.

As discussed in Note 13 to the consolidated financial statements, on February 10, 2023, Aspira Women’s Health Inc. entered into a Controlled Equity Offering Sales Agreement, (the “Sales Agreement”), with Cantor Fitzgerald & Co., (“Cantor”), as agent, pursuant to which we may offer and sell, from time to time, through Cantor, shares of our common stock, par value $0.001 per share, having an aggregate offering price of up to $12.5 million, or the Placement Shares.

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

As mentioned, the Company has incurred significant net losses and negative cash flows from operations since inception. At December 31, 2022 we had an accumulated deficit of $501.6 million and stockholders’ equity of $7.0 million. As of December 31, 2022, we had $13.3 million of cash and cash equivalents (excluding restricted cash of $251,000), and $5.5 million of current liabilities. Working capital was $10.8 million at December 31, 2022. There can be no assurance that we will achieve or sustain profitability or positive cash flow from operations. In addition, while we expect to grow revenue through Aspira Labs, there is no assurance of our ability to generate substantial revenues and cash flows from Aspira Labs’ operations. We expect revenue from our products to be our only material, recurring source of cash in 2023.

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

Results of Operations – Year Ended December 31, 2022 as compared to Year Ended December 31, 2021

The Company’s selected summary financial and operating data for the years ended December 31, 2022 and 2021 were as follows:

	Year Ended
	December 31,		Increase (Decrease)
	2022	2021
(dollars in thousands)	(as restated)		Amount	%
Revenue:
Product	$7,970	$6,568	$1,402	21
Genetics	214	244	(30)	(12)
Total revenue	8,184	6,812	1,372	20
Cost of revenue:
Product	3,694	3,016	678	22
Genetics	167	734	(567)	(77)
Total cost of revenue	3,861	3,750	111	3
Gross profit	4,323	3,062	1,261	41
Operating expenses:
Research and development	5,917	5,314	603	11
Sales and marketing	14,915	17,086	(2,171)	(13)
General and administrative	14,629	13,257	1,372	10
Total operating expenses	35,461	35,657	(196)	(1)
Loss from operations	(31,138)	(32,595)	1,457	(4)
Change in fair value of warrant liabilities	1,704	-	1,704	-
Interest income (expense), net	17	(48)	65	(135)
Other income (expense), net	(468)	981	(1,449)	(148)
Net loss	$(29,885)	$(31,662)	$1,777	(6)

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

Cost of Revenue – Product. Cost of product revenue was $3,694,000 for the year ended December 31, 2022 compared to $3,016,000 for the same period in 2021, representing an increase of $678,000, or 22%, due primarily to increased lab supply and shipping costs due to the increase in tests performed compared to the prior year.

Cost of Revenue - Genetics. Cost of Aspira GenetiX revenue, which consisted primarily of personnel costs, consulting and licensing expenses was $167,000 for the year ended December 31, 2022 compared to $734,000 for the same period in 2021, representing a decrease of $567,000, or 77%, due primarily to the discontinuing of this service in September 2022.

Research and Development Expenses. Research and development expenses represent costs incurred to develop our technology and carry out clinical studies, and include personnel-related expenses, regulatory costs, reagents and supplies used in research and development laboratory work, infrastructure expenses, contract services and other outside costs. Research and development expenses for the year ended December 31, 2022 increased by $603,000, or 11%, compared to the same period in 2021. This increase was primarily due to approximately $868,000 of costs related to our sponsored research collaboration agreements, increases in employment related expenses of $117,000, partially offset by a decrease in lab supplies and clinical trials of $271,000 and a decrease in consulting expenses of $107,000. Included in employment costs, there was severance paid in relation to our commercial reorganization and job eliminations of $157,000. We expect research and development expenses to increase in 2023, as a result of increased projects and clinical studies.

Sales and Marketing Expenses. Our sales and marketing expenses consist primarily of personnel-related expenses, education and promotional expenses. These expenses include the costs of educating physicians and other healthcare professionals. Sales and marketing expenses also include the costs of sponsoring continuing medical education, medical meeting participation, and dissemination of scientific and health economic publications. Sales and marketing expenses for the year ended December 31, 2022 decreased by $2,171,000, or 13%, compared to the same period in 2021. This decrease was primarily due to decreased employment related expenses of $1,677,000, consulting costs of $330,000 and other marketing expenses of $802,000, offset by a $534,000 increase to travel and a $104,000 increase to health economic studies. Included in employment costs, there was severance paid in relation to our commercial reorganization and job eliminations of $532,000. We expect sales and marketing expenses to decrease in 2023, due to recent personnel changes.

General and Administrative Expenses (as restated). General and administrative expenses consist primarily of personnel-related expenses, professional fees and other costs, including legal, finance and accounting expenses and other infrastructure expenses. General and administrative expenses for the year ended December 31, 2022 increased by $1,372,000, or 10%, compared to the same period in 2021. This increase was primarily due to the insourcing and expansion of corporate functions such as HR, IT and legal, as well as the addition of the Executive Chair position, which increased personnel related expenses by $1,893,000, as well as increased accounting costs of $209,000, offset by decreased outside legal costs of $639,000. Included in employment costs, there was severance of $58,000. We expect general and administrative expenses to decrease in 2023 due to recent personnel changes.

Change in fair value of warrant liabilities (as restated).  The fair values of the warrants as of August 25, 2022, the issuance date, and December 31, 2022 were $3,984,000 and $2,280,000, respectively, for a net change in fair value of $1,704,000.

Interest Income (Expense), net. The Company had net interest expense of $48,000 for the year ended December 31, 2021 and $17,000 in net interest income for the year ended December 31, 2022. The change in the net balance from interest expense to interest income was primarily due to an increase in the interest rate applied to our money market accounts.

Other Income (Expense), net (as restated). Other income for the year ended December 31, 2022 decreased by $1,449,000, compared to the same period in 2021. The decrease consists primarily of forgiveness during the second quarter of 2021 of the Paycheck Protection Program loan (the “PPP Loan”), which the Company obtained from BBVA USA in the aggregate amount of approximately $1,006,000 in May 2020 and issuance costs associated with issuance of warrants of $574,000, offset by the recognition of a $119,000 grant received from the Israel – U.S. Binational Industrial R&D Foundation.

Cash Flows The following table summarizes the Company’s cash flows for the periods ended December 31, 2022 and 2021.

	Year Ended December 31,
	2022	2021
	(as restated)
	(in thousands)
Cash used in operating activities	$31,068	$27,395
Cash used in investing activities	$232	$184
Cash provided by financing activities	$7,427	$48,378

Net cash used in operating activities was $31,068,000 for the year ended December 31, 2022, resulting primarily from the net loss reported of $29,885,000, changes in fair value of warrant liabilities in the amount of approximately $1,704,000 and changes in accounts payable, accrued and other liabilities of $2,472,000, primarily offset by expenses in the amount of $2,414,000 related to stock compensation expense.

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

Net cash provided by financing activities was $7,427,000 for the year ended December 31, 2022, which resulted primarily from the 2022 Offering, resulting in net proceeds to the Company of approximately $7,675,000 after deducting underwriting discounts and offering expenses, including $574,000 of expenses attributed to warrants that were included in the net loss. Net cash provided by financing activities was $48,378,000 for the year ended December 31, 2021, which resulted primarily from the 2021 Offering, resulting in net proceeds to the Company of approximately $47,858,000, after deducting underwriting discounts and offering expenses.

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

Critical Accounting Policies and Estimates

Our significant accounting policies are described in Note 1, Basis for Presentation and Summary of Significant Accounting and Reporting Policies, of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K/A. The Consolidated Financial Statements are prepared in conformity with GAAP. Preparation of the financial statements requires us to make critical judgments, estimates, and assumptions that affect the amounts of assets and liabilities in the financial statements and revenues and expenses during the reporting periods (and related disclosures). We believe the policies discussed below are the Company’s critical accounting policies, as they include the more significant, subjective, and complex judgments and estimates made when preparing our consolidated financial statements.

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

Liquidity

As discussed in Note 1 to the consolidated financial statements, we have incurred significant net losses and negative cash flows from operations since inception, and as a result have an accumulated deficit of approximately $501,613,000 at December 31, 2022. We expect to incur a net loss in 2023 as well. In order to continue our operations as currently planned through 2023 and beyond, we will need to raise additional capital. Given the above conditions, there is substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements have been prepared on a going concern basis and do not include any adjustments that might result from these uncertainties.

Recent Accounting Pronouncements

The information set forth in Note 2 in our consolidated financial statements contained in Part II, Item 8, “Consolidated Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K/A is hereby incorporated by reference.

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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements, including consolidated balance sheets as of December 31, 2022 and 2021, consolidated statements of operations for the years ended December 31, 2022 and 2021, consolidated statements of changes in stockholders’ equity for the years ended December 31, 2022 and 2021, consolidated statements of cash flows for the years ended December 31, 2022 and 2021 and notes to our consolidated financial statements, together with a report thereon of our independent registered public accounting firm are attached hereto as pages F-1 through F-38.

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

In addition to our conclusion as of December 31, 2022, our Chief Executive Officer and current Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2022, due to the additional material weaknesses identified in our internal control over financial reporting discussed below.

Management’s Annual Report on Internal Control over Financial Reporting (as restated)

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

We did not design general information technology controls, including user access, program change-management and data processing controls, nor did we adequately assess the controls of service organizations related to certain information technology systems that are used to process and record certain revenue and expense transactions and support the Company’s financial reporting processes or over data and reports accumulated in such information technology systems. Additionally, certain internal controls over financial reporting that ensure the completeness and accuracy of the consolidated financial statements were not performed timely in connection with the year-end close and reporting process. These have resulted in material weaknesses in our internal control over financial reporting as of December 31, 2022. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result, our management concluded that as of December 31, 2022, our internal control over financial reporting was not effective.

These material weaknesses contributed to an additional material weakness. Specifically, that we did not design controls to address risks related to the identification of and accounting for certain significant, non-routine or complex transactions, including warrant valuation. This material weakness resulted in adjustments primarily related to the valuation of warrants issued pursuant to an Underwriting Agreement in August 2022 and the subsequent revaluation of those warrants. The material weakness resulted in the restatement of the previously issued consolidated financial statements for the year ended December 31, 2022, and of the previously issued unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2022 financial statements as disclosed in Note 3 within this Form 10-K/A.

Subsequent to the original evaluation, another material weakness was identified with respect to the design and implementation of our control activities over our revenue process. We did not adequately design controls to validate the delivery of the lab results to ordering physicians to ensure that revenue is being appropriately recognized.

The Original Report and this Form 10-K/A do not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2022 was not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC that permit a smaller reporting company to provide only management’s report in the Company’s Annual Report on Form 10-K/A.

Remediation Activities

In order to address the material weaknesses in internal control over financial reporting described above, management intends to perform, with direction from the audit committee, the following remediation activities:

•Retain an internal controls specialist to complement the skills of the existing accounting and financial reporting staff, as well as implement key controls to improve business processes, including revenue and the IT environment.

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

•Retain additional accounting and financial reporting resources during the year end close to improve our ability to perform our disclosure controls and procedures on a timely basis, particularly for certain significant, non-routine or complex transactions, including warrant valuation.

•Provide additional training and continuing education to accounting staff regarding SEC requirements and required disclosures under GAAP.

•Enhance the design of and implement controls around the rigor of the review process, and retention of sufficient appropriate evidence over the revenue process.

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

Limitations on Effectiveness of Controls and Procedures and Internal Control over Financial Reporting

In designing and evaluating the disclosure controls and procedures and internal control over financial reporting, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures and internal control over financial reporting must reflect the fact that there are resource constraints, and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

The equity compensation plan information contained in Part II Item 5 of this Form 10-K/A is incorporated by reference.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)LIST OF DOCUMENTS FILED AS PART OF THIS REPORT:

1.Financial Statements

The financial statements and notes thereto, and the report of the independent registered public accounting firm thereon, are set forth on pages F-1 through F-38.

2.Financial Statement Schedules

All financial statement schedules have been omitted as the information is not required under the related instructions or is not applicable or because the information required is already included in the financial statements or the notes to those financial statements.

(b)EXHIBITS

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
3.1	Fourth Amended and Restated Certificate of Incorporation of Aspira Women’s Health Inc. dated January 22, 2010	8-K	000-31617	3.1	January 25, 2010
3.2	Certificate of Amendment of Fourth Amended and Restated Certificate of Incorporation, effective June 19, 2014	10-Q	001-34810	3.2	August 14, 2014
3.3	Certificate of Amendment to Fourth Amended and Restated Certificate of Incorporation of Vermillion, Inc. dated June 11, 2020	8-K	001-34810	3.1	June 11, 2020
3.4	Certificate of Amendment to Fourth Amended and Restated Certificate of Incorporation of Aspira Women’s Health Inc, dated February 7, 2023	8-K	001-34810	3.1	February 7, 2023
3.5	Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock	8-K	001-34810	4.1	April 17, 2018
3.6	Amended and Restated Bylaws of Aspira Women's Health Inc., effective February 23, 2022	8-K	001-34810	3.1	February 28, 2022
4.1	Form of Aspira Women’s Health Inc.’s (formerly Ciphergen Biosystems, Inc.) Common Stock Certificate	S-1/A	333-32812	4.1	August 24, 2000
4.2	Securities Purchase Agreement dated May 8, 2013, by and among Aspira Women’s Health Inc. (formerly Vermillion, Inc.) and the purchasers identified therein	8-K	001-34810	10.1	May 14, 2013
4.3	Stockholders Agreement dated May 13, 2013, by and among Vermillion, Inc., Oracle Partners, LP, Oracle Ten Fund Master, LP, Jack W. Schuler and other purchasers named therein	8-K	001-34810	10.2	May 14, 2013
4.4	Amended and Restated Promissory Note #1 by Vermillion, Inc. in favor of the State of Connecticut, acting by and through the Department of Economic and Community Development, effective April 3, 2020	10-K	001-34810	4.4	April 7, 2020
4.5	Amended and Restated Promissory Note #2 by Vermillion, Inc. in favor of the State of Connecticut, acting by and through the Department of Economic and Community Development, effective April 3, 2020	10-K	001-34810	4.5	April 7, 2020
4.6	Form of Indenture	S-3	333-252267	4.7	January 20, 2021
4.7	Description of Aspira Women's Health Inc.'s Securities Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	001-34810	4.7	March 31, 2022
4.8	Form of Warrant	8-K	001-34810	4.1	August 24, 2022
4.9	Purchase Agreement, dated as of March 28, 2023, by and between Aspira Women’s Health Inc. and Lincoln Park Capital Fund, LLC.	8-K	001-34810	10.1	March 30, 2023
4.10	Registration Rights Agreement, dated as of March 28, 2023, by and between Aspira Women’s Health Inc. and Lincoln Park Capital Fund, LLC.	8-K	001-34810	10.2	March 30, 2023
10.1	Vermillion, Inc. 2010 Stock Incentive Plan #	8-K	000-31617	10.1	February 12, 2010
10.2	Form of Proprietary Information Agreement between Vermillion, Inc. (formerly Ciphergen Biosystems, Inc.) and certain of its employees #	S-1/A	333-32812	10.9	August 24, 2000
10.3	Vermillion, Inc. Amended and Restated 2010 Stock Incentive Plan #	8-K	001-34810	10.1	December 17, 2013
10.4	Vermillion, Inc. Second Amended and Restated 2010 Stock Incentive Plan #	8-K	001-34810	10.1	June 22, 2015
10.5	Vermillion, Inc. Second Amended and Restated 2010 Stock Incentive Plan (as amended effective June 21, 2018) #	8-K	001-34810	10.1	June 27, 2018
10.6	Form of Vermillion, Inc.’s Stock Option Award #	10-K	001-34810	10.7	March 28, 2019
10.7	Form of Vermillion, Inc. Stock Option Award Agreement #	10-Q	001-34810	10.1	August 10, 2022
10.8	Form of Aspira Women’s Health Inc Stock Option Award Agreement #	10-Q	001-34810	10.4	August 10, 2022

10.9	Form of Vermillion, Inc.’s Restricted Stock Award #	10-K	001-34810	10.8	March 28, 2019
10.10	Form of Vermillion, Inc. Restricted Stock Award Agreement #	10-Q	001-34810	10.2	August 10, 2022
10.11	Form of Aspira Women’s Health Inc Restricted Stock Award Agreement #	10-Q	001-34810	10.5	August 10, 2022
10.12	Aspira Women’s Health Inc. 2019 Stock Incentive Plan #	10-Q	001-34810	10.3	August 10, 2022
10.13	Form of Vermillion, Inc. Stock Option Award Agreement (non-employee) #	10-Q	001-34810	10.6	August 10, 2022
10.14	Form of Aspira Women’s Health Inc. Stock Option Award Agreement (non-employee) #	10-Q	001-34810	10.7	August 10, 2022
10.15	Amended and Restated Employment Agreement between Aspira Women’s Health Inc. and Valerie B. Palmieri, effective March 1, 2022 # †	8-K	001-34810	10.1	February 28, 2022
10.16	Testing and Services Agreement between Vermillion, Inc., Aspira Labs, Inc. and Quest Diagnostics Incorporated, dated as of March 11, 2015	10-Q	001-34810	10.5	May 12, 2015
10.17	Amendment No. 1 to the Testing and Services Agreement between Vermillion, Inc., Aspira Labs, Inc. and Quest Diagnostics Incorporated dated April 10, 2015	10-Q	001-34810	10.6	May 12, 2015
10.18	Amendment No. 2 to Testing and Services Agreement, executed as of March 7, 2017 and effective as of March 11, 2017, by and among Vermillion, Inc., Aspira Labs, Inc. and Quest Diagnostics Incorporated	8-K	001-34810	10.1	March 13, 2017
10.19	Amendment No. 3 to Testing and Services Agreement, executed as of March 1, 2018 by and among Vermillion, Inc., Aspira Labs, Inc. and Quest Diagnostics Incorporated	8-K	001-34810	10.1	March 6, 2018
10.20	Amendment No. 4 to Testing and Services Agreement, executed as of March 11, 2020 by and among Vermillion, Inc., Aspira Labs, Inc. and Quest Diagnostics Incorporated	8-K	001-34810	10.1	March 17, 2020
10.21	Assistance Agreement by and between the State of Connecticut, acting by and through the Department of Economic and Community Development and Vermillion, Inc. effective March 22, 2016	10-Q	001-34810	10.1	May 16, 2016
10.22	Patent Security Agreement by Vermillion, Inc. in favor of the State of Connecticut, acting by and through the Department of Economic and Community Development, effective March 22, 2016	10-Q	001-34810	10.3	May 16, 2016
10.23	Security Agreement by Vermillion, Inc. in favor of the State of Connecticut, acting by and through the Department of Economic and Community Development, effective March 22, 2016	10-Q	001-34810	10.4	May 16, 2016
10.24	First Amendment to the Assistance Agreement by and between the State of Connecticut, acting by and through the Department of Economic and Community Development and Vermillion, Inc. dated March 7, 2018	10-K	001-34810	10.21	March 13, 2018
10.25	Second Amendment to the Assistance Agreement by and between the State of Connecticut, acting by and through the Department of Economic and Community Development and Vermillion, Inc. dated April 3, 2020	10-K	001-34810	10.22	April 7, 2020
10.26	Promissory Note, dated May 1, 2020, between Vermillion, Inc. and BBVA USA	8-K	001-34810	10.1	May 7, 2020
10.27	Consulting Agreement, dated March 25, 2021, by and between David Schreiber and Aspira Women’s Health Inc. #	10-Q	001-34810	10.1	May 14, 2021
10.28	Employment Agreement between Aspira Women’s Health Inc. and Nicole Sandford effective March 1, 2022 # †	8-K	001-34810	10.2	February 28, 2022
10.29	Consulting Agreement between Aspira Women’s Health Inc. and Robert Beechey dated November 10, 2022 #	10-Q	001-34810	10.3	November 10, 2022
10.30	Employment Agreement between Aspira Women’s Health Inc. and Marlene McLennan, effective December 1, 2022#	8-K	001-34810	10.1	November 30, 2022
10.31	Amended and Restated Employment Agreement between Aspira Women’s Health Inc. and Nicole Sandford effective March 1, 2023# †	8-K	001-34810	10.1	March 2, 2023
10.32	Amended and Restated Employment Agreement between Aspira Women’s Health Inc. and Minh Merchant, effective March 28, 2023#†	10-K	001-34810	10.32	March 30, 2023

10.33	Employment Agreement between Aspira Women’s Health Inc. and Dr. Ryan Phan, effective May 3, 2022#†	10-K	001-34810	10.33	March 30, 2023
10.34	Sales Agreement between Aspira Women’s Health Inc, and Cantor Fitzgerald & Co., dated February 10, 2023	8-K	001-34810	1.1	February 10, 2023
21.0	Subsidiaries of Registrant	10-K	001-34810	21.0	March 31, 2022
23.1	Consent of BDO USA, P.C., Independent Registered Public Accounting Firm					√
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					√
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					√
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					√
101	Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language (“Inline XBRL”)
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Restatement

As discussed in Note 3 to the consolidated financial statements, the 2022 consolidated financial statements have been restated to correct a misstatement.

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

Accounting for 2022 Warrant Issuances

As described in Note 8 to the consolidated financial statements, on August 25, 2022, the Company issued 800,000 shares of Company common stock with warrants to purchase 799,985 shares of the Company’ common stock. The warrants do not meet the criteria to be classified within equity and are therefore being accounted for as liabilities and recorded at fair value each reporting period.

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

/s/ BDO USA, P.C.

We have served as the Company's auditor since 2012.

Woodbridge, New Jersey

March 30, 2023, except for the effects of the restatement as discussed in Note 3 and reverse stock split as discussed in Note 13, as to which the date is October 25, 2023.

Aspira Women’s Health Inc.

Consolidated Balance Sheets

(Amounts in Thousands, Except Share and Par Value Amounts)

	December 31,	December 31,
	2022	2021
	(as restated)
Assets
Current assets:
Cash and cash equivalents	$13,306	$37,180
Accounts receivable, net of allowance of $9 and $23, respectively	1,245	1,027
Prepaid expenses and other current assets	1,442	1,624
Inventories	316	174
Total current assets	16,309	40,005
Property and equipment, net	368	464
Right-of-use assets	282	346
Restricted cash	251	250
Other assets	163	14
Total assets	$17,373	$41,079
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$881	$1,501
Accrued liabilities	3,402	5,299
Current portion of long-term debt	403	201
Short-term debt	764	779
Lease liability	77	60
Total current liabilities	5,527	7,840
Non-current liabilities:
Long-term debt	2,315	2,718
Lease liability	272	349
Warrant liabilities	2,280	-
Total liabilities	10,394	10,907
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, par value $0.001 per share, 150,000,000 shares authorized at December 31, 2022 and December 31, 2021; 8,306,326 and 7,475,916 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	8	7
Additional paid-in capital	508,584	501,893
Accumulated deficit	(501,613)	(471,728)
Total stockholders’ equity	6,979	30,172
Total liabilities and stockholders’ equity	$17,373	$41,079

See accompanying notes to consolidated financial statements

Aspira Women’s Health Inc.

Consolidated Statements of Operations

(Amounts in Thousands, Except Share and Per Share Amounts)

	Year Ended
	December 31,
	2022	2021
	(as restated)
Revenue:
Product	$7,970	$6,568
Genetics	214	244
Total revenue	8,184	6,812
Cost of revenue(1):
Product	3,694	3,016
Genetics	167	734
Total cost of revenue	3,861	3,750
Gross profit	4,323	3,062
Operating expenses:
Research and development(2)	5,917	5,314
Sales and marketing(3)	14,915	17,086
General and administrative(4)	14,629	13,257
Total operating expenses	35,461	35,657
Loss from operations	(31,138)	(32,595)
Change in fair value of warrant liabilities	1,704	-
Interest income (expense), net	17	(48)
Other income (expense), net	(468)	981
Net loss	$(29,885)	$(31,662)
Net loss per share - basic and diluted	$(3.85)	$(4.27)
Weighted average common shares used to compute basic and diluted net loss per common share	7,769,109	7,414,041
Non-cash stock-based compensation expense included in cost of revenue and operating expenses:
(1) Cost of revenue	$76	$161
(2) Research and development	177	311
(3) Sales and marketing	354	1,132
(4) General and administrative	1,807	1,935

See accompanying notes to consolidated financial statements

Aspira Women’s Health Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(Amounts in Thousands, Except Share Amounts)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
			(as restated)	(as restated)	(as restated)
Balance at December 31, 2020	6,974,658	$7	$449,778	$(440,066)	$9,719
Net loss	-	-	-	(31,662)	(31,662)
Common stock issued in conjunction with exercise of stock options	37,171	-	718	-	718
Common stock issued in conjunction with public offering, net of issuance costs	460,000	-	47,858	-	47,858
Common stock issued for restricted stock awards	4,087	-	455	-	455
Stock-based compensation expense	-	-	3,084	-	3,084
Balance at December 31, 2021	7,475,916	$7	$501,893	$(471,728)	$30,172
Net loss	-	-	-	(29,885)	(29,885)
Common stock issued in conjunction with exercise of stock options	1,533	-	13	-	13
Common stock and warrants issued in conjunction with follow-on public offering, net of issuance costs	800,000	1	4,265	-	4,266
Common stock issued for restricted stock awards	28,877	-	362	-	362
Stock-based compensation expense	-	-	2,051	-	2,051
Balance at December 31, 2022	8,306,326	$8	$508,584	$(501,613)	$6,979

See accompanying notes to consolidated financial statements

Aspira Women’s Health Inc.

Consolidated Statements of Cash Flows

(Amounts in Thousands)

	Twelve Months Ended
	December 31,
	2022	2021
	(as restated)
Cash flows from operating activities:
Net loss	$(29,885)	$(31,662)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash lease expense	4	37
Depreciation and amortization	264	302
Stock-based compensation expense	2,414	3,539
Change in fair value of warrant liabilities	(1,704)	-
Other expenses representing transaction costs allocated to the issuance of warrants	574	-
Loss on impairment and disposal of property and equipment	64	1
Forgiveness of PPP loan	-	(1,006)
Changes in operating assets and liabilities:
Accounts receivable	(218)	(162)
Prepaid expenses and other assets	33	(548)
Inventories	(142)	(144)
Accounts payable, accrued liabilities and other liabilities	(2,472)	2,248
Net cash used in operating activities	(31,068)	(27,395)
Cash flows from investing activities:
Purchase of property and equipment	(232)	(184)
Net cash used in investing activities	(232)	(184)
Cash flows from financing activities:
Principal repayment of DECD loan	(261)	(198)
Proceeds from issuance of common stock from exercise of stock options	13	718
Proceeds from public offering	9,000	48,235
Payment of issuance costs for public offering	(1,325)	(377)
Net cash provided by financing activities	7,427	48,378
Net (decrease) increase in cash, cash equivalents and restricted cash	(23,873)	20,799
Cash, cash equivalents and restricted cash, beginning of period	37,430	16,631
Cash, cash equivalents and restricted cash, end of period	$13,557	$37,430
Reconciliation to Consolidated Balance Sheet:
Cash and cash equivalents	$13,306	$37,180
Restricted cash	251	250
Unrestricted and restricted cash and cash equivalents	$13,557	$37,430
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	77	77
Supplemental disclosure of noncash investing and financing activities:
Forgiveness of PPP loan	-	(1,006)
Fair value of warrants issued in conjunction with common stock offering	4,526	-

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

Liquidity

The Company has incurred significant net losses and negative cash flows from operations since inception, and as a result has an accumulated deficit of approximately $501.6 million and working capital of $10.8 million as of December 31, 2022. For the year ended December 31, 2022, the Company incurred a net loss of $29.9 million and used cash in operations of $31.1 million. The Company also expects to incur a net loss and negative cash flows from operations for 2023. In the event that the Company’s existing cash on hand is not sufficient to fund operations, meet its capital requirements or satisfy the anticipated obligations as they become due, the Company expects to take further action to protect its liquidity position.

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

NOTE 3:RESTATEMENT

During its financial close process for the three and nine month ended September 30, 2023, the Company discovered an error in its accounting for certain warrants issued in August 2022 as part of its underwritten offering with William Blair & Company LLC, as more fully described below. The consolidated financial statements for the year ended December 31, 2022 and the unaudited interim financial statements for the three and nine months ended September 30, 2022 have been restated to reflect the correction of the error.

Restatement Background

Error in Accounting for Warrants

The Company identified certain errors in the accounting for warrants (the “Warrants”) issued pursuant to the underwriting agreement with William Blair & Company LLC in August 2022 (the “2022 Underwriting Agreement”). Specifically, when calculating the issuance date fair value of the Warrants, the Company used assumptions in the Black Scholes Valuation calculation that were associated with the incorrect Warrant issuance date. The Company used the 2022 Underwriting Agreement date of August 22, 2022 instead of the Warrant issuance date per the Common Stock Purchase Warrant Agreement dated August 25, 2022. The incorrect date resulted in inaccurate market closing price, risk free interest rate, and stock price volatility assumptions used in the Black Scholes Valuation calculation. The initial calculation based upon the August 22, 2022 assumptions calculated a issuance date fair value of approximately $7,752,000, whereas the updated calculation with the August 25, 2022 assumptions calculated a issuance date fair value of approximately $3,984,000, which results in a difference of approximately $3,768,000.

The change in the initial fair value of the warrant liability resulted in an adjustment of previously reported change in fair value of warrant liabilities in the amount of $3,768,000 on the consolidated statement of operations for the year ended December 31, 2022, with a corresponding adjustment in consolidated statement of cash flows for the year December 31, 2022.

Additionally, upon the initial recording of this transaction, total offering costs of $1,296,000 were allocated between expense included in the consolidated statements of operations and stockholders’ equity included in the consolidated balance sheets based on the percentage of the Warrant fair value of $7,752,000 and total gross proceeds of $9,000,000. $1,117,000 of offering costs were initially allocated to the warrants and expensed immediately to general and administrative (“G&A”) expense instead of as a non-operating expense in the consolidated statements of operations and comprehensive loss, and the remaining offering costs had a net impact to stockholders’ equity of $179,000. The updated allocation using the August 25, 2022 issuance date fair value of $3,984,000 resulted in a reallocation of offering costs of $543,000 from G&A to equity, and an adjustment of $574,000 from G&A expense to non-operating expense; $574,000 of the offering costs are now expensed immediately as other income (expense) on the consolidated statements of operations for the year ended December 31, 2022 and offering costs of $543,000 are recorded in stockholders’ equity on the consolidated balance sheet as of December 31, 2022. As a result of the change there was an adjustment in the presentation of the offering costs related to the warrant liability of $1,117,000 from cash flows used in operating activities to cash flows provided by financing activities on the Company’s consolidated statement of cash flows.

Other Adjustments

In addition to the errors identified above, the restated consolidated financial statements for the year ended December 31, 2022 also include adjustments to correct certain other immaterial errors.

These errors, both individually and in the aggregate, had no material impact on earnings per share for the year ended December 31, 2022.

Errors in Accounting for Stock-Based Compensation

The Company identified an error in accounting for its stock-based compensation for the three months ended March 31, 2023 that impacted previously issued 2022 consolidated financial statements. This error related to how the Company accounted for forfeitures in its consolidated statements of operations and comprehensive loss. Management evaluated the impact on the 2022 consolidated financial statements and concluded that the error of $262,000 was not material. The restated consolidated financial statements for the year ended December 31, 2022 include the correction of this immaterial error. The Company previously recorded this adjustment as an out of period adjustment to reduce stock-based compensation and additional paid-in capital in the amount of $262,000 within the unaudited condensed consolidated financial statements as of March 31, 2023.

Errors in Accounting for Severance payments to terminated employees

The Company identified an error in the recording of its accrued liability as of December 31, 2022 related to a reduction in force. Initially, the Company recorded an accrued liability of $248,000 as of December 31, 2022 for the reduction in force that took place on January 3, 2023. Since the affected employees were not notified until after December 31, 2022, the impact of the error was an overstatement of expense in the consolidated financial statements for the year ended December 31, 2022 of $248,000. Management evaluated the impact on the 2022 consolidated financial statements and concluded that the error was not material. The restated consolidated financial statements for the year ended December 31, 2022 include the correction of this immaterial error.

Omission of Fair Value Hierarchy Note

The Company previously omitted the fair value hierarchy disclosure for their insurance promissory note as well as the Connecticut Department of Commercial Development (“DECD”) loan as Level 2 and Level 3, respectively. This error is disclosure only and does not have a quantitative impact on any historical period consolidated financial statements. The restated consolidated financial statements for the year ended December 31, 2022 include the correction of this immaterial error.

Income Tax Disclosure

The deferred tax asset related to net operating losses and the corresponding valuation allowance was understated by $328,000 due to a calculation error that incorrectly excluded net operating losses of $1,500,000 on a pre-tax basis.

Affected Notes to the Restated 2022 Consolidated Financial Statements

As a result of the error in accounting for Warrants and the Other Adjustments, the following notes disclosures have been adjusted to reflect the correction of the errors:

NOTE 1: BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

NOTE 6: ACCRUED LIABILITIES

NOTE 7: COMMITMENTS, CONTINGENCIES AND DEBT

NOTE 8: COMMON STOCK

NOTE 9: LOSS PER SHARE

NOTE 10: EMPLOYEE SHARE BASED COMPENSATION AND BENEFIT PLANS

NOTE 11: INCOME TAXES

The effects of the restatement and other immaterial adjustments on the annual consolidated financial statements for the year ended December 31, 2022, are set forth as follows. All share and per share information in the “As Previously Reported” columns give effect to the reverse stock split disclosed in Note 13, Subsequent Events.

Aspira Women’s Health Inc.

Consolidated Balance Sheets

(Amounts in Thousands, Except Share and Par Value Amounts)

	December 31, 2022
	As Previously Reported	Adjustment for Warrant Liability	Other Adjustments	As Restated
Assets
Current assets:
Cash and cash equivalents	$13,306	$-	-	$13,306
Accounts receivable, net of allowance of $9	1,245	-	-	1,245
Prepaid expenses and other current assets	1,442	-	-	1,442
Inventories	316	-	-	316
Total current assets	16,309	-	-	16,309
Property and equipment, net	368	-	-	368
Right-of-use assets	282	-	-	282
Restricted cash	251	-	-	251
Other assets	163	-	-	163
Total assets	$17,373	$-	$-	$17,373
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$881	$-	-	$881
Accrued liabilities	3,650	-	(248)	3,402
Current portion of long-term debt	403	-	-	403
Short-term debt	764	-	-	764
Lease liability	77	-	-	77
Total current liabilities	5,775	-	(248)	5,527
Non-current liabilities:
Long-term debt	2,315	-	-	2,315
Lease liability	272	-	-	272
Warrant liabilities	2,280	-	-	2,280
Total liabilities	10,642	-	(248)	10,394
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $0.001 per share, 150,000,000 shares authorized at December 31, 2022 and December 31, 2021; 8,306,326 and 7,475,916 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	8	-	-	8
Additional paid-in capital	505,621	3,225	(262)	508,584
Accumulated deficit	(498,898)	(3,225)	510	(501,613)
Total stockholders’ equity	6,731	-	248	6,979
Total liabilities and stockholders’ equity	$17,373	$-	$-	$17,373

Aspira Women’s Health Inc.

Consolidated Statements of Operations

(Amounts in Thousands, Except Share and Per Share Amounts)

Aspira Women’s Health Inc.

	December 31, 2022
	As Previously Reported	Adjustment for Warrant Liability	Other Adjustments	As Restated
Revenue:
Product	$7,970	$-	$-	$7,970
Genetics	214	-	-	214
Total revenue	8,184	-	-	8,184
Cost of revenue(1):
Product	3,698	-	(4)	3,694
Genetics	167	-	-	167
Total cost of revenue	3,865	-	(4)	3,861
Gross profit	4,319	-	4	4,323
Operating expenses:
Research and development(2)	5,953	-	(36)	5,917
Sales and marketing(3)	14,948	-	(33)	14,915
General and administrative(4)	16,183	(1,117)	(437)	14,629
Total operating expenses	37,084	(1,117)	(506)	35,461
Loss from operations	(32,765)	1,117	510	(31,138)
Change in fair value of warrant liabilities	5,472	(3,768)	-	1,704
Interest income (expense), net	17	-	-	17
Other income (expense), net	106	(574)	-	(468)
Net loss	$(27,170)	$(3,225)	$510	$(29,885)
Net loss per share - basic and diluted	$(3.50)	$(0.42)	$0.07	$(3.85)
Weighted average common shares used to compute basic and diluted net loss per common share	7,769,109	7,769,109	7,769,109	7,769,109
Non-cash stock-based compensation expense included in cost of revenue and operating expenses:
(1) Cost of revenue	$80	$-	(4)	$76
(2) Research and development	203	-	(26)	177
(3) Sales and marketing	356	-	(2)	354
(4) General and administrative	2,037	-	(230)	1,807

Aspira Women’s Health Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(Amounts in Thousands, Except Share Amounts)

				Total
		Additional	Accumulated	Stockholder's
	Common Stock	Paid-In-Capital	Deficit	Equity (Deficit)
(As Previously Reported)
Balance at December 31, 2021	$7	$501,893	$(471,728)	$30,172
Net loss	-	-	(27,170)	(27,170)
Common stock issued in conjunction with exercise of stock options	-	13	-	13
Common stock and warrants issued in conjunction with follow-on public offering, net of issuance costs	1	1,040	-	1,041
Common stock issued for restricted stock awards	-	362	-	362
Stock-based compensation expense	-	2,313	-	2,313
Balance at December 31, 2022	$8	$505,621	$(498,898)	$6,731

(Adjustments)
Balance at December 31, 2021	$-	$-	$-	$-
Net loss	-	-	(2,715)	(2,715)
Common stock and warrants issued in conjunction with follow-on public offering, net of issuance costs	-	3,225	-	3,225
Stock-based compensation expense	2,313	(262)	-	2,051
Balance at December 31, 2022	$2,313	$2,963	$(2,715)	$2,561

(As Restated)
Balance at December 31, 2021	$7	$501,893	$(471,728)	$30,172
Net loss	-	-	(29,885)	(29,885)
Common stock issued in conjunction with exercise of stock options	-	13	-	13
Common stock and warrants issued in conjunction with follow-on public offering, net of issuance costs	1	4,265	-	4,266
Common stock issued for restricted stock awards	-	362	-	362
Stock-based compensation expense	-	2,051	-	2,051
Balance at December 31, 2022	$8	$508,584	$(501,613)	$6,979

Aspira Women’s Health Inc.

Consolidated Statements of Cash Flows

(Amounts in Thousands)

	December 31, 2022
	As Previously Reported	Adjustment for Warrant Liability	Other Adjustments	As Restated
Cash flows from operating activities:
Net loss	$(27,170)	$(3,225)	510	$(29,885)
Adjustments to reconcile net loss to net cash used in operating activities:				-
Non-cash lease expense	4	-	-	4
Depreciation and amortization	264	-	-	264
Stock-based compensation expense	2,676	-	(262)	2,414
Change in fair value of warrant liabilities	(5,472)	3,768	-	(1,704)
Other expenses representing transaction costs allocated to the issuance of warrants	-	574		574
Loss on impairment and disposal of property and equipment	64	-	-	64
Changes in operating assets and liabilities:			-
Accounts receivable	(218)	-	-	(218)
Prepaid expenses and other assets	33	-	-	33
Inventories	(142)	-	-	(142)
Accounts payable, accrued liabilities and other liabilities	(2,224)	-	(248)	(2,472)
Net cash used in operating activities	(32,185)	1,117	-	(31,068)
Cash flows from investing activities:
Purchase of property and equipment	(232)	-	-	(232)
Net cash used in investing activities	(232)	-	-	(232)
Cash flows from financing activities:
Principal repayment of DECD loan	(261)	-	-	(261)
Proceeds from issuance of common stock from exercise of stock options	13	-	-	13
Proceeds from public offering	9,000	-	-	9,000
Payment of issuance costs for public offering	(208)	(1,117)	-	(1,325)
Net cash provided by financing activities	8,544	(1,117)	-	7,427
Net (decrease) increase in cash, cash equivalents and restricted cash	(23,873)	-	-	(23,873)
Cash, cash equivalents and restricted cash, beginning of period	37,430	-	-	37,430
Cash, cash equivalents and restricted cash, end of period	$13,557	$-	-	$13,557
Reconciliation to Consolidated Balance Sheet:
Cash and cash equivalents	$13,306	$-	-	$13,306
Restricted cash	251	-	-	251
Unrestricted and restricted cash and cash equivalents	$13,557	$-	$-	$13,557

Restatement of previously issued unaudited interim condensed consolidated financial statements (unaudited).

The change in the initial fair value of the warrant liability of $3,768,000 resulted in a corresponding adjustment of previously reported change in fair value of warrant liabilities in the same amount on the consolidated statement of operations for the three and nine months ended September 30, 2022 with a corresponding adjustment in the unaudited condensed consolidated statements of cash flows for the nine months ended September 30, 2022.

The updated allocation using the August 25, 2022 issuance date fair value of $3,984,000 also resulted in a reallocation of offering costs of $543,000 from G&A to equity, and an adjustment of $574,000 from G&A expense to non-operating expense; $574,000 of the offering costs are now expensed immediately as other income (expense) on the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2022 and offering costs of $543,000 are recorded in stockholders’ equity on the unaudited condensed consolidated balance sheet as of September 30, 2022. As a result of the change there was an adjustment in the presentation of the offering costs related to the warrant liability of $1,117,000 from cash flows used in operating activities to cash flows provided by financing activities on the Company’s consolidated statement of cash flows.

The effects of the restatement on the unaudited interim financial statements as of and for the three and nine months ended September 30, 2022 are set forth as follows.

Aspira Women’s Health Inc.

Condensed Consolidated Balance Sheets

(Amounts in Thousands, Except Share and Par Value Amounts)

(Unaudited)

	September 30, 2022
	As Previously Reported	Adjustment for Warrant Liability	As Restated
Assets
Current assets:
Cash and cash equivalents	$20,551	$-	$20,551
Accounts receivable, net of allowance of $6	1,201	-	1,201
Prepaid expenses and other current assets	944	-	944
Inventories	280	-	280
Total current assets	22,976	-	22,976
Property and equipment, net	417	-	417
Right-of-use assets	299	-	299
Restricted cash	250	-	250
Other assets	-	-	-
Total assets	$23,942	$-	$23,942
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,893	$-	$1,893
Accrued liabilities	4,988	-	4,988
Current portion of long-term debt	343	-	343
Short-term debt	-	-	-
Lease liability	73	-	73
Total current liabilities	7,297	-	7,297
Non-current liabilities:
Long-term debt	2,426	-	2,426
Lease liability	293	-	293
Warrant liabilities	2,748	-	2,748
Total liabilities	12,764	-	12,764
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $0.001 per share, 150,000,000 shares authorized at September 30, 2022 and December 31, 2021; 8,296,376 and 7,475,916 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	8	-	8
Additional paid-in capital	504,967	3,225	508,192
Accumulated deficit	(493,797)	(3,225)	(497,022)
Total stockholders’ equity	11,178	-	11,178
Total liabilities and stockholders’ equity	$23,942	$-	$23,942

Aspira Women’s Health Inc.

Condensed Consolidated Statements of Operations

(Amounts in Thousands, Except Share and Per Share Amounts)

(Unaudited)

	Three Months Ended
	September 30, 2022
	As Previously Reported	Adjustment for Warrant Liability	As Restated
Revenue:
Product	$2,037	$-	$2,037
Genetics	35	-	35
Total revenue	2,072	-	2,072
Cost of revenue(1):
Product	875	-	875
Genetics	41	-	41
Total cost of revenue	916	-	916
Gross profit	1,156	-	1,156
Operating expenses:
Research and development(2)	2,157	-	2,157
Sales and marketing(3)	3,950	-	3,950
General and administrative(4)	4,746	(1,117)	3,629
Total operating expenses	10,853	(1,117)	9,736
Loss from operations	(9,697)	1,117	(8,580)
Change in fair value of warrant liabilities	5,004	(3,768)	1,236
Interest income (expense), net	18	-	18
Other income (expense), net	117	(574)	(457)
Net loss	$(4,558)	$(3,225)	$(7,783)
Net loss per share - basic and diluted	$(0.58)	$(0.42)	$(1.00)
Weighted average common shares used to compute basic and diluted net loss per common share	7,807,876	7,807,876	7,807,876
Non-cash stock-based compensation expense included in cost of revenue and operating expenses:
(1) Cost of revenue	$(23)	$-	$(23)
(2) Research and development	65	-	65
(3) Sales and marketing	76	-	76
(4) General and administrative	428	-	428

Aspira Women’s Health Inc.

Condensed Consolidated Statements of Operations

(Amounts in Thousands, Except Share and Per Share Amounts)

(Unaudited)

	Nine Months Ended
	September 30, 2022
	As Previously Reported	Adjustment for Warrant Liability	As Restated
Revenue:
Product	$5,890	$-	$5,890
Genetics	141	-	141
Total revenue	6,031	-	6,031
Cost of revenue(1):
Product	2,768	-	2,768
Genetics	180	-	180
Total cost of revenue	2,948	-	2,948
Gross profit	3,083	-	3,083
Operating expenses:
Research and development(2)	4,915	-	4,915
Sales and marketing(3)	12,027	-	12,027
General and administrative(4)	13,305	(1,117)	12,188
Total operating expenses	30,247	(1,117)	29,130
Loss from operations	(27,164)	1,117	(26,047)
Change in fair value of warrant liabilities	5,004	(3,768)	1,236
Interest income (expense), net	(10)	-	(10)
Other income (expense), net	101	(574)	(473)
Net loss	$(22,069)	$(3,225)	$(25,294)
Net loss per share - basic and diluted	$(2.91)	$(0.42)	$(3.33)
Weighted average common shares used to compute basic and diluted net loss per common share	7,590,872	7,590,872	7,590,872
Non-cash stock-based compensation expense included in cost of revenue and operating expenses:
(1) Cost of revenue	$64	$-	$64
(2) Research and development	114	-	114
(3) Sales and marketing	281	-	281
(4) General and administrative	1,535	-	1,535

Aspira Women’s Health Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Amounts in Thousands, Except Share Amounts)

(Unaudited)

								Total
	Common		Additional			Accumulated		Stockholders'
	Stock		Paid-in-Capital			Deficit		Equity
(As Previously Reported)
Balance at December 31, 2021	$7			$501,893			$(471,728)	$30,172
Net loss	-			-			(9,268)	(9,268)
Common stock issued in conjunction with exercise of stock options	-			2			-	2
Stock-based compensation expense	-			838			-	838
Balance at March 31, 2022	$7			$502,733			$(480,996)	$21,744
Net loss	-			-			(8,243)	(8,243)
Common stock issued in conjunction with exercise of stock options	-			11			-	11
Common stock issued for restricted stock awards	-	-	-	140	-	-	-	140
Stock-based compensation expense	-			470			-	470
Balance at June 30, 2022	$7			$503,354			$(489,239)	$14,122
Net loss	-			-			(4,558)	(4,558)
Common stock and warrants issued in conjunction with follow-on public offering, net of issuance costs	1			1,067			-	1,068
Common stock issued for restricted stock awards	-			95			-	95
Stock-based compensation expense	-			451			-	451
Balance at September 30, 2022	$8			$504,967			$(493,797)	$11,178

(Adjustments)
Balance at June 30, 2022	$-			$-			$-	$-
Net loss	-			-			(3,225)	(3,225)
Common stock and warrants issued in conjunction with follow-on public offering, net of issuance costs	-			3,225			-	3,225
Balance at September 30, 2022	$-			$3,225			$(3,225)	$-

(As Restated)
Balance at December 31, 2021	$7			$501,893			$(471,728)	$30,172
Net loss	-			-			(9,268)	(9,268)
Common stock issued in conjunction with exercise of stock options	-			2			-	2
Stock-based compensation expense	-			838			-	838
Balance at March 31, 2022	$7			$502,733			$(480,996)	$21,744
Net loss	-			-			(8,243)	(8,243)
Common stock issued in conjunction with exercise of stock options	-			11			-	11
Common stock issued for restricted stock awards	-			140			-	140
Stock-based compensation expense	-			470			-	470
Balance at June 30, 2022	$7			$503,354			$(489,239)	$14,122
Net loss	-			-			(7,783)	(7,783)
Common stock and warrants issued in conjunction with follow-on public offering, net of issuance costs	1			4,292			-	4,293
Common stock issued for restricted stock awards	-			95			-	95
Stock-based compensation expense	-			451			-	451
Balance at September 30, 2022	$8			$508,192			$(497,022)	$11,178

Aspira Women’s Health Inc.

Condensed Consolidated Statements of Cash Flows

(Amounts in Thousands)

(Unaudited)

	Nine Months Ended September 30, 2022
	As Previously Reported	Adjustment for Warrant Liability	As Restated
Cash flows from operating activities:
Net loss	$(22,069)	$(3,225)	$(25,294)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash lease expense	4	-	4
Depreciation and amortization	195	-	195
Stock-based compensation expense	1,994	-	1,994
Change in fair value of warrant liabilities	(5,004)	3,768	(1,236)
Other expenses representing transaction costs allocated to the issuance of warrants	-	574	574
Loss on sale and disposal of property and equipment	10	-	10
Changes in operating assets and liabilities:
Accounts receivable	(174)	-	(174)
Prepaid expenses and other assets	694	-	694
Inventories	(106)	-	(106)
Accounts payable, accrued liabilities and other liabilities	(653)	-	(653)
Net cash used in operating activities	(25,109)	1,117	(23,992)
Cash flows from investing activities:
Purchase of property and equipment	(158)		(158)
Net cash used in investing activities	(158)	-	(158)
Cash flows from financing activities:
Principal repayment of DECD loan	(196)	-	(196)
Proceeds from issuance of common stock from exercise of stock options	13	-	13
Proceeds from public offering	9,000	-	9,000
Payment of issuance costs for public offering	(179)	(1,117)	(1,296)
Net cash provided by financing activities	8,638	(1,117)	7,521
Net (decrease) increase in cash, cash equivalents and restricted cash	(16,629)	-	(16,629)
Cash, cash equivalents and restricted cash, beginning of period	37,430	-	37,430
Cash, cash equivalents and restricted cash, end of period	$20,801	$-	$20,801
Reconciliation to Condensed Consolidated Balance Sheet:
Cash and cash equivalents	$20,551	$-	$20,551
Restricted cash	250	-	250
Unrestricted and restricted cash and cash equivalents	$20,801	$-	$20,801

NOTE 4:Strategic Alliance with Quest Diagnostics Incorporated

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

Note 5: Property and Equipment

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

NOTE 6:Accrued Liabilities

The components of accrued liabilities as of December 31, 2022 and 2021 were as follows:

	December 31,
	2022	2021
(in thousands)	(as restated)
Payroll and benefits related expenses	$1,803	$2,652
Collaboration and research agreements expenses	404	382
Professional services	556	1,992
Other accrued liabilities	639	273
Total accrued liabilities	$3,402	$5,299

NOTE 7:Commitments, Contingencies and debt

Long-term debt consisted of the following:

	December 31,	December 31,
	2022	2021
(in thousands)
DECD loan, net of issuance costs	$2,718	$2,919
Less: Current portion, net of issuance costs	(403)	(201)
Total long-term debt, net of issuance costs	$2,315	$2,718

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

The DECD loan is classified within Level 3 of the fair value hierarchy. The following table presents the carrying value and fair value of the DECD load. The fair value is estimated based on the discounted cash flows using the prevailing marketing interest rates.

		December 31,		December 31,
		2022		2021
(in thousands)	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
DECD loan	Level 3	$2,729	$2,110	$2,934	$2,157

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

The carrying value of the Company’s insurance promissory note approximates fair value at December 31, 2023 and 2022, due to the short-term nature of the insurance note and are classified as Level 2 within the fair value hierarchy.

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

NOTE 8:Common Stock

2021 Public Offering

On February 4, 2021, the Company entered into an underwriting agreement (the “2021 Underwriting Agreement”) with William Blair & Company, L.L.C. and Truist Securities, Inc., as representatives of several underwriters (the “2021 Underwriters”), in connection with the underwritten public offering of 400,000 shares of Aspira common stock at a price to the public of $112.50 per share. The 2021 Underwriters purchased these 400,000 shares at the public offering price per share, less the underwriting discount of $7.3125 per share.

Under the 2021 Underwriting Agreement, the Company granted the 2021 Underwriters an option to purchase up to an additional 60,000 shares of Aspira common stock at the public offering price, less the underwriting discount of $7.3125 per share. On February 5, 2021, the 2021 Underwriters notified the Company that they were exercising this option in connection with the closing of the 2021 Offering. The 2021 Offering, including the additional 60,000 shares of Aspira common stock, closed on February 8, 2021 and resulted in net proceeds to the Company of approximately $47,858,000, after deducting underwriting discounts and offering expenses of $377,000.

2022 Public Offering

On August 22, 2022, the Company entered into an underwriting agreement (the “2022 Underwriting Agreement”) with William Blair & Company, L.L.C., as the sole underwriter (the “2022 Underwriter”). Pursuant to the 2022 Underwriting Agreement, the Company agreed to issue and sell, in an underwritten public offering (the “2022 Offering”), 800,000 shares of the Company’s common stock, par value $0.001 per share (“Common Stock”) and warrants to purchase up to 799,985 shares of Common Stock (the

“Warrants”). Each share of Common Stock was sold together with one Warrant to purchase one share of Common Stock, at a price to the public of $11.25 per share and related Warrant.

The Warrants were issued pursuant to a common stock purchase warrant (the “Form of Warrant”). Each Warrant has an initial exercise price equal to $13.20 per share of Common Stock and are exercisable for five years from the date of issuance. The exercise price and the number of shares of Common Stock issuable upon exercise of the Warrants are subject to adjustment in the event of certain subdivisions and combinations, including by any stock split or reverse stock split, stock dividend, recapitalization or otherwise. The exercise of the Warrants may be limited in certain circumstances if, after giving effect to such exercise, the holder or any of its affiliates would beneficially own (as determined in accordance with the terms of the Warrants) more than 4.99% (or, at the election of the holder, 9.99%) of the outstanding Common Stock immediately after giving effect to the exercise. There is no established trading market available for the Warrants on any securities exchange or nationally recognized trading system.

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

The fair values of the Warrants as of August 25, 2022, the issuance date, and December 31, 2022 were $3,984,000 and $2,280,000, respectively. The fair value of the Warrants was estimated using Black-Scholes pricing model based on the following assumptions:

	December 31, 2022	August 25, 2022
Dividend yield	-%	-%
Volatility	96.8%	97.3%
Risk-free interest rate	3.99%	3.15%
Expected lives (years)	4.64	5.00
Weighted average fair value	$0.190	$0.332

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

The 2022 Offering resulted in net proceeds to the Company of approximately $7,675,000, after deducting underwriting discounts and offering expenses of $1,325,000. Offering costs were allocated between expense and equity based on the percentage of the Warrant fair value of $3,984,000 and the total gross proceeds of $9,000,000. $574,000 of offering costs were allocated to the Warrants and were expensed immediately and recorded as other income (expense) in the consolidated statement of operations for the year ended December 31, 2022, resulting in a net impact to the Company’s equity of $751,000.

Warrants

Warrants outstanding as of December 31, 2022 and 2021 were as follows:

		Exercise Price	Number of Shares Outstanding under Warrant
Issuance Date	Expiration Date	per Share	December 31, 2022	December 31, 2021
August 25, 2022	August 25, 2027	$ 13.20	799,985	-
			799,985	-

NOTE 9: Loss Per Share

The reconciliation of the numerators and denominators of basic and diluted loss per share for the years ended December 31, 2022 and 2021 was as follows:

	Loss	Shares	Per Share
	(Numerator)	(Denominator)	Amount
(In thousands, except shares and per share data)	(as restated)	(as restated)	(as restated)
Year ended December 31, 2022:
Net loss - basic	$(29,885)	7,769,109	$(3.85)
Dilutive effect of common stock shares issuable upon exercise of stock options	-	-
Net loss - diluted	$(29,885)	7,769,109	$(3.85)

Year ended December 31, 2021:
Net loss - basic	$(31,662)	7,414,041	$(4.27)
Dilutive effect of common stock shares issuable upon exercise of stock options	-	-
Net loss - diluted	$(31,662)	7,414,041	$(4.27)

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

The potential shares of common stock that have been excluded from the diluted loss per share calculation above for the years ended December 31, 2022 and 2021 were as follows:

	Year Ended December 31,
	2022	2021
Stock options	655,139	683,681
Warrants	799,985	-

Potential common shares	1,455,124	683,681

NOTE 10:Employee SHARE BASED COMPENSATION AND Benefit Plans

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

As of December 31, 2022, a total of 287,104 shares of Aspira common stock were reserved for issuance with respect to outstanding stock options.

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

Subject to the terms and conditions of the 2019 Plan, the initial number of shares authorized for grants under the 2019 Plan is 699,486. To the extent an equity award granted under the 2019 Plan expires or otherwise terminates without having been exercised or paid in full, or is settled in cash, the shares of common stock subject to such award will become available for future grant under the 2019 Plan. As of December 31, 2022, there were 238,432 shares of Aspira common stock available for future grants under the 2019 Plan.

As of December 31, 2022, there were 368,124 shares of Aspira common stock subject to outstanding stock options and there were no outstanding restricted stock units.

The activity related to shares available for grant under the 2010 Plan and the 2019 Plan for the years ended December 31, 2022 and 2021 was as follows:

	2010 Stock Option Plan	2019 Stock Option Plan	Total
Shares available at December 31, 2020	-	433,662	433,662
Options forfeited	6,375	88,109	94,484
Options granted	-	(268,042)	(268,042)
Restricted stock units granted	-	(5,116)	(5,116)
Shares expired	(6,375)	-	(6,375)
Shares available at December 31, 2021	-	248,613	248,613
Options forfeited	2,650	198,624	201,274
Options granted	-	(174,175)	(174,175)
Restricted stock units forfeited	-	347	347
Restricted stock units granted	-	(29,223)	(29,223)
Shares expired	(2,650)	(5,754)	(8,404)
Shares available at December 31, 2022	-	238,432	238,432

The stock option activity under the 2010 Plan and the 2019 Plan for the years ended December 31, 2022 and 2021 was as follows:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term
Options outstanding at December 31, 2020	547,508	$22.35	$42,833,712	7.51
Granted	268,042	93.30
Exercised	(37,205)	19.35
Forfeited	(94,484)	65.10
Options outstanding at December 31, 2021	683,861	$44.40	$3,797,181	7.44
Granted	174,175	13.61
Exercised	(1,623)	11.10
Forfeited	(201,274)	32.88
Options outstanding at December 31, 2022	655,139	$29.25	$-	6.06

Shares exercisable:
December 31, 2022	421,373	$24.45	$-	4.99
Shares expected to vest:
December 31, 2022	176,608	$37.80	$-	8.01

The range of exercise prices for options outstanding and exercisable at December 31, 2022 is as follows:

Exercise Price			Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life in Years	Options Exercisable	Weighted Average Exercise Price
$5.70	-	$15.15	185,891	$10.33	6.45	125,137	$10.31
15.60	-	19.20	145,501	16.00	7.50	60,262	16.45
19.35	-	30.75	170,867	22.99	4.33	154,872	23.34
31.20	-	116.85	152,880	71.66	6.16	80,418	54.76

$5.70	-	$116.85	655,139	$29.20	7.44	420,689	$24.48

(in thousands)	Total Intrinsic Value of Options Exercised	Total Fair Value of Vested Options
Year ended December 31, 2022	$5	$5,982
Year ended December 31, 2021	$2,903	$4,325

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

The allocation of employee and director stock-based compensation expense by functional area for the years ended December 31, 2022 and 2021 was as follows:

	Year Ended
	December 31,
(in thousands)	2022	2021
	(as restated)
Cost of revenue	$59	$153
Research and development	61	350
Sales and marketing	354	1,210
General and administrative	1,807	1,658
Total	$2,281	$3,371

As of December 31, 2022, total unrecognized compensation cost related to unvested stock option awards was approximately $3,110,000, as restated, and the related weighted average period over which it is expected to be recognized was 2.32 years. As of December 31, 2022, there was no unrecognized compensation costs related to restricted stock units.

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

NOTE 11:Income Taxes

There was no current income tax expense or benefit for the years ended December 31, 2022 or 2021 because of net losses during those years. These net losses were generated from domestic operations.

Domestic and foreign components of loss from continuing operations before income taxes for the years ended December 31, 2022 and 2021 were $29,885,000 and $31,662,000, respectively.

Based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company has provided a full valuation allowance against its net deferred tax assets at December 31, 2022 and 2021. Therefore there was no deferred income tax expense or benefit for the years ended December 31, 2022 or 2021.

The components of net deferred tax assets (liabilities) at December 31, 2022 and 2021 were as follows:

	Year Ended December 31,
	2022	2021
(in thousands)	(as restated)
Deferred tax assets:
Net operating losses	$44,509	$38,268
Capitalized research expenses	3,686	2,404
Fixed asset depreciation	678	633
Other	804	587
Total deferred tax assets	49,677	41,892
Valuation allowance	(49,677)	(41,892)
Deferred tax assets	$-	$-

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

The reconciliation of the statutory federal income tax rate to the Company’s effective tax rate for the years ended December 31, 2022 and 2021 was as follows:

	Year Ended December 31,
	2022	2021
	(as restated)
Tax at federal statutory rate	21%	21%
State tax, net of federal benefit	5	(2)
Change in valuation allowance	(26)	(21)
Change in warrant valuation	1	-
Net operating loss reduction due to Section 382 limitation	-	-
Permanent items	(1)	1
Other	-	1
Effective income tax rate	-%	-%

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

The valuation allowance was $49.7 million and $41.9 million at December 31, 2022 and 2021, respectively. The increase of approximately $7.8 million between 2021 and 2022 is primarily due to adjustments to the domestic deferred tax assets related to net operating losses.

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

NOTE 12:Related Party Transactions

In March 2021, the Company entered into a consulting agreement, as amended, with David Schreiber, pursuant to which Mr. Schreiber performed certain consulting services for the Company after his service on the Company’s board of directors had concluded.

NOTE 13:SUBSEQUENT EVENTS

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

On March 28, 2023, we entered into an agreement, (the “LPC Agreement”) with Lincoln Park Capital Fund LLC (“Lincoln Park”), pursuant to which we have the right to sell to Lincoln Park shares of our common stock, having an aggregate value of up to $10 million, subject to certain limitations and conditions, at our sole discretion during a 36-month period ending March 27, 2026. In connection with the LPC Agreement, we issued 47,733 shares of our common stock to Lincoln Park as consideration for its commitment to purchase shares of our common stock. We did not receive any cash proceeds from the issuance of these commitment shares.

Reverse Stock Split

On May 9, 2023, the Company’s board of directors approved a one for fifteen reverse stock split (the “Reverse Stock Split”) of the Company’s common stock without any change to its par value, which became effective on May 12, 2023. All references to share and per share amounts for all periods presented in these restated consolidated financial statements have been retrospectively restated to reflect the Reverse Stock Split. Par values were not adjusted.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Aspira Women’s Health Inc.
Date: October 25, 2023	/s/ Nicole Sandford
Nicole Sandford President and Chief Executive Officer (Principal Executive Officer)
Date: October 25, 2023	/s/ Torsten Hombeck
Torsten Hombeck Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)