Form 10-Q
period 2023-09-30
Aspira Women's Health Inc.
filed 2023-11-13
CIK 926617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 9, 2023, the registrant had 10,336,834 shares of common stock, par value $0.001 per share, outstanding.

ASPIRA WOMEN’S HEALTH INC.

FORM 10-Q

For the Quarter Ended September 30, 2023

The following are registered and unregistered trademarks and service marks of Aspira Women’s Health Inc.: VERMILLION SM, Aspira Women’s Health®, OVA1®, OVERA®, ASPiRA LABS SM, OvaCalc®, OVASUITESM, ASPiRA GenetiXSM , OVA1PLUS®, OVAWATCHSM, EndoCheckSM, OVAInheritSM, Aspira SynergySM,, OVA360SM, ASPIRA IVD® , and YOUR HEALTH, OUR PASSION®.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Aspira Women’s Health Inc.

Condensed Consolidated Balance Sheets (unaudited)

(Amounts in Thousands, Except Share and Par Value Amounts)

	September 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$5,100	$13,306
Accounts receivable, net of reserves of $35 and $9, at September 30, 2023 and December 31, 2022, respectively	1,590	1,245
Prepaid expenses and other current assets	581	1,442
Inventories	301	316
Total current assets	7,572	16,309
Property and equipment, net	221	368
Right-of-use assets	600	282
Restricted cash	256	251
Other assets	13	163
Total assets	$8,662	$17,373
Liabilities and Stockholders’ (Deficit) Equity
Current liabilities:
Accounts payable	$1,382	$881
Accrued liabilities	3,089	3,402
Current portion of long-term debt	378	403
Short-term debt	77	764
Current maturities of lease liabilities	236	77
Total current liabilities	5,162	5,527
Non-current liabilities:
Long-term debt	1,217	2,315
Non-current maturities of lease liabilities	429	272
Warrant liabilities	2,513	2,280
Total liabilities	9,321	10,394
Commitments and contingencies (Note 4)
Stockholders’ (deficit) equity:
Common stock, par value $0.001 per share, 200,000,000 and 150,000,000 shares authorized at September 30, 2023 and December 31, 2022, respectively; 10,287,182 and 8,306,326 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	11	8
Additional paid-in capital	514,544	508,584
Accumulated deficit	(515,214)	(501,613)
Total stockholders’ (deficit) equity	(659)	6,979
Total liabilities and stockholders’ (deficit) equity	$8,662	$17,373

See accompanying notes to the unaudited condensed consolidated financial statements.

Aspira Women’s Health Inc.

Condensed Consolidated Statements of Operations (unaudited)

(Amounts in Thousands, Except Share and Per Share Amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
		(as restated)		(as restated)
Revenue:
Product	$2,217	$2,037	$7,023	$5,890
Genetics	-	35	1	141
Total revenue	2,217	2,072	7,024	6,031
Cost of revenue(1):
Product	910	875	2,981	2,768
Genetics	-	41	-	180
Total cost of revenue	910	916	2,981	2,948
Gross profit	1,307	1,156	4,043	3,083
Operating expenses:
Research and development(2)	998	2,157	2,958	4,915
Sales and marketing(3)	1,702	3,950	6,069	12,027
General and administrative(4)	2,723	3,629	9,733	12,188
Total operating expenses	5,423	9,736	18,760	29,130
Loss from operations	(4,116)	(8,580)	(14,717)	(26,047)
Change in fair value of warrant liabilities	(1,201)	1,236	(233)	1,236
Interest income, net	12	18	46	(10)
Other income (expense), net	599	(457)	1,303	(473)
Net loss	$(4,706)	$(7,783)	$(13,601)	$(25,294)
Net loss per share - basic and diluted	$(0.48)	$(1.00)	$(1.54)	$(3.33)
Weighted average common shares used to compute basic and diluted net loss per common share	9,776,436	7,807,876	8,838,342	7,590,872
Non-cash stock-based compensation expense included in cost of revenue and operating expenses:
(1) Cost of revenue	$7	$(23)	$26	$64
(2) Research and development	65	65	224	114
(3) Sales and marketing	(105)	76	19	281
(4) General and administrative	451	428	1,033	1,535

See accompanying notes to the unaudited condensed consolidated financial statements.

Aspira Women’s Health Inc.

Condensed Consolidated Statements of Changes in Stockholders’ (Deficit) Equity (unaudited)

(Amounts in Thousands, Except Share Amounts)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
Balance at December 31, 2022	8,306,326	$8	$508,584	$(501,613)	$6,979
Net loss	-	-	-	(6,578)	(6,578)
Common stock issued under an at the market offering agreement, net of issuance costs	23,217	-	30	-	30
Stock-based compensation expense	-	-	396	-	396
Balance at March 31, 2023	8,329,543	$8	$509,010	$(508,191)	$827
Net loss	-	-	-	(2,317)	(2,317)
Common stock issued under an at the market offering agreement, net of issuance costs	12,335	-	38	-	38
Common stock issued under an equity line of credit agreement, net of issuance costs	53,335	-	178	-	178
Common stock issued for entering into equity line of credit with Lincoln Park	47,733		258		258
Common stock issued for vested restricted stock awards	30,441	1	263	-	264
Stock-based compensation expense	-	-	224	-	224
Fractional shares adjustment related to reverse stock split	(24)	-	-	-	-
Balance at June 30, 2023	8,473,363	$9	$509,971	$(510,508)	$(528)
Net loss	-	-	-	(4,706)	(4,706)
Common stock issued under a registered direct offering, net of issuance costs	1,694,820	2	4,155	-	4,157
Common stock issued for vested restricted stock awards	118,999	-	421	-	421
Stock-based compensation expense	-	-	(3)	-	(3)
Balance at September 30, 2023	10,287,182	$11	$514,544	$(515,214)	$(659)

Aspira Women’s Health Inc.

Condensed Consolidated Statements of Changes in Stockholders’ (Deficit) Equity (unaudited) (continued)

(Amounts in Thousands, Except Share Amounts)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
Balance at December 31, 2021	7,475,916	$7	$501,893	$(471,728)	$30,172
Net loss	-	-	-	(9,268)	(9,268)
Common stock issued in conjunction with exercise of stock options	200	-	2	-	2
Stock-based compensation expense	-	-	838	-	838
Balance at March 31, 2022	7,476,116	$7	$502,733	$(480,996)	$21,744
Net loss	-	-	-	(8,243)	(8,243)
Common stock issued in conjunction with exercise of stock options	1,333	-	11	-	11
Common stock issued for vested restricted stock awards	8,977	-	140	-	140
Stock-based compensation expense	-	-	470	-	470
Balance at June 30, 2022	7,486,426	$7	$503,354	$(489,239)	$14,122
Net loss (as restated)	-	-	-	(7,783)	(7,783)
Common stock and warrants issued in conjunction with follow-on public offering, net of issuance costs (as restated)	800,000	1	4,292	-	4,293
Common stock issued for vested restricted stock awards	9,950	-	95	-	95
Stock-based compensation expense	-	-	451	-	451
Balance at September 30, 2022 (as restated)	8,296,376	$8	$508,192	$(497,022)	$11,178

See accompanying notes to the unaudited condensed consolidated financial statements.

Aspira Women’s Health Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

(Amounts in Thousands)

	Nine Months Ended
	September 30,
	2023	2022
		(as restated)
Cash flows from operating activities:
Net loss	$(13,601)	$(25,294)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash lease expense	(2)	4
Depreciation and amortization	162	195
Stock-based compensation expense	1,302	1,994
Change in fair value of warrant liabilities	233	(1,236)
Other expenses representing transaction costs allocated to the issuance of warrants	-	574
Loss on impairment and disposal of property and equipment	(3)	10
Forgiveness of DECD loan	(1,000)	-
Financing expense for entering into equity line of credit with Lincoln Park	258	-
Changes in operating assets and liabilities:
Accounts receivable	(345)	(174)
Prepaid expenses and other assets	1,011	694
Inventories	15	(106)
Accounts payable, accrued liabilities and other liabilities	(474)	(653)
Net cash used in operating activities	(12,444)	(23,992)
Cash flows from investing activities:
Purchase of property and equipment	(12)	(158)
Net cash used in investing activities	(12)	(158)
Cash flows from financing activities:
Principal repayment of DECD loan	(148)	(196)
Proceeds from issuance of common stock from exercise of stock options	-	13
Proceeds from at the market offering	202	-
Payment of issuance costs for at the market offering	(134)	-
Proceeds from equity line of credit	178	-
Proceeds from registered direct offering	4,716	-
Payment of issuance costs for registered direct offering	(559)	-
Proceeds from public offering	-	9,000
Payment of issuance costs for public offering	-	(1,296)
Net cash provided by financing activities	4,255	7,521
Net decrease in cash, cash equivalents and restricted cash	(8,201)	(16,629)
Cash, cash equivalents and restricted cash, beginning of period	13,557	37,430
Cash, cash equivalents and restricted cash, end of period	$5,356	$20,801
Reconciliation to Consolidated Balance Sheet:
Cash and cash equivalents	$5,100	$20,551
Restricted cash	256	250
Unrestricted and restricted cash and cash equivalents	$5,356	$20,801
Supplemental disclosure of cash flow information:

Cash paid during the period for interest	$41	$57
Supplemental disclosure of noncash investing and financing activities:
Forgiveness of DECD loan	$(1,000)	$-
Commitment shares for equity line of credit	258	-
Net increase in right-of-use assets	318	-
Fair value of warrants issued in conjunction with common stock offering	-	3,984

See accompanying notes to the unaudited condensed consolidated financial statements.

Aspira Women’s Health Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.    ORGANIZATION, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

Organization

Aspira Women’s Health Inc. (“Aspira” and its wholly-owned subsidiaries are collectively referred to as the “Company”) is incorporated in the state of Delaware, and is engaged in the business of discovering, developing and commercializing risk assessment and diagnostic tests for gynecologic diseases. The Company currently markets and distributes the following products and related services: (1) Ova1Plus, a non-invasive blood test that combines two FDA-cleared tests for women with pelvic masses who are planned for surgery: Ova1, leveraging its high sensitivity, and Overa, with its high specificity; and (2) OvaWatch, a non-invasive blood test used to assess the risk of ovarian cancer for women with adnexal masses, evaluated by initial clinical assessment as likely benign or indeterminant with a negative predictive value of 99%.

Collectively, these tests are referred to and marketed as OvaSuite. Revenue from these sources is included in total revenue in the results of operations for the three and nine months ended September 30, 2023 and 2022, respectively.

Reverse Stock Split

On May 9, 2023, the Company’s board of directors approved a one-for-fifteen reverse stock split (the “Reverse Stock Split”) of the Company’s common stock without any change to its par value, which became effective on May 12, 2023. All references to share and per share amounts for all periods presented in these unaudited condensed consolidated financial statements have been retrospectively restated to reflect the Reverse Stock Split. Par values were not adjusted.

Liquidity

As of September 30, 2023, the Company had approximately $5,100,000 of cash and cash equivalents (excluding restricted cash of $256,000), an accumulated deficit of approximately $515,214,000, and working capital of approximately $2,410,000. For the three and nine months ended September 30, 2023, the Company incurred a net loss of $4, 706,000 and $13,601,000, respectively, and used cash in operations of $3,321,000 and $12,444,000, respectively. The Company has incurred significant net losses and negative cash flows from operations since inception. The Company also expects to continue to incur a net loss and negative cash flows from operations for the remainder of 2023. In the event that the Company’s existing cash on hand is not sufficient to fund operations, meet its capital requirements or satisfy the anticipated obligations as they become due, the Company expects to take further action to protect its liquidity position, which include, but are not limited to:

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

There can be no assurance that the Company will achieve or sustain profitability or positive cash flow from operations. Given the above conditions, there is substantial doubt about the Company’s ability to continue as a going concern within one year after the consolidated interim financial statements are issued. The unaudited condensed consolidated financial statements have been prepared on a going concern basis and do not include any adjustments that might result from these uncertainties.

On June 1, 2022, the Company received a deficiency letter from the Listing Qualifications Department of the Nasdaq Stock Market notifying the Company that, for the preceding 30 consecutive business days, the closing bid price for the Company’s common stock was below the minimum $1.00 per share requirement for continued inclusion on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Rule”). On November 29, 2022, the Company was granted an additional 180-calendar day compliance period, or until May 29, 2023, to regain compliance with the minimum bid price requirement. On May 26, 2023, the Company received notice from Nasdaq that it had regained compliance.

On July 11, 2023, the Company received a second deficiency letter from the Listing Qualifications Department of the Nasdaq Stock Market notifying the Company that, for the 30 consecutive business days prior to the date of the deficiency letter, the Company’s Market Value of Listed Securities was below the minimum of $35 million requirement for continued inclusion on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(b)(2) (the “MVLS Requirement”). In accordance with Nasdaq Listing Rule 5810(c)(3)(C), Nasdaq provided the Company with 180 calendar days, or until January 8, 2024, to regain compliance with the MVLS Requirement. On September 12, 2023, the Company received notice from Nasdaq that it had regained compliance. There is no assurance that the Company will maintain compliance with the MVLS Requirement or any of the other Nasdaq continued listing requirements.

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

The unaudited condensed consolidated financial statements and related disclosures have been prepared with the presumption that users of the unaudited condensed consolidated financial statements have read or have access to the audited consolidated financial statements for the preceding fiscal year. The consolidated balance sheet at December 31, 2022 included in this report has been derived from the audited consolidated financial statements at that date, but does not include all the information and notes required by GAAP. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2022 included in the Company’s Annual Report on Amendment No. 1 to Annual Report on Form 10-K /A, filed with the SEC on October 26, 2023.

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

The Company also reviews its patient account population and determines an appropriate distribution of patient accounts by payer (i.e., Medicare, patient pay, other third-party payer, etc.) into portfolios with similar collection experience. The Company has elected this practical expedient that, when evaluated for collectability, results in a materially consistent revenue amount for such portfolios as if each patient account were evaluated on an individual contract basis. During the period ended September 30, 2023, there were no adjustments to estimates of variable consideration to derecognize revenue for services provided in a prior period; however, additional revenue of approximately $5,000 and $115,000 was recognized for amounts collected in excess of revenue estimated for prior periods during the three and nine months ended September 30, 2023, respectively. There were no impairment losses on accounts receivable recorded during the three and nine months ended September 30, 2023 and 2022, respectively.

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

In September 2022, the Company received a notice of cancellation from its only Aspira Synergy genetics carrier screening customer, Axia Women’s Health. As a result of this cancellation, along with the general deterioration of commercial opportunities in the genetics carrier screening market, the Company has ceased providing Aspira GenetiX, including genetics carrier screening, on the Aspira Synergy platform, effective September 30, 2022. The Company had previously recognized genetics revenue under ASC 606 upon completion of the Aspira GenetiX test and delivery of results to the physician based on estimates of amounts that would ultimately have been realized. The Company did not incur any termination penalties nor did the Company accrue any expenses as a result of the cancellation. This is not expected to have a material impact on the Company’s revenues in any future periods.

Accounts Receivable: Virtually all accounts receivable are derived from sales made to customers located in North America. The Company performs ongoing credit evaluations of its customers’ financial condition and generally does not require collateral. The Company maintains an allowance for credit losses based upon the expected collectability of accounts receivable. In determining the amount of the allowance for credit losses, the Company considers historical collectability based on past due status and makes judgments about the creditworthiness of customers based on ongoing credit evaluations. The Company also considers customer-specific information, current market conditions, and reasonable and supportable forecasts of future economic conditions.

Correction of Errors

On October 13, 2023, the Audit Committee of the Board of Directors (the “Audit Committee”) of the Company and the Company’s management determined that its previously issued financial statements in its Annual Report on Form 10-K for the year ended December 31, 2022, as well as the previously filed Quarterly Report on

Form 10-Q for the quarterly period ended September 30, 2022 (collectively, the “Prior Period Financial Statements”), should be restated and should no longer be relied upon due to an error in the Company’s accounting for certain warrants issued in August 2022 as part of its underwritten offering with William Blair & Company, LLC.

The Company identified material errors in its accounting for warrants (the “Warrants”) issued pursuant to the underwriting agreement with William Blair & Company LLC in August 2022 (the “2022 Underwriting Agreement”). Specifically, when calculating the issuance date fair value of the Warrants, the Company used assumptions in the Black Scholes Valuation calculation that were associated with the incorrect Warrant issuance date. The Company used the 2022 Underwriting Agreement date of August 22, 2022, instead of the Warrant issuance date per the Common Stock Purchase Warrant Agreement dated August 25, 2022. The incorrect warrant issuance date resulted in an inaccurate market closing price, risk free interest rate, and stock price volatility assumptions used in the Black Scholes Valuation calculation. The initial calculation based upon the August 22, 2022 assumptions calculated an issuance date fair value of the warrant liability of approximately $7,752,000, whereas the updated calculation with the August 25, 2022 assumptions calculated an issuance date fair value of the warrant liability of approximately $3,984,000, which results in a difference of approximately $3,768,000.

The change in the initial fair value of the warrant liability resulted in an adjustment of previously reported change in fair value of warrant liabilities in the amount of $3,768,000 on the consolidated statement of operations for the three and nine months ended September 30, 2022, with a corresponding adjustment in consolidated statement of cash flows for the nine months ended September 30, 2022.

Additionally, upon the initial recording of this transaction, total offering costs of $1,296,000 were allocated between expense included in the consolidated statements of operations and stockholders’ equity included in the consolidated balance sheets based on the percentage of the Warrant fair value of $7,752,000 and total gross proceeds of $9,000,000. $1,117,000 of offering costs were initially allocated to the Warrants and expensed immediately to general and administrative (“G&A”) expense instead of as a non-operating expense in the consolidated statements of operations and comprehensive loss, and the remaining offering costs had a net impact to stockholders’ equity of $179,000. The updated allocation using the August 25, 2022 issuance date fair value of $3,984,000 resulted in a reallocation of offering costs of $543,000 from G&A expense to equity, and an adjustment of $574,000 from G&A expense to non-operating expense; $574,000 of the offering costs are now expensed immediately as other income (expense) on the consolidated statements of operations for the year ended December 31, 2022, and offering costs of $543,000 are recorded in stockholders’ equity on the consolidated balance sheet as of December 31, 2022. As a result of the change there was an adjustment in the presentation of the offering costs related to the warrant liability of $1,117,000 from cash flows used in operating activities to cash flows provided by financing activities on the Company’s consolidated statement of cash flows.

As a result of the material error discussed above, the Company restated its financial statements for the year ended December 31, 2022 and the unaudited interim financial statements for the three and nine months ended September 30, 2022 to reflect the correction of the error.

In addition to the errors identified above, the restated consolidated financial statements for the year ended December 31, 2022 also included adjustments to correct certain other immaterial errors.

These errors, discussed below, both individually and in the aggregate, had no material impact on earnings per share for the year ended December 31, 2022.

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

During the three months ended March 31, 2023, the Company identified an immaterial error related to the accounting for forfeitures in stock-based compensation that impacted previously issued 2022 consolidated financial statements. As a result, the Company corrected the error in its restated consolidated financial statements for the year ended December 31, 2022. The Company had initially recorded an out-of-period adjustment to reduce stock-based compensation in the amount of $262,000 during the three months ended March 31, 2023, which has been retrospectively reversed during the three months ended March 31, 2023. Management evaluated the impact on the 2022 and 2023 consolidated financial statements and concluded it was not material.

In addition, the Company identified an error in the recording of its accrued liability as of December 31, 2022 related to a reduction in force. Initially, the Company recorded an accrued liability of $248,000 as of December 31, 2022 for the reduction in force that took place on January 3, 2023. Since the affected employees were not notified until after December 31, 2022, the impact of the error was an overstatement of expense in the consolidated financial statements for the year ended December 31, 2022 of $248,000. The restated consolidated financial statements for the year ended December 31, 2022 included the correction of this immaterial error. As a result of the restatement, the Company has retrospectively recorded the expense of $248,000 in the three months ended March 31, 2023. Management evaluated the impact on the 2022 and 2023 consolidated financial statements and concluded that the error was not material.

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board issued Accounting Standard Update No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 requires timelier recording of credit losses on loans and other financial instruments held. Instead of reserves based on a current probability analysis, ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. All organizations will now use forward-looking information to better inform their credit loss estimates. ASU 2016-13 requires enhanced disclosures regarding significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. These disclosures include qualitative and quantitative requirements that provide information about the amounts recorded in the financial statements. In addition, ASU 2016-13 amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326 Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments (“ASU 2019-05”), to introduce amendments which will affect the recognition and measurement of financial instruments, including derivatives and hedging. In May 2019, the FASB issued ASU No. 2019-05, Financial Instruments – Credit Losses (Topic 326); Targeted Transition Relief. The amendments in ASU 2019-05 provide entities that have certain instruments within the scope of Subtopic 326-20 with an option to irrevocably elect the fair value option in Subtopic 825-10, applied on an instrument-by-instrument basis for eligible instruments upon adoption of ASU 2016-13. This standard and related amendments were effective for the Company’s fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. ASU 2019-05 was effective January 1, 2023 for smaller reporting companies, which includes the Company. The adoption of ASU 2016-13 did not have a material impact on the Company’s results of operations, financial position, or cash flows.

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

The Company records Warrants in connection with the 2022 offering, discussed in Note 6 to our unaudited condensed consolidated financial statements, as a liability. The fair values of the Warrants as of September 30, 2023 and December 31, 2022 were approximately $2,513,000 and $2,280,000, respectively. The fair value of the Warrants was estimated using Black-Scholes pricing model based on the following assumptions.

	September 30, 2023	December 31, 2022
Dividend yield	-%	-%
Volatility	105.4%	96.8%
Risk-free interest rate	4.70%	3.99%
Expected lives (years)	3.89	4.64
Weighted average fair value	$3.141	$2.850

The fair value of the Warrants was deemed to be derivative instruments due to certain contingent put features. The fair value of the Warrants was determined using the Black-Scholes option pricing model, deemed to be an appropriate model due to the terms of the Warrants issued, including a fixed term and exercise price.

The fair value of the Warrants was affected by changes in inputs to the Black-Scholes option pricing model including the Company’s stock price, expected stock price volatility, the contractual term, and the risk-free interest rate. This model uses Level 2 inputs, including stock price volatility, in the fair value hierarchy established by ASC 820 Fair Value Measurement. At September 30, 2023, the fair value of all Warrants was approximately $2,513,000, which are classified as a long-term Warrant liability on the Company’s balance sheet.

The carrying value of the Company’s insurance promissory note approximates fair value as of September 30, 2023 and December 31, 2022, due to the short-term nature of the insurance note and are classified as Level 2 within the fair value hierarchy.

The DECD loan is classified within Level 3 of the fair value hierarchy. The following table presents the carrying value and fair value of the DECD loan. The fair value of the DECD loan is estimated based on discounted cash flows using the prevailing market interest rates.

		September 30,		December 31,
		2023		2022
(in thousands)	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
DECD loan	Level 3	$1,604	$1,392	$2,729	$2,110

3. PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets at September 30, 2023 and December 31, 2022 consist of the following:

	September 30,	December 31,
(in thousands)	2023	2022
Prepaid insurance	$78	$767
Software licenses	155	269
Subscriptions	4	211
Other	344	195
Total prepaid and other current assets	$581	$1,442

4.   COMMITMENTS AND CONTINGENCIES

Coronavirus Aid, Relief, and Economic Security (CARES) Act and Paycheck Protection Program Loan

On May 1, 2020, the Company obtained a Paycheck Protection Program loan (the “PPP Loan”) from BBVA USA in the aggregate amount of approximately $1,006,000. The Company applied for forgiveness of the PPP Loan in March 2021, and, effective May 27, 2021, the U.S. Small Business Administration confirmed the waiver of the Company’s repayment of the PPP Loan, which was recognized as a gain in other income in 2021. The Company remains subject to an audit of the PPP loan. There is no assurance that the Company will not be required to repay all or a portion of the PPP Loan as a result of any such audit.

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

Long-term debt consisted of the following.

	September 30,	December 31,
	2023	2022
(in thousands)
DECD loan, net of issuance costs	$1,595	$2,718
Less: Current portion, net of issuance costs	(378)	(403)
Total long-term debt, net of issuance costs	$1,217	$2,315

On June 6, 2023, the Company was granted a deferral of interest and principal payments on a portion of the remaining outstanding balances through December 1, 2023. The Company determined the loan deferral met the definition of a troubled debt restructuring under ASC 470-60, Troubled Debt Restructurings by Debtors, as the Company was experiencing financial difficulties and the lenders granted a concession. The future undiscounted cash flows of the DECD loan after the loan deferral exceeded the carrying value of the DECD loan prior to the loan deferral. As such no gain was recognized as a result of the deferral.

As of September 30, 2023, the annual amounts of future minimum principal payments due under the Company’s contractual obligation are shown in the table below. Unamortized debt issuance costs for the DECD loan were $9,000.

	Payments Due by Period
(in thousands)	Total	2023	2024	2025	2026	2027	Thereafter
DECD Loan	$1,604	$26	$475	$485	$477	$141	$-
Total	$1,604	$26	$475	$485	$477	$141	$-

Insurance Notes

During 2022, the Company entered into an insurance promissory note for the payment of insurance premiums at an interest rate of 5.48%, with an aggregate principal amount outstanding of approximately $77,000 and $764,000 as of September 30, 2023 and December 31, 2022, respectively. The amount outstanding in 2023 could be substantially offset by the cancellation of the related insurance coverage which is classified in prepaid insurance. This note is payable in ten monthly installments with a maturity date of October 1, 2023 and has no financial or operational covenants.

Operating Leases

The Company leases facilities to support its business. The Company’s principal facility, including the Clinical Laboratory Improvements Amendments of 1988 (“CLIA”) laboratory used by Aspira Labs, Inc., is located in Austin, Texas, and administrative offices are located in Trumbull, Connecticut and Palo Alto, California.

In September 2020, the Company exercised the renewal option for its Trumbull, Connecticut lease. On May 30, 2023, the Company entered into an agreement with the owner of its Trumbull, Connecticut offices to move to a more economical location in Shelton, Connecticut and replacing the Trumbull, Connecticut office lease. The new lease term is for five years, and its commencement date was October 1, 2023. Beginning on October 1, 2023, the fixed lease payment was reduced from approximately $8,900 per month to $5,000 per month for the first year, and to $5,383 per month for years two through four and $5,768 per month for the fifth year.

In January 2023, the Company entered into a new sublease agreement for an administrative facility in Palo Alto, California. The Company’s sublease term commenced in April 2023 and expires on May 31, 2024, with no option for renewal with the sublessor. The fixed lease payment will initially be approximately $9,000 per month and will increase to approximately $10,000 per month for the remainder of the lease beginning in January 2024. Future undiscounted lease payments are approximately $125,000.

In July 2023, the Company extended the Austin, Texas lease for an additional 37 months. The Company’s renewed lease expires on February 28, 2027, with the option to extend the lease for an additional three years. Beginning February 1, 2024, the fixed lease payment will be reduced from approximately $9,490 per month to approximately $7,100 per month for the first year (except for August 2024, which will be $0), approximately $8,600 per month for the second year, approximately $8,900 per month for the third year and approximately $9,100 for the final month. The Company is not reasonably certain that it will exercise the three-year renewal option beginning on March 1, 2027.

The expense associated with these operating leases for the three months ended September 30, 2023 and 2022 is shown in the table below (in thousands).

		Three Months Ended September 30,
Lease Cost	Classification	2023	2022
Operating rent expense
	Cost of revenue	$18	$20
	Research and development	19	6
	Sales and marketing	4	9
	General and administrative	35	16
Variable rent expense
	Cost of revenue	$11	$10
	Research and development	4	5
	Sales and marketing	3	8
	General and administrative	21	16

Based on the Company’s leases as of September 30, 2023, the table below sets forth the approximate future lease payments related to operating leases with initial terms of one year or more (in thousands).

Year	Payments
2023 (remaining three months)	$85
2024	245
2025	225
2026	170
2027	18
Total Operating Lease Payments	743
Less: Imputed Interest	(78)
Present Value of Lease Liabilities	665
Less: Operating Lease Liability, current portion	(236)
Operating Lease Liability, non-current portion	$429

Weighted-average lease term and discount rate were as follows.

	Three Months Ended September 30,
	2023	2022
Cash paid for amounts included in measurement of lease liabilities:
Operating cash outflows relating to operating leases	$123	$89
Weighted-average remaining lease term (in years)	2.8	3.7
Weighted-average discount rate	8.08%	9.31%

Non-cancellable Royalty Obligations

The Company is a party to an amended research collaboration agreement with The Johns Hopkins University School of Medicine under which the Company licenses certain of its intellectual property directed at the discovery and validation of biomarkers in human subjects, including but not limited to clinical application of biomarkers in the understanding, diagnosis and management of human disease. Under the terms of the amended research collaboration agreement, Aspira is required to pay the greater of 4% royalties on net sales of diagnostic tests using the assigned patents or annual minimum royalties of $57,500. Royalty expense for the three months ended September 30, 2023 and 2022 totaled $75,000 and $82,000, respectively, and royalty expense for the nine months ended September 30, 2023 and 2022 totaled $253,000 and $236,000, respectively, and are recorded in cost of revenue in the unaudited condensed consolidated statements of operations.

Business Agreements

On August 8, 2022, the Company entered into a sponsored research agreement with Harvard’s Dana-Farber Cancer Institute, Brigham & Women’s Hospital, and Medical University of Lodz (the “Dana-Faber, Brigham, Lodz Research Agreement”), for the generation of a multi-omic, non-invasive diagnostic aid to identify endometriosis based on circulating microRNAs and proteins. The Dana-Faber, Brigham, Lodz Research Agreement requires payments to be made upon the achievement of certain milestones. Under the terms of and as further described in the Dana-Faber, Brigham, Lodz Research Agreement, payments of approximately $1,252,000 have or will become due from the Company to the counterparties upon successful completion of certain deliverables in 2022 and 2023 as follows: 68% was paid in August 2022, with two additional payments of 15% and 17% to become payable upon completion of certain deliverables defined in the contract. During the three and nine months ended September 30, 2023, approximately $17,000 and $64,000, respectively, has been recorded as research and development expense in the unaudited condensed consolidated financial statement of operations for the project. During the three and nine months ended September 30, 2023, approximately $852,000, was recorded as research and development expense in the unaudited condensed consolidated financial statement of operations for the project. From the inception of the Dana-Faber, Brigham, Lodz Research Agreement through September 30, 2023, research and development expenses in the cumulative amount of $931,000 have been recorded.

On March 20, 2023, the Company entered into a licensing agreement (“Dana-Faber, Brigham, Lodz License Agreement”) with Harvard’s Dana-Farber Cancer Institute, Brigham & Women’s Hospital, and Medical University of Lodz under which the Company will license certain of its intellectual property to be used in the Company’s OvaSuite product portfolio. Under the Dana-Faber, Brigham, Lodz License Agreement, the Company paid an initial license fee of $75,000 and then will pay a license maintenance fee of $50,000 on each anniversary of the date of the Dana-Faber, Brigham, Lodz License Agreement. The Dana-Faber, Brigham, Lodz License Agreement also requires non-refundable royalty payments of up to $1,350,000 based on certain regulatory approvals and commercialization milestones and further royalty payments based on the net sales of the Company’s products included under the Dana-Faber, Brigham, Lodz License Agreement. No milestones have been reached as of September 30, 2023.

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

5. ACCRUED LIABILITIES

The following table describes the principal components of accrued liabilities on the Company’s unaudited condensed consolidated balance sheet as of September 30, 2023 and December 31, 2022.

	September 30,	December 31,
(in thousands)	2023	2022
Payroll and benefits related expenses	$1,640	$1,803
Collaboration and research agreements expenses	121	404
Professional services	669	556
Other accrued liabilities	659	639
Total accrued liabilities	$3,089	$3,402

6.    STOCKHOLDERS’ (DEFICIT) EQUITY

Additional Shares Authorized

On February 6, 2023, the Company filed with the Secretary of State of the State of Delaware a Certificate of Amendment to the Company’s Fourth Amended and Restated Certificate of Incorporation, as amended, to increase the authorized number of shares of the Company’s common stock from 150,000,000 shares to 200,000,000 shares.

2023 Reverse Stock Split

At the Company’s annual meeting on May 9, 2023, the stockholders of the Company approved the proposal to authorize the Board of Directors in its discretion, without further authorization of the Company’s stockholders, to amend the Company’s Certificate of Incorporation to effect a reverse split of the Company’s common stock by a ratio of between one-for-ten and one-for-twenty. On May 9, 2023, the Company’s board of directors approved a one-for-fifteen reverse stock split of the Company’s common stock without any change to its par value, which became effective on May 12, 2023.

2023 Registered Direct Offering

On July 20, 2023, the Company entered into a securities purchase agreement (the “Direct Offering Agreement”), with several investors relating to the issuance and sale of 1,694,820 shares of its common stock, par value $0.001 per share (the “Direct Offering”).

Pursuant to the Direct Offering Agreement, the Company issued 1,650,473 shares of common stock to certain investors at an offering price of $2.75 per share, and 44,347 shares of common stock to its directors and executive officers at an offering price of $3.98 per share, which was the consolidated closing bid price of our common stock on The Nasdaq Capital Market on July 19, 2023. The aggregate gross proceeds to the Company from the Direct Offering were approximately $4.7 million, before deducting placement agent fees and other estimated expenses of $559,000 payable by the Company.

The Company engaged Alliance Global Partners to act as sole placement agent in the Direct Offering. The Company paid the placement agent a cash fee equal to 7.0% of the aggregate gross proceeds generated from the Direct Offering, except that, with respect to proceeds from the sale of 182,447 shares of common stock to certain investors, including directors and executive officers of the Company, the placement agent’s cash fee was 3.5%. The Company also reimbursed the placement agent for its accountable offering-related legal expenses of $75,000 and a non-accountable expense allowance of $30,000.

2023 At the Market Offering

On February 10, 2023, the Company entered into a Controlled Equity OfferingSM Sales Agreement, (the “Cantor Sales Agreement”), with Cantor Fitzgerald & Co., (“Cantor”), as agent, pursuant to which it may offer and sell, from time to time, through Cantor, shares of the Company’s common stock, par value $0.001 per share, having an aggregate offering price of up to $12.5 million, (the “Placement Shares”). The Placement Shares were issued and sold pursuant to the Company’s effective registration statement on Form S-3 (Registration Statement No. 333-252267), as previously filed with, and declared effective by, the SEC. The Company filed a prospectus supplement, dated February 10, 2023, with the SEC in connection with the offer and sale of the Placement Shares.

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

The Company is not obligated to make any sales of the Placement Shares under the Cantor Sales Agreement. The offering of the Placement Shares pursuant to the Cantor Sales Agreement will terminate upon the earlier of (a) the sale of all of the Placement Shares subject to the Cantor Sales Agreement or (b) the termination of the Cantor Sales Agreement by Cantor or the Company, as permitted therein. As of September 30, 2023, and December 31, 2022, the Company had $0 and $150,000, respectively, of deferred transaction-related offering costs recorded in other assets in the unaudited condensed consolidated balance sheet.

The Company incurred incremental transaction-related offering costs of approximately $0 and $143,000 in connection with the execution of the Cantor Sales Agreement during the three and nine months ended September 30, 2023, respectively.

During the three and nine months ended September 30, 2023, the Company sold 0 shares and 35,552 shares of the Placement Shares, respectively, as adjusted for the Reverse Stock Split, for gross proceeds of approximately $0 and $211,000, respectively. For the three and nine months ended September 30, 2023, the Company recorded $0 and $134,000, respectively, as an offset to additional paid-in capital representing transaction-related offering costs of the Placement Shares.

In connection with the Direct Offering on July 24, 2023, the Company delivered written notice to Cantor on July 19, 2023 that it was suspending the prospectus supplement, dated February 10, 2023, related to the Company’s common stock issuable under the Cantor Sales Agreement. The Company will not make any sales of common stock pursuant to the Cantor Sales Agreement unless and until a new prospectus supplement is filed with the SEC. The Cantor Sales Agreement remains in full force and effect during the suspension.

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

Under the LPC Purchase Agreement, on any business day after March 28, 2023 selected by the Company over the 36-month term of the LPC Purchase Agreement (each, a “Purchase Date”), the Company may direct Lincoln Park to purchase up to 6,667 shares of Common Stock on such Purchase Date (a “Regular Purchase”); provided, however, that (i) a Regular Purchase may be increased to up to 13,333 shares, if the closing sale price per share of the Common Stock on The Nasdaq Capital Market is not below $7.50 on the applicable Purchase Date; (ii) a Regular Purchase may be increased to up to 16,666 shares, if the closing sale price per share of the Common Stock on The Nasdaq Capital Market is not below $11.25 on the applicable Purchase Date; and (iii) a

Regular Purchase may be increased to up to 20,000 shares, if the closing sale price per share of the Common Stock on The Nasdaq Capital Market is not below $15.00 on the applicable Purchase Date. All terms of the LPC Purchase Agreement have been adjusted for the Reverse Stock Split. In any case, Lincoln Park’s maximum obligation under any single Regular Purchase will not exceed $1,000,000. The above-referenced share amount limitations and closing sale price thresholds are subject to adjustment for any reorganization, recapitalization, non-cash dividend, stock split, reverse stock split or other similar transaction as provided in the LPC Purchase Agreement. The purchase price per share for each such Regular Purchase will be equal to the lesser of:

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

During the three and nine months ended September 30, 2023, the Company sold 0 and 53,335 shares, respectively, under the LPC Purchase Agreement for gross proceeds of approximately $170,000. The Company incurred approximately $326,000 of costs related to the execution of the LPC Purchase Agreement, all of which are reflected in the unaudited condensed consolidated financial statements. Of the total costs incurred, approximately $258,000 was paid in common stock to Lincoln Park for a commitment fee and $30,000 was accrued for Lincoln Park expenses. These transaction costs were included in other expense in the unaudited condensed statement of operations. Approximately $0 and $38,000 was incurred for legal fees during the three and nine months ended September 30, 2023, respectively, and were included in general and administrative expenses on the unaudited condensed statement of operations.

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

The Company accounts for common stock warrants as either equity-classified or liability-classified instruments based on an assessment of the specific terms of the warrants and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815-40, Contracts in Entity’s Own Equity (“ASC 815-40”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and meet all of the requirements for equity classification under ASC 815-40, including whether the warrants are indexed to the Company’s own stock and whether the events where holders of the warrants could potentially require net cash settlement are within the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. The Form of Warrant requires that, if the Company consummates any merger, consolidation, sale or other reorganization event, including the sale of all or substantially all of the Company’s assets, in which its common stock is converted into or exchanged for securities, cash or other property (“Fundamental Transaction”), then the Company shall pay at the holder’s option, exercisable at any time commencing on the occurrence or the consummation of the Fundamental Transaction (or, if later, the date of public announcement) and continuing up to 30 days, an amount of cash equal to the value of the remaining unexercised portion of the Warrant as determined in accordance with the Black-Scholes option pricing model on the date of such Fundamental Transaction provided; however, that if the Fundamental Transaction is not within the Company’s control, including not approved by the Board of Directors, the holder of the Warrant shall only be entitled to receive the same type or form of consideration (and in the same proportion), at the Black Scholes Value of the unexercised portion of the Warrant, that is being offered and paid to the holder of the Common Stock of the Company in connection with the Fundamental Transaction. The Black-Scholes option pricing model, as defined in the Form of Warrant, includes as an input, the highest volume weighted average price (“VWAP”) for a period of one trading day preceding the consummation or announcement of a Fundamental Transaction up to 30 days after a Fundamental Transaction. The Company has determined that an adjustment based on this input is not limited to the effect that is attributable to the Fundamental Transaction and therefore causes the Warrants to fail the indexation guidance under ASC 815-40. As a result, the Company has determined that the Warrants must be recorded as derivative liabilities upon issuance and marked to market on a quarterly basis in the Company’s unaudited condensed consolidated statement of operations until their exercise or expiration.

The 2022 Offering resulted in net proceeds to the Company of approximately $7,675,000, after deducting underwriting discounts and offering expenses of $1,325,000. Offering costs were allocated between liability expense and equity based on the fair value of the Warrants of approximately $3,984,000 and the total gross proceeds of $9,000,000. $574,000 of offering costs were allocated to the Warrants and were expensed immediately and recorded as other income (expense) in the consolidated statement of operations for the year ended December 31, 2022, resulting in a net impact to the Company’s equity of $751,000.

2010 Stock Incentive Plan

The Company’s employees, directors, and consultants were eligible to receive awards under the Vermillion, Inc. Second Amended and Restated 2010 Stock Incentive Plan (the “2010 Plan”), which was replaced by the 2019 Plan (as defined below) with respect to future equity grants. As of September 30, 2023, there were no shares of the Company’s common stock available for future grants under the 2010 Plan.

The following table summarizes stock option activity for the 2010 Plan during the nine months ended September 30, 2023.

Options outstanding at December 31, 2022	287,104
Options forfeited or expired	(41,751)
Options outstanding at September 30, 2023	245,353

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

Subject to the terms and conditions of the 2019 Plan, the initial number of shares authorized for grants (as adjusted for the reverse stock split) under the 2019 Plan is 699,485. On May 9, 2023, the Company’s stockholders approved an increase of 5,000,000 shares (333,333 shares as adjusted for the reverse stock split) in the number of shares available for issuance under the 2019 Plan for a total of 1,032,818 shares. To the extent an equity award granted under the 2019 Plan expires or otherwise terminates without having been exercised or paid in full, or is settled in cash, the shares of common stock subject to such award will become available for future grant under the 2019 Plan. As of September 30, 2023, 449,788 shares of Aspira common stock were subject to outstanding stock options, and 49,957 shares of Aspira common stock were subject to unreleased restricted stock awards and a total of 284,768 shares of Aspira common stock were reserved for future issuance under the 2019 Plan.

The following table summarizes stock option activity for the 2019 Plan during the nine months ended September 30, 2023.

Options outstanding at December 31, 2022	368,124
Options granted	311,431
Options forfeited or expired	(229,767)
Options outstanding at September 30, 2023	449,788

The following table summarizes RSU activity for the 2019 Plan during the nine months ended September 30, 2023.

RSUs outstanding at December 31, 2022	-
RSUs granted	205,235
RSUs vested and issued	(155,278)
RSUs outstanding at September 30, 2023	49,957

RSUs vested and unissued at September 30, 2023	8,615

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
	144,545

During the three months ended September 30, 2023, the Company granted the following awards under the 2019 Plan. Assumptions included in the fair value per share calculations were (i) expected terms of two years, (ii) one- to five-year treasury interest rates of 4.85% to 498% and (iii) market close prices ranging from $2.40 to $3.75. The Company recorded $30,000 in forfeitures for the three months ended September 30, 2023.

Grant Date	Number of Shares	Type of Award	Exercise Price	Fair Value / Share
7/25/2023	20,801	Options	$ 2.40	$ 2.14
7/25/2023	15,777	RSU	$ -	$ -
8/21/2023	21,032	RSU	$ -	$ -
8/24/2023	400	Options	$ 3.35	$ 2.98
8/29/2023	20,000	Options	$ 3.75	$ 3.34
8/29/2023	26,467	RSU	$ -	$ -
9/28/2023	22,159	RSU	$ -	$ -
	126,636

The allocation of employee stock-based compensation expense, including expense reversals due to forfeitures, by functional area for the three and nine months ended September 30, 2023 and 2022 was as follows.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2023	2022	2023	2022
Cost of revenue	$6	$(27)	$20	$52
Research and development	70	31	213	21
Sales and marketing	26	76	13	281
General and administrative	377	428	744	1,445
Total	$479	$508	$990	$1,799

7.    LOSS PER SHARE

The Company calculates basic loss per share using the weighted average number of shares of Aspira common stock outstanding during the period. Because the Company is in a net loss position, diluted loss per share is calculated using the weighted average number of shares of Aspira common stock (as adjusted for the reverse stock split) outstanding and excludes the anti-dilutive effects of 1,545,083 potential shares of Aspira common stock for the three and nine months ending September 30, 2023 and 1,768,074 potential shares of Aspira common stock for the three and nine months ending September 30 2022, inclusive of 799,985 and 799,985 shares of Aspira common stock, as adjusted for the reverse stock split, issuable upon the exercise of the warrants outstanding as of September 30, 2023 and 2022, respectively. Potential shares of Aspira common stock and warrants include incremental shares of Aspira common stock issuable upon the exercise of stock options and warrants and the vesting of unvested restricted stock units.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
		(as restated)		(as restated)
Numerator:
Net Loss	$(4,706)	$(7,783)	$(13,601)	$(25,294)
Denominator:
Shares used in computing net loss per share, basic and diluted	9,776,436	7,807,876	8,838,342	7,590,872
Net loss per share, basic and diluted	$(0.48)	$(1.00)	$(1.54)	$(3.33)

8.    SUBSEQUENT EVENTS

On October 30, 2023, the Company resumed selling shares under the LPC Purchase Agreement, exercising the option for an Accelerated Purchase as allowed under the LPC Purchase Agreement. As of November 9, 2023, the Company has sold 69,520 shares for an aggregate gross proceeds of approximately $300,000 subsequent to the quarter ended September 30, 2023.

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

•plans related to acceptance of the OvaWatch longitudinal monitoring and testing manuscript for peer review publication;

•plans to develop, launch and establish payer coverage and secure contracts for current and new products, including EndoCheck;

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

•plans with respect to Aspira Labs, Inc. (“Aspira Labs”), including plans to expand or consolidate Aspira Labs’ testing capabilities, specifically molecular lab capabilities;

•expectations regarding continuing future services provided by Quest Diagnostics Incorporated;

•expectations regarding continuing future services provided by BioReference Health, LLC;

•plans to develop informatics products as laboratory developed tests (“LDTs”) and potential Food and Drug Administration (“FDA”) oversight changes of LDTs;

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

•ability to protect and safeguard against cybersecurity risks and breaches;

•plans to use samples received from the University of Oxford in verifying and validating our endometriosis blood test algorithms; and

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

Forward-looking statements are subject to significant risks and uncertainties, including those discussed in Part I Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2022, as amended by Form 10-K/A filed on October 26, 2023, as supplemented by the section titled “Risk Factors” in this Quarterly Report on Form 10-Q, that could cause actual results to differ materially from those projected in such forward-looking statements due to various factors, including our ability to continue as a going concern; our ability to comply with Nasdaq’s continued listing requirements; impacts resulting from potential changes to coverage of Ova1 through our Medicare Administrative Carrier for Ova1; anticipated use of capital and its effects; our ability to increase the volume of our product sales; failures by third-party payers to reimburse for our products and services or changes to reimbursement rates; our ability to continue developing existing technologies and to develop, protect and promote our proprietary technologies; plans to develop and perform LDTs; our ability to comply with FDA regulations that relate to our products and to obtain any FDA clearance or approval required to develop and commercialize medical devices; our ability to develop and commercialize additional diagnostic products and achieve market acceptance with respect to these products; our ability to compete successfully; our ability to obtain any regulatory approval required for our future diagnostic products; or our suppliers’ ability to comply with FDA requirements for production, marketing and post-market monitoring of our products; our ability to maintain sufficient or acceptable supplies of immunoassay kits from our suppliers; in the event that we succeed in commercializing our products outside the United States, the political, economic and other conditions affecting other countries; changes in healthcare policy; our ability to comply with environmental laws; our ability to comply with the additional laws and regulations that apply to us in connection with the operation of Aspira Labs; our ability to use our net operating loss carryforwards; our ability to use intellectual property; our ability to successfully defend our proprietary technology against third parties; our ability to obtain licenses in the event a third party successfully asserts proprietary rights; the liquidity and trading volume of our common stock; the concentration of ownership of our common stock; our ability to retain key employees; our ability to secure additional capital on acceptable terms to execute our business plan; business interruptions; the effectiveness and availability of our information systems; our ability to integrate and achieve anticipated results from any acquisitions or strategic alliances; future litigation against us, including infringement of intellectual property and product liability exposure; and additional costs that may be required to make further improvements to our laboratory operations.

Company Overview

Corporate Vision

Our core mission is to transform women’s gynecologic health through the development of technology-enabled diagnostic tools, starting with ovarian cancer. We aim to eradicate late-stage detection of ovarian cancer and to ensure that our solutions can meet the needs of women of all ages, races, ethnicities and stages of the disease.

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

We continue to focus on three key initiatives: growth, innovation, and operational excellence.

•Growth. The steady adoption of Ova1Plus creates a solid foundation for the introduction of new products. The OvaSuite portfolio continues to demonstrate growth, including a 4.7% increase in volume and an 8.8% increase in revenue in the third quarter of 2023 when compared with the same period in 2022. OvaWatch volume grew by more than 15% in the third quarter when compared with the second quarter of 2023, as physicians recognized its ability to fill an unmet need in the management of adnexal masses. OvaWatch’s contribution to revenue has also increased since we began billing with its unique Proprietary Laboratory Assay, (“PLA Code”), on April 1, 2023. The average selling price for OvaWatch increased 6% sequentially in the third quarter of 2023 to $347 as payments have generally been consistent with the Ova1Plus historical reimbursement experience.

•Innovation. Innovation is fundamental to the long-term success of any diagnostics company. We believe the Company’s competitive positioning is superior as our processes to develop and validate new LDTs are performed in a CLIA laboratory environment. This allows for the acceleration of assay commercialization and outstanding patient care.

During the second quarter of 2023, the American Society of Clinical Oncology published three abstracts related to our OvaSuite ovarian cancer portfolio, providing further evidence of the clinical usefulness of our proprietary multivariate index assays. OvaWatch, a non-invasive ovarian cancer risk assessment for women with adnexal masses to be used by physicians as part of initial clinical assessment, significantly expands the patient population that will benefit from our testing. OvaWatch was designed to be launched in two phases. The first phase, a one-time use test for initial clinical assessment, was launched in the fourth quarter of 2022. We intend to launch the second phase, which will be used for longitudinal testing, in the fourth quarter of 2023.

We remain committed to launching EndoCheck, the first-of-its-kind noninvasive blood test for the diagnosis of endometriosis in the fourth quarter of this year. We have completed the development phase of the test, achieving preliminary performance that is superior to invasive laparoscopy, the current standard of care. While sample acquisition remains a challenge due to our intention to use only histologically-confirmed cases for clinical validation, we believe we will be successful in obtaining sufficient evidence to support provider and payer adoption. We believe that the proliferation of commercially available and in-development therapeutics for the treatment of endometriosis will create even greater demand for the diagnosis of a disease that affects six-and-a-half million American women according to the U.S. Department of Health and Human Services.

We are also in the late stages of development for OvaMDx and EndoMDx, molecular diagnostics offerings, which combine both miRNA and proteins.

We plan to accelerate the development of our endometriosis product portfolio by supplementing our internal development and validation program through our partnership with Harvard’s Dana-Farber Cancer Institute (“DFCI”), Brigham & Women’s Hospital (“BWH”), and Medical University of Lodz under a sponsored research agreement that we entered into in the third quarter of 2022.

•Operational Excellence. We expect to achieve our cash utilization goals for 2023 by focusing on spending that fuels innovation and growth. We have achieved significant reductions in cash used in operations during the nine months ended September 30, 2023, while simultaneously increasing sales and accelerating product development. Gross margins increased to over 58% for the third quarter of 2023. We raised gross proceeds of $4.7 million in July 2023 in the Direct Offering, and intend to utilize existing facilities and non-dilutive sources of liquidity to provide the resources needed to execute our strategic priorities.

During 2023, unprofitable sales territories were reviewed for remediation or elimination, resulting in consolidations that continued a trend that started in the spring of 2022.

Our Business and Products

We currently market and distribute the following products and related services: (1) Ova1Plus, a non-invasive blood test that combines two FDA-cleared tests for women with pelvic masses who are planned for surgery: Ova1, a highly sensitive multivariate index assay, and Overa, which demonstrates higher specificity and reduces false elevations by 40%; and (2) OvaWatch, a non-invasive lab developed blood test used to assess the risk of ovarian cancer for women with adnexal masses, evaluated by initial clinical assessment as likely benign or indeterminant with a negative predictive value of 99%. Collectively, these tests are referred to and marketed as OvaSuite. Revenue from these sources is included in total revenue in the results of operations for the three and nine months ended September 30, 2023 and 2022, respectively.

Our products are distributed through our own national sales force, through our decentralized testing platform and cloud service, (“Aspira Synergy”), and through a marketing and distribution agreement with BioReference Health, LLC.

Our Ova1 test received FDA de novo classification in September 2009. Ova1 comprises instruments, assays, reagents, and the OvaCalc software, which includes a proprietary algorithm that produces a risk score. Our Overa test, which includes an updated version of OvaCalc, received FDA 510(k) clearance in March 2016. Ova1, Overa and OvaWatch each use the Roche Cobas 4000, 6000 and 8000 platforms for analysis of proteins. Revenue from these sources is included in the results of operations in total revenue for the nine months ended September 30, 2023.

OvaWatch has been developed and is validated for use in Aspira’s CLIA-certified lab as a non-invasive blood-based risk assessment test for use in conjunction with clinical assessment and imaging to determine ovarian cancer risk for patients with an adnexal mass whose adnexal mass has been determined by an initial clinical assessment as indeterminate or benign. The commercialization plan for OvaWatch will occur in two phases. Phase I was completed in the fourth quarter of 2022 with the launch of OvaWatch, a single use risk assessment test. Phase II will allow for longitudinal testing and is targeted for the fourth quarter of 2023 following the expected publication of data from the ongoing prospective clinical study.

With the addition of OvaWatch to the OvaSuite portfolio, we now offer a comprehensive set of high performing non-invasive diagnostic technologies for the 1.2 to 1.5 million women per year who present with an adnexal pelvic mass. No other diagnostic tools exist for the assessment of malignancy risk in this patient population.

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

We own and operate Aspira Labs, based in Austin, Texas, a Clinical Chemistry and Endocrinology Laboratory accredited by the College of American Pathologists, which specializes in applying biomarker-based technologies to address critical needs in the management of gynecologic cancers and diseases. Aspira Labs provides expert diagnostic services using a state-of-the-art biomarker-based risk assessment to aid in clinical decision making and to advance personalized treatment plans. The lab currently performs our Ova1, Overa, Ova1Plus and OvaWatch testing as well as additional tumour and hormone tests, and we plan to expand the testing to other gynecologic conditions with high unmet need. Aspira Labs holds a CLIA Certificate of Accreditation and a state laboratory license in California, Maryland, New York, Pennsylvania and Rhode Island. The Centers for Medicare & Medicaid Services (“CMS”) issued a supplier number to Aspira Labs in 2015. Aspira Labs also holds a current ISO 13485 certification which is the most accepted standard worldwide for medical devices.

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

In September 2023, CMS issued a preliminary approval of our request to cover OvaWatch using the same price assigned to Ova1 of $897. This preliminary approval was subject to a 30-day public comment period that ended on October 27, 2023, thereafter the final fee schedule for new laboratory tests will be published. If approved, this pricing will be effective in 2024.

In November 2016, the American College of Obstetricians and Gynecologists (“ACOG”) issued Practice Bulletin Number 174 which included Ova1, defined as the “Multivariate Index Assay,” outlining ACOG’s clinical management guidelines for adnexal mass management. Practice Bulletin Number 174 recommends that obstetricians and gynecologists evaluating women with adnexal masses who do not meet Level A criteria of a low-risk transvaginal ultrasound should proceed with Level B clinical guidelines. Level B guidelines state that the physician may use risk-assessment tools such as existing CA-125 technology or Ova1 (“Multivariate Index Assay”) as listed in the bulletin. Based on this, Ova1 achieved parity with CA-125 as a Level B clinical recommendation for the management of adnexal masses.

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

Product Pipeline

We are well-positioned to introduce new gynecologic diagnostic products and we plan to expand our product offerings to additional women’s gynecologic health diseases by adding additional gynecologic bio-analytic solutions involving biomarkers, genetics, other modalities (e.g., imaging), clinical risk factors and patient data to aid diagnosis and risk stratification. Future product expansions will be accelerated by the development of lab developed testing in a CLIA environment, or relationships with strategic research and development partners, and access to specimens in our biobank.

About OvaWatch longitudinal testing: OvaWatch is a non-invasive blood-based risk-assessment test to determine ovarian cancer risk for patients with an adnexal mass that has been determined by an initial clinical assessment as indeterminate or benign. Indeterminate masses, which make up between 18% and 50% of the cases in practice, are those for which a provider is unable to assess the risk of malignancy based on an ultrasound and physical examination alone. With a 99% negative predictive value, OvaWatch is designed to support a physician’s planned clinical management when traditional methods are inadequate. In addition to supporting earlier identification of ovarian cancer, OvaWatch may reduce unnecessary or premature surgery and the related long-term health risks associated with surgical menopause.

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

OvaWatch was designed for launch in two stages. Phase I, which was launched during the fourth quarter of 2022 is a single use point in time test, and Phase II will allow Aspira to market the test for longitudinal testing and is targeted for the fourth quarter of 2023 upon obtaining sufficient data from the ongoing prospective clinical study.

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

On August 24, 2023, we entered into a Material Transfer Agreement with The University of Oxford, (“Oxford”) for the procurement of serum samples to be used to verify and validate our endometriosis blood test algorithms, at a price of GBP 400.00 per sample. We began receiving samples from Oxford on October 5, 2023 and expects to use the samples to support the launch of EndoCheck, our first-generation blood test to aid in the diagnosis of endometriosis. We intend to have a limited launch of EndoCheck with clinicians who have been involved in the development of the test in the fourth quarter of 2023.

We ultimately plan to commercialize OvaSuite and EndoCheck on a global scale and hold CE marks for Ova1 and Overa.

Recent Developments

Business Updates

On August 8, 2022, we entered into a sponsored research agreement with DFCI, BWH, and Medical University of Lodz for the generation of a multi-omic, non-invasive diagnostic aid to identify endometriosis based on circulating microRNAs and proteins. Under the terms of the agreement, payments of approximately $1,252,000 have or will become due from us to the counterparties upon the successful completion of deliverables as defined in the agreement in 2022 and 2023 as follows: 68% was paid in August 2022, 15% will become payable upon completion of certain deliverables which occurred in the second quarter of 2023, and 17% will become payable upon completion of certain deliverables estimated to occur in the fourth quarter of 2023. During the three and nine months ended September 30, 2023, approximately $17,000 and $64,000, respectively, has been recorded as research and development expense in the unaudited condensed consolidated statement of operations for the project. During the three and nine months ended September 30, 2023, approximately $852,000, was recorded as research and development expense in the unaudited condensed consolidated financial statement of operations for the project. From the inception of the agreement through September 30, 2023, research and development expenses in the cumulative amount of $931,000 have been recorded.

On March 20, 2023, we entered into a licensing agreement (“Dana-Faber, Brigham, Lodz License Agreement”) with DFCI, BWH, and Medical University of Lodz under which the Company will license certain of our intellectual property to be used in the Company’s OvaSuite product portfolio. Under the Dana-Faber, Brigham, Lodz License Agreement, the Company paid an initial license fee of $75,000 and then will pay a license maintenance fee of $50,000 on each anniversary of the date of the Dana-Faber, Brigham, Lodz License Agreement. The Dana-Faber, Brigham, Lodz License Agreement also requires non-refundable royalty payments of up to $1,350,000 based on certain regulatory approvals and commercialization milestones and further royalty payments based on the net sales of the Company’s products included under the Dana-Faber, Brigham, Lodz License Agreement. No milestones have been reached as of September 30, 2023.

We prepared an application for a Proprietary Laboratory Analyses (“PLA Code”) with the American Medical Association for OvaWatch to distinguish it from Ova1Plus with the expectation that Novitas and other payers will apply the Ova1Plus Centers for Medicare & Medicaid Services fee to OvaWatch, ensuring consistent coverage and pricing for both Ova products. In December 2022, we received the approval of PLA Code for OvaWatch from the American Medical Association. Since we began billing OvaWatch with the PLA Code on April 1, 2023, our reimbursement has been consistent with historical Ova1Plus experience, resulting in the OvaWatch average unit price (“AUP”) of $347.

On July 11, 2023, we received written notice from the Listing Qualifications Department of the Nasdaq Stock Market notifying us that, for the last 30 consecutive business days, our Market Value of Listed Securities was below the minimum of $35 million requirement for continued inclusion on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(b)(2). On September 12, 2023, we were notified by Nasdaq that we had regained compliance. There is no assurance that the Company will otherwise maintain compliance with this or any of the other Nasdaq continued-listing requirements.

In August 2023, we received an insurance reimbursement check in the amount of $250,000 related to research samples lost in a power outage in the Trumbull, Connecticut office in January 2023.

In August 2023, we received approximately $347,000 from the Internal Revenue Service for payroll tax refunds related to Employee Retention Tax Credits for 2020.

Effective September 15, 2023, Dr. Ryan Phan resigned as our Chief Scientific and Operating Officer. On September 7, 2023, we entered into a consulting agreement with Dr. Phan. Under this agreement, Dr. Phan will provide advice on clinical and scientific programs, as well as on regulatory requirements for clinical lab regulations. He will also continue to serve as our lab medical director through January 15, 2024. Under the consulting agreement, Dr. Phan will be entitled to receive $20,000 per month, prorated for partial months. He was replaced as Chief Scientific Officer by Dr. Jody Berry on September 18, 2023.

On October 13, 2023, the Audit Committee of the Board and our management determined that our previously issued financial statements in its Annual Report on Form 10-K for the year ended December 31, 2022, as well as the previously filed Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022 , should be restated and should no longer be relied upon due to an error in the accounting for certain warrants issued in August 2022 as part of our underwritten offering with William Blair & Company, LLC. We restated our financial statements for the year ended December 31, 2022 and the unaudited interim financial statements for the three and nine months ended September 30, 2022 to reflect the correction of the error on October 26, 2023.

Recent Publications

On January 6, 2023, we announced that a manuscript, “Validation of Deep Neural Network-based Algorithm Supporting Clinical Management of Adnexal Mass,” had been published in the peer-reviewed journal, Frontiers in Medicine. The paper presents findings from the multi-site clinical study of our new assay, OvaWatch, describing real-world evidence supporting the use of OvaWatch for the clinical management of adnexal masses.

For the 2023 American Society of Clinical Oncology (ASCO) Meeting, which took place on June 2-6, 2023, we published three abstracts online. These are (1) Multivariate index assay (MIA3G) to reduce preventive surgery for ovarian cancer, (2) Serial monitoring of ovarian cancer risk in women with adnexal mass, and (3) Multivariate index assay MIA3G vs other assessment tools for the ovarian cancer risk assessment of indeterminate masses. The interim data presented in these abstracts support the clinical utility of the newly released OvaWatch by demonstrating that OvaWatch may safely reduce premature surgeries in the managementt of adnexal masses. Reported interim data from a multi-center clinical study also indicate that OvaWatch may be utilized as a serial monitoring tool for women with adnexal masses who are not candidates for surgical intervention.

The OvaWatch longitudinal study manuscript is being submitted to a scientific journal for peer-review prior to publication. The findings demonstrate that OvaWatch could be an effective tool in longitudinal monitoring of ovarian cancer risk among women with low or indeterminate risk pelvic masses. The utilization of OvaWatch might help to reduce surgical backlogs and unnecessary surgery.

Critical Accounting Estimates

There have been no material changes to the Company’s critical accounting estimates described in our Annual Report, as amended on Form 10-K/A, filed with the SEC on October 26, 2023.

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

Results of Operations – Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022

The selected summary financial and operating data of the Company for the three months ended September 30, 2023 and 2022 were as follows.

	Three Months Ended
	September 30,
	2023	2022	Increase (Decrease)
(dollars in thousands)		(as restated)	Amount	%
Revenue:
Product	$2,217	$2,037	$180	9
Genetics	-	35	(35)	-
Total revenue	2,217	2,072	145	7
Cost of revenue:
Product	910	875	35	4
Genetics	-	41	(41)	-
Total cost of revenue	910	916	(6)	(1)
Gross profit	1,307	1,156	151	13
Operating expenses:
Research and development	998	2,157	(1,159)	(54)
Sales and marketing	1,702	3,950	(2,248)	(57)
General and administrative	2,723	3,629	(906)	(25)
Total operating expenses	5,423	9,736	(4,313)	(44)
Loss from operations	(4,116)	(8,580)	4,464	(52)
Change in fair value of warrant liabilities	(1,201)	1,236	(2,437)	197
Interest income, net	12	18	(6)	33
Other income (expense), net	599	(457)	1,056	231
Net loss	$(4,706)	$(7,783)	$3,077	(40)

Product Revenue. Product revenue was $2,217,000 for the three months ended September 30, 2023, compared to $2,037,000 for the same period in 2022. Revenue for Aspira Labs is recognized when the Ova1, Overa, Ova1Plus or OvaWatch test is completed based on estimates of what we expect to ultimately realize. The 9% product revenue increase is due to an increase in OvaSuite test volume compared to the prior year and the addition of our OvaWatch product, as well as an increased revenue average unit price (“AUP”), which increased from $369 in the third quarter of 2022 to $383 in the third quarter of 2023. We expect product pricing to be volatile during 2023, as we seek broad payer adoption of the OvaWatch test launched in the fourth quarter of 2022.

The number of OvaSuite tests performed increased 4.7% to 5,783 during the three months ended September 30, 2023, compared to 5,524 product tests for the same period in 2022. This increase is a result of 347 OvaWatch tests performed in the third quarter of 2023, increased access to provider offices following COVID-19 restrictions in place in 2022 and our focus on improving field sales efficiencies. We expect revenue to continue to increase in the fourth quarter due to our investment in key salesforce hires and strategic product development.

The volume and AUP for the three months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended
	September 30,
	2023	2022
Product Volume:
Ova1Plus	4,768	5,524
OvaWatch	1,015	-
Total OvaSuite	5,783	5,524

Average Unit Price (AUP):
Ova1Plus	$391	$369
OvaWatch	347	-
Total OvaSuite	$383	$369

Genetics Revenue. Genetics revenue was $0 for the three months ended September 30, 2023, compared to $35,000 for the same period in 2022. Revenue for Aspira GenetiX was recognized when the Aspira GenetiX test was completed based on estimates of what we expect to ultimately realize. The Company discontinued offering genetics testing effective September 30, 2022.

Cost of Revenue – Product. Cost of product revenue was $910,000 for the three months ended September 30, 2023, compared to $875,000 for the same period in 2022, representing an increase of $35,000, or 4%, due primarily to increased personnel and lab supply costs, resulting from the increase in tests performed compared to the prior year, as well as the launch of OvaWatch, offset by a decrease in shipping and software costs.

Cost of Revenue – Genetics. Cost of genetics revenue, which consisted primarily of personnel costs and consulting expense related to the launch of Aspira GenetiX, was $0 for the three months ended September 30, 2023, compared to $41,000 for the same period in 2022. The Company discontinued the genetics testing offering effective September 30, 2022.

Gross Profit Margin.  Gross profit margin for product revenue increased to 58.7% for the three months ended September 30, 2023, compared to 55.8% for the same period in 2022.

Research and Development Expenses.  Research and development expenses represent costs incurred to develop our technology and carry out clinical studies, and include personnel-related expenses, regulatory costs, reagents and supplies used in research and development laboratory work, infrastructure expenses, contract services and other outside costs. Research and development expenses for the three months ended September 30, 2023 decreased by $1,159,000, or 54%, compared to the same period in 2022. This decrease was primarily due to a decreases in costs related to our collaboration with DFCI, BWH and Medical University of Lodz, which relates to our endometriosis product portfolio of $952,000, consulting costs of $141,000 and personnel costs of $42,000. We expect research and development expenses to increase over the fourth quarter of 2023, as a result of the addition of sites in our EndoCheck clinical study and anticipated milestones in our research collaboration agreements.

Sales and Marketing Expenses.  Our sales and marketing expenses consist primarily of personnel-related expenses, education and promotional expenses. These expenses include the costs of educating physicians and other healthcare professionals regarding our products. Sales and marketing expenses also include the costs of sponsoring continuing medical education, medical meeting participation, and dissemination of scientific and health economic publications. Sales and marketing expenses for the three months ended September 30, 2023 decreased by $2,248,000, or 57%, compared to the same period in 2022. This decrease was primarily due to decreased personnel costs of $1,634,000, travel costs of $336,000 and other marketing costs of $170,000. We expect sales and marketing expenses to modestly increase over the fourth quarter of 2023 as we continue to focus on the commercialization of OvaWatch.

General and Administrative Expenses.  General and administrative expenses consist primarily of personnel-related expenses, professional fees and other costs, including legal, finance and accounting expenses and other infrastructure expenses. General and administrative expenses for the three months ended September 30, 2023 decreased by $906,000, or 25%, compared to the same period in 2022. This decrease was primarily due to a decrease in personnel expenses of $841,000 and outside legal costs of $129,000. We expect general and administrative expenses to remain flat for the fourth quarter of 2023.

Change in fair value of Warrant liabilities.  The change in the fair value of Warrant liabilities for the three months ended September 30, 2023 was a decrease of approximately $1,201,000, compared with an increase of $1,236,000 for the three months ended September 30, 2022. The change in fair value during the three months ended September 30, 2023 was primarily due to an increase in the Company’s stock price during the quarter.

Results of Operations - Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022

The selected summary financial and operating data of the Company for the nine months ended September 30, 2023 and 2022 were as follows.

	Nine Months Ended
	September 30,
	2023	2022	Increase (Decrease)
(dollars in thousands)		(as restated)	Amount	%
Revenue:
Product	$7,023	$5,890	$1,133	19
Genetics	1	141	(140)	(99)
Total revenue	7,024	6,031	993	16
Cost of revenue:
Product	2,981	2,768	213	8
Genetics	-	180	(180)	-
Total cost of revenue	2,981	2,948	33	1
Gross profit	4,043	3,083	960	31
Operating expenses:
Research and development	2,958	4,915	(1,957)	(40)
Sales and marketing	6,069	12,027	(5,958)	(50)
General and administrative	9,733	12,188	(2,455)	(20)
Total operating expenses	18,760	29,130	(10,370)	(36)
Loss from operations	(14,717)	(26,047)	11,330	(43)
Change in fair value of warrant liabilities	(233)	1,236	(1,469)	(119)
Interest income (expense), net	46	(10)	56	(560)
Other income (expense), net	1,303	(473)	1,776	(375)
Net loss	$(13,601)	$(25,294)	$11,693	(46)

Product Revenue. Product revenue was $7,023,000 for the nine months ended September 30, 2023, compared to $5,890,000 for the same period in 2022. Revenue for Aspira Labs is recognized when the Ova1, Overa, Ova1Plus or OvaWatch test is completed based on estimates of what we expect to ultimately realize. The 19% product revenue increase is due to an increase in OvaSuite test volume compared to the prior year and the addition of our OvaWatch product, as well as an increase in AUP, which increased to $383 for the nine months ended September 30, 2023, compared to $373 for the same period in 2022.

The number of OvaSuite tests performed increased 16% to 18,331 during the nine months ended September 30, 2023, compared to 15,781 product tests for the same period in 2022. This increase is a result of 2,390 OvaWatch tests performed in 2023, increased access to provider offices following COVID-19 restrictions in place in 2022 and our focus on improving field sales efficiencies.

The volume and AUP for the nine months ended September 30, 2023 and 2022 were as follows.

	Nine Months Ended
	September 30,
	2023	2022
Product Volume:
Ova1Plus	15,941	15,781
OvaWatch	2,390	-
Total OvaSuite	18,331	15,781

Average Unit Price (AUP):
Ova1Plus	$396	$373
OvaWatch	295	-
Total OvaSuite	$383	$373

Genetics Revenue. Genetics revenue was $1,000 for the nine months ended September 30, 2023, compared to $141,000 for the same period in 2022. Revenue for Aspira GenetiX was recognized when the Aspira GenetiX test was completed based on estimates of what we expect to ultimately realize. The Company discontinued offering genetics testing effective September 30, 2022.

Cost of Revenue – Product. Cost of product revenue was $2,981,000 for the nine months ended September 30, 2023, compared to $2,768,000 for the same period in 2022, representing an increase of $213,000, or 8%, due primarily to increased shipping, lab supply and blood draw costs resulting from the increase in tests performed compared to the prior year, as well as the launch of OvaWatch, partially offset by a decrease in software costs.

Cost of Revenue – Genetics. Cost of genetics revenue, which consisted primarily of personnel costs and consulting expense related to the launch of Aspira GenetiX, was $0 for the nine months ended September 30, 2023, compared to $180,000 for the same period in 2022. The Company discontinued the genetics testing offering effective September 30, 2022.

Gross Profit Margin.  Gross profit margin for product revenue increased to 57.5% for the nine months ended September 30, 2023, compared to 51.1% for the same period in 2022.

Research and Development Expenses.  Research and development expenses represent costs incurred to develop our technology and carry out clinical studies, and include personnel-related expenses, regulatory costs, reagents and supplies used in research and development laboratory work, infrastructure expenses, contract services and other outside costs. Research and development expenses for the nine months ended September 30, 2023 decreased by $1,957,000, or 40%, compared to the same period in 2022. This decrease was primarily due to decreases in costs related to our collaboration with DFCI, BWH and Medical University of Lodz, which relates to our endometriosis product portfolio of $922,000, other consulting costs of $642,000, clinical trials and supplies of $258,000 and collaboration costs of $96,000.

Sales and Marketing Expenses.  Our sales and marketing expenses consist primarily of personnel-related expenses, education and promotional expenses. These expenses include the costs of educating physicians and other healthcare professionals regarding our products. Sales and marketing expenses also include the costs of sponsoring continuing medical education, medical meeting participation, and dissemination of scientific and health economic publications. Sales and marketing expenses for the nine months ended September 30, 2023 decreased by $5,958,000, or 50%, compared to the same period in 2022. This decrease was primarily due to decreased personnel costs of $5,238,000, which included severance and other costs related to our sales force reorganization in 2022, and other travel costs of $487,000.

General and Administrative Expenses.  General and administrative expenses consist primarily of personnel-related expenses, professional fees and other costs, including legal, finance and accounting expenses and other infrastructure expenses. General and administrative expenses for the nine months ended September 30, 2023 decreased by $2,455,000, or 20%, compared to the same period in 2022. This decrease was primarily due to a decrease in personnel expenses of $2,544,000 and outside legal costs of $397,000, partially offset by increased consulting fees of $349,000 and audit fees of $202,000.

Change in fair value of Warrant liabilities.   The change in the fair value of Warrant liabilities for the nine months ended September 30, 2023 was a decrease of approximately $233,000, compared with an increase of $1,236,000 for the three months ended September 30, 2022. The change in fair value during the nine months ended September 30, 2023 was primarily due to an increase in the Company’s stock price during the period.

Liquidity and Capital Resources

We plan to continue to expend resources selling and marketing OvaSuite and developing additional diagnostic tests and service capabilities.

We have incurred significant net losses and negative cash flows from operations since inception, and as a result have an accumulated deficit of approximately $515,214,000 as of September 30, 2023. We also expect to incur a net loss and negative cash flows from operations for the remainder of 2023. Working capital levels may not be sufficient to fund operations as currently planned through the next twelve months, absent a significant increase in revenue over historic revenue or additional financing. Given the above conditions, there is substantial doubt about our ability to continue as a going concern.

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

Under the terms of the DECD Loan Agreement, we would be eligible for forgiveness of up to $1,500,000 of the principal amount of the loan if we had achieved certain job creation and retention milestones by December 31, 2022. On June 26, 2023, the Company was notified by the DECD that we had satisfied all job creation and retention requirements under the loan agreement to receive forgiveness of $1,000,000. If we fail to maintain our Connecticut operations through March 22, 2026, the DECD may require early repayment of a portion or all of the loan plus a penalty of 5% of the total funded loan. For additional information, see Note 4 to our unaudited condensed consolidated financial statements.

As discussed in Note 6 to our unaudited condensed consolidated financial statements, on August 22, 2022, the Company completed a public offering (the “2022 Offering”) resulting in net proceeds of approximately $7,675,000, after deducting underwriting discounts and offering expenses of $1,325,000.

As discussed in Note 6 to our unaudited condensed consolidated financial statements, on July 24, 2023, the Company completed a direct offering (the “Direct Offering”) resulting in net proceeds of approximately $4,157,000, after deducting underwriting discounts and offering expenses of $559,000.

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

As discussed in Note 6 to our unaudited condensed consolidated financial statements, on February 10, 2023, we entered into a Controlled Equity Offering Sales Agreement with Cantor, as agent, pursuant to which we may offer and sell, from time to time, through Cantor, shares of our common stock, par value $0.001 per share, having an aggregate offering price of up to $12.5 million. In connection with the Direct Offering on July 24, 2023, the Company delivered written notice to Cantor on July 19, 2023 that it was suspending the prospectus supplement, dated February 10, 2023, related to the Company’s common stock issuable under the Cantor Sales Agreement. The Company will not make any sales of common stock pursuant to the Cantor Sales Agreement unless and until a new prospectus supplement is filed with the SEC. The Cantor Sales Agreement remains in full force and effect during the suspension.

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

As discussed in Note 8 to our unaudited condensed consolidated financial statements, on October 30, 2023, we resumed selling shares under the LPC Purchase Agreement. As of November 9, 2023, the Company has sold 69,520 shares for aggregate gross proceeds of approximately $300,000 during the fourth quarter.

As mentioned, we have incurred significant net losses and negative cash flows from operations since inception, and we expect to continue to incur a net loss and negative cash flows from operations in 2023. At September 30, 2023 we had an accumulated deficit of $515,214,000 and stockholders’ deficit of $659,000. As of September 30, 2023, we had $5,100,000 of cash and cash equivalents (excluding restricted cash of $256,000), $5,162,000 of current liabilities, and working capital of $2,410,000. There can be no assurance that we will achieve or sustain profitability or positive cash flow from operations. While we expect to grow revenue through Aspira Labs, there is no assurance of our ability to generate substantial revenues and cash flows from Aspira Labs’ operations. We expect revenue from our products to be our only material, recurring source of cash in 2023.

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

Net cash used in operating activities was $12,444,000 for the nine months ended September 30, 2023, resulting primarily from the net loss reported of $13,601,000, which includes non-cash expenses in the amount of $1,011,000 related to changes in prepaid expense, $1,302,000 related to stock compensation expense, $258,000 related to commitment shares for the equity line, $233,000 related to the change in fair value of warrant liabilities and $162,000 related to depreciation and amortization, offset by the DECD loan forgiveness of $1,000,000, changes in accounts payable, accrued liabilities and other liabilities of $474,000 and changes in accounts receivable of $345,000.

Net cash used in operating activities was $23,992,000 for the nine months ended September 30, 2022, resulting primarily from the net loss reported of $25,294,000, which includes non-cash items in the amount of, $1,994,000 related to stock compensation expense, changes in prepaid expense and other assets of $694,000, $574,000 in other expenses representing transaction costs allocated to the issuance of warrants and $195,000 related to depreciation and amortization, offset by $1,236,000 relating to a change in warrant fair value (see Note 2 to the unaudited condensed consolidated financial statements), changes in accounts payable, accrued liabilities and other liabilities of $653,000, changes in accounts receivable of $174,000 and changes in inventory of $106,000.

Net cash used in investing activities was $12,000 and $158,000 for the nine months ended September 30, 2023 and 2022, respectively, which consisted of property and equipment purchases.

Net cash provided by financing activities was $4,25,000 for the nine months ended September 30, 2023, stemming primarily from a registered direct offering resulting in net proceeds of $4,157,000, after deducting placement agent costs and other expenses of $559,000, an at the market offering resulting in net proceeds of $68,000, after deducting transaction-related offering costs of $134,000, and an equity line of credit offering of $178,000, partially offset by principal payments on the DECD loan of $148,000. Net cash provided by financing activities was $7,521,000 for the nine months ended September 30, 2022, stemming primarily from the 2022 Offering, resulting in net proceeds of $7,704,000, after deducting allocated underwriting discounts and offering expenses of $1,296,000, in addition to principal payments on the DECD loan.

Based on the available objective evidence, we believe it is more likely than not that net deferred tax assets will not be fully realizable. Accordingly, we have provided a full valuation allowance against the Company’s net deferred tax assets. This was also the case at the beginning of the period; therefore, there was no deferred income tax expense or benefit for the period.

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

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our senior management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2023. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2023, our disclosure controls and procedures were not effective. This was due to four material weaknesses in the internal control over financial reporting that were identified as of December 31, 2022 and disclosed in our Annual Report, as amended on 2022 Form 10-K/A related to multiple deficiencies and a lack of timely operation of certain internal controls over financial reporting and disclosure that continue to exist as of September 30, 2023.

Material Weaknesses

We are responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our management has assessed the effectiveness of internal control over financial reporting as of December 31, 2022. Our assessment was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) titled “Internal Control – Integrated Framework (2013).”

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

We did not design general information technology controls, including user access, program change-management and data processing controls, nor did we adequately assess the controls of service organizations related to certain information technology systems that are used to process and record certain revenue and expense transactions and support the Company’s financial reporting processes or over data and reports accumulated in such information technology systems. Additionally, certain internal controls over financial reporting that ensure the completeness and accuracy of the consolidated financial statements were not performed timely in connection with the year-end close and reporting process. These weaknesses in our internal controls have resulted in material weaknesses in our internal control over financial reporting as of September 30, 2023. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

These material weaknesses contributed to an additional material weakness. Specifically, that we did not design controls to address risks related to the identification of and accounting for certain significant, non-routine or complex transactions, including warrant valuation. This material weakness resulted in adjustments primarily related to the valuation of warrants issued pursuant to an Underwriting Agreement in August 2022 and the subsequent revaluation of those warrants. The material weakness resulted in the restatement of the previously issued consolidated financial statements for the year ended December 31, 2022, and of the previously issued unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2022 financial statements as disclosed in our 2022 Form 10-K/A and that continue to exist as of September 30, 2023.

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

•Retain additional accounting and financial reporting resources during the year-end close to improve our ability to perform our disclosure controls and procedures on a timely basis, particularly for certain significant, non-routine or complex transactions, including warrant valuation.

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

Changes in internal controls over financial reporting

Other than the steps to remediate the weaknesses discussed above, there was no change in our internal control over financial reporting that occurred during the period ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

In the ordinary course of business, we may periodically become subject to legal proceedings and claims arising in connection with ongoing business activities. The results of litigation and claims cannot be predicted with certainty, and unfavorable resolutions are possible and could materially and adversely affect our results of operations, cash flows and financial position. In addition, regardless of the outcome, litigation could have an adverse impact on us because of defense costs, diversion of management resources and other factors. While the outcome of these proceedings and claims cannot be predicted with certainty, there are no matters, as of September 30, 2023, that, in the opinion of management, will have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 1A.    RISK FACTORS

Except as set forth below, there have been no material changes to our risk factors from those disclosed under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 30, 2023 (the “2022 Annual Report”), as supplemented by the risk factors disclosed under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K/A for the year ended December 31, 2022, filed with the SEC on October 26, 2023 (the “2022 Form 10-K/A”). The risks and uncertainties described in our 2022 Annual Report are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also materially adversely affect our business, financial condition or results of operations. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

OvaWatch is an LDT and we are currently developing multiple additional tests as LDTs, and intend to develop and perform LDTs at Aspira Labs in the future. Should FDA disagree that our tests are LDTs or finalize regulations that require PMA approval or 510(k)clearance of such tests, their commercialization would be adversely affected, which would negatively affect our results of operations and financial condition.

The FDA considers an LDT to be a test that is designed, developed, validated, and used within a single laboratory. The FDA has historically taken the position that it has the authority to regulate LDTs as medical devices under the FDC Act, but it has generally exercised enforcement discretion with regard to LDTs. This means that even though the FDA believes it can impose regulatory requirements on LDTs, such as requirements to obtain premarket approval, de novo classification or 510(k) clearance of LDTs, it has generally chosen not to enforce those requirements. On October 3, 2023 FDA issued proposed regulations under which it would phase out its enforcement discretion approach to LDTs over a period of four years. Although the proposed regulation is subject to a period of notice and comment, if finalized as proposed, we would be required to obtain PMA approval, de novo classification or 510(k) clearance for certain of our LDTs by October 1, 2027. Any future rulemaking, guidance, or other oversight of LDTs and clinical laboratories that develop and perform them, if and when finalized, may affect the sales of our products and how customers use our products, and may require us to change our business model in order to maintain compliance with these laws.

Legislative proposals addressing the FDA’s oversight of LDTs have been previously introduced, and we expect that new legislative proposals will be introduced from time to time. The likelihood that Congress will pass such legislation and the extent to which such legislation may affect the FDA’s plans to regulate LDTs as medical devices, by either giving FDA explicit authority to do so or, alternatively, stating that FDA does not have authority to regulate LDTs, is difficult to predict. In June 2021, Congress introduced legislation called the Verifying Accurate, Leading-edge IVCT Development Act (the “VALID Act”), which would have established a new risk-based regulatory framework for in vitro clinical tests (“IVCTs”), a category which would have included IVDs, LDTs, collection devices and instruments used with such tests. This legislation was not enacted during that session of Congress, but could be introduced again in the future. If FDA premarket clearance, de novo classification or approval is required for any of the tests we are developing or may develop in the future as LDTs, we may be forced to stop selling our tests or be required to modify claims or make such other changes while we work to obtain FDA clearance, approval or de novo classification. Our business, results of operations and financial condition would be negatively affected until such review were completed and clearance, approval or de novo classification to market were obtained. If premarket clearance, approval, or de novo classification is required by the FDA or if we decide to voluntarily pursue FDA premarket clearance, approval or de novo classification of our LDTs, there can be no assurance that any tests we develop will be cleared, approved or classified on a timely basis, if at all. Obtaining FDA clearance, approval or de novo classification for diagnostics can be expensive, time consuming and uncertain, and for higher-risk devices generally takes several years and requires detailed and comprehensive scientific and clinical data. In addition, medical devices are subject to ongoing FDA obligations and continued regulatory oversight and review. Ongoing compliance with FDA regulations for those tests would increase the cost of conducting our business and subject us to heightened regulation by the FDA and penalties for failure to comply with these requirements.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6.    EXHIBITS The following exhibits are filed or incorporated by reference with this report as indicated below:

		Incorporated by Reference
Exhibit					Filing	Filed
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith
3.1	Fourth Amended and Restated Certificate of Incorporation of Vermillion, Inc. dated January 22, 2010	8-K	000-31617	3.1	January 25, 2010
3.2	Certificate of Amendment of Fourth Amended and Restated Certificate of Incorporation, effective June 19, 2014	10-Q	001-34810	3.2	August 14, 2014
3.3	Certificate of Amendment to Fourth Amended and Restated Certificate of Incorporation of Vermillion, Inc. dated June 11, 2020	8-K	001-34810	3.1	June 11, 2020
3.4	Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation, as amended February 6, 2023	8-K	001-34810	3.1	February 7, 2023
3.5	Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock	8-K	001-34810	4.1	April 17, 2018
3.6	Amended and Restated Bylaws of Aspira Women's Health Inc., effective February 23, 2022	8-K	001-34810	3.1	February 28, 2022
3.7	Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation, as amended May 11, 2023	8-K	001-34810	3.1	May 11, 2023
10.1*	Amended Consulting Agreement between Aspira Women’s Health Inc. and NuPath, LLC	8-K	001-34810	10.1	September 12, 2023
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					√
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					√
32.1**	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					√√
101.INS	Inline XBRL Instance Document - (the instant document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).					√

101.SCH	Inline XBRL Taxonomy Extension Schema Document	√
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	√
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	√
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document	√
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	√
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	√

√	Filed herewith
√√	Furnished herewith
*	Management contract or compensation plan or arrangement.
**

The certification attached as Exhibit 32.1 that accompany this Quarterly Report on Form 10-Q, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of this Form 10-Q), irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aspira Women’s Health Inc.
Date: November 13, 2023	/s/ Nicole Sandford
Nicole Sandford President and Chief Executive Officer (Principal Executive Officer) and Director
Date: November 13, 2023	/s/ Torsten Hombeck
Torsten Hombeck Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)