Form 10-Q
period 2024-03-31
Aspira Women's Health Inc.
filed 2024-05-15
CIK 926617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 10, 2024, the registrant had 12,449,512 shares of common stock, par value $0.001 per share, outstanding.

ASPIRA WOMEN’S HEALTH INC.

FORM 10-Q

For the Quarter Ended March 31, 2024

The following are registered and unregistered trademarks and service marks of Aspira Women’s Health Inc.: VERMILLION SM, Aspira Women’s Health®, OVA1®, OVERA®, ASPiRA LABS ®, OvaCalc®, OVASUITESM, ASPiRA GenetiXSM, OVA1PLUS®, OVAWATCH®, EndoCheckSM, OVAInheritSM, Aspira Synergy®,, OVA360SM, ASPIRA IVDSM, and YOUR HEALTH, OUR PASSION®.

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Aspira Women’s Health Inc.

Condensed Consolidated Balance Sheets (unaudited)

(Amounts in Thousands, Except Share and Par Value Amounts)

	March 31,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$3,413	$2,597
Accounts receivable, net of reserves of $2 and $15, as of March 31, 2024 and December 31, 2023, respectively	1,531	1,459
Prepaid expenses and other current assets	942	997
Inventories	236	227
Total current assets	6,122	5,280
Property and equipment, net	131	165
Right-of-use assets	620	528
Restricted cash	260	258
Other assets	31	31
Total assets	$7,164	$6,262
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$1,643	$1,261
Accrued liabilities	2,797	2,863
Current portion of long-term debt	249	166
Short-term debt	416	670
Current maturities of lease liabilities	188	159
Total current liabilities	5,293	5,119
Non-current liabilities:
Long-term debt	1,347	1,430
Non-current maturities of lease liabilities	487	427
Warrant liabilities	1,400	1,651
Total liabilities	8,527	8,627
Commitments and contingencies (Note 4)
Stockholders’ deficit:
Common stock, par value $0.001 per share, 200,000,000 and 150,000,000 shares authorized at March 31, 2024 and December 31, 2023, respectively; 12,344,104 and 10,645,049 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	12	11
Additional paid-in capital	521,557	515,927
Accumulated deficit	(522,932)	(518,303)
Total stockholders’ deficit	(1,363)	(2,365)
Total liabilities and stockholders’ deficit	$7,164	$6,262

See accompanying notes to the unaudited condensed consolidated financial statements.

Aspira Women’s Health Inc.

Condensed Consolidated Statements of Operations (unaudited)

(Amounts in Thousands, Except Share and Per Share Amounts)

	Three Months Ended
	March 31,
	2024	2023
Revenue:
Product	$2,153	$2,315
Genetics	—	1
Total revenue	2,153	2,316
Cost of revenue:
Product	939	1,130
Total cost of revenue	939	1,130
Gross profit	1,214	1,186
Operating expenses:
Research and development	906	1,267
Sales and marketing	1,889	2,595
General and administrative	3,129	3,604
Total operating expenses	5,924	7,466
Loss from operations	(4,710)	(6,280)
Other income (expense), net:
Change in fair value of warrant liabilities	251	(24)
Interest (expense) income, net	(5)	26
Other expense, net	(165)	(300)
Total other income (expense), net	81	(298)
Net loss	$(4,629)	$(6,578)
Net loss per share - basic and diluted	$(0.39)	$(0.79)
Weighted average common shares used to compute basic and diluted net loss per common share	11,846,075	8,313,091

See accompanying notes to the unaudited condensed consolidated financial statements.

Aspira Women’s Health Inc.

Condensed Consolidated Statements of Changes in Stockholders’ (Deficit) Equity (unaudited)

(Amounts in Thousands, Except Share Amounts)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance at December 31, 2023	10,645,049	$11	$515,927	$(518,303)	$(2,365)
Net loss	—	—	—	(4,629)	(4,629)
Common stock issued under an equity line of credit agreement	111,369	—	400	—	400
Common stock issued under a registered direct offering, net of issuance costs	1,371,000	1	4,868	—	4,869
Warrant Exercise	200,000	—	—	—	—
Common stock issued for vested restricted stock awards	16,686	—	—	—	—
Stock-based compensation expense	—	—	362	—	362
Balance at March 31, 2024	12,344,104	$12	$521,557	$(522,932)	$(1,363)

Aspira Women’s Health Inc.

Condensed Consolidated Statements of Changes in Stockholders’ (Deficit) Equity (unaudited) (continued)

(Amounts in Thousands, Except Share Amounts)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance at December 31, 2022	8,306,326	$8	$508,584	$(501,613)	$6,979
Net loss	—	—	—	(6,578)	(6,578)
Common stock issued under an at the market offering agreement, net of issuance costs	23,217	—	30	—	30
Stock-based compensation expense	—	—	396	—	396
Balance at March 31, 2023	8,329,543	$8	$509,010	$(508,191)	$827

See accompanying notes to the unaudited condensed consolidated financial statements.

Aspira Women’s Health Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

(Amounts in Thousands)

	Three Months Ended
	March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(4,629)	$(6,578)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash lease expense	(3)	1
Depreciation and amortization	29	70
Stock-based compensation expense	362	396
Change in fair value of warrant liabilities	(251)	24
Loss on impairment and disposal of property and equipment	25	1
Changes in operating assets and liabilities:
Accounts receivable	(72)	(309)
Prepaid expenses and other assets	55	323
Inventories	(9)	14
Accounts payable	382	(14)
Accrued liabilities	(66)	582
Other liabilities	(254)	(216)
Net cash used in operating activities	(4,431)	(5,706)
Cash flows from investing activities:
Purchase of property and equipment	(20)	(8)
Net cash used in investing activities	(20)	(8)
Cash flows from financing activities:
Principal repayment of DECD loan	—	(85)
Proceeds from at the market offering	—	162
Payment of issuance costs for at the market offering	—	(132)
Proceeds from equity line of credit	400	—
Proceeds from registered direct offering	5,563	—
Payment of issuance costs for registered direct offering	(694)	—
Net cash provided by (used in) financing activities	5,269	(55)
Net increase (decrease) in cash, cash equivalents and restricted cash	818	(5,769)
Cash, cash equivalents and restricted cash, beginning of the period	2,855	13,557
Cash, cash equivalents and restricted cash, end of the period	$3,673	$7,788
Reconciliation to Consolidated Balance Sheet:
Cash and cash equivalents	$3,413	$7,535
Restricted cash	260	253
Unrestricted and restricted cash and cash equivalents	$3,673	$7,788
Supplemental disclosure of cash flow information:
Cash paid for interest	$6	$18
Supplemental disclosure of noncash investing and financing activities:
Net increase in right-of-use assets	$169	$—

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

1.
ORGANIZATION, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

Organization

Aspira Women’s Health Inc. (“Aspira” and its wholly-owned subsidiaries are collectively referred to as the “Company”) is incorporated in the state of Delaware, and is engaged in the business of developing and commercializing diagnostic tests for gynecologic disease. The Company currently markets and sells the following products and related services:

(1) the Ova1Plus workflow, which uses Ova1 as the primary test and Overa as a reflex for Ova1 intermediate range results. Ova1 is a qualitative serum test intended as an aid to further assess the likelihood of malignancy in women with an ovarian adnexal mass for which surgery is planned when the physician’s independent clinical and radiological evaluation does not indicate malignancy. Overa is a second-generation biomarker test intended to maintain Ova1’s high sensitivity while improving specificity. The Ova1 workflow leverages the strengths of Ova1’s (MIA) sensitivity and Overa’s (MIAG2G) specificity to reduce incorrectly elevated results; and

(2) OvaWatch, a Laboratory Developed Test (“LDT”) intended in the clinical assessment of malignancy risk in all women thought to have an indeterminate or benign adnexal mass.

Collectively, these tests are referred to and marketed as OvaSuite.

For the three months ended March 31, 2024 and 2023, the Company’s product and related revenue was limited to the products described above, as well as residual revenue from Aspira GenetiX, which was discontinued in the third quarter of 2022. The Company’s products are distributed through its own national sales force, including field sales, inside sales and a contracted sales team, through its proprietary decentralized testing platform and cloud service marketed as Aspira Synergy, and through marketing and distribution agreements with BioReference Health, LLC and ARUP Laboratories.

Overa is currently not offered commercially except as a reflex test performed as part of the Ova1Plus workflow.

Going Concern and Liquidity

As of March 31, 2024, the Company had approximately $3,413,000 of cash and cash equivalents (excluding restricted cash of $260,000), an accumulated deficit of approximately $522,932,000, and working capital of approximately $829,000. For the three months ended March 31, 2024, the Company incurred a net loss of $4,629,000, and used cash in operations of $4,431,000. The Company has incurred significant net losses and negative cash flows from operations since inception. The Company also expects to continue to incur a net loss and negative cash flows from operations for the remainder of 2024. In order to fund operations, meet its capital requirements or satisfy the anticipated obligations as they become due, the Company expects to take further action to protect its liquidity position, which include, but are not limited to:

•
Raising capital through equity or debt offerings either in the public markets or via private placement offering, to the extent that the Company raises additional funds by issuing equity securities, the Company’s stockholders may experience significant dilution. However, no assurance can be given that capital will be available on acceptable terms, or at all;
•
Securing debt, however, no assurance can be given that debt will be available on acceptable terms or at all;
•
Reducing executive bonuses or replacing cash compensation with equity grants;
•
Reducing professional services and consulting fees and eliminating non-critical projects;
•
Reducing travel and entertainment expenses; and
•
Reducing eliminating or deferring discretionary marketing programs.

The Company also has outstanding warrants to purchase shares of its common stock that may be exercised although there can be no assurance that the warrants will be exercised.

There can be no assurance that the Company will achieve or sustain profitability or positive cash flow from operations. Management expects cash from product sales and licensing to be the Company’s only material, recurring source of cash in 2024. Given the above conditions, there is substantial doubt about the Company’s ability to continue as a going concern within one year after the date these consolidated interim financial statements are filed. The unaudited condensed consolidated financial statements have been prepared on a going concern basis and do not include any adjustments that might result from these uncertainties.

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

The unaudited condensed consolidated financial statements and related disclosures have been prepared with the presumption that users of the unaudited condensed consolidated financial statements have read or have access to the audited consolidated financial statements for the preceding fiscal year. The consolidated balance sheet at December 31, 2023 included in this report has been derived from the audited consolidated financial statements at that date, but does not include all the information and notes required by GAAP. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K, filed with the SEC on April 1, 2024.

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

The Company also reviews its patient account population and determines an appropriate distribution of patient accounts by payer (i.e., Medicare, patient pay, other third-party payer, etc.) into portfolios with similar collection experience. The Company has elected this practical expedient that, when evaluated for collectability, results in a materially consistent revenue amount for such portfolios as if each patient account were evaluated on an individual contract basis. During the period ended March 31, 2024, there were $8,000 of adjustments to estimates of variable consideration to derecognize revenue for services provided in a prior period. There were no impairment losses on accounts receivable recorded during the three months ended March 31, 2024.

The Company has discontinued providing Aspira GenetiX, including genetics carrier screening, on the Aspira Synergy platform, effective September 30, 2022.

Accounts Receivable: Virtually all accounts receivable are derived from sales made to customers located in North America. The Company grants credit to customers in the normal course of business and the resulting trade receivables are stated at their net realizable value. The Company maintains an allowance for credit losses based upon the expected collectability of accounts receivable, including the historical collection cycle. Amounts are written off against the allowances for credit losses when the Company determines that a customer account is not collectable. The Company believes its exposure to concentrations of credit risk is limited due to the diversity of its payer base.

Warrants: The Company accounts for common stock warrants as either equity-classified or liability-classified instruments based on an assessment of the specific terms of the warrants and applicable authoritative guidance in Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815-40, Contracts in Entity’s Own Equity (“ASC 815-40”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and meet all of the requirements for equity classification under ASC 815-40, including whether the warrants are indexed to the Company’s own stock and whether the events where holders of the warrants could potentially require net cash settlement are within the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance. Warrants that meet all of the criteria for equity classification are recorded as a component of additional paid-in capital at the time of issuance and are not remeasured. Warrants that do not meet the required criteria for equity classification are classified as liabilities. The Company adjusts such warrants to fair value at each reporting period until the warrants are exercised or expire. Any change in fair value is recognized in the Company’s statement of operations.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). This update was issued to assist in simplifying the accounting for convertible instruments. This ASU is scheduled to be effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The Company adopted the new standard on January 1, 2024. The adoption of this standard did not have a material impact on its consolidated results of operations, financial position, or cash flows.

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

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”) to update reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses and information used to assess segment performance. This ASU requires disclosure of significant segment expenses that are regularly provided to the Company’s Chief Operating Decision Maker (“CODM”) and included within the reported measure of a segment’s profit or loss, requires interim disclosures about a reportable segment’s profit or loss and assets that are currently required annually, requires disclosure of the position and title of the CODM, clarifies circumstances in which an entity can disclose multiple segment measures of profit or loss, and contains other disclosure requirements. ASU 2023-07 is scheduled to be effective for fiscal years beginning after December 15, 2023 and interim periods beginning after December 15, 2024. The adoption of this standard is not expected to have a material impact on its consolidated results of operations, financial position, or cash flows.

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

The Company records warrants in connection with a public offering in 2022 (the “2022 Warrants”) as a liability. As discussed in Note 6 to the unaudited condensed consolidated financial statements, in connection with a registered direct offering in 2024, the Company amended certain of the 2022 Warrants to purchase up to an aggregate of 366,664 shares (the “Modified Warrants”). The terms of the remaining 433,321 of the 2022 Warrants were unchanged (the “Unmodified Warrants”).

The fair values of the Warrants as of March 31, 2024 and December 31, 2023 were approximately $1,400,000 and $1,651,000, respectively. The fair value of the 2022 Warrants was estimated using Black-Scholes pricing model based on the following assumptions:

	March 31, 2024		December 31, 2023
	Unmodified Warrants	Modified Warrants
Dividend yield	—%	—%	—%
Volatility	104.9%	101.7%	105.1%
Risk-free interest rate	4.31%	4.21%	3.93%
Expected lives (years)	3.39	4.83	3.64
Weighted average fair value	$1.329	$2.247	$2.064

The 2022 Warrants were deemed to be derivative instruments due to certain contingent put features. The fair value of the 2022 Warrants was determined using the Black-Scholes option pricing model, deemed to be an appropriate model due to the terms of the 2022 Warrants issued, including a fixed term and exercise price.

The fair value of the Warrants was affected by changes in inputs to the Black-Scholes option pricing model including the Company’s stock price, expected stock price volatility, the contractual term, and the risk-free interest rate. This model uses Level 2 inputs, including stock price volatility, in the fair value hierarchy established by ASC 820, Fair Value Measurement. The 2022 Warrants are classified as a long-term liability on the Company’s balance sheet.

The carrying value of the Company’s insurance promissory note approximates fair value as of March 31, 2024 and December 31, 2023, due to the short-term nature of the insurance note and is classified as Level 2 within the fair value hierarchy.

The DECD loan is classified within Level 3 of the fair value hierarchy. The following table presents the carrying value and fair value of the DECD loan. The fair value of the DECD loan is estimated based on discounted cash flows using the prevailing market interest rates.

		March 31,		December 31,
		2024		2023
(in thousands)	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
DECD loan	Level 3	$1,604	$1,287	$1,604	$1,255

3.
PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets at March 31, 2024 and December 31, 2023 consist of the following:

	March 31,	December 31,
(in thousands)	2024	2023
Prepaid insurance	$479	$684
Software licenses	173	103
Subscriptions	128	26
Other	162	184
Total prepaid and other current assets	$942	$997

4.
COMMITMENTS AND CONTINGENCIES

Loan Agreement

On March 22, 2016, the Company entered into a loan agreement (as amended, the “DECD Loan Agreement”) with the State of Connecticut Department of Economic and Community Development (the “DECD”), pursuant to which the Company may borrow up to $4,000,000 from the DECD. The loan bears interest at a fixed rate of 2.0% per annum and requires equal monthly payments of principal and interest until maturity, which occurs on January 1, 2032. As security for the loan, the Company has granted the DECD a blanket security interest in the Company’s personal and intellectual property. The DECD’s security interest in the Company’s intellectual property may be subordinated to a qualified institutional lender.

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

Long-term debt consisted of the following:

	March 31,	December 31,
	2024	2023
(in thousands)
DECD loan, net of issuance costs	$1,596	$1,596
Less: Current portion, net of issuance costs	(249)	(166)
Total long-term debt, net of issuance costs	$1,347	$1,430

As of March 31, 2024, the annual amounts of future minimum principal payments due under the Company’s contractual obligation are shown in the table below. Unamortized debt issuance costs for the DECD loan were $8,000 for both the three months ended March 31, 2024 and December 31, 2023, respectively.

	Payments Due by Period
(in thousands)	Total	2024	2025	2026	2027	2028	Thereafter
DECD Loan	$1,604	$170	$335	$342	$215	$129	$413
Total	$1,604	$170	$335	$342	$215	$129	$413

Insurance Notes

During 2023, the Company entered into an insurance promissory note for the payment of insurance premiums at an interest rate of 7.79%, with an aggregate principal amount outstanding of approximately $416,000 and $670,000 as of March 31, 2024 and December 31, 2023, respectively. Interest paid for the promissory note was $6,000 for each of the quarters ended March 31, 2024 and 2023. The amount outstanding in 2024 could be substantially offset by the cancellation of the related insurance coverage which is classified in prepaid insurance. This note is payable in nine monthly installments with a maturity date of October 1, 2024 and has no financial or operational covenants.

Operating Leases

The Company leases facilities to support its business. The Company’s principal facility, including the Clinical Laboratory Improvements Amendments of 1988 (“CLIA”) laboratory used by Aspira Labs, Inc., is located in Austin, Texas, and administrative offices are located in Trumbull, Connecticut and Palo Alto, California.

In October 2015, the Company entered into a lease agreement for a facility in Trumbull, Connecticut, which was renewed in September 2020. In May 2023, the Company entered into an agreement with the owner of its Trumbull, Connecticut offices to move to a more economical location in Shelton, Connecticut and replacing the Trumbull, Connecticut office lease. The new lease term is for five years, and its commencement date was October 1, 2023. Beginning on October 1, 2023, the fixed lease payment was reduced from approximately $8,900 per month to $5,000 per month for the first year, and to $5,383 per month for years two through four and $5,768 per month for the fifth year. Continuation of the lease would be on a month-to-month basis.

In January 2023, the Company entered into a new sublease agreement for an administrative facility in Palo Alto, California. The Company’s sublease term commenced in April 2023 and terminates on May 31, 2024, with no option for renewal with the sublessor. The fixed lease payment was initially approximately $9,000 per month and increased to approximately $10,000 per month beginning in January 2024.

In July 2023, the Company extended the Austin, Texas lease for an additional 37 months. The Company’s renewed lease expires on February 28, 2027, with the option to extend the lease for an additional three years. Prior to the renewal, the Company’s Texas lease had a term of 12 months, and the Company has elected the policy of not recording leases on the balance sheet when the leases have terms of 12 months or less. Through June 30, 2023, the Company recognized the lease payments in profit and loss on a straight-line basis over the term of the lease, and variable lease payments in the period in which the obligation for the payments was incurred. Variable lease costs represent the Company’s share of the landlord’s operating expenses. Beginning in the third quarter of 2023, the Company added the extended Austin, Texas lease to its balance sheet as a right-of-use asset. Beginning February 1, 2024, the fixed lease payment were reduced from approximately $9,490 per month to approximately $7,100 per month for the first year (except for August 2024, which will be $0), and will be approximately $8,600 per month for the second year, approximately $8,900 per month for the third year and approximately $9,100 for the final month. The Company is not reasonably certain that it will exercise the three-year renewal option beginning on March 1, 2027.

Effective October 31, 2023, the Company entered into a new lease agreement for freezer storage for its samples. The lease term is for 36 months with a twelve-month automatic renewal provision. The company leases 6 freezers at a total of $5,200 per month. The Company added the lease to its balance sheet as a right-of-use asset in the first quarter of 2024.

The expense associated with these operating leases for the three months ended March 31, 2024 and 2023 is shown in the table below (in thousands).

		Three Months Ended March 31,
Lease Cost	Classification	2024	2023
Operating rent expense
	Cost of revenue	$41	$24
	Research and development	17	6
	Sales and marketing	1	2
	General and administrative	10	21
Variable rent expense
	Cost of revenue	5	15
	Research and development	-	3
	Sales and marketing	2	2
	General and administrative	9	21

Based on the Company’s leases as of March 31, 2024, the table below sets forth the approximate future lease payments related to operating leases with initial terms of one year or more (in thousands).

Year	Payments
2024	$172
2025	229
2026	223
2027	84
2028	52
Total Operating Lease Payments	760
Less: Imputed Interest	(85)
Present Value of Lease Liabilities	675
Less: Operating Lease Liability, current portion	(188)
Operating Lease Liability, non-current portion	$487

Weighted-average lease term and discount rate were as follows.

	Three Months Ended March 31,
	2024	2023
Cash paid for amounts included in measurement of lease liabilities:
Operating cash outflows relating to operating leases	$117	$111
Weighted-average remaining lease term (in years)	3.3	3.2
Weighted-average discount rate	7.28%	9.29%

Non-cancellable Royalty Obligations

The Company is a party to an amended research collaboration agreement with The Johns Hopkins University School of Medicine under which the Company licenses certain of its intellectual property directed at the discovery and validation of biomarkers in human subjects, including but not limited to clinical application of biomarkers in the understanding, diagnosis and management of human disease. Under the terms of the amended research collaboration agreement, Aspira is required to pay the greater of 4% royalties on net sales of diagnostic tests using the assigned patents or annual minimum royalties of $57,500. Royalty expense for the three months ended March 31, 2024 and 2023 totaled $72,000 and $90,000, respectively, and are recorded in cost of revenue in the unaudited condensed consolidated statements of operations.

Business Agreements

On August 8, 2022, the Company entered into a sponsored research agreement with Harvard’s Dana-Farber Cancer Institute, Brigham & Women’s Hospital, and Medical University of Lodz (the “Dana-Farber, Brigham, Lodz Research Agreement”), for the

generation of a multi-omic, non-invasive diagnostic aid to identify endometriosis based on circulating microRNAs and proteins. The Dana-Farber, Brigham, Lodz Research Agreement requires payments to be made upon the achievement of certain milestones. Under the terms of and as further described in the Dana-Farber, Brigham, Lodz Research Agreement, payments of approximately $1,252,000 have or will become due from the Company to the counterparties upon successful completion of certain deliverables as follows: 68% was paid in 2022, 15% was paid in 2023, and the remaining 17% will become payable upon completion of certain deliverables estimated to occur in the first half of 2024. During the three months ended March 31, 2024 and 2023, approximately $34,000 and $23,000 has been recorded, respectively, as research and development expense in the unaudited condensed consolidated financial statement of operations for the project. From the inception of the Dana-Farber, Brigham, Lodz Research Agreement through March 31, 2024, research and development expenses in the cumulative amount of $1,117,000 have been recorded.

On March 20, 2023, the Company entered into a licensing agreement (“Dana-Farber, Brigham, Lodz License Agreement”) with Harvard’s Dana-Farber Cancer Institute, Brigham & Women’s Hospital, and Medical University of Lodz under which the Company will license certain of its intellectual property to be used in the Company’s OvaSuite product portfolio. Under the Dana-Farber, Brigham, Lodz License Agreement, the Company paid an initial license fee of $75,000 and pays an annual license maintenance fee of $50,000 on each anniversary of the date of the Dana-Farber, Brigham, Lodz License Agreement. The Company recorded $50,000 in annual license maintenance fees over the twelve month period ended March 20, 2024. The Dana-Farber, Brigham, Lodz License Agreement also requires non-refundable royalty payments of up to $1,350,000 based on certain regulatory approvals and commercialization milestones and further royalty payments based on the net sales of the Company’s products included under the Dana-Farber, Brigham, Lodz License Agreement. No milestones have been reached as of March 31, 2024.

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

5.
ACCRUED LIABILITIES

The following table describes the principal components of accrued liabilities on the Company’s unaudited condensed consolidated balance sheet as of March 31, 2024 and December 31, 2023.

	March 31,	December 31,
(in thousands)	2024	2023
Payroll and benefits related expenses	$1,328	$1,189
Collaboration and research agreements expenses	99	217
Professional services	911	951
Other accrued liabilities	459	506
Total accrued liabilities	$2,797	$2,863

6.
STOCKHOLDERS’ DEFICIT

2024 Registered Direct Offering

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

Pursuant to the 2024 Direct Offering Agreement, the Company issued 1,368,600 shares of common stock to certain investors at an offering price of $3.50 per share, and 2,400 shares of common stock to its Chief Executive Officer, Nicole Sandford, at an offering price of $4.2555 per share, which was the consolidated closing bid price of the Company’s common stock on The Nasdaq Capital Market on January 24, 2024 of $4.13 per share plus $0.125 per Purchase Warrant. The purchase price of each Pre-Funded Warrant is equal to the combined purchase price at which a share of Common Stock and the accompanying Purchase Warrant is sold in this 2024 Direct Offering, minus $0.0001. The gross proceeds to the Company from the 2024 Direct Offering were approximately $5,563,000, before deducting placement agent fees and other estimated expenses of $694,000 payable by the Company. The 2024 Direct Offering closed on January 26, 2024.

The Pre-Funded Warrants were exercisable at any time after the date of issuance and had an exercise price of $0.0001 per share. A holder of Pre-Funded Warrants could not exercise the warrant if the holder, together with its affiliates, would beneficially own more than 9.99% of the number of shares of Common Stock outstanding immediately after giving effect to such exercise. A holder of Pre-Funded Warrants may increase or decrease this percentage to a percentage not in excess of 9.99% by providing at least 61 days’ prior notice to the Company. All of the Pre-Funded Warrants were exercised on February 6, 2024 for gross proceeds of $20.

The Purchase Warrants have an exercise price of $4.13 per share and will be exercisable beginning six months after issuance and will expire 5 years from the initial exercise date.

The Company engaged AGP to act as sole placement agent in the 2024 Direct Offering. The Company paid the placement agent a cash fee equal to 7.0% of the aggregate gross proceeds generated from the 2024 Direct Offering, except that, with respect to proceeds raised in this 2024 Direct Offering from certain designated persons, AGP’s cash fee is reduced to 3.5% of such proceeds, and to reimburse certain fees and expenses of the placement agent in connection with the 2024 Direct Offering. The Company also reimbursed the placement agent for its accountable offering-related legal expenses of $75,000 and a non-accountable expense allowance of $30,000. Costs related to the 2024 Direct Offering were recorded as an offset to additional paid-in capital on the Company's balance sheet as of March 31, 2024.

The Company evaluated the Pre-Funded Warrants and the Purchase Warrants and concluded that they met the criteria to be classified as equity within additional paid-in-capital.

The Pre-Funded Warrants are equity classified because they (1) are freestanding financial instruments that are legally detachable and separately exercisable from the common stock, (2) are immediately exercisable, (3) do not embody an obligation for the Company to repurchase its shares, (4) permit the holder to receive a fixed number of shares of common stock upon exercise, (5) are indexed to the Company's common stock and (6) meet the equity classification criteria.

The Purchase Warrants are equity classified because they (1) are freestanding financial instruments that are legally detachable and separately exercisable from the common stock, (2) do not embody an obligation for the Company to repurchase its shares, (3) permit the holder to receive a fixed number of shares of common stock upon exercise, (4) are indexed to the Company's common stock and (5) meet the equity classification criteria.

Effective upon the closing of the 2024 Direct Offering, the Company also amended certain existing warrants (the “2022 Warrants”), see Note 7 in our Annual Report on Form 10-K for the fiscal year-ended December 31, 2023, to purchase up to an aggregate of 366,664 shares at an exercise price of $13.20 per share and a termination date of August 25, 2027, so that the amended 2022 Warrants have a reduced exercise price of $4.13 per share and a new termination date of January 26, 2029. The other terms of the amended 2022 Warrants remain unchanged. The Company performed an analysis of the fair value of the 2022 Warrants immediately before and after the modification and the increase in fair value of the 2022 Warrants of $490 thousand was recorded as a change in fair value of warrant liabilities in the unaudited condensed statement of operations.

Approximately $106,000 of the costs related to the 2024 Direct Offering were allocated to the 2022 Warrants and were recorded as other expense in the unaudited condensed statement of operations.

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

2023 At the Market Offering

On February 10, 2023, the Company entered into a Controlled Equity Offering Sales Agreement, (the “Cantor Sales Agreement”), with Cantor Fitzgerald & Co., (“Cantor”), as agent, pursuant to which it may offer and sell, from time to time, through Cantor, shares of the Company’s common stock, par value $0.001 per share, having an aggregate offering price of up to $12.5 million, (the “Placement Shares”). The Placement Shares were issued and sold pursuant to the Company’s effective registration statement on

Form S-3 (Registration Statement No. 333-252267), as previously filed with, and declared effective by, the SEC. The Company filed a prospectus supplement, dated February 10, 2023, with the SEC in connection with the offer and sale of the Placement Shares.

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

During the three months ended March 31, 2024, the Company sold 0 Placement Shares and recorded no transaction related offering costs. Over the life of the Cantor Sales Agreement, the Company sold 35,552 shares of the Placement Shares for gross proceeds of approximately $211,000. The Company has recorded $134,000 as an offset to additional paid-in capital representing transaction-related offering costs of the Placement Shares over the life of the Cantor Sales Agreement.

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

1.
the lowest sale price for the Common Stock on The Nasdaq Capital Market on the date of sale; and
2.
the average of the three lowest closing sale prices for the Common Stock on The Nasdaq Capital Market during the 10 consecutive business days ending on the business day immediately preceding the purchase date.

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

The issuance of the Purchase Shares had been previously registered pursuant to the Company’s effective shelf registration statement on Form S-3 (File No. 333-252267) (the “Old Registration Statement”), and the related base prospectus included in the Registration Statement, as supplemented by a prospectus supplement filed on March 28, 2023, that has expired. On April 22, 2024, the Company has filed a registration statement on Form S-3 (File No. 333-278867) (the “Registration Statement”), and the related base prospectus included in the Registration Statement, that was declared effective by the SEC on April 25, 2024.

The Company sold 472,312 shares of Common Stock under the LPC Purchase Agreement for gross proceeds of approximately $1,578,000 under the Old Registration Statement. In addition, 47,733 shares of Common Stock were issued to Lincoln Park as consideration for entering into the LPC Purchase Agreement. As of April 25, 2024, up to $8,422,000 of shares of Common Stock could be sold to Lincoln Park under the LPC Purchase Agreement, subject to the terms of the LPC Purchase Agreement.

During the three months ended March 31, 2024, the Company sold 111,369 shares under the LPC Purchase Agreement for gross proceeds of approximately $400,000. Over the life of the LPC Purchase Agreement through March 31, 2024, the Company sold 472,312 shares for gross proceeds of approximately $1,578,000. The Company incurred approximately $326,000 of costs related to the execution of the LPC Purchase Agreement, all of which are reflected in the unaudited condensed consolidated financial statements. Of the total costs incurred, approximately $258,000 was paid in common stock to Lincoln Park for a commitment fee and $30,000 was accrued for Lincoln Park expenses. These transaction costs were included in other expense in the statement of operations for the year ended December 31, 2023. Approximately $38,000 was incurred for legal fees during the year ended December 31, 2023, and were included in general and administrative expenses on the statement of operations. During the three months ended March 31, 2024 and 2023, the Company paid legal fees of $40,000 and none, respectively.

Subsequent to March 31, 2024, the Company sold 100,408 shares under the LPC Purchase Agreement for gross proceeds of approximately $300,000, as of May 10, 2024.

2010 Stock Incentive Plan

The Company’s employees, directors, and consultants were eligible to receive awards under the Vermillion, Inc. Second Amended and Restated 2010 Stock Incentive Plan (the “2010 Plan”), which was replaced by the 2019 Plan (as defined below) with respect to future equity grants. As of March 31, 2024, there were no shares of the Company’s common stock available for future grants under the 2010 Plan.

The following table summarizes stock option activity for the 2010 Plan during the three months ended March 31, 2024.

Options outstanding at December 31, 2023	245,154
Options forfeited or expired	(33,965)
Options outstanding at March 31, 2024	211,189

The weighted average exercise price of outstanding options under the 2010 Plan was $24.05 and the weighted average remaining life was 0.70 years.

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

Subject to the terms and conditions of the 2019 Plan, the initial number of shares authorized for grants under the 2019 Plan is 699,485. On May 9, 2023, the Company’s stockholders approved an increase of 333,333 shares to the number of shares available for issuance under the 2019 Plan. On May 13, 2024, the Company’s stockholders approved an increase of 1,000,000 shares in the number of shares available for issuance under the 2019 Plan for a total of 2,032,818 shares. To the extent an equity award granted under the 2019 Plan expires or otherwise terminates without having been exercised or paid in full, or is settled in cash, the shares of common stock subject to such award will become available for future grant under the 2019 Plan. As of March 31, 2024, 614,087 shares of Aspira common stock were subject to outstanding stock options, and 42,777 shares of Aspira common stock were subject to unreleased restricted stock awards and a total of 66,542 shares of Aspira common stock were reserved for future issuance under the 2019 Plan.

The following table summarizes stock option activity for the 2019 Plan during the three months ended March 31, 2024.

Options outstanding at December 31, 2023	514,768
Options granted	140,124
Options forfeited or expired	(40,805)
Options outstanding at March 31, 2024	614,087

The weighted average exercise price of outstanding options under the 2019 Plan was $11.77 and the weighted average remaining life was 1.92 years.

The following table summarizes RSU activity for the 2019 Plan during the three months ended March 31, 2024.

Options outstanding at December 31, 2023	59,463
RSUs vested and issued	(16,686)
Options outstanding at March 31, 2024	42,777

RSUs vested and unissued at March 31, 2024	22,777

Stock-Based Compensation

During the three months ended March 31, 2024, the Company granted option awards under the 2019 Plan with a weighted average grant date fair value of $2.97 and a weighted average exercise price of $4.77.

Assumptions included in the fair value per share calculations were (i) expected terms of two to three years, (ii) two- to three-year treasury interest rates of 4.33% to 4.56% and (iii) market close prices ranging from $4.00 to $4.87. The Company recorded $12,000 in forfeitures for the three months ended March 31, 2024.

The allocation of non-cash stock-based compensation expense by functional area for the three months ended March 31, 2024 and 2023 was as follows.

	Three Months Ended
	March 31,
(in thousands)	2024	2023
Cost of revenue	$18	$17
Research and development	66	103
Sales and marketing	25	(15)
General and administrative	253	291
Total	$362	$396

As of March 31,2024, total unrecognized compensation cost related to unvested stock option awards was approximately $696,000, and the related weighted average period over which it is expected to be recognized was 1.92 years. As of March 31,2024, there was $52,000 in unrecognized compensation costs related to restricted stock units, and the related weighted average period over which it is expected to be recognized is 0.25 years.

7.
LOSS PER SHARE

The Company calculates basic loss per share using the weighted average number of shares of Aspira common stock outstanding during the period. Because the Company is in a net loss position, diluted loss per share is calculated using the weighted average number of shares of Aspira common stock outstanding and excludes the anti-dilutive effects of 3,239,038 potential shares of Aspira common stock for the three months ended March 31, 2024 and 1,583,982 potential shares of Aspira common stock for the three months ended March 31, 2023, inclusive of 2,370,985 and 799,985 shares of Aspira common stock issuable upon the exercise of the warrants outstanding as of March 31, 2024 and 2023, respectively. Potential shares of Aspira common stock and warrants include incremental shares of Aspira common stock issuable upon the exercise of stock options and warrants and the vesting of unvested restricted stock units.

	Three Months Ended
	March 31,
	2024	2023
Numerator:
Net Loss	$(4,629)	$(6,578)
Denominator:
Shares used in computing net loss per share, basic and diluted	11,846,075	8,313,091
Net loss per share, basic and diluted	$(0.39)	$(0.79)

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

Examples of forward-looking statements include, without limitation:

•
projections or expectations regarding our future test volumes, revenue, price, cost of revenue, operating expenses, research and development expenses, gross profit margin, cash flow, results of operations and financial condition;
•
the ability to maintain the listing of our common stock and public warrants on the Nasdaq Capital Market;
•
our plan to broaden our commercial focus from ovarian cancer to differential diagnosis of women with a range of gynecological diseases, including additional pelvic disease conditions such as endometriosis, adenomyosis fibroids and benign pelvic mass monitoring;
•
our planned business strategy and the anticipated effects thereof, including partnerships such as those based on our Aspira Synergy platform, specimen or research collaborations, licensing arrangements and distribution agreements;
•
plans to expand our current or future products to markets outside of the United States;
•
plans to develop new algorithms, molecular diagnostic tests, products and tools and otherwise expand our product offerings;
•
plans to develop, launch and establish payer coverage and secure contracts for current and new products, including EndoCheck, EndoMDx and OvaMDx;
•
expectations regarding local and/or national coverage under Novitas, our Medicare Administrative Carrier;
•
anticipated efficacy of our products, product development activities and product innovations, including our ability to improve sensitivity and specificity over traditional diagnostics;
•
expected competition in the markets in which we operate;
•
plans with respect to Aspira Labs, Inc. (“Aspira Labs”), including plans to expand or consolidate Aspira Labs’ testing capabilities, specifically molecular lab capabilities;
•
expectations regarding continuing future services provided by Quest Diagnostics Incorporated;
•
expectations regarding continuing future services provided by BioReference Health, LLC;
•
plans to develop informatics products as laboratory developed tests (“LDTs”) and potential Food and Drug Administration (“FDA”) oversight changes of LDTs;
•
expectations regarding existing and future collaborations and partnerships for our products, including plans to enter into decentralized arrangements for our Aspira Synergy platform and to provide and expand access to our risk assessment tests;
•
plans regarding future publications and presentations;
•
expectations regarding potential collaborations with governments, legislative bodies and advocacy groups to enhance awareness and drive policies to provide broader access to our tests;
•
our ability to continue to comply with applicable governmental regulations, including regulations applicable to the operation of our clinical lab, expectations regarding pending regulatory submissions and plans to seek regulatory approvals for our tests within the United States and internationally, as applicable;
•
our continued ability to expand and protect our intellectual property portfolio;
•
anticipated liquidity and capital requirements;

•
anticipated future losses and our ability to continue as a going concern;
•
expectations regarding raising capital and the amount of financing anticipated to be required to fund our planned operations;
•
expectation regarding attrition and recruitment of top talent;
•
expectations regarding the results of our clinical research studies and our ability to recruit patients to participate in such studies;
•
our ability to use our net operating loss carryforwards and anticipated future tax liability under U.S. federal and state income tax legislation;
•
expected market adoption of our current and prospective diagnostic tests, including Ova1, Overa, Ova1Plus, OvaWatch, EndoCheck, EndoMDx and OvaMDx, as well as our Aspira Synergy platform;
•
expectations regarding our ability to launch new products we develop, license, co-market or acquire;
•
expectations regarding the size of the markets for our products;
•
expectations regarding reimbursement for our products, and our ability to obtain such reimbursement, from third-party payers such as private insurance companies and government insurance plans;
•
potential plans to pursue clearance designation with the FDA with respect to OvaWatch, EndoMDx and OvaMDx;
•
expected potential target launch timing for future products;
•
expectations regarding compliance with federal and state laws and regulations relating to billing arrangements conducted in coordination with laboratories;
•
plans to advocate for legislation and professional society guidelines to broaden access to our products and services;
•
ability to protect and safeguard against cybersecurity risks and breaches; and
•
expectations regarding the results of our academic research agreements.

We caution you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report on Form 10-Q.

Forward-looking statements are subject to significant risks and uncertainties, including those discussed in Part I Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2023, as filed on April 1, 2024, as supplemented by the section titled “Risk Factors” in this Quarterly Report on Form 10-Q, that could cause actual results to differ materially from those projected in such forward-looking statements due to various factors, including our ability to continue as a going concern; our ability to comply with Nasdaq’s continued listing requirements; impacts resulting from potential changes to coverage of Ova1 through our Medicare Administrative Carrier for Ova1; anticipated use of capital and its effects; our ability to increase the volume of our product sales; failures by third-party payers to reimburse for our products and services or changes to reimbursement rates; our ability to continue developing existing technologies and to develop, protect and promote our proprietary technologies; plans to develop and perform LDTs; our ability to comply with FDA regulations that relate to our products and to obtain any FDA clearance or approval required to develop and commercialize medical devices; our ability to develop and commercialize additional diagnostic products and achieve market acceptance with respect to these products; our ability to compete successfully; our ability to obtain any regulatory approval required for our future diagnostic products; our suppliers’ ability to comply with FDA requirements for production, marketing and post-market monitoring of our products; our ability to maintain sufficient or acceptable supplies of immunoassay kits from our suppliers; in the event that we succeed in commercializing our products outside the United States, the political, economic and other conditions affecting other countries; changes in healthcare policy; our ability to comply with environmental laws; our ability to comply with the additional laws and regulations that apply to us in connection with the operation of Aspira Labs; our ability to use our net operating loss carryforwards; our ability to use intellectual property; our ability to successfully defend our proprietary technology against third parties; our ability to obtain licenses in the event a third party successfully asserts proprietary rights; the liquidity and trading volume of our common stock; the concentration of ownership of our common stock; our ability to retain key employees; our ability to secure additional capital on acceptable terms to execute our business plan; business interruptions or force majeure of acts of God; the effectiveness and availability of our information systems; our ability to integrate and achieve anticipated results from any acquisitions or strategic alliances; future litigation against us, including infringement of intellectual property and product liability exposure; and additional costs that may be required to make further improvements to our laboratory operations.

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

Company Overview

Corporate Vision

We are dedicated to the discovery, development, and commercialization of noninvasive, AI-powered tests to aid in the diagnosis of gynecologic diseases, starting with ovarian cancer.

We plan to broaden our focus to the differential diagnosis of other gynecologic diseases that typically cannot be assessed through traditional non-invasive clinical procedures. We expect to continue commercializing our existing and new technology and to distribute our tests through our decentralized technology transfer service platform, Aspira Synergy. We also intend to continue to raise public awareness regarding the diagnostic superiority of Ova1Plus as compared to cancer antigen 125 (“CA-125”) on its own for all women with adnexal masses, as well as the superior performance of our machine learning algorithms in detecting ovarian cancer in different racial and ethnic populations. We plan to continue to expand access to our tests among Medicaid patients as part of our corporate mission to make the best care available to all women, and we plan to advocate for legislation and the adoption of our technology in professional society guidelines to provide broad access to our products and services.

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

During 2023, we conducted a comprehensive review of our commercial programs to identify people, processes, and technology enhancements. As a result of the findings of that review, we implemented a revised commercial strategy (the “Commercial Refresh”) in the second half of 2023. In the first quarter of 2024, we completed the successful implementation of the Commercial Refresh and expect to leverage these enhancements as we continue to focus on growth through improving the profitability, efficiency, and effectiveness of the sales and marketing teams.

The average number of full-time representatives in the first quarter of 2024 was 16, compared with 21 representatives in the first quarter of 2023. The average OvaSuite volume per full-time sales representative increased from 298 tests per representative in the first quarter of 2023 to 364 tests per representative in the first quarter of 2024.

Innovation. We believe our ability to successfully develop novel AI-powered assays is superior to others based on our know-how and extensive experience in designing and successfully launching FDA-cleared and laboratory developed blood tests to aid in the diagnosis of ovarian cancer. We own and operate Aspira Labs, Inc., a research and commercial CLIA laboratory in Texas, and have accumulated more than 110,000 patient samples in our research biobank. Moreover, our history of successfully collaborating with world-class research and academic institutions allows us to innovate and provide outstanding patient care.

Our product pipeline is focused on two areas: ovarian cancer and endometriosis.

In ovarian cancer, we have developed clinical data to support the repeated use of our OvaWatch test for the monitoring of an adnexal mass. In the second quarter of 2024, we expanded the features of our commercially available OvaWatch test for monitoring of adnexal masses through periodic testing at physician prescribed intervals. As a result, we believe the addressable market for the test to be two to three times that of the single use test when applied to the more than 1.2 million women in the United States diagnosed with an adnexal mass each year.

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

Operational Excellence. During the first quarter of 2024, we decreased our operating expenses by $1.3 million, while also achieving our cash utilization goals for the quarter by continuing to focus on spending that fuels innovation and growth. We raised gross proceeds of $5.6 million in January 2024 in a follow-on offering.

Our Business and Products

We currently commercialize the following products and related services:

(1) the Ova1Plus workflow, which uses Ova1 as the primary test and Overa as a reflex for Ova1 intermediate range results. Ova1 is a qualitative serum test intended as an aid to further assess the likelihood of malignancy in women with an ovarian adnexal mass for which surgery is planned when the physician’s independent clinical and radiological evaluation does not indicate malignancy. Overa is a second-generation biomarker test intended to maintain Ova1’s high sensitivity while improving specificity. The Ova1Plus workflow leverages the strengths of Ova1’s MIA sensitivity and Overa’s (MIA2G) specificity to reduce incorrectly elevated results; and

(2) OvaWatch, an LDT intended to assist in the initial clinical assessment of malignancy risk in all women thought to have an indeterminate or benign adnexal mass.

Our products are distributed through our own national sales force, including field sales, inside sales and a contracted sales team, through our proprietary decentralized testing platform and cloud service, marketed as Aspira Synergy, and through marketing and distribution agreements with BioReference Health, LLC and ARUP Laboratories.

Our Ova1 test received FDA de novo classification in September 2009. Ova1 comprises instruments, assays, reagents, and the OvaCalc software, which includes a proprietary algorithm that produces a risk score. Our Overa test, which includes an updated version of OvaCalc, received FDA 510(k) clearance in March 2016. Ova1, Overa and OvaWatch each use the Roche Cobas 4000, 6000 and 8000 platforms for analysis of proteins. Revenue from these sources is included in the results of operations in total revenue for the three months ended March 31, 2024.

In 2021, we began entering into decentralized arrangements with large healthcare networks and physician practices for our Aspira Synergy platform, our decentralized testing platform and cloud service for decentralized global access of protein biomarker testing. Ova1, Overa, and the Ova1Plus workflow continue to be available through the Aspira Synergy platform. As of March 31, 2024, we had one active Aspira Synergy contract.

OvaWatch has been developed and is validated for use in Aspira’s CLIA-certified lab as a non-invasive blood-based risk assessment test for use in conjunction with clinical assessment and imaging to determine ovarian cancer risk for patients with an adnexal mass whose adnexal mass has been determined by an initial clinical assessment as indeterminate or benign. The commercialization plan for OvaWatch has two phases. Phase I, which was launched during the fourth quarter of 2022, is a single use, point-in-time risk assessment test, and Phase II, which was launched during the second quarter of 2024 allows for longitudinal testing. We believe OvaWatch has the potential to significantly expand the addressable market compared to the Ova1Plus workflow.

Outside of the United States, we have sponsored studies in both the Philippines and Israel, which were intended to validate Overa and Ova1 in specific populations. In February 2024, we signed an exclusive license agreement with Hi-Precision Laboratories in the Philippines.

We own and operate Aspira Labs, based in Austin, Texas, a Clinical Chemistry and Endocrinology Laboratory accredited by the College of American Pathologists, which specializes in applying biomarker-based technologies to address critical needs in the management of gynecologic cancers and disease. Aspira Labs provides expert diagnostic services using a state-of-the-art biomarker-based risk assessment to aid in clinical decision making and to advance personalized treatment plans. The lab currently performs our Ova1Plus workflow and OvaWatch testing, and we plan to expand the testing to other gynecologic conditions with high unmet need. Aspira’s Labs holds a CLIA Certificate of Accreditation and a state laboratory license in California, Maryland, New York, Pennsylvania and Rhode Island. The Centers for Medicare & Medicaid Services (“CMS”) issued a supplier number to Aspira Labs in 2015. Aspira Labs also holds a current ISO 13485 certification which is the most accepted standard worldwide for medical devices.

In the United States, revenue for diagnostic tests comes from several sources, including third-party payers such as insurance companies, government healthcare programs, such as Medicare and Medicaid, client bill accounts and patients. Novitas Solutions, a Medicare Administrative Carrier, covers and reimburses for Ova1 tests performed in certain states, including Texas. Due to our billed Ova1 tests being performed exclusively at Aspira Labs in Texas, the Local Coverage Determination (“LCD”) from Novitas Solutions essentially provides national coverage for patients enrolled in Medicare as well as Medicare Advantage health plans. We have applied for an LCD for OvaWatch, which is currently under review.

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

Product Pipeline

We aim to introduce new gynecologic diagnostic products and to expand our product offerings to additional women’s gynecologic health diseases by adding additional gynecologic bio-analytic solutions involving biomarkers, genetics, clinical risk factors and patient data to aid diagnosis and risk stratification. Future product expansions will be accelerated by the development of lab developed testing in a CLIA environment, relationships with strategic research and development partners, and access to specimens in our biobank.

•
OvaWatch is the only commercially available blood test to assess the risk of ovarian cancer in women diagnosed with an adnexal mass considered indeterminate or benign by initial clinical assessment. In January 2023, we published a manuscript entitled: “Validation of deep neural network-based algorithm supporting the clinical management of adnexal mass,” in Frontiers in Medicine, a peer-reviewed journal to support the clinical adoption of OvaWatch as a single-use test. We collected additional clinical data to support the utility of OvaWatch to aid in surgical referral and as a longitudinal monitoring test. Two manuscripts were published in peer review journals in May 2024. OvaWatch was commercially launched as a longitudinal monitoring tool in the second quarter of 2024.
•
OvaMDx is a multi-marker test that combines serum proteins, clinical data (metadata) and miRNA for assessing the risk of ovarian cancer in women with an adnexal mass. The test is being developed in collaboration with Harvard’s Dana-Farber Cancer Institute, Brigham & Women’s Hospital, and Medical University of Lodz. We are currently in the process of completing final test design, including conducting verification experiments to transfer the test to the FDA approved PCR system.

The miRNAs used in the OvaMDx test were the subject of a 2017 paper, “Diagnostic potential for a serum miRNA neural network for detection of ovarian cancer” published in the peer-reviewed journal Cancer Biology. In October 2023, a poster entitled “Improving the diagnostic accuracy of an ovarian cancer triage test using a joint miRNA-protein model,” was presented at the AACR Special Conference in Cancer Research: Ovarian Cancer by senior author, Dr. Kevin Elias M.D., Director, Gynecologic Oncology Laboratory at Brigham and Women’s Hospital and Assistant Professor of Obstetrics, Gynecology and Reproductive Biology at Harvard Medical School. The poster highlighted data from a study that combined serum protein and patient clinical information (metadata) from Aspira’s ovarian cancer registry studies with miRNA determined by the Elias laboratory. The data showed using miRNA in combination with serum proteins, and provided superior performance over existing ovarian cancer risk assessment blood tests.

•
EndoCheck is the first protein biomarker test designed to identify ovarian endometriomas, one of the most common forms of endometriosis. We have confirmed the algorithm with three independent cohorts, achieving preliminary performance that supports its use to aid the detection and treatment of endometrioma. Data related to the performance of EndoCheck was presented at the 71st Annual Scientific Meeting for the Society for Reproductive Investigation (SRI) in Vancouver, Canada in March 2024. We are currently evaluating the potential commercial application and appropriate launch timeline for EndoCheck.
•
EndoMDx is a multi-marker test that combines serum proteins, clinical data (metadata) and miRNA for the identification of endometriosis. The test is being developed in collaboration with a consortium of academic and clinical partners led by Dana Farber Cancer Institute. We are currently in the process of completing final test design, including conducting verification experiments to transfer the test to an FDA approved PCR system, which is expected to be completed by mid-2024.

Recent Developments

Business Updates

On August 8, 2022, we entered into a sponsored research agreement with DFCI, BWH, and Medical University of Lodz (the “Dana-Farber, Brigham, Lodz Research Agreement”) for the generation of a multi-omic, non-invasive diagnostic aid to identify endometriosis based on circulating microRNAs and proteins. Under the Dana-Farber, Brigham, Lodz Research Agreement, payments of approximately $1,252,000 have or will become due from us to the counterparties upon the successful completion of deliverables as defined in the agreement as follows: 68% was paid in 2022, 15% was paid in 2023, and the remaining 17% will become payable upon completion of certain deliverables estimated to occur in the first half of 2024. During the three months ended March 31, 2024, approximately $34,000 has been recorded as research and development expense in the unaudited condensed consolidated statement of operations for the project. During the three months ended March 31, 2023, approximately $23,000, was recorded as research and development expense in the unaudited condensed consolidated financial statement of operations for the project. From the inception of the agreement through March 31, 2024, research and development expenses in the cumulative amount of $1,117,000 have been recorded.

On March 20, 2023, we entered into a licensing agreement (“Dana-Farber, Brigham, Lodz License Agreement”) with DFCI, BWH, and Medical University of Lodz under which the Company will license certain of our intellectual property to be used in our OvaSuite product portfolio. Under the Dana-Farber, Brigham, Lodz License Agreement, we paid an initial license fee of $75,000 and then will pay a license maintenance fee of $50,000 on each anniversary of the date of the Dana-Farber, Brigham, Lodz License Agreement. The Dana-Farber, Brigham, Lodz License Agreement also requires non-refundable royalty payments of up to $1,350,000 based on certain regulatory approvals and commercialization milestones and further royalty payments based on the net sales of our products included under the Dana-Farber, Brigham, Lodz License Agreement. No milestones have been reached as of March 31, 2024.

We prepared an application for a Proprietary Laboratory Analyses (“PLA Code”) with the American Medical Association for OvaWatch to distinguish it from Ova1Plus with the expectation that Novitas and other payers will apply the Ova1Plus Centers for Medicare & Medicaid Services fee to OvaWatch, ensuring consistent coverage and pricing for both Ova products. In December 2022, we received the approval of PLA Code for OvaWatch from the American Medical Association. Since we began billing OvaWatch with the PLA Code on April 1, 2023, our reimbursement has been consistent with historical Ova1Plus experience, resulting in the OvaWatch average unit price (“AUP”) of $338.

On May 7, 2024, we announced the publication of two peer-reviewed manuscripts. The first manuscript, entitled “Ovarian Cancer Surgical Consideration is Markedly Improved by the Neural Network Powered-MIA3G Multivariate Index Assay” was published in the peer-reviewed journal Frontiers of Medicine on May 2, 2024. The findings of this study demonstrate that use of OvaWatch to stratify risk in patients with an adnexal mass might help to reduce surgical backlogs and unnecessary surgical referrals. The second manuscript, entitled “Neural Network-derived Multivariate Index Assay Demonstrates Effective Clinical Performance in Longitudinal Monitoring of Ovarian Cancer Risk” was published in the journal Gynecologic Oncology on May 3, 2024. The findings of this study demonstrate that OvaWatch could be an effective tool for the monitoring of ovarian cancer risk over time in women with indeterminate or low risk adnexal masses. Based on common practice for adnexal mass management and consistent with the study, OvaWatch can be drawn by the provider every three to six months for active surveillance of an adnexal mass.

Critical Accounting Estimates

There have been no material changes to our critical accounting estimates described in our Annual Report on Form 10-K, filed with the SEC on April 1, 2024.

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

Results of Operations – Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

The selected summary financial and operating data of the Company for the three months ended March 31, 2024 and 2023 were as follows.

	Three Months Ended
	March 31,		Increase (Decrease)
(dollars in thousands)	2024	2023	Amount	%
Revenue:
Product	$2,153	$2,315	$(162)	(7)
Genetics	—	1	(1)	—
Total revenue	2,153	2,316	(163)	(7)
Cost of revenue:
Product	939	1,130	(191)	(17)
Total cost of revenue	939	1,130	(191)	(17)
Gross profit	1,214	1,186	28	2
Operating expenses:
Research and development	906	1,267	(361)	(28)
Sales and marketing	1,889	2,595	(706)	(27)
General and administrative	3,129	3,604	(475)	(13)
Total operating expenses	5,924	7,466	(1,542)	(21)
Loss from operations	(4,710)	(6,280)	1,570	(25)
Other income (expense), net:
Change in fair value of warrant liabilities	251	(24)	275	1,146
Interest (expense) income, net	(5)	26	(31)	119
Other expense, net	(165)	(300)	135	45
Total other income (expense), net	81	(298)	379	127
Net loss	$(4,629)	$(6,578)	$1,949	(30)

Product Revenue. Product revenue was $2,153,000 for the three months ended March 31, 2024, compared to $2,315,000 for the same period in 2023. Revenue for Aspira Labs is recognized when the Ova1, Overa, Ova1Plus or OvaWatch test is completed based on estimates of what we expect to ultimately realize. The 7% product revenue decrease is due to a decrease in OvaSuite test volume compared to the prior year.

The number of OvaSuite tests performed decreased 4.4% to 5,829 during the three months ended March 31, 2024, compared to 6,259 product tests for the same period in 2023. This decrease is a result of our revised commercial strategy and reduced full-time field sales headcount. We expect revenue to increase in the second quarter due to our investment in key salesforce hires and strategic product development during the first quarter of 2024.

The volume and AUP for the three months ended March 31, 2024 and 2023 were as follows.

	Three Months Ended
	March 31,
	2024	2023
Product Volume:
Ova1Plus	4,777	5,768
OvaWatch	1,052	491
Total OvaSuite	5,829	6,259

Average Unit Price (AUP):
Ova1Plus	$376	$390
OvaWatch	338	136
Total OvaSuite	$369	$370

Cost of Revenue – Product. Cost of product revenue was $939,000 for the three months ended March 31, 2024 compared to $1,130,000 for the same period in 2023, representing a decrease of $191,000, or 17%, due primarily to decreased consulting, postage and lab supply costs, resulting from the decrease in tests performed compared to the prior year.

Gross Profit Margin. Gross profit margin for product revenue increased to 56.4% for the three months ended March 31, 2024, compared to 51.2% for the same period in 2023.

Research and Development Expenses. Research and development expenses represent costs incurred to develop our technology and carry out clinical studies, and include personnel-related expenses, regulatory costs, reagents and supplies used in research and development laboratory work, infrastructure expenses, contract services and other outside costs. Research and development expenses for the three months ended March 31, 2024 decreased by $361,000, or 28%, compared to the same period in 2023. This decrease was primarily due to a decrease in personnel costs of $369,000. We expect research and development expenses to increase over the second quarter of 2024, as a result of our focus on the product pipeline.

Sales and Marketing Expenses. Our sales and marketing expenses consist primarily of personnel-related expenses, education and promotional expenses. These expenses include the costs of educating physicians and other healthcare professionals regarding our products. Sales and marketing expenses also include the costs of sponsoring continuing medical education, medical meeting participation, and dissemination of scientific and health economic publications. Sales and marketing expenses for the three months ended March 31, 2024 decreased by $706,000, or 27%, compared to the same period in 2023. This decrease was primarily due to decreased consulting costs of $376,000, personnel costs of $339,000 and travel costs of $148,000, offset by the addition of our contracted sales team. We expect sales and marketing expenses to modestly increase over the second quarter of 2024 as we continue to focus on the commercialization of OvaWatch.

General and Administrative Expenses. General and administrative expenses consist primarily of personnel-related expenses, professional fees and other costs, including legal, finance and accounting expenses and other infrastructure expenses. General and administrative expenses for the three months ended March 31, 2024 decreased by $475,000, or 13%, compared to the same period in 2023. This decrease was primarily due to a decrease in outside accounting expenses of $130,000 and consulting costs of $98,000. We expect general and administrative expenses to remain flat for the second quarter of 2024.

Change in fair value of Warrant liabilities. The fair values of the warrant liabilities as of March 31, 2024, and December 31, 2023 were $1,400,000 and $1,651,000, respectively, for a net decrease in fair value of $251,000. The decrease consisted of $490,000 due to the modification of certain warrants that were originally issued in 2022, offset by the change in warrant value due to the decrease in our stock price during the quarter. For the three months ended March 31, 2023 there was a net increase in fair value of $24,000.

Liquidity and Capital Resources

We plan to continue to expend resources selling and marketing OvaSuite and developing additional diagnostic tests and service capabilities.

We have incurred significant net losses and negative cash flows from operations since inception, and as a result have an accumulated deficit of approximately $522,932,000 as of March 31, 2024. We also expect to incur a net loss and negative cash flows from operations for the remainder of 2024. Working capital levels may not be sufficient to fund operations as currently planned through the next twelve months, absent a significant increase in revenue over historic revenue or additional financing. Given the above conditions, there is substantial doubt about our ability to continue as a going concern within one year after the date these consolidated interim financial statements are filed.

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

On February 10, 2023, we entered into a Controlled Equity Offering Sales Agreement with Cantor, as agent, pursuant to which we may offer and sell, from time to time, through Cantor, shares of our common stock, par value $0.001 per share, having an aggregate offering price of up to $12.5 million. In connection with the Direct Offering on July 24, 2023, we delivered written notice to Cantor on July 19, 2023 that it was suspending the prospectus supplement, dated February 10, 2023, related to our common stock issuable under the Cantor Sales Agreement. We will not make any sales of common stock pursuant to the Cantor Sales Agreement unless and until a new prospectus supplement is filed with the SEC. The Cantor Sales Agreement remains in full force and effect during the suspension.

On March 28, 2023, we entered into an agreement with Lincoln Park (the “LPC Purchase Agreement”), pursuant to which we have the right to sell to Lincoln Park shares of our common stock (the “Purchase Shares”), having an aggregate value of up to $10 million, subject to certain limitations and conditions, at our sole discretion during a 36-month period ending March 27, 2026.

The issuance of the Purchase Shares had been previously registered pursuant to our effective shelf registration statement on Form S-3 (File No. 333-252267) (the “Old Registration Statement”), and the related base prospectus included in the Registration Statement, as supplemented by a prospectus supplement filed on March 28, 2023, that has expired. On April 22, 2024, we filed a registration statement on Form S-3 (File No. 333-278867) (the “Registration Statement”), and the related base prospectus included in the Registration Statement, that has been declared effective by the SEC on April 25, 2024.

We sold 472,312 shares of Common Stock under the LPC Purchase Agreement for gross proceeds of approximately $1,578,000 under the Old Registration Statement. In addition, 47,733 shares of Common Stock were issued to Lincoln Park as consideration for entering into the LPC Purchase Agreement. As of April 25, 2024, up to $8,422,000 of shares of Common Stock could be sold to Lincoln Park under the LPC Purchase Agreement, subject to the terms of the LPC Purchase Agreement.

On April 26, 2024, we filed a prospectus supplement to the Registration Statement related to the sale of up to $3,200,000 shares of Common Stock pursuant to the LPC Purchase Agreement.

On July 24, 2023, we completed a direct offering (the “Direct Offering”) resulting in net proceeds of approximately $4,157,000, after deducting underwriting discounts and offering expenses of $597,000.

Under the terms of the July 24, 2023 follow-on equity offering, we agreed not to sell shares under the LPC Purchase Agreement for 90 days. On October 30, 2023, we resumed selling shares under the LPC Purchase Agreement. As of May 10, 2024, the Company has sold 100,408 shares for aggregate gross proceeds of approximately $300,000 subsequent to March 31, 2024.

On January 24, 2024, we entered into a securities purchase agreement (the “2024 Direct Offering Agreement”), with several investors relating to the issuance and sale of 1,371,000 shares of its common stock, par value $0.001 per share, and pre-funded warrants to purchase 200,000 shares of Common Stock (the “Pre-Funded Warrants”), in a registered direct offering, together with accompanying warrants to purchase 1,571,000 shares of Common Stock (the “Purchase Warrants”, and together with the Pre-Funded Warrants, the “Warrants”) in a concurrent private placement (the “Concurrent Private Offering” and together with the registered direct offering, the “2024 Direct Offering”). Our gross proceeds from the 2024 Direct Offering were approximately $5.6 million, before deducting placement agent fees and other estimated expenses of $694,000 payable by us.

The Pre-Funded Warrants were exercised on February 6, 2024 for $20.

The Purchase Warrants have an exercise price of $4.13 per share and will be exercisable beginning six months after issuance and will expire 5 years from the initial exercise date.

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

As mentioned, we have incurred significant net losses and negative cash flows from operations since inception, and we expect to continue to incur a net loss and negative cash flows from operations in 2023. At March 31, 2024 we had an accumulated deficit of $522,932,000 and stockholders’ deficit of $1,363,000. As of March 31, 2024, we had $3,413,000 of cash and cash equivalents (excluding restricted cash of $260,000), $5,293,000 of current liabilities, and working capital of $829,000. There can be no assurance that we will achieve or sustain profitability or positive cash flow from operations. While we expect to grow revenue through Aspira Labs, there is no assurance of our ability to generate substantial revenues and cash flows from Aspira Labs’ operations. We expect revenue from our products to be our only material, recurring source of cash in 2023.

Our future liquidity and capital requirements will depend upon many factors, including, among others:

•
resources devoted to sales, marketing and distribution capabilities;
•
the rate of OvaSuite product adoption by physicians and patients;
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

Net cash used in operating activities was $4,431,000 for the three months ended March 31, 2024, resulting primarily from the net loss reported of $4,629,000, which includes non-cash expenses in the amount of $382,000 related to changes in accounts payable, stock compensation expense of $362,000 and $55,000 related to changes in prepaid expense offset by changes in other liabilities of $254,000, $251,000 relating to a change in fair value of warrant fair value, changes in accounts receivable of $72,000 and changes in accrued liabilities of $66,000.

Net cash used in operating activities was $5,706,000 for the three months ended March 31, 2023, resulting primarily from the net loss reported of $6,578,000, which includes non-cash items in the amount of $582,000 related to changes in accrued liabilities, $396,000 related to stock compensation expense, changes in prepaid expense and other assets of $323,000 and $70,000 related to depreciation and amortization, offset by changes in accounts receivable of $309,000 and $216,000 relating to a change in other liabilities.

Net cash used in investing activities was $20,000 and $8,000 for the three months ended March 31, 2024 and 2023, respectively, which consisted of property and equipment purchases.

Net cash provided by financing activities was $5,269,000 for the three months ended March 31, 2024, stemming primarily from a registered direct offering resulting in net proceeds of $4,869,000, after deducting placement agent costs and other expenses of $694,000 and an equity line of credit offering of $400,000.

Net cash used in financing activities was $55,000 for the three months ended March 31, 2023, stemming primarily from the at the market offering resulting from gross proceeds of $162,000, transaction-related offering costs of $132,000, in addition to principal payments on the DECD loan.

Based on the available objective evidence, we believe it is more likely than not that net deferred tax assets will not be fully realizable. Accordingly, we have provided a full valuation allowance against our net deferred tax assets. Therefore, there was no deferred income tax expense or benefit for the period.

Our pre-2018 federal NOLs will expire in varying amounts from 2023 through 2037, if not utilized, and can offset 100% of future taxable income for regular tax purposes. Any federal NOLs arising after January 1, 2018, can generally be carried forward indefinitely but such federal NOL carryforwards are permitted to be used in any taxable year to offset up to 80% of taxable income in such year. Portions of our state NOLs will expire in varying amounts from 2023 through 2037 if not utilized. Our ability to use our NOLs during this period will be dependent on our ability to generate taxable income, and the portions of our NOLs could expire before we generate sufficient taxable income.

Our ability to use our net operating loss and credit carryforwards to offset future taxable income is restricted due to ownership change limitations that have occurred in the past, as required by Section 382 of the Internal Revenue Code of 1986, as amended (“Section 382”), as well as similar state provisions. Net operating losses which are limited from offsetting any future taxable income under Section 382 are not included in the gross deferred tax assets. Due to the existence of a valuation allowance, it is not expected that such limitations, if any, will have an impact on our results of operations or financial position.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our senior management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2024. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2024, our disclosure controls and procedures were not effective. This was due to two material weaknesses in the internal control over financial reporting that were identified as of December 31, 2023 and disclosed in our 2023 Annual Report Form 10-K related to multiple deficiencies and a lack of timely operation of certain internal controls over financial reporting and disclosure that continue to exist as of March 31, 2024.

Material Weaknesses

As previously reported, we identified material weaknesses related to:

•
the operation of internal controls related to information technology general controls (“ITGCs”) that are used to process and record certain revenue and expense transactions and support our financial reporting processes. The internal control around ITGCs resulted in the lack of certain internal controls over these IT systems and over data and reports accumulated in such IT systems; and
•
the design and implementation of our control activities over our revenue process. We did not adequately design controls to validate the delivery of the lab results to ordering physicians to ensure that revenue is being appropriately recognized.

Remediation Activities

In order to address the material weaknesses in internal control over financial reporting described above, management is performing, with direction from the audit committee, the following remediation activities:

•
Retained an internal controls specialist to complement the skills of the existing accounting and financial reporting staff, as well as implement key controls to improve business processes, including revenue and the IT environment.
•
Completed a preliminary process to identify all information technology applications that support the Company’s financial reporting processes and assess the risk of misstatement associated with each.
•
Planned a comprehensive review of the design and performance of internal controls related to information technology applications, including user access and program change controls.
•
Enhanced controls that require the assessment of service organization controls prior to implementation and on an annual basis.
•
Retained additional accounting and financial reporting resources during the year-end close to improve our ability to perform our disclosure controls and procedures on a timely basis, particularly for certain significant, non-routine or complex transactions.
•
Providing additional training and continuing education to accounting staff regarding SEC requirements and required disclosures under GAAP.
•
Enhanced the design of and implementation of controls around the rigor of the review process, and retention of sufficient appropriate evidence over the revenue process.

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

Changes in internal controls over financial reporting

As steps to remediate the material weaknesses discussed above, management has reviewed of the design and performance of internal controls related to information technology applications and enhanced the design of and implementation of controls around the rigor of its review and documentation process. Apart from these steps, there was no change in our internal control over financial reporting that occurred during the period ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the ordinary course of business, we may periodically become subject to legal proceedings and claims arising in connection with ongoing business activities. The results of litigation and claims cannot be predicted with certainty, and unfavorable resolutions are possible and could materially and adversely affect our results of operations, cash flows and financial position. In addition, regardless of the outcome, litigation could have an adverse impact on us because of defense costs, diversion of management resources and other factors. While the outcome of these proceedings and claims cannot be predicted with certainty, there are no matters, as of March 31, 2024, that, in the opinion of management, will have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 1A. RISK FACTORS

Except as set forth below, there have been no material changes to our risk factors from those disclosed under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on April 1, 2024 (the “2023 Annual Report”). The risks and uncertainties described in our 2023 Annual Report are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also materially adversely affect our business, financial condition or results of operations. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

We are currently offering and developing multiple tests as LDTs and intend to develop and perform LDTs at Aspira Labs in the future. FDA’s newly issued rule for LDTs, effective July 5, 2024, which will be phased in over a period of four years, will significantly change the regulatory landscape for LDTs. The final rule included a clause to grandfather in tests already in market on May 6, 2024, which applies to our current commercially available tests. The new rule may lead to additional compliance costs and may delay or prevent market entry for new or modified tests and may add a financial burden to us for future Aspira tests. There is a risk that the commercialization of these tests, and our results of operations and financial condition, will be negatively affected.

The FDA considers an LDT to be a test that is designed, developed, validated, and used within a single, CLIA-certified high complexity laboratory. The FDA has historically taken the position that it has the authority to regulate LDTs as in vitro diagnostic (“IVD”) medical devices under the FDC Act, but it has generally exercised enforcement discretion with regard to LDTs, meaning that most LDTs have not been subject to FDA oversight. On May 6, 2024, the FDA published a final rule amending the definition of an IVD device to include IVDs manufactured by a clinical laboratory.

The specific exception that applies to Aspira is the exception for currently marketed IVDs offered as LDTs that were first marketed prior to the date of the issuance of this rule, May 6, 2024. The FDA intends for this policy to apply to currently marketed IVDs offered as LDTs as long as they are not modified following the issuance of this final rule or are modified but only in certain limited ways that are described below:

1. change the indications for use of the IVD;

2. alter the operating principle of the IVD;

3. include significantly different technology in the IVD or;

4. adversely change the performance or safety specifications of the IVD.

The FDA intends to request that laboratories offering currently marketed IVDs offered as LDTs submit labeling to FDA as provided in §807.26(e). Labeling includes IVD performance information and a summary of supporting validation, as applicable. This information will help FDA more closely monitor currently marketed IVDs offered as LDTs and identify those that may lack analytical validity, clinical validity, or safety. As part of its review of labeling, the FDA also intends to look closely at claims of superior performance and whether those claims are adequately substantiated.

The final rule also announced the FDA’s intention to phase out its general enforcement discretion policy. Unless the rule is overturned by a court or Congress, the medical device requirements for most LDTs will be phased in beginning on May 6, 2025. These requirements include premarket authorization requirements (510(k) clearance, de novo classification, or premarket approval (“PMA”)) for each LDT performed by the laboratory, and postmarket registration and listing, medical device reporting, correction, removal, and recall, complaint handling, labeling, investigational device, and quality system requirements. Certain categories of LDTs will be subject to enforcement discretion with respect to some or all of these requirements. For example, FDA will apply enforcement discretion to currently marketed LDTs that were first offered prior to May 6, 2024, with respect to most quality system requirements and the requirement for premarket authorization if they are not modified or modified in only limited ways. Laboratories performing these tests are subject to other requirements, including the requirement to submit the labeling for the LDT to FDA for review. FDA will similarly exercise enforcement discretion with respect to premarket authorization for LDTs approved by the New York State Clinical Laboratory Evaluation Program (“NYS-CLEP”).

Compliance with these additional regulatory requirements will be time-consuming and expensive, potentially diverting resources from other aspects of our business, and will potentially affect the sales of our products and how customers use our products and will require reevaluation of our business model in order to maintain compliance with these laws. Moreover, failure to comply with these and other FDA regulations could result in legal actions, including fines and penalties.

If we are unable to comply with FDA requirements, or to do so within the timeframes specified by the FDA, we may be forced to stop selling our tests or be required to modify claims or make such other changes while we update our processes. For existing or future tests subject to FDA clearance, approval or de novo classification, our business, results of operations and financial condition will be negatively affected until such a review is completed and clearance, approval or de novo classification to market were obtained. There can be no assurance that any tests we develop will be cleared, approved or classified on a timely basis, if at all. Obtaining FDA clearance, approval or de novo classification for diagnostics can be expensive, time consuming and uncertain, and for higher-risk devices generally takes several years and requires detailed and comprehensive scientific and clinical data. Ongoing compliance with FDA regulations for those tests will increase the cost of conducting our business, significantly affect our operations, and could have a significant negative impact on our financial performance.

Legislative proposals addressing the FDA’s oversight of LDTs have been previously introduced. In June 2021, Congress introduced the VALID Act, which would have established a new risk-based regulatory framework for in vitro clinical tests (“IVCTs”), a category which would have included IVDs, LDTs, collection devices and instruments used with such tests. This legislation was not enacted during that session of Congress, but was reintroduced in 2023. FDA’s new LDT final rule may renew attention to VALID and may lead to the introduction of new proposals to limit the FDA’s regulatory authority.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed or incorporated by reference with this report as indicated below:

		Incorporated by Reference
Exhibit					Filing	Filed
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith
3.1	Fourth Amended and Restated Certificate of Incorporation of Vermillion, Inc. dated January 22, 2010	8-K	000-31617	3.1	January 25, 2010
3.2	Certificate of Amendment of Fourth Amended and Restated Certificate of Incorporation, effective June 19, 2014	10-Q	001-34810	3.2	August 14, 2014
3.3	Certificate of Amendment to Fourth Amended and Restated Certificate of Incorporation of Vermillion, Inc. dated June 11, 2020	8-K	001-34810	3.1	June 11, 2020
3.4	Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation, as amended February 6, 2023	8-K	001-34810	3.1	February 7, 2023
3.5	Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock	8-K	001-34810	4.1	April 17, 2018
3.6	Amended and Restated Bylaws of Aspira Women's Health Inc., effective February 23, 2022	8-K	001-34810	3.1	February 28, 2022
3.7	Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation, as amended May 11, 2023	8-K	001-34810	3.1	May 11, 2023
10.1*	Employment Agreement between Aspira Women's Health Inc. and Sandra Milligan effective April 1, 2024	8-K	001-34810	10.1	March 21, 2024
10.2*	First Amendment to Employment Agreement between Aspira Women's Health Inc. and Torsten Hombeck, dated March 20, 2024	8-K	001-34810	10.1	March 25, 2024
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					√
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					√
32.1**	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					√√
101.INS	Inline XBRL Instance Document - (the instant document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).					√
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents					√
104	Cover page formatted as Inline XBRL and contained in Exhibit 101					√

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

Aspira Women’s Health Inc.
Date: May 15, 2024	/s/ Nicole Sandford
Nicole Sandford Chief Executive Officer (Principal Executive Officer) and Director
Date: May 15, 2024	/s/ Torsten Hombeck
Torsten Hombeck Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)