Form 10-Q
period 2024-06-30
Aspira Women's Health Inc.
filed 2024-08-13
CIK 926617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 9, 2024, the registrant had 16,062,939 shares of common stock, par value $0.001 per share, outstanding.

ASPIRA WOMEN’S HEALTH INC.

FORM 10-Q

For the Quarter Ended June 30, 2024

The following are registered and unregistered trademarks and service marks of Aspira Women’s Health Inc.: VERMILLION SM, Aspira Women’s Health®, OVA1®, OVERA®, ASPiRA LABS ®, OvaCalc®, OVASUITESM, ASPiRA GenetiXSM, OVA1PLUS®, OVAWATCH®, EndoCheckSM, OVAInheritSM, Aspira Synergy®, OVA360SM, ASPIRA IVDSM, and YOUR HEALTH, OUR PASSION®.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Aspira Women’s Health Inc.

Condensed Consolidated Balance Sheets (unaudited)

(Amounts in Thousands, Except Share and Par Value Amounts)

	June 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$962	$2,597
Accounts receivable, net of reserves of $0 and $15, as of June 30, 2024 and December 31, 2023, respectively	1,445	1,459
Prepaid expenses and other current assets	618	997
Inventories	226	227
Total current assets	3,251	5,280
Property and equipment, net	120	165
Right-of-use assets	559	528
Restricted cash	-	258
Other assets	31	31
Total assets	$3,961	$6,262
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$1,943	$1,261
Accrued liabilities	2,856	2,863
Current portion of long-term debt	316	166
Short-term debt	166	670
Current maturities of lease liabilities	177	159
Total current liabilities	5,458	5,119
Non-current liabilities:
Long-term debt	1,264	1,430
Non-current maturities of lease liabilities	437	427
Warrant liabilities	511	1,651
Total liabilities	7,670	8,627
Commitments and contingencies (Note 4)
Stockholders’ deficit:
Common stock, par value $0.001 per share, 200,000,000 and 150,000,000 shares authorized at June 30, 2024 and December 31, 2023, respectively; 12,825,090 and 10,645,049 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	13	11
Additional paid-in capital	522,740	515,927
Accumulated deficit	(526,462)	(518,303)
Total stockholders’ deficit	(3,709)	(2,365)
Total liabilities and stockholders’ deficit	$3,961	$6,262

See accompanying notes to the unaudited condensed consolidated financial statements.

Aspira Women’s Health Inc.

Condensed Consolidated Statements of Operations (unaudited)

(Amounts in Thousands, Except Share and Per Share Amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenue:
Product	$2,423	$2,491	$4,576	$4,806
Genetics	-	-	-	1
Total revenue	2,423	2,491	4,576	4,807
Cost of revenue:
Product	1,002	941	1,941	2,071
Total cost of revenue	1,002	941	1,941	2,071
Gross profit	1,421	1,550	2,635	2,736
Operating expenses:
Research and development	952	693	1,858	1,960
Sales and marketing	2,137	1,772	4,026	4,367
General and administrative	2,725	3,406	5,854	7,010
Total operating expenses	5,814	5,871	11,738	13,337
Loss from operations	(4,393)	(4,321)	(9,103)	(10,601)
Other income (expense), net:
Change in fair value of warrant liabilities	889	992	1,140	968
Interest (expense) income, net	(10)	8	(15)	34
Forgiveness of DECD loan	-	1,000	-	1,000
Other expense, net	(16)	4	(181)	(296)
Total other income (expense), net	863	2,004	944	1,706
Net loss	$(3,530)	$(2,317)	$(8,159)	$(8,895)
Net loss per share - basic and diluted	$(0.28)	$(0.28)	$(0.67)	$(1.06)
Weighted average common shares used to compute basic and diluted net loss per common share	12,518,725	8,400,157	12,181,481	8,357,013

See accompanying notes to the unaudited condensed consolidated financial statements.

Aspira Women’s Health Inc.

Condensed Consolidated Statements of Changes in Stockholders’ (Deficit) Equity (unaudited)

(Amounts in Thousands, Except Share Amounts)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance at December 31, 2023	10,645,049	$11	$515,927	$(518,303)	$(2,365)
Net loss	-	-	-	(4,629)	(4,629)
Common stock issued under an equity line of credit agreement	111,369	-	400	-	400
Common stock issued under a registered direct offering, net of issuance costs	1,371,000	1	4,868	-	4,869
Warrant Exercise	200,000	-	-	-	-
Common stock issued for vested restricted stock awards	16,686	-	-	-	-
Stock-based compensation expense	-	-	362	-	362
Balance at March 31, 2024	12,344,104	12	521,557	(522,932)	(1,363)
Net loss	-	-	-	(3,530)	(3,530)
Issuance costs related to common stock issued under registered direct offering	-	-	(39)	-	(39)
Common stock issued under an equity line of credit agreement	475,986	1	1,100	-	1,101
Common stock issued for vested restricted stock awards	5,000	-	16	-	16
Stock-based compensation expense	-	-	106	-	106
Balance at June 30, 2024	12,825,090	$13	$522,740	$(526,462)	$(3,709)

Aspira Women’s Health Inc.

Condensed Consolidated Statements of Changes in Stockholders’ (Deficit) Equity (unaudited) (continued)

(Amounts in Thousands, Except Share Amounts)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance at December 31, 2022	8,306,326	$8	$508,584	$(501,613)	$6,979
Net loss	—	—	—	(6,578)	(6,578)
Common stock issued under an at the market offering agreement, net of issuance costs	23,217	—	30	—	30
Stock-based compensation expense	—	—	396	—	396
Balance at March 31, 2023	8,329,543	8	509,010	(508,191)	827
Net loss	—	—	—	(2,317)	(2,317)
Common stock issued under an at the market offering agreement, net of issuance costs	12,335	—	38	—	38
Common stock issued under an equity line of credit agreement, net of issuance costs	53,335	—	178	—	178
Common stock issued for entering into equity line of credit	47,733	—	258	—	258
Common stock issued for vested restricted stock awards	30,441	1	263	—	264
Stock-based compensation expense	—	—	224	—	224
Fractional shares adjustment related to reverse stock split	(24)	—	—	—	—
Balance at June 30, 2023	8,473,363	$9	$509,971	$(510,508)	$(528)

See accompanying notes to the unaudited condensed consolidated financial statements.

Aspira Women’s Health Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

(Amounts in Thousands)

	Six Months Ended
	June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(8,159)	$(8,895)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash lease expense	(3)	7
Depreciation and amortization	55	122
Stock-based compensation expense	484	884
Change in fair value of warrant liabilities	(1,140)	(968)
Loss on impairment and disposal of property and equipment	25	(3)
Forgiveness of DECD loan	-	(1,000)
Financing expense for entering into equity line of credit with Lincoln Park	-	258
Changes in operating assets and liabilities:
Accounts receivable	14	(393)
Prepaid expenses and other assets	379	899
Inventories	1	44
Accounts payable	682	191
Accrued liabilities	(7)	147
Other liabilities	(503)	(416)
Net cash used in operating activities	(8,172)	(9,123)
Cash flows from investing activities:
Purchase of property and equipment	(35)	(12)
Net cash used in investing activities	(35)	(12)
Cash flows from financing activities:
Principal repayment of DECD loan	(17)	(167)
Proceeds from at the market offering	-	202
Payment of issuance costs for at the market offering	-	(134)
Proceeds from equity line of credit	1,501	178
Proceeds from registered direct offering	5,563	—
Payment of issuance costs for registered direct offering	(733)	—
Net cash provided by financing activities	6,314	79
Net decrease in cash, cash equivalents and restricted cash	(1,893)	(9,056)
Cash, cash equivalents and restricted cash, beginning of the period	2,855	13,557
Cash, cash equivalents and restricted cash, end of the period	$962	$4,501
Reconciliation to Consolidated Balance Sheet:
Cash and cash equivalents	$962	$4,246
Restricted cash	-	255
Cash and cash equivalents, and restricted cash	$962	$4,501
Supplemental disclosure of cash flow information:
Cash paid for interest	$24	$33
Supplemental disclosure of noncash investing and financing activities:
Forgiveness of DECD loan	$-	$(1,000)
Commitment shares for equity line of credit	-	258
Increase in right-of-use assets	169	-

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

1.
ORGANIZATION, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

Organization

Aspira Women’s Health Inc. (“Aspira” and its wholly-owned subsidiaries are collectively referred to as the “Company”) is incorporated in the state of Delaware, and is engaged in the business of developing and commercializing diagnostic tests for gynecologic disease. The Company currently markets and sells the following products and related services:

(1) the Ova1Plus workflow, which uses Ova1 as the primary test and Overa as a reflex for Ova1 intermediate range results. Ova1 is a qualitative serum test intended as an aid to further assess the likelihood of malignancy in women with an ovarian adnexal mass for which surgery is planned when the physician’s independent clinical and radiological evaluation does not indicate malignancy. Overa is a second-generation biomarker test intended to maintain Ova1’s high sensitivity while improving specificity. The Ova1 workflow leverages the strengths of Ova1’s (MIA) sensitivity and Overa’s (MIAG2G) specificity to reduce incorrectly elevated results; and

(2) OvaWatch, a Laboratory Developed Test (“LDT”) intended in the initial and periodic clinical assessment of malignancy risk in all women thought to have an indeterminate or benign adnexal mass.

Collectively, these tests are referred to and marketed as OvaSuite.

For the six months ended June 30, 2024 and 2023, the Company’s product and related revenue was limited to the products described above, as well as residual revenue from Aspira GenetiX, which was discontinued in the third quarter of 2022. The Company’s products are distributed through its own national sales force, including field sales, inside sales and a contracted sales team, through its proprietary decentralized testing platform and cloud service marketed as Aspira Synergy, and through marketing and distribution agreements with BioReference Health, LLC and ARUP Laboratories.

Overa is currently not offered commercially except as a reflex test performed as part of the Ova1Plus workflow.

Going Concern and Liquidity

The Company has incurred significant net losses and negative cash flows from operations since inception, and as a result has an accumulated deficit of approximately $526,462,000 and working capital deficit of approximately ($2,207,000) as of June 30, 2024. For the six months ended June 30, 2024, the Company incurred a net loss of $8,159,000 and used cash in operations of $8,172,000. The Company had a balance in cash and cash equivalents of $962,000 as of June 30, 2024. The Company also expects to continue to incur a net loss and negative cash flows from operations for the remainder of 2024. In order to fund operations, meet its capital requirements or satisfy the anticipated obligations as they become due, the Company expects to take further action to protect its liquidity position, which include, but are not limited to:

•
Raising capital through equity or debt offerings either in the public markets or via private placement offering; to the extent that the Company raises additional funds by issuing equity securities, the Company’s stockholders may experience significant dilution. However, no assurance can be given that capital will be available on acceptable terms, or at all;
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

The Company also reviews its patient account population and determines an appropriate distribution of patient accounts by payer (i.e., Medicare, patient pay, other third-party payer, etc.) into portfolios with similar collection experience. The Company has elected this practical expedient that, when evaluated for collectability, results in a materially consistent revenue amount for such portfolios as if each patient account were evaluated on an individual contract basis. During the three and six months ended June 30, 2024, there were $4,000 and $6,000, respectively, of adjustments to estimates of variable consideration to derecognize revenue for services provided in a prior period. There were no impairment losses on accounts receivable recorded during the three and six months ended June 30, 2024.

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

The fair values of the Modified Warrants as of June 30, 2024 and December 31, 2023 were approximately $331,000 and $757,000, respectively. The fair values of the Unmodified Warrants as of June 30, 2024 and December 31, 2023 were approximately $180,000 and $894,000, respectively.

The fair value of the 2022 Warrants was estimated using Black-Scholes pricing model based on the following assumptions:

	June 30, 2024		December 31, 2023
	Unmodified Warrants	Modified Warrants
Dividend yield	—%	—%	—%
Volatility	106.5%	102.7%	105.1%
Risk-free interest rate	4.46%	4.32%	3.93%
Expected lives (years)	3.14	4.58	3.64
Weighted average fair value	$0.417	$0.902	$2.064

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

The carrying value of the Company’s insurance promissory note approximates fair value as of June 30, 2024 and December 31, 2023, due to the short-term nature of the insurance note and is classified as Level 2 within the fair value hierarchy.

The DECD loan is classified within Level 3 of the fair value hierarchy. The following table presents the carrying value and fair value of the DECD loan. The fair value of the DECD loan is estimated based on discounted cash flows using the prevailing market interest rates.

		June 30,		December 31,
		2024		2023
(in thousands)	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
DECD loan	Level 3	$1,586	$1,289	$1,604	$1,255

3.
PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets at June 30, 2024 and December 31, 2023 consist of the following:

	June 30,	December 31,
(in thousands)	2024	2023
Prepaid insurance	$274	$684
Software licenses	99	103
Subscriptions	61	26
Other	184	184
Total prepaid and other current assets	$618	$997

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

Long-term debt consisted of the following:

	June 30,	December 31,
	2024	2023
(in thousands)
DECD loan, net of issuance costs	$1,580	$1,596
Less: Current portion, net of issuance costs	(316)	(166)
Total long-term debt, net of issuance costs	$1,264	$1,430

As of June 30, 2024, the annual amounts of future minimum principal payments due under the Company’s contractual obligation are shown in the table below. Unamortized debt issuance costs for the DECD loan were $6,000 and $8,000 as of June 30, 2024 and December 31, 2023, respectively.

	Payments Due by Period
(in thousands)	Total	2024	2025	2026	2027	2028	Thereafter
DECD Loan	$1,586	$152	$335	$342	$215	$129	$413
Total	$1,586	$152	$335	$342	$215	$129	$413

Insurance Notes

During 2023, the Company entered into an insurance promissory note for the payment of insurance premiums at an interest rate of 7.79%, with an aggregate principal amount outstanding of approximately $166,000 and $670,000 as of June 30, 2024 and December 31, 2023, respectively. Interest paid for the promissory note was $6,000 and $12,000 for three and six months ended June 30, 2024. Interest paid for the promissory note was $6,000 and $12,000 for three and six months ended June 30, 2023. The amount outstanding in 2024 could be substantially offset by the cancellation of the related insurance coverage which is classified in prepaid insurance. This note is payable in nine monthly installments with a maturity date of October 1, 2024 and has no financial or operational covenants.

Operating Leases

The Company leases facilities to support its business. The Company’s principal facility, including the Clinical Laboratory Improvements Amendments of 1988 (“CLIA”) laboratory used by Aspira Labs, Inc., is located in Austin, Texas, and an administrative office is located in Shelton, Connecticut. The Company also had an administrative office in Palo Alto, California through May 31, 2024.

The expense associated with these operating leases for the three and six months ended June 30, 2024 and 2023 is shown in the table below (in thousands).

		Three Months Ended June 30,
Lease Cost	Classification	2024	2023
Operating rent expense
	Cost of revenue	$21	$24
	Research and development	14	18
	Sales and marketing	2	2
	General and administrative	18	34
Variable rent expense
	Cost of revenue	17	15
	Research and development	5	3
	Sales and marketing	2	2
	General and administrative	9	22

		Six Months Ended
Lease Cost	Classification	2024	2023
Operating rent expense
	Cost of revenue	$48	48
	Research and development	31	24
	Sales and marketing	3	4
	General and administrative	42	55
Variable rent expense
	Cost of revenue	$22	30
	Research and development	5	6
	Sales and marketing	4	4
	General and administrative	18	43

Based on the Company’s leases as of June 30, 2024, the table below sets forth the approximate future lease payments related to operating leases with initial terms of one year or more (in thousands).

Year	Payments
2024	$100
2025	229
2026	223
2027	84
2028	52
Total Operating Lease Payments	688
Less: Imputed Interest	(74)
Present Value of Lease Liabilities	614
Less: Operating Lease Liability, current portion	(177)
Operating Lease Liability, non-current portion	$437

Weighted-average lease term and discount rate were as follows.

	Six Months Ended June 30,
	2024	2023
Cash paid for amounts included in measurement of lease liabilities:
Operating cash outflows relating to operating leases	$185	$211
Weighted-average remaining lease term (in years)	3.2	2.5
Weighted-average discount rate	7.27%	8.71%

Non-cancellable Royalty Obligations

The Company is a party to an amended research collaboration agreement with The Johns Hopkins University School of Medicine under which the Company licenses certain of its intellectual property directed at the discovery and validation of biomarkers in human subjects, including but not limited to clinical application of biomarkers in the understanding, diagnosis and management of human disease. Under the terms of the amended research collaboration agreement, Aspira is required to pay the greater of 4% royalties on net sales of diagnostic tests using the assigned patents or annual minimum royalties of $57,500. Royalty expense for the three months ended June 30, 2024 and 2023 totaled $79,000 and $88,000, respectively. Royalty expense for the six months ended June 30, 2024 and 2023 totaled $151,000 and $178,000, respectively, and are recorded in cost of revenue in the unaudited condensed consolidated statements of operations.

Business Agreements

On August 8, 2022, the Company entered into a sponsored research agreement with Harvard’s Dana-Farber Cancer Institute, Brigham & Women’s Hospital, and Medical University of Lodz (the “Dana-Farber, Brigham, Lodz Research Agreement”), for the generation of a multi-omic, non-invasive diagnostic aid to identify endometriosis based on circulating microRNAs and proteins. The Dana-Farber, Brigham, Lodz Research Agreement requires payments to be made upon the achievement of certain milestones. Under the terms of and as further described in the Dana-Farber, Brigham, Lodz Research Agreement, payments of approximately $1,252,000 have or will become due from the Company to the counterparties upon successful completion of certain deliverables as follows: 68% was paid in 2022, 15% was paid in 2023, and the remaining 17% will become payable upon completion of certain deliverables estimated to occur in the second half of 2024. During three months ended June 30, 2024 and 2023, approximately $17,000 and

$24,000 has been recorded, respectively. During the six months ended June 30, 2024 and 2023, approximately $51,000 and $47,000 has been recorded, respectively, as research and development expense in the unaudited condensed consolidated financial statement of operations for the project. From the inception of the Dana-Farber, Brigham, Lodz Research Agreement through June 30, 2024, research and development expenses in the cumulative amount of $1,134,000 have been recorded.

On March 20, 2023, the Company entered into a licensing agreement (“Dana-Farber, Brigham, Lodz License Agreement”) with Harvard’s Dana-Farber Cancer Institute, Brigham & Women’s Hospital, and Medical University of Lodz under which the Company will license certain of its intellectual property to be used in the Company’s OvaSuite product portfolio. Under the Dana-Farber, Brigham, Lodz License Agreement, the Company paid an initial license fee of $75,000 and pays an annual license maintenance fee of $50,000 on each anniversary of the date of the Dana-Farber, Brigham, Lodz License Agreement. The Company recorded $25,000 in annual license maintenance fees during the six months ended June 30, 2024. The Dana-Farber, Brigham, Lodz License Agreement also requires non-refundable royalty payments of up to $1,350,000 based on certain regulatory approvals and commercialization milestones and further royalty payments based on the net sales of the Company’s products included under the Dana-Farber, Brigham, Lodz License Agreement. No milestones have been reached as of June 30, 2024.

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

5.
ACCRUED LIABILITIES

The following table describes the principal components of accrued liabilities on the Company’s unaudited condensed consolidated balance sheet as of June 30, 2024 and December 31, 2023.

	June 30,	December 31,
(in thousands)	2024	2023
Payroll and benefits related expenses	$1,547	$1,189
Collaboration and research agreements expenses	192	217
Professional services	545	951
Other accrued liabilities	572	506
Total accrued liabilities	$2,856	$2,863

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

Pursuant to the 2024 Direct Offering Agreement, the Company issued 1,368,600 shares of common stock to certain investors at an offering price of $3.50 per share, and 2,400 shares of common stock to its Chief Executive Officer, Nicole Sandford, at an offering price of $4.255 per share, which was the consolidated closing bid price of the Company’s common stock on The Nasdaq Capital Market on January 24, 2024 of $4.13 per share plus $0.125 per Purchase Warrant. The purchase price of each Pre-Funded Warrant is equal to the combined purchase price at which a share of Common Stock and the accompanying Purchase Warrant is sold in this 2024 Direct Offering, minus $0.0001. The gross proceeds to the Company from the 2024 Direct Offering were approximately $5,563,000, before deducting placement agent fees and other estimated expenses of $733,000 payable by the Company. The 2024 Direct Offering closed on January 26, 2024.

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

The Company engaged AGP to act as sole placement agent in the 2024 Direct Offering. The Company paid the placement agent a cash fee equal to 7.0% of the aggregate gross proceeds generated from the 2024 Direct Offering, except that, with respect to proceeds raised in this 2024 Direct Offering from certain designated persons, AGP’s cash fee is reduced to 3.5% of such proceeds, and to reimburse certain fees and expenses of the placement agent in connection with the 2024 Direct Offering. The Company also reimbursed the placement agent for its accountable offering-related legal expenses of $75,000 and a non-accountable expense allowance of $30,000. Costs related to the 2024 Direct Offering were recorded as an offset to additional paid-in capital on the Company's balance sheet as of June 30, 2024.

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

Effective upon the closing of the 2024 Direct Offering, the Company also amended certain existing warrants (the “2022 Warrants”), see Note 7 in our Annual Report on Form 10-K for the fiscal year-ended December 31, 2023, to purchase up to an aggregate of 366,664 shares at an exercise price of $13.20 per share and a termination date of August 25, 2027, so that the amended 2022 Warrants have a reduced exercise price of $4.13 per share and a new termination date of January 26, 2029. The other terms of the amended 2022 Warrants remain unchanged. The Company performed an analysis of the fair value of the 2022 Warrants immediately before and after the modification and the increase in fair value of the 2022 Warrants of $490,000 was recorded as a change in fair value of warrant liabilities in the unaudited condensed statement of operations.

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

In connection with the Direct Offering on July 24, 2023, the Company delivered written notice to Cantor on July 19, 2023 that it was suspending the prospectus supplement, dated February 10, 2023, related to the Company’s common stock issuable under the Cantor Sales Agreement. The Company will not make any sales of common stock pursuant to the Cantor Sales Agreement unless and until a new prospectus supplement is filed with the SEC. The Cantor Sales Agreement was terminated in August 2024.

During the six months ended June 30, 2024, the Company sold 0 Placement Shares and recorded no transaction related offering costs. Over the life of the Cantor Sales Agreement, the Company sold 35,552 shares of the Placement Shares for gross proceeds of approximately $211,000. The Company has recorded $134,000 as an offset to additional paid-in capital representing transaction-related offering costs of the Placement Shares over the life of the Cantor Sales Agreement.

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

During the three and six months ended June 30, 2024, the Company sold 475,986 and 587,355 shares, respectively, under the LPC Purchase Agreement for gross proceeds of approximately $1,100,000 and $1,500,000, respectively. Over the life of the LPC Purchase Agreement through June 30, 2024, the Company sold 948,298 shares for gross proceeds of approximately $2,678,000. The Company incurred approximately $326,000 of costs related to the execution of the LPC Purchase Agreement, all of which are reflected in the unaudited condensed consolidated financial statements. Of the total costs incurred, approximately $258,000 was paid in common stock to Lincoln Park for a commitment fee and $30,000 was accrued for Lincoln Park expenses. These transaction costs were included in other expense in the statement of operations for the year ended December 31, 2023. Approximately $38,000 was incurred for legal fees during the year ended December 31, 2023, and were included in general and administrative expenses on the statement of operations. During the six months ended June 30, 2024 and 2023, the Company paid legal fees of $249,000 and $38,000, respectively.

Subsequent to June 30, 2024 and through August 9, 2024, the Company sold 362,219 shares under the LPC Purchase Agreement for gross proceeds of approximately $400,000. As of August 9, 2024, the remaining availability under the LPC Purchase Agreement was $1,700,000 of shares of Common Stock that can be sold to Lincoln Park under the LPC Purchase Agreement, subject to the terms of the LPC Purchase Agreement.

2010 Stock Incentive Plan

The Company’s employees, directors, and consultants were eligible to receive awards under the Vermillion, Inc. Second Amended and Restated 2010 Stock Incentive Plan (the “2010 Plan”), which was replaced by the 2019 Plan (as defined below) with respect to future equity grants. As of June 30, 2024, there were no shares of the Company’s common stock available for future grants under the 2010 Plan.

The following table summarizes stock option activity for the 2010 Plan during the six months ended June 30, 2024.

Options outstanding at December 31, 2023	245,154
Options forfeited or expired	(33,965)
Options outstanding at June 30, 2024	211,189

The weighted average exercise price of outstanding options under the 2010 Plan as of June 30, 2024 was $24.05 and the weighted average remaining life was 0.45 years.

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

Subject to the terms and conditions of the 2019 Plan, the initial number of shares authorized for grants under the 2019 Plan is 699,485. On May 9, 2023, the Company’s stockholders approved an increase of 333,333 shares to the number of shares available for issuance under the 2019 Plan. On May 13, 2024, the Company’s stockholders approved an increase of 1,000,000 shares in the number of shares available for issuance under the 2019 Plan for a total of 2,032,818 shares. To the extent an equity award granted under the 2019 Plan expires or otherwise terminates without having been exercised or paid in full, or is settled in cash, the shares of common stock subject to such award will become available for future grant under the 2019 Plan. As of June 30, 2024, 694,269 shares of Aspira common stock were subject to outstanding stock options, and 25,277 shares of Aspira common stock were subject to unreleased restricted stock awards and a total of 998,860 shares of Aspira common stock were reserved for future issuance under the 2019 Plan.

The following table summarizes stock option activity for the 2019 Plan during the six months ended June 30, 2024.

Options outstanding at December 31, 2023	514,768
Options granted	321,874
Options forfeited or expired	(142,373)
Options outstanding at June 30, 2024	694,269

The weighted average exercise price of outstanding options as of June 30, 2024 under the 2019 Plan was $10.26 and the weighted average remaining life was 7.48 years.

The following table summarizes RSU activity for the 2019 Plan during the six months ended June 30, 2024.

RSUs outstanding at December 31, 2023	59,463
RSUs granted	7,500
RSUs vested and issued	(21,686)
RSUs forfeited or expired	(20,000)
RSUs vested and unissued at June 30, 2024	25,277

Stock-Based Compensation

During the six months ended June 30, 2024, the Company granted option awards under the 2019 Plan with a weighted average grant date fair value of $2.79, and a weighted average exercise price of $3.65.

Assumptions included in the fair value per share calculations during the six months ended June 30, 2024 were (i) expected terms of two to three years, (ii) two- to three-year treasury interest rates of 4.33% to 4.96% and (iii) market close prices ranging from $2.10 to $4.87. The Company recorded $14,000 in forfeitures for the six months ended June 30, 2024.

The allocation of non-cash stock-based compensation expense by functional area for the three and six months ended June 30, 2024 and 2023 was as follows.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2024	2023	2024	2023
Cost of revenue	$8	$2	$26	$19
Research and development	$24	$56	90	$159
Sales and marketing	$19	$139	44	$124
General and administrative	$71	$291	324	$582
Total	$122	$488	$484	$884

As of June 30, 2024, total unrecognized compensation cost related to unvested stock option awards was approximately $570,000, and the related weighted average period over which it is expected to be recognized was 2.02 years. As of June 30, 2024, there was $0 in unrecognized compensation costs related to restricted stock units, and the related weighted average period over which it is expected to be recognized is 0 years.

7.
LOSS PER SHARE

The Company calculates basic loss per share using the weighted average number of shares of Aspira common stock outstanding during the period. The Company considers 2022 Warrants to be participating securities, because holders of such instruments participate in the event a dividend is paid on common stock. The holders of the 2022 Warrants do not have a contractual obligation to share in the Company’s losses. As such, losses are attributed entirely to common stockholders and for periods in which the Company has reported a net loss, diluted loss per common share is the same as basic loss per common share. Because the Company is in a net loss position, diluted loss per share is calculated using the weighted average number of shares of Aspira common stock outstanding and excludes the anti-dilutive effects of 3,239,038 potential shares of Aspira common stock for the three and six months ended June 30, 2024 and 1,583,982 potential shares of Aspira common stock for the three and six months ended June 30, 2023, inclusive of 2,370,985 and 799,985 shares of Aspira common stock issuable upon the exercise of the warrants outstanding as of June 30, 2024 and 2023, respectively. Potential shares of Aspira common stock and warrants include incremental shares of Aspira common stock issuable upon the exercise of stock options and warrants and the vesting of unvested restricted stock units.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Numerator:
Net Loss	$(3,530)	$(2,317)	$(8,159)	$(8,895)
Denominator:
Shares used in computing net loss per share, basic and diluted	12,518,725	8,400,157	12,181,481	8,357,013
Net loss per share, basic and diluted	$(0.28)	$(0.28)	$(0.67)	$(1.06)

8. SUBSEQUENT EVENTS

On July 1, 2024, the Company entered into a securities purchase agreement with certain investors in a private placement (the “2024 Private Placement”). Pursuant to the 2024 Private Placement, the Company issued an aggregate of 1,248,529 shares of its common stock and accompanying warrants (the “July 2024 Warrants”) to purchase an equal number of shares of common stock at a price of $1.53 per share and accompanying warrant. The July 2024 Warrants have an exercise price of $2.25 per share and are exercisable until their expiration on the third anniversary of the issuance date. The gross proceeds to the Company from the 2024 Private Placement were approximately $1.9 million, before deducting estimated expenses of $73,000 payable by the Company.

On July 1, 2024, the Company received a deficiency letter from the Listing Qualifications Department of the Nasdaq Stock Market notifying the Company that, for the 30 consecutive business days prior to the date of the deficiency letter, the Company’s Market Value of Listed Securities was below the minimum of $35 million requirement for continued inclusion on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(b)(2) (the “MVLS Requirement”). In accordance with Nasdaq Listing Rule 5810(c)(3)(C), Nasdaq has provided the Company with 180 calendar days, or until December 30, 2024, to regain compliance with the MVLS Requirement. There is no assurance that the Company will be able to regain compliance by the December 30, 2024 deadline, and there is no assurance that the Company will otherwise maintain compliance with this or any of the other Nasdaq continued listing requirements.

On July 31, 2024, the Company entered into a warrant inducement agreement (the “Inducement Agreement”) with a certain holder (the “Holder”) of (i) a warrant to purchase 311,111 shares of common stock of the Company (the “Common Stock”) dated August 22, 2022 (the “August 2022 Warrant”) and (ii) a warrant to purchase 1,400,000 shares of Common Stock dated January 26, 2024 (the “January 2024 Warrant”), pursuant to which the Holder agreed to exercise in cash the warrants held at a reduced exercise price of $1.25 per share (reduced from $4.13 per share for the August 2022 Warrant and $4.13 for the January 2024 Warrant). The transaction resulted in gross proceeds of approximately $2.1 million, before deducting estimated expenses of $200,000.

As an inducement to such exercise, we agreed to issue to the Holder new Common Stock warrants (collectively, the “New Warrants”), to purchase up to 2,566,667 shares of Common Stock. The New Warrants were exercisable immediately after issuance and will expire 5 years from the initial exercise date.

On August 2, 2024, the Company entered into an agreement with H.C. Wainwright in connection with an At the Market offering agreement (the “ATM Agreement”) to sell shares of its common stock, having an aggregate sales price of up to $4,450,000, from time to time, through an “at the market offering” program under which H.C. Wainwright will act as sales agent. The Company will pay Wainwright a commission rate equal to 3.0% of the aggregate gross proceeds from each sale of shares under the ATM Agreement. The Company will also reimburse H.C. Wainwright for certain specified expenses in connection with entering into the ATM Agreement.

On August 12, 2024, the Company entered into a second amendment (the “Sandford Amendment”) to its employment agreement with Nicole Sandford, the Company's Chief Executive Officer. The Sandford Amendment is effective as of September 1, 2024. Pursuant to the terms of the Sandford Amendment, Ms. Sandford's annual base salary was decreased from $500,000 to $400,000 and she will be eligible for a cash bonus of up to $375,000 for the achievement of goals defined by the Company's board of directors.

The Company will also grant Ms. Sandford a restricted stock unit award with an grant date fair value of $25,000 on September 1, 2024 (not to exceed 25,000 shares) and will vest in full on December 31, 2024.

On August 12, 2024, the Company entered into an amendment (the “Milligan Amendment”) to its employment agreement with Sandra Milligan, M.D., J.D., the Company's President. The Milligan Amendment is effective as of September 1, 2024. Pursuant to the terms of the Milligan Amendment, Dr. Milligan's annual base salary was decreased from $400,000 to $320,000 and she will be eligible for a cash bonus of up to $200,000, prorated for partial years for the achievement of goals defined by the Company's board of directors.

The Company will also grant Dr. Milligan a restricted stock unit award with an grant date fair value of $20,000 on September 1, 2024 (not to exceed 20,000 shares) and will vest in full on December 31, 2024.

Effective as of August 15, 2024, the Company signed a consulting agreement with John Kallassy (the “Consulting Agreement”). On August 12, 2024, the Company's board of directors appointed Mr. Kallassy as its Interim Chief Financial Officer. Under the Consulting Agreement, Mr. Kallassy will act as the Company's Chief Financial Officer and will receive a monthly retainer of $12,500 and he will be eligible for a 50% cash bonus at the discretion of management and the compensation committee based on the achievement of established performance goals. Mr. Kallassy is also eligible for a stock option grant of 25,000 shares. The option will vest monthly over 6 months.

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

During 2023, we conducted a comprehensive review of our commercial programs to identify people, processes, and technology enhancements and to refine our product messaging for greater impact and reach. As a result of the findings of that review, we implemented a revised commercial strategy (the “Commercial Refresh”) in the second half of 2023. In the first quarter of 2024, we completed the successful implementation of the Commercial Refresh and expect to leverage these enhancements as we continue to focus on growth through the improved profitability, efficiency, and effectiveness of the sales and marketing teams.

The average number of field sales representatives during the six months ended June 30, 2024 was 16, compared with 21 representatives in the six months ended June 30, 2023. The average OvaSuite volume per field sales representative increased from 598 tests per representative in the six months ended June 30, 2023 to 769 tests per representative in the six months ended June 30, 2024, a 28.6% increase.

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

In ovarian cancer, we have developed clinical data to support the repeated use of our OvaWatch test for the monitoring of an adnexal mass. In the second quarter of 2024, we expanded the features of our commercially available OvaWatch test for monitoring of adnexal masses through periodic testing at physician prescribed intervals, marking the successful completion of the vision for OvaSuite. The successful expansion of the OvaWatch mass monitoring feature this quarter resulted in a tenfold increase the market for our tests when compared to the addressable market for Ova1Plus of approximately 200,000 to 400,000 based on patients identified for surgery. As a result, we believe the addressable market for our tests to have increased to between 2 and 4 million tests per year.

Our OvaMDx development program continues to progress. OvaMDx is a multi-marker test that combines serum proteins, clinical data (metadata) and miRNA for assessing the risk of ovarian cancer in women with an adnexal mass.

In endometriosis, we are developing and intend to introduce a new noninvasive test to aid in the diagnosis of this debilitating disease that impacts millions of women worldwide. We completed the design of EndoCheck, a protein-based non-invasive blood test to aid the detection of endometrioma, one of the most common forms of endometriosis. The algorithm was confirmed with three independent cohorts and is an important input for our EndoMDx program focused on developing a multi-marker test that combines serum proteins, clinical data (metadata) and miRNA for the identification of endometriosis.

Our endometriosis portfolio addresses an even larger addressable market. According to the U.S. Department of Health and Human Services, endometriosis affects more than 6.5 million women in the United States. We believe the proliferation of commercially available and in-development therapeutics for the treatment of endometriosis will create a significant demand for a non-invasive diagnostic.

Operational Excellence. During the six months ended June 30, 2024, we decreased our operating expenses by $1.6 million, when compared with the six months ended June 30, 2023. We have continued our history of opportunistically raising capital. We raised gross proceeds of $5.6 million in January 2024 in a follow-on offering. We also raised gross proceeds of approximately $1.9 million in a private placement and gross proceeds of approximately $2.1 million in a warrant inducement transaction in July 2024.

In the second quarter of 2024, we completed a comprehensive analysis of our biobank and identified up to 70,000 serum, plasma, and whole blood samples that are available for secondary research. In July, two material transfer agreements were executed with third parties for an average selling price of approximately $500 per sample. We believe these purchases, while small, were an important step towards our goal to identify opportunities for non-dilutive cash through sample dispositions, and to establish a baseline market value for the purchased material.

Our Business and Products

We currently commercialize the following blood test products and related services:

(1) the Ova1Plus workflow, which uses Ova1 as the primary test and Overa as a reflex for Ova1 intermediate range results. Ova1 is a qualitative serum test intended as an aid to further assess the likelihood of malignancy in women with an ovarian adnexal mass for which surgery is planned when the physician’s independent clinical and radiological evaluation does not indicate malignancy. Overa is a second-generation biomarker test intended to maintain Ova1’s high sensitivity while improving specificity. The Ova1Plus workflow leverages the strengths of Ova1’s MIA sensitivity and Overa’s (MIA2G) specificity to increase performance; and

(2) OvaWatch, which is intended to assist in the initial and periodic clinical assessment of malignancy risk in all women thought to have an indeterminate or benign adnexal mass.

Our products are distributed through our own national sales force, including field sales, inside sales and a contracted sales team, through our proprietary decentralized testing platform and cloud service, marketed as Aspira Synergy, and through marketing and distribution agreements with BioReference Health, LLC and ARUP Laboratories.

Our Ova1 test received FDA de novo classification in September 2009. Ova1 comprises instruments, assays, reagents, and the OvaCalc software, which includes a proprietary algorithm that produces a risk score. Our Overa test, which includes an updated version of OvaCalc, received FDA 510(k) clearance in March 2016. Ova1, Overa and OvaWatch each use the Roche Cobas 4000, 6000 and 8000 platforms for analysis of proteins. Revenue from these sources is included in the results of operations in total revenue for the three and six months ended June 30, 2024.

In 2021, we began entering into decentralized arrangements with large healthcare networks and physician practices for our Aspira Synergy platform, our decentralized testing platform and cloud service for decentralized global access of protein biomarker testing. Ova1, Overa, and the Ova1Plus workflow continue to be available through the Aspira Synergy platform. As of June 30, 2024, we had one active Aspira Synergy contract.

OvaWatch has been developed and is validated for use in Aspira’s CLIA-certified lab as a non-invasive blood-based risk assessment test for use in conjunction with clinical assessment and imaging to determine ovarian cancer risk for patients with an adnexal mass whose adnexal mass has been determined by an initial clinical assessment as indeterminate or benign. OvaWatch is the only commercially available blood test available for initial and ongoing assessment of the risk of ovarian cancer in women diagnosed with an adnexal mass considered indeterminate or benign by a physician's preliminary clinical assessment.

We collected clinical data to support the utility of OvaWatch to aid in surgical referral and as a longitudinal monitoring test, resulting in two manuscripts that were published in peer review journals in May 2024. In addition, an abstract highlighting data evaluating the use of OvaWatch to assess ovarian cancer risk in pre and post-menopausal women was accepted for a poster presentation at the upcoming Annual Meeting of The Menopause Society in September 2024.

Outside of the United States, we have sponsored studies in both the Philippines and Israel, which were intended to validate Overa and Ova1 in specific populations. In February 2024, we signed an exclusive license agreement with Hi-Precision Laboratories in the Philippines. Final preparations for a commercial launch under the terms of this agreement are underway, with the test expected to be available to patients during 2024.

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

Product Pipeline

We aim to introduce new gynecologic diagnostic products and to expand our product offerings to additional women’s gynecologic health diseases by adding additional gynecologic bio-analytic solutions involving biomarkers, clinical risk factors and patient data to aid diagnosis and risk stratification. Future product expansions will be accelerated by the development of lab developed testing in a CLIA environment, relationships with strategic research and development partners, and access to specimens in our biobank.

•
OvaMDx is a multi-marker test that combines serum proteins, clinical data (metadata) and miRNA for assessing the risk of ovarian cancer in women with an adnexal mass. The test is being developed in collaboration with Harvard’s Dana-Farber Cancer Institute (providing clinical and trial design expertise), Brigham & Women’s Hospital (providing miRNA technical expertise), and Medical University of Lodz (providing miRNA biomarker and bioinformatics analytic support).

The miRNAs used in the OvaMDx test were the subject of a 2017 paper, “Diagnostic potential for a serum miRNA neural network for detection of ovarian cancer” published in the peer-reviewed journal Cancer Biology. In October 2023, a poster entitled “Improving the diagnostic accuracy of an ovarian cancer triage test using a joint miRNA-protein model,” was presented at the AACR Special Conference in Cancer Research: Ovarian Cancer by senior author, Dr. Kevin Elias M.D., Director, Gynecologic Oncology Laboratory at Brigham and Women’s Hospital and Assistant Professor of Obstetrics, Gynecology and Reproductive Biology at Harvard Medical School. The poster highlighted data from a study that combined serum protein and patient clinical information (metadata) from Aspira’s ovarian cancer registry studies with miRNA determined by the Elias laboratory. The data showed using miRNA in combination with serum proteins, provided superior performance over existing ovarian cancer risk assessment blood tests.

We have tested our entire set of selected miRNA biomarkers and, based on their performance, we are refining the features on our droplet digital PCR commercial platform. As a next step, we intend to increase our patient sample testing to refine the algorithm.

•
EndoCheck is the first protein biomarker test designed to identify ovarian endometriomas, one of the most common forms of endometriosis. We have confirmed the algorithm with three independent cohorts, achieving preliminary performance that supports its use to aid the detection and treatment of endometrioma. Data related to the performance of EndoCheck was presented at the 71st Annual Scientific Meeting for the Society for Reproductive Investigation (SRI) in Vancouver, Canada in March 2024. An EndoCheck-related abstract was accepted for a poster presentation at the 27th Annual National Association of Nurse Practitioner’s in Women’s Health (NPWH) Women’s Healthcare Conference in September 2024.

We have begun analyzing results from nearly 400 samples collected in our ongoing prospective study and expect to have additional data related to the performance of EndoCheck in the third quarter. We are currently evaluating the potential commercial application and appropriate launch timeline for EndoCheck.

•
EndoMDx is a multi-marker test program that combines serum proteins, clinical data (metadata) and miRNA for the identification of endometriosis. The test is being developed in collaboration with a consortium of academic and clinical partners led by Dana Farber Cancer Institute. We are currently in the process of analyzing the first 100 patient samples to verify protein and miRNA biomarkers for their analytical properties on our droplet digital PCR commercial platform. This is a critical step in evaluating the strength of algorithms that incorporate miRNAs.

Recent Developments

Business Updates

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

An abstract entitled “Application of a Deep Neural Network-Based Algorithm to Provide Additional Information in the Assessment of Adnexal Masses Classified as Indeterminate by Imaging” was accepted for a poster presentation at the upcoming Annual Meeting of The Menopause Society in September 2024. This presentation highlights data evaluating the use of OvaWatch to assess ovarian cancer risk in pre and post-menopausal women. The data demonstrated that in women with a adnexal mass and an indeterminate ultrasound imaging result, the OvaWatch result indicated low malignant potential of the mass in more than 70% of patients. The use of OvaWatch could provide additional information to reduce surgery.

An EndoCheck-related abstract entitled “Association of the Endometriosis Health Profile-5 (EHP-5) with Non-Invasive Biomarkers in Patients with Suspected Endometriosis” was accepted for a poster presentation at the 27th Annual National Association of Nurse Practitioner’s in Women’s Health (NPWH) Women’s Healthcare Conference in September 2024. This poster examined the association of biomarkers for ovarian endometriosis (endometrioma) with quality of life survey responses before and after surgical intervention. There was no association between endometrioma biomarkers and self-reported patient quality of life either prior to or after surgery, and this was consistent with other research.

A virtual poster entitled “A Proprietary Protein-Based Algorithm May Increase Sensitivity of Endometrioma Detection When Combined with Imaging” will be presented at the annual meeting of the American Association of Gynecologic Laparoscopists in November 2024. This poster summarizes a preliminary study on the performance of imaging combined with a protein biomarker-based algorithm. The combination of these diagnostic tools resulted in increased sensitivity of detection of endometrioma, and could be effective in risk assessment and surgical planning for this condition.

On July 1, 2024, we received a deficiency letter from the Listing Qualifications Department of the Nasdaq Stock Market notifying the Company that, for the 30 consecutive business days prior to the date of the deficiency letter, the our Market Value of Listed Securities was below the minimum of $35 million requirement for continued inclusion on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(b)(2) (the “MVLS Requirement”). In accordance with Nasdaq Listing Rule 5810(c)(3)(C), Nasdaq has provided us with 180 calendar days, or until December 30, 2024, to regain compliance with the MVLS Requirement.

Market Access & Reimbursement

We continue to make strides to increase coverage and reimbursement of OvaSuite products by contracting with payers and gaining OvaWatch reimbursement. We recently contracted with two Anthem plans in California and the Northeast states that increased our contracted lives by 8 million. We further expect additional Anthem regions to complete contracting in the Anthem Central and Virginia geographic regions in third and fourth quarters, adding an additional 16 million lives.

Also in the second quarter, the states of Maryland and Kentucky each expanded their Medicaid coverage for OvaWatch adding the test to the fee schedule at $713 and $897 per test, respectively. With the addition of these two states, one or more OvaSuite tests are now on the fee schedule in nine states including the states of California, New York, and Illinois. As a result of our focus on Medicaid reimbursement, our Average Unit Price (“AUP”) per Ova1 test reimbursed by Medicaid has increased to $218 for the three months ended June 30, 2024. This is an increase of more than 81% when compared to $121, the AUP for Medicaid tests for the three months ended June 30, 2023.

To accelerate our progress in securing coverage for OvaWatch, we have initiated a comprehensive analysis of national, regional, and Integrated Delivery Network (IDN) payers with the assistance of an experienced third-party consultant. The objective of the project is to gather specific and direct insights regarding evidence requirements we must meet to support broad coverage and reimbursement for OvaWatch. The first phase of the study, which we expect to complete in the third quarter of 2024, will consist of interviews with senior stakeholders to identify evidentiary or other gaps. The findings of the first phase will be incorporated into an OvaWatch clinical utility study that meets the key requirements of payers. The timing of the study will depend on working capital available for its completion. While this project is focused on OvaWatch, we believe the output will help expand commercial coverage for Ova1 and inform our market access strategies for future product launches.

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

Results of Operations – Three months ended June 30, 2024 Compared to Three Months Ended June 30, 2023

The selected summary financial and operating data of the Company for the three months ended June 30, 2024 and 2023 were as follows.

	Three Months Ended
	June 30,		Increase (Decrease)
(dollars in thousands)	2024	2023	Amount	%
Revenue:
Product	$2,423	$2,491	$(68)	(3)
Total revenue	2,423	2,491	(68)	(3)
Cost of revenue:
Product	1,002	941	61	6
Total cost of revenue	1,002	941	61	6
Gross profit	1,421	1,550	(129)	(8)
Operating expenses:
Research and development	952	693	259	37
Sales and marketing	2,137	1,772	365	21
General and administrative	2,725	3,406	(681)	(20)
Total operating expenses	5,814	5,871	(57)	(1)
Loss from operations	(4,393)	(4,321)	(72)	2
Other income (expense), net:
Change in fair value of warrant liabilities	889	992	(103)	10
Interest (expense) income, net	(10)	8	(18)	225
Forgiveness of DECD loan	-	1,000	(1,000)	-
Other expense, net	(16)	4	(20)	500
Total other income (expense), net	863	2,004	(1,141)	57
Net loss	$(3,530)	$(2,317)	$(1,213)	52

Product Revenue. Product revenue was $2,423,000 for the three months ended June 30, 2024, compared to $2,491,000 for the same period in 2023. Revenue for Aspira Labs is recognized when the test is completed based on estimates of what we expect to ultimately realize. The 3% product revenue decrease is due to a decrease in the AUP per test compared to the prior year. The AUP for Ova1 tests decreased primarily as a result of our quarterly adjustments to estimates of variable consideration in the second quarter of 2023. The OvaWatch AUP increased as reimbursement continues to conform with that of Ova1 as a result of additional contracts and higher collections.

The number of OvaSuite tests performed increased 2.9% to 6,471 during the three months ended June 30, 2024, compared to 6,289 product tests for the same period in 2023. This increase is a result of our revised commercial strategy. We expect test volume to continue to increase for the remainder of 2024 as a result of our investment in key sales and marketing personnel and the launch of OvaWatch longitudinal testing.

The volume and AUP for the three months ended June 30, 2024 and 2023 were as follows.

	Three Months Ended
	June 30,
	2024	2023
Product Volume:
Ova1Plus	5,164	5,405
OvaWatch	1,307	884
Total OvaSuite	6,471	6,289

Average Unit Price (AUP):
Ova1Plus	$381	$408
OvaWatch	348	325
Total OvaSuite	$374	$396

Cost of Revenue – Product. Cost of product revenue was $1,002,000 for the three months ended June 30, 2024 compared to $941,000 for the same period in 2023, representing an increase of $61,000, or 6%, due primarily to increased shipping costs, offset by decreased consulting costs.

Gross Profit Margin. Gross profit margin for product revenue decreased to 58.6% for the three months ended June 30, 2024, compared to 62.2% for the same period in 2023. The change was due to the decrease in product revenue and the increase in cost of product revenue.

Research and Development Expenses. Research and development expenses represent costs incurred to develop our technology and carry out clinical studies, and include personnel-related expenses, regulatory costs, reagents and supplies used in research and development laboratory work, infrastructure expenses, contract services and other outside costs. Research and development expenses for the three months ended June 30, 2024 increased by $259,000, or 37%, compared to the same period in 2023. This increase was primarily due to a one-time credit in 2023 of $200,000, as well as an increase in consulting costs of $75,000 and lab supplies of $71,000, offset by a decrease in personnel costs of $133,000. We expect research and development expenses to increase modestly over the third quarter of 2024, as a result of our focus on the product pipeline.

Sales and Marketing Expenses. Our sales and marketing expenses consist primarily of personnel-related expenses, education and promotional expenses. These expenses include the costs of educating physicians and other healthcare professionals regarding our products. Sales and marketing expenses also include the costs of sponsoring continuing medical education, medical meeting participation, and dissemination of scientific and health economic publications. Sales and marketing expenses for the three months ended June 30, 2024 increased by $365,000, or 21%, compared to the same period in 2023. This increase was primarily due to increased personnel costs of $557,000 and costs related to our contracted sales team of $274,000, offset by a decrease in consulting costs of $206,000. We expect sales and marketing expenses to modestly increase over the third quarter of 2024 as we continue to focus on the commercialization of OvaWatch.

General and Administrative Expenses. General and administrative expenses consist primarily of personnel-related expenses, professional fees and other costs, including legal, finance and accounting expenses and other infrastructure expenses. General and administrative expenses for the three months ended June 30, 2024 decreased by $681,000, or 20%, compared to the same period in 2023. This decrease was primarily due to a decrease in personnel of $324,000 and consulting costs of $316,000. We expect general and administrative expenses to remain flat for the third quarter of 2024.

Change in fair value of Warrant liabilities. For the three months ended June 30, 2024. there was a net decrease in fair value of $889,000. The decrease was due to the decrease in our stock price during the quarter. For the three months ended June 30, 2023 there was a net increase in fair value of $992,000.

Results of Operations – Six months ended June 30, 2024 Compared to Six Months Ended June 30, 2023

The selected summary financial and operating data of the Company for the six months ended June 30, 2024 and 2023 were as follows.

	Six Months Ended
	June 30,		Increase (Decrease)
(dollars in thousands)	2024	2023	Amount	%
Revenue:
Product	$4,576	$4,806	$(230)	$(5)
Genetics	-	1	(1)	—
Total revenue	4,576	4,807	(231)	(5)
Cost of revenue:
Product	1,941	2,071	(130)	(6)
Total cost of revenue	1,941	2,071	(130)	(6)
Gross profit	2,635	2,736	(101)	(4)
Operating expenses:
Research and development	1,858	1,960	(102)	(5)
Sales and marketing	4,026	4,367	(341)	(8)
General and administrative	5,854	7,010	(1,156)	(16)
Total operating expenses	11,738	13,337	(1,599)	(12)
Loss from operations	(9,103)	(10,601)	1,498	(14)
Other income (expense), net:
Change in fair value of warrant liabilities	1,140	968	172	18
Interest income, net	(15)	34	(49)	(144)
Forgiveness of DECD loan	-	1,000	(1,000)	-
Other income (expense), net	(181)	(296)	115	(39)
Total other income (expense), net	944	1,706	(762)	(45)
Net loss	$(8,159)	$(8,895)	$736	$(8)

Product Revenue. Product revenue was $4,576,000 for the six months ended June 30, 2024, compared to $4,806,000 for the same period in 2023. The 5% product revenue decrease is due to a decrease in the AUP per test, as well as the OvaSuite test volume compared to the prior year.

The number of OvaSuite tests performed decreased 2.0% to 12,300 during the six months ended June 30, 2024, compared to 12,548 product tests for the same period in 2023. This decrease is a result of our revised commercial strategy and reduced full-time field sales headcount during the first quarter.

The volume and AUP for the six months ended June 30, 2024 and 2023 were as follows.

	Six Months Ended
	June 30,
	2024	2023
Product Volume:
Ova1Plus	9,941	11,173
OvaWatch	2,359	1,375
Total OvaSuite	12,300	12,548

Average Unit Price (AUP):
Ova1Plus	$379	$398
OvaWatch	344	257
Total OvaSuite	$372	$383

Cost of Revenue – Product. Cost of product revenue was $1,941,000 for the six months ended June 30, 2024 compared to $2,071,000 for the same period in 2023, representing a decrease of $130,000, or 6%, due primarily to decreased consulting costs.

Gross Profit Margin. Gross profit margin for product revenue increased to 57.6% for the six months ended June 30, 2024, compared to 56.9% for the same period in 2023. The change was due to the decrease in cost of product revenue, offset by the decrease in cost of product revenue.

Research and Development Expenses. Research and development expenses for the six months ended June 30, 2024 decreased by $102,000, or 5%, compared to the same period in 2023. This decrease was primarily due to a decrease in personnel costs of $503,000, offset by increased consulting costs of $148,000 and lab supplies of $72,000, as well as a one-time credit in 2023 of $200,000.

Sales and Marketing Expenses. Sales and marketing expenses for the six months ended June 30, 2024 decreased by $341,000, or 8%, compared to the same period in 2023. This decrease was primarily due to decreased consulting costs (including stock compensation) of $735,000, subscription costs of $178,000 and travel costs of $119,000, offset by an increase in costs associated with our contracted sales team of $561,000 and personnel costs of $219,000.

General and Administrative Expenses. General and administrative expenses for the six months ended June 30, 2024 decreased by $1,156,000, or 16% compared to the same period in 2023. This decrease was primarily due to a decrease in consulting costs (including stock compensation) of $518,000 and personnel costs of $354,000.

Change in fair value of Warrant liabilities. The fair values of the warrant liabilities as of June 30, 2024, and December 31, 2023 were $511,000 and $1,651,000, respectively, for a net decrease in fair value of $1,140,000. The decrease consisted of $490,000 due to the modification of certain warrants that were originally issued in 2022, offset by the change in warrant value due to the decrease in our stock price during the year. For the six months ended June 30, 2023 there was a net decrease in fair value of $968,000.

Liquidity and Capital Resources

We plan to continue to expend resources selling and marketing OvaSuite and developing additional diagnostic tests and service capabilities.

We have incurred significant net losses and negative cash flows from operations since inception, and as a result have an accumulated deficit of approximately $526,462,000 as of June 30, 2024. We also expect to incur a net loss and negative cash flows from operations for the remainder of 2024. Working capital levels may not be sufficient to fund operations as currently planned through the next twelve months, absent a significant increase in revenue over historic revenue or additional financing. Given the above conditions, there is substantial doubt about our ability to continue as a going concern within one year after the date these consolidated interim financial statements are filed.

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

On February 10, 2023, we entered into a Controlled Equity Offering Sales Agreement with Cantor, as agent, pursuant to which we may offer and sell, from time to time, through Cantor, shares of our common stock, par value $0.001 per share, having an aggregate offering price of up to $12.5 million. In connection with the Direct Offering on July 24, 2023, we delivered written notice to Cantor on July 19, 2023 that it was suspending the prospectus supplement, dated February 10, 2023, related to our common stock issuable under the Cantor Sales Agreement. The Cantor Sales Agreement was terminated in August 2024.

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

On April 26, 2024, we filed a prospectus supplement to the Registration Statement related to the sale of up to $3,200,000 shares of Common Stock pursuant to the LPC Purchase Agreement. As of August 9, 2024, the remaining availability under the LPC Purchase Agreement was $1,700,000 of shares of Common Stock that can be sold to Lincoln Park under the LPC Purchase Agreement, subject to the terms of the LPC Purchase Agreement.

On July 24, 2023, we completed a direct offering (the “Direct Offering”) resulting in net proceeds of approximately $4,157,000, after deducting underwriting discounts and offering expenses of $597,000.

Under the terms of the July 24, 2023 follow-on equity offering, we agreed not to sell shares under the LPC Purchase Agreement for 90 days. On October 30, 2023, we resumed selling shares under the LPC Purchase Agreement. As of August 9, 2024, the Company has sold 362,219 shares for aggregate gross proceeds of approximately $400,000 subsequent to June 30, 2024.

On January 24, 2024, we entered into a securities purchase agreement (the “2024 Direct Offering Agreement”), with several investors relating to the issuance and sale of 1,371,000 shares of its common stock, par value $0.001 per share, and pre-funded warrants to purchase 200,000 shares of Common Stock (the “Pre-Funded Warrants”), in a registered direct offering, together with accompanying warrants to purchase 1,571,000 shares of Common Stock (the “Purchase Warrants”, and together with the Pre-Funded Warrants, the “Warrants”) in a concurrent private placement (the “Concurrent Private Offering” and together with the registered direct offering, the “2024 Direct Offering”). Our gross proceeds from the 2024 Direct Offering were approximately $5.6 million, before deducting placement agent fees and other estimated expenses of $733,000 payable by us.

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

On July 1, 2024, we entered into a securities purchase agreement with certain investors in a private placement. Pursuant to the agreement, the Company issued an aggregate of 1,248,529 shares of its common stock and accompanying warrants (the "July 2024 Warrants") to purchase an equal number of shares of common stock at a price of $1.53 per share and accompanying warrant. The July 2024 Warrants have an exercise price of $2.25 per share and are exercisable immediately. They will expire on July 9, 2027. The transaction resulted in gross proceeds of approximately $1,900,000, before deducting estimated costs of $73,000.

On July 31, 2024, we entered into a warrant inducement transaction with a certain investor, which resulted in gross proceeds of approximately $2,100,000, before deducting estimated costs of $200,000.

On August 2, 2024, we entered into an agreement with H.C. Wainwright in connection with an At the Market offering agreement (the “ATM Agreement”) to sell shares of our common stock, having an aggregate sales price of up to $4,450,000, from time to time, through an “at the market offering” program under which H.C. Wainwright will act as sales agent. We will pay Wainwright a commission rate equal to 3.0% of the aggregate gross proceeds from each sale of shares under the ATM Agreement. We will also reimburse H.C. Wainwright for certain specified expenses in connection with entering into the ATM Agreement.

As mentioned, we have incurred significant net losses and negative cash flows from operations since inception, and we expect to continue to incur a net loss and negative cash flows from operations in 2024. At June 30, 2024 we had an accumulated deficit of $526,462,000 and stockholders’ deficit of $3,709,000. As of June 30, 2024, we had $3,251,000 of current assets and $5,458,000 of current liabilities. Our current cash balance of $962,000, as adjusted for the net private placement proceeds of approximately $1,800,000 and the net warrant inducement proceeds of approximately $1,900,000, would be approximately $4,662,000 There can be no assurance that we will achieve or sustain profitability or positive cash flow from operations. While we expect to grow revenue through Aspira Labs, there is no assurance of our ability to generate substantial revenues and cash flows from Aspira Labs’ operations. We expect revenue from our products to be our only material, recurring source of cash in 2024.

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

Net cash used in operating activities was $8,172,000 for the six months ended June 30, 2024, resulting primarily from the net loss reported of $8,159,000, which includes non-cash expenses in the amount of $682,000 related to changes in accounts payable, stock compensation expense of $484,000 and $379,000 related to changes in prepaid expense offset by $1,140,000 relating to a change in fair value of warrant fair value and changes in other liabilities of $520,000.

Net cash used in operating activities was $9,123,000 for the six months ended June 30, 2023, resulting primarily from the net loss reported of $8,895,000, which includes non-cash expenses in the amount of $899,000 related to changes in prepaid expense, $884,000 related to stock compensation expense, $258,000 related to commitment shares for the equity line and $122,000 related to depreciation and amortization, offset by the DECD loan forgiveness of $1,000,000, changes in fair value of warrant liabilities of $968,000, changes in accounts receivable of $393,000 and changes in accounts payable, accrued liabilities and other liabilities of $326,000.

Net cash used in investing activities was $35,000 and $12,000 for the six months ended June 30, 2024 and 2023, respectively, which consisted of property and equipment purchases.

Net cash provided by financing activities was $6,314,000 for the six months ended June 30, 2024, stemming primarily from a registered direct offering resulting in net proceeds of $4,830,000, after deducting placement agent costs and other expenses of $733,000 and an equity line of credit offering of $,1501,000.

Net cash provided by financing activities was $79,000 for the six months ended June 30, 2023, stemming primarily from an equity line of credit offering of $178,000 and an at the market offering resulting in net proceeds of $68,000, after deducting transaction-related offering costs of $134,000, in addition to principal payments on the DECD loan.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our senior management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management, including our Chief Executive Officer and Interim Chief Financial Officer, performed an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2024. Based on this evaluation, our Chief Executive Officer and Interim Chief Financial Officer have concluded that as of June 30, 2024, our disclosure controls and procedures were not effective. This was due to two material weaknesses in the internal control over financial reporting that were identified as of December 31, 2023 and disclosed in our 2023 Annual Report Form 10-K related to multiple deficiencies and a lack of timely operation of certain internal controls over financial reporting and disclosure that continue to exist as of June 30, 2024.

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

Changes in internal controls over financial reporting

As steps to remediate the material weaknesses discussed above, management has reviewed of the design and performance of internal controls related to information technology applications and enhanced the design of and implementation of controls around the rigor of its review and documentation process. Apart from these steps, there was no change in our internal control over financial reporting that occurred during the period ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the ordinary course of business, we may periodically become subject to legal proceedings and claims arising in connection with ongoing business activities. The results of litigation and claims cannot be predicted with certainty, and unfavorable resolutions are possible and could materially and adversely affect our results of operations, cash flows and financial position. In addition, regardless of the outcome, litigation could have an adverse impact on us because of defense costs, diversion of management resources and other factors. While the outcome of these proceedings and claims cannot be predicted with certainty, there are no matters, as of June 30, 2024, that, in the opinion of management, will have a material adverse effect on our financial position, results of operations or cash flows.

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

We are currently offering and developing multiple tests as LDTs and intend to develop and perform LDTs at Aspira Labs in the future. FDA’s newly-issued rule for LDTs, which will be phased in over a period of four years, will significantly change the regulatory landscape for LDTs. Unless the rule is overturned by a court or Congress, our currently marketed LDTs and those we develop in the future will be subject to new requirements including, for some tests, premarket authorization. The new rule will lead to additional compliance costs and may delay or prevent market entry for new or modified tests and there is a risk that their commercialization, and our results of operations and financial condition, will be negatively affected.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed or incorporated by reference with this report as indicated below:

Incorporated by Reference
Exhibit					Filing	Filed
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith
1.1	At The Market Agreement between Aspira Women’s Health Inc. and H. C. Wainwright & Co., LLC dated August 2, 2024	8-K	000-31617	1.1	August 2, 2024
4.1	Form of Common Warrant	8-K	001-34810	4.1	July 2, 2024
4.2	Form of Warrant	8-K	001-34810	4.1	July 31, 2024
10.1	Form of Securities Purchase Agreement	8-K	001-34810	10.1	July 2, 2024
10.2	Form of Warrant Inducement Agreement	8-K	001-34810	10.1	July 31, 2024
10.3	Second Amended Employment Agreement between Aspira Women's Health Inc. and Nicole Sandford, effective September 1, 2024					√
10.4	Amended Employment Agreement between Aspira Women's Health Inc. and Sandra Milligan, M.D., J.D., effective September 1, 2024					√
10.5	Consulting Agreement between Aspira Women's Health Inc., by and between John Kallassy and Aspira Women's Health Inc.					√
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					√
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					√
32.1**	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					√√
101.INS	Inline XBRL Instance Document - (the instant document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).					√
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents					√
104	Cover page formatted as Inline XBRL and contained in Exhibit 101					√

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

Aspira Women’s Health Inc.
Date: August 13, 2024	/s/ Nicole Sandford
Nicole Sandford Chief Executive Officer and Interim Chief Financial Officer (Principal Executive Officer. Principal Financial Officer and Principal Accounting Officer) and Director