Form 10-Q
period 2024-09-30
Aspira Women's Health Inc.
filed 2024-11-19
CIK 926617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 18, 2024, the registrant had 16,667,255 shares of common stock, par value $0.001 per share, outstanding.

ASPIRA WOMEN’S HEALTH INC.

FORM 10-Q

For the Quarter Ended September 30, 2024

The following are registered and unregistered trademarks and service marks of Aspira Women’s Health Inc.: VERMILLION SM, Aspira Women’s Health®, OVA1®, OVERA®, ASPiRA LABS ®, OvaCalc®, OVASUITESM, ASPiRA GenetiXSM, OVA1PLUS®, OVAWATCH®, EndoCheckSM, ENDOINFORMTM, OVAINFORMTM, OVAInheritSM, Aspira Synergy®, OVA360SM, ASPIRA IVDSM, and YOUR HEALTH, OUR PASSION®.

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Aspira Women’s Health Inc.

Condensed Consolidated Balance Sheets (unaudited)

(Amounts in Thousands, Except Share and Par Value Amounts)

	September 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$2,133	$2,597
Accounts receivable, net of reserves of $0 and $15, as of September 30, 2024 and December 31, 2023, respectively	1,254	1,459
Prepaid expenses and other current assets	436	997
Inventories	290	227
Total current assets	4,113	5,280
Property and equipment, net	99	165
Right-of-use assets	515	528
Restricted cash	-	258
Other assets	32	31
Total assets	$4,759	$6,262
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$2,551	$1,261
Accrued liabilities	2,494	2,863
Current portion of long-term debt	229	166
Short-term debt	-	670
Current maturities of lease liabilities	192	159
Total current liabilities	5,466	5,119
Non-current liabilities:
Long-term debt	1,334	1,430
Non-current maturities of lease liabilities	387	427
Warrant liabilities	92	1,651
Total liabilities	7,279	8,627
Commitments and contingencies (Note 4)
Stockholders’ deficit:
Common stock, par value $0.001 per share, 200,000,000 and 200,000,000 shares authorized at September 30, 2024 and December 31, 2023, respectively; 16,284,381 and 10,645,049 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	16	11
Additional paid-in capital	527,473	515,927
Accumulated deficit	(530,009)	(518,303)
Total stockholders’ deficit	(2,520)	(2,365)
Total liabilities and stockholders’ deficit	$4,759	$6,262

See accompanying notes to the unaudited condensed consolidated financial statements.

Aspira Women’s Health Inc.

Condensed Consolidated Statements of Operations (unaudited)

(Amounts in Thousands, Except Share and Per Share Amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenue:
Product	$2,257	$2,217	$6,833	$7,023
Genetics	-	-	-	1
Total revenue	2,257	2,217	6,833	7,024
Cost of revenue:
Product	902	910	2,843	2,981
Total cost of revenue	902	910	2,843	2,981
Gross profit	1,355	1,307	3,990	4,043
Operating expenses:
Research and development	908	998	2,766	2,958
Sales and marketing	2,143	1,702	6,169	6,069
General and administrative	2,048	2,723	7,902	9,733
Total operating expenses	5,099	5,423	16,837	18,760
Loss from operations	(3,744)	(4,116)	(12,847)	(14,717)
Other income (expense), net:
Change in fair value of warrant liabilities	174	(1,201)	1,314	(233)
Interest (expense) income, net	(5)	12	(20)	46
Forgiveness of DECD loan	-	-	-	1,000
Other expense, net	28	599	(153)	303
Total other income (expense), net	197	(590)	1,141	1,116
Net loss	$(3,547)	$(4,706)	$(11,706)	$(13,601)
Net loss per share - basic and diluted	$(0.23)	$(0.48)	$(0.88)	$(1.54)
Weighted average common shares used to compute basic and diluted net loss per common share	15,405,672	9,776,436	13,269,646	8,838,342

See accompanying notes to the unaudited condensed consolidated financial statements.

Aspira Women’s Health Inc.

Condensed Consolidated Statements of Changes in Stockholders’ (Deficit) Equity (unaudited)

(Amounts in Thousands, Except Share Amounts)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2023	10,645,049	$11	$515,927	$(518,303)	$(2,365)
Net loss	-	-	-	(4,629)	(4,629)
Common stock issued under 2023 Equity Line of Credit Agreement	111,369	-	400	-	400
Common stock issued under 2024 Direct Offering, net of issuance costs	1,371,000	1	4,868	-	4,869
Warrant Exercise	200,000	-	-	-	-
Common stock issued for vested restricted stock awards	16,686	-	-	-	-
Stock-based compensation expense	-	-	362	-	362
Balance at March 31, 2024	12,344,104	12	521,557	(522,932)	(1,363)
Net loss	-	-	-	(3,530)	(3,530)
Issuance costs related to common stock issued under 2024 Direct Offering	-	-	(39)	-	(39)
Common stock issued under 2023 Equity Line of Credit Agreement	475,986	1	1,100	-	1,101
Common stock issued for vested restricted stock awards	5,000	-	16	-	16
Stock-based compensation expense	-	-	106	-	106
Balance at June 30, 2024	12,825,090	$13	$522,740	$(526,462)	$(3,709)
Net loss	-	-	-	(3,547)	(3,547)
Common stock issued under 2023 Equity Line of Credit Agreement	362,219	-	400	-	400
Common stock issued under Warrant Inducement Agreement, net of issuance costs	1,711,111	2	1,860	-	1,862
Reclassification of Warrant Liability upon Exercise	-	-	245	-	245
Common stock issued under 2024 Private Placement Offering, net of issuance costs	1,248,527	1	1,837	-	1,838
Common stock issued under 2024 Securities Purchase Agreements	9,733	-	11	-	11
Common stock issued for vested restricted stock awards	127,701	-	145	-	145
Stock-based compensation expense	-	-	235	-	235
Balance at September 30, 2024	16,284,381	$16	$527,473	$(530,009)	$(2,520)

Aspira Women’s Health Inc.

Condensed Consolidated Statements of Changes in Stockholders’ (Deficit) Equity (unaudited) (continued)

(Amounts in Thousands, Except Share Amounts)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance at December 31, 2022	8,306,326	$8	$508,584	$(501,613)	$6,979
Net loss	-	-	-	(6,578)	(6,578)
Common stock issued under 2023 At-the-Market Offering Agreement, net of issuance costs	23,217	-	30	-	30
Stock-based compensation expense	-	-	396	-	396
Balance at March 31, 2023	8,329,543	8	509,010	(508,191)	827
Net loss	-	-	-	(2,317)	(2,317)
Common stock issued under 2023 At-the-Market Offering Agreement, net of issuance costs	12,335	-	38	-	38
Common stock issued under 2023 Equity Line of Credit Agreement, net of issuance costs	53,335	-	178	-	178
Common stock issued for entering into 2023 Equity Line of Credit Agreement	47,733	-	258	-	258
Common stock issued for vested restricted stock awards	30,441	1	263	-	264
Stock-based compensation expense	-	-	224	-	224
Fractional shares adjustment related to reverse stock split	(24)	-	-	-	-
Balance at June 30, 2023	8,473,363	$9	$509,971	$(510,508)	$(528)
Net loss	-	-	-	(4,706)	(4,706)
Common stock issued under 2023 Direct Offering, net of issuance costs	1,694,820	2	4,155	-	4,157
Common stock issued for vested restricted stock awards	118,999	-	421	-	421
Stock-based compensation expense	-	-	(3)	-	(3)
Balance at September 30, 2023	10,287,182	$11	$514,544	$(515,214)	$(659)

See accompanying notes to the unaudited condensed consolidated financial statements.

Aspira Women’s Health Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

(Amounts in Thousands)

	Nine Months Ended
	September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(11,706)	$(13,601)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash lease expense	6	(2)
Depreciation and amortization	78	162
Stock-based compensation expense	864	1,302
Change in fair value of warrant liabilities	(1,314)	233
Loss on impairment and disposal of property and equipment	25	(3)
Forgiveness of DECD loan	-	(1,000)
Financing expense for entering into 2023 Equity Line of Credit Agreement	-	258
Changes in operating assets and liabilities:
Accounts receivable	205	(345)
Prepaid expenses and other assets	560	1,011
Inventories	(63)	15
Accounts payable	1,290	501
Accrued liabilities	(369)	(313)
Other liabilities	(668)	(662)
Net cash used in operating activities	(11,092)	(12,444)
Cash flows from investing activities:
Purchase of property and equipment	(37)	(12)
Net cash used in investing activities	(37)	(12)
Cash flows from financing activities:
Principal repayment of DECD loan	(35)	(148)
Proceeds from a 2023 At- the-Market Offering Agreement	-	202
Payment of issuance costs for 2023 At-the-Market Offering Agreement	-	(134)
Proceeds from 2023 Equity Line of Credit Agreement	1,901	178
Proceeds from 2023 Direct Offering	-	4,716
Payment of issuance costs for 2023 Direct Offering	-	(559)
Proceeds from 2024 Direct Offering	5,563	-
Payment of issuance costs for 2024 Direct Offering	(733)	-
Proceeds from Warrant Inducement Agreement	2,139	-
Payment of issuance costs for Warrant Inducement Agreement	(277)	-
Proceeds from 2024 Securities Purchase Agreements	11	-
Proceeds from 2024 Private Placement Offering	1,910	-
Payment of issuance costs for 2024 Private Placement Offering	(72)	-
Net cash provided by financing activities	10,407	4,255
Net decrease in cash, cash equivalents and restricted cash	(722)	(8,201)
Cash, cash equivalents and restricted cash, beginning of the period	2,855	13,557
Cash, cash equivalents and restricted cash, end of the period	$2,133	$5,356
Reconciliation to Consolidated Balance Sheet:
Cash and cash equivalents	$2,133	$5,100
Restricted cash	-	256
Cash and cash equivalents, and restricted cash	$2,133	$5,356
Supplemental disclosure of cash flow information:
Cash paid for interest	$43	$41
Supplemental disclosure of noncash investing and financing activities:
Forgiveness of DECD loan	$-	$(1,000)
Fair value of Warrants issued in conjunction with Warrant Inducement Agreement	1,323	-
Commitment shares for equity line of credit	-	258
Increase in right-of-use assets	169	318

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

For the nine months ended September 30, 2024 and 2023, the Company’s product and related revenue was limited to the products described above, as well as residual revenue from Aspira GenetiX, which was discontinued in the third quarter of 2022. The Company’s products are distributed through its own national sales force, including field sales, inside sales and a contracted sales team, through its proprietary decentralized testing platform and cloud service marketed as Aspira Synergy, and through marketing and distribution agreements with BioReference Health, LLC and ARUP Laboratories.

Overa is currently not offered commercially except as a reflex test performed as part of the Ova1Plus workflow.

Going Concern and Liquidity

The Company has incurred significant net losses and negative cash flows from operations since inception, and as a result has an accumulated deficit of approximately $530,009,000 and working capital deficit of approximately $1,353,000 as of September 30, 2024. For the nine months ended September 30, 2024, the Company incurred a net loss of $11,706,000 and used cash in operations of $11,092,000. The Company had a balance in cash and cash equivalents of $2,133,000 as of September 30, 2024. The Company also expects to continue to incur a net loss and negative cash flows from operations for the remainder of 2024. In order to fund operations, meet its capital requirements or satisfy the anticipated obligations as they become due, the Company expects to take further action to protect its liquidity position, which include, but are not limited to:

●	Raising capital through equity or debt offerings either in the public markets or via private placement offering; to the extent that the Company raises additional funds by issuing equity securities, the Company’s stockholders may experience significant dilution. However, no assurance can be given that capital will be available on acceptable terms, or at all;

●	Securing debt, however, no assurance can be given that debt will be available on acceptable terms or at all;

●	Reducing executive bonuses or replacing cash compensation with equity grants;

●	Reducing professional services and consulting fees and eliminating non-critical projects;

●	Reducing travel and entertainment expenses; and

●	Reducing eliminating or deferring discretionary marketing programs.

The Company also has outstanding warrants to purchase shares of its common stock (the “Common Stock”) that may be exercised although there can be no assurance that the warrants will be exercised.

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

On July 1, 2024, the Company received a deficiency letter from the Nasdaq Stock Market, LLC (“Nasdaq”) notifying the Company that, for the 30 consecutive business days prior to the date of the deficiency letter, the Company’s Market Value of Listed Securities was below the minimum of $35 million market cap requirement for continued inclusion on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(b)(2) (the “MVLS Requirement”). In accordance with Nasdaq Listing Rule 5810(c)(3)(C), Nasdaq has provided the Company with 180 calendar days, or until December 30, 2024, to regain compliance with the MVLS Requirement. In the event the Company does not regain compliance prior to the December 30, 2024, the Company will receive written notification that its securities are subject to delisting, at which point the Company may appeal the delisting determination. The Company is evaluating potential actions to regain compliance with the MVLS Requirement and is actively monitoring the market value of its listed securities. The Company may also, if appropriate, consider other options to regain compliance with Nasdaq’s continued listing standard. There is no assurance that the Company will be able to regain compliance by the December 30, 2024 deadline, and there is no assurance that the Company will otherwise maintain compliance with this or any of the other Nasdaq continued listing requirements.

On October 17, 2024, the Company received written notice from Nasdaq indicating that the bid price for the Company’s common stock, for the last 30 consecutive business days, had closed below the minimum $1.00 per share and, as a result, the Company is not in compliance with the $1.00 minimum bid price requirement for the continued listing on the Nasdaq Capital Market, as set forth in Nasdaq Listing Rule 5550(a)(2). In accordance with the Nasdaq Listing Rule 5810(c)(3)(A), the Company has a period of 180 calendar days, or until April 15, 2025, to regain compliance with the minimum bid price requirement. To regain compliance, the closing bid price of the Common Stock must meet or exceed $1.00 per share for a minimum of ten consecutive business days during this 180-day period. If the Company is not in compliance by April 15, 2025, the Company may qualify for a second 180 calendar day compliance period. If the Company does not qualify for, or fails to regain compliance during the second compliance period, or if it appears to Nasdaq that the Company will not be able to cure the deficiency, then Nasdaq will notify the Company of its determination to delist its Common Stock, at which point the Company would have an option to appeal the delisting determination to a Nasdaq hearings panel.

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

The Company also reviews its patient account population and determines an appropriate distribution of patient accounts by payer (i.e., Medicare, patient pay, other third-party payer, etc.) into portfolios with similar collection experience. The Company has elected this practical expedient that, when evaluated for collectability, results in a materially consistent revenue amount for such portfolios as if each patient account were evaluated on an individual contract basis. During the three and nine months ended September 30, 2024, there were $11,000 and $17,000, respectively, of adjustments to estimates of variable consideration to derecognize revenue for services provided in a prior period. There were no impairment losses on accounts receivable recorded during the three and nine months ended September 30, 2024.

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

Common Stock Warrants

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

In October 2023, the FASB issued ASU No. 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative (“ASU 2023-06”). The amendments in this ASU are expected to clarify or improve disclosure and presentation requirements of a variety of ASC topics by aligning them with the SEC’s regulations. ASU 2023-06 will become effective for each amendment on the effective date of the SEC’s corresponding disclosure rule changes. The Company does not expect ASU 2023-06 will have a material impact on its results of operations, financial position, or cash flows.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”) to update reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses and information used to assess segment performance. This ASU requires disclosure of significant segment expenses that are regularly provided to the Company’s Chief Operating Decision Maker (“CODM”) and included within the reported measure of a segment’s profit or loss, requires interim disclosures about a reportable segment’s profit or loss and assets that are currently required annually, requires disclosure of the position and title of the CODM, clarifies circumstances in which an entity can disclose multiple segment measures of profit or loss, and contains other disclosure requirements. ASU 2023-07 is scheduled to be effective for fiscal years beginning after December 15, 2023, and interim periods beginning after December 15, 2024. The adoption of this standard is not expected to have a material impact on its consolidated results of operations, financial position, or cash flows.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (“ASU 2024-03”) to improve the disclosures around expenses. The update requires more detailed information about purchases of inventory, employee compensation, depreciation, amortization, and depletion) in commonly presented expense line items. ASU 2024-03 is scheduled to be effective for fiscal years beginning after December 15, 2026. The Company is evaluating whether the adoption of this standard will have a material impact on its consolidated results of operations, financial position or cash flows.

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

The fair values of the Modified Warrants as of September 30, 2024 and December 31, 2023 were approximately $21,000 and $757,000, respectively, after 311,111 of the Modified Warrants with a fair value of $245,000 were exercised in the third quarter of 2024. The fair values of the Unmodified Warrants as of September 30, 2024 and December 31, 2023 were approximately $71,000 and $894,000, respectively.

The fair value of the 2022 Warrants was estimated using Black-Scholes pricing model based on the following assumptions:

	September 30, 2024		December 31, 2023
	Unmodified Warrants	Modified Warrants
Dividend yield	—%	—%	—%
Volatility	114.2%	104.0%	105.1%
Risk-free interest rate	3.56%	3.55%	3.93%
Expected lives (years)	2.89	4.33	3.64
Weighted average fair value	$0.165	$0.393	$2.064

The 2022 Warrants were deemed to be derivative instruments due to certain contingent put features. The fair value of the 2022 Warrants was determined using the Black-Scholes option pricing model, deemed to be an appropriate model due to the terms of the 2022 Warrants issued, including a fixed term and exercise price.

The fair value of the 2022 Warrants was affected by changes in inputs to the Black-Scholes option pricing model including the Company’s stock price, expected stock price volatility, the contractual term, and the risk-free interest rate. This model uses Level 2 inputs, including stock price volatility, in the fair value hierarchy established by ASC 820, Fair Value Measurement. The 2022 Warrants are classified as a long-term liability on the Company’s balance sheet.

The carrying value of the Company’s insurance promissory note approximates fair value as of September 30, 2024 and December 31, 2023, due to the short-term nature of the insurance note and is classified as Level 2 within the fair value hierarchy.

The DECD loan is classified within Level 3 of the fair value hierarchy. The following table presents the carrying value and fair value of the DECD loan. The fair value of the DECD loan is estimated based on discounted cash flows using the prevailing market interest rates.

		September 30,		December 31,
		2024		2023
(in thousands)	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
DECD loan	Level 3	$1,569	$1,200	$1,604	$1,255

3. PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets at September 30, 2024 and December 31, 2023 consist of the following:

	September 30,	December 31,
(in thousands)	2024	2023
Prepaid insurance	$68	$684
Software licenses	45	103
Subscriptions	32	26
Other	291	184
Total prepaid and other current assets	$436	$997

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

The loan may be prepaid at any time without premium or penalty. An initial disbursement of $2,000,000 (“Loan 1”) was made to the Company on April 15, 2016 under the DECD Loan Agreement. On December 3, 2020, the Company received a disbursement of the remaining $2,000,000 (“Loan 2”) under the DECD Loan Agreement, as the Company had achieved the target employment milestone necessary to receive an additional $1,000,000 under the DECD Loan Agreement and the DECD determined to fund the remaining $1,000,000 under the DECD Loan Agreement after concluding that the required revenue target would likely have been achieved in the first quarter of 2020 in the absence of the impacts of COVID-19.

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

On October 2, 2024, the Company executed an additional deferral agreement (the “October 2 Deferral”), which provides for both the interest and principal payments on Loan 1 to be deferred for August and September 2024. Payments resumed in October 2024. The October 2 Deferral also provides for both the interest and principal payments on Loan 2 to be deferred from August 2024 to May 2027, with payments resuming in June 2027. The Company determined these loan deferrals also met the definition of a troubled debt restructuring under ASC 470-60, Troubled Debt Restructurings by Debtors, as the Company was experiencing financial difficulties and the lenders granted a concession. The future undiscounted cash flows of the DECD loan after the loan deferrals exceeded the carrying value of the DECD loan prior to the loan deferrals. As such, no gain was recognized as a result of the deferrals.

Long-term debt, as adjusted for the October 2 Deferral, consisted of the following:

	September 30,	December 31,
	2024	2023
(in thousands)
DECD loan, net of issuance costs	$1,563	$1,596
Less: Current portion, net of issuance costs	(229)	(166)
Total long-term debt, net of issuance costs	$1,334	$1,430

As of September 30, 2024, the annual amounts of future minimum principal payments due under the Company’s contractual obligation are shown in the table below. Unamortized debt issuance costs for the DECD loan were $6,000 and $8,000 as of September 30, 2024 and December 31, 2023, respectively.

	Payments Due by Period
(in thousands)	Total	2024	2025	2026	2027	2028	Thereafter
DECD Loan	$1,569	$58	$233	$238	$145	$213	$682
Total	$1,569	$58	$233	$238	$145	$213	$682

Insurance Notes

During 2023, the Company entered into an insurance promissory note for the payment of insurance premiums at an interest rate of 7.79%, with an aggregate principal amount outstanding of approximately $0 and $670,000 as of September 30, 2024 and December 31, 2023, respectively. Interest paid for the promissory note was $6,000 and $18,000 for three and nine months ended September 30, 2024. Interest paid for the promissory note was $5,000 and $17,000 for three and nine months ended September 30, 2023. This note was payable in nine monthly installments with a maturity date of October 1, 2024 and had no financial or operational covenants.

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

The expense associated with these operating leases for the three and nine months ended September 30, 2024 and 2023 is shown in the table below (in thousands).

		Three Months Ended September 30,
Lease Cost	Classification	2024	2023
Operating rent expense
	Cost of revenue	$19	$18
	Research and development	7	19
	Sales and marketing	2	4
	General and administrative	10	35
Variable rent expense
	Cost of revenue	11	11
	Research and development	4	4
	Sales and marketing	2	3
	General and administrative	8	21

		Nine Months Ended September 30,
Lease Cost	Classification	2024	2023
Operating rent expense
	Cost of revenue	$67	$66
	Research and development	38	43
	Sales and marketing	5	8
	General and administrative	52	90
Variable rent expense
	Cost of revenue	$33	$41
	Research and development	9	10
	Sales and marketing	6	7
	General and administrative	26	64

Based on the Company’s leases as of September 30, 2024, the table below sets forth the approximate future lease payments related to operating leases with initial terms of one year or more (in thousands).

Year	Payments
2024 (remaining three months)	$54
2025	229
2026	223
2027	84
2028	52
Total Operating Lease Payments	642
Less: Imputed Interest	(63)
Present Value of Lease Liabilities	579
Less: Operating Lease Liability, current portion	(192)
Operating Lease Liability, non-current portion	$387

Weighted-average lease term and discount rate were as follows.

	Nine Months Ended September 30,
	2024	2023
Cash paid for amounts included in measurement of lease liabilities:
Operating cash outflows relating to operating leases	$257	$334
Weighted-average remaining lease term (in years)	3.0	2.8
Weighted-average discount rate	7.25%	8.08%

Non-cancellable Royalty Obligations

The Company is a party to an amended research collaboration agreement with The Johns Hopkins University School of Medicine under which the Company licenses certain of its intellectual property directed at the discovery and validation of biomarkers in human subjects, including but not limited to clinical application of biomarkers in the understanding, diagnosis and management of human disease. Under the terms of the amended research collaboration agreement, Aspira is required to pay the greater of 4% royalties on net sales of diagnostic tests using the assigned patents or annual minimum royalties of $57,500. Royalty expense for the three months ended September 30, 2024 and 2023 totaled $71,000 and $75,000, respectively. Royalty expense for the nine months ended September 30, 2024 and 2023 totaled $222,000 and $253,000, respectively, and are recorded in cost of revenue in the unaudited condensed consolidated statements of operations.

Business Agreements

On August 8, 2022, the Company entered into a sponsored research agreement with Harvard’s Dana-Farber Cancer Institute, Brigham & Women’s Hospital, and Medical University of Lodz (the “Dana-Farber, Brigham, Lodz Research Agreement”), for the generation of a multi-omic, non-invasive diagnostic aid to identify endometriosis based on circulating microRNAs and proteins. The Dana-Farber, Brigham, Lodz Research Agreement requires payments to be made upon the achievement of certain milestones. Under the terms of and as further described in the Dana-Farber, Brigham, Lodz Research Agreement, payments of approximately $1,252,000 have or will become due from the Company to the counterparties upon successful completion of certain deliverables as follows: 68% was paid in 2022, 15% was paid in 2023, and the remaining 17% will become payable upon completion of certain deliverables estimated to occur in the fourth quarter of 2024. During the three months ended September 30, 2024 and 2023, approximately $67,000 and $17,000 has been recorded, respectively. During the nine months ended September 30, 2024 and 2023, approximately $118,000 and $64,000 has been recorded, respectively, as research and development expense in the unaudited condensed consolidated financial statement of operations for the project. From the inception of the Dana-Farber, Brigham, Lodz Research Agreement through September 30, 2024, research and development expenses in the cumulative amount of $1,202,000 have been recorded.

On March 20, 2023, the Company entered into a licensing agreement (“Dana-Farber, Brigham, Lodz License Agreement”) with Harvard’s Dana-Farber Cancer Institute, Brigham & Women’s Hospital, and Medical University of Lodz under which the Company will license certain of its intellectual property to be used in the Company’s OvaSuite product portfolio. Under the Dana-Farber, Brigham, Lodz License Agreement, the Company paid an initial license fee of $75,000 and pays an annual license maintenance fee of $50,000 on each anniversary of the date of the Dana-Farber, Brigham, Lodz License Agreement. The Company recorded $38,000 in annual license maintenance fees during the nine months ended September 30, 2024. The Dana-Farber, Brigham, Lodz License Agreement also requires non-refundable royalty payments of up to $1,350,000 based on certain regulatory approvals and commercialization milestones and further royalty payments based on the net sales of the Company’s products included under the Dana-Farber, Brigham, Lodz License Agreement. No milestones have been reached as of September 30, 2024.

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

5. ACCRUED LIABILITIES

The following table describes the principal components of accrued liabilities on the Company’s unaudited condensed consolidated balance sheet as of September 30, 2024 and December 31, 2023.

	September 30,	December 31,
(in thousands)	2024	2023
Payroll and benefits related expenses	$1,509	$1,189
Collaboration and research agreements expenses	128	217
Professional services	371	951
Other accrued liabilities	486	506
Total accrued liabilities	$2,494	$2,863

6. STOCKHOLDERS’ DEFICIT

2024 Securities Purchase Agreements

In August 2024, the Company entered into securities purchase agreements with two shareholders under which it sold a total of 9,733 shares of common stock and received proceeds of approximately $11,000.

2024 At-the-Market Offering

On August 2, 2024, the Company entered into an agreement with H.C. Wainwright in connection with an At-the-Market offering agreement (the “2024 At-the-Market Offering”) to sell shares of its common stock (“Common Stock”), having an aggregate sales price of up to $4,450,000, from time to time, through an “at-the-market offering” program under which H.C. Wainwright will act as sales agent. The Company will pay Wainwright a commission rate equal to 3.0% of the aggregate gross proceeds from each sale of shares under the 2024 At-the-Market Offering. The Company will also reimburse H.C. Wainwright for certain specified expenses in connection with entering into the 2024 At-the-Market Offering.

There were no shares of Common Stock sold under the 2024 At-the-Market Offering as of September 30, 2024.

2024 Warrant Inducement Agreement

On July 31, 2024, the Company entered into a warrant inducement agreement (the “Warrant Inducement Agreement”) with a certain holder (the “Holder”) of (i) warrants to purchase 311,111 shares of Common Stock dated August 22, 2022 (the “August 2022 Warrants”) and (ii) warrants to purchase 1,400,000 shares of Common Stock dated January 26, 2024 (the “January 2024 Warrants”), pursuant to which the Holder agreed to exercise in cash the warrants held at a reduced exercise price of $1.25 per share (reduced from $4.13 per share for the August 2022 Warrants and $4.13 for the January 2024 Warrants).

As an inducement to such exercise, the Company agreed to issue to the Holder new Common Stock warrants (collectively, the “August 2024 Warrants”), to purchase up to 2,566,667 shares of Common Stock. The August 2024 Warrants were exercisable immediately after issuance and will expire 5 years from the initial exercise date.

The transaction, which closed on August 1, 2024, resulted in net proceeds of approximately $1,862,000. The Warrant Inducement Agreement was entered into to encourage the exercise of the August 2022 Warrants and January 2024 Warrants in order to obtain capital for operations. The $1,323,000 incremental value transferred for the modification to both the August 2022 Warrants and January 2024 Warrants as a result of the Warrant Inducement Amendment was accounted for as an equity issuance cost and recognized within additional paid in capital in the unaudited condensed consolidated balance sheets.

The Company evaluated the August 2024 Warrants and concluded that they met the criteria to be classified as equity within additional paid-in-capital.

The August 2024 Warrants are equity classified because they (1) are freestanding financial instruments that are legally detachable and separately exercisable from the common stock, (2) do not embody an obligation for the Company to repurchase its shares, (3) permit the holder to receive a fixed number of shares of common stock upon exercise, (4) are indexed to the Company’s common stock and (5) meet the equity classification criteria.

Under the terms of the Warrant Inducement Agreement, the Company was prohibited from selling shares under the 2024 At-the -Market Offering until September 30, 2024. It was also prohibited from selling shares under our 2023 equity line of credit for a period of six months from the effective date of the Form S-3, which was September 3, 2024.

2024 Private Placement Offering

On July 1, 2024, the Company entered into a securities purchase agreement with certain investors in a private placement (the “2024 Private Placement Offering”). Pursuant to the 2024 Private Placement Offering, the Company issued an aggregate of 1,248,529 shares of its common stock and accompanying warrants (the “July 2024 Warrants”) to purchase an equal number of shares of common stock at a price of $1.53 per share and accompanying warrant. The July 2024 Warrants have an exercise price of $2.25 per share and are exercisable until their expiration on the third anniversary of the issuance date. The gross proceeds to the Company from the 2024 Private Placement Offering were approximately $1,910,000, before deducting expenses of approximately $72,000 payable by the Company.

The Company evaluated the July 2024 Warrants and concluded that they met the criteria to be classified as equity within additional paid-in-capital.

The July 2024 Warrants are equity classified because they (1) are freestanding financial instruments that are legally detachable and separately exercisable from the common stock, (2) do not embody an obligation for the Company to repurchase its shares, (3) permit the holder to receive a fixed number of shares of common stock upon exercise, (4) are indexed to the Company’s common stock and (5) meet the equity classification criteria.

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

Pursuant to the 2024 Direct Offering Agreement, the Company issued 1,368,600 shares of common stock to certain investors at an offering price of $3.50 per share, and 2,400 shares of common stock to its Chief Executive Officer, Nicole Sandford, at an offering price of $4.255 per share, which was the consolidated closing bid price of the Company’s common stock on The Nasdaq Capital Market on January 24, 2024 of $4.13 per share plus $0.125 per Purchase Warrant. The purchase price of each Pre-Funded Warrant is equal to the combined purchase price at which a share of Common Stock and the accompanying Purchase Warrant is sold in this 2024 Direct Offering, minus $0.0001. The gross proceeds to the Company from the 2024 Direct Offering were approximately $5,563,000, before deducting placement agent fees and other expenses of approximately $733,000 payable by the Company. The 2024 Direct Offering closed on January 26, 2024.

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

The Purchase Warrants have an exercise price of $4.13 per share and were exercisable beginning six months after issuance. 1,400,000 of the Purchase Warrants were exercised on August 1, 2024 under the Warrant Inducement Agreement at a reduced price of $1.25 per share.

The Company engaged AGP to act as sole placement agent in the 2024 Direct Offering. The Company paid the placement agent a cash fee equal to 7.0% of the aggregate gross proceeds generated from the 2024 Direct Offering, except that, with respect to proceeds raised in this 2024 Direct Offering from certain designated persons, AGP’s cash fee is reduced to 3.5% of such proceeds, and to reimburse certain fees and expenses of the placement agent in connection with the 2024 Direct Offering. The Company also reimbursed the placement agent for its accountable offering-related legal expenses of $75,000 and a non-accountable expense allowance of $30,000. Costs related to the 2024 Direct Offering were recorded as an offset to additional paid-in capital on the Company’s balance sheet as of September 30, 2024.

The Company evaluated the Pre-Funded Warrants and the Purchase Warrants and concluded that they met the criteria to be classified as equity within additional paid-in-capital.

The Pre-Funded Warrants are equity classified because they (1) are freestanding financial instruments that are legally detachable and separately exercisable from the common stock, (2) are immediately exercisable, (3) do not embody an obligation for the Company to repurchase its shares, (4) permit the holder to receive a fixed number of shares of common stock upon exercise, (5) are indexed to the Company’s common stock and (6) meet the equity classification criteria.

The Purchase Warrants are equity classified because they (1) are freestanding financial instruments that are legally detachable and separately exercisable from the common stock, (2) do not embody an obligation for the Company to repurchase its shares, (3) permit the holder to receive a fixed number of shares of common stock upon exercise, (4) are indexed to the Company’s common stock and (5) meet the equity classification criteria.

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

Pursuant to the 2023 Direct Offering Agreement, the Company issued 1,650,473 shares of common stock to certain investors at an offering price of $2.75 per share, and 44,347 shares of common stock to its directors and executive officers at an offering price of $3.98 per share, which was the consolidated closing bid price of the Company’s common stock on The Nasdaq Capital Market on July 19, 2023. The aggregate gross proceeds to the Company from the Direct Offering were approximately $4,716,000, before deducting placement agent fees and other estimated expenses of $597,000 payable by the Company.

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

2023 At-the-Market Offering

On February 10, 2023, the Company entered into a Controlled Equity Offering Sales Agreement, (the “2023 At-the-Market Offering Agreement”), with Cantor Fitzgerald & Co., (“Cantor”), as agent, pursuant to which it may offer and sell, from time to time, through Cantor, shares of the Company’s common stock, par value $0.001 per share, having an aggregate offering price of up to $12,500,000, (the “Placement Shares”). The Placement Shares were issued and sold pursuant to the Company’s effective registration statement on Form S-3 (Registration Statement No. 333-252267), as previously filed with, and declared effective by, the SEC. The Company filed a prospectus supplement, dated February 10, 2023, with the SEC in connection with the offer and sale of the Placement Shares.

In connection with the Direct Offering on July 24, 2023, the Company delivered written notice to Cantor on July 19, 2023 that it was suspending the prospectus supplement, dated February 10, 2023, related to the Company’s common stock issuable under the 2023 At-the-Market Offering Agreement. The Company will not make any sales of common stock pursuant to the 2023 At-the-Market Offering Agreement unless and until a new prospectus supplement is filed with the SEC. The 2023 At-the-Market Offering Agreement was terminated in August 2024.

During the nine months ended September 30, 2024, the Company sold 0 Placement Shares and recorded no transaction related offering costs. Over the life of the 2023 At-the-Market Offering Agreement, the Company sold 35,552 shares of the Placement Shares for gross proceeds of approximately $211,000. The Company has recorded $134,000 as an offset to additional paid-in capital representing transaction-related offering costs of the Placement Shares since the inception of the 2023 At-the-Market Offering Agreement.

2023 Equity Line of Credit

On March 28, 2023, the Company entered into a purchase agreement (the “2023 Equity Line of Credit Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”) and a registration rights agreement (the “LPC Registration Rights Agreement”), pursuant to which the Company has the right, in its sole discretion, to sell to Lincoln Park shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), having an aggregate value of up to $10,000,000 (the “Purchase Shares”), subject to certain limitations and conditions set forth in the 2023 Equity Line of Credit Agreement. The Company will control the timing and amount of any sales of Purchase Shares to Lincoln Park pursuant to the 2023 Equity Line of Credit Agreement.

Under the 2023 Equity Line of Credit Agreement, on any business day after March 28, 2023 selected by the Company over the 36-month term of the 2023 Equity Line of Credit Agreement (each, a “Purchase Date”), the Company may direct Lincoln Park to purchase up to 6,667 shares of Common Stock on such Purchase Date (a “Regular Purchase”); provided, however, that (i) a Regular Purchase may be increased to up to 13,333 shares, if the closing sale price per share of the Common Stock on The Nasdaq Capital Market is not below $7.50 on the applicable Purchase Date; (ii) a Regular Purchase may be increased to up to 16,666 shares, if the closing sale price per share of the Common Stock on The Nasdaq Capital Market is not below $11.25 on the applicable Purchase Date; and (iii) a Regular Purchase may be increased to up to 20,000 shares, if the closing sale price per share of the Common Stock on The Nasdaq Capital Market is not below $15.00 on the applicable Purchase Date. In any case, Lincoln Park’s maximum obligation under any single Regular Purchase will not exceed $1,000,000. The above-referenced share amount limitations and closing sale price thresholds are subject to adjustment for any reorganization, recapitalization, non-cash dividend, stock split, reverse stock split or other similar transaction as provided in the 2023 Equity Line of Credit Agreement. The purchase price per share for each such Regular Purchase will be equal to the lesser of:

1.	the lowest sale price for the Common Stock on The Nasdaq Capital Market on the date of sale; and

2.	the average of the three lowest closing sale prices for the Common Stock on The Nasdaq Capital Market during the 10 consecutive business days ending on the business day immediately preceding the purchase date.

The Company also has the right to direct Lincoln Park, on any business day on which the Company has properly submitted a Regular Purchase notice for the maximum amount the Company is then permitted to sell to Lincoln Park in such Regular Purchase, to purchase an additional amount of the Common Stock (an “Accelerated Purchase”) of additional shares based on criteria established in the 2023 Equity Line of Credit Agreement. An Accelerated Purchase, which is at the Company’s sole discretion, may be subject to additional requirements and discounts if certain conditions are met as defined in the 2023 Equity Line of Credit Agreement.

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

The Company sold 472,312 shares of Common Stock under the 2023 Equity Line of Credit Agreement for gross proceeds of approximately $1,578,000 under the Old Registration Statement. In addition, 47,733 shares of Common Stock were issued to Lincoln Park as consideration for entering into the 2023 Equity Line of Credit Agreement.

During the three and nine months ended September 30, 2024, the Company sold 362,219 and 949,574 shares, respectively, under the 2023 Equity Line of Credit Agreement for gross proceeds of approximately $400,000 and $1,900,000, respectively. Over the life of the 2023 Equity Line of Credit Agreement through September 30, 2024, the Company sold 1,310,517 shares for gross proceeds of approximately $3,078,000. The Company incurred approximately $326,000 of costs related to the execution of the 2023 Equity Line of Credit Agreement, all of which are reflected in the unaudited condensed consolidated financial statements. Of the total costs incurred, approximately $258,000 was paid in common stock to Lincoln Park for a commitment fee and $30,000 was paid for Lincoln Park expenses. These transaction costs were included in other expense in the statement of operations for the year ended December 31, 2023. The Company incurred approximately $249,000 and $38,000 for legal fees during the nine months ended September 30, 2024 and 2023, respectively, and included the costs in general and administrative expenses on its statement of operations. Under the terms of the Warrant Inducement Agreement, we agreed not to sell shares under the 2023 Equity Line of Credit Agreement for six months from the effective date of the Form S-3, which was September 3, 2024. As of November 14, 2024, the remaining availability under the 2023 Equity Line of Credit Agreement was $1,700,000 of shares of Common Stock that can be sold to Lincoln Park under the 2023 Equity Line of Credit Agreement, subject to the terms of the 2023 Equity Line of Credit Agreement.

Warrants

The following table is a summary of the Company’s warrants outstanding and exercisable as of September 30, 2024.

			Exercise Price	Number of Warrants Outstanding and Common Stock Underlying Warrants
	Issuance Date	Expiration Date	per Share	September 30, 2024	December 31, 2023
Unmodified August 2022 Warrants(1)	August 25, 2022	August 25, 2027	$13.20	433,321	799,985
Modified August 2022 Warrants(1)	August 25, 2022	August 25, 2027	$4.13	55,553	-
January 2024 Purchase Warrants(2)	January 26, 2024	July 26, 2029	$4.13	171,000	-
July 2024 Purchase Warrants(2)	July 9, 2024	July 9, 2027	$2.25	1,248,527	-
August 2024 Purchase Warrants(2)	August 1, 2024	August 1, 2029	$1.36	2,566,667	-
				4,475,068	799,985

(1)	Liability classified
(2)	Equity classified

2010 Stock Incentive Plan

The Company’s employees, directors, and consultants were eligible to receive awards under the Vermillion, Inc. Second Amended and Restated 2010 Stock Incentive Plan (the “2010 Plan”), which was replaced by the 2019 Plan (as defined below) with respect to future equity grants. As of September 30, 2024, there were no shares of the Company’s common stock available for future grants under the 2010 Plan.

The following table summarizes stock option activity for the 2010 Plan during the nine months ended September 30, 2024.

Options outstanding at December 31, 2023	245,154
Options forfeited or expired	(199,794)
Options outstanding at September 30, 2024	45,360

The weighted average exercise price of outstanding options under the 2010 Plan as of September 30, 2024 was $28.11 and the weighted average remaining life was 1.21 years.

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

Subject to the terms and conditions of the 2019 Plan, the initial number of shares authorized for grants under the 2019 Plan is 699,485. On May 9, 2023, the Company’s stockholders approved an increase of 333,333 shares to the number of shares available for issuance under the 2019 Plan. On May 13, 2024, the Company’s stockholders approved an increase of 1,000,000 shares in the number of shares available for issuance under the 2019 Plan for a total of 2,032,818 shares. To the extent an equity award granted under the 2019 Plan expires or otherwise terminates without having been exercised or paid in full, or is settled in cash, the shares of common stock subject to such award will become available for future grant under the 2019 Plan. As of September 30, 2024, 794,090 shares of Aspira common stock were subject to outstanding stock options, and 153,750 shares of Aspira common stock were subject to unreleased restricted stock awards and a total of 642,865 shares of Aspira common stock were reserved for future issuance under the 2019 Plan.

The following table summarizes stock option activity for the 2019 Plan during the nine months ended September 30, 2024.

Options outstanding at December 31, 2023	514,768
Options granted	514,974
Options forfeited or expired	(235,652)
Options outstanding at September 30, 2024	794,090

The weighted average exercise price of outstanding options as of September 30, 2024, under the 2019 Plan was $7.15 and the weighted average remaining life was 8.40 years.

The following table summarizes RSU activity for the 2019 Plan during the nine months ended September 30, 2024.

RSUs outstanding at December 31, 2023	59,463
RSUs granted	273,951
RSUs vested and issued	(149,387)
RSUs forfeited or expired	(30,277)
RSUs vested and unissued at September 30, 2024	153,750

Stock-Based Compensation

During the nine months ended September 30, 2024, the Company granted option awards under the 2019 Plan with a weighted average grant date fair value of $1.62, and a weighted average exercise price of $2.68.

Assumptions included in the fair value per share calculations during the nine months ended September 30, 2024, were (i) expected terms of one to three years, (ii) one to three year treasury interest rates of 4.33% to 4.96% and (iii) market close prices ranging from $0.94 to $4.87. The Company recorded $13,000 in forfeitures for the nine months ended September 30, 2024.

The allocation of non-cash stock-based compensation expense by functional area for the three and nine months ended September 30, 2024 and 2023 was as follows.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2024	2023	2024	2023
Cost of revenue	$6	$7	$32	$26
Research and development	$46	$65	136	$224
Sales and marketing	$95	$(105)	139	$19
General and administrative	$232	$451	556	$1,033
Total	$379	$418	$863	$1,302

As of September 30, 2024, total unrecognized compensation cost related to unvested stock option awards was approximately $551,000, and the related weighted average period over which it is expected to be recognized was 1.95 years. As of September 30, 2024, there was $110,000 in unrecognized compensation costs related to restricted stock units, and the related weighted average period over which it is expected to be recognized is 0.75 years.

7. LOSS PER SHARE

The Company calculates basic loss per share using the weighted average number of shares of Aspira common stock outstanding during the period. The Company considers 2022 Warrants to be participating securities, because holders of such instruments participate in the event a dividend is paid on common stock. The holders of the 2022 Warrants do not have a contractual obligation to share in the Company’s losses. As such, losses are attributed entirely to common stockholders and for periods in which the Company has reported a net loss, diluted loss per common share is the same as basic loss per common share. Because the Company is in a net loss position, diluted loss per share is calculated using the weighted average number of shares of Aspira common stock outstanding and excludes the anti-dilutive effects of 5,468,268 potential shares of Aspira common stock for the three and nine months ended September 30, 2024 and 1,545,083 potential shares of Aspira common stock for the three and nine months ended September 30, 2023, inclusive of 4,475,068 and 799,985 shares of Aspira common stock issuable upon the exercise of the warrants outstanding as of September 30, 2024 and 2023, respectively. Potential shares of Aspira common stock and warrants include incremental shares of Aspira common stock issuable upon the exercise of stock options and warrants and the vesting of unvested restricted stock units.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Numerator:
Net Loss (in thousands)	$(3,547)	$(4,706)	$(11,706)	$(13,601)
Denominator:
Shares used in computing net loss per share, basic and diluted	15,405,672	9,776,436	13,269,646	8,838,342
Net loss per share, basic and diluted	$(0.23)	$(0.48)	$(0.88)	$(1.54)

8. SUBSEQUENT EVENTS

As discussed in Note 1, on October 17, 2024, the Company received a deficiency letter from the Listing Qualifications Department of the Nasdaq Stock Market indicating that the bid price for its Common Stock, for the last 30 consecutive business days, had closed below the minimum $1.00 per share and, as a result, the Company is not in compliance with the $1.00 minimum bid price requirement for the continued listing on the Nasdaq Capital Market, as set forth in Nasdaq Listing Rule 5550(a)(2). In accordance with the Nasdaq Listing Rule 5810(c)(3)(A), the Company has a period of 180 calendar days, or until April 15, 2025, to regain compliance with the minimum bid price requirement. To regain compliance, the closing bid price of the Common Stock must meet or exceed $1.00 per share for a minimum of ten consecutive business days during this 180-day period.

If the Company is not in compliance by April 15, 2025, the Company may qualify for a second 180 calendar day compliance period. If the Company does not qualify for, or fails to regain compliance during the second compliance period, or if it appears to Nasdaq that the Company will not be able to cure the deficiency, then Nasdaq will notify the Company of its determination to delist its Common Stock, at which point the Company would have an option to appeal the delisting determination to a Nasdaq hearings panel. There can be no assurance that the Company will be successful in maintaining its listing of its common stock on the Nasdaq Capital Market.

On October 23, 2024, the Advanced Research Projects Agency for Health (“ARPA-H”) announced that it had selected the Company as an awardee of the Sprint for Women’s Health. The Company will receive $10,000,000 in funding over two years through the Sprint for Women’s Health launchpad track for later-stage health solutions. The Company will receive payments based on the completion of certain agreed-upon milestones. We expect to meet the first milestone for payment in the fourth quarter of 2024. Upon successful acceptance of the required information related to the first milestone, we will receive a payment of $2,000,000. The award also provides for access to advisors to support the successful completion and commercial launch of the test before the end of the two-year contract term. We will work with an ARPA-H Program Manager and the ARPA-H Investor Catalyst Hub in the design, development, and commercial launch of this first-of-its kind test.

On October 23, 2024, the Company commenced drawing down on an At-the-Market offering agreement (the “2024 At-the-Market Offering”) after being prohibited from selling shares under the 2024 At-the-Market Offering until October 23, 2024, as required under the Warrant Inducement Agreement. As of November 18, 2024, the Company sold 348,185 shares of Common Stock under the 2024 At-the-Market Offering for gross proceeds of approximately $350,000. As of November 18, 2024, there is approximately $4,100,000 remaining under the 2024 At-the-Market Offering.

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

Forward-looking statements are subject to significant risks and uncertainties, including those discussed in Part I Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2023, as filed on April 1, 2024, as supplemented by the section titled “Risk Factors” in this Quarterly Report on Form 10-Q, that could cause actual results to differ materially from those projected in such forward-looking statements due to various factors, including:

●	projections or expectations regarding our future test volumes, revenue, price, cost of revenue, operating expenses, research and development expenses, gross profit margin, cash flow, results of operations and financial condition;

●	the ability to maintain the listing of our common stock and public warrants on the Nasdaq Capital Market;

●	our plan to broaden our commercial focus from ovarian cancer to differential diagnosis of women with a range of gynecological diseases, including additional pelvic disease conditions such as endometriosis, adenomyosis fibroids and benign pelvic mass monitoring;

●	our planned business strategy and the anticipated effects thereof, including partnerships such as those based on our Aspira Synergy platform, specimen or research collaborations, licensing arrangements and distribution agreements;

●	plans to expand our current or future products to markets outside of the United States;

●	plans to develop new algorithms, molecular diagnostic tests, products and tools and otherwise expand our product offerings;

●	plans to develop, launch and establish payer coverage and secure contracts for current and new products, including ENDOinform (formerly EndoMDx) and OVAinform (formerly OvaMDx);

●	expectations regarding local and/or national coverage under Novitas, our Medicare Administrative Carrier;

●	anticipated efficacy of our products, product development activities and product innovations, including our ability to improve sensitivity and specificity over traditional diagnostics;

●	expected competition in the markets in which we operate;

●	plans with respect to Aspira Labs, Inc. (“Aspira Labs”), including plans to expand or consolidate Aspira Labs’ testing capabilities, specifically molecular lab capabilities;

●	expectations regarding continuing future services provided by Quest Diagnostics Incorporated;

●	expectations regarding continuing future services provided by BioReference Health, LLC;

●	plans to develop informatics products as laboratory developed tests (“LDTs”) and potential Food and Drug Administration (“FDA”) oversight changes of LDTs;

●	expectations regarding existing and future collaborations and partnerships for our products, including plans to enter into decentralized arrangements for our Aspira Synergy platform and to provide and expand access to our risk assessment tests;

●	plans regarding future publications and presentations;

●	expectations regarding potential collaborations with governments, legislative bodies and advocacy groups to enhance awareness and drive policies to provide broader access to our tests;

●	our ability to continue to comply with applicable governmental regulations, including regulations applicable to the operation of our clinical lab, expectations regarding pending regulatory submissions and plans to seek regulatory approvals for our tests within the United States and internationally, as applicable;

●	our continued ability to expand and protect our intellectual property portfolio;

●	anticipated liquidity and capital requirements;

●	anticipated future losses and our ability to continue as a going concern;

●	expectations regarding raising capital and the amount of financing anticipated to be required to fund our planned operations;

●	expectation regarding attrition and recruitment of top talent;

●	expectations regarding the results of our clinical research studies and our ability to recruit patients to participate in such studies;

●	our ability to use our net operating loss carryforwards and anticipated future tax liability under U.S. federal and state income tax legislation;

●	expected market adoption of our current and prospective diagnostic tests, including Ova1, Overa, Ova1Plus, OvaWatch, ENDOinform and OVAinform, as well as our Aspira Synergy platform;

●	expectations regarding our ability to launch new products we develop, license, co-market or acquire;

●	expectations regarding the size of the markets for our products;

●	expectations regarding reimbursement for our products, and our ability to obtain such reimbursement, from third-party payers such as private insurance companies and government insurance plans;

●	potential plans to pursue clearance designation with the FDA with respect to OvaWatch, ENDOinform and OVAinform

●	expected potential target launch timing for future products;

●	expectations regarding compliance with federal and state laws and regulations relating to billing arrangements conducted in coordination with laboratories;

●	plans to advocate for legislation and professional society guidelines to broaden access to our products and services;

●	ability to protect and safeguard against cybersecurity risks and breaches; and

●	expectations regarding the results of our academic research agreements.

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

Company Overview

Corporate Vision

We are dedicated to the discovery, development, and commercialization of non-invasive, AI-powered tests to aid in the diagnosis of gynecologic diseases, starting with ovarian cancer.

We plan to broaden our focus to the differential diagnosis of other gynecologic diseases that typically cannot be assessed through traditional non-invasive clinical procedures. We expect to continue commercializing our existing and new technology and to distribute our tests through our decentralized technology transfer service platform, Aspira Synergy. We also intend to continue to raise public awareness regarding the higher sensitivity and negative predictive value for ovarian malignancy of Ova 1 as compared to cancer antigen 125 (“CA-125”) on its own for women with adnexal masses planned for surgery, as well as the performance of our machine learning algorithms in detecting ovarian cancer risk in different racial and ethnic populations. We plan to continue to expand access to our tests among Medicaid patients as part of our corporate mission to make the best care available to all women, and we plan to advocate for legislation and the adoption of our technology in professional society guidelines to provide broad access to our products and services.

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

The average number of field sales representatives during the nine months ended September 30, 2024 was 17, compared with 20 representatives in the nine months ended September 30, 2023. The average OvaSuite volume per field sales representative increased from 917 tests per representative in the nine months ended September 30, 2023 to 1,109 tests per representative in the nine months ended September 30, 2024, nearly a 21% increase.

Innovation. We believe our ability to successfully develop novel AI-powered assays is superior to others based on our knowledge and extensive experience in designing and successfully launching FDA-cleared and laboratory developed blood tests to aid in the diagnosis of ovarian cancer. We own and operate Aspira Labs, Inc., a research and commercial CLIA laboratory in Texas, and have accumulated more than 110,000 patient samples in our research biobank. Moreover, our history of successfully collaborating with world-class research and academic institutions allows us to innovate and provide outstanding patient care.

Our product pipeline is focused on two areas: ovarian cancer and endometriosis.

In ovarian cancer, we have developed clinical data to support the repeated use of our OvaWatch test for the monitoring of an adnexal mass. In the second quarter of 2024, we expanded the features of our commercially available OvaWatch test for monitoring of adnexal masses through periodic testing at physician prescribed intervals, marking the successful completion of the vision for OvaSuite. The successful expansion of the OvaWatch mass monitoring feature in the second quarter of 2024 resulted in a tenfold increase in the market for our tests when compared to the addressable market for Ova1Plus of approximately 200,000 to 400,000 based on patients identified for surgery. As a result, we believe the addressable market for our tests to have increased to between 2 and 4 million tests per year.

Our OVAinform development program continues to progress. OVAinform is a multi-marker test that combines serum proteins, clinical data (metadata), and miRNA for assessing the risk of ovarian cancer in women with an adnexal mass.

In endometriosis, we are developing and intend to introduce a new non-invasive test to aid in the diagnosis of this debilitating disease that impacts millions of women worldwide. We completed the design of a protein-based non-invasive blood test to aid the detection of endometrioma, one of the most common forms of endometriosis. The algorithm was confirmed with three independent cohorts and is an important input for our ENDOinform program focused on developing a multi-marker test that combines serum proteins, clinical data (metadata) and miRNA for the identification of endometriosis.

Our endometriosis portfolio addresses an even larger addressable market. According to the U.S. Department of Health and Human Services, endometriosis affects more than 6.5 million women in the United States. We believe the proliferation of commercially available and in-development therapeutics for the treatment of endometriosis will create a significant demand for a non-invasive diagnostic.

Operational Excellence. During the nine months ended September 30, 2024, we decreased our operating expenses by $1.9 million, when compared with the nine months ended September 30, 2023. We have continued our history of opportunistically raising capital. We raised gross proceeds of $5.6 million in January 2024 in a follow-on offering. We also raised gross proceeds of approximately $1.9 million in a private placement and gross proceeds of approximately $2.1 million in a warrant inducement transaction in July 2024. Subsequent to the quarter end, we began selling shares in connection with an At-the-Market agreement, resulting in gross proceeds of $350,000 through November 18, 2024.

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

Our products are distributed through our own national sales force, including field sales, inside sales and a contracted sales team, through our proprietary decentralized testing platform and cloud service, marketed as Aspira Synergy, and through marketing and distribution agreements with BioReference Health, LLC (“BioReference”) and ARUP Laboratories. In November of 2024, we expanded our distribution agreement with BioReference to include OvaWatch. This timing aligns with our approval from New York State and increases our ability to market the test in New York. This important addition will allow providers who currently order Ova1 through BioReference to also order Aspira’s products for any woman with a mass within their existing BioReference workflows.

Our Ova1 test received FDA de novo classification in September 2009. Ova1 comprises instruments, assays, reagents, and the OvaCalc software, which includes a proprietary algorithm that produces a risk score. Our Overa test, which includes an updated version of OvaCalc, received FDA 510(k) clearance in March 2016. Ova1, Overa and OvaWatch each use the Roche Cobas 4000, 6000 and 8000 platforms for analysis of proteins. Revenue from these sources is included in the results of operations in total revenue for the three and nine months ended September 30, 2024.

In 2021, we began entering into decentralized arrangements with large healthcare networks and physician practices for our Aspira Synergy platform, our decentralized testing platform and cloud service for decentralized global access of protein biomarker testing. Ova1, Overa, and the Ova1Plus workflow continue to be available through the Aspira Synergy platform. As of September 30, 2024, we had one active Aspira Synergy contract.

OvaWatch has been developed and is validated for use in Aspira’s CLIA-certified lab as a non-invasive blood-based risk assessment test for use in conjunction with clinical assessment and imaging to determine ovarian cancer risk for patients with an adnexal mass whose adnexal mass has been determined by an initial clinical assessment as indeterminate or benign. OvaWatch is the only commercially available blood test available for assessment of the risk of ovarian cancer in women diagnosed with an adnexal mass considered indeterminate or benign by a physician’s preliminary clinical assessment.

We collected clinical data to support the utility of OvaWatch to aid in surgical referral and as a longitudinal monitoring test, resulting in two manuscripts that were published in peer review journals in May 2024. In addition, an abstract highlighting data evaluating the use of OvaWatch to assess ovarian cancer risk in pre- and post-menopausal women was accepted for a poster presentation at the upcoming Annual Meeting of The Menopause Society in September 2024.

Outside of the United States, we sponsored studies in the Philippines aimed at validating Overa and Ova1 in specific populations. In February 2024, we signed an exclusive license agreement with Hi-Precision Laboratories to offer OvaSuite tests in the Philippines. In November 2024, Hi-Precision Laboratories communicated the completion of all laboratory and regulatory processes required for it to offer Ova1Plus commercially to patients in the Philippines under the terms of our licensing agreement. Accordingly, it began marketing the test to physicians through its existing sales and marketing channels at that time. We intend to assist Hi-Precision in the design and execution of its commercialization and physician adoption strategy. Building on the successful launch of Ova1Plus in the Philippines, we have created a process roadmap for future global expansion efforts.

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

●	OVAinform is a multi-marker test that combines serum proteins, clinical data (metadata), and miRNA for assessing the risk of ovarian cancer in women with an adnexal mass. The test is being developed in collaboration with Harvard’s Dana-Farber Cancer Institute (providing clinical and trial design expertise), Brigham & Women’s Hospital (providing miRNA technical expertise), and Medical University of Lodz (providing miRNA biomarker and bioinformatics analytic support).

The miRNAs used in the OVAinform test were the subject of a 2017 paper, “Diagnostic potential for a serum miRNA neural network for detection of ovarian cancer” published in the peer-reviewed journal Cancer Biology. In October 2023, a poster entitled “Improving the diagnostic accuracy of an ovarian cancer triage test using a joint miRNA-protein model,” was presented at the AACR Special Conference in Cancer Research: Ovarian Cancer by senior author, Dr. Kevin Elias M.D., Director, Gynecologic Oncology Laboratory at Brigham and Women’s Hospital and Assistant Professor of Obstetrics, Gynecology and Reproductive Biology at Harvard Medical School. The poster highlighted data from a study that combined serum protein and patient clinical information (metadata) from Aspira’s ovarian cancer registry studies with miRNA determined by the Elias laboratory. The data showed using miRNA in combination with serum proteins, provided superior performance over existing ovarian cancer risk assessment blood tests.

We have tested our entire set of selected miRNA biomarkers and, based on their performance, we are refining the features on our droplet digital PCR commercial platform. As a next step, we intend to increase our patient sample testing to refine the algorithm.

●	EndoCheck is the first protein biomarker test designed to identify ovarian endometriomas, one of the most common forms of endometriosis. We have confirmed the algorithm with three independent cohorts, achieving preliminary performance that supports its use to aid the detection and treatment of endometrioma. Endocheck research is an important input for our ENDOinform program focused on developing a multi-marker test that combines serum proteins, clinical data (metadata) and miRNA for the identification of endometriosis. Endocheck will not be launched as an independent test, and our future efforts will be focused on the development of ENDOinform.

●	ENDOinform (formerly EndoMDx) is a multi-marker test program that combines serum proteins, clinical data (metadata), and miRNA for the identification of endometriosis. The test is being developed in collaboration with a consortium of academic and clinical partners led by Dana Farber Cancer Institute. We are currently in the process of analyzing the first 100 patient samples to verify protein and miRNA biomarkers for their analytical properties on our droplet digital PCR commercial platform. This is a critical step in evaluating the strength of algorithms that incorporate miRNAs.

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

A publication entitled Serum miRNA improves the accuracy of a multivariate index assay for triage of an adnexal mass was published in the journal Gynecologic Oncology, August of 2024 from the laboratory of our collaborator Dr. Kevin Elias at the Brigham and Women’s Hospital. The paper describes the novel combination of microRNAs (miRNAs) and serum proteins to achieve increased performance in the assessment of malignancy risk in patients with an adnexal mass. The miRNAs, discovered by Dr Elias’ team, in combination with serum proteins from Aspira Women’s Health’s proprietary multivariate index assays Ova1 and Overa showed increased sensitivity for detection of malignancy and broader detection of diverse ovarian cancer subtypes. This publication establishes the feasibility of improved tests using multi-omic information.  (Webber JW, Wollborn L, Mishra S, Vitonis AF, Cramer DW, Phan RT, Pappas TC, Stawiski K, Fendler W, Chowdhury D, Elias KM. Serum miRNA improves the accuracy of a multivariate index assay for triage of an adnexal mass. Gynecol Oncol. 2024 Aug 23;190:124-130.)

An abstract entitled “Application of a Deep Neural Network-Based Algorithm to Provide Additional Information in the Assessment of Adnexal Masses Classified as Indeterminate by Imaging” was presented as a poster at the Annual Meeting of The Menopause Society in September 2024. This presentation highlighted data evaluating the use of OvaWatch to assess ovarian cancer risk in pre- and post-menopausal women. The data demonstrated that in women with an adnexal mass and an indeterminate ultrasound imaging result, the OvaWatch result indicated low malignant potential of the mass in more than 70% of patients. The use of OvaWatch could provide additional information to reduce surgical referrals.

An EndoCheck-related abstract entitled “Association of the Endometriosis Health Profile-5 (EHP-5) with Non-Invasive Biomarkers in Patients with Suspected Endometriosis” was presented as a poster at the 27th Annual National Association of Nurse Practitioner’s in Women’s Health (NPWH) Women’s Healthcare Conference in September 2024. This poster examined the association of biomarkers for ovarian endometriosis (endometrioma) with quality-of-life survey responses before and after surgical intervention. There was no association between endometrioma biomarkers and self-reported patient quality of life either prior to or after surgery, and this was consistent with other research.

An EndoCheck-related virtual poster entitled “A Proprietary Protein-Based Algorithm May Increase Sensitivity of Endometrioma Detection When Combined with Imaging” will be presented at the annual meeting of the American Association of Gynecologic Laparoscopists in November 2024. This poster summarizes a preliminary study on the performance of imaging combined with a protein biomarker-based algorithm. The combination of these diagnostic tools resulted in increased sensitivity of detection of endometrioma and could be effective in risk assessment and surgical planning for this condition.

On July 1, 2024, we received a deficiency letter from the Nasdaq Stock Market notifying us that, for the 30 consecutive business days prior to the date of the deficiency letter, our Market Value of Listed Securities was below the minimum of $35 million market cap requirement for continued inclusion on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(b)(2) (the “MVLS Requirement”). In accordance with Nasdaq Listing Rule 5810(c)(3)(C), Nasdaq has provided us with 180 calendar days, or until December 30, 2024, to regain compliance with the MVLS Requirement. In the event we do not regain compliance prior to December 30, 2024, we will receive written notification that our securities are subject to delisting, at which point we may appeal the delisting determination.

On October 15, 2024, the Company announced that it had received approval from the New York State Department of Health’s Clinical Laboratory Evaluation Program for OvaWatch. This approval is required for all lab developed tests to ensure compliance with New York State’s clinical laboratory regulatory standards. The comprehensive review process includes an assessment of procedures for maintaining quality, traceability, and risk management.

On October 17, 2024, we received a deficiency letter from the Nasdaq Stock Market indicating that, the bid price for our common stock (the “Common Stock”) for the 30 consecutive business days, had closed below the minimum $1.00 per share and, as a result, we are not in compliance with the $1.00 minimum bid price requirement for the continued listing on the Nasdaq Capital Market, as set forth in Nasdaq Listing Rule 5550(a)(2). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), Nasdaq has provided us with 180 calendar days, or until April 15, 2025, to regain compliance with the minimum bid price requirement. To regain compliance, the closing bid price of the Common Stock must meet or exceed $1.00 per share for a minimum of ten consecutive business days during this 180-day period. If we are not in compliance by April 15, 2025, we may qualify for a second 180 calendar day compliance period. If we do not qualify for, fail to regain compliance during the second compliance period, or if we appear to Nasdaq to be unable to cure the deficiency, then Nasdaq will notify us of its determination to delist our Common Stock, at which point we would have an option to appeal the delisting determination to a Nasdaq hearings panel.

On October 23, 2024, First Lady Dr. Jill Biden announced that we had been selected by the Advanced Research Projects Agency for Health (“ARPA-H”) as an awardee of the Sprint for Women’s Health, an initiative to address critical unmet challenges in women’s health, champion transformative innovations, and tackle health conditions that uniquely or disproportionately affect women. Under this initiative, we will receive up to $10 million in milestone-based funding over two years to develop our multi-marker blood test to aid in the detection of endometriosis. Our test will rely on a powerful, AI-powered algorithm that combines protein and microRNA biomarkers and patient data, and leverage technology that we pioneered for our ovarian cancer risk assessment blood tests.

We expect to meet the first milestone for payment in the fourth quarter of 2024. Upon successful acceptance of the required information related to the first milestone, we will receive a payment of $2 million. The award also provides for access to a team of world-class subject matter experts and advisors to support the successful completion and commercial launch of the test before the end of the two-year contract term. We will work with an ARPA-H Program Manager and the ARPA-H Investor Catalyst Hub in the design, development, and commercial launch of this first-of-its kind endometriosis diagnostic test.

On October 29, 2024, we held a virtual Investor Day presentation to discuss our successful presentation to ARPA-H and provide more details about the project.

Market Access and Reimbursement

We continue to gain momentum in our activities to increase coverage and reimbursement of OvaSuite products by contracting with payers and gaining OvaWatch reimbursement. The volume of Northeast Anthem claims, contracted in August 2024, is increasing and expected to improve the reimbursement per test in upcoming quarters. We further expect additional Anthem regions to complete contracting in the Anthem Central and Virginia geographic regions in the fourth quarter, adding an additional 16 million lives.

In the third quarter we completed a comprehensive analysis of select national, regional and Integrated Delivery Network (IDN) payers with the assistance of an experienced third-party consultant. The project provided additional insights regarding evidence requirements for broad support and reimbursement of OvaWatch. The findings of the analysis are being incorporated into a clinical utility study which is currently under development, the timing of which will depend on working capital available for its completion. While this project was focused on OvaWatch, we believe the output will help us advocate for expanded coverage for Ova1 and inform future market access strategies for future product launches.

Additionally, we met with numerous Medical Directors from Laboratory Benefit Management organizations and regional payers and have a further understanding of their requirements for OvaSuite medical necessity.

We also initiated an audit of our commercial payer contracts to ensure appropriate reimbursement. With this we have engaged in discussions that could improve the average unit price for OvaSuite tests. Additionally, we continue to monitor the state biomarker laws, which are increasingly mandating insurance coverage for biomarker testing in oncology. This trend is driven by the growing recognition of the importance of precision medicine and the need to ensure that patients have access to the most appropriate treatments. While these laws are a significant step forward, challenges remain, including inconsistencies across states, difficulties in defining “medically necessary,” and the requirement to demonstrate clinical utility utilizing real world evidence as a benchmark.

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

Results of Operations – Three months ended September 30, 2024 Compared to Three Months Ended September 30, 2023

The selected summary financial and operating data of the Company for the three months ended September 30, 2024 and 2023 were as follows.

	Three Months Ended
	September 30,		Increase (Decrease)
(dollars in thousands)	2024	2023	Amount	%
Revenue:
Product	$2,257	$2,217	$40	2
Total revenue	2,257	2,217	40	2
Cost of revenue:
Product	902	910	(8)	(1)
Total cost of revenue	902	910	(8)	(1)
Gross profit	1,355	1,307	48	4
Operating expenses:
Research and development	908	998	(90)	(9)
Sales and marketing	2,143	1,702	441	26
General and administrative	2,048	2,723	(675)	(25)
Total operating expenses	5,099	5,423	(324)	(6)
Loss from operations	(3,744)	(4,116)	372	(9)
Other income (expense), net:
Change in fair value of warrant liabilities	174	(1,201)	1,375	(114)
Interest (expense) income, net	(5)	12	(17)	(142)
Forgiveness of DECD loan	-	—	—	-
Other expense, net	28	599	(571)	(95)
Total other income (expense), net	197	(590)	787	(133)
Net loss	$(3,547)	$(4,706)	$1,159	(25)

Product Revenue. Product revenue was $2,257,000 for the three months ended September 30, 2024, compared to $2,217,000 for the same period in 2023. Revenue for Aspira Labs is recognized when the test result is successfully delivered based on estimates of what we expect to ultimately realize. The 2% product revenue increase is due to an increase in OvaSuite test volume. The OvaWatch AUP increased as reimbursement continues to conform with that of Ova1 as a result of additional contracts and higher collections.

The number of OvaSuite tests performed increased 4% to 6,001 during the three months ended September 30, 2024, compared to 5,783 product tests for the same period in 2023. This increase is a result of our revised commercial strategy. We expect test volume to increase in the fourth quarter of 2024 as a result of our investment in key sales and marketing personnel and the launch of OvaWatch longitudinal testing.

The volume and AUP for the three months ended September 30, 2024 and 2023 were as follows.

	Three Months Ended
	September 30,
	2024	2023
Product Volume:
Ova1Plus	4,708	4,768
OvaWatch	1,293	1,015
Total OvaSuite	6,001	5,783

Average Unit Price (AUP):
Ova1Plus	$381	$391
OvaWatch	360	347
Total OvaSuite	$376	$383

Cost of Revenue – Product. Cost of product revenue was $902,000 for the three months ended September 30, 2024 compared to $910,000 for the same period in 2023, representing a decrease of $8,000, or 1%, due primarily to increased shipping costs, offset by decreased lab supplies and personnel costs.

Gross Profit Margin. Gross profit margin for product revenue increased to 60.0% for the three months ended September 30, 2024, compared to 59.0% for the same period in 2023. The change was due to the increase in product revenue and the decrease in cost of product revenue.

Research and Development Expenses. Research and development expenses represent costs incurred to develop our technology and carry out clinical studies, and include personnel-related expenses, regulatory costs, reagents and supplies used in research and development laboratory work, infrastructure expenses, contract services and other outside costs. Research and development expenses for the three months ended September 30, 2024 decreased by $90,000, or 9%, compared to the same period in 2023. This decrease was primarily due to a decrease in personnel costs of $164,000, partially offset by an increase in consulting costs of $56,000. We expect research and development expenses to increase over the fourth quarter of 2024, as a result of our focus on the product pipeline for ARPA-H.

Sales and Marketing Expenses. Our sales and marketing expenses consist primarily of personnel-related expenses, education and promotional expenses. These expenses include the costs of educating physicians and other healthcare professionals regarding our products. Sales and marketing expenses also include the costs of sponsoring continuing medical education, medical meeting participation, and dissemination of scientific and health economic publications. Sales and marketing expenses for the three months ended September 30, 2024 increased by $441,000, or 26%, compared to the same period in 2023. This increase was primarily due to increased personnel costs of $340,000 and costs related to our contracted sales team of $123,000 and travel expenses of $121,000, offset by a decrease in other marketing costs of $82,000. We expect sales and marketing expenses to modestly increase over the fourth quarter of 2024 as we continue to focus on the commercialization of OvaWatch.

General and Administrative Expenses. General and administrative expenses consist primarily of personnel-related expenses, professional fees and other costs, including legal, finance and accounting expenses and other infrastructure expenses. General and administrative expenses for the three months ended September 30, 2024 decreased by $675,000, or 25%, compared to the same period in 2023. This decrease was primarily due to a decrease in personnel costs of $407,000 and legal expenses of $232,000. We expect general and administrative expenses to remain flat for the fourth quarter of 2024.

Change in Fair Value of Warrant Liabilities. For the three months ended September 30, 2024, there was a net decrease in fair value of warrant liabilities of $174,000. The decrease consisted of the change in warrant value of $137,000 due to the decrease in our stock price during the year and $37,000 due to the modification of certain warrants that were originally issued in 2022. For the three months ended September 30, 2023 there was a net increase in fair value of $1,201,000. The change in fair value during the three months ended September 30, 2023 was primarily due to an increase in the Company’s stock price during the quarter.

Results of Operations – Nine months ended September 30, 2024 Compared to Nine Months Ended September 30, 2023

The selected summary financial and operating data of the Company for the nine months ended September 30, 2024 and 2023 were as follows.

	Nine Months Ended
	September 30,		Increase (Decrease)
(dollars in thousands)	2024	2023	Amount	%
Revenue:
Product	$6,833	$7,023	$(190)	$(3)
Genetics	-	1	(1)	—
Total revenue	6,833	7,024	(191)	(3)
Cost of revenue:
Product	2,843	2,981	(138)	(5)
Total cost of revenue	2,843	2,981	(138)	(5)
Gross profit	3,990	4,043	(53)	())
Operating expenses:
Research and development	2,766	2,958	(192)	(6)
Sales and marketing	6,169	6,069	100	2
General and administrative	7,902	9,733	(1,831)	(19)
Total operating expenses	16,837	18,760	(1,923)	(10)
Loss from operations	(12,847)	(14,717)	1,870	(13)
Other income (expense), net:
Change in fair value of warrant liabilities	1,314	(233)	1,547	(664)
Interest income, net	(20)	46	(66)	(143)
Forgiveness of DECD loan	-	1,000	(1,000)	-
Other income (expense), net	(153)	303	(456)	(150)
Total other income (expense), net	1,141	1,116	25	2
Net loss	$(11,706)	$(13,601)	$1,895	$(14)

Product Revenue. Product revenue was $6,833,000 for the nine months ended September 30, 2024, compared to $7,023,000 for the same period in 2023. The 3% product revenue decrease is due to a decrease in the AUP per test, as well as the OvaSuite test volume compared to the prior year. The AUP for Ova1 tests decreased primarily as a result of our quarterly adjustments to estimates of variable consideration in 2023.

The number of OvaSuite tests performed decreased to 18,301 during the nine months ended September 30, 2024, compared to 18,331 product tests for the same period in 2023.

The volume and AUP for the nine months ended September 30, 2024 and 2023 were as follows.

	Nine Months Ended
	September 30,
	2024	2023
Product Volume:
Ova1Plus	14,649	15,941
OvaWatch	3,652	2,390
Total OvaSuite	18,301	18,331

Average Unit Price (AUP):
Ova1Plus	$379	$396
OvaWatch	349	295
Total OvaSuite	$373	$383

Cost of Revenue – Product. Cost of product revenue was $2,843,000 for the nine months ended September 30, 2024 compared to $2,981,000 for the same period in 2023, representing a decrease of $138,000, or 5%, due primarily to decreased consulting costs.

Gross Profit Margin. Gross profit margin for product revenue increased to 58.4% for the nine months ended September 30, 2024, compared to 57.5% for the same period in 2023. The change was due to the decrease in cost of product revenue, offset by the decrease in product revenue.

Research and Development Expenses. Research and development expenses for the nine months ended September 30, 2024 decreased by $180,000, or 6%, compared to the same period in 2023. This decrease was primarily due to a decrease in personnel costs of $666,000, offset by increased consulting costs of $204,000 and lab supplies of $94,000, as well as a one-time credit in 2023 of $200,000.

Sales and Marketing Expenses. Sales and marketing expenses for the nine months ended September 30, 2024 increased by $100,000, or 2%, compared to the same period in 2023. This increase was primarily due to an increase in costs associated with our contracted sales team of $684,000 and personnel costs of $559,000, offset by decreased consulting costs (including stock compensation) of $780,000, subscription costs of $187,000 and other marketing costs of $171,000.

General and Administrative Expenses. General and administrative expenses for the nine months ended September 30, 2024 decreased by $1,831,000, or 19% compared to the same period in 2023. This decrease was primarily due to a decrease in personnel costs of $755,000, consulting costs (including stock compensation) of $649,000 and public company expenses of $137,000.

Change in Fair Value of Warrant Liabilities. For the nine months ended September 30, 2024, there was a net decrease in fair value of warrant liabilities of $1,314,000. The decrease consisted of the change in warrant value due to the decrease in our stock price during the year of $1,768,000, offset by an increase $454,000 due to two modifications of certain warrants that were originally issued in 2022. For the nine months ended September 30, 2023 there was a net decrease in fair value of $233,000 related to the decrease in our stock price.

Liquidity and Capital Resources

We plan to continue to expend resources selling and marketing OvaSuite and developing additional diagnostic tests and service capabilities.

We have incurred significant net losses and negative cash flows from operations since inception, and as a result have an accumulated deficit of approximately $530,009,000 as of September 30, 2024. We also expect to incur a net loss and negative cash flows from operations for the remainder of 2024. Working capital levels may not be sufficient to fund operations as currently planned through the next twelve months, absent a significant increase in revenue over historic revenue or additional financing. Given the above conditions, there is substantial doubt about our ability to continue as a going concern within one year after the date these consolidated interim financial statements are filed.

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

In March 2016, we entered into a loan agreement (as amended on March 7, 2018, and April 3, 2020, the “DECD Loan Agreement”) with the State of Connecticut Department of Economic and Community Development (the “DECD”), pursuant to which we may borrow up to $4,000,000 from the DECD.

The loan may be prepaid at any time without premium or penalty. An initial disbursement of $2,000,000 was made to us on April 15, 2016, under the DECD Loan Agreement. On December 3, 2020, we received a disbursement of the remaining $2,000,000 under the DECD Loan Agreement, as we had achieved the target employment milestone necessary to receive an additional $1,000,000 under the DECD Loan Agreement and the DECD determined to fund the remaining $1,000,000 under the DECD Loan Agreement after concluding that the required revenue target would likely have been achieved in the first quarter of 2020 in the absence of the impacts of COVID-19.

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

In connection with a private placement offering of common stock and warrants we completed in May 2013, we entered into a stockholders agreement which, among other things, granted two of the primary investors in that offering the right to participate in any future equity offerings by the Company on the same price and terms as other investors. In addition, the stockholders agreement prohibits us from taking certain material actions without the consent of at least one of the two primary investors in that offering. These material actions include:

●	Making any acquisition with a value greater than $2 million;

●	Offering, selling or issuing any securities senior to Aspira’s common stock or any securities that are convertible into or exchangeable or exercisable for securities ranking senior to Aspira’s common stock;

●	Taking any action that would result in a change in control of the Company or an insolvency event; and

●	Paying or declaring dividends on any securities of the Company or distributing any assets of the Company other than in the ordinary course of business or repurchasing any outstanding securities of the Company.

The foregoing rights terminate for a primary investor when that investor ceases to beneficially own less than 50% of the shares and warrants (taking into account shares issued upon exercise of the warrants), in the aggregate, that were purchased at the closing of the 2013 private placement. We believe that the rights of one of the primary investors have so terminated.

On February 10, 2023, we entered into a Controlled Equity Offering Sales Agreement (the “2023 At-the-Market Offering Agreement”) with Cantor, as agent, pursuant to which we may offer and sell, from time to time, through Cantor, shares of our common stock, par value $0.001 per share, having an aggregate offering price of up to $12.5 million. The 2023 At-the-Market Offering Agreement was terminated in August 2024.

On March 28, 2023, we entered into an agreement with Lincoln Park (the “2023 Equity Line of Credit Agreement”), pursuant to which we have the right to sell to Lincoln Park shares of our common stock (the “Purchase Shares”), having an aggregate value of up to $10 million, subject to certain limitations and conditions, at our sole discretion during a 36-month period ending March 27, 2026.

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

We sold 472,312 shares of Common Stock under the 2023 Equity Line of Credit Agreement for gross proceeds of approximately $1,578,000 under the Old Registration Statement. In addition, 47,733 shares of Common Stock were issued to Lincoln Park as consideration for entering into the 2023 Equity Line of Credit Agreement.

On April 26, 2024, we filed a prospectus supplement to the Registration Statement related to the sale of up to $3,200,000 shares of Common Stock pursuant to the 2023 Equity Line of Credit Agreement.

On July 24, 2023, we completed a direct offering (the “Direct Offering”) resulting in net proceeds of approximately $4,157,000, after deducting underwriting discounts and offering expenses of $597,000.

Under the terms of the July 24, 2023 follow-on equity offering, we agreed not to sell shares under the 2023 Equity Line of Credit Agreement for 90 days. On October 30, 2023, we resumed selling shares under the 2023 Equity Line of Credit Agreement. As of August 9, 2024, the Company has sold 362,219 shares for aggregate gross proceeds of approximately $400,000 subsequent to June 30, 2024.

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

Effective upon the closing of the 2024 Direct Offering, we also amended certain existing warrants to purchase up to an aggregate of 366,664 shares at an exercise price of $13.20 per share and a termination date of August 25, 2027, so that the amended warrants have a reduced exercise price of $4.13 per share and a new termination date of January 26, 2029. The other terms of the amended warrants remain unchanged.

On July 1, 2024, we entered into a securities purchase agreement with certain investors in a private placement offering. Pursuant to the agreement, we issued an aggregate of 1,248,529 shares of its common stock and accompanying warrants (the “July 2024 Warrants”) to purchase an equal number of shares of common stock at a price of $1.53 per share and accompanying warrant. The July 2024 Warrants have an exercise price of $2.25 per share and are exercisable immediately. They will expire on July 9, 2027. The transaction resulted in gross proceeds of approximately $1,900,000, before deducting estimated costs of $73,000.

On July 31, 2024, we entered into a warrant inducement transaction with a certain investor, which resulted in gross proceeds of approximately $2,139,000, before deducting estimated costs of $277,000, excluding $1,323,000 of incremental value on the modification of the warrants. Under the terms of the Warrant Inducement Agreement, we agreed not to sell shares under the 2023 Equity Line of Credit Agreement from for six months from the effective date of the agreement.

On August 2, 2024, we entered into an agreement with H.C. Wainwright in connection with an At the Market offering agreement (the “2024 At-the-Market Offering”) to sell shares of our common stock, having an aggregate sales price of up to $4,450,000, from time to time, through an “at the market offering” program under which H.C. Wainwright will act as sales agent. We will pay Wainwright a commission rate equal to 3.0% of the aggregate gross proceeds from each sale of shares under the 2024 At-the-Market Offering. Under the terms of the Warrant Inducement Agreement, we were prohibited from selling shares under the 2024 At-the-Market Offering for 60 days from the closing date. On October 23, 2024, we began drawing down on the 2024 At-the-Market Offering. As of November 18, 2024, we sold 348,185 shares of Common Stock under the 2024 At-the-Market Offering for gross proceeds of approximately $350,000.

On October 23, 2024, First Lady Dr. Jill Biden announced that we had been selected by ARPA-H as an awardee for the Sprint for Women’s Health launchpad track for later-stage health solutions, an initiative to address critical unmet challenges in women’s health, champion transformative innovations, and tackle health conditions that uniquely or disproportionately affect women. Under this initiative, we will receive up to $10 million in milestone-based funding over two years to develop our multi-marker blood test to aid in the detection of endometriosis. Our test will rely on a powerful, AI-enabled algorithm that combines protein and microRNA biomarkers and patient data, and leverage technology that we pioneered for our ovarian cancer risk assessment blood tests.

We expect to meet the first milestone for payment in the fourth quarter of 2024. Upon successful acceptance of the required information related to the first milestone, we will receive a payment of $2 million. The award also provides for access to a team of world-class subject matter experts and advisors to support the successful completion and commercial launch of the test before the end of the two-year contract term. We will work with an ARPA-H Program Manager and the ARPA-H Investor Catalyst Hub in the design, development, and commercial launch of this first-of-its kind endometriosis diagnostic test.

As mentioned, we have incurred significant net losses and negative cash flows from operations since inception, and we expect to continue to incur a net loss and negative cash flows from operations in 2024. At September 30, 2024 we had an accumulated deficit of $530,009,000 and stockholders’ deficit of $2,520,000. As of September 30, 2024, we had $2,133,000 of cash and cash equivalents, $4,113,000 of current assets and $5,466,000 of current liabilities. While we expect to grow revenue through Aspira Labs, there is no assurance of our ability to generate substantial revenues and cash flows from Aspira Labs’ operations. We expect revenue from our products to be our only material, recurring source of cash in 2024.

Our future liquidity and capital requirements will depend upon many factors, including, among others:

●	resources devoted to sales, marketing and distribution capabilities;

●	the rate of OvaSuite product adoption by physicians and patients;

●	the rate of product adoption by healthcare systems and large physician practices of the decentralized distribution agreements for OvaSuite;

●	the insurance payer community’s acceptance of and reimbursement for our products;

●	our plans to acquire or invest in other products, technologies and businesses; and

●	the potential need to add study sites to access additional patients to maintain clinical timelines.

Net cash used in operating activities was $11,092,000 for the nine months ended September 30, 2024, resulting primarily from the net loss reported of $11,706,000, which includes non-cash expenses in the amount of $1,290,000 related to changes in accounts payable, stock compensation expense of $864,000, and $560,000 related to changes in prepaid expense, offset by $1,314,000 relating to a change in the fair value of warrants, changes in other liabilities of $668,000 and changes in accrued liabilities of $369,000.

Net cash used in operating activities was $12,444,000 for the nine months ended September 30, 2023, resulting primarily from the net loss reported of $13,601,000, which includes $1,302,000 related to stock compensation expense, non-cash expenses in the amount of $1,011,000 related to changes in prepaid expense, $258,000 related to commitment shares for the equity line and $162,000 related to depreciation and amortization, offset by the DECD loan forgiveness of $1,000,000, changes in fair value of warrant liabilities of $233,000, changes in accounts receivable of $345,000 and changes in accounts payable, accrued liabilities and other liabilities of $474,000.

Net cash used in investing activities was $37,000 and $12,000 for the nine months ended September 30, 2024, and 2023, respectively, which consisted of property and equipment purchases.

Net cash provided by financing activities was $10,407,000 for the nine months ended September 30, 2024, stemming primarily from a registered direct offering resulting in net proceeds of $4,830,000, after deducting placement agent costs and other expenses of $733,000, a warrant inducement offering resulting in net proceeds of $1,862,000, after deducting issuance costs of $1,600,000, proceeds from an equity line of credit offering of $1,901,000 and proceeds from a private equity offering resulting in proceeds of $1,838,000.

Net cash provided by financing activities was $4,255,000 for the nine months ended September 30, 2023, stemming primarily from a registered direct offering resulting in net proceeds of $4,157,000, after deducting placement agent costs and other expenses of $559,000, an equity line of credit offering of $178,000 and an at the market offering resulting in net proceeds of $68,000, after deducting transaction-related offering costs of $134,000, in addition to principal payments on the DECD loan.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our senior management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management, including our Chief Executive Officer and Interim Chief Financial Officer, performed an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2024. Based on this evaluation, our Chief Executive Officer and Interim Chief Financial Officer have concluded that as of September 30, 2024, our disclosure controls and procedures were not effective. This was due to two material weaknesses in the internal control over financial reporting that were identified as of December 31, 2023, and disclosed in our 2023 Annual Report Form 10-K related to multiple deficiencies and a lack of timely operation of certain internal controls over financial reporting and disclosure that continue to exist as of September 30, 2024.

Material Weaknesses

As previously reported, we identified material weaknesses related to:

●	the operation of internal controls related to information technology general controls (“ITGCs”) that are used to process and record certain revenue and expense transactions and support our financial reporting processes. The internal control around ITGCs resulted in the lack of certain internal controls over these IT systems and over data and reports accumulated in such IT systems; and

●	the design and implementation of our control activities over our revenue process. We did not adequately design controls to validate the delivery of the lab results to ordering physicians to ensure that revenue is being appropriately recognized.

Remediation Activities

In order to address the material weaknesses in internal control over financial reporting described above, management is performing, with direction from the audit committee, the following remediation activities:

●	Retained an internal controls specialist to complement the skills of the existing accounting and financial reporting staff, as well as implement key controls to improve business processes, including revenue and the IT environment.

●	Completed a preliminary process to identify all information technology applications that support the Company’s financial reporting processes and assess the risk of misstatement associated with each.

●	Completed a comprehensive review of the design and performance of internal controls related to information technology applications, including user access and program change controls.

●	Enhanced controls that require the assessment of service organization controls prior to implementation and on an annual basis.

●	Retained additional accounting and financial reporting resources during the year-end close to improve our ability to perform our disclosure controls and procedures on a timely basis, particularly for certain significant, non-routine or complex transactions.

●	Providing additional training and continuing education to accounting staff regarding SEC requirements and required disclosures under GAAP.

●	Enhanced the design of and implementation of controls around the rigor of the review process, and retention of sufficient appropriate evidence over the revenue process.

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

Changes in internal controls over financial reporting

As steps to remediate the material weaknesses discussed above, management has reviewed the design and performance of internal controls related to information technology applications and enhanced the design of and implementation of controls around the rigor of its review and documentation process. Apart from these steps, there was no change in our internal control over financial reporting that occurred during the period ended September 30, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the ordinary course of business, we may periodically become subject to legal proceedings and claims arising in connection with ongoing business activities. The results of litigation and claims cannot be predicted with certainty, and unfavorable resolutions are possible and could materially and adversely affect our results of operations, cash flows and financial position. In addition, regardless of the outcome, litigation could have an adverse impact on us because of defense costs, diversion of management resources and other factors. While the outcome of these proceedings and claims cannot be predicted with certainty, there are no matters, as of September 30, 2024, that, in the opinion of management, will have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 1A. RISK FACTORS

There have been no material changes to our risk factors from those disclosed under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on April 1, 2024 (the “2023 Annual Report”) and in Part II Item 1 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, filed with the SEC on August 13, 2024. The risks and uncertainties described in our 2023 Annual Report are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also materially adversely affect our business, financial condition or results of operations. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

If we fail to comply with the continued listing requirements of the Nasdaq Capital Market, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted.

Our Common Stock is currently listed on the Nasdaq Capital Market and the continued listing of our Common Stock on the Nasdaq Capital Market is contingent on our continued compliance with a number of listing requirements. If we are unable to comply with the continued listing requirements of the Nasdaq Capital Market, our Common Stock would be delisted from the Nasdaq Capital Market, which would limit investors’ ability to effect transactions in our Common Stock and subject us to additional trading restrictions. In order to maintain our listing, we must maintain certain share prices, financial and share distribution targets, including maintaining a minimum amount of stockholders’ equity and a minimum number of public stockholders, as well as satisfying other listing requirements of the Nasdaq Capital Market. In addition to these objective standards, Nasdaq Capital Market may delist the securities of any issuer for other reasons involving the judgment of Nasdaq Capital Market.

On July 1, 2024, we received a deficiency letter (the “Notice”) from the Listing Qualifications Department of The Nasdaq Stock Market, LLC (“Nasdaq”) stating that for the 30 consecutive business days prior to the date of the Notice, our Market Value of Listed Securities was below the minimum of $35 million required for continued listing on the Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(b)(2) (the “MVLS Requirement”). Nasdaq has provided us with 180 calendar days, or until December 30, 2024 (the “MVLS Compliance Date”), to regain compliance with the MVLS Requirement.

To regain compliance with the MVLS Requirement, the market value of our common stock must meet or exceed $35.0 million for a minimum of 10 consecutive business days during the 180-day grace period ending on the MVLS Compliance Date, unless the Staff exercises its discretion to extend this ten consecutive business day period. In the event we do not regain compliance prior to the MVLS Compliance Date, we will receive written notification that our securities are subject to delisting, at which point then we may appeal the delisting determination. There can be no assurance that we will be successful in maintaining the listing of our common stock on the Nasdaq Capital Market.

On October 17, 2024, we received written notice from Nasdaq that we were not in compliance with Nasdaq Listing Rule 5550(a)(2), as the minimum bid price of our common stock had been below $1.00 per share for 30 consecutive business days. In accordance with Nasdaq Listing Rule 5810, we have a period of 180 calendar days, or until April 15, 2025, to regain compliance with the minimum bid price requirement and market value of common stock requirement. To regain compliance with the Nasdaq bid price requirement, the closing bid price of our common stock must meet or exceed $1.00 per share for at least 10 consecutive business days during this 180- calendar day period. In the event we do not regain compliance by April 15, 2025, we may be eligible for an additional 180 calendar day grace period; however, there can be no assurance that we will regain compliance with the Nasdaq continued listing requirements.

There is no assurance that we will be able to maintain compliance with the Nasdaq Capital Market continued listing standards and/or continue our listing on the Nasdaq Capital Market in the future.

If the Nasdaq Capital Market delists our Common Stock from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect the Common Stock would qualify to be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity for our securities;

●	substantially impair our ability to raise additional funds;

●	the loss of institutional investor interest and a decreased ability to issue additional securities or obtain additional financing in the future;

●	a determination that our Common Stock is a “penny stock,” which will require brokers trading in our Common Stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	a limited amount of news and analyst coverage; and

●	potential breaches of representations or covenants of our agreements pursuant to which we made representations or covenants relating to our compliance with applicable listing requirements, which, regardless of merit, could result in costly litigation, significant liabilities and diversion of our management’s time and attention and could have a material adverse effect on our financial condition, business and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended September 30, 2024, none of the Company’s directors or officers adopted or terminated any “Rule 10b5-1 trading arrangements” or any “non-Rule 10b5-1 trading arrangements,” as each term is defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS

The following exhibits are filed or incorporated by reference with this report as indicated below:

Incorporated by Reference
Exhibit					Filing	Filed
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					✓
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					✓
32.1**	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					✓✓
101.INS	Inline XBRL Instance Document - (the instant document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).					✓
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents					✓
104	Cover page formatted as Inline XBRL and contained in Exhibit 101					✓

✓ Filed herewith

✓✓ Furnished herewith

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

Aspira Women’s Health Inc.

Date: November 19, 2024	/s/ Nicole Sandford
Nicole Sandford

Chief Executive Officer

(Principal Executive Officer) and Director

Date: November 19, 2024	/s/ John Kallassy
John Kallassy

Interim Chief Financial Officer

(Principal Financial Officer and Principal Accounting Officer)

