Form 10-K
period 2024-12-31
Aspira Women's Health Inc.
filed 2025-03-27
CIK 926617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2024 or

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

The aggregate market value of voting common stock held by non-affiliates of the registrant is $21,088,293 and is based upon the last sales price as quoted on The Nasdaq Capital Market as of June 30, 2024.

As of March 25, 2025, the registrant had 29,764,248 shares of common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information from the registrant’s Definitive Proxy Statement for its 2025 Annual Meeting of Stockholders is incorporated by reference into Part III of this report.

ASPIRA WOMEN’S HEALTH INC.

The following are registered and unregistered trademarks and service marks of Aspira Women’s Health Inc.: VERMILLIONSM, Aspira Women’s Health®, OVA1®, OVERA®, ASPiRA LABS®, OvaCalc®, OVASUITESM, ASPiRA GenetiXSM , OVA1PLUS®, OVAWATCH®, EndoCheckSM, ENDOINFORMTM, OVAINFORMTM, OvaInheritSM, Aspira Synergy®,, OVA360SM, ASPIRA IVDSM, and YOUR HEALTH, OUR PASSION®.

i

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

Examples of forward-looking statements include, without limitation:

●	projections or expectations regarding our future test volumes, revenue, average unit price, cost of revenue, operating expenses, research and development expenses, gross profit margin, cash flow, results of operations and financial condition;

●	the ability to maintain the listing of our common stock and public warrants on The Nasdaq Capital Market;

●	our plan to broaden our commercial focus from ovarian cancer to differential diagnosis of women with a range of gynecological diseases, including additional pelvic disease conditions such as endometriosis and benign pelvic mass monitoring;

●	our planned business strategy and the anticipated effects thereof, including partnerships such as those based on our Aspira Synergy platform, specimen or research collaborations, licensing arrangements, commercial collaborations and distribution agreements;

●	plans to expand our current or future products to markets outside of the United States through distribution collaborations or out-licensing;

●	plans to develop new algorithms, molecular diagnostic tests, products and tools and otherwise expand our product offerings;

●	plans to develop, launch and establish payer coverage and secure contracts for current and new products, including ENDOinform (formerly EndoMDx) and OVAinform (formerly OvaMDx);

●	expectations regarding local and/or national coverage under Novitas, our Medicare Administrative Carrier;

●	anticipated efficacy of our products, product development activities and product innovations, including our ability to improve sensitivity and specificity over traditional diagnostics;

●	expected competition in the markets in which we operate;

●	plans with respect to Aspira Labs, Inc. (“Aspira Labs”), including plans to expand Aspira Labs’ testing capabilities, specifically molecular lab capabilities;

●	expectations regarding continuing future services provided by Quest Diagnostics Incorporated;

●	expectations regarding continuing future services provided by BioReference Health, LLC;

●	plans to develop informatics products as laboratory developed tests (“LDTs”) and potential Food and Drug Administration (“FDA”) oversight changes of LDTs;

●	expectations regarding existing and future collaborations and partnerships for our products, including plans to enter into decentralized arrangements for our Aspira Synergy platform and to provide and expand access to our risk assessment tests;

●	plans regarding future publications and presentations;

●	expectations regarding potential collaborations with governments, legislative bodies and advocacy groups to enhance awareness and drive policies to provide broader access to our tests;

●	our ability to continue to comply with applicable governmental regulations, including regulations applicable to the operation of our clinical lab, expectations regarding pending regulatory submissions and plans to seek regulatory approvals for our tests within the United States and internationally, as applicable;

●	our continued ability to expand and protect our intellectual property portfolio;

●	anticipated liquidity and capital requirements;

●	anticipated future losses and our ability to continue as a going concern;

●	expectations regarding raising capital and the amount of financing anticipated to be required to fund our planned operations;

●	expectations regarding attrition and recruitment of top talent;

●	expectations regarding the results of our clinical research studies and our ability to recruit patients to participate in such studies;

●	our ability to use our net operating loss carryforwards and anticipated future tax liability under U.S. federal and state income tax legislation;

●	expected market adoption of our current and prospective diagnostic tests, including Ova1, Overa, Ova1Plus, OvaWatch, ENDOinform and OVAinform, as well as our Aspira Synergy platform;

●	expectations regarding our ability to launch new products we develop, license, co-market or acquire;

●	expectations regarding the size of the markets for our products;

●	expectations regarding reimbursement for our products, and our ability to obtain such reimbursement, from third-party payers such as private insurance companies and government insurance plans;

●	potential plans to pursue clearance designation with the FDA with respect to OvaWatch, ENDOinform and OVAinform;

●	expected potential target launch timing for future products;

●	expectations regarding compliance with federal and state laws and regulations relating to billing arrangements conducted in coordination with laboratories;

●	plans to advocate for legislation and professional society guidelines to broaden access to our products and services;

●	ability to protect and safeguard against cybersecurity risks and breaches; and

●	expectations regarding the results of our academic research agreements.

We caution you that the foregoing list may not contain all of the forward-looking statements made in this Annual Report on Form 10-K.

Other sections of this Annual Report on Form 10-K may include additional factors that could harm our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time, and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in, or implied by, any forward-looking statements.

Forward-looking statements are subject to significant risks and uncertainties, including those discussed in Part I Item 1A, “Risk Factors,” that could cause actual results to differ materially from those projected in such forward-looking statements due to various factors, including our ability to continue as a going concern; our ability to comply with the continued listing requirements of the Listing Qualifications Department of The Nasdaq Stock Market, LLC (“Nasdaq”); impacts resulting from potential changes to coverage of Ova1 through our Medicare Administrative Carrier for Ova1; anticipated use of capital and its effects; our ability to increase the volume of our product sales; failures by third-party payers to reimburse for our products and services or changes to reimbursement rates; our ability to continue developing existing technologies and to develop, protect and promote our proprietary technologies; plans to develop and perform LDTs; our ability to comply with FDA regulations that relate to our products and to obtain any FDA clearance or approval required to develop and commercialize medical devices; our ability to develop and commercialize additional diagnostic products and achieve market acceptance with respect to these products; our ability to compete successfully; our ability to obtain any regulatory approval required for our future diagnostic products; our or our suppliers’ ability to comply with FDA requirements for production, marketing and post-market monitoring of our products; our ability to maintain sufficient or acceptable supplies of immunoassay kits from our suppliers; in the event that we succeed in commercializing our products outside the United States, the political, economic and other conditions affecting other countries; changes in healthcare policy; our ability to comply with environmental laws; our ability to comply with the additional laws and regulations that apply to us in connection with the operation of Aspira Labs; our ability to use our net operating loss carryforwards; our ability to use intellectual property; our ability to successfully defend our proprietary technology against third parties; our ability to obtain licenses in the event a third party successfully asserts proprietary rights; the liquidity and trading volume of our common stock; the concentration of ownership of our common stock; our ability to retain key employees; our ability to secure additional capital on acceptable terms to execute our business plan; business interruptions or force majeure or acts of God; the effectiveness and availability of our information systems; our ability to integrate and achieve anticipated results from any acquisitions or strategic alliances; future litigation against us, including infringement of intellectual property and product liability exposure; and additional costs that may be required to make further improvements to our laboratory operations.

SUMMARY OF RISK FACTORS

The following is only a summary of the principal risks that may materially adversely affect our business, financial condition, results of operations and cash flows. The following should be read in conjunction with the more complete discussion of the risk factors we fact, which are set forth in the section entitled “Item 1A. Risk Factors” in this report.

Risks Related to Our Business and Industry

●	If we are unable to increase the volume of OvaSuite sales, our business, results of operations and financial condition will be adversely affected.
●	There is substantial doubt about our ability to continue as a going concern, and this may adversely affect our stock price and our ability to raise capital.
●	We may need to sell additional shares of our common stock or other securities in the future to meet our capital requirements, which could cause significant dilution.
●	We will need to raise additional capital in the future, and if we are unable to secure adequate funds on terms acceptable to us, we may be unable to execute our business plan.
●	Failures by third-party payers to reimburse for our products and services or changes in reimbursement rates could materially and adversely affect our business, financial condition and results of operations. In addition, changes in medical society guidelines may also adversely affect payers and result in a material change in coverage, adversely affecting our business, financial condition and results of operations.
●	Failure to continue coverage of Ova1 through Novitas, our Medicare Administrative Contractor for Ova1, could materially and adversely affect our business, financial condition and results of operation.
●	Failure to expand commercial, Medicare or Medicaid coverage for our products could materially and adversely affect our business, financial condition and results of operations.
●	We are currently offering and developing multiple tests as LDTs and intend to develop and perform LDTs at Aspira Labs in the future. FDA’s newly-issued rule for LDTs, which will be phased in over a period of four years, will significantly change the regulatory landscape for LDTs. Unless the rule is overturned by a court or superseded by Congressional action, our currently marketed LDTs and those we develop in the future will be subject to new requirements including, for some tests, premarket authorization. The new rule will lead to additional compliance costs and may delay or prevent market entry for new or modified tests and there is a risk that their commercialization, and our results of operations and financial condition, will be negatively affected.
●	Our diagnostic tests and software are subject to ongoing regulation by the FDA, and any delay by or failure of the FDA to authorize our diagnostic tests submitted to the FDA may adversely affect our business, results of operations and financial condition.
●	If we or our suppliers fail to comply with FDA requirements for production, marketing and post-market monitoring of our products, we may not be able to market our products and services and may be subject to stringent penalties, product restrictions or recall.
●	If our suppliers fail to produce acceptable or sufficient stock, fail to supply stock due to supply shortages, make changes to the design or labeling of their biomarker kits or discontinue production of existing biomarker kits or instrument platforms, we may be unable to meet market demand for OvaSuite products.
●	The operation of Aspira Labs requires us to comply with numerous laws and regulations, which is expensive and time-consuming and could adversely affect our business, financial condition and results of operations, and any failure to comply could result in exposure to substantial penalties and other harm to our business.
●	If we are unable to complete the required milestones under our federal award milestone-based funding agreement, our business, results of operations and financial condition will be adversely affected.
●	Our milestone-based funding from a federal award could be delayed or eliminated based on actions from the Trump Administration.

Risks Related to Intellectual Property and Product Liability

●	If we fail to maintain our rights to utilize intellectual property directed to diagnostic biomarkers, we may not be able to offer diagnostic tests using those biomarkers.
●	If a third party infringes on our proprietary rights, we may lose any competitive advantage we have as a result of diversion of our time, enforcement costs and the loss of the exclusivity of our proprietary rights.

Operational Risks

●	Because our business is highly dependent on key executives and employees, our inability to recruit and retain these people could hinder our business plans.
●	The operation of Aspira Labs and our Aspira Synergy business depends on the effectiveness and availability of our information systems, including the information systems we use to provide services to our customers and to store employee data. If our information technology systems or those third parties upon which we rely or our data, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse consequences.

Risks Related to Owning Our Stock

●	If we fail to maintain compliance with the Nasdaq minimum listing requirements, our common stock will be subject to delisting. Our ability to publicly or privately sell equity securities and the liquidity of our common stock could be adversely affected if our common stock is delisted.
●	Unless our common stock continues to be listed on a national securities exchange it will become subject to the so-called “penny stock” rules that impose restrictive sales practice requirements.

PART I

ITEM 1.	BUSINESS

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

We expect our extensive experience with gynecologists and healthcare providers, along with the historical adoption of our OvaSuite tests, to continue to drive growth as we introduce new products. We believe our ability to successfully develop novel AI-enabled assays is superior to others based on our know-how and extensive experience in designing and successfully launching FDA-approved and laboratory developed blood tests to aid in the diagnosis of ovarian cancer. Moreover, our history of successfully collaborating with world-class research and academic institutions allows us to innovate and provide outstanding patient care.

We own and operate Aspira Labs, Inc., a research and commercial CLIA laboratory in Texas.

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

Our OVAinform development program continues to progress. OVAinform is a multi-marker test that combines serum proteins, clinical data (metadata), and miRNA for assessing the risk of ovarian cancer in women with an adnexal mass. We believe that by including patients with genetic and familial risk, it will increase the addressable market to 2,800,000.

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

Recent developments:

Our current capital resources are not sufficient to fund our operations for the remainder of 2025. Accordingly, we have been pursuing strategic alternatives and seeking to raise additional capital.

 On March 5, 2025, we entered into a securities purchase agreement with certain existing accredited shareholders (“the “Purchasers”) for the issuance and sale in a private placement (the “March 2025 Private Placement”) of an aggregate principal amount of approximately $1,365,000 in the form of Senior Secured Convertible Promissory Notes (the “Convertible Notes”).

The Convertible Notes, which are convertible into units consisting of one share of common stock and 2.25 warrants (the “March 2025 Warrants”), will be senior, secured obligations of the Company. Interest will accrue and be payable on a quarterly basis in kind at 3.34%, the applicable federal rate at the time of the transaction. The Convertible Notes will mature on March 6, 2030, unless earlier converted in accordance with the terms of the Convertible Notes. In addition, the Company shall have the option to convert the Convertible Notes into units at the Conversion Price if the sum of the net proceeds from the sale of the Convertible Notes and the net proceeds from the sale of any shares of common stock and warrants by the Company subsequent to the March 2025 Private Placement equals or exceeds $4 million.

The March 2025 Warrants are exercisable for five years at $0.25 per share for the first 24 months after issuance, and $0.50 per share thereafter.

The holders of the Notes are entitled to three representatives on our board of directors.

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

We believe that our approach of monitoring and combining multiple biomarkers using a variety of analytical techniques has allowed and will continue to allow us to create diagnostic tools that provide information about the disease state with sufficient sensitivity and specificity to aid the physician considering treatment options for patients with complex diseases. Such assays are sometimes referred to as Multivariate Index Assays (“MIAs”) and often utilize advanced algorithms based on logistic regression, pattern recognition and the like. Often, MIA algorithms are non-intuitive and; therefore, require rigorous clinical validation and error modeling. Aspira and its collaborators are considered experts in these areas and, in the case of Ova1 and Overa, presented both the clinical validation and error modeling needed to gain pre-market authorization from the FDA. In the case of Ova1, the FDA granted a request for de novo classification of an ovarian adnexal mass assessment score test system, a type of in vitro diagnostic device; in the case of Overa (previously Ova1 Next Generation), FDA granted a 510(k) clearance.

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

Our products are distributed through our own national sales force, including field sales, inside sales and a contracted sales team, through our proprietary decentralized testing platform and cloud service, marketed as Aspira Synergy, and through marketing and distribution agreements with BioReference Health, LLC. (“BioReference”) and ARUP Laboratories. In November of 2024, we expanded our distribution agreement with BioReference to include OvaWatch. This timing aligns with our approval from New York State to sell OvaWatch and increases our ability to market the test in New York. This important addition will allow providers who currently order Ova1 through BioReference to also order Aspira’s products for any woman with a mass within their existing BioReference workflows.

Our Ova1 test received FDA de novo classification in September 2009. Ova1 comprises instruments, assays, reagents, and the OvaCalc software, which includes a proprietary algorithm that produces a risk score. Our Overa test, which includes an updated version of OvaCalc, received FDA 510(k) clearance in March 2016. Ova1, Overa and OvaWatch, our first LDT, each use the Roche Cobas 4000, 6000 and 8000 platforms for analysis of proteins. Revenue from Ova1 and OvaWatch is included in the results of operations in total revenue for the year ended December 31, 2024.

In 2021, we began entering into decentralized arrangements with large healthcare networks and physician practices for our Aspira Synergy platform, our decentralized testing platform and cloud service for decentralized global access of protein biomarker testing. Ova1, Overa, and the Ova1Plus workflow continue to be available through the Aspira Synergy platform. As of December 31, 2024, we had two active Aspira Synergy contracts.

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

We collected clinical data to support the utility of OvaWatch to aid in surgical referral and as a longitudinal monitoring test, resulting in two manuscripts that were published in peer review journals in May 2024. In addition, an abstract highlighting data evaluating the use of OvaWatch to assess ovarian cancer risk in pre- and post-menopausal women was accepted for a poster presentation at the Annual Meeting of The Menopause Society in September 2024.

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

In the United States, revenue for diagnostic tests comes from several sources, including third-party payers such as insurance companies, government healthcare programs, such as Medicare and Medicaid, client bill accounts and patients. Novitas Solutions, a Medicare Administrative Carrier, covers and reimburses for Ova1 tests performed in certain states, including Texas. Due to our billed Ova1 tests being performed exclusively at Aspira Labs in Texas, the Local Coverage Determination (“LCD”) from Novitas Solutions provides national coverage for patients enrolled in Medicare as well as Medicare Advantage health plans. We have applied for an LCD for OvaWatch, which remains under review.

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

The miRNAs used in the OVAinform test were the subject of a 2017 paper, “Diagnostic potential for a serum miRNA neural network for detection of ovarian cancer” published in the peer-reviewed journal Cancer Biology. In October 2023, a poster entitled “Improving the diagnostic accuracy of an ovarian cancer triage test using a joint miRNA-protein model,” was presented at the AACR Special Conference in Cancer Research: Ovarian Cancer by senior author, Dr. Kevin Elias M.D., Director, Gynecologic Oncology Laboratory at Brigham and Women’s Hospital and Assistant Professor of Obstetrics, Gynecology and Reproductive Biology at Harvard Medical School. The poster highlighted data from a study that combined serum protein and patient clinical information (metadata) from Aspira’s ovarian cancer registry studies with miRNA determined by the Elias laboratory. The data showed that using miRNA in combination with serum proteins, provided superior performance over existing ovarian cancer risk assessment blood tests.

We have tested our entire set of selected miRNA biomarkers and, based on their performance, we are refining the features on our droplet digital PCR commercial platform. As a next step, we intend to increase our patient sample testing to refine the algorithm.

●	ENDOinform (formerly EndoMDx) is a multi-marker test program that combines serum proteins, clinical data (metadata), and miRNA for the identification of endometriosis. The test is being developed in collaboration with a consortium of academic and clinical partners led by Dana-Farber Cancer Institute. We are currently in the process of analyzing the first 180 patient samples to verify protein and miRNA biomarkers. These investigations will establish analytical properties on our droplet digital PCR commercial platform for miRNA detection. Additionally, this data set will provide information on initial disease classification capability of miRNA and proteins. This is a critical step in evaluating the strength of algorithms that incorporate miRNAs and proteins.

Studies and Publications

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

An EndoCheck-related abstract entitled “Association of the Endometriosis Health Profile-5 (EHP-5) with Non-Invasive Biomarkers in Patients with Suspected Endometriosis” was presented as a poster at the 27th Annual National Association of Nurse Practitioner’s in Women’s Health Women’s Healthcare Conference in September 2024. This poster examined the association of biomarkers for ovarian endometriosis (endometrioma) with quality-of-life survey responses before and after surgical intervention. There was no association between endometrioma biomarkers and self-reported patient quality of life either prior to or after surgery, and this was consistent with other research.

An EndoCheck-related virtual poster entitled “A Proprietary Protein-Based Algorithm May Increase Sensitivity of Endometrioma Detection When Combined with Imaging” was presented at the annual meeting of the American Association of Gynecologic Laparoscopists in November 2024. This poster summarizes a preliminary study on the performance of imaging combined with a protein biomarker-based algorithm. The combination of these diagnostic tools resulted in increased sensitivity of detection of endometrioma and could be effective in risk assessment and surgical planning for this condition.

The Diagnostic Field

The economics of healthcare demand effective and efficient allocation of resources which can be accomplished through disease prevention, early detection of disease leading to early intervention, and diagnostic tools that can triage patients to more appropriate therapy and intervention. In 2024, Fortune Business Insight, a market research and business consulting partnership, published a study which forecasts the global in vitro diagnostic (“IVD”) market to reach $117.6 billion by 2032, growing at a compound annual growth rate of 6.0% from 2024 to 2032. We have chosen to concentrate our business focus in the areas of gynecologic oncology and disease where we have established strong key opinion leaders, and provider and patient relationships. Demographic trends suggest that, as the population ages, the burden from gynecologic diseases will increase and the demand for quality diagnostic, prognostic and predictive tests will escalate. In addition, the areas of gynecologic oncology and disease generally lack quality diagnostic tests and, therefore, we believe patient outcomes can be significantly improved by the development of novel diagnostic tests. Furthermore, an increasing number of women are becoming aware of the importance of early detection, particularly in gynecologic diseases.

Ovarian Cancer Background

Commonly known as the “silent killer,” ovarian cancer leads to nearly 13,000 deaths each year in the United States. In 2024, The American Cancer Society (“ACS”) estimated that nearly 20,000 new ovarian cancer cases were diagnosed, with the majority of patients diagnosed in the late stages of the disease in which the cancer has spread beyond the ovary. Unfortunately, ovarian cancer patients in the late stages of the disease have a poor prognosis, which leads to high mortality rates. According to the ACS, when ovarian cancer is diagnosed at its earliest stage (stage 1), patients have up to a 93%, 5-year survival rate following surgery and/or chemotherapy. The 5-year survival rate falls to as low as 31% for ovarian cancer patients diagnosed in the late-stages of the disease.

While the diagnosis of ovarian cancer in its earliest stages greatly increases the likelihood of long-term survival from the disease, another factor that predicts clinical outcomes from ovarian cancer is the specialized training of the surgeon who operates on the ovarian cancer patient. Numerous studies have demonstrated that treatment of malignant ovarian tumors by specialists such as gynecologic oncologists coupled with specialist medical centers improves outcomes for women with these tumors. Published guidelines from the SGO and the ACOG recommends referral of women with malignant ovarian tumors to specialists. Accordingly, there is a clinical need for a diagnostic test that can provide adequate predictive value to stratify patients with a pelvic mass into those with a high-risk of invasive ovarian cancer versus those with a low-risk of ovarian cancer, which is essential for improving overall survival in patients with ovarian cancer. The goal is to catch the mass early before it becomes late-stage cancer.

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

Starting in 2014, we offered Ova1 via Aspira Labs. In March 2015, we entered into a commercial agreement with Quest Diagnostics. Pursuant to this agreement, as subsequently amended, all Ova1 U.S. testing services for Quest Diagnostics customers were transferred to Aspira’s wholly-owned subsidiary, Aspira Labs and Quest Diagnostics has continued to provide blood draw and logistics support by transporting specimens from its clients to Aspira Labs for testing in exchange for a market value fee. In 2022, the agreement was amended to include OvaWatch testing services. In October 2022, we launched a co-marketing and distribution collaboration with BioReference, as a new channel for volume growth. Under terms of the agreement, the Aspira and BioReference and sales teams collaborate to sell Ova1Plus to gynecologists and other women’s healthcare providers nationwide. In November 2024, Aspira and BioReference announced the expansion of the sale team collaboration to include OvaWatch.

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

On May 7, 2024, we announced the publication of two peer-reviewed manuscripts, “Ovarian Cancer Surgical Consideration is Markedly Improved by the Neural Network Powered-MIA3G Multivariate Index Assay” and “Neural Network-derived Multivariate Index Assay Demonstrates Effective Clinical Performance in Longitudinal Monitoring of Ovarian Cancer Risk.” See “Studies and Publications” above for additional information.

Commercial Operations

We have a commercial infrastructure, including sales and marketing and reimbursement expertise. We also operate Aspira Labs, a CLIA certified clinical laboratory in Austin, Texas. Our sales representatives work to identify opportunities for educating general gynecologists and gynecologic oncologists on the benefits of Ova1. In February 2015, Aspira received ISO 13485:2003 certification for our quality management system from the British Standards Institution (BSI), one of the world’s leading certification bodies. We currently hold CE marks for Ova1 and Overa . We are targeting markets outside of the United States now that we have Overa cleared on the Roche cobas platform, which is available globally.

24,305 OvaSuite tests were performed in 2024 compared to 23,990 in 2023. In 2024, we continued to increase sales through our commercial team, including field sales, strategic alliances, and inside sales representatives. As awareness of our product continues to build, these representatives are focused on efforts that will have a positive impact on regional payers and create positive payer coverage decisions by driving physician demand. They work with local key opinion leaders and meeting with medical directors to discuss the clinical need, our technology solutions package and increasing patient experience and cases studies showing the positive outcomes utilizing OvaSuite.

We believe OvaWatch will continue to have a significant impact on the ordering behavior of physicians with respect to our ovarian cancer blood tests. OvaWatch was developed for use with women with adnexal masses that have been identified as either benign or indeterminate through initial clinical assessment. It is estimated that physicians see more than three times as many women with benign or indeterminate masses compared to women with masses that are planned for surgery. In addition, we believe that the OvaWatch longitudinal monitoring test could further expand the patient population and the ordering frequency of our ovarian cancer blood tests.

Revenue and Reimbursement

In the United States, revenue for diagnostic tests comes from several sources, including third-party payers such as insurance companies, government healthcare programs, such as Medicare and Medicaid, client bill accounts and patients. Novitas Solutions, our Medicare Administrative Contractor, covers and reimburses for Ova1 tests performed based on an LCD in its jurisdiction. Due to Ova1 tests being performed at Aspira Labs in Texas, an LCD from Novitas Solutions provides national coverage for patients enrolled in Medicare as well as Medicare Advantage health plans. Aspira Labs also bills third-party commercial and other government payers as well as client bill accounts and patients for Ova1. Through December 31, 2024, Aspira’s product and related services revenue was primarily limited to revenue generated by sales of Ova1 and OvaWatch.

In December 2013, the CMS made its final determination and authorized Medicare contractors to set prices for Multianalyte Assays with Algorithmic Analyses (“MAAA”) test CPT codes when they determine it is payable. In late 2016, Ova1 was included on the list of clinical diagnostic laboratory test procedure codes as one for which the CMS would require reporting of private payer rates as part of the implementation of Protecting Access to Medicare Act of 2014 (“PAMA”). In November 2017, we announced that the CMS released the Final 2018 Clinical Laboratory Fee Schedule (“CLFS”), effective January 1, 2018. Under the fee schedule, the price for Ova1 (CPT code 81503) is $897. This rate was based on the median of private payer payments submitted to CMS by companies, including Aspira Labs, as part of the market-based payment reform mandated through PAMA. The rate was scheduled to be in effect for a three-year term from January 2018 through December 2020. This rate is now extended through 2025. In 2024, CMS announced that it would continue to delay the period during which rates would be evaluated for another year. Therefore, we will not be responsible for providing reimbursement rates until January 2026. There are no assurances that reimbursement rates will not be changed.

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

We have a comprehensive reimbursement plan for Ova1 and OvaWatch, and have targeted third-party payers, Medicare, Medicare Advantage, State Medicaid and Managed Medicaid plans for coverage and reimbursement. In April 2023 we began billing OvaWatch with our newly awarded Proprietary Laboratory Analyses (“PLA Code”) 0375U. Since we began billing OvaWatch with the PLA Code, our reimbursement has been more in-line with historical Ova1Plus experience, resulting in the OvaWatch average unit price (“AUP”) of $362 for the year ended December 31, 2024.

Ova1 is considered medically necessary in the Lab Management Guidelines for one of the largest lab benefit management companies who works with payers to ensure adherence to clinical guidelines. We continue to make gains toward reimbursement for OvaWatch as we build clinical evidence to support coverage.

In February 2023, we signed a contract with a national commercial payer which provides patient coverage for Ova1 and OvaWatch beginning in April 2023. Further, CMS approved the crosswalk of the fee to be paid for OvaWatch to the fee paid for Ova1. Effective January 1, 2024, we have been reimbursed at a rate of $897 for all OvaWatch and Ova1 tests processed for Medicare patients meeting applicable coverage requirements.

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

The Nancy Gardner Sewell Medicare Multi-Cancer Early Detection Screening Coverage Act and the Medicare Multi-Cancer Early Detection Screening Coverage Act are bills that modernize the Medicare program and create a benefit category for MCED tests, which allow the CMS to initiate an evidence-based coverage process for multi-cancer tests upon approval by the FDA. The House bill (H.R. 2407) was introduced with bipartisan support on March 30, 2023 and its Senate companion (S. 2085) was introduced on June 22, 2023.

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

Biomarker legislation continues to gain momentum on the state level with many states enacting legislation requiring coverage in both public and private insurance plans. Additionally, more states are evaluating legislation and introduced biomarker access bills in 2024.

Competition

The diagnostics industry in which we operate is competitive and evolving. There is intense competition among healthcare, biotechnology and diagnostics companies attempting to discover candidates for potential new diagnostic products. These companies may:

●	develop new diagnostic products in advance of us or our collaborators;

●	develop diagnostic products that are more effective or cost-effective than those developed by us or our collaborators;

●	obtain regulatory clearance or approval of their diagnostic products more rapidly than us or our collaborators; or

●	obtain patent protection or other intellectual property rights that would limit our or our collaborators’ ability to develop and commercialize, or a customers’ ability to use our or our collaborators’ diagnostic products.

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

In addition, competitors such as AOA Dx, ClearNote Health, Cleo Diagnostics and Mercy BioAnalytics, and others have publicly disclosed that they have been or are currently working on ovarian cancer diagnostic assays. Exact Sciences, Grail and others are working on multi-cancer early diagnostic tests that include ovarian cancer detection. Academic institutions periodically report new findings in ovarian cancer diagnostics that may have commercial value.

A number of diagnostic and academic organizations have announced plans or published studies related to the development of a non-invasive diagnostic tool for the identification of endometriosis. If successful, the product may be competitive with our endometriosis offerings. Competitors include, but are not limited to, Afynia, DotLab, Endodiag, HERA Biotech Heranova, Proteomics International and Ziwig. We believe our experience developing multi-biomarker assays, particularly those focused on gynecologic diseases and pelvic masses, as well as our experienced women’s health field sales team and our focus on developing a clinical assay in our CLIA laboratory environment, is a significant competitive advantage.

Intellectual Property Protection

Our intellectual property includes federally registered trademarks and service marks as well as federally pending trademark and service mark applications for our product and service offerings, and a portfolio of owned, co-owned or licensed patents and patent applications. As of the date of the filing of the Form 10-K, our clinical diagnostics patent portfolio included 18 issued United States patents, 8 pending United States patent applications and numerous pending patent applications and issued patents outside the United States. These patents and patent applications are directed to diagnostic technologies.

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

Occupational Safety

In addition to its comprehensive regulation of safety in the workplace, the Federal Occupational Safety and Health Administration has established extensive requirements relating to workplace safety for healthcare employers whose workers may be exposed to blood-borne pathogens such as HIV and the hepatitis virus. These regulations, among other things, require work practice controls, protective clothing and equipment, training, medical follow-up, vaccinations and other measures designed to minimize exposure to chemicals and transmission of blood-borne and airborne pathogens. Although we believe that we have complied in all material respects with such federal, state and local laws, failure to comply could subject us to denial of the right to conduct business, fines, criminal penalties and other enforcement actions.

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

Generally, establishments that design, manufacture, re-label/re-package, process, and/or import devices are required to register their establishments with the FDA. They also must provide the FDA with a list of the devices that they design, manufacture, re-label/re-package, process, and/or import at their facilities.

The FDA enforces its requirements by market surveillance and periodic visits, both announced and unannounced, to inspect or re-inspect equipment, facilities, laboratories and processes to confirm regulatory compliance. These inspections may include the manufacturing facilities of subcontractors that are device manufacturers. Following an inspection, the FDA may issue a report, known as a Form 483, listing instances where the manufacturer has failed to comply with applicable regulations and/or procedures or, if observed violations are sufficiently serious, a warning letter. If the manufacturer does not adequately respond to a Form 483 or warning letter, the FDA make take enforcement action against the manufacturer or impose other sanctions or consequences, which may include:

●	cease and desist orders;

●	injunctions or consent decrees;

●	civil monetary penalties;

●	recall, detention or seizure of products;

●	operating restrictions or partial or total shutdown of production facilities;

●	refusal of or delay in granting requests for 510(k) clearance, de novo classification, or premarket approval of new products or modified products;

●	withdrawing 510(k) clearances, de novo classifications, or premarket approvals that are already granted;

●	refusal to grant export approval or export certificates for devices; and

●	criminal prosecution.

The FDA also monitors advertising and promotion of regulated devices, including IVDs, to ensure that all promotion of the product is consistent with the device’s intended use reflected in the FDA-cleared and/or -approved labeling. If the device manufacturer promotes the product in violation of advertising and promotion rules established in the FDC Act and FDA’s implementing regulations, FDA may issue a so-called “Untitled Letter” requiring the manufacturer to amend and/or remove promotion of its product that is not compliant with such rules. Additionally, FDA may take any of the enforcement actions outlined above.

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

Violations of the FDC Act relating to the inappropriate promotion of approved products may lead to investigations alleging violations of federal and state healthcare fraud and abuse and other laws, as well as state consumer protection laws, which could, in turn, lead to additional enforcement actions, including, but not limited to, injunctions, civil monetary penalties, and/or criminal penalties.

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

On May 6, 2024, the FDA published a final rule amending the definition of an IVD device to include IVDs manufactured by a clinical laboratory, effectively codifying its position that LDTs are IVDs and, therefore, that LDTs fall under FDA’s regulatory authority. The final rule also announced the FDA’s intention to phase out its general enforcement discretion policy. Unless the rule is overturned by a court or superseded by Congressional action, the medical device requirements for most LDTs will be phased in beginning on May 6, 2025.

The new rule implements a phased approach to ending FDA’s policy of enforcement discretion for LDTs. The phased approach establishes timelines for LDT sponsors to comply with different categories of FDA device regulations, and the clock started on the final rule’s publication date – May 6, 2024, the date to which all five phases were anchored. The phases are as follows: (1) LDTs are subject to MDR, as well as adverse event reporting, one year after the final rule’s publication date (i.e., May 6, 2025); (2) LDTs are subject to registration/listing, labeling, and investigational use requirements two years after the final rule’s publication date (i.e., May 6, 2026); (3) LDTs are subject to Quality System regulations three years after the final rule’s publication date (i.e., May 6, 2027); (4) high-risk LDTs are subject to premarket review (i.e., 510(k) clearance, de novo classification, or PMA, as applicable) three-and-a-half years after the final rule’s publication date (i.e., November 6, 2027), unless a premarket submission has been received by the beginning of this stage in which case FDA intends to continue to exercise enforcement discretion for the pendency of its review; and (5) mid- and low-risk LDTs are subject to premarket review (i.e., 510(k) clearance, de novo classification, or PMA, as applicable) four years after the final rule’s publication date (i.e., May 6, 2028), unless a premarket submission has been received by the beginning of this stage in which case FDA intends to continue to exercise enforcement discretion for the pendency of its review.

Certain categories of LDTs will be subject to enforcement discretion with respect to some or all of these requirements. In total, the new rule identifies eight types of LDTs for which it will continue to exercise enforcement discretion with respect to some or all regulatory requirements. For example, the FDA will apply enforcement discretion to currently marketed LDTs that were first offered prior to May 6, 2024, with respect to most quality system requirements and the requirement for premarket authorization if they are not modified or modified in only limited ways. The FDA will similarly exercise enforcement discretion with respect to premarket authorization for LDTs approved by the New York State Clinical Laboratory Evaluation Program. However, laboratories performing these tests are subject to all other requirements outlined in FDA’s phase-out policy, including, but not limited to, the requirement to submit the labeling for the LDT to FDA for review. As outlined in the new rule, the FDA will also exercise enforcement discretion with respect to some or all regulatory requirements for certain LDTs designed for rare, unmet, or specific needs, LDTs manufactured and performed within the VHA or DOD, so-called “1967-Type LDTs,” and forensic use LDTs.

Legislative proposals addressing the FDA’s oversight of LDTs have been previously introduced. In March 2020, the VALID Act of 2020 was introduced in the Senate, which proposes a risk-based regulatory framework for IVDs and LDTs and would require premarket approval for some in vitro clinical tests. The VALID Act was reintroduced in July 2021 and again in March 2023; the prospects for enactment are uncertain. In March 2020, the Verified Innovative Testing in American Laboratories (“VITAL”) Act of 2020 was introduced in the Senate, which would expressly shift the regulation of LDTs from FDA to CMS. The VITAL Act was reintroduced in May 2021. Neither statute has been enacted.

The FDA’s new rule, which establishes the phase-out policy for enforcement discretion with respect to LDTs, has been challenged in two separate lawsuits – one brought in the District Court for the Eastern District of Texas and the other brought in the District Court for the Southern District of Texas. As of the date of this filing, both cases are still pending.

The FDA has become increasingly active in addressing the regulation of software used to support clinical decision making. In 2016, the 21st Century Cures Act (the “Cures Act”), among other things, amended the medical device definition in the FDC Act to exclude certain software from FDA regulation, including clinical decision support (“CDS software”), that meets certain criteria. CDS software is exempt from the medical device definition if it: (a) displays, analyzes or prints medical information about a patient or other medical information; (b) is intended for the purpose of supporting or providing recommendations about a patient’s care to a healthcare professional (“HCP”) user; and (c) provides sufficient information about the basis for the recommendations to the HCP user, so that the HCP user does not rely primarily on any of the recommendations to make a clinical decision about an individual patient; unless (d) the software function acquires, processes, or analyzes a medical image, a signal from an in vitro diagnostic device, or a pattern or signal from a signal acquisition system.

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

Our clinical laboratory activities are subject to CLIA and related state laws. In June 2014, we launched a clinical laboratory, Aspira Labs. Aspira Labs holds a CLIA Certificate of Accreditation and a state laboratory license or permit in all states from which we accept specimens that require a state-level laboratory license or permit, including California, Maryland, New York, Pennsylvania and Rhode Island. In July 2021, we were granted a CLIA Certificate of Accreditation for our laboratory at our Connecticut office. We are subject to periodic surveys and inspections to maintain our CLIA certification, and such certification is also required to obtain payment from Medicare, Medicaid and certain other third-party payers.

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

Moreover, a federal law directed at “self-referrals,” commonly known as the Stark Law, prohibits, with certain exceptions, laboratories from presenting or causing to be presented claims to Medicare and Medicaid for laboratory tests referred by physicians who personally, or through a family member, have an investment interest in, or a compensation arrangement with, the clinical laboratory performing the tests. A person who engages in a scheme to circumvent the Stark Law’s referral prohibition may be fined up to $100,000 for each such arrangement or scheme. In addition, any person who presents or causes to be presented a claim to the Medicare or Medicaid program in violation of the Stark Law is subject to civil monetary penalties of up to $15,000 per claim submission, an assessment of up to three times the amount claimed, and possible exclusion from participation in federal health care programs. Claims submitted in violation of the Stark Law may not be paid by Medicare or Medicaid, and any person collecting any amounts with respect to any such prohibited claim is obligated to refund such amounts. Many states, including California, also have “anti-self-referral” and other laws that are not limited to Medicare and Medicaid referrals.

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

Finally, federal law prohibits any entity from offering or transferring to a Medicare or Medicaid beneficiary any remuneration that the entity knows or should know is likely to influence the beneficiary’s selection of a particular provider, practitioner or supplier of Medicare or Medicaid payable items or services, including waivers of copayments and deductible amounts (or any part thereof) and transfers of items or services for free or for other than fair market value. Entities found in violation may be liable for civil monetary penalties of up to $20,000 for each wrongful act.

Employees

As of December 31, 2024, we had 66 full-time employees. We generally engage independent contractors on a part-time basis from time to time.

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

We have experienced significant operating losses each year since our inception, and we expect to incur a net loss for fiscal year 2025. Our losses have resulted principally from costs incurred in cost of revenue, sales and marketing, general and administrative costs and research and development. The number of tests performed in 2024 and in 2023 was 24,305 and 23,990, respectively. If we are unable to substantially increase the volume of OvaSuite sales, our business, results of operations and financial condition will be adversely affected.

There is substantial doubt about our ability to continue as a going concern, and this may adversely affect our stock price and our ability to raise capital.

We have incurred significant losses and negative cash flows from operations since inception and have an accumulated deficit of $531,397,000 as of December 31, 2024. We also expect to incur a net loss and negative cash flows from operations in 2025 and have limited cash balances. Given these conditions, there is substantial doubt about our ability to continue as a going concern. The substantial doubt about our ability to continue as a going concern may adversely affect our stock price and our ability to raise capital. Our independent registered public accounting firm has also included in its report an explanatory paragraph regarding this uncertainty.

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

As of December 31, 2024, we had 17,407,120 shares of our common stock outstanding and 530,613 shares of our common stock reserved for future issuance to employees, directors and consultants pursuant to our employee stock plans, which excludes 876,249 shares of our common stock that were subject to outstanding options and 149,061 restricted stock units. In addition, as of December 31, 2024, warrants to purchase 4,475,068 shares of our common stock were outstanding. These warrants are exercisable at the election of the holders thereof, in accordance with the terms of the related warrant, at an average exercise price of $2.90 per share.

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

The great majority of laboratory tests in the United States are paid for by third party payers. Accordingly, our current revenues are from, and our future revenues will be dependent upon, third-party reimbursement payments to Aspira Labs. Insurance coverage and reimbursement rates for diagnostic tests are uncertain, subject to change and particularly volatile during the early stages of commercialization. There remain questions as to what extent third-party payers, like Medicare, Medicaid and private insurance companies will provide coverage for our products and for which indications. Some payers have determined not to cover our tests. While Novitas Solutions, the Medicare Administrative Contractor responsible for paying Medicare claims for all Aspira laboratory tests, has determined to cover Ova1, there is no assurance that they will continue to do so. Moreover, while The Centers for Medicare & Medicaid Services (“CMS”) has issued PAMA reimbursement rates for Ova1 effective January 1, 2018, there is no guarantee that the payment rates will not be reduced. Although the PAMA legislation allows for no more than a 15% fee reduction between 2025 and 2026, uncertainty regarding reimbursement rates could create payment uncertainty from other payers as well.  The reimbursement rates for Ova1 and OvaWatch are reviewed by third-party payers. We have experienced volatility in the coverage and reimbursement of our products due to contract negotiation with third-party payers and implementation requirements, and the reimbursement amounts we have received from third-party payers varies from payer to payer, and, in some cases, the variance could be material.

Third-party payers, including private insurance companies as well as government payers such as Medicare and Medicaid, have increased their efforts to control the cost, utilization and delivery of healthcare services including increased use of Laboratory Benefits Management firms, who create policy and implement utilization management strategies for their payer clients to ensure tests are medically necessary. In addition, more payers are implementing pre-authorization requirements for our testing. These measures have resulted in reduced payment rates and decreased utilization of our tests. Further, the trend among many payers is to limit the size of their lab networks, which is making it more difficult to secure preferred provider contracts for some services. From time to time, Congress has considered and implemented changes to the Medicare fee schedules in conjunction with budgetary legislation, and pricing for tests covered by Medicare is subject to change at any time, although PAMA has established specific dates by which they will make any changes. Even if favorable coverage and reimbursement status is attained for one or more products by governmental and commercial third-party payers, less favorable coverage policies and reimbursement rates may be implemented in the future. Reductions in third-party payer reimbursement rates may occur in the future. Reductions in the price at which our products are reimbursed could have a material adverse effect on our business, results of operations and financial condition. If we are unable to establish and maintain broad coverage and adequate reimbursement for our products or if third-party payers change their coverage or reimbursement policies with respect to our products, our business, financial condition and results of operations could be materially adversely affected.

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

Our success depends on our ability to continue to develop and commercialize diagnostic products. There is considerable risk in developing diagnostic products based on our biomarker discovery efforts, as candidate biomarkers may fail to demonstrate clinical validity in larger clinical studies or may not achieve acceptable levels of analytical accuracy. For example, markers being evaluated for one or more next-generation diagnostic tests may not be validated in downstream pre-clinical or clinical studies, once we undertake and perform such studies. In addition, development of products combining biomarkers with imaging, patient risk factors or other risk indicators carry higher than average risks due to technical, clinical and regulatory uncertainties. While we have a published proof of concept on combining Ova1 and imaging, for example, our ability to develop, verify and validate an algorithm that generalizes to routine testing populations cannot be guaranteed. In addition, our efforts to develop other diagnostic tests, such as ENDOinform and OVAinform, are in the early development phase, and future pre-clinical or clinical studies may not support our early data. If successful, the regulatory pathway and clearance/approval process may require extensive discussion with applicable authorities and possibly advisory panels. These pose considerable risk in projecting launch dates, requirements for clinical evidence and eventual pricing and return on investment. Although we are engaging important stakeholders representing gynecologic oncology, benign gynecology, patient advocacy, women’s health research, legislators, payers, and others, success, timelines and value will be uncertain and require active management at all stages of innovation and development.

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

If we do succeed in developing additional diagnostic tests with acceptable performance characteristics, we may not succeed in achieving commercial market acceptance for those tests. Our ability to successfully commercialize our OvaSuite products and Aspira Synergy platform will depend on many factors, including:

●	our ability to drive adoption of our products;

●	our success in establishing new clinical practices or changing previous ones;

●	our ability to develop business relationships with diagnostic or laboratory companies that can assist in the commercialization of these products in the U.S. and globally; and

●	the scope and extent of the agreement by Medicare and third-party payers to provide full or partial reimbursement coverage for our products, which may impact patients’ willingness to pay for our products and may influence physicians’ decisions to recommend or use our products.

These factors present obstacles to commercial acceptance of our existing and potential diagnostic products, for which we will have to spend substantial time and financial resources to overcome, and there is no guarantee that we will be successful in doing so. Our inability to do so successfully would prevent us from generating revenue from OvaSuite and developing future diagnostic products.

In October 2022, we announced the launch of a comarketing arrangement for the Ova1Plus workflow with BioReference. Under terms of the agreement, the Aspira and BioReference sales teams collaborate to sell Ova1Plus to gynecologists and other women’s healthcare providers nationwide. In November 2024, Aspira and BioReference announced the expansion of the sale team collaboration to include OvaWatch. If we are unable to collaborate successfully, it may affect our ability to improve adoption of our Ova1Plus test or to successfully secure additional commercial collaborations.

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

Competitive offerings include Fujirebio Diagnostics’ FDA cleared ROMA test. ROMA combines two tumor markers and menopausal status into a numerical score using a publicly available algorithm. ROMA is a competitive test with the Ova1Plus workflow that has adversely impacted and may continue to materially adversely impact our revenue. In addition, competitors, AOA Dx, ClearNote, Cleo Diagnostics, Mercy BioAnalytics, and others have publicly disclosed that they have been or are currently working on ovarian cancer diagnostic assays. Exact Sciences, Grail, and others are working on multi-cancer early diagnostic tests that include ovarian cancer detection. Academic institutions periodically report new findings in ovarian cancer diagnostics that may have commercial value.

A number of diagnostic and academic organizations have announced plans or published studies related to the development of a non-invasive diagnostic tool for the identification of endometriosis. Competitors for our endometriosis offerings include, but are not limited to, Afynia, DotLab, Endodiag, HERA Biotech, Heranova, Proteomics International. and Ziwig. Our failure to compete with any competitive diagnostic assay if and when commercialized could adversely affect our business, financial condition and results of operations.

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

We are currently offering and developing multiple tests as LDTs and intend to develop and perform LDTs at Aspira Labs in the future. FDA’s newly-issued rule for LDTs, which will be phased in over a period of four years, will significantly change the regulatory landscape for LDTs. Unless the rule is overturned by a court or superseded by Congressional action, our currently marketed LDTs and those we develop in the future will be subject to new requirements including, for some tests, premarket authorization. The new rule will lead to additional compliance costs and may delay or prevent market entry for new or modified tests and there is a risk that their commercialization, and our results of operations and financial condition, will be negatively affected.

The FDA considers an LDT to be a test that is designed, developed, validated, and used within a single, CLIA-certified high complexity laboratory. The FDA has historically taken the position that it has the authority to regulate LDTs as in vitro diagnostic (“IVD”) medical devices under the FDC Act, but it has generally exercised enforcement discretion with regard to LDTs, meaning that most LDTs have not been subject to FDA oversight. On May 6, 2024, the FDA published a final rule amending the definition of an IVD device to include IVDs manufactured by a clinical laboratory, effectively codifying its position that LDTs are IVDs and, therefore, that LDTs fall under FDA’s regulatory authority. The final rule also announced the FDA’s intention to phase out its general enforcement discretion policy. Unless the rule is overturned by a court or superseded by Congressional action, the medical device requirements for most LDTs will be phased in beginning on May 6, 2025.

The new rule implements a phased approach to ending FDA’s policy of enforcement discretion for LDTs. The phased approach establishes timelines for LDT sponsors to comply with different categories of FDA device regulations, and the clock starts on the final rule’s publication date – May 6, 2024, the date to which all five phases are anchored. The phases are as follows: (1) LDTs are subject to Medical Device Reporting (“MDR”), as well as adverse event reporting, one year after the final rule’s publication date (i.e., May 6, 2025); (2) LDTs are subject to registration/listing, labeling, and investigational use requirements two years after the final rule’s publication date (i.e., May 6, 2026); (3) LDTs are subject to Quality System regulations three years after the final rule’s publication date (i.e., May 6, 2027); (4) high-risk LDTs are subject to premarket review (i.e., 510(k) clearance, de novo classification, or PMA, as applicable) three-and-a-half years after the final rule’s publication date (i.e., Nov. 6, 2027), unless a premarket submission has been received by the beginning of this stage in which case FDA intends to continue to exercise enforcement discretion for the pendency of its review; and (5) mid- and low-risk LDTs are subject to premarket review (i.e., 510(k) clearance, de novo classification, or PMA, as applicable) four years after the final rule’s publication date (i.e., May 6, 2028), unless a premarket submission has been received by the beginning of this stage in which case FDA intends to continue to exercise enforcement discretion for the pendency of its review.

Certain categories of LDTs will be subject to enforcement discretion with respect to some or all of these requirements. In total, the new rule identifies eight (8) types of LDTs for which it will continue to exercise enforcement discretion with respect to some or all regulatory requirements. For example, the FDA will apply enforcement discretion to currently marketed LDTs that were first offered prior to May 6, 2024, with respect to most quality system requirements and the requirement for premarket authorization if they are not modified or modified in only limited ways. The FDA will similarly exercise enforcement discretion with respect to premarket authorization for LDTs approved by the New York State Clinical Laboratory Evaluation Program. However, laboratories performing these tests are subject to all other requirements outlined in FDA’s phase-out policy, including, but not limited to, the requirement to submit the labeling for the LDT to FDA for review. As outlined in the new rule, FDA will also exercise enforcement discretion with respect to some or all regulatory requirements for certain LDTs designed for rare, unmet, or specific needs, LDTs manufactured and performed within the Veterans Health Administration (“VHA”) or the Department of Defense (“DoD”), so-called “1967-Type LDTs,” and forensic use LDTs.

Compliance with these additional regulatory requirements will be time-consuming and expensive, potentially diverting resources from other aspects of our business, and will potentially affect the sales of our products and how customers use our products and will require reevaluation of our business model in order to maintain compliance with these laws. Moreover, failure to comply with these and other FDA regulations could result in legal actions, including fines, penalties, and exclusion from federal healthcare programs (e.g., Medicare).

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

Legislative proposals addressing the FDA’s oversight of LDTs have been previously introduced. In June 2021, Congress introduced the Verifying Accurate, Leading-edge IVCT Development (“VALID”) Act, which would have established a new risk-based regulatory framework for in vitro clinical tests (“IVCTs”), a category which would have included IVDs, LDTs, collection devices and instruments used with such tests. This legislation was not enacted during that session of Congress, but was reintroduced in 2023. FDA’s new LDT final rule may renew attention to VALID and may lead to the introduction of new proposals to limit the FDA’s regulatory authority.

FDA’s new rule, which establishes the phase-out policy for enforcement discretion with respect to LDTs, has been challenged in two separate lawsuits – one brought in the District Court for the Eastern District of Texas and the other brought in the District Court for the Southern District of Texas. As of the time of this filing, both cases are still pending.

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

Certain changes to medical devices that a manufacturer makes after receiving a 510(k) clearance, de novo classification, or PMA may trigger the need for additional FDA authorization. In the case of a 510(k)-cleared device, FDA requires a new marketing authorization for significant changes or modifications made in the design, components, method of manufacture or intended use of a device, including changes or modifications to a 510(k)-cleared device that could significantly affect the device’s safety or effectiveness, or would constitute a major change or modification in the device’s intended use. The type of submission needed—510(k), de novo classification, or PMA—will depend on the specific modification the manufacturer seeks to make. FDA expects the manufacturer to make the determination of whether a new marketing application is needed by applying existing agency guidance, but FDA may independently review, and may disagree with, our decision. If we make modifications to our marketed devices, we may be required to seek additional clearances, de novo classifications, or PMAs which, if not granted, would prevent us from selling the modified device. If we conclude that a modification does not require submission of a new marketing application and FDA disagrees with the decision, we may be required to submit new 510(k) notifications, de novo classification requests, or premarket approval applications and may be required to cease marketing of or to recall the modified devices until marketing authorization is obtained and could additionally be subject to regulatory fines or penalties. Any recall or FDA requirement that we seek additional approvals or clearances could result in significant delays, fines, increased costs associated with modification of a product, loss of revenue and potential operating restrictions imposed by the FDA.

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

Our clinical laboratory business is also subject to regulation at both the federal and state level in the United States, as well as regulation in other jurisdictions outside of the United States, including:

●	Medicare and Medicaid coverage, coding and payment regulations applicable to clinical laboratories;

●	The Federal Anti-Kickback Statute, the Eliminating Kickbacks in Recovery Act and state anti-kickback prohibitions;

●	the federal physician self-referral prohibition, commonly known as the Stark Law, and state self-referral prohibitions;

●	the Medicare civil monetary penalty and exclusion penalty;

●	the Federal False Claims Act civil and criminal penalties and state equivalents;

●	the federal fraud, waste and abuse laws and state equivalents;

●	the federal Physician Payments Sunshine Act; and

●	the Federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”).

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

We have significant net operating loss (“NOL”) carryforwards as of December 31, 2024 which are subject to a full valuation allowance due to our history of operating losses. Section 382 of the Internal Revenue Code of 1986, as amended (“Section 382”), as well as similar state provisions restrict our ability to use our NOL carryforwards to offset taxable income due to ownership change limitations that have occurred in the past or that could occur in the future. These ownership changes also may limit the amount of tax credit carryforwards that can be utilized annually to offset future tax liabilities.

Our pre- 2018 federal NOLs will expire in varying amounts from 2025 through 2037, if not utilized, and can offset 100% of future taxable income for regular tax purposes. Any federal NOLs arising on or after January 1, 2018, can be carried forward indefinitely but such federal NOL carryforwards are permitted to be used in any taxable year to offset only up to 80% of taxable income in such year. Portions of our state NOLs will expire in varying amounts from 2025 through 2044 if not utilized. Our ability to use our NOLs during this period will be dependent on our ability to generate taxable income, and portions of our NOLs could expire before we generate sufficient taxable income.

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

If we are unable to complete the required milestones under our federal award milestone-based funding agreement, our business, results of operations and financial condition will be adversely affected.

On October 23, 2024, we announced that we had been selected by the federal government as an awardee of a milestone-based funding agreement. A failure to meet the milestone deadlines in the agreement would require good faith negotiations with the awarding party, including a request for an extension. There is no guarantee that such an extension would be granted.

Our milestone-based funding from a federal award could be delayed or eliminated based on actions from the Trump Administration.

On January 27, 2025, the Trump Administration announced that all federal grants and loans would be paused for a period of time. The announcement resulted in confusion as to what programs would be affected and for how long. As of the date of this filing, we are not aware of any pause or termination of our federal award. However, the possibility exists that the federal award could be restricted or terminated by the Trump Administration in the future. If the federal award is restricted or terminated, it would have a material adverse effect on our development of our endometriosis diagnostic test which could have a material adverse effect on our financial condition, business and results of operations.

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

●	discontinued vendor support of legacy systems;

●	disruption, impairment or failure of data centers, telecommunications facilities or other key infrastructure platforms, including those maintained by third-party vendors;

●	failures or malfunctions in our internal systems, including our employee data and communications, critical application systems and their associated hardware; and

●	excessive costs, excessive delays and other deficiencies in systems development and deployment.

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

Our common stock is currently listed on The Nasdaq Capital Market. The continued listing of our common stock on The Nasdaq Capital Market is contingent on our continued compliance with a number of listing requirements. If we are unable to comply with the continued listing requirements of The Nasdaq Capital Market, our common stock would be delisted from The Nasdaq Capital Market, which would limit investors’ ability to effect transactions in our common stock and subject us to additional trading restrictions. In order to maintain our listing, we must maintain certain share prices, financial and share distribution targets, including maintaining a minimum amount of stockholders’ equity and a minimum number of public stockholders, as well as satisfying other listing requirements of The Nasdaq Capital Market. In addition to these objective standards, The Nasdaq Capital Market may delist the securities of any issuer for other reasons involving the judgment of The Nasdaq Capital Market.

On July 1, 2024, we received a deficiency letter (the “Notice”) from the Listing Qualifications Department of The Nasdaq Stock Market, LLC (“Nasdaq”) stating that for the 30 consecutive business days prior to the date of the Notice, our Market Value of Listed Securities was below the minimum of $35 million required for continued listing on Nasdaq pursuant to Nasdaq Listing Rule 5550(b)(2) (the “MVLS Requirement”). To regain compliance with the MVLS Requirement, the market value of our common stock must have met or exceeded $35.0 million for a minimum of 10 consecutive business days during the 180-day grace period ending on December 30, 2024 (the “MVLS Compliance Date”), unless the Staff of Nasdaq exercises its discretion to extend this 10 consecutive business day period. As of December 30, 2024, we were unable to regain compliance by the MVLS Compliance Date. As such, on December 31, 2024, Nasdaq notified us that our securities are subject to delisting. While we requested an appeal of Nasdaq’s delisting determination and presented our plan at a hearing on February 18, 2025, no assurance can be provided that we will be successful in appealing such determination and maintaining the listing of our common stock on The Nasdaq Capital Market.

We presented an appeal of Nasdaq’s determination to delist our common stock. As a result of the hearing, on March 6, 2025, we received written notice from Nasdaq that it would grant our request for continued listing on the Nasdaq Capital Market subject to certain conditions. Although we have been granted the conditional exception to remain listed on the Nasdaq Capital Market, no assurance can be provided that we will successfully meet the conditions of the exception and that our common stock will continue to be listed on The Nasdaq Capital Market.

Furthermore, on October 17, 2024, we received written notice from Nasdaq that we were not in compliance with Nasdaq Listing Rule 5550(a)(2), as the minimum bid price of our common stock had been below $1.00 per share for 30 consecutive business days. In accordance with Nasdaq Listing Rule 5810, and assuming our common stock is not delisted for our failure to satisfy the MVLS Requirement by the MVLS Compliance Date, we will have a period of 180 calendar days, or until April 15, 2025, to regain compliance with the minimum bid price requirement and market value of common stock requirement. To regain compliance with the Nasdaq bid price requirement, the closing bid price of our common stock must meet or exceed $1.00 per share for at least 10 consecutive business days during this 180- calendar day period. In the event we do not regain compliance by April 15, 2025, we may be eligible for an additional 180 calendar day grace period.

On February 11, 2025, we received written notice from the Nasdaq Stock Market, LLC that based on the closing bid price per share immediately preceding entering into a binding agreement to issue the securities for the Private Placement of $1.47 per share plus $0.125 attributable to the value of the warrants, the market value of the transaction for purposes of Listing Rule 5625(c) was $1.595. Since the shares and warrants sold in the private placement were issued below the market value, and we failed to obtain shareholder approval, we violated Listing Rule 5635(c). Accordingly, this matter served as an additional basis for delisting our securities from The Nasdaq Stock Market.

Subsequently, on February 11, 2025, we completed amendments to the warrants prohibiting exercise until shareholder approval has been obtained. As a result, the Staff of Nasdaq determined that we had regained compliance with Listing Rule 5635(c).

There is no assurance that we will be able to maintain compliance with The Nasdaq Capital Market continued listing standards and/or continue our listing on The Nasdaq Capital Market in the future.

If the Nasdaq Capital Market delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities would qualify to be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

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

In addition, pursuant to a stockholders agreement we entered into in connection with a May 2013 private placement, one of our stockholders has the right to designate a director to be nominated by us to serve on our board of directors. Furthermore, this stockholder agreement gives two investors the right to participate in future equity offerings, on the same terms as other investors. In addition, the stockholders agreement prohibits us from taking certain material actions without the consent of at least one of the primary investors in the May 2013 private placement. These material actions include:

●	making any acquisition with a value greater than $2 million;

●	offering, selling or issuing securities senior to our common stock or any securities that are convertible into or exchangeable or exercisable for securities ranking senior to our common stock;

●	taking any action that would result in a change in control of the Company or an insolvency event; and

●	paying or declaring dividends on any of our securities or distributing any of our assets other than in the ordinary course of business or repurchasing any of our outstanding securities.

The foregoing rights terminate for a primary investor when that investor ceases to beneficially own less than 50% of the shares and warrants (taking into account shares issued upon exercise of the warrants), in the aggregate, that were purchased at the closing of the 2013 private placement. We believe that the rights of one of the primary investors have terminated. The interests of the parties to the stockholders agreement could conflict with or differ from our interests or the interests of other stockholders.

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

The trading price of our common stock has been highly volatile. Between January 1, 2024, and December 31, 2024, the closing trading price of our common stock ranged from $5.63 to $0.70. The trading price of our common stock could continue to be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:

●	failure to significantly increase revenue and volumes of OvaSuite or Aspira Synergy;

●	actual or anticipated period-to-period fluctuations in financial results;

●	failure to achieve, or changes in, financial estimates by securities analysts;

●	announcements or introductions of new products or services or technological innovations by us or our competitors;

●	failure to complete clinical studies that validate clinical utility sufficiently to increase positive medical policy among payers at large;

●	publicity regarding actual or potential discoveries of biomarkers by others;

●	comments or opinions by securities analysts or stockholders;

●	the ability to maintain the listing of our securities on The Nasdaq Capital Market;

●	conditions or trends in the pharmaceutical, biotechnology or life science industries;

●	announcements by us of significant acquisitions and divestitures, strategic partnerships, joint ventures or capital commitments;

●	developments regarding our patents or other intellectual property or that of our competitors;

●	litigation or threat of litigation;

●	additions or departures of key personnel;

●	limited daily trading volume;

●	our ability to continue as a going concern;

●	economic and other external factors, disasters or crises; and

●	our announcement of future fundraisings.

In addition, the stock market in general and the market for diagnostic technology companies, in particular, have experienced significant price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. These broad market and industry factors may adversely affect the market price of our securities, regardless of our operating performance. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted. A securities class action suit against us could result in substantial costs, potential liabilities and the diversion of our attention and our resources.

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

If we raise additional capital in the future, your ownership in us could be diluted.

In order to raise additional capital, we may offer additional shares of common stock or other securities convertible into or exchangeable for our common stock. We may sell shares or other securities in any other offering at a price per share that is less than the price for securities paid by investors in previous offerings, and investors purchasing shares or other securities in the future could have rights superior to existing stockholders. The price per share at which we sell additional shares of common stock or securities convertible into common stock in future transactions may be higher or lower than the price for securities offered in previous offerings.

Until such time, if ever, as we can generate substantial revenue from our operations, we anticipate financing our cash needs through a combination of equity offerings, debt financings and license agreements. To the extent that we raise additional capital through the further sale of equity securities or convertible debt securities, your ownership interest will be diluted.

Sales of a substantial number of our shares of common stock in the public market could cause our stock price to fall.

We may issue and sell additional shares of common stock in the public markets. Sales of a substantial number of shares of our common stock in the public markets or the perception that such sales could occur could depress the market price of our securities and impair our ability to raise capital through the sale of additional equity securities.

Because we do not currently intend to declare cash dividends on our shares of common stock in the foreseeable future, stockholders must rely on appreciation of the value of our common stock for any return on their investment.

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all of our future earnings, if any, to finance the operation, development and growth of our business. Furthermore, any future debt agreements may also preclude us from paying or place restrictions on our ability to pay dividends. As a result, capital appreciation, if any, of our common stock will be your sole source of gain with respect to your investment for the foreseeable future.

The exercise of our outstanding options and warrants will dilute stockholders and could decrease our stock price.

The exercise of our outstanding options and warrants may adversely affect our stock price due to sales of a large number of shares or the perception that such sales could occur. These factors also could make it more difficult to raise funds through future offerings of our securities, and could adversely impact the terms under which we could obtain additional equity capital. Exercise of outstanding options and warrants or any future issuance of additional shares of common stock or other equity securities, including, but not limited to, options, warrants, restricted stock units or other derivative securities convertible into our common stock, may result in significant dilution to our stockholders and may decrease our stock price.

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

Location	Approximate Square Feet	Primary Functions	Lease Expiration Date
Austin, Texas	8,203 sq. ft.	Aspira Labs facility, research and development, clinical and regulatory and administrative offices	August 31, 2031
Shelton, Connecticut	4,614 sq. ft.	Administrative offices	September 30, 2028

ITEM 3.	LEGAL PROCEEDINGS

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

Holders of Common Stock

On March 25, 2025, there were 45 registered holders of record of our common stock.

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

Revenue Recognition

We recognize product revenue in accordance with the provisions of ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”); all revenue is recognized upon completion of the OvaSuite tests based on estimates of amounts that will ultimately be realized. In determining the amount to accrue for a delivered test result, we consider factors such as historical payment history and amount, payer coverage, whether there is a reimbursement contract between the payer and us, and any current developments or changes that could impact reimbursement. These estimates are subject to uncertainty and require significant judgment by management because of the various inputs of the factors considered. We also review our patient account population and determine an appropriate distribution of patient accounts by payer (i.e., Medicare, patient pay, other third-party payer, etc.) into portfolios with similar collection experience. When evaluated for collectability, this results in a materially consistent revenue amount for such portfolios as if each patient account were evaluated on an individual contract basis.

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

Liquidity

As discussed in Note 1 to the consolidated financial statements, we have incurred significant net losses and negative cash flows from operations since inception, and as a result have an accumulated deficit of approximately $531,397,000 at December 31, 2024. We expect to incur a net loss in 2025 as well. In order to continue our operations as currently planned through 2025 and beyond, we will need to raise additional capital. Given the above conditions, there is substantial doubt about our ability to continue as a going concern. The consolidated financial statements have been prepared on a going concern basis and do not include any adjustments that might result from these uncertainties.

Recent Accounting Pronouncements

Refer to Note 2 in our consolidated financial statements contained in Part II, Item 8, “Consolidated Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.

Results of Operations – Year Ended December 31, 2024 as compared to Year Ended December 31, 2023

Our selected summary financial and operating data for the years ended December 31, 2024 and 2023 were as follows:

	Year Ended
	December 31,		Increase (Decrease)
(dollars in thousands)	2024	2023	Amount	%
Revenue:
Product	$9,182	$9,153	$29	-
Genetics	-	1	(1)	-
Total revenue	9,182	9,154	28	-
Cost of revenue:
Product	3,703	3,892	(189)	(5)
Genetics	-	-	-	-
Total cost of revenue	3,703	3,892	(189)	(5)
Gross profit	5,479	5,262	217	4
Operating expenses:
Research and development	3,266	4,035	(769)	(19)
Sales and marketing	8,146	7,812	334	4
General and administrative	10,345	12,267	(1,922)	(16)
Total operating expenses	21,757	24,114	(2,357)	(10)
Loss from operations	(16,278)	(18,852)	2,574	(14)
Other income (expense), net:
Change in fair value of warrant liabilities	1,346	629	717	114
Interest income (expense), net	(33)	48	(81)	(169)
Forgiveness of DECD loan	-	1,000	(1,000)	-
Other income, net	1,871	485	1,386	286
Total other income, net	3,184	2,162	1,022	47
Net loss	$(13,094)	$(16,690)	$3,596	(22)

Product Revenue. Product revenue was $9,182,000 for the year ended December 31, 2024, compared to $9,153,000 for the same period in 2023. Revenue is recognized when the test result is successfully delivered and is based on estimates of what we expect to ultimately realize.

The number of OvaSuite tests performed increased 1% to approximately 24,305 tests during the year ended December 31, 2024 compared to approximately 23,990 OvaSuite tests for the same period in 2023.

The volume and AUP for the year ended December 31, 2024 and 2023 were as follows:

	Year Ended
	December 31,
	2024	2023
Product Volume:
Ova1Plus	19,202	20,579
OvaWatch	5,103	3,411
Total OvaSuite	24,305	23,990

Average Unit Price (AUP):
Ova1Plus	$382	$394
OvaWatch	362	308
Total OvaSuite	$378	$382

Cost of Revenue – Product. Cost of product revenue was $3,703,000 for the year ended December 31, 2024 compared to $3,892,000 for the same period in 2023, representing a decrease of $189,000, or 5%. The decrease was primarily due to a decrease in consulting costs and lab supplies, offset by an increase in shipping costs. We expect the cost of product to increase slightly in 2025 as the number of tests performed continues to grow.

Research and Development Expenses. Research and development expenses represent costs incurred to develop our technology and carry out clinical studies, and include personnel-related expenses, regulatory costs, reagents and supplies used in research and development laboratory work, infrastructure expenses, contract services and other outside costs. Research and development expenses for the year ended December 31, 2024 decreased by $769,000, or 19%, compared to the same period in 2023. This decrease was primarily due to a decrease in employment-related expenses of approximately $789,000 and a decrease in clinical trials of $227,000, offset by an increase to our lab supplies of $132,000, as well as a one-time credit in 2023 related to collaborations of $200,000. We expect research and development expenses to decrease further in 2025 due to recent personnel changes.

Sales and Marketing Expenses. Our sales and marketing expenses consist primarily of personnel-related expenses, education and promotional expenses. These expenses include the costs of educating physicians and other healthcare professionals, medical meeting participation, and dissemination of scientific and health economic publications. Sales and marketing expenses for the year ended December 31, 2024 increased by $334,000, or 4%, compared to the same period in 2023. This increase was primarily due to costs related to our contracted sales team of $740,000, increased personnel costs of $175,000 and travel expenses of $141,000, offset by decreased consulting costs of $953,000, a decrease in other marketing costs of $230,000 and decreased subscription costs of $193,000. We expect sales and marketing expenses to decrease in 2025 due to recent personnel changes.

General and Administrative Expenses. General and administrative expenses consist primarily of personnel-related expenses, professional fees, including legal, finance and accounting expenses and other infrastructure expenses. General and administrative expenses for the year ended December 31, 2024 decreased by $1,922,000, or 16%, compared to the same period in 2023. This decrease was primarily due to a decrease in employment-related expenses of $422,000, a decrease in consulting costs of $519,000, a decrease in outside legal costs of $247,000, decreased accounting costs of $204,000 and a decrease in public company expenses of $174,000. We expect general and administrative expenses to decrease further in 2025 due to recent personnel changes.

Change in fair value of warrant liabilities. The fair values of the warrants as of December 31, 2024, and December 31, 2023 were $60,000 and $1,651,000, respectively. This represents the change in fair value of warrants exercised of $245,000, as well as a net change in fair value of $1,836,000, offset by an increase of $490,000 due to the modification of certain warrant liabilities.

Interest Income (Expense), net. We had net interest expense of $33,000 and net interest income of $48,000, for the years ended December 31, 2024 and 2023, respectively. The change in the net interest expense was primarily related to a decrease in the interest earned on our money market accounts, offset by the lower interest on the DECD loan after the forgiveness of $1,000,000.

Forgiveness of DECD loan. Forgiveness of the DECD loan decreased $1,000,000, compared to the same period in 2023. $1,000,000 of our loan with the State of Connecticut Department of Economic and Community Development (the “DECD”) was partially forgiven in 2023.

Other Income (Expense), net. Other income for the year ended December 31, 2024 increased by $1,386,000, compared to the same period in 2023. The increase related primarily to one-time transactions, including an award received from the federal government in the amount of $2,000,000. The increase was offset by the receipt of Employee Retention Tax Credits of $347,000 and the receipt of insurance reimbursements of $250,000 in 2023.

Cash Flows The following table summarizes our cash flows for the periods ended December 31, 2024 and 2023.

	Year Ended
	December 31,
(in thousands)	2024	2023
Net cash (used in) provided by:
Operating activities	$(12,113)	$(15,894)
Investing activities	(37)	(24)
Financing activities	11,064	5,216
Net decrease in cash, cash equivalents and restricted cash	$(1,086)	$(10,702)

Net cash used in operating activities was $12,113,000 for the year ended December 31, 2024, resulting primarily from the net loss reported of $13,094,000 and changes in fair value of warrant liabilities in the amount of approximately $1,346,000 and $418,000 related to changes in accrued liabilities, primarily offset by $1,494,000 related to non-cash stock compensation expense, $912,000 related to changes in accounts payable and $469,000 related to changes in accounts receivable.

Net cash used in operating activities was $15,894,000 for the year ended December 31, 2023, resulting primarily from the net loss reported of $16,690,000, the forgiveness of our DECD loan of $1,000,000 and changes in fair value of warrant liabilities in the amount of approximately $629,000, primarily offset by $1,724,000 related to non-cash stock compensation expense and $577,000 related to changes in prepaid expenses and other assets.

Net cash used in investing activities was $37,000 and $24,000 for the years ended December 31, 2024 and 2023, respectively, which consisted primarily of property and equipment purchases.

Net cash provided by financing activities was $11,064,000 for the year ended December 31, 2024, related primarily to a registered direct offering resulting in net proceeds of $4,830,000, after deducting placement agent costs and other expenses of $733,000, net proceeds of $1,901,000 related to an equity line of credit agreement, net proceeds of $1,838,000 related to a private placement offering, after deducting placement agent costs and other expenses of $72,000, net proceeds of $1,862,000 related to a warrant inducement agreement, after deducting placement agent costs and other expenses of $277,000 and net proceeds of $715,000 related to an at the market offering, after deducting transaction-related offering costs of $189,000, partially offset by principal payments on the DECD loan of $93,000.

Net cash provided by financing activities was $5,216,000 for the year ended December 31, 2023, related primarily to a registered direct offering resulting in net proceeds of $4,119,000, after deducting placement agent costs and other expenses of $597,000, net proceeds of $68,000 related to an at the market offering, after deducting transaction-related offering costs of $134,000, and an equity line of credit offering of $1,177,000, partially offset by principal payments on the DECD loan of $148,000.

We have significant NOL carryforwards as of December 31, 2024 which are subject to a full valuation allowance due to our history of operating losses. Section 382 of the Internal Revenue Code of 1986, as amended (“Section 382”), as well as similar state provisions restrict our ability to use our NOL credit carryforwards to offset taxable income due to ownership change limitations that have occurred in the past or that could occur in the future. These ownership changes also may limit the amount of tax credit carryforwards that can be utilized annually to offset tax liabilities.

Our pre- 2018 federal NOLs will expire in varying amounts from 2025 through 2037, if not utilized; and can offset 100% of future taxable income for regular tax purposes. Any federal NOLs arising on or after January 1, 2018, can be carried forward indefinitely but such federal NOL carryforwards are permitted to be used in any taxable year to offset up to 80% of taxable income in such year. Portions of our state NOLs will expire in varying amounts from 2025 through 2044 if not utilized. Our ability to use our NOLs will be dependent on our ability to generate taxable income, and the portions of our NOLs could expire before we generate sufficient taxable income.

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

We do not believe our existing cash and cash equivalents balance and cash flow from operations will be sufficient to meet our working capital, capital expenditures, and material cash requirements from known contractual obligations for the next twelve months and beyond. Our future capital requirements, the adequacy of available funds, and cash flows from operations could be affected by various risks and uncertainties, including, but not limited to, those detailed in Part I, Item 1A, Risk Factors in this Annual Report. We have incurred significant net losses and negative cash flows from operations since inception, and as a result has an accumulated deficit of approximately $531,397,000 as of December 31, 2024. We also expect to incur a net loss and negative cash flows from operations for 2025. In order to continue our operations as currently planned through 2025 and beyond, we will need to raise additional capital, which may include public or private equity offerings, debt financing, collaborations, licensing arrangements. Given the above conditions, there is substantial doubt about our ability to continue as a going concern. The consolidated financial statements have been prepared on a going concern basis and do not include any adjustments that might result from these uncertainties.

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

Under the terms of the DECD Loan Agreement, we were eligible for forgiveness of up to $1,500,000 of the principal amount of the loan had we achieved certain job creation and retention milestones by December 31, 2022. On June 26, 2023, we were notified by the DECD that we had satisfied all job creation and retention requirements under the loan agreement to receive forgiveness of $1,000,000. If we fail to maintain our Connecticut operations through March 22, 2026, the DECD may require early repayment of a portion or all of the loan plus a penalty of 5% of the total funded loan. For additional information, see Note 6 of our consolidated financial statements. As of December 31, 2024, the remaining balance outstanding under the DECD Loan Agreement is approximately $1,511,000, net of issuance costs.

Operating Leases

As of December 31, 2024, we are engaged in two lease agreements. Our Austin, Texas lease renewal agreement has a term of 81 months and expires on August 31, 2031, with the option to extend the lease for an additional three years. Our Shelton, Connecticut lease renewal agreement has a five-year term and expires on September 30, 2028, with a five-year renewal option.

Non-cancelable Royalty Obligations and Other Commitments

We are a party to an amended research collaboration agreement with The Johns Hopkins University School of Medicine under which we license certain of its intellectual property directed at the discovery and validation of biomarkers in human subjects, including but not limited to clinical application of biomarkers in the understanding, diagnosis and management of human disease. Under the terms of the amended research collaboration agreement, Aspira is required to pay the greater of 4% royalties on net sales of diagnostic tests using the assigned patents or annual minimum royalties of $57,500. Royalty expense for the years ended December 31, 2024 and 2023 totaled $293,000 and $324,000, respectively, as recorded in cost of revenue in the consolidated statements of operations.

Business Agreements

In August 2022, we entered into a sponsored research agreement with Harvard’s Dana-Farber Cancer Institute, Brigham & Women’s Hospital, and Medical University of Lodz for the generation of a multi-omic, non-invasive diagnostic aid to identify endometriosis based on circulating miRNAs and proteins. The results of this collaboration will be advanced, co-developed technology to guide medical and clinical management of women presenting with symptoms of endometriosis. This collaboration is expected to accelerate the development and commercialization of future endometriosis products, such as ENDOinform. The contract requires payments to be made upon the achievement of certain milestones. Under the terms of and as further described in the agreement, payments of approximately $1,252,000 are due from us to the counterparties upon successful completion of certain deliverables. During the year ended December 31, 2024, approximately $118,000 has been recorded as research and development expense in our consolidated financial statement of operations for the project. During the year ended December 31, 2023, approximately $215,000, was recorded as research and development expense in our consolidated financial statement of operations for the project. From the inception of the Dana-Faber, Brigham, Lodz Research Agreement through December 31, 2024, research and development expenses in the cumulative amount of $1,202,000 have been recorded. From the inception of the Dana-Faber, Brigham, Lodz Research Agreement through December 31, 2024, we made payments totaling $1,040,000. Additional payments of $212,000 are due to the collaboration partners in 2025 upon completion of certain deliverables estimated to occur during 2025.

On March 20, 2023, we entered into a licensing agreement with Harvard’s Dana-Farber Cancer Institute, Brigham & Women’s Hospital, and Medical University of Lodz (the “Ovarian Cancer License Agreement”) under which the Company will license certain of its intellectual property to be used in our OvaSuite product portfolio. Under the terms of the Ovarian Cancer License Agreement, we paid an initial license fee of $75,000 and then will pay a license maintenance fee of $50,000 on each anniversary of the date, as well as non-refundable royalty payments of up to $1,350,000 based on certain regulatory approvals and commercialization milestones and further royalty payments based on the net sales of our products included. No milestones have been reached as of December 31, 2024, and no royalty payments have been paid to date.

Common Stock

On February 10, 2023, we entered into a Controlled Equity Offering Sales Agreement (the “Cantor Sales Agreement”), with Cantor Fitzgerald & Co. (“Cantor”) as agent, pursuant to which it could offer and sell, from time to time, through Cantor, shares of our common stock, par value $0.001 per share, having an aggregate offering price of up to $12.5 million (the “Placement Shares”).

Under the Cantor Sales Agreement, Cantor could sell the Placement Shares by any method permitted by law and deemed to be an “at the market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, or the Securities Act, including sales made directly on the Nasdaq Capital Market, on any other existing trading market for our common stock or to or through a market maker or in privately negotiated transactions. Cantor received a Placement Fee of 3% for each completed sale of Placement Shares under the Cantor Sales Agreement.

We were not obligated to make any sales of the Placement Shares under the Cantor Sales Agreement.

During the year ended December 31, 2023, we sold 35,552 shares of the Placement Shares, for gross proceeds of approximately $211,000. For the year ended December 31, 2023, we recorded $134,000 as an offset to additional paid-in capital representing transaction-related offering costs of the Placement Shares.

In connection with a follow-on equity offering on July 24, 2023, we delivered written notice to Cantor on July 19, 2023 that we were suspending the prospectus supplement, dated February 10, 2023, related to our common stock issuable under the Cantor Sales Agreement. The 2023 At the Market Agreement was terminated in August 2024.

On March 28, 2023, we entered into a purchase agreement (the “2023 Equity Line of Credit Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”) and a registration rights agreement (the “LPC Registration Rights Agreement”), pursuant to which we have the right, in our sole discretion, to sell to Lincoln Park shares of our common stock, par value $0.001 per share (the “Common Stock”), having an aggregate value of up to $10,000,000 (the “Purchase Shares”), subject to certain limitations and conditions set forth in the 2023 Equity Line of Credit Agreement. We control the timing and amount of any sales of Purchase Shares to Lincoln Park pursuant to the 2023 Equity Line of Credit Agreement.

Under the 2023 Equity Line of Credit Agreement, on any business day after March 28, 2023 selected by us over the 36-month term of the 2023 Equity Line of Credit Agreement (each, a “Purchase Date”), we may direct Lincoln Park to purchase up to 6,667 shares of Common Stock on such Purchase Date (a “Regular Purchase”); provided, however, that (i) a Regular Purchase may be increased to up to 13,333 shares, if the closing sale price per share of the Common Stock on The Nasdaq Capital Market is not below $7.50 on the applicable Purchase Date; (ii) a Regular Purchase may be increased to up to 16,666 shares, if the closing sale price per share of the Common Stock on The Nasdaq Capital Market is not below $11.25 on the applicable Purchase Date; and (iii) a Regular Purchase may be increased to up to 20,000 shares, if the closing sale price per share of the Common Stock on The Nasdaq Capital Market is not below $15.00 on the applicable Purchase Date. In any case, Lincoln Park’s maximum obligation under any single Regular Purchase will not exceed $1,000,000. The above-referenced share amount limitations and closing sale price thresholds are subject to adjustment for any reorganization, recapitalization, non-cash dividend, stock split, reverse stock split or other similar transaction as provided in the 2023 Equity Line of Credit Agreement. The purchase price per share for each such Regular Purchase will be equal to the lesser of:

1.	the lowest sale price for the Common Stock on The Nasdaq Capital Market on the date of sale; and

2.	the average of the three lowest closing sale prices for the Common Stock on The Nasdaq Capital Market during the 10 consecutive business days ending on the business day immediately preceding the purchase date.

We also have the right to direct Lincoln Park, on any business day on which we have properly submitted a Regular Purchase notice for the maximum amount we are then permitted to sell to Lincoln Park in such Regular Purchase, to purchase an additional amount of the Common Stock (an “Accelerated Purchase”) of additional shares based on criteria established in the 2023 Equity Line of Credit Agreement. An Accelerated Purchase, which is at our sole discretion, may be subject to additional requirements and discounts if certain conditions are met as defined in the 2023 Equity Line of Credit Agreement.

The issuance of the Purchase Shares had been previously registered pursuant to the our effective shelf registration statement on Form S-3 (File No. 333-252267) (the “Old Registration Statement”), and the related base prospectus included in the Registration Statement, as supplemented by a prospectus supplement filed on March 28, 2023, that has expired. On April 22, 2024, we filed a registration statement on Form S-3 (File No. 333-278867) (the “Registration Statement”), and the related base prospectus included in the Registration Statement, that was declared effective by the SEC on April 25, 2024.

During the year ended December 31, 2023, we sold 472,312 shares of Common Stock under the 2023 Equity Line of Credit Agreement for gross proceeds of approximately $1,578,000 under the Old Registration Statement. In addition, 47,733 shares of Common Stock were issued to Lincoln Park as consideration for entering into the 2023 Equity Line of Credit Agreement.

During the year ended December 31, 2024, we sold 949,574 shares under the 2023 Equity Line of Credit Agreement for gross proceeds of approximately $1,900,000. Over the life of the 2023 Equity Line of Credit Agreement through December 31, 2024, we sold 1,310,517 shares for gross proceeds of approximately $3,078,000. We incurred approximately $326,000 of costs related to the execution of the 2023 Equity Line of Credit Agreement, all of which are reflected in the unaudited condensed consolidated financial statements. Of the total costs incurred, approximately $258,000 was paid in common stock to Lincoln Park for a commitment fee and $30,000 was paid for Lincoln Park expenses. These transaction costs were included in other expense in our consolidated statement of operations for the year ended December 31, 2023. We incurred approximately $249,000 and $41,000 for legal fees during the year ended December 31, 2024 and 2023, respectively, and included the costs in general and administrative expenses on its consolidated statement of operations. Under the terms of the Warrant Inducement Agreement, we agreed not to sell shares under the 2023 Equity Line of Credit Agreement for six months from the effective date of the Form S-3, which was September 3, 2024. As of March 25, 2025, the remaining availability under the 2023 Equity Line of Credit Agreement was $1,700,000 of shares of Common Stock that can be sold to Lincoln Park under the 2023 Equity Line of Credit Agreement, subject to the terms of the 2023 Equity Line of Credit Agreement.

On July 20, 2023, we entered into a securities purchase agreement (the “2023 Direct Offering Agreement”), with several investors relating to the issuance and sale of 1,694,820 shares of our common stock, par value $0.001 per share (the “2023 Direct Offering”).

Pursuant to the 2023 Direct Offering Agreement, we issued 1,650,473 shares of common stock to certain investors at an offering price of $2.75 per share, and 44,347 shares of common stock to its directors and executive officers at an offering price of $3.98 per share, which was the consolidated closing bid price of our common stock on The Nasdaq Capital Market on July 19, 2023. Our aggregate gross proceeds from the 2023 Direct Offering were approximately $4.7 million, before deducting placement agent fees and other estimated expenses of $597,000 payable by us.

We engaged Alliance Global Partners (“AGP”) to act as sole placement agent in the 2023 Direct Offering. We paid the placement agent a cash fee equal to 7.0% of the aggregate gross proceeds generated from the 2023 Direct Offering, except that, with respect to proceeds from the sale of 182,447 shares of common stock to certain investors, including our directors and executive officers, the placement agent’s cash fee was 3.5%. We also reimbursed the placement agent for its accountable offering-related legal expenses of $75,000 and a non-accountable expense allowance of $30,000.

On January 24, 2024, we entered into a securities purchase agreement (the “2024 Direct Offering Agreement”), with several investors relating to the issuance and sale of 1,371,000 shares of our common stock, par value $0.001 per share, and pre-funded warrants to purchase 200,000 shares of Common Stock (the “Pre-Funded Warrants”), in a registered direct offering, together with accompanying warrants to purchase 1,571,000 shares of Common Stock (the “Purchase Warrants”, and together with the Pre-Funded Warrants, the “Warrants”) in a concurrent private placement (the “Concurrent Private Offering” and together with the registered direct offering, the “2024 Direct Offering”).

Pursuant to the 2024 Direct Offering Agreement, we issued 1,368,600 shares of common stock to certain investors at an offering price of $3.50 per share, and 2,400 shares of common stock to an executive officer, at an offering price of $4.255 per share, which was the consolidated closing bid price of our common stock on The Nasdaq Capital Market on January 24, 2024 of $4.13 per share plus $0.125 per Purchase Warrant. The purchase price of each Pre-Funded Warrant is equal to the combined purchase price at which a share of Common Stock and the accompanying Purchase Warrant is sold in this 2024 Direct Offering, minus $0.0001. Our gross proceeds from the 2024 Direct Offering were approximately $5,563,000, before deducting placement agent fees and other expenses of approximately $733,000 payable by us. The 2024 Direct Offering closed on January 26, 2024.

All of the Pre-Funded Warrants were exercised on February 6, 2024 for gross proceeds of $20.

The Purchase Warrants have an exercise price of $4.13 per share and were exercisable beginning six months after issuance. 1,400,000 of the Purchase Warrants were exercised on August 1, 2024 under the Warrant Inducement Agreement at a reduced price of $1.25 per share.

We engaged AGP to act as sole placement agent in the 2024 Direct Offering. We paid the placement agent a cash fee equal to 7.0% of the aggregate gross proceeds generated from the 2024 Direct Offering, except that, with respect to proceeds raised in this 2024 Direct Offering from certain designated persons, AGP’s cash fee is reduced to 3.5% of such proceeds, and to reimburse certain fees and expenses of the placement agent in connection with the 2024 Direct Offering. We also reimbursed the placement agent for its accountable offering-related legal expenses of $75,000 and a non-accountable expense allowance of $30,000. Costs related to the 2024 Direct Offering were recorded as an offset to additional paid-in capital on our balance sheet as of December 31, 2024.

Effective upon the closing of the 2024 Direct Offering, we also amended certain existing warrants (the “August 2022 Warrants”) to purchase up to an aggregate of 366,664 shares at an exercise price of $13.20 per share and a termination date of August 25, 2027, so that the amended August 2022 Warrants have a reduced exercise price of $4.13 per share and a new termination date of January 26, 2029. The other terms of the amended August 2022 Warrants remain unchanged. We performed an analysis of the fair value of the August 2022 Warrants immediately before and after the modification and the increase in fair value of the August 2022 Warrants of $490,000 was recorded as a change in fair value of warrant liabilities in our consolidated statement of operations.

Approximately $106,000 of the costs related to the 2024 Direct Offering were allocated to the August 2022 Warrants and were recorded as other expense in our consolidated statement of operations.

On July 1, 2024, we entered into a securities purchase agreement with certain investors in a private placement (the “2024 Private Placement Offering”). Pursuant to the 2024 Private Placement Offering, we issued an aggregate of 1,248,529 shares of our common stock and accompanying warrants (the “July 2024 Warrants”) to purchase an equal number of shares of common stock at a price of $1.53 per share and accompanying warrant. The July 2024 Warrants have an exercise price of $2.25 per share and are exercisable until their expiration on the third anniversary of the issuance date. Our gross proceeds from the 2024 Private Placement Offering were approximately $1,909,000, before deducting expenses of approximately $72,000 payable by us.

In February 2025, certain July 2024 Warrants were modified to require shareholder approval of the July 2024 Warrants prior to their becoming exercisable.

On August 2, 2024, we entered into an agreement with H.C. Wainwright in connection with an At the Market offering agreement (the “2024 At the Market Offering”) to sell shares of our common stock (“Common Stock”), having an aggregate sales price of up to $4,450,000, from time to time, through an “at the market offering” program under which H.C. Wainwright acts as sales agent. We pay Wainwright a commission rate equal to 3.0% of the aggregate gross proceeds from each sale of shares under the 2024 At the Market Offering. We have also reimbursed H.C. Wainwright for certain specified expenses in connection with entering into the 2024 At the Market Offering.

During the year ended December 31, 2024, we sold 1,073,050 shares under the 2024 At the Market Offering for gross proceeds of approximately $903,000. We incurred approximately $240,000 of costs related to the execution of the 2024 At the Market Offering, all of which were recorded as an offset to additional paid-in capital on our balance sheet as of December 31, 2024.

Subsequent to December 31, 2024 and through March 25, 2025, we sold 12,277,441 shares under the 2024 At the Market Offering Agreement for gross proceeds of approximately $3,483,000 before deducting expenses of approximately $146,000. As of March 25, 2025, the remaining availability under the 2024 At the Market Offering Agreement was approximately $62,000 of shares of Common Stock that can be sold to H.C. Wainwright under the 2024 At the Market Offering Agreement, subject to the terms of the 2024 At the Market Offering Agreement.

In August 2024, we entered into securities purchase agreements with two shareholders under which we sold a total of 9,733 shares of common stock and received proceeds of approximately $11,000.

On July 31, 2024, we entered into a warrant inducement agreement (the “Warrant Inducement Agreement”) with a certain holder (the “Holder”) of (i) warrants to purchase 311,111 shares of Common Stock dated August 22, 2022 (the “August 2022 Warrants”) and (ii) warrants to purchase 1,400,000 shares of Common Stock dated January 26, 2024 (the “January 2024 Warrants”), pursuant to which the Holder agreed to exercise in cash the warrants held at a reduced exercise price of $1.25 per share (reduced from $4.13 per share for the August 2022 Warrants and $4.13 for the January 2024 Warrants).

As an inducement to such exercise, we agreed to issue to the Holder new Common Stock warrants (collectively, the “August 2024 Warrants”), to purchase up to 2,566,667 shares of Common Stock. The August 2024 Warrants were exercisable immediately after issuance and will expire 5 years from the initial exercise date.

The transaction, which closed on August 1, 2024, resulted in net proceeds of approximately $1,862,000. The Warrant Inducement Agreement was entered into to encourage the exercise of the August 2022 Warrants and January 2024 Warrants in order to obtain capital for operations. The $1,323,000 incremental value transferred for the modification to both the August 2022 Warrants and January 2024 Warrants as a result of the Warrant Inducement Amendment was accounted for as an equity issuance cost and recognized within additional paid in capital in the audited consolidated balance sheets.

In connection with a private placement offering of common stock and warrants we completed in May 2013, we entered into the 2013 Stockholders Agreement which, among other things, gives two of the primary investors in that offering the right to participate in any of our future equity offerings on the same price and terms as other investors. In addition, the 2013 Stockholders Agreement prohibits us from taking certain material actions without the requisite consent. These material actions include:

●	Making any acquisition with a value greater than $2 million;
●	Offering, selling or issuing any securities senior to our common stock or any securities that are convertible into or exchangeable or exercisable for securities ranking senior to our common stock;
●	Taking any action that would result in a change in control of the Company or an insolvency event; and
●	Paying or declaring dividends on any of our securities or distributing any of our assets other than in the ordinary course of business or repurchasing any of our outstanding securities.

The foregoing rights terminate for a primary investor when that investor ceases to beneficially own less than 50% of the shares and warrants (taking into account shares issued upon exercise of the warrants), in the aggregate, that were purchased at the closing of the 2013 private placement. We believe that the rights of one of the primary investors have so terminated.

We have incurred significant net losses and negative cash flows from operations since inception. At December 31, 2024 we had an accumulated deficit of $531,397,000 and stockholders’ deficit of $2,563,000. As of December 31, 2024, we had $1,769,000 of cash and cash equivalents, and $5,468,000 of current liabilities. Our working capital deficit was $1,285,000 at December 31, 2024. There can be no assurance that we will achieve or sustain profitability or positive cash flow from operations. In addition, while we expect to grow revenue through Aspira Labs, there is no assurance of our ability to generate substantial revenues and cash flows from Aspira Labs’ operations. We expect revenue from our products to be our only material, recurring source of cash in 2025.

We expect to incur a net loss and negative cash flows from operations in 2025.

Our future liquidity and capital requirements will depend upon many factors, including, among others:

●	resources devoted to sales, marketing and distribution capabilities;
●	the rate of product adoption by physicians and patients;
●	the rate of product adoption by healthcare systems and large physician practices of the decentralized distribution agreements;
●	the insurance payer community’s acceptance of and reimbursement for our products;
●	our plans to acquire or invest in other products, technologies and businesses; and
●	the potential need to add study sites to access additional patients to maintain clinical timelines;

In the event that our existing cash on hand is not sufficient to fund our near or long term operations, meet our capital requirements or satisfy our anticipated obligations as they become due, we expect to take further action to protect our liquidity position. Such actions may include, but are not limited to:

●	raising capital through an equity offering either in the public markets or via a private placement offering (however, no assurance can be given that capital will be available on acceptable terms, or at all);
●	reducing executive bonuses or replacing cash compensation with equity grants;
●	reducing professional services and consulting fees and eliminating non-critical projects;
●	reducing travel and entertainment expenses; and
●	reducing, eliminating or deferring discretionary marketing programs.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K, the information called for by Item 7A is not required.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements, including consolidated balance sheets as of December 31, 2024 and 2023, consolidated statements of operations for the years ended December 31, 2024 and 2023, consolidated statements of changes in stockholders’ equity for the years ended December 31, 2024 and 2023, consolidated statements of cash flows for the years ended December 31, 2024 and 2023 and notes to our consolidated financial statements, together with a report thereon of our independent registered public accounting firm are attached hereto as pages F-1 through F-29.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our senior management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management, including our Chief Executive Officer and Vice President of Finance, performed an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2024. Based on this evaluation, our Chief Executive Officer and Vice President of Finance have concluded that as of December 31, 2024, our disclosure controls and procedures were not effective.

Management’s Annual Report on Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our management has assessed the effectiveness of internal control over financial reporting as of December 31, 2024. Our assessment was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) entitled “Internal Control - Integrated Framework (2013).”

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

Based on using the COSO criteria, management concluded our internal control over financial reporting as of December 31, 2024 was not effective.

This Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2024 was not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC that permit a smaller reporting company to provide only management’s report in our Annual Report on Form 10-K.

During the year ended December 31, 2024, we identified a material weakness in internal control over financial reporting related to the operation of internal controls related to our contract review processes and the accounting for such contracts. This material weakness related to the accounting for complex financial transactions, including the technical accounting conclusions reached. During the year ended December 31, 2024, we entered into two transactions that were considered to be significant, non-routine or complex transactions, including a warrant inducement and a government grant. While the control was adequately designed, the operation of the control was not effective for either transaction.

The aggregation of these two deficiencies resulted in material weaknesses in our internal control over financial reporting as of December 31, 2024. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result, our management concluded that as of December 31, 2024, our internal control over financial reporting was not effective.

Remediation Activities

In order to address the material weaknesses in internal control over financial reporting as of December 31, 2024, described above, management implemented remediation activities, with direction from the audit committee. The activities that we have taken include retaining outside accounting assistance from a nationally recognized firm for certain significant, non-routine or complex transactions, including warrant valuation, beginning in the first quarter of 2025.

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

Remediation of Previously Identified Material Weaknesses

Management previously identified material weaknesses in our internal control over financial reporting as of December 31, 2023 related to:

1)	Information technology general controls (“ITGCs”) that are used to process and record certain revenue and expense transactions and support our financial reporting processes. This resulted in the lack of certain internal controls over these IT systems and over data and reports accumulated in such IT systems
2)	The design and implementation of our control activities over our revenue process. We did not adequately design controls to validate the delivery of the lab results to ordering physicians to ensure that revenue is being appropriately recognized.

As of December 31, 2024, management implemented the following to address the previously identified material weaknesses related to ITCGs and our revenue process:

●	Retained an internal controls specialist to complement the skills of the existing accounting and financial reporting staff, as well as implement key controls to improve business processes, including revenue and the IT environment.
●	Identified all information technology applications that support our financial reporting processes and assessed the risk of misstatement associated with each.
●	Performed a comprehensive review of the design and performance of internal controls related to information technology applications, including user access and program change controls.
●	Enhanced controls that require the assessment of service organization controls prior to implementation and on an annual basis.
●	Enhanced the design of and implemented controls around the rigor of the review process, and retention of sufficient appropriate evidence over the revenue process.

Management determined these controls were in place and operating for a sufficient period of time as of December 31, 2024 and, therefore, the previously identified material weaknesses related to ITCGs and our revenue process were remediated as of December 31, 2024.

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

Changes in Internal Control over Financial Reporting

Other than as described above, there were no changes in our internal control over financial reporting during the quarter ended December 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information regarding our directors, committees of our board of directors, our director nomination process, and our executive officers appearing under the heading “Election of Directors,” “Corporate Governance,” “Management”, “Security Ownership of Certain Beneficial Owners and Management” and “Delinquent Section 16(a) Reports” of the Company’s proxy statement relating to our annual meeting of stockholders to be held in 2025 (the “2025 Proxy Statement”) is incorporated by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information appearing under the headings “Board Compensation,” and “Executive Officer Compensation,” of the 2025 Proxy Statement is incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information appearing under the heading “Security Ownership of Certain Beneficial Owners and Management” of the 2024 Proxy Statement is incorporated by reference.

The information required by Item 201(d) of Regulation S-K will be set forth in the section titled “Equity Compensation Plan Information” in the 2025 Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information appearing under the headings “Certain Relationships and Related Transactions” and “Corporate Governance” of the 2025 Proxy Statement is incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information appearing under the heading “Ratification of the Selection of the Independent Registered Public Accounting Firm” of the 2025 Proxy Statement is incorporated by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	LIST OF DOCUMENTS FILED AS PART OF THIS REPORT:

1.	Financial Statements

The financial statements and notes thereto, and the report of the independent registered public accounting firm thereon, are set forth on pages F-1 through F-29.

2.	Financial Statement Schedules

All financial statement schedules have been omitted as the information is not required under the related instructions or is not applicable or because the information required is already included in the financial statements or the notes to those financial statements.

(b)	EXHIBITS

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
3.1	Fourth Amended and Restated Certificate of Incorporation of Aspira Women’s Health Inc. dated January 22, 2010	8-K	000-31617	3.1	January 25, 2010
3.2	Certificate of Amendment of Fourth Amended and Restated Certificate of Incorporation, effective June 19, 2014	10-Q	001-34810	3.2	August 14, 2014
3.3	Certificate of Amendment to Fourth Amended and Restated Certificate of Incorporation of Vermillion, Inc. dated June 11, 2020	8-K	001-34810	3.1	June 11, 2020
3.4	Certificate of Amendment to Fourth Amended and Restated Certificate of Incorporation of Aspira Women’s Health Inc, dated February 7, 2023	8-K	001-34810	3.1	February 7, 2023
3.5	Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock	8-K	001-34810	4.1	April 17, 2018
3.6	Amended and Restated Bylaws of Aspira Women’s Health Inc., effective February 23, 2022	8-K	001-34810	3.1	February 28, 2022
3.7	Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation of Aspira Women’s Health Inc., as amended May 11, 2023	8-K	001-34810	3.1	May 11, 2023
4.1	Form of Aspira Women’s Health Inc.’s (formerly Ciphergen Biosystems, Inc.) Common Stock Certificate	S-1/A	333-32812	4.1	August 24, 2000
4.2	Securities Purchase Agreement dated May 8, 2013, by and among Aspira Women’s Health Inc. (formerly Vermillion, Inc.) and the purchasers identified therein	8-K	001-34810	10.1	May 14, 2013
4.3	Stockholders Agreement dated May 13, 2013, by and among Vermillion, Inc., Oracle Partners, LP, Oracle Ten Fund Master, LP, Jack W. Schuler and other purchasers named therein	8-K	001-34810	10.2	May 14, 2013
4.4	Amended and Restated Promissory Note #1 by Vermillion, Inc. in favor of the State of Connecticut, acting by and through the Department of Economic and Community Development, effective April 3, 2020	10-K	001-34810	4.4	April 7, 2020
4.5	Amended and Restated Promissory Note #2 by Vermillion, Inc. in favor of the State of Connecticut, acting by and through the Department of Economic and Community Development, effective April 3, 2020	10-K	001-34810	4.5	April 7, 2020
4.6	Form of Indenture	S-3	333-252267	4.7	January 20, 2021
4.7	Description of Aspira Women’s Health Inc.’s Securities Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	001-34810	4.7	April 1, 2024
4.8	Form of Warrant 2022	8-K	001-34810	4.1	August 24, 2022
4.9	Form of Warrant Amendment to Common Stock Purchase Warrant_2022	8-K	001-34810	4.3	January 26, 2024
4.10	Form of Pre-Funded Warrant 2024	8-K	001-34810	4.1	January 26, 2024
4.11	Form of Warrant 2024	8-K	001-34810	4.2	January 26, 2024
4.12	Form of Common Warrant June 2024	8-K	001-34810	4.1	July 2, 2024
4.13	Form of Warrant July 2024	8-K	001-34810	4.1	July 31, 2024
4.14	Form of Warrant Amendment to Common Stock Purchase Warrant June 2024					√
4.15	Form of Senior Convertible Note	8-K	001-34810	4.1	March 11, 2025
4.16	Form of Warrant	8-K	001-34810	4.2	March 11, 2025
4.17	Form of Securities Purchase Agreement	8-K	001-34810	10.1	March 11, 2025

10.1	Securities Purchase Agreement, dated July 20, 2023, by and between Aspira Women’s Health Inc. and the purchasers identified therein	8-K	001-34810	10.1	July 24, 2023
10.2	Form of Aspira Women’s Health Inc Stock Option Award Agreement #	10-Q	001-34810	10.4	August 10, 2022
10.3	Form of Aspira Women’s Health Inc Restricted Stock Award Agreement #	10-Q	001-34810	10.5	August 10, 2022
10.4	Aspira Women’s Health Inc. 2019 Stock Incentive Plan #	10-Q	001-34810	10.3	August 10, 2022
10.5	Form of Aspira Women’s Health Inc. Stock Option Award Agreement (non-employee) #	10-Q	001-34810	10.7	August 10, 2022
10.6	Assistance Agreement by and between the State of Connecticut, acting by and through the Department of Economic and Community Development and Vermillion, Inc. effective March 22, 2016	10-Q	001-34810	10.1	May 16, 2016
10.7	Patent Security Agreement by Vermillion, Inc. in favor of the State of Connecticut, acting by and through the Department of Economic and Community Development, effective March 22, 2016	10-Q	001-34810	10.3	May 16, 2016
10.8	Security Agreement by Vermillion, Inc. in favor of the State of Connecticut, acting by and through the Department of Economic and Community Development, effective March 22, 2016	10-Q	001-34810	10.4	May 16, 2016
10.9	First Amendment to the Assistance Agreement by and between the State of Connecticut, acting by and through the Department of Economic and Community Development and Vermillion, Inc. dated March 7, 2018	10-K	001-34810	10.21	March 13, 2018
10.10	Second Amendment to the Assistance Agreement by and between the State of Connecticut, acting by and through the Department of Economic and Community Development and Vermillion, Inc. dated April 3, 2020	10-K	001-34810	10.22	April 7, 2020

10.11	Consulting Agreement between Aspira Women’s Health Inc. and Nicole Sandford effective December 16, 2024 # †					√
10.12	License Agreement between Aspira Women’s Health Inc. and Dana-Farber Cancer Institute, Inc. effective March 20, 2023	10-K	001-34810	10.28	April 1, 2024
10.13	Form of Securities Purchase Agreement June 2024	8-K	001-34810	10.1	July 2, 2024
10.14	Form of Warrant Inducement Agreement June 2024	8-K	001-34810	10.1	July 31, 2024
10.15	At The Market Agreement between Aspira Women’s Health Inc. and H. C. Wainwright & Co., LLC dated August 2, 2024	8-K	000-31617	1.1	August 2, 2024
19.1	Aspira Women’s Health Inc. Insider Trading Policy					√
21.0	Subsidiaries of Registrant	10-K	001-34810	21.0	March 31, 2022
23.1	Consent of BDO USA, P.C., Independent Registered Public Accounting Firm					√
24.1	Power of Attorney (included on signature page hereto)					√
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					√
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					√
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					√
97.1	Aspira Women’s Health Incentive Compensation Recoupment Policy	10-K	001-34810	97.1	March 29, 2024
101	Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language (“Inline XBRL”)
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

√	Filed herewith

#	Management contract or compensatory plan or arrangement.

†	Confidential treatment has been granted with respect to certain provisions of this agreement. Omitted portions have been filed separately with the SEC.

ITEM 16.	FORM 10-K SUMMARY

None.

ASPIRA WOMEN’S HEALTH INC.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Aspira Women’s Health Inc.

Austin, TX

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Aspira Women’s Health Inc. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of these critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating these critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition – Determination of Transaction Price for Product Revenue

As described in Note 1 to the consolidated financial statements, the Company recognizes product revenue upon completion of the test and delivery of results to the physician based on estimates of the amounts that will ultimately be realized. When determining the amount of revenue to be recognized for a delivered test result, management applies judgment to determine the transaction price, which affects the amount of revenue recognized. The Company’s product revenue for the year ended December 31, 2024 was $9.2 million.

We identified the auditing of management’s determination of the transaction price as a critical audit matter. Management’s determination of the transaction price considers certain inputs, such as payment history, including amount and timing of payment and payer coverage. Auditing these inputs required challenging auditor judgment due to the nature and extent of audit effort required.

The primary procedures we performed to address this critical audit matter included:

●	Assessing the reasonableness of management’s inputs used to estimate the transaction price by testing on a sample basis the underlying data by:
	●	Inspecting the supporting documentation related to the determination of payer grouping, and
	●	Reviewing historical cash collections used in determining the transaction price.
●	Recalculating the average unit price using the historical cash collections for the period for each payer group.

Accounting for July 2024 Warrant Inducement Agreement

As described in Note 7 to the consolidated financial statements, the Company entered into a warrant inducement agreement with a certain holder of (i) warrants to purchase 311,111 shares of Common Stock dated August 22, 2022 and (ii) warrants to purchase 1,400,000 shares of Common Stock dated January 26, 2024, pursuant to which the holder agreed to exercise in cash the warrants held at a reduced exercise price of $1.25 per share reduced from $4.13 per share.

We identified the assessment of the accounting treatment of these warrants as a critical audit matter due to the complexity in assessing the warrant features, which requires management to make significant judgments in the interpretation of the terms of the agreements and in the application of appropriate accounting guidance. Auditing management’s application of the appropriate accounting treatment required challenging and complex auditor judgment due to the nature and extent of audit effort required, including the use of firm personnel with expertise in technical accounting.

The primary procedures we performed to address this critical audit matter included:

●	Reviewing and evaluating (i) the terms of the agreement, (ii) the completeness and accuracy of the Company’s technical accounting analysis, and (iii) the application of the relevant accounting guidance.
●	Utilizing firm personnel with expertise in the relevant technical accounting to assist in evaluating (i) the relevant contract terms of the issuances in relation to the appropriate accounting guidance, and (ii) the appropriateness of conclusions reached by the Company.

/s/ BDO USA, P.C.

We have served as the Company’s auditor since 2012.

Boston, Massachusetts

March 27, 2025

Aspira Women’s Health Inc.

Consolidated Balance Sheets

(Amounts in Thousands, Except Share and Par Value Amounts)

	December 31,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$1,769	$2,597
Accounts receivable, net of reserves of $0 and $15, as of December 31, 2024 and December 31, 2023, respectively	990	1,459
Prepaid expenses and other current assets	1,098	997
Inventories	326	227
Total current assets	4,183	5,280
Property and equipment, net	69	165
Right-of-use assets	1,194	528
Restricted cash	-	258
Other assets	45	31
Total assets	$5,491	$6,262
Liabilities and Stockholders’ (Deficit) Equity
Current liabilities:
Accounts payable	$2,173	$1,261
Accrued liabilities	2,445	2,863
Current portion of long-term debt	229	166
Short-term debt	614	670
Current maturities of lease liabilities	7	159
Total current liabilities	5,468	5,119
Non-current liabilities:
Long-term debt	1,278	1,430
Non-current maturities of lease liabilities	1,248	427
Warrant liabilities	60	1,651
Total liabilities	8,054	8,627
Commitments and contingencies (Note 6)
Stockholders’ (deficit) equity:
Common stock, par value $0.001 per share, 200,000,000 and 200,000,000 shares authorized at December 31, 2024 and December 31, 2023, respectively; 17,407,120 and 10,645,049 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	17	11
Additional paid-in capital	528,817	515,927
Accumulated deficit	(531,397)	(518,303)
Total stockholders’ deficit	(2,563)	(2,365)
Total liabilities and stockholders’ deficit	$5,491	$6,262

See accompanying notes to consolidated financial statements

Aspira Women’s Health Inc.

Consolidated Statements of Operations

(Amounts in Thousands, Except Share and Per Share Amounts)

	Year Ended
	December 31,
	2024	2023
Revenue:
Product	$9,182	$9,153
Genetics	-	1
Total revenue	9,182	9,154
Cost of revenue:
Product	3,703	3,892
Genetics	-	-
Total cost of revenue	3,703	3,892
Gross profit	5,479	5,262
Operating expenses:
Research and development	3,266	4,035
Sales and marketing	8,146	7,812
General and administrative	10,345	12,267
Total operating expenses	21,757	24,114
Loss from operations	(16,278)	(18,852)
Other income, net:
Change in fair value of warrant liabilities	1,346	629
Interest income (expense), net	(33)	48
Forgiveness of DECD loan	-	1,000
Other income, net	1,871	485
Total other income, net	3,184	2,162
Net loss	$(13,094)	$(16,690)
Net loss per share - basic and diluted	$(0.93)	$(1.81)
Weighted average common shares used to compute basic and diluted net loss per common share	14,134,626	9,233,306

See accompanying notes to consolidated financial statements

Aspira Women’s Health Inc.

Consolidated Statements of Changes in Stockholders’ (Deficit) Equity

(Amounts in Thousands, Except Share Amounts)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance at December 31, 2022	8,306,326	$8	$508,584	$(501,613)	$6,979
Net loss	-	-	-	(16,690)	(16,690)
Common stock issued under 2023 At the Market Offering Agreement, net of issuance costs	35,552	-	68	-	68
Common stock issued under 2023 Equity Line of Credit Agreement, net of issuance costs	360,943	-	1,177	-	1,177
Common stock issued for entering into 2023 Equity Line of Credit Agreement	47,733	-	258	-	258
Common stock issued under 2023 Direct Offering, net of issuance costs	1,694,820	2	4,117	-	4,119
Common stock issued for vested restricted stock awards	199,699	1	814	-	815
Stock-based compensation expense	-	-	909	-	909
Fractional shares adjustment related to reverse stock split	(24)	-	-	-	-
Balance at December 31, 2023	10,645,049	11	515,927	(518,303)	(2,365)
Net loss	-	-	-	(13,094)	(13,094)
Common stock issued under 2023 Equity Line of Credit Agreement	949,574	1	1,900	-	1,901
Common stock issued under 2024 Direct Offering, net of issuance costs of $733	1,371,000	1	4,829	-	4,830
Common stock issued under Warrant Inducement Agreement, net of issuance costs of $277	1,711,111	2	1,860	-	1,862
Reclassification of Warrant Liability upon Exercise	-	-	245	-	245
Common stock issued under 2024 At the Market Agreement, net of issuance costs of $189	1,073,050	1	714	-	715
Common stock issued under 2024 Private Placement Offering, net of issuance costs of $72	1,248,527	1	1,837	-	1,838
Common stock issued under 2024 Securities Purchase Agreements	9,733	-	11	-	11
Warrant Exercise	200,000	-	-	-	-
Common stock issued for vested restricted stock awards	199,076	-	161	-	161
Stock-based compensation expense	-	-	1,333	-	1,333
Balance at December 31, 2024	17,407,120	$17	$528,817	$(531,397)	$(2,563)

See accompanying notes to consolidated financial statements

Aspira Women’s Health Inc.

Consolidated Statements of Cash Flows

(Amounts in Thousands)

	Year Ended
	December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(13,094)	$(16,690)
Adjustments to reconcile net loss to net cash used in operating activities:		-
Non-cash lease expense	3	(9)
Depreciation and amortization	92	199
Stock-based compensation expense	1,494	1,724
Change in fair value of warrant liabilities	(1,346)	(629)
Loss on impairment and disposal of property and equipment	41	28
Forgiveness of DECD loan	-	(1,000)
Financing expense for entering into equity line of credit with Lincoln Park	-	258
Changes in operating assets and liabilities:
Accounts receivable	469	(214)
Prepaid expenses and other assets	(115)	577
Inventories	(99)	89
Accounts payable	912	380
Accrued liabilities	(418)	(539)
Other liabilities	(52)	(68)
Net cash used in operating activities	(12,113)	(15,894)
Cash flows from investing activities:
Purchase of property and equipment	(37)	(24)
Net cash used in investing activities	(37)	(24)
Cash flows from financing activities:
Principal repayment of DECD loan	(93)	(148)
Proceeds from 2023 At the Market Offering Agreement	-	202
Payment of issuance costs for 2023 At the Market Offering Agreement	-	(134)
Proceeds from 2023 Equity Line of Credit Agreement	1,901	1,177
Proceeds from 2023 Direct Offering	-	4,716
Payment of issuance costs for 2023 Direct Offering	-	(597)
Proceeds from 2024 Direct Offering	5,563	-
Payment of issuance costs for 2024 Direct Offering	(733)	-
Proceeds from Warrant Inducement Agreement	2,139	-
Payment of issuance costs for Warrant Inducement Agreement	(277)	-
Proceeds from 2024 Securities Purchase Agreements	11	-
Proceeds from 2024 At the Market Offering Agreement	904	-
Payment of issuance costs for 2024 At the Market Offering Agreement	(189)	-
Proceeds from 2024 Private Placement Offering	1,910	-
Payment of issuance costs for 2024 Private Placement Offering	(72)	-
Net cash provided by financing activities	11,064	5,216
Net decrease in cash, cash equivalents and restricted cash	(1,086)	(10,702)
Cash, cash equivalents and restricted cash, beginning of year	2,855	13,557
Cash, cash equivalents and restricted cash, end of year	$1,769	$2,855
Reconciliation to Consolidated Balance Sheet:
Cash and cash equivalents	$1,769	$2,597
Restricted cash	-	258
Unrestricted and restricted cash and cash equivalents	$1,769	$2,855
Supplemental disclosure of cash flow information:
Cash paid for interest	$49	$45
Supplemental disclosure of noncash investing and financing activities:
Forgiveness of DECD loan	$-	$(1,000)
Warrants modification - incremental value	$1,323	$-
Commitment shares for equity line of credit	$-	$258
Increase in right-of-use assets	$895	$318

See accompanying notes to consolidated financial statements

Aspira Women’s Health Inc.

Notes to Consolidated Financial Statements

NOTE 1: BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

Organization and Basis of Presentation

Aspira Women’s Health Inc. (“Aspira,” and together with its wholly-owned subsidiaries, the “Company”) is incorporated in the state of Delaware, and is engaged in the business of developing and commercializing diagnostic tests for gynecologic disease. The Company currently markets and sells the following products and related services: (1) the Ova1Plus workflow, which uses Ova1, a qualitative serum test intended as an aid to further assess the likelihood of malignancy in women with an ovarian adnexal mass for which surgery is planned when the physician’s independent clinical and radiological evaluation does not indicate malignancy, as the primary test and Overa, a second-generation biomarker test intended to maintain Ova1’s high sensitivity while improving specificity, as a reflex for Ova1 intermediate range results, leveraging the strengths of Ova1’s MIA sensitivity and Overa’s (MIA2G) specificity to reduce incorrectly elevated results; and (2) OvaWatch, an LDT intended to assist in the initial clinical assessment of malignancy risk in all women thought to have an indeterminate or benign adnexal mass. Overa is currently not offered except as a reflex test performed as part of the Ova1Plus workflow. Collectively, these tests are referred to and marketed as OvaSuite. The Company’s products are distributed through its own national sales force, through its proprietary decentralized testing platform and cloud service marketed as Aspira Synergy, and through marketing and distribution agreements with BioReference Health, LLC and ARUP Laboratories.

Operating segments are defined as components of a business about which separate discrete information is available and used for evaluation by the chief operating decision maker (the “CODM”) in deciding how to allocate resources and assess performance. The company’s chief executive officer alone is the Company’s CODM. Refer to Note 12 – Segment Reporting for more information.

Going Concern

The Company has incurred significant net losses and negative cash flows from operations since inception, and as a result has an accumulated deficit of approximately $531,397,000 and working capital deficit of $1,285,000 as of December 31, 2024. For the year ended December 31, 2024, the Company incurred a net loss of $13,094,000 and used cash in operations of $12,113,000. The Company also expects to incur a net loss and negative cash flows from operations for 2025. In order to continue its operations as currently planned through 2025 and beyond, the Company will need to raise additional capital. The Company expects to take further action to protect its liquidity position. Such actions may include, but are not limited to:

●	Raising capital through an equity offering either in the public markets or via a private placement offering (to the extent that the Company raises additional funds by issuing equity securities, the Company’s stockholders may experience significant dilution. However, no assurance can be given that capital will be available on acceptable terms, or at all);
●	Securing debt, however, no assurance can be given that debt will be available on acceptable terms or at all;
●	Reducing executive bonuses or replacing cash compensation with equity grants;
●	Reducing professional services and consulting fees and eliminating non-critical projects;
●	Reducing travel and entertainment expenses; and
●	Reducing, eliminating or deferring discretionary marketing programs.

The Company also has outstanding warrants to purchase shares of its common stock that may be exercised; although there can be no assurance that the warrants will be exercised.

There can be no assurance that the Company will achieve or sustain profitability or positive cash flow from operations. Management expects cash from product sales and licensing to be the Company’s only material, recurring source of cash in 2025. Given the above conditions, there is substantial doubt about the Company’s ability to continue as a going concern within one year after the date these financial statements are filed. The consolidated financial statements have been prepared on a going concern basis and do not include any adjustments that might result from these uncertainties.

On July 1, 2024, the Company received a deficiency letter from the Listing Qualifications Department of the Nasdaq Stock Market (“Nasdaq”) notifying the Company that, for the 30 consecutive business days prior to the date of the deficiency letter, the Company’s Market Value of Listed Securities was below the minimum of $35 million requirement for continued inclusion on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(b)(2) (the “MVLS Requirement”). In accordance with Nasdaq Listing Rule 5810(c)(3)(C), Nasdaq provided the Company with 180 calendar days, or until December 30, 2024, to regain compliance with the MVLS Requirement. On December 31, 2024, the Company received written notice from the Staff of Nasdaq notifying it that the Company failed to regain compliance with the MVLS Requirement by the Compliance Date. As such, the Company requested an appeal of Nasdaq’s determination to delist the Company’s common stock from The Nasdaq Capital Market and paid Nasdaq a hearing fee of $20,000. The hearing was held on February 18, 2025.

The Company presented an appeal of Nasdaq’s determination to delist its common stock. As a result of the hearing, on March 6, 2025, the Company received written notice from Nasdaq that it would grant the Company’s request for continued listing on the Nasdaq Capital Market subject to certain conditions. Although the Company has been granted the conditional exception to remain listed on the Nasdaq Capital Market, no assurance can be provided that it will successfully meet the conditions of the exception and that its common stock will continue to be listed on The Nasdaq Capital Market.

On October 17, 2024, the Company received a second deficiency letter from the Listing Qualifications Department of The Nasdaq Stock Market stating that, for the preceding 30 consecutive business days, the closing bid price for Aspira common stock was below the minimum $1.00 per share requirement for continued inclusion on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2). As provided in the Nasdaq rules, the Company has 180 calendar days, or until April 15, 2025, to regain compliance with the Minimum Bid Price Rule. The Company may achieve compliance during this period if the closing bid price of Aspira common stock is at least $1.00 per share for a minimum of 10 consecutive business days. If the Company fails to regain compliance on or prior to April 15, 2025, the Company may be eligible for an additional 180-calendar day compliance period, which would extend the deadline until October 12, 2025. There is no assurance that the Company will be able to regain compliance by the April 15, 2025 deadline or the additional 180-calendar day extended deadline, and there is no assurance that the Company will otherwise maintain compliance with this or any of the other Nasdaq continued listing requirements.

On February 11, 2025, the Company received written notice from the Nasdaq Stock Market, LLC (“Nasdaq”) that based on the closing bid price per share immediately preceding entering into a binding agreement to issue the securities for the Private Placement of $1.47 per share plus $0.125 attributable to the value of the warrants, the market value of the transaction for purposes of Listing Rule 5625(c) was $1.595. Since the shares and warrants sold in the private placement were issued below the market value, and the Company failed to obtain shareholder approval, the Company violated Listing Rule 5635(c). Accordingly, this matter served as an additional basis for delisting the Company’s securities from The Nasdaq Stock Market.

Subsequently, on February 11, 2025, the Company completed amendments to the warrants prohibiting exercise until shareholder approval has been obtained. As a result, the Staff of Nasdaq has determined that the Company has regained compliance with Listing Rule 5635(c) and subject to the disclosure requirements below, this matter is now closed.

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

Restricted Cash

Restricted cash consists of a security deposit for a credit card financing arrangement. The restriction on the cash was removed when the Company closed its credit card account.

Fair Value Measurements

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

If a financial instrument uses inputs that fall within different levels of the hierarchy, the instrument will be categorized based upon the lowest level of input that is significant to the fair value calculation.

Financial instruments of the Company consist primarily of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, debt and warrant liabilities.

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

Cash and cash equivalents, restricted cash, accounts receivable, and accounts payable are considered Level 1 and are carried at cost due to their short-term nature and their market interest rates. Warrant liabilities are considered Level 2 and are recorded at fair value at the end of each reporting period. Debt is considered Level 3, which the Company does not record at fair value. The carrying value of debt approximates fair value due to its interest rate approximating market rates of interest available to the Company for similar instruments.

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

The Company also reviews its patient account population and determines an appropriate distribution of patient accounts by payer (i.e., Medicare, patient pay, other third-party payer, etc.) into portfolios with similar collection experience. The Company has elected this practical expedient that, when evaluated for collectability, results in a materially consistent revenue amount for such portfolios as if each patient account were evaluated on an individual contract basis. During the years ended December 31, 2024 and 2023, there were no adjustments to estimates of variable consideration to derecognize revenue for services provided in a prior period; however, additional revenue of approximately $4,000 and $87,000 was recognized during the years ended December 31, 2024 and 2023, respectively. There were no impairment losses on accounts receivable recorded during the years ended December 31, 2024 and 2023.

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

Patent Costs

Costs incurred in filing, prosecuting and maintaining patents (principally legal fees) are expensed as incurred and recorded within general and administrative expenses on the Company’s consolidated statements of operations. Such costs aggregated to approximately $274,000 and $341,000 for the years ended December 31, 2024 and 2023, respectively.

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

The Company qualified for federal government assistance through the ERC. During the years ended December 31, 2024 and 2023, the Company received approximately $38,000 and $347,000, respectively, from the Internal Revenue Service for payroll tax refunds for 2020. The Company recorded the receipt as other income in its consolidated statements of operations.

In October 2024, the Company was selected as an awardee of a federal health an initiative to address critical unmet challenges in women’s health, champion transformative innovations, and tackle health conditions that uniquely or disproportionately affect women. Under this initiative, the Company expects to receive up to $10,000,000 in milestone-based funding over two years to develop its multi-marker blood test to aid in the detection of endometriosis. The test will rely on an AI-powered algorithm that combines protein and microRNA biomarkers and patient data, and leverage technology that the Company pioneered for its ovarian cancer risk assessment blood tests.

The Company met the first milestone for payment in the fourth quarter of 2024 and received a payment of $2,000,000. The award also provides for access to a team of subject matter experts and advisors to support the successful completion and commercial launch of the test before the end of the two-year contract term. The Company will work with a Program Manager in the design, development, and commercial launch of this first-of-its kind endometriosis diagnostic test.

Applying guidance from IAS 20, the Company accounts for each milestone in the contract as an individual obligation. The Company recognizes income when there is reasonable assurance that the entity will meet the conditions and that the grant will be received. Notwithstanding Aspira’s adoption of IAS 20 deferred income approach, due to the uncertainty posed by the current political climate, particularly with respect to government awards, Aspira will recognize income for each milestone only upon receipt of payments. During the year ended December 31, 2024, the Company recorded other income of $2,000,000 in its consolidated statement of operations related to the award.

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

The Company recognizes interest and penalties related to unrecognized tax benefits within the interest expense line and other expense line, respectively, in its consolidated statements of operations. Accrued interest and penalties are included within the related liability lines in the Company’s consolidated balance sheet.

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

Operating leases are included in right-of-use operating assets, current lease liabilities, and noncurrent lease liabilities in the consolidated balance sheets as of December 31, 2024 and 2023.

Segment Reporting

The Company’s Chief Operating Decision Maker (“CODM”) is its Chief Executive Officer. The Company views its operations and manages its business in a single operating segment, which is the discovery, development, and commercialization of noninvasive diagnostic tests. As a result, the CODM evaluates the business on a consolidated basis. The Company’s CODM uses the net loss that is reported on the Company’s consolidated statement of operations as a consolidated net loss for the purpose of allocating resources. The Company also monitors its cash and cash equivalents as reported on its consolidated balance sheets to determine its liquidity needs and to allocate resources. For additional information, see Note 12, Segment Information.

NOTE 2: RECENT ACCOUNTING PRONOUNCEMENTS

In August 2020, the FASB issued ASU No. 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). This update was issued to assist in simplifying the accounting for convertible instruments. The Company adopted ASU 2020-06 on January 1, 2024. The adoption of this standard did not have a material impact on the Company’s consolidated results of operations, financial position, or cash flows.

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

In March 2023, the FASB issued ASU No. 2023-01, Leases (Topic 842): Common Control Arrangements (“ASU 2023-01”). ASU 2023-01 clarified the accounting for leasehold improvements for leases under common control. The guidance is scheduled to be effective for fiscal years beginning after December 15, 2024, including interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the adoption of this standard to have a material impact on its results of operations, financial position, or cash flows.

In October 2023, the FASB issued ASU No. 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative (“ASU 2023-06”). The amendments in this ASU are expected to clarify or improve disclosure and presentation requirements of a variety of ASC topics by aligning them with the SEC’s regulations. ASU 2023-06 will become effective for each amendment on the effective date of the SEC’s corresponding disclosure rule changes. The Company does not expect ASU 2023-06 to have a material impact on its results of operations, financial position, or cash flows.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”) to update reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses and information used to assess segment performance. This ASU requires disclosure of significant segment expenses that are regularly provided to the CODM and included within the reported measure of a segment’s profit or loss, requires interim disclosures about a reportable segment’s profit or loss and assets that are currently required annually, requires disclosure of the position and title of the CODM, clarifies circumstances in which an entity can disclose multiple segment measures of profit or loss, and contains other disclosure requirements. ASU 2023-07 was adopted by the Company on January 1, 2024. The adoption of this standard did not have a material impact on the Company’s consolidated results of operations, financial position, or cash flows. For additional information, see Note 12, Segment Information.

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

In November 2024, the FASB issued ASU No. 2024-03, Income Statement – Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”) that requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. The standard will become effective for annual periods beginning after December 15, 2026. The Company does not expect the adoption of ASU 2024-03 to have a material impact on its results of operations, financial position or cash flows.

NOTE 3: STRATEGIC ALLIANCE WITH QUEST DIAGNOSTICS INCORPORATED

In March 2015, the Company reached an agreement with Quest Diagnostics Incorporated (“Quest Diagnostics”). Pursuant to this agreement, all Ova1 U.S. testing services for Quest Diagnostics customers were transferred to Aspira’s wholly-owned subsidiary, Aspira Labs, as of August 2015. Pursuant to this agreement, as amended as of December 8, 2022, Quest Diagnostics has continued to provide blood draw and logistics support by transporting specimens to Aspira Labs for testing and is billed by Quest Diagnostics for services performed. The purpose of the 2022 amendment was to add OvaWatch to the U.S testing services for Quest Diagnostics customers and to extend the term of the agreement from March 11, 2023 to December 31, 2023. Under the terms of the agreement, as amended, the Company was required to pay an annual fee of $75,000 for the services of a part-time Quest Diagnostics project manager. The parties are currently negotiating a renewal agreement. As of December 31, 2024, the Company has $331,051 accrued and payable to Quest Diagnostics for phlebotomy services rendered on behalf of the Company under the terms of the agreements.

Note 4: PROPERTY AND EQUIPMENT

The components of property and equipment as of December 31, 2024 and 2023 were as follows:

	Estimated	December 31,
(in thousands)	Useful Life	2024	2023
Machinery and equipment	3 - 5 years	$363	$363
Computer equipment and software	3 years	882	1,377
Furniture and fixtures	5 years	150	189
Leasehold improvements	(1)	68	52
Gross property and equipment		1,463	1,981
Accumulated depreciation and amortization		(1,394)	(1,816)
Property and equipment, net		$69	$165

(1)	Lesser of remaining lease term or estimated useful life

Depreciation expense for property and equipment was $92,000 and $199,000 for the years ended December 31, 2024 and 2023, respectively.

NOTE 5: ACCRUED LIABILITIES

The components of accrued liabilities as of December 31, 2024 and 2023 were as follows:

	December 31,
(in thousands)	2024	2023
Payroll and benefits related expenses	$1,448	$1,189
Collaboration and research agreements expenses	228	217
Professional services	253	951
Other accrued liabilities	516	506
Total accrued liabilities	$2,445	$2,863

NOTE 6: COMMITMENTS, CONTINGENCIES AND DEBT

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

Under the terms of the DECD Loan Agreement, the Company was eligible for forgiveness of up to $1,500,000 of the principal amount of the loan if it was able to achieve certain job creation and retention milestones by December 31, 2022. On June 26, 2023, the Company was notified by the DECD that the Company satisfied all job creation and retention requirements under the loan agreement to receive forgiveness of $1,000,000. During the year ended December 31, 2023, the Company recorded the $1,000,000 as other income in its consolidated statement of operations. If the Company fails to maintain its Connecticut operations through March 22, 2026, the DECD may require early repayment of a portion or all of the loan plus a penalty of 5% of the total funded loan.

On June 6, 2023, the Company was granted a deferral of interest and principal payments on a portion of the remaining outstanding balances through December 1, 2023. On January 30, 2024, the Company was granted an additional deferral of interest and principal payments on a portion of the remaining outstanding balances through June 1, 2024. The Company determined the loan deferrals met the definition of a troubled debt restructuring under ASC 470-60, Troubled Debt Restructurings by Debtors, as the Company was experiencing financial difficulties, and the lenders granted a concession. The future undiscounted cash flows of the DECD loan after the loan deferrals exceeded the carrying value of the DECD loan prior to the loan deferrals. As such no gain was recognized as a result of the deferrals.

On October 2, 2024, the Company executed an additional deferral agreement (the “October 2 Deferral”), which provided for both the interest and principal payments on Loan 1 to be deferred for August and September 2024. Payments resumed in October 2024. The October 2 Deferral also provides for both the interest and principal payments on Loan 2 to be deferred from August 2024 to May 2027, with payments resuming in June 2027. The Company determined these loan deferrals also met the definition of a troubled debt restructuring under ASC 470-60, Troubled Debt Restructurings by Debtors, as the Company was experiencing financial difficulties, and the lenders granted a concession. The future undiscounted cash flows of the DECD loan after the loan deferrals exceeded the carrying value of the DECD loan prior to the loan deferrals. As such, no gain was recognized as a result of the deferrals.

Long-term debt consisted of the following:

	December 31,	December 31,
	2024	2023
(in thousands)
DECD loan, net of issuance costs	$1,507	$1,596
Less: Current portion, net of issuance costs	(229)	(166)
Total long-term debt, net of issuance costs	$1,278	$1,430

As of December 31, 2024, the annual amounts of future minimum principal payments due under the Company’s contractual obligation are shown in the table below. Unamortized debt issuance costs for the DECD loan were $4,000 as of December 31, 2024. Debt related to the insurance promissory note of $614,000, as described below, is not included in the following table due to the insurance promissory note being cancelable.

	Payments Due by Period
(in thousands)	Total	2025	2026	2027	2028	2029	Thereafter
DECD Loan	$1,511	$233	$237	$145	$213	$217	$466
Total	$1,511	$233	$237	$145	$213	$217	$466

The DECD loan is classified within Level 3 of the fair value hierarchy. The following table presents the carrying value and fair value of the DECD loan. The fair value is estimated based on the discounted cash flows using the prevailing marketing interest rates.

		December 31,		December 31,
		2024		2023
(in thousands)	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
DECD loan	Level 3	$1,511	$1,169	$1,604	$1,255

Insurance Notes

During 2024 and 2023, the Company entered into insurance promissory notes for the payment of insurance premiums at an interest rate of 7.52% and 7.79% respectively, with an aggregate principal amount outstanding of approximately $614,000 and $670,000 as of December 31, 2024 and 2023, respectively. The amount outstanding in 2024 could be substantially offset by the cancellation of the related insurance coverage which is classified in prepaid insurance. The 2024 notes are payable in nine monthly installments with a maturity date of August 1, 2025. The 2024 notes are payable in nine monthly installments with a maturity date of August 1, 2025.

The carrying value of the Company’s insurance promissory note approximates fair value at December 31, 2024 and 2023, due to the short-term nature of the insurance note and are classified as Level 2 within the fair value hierarchy.

During the year ended December 31, 2023, the Company received a $250,000 insurance reimbursement check related to research samples lost in a power outage in the Trumbull, Connecticut office in January 2023. The Company recorded the reimbursement as other income in its consolidated statement of operations.

Operating Leases

The Company leases facilities to support its business of discovering, developing and commercializing diagnostic tests in the fields of gynecologic disease. The Company’s principal facility, including the CLIA laboratory used by Aspira Labs, is located in Austin, Texas, and an administrative office is also located in Shelton, Connecticut.

In December 2024, the Company extended the Austin, Texas lease for an additional 54 months. The lease renewal also expands the leased space. The Company’s renewed lease expires on August 31, 2031, with the option to extend the lease for an additional three years. The Company had previously extended the lease by 37 months in July 2023. Prior to the renewal in 2023, the Company’s Texas lease had a term of 12 months, and the Company has elected the policy of not recording leases on the balance sheet when the leases have terms of 12 months or less. Through June 30, 2023, the Company recognized the lease payments in profit and loss on a straight-line basis over the term of the lease, and variable lease payments in the period in which the obligation for the payments was incurred. Variable lease costs represent our share of the landlord’s operating expenses. Beginning in the third quarter of 2023, the Company added the extended Austin, Texas lease to its balance sheet as a right-of-use asset. The Company is not reasonably certain that it will exercise the three year renewal option beginning on September 1, 2031.

In October 2015, the Company entered into a lease agreement for a facility in Trumbull, Connecticut, which was renewed in September 2020. On May 30, 2023, the Company entered into an agreement with the owner of its Trumbull, Connecticut offices to move to a more economical location in Shelton, Connecticut. The new lease in Shelton, Connecticut cancelled and replaced the Trumbull, Connecticut office lease. The new lease term is for five years, and its commencement date was October 1, 2023. Continuation of the lease after the lease term would be on a month-to-month basis.

In January 2023, the Company entered into a new sublease agreement for an administrative facility in Palo Alto, California. The Company’s sublease term commenced in April 2023 and expired on May 31, 2024. The Company did not renew its lease with the sublessor. The sublessor, Invitae, filed for bankruptcy on February 15, 2024. The Company has applied for a refund of its approximately $10,000 security deposit with the bankruptcy court.

The expense associated with these operating leases for the years ended December 31, 2024 and 2023 is shown in the table below (in thousands). Included in the amounts below are $58,000 of short term lease expenses related to rent and variable costs for one lease during 2023 prior to its treatment as a right-of-use asset and $114,000 related to rent and variable costs during 2023.

		Year Ended December 31,
Lease Cost	Classification	2024	2023
Operating rent expense
	Cost of revenue	$87	$83
	Research and development	42	63
	Sales and marketing	6	11
	General and administrative	61	115
Variable rent expense
	Cost of revenue	$46	$52
	Research and development	11	14
	Sales and marketing	7	9
	General and administrative	35	74

Based on the Company’s leases as of December 31, 2024, the table below sets forth the approximate future lease payments related to operating leases with initial terms of one year or more (in thousands).

Year	Payments
2025	$263
2026	325
2027	283
2028	275
2029	230
Thereafter	397
Total Operating Lease Payments	1,773
Less: Imputed Interest	(358)
Present Value of Lease Liabilities	1,415
Less: Unused Tennant Improvement Allowance	(160)
Less: Operating Lease Liability, current portion	(7)
Operating Lease Liability, non-current portion	$1,248

Supplemental disclosure of cash flow information related to leases for the years ended December 31, 2024 and 2023 is shown in the table below (in thousands).

	Year Ended December 31,
	2024	2023
Cash paid for amounts included in measurement of lease liabilities:
Operating cash outflows relating to operating leases	$346	$459
Weighted-average remaining lease term (in years)	5.9	3.6
Weighted-average discount rate	7.59%	7.30%

Non-cancelable Royalty Obligations and Other Commitments

The Company is a party to an amended research collaboration agreement with The Johns Hopkins University School of Medicine under which the Company licenses certain of its intellectual property directed at the discovery and validation of biomarkers in human subjects, including but not limited to clinical application of biomarkers in the understanding, diagnosis and management of human disease. Under the terms of the amended research collaboration agreement, Aspira is required to pay the greater of 4% royalties on net sales of diagnostic tests using the assigned patents or annual minimum royalties of $57,500. Royalty expense for the years ended December 31, 2024 and 2023 totaled $293,000 and $324,000, respectively, and is recorded in cost of revenue in the Company’s consolidated statements of operations.

On December 16, 2024, the Company announced that its former Chief Executive Officer would be leaving the Company. The Company recorded $393,000 on its consolidated statement of operations as severance expense, including $375,000 representing cash severance payments for nine months, which will be paid in equal biweekly installments for a period of nine months and $18,000 representing health and dental insurance payments for nine months. As of December 31, 2024, the Company had approximately $356,000 accrued for severance and $18,000 accrued for health and dental insurance.

Business Agreements

In August 2022, the Company entered into a sponsored research agreement with Harvard’s Dana-Farber Cancer Institute, Brigham & Women’s Hospital, and Medical University of Lodz for the generation of a multi-omic, non-invasive diagnostic aid to identify endometriosis based on circulating miRNAs and proteins. The results of this collaboration will be advanced, co-developed technology to guide medical and clinical management of women presenting with symptoms of endometriosis. This collaboration is expected to accelerate the development and commercialization of future endometriosis products, such as ENDOinform. The contract requires payments to be made upon the achievement of certain milestones. Under the terms of and as further described in the agreement, payments of approximately $1,252,000 have or will become due from the Company to the counterparties upon successful completion of certain deliverables in 2022 and 2023 as follows: 68% was paid in 2022, 15% was paid in 2023, and the remaining 17% will become payable upon completion of certain deliverables estimated to occur in 2025. During the year ended December 31, 2024, no expense was recorded as research and development expense in the Company’s consolidated financial statement of operations for the project. During the year ended December 31, 2023, approximately $215,000, was recorded as research and development expense in the Company’s consolidated financial statement of operations for the project. From the inception of the Dana-Faber, Brigham, Lodz Research Agreement through December 31, 2024, research and development expenses in the cumulative amount of $1,083,000 have been recorded. From the inception of the Dana-Faber, Brigham, Lodz Research Agreement through December 31, 2024, the Company made payments totaling $1,040,000. Additional payments of $212,000 are due to the collaboration partners in 2025 under the terms of the agreement.

On March 20, 2023, the Company entered into a licensing agreement (“Dana-Faber, Brigham, Lodz License Agreement”) with Harvard’s Dana-Farber Cancer Institute, Brigham & Women’s Hospital, and Medical University of Lodz under which the Company will license certain of its intellectual property to be used in the Company’s OvaSuite product portfolio. Under the Dana-Faber, Brigham, Lodz License Agreement, the Company paid an initial license fee of $75,000, which was recorded as research and development expense on the Company’s consolidated financial statement of operations, and then will pay a license maintenance fee of $50,000 on each anniversary of the date of the Dana-Faber, Brigham, Lodz License Agreement. The Dana-Faber, Brigham, Lodz License Agreement also requires non-refundable royalty payments of up to $1,350,000 based on certain regulatory approvals and commercialization milestones and further royalty payments based on the net sales of the Company’s products included under the Dana-Faber, Brigham, Lodz License Agreement. No milestones have been reached as of December 31, 2024.

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

NOTE 7: COMMON STOCK

Additional Shares Authorized

On February 6, 2023, the Company filed with the Secretary of State of the State of Delaware a Certificate of Amendment to the Company’s Fourth Amended and Restated Certificate of Incorporation, as amended, to increase the authorized number of shares of the Company’s common stock from 150,000,000 shares to 200,000,000 shares.

2023 At the Market Offering

On February 10, 2023, the Company entered into a Controlled Equity Offering Sales Agreement (the “Cantor Sales Agreement”), with Cantor Fitzgerald & Co. (“Cantor”) as agent, pursuant to which it could offer and sell, from time to time, through Cantor, shares of the Company’s common stock, par value $0.001 per share, having an aggregate offering price of up to $12.5 million (the “Placement Shares”).

Under the Cantor Sales Agreement, Cantor could sell the Placement Shares by any method permitted by law and deemed to be an “at the market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, or the Securities Act, including sales made directly on the Nasdaq Capital Market, on any other existing trading market for the Company’s common stock or to or through a market maker or in privately negotiated transactions. Cantor received a Placement Fee of 3% for each completed sale of Placement Shares under the Cantor Sales Agreement. The Company was not obligated to make any sales of the Placement Shares under the Cantor Sales Agreement.

During the year ended December 31, 2023, the Company sold 35,552 shares of the Placement Shares, for gross proceeds of approximately $211,000. For the year ended December 31, 2023, the Company recorded $134,000 as an offset to additional paid-in capital representing transaction-related offering costs of the Placement Shares.

In connection with a follow-on equity offering on July 24, 2023, the Company delivered written notice to Cantor on July 19, 2023 that it was suspending the prospectus supplement, dated February 10, 2023, related to the Company’s common stock issuable under the Cantor Sales Agreement. The 2023 At the Market Agreement was terminated in August 2024.

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

The issuance of the Purchase Shares had been previously registered pursuant to the Company’s effective shelf registration statement on Form S-3 (File No. 333-252267) (the “Old Registration Statement”), and the related base prospectus included in the Registration Statement, as supplemented by a prospectus supplement filed on March 28, 2023, that has expired. On April 22, 2024, the Company filed a registration statement on Form S-3 (File No. 333-278867) (the “Registration Statement”), and the related base prospectus included in the Registration Statement, that was declared effective by the SEC on April 25, 2024.

During the year ended December 31, 2023, the Company sold 472,312 shares of Common Stock under the 2023 Equity Line of Credit Agreement for gross proceeds of approximately $1,578,000 under the Old Registration Statement. In addition, 47,733 shares of Common Stock were issued to Lincoln Park as consideration for entering into the 2023 Equity Line of Credit Agreement.

During the year ended December 31, 2024, the Company sold 949,574 shares under the 2023 Equity Line of Credit Agreement for gross proceeds of approximately $1,900,000. Over the life of the 2023 Equity Line of Credit Agreement through December 31, 2024, the Company sold 1,310,517 shares for gross proceeds of approximately $3,078,000. The Company incurred approximately $326,000 of costs related to the execution of the 2023 Equity Line of Credit Agreement, all of which are reflected in the unaudited condensed consolidated financial statements. Of the total costs incurred, approximately $258,000 was paid in common stock to Lincoln Park for a commitment fee and $30,000 was paid for Lincoln Park expenses. These transaction costs were included in other expense in the Company’s consolidated statement of operations for the year ended December 31, 2023. The Company incurred approximately $249,000 and $41,000 for legal fees during the year ended December 31, 2024 and 2023, respectively, and included the costs in general and administrative expenses on its consolidated statement of operations. Under the terms of a Warrant Inducement Agreement, the Company agreed not to sell shares under the 2023 Equity Line of Credit Agreement for six months from the effective date of the Form S-3, which was September 3, 2024. As of March 25, 2025, the remaining availability under the 2023 Equity Line of Credit Agreement was $1,700,000 of shares of Common Stock that can be sold to Lincoln Park under the 2023 Equity Line of Credit Agreement, subject to the terms of the 2023 Equity Line of Credit Agreement.

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

2024 Registered Direct Offering

On January 24, 2024, the Company entered into a securities purchase agreement (the “2024 Direct Offering Agreement”), with several investors relating to the issuance and sale of 1,371,000 shares of its common stock, par value $0.001 per share, and pre-funded warrants to purchase 200,000 shares of Common Stock (the “Pre-Funded Warrants”), in a registered direct offering, together with accompanying warrants to purchase 1,571,000 shares of Common Stock (the “January 2024 Purchase Warrants”, and together with the Pre-Funded Warrants, the “January 2024 Warrants”) in a concurrent private placement (the “Concurrent Private Offering” and together with the registered direct offering, the “2024 Direct Offering”).

Pursuant to the 2024 Direct Offering Agreement, the Company issued 1,368,600 shares of common stock to certain investors at an offering price of $3.50 per share, and 2,400 shares of common stock to an executive officer, at an offering price of $4.255 per share, which was the consolidated closing bid price of the Company’s common stock on The Nasdaq Capital Market on January 24, 2024 of $4.13 per share plus $0.125 per January 2024 Purchase Warrant. The purchase price of each Pre-Funded Warrant is equal to the combined purchase price at which a share of Common Stock and the accompanying January 2024 Purchase Warrant is sold in this 2024 Direct Offering, minus $0.0001. The gross proceeds to the Company from the 2024 Direct Offering were approximately $5,563,000, before deducting placement agent fees and other expenses of approximately $733,000 payable by the Company. The 2024 Direct Offering closed on January 26, 2024.

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

The January 2024 Purchase Warrants have an exercise price of $4.13 per share and were exercisable beginning six months after issuance. 1,400,000 of the January 2024 Purchase Warrants were exercised on August 1, 2024 under a Warrant Inducement Agreement at a reduced price of $1.25 per share.

The Company engaged AGP to act as sole placement agent in the 2024 Direct Offering. The Company paid the placement agent a cash fee equal to 7.0% of the aggregate gross proceeds generated from the 2024 Direct Offering, except that, with respect to proceeds raised in this 2024 Direct Offering from certain designated persons, AGP’s cash fee is reduced to 3.5% of such proceeds, and to reimburse certain fees and expenses of the placement agent in connection with the 2024 Direct Offering. The Company also reimbursed the placement agent for its accountable offering-related legal expenses of $75,000 and a non-accountable expense allowance of $30,000. Costs related to the 2024 Direct Offering were recorded as an offset to additional paid-in capital on the Company’s balance sheet as of December 31, 2024.

The Company evaluated the Pre-Funded Warrants and the January 2024 Purchase Warrants and concluded that they met the criteria to be classified as equity within additional paid-in-capital.

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

The January 2024 Purchase Warrants are equity classified because they (1) are freestanding financial instruments that are legally detachable and separately exercisable from the common stock, (2) do not embody an obligation for the Company to repurchase its shares, (3) permit the holder to receive a fixed number of shares of common stock upon exercise, (4) are indexed to the Company’s common stock and (5) meet the equity classification criteria.

Effective upon the closing of the 2024 Direct Offering, the Company also amended certain existing warrants (the “August 2022 Warrants”) to purchase up to an aggregate of 366,664 shares at an exercise price of $13.20 per share and a termination date of August 25, 2027, so that the amended August 2022 Warrants have a reduced exercise price of $4.13 per share and a new termination date of January 26, 2029. The other terms of the amended August 2022 Warrants remain unchanged. The Company performed an analysis of the fair value of the August 2022 Warrants immediately before and after the modification and the increase in fair value of the August 2022 Warrants of $490,000 was recorded as a change in fair value of warrant liabilities in the Company’s consolidated statement of operations.

Approximately $106,000 of the costs related to the 2024 Direct Offering were allocated to the August 2022 Warrants and were recorded as other expense in the Company’s consolidated statement of operations.

2024 Private Placement Offering

On July 1, 2024, the Company entered into a securities purchase agreement with certain investors in a private placement (the “2024 Private Placement Offering”). Pursuant to the 2024 Private Placement Offering, the Company issued an aggregate of 1,248,529 shares of its common stock and accompanying warrants (the “July 2024 Purchase Warrants”) to purchase an equal number of shares of common stock at a price of $1.53 per share and accompanying warrant. The July 2024 Purchase Warrants have an exercise price of $2.25 per share and are exercisable until their expiration on the third anniversary of the issuance date. The gross proceeds to the Company from the 2024 Private Placement Offering were approximately $1,909,000, before deducting expenses of approximately $72,000 payable by the Company.

The Company evaluated the July 2024 Purchase Warrants and concluded that they met the criteria to be classified as equity within additional paid-in-capital.

The July 2024 Purchase Warrants are equity classified because they (1) are freestanding financial instruments that are legally detachable and separately exercisable from the common stock, (2) do not embody an obligation for the Company to repurchase its shares, (3) permit the holder to receive a fixed number of shares of common stock upon exercise, (4) are indexed to the Company’s common stock and (5) meet the equity classification criteria.

In February 2025, certain July 2024 Purchase Warrants were modified to require shareholder approval of the July 2024 Purchase Warrants prior to their becoming exercisable. Refer to Note 13 – Subsequent Events for more information.

2024 At the Market Offering

On August 2, 2024, the Company entered into an agreement with H.C. Wainwright in connection with an At the Market offering agreement (the “2024 At the Market Offering”) to sell shares of its common stock (“Common Stock”), having an aggregate sales price of up to $4,450,000, from time to time, through an “at the market offering” program under which H.C. Wainwright acts as sales agent. The Company pays Wainwright a commission rate equal to 3.0% of the aggregate gross proceeds from each sale of shares under the 2024 At the Market Offering. The Company has also reimbursed H.C. Wainwright for certain specified expenses in connection with entering into the 2024 At the Market Offering.

During the year ended December 31, 2024, the Company sold 1,073,050 shares under the 2024 At the Market Offering for gross proceeds of approximately $903,000. The Company incurred approximately $240,000 of costs related to the execution of the 2024 At the Market Offering, all of which were recorded as an offset to additional paid-in capital on the Company’s balance sheet as of December 31, 2024.

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

As an inducement to such exercise, the Company agreed to issue to the Holder new Common Stock warrants (collectively, the “August 2024 Purchase Warrants”), to purchase up to 2,566,667 shares of Common Stock. The August 2024 Purchase Warrants were exercisable immediately after issuance and will expire 5 years from the initial exercise date.

The transaction, which closed on August 1, 2024, resulted in net proceeds of approximately $1,862,000. The Warrant Inducement Agreement was entered into to encourage the exercise of the August 2022 Warrants and January 2024 Purchase Warrants in order to obtain capital for operations. The $1,323,000 incremental value transferred for the modification to both the August 2022 Warrants and January 2024 Purchase Warrants as a result of the Warrant Inducement Amendment was accounted for as an equity issuance cost and recognized within additional paid in capital in the audited consolidated balance sheets.

The Company evaluated the August 2024 Purchase Warrants and concluded that they met the criteria to be classified as equity within additional paid-in-capital.

The August 2024 Purchase Warrants are equity classified because they (1) are freestanding financial instruments that are legally detachable and separately exercisable from the common stock, (2) do not embody an obligation for the Company to repurchase its shares, (3) permit the holder to receive a fixed number of shares of common stock upon exercise, (4) are indexed to the Company’s common stock and (5) meet the equity classification criteria.

Under the terms of the Warrant Inducement Agreement, the Company was prohibited from selling shares under the 2024 At the Market Offering until September 30, 2024. It was also prohibited from selling shares under our 2023 equity line of credit for a period of six months from the effective date of the Form S-3, which was September 3, 2024.

Warrants

Certain of the Company’s Warrants are classified as a long-term Warrant liability on the Company’s balance sheet. The fair values of the Warrants as of December 31, 2024 and December 31, 2023 were $61,000 and $1,651,000, respectively. The fair value of the Warrants was estimated using Black-Scholes pricing model based on the following assumptions:

	December 31,
	2024		2023
	Unmodified Warrants	Modified Warrants
Dividend yield	-%	-%	-%
Volatility	111.3%	103.6%	105.1%
Risk-free interest rate	4.22%	4.28%	3.93%
Expected lives (years)	2.64	4.07	3.64
Weighted average fair value	$0.101	$0.162	$2.064

The fair value of the Warrants, which were deemed to be derivative instruments due to the certain contingent put feature, was determined using the Black-Scholes option pricing model. The Black-Scholes option pricing model was deemed to be an appropriate model due to the terms of the Warrants issued, including a fixed term and exercise price.

The fair value of Warrants was affected by changes in inputs to the Black-Scholes option pricing model including the Company’s stock price, expected stock price volatility, the contractual term, and the risk-free interest rate. This model uses Level 2 inputs, including stock price volatility, in the fair value hierarchy established by ASC 820 Fair Value Measurement.

Warrants outstanding as of December 31, 2024 and 2023 were as follows:

				Number of Warrants Outstanding and Common Stock Underlying Warrants
			Exercise Price	December 31,
	Issuance Date	Expiration Date	per Share	2024	2023
Unmodified August 2022 Warrants(1)	August 25, 2022	August 25, 2027	$13.20	433,321	799,985
Modified August 2022 Warrants(1)	August 25, 2022	August 25, 2027	$4.13	55,553	-
January 2024 Purchase Warrants(2)	January 26, 2024	July 26, 2029	$4.13	171,000	-
July 2024 Purchase Warrants(2)	July 9, 2024	July 9, 2027	$2.25	1,248,527	-
August 2024 Purchase Warrants(2)	August 1, 2024	August 1, 2029	$1.36	2,566,667	-
				4,475,068	799,985

(1)	Liability classified
(2)	Equity classified

NOTE 8: LOSS PER SHARE

The Company calculates basic loss per share using the weighted average number of shares of Aspira common stock outstanding during the period. The Company considers the August 2022 Warrants, the January 2024 Purchase Warrants, the July 2024 Purchase Warrants and the August 2024 Purchase Warrants to be participating securities, because holders of such instruments participate in the event a dividend is paid on common stock. The holders of the August 2022 Warrants, the January 2024 Purchase Warrants, the July 2024 Purchase Warrants and the August 2024 Purchase Warrants do not have a contractual obligation to share in the Company’s losses. As such, losses are attributed entirely to common stockholders and for periods in which the Company has reported a net loss, diluted loss per common share is the same as basic loss per common share.

	Year Ended
	December 31,
	2024	2023
Numerator:
Net Loss	$(13,094)	$(16,690)
Denominator:
Shares used in computing net loss per share, basic and diluted	14,134,626	9,233,306
Net loss per share, basic and diluted	$(0.93)	$(1.81)

Due to net losses for the years ended December 31, 2024 and 2023, diluted loss per share is calculated using the weighted average number of common shares outstanding and excludes the effects of potential shares of common stock that are antidilutive.

The potential shares of common stock that have been excluded from the diluted loss per share calculation above for the years ended December 31, 2024 and 2023 were as follows:

	Year Ended December 31,
	2024	2023
Stock options	876,249	759,922
Restricted stock units	149,061	59,463
Warrants	4,475,068	799,985
Potential common shares	5,500,378	1,619,370

NOTE 9: EMPLOYEE SHARE BASED COMPENSATION AND BENEFIT PLANS

2010 Stock Incentive Plan

The Company’s employees, directors, and consultants were eligible to receive awards under the Vermillion, Inc. Second Amended and Restated 2010 Stock Incentive Plan, which was replaced by the 2019 Plan (as defined below) with respect to future equity grants. As of December 31, 2024, there were no shares of Aspira common stock available for future grants under the 2010 Plan.

As of December 31, 2024, a total of 14,907 shares were reserved for issuance with respect to outstanding stock options.

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

Subject to the terms and conditions of the 2019 Plan, the initial number of shares authorized for grants under the 2019 Plan is 699,485. In May 2023, the Company’s stockholders approved an increase of 333,333 to the number of shares available for issuance under the 2019 Plan for a total of 1,032,818. To the extent an equity award granted under the 2019 Plan expires or otherwise terminates without having been exercised or paid in full, or is settled in cash, the shares of common stock subject to such award will become available for future grant under the 2019 Plan. As of December 31, 2024, there were 530,613 shares of Aspira common stock available for future grants under the 2019 Plan.

The stock option activity under the 2010 and 2019 Plan for the years ended December 31, 2024 and 2023 was as follows:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term
Options outstanding at December 31, 2023	759,922	17.48	$113,929	6.06
Options granted	677,424	2.24
Options forfeited or expired	(561,097)	16.84
Options outstanding(1) at December 31, 2024	876,249	$6.11	$-	7.71

Exercisable options at December 31, 2024	542,685	$7.24	$-	6.89

(1)	Options outstanding include options vested and expected to vest

There no options exercised during the years ended December 31, 2024 and 2023.

During the year ended December 31, 2024, the Company granted option awards under the 2019 Plan with a weighted average grant date fair value of $1.36.

Assumptions included in the fair value per share calculations during the year ended December 31, 2024, were (i) expected terms of one to three years, (ii) one to three year treasury interest rates of 3.58% to 4.96% and (iii) market close prices ranging from $0.75 to $4.87. The Company recorded $13,000 in forfeitures for the year ended December 31, 2024.

During the year ended December 31, 2023, the Company granted option awards under the 2019 Plan with a weighted average grant date fair value of $4.16.

Assumptions included in the fair value per share calculations during the year ended December 31, 2023, were (i) expected terms of one to five years, (ii) one to five year treasury interest rates of 3.89% to 5.49% and (iii) market close prices ranging from $2.40 to $8.70. The Company recorded $60,000 in forfeitures for the year ended December 31, 2023.

The following table summarizes RSU activity for the 2019 Plan during the years ended December 31, 2024 and 2023.

	Number of Shares	Weighted Average Grant Date Fair Value per Share
RSUs outstanding at December 31, 2023	59,463	$3.19
RSUs granted	318,951	1.13
RSUs vested and issued	(199,076)	1.49
RSUs forfeited or expired	(30,277)	3.16
RSUs outstanding at December 31, 2024	149,061	$1.02

During the year ended December 31, 2023, the Company granted RSUs with a weighted average grant date fair value of $947,950. The total fair value of RSUs vested was $326,000 and $811,000 for the year ended December 31, 2024 and 2023, respectively.

Stock-based Compensation

The allocation of non-cash stock-based compensation expense by functional area for the year ended December 31, 2024 and 2023 was as follows.

	Year Ended
	December 31,
(in thousands)	2024	2023
Cost of revenue	$36	$33
Research and development	195	325
Sales and marketing	153	47
General and administrative	1,110	1,319
Total	$1,494	$1,724

As of December 31, 2024, total unrecognized compensation cost related to unvested stock option awards was approximately $294,000, and the related weighted average period over which it is expected to be recognized was 1.85 years. As of December 31, 2024, there was $73,000 in unrecognized compensation costs related to restricted stock units, and the related weighted average period over which it is expected to be recognized is 0.49 years.

401(k) Plan

The Company’s 401(k) Plan allows eligible employees to defer up to an annual limit of the lesser of 90.0% of eligible compensation or a maximum contribution amount subject to the Internal Revenue Service annual contribution limit. The Company is not required to make Company contributions under the 401(k) Plan. During the years ended December 31, 2024 and 2023, the Company did not make Company contributions to the 401(k) Plan.

NOTE 10: INCOME TAXES

There was no current income tax expense or benefit for the years ended December 31, 2024 or 2023 because of net losses during those years. These net losses were generated from domestic operations. Loss from continuing operations before income taxes for the years ended December 31, 2024 and 2023 were $13,094,000 and $16,690,000, respectively.

Based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company has provided a full valuation allowance against its net deferred tax assets at December 31, 2024 and 2023. Therefore, there was no deferred income tax expense or benefit for the years ended December 31, 2024 or 2023.

The components of net deferred tax assets at December 31, 2024 and 2023 were as follows:

	Year Ended December 31,
(in thousands)	2024	2023
Deferred tax assets:
Net operating losses	$55,899	$52,540
Capitalized research expenses	3,120	3,432
Fixed asset depreciation	477	487
Other	544	697
ASC 842 Right of Use Liability	300	137
Total deferred tax assets	60,340	57,293
Valuation allowance	(60,055)	(57,170)
Deferred tax assets	$285	$123

Deferred tax liabilities:
ASC 842 Right of Use Asset	$(285)	$(123)
Deferred tax liabilities	$(285)	$(123)

Net deferred tax assets	$-	$-

The Company’s gross deferred tax asset for the state net operating losses and the valuation allowance for the year ended December 31, 2024 have each been reduced by $2,350,000 to apply Section 382 of the Internal Revenue Code of 1986, as amended (“Section 382”) net operating loss utilization limitation to the state of California net operating leases.

The reconciliation of the statutory federal income tax rate to the Company’s effective tax rate for the years ended December 31, 2024 and 2023 was as follows:

	Year Ended December 31,
	2024	2023
Tax at federal statutory rate	21%	21%
State tax, net of federal benefit	3	-
Change in valuation allowance	(22)	(17)
Change in warrant valuation	2	1
Net operating loss reduction due to Section 382 limitation	(1)	(1)
Permanent items	(1)	(1)
Deferred adjustments, return to provision	(2)	(3)
Effective income tax rate	-%	-%

The Company’s ability to use its net operating loss and credit carryforwards to offset future taxable income is restricted due to ownership change limitations that have occurred in the past, as required by Section 382, as well as similar state provisions. Net operating losses which are limited from offsetting any future taxable income under Section 382 are not included in the gross deferred tax assets presented above.

Legislation commonly referred to as the Tax Cut and Jobs Act (H.R. 1) was enacted on December 22, 2017. As a result of the Tax Cuts and Jobs Act of 2017, federal net operating losses (“NOLs”) arising before January 1, 2018, and federal NOLs arising after January 1, 2018 are subject to different rules.

The Company’s pre-2018 federal NOLs of $66,980,000, which are not limited from offsetting future taxable income under Section 382, will expire in varying amounts from 2025 through 2037, if not utilized, and can offset 100% of future taxable income for regular tax purposes. The Company also has pre-2018 federal NOLs of approximately $30,512,000 that will expire if not utilized within 20 years of being generated that are limited in offsetting future taxable income under Section 382. A portion may still potentially be utilized before they expire, but the portion which will not be able to be utilized prior to expiration has been removed from gross deferred tax assets. The Company’s federal NOLs of $129,547,000 arising on or after January 1, 2018, can generally be carried forward indefinitely but such federal NOL carryforwards are permitted to be used in any table year to offset up to 80% of future taxable income annually. State NOLs will expire in varying amounts from 2025 through 2044 if not utilized. The Company’s ability to use its NOLs during this period will be dependent on the Company’s ability to generate taxable income, and portions of the Company’s NOLs could expire before the Company generates sufficient taxable income.

The valuation allowance was $60,096,000 and $57,170,000 at December 31, 2024 and 2023, respectively. The increase of approximately $2,926,000 between 2024 and 2023 is primarily due to adjustments to the domestic deferred tax assets related to net operating losses.

The Company files income tax returns in the U.S. and in various state jurisdictions with varying statutes of limitations. The Company has not been audited by the Internal Revenue Service or any state income or franchise tax agency. As of December 31, 2024, the Company’s federal returns for the years ended 2022 through the current period and most state returns for the years ended 2021 through the current period are still open to examination. In addition, all of the net operating losses and research and development credits generated in years earlier than 2022 and 2021, respectively, are still subject to Internal Revenue Service audit. The federal and California tax returns for the year ended December 31, 2023 reflect research and development carryforwards of $4,657,000 and $6,067,000, respectively. The Company does not anticipate claiming any additional research and development credits for the year ended December 31, 2024.

As of December 31, 2024, the Company’s gross unrecognized tax benefits are approximately $9,257,000 which are entirely attributable to research and development credits. A reconciliation of the change in the Company’s unrecognized tax benefits is as follows:

(in thousands)	Federal Tax	State Tax	Total
Balance at December 31, 2022	$4,375	$5,856	$10,231
Increase in tax position during 2023	282	211	493
Balance at December 31, 2023	4,657	6,067	10,724
Return to provision true up	(282)	(211)	(493)
Decrease due to expirations during 2024	(974)	-	(974)
Balance at December 31, 2024	$3,401	$5,856	$9,257

The increase for the year ended December 31, 2024 is related to positions taken in that year. If the $9,257,000 of unrecognized income tax benefit is recognized, approximately $9,257,000 would impact the effective tax rate in the period in which each of the benefits is recognized.

The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months. The Company recognizes interest and penalties related to unrecognized tax benefits within the interest expense line and other expense line, respectively, in its consolidated statement of operations and comprehensive loss. The Company has not recorded any interest or penalties as a result of uncertain tax positions as of December 31, 2024 and 2023. Accrued interest and penalties would be included within the related liability in the consolidated balance sheet.

NOTE 11: RELATED PARTY TRANSACTIONS

On December 1, 2023, the Company entered into a consulting agreement with Biodesix, Inc. (the “Biodesix Agreement”) to assist with our miRNA product pipeline. Jack Schuler, a beneficial owner of more than 10% of the Company’s stock, is also a beneficial owner of more than 10% of the stock of Biodesix, Inc. Since the inception of the Biodesix Agreement, the Company has recorded $105,000 in costs under the Biodesix Agreement as research and development expense in our consolidated financial statement of operations. As of December 31, 2024, the Company had $53,000 recorded as a current liability in its consolidated balance sheet.

NOTE 12: SEGMENT REPORTING

The CODM for the Company is the Chief Executive Officer, who reviews financial information presented on a consolidated basis for purposes of allocating resources and assessing financial performance.

In 2024, the Company was managed as a single reporting unit associated with the discovery, development and commercialization of noninvasive diagnostic tests. The accounting policies of the Company’s single segment are the same as those described in the summary of significant accounting policies in Note 1 to the consolidated financial statements. The CODM assesses the performance of the Company’s single segment and decides how to allocate resources based on consolidated net income. Under the current organizational structure, this measure is not discreetly available or required individually for any of the Company’s business activities and is only available at the consolidated level. The monitoring of budgeted versus actual results are used in assessing performance of the Company’s single segment, allocating resources and in establishing management’s compensation. The measure of segment assets is reported on the consolidated balance sheet as total consolidated assets. Consolidated revenue does not include any inter-segment sales or transfers.

The following table summarizes financial statement line items regularly reviewed by the CODM (in thousands).

	December 31,
(in thousands)	2024	2023
Total Assets	$5,491	$6,262
Total Revenue	$9,182	$9,154
Net Loss	$(13,094)	$(16,690)

NOTE 13: SUBSEQUENT EVENTS

On February 11, 2025, the Company received written notice from the Nasdaq Stock Market, LLC (“Nasdaq”) that based on the closing bid price per share immediately preceding entering into a binding agreement to issue the securities for the Private Placement of $1.47 per share plus $0.125 attributable to the value of the warrants, the market value of the transaction for purposes of Listing Rule 5625(c) was $1.595. Since the shares and warrants sold in the private placement were issued below the market value, and the Company failed to obtain shareholder approval, the Company violated Listing Rule 5635(c). Accordingly, this matter served as an additional basis for delisting the Company’s securities from Nasdaq.

Subsequently, on February 11, 2025, the Company completed amendments to the warrants prohibiting exercise until shareholder approval has been obtained. As a result, the Staff of Nasdaq has determined that the Company has regained compliance with Listing Rule 5635(c) and subject to the disclosure requirements below, this matter is now closed.

On March 5, 2025, the Company entered into a securities purchase agreement with certain existing accredited shareholders (“the “Purchasers”) for the issuance and sale in a private placement (the “March 2025 Private Placement”) of an aggregate principal amount of $1,365,000 in the form of Senior Secured Convertible Promissory Notes (the “Convertible Notes”), before deducted estimated costs of $50,000.

The Convertible Notes, which are convertible into units consisting of one share of common stock and 2.25 warrants (the “March 2025 Warrants”), will be senior, secured obligations of the Company. Interest will accrue and be payable on a quarterly basis in kind at 3.4%, the applicable federal rate at the time of the transaction. The Convertible Notes will mature on March 6, 2030, unless earlier converted in accordance with the terms of the Convertible Notes. In addition, the Company shall have the option to convert the Convertible Notes into units at the Conversion Price if the sum of the net proceeds from the sale of the Convertible Notes and the net proceeds from the sale of any shares of common stock and warrants by the Company subsequent to the March 2025 Private Placement equals or exceeds $4 million.

The March 2025 Warrants are exercisable for five years at $0.25 per share for the first 24 months after issuance, and $0.50 per share thereafter.

The holders of the Notes are entitled to three representatives on the Company’s board of directors.

In addition, the Company granted the Purchasers of the Convertible Notes certain customary registration rights with respect to the shares of common stock and shares of common stock underlying the March 2025 Warrants. On March 6, 2025, the Company received written notice from Nasdaq that it would grant the Company’s request for continued listing on the Nasdaq Capital Market subject to certain conditions. Although the Company has been granted the conditional exception to remain listed on the Nasdaq Capital Market, no assurance can be provided that it will be successfully meet the conditions of the exception and that its common stock will continue to be listed on The Nasdaq Capital Market.

Subsequent to December 31, 2024 and through March 25, 2025, the Company sold 12,277,441 shares under the 2024 At the Market Offering Agreement for gross proceeds of approximately $3,483,000 before deducting expenses of approximately $146,000. As of March 25, 2025, total gross proceeds to the Company over the life of the At the Market Offering Agreement is $4,388,000 and the value of the remaining availability was approximately $62,000 that could be sold to H.C. Wainwright under the 2024 At the Market Offering Agreement, subject to the terms of the 2024 At the Market Offering Agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Aspira Women’s Health Inc.

Date: March 27, 2025	/s/ Michael Buhle
Michael Buhle President and Chief Executive Officer (Principal Executive Officer)

Date: March 27, 2025	/s/ James Crawford
James Crawford Vice President of Finance (Principal Financial Officer and Principal Accounting Officer)

60

POWER OF ATTORNEY

Each of the undersigned officers and directors of Aspira Women’s Health Inc., hereby constitutes and appoints Michael Buhle and James Crawford, and each or any of them, as their true and lawful attorney-in-fact and agent, for them and in their name, place and stead, in any and all capacities, to sign their name to any and all amendments to this Report on Form 10-K, and other related documents, and to cause the same to be filed with the Securities and Exchange Commission, granting unto said attorneys, full power and authority to do and perform any act and thing necessary and proper to be done in the premises, as fully to all intents and purposes as the undersigned could do if personally present, and the undersigned for himself hereby ratifies and confirms all that said attorney shall lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Michael Buhle	President and Chief Executive Officer
Michael Buhle	(Principal Executive Officer) and Director	March 27, 2025

/s/ James Crawford	Vice President of Finance
James Crawford	(Principal Financial Officer and Principal Accounting Officer)	March 27, 2025

/s/ Jannie Herchuk	Chair of the Board of Directors	March 27, 2025
Jannie Herchuk

/s/ Ellen Beausang	Director	March 27, 2025
Ellen Beausang

/s/ Stefanie Cavanaugh	Director	March 27, 2025
Stefanie Cavanaugh

/s/ Celeste Fralick	Director	March 27, 2025
Celeste Fralick

/s/ Ellen O’Connor-Vos	Director	March 27, 2025
Ellen O’Connor-Vos

/s/ Winfred Parnell	Director	March 27, 2025
Winfred Parnell

/s/ John Ragard	Director	March 27, 2025
John Ragard

61