Form 10-Q
period 2025-03-31
Aspira Women's Health Inc.
filed 2025-05-19
CIK 926617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File Number: 001-34810

Aspira Women’s Health Inc.

 (Exact name of registrant as specified in its charter)

Delaware	33-0595156
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12117 Bee Caves Road, Building III, Suite 100, Austin, Texas	78738
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (512) 519-0400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	AWHL	The OTC QB Market

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

As of May 12, 2025, the registrant had 30,153,924 shares of common stock, par value $0.001 per share, outstanding.

ASPIRA WOMEN’S HEALTH INC.

FORM 10-Q

For the Quarter Ended March 31, 2025

The following are registered and unregistered trademarks and service marks of Aspira Women’s Health Inc.: VERMILLION SM, Aspira Women’s Health®, OVA1®, OVERA®, ASPiRA LABS ®, OvaCalc®, OVASUITESM, ASPiRA GenetiXSM, OVA1PLUS®, OVAWATCH®, EndoCheckSM, ENDOINFORMTM, OVAINFORMTM, OVAInheritSM, Aspira Synergy®, OVA360SM, ASPIRA IVDSM, and YOUR HEALTH, OUR PASSION®.

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Aspira Women’s Health Inc.

Condensed Consolidated Balance Sheets (unaudited)

(Amounts in Thousands, Except Share and Par Value Amounts)

	March 31,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$3,312	$1,769
Accounts receivable, net of reserves of $0	1,100	990
Prepaid expenses and other current assets	719	1,098
Inventories	260	326
Total current assets	5,391	4,183
Property and equipment, net	56	69
Right-of-use assets	1,142	1,194
Other assets	127	45
Total assets	$6,716	$5,491
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$1,451	$2,173
Accrued liabilities	1,653	2,445
Current portion of long-term debt	231	229
Short-term debt	384	614
Current maturities of lease liabilities	72	7
Total current liabilities	3,791	5,468
Non-current liabilities:
Long-term debt	1,219	1,278
Non-current maturities of lease liabilities	1,150	1,248
Warrant liabilities	616	60
Total liabilities	6,776	8,054
Commitments and contingencies (Note 4)
Stockholders’ deficit:
Common stock, par value $0.001 per share, 200,000,000 and 200,000,000 shares authorized at March 31, 2025 and December 31, 2024, respectively; 35,230,098 and 17,407,120 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	35	17
Additional paid-in capital	533,155	528,817
Accumulated deficit	(533,250)	(531,397)
Total stockholders’ deficit	(60)	(2,563)
Total liabilities and stockholders’ deficit	$6,716	$5,491

See accompanying notes to the unaudited condensed consolidated financial statements.

Aspira Women’s Health Inc.

Condensed Consolidated Statements of Operations (unaudited)

(Amounts in Thousands, Except Share and Per Share Amounts)

	Three Months Ended
	March 31,
	2025	2024
Revenue:
Product	$2,279	$2,153
Total revenue	2,279	2,153
Cost of revenue:
Product	719	939
Total cost of revenue	719	939
Gross profit	1,560	1,214
Operating expenses:
Research and development	973	906
Sales and marketing	1,086	1,889
General and administrative	2,741	3,129
Total operating expenses	4,800	5,924
Loss from operations	(3,240)	(4,710)
Other income (expense), net:
Change in fair value of warrant liabilities	921	251
Change in fair value of Convertible Notes	170	-
Loss upon issuance of Convertible Notes carried at fair value	(1,198)	-
Interest expense, net	(14)	(5)
Other income (expense), net	1,508	(165)
Total other income, net	1,387	81
Net loss	$(1,853)	$(4,629)
Net loss per share - basic and diluted	$(0.09)	$(0.39)
Weighted average common shares used to compute basic and diluted net loss per common share	21,590,573	11,846,075

See accompanying notes to the unaudited condensed consolidated financial statements.

Aspira Women’s Health Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Deficit (unaudited)

(Amounts in Thousands, Except Share Amounts)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholder’s
	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2024	17,407,120	$17	$528,817	$(531,397)	$(2,563)
Net loss	-	-	-	(1,853)	(1,853)
Common stock issued under 2024 At-the-Market Offering Agreement, net of issuance costs	12,277,441	12	3,325	-	3,337
Common stock issued for convertible notes settlement	5,465,850	6	910	-	916
Common stock issued for vested restricted stock awards	79,687	-	37	-	37
Stock-based compensation expense	-	-	66	-	66
Balance at March 31, 2025	35,230,098	$35	$533,155	$(533,250)	$(60)

Aspira Women’s Health Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Deficit (unaudited) (continued)

(Amounts in Thousands, Except Share Amounts)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2023	10,645,049	$11	$515,927	$(518,303)	$(2,365)
Net loss	—	—	—	(4,629)	(4,629)
Common stock issued under an equity line of credit agreement	111,369	—	400	—	400
Common stock issued under a registered direct offering, net of issuance costs	1,371,000	1	4,868	—	4,869
Warrant Exercise	200,000	—	—	—	—
Common stock issued for vested restricted stock awards	16,686	—	—	—	—
Stock-based compensation expense	—	—	362	—	362
Balance at March 31, 2024	12,344,104	$12	$521,557	$(522,932)	$(1,363)

See accompanying notes to the unaudited condensed consolidated financial statements.

Aspira Women’s Health Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

(Amounts in Thousands)

	Three Months Ended
	March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(1,853)	$(4,629)
Adjustments to reconcile net loss to net cash used in operating activities:		-
Non-cash lease expense	18	(3)
Depreciation and amortization	13	29
Stock-based compensation expense	103	362
Change in fair value of warrant liabilities	(921)	(251)
Change in fair value of Convertible Notes	(170)	-
Loss upon issuance of Convertible Notes carried at fair value	1,198	-
Loss on impairment and disposal of property and equipment	-	25
Changes in operating assets and liabilities:
Accounts receivable	(110)	(72)
Prepaid expenses and other assets	297	55
Inventories	66	(9)
Accounts payable	(722)	382
Accrued liabilities	(792)	(66)
Other liabilities	(229)	(254)
Net cash used in operating activities	(3,102)	(4,431)
Cash flows from investing activities:
Purchase of property and equipment	-	(20)
Net cash used in investing activities	-	(20)
Cash flows from financing activities:
Principal repayment of DECD loan	(58)	-
Proceeds from 2023 Equity Line of Credit Agreement	-	400
Proceeds from 2024 Direct Offering	-	5,563
Payment of issuance costs for 2024 Direct Offering	-	(694)
Proceeds from 2024 At the Market Offering Agreement	3,484	-
Payment of issuance costs for 2024 At the Market Offering Agreement	(147)	-
Proceeds from Convertible Notes	1,366	-
Net cash provided by financing activities	4,645	5,269
Net increase in cash, cash equivalents and restricted cash	1,543	818
Cash, cash equivalents and restricted cash, beginning of year	1,769	2,855
Cash, cash equivalents and restricted cash, end of year	$3,312	$3,673
Reconciliation to Consolidated Balance Sheet:
Cash and cash equivalents	$3,312	$3,413
Restricted cash	-	260
Unrestricted and restricted cash and cash equivalents	$3,312	$3,673
Supplemental disclosure of cash flow information:
Cash paid for interest	$9	$6
Supplemental disclosure of noncash investing and financing activities:
Increase in right-of-use assets	$-	$169
Fair value of warrants issued upon conversion of Convertible Notes	$1,477	$-
Fair value of common stock issued upon conversion of Convertible Notes	$916	$-

See accompanying notes to the unaudited condensed consolidated financial statements.

Aspira Women’s Health Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. ORGANIZATION, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

Organization

Aspira Women’s Health Inc. (“Aspira” and its wholly-owned subsidiaries are collectively referred to as the “Company”) is incorporated in the state of Delaware, and is engaged in the business of developing and commercializing diagnostic tests for gynecologic disease. The Company currently markets and sells the following products and related services: (1) the Ova1Plus workflow, which uses Ova1, a qualitative serum test intended as an aid to further assess the likelihood of malignancy in women with an ovarian adnexal mass for which surgery is planned when the physician’s independent clinical and radiological evaluation does not indicate malignancy, as the primary test and Overa, a second-generation biomarker test intended to maintain Ova1’s high sensitivity while improving specificity, as a reflex for Ova1 intermediate range results, leveraging the strengths of Ova1’s MIA sensitivity and Overa’s (MIA2G) specificity to reduce incorrectly elevated results; and (2) OvaWatch, a lab developed test (an “LDT”) intended to assist in the initial clinical assessment of malignancy risk in all women thought to have an indeterminate or benign adnexal mass. Overa is currently not offered except as a reflex test performed as part of the Ova1Plus workflow. Collectively, these tests are referred to and marketed as OvaSuite. The Company’s products are distributed through its own national sales force, through its proprietary decentralized testing platform and cloud service marketed as Aspira Synergy, and through marketing and distribution agreements with BioReference Health, LLC and ARUP Laboratories.

For the three months ended March 31, 2025 and 2024, the Company’s product and related revenue was limited to the products described above.

Going Concern and Liquidity

As of March 31, 2025, the Company had approximately$3,312,000 of cash and cash equivalents, an accumulated deficit of approximately $533,250,000, and working capital of approximately $1,600,000. For the three months ended March 31, 2025, the Company incurred a net loss of $1,853,000 and used cash in operations of $3,102,000. The Company has incurred significant net losses and negative cash flows from operations since inception. The Company also expects to continue to incur a net loss and negative cash flows from operations for the remainder of 2025. In order to fund operations, meet its capital requirements or satisfy the anticipated obligations as they become due, the Company expects to take further action to protect its liquidity position, which include, but are not limited to:

●	Raising capital through an equity offering via a private placement offering (to the extent that the Company raises additional funds by issuing equity securities, the Company’s stockholders may experience significant dilution. However, no assurance can be given that capital will be available on acceptable terms, or at all);
●	Securing debt, however, no assurance can be given that debt will be available on acceptable terms or at all;
●	Reducing executive bonuses or replacing cash compensation with equity grants;
●	Reducing professional services and consulting fees and eliminating non-critical projects;
●	Reducing travel and entertainment expenses; and
●	Reducing, eliminating or deferring discretionary marketing programs.

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

The unaudited condensed consolidated financial statements and related disclosures have been prepared with the presumption that users of the unaudited condensed consolidated financial statements have read or have access to the audited consolidated financial statements for the preceding fiscal year. The consolidated balance sheet at December 31, 2024 included in this report has been derived from the audited consolidated financial statements at that date, but does not include all the information and notes required by GAAP. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K, filed with the SEC on March 27, 2025.

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

The Company also reviews its patient account population and determines an appropriate distribution of patient accounts by payer (i.e., Medicare, patient pay, other third-party payer, etc.) into portfolios with similar collection experience. The Company has elected this practical expedient that, when evaluated for collectability, results in a materially consistent revenue amount for such portfolios as if each patient account were evaluated on an individual contract basis. During the period ended March 31, 2025, there were no adjustments to estimates of variable consideration to derecognize revenue for services provided in a prior period. There were no impairment losses on accounts receivable recorded during the three months ended March 31, 2025.

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

Common Stock Warrants: The Company accounts for common stock warrants as either equity-classified or liability-classified instruments based on an assessment of the specific terms of the warrants and applicable authoritative guidance in Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815-40, Contracts in Entity’s Own Equity (“ASC 815-40”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and meet all of the requirements for equity classification under ASC 815-40, including whether the warrants are indexed to the Company’s own stock and whether the events where holders of the warrants could potentially require net cash settlement are within the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance. Warrants that meet all of the criteria for equity classification are recorded as a component of additional paid-in capital at the time of issuance and are not remeasured. Warrants that do not meet the required criteria for equity classification are classified as liabilities. The Company adjusts such warrants to fair value at each reporting period until the warrants are exercised or expire. Any change in fair value is recognized in the Company’s statement of operations.

Segment Reporting

The Company’s Chief Operating Decision Maker (“CODM”) is its Chief Executive Officer. The Company views its operations and manages its business in a single operating segment, which is the discovery, development, and commercialization of noninvasive diagnostic tests. As a result, the CODM evaluates the business on a consolidated basis. The Company’s CODM uses the net loss that is reported on the Company’s consolidated statement of operations as a consolidated net loss for the purpose of allocating resources. The Company also monitors its cash and cash equivalents as reported on its consolidated balance sheets to determine its liquidity needs and to allocate resources. For additional information, see Note 9, Segment Information.

Recent Accounting Pronouncements

In June 2022, the FASB issued ASU No. 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (“ASU 2022-03”) to clarify guidance in Topic 820 on the fair value measurement of an equity security that is subject to a contractual sale restriction and also requires specific disclosures related to an equity security. ASU 2022-03 was effective for fiscal years beginning after December 15, 2024, including interim periods within those fiscal years. The Company adopted ASU 2022-03 on January 1, 2025. The adoption of this standard did not have a material impact on the Company’s consolidated results of operations, financial position, or cash flows.

In March 2023, the FASB issued ASU No. 2023-01, Leases (Topic 842): Common Control Arrangements (“ASU 2023-01”). ASU 2023-01 clarified the accounting for leasehold improvements for leases under common control. The guidance is scheduled to be effective for fiscal years beginning after December 15, 2024, including interim periods within those fiscal years. Early adoption is permitted. ASU 2023-01 was adopted by the Company on January 1, 2025. The adoption of this standard did not have a material impact on the Company’s consolidated results of operations, financial position, or cash flows.

In October 2023, the FASB issued ASU No. 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative (“ASU 2023-06”). The amendments in this ASU are expected to clarify or improve disclosure and presentation requirements of a variety of ASC topics by aligning them with the SEC’s regulations. ASU 2023-06 will become effective for each amendment on the effective date of the SEC’s corresponding disclosure rule changes. The Company adopted ASU 2023-06 on January 1, 2025. The adoption of this standard did not have a material impact on the Company’s consolidated results of operations, financial position, or cash flows.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”) to update reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses and information used to assess segment performance. This ASU requires disclosure of significant segment expenses that are regularly provided to the CODM and included within the reported measure of a segment’s profit or loss, requires interim disclosures about a reportable segment’s profit or loss and assets that are currently required annually, requires disclosure of the position and title of the CODM, clarifies circumstances in which an entity can disclose multiple segment measures of profit or loss, and contains other disclosure requirements. ASU 2023-07 was adopted by the Company on January 1, 2024. The adoption of this standard did not have a material impact on the Company’s consolidated results of operations, financial position, or cash flows. For additional information, see Note 9, Segment Information.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”) that addresses requests for improved income tax disclosures from investors that use the financial statements to make capital allocation decisions. Public entities must adopt the new guidance for fiscal years beginning after December 15, 2024. The amendments in this ASU must be applied on a retrospective basis to all prior periods presented in the financial statements and early adoption is permitted. ASU 2023-09 was adopted by the Company on January 1, 2025. The Company is still evaluating whether the adoption of ASU 2023-09 will have a material impact on the Company’s consolidated results of operations, financial position, or cash flows.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement – Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”) that requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. The standard will become effective for annual periods beginning after December 15, 2026. The Company is still evaluating whether the adoption of ASU 2024-03 will have a material impact on its results of operations, financial position or cash flows.

2. FAIR VALUE MEASUREMENTS

Fair Value of Financial Instruments

Cash and cash equivalents, accounts receivable, and accounts payable are considered Level 1 due to their short-term nature and their market interest rates.

The Company recorded warrants in connection with a public offering in 2022 (the “2022 Warrants”) in warrant liabilities. As discussed in Note 6 to the unaudited condensed consolidated financial statements, in connection with a registered direct offering in 2024, the Company amended certain of the 2022 Warrants to purchase up to an aggregate of 366,664 shares of common stock (the “2022 Modified Warrants”). The terms of the remaining 433,321 of the 2022 Warrants were unchanged (the “2022 Unmodified Warrants”). In August 2024, 311,111 of the 2022 Modified Warrants were further modified as part of a warrant inducement agreement. These warrants were exercised at a reduced price of $1.25.

The fair value of the 2022 Warrants as of March 31, 2025 and December 31, 2024 were approximately $1,000 and $60,000, respectively. The fair value of the 2022 Warrants was estimated using Black-Scholes pricing model based on the following assumptions:

	March 31, 2025		December 31, 2024
	2022 Unmodified Warrants	2022 Modified Warrants	2022 Unmodified Warrants	2022 Modified Warrants
Dividend yield	-%	-%	-%	-%
Volatility	110.2%	109.6%	111.3%	103.6%
Risk-free interest rate	3.85%	3.88%	4.22%	4.28%
Expected lives (years)	2.39	3.83	2.64	4.07
Weighted average fair value	$0.001	$0.014	$0.101	$0.162

The 2022 Warrants were deemed to be derivative instruments due to certain contingent put features. The fair value of the 2022 Warrants was determined using the Black-Scholes option pricing model, deemed to be an appropriate model due to the terms of the 2022 Warrants issued, including a fixed term and exercise price.

The fair value of the 2022 Warrants was affected by changes in inputs to the Black-Scholes option pricing model including the Company’s stock price, expected stock price volatility, the contractual term, and the risk-free interest rate. This model uses Level 2 inputs, including stock price volatility, in the fair value hierarchy established by ASC 820, Fair Value Measurement. The 2022 Warrants are classified in warrant liabilities on the Company’s unaudited condensed consolidated balance sheets.

The Company recorded warrants in connection with the March conversion of Senior Secured Convertible Promissory Notes (the “Convertible Notes”) in 2025 (the “March 2025 Warrants”) in warrant liabilities The March 2025 Warrants were deemed to be derivative instruments due to certain contingent put features. As discussed in Note 4 to the unaudited condensed consolidated financial statements, in connection with the conversion of convertible notes in March 2025, the Company issued warrants to purchase up to an aggregate of 12,298,177 shares of common stock. The March 2025 Warrants have an exercise price of $0.25 per share for the first 24 months after issuance, and $0.50 per share thereafter.

The fair value of the March 2025 Warrants as of March 31, 2025 and March 12, 2025 was approximately $616,000 and $1,477,000, respectively. The fair value of the March 2025 Warrants was estimated using a Monte Carlo simulation pricing model, which uses Level 3 inputs due to its incorporation of significant inputs that are not observable in the market. The mean present value across multiple simulation iterations was used to estimate the fair value of the March 2025 Warrants.

The following is a reconciliation of the fair values from March 12, 2025 (date of issuance) to March 31, 2025.

(in thousands)	Fair Value
March 2025 Warrants derivative liability – March 12, 2025	$1,477
Change in fair value (gain) reported in statement of operations	(861)
March 2025 Warrants derivative liability – March 31, 2025	$616

The Company used the following key inputs to the Monte Carlo simulation pricing model to determine the fair value of the March 2025 Warrants.

	March 31, 2025	March 12, 2025
Exercise price (first 24 months)	$0.25	$0.25
Exercise price	$0.50	$0.50
Volatility	106.7%	105.7%
Risk-free interest rate	3.96%	4.03%
Remaining term (years)	4.9	5.0
Weighted average fair value	$0.05	$0.12

The Company recorded the Convertible Notes on its books at fair value. The fair value of the Convertible Notes was calculated by backing out the fair value of the March 2025 Warrants, which was estimated using a Monte Carlo simulation pricing model. The Monte Carlo simulation pricing model uses Level 3 inputs due to its incorporation of significant inputs that are not observable in the market. The fair value of the convertible notes at issuance was approximately $2,563,000. Accordingly, on the date of issuance, the Company recorded a loss of $1,198,000, which is the difference between the fair value and the proceeds received. The Convertible Notes were marked to market through the date of conversion, March 12, 2025. The change in fair value from the date of issuance through the date of conversion was a gain of $170,000 which was recorded as change in fair value of Convertible Notes in the accompanying condensed consolidated financial statements.

The carrying value of the Company’s insurance promissory note approximates fair value as of March 31, 2025 and December 31, 2024, due to the short-term nature of the insurance note and is classified as Level 2 within the fair value hierarchy.

The DECD loan is classified within Level 3 of the fair value hierarchy. The following table presents the carrying value and fair value of the DECD loan. The fair value of the DECD loan is estimated based on discounted cash flows using the prevailing market interest rates.

		March 31,		December 31,
		2025		2024
(in thousands)	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
DECD loan	Level 3	$1,453	$1,137	$1,511	$1,169

3. PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets at March 31, 2025 and December 31, 2024 consist of the following:

	March 31,	December 31,
(in thousands)	2025	2024
Prepaid insurance	$440	$629
Software licenses	46	90
Subscriptions	53	66
Other	180	313
Total prepaid and other current assets	$719	$1,098

4. COMMITMENTS AND CONTINGENCIES, AND DEBT

Convertible Notes

On March 5, 2025, the Company entered into a securities purchase agreement with certain existing accredited shareholders (the “Purchasers”) for the issuance and sale in a private placement (the “March 2025 Private Placement”) of an aggregate gross principal amount of $1,365,500 in the form Convertible Notes. The Company incurred third-party issuance costs of $50,000 in connection with the March 2025 Private Placement which were expensed within general and administrative expenses on its unaudited condensed consolidated statement of operations for the three months ended March 31, 2025. The Convertible Notes were convertible into Units at a conversion price of $0.25 per Unit (the “Conversion Price”), with each Unit consisting of one share of common stock and 2.25 warrants to purchase shares of common stock.

The Company elected to measure the Convertible Notes using the fair value option under ASC 825 because the warrants issuable upon conversion of the Convertible Notes are not indexed to the Company’s stock. They include a variable exercise price that violates the fixed-for-fixed concept under ASC 815. Further, as the Convertible Notes were issued at par (gross cash proceeds equaled the principal of the Convertible Notes), the Convertible Notes were not issued at a substantial premium and are eligible for the fair value option under ASC 825.

As the Company required the proceeds from the Convertible Notes to sustain its operations, the terms were not favorable to the Company and the Convertible Notes were issued as a discount. This resulted in the fair value of the Convertible Notes upon issuance exceeding the proceeds received; and as such, the Company recognized the excess of approximately $1,198,000 in loss upon issuance of Convertible Notes carried at fair value on its unaudited condensed consolidated statement of operations during the three months ended March 31, 2025. See Note 2, Fair Value Measurements, for the fair value disclosures related to the Convertible Notes.

The Purchasers of the Convertible Notes are entitled to three representatives on the Company’s board of directors.

In addition, the Company granted the Purchasers of the Convertible Notes certain customary registration rights with respect to the shares of common stock and shares of common stock underlying the March 2025 Warrants.

Pursuant to the terms of the agreement, the Company exercised its option to convert the Convertible Notes into units at the Conversion Price when the sum of the net proceeds from the sale of the Convertible Notes and the net proceeds from the sale of any shares of common stock and warrants by the Company subsequent to the March 2025 Private Placement exceeded $4 million. On March 11, 2025, the Company sold 9,476,837 shares of common stock under an at the market offering agreement for net proceeds of $2,703,000, which settled on March 12, 2025 and which combined with the $1,316,000 net proceeds from the March 2025 Private Placement exceeded the $4 million requirement. As such, the Convertible Notes, including interest accrued, for a total of $1,366,458 were converted into Units on March 12, 2025. A gain on the conversion of the Convertible Notes of $170,000 was recorded as a change in fair value of Convertible Notes in the Company’s unaudited condensed consolidated statement of operations for the three months ended March 31, 2025. See Note 6, Stockholders’ Deficit, for further discussion on the warrants.

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

	March 31,	December 31,
	2025	2024
(in thousands)
DECD loan, net of issuance costs	$1,450	$1,507
Less: Current portion, net of issuance costs	(231)	(229)
Total long-term debt, net of issuance costs	$1,219	$1,278

As of March 31, 2025, the annual amounts of future minimum principal payments due under the Company’s contractual obligation are shown in the table below. Unamortized debt issuance costs for the DECD loan were $3,000 and $4,000 as of March 31, 2025 and December 31, 2024, respectively.

	Payments Due by Period
(in thousands)	Total	2025	2026	2027	2028	2029	Thereafter
DECD Loan	$1,453	$175	$237	$145	$213	$217	$466
Total	$1,453	$175	$237	$145	$213	$217	$466

Insurance Notes

During 2023, the Company entered into an insurance promissory note for the payment of insurance premiums at an interest rate of 7.79%, with an aggregate principal amount outstanding of approximately $384,000 and $614,000 as of March 31, 2025 and December 31, 2024, respectively. Interest paid for the promissory note was $5,000 and $6,000 for the quarter ended March 31, 2025 and 2024. The amount outstanding in 2025 could be substantially offset by the cancellation of the related insurance coverage which is classified in prepaid insurance. This note is payable in nine monthly installments with a maturity date of August 1, 2025 and has no financial or operational covenants.

Operating Leases

The Company leases facilities to support its business. The Company’s principal facility, including the Clinical Laboratory Improvements Amendments of 1988 (“CLIA”) laboratory used by Aspira Labs, Inc., is located in Austin, Texas, and an administrative office is also located in Shelton, Connecticut. The Company also had an administrative office in Palo Alto, California through May 31, 2024.

In December 2024, the Company extended the Austin, Texas lease for an additional 54 months. The lease renewal also expands the leased space. The Company’s renewed lease expires on August 31, 2031, with the option to extend the lease for an additional three years. The Company had previously extended the lease by 37 months in July 2023. Variable lease costs represent our share of the landlord’s operating expenses. The Company is not reasonably certain that it will exercise the three year renewal option beginning on September 1, 2031.

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

The expense associated with these operating leases for the three months ended March 31, 2025 and 2024 is shown in the table below (in thousands).

		Three Months Ended March 31,
Lease Cost	Classification	2025	2024
Operating rent expense
	Cost of revenue	$43	$27
	Research and development	6	17
	Sales and marketing	2	1
	General and administrative	12	24
Variable rent expense
	Cost of revenue	14	5
	Research and development	2	-
	Sales and marketing	2	2
	General and administrative	9	9

Based on the Company’s leases as of March 31, 2025, the table below sets forth the approximate future lease payments related to operating leases with initial terms of one year or more (in thousands).

Year	Payments
2025	$206
2026	325
2027	283
2028	275
2029	230
Thereafter	397
Total Operating Lease Payments	1,716
Less: Imputed Interest	(334)
Present Value of Lease Liabilities	1,382
Less: Unused Tenant Improvement Allowance	(160)
Less: Operating Lease Liability, current portion	(72)
Operating Lease Liability, non-current portion	$1,150

Weighted-average lease term and discount rate were as follows.

	Three Months Ended March 31,
	2025	2024
Cash paid for amounts included in measurement of lease liabilities:
Operating cash outflows relating to operating leases	$96	$110
Weighted-average remaining lease term (in years)	2.2	3.3
Weighted-average discount rate	7.20%	7.28%

Non-cancellable Royalty Obligations

The Company is a party to an amended research collaboration agreement with The Johns Hopkins University School of Medicine under which the Company licenses certain of its intellectual property directed at the discovery and validation of biomarkers in human subjects, including but not limited to clinical application of biomarkers in the understanding, diagnosis and management of human disease. Under the terms of the amended research collaboration agreement, Aspira is required to pay the greater of 4% royalties on net sales of diagnostic tests using the assigned patents or annual minimum royalties of $57,500. Royalty expense for the three months ended March 31, 2025 and 2024 totaled $71,000 and $72,000, respectively, and are recorded in cost of revenue in the unaudited condensed consolidated statements of operations.

Business Agreements

On August 8, 2022, the Company entered into a sponsored research agreement with Harvard’s Dana-Farber Cancer Institute, Brigham & Women’s Hospital, and Medical University of Lodz (the “Dana-Farber, Brigham, Lodz Research Agreement”), for the generation of a multi-omic, non-invasive diagnostic aid to identify endometriosis based on circulating microRNAs and proteins. The Dana-Farber, Brigham, Lodz Research Agreement requires payments to be made upon the achievement of certain milestones. Under the terms of and as further described in the Dana-Farber, Brigham, Lodz Research Agreement, payments of approximately $1,252,000 have or will become due from the Company to the counterparties upon successful completion of certain deliverables as follows: 68% was paid in 2022, 15% was paid in 2023, and the remaining 17% is payable as of March 31, 2025. During the three months ended March 31, 2025 and 2024, approximately $50,000 and $34,000 was recorded, respectively, as research and development expense in the unaudited condensed consolidated financial statement of operations for the project. From the inception of the Dana-Farber, Brigham, Lodz Research Agreement through March 31, 2025, research and development expenses in the cumulative amount of $1,252,000 have been recorded.

On March 20, 2023, the Company entered into a licensing agreement (“Dana-Farber, Brigham, Lodz License Agreement”) with Harvard’s Dana-Farber Cancer Institute, Brigham & Women’s Hospital, and Medical University of Lodz under which the Company will license certain of its intellectual property to be used in the Company’s OvaSuite product portfolio. Under the Dana-Farber, Brigham, Lodz License Agreement, the Company paid an initial license fee of $75,000 and pays an annual license maintenance fee of $50,000 on each anniversary of the date of the Dana-Farber, Brigham, Lodz License Agreement. The Company recorded $50,000 in annual license maintenance fees over the twelve month period ended March 20, 2025. The Dana-Farber, Brigham, Lodz License Agreement also requires non-refundable royalty payments of up to $1,350,000 based on certain regulatory approvals and commercialization milestones and further royalty payments based on the net sales of the Company’s products included under the Dana-Farber, Brigham, Lodz License Agreement. No milestones have been reached as of March 31, 2025.

Government Assistance

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

The Company met the first milestone for payment in the fourth quarter of 2024 and received a payment of $2,000,000. The second milestone was met during the first quarter of 2025 and the Company received a payment of $1,500,000, which is recorded as other income (expense), net in the unaudited condensed consolidated statement of operations for the three months ended March 31, 2025.

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

5. ACCRUED LIABILITIES

The following table describes the principal components of accrued liabilities on the Company’s unaudited condensed consolidated balance sheet as of March 31, 2025 and December 31, 2024.

	March 31,	December 31,
(in thousands)	2025	2024
Payroll and benefits related expenses	$1,015	$1,448
Collaboration and research agreements expenses	111	228
Professional services	336	253
Other accrued liabilities	191	516
Total accrued liabilities	$1,653	$2,445

6. STOCKHOLDERS’ DEFICIT

2025 Private Placement Offering

On March 12, 2025, the Company issued warrants (the “March 2025 Warrants”) upon the conversion of the Convertible Notes (see Note 4, Commitments and Contingencies, and Debt). The March 2025 Warrants are exercisable for five years at $0.25 per share for the first 24 months after issuance, and $0.50 per share thereafter.

The March 2025 Warrants are classified in warrant liabilities on the Company’s unaudited condensed consolidated balance sheets. The March 2025 Warrants are classified as liabilities because the settlement amount is not indexed to the Company’s stock as required by ASC 815, Derivatives and Hedging.

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

In February 2025, the Company modified 27,778 of the July 2024 Purchase Warrants to require shareholder approval of the July 2024 Purchase Warrants prior to their becoming exercisable. The Company evaluated the impact of the modification and it was not material to the unaudited condensed consolidated financial statements.

2024 At the Market Offering

On August 2, 2024, the Company entered into an agreement with H.C. Wainwright in connection with an At the Market offering agreement (the “2024 At the Market Offering”) to sell shares of its common stock, having an aggregate sales price of up to $4,450,000, from time to time, through an “at the market offering” program under which H.C. Wainwright acts as sales agent. The Company pays Wainwright a commission rate equal to 3.0% of the aggregate gross proceeds from each sale of shares under the 2024 At the Market Offering. The Company has also reimbursed H.C. Wainwright for certain specified expenses in connection with entering into the 2024 At the Market Offering.

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

During the three months ended March 31, 2025, the Company sold 12,277,441 shares under the 2024 At the Market Offering Agreement for gross proceeds of approximately $3,484,000 before deducting expenses of approximately $147,000. The total gross proceeds to the Company over the life of the At the Market Offering Agreement is $4,388,000 and the value of the remaining availability was approximately $62,000 that could be sold to H.C. Wainwright under the 2024 At the Market Offering Agreement, subject to the terms of the 2024 At the Market Offering Agreement.

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

2024 Registered Direct Offering

On January 24, 2024, the Company entered into a securities purchase agreement (the “2024 Direct Offering Agreement”), with several investors relating to the issuance and sale of 1,371,000 shares of its common stock, par value $0.001 per share, and pre-funded warrants to purchase 200,000 shares of common stock (the “Pre-Funded Warrants”), in a registered direct offering, together with accompanying warrants to purchase 1,571,000 shares of common stock (the “Purchase Warrants”, and together with the Pre-Funded Warrants, the “2024 Warrants”) in a concurrent private placement (the “Concurrent Private Offering” and together with the registered direct offering, the “2024 Direct Offering”).

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

The Purchase Warrants have an exercise price of $4.13 per share and were exercisable beginning six months after issuance and will expire 5 years from the initial exercise date. 1,400,000 of the Purchase Warrants were exercised on August 1, 2024 under the Warrant Inducement Agreement at a reduced price of $1.25 per share.

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

2023 Equity Line of Credit

On March 28, 2023, the Company entered into a purchase agreement (the “2023 Equity Line of Credit Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”) and a registration rights agreement (the “LPC Registration Rights Agreement”), pursuant to which the Company has the right, in its sole discretion, to sell to Lincoln Park shares of the Company’s common stock, par value $0.001 per share, having an aggregate value of up to $10,000,000 (the “Purchase Shares”), subject to certain limitations and conditions set forth in the 2023 Equity Line of Credit Agreement. The Company will control the timing and amount of any sales of Purchase Shares to Lincoln Park pursuant to the 2023 Equity Line of Credit Agreement.

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

During the year ended December 31, 2024, the Company sold 949,574 shares under the 2023 Equity Line of Credit Agreement for gross proceeds of approximately $1,900,000. There were no shares sold in the first quarter of 2025. Over the life of the 2023 Equity Line of Credit Agreement through December 31, 2024, the Company sold 1,310,517 shares for gross proceeds of approximately $3,078,000. The Company incurred approximately $326,000 of costs related to the execution of the 2023 Equity Line of Credit Agreement, all of which are reflected in the unaudited condensed consolidated financial statements. The Company incurred approximately $0 and $40,000 for legal fees during the three months ended March 31, 2025 and 2024, respectively, and included the costs in general and administrative expenses on its statement of operations. Under the terms of the Warrant Inducement Agreement, the Company agreed not to sell shares under the 2023 Equity Line of Credit Agreement for six months from the effective date of the Form S-3, which was September 3, 2024. As of May 12, 2025, the remaining availability under the 2023 Equity Line of Credit Agreement was $1,700,000 of shares of common stock that can be sold to Lincoln Park under the 2023 Equity Line of Credit Agreement, subject to the terms of the 2023 Equity Line of Credit Agreement.

Warrants

The following table is a summary of the Company’s warrants outstanding and exercisable as of March 31, 2025.

			Exercise Price		Number of Warrants Outstanding and Common Stock Underlying Warrants
	Issuance Date	Expiration Date	per Share		March 31, 2025	December 31, 2024
Unmodified August 2022 Warrants(1)	August 25, 2022	August 25, 2027	$13.20		433,321	433,321
Modified August 2022 Warrants(1)	August 25, 2022	August 25, 2027	$4.13		55,553	55,553
January 2024 Purchase Warrants(2)	January 26, 2024	July 26, 2029	$4.13		171,000	171,000
July 2024 Purchase Warrants(2)	July 9, 2024	July 9, 2027	$2.25		1,248,527	1,248,527
August 2024 Purchase Warrants(2)	August 1, 2024	August 1, 2029	$1.36		2,566,667	2,566,667
March 2025 Warrants(1)	March 12, 2025	March 12, 2030	$0.50	(3)	12,298,177	-
					16,773,245	4,475,068

(1)	Liability classified
(2)	Equity classified
(3)	The exercise price will be discounted to $0.25 if the warrants are exercised prior to March 12, 2027

2010 Stock Incentive Plan

The Company’s employees, directors, and consultants were eligible to receive awards under the Vermillion, Inc. Second Amended and Restated 2010 Stock Incentive Plan (the “2010 Plan”), which was replaced by the 2019 Plan (as defined below) with respect to future equity grants. As of March 31, 2025, there were no shares of the Company’s common stock available for future grants under the 2010 Plan.

There was no stock option activity for the 2010 Plan during the three months ended March 31, 2025.

There were 14,907 outstanding options under the 2010 Plan with the weighted average exercise price of $20.45 and the weighted average remaining life of 2.74 years.

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

Subject to the terms and conditions of the 2019 Plan, the initial number of shares authorized for grants under the 2019 Plan is 699,485. On May 9, 2023, the Company’s stockholders approved an increase of 333,333 shares to the number of shares available for issuance under the 2019 Plan. On May 13, 2024, the Company’s stockholders approved an increase of 1,000,000 shares in the number of shares available for issuance under the 2019 Plan for a total of 2,032,818 shares. To the extent an equity award granted under the 2019 Plan expires or otherwise terminates without having been exercised or paid in full, or is settled in cash, the shares of common stock subject to such award will become available for future grant under the 2019 Plan. As of March 31, 2025, 781,202 shares of Aspira common stock were subject to outstanding stock options, and 70,832 shares of Aspira common stock were subject to unreleased restricted stock awards and a total of 609,295 shares of Aspira common stock were reserved for future issuance under the 2019 Plan.

The following table summarizes stock option activity for the 2019 Plan during the three months ended March 31, 2025.

Options outstanding at December 31, 2024	861,342
Options granted	16,600
Options forfeited or expired	(102,937)
Options outstanding at March 31, 2025	775,005

The weighted average exercise price of outstanding options under the 2019 Plan was $3.75 and the weighted average remaining life was 7.45 years.

The following table summarizes RSU activity for the 2019 Plan during the three months ended March 31, 2025.

Options outstanding at December 31, 2024	149,061
RSUs granted	6,458
RSUs vested and issued	(79,687)
RSUs forfeited or expired	(5,000)
Options outstanding at March 31, 2025	70,832

RSUs vested and unissued at March 31, 2025	36,303

Stock-Based Compensation

During the three months ended March 31, 2025, the Company granted option awards under the 2019 Plan with a weighted average grant date fair value of $0.41 and a weighted average exercise price of $0.70.

Assumptions included in the fair value per share calculations were (i) expected terms of two to three years, (ii) two- to three-year treasury interest rates of 4.21% to 4.25% and (iii) market close prices ranging from $0.36 to $0.72. The Company recorded $61,000 in forfeitures for the three months ended March 31, 2025.

The allocation of non-cash stock-based compensation expense by functional area for the three months ended March 31, 2025 and 2024 was as follows.

	Three Months Ended
	March 31,
(in thousands)	2025	2024
Cost of revenue	$7	$18
Research and development	10	66
Sales and marketing	23	25
General and administrative	63	253
Total	$103	$362

As of March 31, 2025, total unrecognized compensation cost related to unvested stock option awards was approximately $285,000, and the related weighted average period over which it is expected to be recognized was 1.74 years. As of March 31, 2025, there was $8,000 in unrecognized compensation costs related to restricted stock units, and the related weighted average period over which it is expected to be recognized is 0.25 years.

7. LOSS PER SHARE

The Company calculates basic loss per share using the weighted average number of shares of Aspira common stock outstanding during the period. The Company considers the 2022 Warrants and the March 2025 Warrants, and during the period outstanding, the Convertible Notes (see Note 4, Commitments and Contingencies, and Debt) to be participating securities, because holders of such instruments participate in the event a dividend is paid on common stock. The holders of the 2022 Warrants and the March 2025 Warrants and the Convertible Notes do not have a contractual obligation to share in the Company’s losses. As such, losses are attributed entirely to common stockholders and for periods in which the Company has reported a net loss, diluted loss per common share is the same as basic loss per common share.

	Three Months Ended
	March 31,
	2025	2024
Numerator:
Net Loss	$(1,853)	$(4,629)
Denominator:
Shares used in computing net loss per share, basic and diluted	21,590,573	11,846,075
Net loss per share, basic and diluted	$(0.09)	$(0.39)

The dilutive potential shares of common stock are computed using the treasury stock method or the as-if converted method, as applicable. Because the Company is in a net loss position, diluted loss per share is calculated using the weighted average number of common shares outstanding and excludes the effects of potential shares of common stock that are antidilutive.

The potential shares of common stock that have been excluded from the diluted loss per share calculation above for the years ended December 31, 2024 and 2023 were as follows:

	Three Months Ended
	March 31,
	2025	2024
Stock options	789,912	825,276
Restricted stock units	70,832	42,777
Warrants	16,773,245	2,370,985
Potential common shares	17,633,989	3,239,038

The Company considered the Convertible Notes to be participating securities, because holders of such instruments participate in the event a dividend is paid on common stock. The holders of the Convertible Notes did not have a contractual obligation to share in the Company’s losses. As such, losses were attributed entirely to common stockholders.

NOTE 8: RELATED PARTY TRANSACTIONS

On December 1, 2023, the Company entered into a consulting agreement with Biodesix, Inc. (the “Biodesix Agreement”) to assist with our miRNA product pipeline. Jack Schuler, a beneficial owner of more than 5% of the Company’s stock, is also a beneficial owner of more than 10% of the stock of Biodesix, Inc. Since the inception of the Biodesix Agreement, the Company has recorded $116,000 in costs under the Biodesix Agreement as research and development expense in our consolidated financial statement of operations. As of March 31, 2025, the Company had $8,000 recorded in current liabilities on its unaudited condensed consolidated balance sheet.

On March 5, 2025, the Company entered into the March 2025 Private Placement with the Purchasers for the issuance and sale of Convertible Notes. The Convertible Notes, including interest accrued, were converted into units consisting of one share of common stock and 2.25 warrants on March 12, 2025. Jack Schuler purchased $200,000 of the Convertible Notes.

The Purchasers are entitled to three representatives on the Company’s board of directors. Two of the Purchasers have exercised that right.

NOTE 9: SEGMENT REPORTING

The CODM for the Company is the Chief Executive Officer, who reviews financial information presented on a consolidated basis for purposes of allocating resources and assessing financial performance.

The Company is managed as a single operating segment associated with the discovery, development and commercialization of noninvasive diagnostic tests. The accounting policies of the Company’s single segment are the same as those described in the summary of significant accounting policies in Note 1 to the unaudited condensed consolidated financial statements. The CODM assesses the performance of the Company’s single segment and decides how to allocate resources based on consolidated net income. Under the current organizational structure, this measure is not discreetly available or required individually for any of the Company’s business activities and is only available at the consolidated level. The monitoring of budgeted versus actual results are used in assessing performance of the Company’s single segment, allocating resources and in establishing management’s compensation. The measure of segment assets is reported on the consolidated balance sheet as total consolidated assets. Consolidated revenue does not include any inter-segment sales or transfers.

The following table summarizes financial statement line items regularly reviewed by the CODM (in thousands).

	March 31,
(in thousands)	2025	2024
Total Assets	$6,716	$7,164
Total Revenue	$2,279	$2,153
Net Loss	$(1,853)	$(4,629)

NOTE 10: SUBSEQUENT EVENTS

On April 4, 2025, the Company entered into an equity purchase agreement (the “Purchase Agreement”) with Triton Funds L.P. (“Triton”) for the purchase of up to $2 million of the Company’s shares of common stock.

Pursuant to the Purchase Agreement, the Company issued 354,988 shares of restricted common stock to Triton for $25,000 and upon effectiveness of a registration statement registering the shares of Common Stock, the Company will be able to close on the sale of up to $2 million of Common Stock, subject to the Nasdaq 19.99% limitation. The purchase price of the Common Stock will be 75% of the lowest traded price of the Common Stock five (5) business days prior to a closing. Transaction costs are estimated to be approximately $135,000. The Company intends to use the net proceeds received from the Purchase Agreement for ongoing commercial activities as well as general corporate purposes and working capital.

On April 15, 2025, the Company received written notice from the Office of General Counsel of The Nasdaq Stock Market (“Nasdaq”) indicating that the Nasdaq Hearings Panel has determined to delist the Company’s shares from Nasdaq due to the Company’s failure to meet Nasdaq’s continued listing standard under Nasdaq Listing Rule 5550(b)(1), which required the Company to maintain a minimum of $2.5 million in stockholders’ equity for continued listing on the Nasdaq Capital Market. The Company’s common stock was traded on the OTC Markets Group effective at the open of trading on April 17, 2025 under the symbol “AWHL.” As of May 7, 2025, the Company’s common stock is traded on the OTC QB Venture Market.

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

Forward-looking statements are subject to significant risks and uncertainties, including those discussed in Part I Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2024, as filed on March 27, 2025, as supplemented by the section titled “Risk Factors” in this Quarterly Report on Form 10-Q, that could cause actual results to differ materially from those projected in such forward-looking statements due to various factors, including our ability to continue as a going concern; impacts resulting from potential changes to coverage of Ova1 through our Medicare Administrative Carrier for Ova1; anticipated use of capital and its effects; our ability to increase the volume of our product sales; failures by third-party payers to reimburse for our products and services or changes to reimbursement rates; our ability to continue developing existing technologies and to develop, protect and promote our proprietary technologies; plans to develop and perform LDTs; our ability to comply with FDA regulations that relate to our products and to obtain any FDA clearance or approval required to develop and commercialize medical devices; our ability to develop and commercialize additional diagnostic products and achieve market acceptance with respect to these products; our ability to compete successfully; our ability to obtain any regulatory approval required for our future diagnostic products; our or our suppliers’ ability to comply with FDA requirements for production, marketing and post-market monitoring of our products; our ability to maintain sufficient or acceptable supplies of immunoassay kits from our suppliers; in the event that we succeed in commercializing our products outside the United States, the political, economic and other conditions affecting other countries; changes in healthcare policy; our ability to comply with environmental laws; our ability to comply with the additional laws and regulations that apply to us in connection with the operation of Aspira Labs; our ability to use our net operating loss carryforwards; our ability to use intellectual property; our ability to successfully defend our proprietary technology against third parties; our ability to obtain licenses in the event a third party successfully asserts proprietary rights; the liquidity and trading volume of our common stock; the concentration of ownership of our common stock; our ability to retain key employees; our ability to secure additional capital on acceptable terms to execute our business plan; business interruptions or force majeure or acts of God; the effectiveness and availability of our information systems; our ability to integrate and achieve anticipated results from any acquisitions or strategic alliances; future litigation against us, including infringement of intellectual property and product liability exposure; and additional costs that may be required to make further improvements to our laboratory operations.

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

Our Ova1 test received FDA de novo classification in September 2009. Ova1 comprises instruments, assays, reagents, and the OvaCalc software, which includes a proprietary algorithm that produces a risk score. Our Overa test, which includes an updated version of OvaCalc, received FDA 510(k) clearance in March 2016. Ova1, Overa and OvaWatch each use the Roche Cobas 4000, 6000 and 8000 platforms for analysis of proteins. Revenue from these sources is included in the results of operations in total revenue for the three months ended March 31, 2025.

In 2021, we began entering into decentralized arrangements with large healthcare networks and physician practices for our Aspira Synergy platform, our decentralized testing platform and cloud service for decentralized global access of protein biomarker testing. Ova1, Overa, and the Ova1Plus workflow continue to be available through the Aspira Synergy platform. As of March 31, 2025, we had two active Aspira Synergy contracts.

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

Recent Developments

Business Updates

In the first quarter of 2025, the Company realized a 94% increase in sales per full-time equivalent salesperson, compared to the first quarter of 2024.

On March 28, 2025, we received $1,500,000 from ARPA-H.

On April 15, 2025, we were notified by the Office of General Counsel of The Nasdaq Stock Market (“Nasdaq”) indicating that the Nasdaq Hearings Panel has determined to delist our shares from Nasdaq due to our failure to meet Nasdaq’s continued listing standard under Nasdaq Listing Rule 5550(b)(1), which required us to maintain a minimum of $2.5 million in stockholders’ equity for continued listing on the Nasdaq Capital Market. Our common stock was traded on the OTC Markets Group effective at the open of trading on April 17, 2025 under the symbol “AWHL.” We successfully applied for trading on the OTC QB Venture Market effective May 7, 2025.

Critical Accounting Estimates

There have been no material changes to our critical accounting estimates described in our Annual Report on Form 10-K, filed with the SEC on March 27, 2025.

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

Results of Operations – Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

The selected summary financial and operating data of the Company for the three months ended March 31, 2025 and 2024 were as follows.

	Three Months Ended
	March 31,		Increase (Decrease)
(dollars in thousands)	2025	2024	Amount	%
Revenue:
Product	$2,279	$2,153	$126	6
Total revenue	2,279	2,153	126	6
Cost of revenue:
Product	719	939	(220)	(23)
Total cost of revenue	719	939	(220)	(23)
Gross profit	1,560	1,214	346	29
Operating expenses:
Research and development	973	906	67	7
Sales and marketing	1,086	1,889	(803)	(43)
General and administrative	2,741	3,129	(388)	(12)
Total operating expenses	4,800	5,924	(1,124)	(19)
Loss from operations	(3,240)	(4,710)	1,470	(31)
Other income (expense), net:
Change in fair value of warrant liabilities	921	251	670	267
Change in fair value of convertible notes	170	-	170	100
Loss upon issuance of Convertible Notes carried at fair value	(1,198)	-	(1,198)	(100)
Interest expense, net	(14)	(5)	(9)	180
Other income, net	1,508	(165)	1,673	(1,014)
Total other income (expense), net	1,387	81	1,306	1,612
Net loss	$(1,853)	$(4,629)	$2,776	(60)

Product Revenue. Product revenue was $2,279,000 for the three months ended March 31, 2025, compared to $2,153,000 for the same period in 2024. Revenue for Aspira Labs is recognized when the Ova1, Overa, Ova1Plus or OvaWatch test is completed based on estimates of what we expect to ultimately realize. The 6% product revenue increase is due to an increase in AUP, offset by a decrease in OvaSuite test volume compared to the prior year.

The number of OvaSuite tests performed decreased 2.6% to 5,679 during the three months ended March 31, 2025, compared to 5,829 product tests for the same period in 2024. This decrease is a result of our reduced field sales headcount. We expect revenue to increase in the second quarter due to our focus on revenue generating payers.

The volume and AUP for the three months ended March 31, 2025 and 2024 were as follows.

	Three Months Ended
	March 31,
	2025	2024
Product Volume:
Ova1Plus	4,362	4,777
OvaWatch	1,317	1,052
Total OvaSuite	5,679	5,829

Average Unit Price (AUP):
Ova1Plus	$404	$376
OvaWatch	392	338
Total OvaSuite	$401	$369

Cost of Revenue – Product. Cost of product revenue was $719,000 for the three months ended March 31, 2025 compared to $939,000 for the same period in 2024, representing a decrease of $220,000, or 23%, due primarily to decreased personnel costs and a one time credit related to phlebotomy expenses, offset by an increase in consulting costs.

Gross Profit Margin. Gross profit margin for product revenue increased to 68.5% for the three months ended March 31, 2025, compared to 56.4% for the same period in 2024.

Research and Development Expenses. Research and development expenses represent costs incurred to develop our technology and carry out clinical studies, and include personnel-related expenses, regulatory costs, reagents and supplies used in research and development laboratory work, infrastructure expenses, contract services and other outside costs. Research and development expenses for the three months ended March 31, 2025 increased by $67,000, or 7%, compared to the same period in 2024. This increase was primarily due to the purchase of tissue samples for $273,000, offset by a decrease in consulting costs of $126,000 and personnel costs of $75,000. We expect research and development expenses to increase over the second quarter of 2025, as a result of our focus on the product pipeline and the ARPA-H project.

Sales and Marketing Expenses. Our sales and marketing expenses consist primarily of personnel-related expenses, education and promotional expenses. These expenses include the costs of educating physicians and other healthcare professionals regarding our products. Sales and marketing expenses also include the costs of sponsoring continuing medical education, medical meeting participation, and dissemination of scientific and health economic publications. Sales and marketing expenses for the three months ended March 31, 2025 decreased by $803,000, or 43%, compared to the same period in 2024. This decrease was primarily due to decreased personnel costs of $236,000, costs related to our contracted sales team of $233,000 and travel costs of $123,000. We expect sales and marketing expenses to remain flat during the second quarter of 2025.

General and Administrative Expenses. General and administrative expenses consist primarily of personnel-related expenses, professional fees and other costs, including legal, finance and accounting expenses and other infrastructure expenses. General and administrative expenses for the three months ended March 31, 2025 decreased by $388,000, or 12%, compared to the same period in 2024. This decrease was primarily due to a decrease in personnel costs of $783,000 and legal fees of $184,000, offset by an increase in audit fees of $265,000, consulting costs of $232,000 and public company costs of $117,000. We expect general and administrative expenses to decrease during the second quarter of 2025 as a result of decreases in our consulting and public company costs.

Change in fair value of Warrant Liabilities. The fair value of the warrant liabilities as of March 31, 2025, and December 31, 2024 was $616,000 and $60,000, respectively. This represents the change in fair value of warrants of $556,000. The increase consisted of the addition of warrants valued at $1,477,000, offset by the change in warrant value due to the decrease in our stock price during the quarter.

Change in fair value of Convertible Notes. The change in fair value of Convertible Notes for the three months ended March 31, 2025 was $170,000, which was the gain recognized upon the conversion of the Convertible Notes.

Loss upon issuance of Convertible Notes carried at fair value. The loss upon issuance of Convertible Notes carried at fair value for the three months ended March 31, 2025 was $1,198,000. This represents an immediate loss recognized by the Company upon the issuance of the Convertible Notes.

Liquidity and Capital Resources

We plan to continue to expend resources selling and marketing OvaSuite and developing additional diagnostic tests and service capabilities.

We have incurred significant net losses and negative cash flows from operations since inception, and as a result have an accumulated deficit of approximately $533,250,000 as of March 31, 2025. We also expect to incur a net loss and negative cash flows from operations for the remainder of 2025. Working capital levels may not be sufficient to fund operations as currently planned through the next twelve months, absent a significant increase in revenue over historic revenue or additional financing. Given the above conditions, there is substantial doubt about our ability to continue as a going concern within one year after the date these consolidated interim financial statements are filed.

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

On March 28, 2023, we entered into a purchase agreement (the “2023 Equity Line of Credit Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”) and a registration rights agreement (the “LPC Registration Rights Agreement”), pursuant to which we have the right, in our sole discretion, to sell to Lincoln Park shares of our common stock, par value $0.001 per share, having an aggregate value of up to $10,000,000 (the “Purchase Shares”), subject to certain limitations and conditions set forth in the 2023 Equity Line of Credit Agreement. We control the timing and amount of any sales of Purchase Shares to Lincoln Park pursuant to the 2023 Equity Line of Credit Agreement.

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

During the three months ended March 31, 2025 and 2024, we sold 0 and 111,369 shares under the 2023 Equity Line of Credit Agreement, respectively for gross proceeds of approximately $0 and $400,000, respectively. Over the life of the 2023 Equity Line of Credit Agreement through May 12, 2025, we sold 1,310,517 shares for gross proceeds of approximately $3,078,000. We incurred approximately $326,000 of costs related to the execution of the 2023 Equity Line of Credit Agreement, all of which are reflected in the unaudited condensed consolidated financial statements. Of the total costs incurred, approximately $258,000 was paid in common stock to Lincoln Park for a commitment fee and $30,000 was paid for Lincoln Park expenses. These transaction costs were included in other expense in our consolidated statement of operations for the year ended December 31, 2023. We incurred approximately $0 and $40,000 for legal fees during the three months ended March 31, 2025 and 2024, respectively, and included the costs in general and administrative expenses on its consolidated statement of operations. Under the terms of the Warrant Inducement Agreement, we agreed not to sell shares under the 2023 Equity Line of Credit Agreement for six months from the effective date of the Form S-3, which was September 3, 2024. As of May 12, 2025, the remaining availability under the 2023 Equity Line of Credit Agreement was $1,700,000 of shares of common stock that can be sold to Lincoln Park under the 2023 Equity Line of Credit Agreement, subject to the terms of the 2023 Equity Line of Credit Agreement.

On January 24, 2024, we entered into a securities purchase agreement (the “2024 Direct Offering Agreement”), with several investors relating to the issuance and sale of 1,371,000 shares of its common stock, par value $0.001 per share, and pre-funded warrants to purchase 200,000 shares of common stock (the “Pre-Funded Warrants”), in a registered direct offering, together with accompanying warrants to purchase 1,571,000 shares of common stock (the “Purchase Warrants”, and together with the Pre-Funded Warrants, the “2024 Warrants”) in a concurrent private placement (the “Concurrent Private Offering” and together with the registered direct offering, the “2024 Direct Offering”). Our gross proceeds from the 2024 Direct Offering were approximately $5.6 million, before deducting placement agent fees and other estimated expenses of $694,000 payable by us.

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

On October 23, 2024, the Advanced Research Projects Agency for Health (“ARPA-H”) announced that we had been selected as an awardee of the Sprint for Women’s Health. We will receive up to $10,000,000 in funding over two years through the Sprint for Women’s Health launchpad track for later-stage health solutions. We will receive payments based on the completion of certain agreed-upon milestones.

The Company met the first milestone for payment in the fourth quarter of 2024 and received a payment of $2,000,000. The second milestone was met during the first quarter of 2025 and the Company received a payment of $1,500,000.

On March 5, 2025, we entered into a securities purchase agreement with certain existing accredited shareholders (“the “Purchasers”) for the issuance and sale in a private placement (the “March 2025 Private Placement”) of an aggregate gross principal amount of $1,365,500 in the form of Senior Secured Convertible Promissory Notes (the “Convertible Notes”).

The Convertible Notes, which are convertible into units consisting of one share of common stock and 2.25 warrants (the “March 2025 Warrants”), will be our senior, secured obligations. Interest will accrue and be payable on a quarterly basis in kind at the applicable federal rate. We had the option to convert the Convertible Notes into units at the Conversion Price if the sum of the gross proceeds from the sale of the Convertible Notes and the gross proceeds from the sale of any shares of common stock and warrants by us subsequent to the March 2025 Private Placement equaled or exceeded $4 million, which occurred on March 11, 2025. On March 12, 2025, the Convertible Notes were converted into 5,465,850 shares and warrants to purchase 12,298,177 shares.

The March 2025 Warrants are exercisable for five years at $0.25 per share for the first 24 months after issuance, and $0.50 per share thereafter.

In addition, the Purchasers of the Convertible Notes were granted certain customary registration rights with respect to the shares of common stock and shares of common stock underlying the March 2025 Warrants.

As mentioned, we have incurred significant net losses and negative cash flows from operations since inception, and we expect to continue to incur a net loss and negative cash flows from operations in 2023. At March 31, 2025 we had an accumulated deficit of $533,250,000 and stockholders’ deficit of $60,000. As of March 31, 2025, we had $3,312,000 of cash and cash equivalents, $3,791,000 of current liabilities, and working capital of $1,600,000. There can be no assurance that we will achieve or sustain profitability or positive cash flow from operations. While we expect to grow revenue through Aspira Labs, there is no assurance of our ability to generate substantial revenues and cash flows from Aspira Labs’ operations. We expect revenue from our products to be our only material, recurring source of cash in 2025.

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

Net cash used in operating activities was $3,102,000 for the three months ended March 31, 2025, resulting primarily from the net loss reported of $1,853,000, which includes changes in prepaid assets of $297,000 and $103,000 in stock based compensation expense, offset by changes in the fair value of warrant liabilities of $921,000, changes in accrued liabilities of $792,000, changes in accounts payable of $722,000, changes in other liabilities of $229,000, change in the fair value of Convertible Notes carried at fair value and changes in accounts receivable of $110,000.

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

Net cash used in investing activities was $0 and $20,000 for the three months ended March 31, 2025 and 2024, respectively, which consisted of property and equipment purchases.

Net cash provided by financing activities was $4,195,000 for the three months ended March 31, 2025, stemming primarily from the at the market offering resulting in net proceeds of $3,337,000 and from convertible notes resulting in gross proceeds of $916,000, in addition to principal payments on the DECD loan.

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

Management, including our Chief Executive Officer and Controller, performed an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2025. Based on this evaluation, our Chief Executive Officer and Controller have concluded that as of March 31, 2025, our disclosure controls and procedures were not effective. This was due to a material weakness in the internal control over financial reporting that was identified as of December 31, 2024, and disclosed in our 2024 Annual Report Form 10-K related to the operation of internal controls related to our contract review processes and the accounting for such contracts that continue to exist as of March 31, 2025.

Material Weakness

As previously reported, we identified a material weakness related to the accounting for complex financial transactions, including the technical accounting conclusions reached. During the year ended December 31, 2024, we entered into two transactions that were considered to be significant, non-routine or complex transactions, including a warrant inducement and a government grant. While the control was adequately designed, the operation of the control was not effective for either transaction.

Remediation Activities

In order to address material weakness in internal control over financial reporting as of December 31, 2024, previously disclosed, management implemented remediation activities, with direction from the audit committee. The activities that we have taken include retaining outside accounting assistance from a nationally recognized firm for certain significant, non-routine or complex transactions, including warrant valuation, beginning in the first quarter of 2025.

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

Changes in internal controls over financial reporting

Other than as described above, there were no changes in our internal control over financial reporting during the quarter ended March 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the ordinary course of business, we may periodically become subject to legal proceedings and claims arising in connection with ongoing business activities. The results of litigation and claims cannot be predicted with certainty, and unfavorable resolutions are possible and could materially and adversely affect our results of operations, cash flows and financial position. In addition, regardless of the outcome, litigation could have an adverse impact on us because of defense costs, diversion of management resources and other factors. While the outcome of these proceedings and claims cannot be predicted with certainty, there are no matters, as of March 31, 2025, that, in the opinion of management, will have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 1A. RISK FACTORS

Except as set forth below, there have been no material changes to our risk factors from those disclosed under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 27, 2025 (the “2024 Annual Report”). The risks and uncertainties described in our 2024 Annual Report are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also materially adversely affect our business, financial condition or results of operations. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Our stock may be traded infrequently and in low volumes, so you may be unable to sell your shares at or near the quoted bid price if you need to sell your shares.

Our stock is now quoted on the OTC Markets and the shares of our common stock may trade infrequently and in low volumes, meaning that the number of persons interested in purchasing our common shares at or near bid prices at any given time may be relatively small or non-existent. An investor may find it difficult to obtain accurate quotations as to the market value of our common stock or to sell his or her shares at or near bid prices, if at all.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed or incorporated by reference with this report as indicated below:

Incorporated by Reference
Exhibit					Filing	Filed
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith
10.1*	Employment Agreement between Aspira Women’s Health Inc. and Michael Buhle effective March 26, 2025	8-K	001-34810	10.1	March 31, 2025
10.2	Equity Purchase Agreement dated April 4, 2025	8-K	001-34810	10.1	April 8, 2025
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					√
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					√
32.1**	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					√√
101.INS	Inline XBRL Instance Document - (the instant document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).					√
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents					√
104	Cover page formatted as Inline XBRL and contained in Exhibit 101					√

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

Aspira Women’s Health Inc.

Date: May 19, 2025	/s/ Michael Buhle
Michael Buhle Chief Executive Officer (Principal Executive Officer)

Date: May 19, 2025	/s/ Julie Carrillo
Julie Carrillo Controller (Principal Financial Officer and Principal Accounting Officer)

