Form 10-Q
period 2025-06-30
Aspira Women's Health Inc.
filed 2025-08-13
CIK 926617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 8, 2025, the registrant had 35,655,918 shares of common stock, par value $0.001 per share, outstanding.

ASPIRA WOMEN’S HEALTH INC.

FORM 10-Q

For the Quarter Ended June 30, 2025

The following are registered and unregistered trademarks and service marks of Aspira Women’s Health Inc.: VERMILLION SM, Aspira Women’s Health®, OVA1®, OVERA®, ASPiRA LABS ®, OvaCalc®, OVASUITESM, ASPiRA GenetiXSM, OVA1PLUS®, OVAWATCH®, EndoCheckSM, ENDOINFORMTM, OVAINFORMTM, OVAInheritSM, Aspira Synergy®, OVA360SM, ASPIRA IVDSM, and YOUR HEALTH, OUR PASSION®.

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Aspira Women’s Health Inc.

Condensed Consolidated Balance Sheets (unaudited)

(Amounts in Thousands, Except Share and Par Value Amounts)

	June 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$1,545	$1,769
Accounts receivable, net of reserves of $0	1,278	990
Prepaid expenses and other current assets	590	1,098
Inventories	273	326
Total current assets	3,686	4,183
Property and equipment, net	44	69
Right-of-use assets	1,077	1,194
Other assets	127	45
Total assets	$4,934	$5,491
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$1,743	$2,173
Accrued liabilities	1,829	2,445
Current portion of long-term debt	232	229
Short-term debt	154	614
Current maturities of lease liabilities	140	7
Total current liabilities	4,098	5,468
Non-current liabilities:
Long-term debt	1,160	1,278
Non-current maturities of lease liabilities	1,121	1,248
Warrant liabilities	1,240	60
Total liabilities	7,619	8,054
Commitments and contingencies (Note 4)
Stockholders’ deficit:
Common stock, par value $0.001 per share, 200,000,000 and 200,000,000 shares authorized at June 30, 2025 and December 31, 2024, respectively; 35,637,325 and 17,407,120 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	36	17
Additional paid-in capital	533,195	528,817
Accumulated deficit	(535,916)	(531,397)
Total stockholders’ deficit	(2,685)	(2,563)
Total liabilities and stockholders’ deficit	$4,934	$5,491

See accompanying notes to the unaudited condensed consolidated financial statements.

Aspira Women’s Health Inc.

Condensed Consolidated Statements of Operations (unaudited)

(Amounts in Thousands, Except Share and Per Share Amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenue:
Product	$2,404	$2,423	$4,683	$4,576
Total revenue	2,404	2,423	4,683	4,576
Cost of revenue:
Product	870	1,002	1,589	1,941
Total cost of revenue	870	1,002	1,589	1,941
Gross profit	1,534	1,421	3,094	2,635
Operating expenses:
Research and development	704	952	1,677	1,858
Sales and marketing	679	2,137	1,765	4,026
General and administrative	1,961	2,725	4,702	5,854
Total operating expenses	3,344	5,814	8,144	11,738
Loss from operations	(1,810)	(4,393)	(5,050)	(9,103)
Other (expense) income, net:
Change in fair value of warrant liabilities	(624)	889	297	1,140
Change in fair value of convertible notes	-	-	170	-
Loss upon issuance of Convertible Notes carried at fair value	-	-	(1,198)	-
Interest expense, net	(13)	(10)	(27)	(15)
Other (expense) income, net	(219)	(16)	1,289	(181)
Total other (expense) income, net	(856)	863	531	944
Net loss	$(2,666)	$(3,530)	$(4,519)	$(8,159)
Net loss per share - basic and diluted	$(0.07)	$(0.28)	$(0.16)	$(0.67)
Weighted average common shares used to compute basic and diluted net loss per common share	35,564,032	12,518,725	28,579,132	12,181,481

See accompanying notes to the unaudited condensed consolidated financial statements.

Aspira Women’s Health Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Deficit (unaudited)

(Amounts in Thousands, Except Share Amounts)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance at December 31, 2024	17,407,120	$17	$528,817	$(531,397)	$(2,563)
Net loss	-	-	-	(1,853)	(1,853)
Common stock issued under 2024 At-the-Market Offering Agreement, net of issuance costs	12,277,441	12	3,325	-	3,337
Common stock issued for convertible notes settlement	5,465,850	6	910	-	916
Common stock issued for vested restricted stock awards	79,687	-	37	-	37
Stock-based compensation expense	-	-	66	-	66
Balance at March 31, 2025	35,230,098	35	533,155	(533,250)	(60)
Net loss	-	-	-	(2,666)	(2,666)
Common stock issued under 2024 Equity Line of Credit Agreement, net of issuance costs	354,988	1	24	-	25
Common stock issued for vested restricted stock awards	52,239	-	45	-	45
Stock-based compensation expense	-	-	(29)	-	(29)
Balance at June 30, 2025	35,637,325	$36	$533,195	$(535,916)	$(2,685)

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

Aspira Women’s Health Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

(Amounts in Thousands)

	Six Months Ended
	June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(4,519)	$(8,159)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash lease expense	122	(3)
Depreciation and amortization	24	55
Stock-based compensation expense	119	484
Change in fair value of warrant liabilities	(297)	(1,140)
Change in fair value of Convertible Notes	(170)	-
Loss upon issuance of Convertible Notes carried at fair value	1,198	-
Loss on impairment and disposal of property and equipment	1	25
Changes in operating assets and liabilities:
Accounts receivable	(288)	14
Prepaid expenses and other assets	426	379
Inventories	53	1
Accounts payable	(430)	682
Accrued liabilities	(616)	(7)
Other liabilities	(459)	(503)
Net cash used in operating activities	(4,836)	(8,172)
Cash flows from investing activities:
Purchase of property and equipment	-	(35)
Net cash used in investing activities	-	(35)
Cash flows from financing activities:
Principal repayment of DECD loan	(116)	(17)
Proceeds from 2023 Equity Line of Credit Agreement	-	1,501
Proceeds from 2024 Direct Offering	-	5,563
Payment of issuance costs for 2024 Direct Offering	-	(733)
Proceeds from 2024 At the Market Offering Agreement	3,484	-
Payment of issuance costs for 2024 At the Market Offering Agreement	(147)	-
Proceeds from Convertible Notes	1,366	-
Proceeds from Equity Line of Credit	25	-
Net cash provided by financing activities	4,612	6,314
Net decrease in cash, cash equivalents and restricted cash	(224)	(1,893)
Cash, cash equivalents and restricted cash, beginning of year	1,769	2,855
Cash, cash equivalents and restricted cash, end of year	$1,545	$962
Supplemental disclosure of cash flow information:
Cash paid for interest	$17	$6
Supplemental disclosure of noncash investing and financing activities:
Increase in right-of-use assets	$-	$169
Fair value of warrants issued upon conversion of Convertible Notes	$1,477	$-
Fair value of common stock issued upon conversion of Convertible Notes	$916	$-

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

For the six months ended June 30, 2025 and 2024, the Company’s product and related revenue was limited to the products described above.

Going Concern and Liquidity

As of June 30, 2025, the Company had approximately $1,545,000 of cash and cash equivalents, an accumulated deficit of approximately $535,916,000, and working deficit of approximately $412,000. For the six months ended June 30, 2025, the Company incurred a net loss of $4,519,000 and used cash in operations of $4,836,000. The Company has incurred significant net losses and negative cash flows from operations since inception. The Company also expects to continue to incur a net loss and negative cash flows from operations for the remainder of 2025. In order to fund operations, meet its capital requirements or satisfy the anticipated obligations as they become due, the Company expects to take further action to protect its liquidity position, which include, but are not limited to:

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

The Company also reviews its patient account population and determines an appropriate distribution of patient accounts by payer (i.e., Medicare, patient pay, other third-party payer, etc.) into portfolios with similar collection experience. The Company has elected this practical expedient that, when evaluated for collectability, results in a materially consistent revenue amount for such portfolios as if each patient account were evaluated on an individual contract basis. During the three and six months ended June 30, 2025, there were no adjustments to estimates of variable consideration to derecognize revenue for services provided in a prior period; however, there was additional revenue recognized related to prior quarters of $169,000 and $222,000 for the three and six months ended June 30,2025, respectively. There were no impairment losses on accounts receivable recorded during the three and six months ended June 30, 2025.

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

The fair value of the 2022 Warrants as of June 30, 2025 and December 31, 2024 were approximately $10,000 and $60,000, respectively. The fair value of the 2022 Warrants was estimated using Black-Scholes pricing model based on the following assumptions:

	June 30, 2025		December 31, 2024
	2022 Unmodified Warrants	2022 Modified Warrants	2022 Unmodified Warrants	2022 Modified Warrants
Dividend yield	-%	-%	-%	-%
Volatility	151.5%	139.6%	111.3%	103.6%
Risk-free interest rate	3.68%	3.68%	4.22%	4.28%
Expected lives (years)	2.14	3.58	2.64	4.07
Weighted average fair value	$0.016	$0.059	$0.101	$0.162

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

The following is a reconciliation of the fair values from December 31, 2024 to June 30, 2025.

(in thousands)	Fair Value of August 2022 Warrants	Fair Value of March 2025 Warrants	Total Fair Value of Warrant Liability
August 2022 Warrant liability – December 31, 2024	$60	$-	$60
Warrant liability– March 12, 2025		1,477	1,477
Change in fair value (gain) reported in statement of operations	(50)	(247)	(297)
Warrant liability – June 30, 2025	$10	$1,230	$1,240

The Company recorded warrants in connection with the March conversion of Senior Secured Convertible Promissory Notes (the “Convertible Notes”) in 2025 (the “March 2025 Warrants”) in warrant liabilities. The March 2025 Warrants were deemed to be derivative instruments due to certain contingent put features. As discussed in Note 4 to the unaudited condensed consolidated financial statements, in connection with the conversion of convertible notes in March 2025, the Company issued warrants to purchase up to an aggregate of 12,298,177 shares of common stock. The March 2025 Warrants have an exercise price of $0.25 per share for the first 24 months after issuance, and $0.50 per share thereafter.

The fair value of the March 2025 Warrants as of June 30, 2025 and March 12, 2025 was approximately $1,230,000 and $1,477,000, respectively. The fair value of the March 2025 Warrants was estimated using a Monte Carlo simulation pricing model, which uses Level 3 inputs due to its incorporation of significant inputs that are not observable in the market. The mean present value across multiple simulation iterations was used to estimate the fair value of the March 2025 Warrants.

The Company used the following key inputs to the Monte Carlo simulation pricing model to determine the fair value of the March 2025 Warrants.

	June 30, 2025	March 12, 2025
Exercise price (first 24 months)	$0.25	$0.25
Exercise price	$0.50	$0.50
Volatility	126.9%	105.7%
Risk-free interest rate	3.77%	4.03%
Remaining term (years)	4.7	5.0
Weighted average fair value	$0.10	$0.12

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

The carrying value of the Company’s insurance promissory note approximates fair value as of June 30, 2025 and December 31, 2024, due to the short-term nature of the insurance note and is classified as Level 2 within the fair value hierarchy.

The DECD loan is classified within Level 3 of the fair value hierarchy. The following table presents the carrying value and fair value of the DECD loan. The fair value of the DECD loan is estimated based on discounted cash flows using the prevailing market interest rates.

		June 30,		December 31,
		2025		2024
(in thousands)	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
DECD loan	Level 3	$1,395	$1,105	$1,511	$1,169

3. PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets at June 30, 2025 and December 31, 2024 consist of the following:

	June 30,	December 31,
(in thousands)	2025	2024
Prepaid insurance	$251	$629
Software licenses	62	90
Subscriptions	11	66
Other	266	313
Total prepaid and other current assets	$590	$1,098

4. COMMITMENTS AND CONTINGENCIES, AND DEBT

Convertible Notes

On March 5, 2025, the Company entered into a securities purchase agreement with certain existing accredited shareholders (the “Purchasers”) for the issuance and sale in a private placement (the “March 2025 Private Placement”) of an aggregate gross principal amount of $1,365,500 in the form of Convertible Notes. The Company incurred third-party issuance costs of $50,000 in connection with the March 2025 Private Placement which were expensed within general and administrative expenses on its unaudited condensed consolidated statement of operations for the six months ended June 30, 2025. The Convertible Notes were convertible into Units at a conversion price of $0.25 per Unit (the “Conversion Price”), with each Unit consisting of one share of common stock and 2.25 warrants to purchase shares of common stock.

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

As the Company required the proceeds from the Convertible Notes to sustain its operations, the terms were not favorable to the Company and the Convertible Notes were issued as a discount. This resulted in the fair value of the Convertible Notes upon issuance exceeding the proceeds received; and as such, the Company recognized the excess of approximately $1,198,000 in loss upon issuance of Convertible Notes carried at fair value on its unaudited condensed consolidated statement of operations during the six months ended June 30, 2025. See Note 2, Fair Value Measurements, for the fair value disclosures related to the Convertible Notes.

The Purchasers of the Convertible Notes are entitled to three representatives on the Company’s board of directors.

In addition, the Company granted the Purchasers of the Convertible Notes certain customary registration rights with respect to the shares of common stock and shares of common stock underlying the March 2025 Warrants.

Pursuant to the terms of the agreement, the Company exercised its option to convert the Convertible Notes into units at the Conversion Price when the sum of the net proceeds from the sale of the Convertible Notes and the net proceeds from the sale of any shares of common stock and warrants by the Company subsequent to the March 2025 Private Placement exceeded $4 million. On March 11, 2025, the Company sold 9,476,837 shares of common stock under an at the market offering agreement for net proceeds of $2,703,000, which settled on March 12, 2025 and which combined with the $1,316,000 net proceeds from the March 2025 Private Placement exceeded the $4 million requirement. As such, the Convertible Notes, including interest accrued, for a total of $1,366,458 were converted into Units on March 12, 2025. A gain on the conversion of the Convertible Notes of $170,000 was recorded as a change in fair value of Convertible Notes in the Company’s unaudited condensed consolidated statement of operations for the six months ended June 30, 2025. See Note 6, Stockholders’ Deficit, for further discussion on the warrants.

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

	June 30,	December 31,
	2025	2024
(in thousands)
DECD loan, net of issuance costs	$1,392	$1,507
Less: Current portion, net of issuance costs	(232)	(229)
Total long-term debt, net of issuance costs	$1,160	$1,278

As of June 30, 2025, the annual amounts of future minimum principal payments due under the Company’s contractual obligation are shown in the table below. Unamortized debt issuance costs for the DECD loan were $3,000 and $4,000 as of June 30, 2025 and December 31, 2024, respectively.

	Payments Due by Period
(in thousands)	Total	2025	2026	2027	2028	2029	Thereafter
DECD Loan	$1,395	$117	$237	$145	$213	$217	$466
Total	$1,395	$117	$237	$145	$213	$217	$466

Insurance Notes

During 2023, the Company entered into an insurance promissory note for the payment of insurance premiums at an interest rate of 7.79%, with an aggregate principal amount outstanding of approximately $230,000 and $614,000 as of June 30, 2025 and December 31, 2024, respectively. Interest paid for the promissory note was $6,000 and $11,000 for the three and six months ended June 30, 2025. Interest paid for the promissory note was $6,000 and $12,000 for the three and six months ended June 30, 2024. The amount outstanding in 2025 could be substantially offset by the cancellation of the related insurance coverage which is classified in prepaid insurance. This note was payable in nine monthly installments with a maturity date of August 1, 2025 and had no financial or operational covenants.

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

In December 2024, the Company extended the Austin, Texas lease for an additional 54 months. The lease renewal also expands the leased space. The Company’s renewed lease expires on August 31, 2031, with the option to extend the lease for an additional three years. The Company had previously extended the lease by 37 months in July 2023. Variable lease costs represent our share of the landlord’s operating expenses. The Company is not reasonably certain that it will exercise the three-year renewal option beginning on September 1, 2031.

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

Effective October 31, 2023, the Company entered into a new lease agreement for freezer storage for its samples. The lease term is for 36 months with a twelve-month automatic renewal provision. The company leases 5 freezers at a total of $4,300 per month.

The expense associated with these operating leases for the three months ended June 30, 2025 and 2024 is shown in the table below (in thousands).

		Three Months Ended June 30,
Lease Cost	Classification	2025	2024
Operating rent expense
	Cost of revenue	$37	$21
	Research and development	24	14
	Sales and marketing	-	2
	General and administrative	11	18
Variable rent expense
	Cost of revenue	15	17

	Research and development	8	5
	Sales and marketing	-	2
	General and administrative	15	9

The expense associated with these operating leases for the six months ended June 30, 2025 and 2024 is shown in the table below (in thousands).

		Six Months Ended June 30,
Lease Cost	Classification	2025	2024
Operating rent expense
	Cost of revenue	$80	$48
	Research and development	30	31
	Sales and marketing	2	3
	General and administrative	23	42
Variable rent expense
	Cost of revenue	$29	$22
	Research and development	10	5
	Sales and marketing	2	4
	General and administrative	24	18

Based on the Company’s leases as of June 30, 2025, the table below sets forth the approximate future lease payments related to operating leases with initial terms of one year or more (in thousands).

Year	Payments
2025 (remaining six months)	$143
2026	316
2027	283
2028	275
2029	230
Thereafter	397
Total Operating Lease Payments	1,644
Less: Imputed Interest	(309)
Present Value of Lease Liabilities	1,335
Less: Unamortized Tenant Improvement Allowance	(74)
Less: Operating Lease Liability, current portion	(140)
Operating Lease Liability, non-current portion	$1,121

Weighted-average lease term and discount rate were as follows.

	Six Months Ended June 30,
	2025	2024
Cash paid for amounts included in measurement of lease liabilities:
Operating cash outflows relating to operating leases	$180	$110
Weighted-average remaining lease term (in years)	1.9	3.3
Weighted-average discount rate	7.63%	7.28%

Non-cancellable Royalty Obligations

The Company is a party to an amended research collaboration agreement with The Johns Hopkins University School of Medicine under which the Company licenses certain of its intellectual property directed at the discovery and validation of biomarkers in human subjects, including but not limited to clinical application of biomarkers in the understanding, diagnosis and management of human disease. Under the terms of the amended research collaboration agreement, Aspira is required to pay the greater of 4% royalties on net sales of diagnostic tests using the assigned patents or annual minimum royalties of $57,500. Royalty expense for the three months ended June 30, 2025 and 2024 totaled $75,000 and $79,000, respectively, and are recorded in cost of revenue in the unaudited condensed consolidated statements of operations. Royalty expense for the six months ended June 30, 2025 and 2024 totaled $146,000 and $151,000, respectively.

Business Agreements

On August 8, 2022, the Company entered into a sponsored research agreement with Harvard’s Dana-Farber Cancer Institute, Brigham & Women’s Hospital, and Medical University of Lodz (the “Dana-Farber, Brigham, Lodz Research Agreement”), for the generation of a multi-omic, non-invasive diagnostic aid to identify endometriosis based on circulating microRNAs and proteins. The Dana-Farber, Brigham, Lodz Research Agreement requires payments to be made upon the achievement of certain milestones. Under the terms of and as further described in the Dana-Farber, Brigham, Lodz Research Agreement, payments of approximately $1,252,000 have or will become due from the Company to the counterparties upon successful completion of certain deliverables as follows: 68% was paid in 2022, 15% was paid in 2023, and the remaining 17% is payable as of June 30, 2025. During the three and six months ended June 30, 2025, approximately $0 and $50,000 was recorded, respectively, as research and development expense in the unaudited condensed consolidated financial statement of operations for the project. During the three and six months ended June 30, 2024, approximately $17,000 and $51,000 was recorded, respectively, as research and development expense in the unaudited condensed consolidated financial statement of operations for the project. From the inception of the Dana-Farber, Brigham, Lodz Research Agreement through June 30, 2025, research and development expenses in the cumulative amount of $1,252,000 have been recorded.

On March 20, 2023, the Company entered into a licensing agreement (“Dana-Farber, Brigham, Lodz License Agreement”) with Harvard’s Dana-Farber Cancer Institute, Brigham & Women’s Hospital, and Medical University of Lodz under which the Company will license certain of its intellectual property to be used in the Company’s OvaSuite product portfolio. Under the Dana-Farber, Brigham, Lodz License Agreement, the Company paid an initial license fee of $75,000 and pays an annual license maintenance fee of $50,000 on each anniversary of the date of the Dana-Farber, Brigham, Lodz License Agreement. The Company recorded $50,000 in annual license maintenance fees over the twelve-month period ended March 20, 2025. The Dana-Farber, Brigham, Lodz License Agreement also requires non-refundable royalty payments of up to $1,350,000 based on certain regulatory approvals and commercialization milestones and further royalty payments based on the net sales of the Company’s products included under the Dana-Farber, Brigham, Lodz License Agreement. No milestones have been reached as of June 30, 2025.

Government Assistance

On October 23, 2024, the Advanced Research Projects Agency for Health (“ARPA-H”) announced that it had selected the Company as an awardee of the Sprint for Women’s Health. As an awardee, the Company would have received $10,000,000 in funding over two years through the Sprint for Women’s Health launchpad track for later-stage health solutions. The Company was entitled to payments based on the completion of certain agreed-upon milestones. The award also provided for access to advisors to support the successful completion and commercial launch of the test before the end of the two-year contract term.

The Company met the first milestone for payment in the fourth quarter of 2024 and received a payment of $2,000,000. The second milestone was met during the first quarter of 2025 and the Company received a payment of $1,500,000, which is recorded as other income (expense), net in the unaudited condensed consolidated statement of operations for the three months ended March 31, 2025.

On June 9, 2025, Aspira received notice from ARPA-H that ARPA-H and the assigned managing contractor, VentureWell, have determined that Aspira had not met the specifications of Milestone 3, and have therefore elected to terminate the contract award. The Company will continue to work on the design, development and commercial launch of this test.

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

5. ACCRUED LIABILITIES

The following table describes the principal components of accrued liabilities on the Company’s unaudited condensed consolidated balance sheet as of June 30, 2025 and December 31, 2024.

	June 30,	December 31,
(in thousands)	2025	2024
Payroll and benefits related expenses	$1,070	$1,448
Collaboration and research agreements expenses	235	228
Professional services	334	253
Other accrued liabilities	190	516
Total accrued liabilities	$1,829	$2,445

6. STOCKHOLDERS’ DEFICIT

2025 Delisting from Nasdaq

On April 15, 2025, the Company received written notice from the Office of General Counsel of The Nasdaq Stock Market (“Nasdaq”) indicating that the Nasdaq Hearings Panel has determined to delist the Company’s shares from Nasdaq due to the Company’s failure to meet Nasdaq’s continued listing standard under Nasdaq Listing Rule 5550(b)(1), which required the Company to maintain a minimum of $2.5 million in stockholders’ equity for continued listing on the Nasdaq Capital Market. The Company’s common stock was traded on the OTC Markets Group effective at the open of trading on April 17, 2025 under the symbol “AWHL.” The Company’s common stock is currently traded on the OTC QB Venture Market.

2025 Equity Purchase Agreement

On April 4, 2025, the Company entered into an equity purchase agreement (the “Purchase Agreement”) with Triton Funds L.P. (“Triton”) for the purchase of up to $2 million of the Company’s shares of common stock.

Pursuant to the Purchase Agreement, the Company issued 354,988 shares of restricted common stock to Triton for $25,000 and upon effectiveness of a registration statement registering the shares of Common Stock, the Company will be able to close on the sale of up to $2 million of Common Stock. The purchase price of the Common Stock will be 75% of the lowest traded price of the Common Stock five (5) business days prior to a closing. Transaction costs of approximately $214,000 related to the execution of the 2025 Equity Purchase Agreement were incurred, all of which are reflected as other expense in the unaudited condensed consolidated financial statements.

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

During the six months ended June 30, 2025, the Company sold 12,277,441 shares under the 2024 At the Market Offering Agreement for gross proceeds of approximately $3,484,000 before deducting expenses of approximately $147,000. The total gross proceeds to the Company over the life of the At the Market Offering Agreement is $4,388,000 and the value of the remaining availability was approximately $62,000 that could be sold to H.C. Wainwright under the 2024 At the Market Offering Agreement, subject to the terms of the 2024 At the Market Offering Agreement.

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

During the year ended December 31, 2024, the Company sold 949,574 shares under the 2023 Equity Line of Credit Agreement for gross proceeds of approximately $1,900,000. There were no shares sold in the first quarter of 2025. Over the life of the 2023 Equity Line of Credit Agreement through December 31, 2024, the Company sold 1,310,517 shares for gross proceeds of approximately $3,078,000. The Company incurred approximately $326,000 of costs related to the execution of the 2023 Equity Line of Credit Agreement, all of which are reflected in the unaudited condensed consolidated financial statements. The Company incurred approximately $0 and $40,000 for legal fees during the six months ended June 30, 2025 and 2024, respectively, and included the costs in general and administrative expenses on its statement of operations. Under the terms of the Warrant Inducement Agreement, the Company agreed not to sell shares under the 2023 Equity Line of Credit Agreement for six months from the effective date of the Form S-3, which was September 3, 2024. As of May 12, 2025, the remaining availability under the 2023 Equity Line of Credit Agreement was $1,700,000 of shares of common stock that can be sold to Lincoln Park under the 2023 Equity Line of Credit Agreement, subject to the terms of the 2023 Equity Line of Credit Agreement.

Warrants

The following table is a summary of the Company’s warrants outstanding and exercisable as of June 30, 2025.

			Exercise Price		Number of Warrants Outstanding and Common Stock Underlying Warrants
	Issuance Date	Expiration Date	per Share		June 30, 2025	December 31, 2024
Unmodified August 2022 Warrants(1)	August 25, 2022	August 25, 2027	$13.20		433,321	433,321
Modified August 2022 Warrants(1)	August 25, 2022	August 25, 2027	$4.13		55,553	55,553
January 2024 Purchase Warrants(2)	January 26, 2024	July 26, 2029	$4.13		171,000	171,000
July 2024 Purchase Warrants(2)	July 9, 2024	July 9, 2027	$2.25		1,248,527	1,248,527
August 2024 Purchase Warrants(2)	August 1, 2024	August 1, 2029	$1.36		2,566,667	2,566,667
March 2025 Warrants(1)	March 12, 2025	March 12, 2030	$0.50	(3)	12,298,177	-
					16,773,245	4,475,068

(1)	Liability classified
(2)	Equity classified
(3)	The exercise price will be discounted to $0.25 if the warrants are exercised prior to March 12, 2027

2010 Stock Incentive Plan

The Company’s employees, directors, and consultants were eligible to receive awards under the Vermillion, Inc. Second Amended and Restated 2010 Stock Incentive Plan (the “2010 Plan”), which was replaced by the 2019 Plan (as defined below) with respect to future equity grants. As of June 30, 2025, there were no shares of the Company’s common stock available for future grants under the 2010 Plan.

There was no stock option activity for the 2010 Plan during the three and six months ended June 30, 2025.

There were 14,907 outstanding options under the 2010 Plan with the weighted average exercise price of $20.45 and the weighted average remaining life of 2.49 years.

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

Subject to the terms and conditions of the 2019 Plan, the initial number of shares authorized for grants under the 2019 Plan is 699,485. On May 9, 2023, the Company’s stockholders approved an increase of 333,333 shares to the number of shares available for issuance under the 2019 Plan. On May 13, 2024, the Company’s stockholders approved an increase of 1,000,000 shares in the number of shares available for issuance under the 2019 Plan. On June 4, 2025, the Company’s stockholders approved an increase of 2,500,000 shares in the number of shares available for issuance under the 2019 Plan for a total of 4,532,818 shares. To the extent an equity award granted under the 2019 Plan expires or otherwise terminates without having been exercised or paid in full, or is settled in cash, the shares of common stock subject to such award will become available for future grant under the 2019 Plan. As of June 30, 2025, 680,493 shares of Aspira common stock were subject to outstanding stock options, and 18,593 shares of Aspira common stock were subject to unreleased restricted stock awards. A total of 3,210,004 shares of Aspira common stock were reserved for future issuance under the 2019 Plan.

The following table summarizes stock option activity for the 2019 Plan during the six months ended June 30, 2025.

Options outstanding at December 31, 2024	861,342
Options granted	120,900
Options forfeited or expired	(301,749)
Options outstanding at June 30, 2025	680,493

The weighted average exercise price of outstanding options under the 2019 Plan was $4.73 and the weighted average remaining life was 7.94 years.

The following table summarizes RSU activity for the 2019 Plan during the six months ended June 30, 2025.

RSUs outstanding at December 31, 2024	149,061
RSUs granted	6,458
RSUs vested and issued	(131,926)
RSUs forfeited or expired	(5,000)
RSUs outstanding at June 30, 2025	18,593

RSUs vested and unissued at June 30, 2025	18,593

Stock-Based Compensation

During the six months ended June 30, 2025, the Company granted option awards under the 2019 Plan with a weighted average grant date fair value of $0.10 and a weighted average exercise price of $0.16.

Assumptions included in the fair value per share calculations were (i) expected terms of two to three years, (ii) two- to three-year treasury interest rates of 3.81% to 4.25% and (iii) market close prices ranging from $0.07 to $0.72. The Company recorded $77,000 in forfeitures for the six months ended June 30, 2025.

The allocation of non-cash stock-based compensation expense by functional area for the three and six months ended June 30, 2025 and 2024 was as follows.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2025	2024	2025	2024
Cost of revenue	$2	$8	$9	$26
Research and development	(9)	24	1	90
Sales and marketing	(5)	19	18	44
General and administrative	27	71	90	324
Total	$15	$122	$118	$484

As of June 30, 2025, total unrecognized compensation cost related to unvested stock option awards was approximately $77,000, and the related weighted average period over which it is expected to be recognized was 1.79 years. There was no unrecognized compensation costs related to restricted stock units as of June 30, 2025.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Numerator:
Net Loss	$(2,666)	$(3,530)	$(4,519)	$(8,159)
Denominator:
Shares used in computing net loss per share, basic and diluted	35,564,032	12,518,725	28,579,132	12,181,481
Net loss per share, basic and diluted	$(0.07)	$(0.28)	$(0.16)	$(0.67)

The dilutive potential shares of common stock are computed using the treasury stock method or the as-if converted method, as applicable. Because the Company is in a net loss position, diluted loss per share is calculated using the weighted average number of common shares outstanding and excludes the effects of potential shares of common stock that are antidilutive.

The potential shares of common stock that have been excluded from the diluted loss per share calculation above for the three and six months ended June 30, 2025 and 2024 were as follows:

	Three and Six Months Ended
	June 30,
	2025	2024
Stock options	695,400	905,458
Restricted stock units	18,593	25,277
Warrants	16,773,245	2,370,985
Potential common shares	17,487,238	3,301,720

The Company considered the Convertible Notes to be participating securities, because holders of such instruments participate in the event a dividend is paid on common stock. The holders of the Convertible Notes did not have a contractual obligation to share in the Company’s losses. As such, losses were attributed entirely to common stockholders.

NOTE 8: RELATED PARTY TRANSACTIONS

On December 1, 2023, the Company entered into a consulting agreement with Biodesix, Inc. (the “Biodesix Agreement”) to assist with our miRNA product pipeline. Jack Schuler, a beneficial owner of more than 5% of the Company’s stock, is also a beneficial owner of more than 10% of the stock of Biodesix, Inc. Since the inception of the Biodesix Agreement, the Company has recorded $125,000 in costs under the Biodesix Agreement as research and development expense in our consolidated financial statement of operations. As of June 30, 2025, the Company had no current liabilities recorded on its unaudited condensed consolidated balance sheet for Biodesix.

On March 5, 2025, the Company entered into the March 2025 Private Placement with the Purchasers for the issuance and sale of Convertible Notes. The Convertible Notes, including interest accrued, were converted into units consisting of one share of common stock and 2.25 warrants on March 12, 2025. Jack Schuler purchased $200,000 of the Convertible Notes.

The Purchasers are entitled to three representatives on the Company’s board of directors. Two of the Purchasers have exercised that right. On April 2, 2025, the Board of Directors (the “Board”) of the Company appointed Jeffrey Cohen, M.D. as a director of the Company. The Board appointed John Fraser as a director of the Company on April 6, 2025.

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

The following table summarizes financial statement line items regularly reviewed by the CODM (in thousands).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2025	2024	2025	2024
Total Assets	$4,934	$5,491	$4,934	$5,491
Total Revenue	2,404	2,423	4,683	4,576
Net Loss	(2,666)	(3,530)	(4,519)	(8,159)

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

Our Ova1 test received FDA de novo classification in September 2009. Ova1 comprises instruments, assays, reagents, and the OvaCalc software, which includes a proprietary algorithm that produces a risk score. Our Overa test, which includes an updated version of OvaCalc, received FDA 510(k) clearance in March 2016. Ova1, Overa and OvaWatch each use the Roche Cobas 4000, 6000 and 8000 platforms for analysis of proteins. Revenue from these sources is included in the results of operations in total revenue for the three and six months ended June 30, 2025.

In 2021, we began entering into decentralized arrangements with large healthcare networks and physician practices for our Aspira Synergy platform, our decentralized testing platform and cloud service for decentralized global access of protein biomarker testing. Ova1, Overa, and the Ova1Plus workflow continue to be available through the Aspira Synergy platform. As of June 30, 2025, we had two active Aspira Synergy contracts.

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

Recent Developments

Business Updates

In the first quarter of 2025, we rebalanced the salesforce to align with profitable markets. This rebalance resulted in a reduction of field sales representatives in non-profitable markets. Under the rebalanced field team, we realized a 156% increase in sales per full-time equivalent salesperson in the second quarter of 2025, when compared to the second quarter of 2024.

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

On June 9, 2025, we received notice from ARPA-H that ARPA-H and the assigned managing contractor, VentureWell, have determined that we had not met the specifications of Milestone 3, and have therefore elected to terminate the contract award. We will continue to work on the design, development and commercial launch of this test.

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

Results of Operations – Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024

The selected summary financial and operating data of the Company for the three months ended June 30, 2025 and 2024 were as follows.

	Three Months Ended
	June 30,		Increase (Decrease)
(dollars in thousands)	2025	2024	Amount	%
Revenue:
Product	$2,404	$2,423	$(19)	(1)
Total revenue	2,404	2,423	(19)	(1)
Cost of revenue:
Product	870	1,002	(132)	(13)
Total cost of revenue	870	1,002	(132)	(13)
Gross profit	1,534	1,421	113	8
Operating expenses:
Research and development	704	952	(248)	(26)
Sales and marketing	679	2,137	(1,458)	(68)
General and administrative	1,961	2,725	(764)	(28)
Total operating expenses	3,344	5,814	(2,470)	(42)
Loss from operations	(1,810)	(4,393)	2,583	(59)
Other (expense) income, net:
Change in fair value of warrant liabilities	(624)	889	(1,513)	(170)
Interest expense, net	(13)	(10)	(3)	30
Other expense, net	(219)	(16)	(203)	1,269
Total other (expense) income, net	(856)	863	(1,719)	(199)
Net loss	$(2,666)	$(3,530)	$864	(24)

Product Revenue. Product revenue was $2,404,000 for the three months ended June 30, 2025, compared to $2,423,000 for the same period in 2024. Revenue for Aspira Labs is recognized when the Ova1, Overa, Ova1Plus or OvaWatch test is completed based on estimates of what we expect to ultimately realize. The 1% product revenue decrease is due to a decrease in OvaSuite test volume compared to the prior year, partially offset by an increase in AUP.

The number of OvaSuite tests performed decreased 11% to 5,728 during the three months ended June 30, 2025, compared to 6,471 product tests for the same period in 2024. This decrease is a result of our reduced field sales headcount. We expect revenue to increase in the second quarter due to our focus on revenue generating payers.

The volume and AUP for the three months ended June 30, 2025 and 2024 were as follows.

	Three Months Ended
	June 30,
	2025	2024
Product Volume:
Ova1Plus	4,447	5,164
OvaWatch	1,281	1,307
Total OvaSuite	5,728	6,471

Average Unit Price (AUP):
Ova1Plus	$425	$381
OvaWatch	403	348
Total OvaSuite	$420	$374

Cost of Revenue – Product. Cost of product revenue was $870,000 for the three months ended June 30, 2025 compared to $1,002,000 for the same period in 2024, representing a decrease of $132,000, or 13%, due primarily to decreased personnel and postage costs.

Gross Profit Margin. Gross profit margin for product revenue increased to 63.8% for the three months ended June 30, 2025, compared to 58.6% for the same period in 2024.

Research and Development Expenses. Research and development expenses represent costs incurred to develop our technology and carry out clinical studies, and include personnel-related expenses, regulatory costs, reagents and supplies used in research and development laboratory work, infrastructure expenses, contract services and other outside costs. Research and development expenses for the three months ended June 30, 2025 decreased by $248,000, or 26%, compared to the same period in 2024. This decrease was primarily due to a decrease in consulting costs of $151,000, personnel costs of $81,000 and lab supplies of $62,000, partially offset by an increase in clinical trial costs of $8,000. We expect research and development expenses to increase modestly over the third quarter of 2025, as a result of our focus on the product pipeline.

Sales and Marketing Expenses. Our sales and marketing expenses consist primarily of personnel-related expenses, education and promotional expenses. These expenses include the costs of educating physicians and other healthcare professionals regarding our products. Sales and marketing expenses also include the costs of sponsoring continuing medical education, medical meeting participation, and dissemination of scientific and health economic publications. Sales and marketing expenses for the three months ended June 30, 2025 decreased by $1,458,000, or 68%, compared to the same period in 2024. This decrease was primarily due to decreased personnel costs of $915,000, costs related to our contracted sales team of $234,000, travel costs of $192,000 and other marketing costs of $131,000, partially offset by increased consulting costs of $117,000. We expect sales and marketing expenses to remain flat during the third quarter of 2025.

General and Administrative Expenses. General and administrative expenses consist primarily of personnel-related expenses, professional fees and other costs, including legal, finance and accounting expenses and other infrastructure expenses. General and administrative expenses for the three months ended June 30, 2025 decreased by $764,000, or 28%, compared to the same period in 2024. This decrease was primarily due to a decrease in personnel costs of $606,000 and legal fees of $420,000, offset by an increase in consulting costs of $226,000. We expect general and administrative expenses to decrease during the third quarter of 2025 as a result of decreases in our consulting and public company costs.

Change in fair value of Warrant Liabilities. For the three months ended June 30, 2025, there was a net increase in the fair value of warrant liabilities of $624,000. The increase was due to the increase in our stock price during the quarter. For the three months ended June 30, 2024, there was a net decrease in fair value of $889,000. The change in fair value during the three months ended June 30, 2024 was primarily due to a decrease in our stock price during the quarter.

Results of Operations – Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024

The selected summary financial and operating data of the Company for the six months ended June 30, 2025 and 2024 were as follows.

	Six Months Ended
	June 30,		Increase (Decrease)
(dollars in thousands)	2025	2024	Amount	%
Revenue:
Product	$4,683	$4,576	$107	2
Total revenue	4,683	4,576	107	2
Cost of revenue:
Product	1,589	1,941	(352)	(18)
Total cost of revenue	1,589	1,941	(352)	(18)
Gross profit	3,094	2,635	459	17
Operating expenses:
Research and development	1,677	1,858	(181)	(10)
Sales and marketing	1,765	4,026	(2,261)	(56)
General and administrative	4,702	5,854	(1,152)	(20)
Total operating expenses	8,144	11,738	(3,594)	(31)
Loss from operations	(5,050)	(9,103)	4,053	(45)
Other income (expense), net:
Change in fair value of warrant liabilities	297	1,140	(843)	(74)
Change in fair value of convertible notes	170	-	170	-
Loss upon issuance of Convertible Notes carried at fair value	(1,198)	-	(1,198)	-
Interest expense, net	(27)	(15)	(12)	80
Other income (expense), net	1,289	(181)	1,470	(812)
Total other income (expense), net	531	944	(413)	(44)
Net loss	$(4,519)	$(8,159)	$3,640	(45)

Product Revenue. Product revenue was $4,683,000 for the six months ended June 30, 2025, compared to $4,576,000 for the same period in 2024. The 2% product revenue increase is due to an increase in AUP, offset by a decrease in OvaSuite test volume compared to the prior year.

The number of OvaSuite tests performed decreased 7.3% to 11,407 during the six months ended June 30, 2025, compared to 12,300 product tests for the same period in 2024. This decrease is a result of our reduced field sales headcount.

The volume and AUP for the six months ended June 30, 2025 and 2024 were as follows.

	Six Months Ended
	June 30,
	2025	2024
Product Volume:
Ova1Plus	8,809	9,941
OvaWatch	2,598	2,359
Total OvaSuite	11,407	12,300

Average Unit Price (AUP):
Ova1Plus	$415	$379
OvaWatch	397	344
Total OvaSuite	$411	$372

Cost of Revenue – Product. Cost of product revenue was $1,589,000 for the six months ended June 30, 2025 compared to $1,941,000 for the same period in 2024, representing a decrease of $352,000, or 18%, due primarily to decreased personnel costs and a one-time credit related to phlebotomy expenses, partially offset by an increase in consulting costs.

Gross Profit Margin. Gross profit margin for product revenue increased to 66.1% for the six months ended June 30, 2025, compared to 57.6% for the same period in 2024.

Research and Development Expenses. Research and development expenses for the six months ended June 30, 2025 decreased by $181,000, or 10%, compared to the same period in 2024. This decrease was primarily due to a decrease in consulting costs of $327,000 and personnel costs of $156,000, partially offset by an increase in clinical trial costs of $381,000.

Sales and Marketing Expenses. Sales and marketing expenses for the six months ended June 30, 2025 decreased by $2,261,000, or 56%, compared to the same period in 2024. This decrease was primarily due to decreased personnel costs of $1,246,000, costs related to our contracted sales team of $472,000, travel costs of $315,000, other marketing costs of $174,000 and subscriptions of $125,000, partially offset by consulting costs of $111,000.

General and Administrative Expenses. General and administrative expenses for the six months ended June 30, 2025 decreased by $1,152,000, or 20%, compared to the same period in 2024. This decrease was primarily due to a decrease in personnel costs of $1,287,000 and legal fees of $604,000, partially offset by an increase in audit fees of $290,000, consulting costs of $283,000, and public company costs of $263,000.

Change in fair value of Warrant Liabilities. For the six months ended June 30, 2025, there was a net increase in the fair value of warrant liabilities on the balance sheet of $1,180,000. The increase was due to the addition of new warrants in the amount of $1,477,000, offset by a decrease of $297,000 related to a decrease in our stock price during the year. For the six months ended June 30, 2024, there was a net decrease in fair value of $1,140,000. The change in fair value during the three months ended June 30, 2024 was primarily due to a decrease in our stock price during the quarter.

Change in fair value of Convertible Notes. The change in fair value of Convertible Notes for the six months ended June 30, 2025 was $170,000, which was the gain recognized upon the conversion of the Convertible Notes.

Loss upon issuance of Convertible Notes carried at fair value. The loss upon issuance of Convertible Notes carried at fair value for the six months ended June 30, 2025 was $1,198,000. This represents an immediate loss recognized by the Company upon the issuance of the Convertible Notes.

Liquidity and Capital Resources

We plan to continue to expend resources selling and marketing OvaSuite and developing additional diagnostic tests and service capabilities.

We have incurred significant net losses and negative cash flows from operations since inception, and as a result have an accumulated deficit of approximately $535,916,000 as of June 30, 2025. We also expect to incur a net loss and negative cash flows from operations for the remainder of 2025. Working capital levels may not be sufficient to fund operations as currently planned through the next twelve months, absent a significant increase in revenue over historic revenue or additional financing. Given the above conditions, there is substantial doubt about our ability to continue as a going concern within one year after the date these consolidated interim financial statements are filed.

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

In March 2016, we entered into a loan agreement (as amended on March 7, 2018 and April 3, 2020, the “DECD Loan Agreement”) with the State of Connecticut Department of Economic and Community Development (the “DECD”), pursuant to which we borrowed $4,000,000 from the DECD.

Under the terms of the DECD Loan Agreement, we were eligible for forgiveness of $1,000,000 of the principal amount of the loan after achieving certain job creation and retention milestones. If we fail to maintain our Connecticut operations through March 22, 2026, the DECD may require early repayment of a portion or all of the loan plus a penalty of 5% of the total funded loan. For additional information, see Note 4 to our unaudited condensed consolidated financial statements. If we choose to repay the loan early, it may be done at any time without premium or penalty.

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

During the three and six months ended June 30, 2025, we sold no shares under the 2023 Equity Line of Credit Agreement, respectively. During the three and six months ended June 30, 2024, we sold 475,986 and 587,355 shares under the 2023 Equity Line of Credit Agreement, respectively; resulting in gross proceeds of approximately $1,100,000 and $1,500,000, respectively. Over the life of the 2023 Equity Line of Credit Agreement through August 8, 2025, we sold 1,310,517 shares for gross proceeds of approximately $3,078,000. We incurred approximately $326,000 of costs related to the execution of the 2023 Equity Line of Credit Agreement, all of which are reflected in the unaudited condensed consolidated financial statements. Of the total costs incurred, approximately $258,000 was paid in common stock to Lincoln Park for a commitment fee and $30,000 was paid for Lincoln Park expenses. These transaction costs were included in other expense in our consolidated statement of operations for the year ended December 31, 2023. We incurred approximately $0 and $40,000 for legal fees during the six months ended June 30, 2025 and 2024, respectively, and included the costs in general and administrative expenses on its consolidated statement of operations. Under the terms of the Warrant Inducement Agreement, we agreed not to sell shares under the 2023 Equity Line of Credit Agreement for six months from the effective date of the Form S-3, which was September 3, 2024. As of May 12, 2025, the remaining availability under the 2023 Equity Line of Credit Agreement was $1,700,000 of shares of common stock that can be sold to Lincoln Park under the 2023 Equity Line of Credit Agreement; however, as we are no longer traded on Nasdaq, we do not have access to this facility.

On January 24, 2024, we entered into a securities purchase agreement (the “2024 Direct Offering Agreement”), with several investors relating to the issuance and sale of 1,371,000 shares of its common stock, par value $0.001 per share, and pre-funded warrants to purchase 200,000 shares of common stock (the “Pre-Funded Warrants”), in a registered direct offering, together with accompanying warrants to purchase 1,571,000 shares of common stock (the “Purchase Warrants”, and together with the Pre-Funded Warrants, the “2024 Warrants”) in a concurrent private placement (the “Concurrent Private Offering” and together with the registered direct offering, the “2024 Direct Offering”). Our gross proceeds from the 2024 Direct Offering were approximately $5.6 million, before deducting placement agent fees and other expenses of $694,000 payable by us.

The Pre-Funded Warrants were exercised on February 6, 2024 for $20.

The Purchase Warrants have an exercise price of $4.13 per share and will expire 5 years from the initial issuance date.

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

We met the first milestone for payment in the fourth quarter of 2024 and received a payment of $2,000,000. The second milestone was met during the first quarter of 2025 and we received a payment of $1,500,000. On June 9, 2025, we received notice from ARPA-H that ARPA-H and the assigned managing contractor, VentureWell, have determined that we had not met the specifications of the third milestone, and have therefore elected to terminate the ENDOinform development program contract.

On March 5, 2025, we entered into a securities purchase agreement with certain existing accredited shareholders (“the “Purchasers”) for the issuance and sale in a private placement (the “March 2025 Private Placement”) of an aggregate gross principal amount of $1,365,500 in the form of Senior Secured Convertible Promissory Notes (the “Convertible Notes”). On March 12, 2025, the Convertible Notes were converted into 5,465,850 shares and warrants to purchase 12,298,177 shares (the “March 2025 Warramts”).

The March 2025 Warrants are exercisable for five years at $0.25 per share for the first 24 months after issuance, and $0.50 per share thereafter.

As mentioned, we have incurred significant net losses and negative cash flows from operations since inception, and we expect to continue to incur a net loss and negative cash flows from operations in 2025. At June 30, 2025 we had an accumulated deficit of $535,916,000 and stockholders’ deficit of $2,685,000. As of June 30, 2025, we had $1,545,000 of cash and cash equivalents, $4,098,000 of current liabilities, and working deficit of $412,000. There can be no assurance that we will achieve or sustain profitability or positive cash flow from operations. While we expect to grow revenue through Aspira Labs, there is no assurance of our ability to generate substantial revenues and cash flows from Aspira Labs’ operations. We expect revenue from our products to be our only material, recurring source of cash in 2025.

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

Net cash used in operating activities was $4,836,000 for the six months ended June 30, 2025, resulting primarily from the net loss reported of $4,519,000, which includes the loss upon issuance of convertible notes carried at fair value of $1,198,000, changes in prepaid assets of $426,000, non-cash lease expense of $122,000 and $119,000 in stock based compensation expense, offset by changes in accrued liabilities of $616,000, changes in other liabilities of $459,000, changes in accounts payable of $430,000, changes in the fair value of warrant liabilities of $297,000, changes in accounts receivable of $288,000 and a change in the fair value of Convertible Notes carried at fair value and changes in accounts receivable of $170,000.

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

Net cash used in investing activities was $0 and $35,000 for the six months ended June 30, 2025 and 2024, respectively, which consisted of property and equipment purchases.

Net cash provided by financing activities was $4,612,000 for the six months ended June 30, 2025, stemming primarily from the at the market offering resulting in net proceeds of $3,337,000 and from convertible notes resulting in gross proceeds of $916,000, in addition to principal payments on the DECD loan.

Net cash provided by financing activities was $6,314,000 for the six months ended June 30, 2024, stemming primarily from a registered direct offering resulting in net proceeds of $4,830,000, after deducting placement agent costs and other expenses of $733,000 and an equity line of credit offering of $1,501,000.

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

Management, including our Chief Executive Officer and Controller, performed an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2025. Based on this evaluation, our Chief Executive Officer and Controller have concluded that as of June 30, 2025, our disclosure controls and procedures were not effective. This was due to a material weakness in the internal control over financial reporting that was identified as of December 31, 2024, and disclosed in our 2024 Annual Report Form 10-K related to the operation of internal controls related to our contract review processes and the accounting for such contracts that continue to exist as of June 30, 2025.

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

Changes in internal controls over financial reporting

Other than as described above, there were no changes in our internal control over financial reporting during the three months ended June 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the ordinary course of business, we may periodically become subject to legal proceedings and claims arising in connection with ongoing business activities. The results of litigation and claims cannot be predicted with certainty, and unfavorable resolutions are possible and could materially and adversely affect our results of operations, cash flows and financial position. In addition, regardless of the outcome, litigation could have an adverse impact on us because of defense costs, diversion of management resources and other factors. While the outcome of these proceedings and claims cannot be predicted with certainty, there are no matters, as of June 30, 2025, that, in the opinion of management, will have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 1A. RISK FACTORS

Except as set forth below, there have been no material changes to our risk factors from those disclosed under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 27, 2025 (the “2024 Annual Report”) and in Part II, Item 1 of our Quarterly Report on Form 10-Q, for the quarter ended March 31, 2025 (the “March 31, 2025 Quarterly Report”), filed with the SEC on May 19, 2025. The risks and uncertainties described in our 2024 Annual Report and the March 31, 2025 Quarterly Report are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also materially adversely affect our business, financial condition or results of operations. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

Aspira Women’s Health Inc.

Date: August 12, 2025	/s/ Michael Buhle
Michael Buhle Chief Executive Officer (Principal Executive Officer)

Date: August 12, 2025	/s/ Julie Carrillo
Julie Carrillo Controller (Principal Financial Officer and Principal Accounting Officer)

