Form 10-Q
period 2025-09-30
Aspira Women's Health Inc.
filed 2025-11-14
CIK 926617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File Number: 001-34810

Aspira Women’s Health Inc.

(Exact name of registrant as specified in its charter)

Delaware	33-0595156
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12117 Bee Caves Road, Building III, Suite 100, Austin, Texas	78738
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (512) 519-0400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	AWHL	The OTC QX Market

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

As of November 13, 2025, the registrant had 42,655,918 shares of common stock, par value $0.001 per share, outstanding.

ASPIRA WOMEN’S HEALTH INC.

FORM 10-Q

For the Quarter Ended September 30, 2025

The following are registered and unregistered trademarks and service marks of Aspira Women’s Health Inc.: VERMILLION SM, ASPIRA WOMEN’S HEALTH®, OVA1®, OVERA®, ASPIRA LABS ®, OVACALC®, OVASUITESM, ASPIRA GENETIXSM, OVA1PLUS®, OVAWATCH®, ENDOCHECKSM, ENDOINFORMTM, OVAINFORMTM, OVAINHERITSM, ASPIRA SYNERGY®, OVA360SM, ASPIRA IVDSM, AND YOUR HEALTH, OUR PASSION®.

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Aspira Women’s Health Inc.

Condensed Consolidated Balance Sheets (unaudited)

(Amounts in Thousands, Except Share and Par Value Amounts)

	September 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$3,809	$1,769
Accounts receivable, net of reserves of $0	1,317	990
Prepaid expenses and other current assets	417	1,098
Inventories	282	326
Total current assets	5,825	4,183
Property and equipment, net	44	69
Intangible assets, net	343	-
Right-of-use assets	1,029	1,194
Other assets	55	45
Total assets	$7,296	$5,491
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$1,811	$2,173
Accrued liabilities	1,967	2,445
Current portion of long-term debt	234	229
Short-term debt	-	614
Current maturities of lease liabilities	187	7
Total current liabilities	4,199	5,468
Non-current liabilities:
Long-term debt	1,100	1,278
Non-current maturities of lease liabilities	1,061	1,248
Warrant liabilities	5,280	60
Total liabilities	11,640	8,054
Commitments and contingencies (Note 5)
Stockholders’ deficit:
Preferred stock, par value $0.001 per share, 5,000,000 shares authorized; no shares issued and outstanding at September 30, 2025 and December 31, 2024	-	-
Common stock, par value $0.001 per share, 200,000,000 shares authorized at September 30, 2025 and December 31, 2024; 42,655,918 and 17,407,120 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	43	17
Additional paid-in capital	536,421	528,817
Accumulated deficit	(540,808)	(531,397)
Total stockholders’ deficit	(4,344)	(2,563)
Total liabilities and stockholders’ deficit	$7,296	$5,491

See accompanying notes to the unaudited condensed consolidated financial statements.

Aspira Women’s Health Inc.

Condensed Consolidated Statements of Operations (unaudited)

(Amounts in Thousands, Except Share and Per Share Amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenue:
Product	$2,305	$2,257	$6,988	$6,833
Total revenue	2,305	2,257	6,988	6,833
Cost of revenue:
Product	922	902	2,511	2,843
Total cost of revenue	922	902	2,511	2,843
Gross profit	1,383	1,355	4,477	3,990
Operating expenses:
Research and development	739	908	2,416	2,766
Sales and marketing	683	2,143	2,448	6,169
General and administrative	1,540	2,048	6,242	7,902
Total operating expenses	2,962	5,099	11,106	16,837
Loss from operations	(1,579)	(3,744)	(6,629)	(12,847)
Other (expense) income, net:
Change in fair value of warrant liabilities	(4,309)	174	(4,012)	1,314
Change in fair value of convertible notes	-	-	170	-
Loss upon issuance of Convertible Notes carried at fair value	-	-	(1,198)	-
Interest expense, net	(13)	(5)	(40)	(20)
Other income (expense), net	1,009	28	2,298	(153)
Total other (expense) income, net	(3,313)	197	(2,782)	1,141
Net loss	$(4,892)	$(3,547)	$(9,411)	$(11,706)
Net loss per share - basic and diluted	$(0.13)	$(0.23)	$(0.30)	$(0.88)
Weighted average common shares used to compute basic and diluted net loss per common share	36,388,370	15,405,672	31,203,821	13,269,646

See accompanying notes to the unaudited condensed consolidated financial statements.

Aspira Women’s Health Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Deficit (unaudited)

(Amounts in Thousands, Except Share Amounts)

	Common Stock
			Additional		Total
			Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2024	17,407,120	$17	$528,817	$(531,397)	$(2,563)
Net loss	-	-	-	(1,853)	(1,853)
Common stock issued under 2024 At-the-Market Offering Agreement, net of issuance costs	12,277,441	12	3,325	-	3,337
Common stock issued for convertible notes settlement	5,465,850	6	910	-	916
Common stock issued for vested restricted stock awards	79,687	-	37	-	37
Stock-based compensation expense	-	-	66	-	66
Balance at March 31, 2025	35,230,098	35	533,155	(533,250)	(60)
Net loss	-	-	-	(2,666)	(2,666)
Common stock issued under 2024 Equity Line of Credit Agreement, net of issuance costs	354,988	1	24	-	25
Common stock issued for vested restricted stock awards	52,239	-	45	-	45
Stock-based compensation expense	-	-	(29)	-	(29)
Balance at June 30, 2025	35,637,325	36	533,195	(535,916)	(2,685)
Net loss	-	-	-	(4,892)	(4,892)
Common stock issued under September 2025 Private Placement Offering, net of issuance costs	6,550,000	7	2,808	-	2,815
Common stock issued for exercised warrants	450,000	-	381	-	381
Common stock issued for vested restricted stock awards	18,593	-	20	-	20
Stock-based compensation expense	-	-	17	-	17
Balance at September 30, 2025	42,655,918	$43	$536,421	$(540,808)	$(4,344)

Aspira Women’s Health Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Deficit (unaudited) (continued)

(Amounts in Thousands, Except Share Amounts)

	Common Stock
			Additional		Total
			Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2023	10,645,049	11	515,927	(518,303)	(2,365)
Net loss	-	-	-	(4,629)	(4,629)
Common stock issued under 2023 Equity Line of Credit Agreement	111,369	-	400	-	400
Common stock issued under 2024 Direct Offering, net of issuance costs	1,371,000	1	4,868	-	4,869
Warrant Exercise	200,000	-	-	-	-
Common stock issued for vested restricted stock awards	16,686	-	-	-	-
Stock-based compensation expense	-	-	362	-	362
Balance at March 31, 2024	12,344,104	12	521,557	(522,932)	(1,363)
Net loss	-	-	-	(3,530)	(3,530)
Issuance costs related to common stock issued under 2024 Direct Offering	-	-	(39)	-	(39)
Common stock issued under 2023 Equity Line of Credit Agreement	475,986	1	1,100	-	1,101
Common stock issued for vested restricted stock awards	5,000	-	16	-	16
Stock-based compensation expense	-	-	106	-	106
Balance at June 30, 2024	12,825,090	13	522,740	(526,462)	(3,709)
Net loss	-	-	-	(3,547)	(3,547)
Common stock issued under 2023 Equity Line of Credit Agreement	362,219	-	400	-	400
Common stock issued under Warrant Inducement Agreement, net of issuance costs	1,711,111	2	1,860	-	1,862
Reclassification of Warrant Liability upon Exercise	-	-	245	-	245
Common stock issued under 2024 Private Placement Offering, net of issuance costs	1,248,527	1	1,837	-	1,838
Common stock issued under 2024 Securities Purchase Agreements	9,733	-	11	-	11
Common stock issued for vested restricted stock awards	127,701	-	145	-	145
Stock-based compensation expense	-	-	235	-	235
Balance at September 30, 2024	16,284,381	$16	$527,473	$(530,009)	$(2,520)

See accompanying notes to the unaudited condensed consolidated financial statements.

Aspira Women’s Health Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

(Amounts in Thousands)

	Nine Months Ended
	September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(9,411)	$(11,706)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash lease expense	158	6
Depreciation and amortization	74	78
Stock-based compensation expense	155	864
Change in fair value of warrant liabilities	4,012	(1,314)
Change in fair value of Convertible Notes	(170)	25
Loss upon issuance of Convertible Notes carried at fair value	1,198	-
Loss on impairment and disposal of property and equipment	1	-
Changes in operating assets and liabilities:
Accounts receivable	(327)	205
Prepaid expenses and other assets	671	560
Inventories	44	(63)
Accounts payable	(362)	1,290
Accrued liabilities	(478)	(369)
Other liabilities	(613)	(668)
Net cash used in operating activities	(5,048)	(11,092)
Cash flows from investing activities:
Purchase of property and equipment	(8)	(37)
Purchase of intangible assets	(385)	-
Net cash used in investing activities	(393)	(37)
Cash flows from financing activities:
Principal repayment of DECD loan	(174)	(35)
Proceeds from 2023 Equity Line of Credit Agreement	-	1,901
Proceeds from 2024 Direct Offering	-	5,563
Payment of issuance costs for 2024 Direct Offering	-	(733)
Proceeds from Warrant Inducement Agreement	-	2,139
Payment of issuance costs for Warrant Inducement Agreement	-	(277)
Proceeds from 2024 Securities Purchase Agreements	-	11
Proceeds from 2024 At the Market Offering Agreement	3,484	-
Payment of issuance costs for 2024 At the Market Offering Agreement	(147)	-
Proceeds from 2024 Private Placement Offering	-	1,910
Payment of issuance costs for 2024 Private Placement Offering	-	(72)
Proceeds from 2025 Private Placement Offering	2,949	-
Payment of issuance costs for 2025 Private Placement Offering	(134)	-
Proceeds from issuance of common stock from exercise of warrants	112	-
Proceeds from Convertible Notes	1,366	-
Proceeds from Equity Line of Credit	25	-
Net cash provided by financing activities	7,481	10,407
Net decrease in cash, cash equivalents and restricted cash	2,040	(722)
Cash, cash equivalents and restricted cash, beginning of year	1,769	2,855
Cash, cash equivalents and restricted cash, end of year	$3,809	$2,133
Supplemental disclosure of cash flow information:
Cash paid for interest	$26	$43
Supplemental disclosure of noncash investing and financing activities:
Increase in right-of-use assets	$-	$169
Fair value of warrants issued in conjunction with Warrant Inducement Agreement	$-	$1,323
Fair value of warrants issued upon conversion of Convertible Notes	$1,477	$-
Fair value of common stock issued upon conversion of Convertible Notes	$916	$-

See accompanying notes to the unaudited condensed consolidated financial statements.

Aspira Women’s Health Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. ORGANIZATION, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

Organization

Aspira Women’s Health Inc. (“Aspira” and its wholly-owned subsidiaries are collectively referred to as the “Company”) is incorporated in the state of Delaware, and is engaged in the business of developing and commercializing diagnostic tests for gynecologic disease. The Company currently markets and sells the following products and related services: (1) the Ova1Plus workflow, which uses Ova1, a qualitative serum test intended as an aid to further assess the likelihood of malignancy in women with an ovarian adnexal mass for which surgery is planned when the physician’s independent clinical and radiological evaluation does not indicate malignancy, as the primary test and Overa, a second-generation biomarker test intended to maintain Ova1’s high sensitivity while improving specificity, as a reflex for Ova1 intermediate range results, leveraging the strengths of Ova1’s MIA sensitivity and Overa’s MIA2G specificity to reduce incorrectly elevated results; and (2) OvaWatch, a lab developed test (“LDT”) intended to assist in the initial clinical assessment of malignancy risk in all women thought to have an indeterminate or benign adnexal mass. Overa is currently not offered except as a reflex test performed as part of the Ova1Plus workflow. Collectively, these tests are referred to and marketed as OvaSuite. The Company’s products are distributed through its own national sales force, through its proprietary, decentralized testing platform and cloud service marketed as Aspira Synergy, and through marketing and distribution agreements with BioReference Health, LLC and ARUP Laboratories.

Going Concern and Liquidity

As of September 30, 2025, the Company had approximately $3,809,000 of cash and cash equivalents, an accumulated deficit of approximately $540,808,000, and working capital of approximately $1,626,000. For the nine months ended September 30, 2025, the Company incurred a net loss of $9,411,000 and used cash in operations of $5,048,000. The Company has incurred significant net losses and negative cash flows from operations since inception. The Company also expects to continue to incur a net loss and negative cash flows from operations for the remainder of 2025. In order to fund operations, meet its capital requirements or satisfy the anticipated obligations as they become due, the Company expects to take further action to protect its liquidity position, which include, but are not limited to:

●	Raising capital through an equity offering via a private placement offering, to the extent that the Company raises additional funds by issuing equity securities, the Company’s stockholders may experience significant dilution. However, no assurance can be given that capital will be available on acceptable terms, or at all;
●	Securing debt, however, no assurance can be given that debt will be available on acceptable terms or at all;
●	Reducing executive bonuses or replacing cash compensation with equity grants;
●	Reducing professional services and consulting fees and eliminating non-critical projects;
●	Reducing travel and entertainment expenses; and
●	Reducing, eliminating or deferring discretionary marketing programs.

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

2025 Delisting from Nasdaq

On April 15, 2025, the Company received written notice from the Office of General Counsel of The Nasdaq Stock Market (“Nasdaq”) indicating that the Nasdaq Hearings Panel determined to delist the Company’s shares from Nasdaq due to the Company’s failure to meet Nasdaq’s continued listing standard under Nasdaq Listing Rule 5550(b)(1), which required the Company to maintain a minimum of $2.5 million in stockholders’ equity for continued listing on the Nasdaq Capital Market. The Company’s common stock was traded on the OTC Markets Group effective at the open of trading on April 17, 2025 under the symbol “AWHL.” Effective October 14. 2025, the Company’s common stock began trading on the OTC QX Best Market.

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

The unaudited condensed consolidated financial statements and related disclosures have been prepared with the presumption that users of the unaudited condensed consolidated financial statements have read or have access to the audited consolidated financial statements for the preceding fiscal year. The consolidated balance sheet at December 31, 2024 included in this report has been derived from the audited consolidated financial statements at that date but does not include all the information and notes required by GAAP. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2024, included in the Company’s Annual Report on Form 10-K, filed with the SEC on March 27, 2025.

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

The Company also reviews its patient account population and determines an appropriate distribution of patient accounts by payer (i.e., Medicare, patient pay, other third-party payer, etc.) into portfolios with similar collection experience. The Company has elected this practical expedient that, when evaluated for collectability, results in a materially consistent revenue amount for such portfolios as if each patient account were evaluated on an individual contract basis. During the three and nine months ended September 30, 2025, there were no adjustments to estimates of variable consideration to derecognize revenue for services provided in a prior period; however, there was additional revenue recognized related to prior quarters of $89,000 and $311,000 for the three and nine months ended September 30, 2025, respectively. There were no impairment losses on accounts receivable recorded during the three and nine months ended September 30, 2025.

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

Common Stock Warrants: The Company accounts for common stock warrants as either equity-classified or liability-classified instruments based on an assessment of the specific terms of the warrants and applicable authoritative guidance in Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815-40, Contracts in Entity’s Own Equity (“ASC 815-40”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and meet all of the requirements for equity classification under ASC 815-40. The requirements for equity classification are that they (1) are freestanding financial instruments that are legally detachable and separately exercisable from the common stock, (2) do not embody an obligation for the Company to repurchase its shares, (3) permit the holder to receive a fixed number of shares of common stock upon exercise and (4) are indexed to the Company’s common stock. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and each subsequent reporting period. Warrants that meet all of the criteria for equity classification are recorded as a component of additional paid-in capital at the time of issuance and are not remeasured. Warrants that do not meet the required criteria for equity classification are classified as liabilities. The Company adjusts such warrants to fair value at each reporting period until the warrants are exercised or expire. Any change in fair value is recognized in Change in fair value of warrant liabilities on the Company’s statement of operations.

Segment Reporting

The Company’s Chief Operating Decision Maker (“CODM”) is its Chief Executive Officer, who reviews financial information presented on a consolidated basis for purposes of allocating resources and assessing financial performance. The Company views its operations and manages its business in a single operating segment, which is the discovery, development, and commercialization of noninvasive diagnostic tests. As a result, the CODM evaluates the business on a consolidated basis. The Company’s CODM uses the net loss that is reported on the Company’s consolidated statement of operations as a consolidated net loss for the purpose of allocating resources. The Company also monitors its cash and cash equivalents as reported on its consolidated balance sheets to determine its liquidity needs and to allocate resources.

The accounting policies of the Company’s single segment are the same as those described in this summary of significant accounting policies. The CODM assesses the performance of the Company’s single segment and decides how to allocate resources based on consolidated net income. Under the current organizational structure, this measure is not discreetly available or required individually for any of the Company’s business activities and is only available at the consolidated level. The monitoring of budgeted versus actual results are used in assessing performance of the Company’s single segment, allocating resources and in establishing management’s compensation. The measure of segment assets is reported on the consolidated balance sheet as total consolidated assets. Consolidated revenue does not include any inter-segment sales or transfers.

The following table summarizes financial statement line items regularly reviewed by the CODM (in thousands).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2025	2024	2025	2024
Total Assets	$7,296	$4,759	$7,296	$4,759

Total Revenue	2,305	2,257	6,988	6,833
Less:
Personnel costs	(1,635)	(3,294)	(5,767)	(10,277)
Professional fees	(721)	(3,287)	(1,075)	(3,986)
Postage and kit costs	(346)	(297)	(1,029)	(1,029)
Travel expenses	(57)	(250)	(176)	(734)
Lab related expenses	(414)	(339)	(1,185)	(1,038)
Software licenses and maintenance costs	(209)	(199)	(560)	(594)
Other segment item(1)	(502)	1,665	(3,825)	(2,022)
Other (expense) income, net	(3,313)	197	(2,782)	1,141
Net Loss	$(4,892)	$(3,547)	$(9,411)	$(11,706)

(1) Other segment items include overhead costs, insurance expenses, IT expenses and depreciation.

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

Intangible Assets

Intangible assets are carried at cost less accumulated depreciation and amortization. Intangible assets are amortized when placed into service using the straight-line method over the estimated useful lives. Upon sale or retirement of assets, the cost and related accumulated depreciation are removed from the balance sheet and the resulting gain or loss is reflected in operations.

Intangible assets are reviewed for impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. If Intangible assets are considered to be impaired, an impairment loss is recognized.

Recent Accounting Pronouncements

Standards Adopted

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

Standards Yet to be Adopted

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

In July 2025, the FASB issued ASU No. 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”) to reduce the complexity of applying credit losses under ASC 326-320. ASU 2025-05 provides a practical expedient permitting an entity to assume current conditions as of the balance sheet date that do not change for the remaining life of the current accounts receivable and current contract assets. ASU 2025-05 also provides for an accounting election which allows an entity to consider cash collection activity after the balance sheet date when estimating expected credit losses on current accounts receivable and current contract assets. The standard will become effective for annual periods beginning after December 15, 2025.  The Company is still evaluating whether the adoption of

ASU 2023-09 will have a material impact on the Company’s consolidated results of operations, financial position, or cash flows.

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

The fair value of the 2022 Warrants as of September 30, 2025 and December 31, 2024 was approximately $66,000 and $60,000, respectively. The fair value of the 2022 Warrants was estimated using Black-Scholes pricing model based on the following assumptions:

	September 30, 2025		December 31, 2024
	Unmodified	Modified	Unmodified	Modified
	Warrants	Warrants	Warrants	Warrants
Dividend yield	-%	-%	-%	-%
Volatility	162.3%	145.1%	111.3%	103.6%
Risk-free interest rate	3.61%	3.65%	4.22%	4.28%
Expected lives (years)	1.89	3.33	2.64	4.07
Weighted average fair value	$0.117	$0.281	$0.101	$0.162

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

The Company recorded warrants in connection with the March conversion of Senior Secured Convertible Promissory Notes (the “Convertible Notes”) in 2025 (the “March 2025 Warrants”) in warrant liabilities. The March 2025 Warrants were deemed to be derivative instruments due to certain contingent put features. As discussed in Note 5 to the unaudited condensed consolidated financial statements, in connection with the conversion of convertible notes in March 2025, the Company issued warrants to purchase up to an aggregate of 12,298,177 shares of common stock. The March 2025 Warrants had an exercise price of $0.25 per share for the first 24 months after issuance, and $0.50 per share thereafter, but were modified in September 2025 to an exercise price of $0.35 per share (the “Amended March 2025 Warrants”), utilizing a fixed expiration date.

The fair value of the March 2025 Warrants as of September 30, 2025 and March 12, 2025 was approximately $5,213,000 and $1,477,000, respectively. The fair value of the March 2025 Warrants was estimated using a Monte Carlo simulation pricing model for its March 12, 2025 fair value assessment, which uses Level 3 inputs due to its incorporation of significant inputs that are not observable in the market. The mean present value across multiple simulation iterations was used to estimate the fair value of the March 2025 Warrants.

Following the modification, the fair value of the Amended March 2025 Warrants was determined using the Black-Scholes option pricing model, deemed to be an appropriate model due to the terms of the Amended March 2025 Warrants issued, including a fixed term and exercise price.

The following table presents the Company’s transfers from Level 3 to Level 2 during the nine months ended September 30, 2025.

(Amounts in Thousands)	Balance as of January 1, 2025	Change in warrant value due to modification	Transfers out of Level 3	Balance as of September 30, 2025
Level 3 Warrant Liabilities	$1,230	$3,732	$(4,962)	$-

These transfers were primarily due to the change from the Monte Carlo simulation pricing model to the Black-Scholes option pricing model, deemed to be an appropriate model due to the terms of the Amended March 2025 Warrants issued, including a fixed term and exercise price. The fair value of the Amended March 2025 Warrants was affected by changes in inputs to the Black-Scholes option pricing model including the Company’s stock price, expected stock price volatility, the contractual term, and the risk-free interest rate. This model uses Level 2 inputs, including stock price volatility, in the fair value hierarchy established by ASC 820, Fair Value Measurement. The Amended March 2025 Warrants are classified in warrant liabilities on the Company’s unaudited condensed consolidated balance sheets.

The Company used the following key inputs to determine the fair value of the March 2025 Warrants. For September 30, 2025, the Company used the Black-Scholes option pricing model. For March 12, 2025, the Company used the Monte Carlo simulation pricing model.

	September 30, 2025	March 12, 2025
Exercise price (first 24 months)	$0.35	$0.25
Exercise price	$0.35	$0.50
Volatility	128.6%	105.7%
Risk-free interest rate	3.71%	4.03%
Remaining term (years)	5.4	5.0
Weighted average fair value	$0.44	$0.12

The Company recorded the Convertible Notes on its books at fair value. The fair value of the Convertible Notes was calculated by backing out the fair value of the March 2025 Warrants, which was estimated using a Monte Carlo simulation pricing model. The Monte Carlo simulation pricing model uses Level 3 inputs due to its incorporation of significant inputs that are not observable in the market. The fair value of the convertible notes at issuance was approximately $2,563,000. Accordingly, on the date of issuance, the Company recorded a loss of $1,198,000, which is the difference between the fair value and the proceeds received. The Convertible Notes were marked to market through the date of conversion, March 12, 2025. The change in fair value from the date of issuance through the date of conversion was a gain of $170,000 which was recognized in Change in fair value of Convertible Notes in the accompanying condensed consolidated financial statements.

The following is a reconciliation of the fair values from December 31, 2024 to September 30, 2025.

	Fair Value of	Fair Value of	Total Fair Value
	August 2022	March 2025	of Warrant
(in thousands)	Warrants	Warrants	Liability
August 2022 Warrant liability – December 31, 2024	$60	$-	$60
Warrant liability – March 12, 2025	-	1,477	1,477
Change in fair value (loss) reported in statement of operations	6	4,006	4,012
Warrants exercised	-	(44)	(44)
Warrant liability – September 30, 2025	$66	$5,439	$5,505

The carrying value of the Company’s insurance promissory note approximates fair value as of September 30, 2025 and December 31, 2024, due to the short-term nature of the insurance note and is classified as Level 2 within the fair value hierarchy.

The DECD loan is classified within Level 3 of the fair value hierarchy. The following table presents the carrying value and fair value of the DECD loan. The fair value of the DECD loan is estimated based on discounted cash flows using the prevailing market interest rates.

		September 30,		December 31,
		2025		2024
(in thousands)	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
DECD loan	Level 3	$1,334	$1,072	$1,511	$1,169

3. PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets at September 30, 2025 and December 31, 2024 consist of the following:

	September 30,	December 31,
(in thousands)	2025	2024
Prepaid insurance	$63	$629
Software licenses	77	90
Subscriptions	130	66
Other	147	313
Total prepaid and other current assets	$417	$1,098

4. INTANGIBLE ASSETS

During the nine months ended September 30, 2025, the Company purchased the capitalized software to provide integrated care plans for adnexal mass risk management. The Company classified the software as an Intangible asset.

Intangible assets as of September 30, 2025 and December 31, 2024 were as follows.

	Estimated	September 30,	December 31,
(in thousands)	Useful Life	2025	2024
Capitalized software	3 years	385	-
Accumulated amortization		(42)	-
Capitalized software, net		$343	$-

Amortization expense for Intangible assets was $42,000 and $0 for the three months ended September 30, 2025 and 2024, respectively. Amortization expense for Intangible assets was $42,000 and $0 for the nine months ended September 30, 2025 and 2024, respectively. Estimated future amortization is $32,000 for the remaining periods of 2025.

5. COMMITMENTS AND CONTINGENCIES, AND DEBT

Convertible Notes

On March 5, 2025, the Company entered into a securities purchase agreement with certain existing accredited shareholders (the “Purchasers”) for the issuance and sale in a private placement (the “March 2025 Private Placement”) of an aggregate gross principal amount of $1,365,500 in the form of Convertible Notes. The Company incurred third-party issuance costs of $50,000 in connection with the March 2025 Private Placement which were expensed within general and administrative expenses on its unaudited condensed consolidated statement of operations for the nine months ended September 30, 2025. The Convertible Notes were convertible into Units at a conversion price of $0.25 per Unit (the “Conversion Price”), with each Unit consisting of one share of common stock and 2.25 warrants to purchase shares of common stock.

The Company elected to measure the Convertible Notes using the fair value option under ASC 825 because the warrants issuable upon conversion of the Convertible Notes are not indexed to the Company’s stock. They included a variable exercise price that did not meet the fixed-for-fixed concept under ASC 815. Further, as the Convertible Notes were issued at par (gross cash proceeds equaled the principal of the Convertible Notes), the Convertible Notes were not issued at a substantial premium and were eligible for the fair value option under ASC 825.

The Convertible Notes were issued at a discount. This resulted in the fair value of the Convertible Notes upon issuance exceeding the proceeds received, As such, the Company recognized the excess of approximately $1,198,000 in Loss upon issuance of Convertible Notes carried at fair value on its unaudited condensed consolidated statement of operations during the nine months ended September 30, 2025. See Note 2, Fair Value Measurements, for the fair value disclosures related to the Convertible Notes.

The Purchasers of the Convertible Notes are entitled to three representatives on the Company’s board of directors.

In addition, the Company granted the Purchasers of the Convertible Notes certain customary registration rights with respect to the shares of common stock and shares of common stock underlying the March 2025 Warrants. The registration statement was filed on September 30, 2025.

Pursuant to the terms of the agreement, the Company exercised its option to convert the Convertible Notes into Units at the Conversion Price. The Convertible Notes, including interest accrued, for a total of $1,366,458 were converted into Units on March 12, 2025. A gain on the conversion of the Convertible Notes of $170,000 was recognized in Change in fair value of Convertible Notes on the Company’s unaudited condensed consolidated statement of operations for the nine months ended September 30, 2025. See Note 7, Stockholders’ Deficit, for further discussion on the warrants.

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

The loan may be prepaid at any time without premium or penalty. An initial disbursement of $2,000,000 (“Loan 1”) was made to the Company on April 15, 2016 under the DECD Loan Agreement. On December 3, 2020, the Company received a disbursement of the remaining $2,000,000 (“Loan 2”) under the DECD Loan Agreement.

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

	September 30,	December 31,
(in thousands)	2025	2024
DECD loan, net of issuance costs	$1,334	$1,507
Less: Current portion, net of issuance costs	(234)	(229)
Total long-term debt, net of issuance costs	$1,100	$1,278

As of September 30, 2025, the annual amounts of future minimum principal payments due under the Company’s contractual obligation are shown in the table below. Unamortized debt issuance costs for the DECD loan were $2,000 and $4,000 as of September 30, 2025 and December 31, 2024, respectively.

	Payments Due by Period
(in thousands)	Total	2025	2026	2027	2028	2029	Thereafter
DECD Loan	$1,336	$58	$237	$145	$213	$217	$466
Total	$1,336	$58	$237	$145	$213	$217	$466

Insurance Notes

During 2024, the Company entered into an insurance promissory note for the payment of insurance premiums at an interest rate of 7.79%, with an aggregate principal amount outstanding of approximately $0 and $614,000 as of September 30, 2025 and December 31, 2024, respectively. Interest paid for the promissory note was $4,000 and $16,000 for the three and nine months ended September 30, 2025. Interest paid for the promissory note was $6,000 and $18,000 for the three and nine months ended September 30, 2024. The amount outstanding in 2025 could be substantially offset by the cancellation of the related insurance coverage which is classified in prepaid insurance. This note was payable in nine monthly installments with a maturity date of August 1, 2025 and had no financial or operational covenants.

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

On October 1, 2023, the Company began a five- year lease in Shelton, Connecticut. The Shelton, Connecticut lease extends through September 30, 2028. Continuation of the lease after the lease term would be on a month-to-month basis.

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

The expense associated with these operating leases for the three months ended September 30, 2025 and 2024 is shown in the table below (in thousands).

		Three Months Ended
		September 30,
Lease Cost	Classification	2025	2024
Operating rent expense
	Cost of revenue	$19	$19
	Research and development	17	7
	Sales and marketing	-	2
	General and administrative	11	10
Variable rent expense
	Cost of revenue	16	11
	Research and development	14	4
	Sales and marketing	-	2
	General and administrative	11	8

The expense associated with these operating leases for the nine months ended September 30, 2025 and 2024 is shown in the table below (in thousands).

		Nine Months Ended September 30,
Lease Cost	Classification	2025	2024
Operating rent expense
	Cost of revenue	$99	$67
	Research and development	47	38
	Sales and marketing	2	5
	General and administrative	34	52
Variable rent expense
	Cost of revenue	$45	$33
	Research and development	24	9
	Sales and marketing	2	6
	General and administrative	35	26

Based on the Company’s leases as of September 30, 2025, the table below sets forth the approximate future lease payments related to operating leases with initial terms of one year or more (in thousands).

Year	Payments
2025 (remaining three months)	$80
2026	316
2027	283
2028	275
2029	230
Thereafter	397
Total Operating Lease Payments	1,581
Less: Imputed Interest	(286)
Present Value of Lease Liabilities	1,295
Less: Unamortized Tenant Improvement Allowance	(47)
Less: Operating Lease Liability, current portion	(187)
Operating Lease Liability, non-current portion	$1,061

Weighted-average lease term and discount rate were as follows.

	Nine Months Ended September 30,
	2025	2024
Cash paid for amounts included in measurement of lease liabilities:
Operating cash outflows relating to operating leases	$265	$257
Weighted-average remaining lease term (in years)	1.6	3.0
Weighted-average discount rate	7.63%	7.25%

Non-cancellable Royalty Obligations

The Company is a party to an amended research collaboration agreement with The Johns Hopkins University School of Medicine under which the Company licenses certain of its intellectual property directed at the discovery and validation of biomarkers in human subjects, including but not limited to clinical application of biomarkers in the understanding, diagnosis and management of human disease. Under the terms of the amended research collaboration agreement, Aspira is required to pay the greater of 4% royalties on net sales of diagnostic tests using the assigned patents or annual minimum royalties of $57,500. Royalty expense for the three months ended September 30, 2025 and 2024 totaled $73,000 and $71,000, respectively, and are recorded in cost of revenue in the unaudited condensed consolidated statements of operations. Royalty expense for the nine months ended September 30, 2025 and 2024 totaled $219,000 and $222,000, respectively.

Business Agreements

On August 8, 2022, the Company entered into a sponsored research agreement with Harvard’s Dana-Farber Cancer Institute, Brigham & Women’s Hospital, and Medical University of Lodz (the “Dana-Farber, Brigham, Lodz Research Agreement”), for the generation of a multi-omic, non-invasive diagnostic aid to identify endometriosis based on circulating microRNAs and proteins. The Dana-Farber, Brigham, Lodz Research Agreement requires payments to be made upon the achievement of certain milestones. Under the terms of and as further described in the Dana-Farber, Brigham, Lodz Research Agreement, payments of approximately $1,252,000 have or will become due from the Company to the counterparties upon successful completion of certain deliverables as follows: 68% was paid in 2022, 15% was paid in 2023, and the remaining 17% is payable as of September 30, 2025. During the three and nine months ended September 30, 2025, approximately $0 and $50,000 was recorded, respectively, as research and development expense in the unaudited condensed consolidated financial statement of operations for the project. During the three and nine months ended September 30, 2024, approximately $67,000 and $118,000 was recorded, respectively, as research and development expense in the unaudited condensed consolidated financial statement of operations for the project. From the inception of the Dana-Farber, Brigham, Lodz Research Agreement through September 30, 2025, research and development expenses in the cumulative amount of $1,252,000 have been recorded.

On March 20, 2023, the Company entered into a licensing agreement (“Dana-Farber, Brigham, Lodz License Agreement”) with Harvard’s Dana-Farber Cancer Institute, Brigham & Women’s Hospital, and Medical University of Lodz under which the Company will license certain of its intellectual property to be used in the Company’s OvaSuite product portfolio. Under the Dana-Farber, Brigham, Lodz License Agreement, the Company paid an initial license fee of $75,000 and pays an annual license maintenance fee of $50,000 on each anniversary of the date of the Dana-Farber, Brigham, Lodz License Agreement. Annual license maintenance fees totaled $13,000 for each of the three months ended September 30, 2025 and 2024, and are recorded in research and development costs on the Company’s unaudited condensed consolidated statements of operations. Annual license maintenance fees totaled $38,000 for each of the nine months ended September 30, 2025 and 2024.

The Dana-Farber, Brigham, Lodz License Agreement also requires non-refundable royalty payments of up to $1,350,000 based on certain regulatory approvals and commercialization milestones and further royalty payments based on the net sales of the Company’s products included under the Dana-Farber, Brigham, Lodz License Agreement. No milestones have been reached as of September 30, 2025.

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

The Company met the first milestone for payment in the fourth quarter of 2024 and received a payment of $2,000,000. The second milestone was met during the first quarter of 2025 and the Company received a payment of $1,500,000, which is recognized in Other expense (income), net in the unaudited condensed consolidated statement of operations for the nine months ended September 30, 2025.

On June 9, 2025, Aspira received notice from ARPA-H that ARPA-H and the assigned managing contractor, VentureWell, have determined that Aspira had not met the specifications of Milestone 3, and have therefore elected to terminate the contract award. The Company will continue to work on the design, development and commercial launch of this test.

On July 15, 2025, the Company received $1,013,000 in Employee Retention Tax Credits, which is recognized in Other expense (income), net in the unaudited condensed consolidated statement of operations for the nine months ended September 30, 2025.

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

6. ACCRUED LIABILITIES

The following table describes the principal components of accrued liabilities on the Company’s unaudited condensed consolidated balance sheet as of September 30, 2025 and December 31, 2024.

	September 30,	December 31,
(in thousands)	2025	2024
Payroll and benefits related expenses	$1,025	$1,448
Collaboration and research agreements expenses	184	228
Professional services	457	253
Other accrued liabilities	301	516
Total accrued liabilities	$1,967	$2,445

7. STOCKHOLDERS’ DEFICIT

2025 Private Placement Offering

On September 16, 2025, the Company entered into a securities purchase agreement with certain investors and board members in a private placement (the “2025 Private Placement Offering”). Pursuant to the 2025 Private Placement Offering, the Company issued an aggregate of 6,550,000 shares of its common stock and accompanying warrants (the “September 2025 Warrants”) to purchase an equal number of shares of common stock at a price of $0.45 per share and accompanying warrant. The September 2025 Warrants have an exercise price of $0.75 per share and are exercisable until their expiration on the fifth anniversary of the issuance date. The gross proceeds to the Company from the 2025 Private Placement Offering were approximately $2,949,000, before deducting issuance costs of approximately $134,000.

The Company evaluated the September 2025 Warrants and concluded that they met the criteria to be classified as equity within additional paid-in-capital.

2025 Equity Line of Credit Agreement

On April 4, 2025, the Company entered into an equity purchase agreement (the “2025 Equity Line of Credit Agreement”) with Triton Funds L.P. (“Triton”) for the purchase of up to $2.0 million of the Company’s shares of common stock.

Pursuant to the 2025 Equity Line of Credit Agreement, the Company issued 354,988 shares of restricted common stock to Triton for $25,000 and upon effectiveness of a registration statement registering the shares of Common Stock, the Company will be able to close on the sale of up to $2 million of Common Stock. The purchase price of the Common Stock is 75% of the lowest traded price of the Common Stock five (5) business days prior to a closing. Transaction costs of approximately $214,000 related to the execution of the 2025 Equity Line of Credit Agreement were incurred, all of which are recognized in Other expense (income), net in the unaudited condensed consolidated financial statements.

The 2025 Equity Line of Credit expired on September 30, 2025. The Company opted not to renew the upon its expiration on September 30, 2025.

March 2025 Convertible Notes Settlement

On March 12, 2025, the Company issued warrants (the “March 2025 Warrants”) upon the conversion of the Convertible Notes (see Note 5, Commitments and Contingencies, and Debt). The March 2025 Warrants were exercisable for five years at $0.25 per share for the first 24 months after issuance, and $0.50 per share thereafter. In September 2025, the March 2025 Warrants were modified to a single exercise price of $0.35 per share and the termination date was extended to March 5, 2031.

The March 2025 Warrants are classified in warrant liabilities on the Company’s unaudited condensed consolidated balance sheets. The March 2025 Warrants are classified as liabilities because the settlement amount is not indexed to the Company’s stock as required by ASC 815, Derivatives and Hedging.

2024 Private Placement Offering

On July 1, 2024, the Company entered into a securities purchase agreement with certain investors in a private placement (the “2024 Private Placement Offering”). Pursuant to the 2024 Private Placement Offering, the Company issued an aggregate of 1,248,527 shares of its common stock and accompanying warrants (the “July 2024 Purchase Warrants”) to purchase an equal number of shares of common stock at a price of $1.53 per share and accompanying warrant. The July 2024 Purchase Warrants have an exercise price of $2.25 per share and are exercisable until their expiration on the third anniversary of the issuance date. The gross proceeds to the Company from the 2024 Private Placement Offering were approximately $1,909,000, before deducting issuance costs of approximately $72,000.

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

2024 At the Market Offering

On August 2, 2024, the Company entered into an At the Market offering agreement (the “2024 At the Market Offering”) with H.C. Wainwright to sell shares of its common stock, having an aggregate sales price of up to $4,450,000, from time to time, through an “at the market offering” program under which H.C. Wainwright acts as sales agent. The Company pays Wainwright a commission rate equal to 3.0% of the aggregate gross proceeds from each sale of shares under the 2024 At the Market Offering. The Company also reimbursed H.C. Wainwright for certain specified expenses in connection with entering into the 2024 At the Market Offering.

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

During the nine months ended September 30, 2025, the Company sold 12,277,441 shares under the 2024 At the Market Offering Agreement for gross proceeds of approximately $3,484,000 before deducting expenses of approximately $147,000. The total gross proceeds to the Company over the life of the At the Market Offering Agreement is $4,388,000 and the value of the remaining availability was approximately $62,000 that could be sold to H.C. Wainwright under the 2024 At the Market Offering Agreement, subject to the terms of the 2024 At the Market Offering Agreement.

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

The transaction, which closed on August 1, 2024, resulted in net proceeds of approximately $1,862,000. The Warrant Inducement Agreement was executed to encourage the exercise of the August 2022 Warrants and January 2024 Purchase Warrants to obtain capital for operations. The $1,323,000 incremental value transferred for the modification to both the August 2022 Warrants and January 2024 Purchase Warrants as a result of the Warrant Inducement Amendment was accounted for as an equity issuance cost and recognized within additional paid in capital in the audited consolidated balance sheets.

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

The Company engaged AGP to act as sole placement agent in the 2024 Direct Offering. The Company paid the placement agent a cash fee equal to 7.0% of the aggregate gross proceeds generated from the 2024 Direct Offering, except that, with respect to proceeds raised in this 2024 Direct Offering from certain designated persons, AGP’s cash fee was reduced to 3.5% of such proceeds, and to reimburse certain fees and expenses of the placement agent in connection with the 2024 Direct Offering. The Company also reimbursed the placement agent for its accountable offering-related legal expenses of $75,000 and a non-accountable expense allowance of $30,000. Costs related to the 2024 Direct Offering were recorded as an offset to additional paid-in capital on the Company’s balance sheet as of December 31, 2024.

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

During the year ended December 31, 2024, the Company sold 949,574 shares under the 2023 Equity Line of Credit Agreement for gross proceeds of approximately $1,900,000. There were no shares sold in the first quarter of 2025. Over the life of the 2023 Equity Line of Credit Agreement through December 31, 2024, the Company sold 1,310,517 shares for gross proceeds of approximately $3,078,000. The Company incurred approximately $326,000 of costs related to the execution of the 2023 Equity Line of Credit Agreement, all of which are reflected in the unaudited condensed consolidated financial statements. The Company incurred approximately $0 and $249,000 for legal fees during the nine months ended September 30, 2025 and 2024, respectively, and included the costs in general and administrative expenses on its statement of operations. As of November 8, 2025, the remaining availability under the 2023 Equity Line of Credit Agreement was $1,700,000 of shares of common stock that could be sold to Lincoln Park under the 2023 Equity Line of Credit Agreement, subject to the terms of the 2023 Equity Line of Credit Agreement.

Warrants

The following table is a summary of the Company’s warrants outstanding and exercisable as of September 30, 2025.

					Number of Warrants
				Exercise	Outstanding and Common
				Price	Stock Underlying Warrants
	Issuance Date	Expiration Date	Classification	per Share	September 30, 2025	December 31, 2024
Unmodified August 2022 Warrants	August 25, 2022	August 25, 2027	Liability	$13.20	433,321	433,321
Modified August 2022 Warrants	August 25, 2022	August 25, 2027	Liability	$4.13	55,553	55,553
January 2024 Purchase Warrants	January 26, 2024	July 26, 2029	Equity	$4.13	171,000	171,000
July 2024 Purchase Warrants	July 9, 2024	July 9, 2027	Equity	$2.25	1,248,527	1,248,527
August 2024 Purchase Warrants	August 1, 2024	August 1, 2029	Equity	$1.36	2,566,667	2,566,667
Amended March 2025 Warrants	September 19, 2025	March 5, 2031	Liability	$0.35	11,848,177	-
September 2025 Purchase Warrants	September 19, 2025	September 19, 2031	Equity	$0.75	4,912,500	-
					21,235,745	4,475,068

2010 Stock Incentive Plan

The Company’s employees, directors, and consultants were eligible to receive awards under the Vermillion, Inc. Second Amended and Restated 2010 Stock Incentive Plan (the “2010 Plan”), which was replaced by the 2019 Plan (as defined below) with respect to future equity grants. As of September 30, 2025, there were no shares of the Company’s common stock available for future grants under the 2010 Plan.

There was no stock option activity for the 2010 Plan during the three and nine months ended September 30, 2025.

As of September 30, 2025, there were 14,108 outstanding options under the 2010 Plan with the weighted average exercise price of $19.86 and the weighted average remaining life of 2.37 years. There were no unvested outstanding options under the 2010 Plan.

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

Subject to the terms and conditions of the 2019 Plan, the initial number of shares authorized for grants under the 2019 Plan was 699,485. With shareholder approval, the total number of shares available to be issued as of September 30, 2025 has been increased to 4,532,818 shares. To the extent an equity award granted under the 2019 Plan expires or otherwise terminates without having been exercised or paid in full, or is settled in cash, the shares of common stock subject to such award will become available for future grant under the 2019 Plan. As of September 30, 2025, 1,837,937 shares of Aspira common stock were subject to outstanding stock options, and no shares of Aspira common stock were subject to unreleased restricted stock awards. A total of 2,052,560 shares of Aspira common stock were reserved for future issuance under the 2019 Plan.

The following table summarizes stock option activity for the 2019 Plan during the nine months ended September 30, 2025.

Options outstanding at December 31, 2024	861,342
Options granted	1,623,400
Options forfeited or expired	(646,805)
Options outstanding at September 30, 2025	1,837,937

Vested and Exercisable options at September 30, 2025	192,359

As of September 30, 2025, the weighted average exercise price of outstanding options under the 2019 Plan was $1.05 and the weighted average remaining life was 9.61 years. As of September 30, 2025, the weighted average exercise price of vested and exercisable options under the 2019 Plan was $6.94 and the weighted average remaining life was 8.35 years.

The following table summarizes RSU activity for the 2019 Plan during the nine months ended September 30, 2025.

RSUs outstanding at December 31, 2024	149,061
RSUs granted	6,458
RSUs vested and issued	(150,519)
RSUs forfeited or expired	(5,000)
RSUs outstanding at September 30, 2025	-

Stock-Based Compensation

During the nine months ended September 30, 2025, the Company granted option awards under the 2019 Plan with a weighted average grant date fair value of $0.16 and a weighted average exercise price of $0.21.

Assumptions included in the fair value per share calculations were (i) expected terms of two to three years, (ii) two- to three-year treasury interest rates of 3.63% to 4.25% and (iii) market close prices ranging from $0.72 to $0.07. The Company recorded $77,000 in forfeitures for the nine months ended September  30, 2025.

The allocation of non-cash stock-based compensation expense by functional area for the three and nine months ended September 30, 2025 and 2024 was as follows.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2025	2024	2025	2024
Cost of revenue	$3	$6	$12	$32
Research and development	10	46	11	136
Sales and marketing	12	95	30	139
General and administrative	12	232	102	556
Total	$37	$379	$155	$863

As of September 30, 2025, total unrecognized compensation cost related to unvested stock option awards was approximately $181,000, and the related weighted average period over which it is expected to be recognized was 1.97 years. There were no unrecognized compensation costs related to restricted stock units as of September 30, 2025.

8. LOSS PER SHARE

The Company calculates basic loss per share using the weighted average number of shares of Aspira common stock outstanding during the period. The Company considers the 2022 Warrants and the March 2025 Warrants, and during the period outstanding, the Convertible Notes (see Note 5, Commitments and Contingencies, and Debt) to be participating securities, because holders of such instruments participate in the event a dividend is paid on common stock. The holders of the 2022 Warrants and the March 2025 Warrants and the Convertible Notes do not have a contractual obligation to share in the Company’s losses. As such, losses are attributed entirely to common stockholders and for periods in which the Company has reported a net loss, diluted loss per common share is the same as basic loss per common share.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Numerator:
Net Loss	$(4,892)	$(3,547)	$(9,411)	$(11,706)
Denominator:
Shares used in computing net loss per share, basic and diluted	36,388,370	15,405,672	31,203,821	13,269,646
Net loss per share, basic and diluted	$(0.13)	$(0.23)	$(0.30)	$(0.88)

The dilutive potential shares of common stock are computed using the treasury stock method or the as-if converted method, as applicable. Because the Company is in a net loss position, diluted loss per share is calculated using the weighted average number of common shares outstanding and excludes the effects of potential shares of common stock that are antidilutive.

The potential shares of common stock that have been excluded from the diluted loss per share calculation above for the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three and Nine Months Ended September 30,
	2025	2024
Stock options	1,852,045	839,450
Restricted stock units	-	153,750
Warrants	21,235,745	4,475,068
Potential common shares	23,087,790	5,468,268

The Company considered the Convertible Notes to be participating securities, because holders of such instruments participate in the event a dividend is paid on common stock. The holders of the Convertible Notes did not have a contractual obligation to share in the Company’s losses. As such, losses were attributed entirely to common stockholders.

9: RELATED PARTY TRANSACTIONS

On December 1, 2023, the Company entered into a consulting agreement with Biodesix, Inc. (the “Biodesix Agreement”) to assist with our miRNA product pipeline. Jack Schuler, a beneficial owner of more than 5% of the Company’s stock, is also a beneficial owner of more than 10% of the stock of Biodesix, Inc. Since the inception of the Biodesix Agreement, the Company has recorded $125,000 in costs under the Biodesix Agreement as research and development expense in our consolidated financial statement of operations. As of September 30, 2025, the Company had no current liabilities recorded on its unaudited condensed consolidated balance sheet for Biodesix.

On March 5, 2025, the Company entered into the March 2025 Private Placement with the Purchasers for the issuance and sale of Convertible Notes. The Convertible Notes, including interest accrued, were converted into units consisting of one share of common stock and 2.25 warrants on March 12, 2025.

The Purchasers are entitled to nominate three representatives on the Company’s board of directors until the earlier of (i) both (a) three (3) years from the date of the Amendment and (b) one (1) year after the common stock of the Company has been listed on a national securities exchange, or (ii) the date on which the Purchasers, on an aggregate basis, hold less than fifty percent (50%) of the Amended March 2025 Warrants. Two of the of the three bord members have been appointed. On April 2, 2025, the Board of Directors (the “Board”) of the Company appointed Jeffrey Cohen, M.D. as a director of the Company. The Board appointed John Fraser as Director of the Company on April 6, 2025.

Click or tap here to enter text.

.

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

Examples of forward-looking statements include, without limitation:

●	projections or expectations regarding our future test volumes, revenue, average unit price, cost of revenue, operating expenses, research and development expenses, gross profit margin, cash flow, results of operations and financial condition;
●	our plan to broaden our commercial focus from ovarian cancer to differential diagnosis of women with a range of gynecological diseases, including additional pelvic disease conditions such as endometriosis and benign pelvic mass monitoring;
●	our planned business strategy and the anticipated effects thereof, including partnerships such as those based on our Aspira Synergy platform, specimen or research collaborations, licensing arrangements, commercial collaborations and distribution agreements;
●	plans to expand our current or future products to markets outside of the United States through distribution collaborations or out-licensing;
●	plans to develop new algorithms, molecular diagnostic tests, products and tools and otherwise expand our product offerings;
●	plans to develop, launch and establish payer coverage and secure contracts for current and new products, including ENDOinform and OVAinform;
●	expectations regarding local and/or national coverage under Novitas, our Medicare Administrative Carrier;
●	anticipated efficacy of our products, product development activities and product innovations, including our ability to improve sensitivity and specificity over traditional diagnostics;
●	expected competition in the markets in which we operate;
●	plans with respect to Aspira Labs, Inc. (“Aspira Labs”), including plans to expand Aspira Labs’ testing capabilities, specifically molecular lab capabilities;
●	expectations regarding continuing future services provided by Quest Diagnostics Incorporated;
●	expectations regarding continuing future services provided by BioReference Health, LLC;

●	plans to develop informatics products as laboratory developed tests (“LDTs”) and potential Food and Drug Administration (“FDA”) oversight changes of LDTs;
●	expectations regarding existing and future collaborations and partnerships for our products, including plans to enter into decentralized arrangements for our Aspira Synergy platform and to provide and expand access to our risk assessment tests;
●	plans regarding future publications and presentations;
●	expectations regarding potential collaborations with governments, legislative bodies and advocacy groups to enhance awareness and drive policies to provide broader access to our tests;
●	our ability to continue to comply with applicable governmental regulations, including regulations applicable to the operation of our clinical lab, expectations regarding pending regulatory submissions and plans to seek regulatory approvals for our tests within the United States and internationally, as applicable;
●	our continued ability to expand and protect our intellectual property portfolio;
●	anticipated liquidity and capital requirements;
●	anticipated future losses and our ability to continue as a going concern;
●	expectations regarding raising capital and the amount of financing anticipated to be required to fund our planned operations;
●	expectations regarding attrition and recruitment of top talent;
●	expectations regarding the results of our clinical research studies and our ability to recruit patients to participate in such studies;
●	our ability to use our net operating loss carryforwards and anticipated future tax liability under U.S. federal and state income tax legislation;
●	expected market adoption of our current and prospective diagnostic tests, including Ova1, Overa, Ova1Plus, OvaWatch, ENDOinform and OVAinform, as well as our Aspira Synergy platform;
●	expectations regarding our ability to launch new products we develop, license, co-market or acquire;
●	expectations regarding the size of the markets for our products;
●	expectations regarding reimbursement for our products, and our ability to obtain such reimbursement, from third-party payers such as private insurance companies and government insurance plans;
●	potential plans to pursue clearance designation with the FDA with respect to OvaWatch, ENDOinform and OVAinform;
●	expected potential target launch timing for future products;
●	expectations regarding compliance with federal and state laws and regulations relating to billing arrangements conducted in coordination with laboratories;
●	plans to advocate for legislation and professional society guidelines to broaden access to our products and services;

●	ability to protect and safeguard against cybersecurity risks and breaches; and
●	expectations regarding the results of our academic research agreements.

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

We plan to broaden our focus to the differential diagnosis of other gynecologic diseases that typically cannot be assessed through traditional non-invasive clinical procedures. We expect to continue commercializing our existing and new technology through both in-house and distributed pathways. We also intend to continue to raise public awareness regarding the diagnostic superiority of Ova1Plus as compared to cancer antigen 125 (“CA-125”) on its own for all women with adnexal masses, as well as the superior performance of our tests in detecting ovarian cancer in different racial populations. We plan to continue to expand access to our tests among Medicaid patients as part of our corporate mission to make the best care available to all women, and we plan to advocate for legislation and the adoption of our technology in professional society guidelines to provide broad access to our products and services.

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

Our product pipeline is focused on two areas: endometriosis and ovarian cancer.

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

Our OVAinform development program continues to progress. OVAinform is a multi-marker test that combines serum proteins, clinical data (metadata), and miRNA for assessing the risk of ovarian cancer. We believe there is utility in expanding the OVAinform indication to include asymptomatic women at elevated risk due to genetic risk or first degree relatives with ovarian cancer. The inclusion of this cohort in our indication will increase the addressable market to 2.8 million women.

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

Our products are distributed through our direct national sales force, including field sales and inside sales. OvaSuite tests are marketed to both physicians via a direct referral to Aspira as well as to laboratires via our Aspira Synergy platform. We also engage in channel distribution partnerships by which OvaSuite is distributed via laboratory partners such as BioReference Health, LLC. (“BioReference”) and ARUP Laboratories. In November of 2024, we expanded our distribution agreement with BioReference to include OvaWatch. This timing aligns with our approval from New York State to sell OvaWatch and increases our ability to market the test in New York. This important addition allows providers who currently order Ova1 through BioReference to also order Aspira’s products for any woman with a mass within their existing BioReference workflows.

Our Ova1 test received FDA de novo classification in September 2009. Ova1 comprises instruments, assays, reagents, and the OvaCalc software, which includes a proprietary algorithm that produces a risk score. Our Overa test, which includes an updated version of OvaCalc, received FDA 510(k) clearance in March 2016. Ova1, Overa and OvaWatch each use the Roche Cobas 4000, 6000 and 8000 platforms for analysis of proteins. Revenue from these sources is included in the results of operations in total revenue for the three and nine months ended September  30, 2025.

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

We own and operate Aspira Labs, based in Austin, Texas, a Clinical Chemistry and Endocrinology Laboratory accredited by the College of American Pathologists, which specializes in applying biomarker-based technologies to address critical needs in the management of gynecologic cancers and disease. Aspira Labs provides expert diagnostic services using a state-of-the-art biomarker-based risk assessment to aid in clinical decision making and to advance personalized treatment plans. The lab currently performs our Ova1Plus workflow and OvaWatch testing, and we plan to expand the testing to other gynecologic conditions with high unmet needs. Aspira Labs holds a CLIA Certificate of Accreditation and a state laboratory license in California, Maryland, New York, Pennsylvania and Rhode Island. The Centers for Medicare & Medicaid Services (“CMS”) issued a supplier number to Aspira Labs in 2015. Aspira Labs also holds a current ISO 13485 certification which is the most accepted standard worldwide for medical devices.

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

●	ENDOinform, our highest pipeline development focus, is a multi-marker test program that combines serum proteins, clinical data (metadata), and miRNA for the identification of endometriosis. The test is being developed in collaboration with a consortium of academic and clinical partners led by Dana-Farber Cancer Institute. We are currently in the process of analyzing the first 180 patient samples to verify protein and miRNA biomarkers. These investigations will establish analytical properties on our droplet digital PCR commercial platform for miRNA detection. Additionally, this data set will provide information on initial disease classification capability of miRNA and proteins. This is a critical step in evaluating the strength of algorithms that incorporate miRNAs and proteins.
●	OVAinform is in the initial stages of development and is a multi-marker test that combines serum proteins, clinical data (metadata), and miRNA for assessing the risk of ovarian cancer in women with an adnexal mass, with an expanded indication of a surveillance tool for women determined to be at elevated risk of ovarian cancer due to genetic risk or a first degree relative with ovarian cancer. The test is being developed in collaboration with Harvard’s Dana-Farber Cancer Institute (providing clinical and trial design expertise), Brigham & Women’s Hospital (providing miRNA technical expertise), and Medical University of Lodz (providing miRNA biomarker and bioinformatics analytic support).

The miRNAs used in the OVAinform test were the subject of a 2017 paper, “Diagnostic potential for a serum miRNA neural network for detection of ovarian cancer” published in the peer-reviewed journal Cancer Biology. In November 2024 a peer review journal publication entitled “Serum miRNA improves the accuracy of a multivariate index assay for triage of an adnexal mass” was published by our collaborator Dr. Kevin Elias’ lab in the journal Gynecologic Oncology.  This paper demonstrated that the combination of miRNAs with serum protein biomarkers from Aspiras’s ovarian cancer risk tests provided superior performance over existing ovarian cancer risk assessment blood tests.

We have tested our entire set of selected miRNA biomarkers and, based on their performance, we are refining the features on our droplet digital PCR commercial platform. As a next step, we intend to increase our patient sample testing to refine the algorithm for the expanded utility of Ovainform.

Recent Developments

Business Updates

In the first quarter of 2025, we rebalanced the salesforce to align with profitable markets. This rebalance resulted in a reduction of field sales representatives in non-profitable markets. Under the rebalanced field team, we realized a 167% increase in sales per full-time equivalent salesperson in the third quarter of 2025, when compared to the third quarter of 2024. This rebalance was combined with a refresh of the variable compensation plan as well as a refresh of targeting strategies to maximize the efficiency and effectiveness of the sales team. These tactics included introduction of a new targeting platform, AcuityMD, to assist sales representatives in identifying highly profitable business, providers using off-label tests like CA-125, as well as obstetrician/gynecologists in markets with limited access to gynecological oncology specialists.

The refresh of the variable compensation plan for the sales team consisted of a move away from compensation tied to volume and a move towards a compensation plan rooted in revenue. We believe this change in how we incentivize reps will steer better business and targeting by rewarding sales reps for selling business that is reimbursed well instead of compensating for selling business regardless of our ability to get paid.

As part of the targeting refresh, there has been a renewed focus on integrating with health systems as highlighted by a new health system utilizing OvaSuite beginning early in the third quarter of 2025. This health system began to implement a standardization in which every patient that is classified as Ovarian-adnexal Reporting and Data System (O-RADS) 4 was referred for an OvaSuite test. This solution was put into place to assist gynecologists in better identifying the high-risk patients out of a cohort of patients whose initial clinical assessment and ultrasound reading was indeterminate. Prior to this new strategy, this system was experiencing an over-referral of low-risk patients to the gynecological oncology team. By implementing our test, the health system was able to avoid additional imaging and reserve valuable gynecological oncology resources for the patients with true elevated risk for further evaluation of their mass by an oncologist.

As another example of our continued focus on selling one-to-many, the Dorsata Adnexal Mass Workflow module was released to the first large provider group in late June of 2025. The tool was made available to a provider group with approximately 300 obstetrician/gynecology providers. The goal of the tool is provide integrated care plans for adnexal mass risk management right in the Electronic Medical Record (“EMR”).  Within this workflow, our tests are surfaced as potential next steps, along with serial ultrasounds, referral to a gynecological oncologist and surgery. We believe this tool will be integral in our ability to surface our tests within provider’s workflows and continue to gain adoption across large networks of physicians.

On April 15, 2025, we were notified by the Office of General Counsel of The Nasdaq Stock Market (“Nasdaq”) indicating that the Nasdaq Hearings Panel has determined to delist our shares from Nasdaq due to our failure to meet Nasdaq’s continued listing standard under Nasdaq Listing Rule 5550(b)(1), which required us to maintain a minimum of $2.5 million in stockholders’ equity for continued listing on the Nasdaq Capital Market. Our common stock was traded on the OTC Markets Group effective at the open of trading on April 17, 2025 under the symbol “AWHL.” We successfully applied for trading on the OTC QB Venture Market effective May 7, 2025. We began trading on the OTC QX Best Market effective October 14, 2025.

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

Results of Operations – Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024

The selected summary financial and operating data of the Company for the three months ended September 30, 2025 and 2024 were as follows.

	Three Months Ended		Increase
	September 30,		(Decrease)
(dollars in thousands)	2025	2024	Amount	%
Revenue:
Product	$2,305	$2,257	$48	2
Total revenue	2,305	2,257	48	2
Cost of revenue:
Product	922	902	20	2
Total cost of revenue	922	902	20	2
Gross profit	1,383	1,355	28	2
Operating expenses:
Research and development	739	908	(169)	(19)
Sales and marketing	683	2,143	(1,460)	(68)
General and administrative	1,540	2,048	(508)	(25)
Total operating expenses	2,962	5,099	(2,137)	(42)
Loss from operations	(1,579)	(3,744)	2,165	(58)
Other (expense) income, net:
Change in fair value of warrant liabilities	(4,309)	174	(4,483)	(2,576)
Interest expense, net	(13)	(5)	(8)	160
Other income, net	1,009	28	981	3,504
Total other (expense) income, net	(3,313)	197	(3,510)	(1,782)
Net loss	$(4,892)	$(3,547)	$(1,345)	38

Product Revenue. Product revenue was $2,305,000 for the three months ended September 30, 2025, compared to $2,257,000 for the same period in 2024. Revenue for Aspira Labs is recognized when the Ova1, Overa, Ova1Plus or OvaWatch test is completed based on estimates of what we expect to ultimately realize. The 2% product revenue increase is due to an increase in AUP, partially offset by a decrease in OvaSuite test volume compared to the prior year.

The number of OvaSuite tests performed decreased 5% to 5,727 during the three months ended September 30, 2025, compared to 6,001 product tests for the same period in 2024. This decrease is a result of our reduced field sales headcount. We expect revenue to increase in the fourth quarter due to our focus on revenue generating payers.

The volume and AUP for the three months ended September 30, 2025 and 2024 were as follows.

	Three Months Ended
	September 30,
	2025	2024
Product Volume:
Ova1Plus	4,473	4,708
OvaWatch	1,254	1,293
Total OvaSuite	5,727	6,001

Average Unit Price (AUP):
Ova1Plus	$407	$381
OvaWatch	384	360
Total OvaSuite	$402	$376

Cost of Revenue – Product. Cost of product revenue was $922,000 for the three months ended September 30, 2025 compared to $902,000 for the same period in 2024, representing an increase of $20,000, or 2%.

Gross Profit Margin. Gross profit margin for product revenue remained consistent at 60.0% for the three months ended September 30, 2025, compared to the same period in 2024.

Research and Development Expenses. Research and development expenses represent costs incurred to develop our technology and carry out clinical studies, and include personnel-related expenses, regulatory costs, reagents and supplies used in research and development laboratory work, infrastructure expenses, contract services and other outside costs. Research and development expenses for the three months ended September 30, 2025 decreased by $169,000, or 19%, compared to the same period in 2024. This decrease was primarily due to a decrease in consulting costs of $204,000, personnel costs of $55,000 and lab supplies of $27,000, partially offset by an increase in clinical trial costs of $111,000. We expect research and development expenses to increase modestly over the fourth quarter of 2025, as a result of our focus on the product pipeline.

Sales and Marketing Expenses. Our sales and marketing expenses consist primarily of personnel-related expenses, education and promotional expenses. These expenses include the costs of educating physicians and other healthcare professionals regarding our products. Sales and marketing expenses also include the costs of sponsoring continuing medical education, medical meeting participation, and dissemination of scientific and health economic publications. Sales and marketing expenses for the three months ended September 30, 2025 decreased by $1,460,000, or 68%, compared to the same period in 2024. This decrease was primarily due to decreased personnel costs of $894,000, costs related to our contracted sales team of $235,000, travel costs of $188,000 and other marketing costs of $47,000 and decreased consulting costs of $37,000. We expect sales and marketing expenses to remain flat during the fourth quarter of 2025.

General and Administrative Expenses. General and administrative expenses consist primarily of personnel-related expenses, professional fees and other costs, including legal, finance and accounting expenses and other infrastructure expenses. General and administrative expenses for the three months ended September 30, 2025 decreased by $508,000, or 25%, compared to the same period in 2024. This decrease was primarily due to a decrease in personnel costs of $677,000 and board fees of $135,000, offset by an increase in legal fees of $220,000 and consulting costs of $54,000. We expect general and administrative expenses to decrease during the fourth quarter of 2025 as a result of decreases in our consulting and public company costs.

Change in fair value of Warrant Liabilities. For the three months ended September 30, 2025, there was a net increase in the Change in fair value of Warrant Liabilities of $4,084,000. The increase was due to the modification of the March 2025 Warrants, as well as the increase in our stock price during the quarter. For the three months ended September 30, 2024, there was a net decrease in fair value of $174,000. The change in fair value during the three months ended September 30, 2024 was primarily due to a decrease in our stock price during the quarter.

Other Income, net. For the three months ended September 30, 2025, there was a net increase in Other net income of $1,009,000. The increase was primarily due to the receipt of Employee Retention Tax Credits totaling $1 million. For the three months ended September 30, 2024, there was a net increase in Other net income of $28,000 related to the sale of equipment.

Results of Operations – Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

The selected summary financial and operating data of the Company for the nine months ended September 30, 2025 and 2024 were as follows.

	Nine Months Ended
	September 30,		Increase (Decrease)
(dollars in thousands)	2025	2024	Amount	%
Revenue:
Product	$6,988	$6,833	$155	2
Total revenue	6,988	6,833	155	2
Cost of revenue:
Product	2,511	2,843	(332)	(12)
Total cost of revenue	2,511	2,843	(332)	(12)
Gross profit	4,477	3,990	487	12
Operating expenses:
Research and development	2,416	2,766	(350)	(13)
Sales and marketing	2,448	6,169	(3,721)	(60)
General and administrative	6,242	7,902	(1,660)	(21)
Total operating expenses	11,106	16,837	(5,731)	(34)
Loss from operations	(6,629)	(12,847)	6,218	(48)
Other income (expense), net:
Change in fair value of warrant liabilities	(4,012)	1,314	(5,326)	(405)
Change in fair value of convertible notes	170	-	170	-
Loss upon issuance of Convertible Notes carried at fair value	(1,198)	-	(1,198)	-
Interest expense, net	(40)	(20)	(20)	100
Other income (expense), net	2,298	(153)	2,451	(1,602)
Total other (expense) income, net	(2,782)	1,141	(3,923)	(344)
Net loss	$(9,411)	$(11,706)	$2,295	(20)

Product Revenue. Product revenue was $6,988,000 for the nine months ended September 30, 2025, compared to $6,833,000 for the same period in 2024. The 2% product revenue increase is due to an increase in AUP, offset by a decrease in OvaSuite test volume compared to the prior year.

The number of OvaSuite tests performed decreased 6% to 17,134 during the nine months ended September 30, 2025, compared to 18,301 product tests for the same period in 2024. This decrease is a result of our reduced field sales headcount.

The volume and AUP for the nine months ended September 30, 2025 and 2024 were as follows.

	Nine Months Ended
	September 30,
	2025	2024
Product Volume:
Ova1Plus	13,282	14,649
OvaWatch	3,852	3,652
Total OvaSuite	17,134	18,301

Average Unit Price (AUP):
Ova1Plus	$412	$379
OvaWatch	393	349
Total OvaSuite	$408	$373

Cost of Revenue – Product. Cost of product revenue was $2,511,000 for the nine months ended September 30, 2025 compared to $2,843,000 for the same period in 2024, representing a decrease of $332,000, or 12%, due primarily to a one-time credit related to phlebotomy expenses and decreased personnel costs, partially offset by an increase in consulting costs.

Gross Profit Margin. Gross profit margin for product revenue increased to 64.1% for the nine months ended September 30, 2025, compared to 58.4% for the same period in 2024.

Research and Development Expenses. Research and development expenses for the nine months ended September 30, 2025 decreased by $350,000, or 13%, compared to the same period in 2024. This decrease was primarily due to a decrease in consulting costs of $530,000 and personnel costs of $210,000, partially offset by an increase in clinical trial costs of $492,000.

Sales and Marketing Expenses. Sales and marketing expenses for the nine months ended September 30, 2025 decreased by $3,721,000, or 60%, compared to the same period in 2024. This decrease was primarily due to decreased personnel costs of $2,140,000, costs related to our contracted sales team of $707,000, travel costs of $504,000 and other marketing costs of $207,000.

General and Administrative Expenses. General and administrative expenses for the nine months ended September 30, 2025 decreased by $1,660,000, or 21%, compared to the same period in 2024. This decrease was primarily due to a decrease in personnel costs of $1,971,000 and legal fees of $384,000, partially offset by an increase in consulting costs of $487,000 and audit fees of $249,000.

Change in fair value of Warrant Liabilities. For the nine months ended September 30, 2025, there was a net increase in the Change in fair value of Warrant Liabilities of $3,787,000. The increase was due to the modification of the March 2025 Warrants, as well as the increase in our stock price during the year. For the nine months ended September 30, 2024, there was a net decrease in fair value of $233,000. The change in fair value during the nine months ended September 30, 2024 was primarily due to a decrease in our stock price during the quarter.

Change in fair value of Convertible Notes. The change in fair value of Convertible Notes for the nine months ended September 30, 2025 was $170,000, which was the gain recognized upon the conversion of the Convertible Notes.

Loss upon issuance of Convertible Notes carried at fair value. The loss upon issuance of Convertible Notes carried at fair value for the nine months ended September 30, 2025 was $1,198,000. This represents an immediate loss recognized by the Company upon the issuance of the Convertible Notes.

Other Income, net. For the nine months ended September 30, 2025, there was a net increase in Other net income of $2,298,000. The increase was primarily due to the receipt of $1,500,000 from ARPA-H and the receipt of Employee Retention Tax Credits totaling $1,013,000. For the nine months ended September 30, 2024, there was a net decrease in

Other net income of $153,000, primarily due to $113,000 of the cost of the 2024 Registered Direct Offering that was allocated to the modification of the August 2022 Warrants.

Liquidity and Capital Resources

We plan to continue to expend resources selling and marketing OvaSuite and developing additional diagnostic tests and service capabilities.

We have incurred significant net losses and negative cash flows from operations since inception, and as a result have an accumulated deficit of approximately $540,808,000 as of September 30, 2025. We also expect to incur a net loss and negative cash flows from operations for the remainder of 2025. Working capital levels may not be sufficient to fund operations as currently planned through the next twelve months, absent a significant increase in revenue over historic revenue or additional financing. Given the above conditions, there is substantial doubt about our ability to continue as a going concern within one year after the date these consolidated interim financial statements are filed.

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

Under the terms of the DECD Loan Agreement, we were eligible for forgiveness of $1,500,000 of the principal amount of the loan after achieving certain job creation and retention milestones. If we fail to maintain our Connecticut operations through March 22, 2026, the DECD may require early repayment of a portion or all of the loan plus a penalty of 5% of the total funded loan. For additional information, see Note 5 to our unaudited condensed consolidated financial statements. If we choose to repay the loan early, it may be done at any time without premium or penalty.

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

During the three and nine months ended September 30, 2025, we sold no shares under the 2023 Equity Line of Credit Agreement, respectively. During the three and nine months ended September 30, 2024, we sold 362,219 and 949,574 shares under the 2023 Equity Line of Credit Agreement, respectively; resulting in gross proceeds of approximately $400,000 and $1,900,000, respectively. Over the life of the 2023 Equity Line of Credit Agreement through August 8, 2025, we sold 1,310,517 shares for gross proceeds of approximately $3,078,000. We incurred approximately $326,000 in costs related to the execution of the 2023 Equity Line of Credit Agreement, all of which are reflected in the unaudited condensed consolidated financial statements. Of the total costs incurred, approximately $258,000 was paid in common stock to Lincoln Park for a commitment fee and $30,000 was paid for Lincoln Park expenses. These transaction costs were included in other expense in our consolidated statement of operations for the year ended December 31, 2023. We incurred approximately $0 and $249,000 for legal fees during the nine months ended September 30, 2025 and 2024, respectively, and included the costs in general and administrative expenses on its consolidated statement of operations. Under the terms of the Warrant Inducement Agreement, we agreed not to sell shares under the 2023 Equity Line of Credit Agreement for six months from the effective date of the Form S-3, which was September 3, 2024. As of November 8, 2025, the remaining availability under the 2023 Equity Line of Credit Agreement was $1,700,000 of shares of common stock that can be sold to Lincoln Park under the 2023 Equity Line of Credit Agreement; however, as we are no longer traded on Nasdaq, we do not have access to this facility.

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

On October 23, 2024, the Advanced Research Projects Agency for Health (“ARPA-H”) announced that we had been selected as an awardee of the Sprint for Women’s Health. We would receive up to $10,000,000 in funding over two years through the Sprint for Women’s Health launchpad track for later-stage health solutions. We would receive payments based on the completion of certain agreed-upon milestones.

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

On March 5, 2025, we entered into a securities purchase agreement with certain existing accredited shareholders (“the “Purchasers”) for the issuance and sale in a private placement (the “March 2025 Private Placement”) of an aggregate gross principal amount of $1,365,500 in the form of Senior Secured Convertible Promissory Notes (the “Convertible Notes”). On March 12, 2025, the Convertible Notes were converted into 5,465,850 shares and warrants to purchase 12,298,177 shares (the “March 2025 Warrants”).

The March 2025 Warrants were exercisable for five years at $0.25 per share for the first 24 months after issuance, and $0.50 per share thereafter. In September 2025, the March 2025 Warrants were amended to have an exercise price of $0.35 and an expiration date of March 5, 2031.

As mentioned, we have incurred significant net losses and negative cash flows from operations since inception, and we expect to continue to incur a net loss and negative cash flows from operations in 2025. At September 30, 2025 we had an accumulated deficit of $540,808,000 and stockholders’ deficit of $4,344,000. As of September 30, 2025, we had $3,809,000 in cash and cash equivalents, $4,199,000 in current liabilities, and working capital of $1,626,000. There can be no assurance that we will achieve or sustain profitability or positive cash flow from operations. While we expect to grow revenue through Aspira Labs, there is no assurance of our ability to generate substantial revenues and cash flows from Aspira Labs’ operations. We expect revenue from our products to be our only material, recurring source of cash for the remainder of 2025.

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

Net cash used in operating activities was $5,048,000 for the nine months ended September 30, 2025, resulting primarily from the net loss reported of $9,411,000, which includes changes in the fair value of warrant liabilities of $4,012,000, the loss upon issuance of Convertible Notes carried at fair value of $1,198,000, changes in prepaid assets of $670,000, non-cash lease expense of $158,000 and $155,000 in stock based compensation expense, offset by changes in other liabilities of $613,000, changes in accrued liabilities of $478,000, changes in accounts payable of $362,000, changes in accounts receivable of $327,000 and a $170,000 change in the fair value of Convertible Notes carried at fair value.

Net cash used in operating activities was $11,092,000 for the nine months ended September 30, 2024, resulting primarily from the net loss reported of $11,706,000, which includes non-cash expenses in the amount of $1,290,000 related to changes in accounts payable, stock compensation expense of $864,000 and $560,000 related to changes in prepaid expense offset by $1,314,000 relating to a change in fair value of warrant fair value and changes in other liabilities of $369,000.

Net cash used in investing activities was $393,000 and $37,000 for the nine months ended September 30, 2025 and 2024, respectively, which consisted primarily of intangible asset purchases.

Net cash provided by financing activities was $7,533,000 for the nine months ended September 30, 2025, stemming primarily from the at the market offering resulting in net proceeds of $3,337,000, from a private placement offering resulting in net proceeds of $2,815,000 and from convertible notes resulting in gross proceeds of $1,366,000, in addition to $112,000 from the exercise of warrants, offset by principal payments on the DECD loan.

Net cash provided by financing activities was $10,407,000 for the nine months ended September 30, 2024, stemming primarily from a registered direct offering resulting in net proceeds of $4,830,000, after deducting placement agent costs and other expenses of $733,000, and an equity line of credit offering of $1,901,000.

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

Management, including our Chief Executive Officer and Controller, performed an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2025. Based on this evaluation, our Chief Executive Officer and Controller have concluded that as of September 30, 2025, our disclosure controls and procedures were not effective. This was due to a material weakness in the internal control over financial reporting that was identified as of December 31, 2024, and disclosed in our 2024 Annual Report Form 10-K related to the operation of internal controls related to our contract review processes and the accounting for such contracts that continue to exist as of September 30, 2025.

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

Changes in internal controls over financial reporting

Other than as described above, there were no changes in our internal control over financial reporting during the three months ended September 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the ordinary course of business, we may periodically become subject to legal proceedings and claims arising in connection with ongoing business activities. The results of litigation and claims cannot be predicted with certainty, and unfavorable resolutions are possible and could materially and adversely affect our results of operations, cash flows and financial position. In addition, regardless of the outcome, litigation could have an adverse impact on us because of defense costs, diversion of management resources and other factors. While the outcome of these proceedings and claims cannot be predicted with certainty, there are no matters, as of September 30, 2025, that, in the opinion of management, will have a material adverse effect on our financial position, results of operations or cash flows.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no sales of equity securities during the period covered by this report that were not registered under the Securities Act and were not previously reported in a Current Report on Form 8-K filed by the Company.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed or incorporated by reference with this report as indicated below:

		Incorporated by Reference
Exhibit					Filing	Filed
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith
4.1	Form of Warrant, issued on September 17, 2025	8-K	001-34810	4.1	September 18, 2025
4.2	Form of Amended and Restated Warrant, issued on September 19, 2025	8-K/A	001-34810	4.1	November 3, 2025
10.1	Master Services Agreement between Aspira Women’s Health Inc. and Brian Hungerford, dated September 2, 2025	8-K	001-34810	10.1	September 3, 2025
10.2	Statement of Work by and between Aspira Women’s Health Inc. and Brian Hungerford, dated September 2, 2025	8-K	001-34810	10.2	September 3, 2025
10.3	Form of Securities Purchase Agreement, dated September 17, 2025	8-K	001-34810	10.1	September 18, 2025
10.4	Form of Amendment to Securities Purchase Agreement, dated September 19, 2025	8-K	001-34810	10.1	September 25, 2025
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					√
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					√
32.1**	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					√√
101.INS	Inline XBRL Instance Document - (the instant document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).					√
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents					√
104	Cover page formatted as Inline XBRL and contained in Exhibit 101					√

√ Filed herewith

√√ Furnished herewith

*	Management contract or compensation plan or arrangement.
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

Aspira Women’s Health Inc.

Date: November 14, 2025	/s/ Michael Buhle
Michael Buhle
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2025	/s/ Brian Hungerford
Brian Hungerford
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)