Form 10-K
period 2025-12-31
Aspira Women's Health Inc.
filed 2026-04-01
CIK 926617

licensing

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025 or

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

Large accelerated filer☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
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

The aggregate market value of voting common stock held by non-affiliates of the registrant is $4,669,804 and is based upon the last sales price as quoted on The OTC QX Best Market as of June 30, 2025.

As of March 30, 2026, the registrant had 43,500,411 shares of common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information from the registrant’s Definitive Proxy Statement for its 2026 Annual Meeting of Stockholders is incorporated by reference into Part III of this report.

4ASPIRA WOMEN’S HEALTH INC.

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

These statements involve a number of risks and uncertainties. Words such as “may,” “expects,” “intends,” “anticipates,” “believes,” “estimates,” “plans,” “seeks,” “could,” “should,” “continue,” “will,” “potential,” “targeted,” “predicts,” “projects,” “aim” and similar expressions are intended to identify such forward-looking statements. Readers are cautioned that these forward-looking statements speak only as of the date on which this report was filed with the Securities and Exchange Commission (the “SEC”), and, except as required by law, Aspira Women’s Health Inc. (“Aspira” and, together with its subsidiaries, the “Company,” “we,” “our,” or “us”) does not assume any obligation to update, amend or clarify them to reflect events, new information or circumstances occurring after such date.

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

SUMMARY OF RISK FACTORS

The following is only a summary of the principal risks that may materially adversely affect our business, financial condition, results of operations and cash flows. The following should be read in conjunction with the more complete discussion of the risk factors we face, which are set forth in the section entitled “Item 1A. Risk Factors” in this report.

Risks Related to Our Business and Industry

●	If we are unable to increase the volume of OvaSuite sales, our business, results of operations and financial condition will be adversely affected.
●	There is substantial doubt about our ability to continue as a going concern, and this may adversely affect our stock price and our ability to raise capital.
●	We will need to sell additional shares of our common stock or other securities in the future to meet our capital requirements, which could cause significant dilution.
●	We will need to raise additional capital in the future, and if we are unable to secure adequate funds on terms acceptable to us, we may be unable to execute our business plan.
●	Failures by third-party payers to reimburse for our products and services or changes in reimbursement rates could materially and adversely affect our business, financial condition and results of operations. In addition, changes in medical society guidelines may also adversely affect payers and result in a material change in coverage, adversely affecting our business, financial condition and results of operations.
●	Failure to continue coverage of Ova1 through Novitas, our Medicare Administrative Contractor for Ova1, could materially and adversely affect our business, financial condition and results of operation.
●	Failure to expand commercial, Medicare or Medicaid coverage for our products could materially and adversely affect our business, financial condition and results of operations.
●	We may not succeed in improving existing or developing additional diagnostic products, and, even if we do succeed in developing additional diagnostic products, the diagnostic products may never achieve significant commercial market acceptance.
●	The diagnostics market is competitive, and we may not be able to compete successfully, which would adversely impact our ability to generate revenue.
●	We are currently offering and developing multiple tests as LDTs and intend to develop and perform LDTs at Aspira Labs in the future. If the FDA were to begin actively regulating our tests, we would incur substantial costs and delays associated with an effort to obtain premarket 510(k) clearance, de novo classification, or premarket approval and incur costs related to compliance with post-market controls.
●	Certain of our diagnostic tests and associated software are subject to ongoing regulation by the FDA, and we may develop additional FDA-regulated diagnostic tests and software in the future. Any failure to comply with applicable FDA regulations for our current FDA regulated products, and any delay by or failure of the FDA to authorize future products we submit to the FDA may adversely affect our business, results of operations and financial condition.
●	If we or our suppliers fail to comply with FDA requirements for production, marketing and post-market monitoring of our products, we may not be able to market our products and services and may be subject to stringent penalties, product restrictions or recall.

●	If our suppliers fail to produce acceptable or sufficient stock, fail to supply stock due to supply shortages, make changes to the design or labeling of their biomarker kits or discontinue production of existing biomarker kits or instrument platforms, we may be unable to meet market demand for OvaSuite products.
●	Changes in healthcare policy could increase our costs and adversely impact sales of and reimbursement for our tests, which would have an adverse effect on our business, financial condition and results of operations.
●	We are subject to environmental laws and have potential exposure to environmental liabilities.
●	The operation of Aspira Labs requires us to comply with numerous laws and regulations, which is expensive and time-consuming and could adversely affect our business, financial condition and results of operations, and any failure to comply could result in exposure to substantial penalties and other harm to our business.
●	Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.
●	If we are able to reinstate the ARPA-H award and yet are unable to complete the required milestones under our federal award milestone-based funding agreement, our business, results of operations and financial condition would be adversely affected.
●	Failure to renew our Quest Diagnostics agreement could impact our business.

Risks Related to Intellectual Property and Product Liability

●	If we fail to maintain our rights to utilize intellectual property directed to diagnostic biomarkers, we may not be able to offer diagnostic tests using those biomarkers.
●	If a third party infringes on our proprietary rights, we may lose any competitive advantage we have as a result of diversion of our time, enforcement costs and the loss of the exclusivity of our proprietary rights.
●	If others successfully assert their proprietary rights against us, we may be precluded from making and selling our products or we may be required to obtain licenses to use their technology.
●	Our diagnostic efforts may cause us to have significant product liability exposure.
●	Certain of our patent registrations will expire, which may cause us to have significant competition.

Operational Risks

●	Because our business is highly dependent on key executives and employees, our inability to recruit and retain these people could hinder our business plans.
●	Business interruptions could limit our ability to operate our business.
●	The operation of Aspira Labs and our Aspira Synergy business depends on the effectiveness and availability of our information systems, including the information systems we use to provide services to our customers and to store employee data. If our information technology systems or those third parties upon which we rely or our data, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse consequences.
●	We selectively explore acquisition opportunities and strategic alliances relating to other businesses, products or technologies. We may not be successful in integrating other businesses, products or technologies with our business. Any such transaction also may not produce the results we anticipate, which could adversely affect our business, financial condition and results of operations.
●	Future litigation by or against us could be costly and time-consuming to prosecute or defend.

Risks Related to Owning Our Stock

●	There is a limited market for our Common Stock.
●	If we fail to maintain compliance with the OTC QX minimum listing requirements, our common stock will be subject to removal to the OTC QB market. Our ability to publicly or privately sell equity securities and the liquidity of our common stock could be adversely affected if our common stock is downgraded.
●	The liquidity and trading volume of our common stock may be low, and our ownership is concentrated, which could adversely impact the trading price of our common stock and our stockholders’ ability to obtain liquidity.
●	Our stock price has been, and may continue to be, highly volatile.
●	Anti-takeover provisions in our charter, bylaws, other agreements and under Delaware law could make a third-party acquisition of the Company difficult.
●	If we raise additional capital in the future, your ownership in us could be diluted.
●	Sales of a substantial number of our shares of common stock in the public market could cause our stock price to fall.
●	Because we do not currently intend to declare cash dividends on our shares of common stock in the foreseeable future, stockholders must rely on appreciation of the value of our common stock for any return on their investment.
●	The exercise of our outstanding options and warrants will dilute stockholders and could decrease our stock price.

PART I

ITEM 1.	BUSINESS

Company Overview

Aspira Women’s Health Inc. is dedicated to the discovery, development, and commercialization of noninvasive, AI-powered tests to aid in the diagnosis of gynecologic diseases, starting with ovarian cancer.

We plan to broaden our focus to the differential diagnosis of other gynecologic diseases that typically cannot be assessed through traditional non-invasive clinical procedures. We expect to continue commercializing our existing and new technology through both in-house and distributed pathways. We also intend to continue to raise public awareness regarding the diagnostic superiority of Ova1Plus as compared to cancer antigen 125 (“CA-125”) on its own for all women with adnexal masses, as well as the performance of our tests in detecting ovarian cancer risk in different racial populations. We plan to continue to expand access to our tests among Medicaid patients as part of our corporate mission to make the best care available to all women, and we plan to advocate for legislation and the adoption of our technology in professional society guidelines to provide broad access to our products and services.

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

We own and operate Aspira Labs, Inc., a research and commercial Clinical Laboratory Improvement Amendments of 1988 certified (“CLIA”) laboratory in Texas.

Our product pipeline is focused on two areas: endometriosis and ovarian cancer.

In endometriosis, we are developing and intend to introduce a new non-invasive test to aid in the diagnosis of this debilitating disease that impacts millions of women worldwide. Our ENDOinform program is focused on developing a multi-marker test that combines serum proteins, micro RNA (“miRNA”) and clinical data (metadata) for the identification of endometriosis.

Our endometriosis portfolio reaches a larger addressable market than our ovarian cancer portfolio. According to the U.S. Office on Women’s Health, endometriosis affects approximately 10% of reproductive age women, representing more than 6.6 million women in the United States. We believe the proliferation of commercially available and in-development therapeutics for the treatment of endometriosis will create a significant demand for a non-invasive diagnostic.

In ovarian cancer, we have developed clinical data to support the use of our OvaWatch test multiple times for the monitoring of an adnexal mass. In the second quarter of 2024, we expanded the features of our commercially available OvaWatch test for monitoring of adnexal masses through periodic testing at physician prescribed intervals, marking the successful completion of the vision for OvaSuite. The successful expansion of the OvaWatch mass monitoring feature in the second quarter of 2024 results in an addressable market for our tests of between 2 and 4 million tests per year, based on 1.5 million women presenting with an indeterminate adnexal mass.

Our OVAinform development program continues to progress. OVAinform is a multi-marker test that combines serum proteins, miRNA and clinical data (metadata) for assessing the risk of ovarian cancer. We believe there is utility in expanding the OVAinform indication to include asymptomatic women at elevated risk due to genetic risk or first degree relatives with ovarian cancer. The inclusion of this cohort in our indication will increase the addressable market to include another 2.5 million women, increasing the total to 4 million women.

Recent developments:

Our current capital resources are not sufficient to fund our operations for the remainder of 2026. Accordingly, we have been pursuing strategic alternatives and seeking to raise additional capital.

On March 5, 2025, we entered into a securities purchase agreement with certain existing accredited shareholders (“the “Purchasers”) for the issuance and sale in a private placement (the “March 2025 Private Placement”) of an aggregate principal amount of approximately $1,365,000 in the form of Senior Secured Convertible Promissory Notes (the “Convertible Notes”).

The Convertible Notes, which were convertible into units consisting of one share of common stock and 2.25 warrants (the “March 2025 Warrants”), were senior, secured obligations of the Company. Interest accrued and was payable on a quarterly basis in kind at 3.34%, the applicable federal rate at the time of the transaction. The Convertible Notes would mature on March 6, 2030, unless earlier converted in accordance with the terms of the Convertible Notes. In addition, the Company had the option to convert the Convertible Notes into units at the Conversion Price if the sum of the net proceeds from the sale of the Convertible Notes and the net proceeds from the sale of any shares of common stock and warrants by the Company subsequent to the March 2025 Private Placement equaled or exceeded $4 million. The Company exercised that option on March 11, 2025 and converted 100% of the Convertible Notes into Units.

On April 15, 2025, we received written notice from the Office of General Counsel of The Nasdaq Stock Market (“Nasdaq”) indicating that the Nasdaq Hearings Panel determined to delist our shares from Nasdaq due to our failure to meet Nasdaq’s continued listing standard under Nasdaq Listing Rule 5550(b)(1). Our common stock was traded on the OTC Markets Group effective at the open of trading on April 17, 2025 under the symbol “AWHL.” The Company’s common stock is currently traded on the OTC QX Best Market.

On June 9, 2025, we received a notice from Advanced Research Projects Agency for Health (“ARPA-H”) that our ENDOinform contract originally signed in October 2024 was terminated for failure to meet the specifications of the third milestone under the contract. We received $2,000,000 in the fourth quarter of 2024 and $1,500,000 in the first quarter of 2025 prior to the termination of the contract. The loss of this non-dilutive funding eliminates a planned source of support for development activities and may delay the timeline to commercialize ENDOinform unless we are able to reinstate the award or secure alternative financing.

On September 19, 2025, the Company entered into an amendment to the Securities Purchase Agreement, pursuant to which, among other things, the Company issued Amended and Restated Series A Common Stock Warrants and amended and restated the March 2025 Warrants to provide for a fixed exercise price of $0.35 per share, eliminated the cashless exercise feature so that all exercises must be paid in cash, extended the term of the warrants from five to six years from the issuance date, and changed the initial exercisability from five months to six months after the issuance date. Prior to this amendment, the March 2025 Warrants were exercisable for five years at $0.25 per share for the first 24 months after issuance, and $0.50 per share thereafter.

The participants in the March 2025 Private Placement are entitled to three representatives on our board of directors. Each of the three seats has been filled.

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

We believe that our approach of monitoring and combining multiple biomarkers using a variety of analytical techniques has allowed and will continue to allow us to create diagnostic tools that provide information about the disease state with sufficient sensitivity and specificity to aid the physician considering treatment options for patients with complex diseases. Such assays are sometimes referred to as Multivariate Index Assays (“MIAs”) and often utilize advanced algorithms based on logistic regression, pattern recognition and the like. Often, MIA algorithms are non-intuitive and; therefore, require rigorous clinical validation and error modeling. Aspira and its collaborators are considered experts in these areas and, in the case of Ova1 and Overa, presented both the clinical validation and error modeling needed to gain pre-market authorization from the FDA. In the case of Ova1, the FDA granted a request for de novo classification of an ovarian adnexal mass assessment score test system, a type of in vitro diagnostic device; in the case of Overa, FDA granted a 510(k) clearance.

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

Our products are distributed through our direct national sales force, including field sales and inside sales. OvaSuite tests are marketed to both physicians via a direct referral to Aspira as well as to laboratories via our Aspira Synergy platform. We also engage in channel distribution partnerships by which OvaSuite is distributed via laboratory partners such as BioReference Health, LLC. (“BioReference”) and Associated Regional University Pathologists (“ARUP”). In December 2025, we executed an agreement with Mayo Clinical Laboratories (“Mayo”) as a new channel partner for Ova1 and OvaWatch distribution.

Our Ova1 test received FDA de novo classification in September 2009. Ova1 comprises instruments, assays, reagents, and the OvaCalc software, which includes a proprietary algorithm that produces a risk score. Our Overa test, which includes an updated version of OvaCalc, received FDA 510(k) clearance in March 2016. Ova1, Overa and OvaWatch each use the Roche Cobas 4000, 6000 and 8000 platforms for analysis of proteins. Revenue from Ova1 and OvaWatch is included in the results of operations in total revenue for the year ended December 31, 2025.

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

We collected clinical data to support the utility of OvaWatch to aid in surgical referral and as a longitudinal monitoring test, resulting in two manuscripts that were published in peer review journals in May 2024. In addition, an abstract highlighting data evaluating the use of OvaWatch to assess ovarian cancer risk in pre- and post-menopausal women was presented at the Annual Meeting of The Menopause Society in September 2024.

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

A publication entitled Serum miRNA improves the accuracy of a multivariate index assay for triage of an adnexal mass was published in the journal Gynecologic Oncology, August of 2024 from the laboratory of our collaborator Dr. Kevin Elias, formerly affiliated with the Brigham and Women’s Hospital. The paper describes the novel combination of miRNAs and serum proteins to achieve increased performance in the assessment of malignancy risk in patients with an adnexal mass. The miRNAs, discovered by Dr Elias’ team, in combination with serum proteins from Aspira Women’s Health’s proprietary multivariate index assays Ova1 and Overa showed increased sensitivity for detection of malignancy and broader detection of diverse ovarian cancer subtypes. This publication establishes the feasibility of improved tests using multi-omic information. (Webber JW, Wollborn L, Mishra S, Vitonis AF, Cramer DW, Phan RT, Pappas TC, Stawiski

K, Fendler W, Chowdhury D, Elias KM. Serum miRNA improves the accuracy of a multivariate index assay for triage of an adnexal mass. Gynecol Oncol. 2024 Aug 23;190:124-130.)

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

An EndoCheck-related abstract entitled “Association of the Endometriosis Health Profile5 (EHP5) with Non-Invasive Biomarkers in Patients with Suspected Endometriosis” was presented as a poster at the 27th Annual National Association of Nurse Practitioner’s in Women’s Health Women’s Healthcare Conference in September 2024. This poster examined the association of biomarkers for ovarian endometriosis (endometrioma) with quality-of-life survey responses before and after surgical intervention. There was no association between endometrioma biomarkers and self-reported patient quality of life either prior to or after surgery, and this was consistent with other research.

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

Aspira’s observational clinical study entitled Deep Neural Network Stratification for Use Detecting Endometriosis in Women Affected by Chronic Pelvic Pain (EndoCheck) (https://clinicaltrials.gov/study/NCT05245695) continued brisk enrollment through 2025 and will conclude in 2026.  This study collects serum, plasma and circulating cells from women 14-50 years old who have symptoms consistent with endometriosis and are schedule to undergo diagnostic surgery for suspicion of endometriosis.  This intended-use dataset is being used to develop and validate ENDOinform.

The Diagnostic Field

The economics of healthcare demand effective and efficient allocation of resources which can be accomplished through disease prevention, early detection of disease leading to early intervention, and diagnostic tools that can triage patients to more appropriate therapy and intervention. In 2026, Fortune Business Insight, a market research and business consulting partnership, published a study which forecasts the global in vitro diagnostic (“IVD”) market to reach $135.65 billion by 2034, growing at a compound annual growth rate of 6.5% from 2026 to 2034. We have chosen to concentrate our business focus in the areas of gynecologic oncology and disease where we have established strong key opinion leaders, and provider and patient relationships. Demographic trends suggest that, as the population ages, the burden from gynecologic diseases will increase and the demand for quality diagnostic, prognostic and predictive tests will escalate. In addition, the areas of gynecologic oncology and disease generally lack quality diagnostic tests and, therefore, we believe patient outcomes can be significantly improved by the development of novel diagnostic tests. Furthermore, an increasing number of women are becoming aware of the importance of early detection, particularly in gynecologic diseases.

Ovarian Cancer Background

Commonly known as the “silent killer,” ovarian cancer leads to over 12,000 deaths each year in the United States. The American Cancer Society estimates that there will be over 21,000 new ovarian cancer cases diagnosed in 2026, with many patients diagnosed in the late stages of the disease in which the cancer has spread beyond the ovary. Unfortunately, ovarian cancer patients in the late stages of the disease have a poor prognosis, which leads to high mortality rates. According to the 2023 Cancer Annual Report by Woman’s Hospital, when ovarian cancer is diagnosed at its earliest stage (stage 1), patients have up to a 93%, 5-year survival rate following surgery and/or chemotherapy. The 5-year survival rate falls to as low as 31% for ovarian cancer patients diagnosed in the late-stages of the disease.

While the diagnosis of ovarian cancer in its earliest stages greatly increases the likelihood of long-term survival from the disease, another factor that predicts clinical outcomes from ovarian cancer is the specialized training of the surgeon who operates on the ovarian cancer patient. Numerous studies have demonstrated that treatment of malignant ovarian tumors by specialists such as gynecologic oncologists coupled with specialist medical centers improves outcomes for women with these tumors. Published guidelines from the SGO and the ACOG recommends referral of women with malignant ovarian tumors to specialists. Accordingly, there is a clinical need for a diagnostic test that can provide adequate predictive value to stratify patients with a pelvic mass into those with a high-risk of invasive ovarian cancer versus those with a low risk of ovarian cancer, which is essential for improving overall survival in patients with ovarian cancer. The goal is to catch the mass early before it becomes late-stage cancer.

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

Commercialization and Distribution

We market and distribute our products through both in-house and distributed pathways.

Starting in 2014, we offered Ova1 via Aspira Labs. In March 2015, we entered into a commercial agreement with Quest Diagnostics. Pursuant to this agreement, as subsequently amended, all Ova1 U.S. testing services for Quest Diagnostics customers were transferred to Aspira’s wholly-owned subsidiary, Aspira Labs and Quest Diagnostics has continued to provide blood draw and logistics support by transporting specimens from its clients to Aspira Labs for testing in exchange for a market value fee. In 2015, a laboratory reference agreement for Ova1 was executed between Aspira and ARUP. This agreement serves to provide health system and commercial laboratories, who are clients of ARUP, with access to Ova1 via their existing laboratory channels. In 2022, the agreement was amended to include OvaWatch testing services. In October 2022, we launched a co-marketing and distribution collaboration with BioReference, as a new channel for volume growth. Under terms of the agreement, the Aspira and BioReference and sales teams collaborate to sell Ova1Plus to gynecologists and other women’s healthcare providers nationwide. In November 2024, Aspira and BioReference announced the expansion of the sale team collaboration to include OvaWatch.

Cleveland Clinic Foundation (“Cleveland Clinic”) and Mayo are two of the preeminent research laboratories in the world. In August 2025, after integrating Ova1 into its care pathway, Cleveland Clinic issued a newsletter reporting that use of Ova1 improved gynecologic oncology referral patterns to increase personalized surgical management based on patient risk stratification. In December 2025, we executed an agreement with Mayo as a new channel partner for Ova1 and OvaWatch distribution. This partnership with Mayo will help us gain access to Mayo health system clients nationally. Under the terms of the agreement, we will work with the Mayo sales team to collaborate and co-market to Mayo clients beginning in 2026.

Customers

In the United States, our clinical customer base includes physicians, physician office laboratories and national and regional laboratories. Both within and outside the United States, our customer specimens are sent directly to us, and we either bill third party payers or bill clients through client bill arrangements. We also offer access to our Ova1 and Overa assays via our decentralized technology transfer relationships established between us and authorized distributors.

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

Our research and development efforts are detailed in the “Product Pipeline” section in Item 7, Management’s Discussion and Analysis.

Commercial Operations

We have a commercial infrastructure, including sales and marketing and reimbursement expertise. We also operate Aspira Labs, a CLIA certified clinical laboratory in Austin, Texas. Our sales representatives work to identify opportunities for educating general gynecologists and gynecologic oncologists on the benefits of Ova1 and OvaWatch. In

February 2015, Aspira received ISO 13485 (currently ISO 13485:2016) certification for our quality management system from the British Standards Institution (BSI), one of the world’s leading certification bodies. We currently hold CE marks for Ova1 and Overa .

22,515 OvaSuite tests were performed in 2025 compared with 24,305 in 2024. In 2025, we conducted a comprehensive review of the commercial operations, identifying those provider relationships that have historically been unable to deliver appropriate reimbursement. The review resulted in an intended selective reduction in test volumes as compared to 2024. The commercial team continues to focus on driving physician adoption that aligns with profitable payer reimbursement. This targeted approach is driven by payer claims data that gives visibility into payer mix and utilization trends. The commercial  team works with local key opinion leaders and meets with medical directors to discuss the clinical need, our technology solutions package and case studies showing positive outcomes using OvaSuite.

We believe OvaWatch will continue to have a significant impact on the ordering behavior of physicians with respect to our ovarian cancer blood tests. OvaWatch was developed for use with women with adnexal masses that have been identified as either benign or indeterminate through initial clinical assessment. It is estimated that physicians see more than three times as many women with benign or indeterminate masses compared to women with masses that are planned for surgery. In addition, we believe that the OvaWatch longitudinal monitoring test could further increase the ordering frequency of our ovarian cancer blood tests.

Revenue and Reimbursement

In the United States, revenue for diagnostic tests comes from several sources, including third-party payers such as insurance companies, government healthcare programs, such as Medicare and Medicaid, client bill accounts and patients. Ova1 and OvaWatch are performed at Aspira Labs in Austin, TX. Novitas Solutions is our Medicare Administrative Contractor (a “MAC”). All Medicare claims nationally for Ova1 and OvaWatch are billed via the Novitas MAC in accordance with CMS guidelines. Novitas covers both Ova1 and OvaWatch and has an LCD for Ova1 under LCD L35396 – Biomarkers for Oncology. Aspira Labs also bills third-party commercial and other government payers as well as client bill accounts and patients for Ova1 and OvaWatch. Through December 31, 2025, Aspira’s product and related services revenue was primarily limited to revenue generated by sales of Ova1 and OvaWatch.

In December 2013, the CMS made its final determination and authorized Medicare contractors to set prices for Multianalyte Assays with Algorithmic Analyses (“MAAA”) test CPT codes when they determine it is payable. In late 2016, Ova1 was included on the list of clinical diagnostic laboratory test procedure codes as one for which the CMS would require reporting of private payer rates as part of the implementation of Protecting Access to Medicare Act of 2014 (“PAMA”). In November 2017, we announced that the CMS released the Final 2018 Clinical Laboratory Fee Schedule (“CLFS”), effective January 1, 2018. Under the fee schedule, the price for Ova1 (CPT code 81503) is $897. This rate was based on the median of private-payer payments submitted to CMS by companies, including Aspira Labs, as part of the market-based payment reform mandated through PAMA. The rate was scheduled to be in effect for a three-year term from January 2018 through December 2020. This rate is now extended through 2025. In 2024 and 2026, CMS announced that it would continue to delay the period during which rates would be evaluated. Therefore, we will not be responsible for providing reimbursement rates until May 2026. There are no assurances that reimbursement rates will not be changed.

We have a comprehensive reimbursement plan for Ova1 and OvaWatch, and have targeted third-party payers, Medicare, Medicare Advantage, State Medicaid and Managed Medicaid plans for coverage and reimbursement. In April 2023 we began billing OvaWatch with our newly awarded Proprietary Laboratory Analyses (“PLA Code”) 0375U. Since we began billing OvaWatch with the PLA Code, our reimbursement has been more in-line with historical Ova1Plus experience, resulting in the OvaWatch average unit price (“AUP”) of $394 for the year ended December 31, 2025.

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

The Nancy Gardner Sewell Medicare Multi-Cancer Early Detection Screening Coverage Act, enacted on February 3, 2026, modernizes the Medicare program by creating a benefit category for multi-cancer early detection (“MCED”) tests, which enables CMS to initiate an evidence-based coverage process for multi-cancer tests upon approval of the tests by the Food and Drug Administration (“FDA").  The law takes effect in 2028.

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

Biomarker legislation continues to gain momentum at the state level with many states enacting legislation requiring coverage in both public and private insurance plans. Additionally, more states are evaluating legislation and have introduced biomarker access bills in 2026.

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

Fujirebio Diagnostics developed ROMA. ROMA combines two tumor markers and menopausal status into a numerical score using a publicly available algorithm. This test has the same intended use and precautions as Ova1. ROMA is currently marketed as having utility limited to epithelial ovarian cancers, which accounts for 80% of ovarian malignancies. Based upon the results of studies done in 2013 and 2019, we believe that Ova1 has superior sensitivity when compared to the Fujirebio Diagnostics test.

In addition, competitors such as AOA Dx, ClearNote Health, Cleo Diagnostics and Mercy BioAnalytics, and others have publicly disclosed that they have been or are currently working on ovarian cancer diagnostic assays. Exact Sciences, Grail and others are working on MCED tests that include ovarian cancer detection. Academic institutions periodically report new findings in ovarian cancer diagnostics that may have commercial value.

A number of diagnostic and academic organizations have announced plans or published studies related to the development of a non-invasive diagnostic tool for the identification of endometriosis. If successful, the product may be competitive with our endometriosis offerings. Competitors include, but are not limited to, Afynia, DotLab, Endodiag, HERA Biotech Heranova, Proteomics International and Ziwig. We believe our experience developing and refining complex multi-omic clinical assays specifically targeting gynecologic diseases and pelvic masses, coupled with our experienced women’s health field sales team, are significant competitive advantages in bringing new diagnostic tests to market.

Intellectual Property Protection

Our intellectual property includes federally registered trademarks and service marks as well as federally pending trademark and service mark applications for our product and service offerings, and a portfolio of owned, co-owned or licensed patents and patent applications. As of the date of the filing of the Form 10-K, our clinical diagnostics patent portfolio included 14 issued United States patents, 8 pending United States patent applications and numerous pending patent applications and issued patents outside the United States. These patents and patent applications are directed to diagnostic technologies.

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

Government Regulation

FDA Regulation of Medical Devices

In the U.S., medical devices, including IVD products (“IVDs”), are subject to extensive regulation by the FDA, under the Federal Food, Drug, and Cosmetic Act (the “FDC Act”), and its implementing regulations, and certain other federal and state statutes and regulations. The laws and regulations govern, among other things, the design, manufacture, storage, recordkeeping, approval, labeling, promotion, post-approval monitoring and reporting, distribution and import and export of medical devices, including IVDs. IVDs are a type of medical device and include reagents and instruments used in the diagnosis or detection of diseases or conditions. Predictive, prognostic, and screening tests can also be IVDs. Failure to comply with applicable requirements may subject a device and/or its manufacturer to a variety of administrative and judicial sanctions, such as FDA refusal to approve pending applications for pre-market approval (“PMAs”) or other applications, issuance of warning letters or untitled letters, mandatory product recalls, import detentions, civil monetary penalties, and/or judicial sanctions, such as product seizures, injunctions, and criminal prosecution.

The FDC Act classifies medical devices into one of three categories based on the risks associated with the device and the level of control necessary to provide reasonable assurance of safety and effectiveness. Class I devices are deemed to be low risk and are subject only to the general regulatory controls. Class II devices are moderate risk. They are subject to general controls and may also be subject to special controls. Class III devices are generally the highest risk devices. They are required to obtain pre-market approval and comply with post-market conditions of approval in addition to general regulatory controls.

Generally, companies that establish specifications for manufacture, re-label/re-package, process, and/or import devices are required to register their establishments with the FDA. They also must provide the FDA with a list of such devices and indicate the specific activities performed in their facilities.

The FDA enforces its requirements by market surveillance and periodic visits, both announced and unannounced, to inspect or re-inspect equipment, facilities, laboratories and processes to confirm regulatory compliance. These inspections may include the manufacturing facilities of subcontractors that are device manufacturers. Following an inspection, the FDA may issue a report, known as a Form 483, listing instances where the manufacturer has failed to comply with applicable regulations and/or procedures or, if observed violations are sufficiently serious, a warning letter. If the manufacturer does not adequately respond to a Form 483 or warning letter, the FDA make take enforcement action against the manufacturer or impose other sanctions or consequences, which may include:

●	cease and desist orders;
●	injunctions or consent decrees;

●	civil monetary penalties;
●	recall, detention or seizure of products;
●	operating restrictions or partial or total shutdown of production facilities;
●	refusal of or delay in granting requests for clearance of 510(k) pre-market notification (“510(k)”) submissions, de novo classification, or pre-market approval of new products or modified products;
●	withdrawing 510(k) clearances, de novo classifications, or pre-market approvals that are already granted;
●	refusal to grant export approval or export certificates for devices; and
●	criminal prosecution.

The FDA also monitors promotion and, in some cases, advertising of regulated devices, including IVDs, to ensure that all promotion of the product is consistent with the device’s intended use reflected in the FDA-cleared and/or -approved labeling. If the device manufacturer promotes the product in violation of advertising and promotion rules established in the FDC Act and FDA’s implementing regulations, FDA may issue a so-called “Untitled Letter” or “Warning Letter” requiring the manufacturer to amend and/or remove promotion of its product that is not compliant with such rules. Additionally, FDA may take any of the enforcement actions outlined above.

Pre-Market Authorization and Notification

Unless subject to an exemption, medical devices require prior FDA authorization before they may be commercially marketed. Devices can be legally sold within the U.S. only if the FDA has: (i) approved a pre-market approval application prior to marketing, generally applicable to most Class III devices; (ii) cleared the device in response to a 510(k) submission, generally applicable to Class I and II devices; or (iii) reclassified the device pursuant to the de novo classification process, available for novel low or moderate risk devices. PMA applications, 510(k) submissions, and de novo classification requests require payment of substantial user fees that are increased each fiscal year.

Ova1, the first FDA-authorized blood test for the pre-operative assessment of ovarian masses, was authorized by the FDA in September 2009 under the de novo classification pathway. We received 510(k) clearance for Overa, our second-generation biomarker panel in March 2016.

510(k) Pre-market Notification

Product marketing in the U.S. for most Class II and a limited number of Class I devices typically follows the 510(k) pathway. To obtain 510(k) clearance, a manufacturer must submit a pre-market notification demonstrating that the proposed device is substantially equivalent to a legally marketed predicate device, e.g., a device that has already received 510(k) clearance or de novo classification. The manufacturer must show that the proposed device has the same intended use as the predicate device, and it either has the same technological characteristics, or it is shown to be equally safe and effective and does not raise different questions of safety and effectiveness as compared to the predicate device. A 510(k) may need to be supported by clinical data.

FDA has a user fee goal to apply no more than 90 calendar review days to 510(k) submissions. During the process, FDA may issue an Additional Information request, which stops the FDA’s review clock. The applicant has 180 days to respond. Therefore, to meet the user fee timeline, the total review time should not be more than 270 days, although in practice it can take longer.

After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, requires additional FDA authorization, typically through a new 510(k). The FDA requires each manufacturer to evaluate the impact of a device change on the existing

510(k) clearance, but the FDA can review any such decision. If the FDA disagrees with a manufacturer’s decision not to seek a new 510(k) clearance for the modified device, the agency may require the manufacturer to seek 510(k) clearance, de novo classification, or PMA approval. The FDA also can require the manufacturer to cease marketing and/or recall the modified device until marketing authorization is obtained.

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

FDA has a user fee goal to review a de novo request in 150 calendar review days. During the process, FDA may issue an Additional Information request, which stops the FDA’s review clock. The applicant has 180 days to respond. Therefore, to meet the user fee timeline, the total review time should not exceed 330 days, although in practice it can take longer.

PMA Approval

A Class III product not eligible for de novo classification must follow the PMA approval pathway.

Results from clinical trials are required for each indication for which FDA approval is sought. After completion of the required clinical testing, a PMA application including the results of all non-clinical, clinical, and other testing and information relating to the product’s marketing history, design, labeling, manufacture, and controls, is prepared and submitted to the FDA.

The PMA approval process is generally more expensive, rigorous, lengthy, and uncertain than the 510(k) pre-market notification process and de novo classification process and requires proof of the safety and effectiveness of the device to the FDA’s satisfaction. As part of the PMA review, the FDA will typically inspect the manufacturer’s facilities for compliance with the Quality Management System Regulation (“QMSR”), which specifies the elements that must be included in a quality management system, including processes for control of records, labeling, and packaging and for reporting adverse events and conducting recalls. FDA has a user fee goal to review a PMA application in 180 calendar review days, if the submission does not require advisory committee input, or 320 review days if the submission does require advisory committee input. During the process, FDA may issue a major deficiency letter, which stops the FDA’s review clock. The applicant has up to 180 days to respond. Therefore, to meet the user fee timeline, the total review time should not exceed 360 days, if the submission does not require advisory committee input, and should not exceed 500 days if the submission does require advisory committee input, although in practice it could take longer.

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

Clinical Trials

Generally, data from at least one clinical trial is required to support a PMA application. Evidence from clinical studies also typically is included in a request for de novo classification and, less frequently, in a 510(k) submission. Clinical trials may also be conducted or continued to satisfy post-approval requirements for devices with PMAs. For significant risk investigational device studies, the FDA regulations require that human clinical investigations conducted in the U.S. be approved under an investigational device exemption (“IDE”), which must become effective before clinical testing may commence. A nonsignificant risk investigational device study does not require FDA approval of an IDE, although it does need to comply with some elements of the IDE regulations. Some studies of IVDs are entirely exempt from the IDE requirements. In some cases, one or more smaller IDE studies may precede a pivotal clinical trial intended to demonstrate the safety and efficacy of the investigational device. A 30-day waiting period after the submission of each IDE is required prior to the commencement of clinical testing in humans. If the FDA disapproves the IDE within this 30-day period, the clinical trial proposed in the IDE may not begin. Clinical trials of IVDs that meet certain regulatory criteria are exempt from the IDE regulations.

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

Although the QMSR does not fully apply to investigational devices, the requirement for controls on design and development does apply to devices subject to FDA’s IDE regulations. The sponsor also must manufacture the investigational device in conformity with the quality controls described in the IDE application and any conditions of IDE approval that the FDA may impose with respect to manufacturing.

Post-Market Requirements

After a device is placed on the market, numerous general regulatory controls apply. These include: the QMSR (which requires manufacturers to have a quality policy and procedures to ensure that devices are manufactured and records maintained in a prescribed manner with respect to manufacturing, testing, complaint handling, and record keeping), labeling regulations, the medical device reporting regulations (which require that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur), and reports of corrections and removals regulations (which require manufacturers to report recalls or removals and field corrections to the FDA if initiated to reduce a risk to health posed by the device or to remedy a violation of the FDC Act if that violation may present a risk to health). Failure to properly identify reportable events or to file timely reports, as well as failure to comply with other regulatory requirements, can subject a manufacturer to warning letters, recalls, or other sanctions and penalties.

As a manufacturer of IVDs, we are subject to regulatory oversight by the FDA under provisions of the FDC Act and regulations thereunder. We are required to register and list our IVD products with the FDA and to comply with the applicable provisions of the QMSR. We are required to submit a medical device report (“MDR”) whenever we receive information that reasonably suggests that one of our devices may have caused or contributed to a death or serious injury, or where a malfunction has occurred that would be likely to cause or contribute to a death or serious injury if the malfunction were to recur. As of the date of the filing of this Annual Report on Form 10-K, we have had zero complaints that required us to submit an MDR to FDA. Additionally, we are subject to inspection by the FDA. Further, we are required to comply with FDA requirements for labeling and promotion.

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

The FDA also may impose post-market conditions of approval, such as testing, surveillance, or other measures to monitor the effects of an approved or cleared product. This is most common for devices approved under a PMA. The FDA may place conditions on a PMA-approved device that could restrict the distribution or use of the product. In addition, quality-control, manufacture, packaging, and labeling procedures must continue to conform to the QMSR after approval and clearance, and manufacturers are subject to periodic inspections by the FDA. Accordingly, manufacturers must continue to expend time, money, and effort in the areas of production and quality control to maintain compliance with the QMSR. The FDA may withdraw product approvals or recommend or require product recalls if a company fails to comply with regulatory requirements.

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

Clinical Laboratory Improvement Amendments of 1988

Clinical laboratories operating in or testing specimens from the U.S. are subject to CLIA, and related federal and state regulations, which provide for regulation of laboratory testing. Any clinical laboratory customers using our IVDs for clinical testing in the United States will be regulated under CLIA, which establishes quality standards for all laboratory testing to ensure the accuracy, reliability and timeliness of patient test results regardless of where the test was performed. In particular, these regulations mandate that clinical laboratories must be certified by the federal government or a federally approved accreditation agency or must be located in a state that has been deemed exempt from CLIA requirements because the state has in effect laws that provide for requirements equal to or more stringent than CLIA requirements. Moreover, CLIA laboratories must meet quality assurance, quality control and personnel standards, and they must undergo proficiency testing and inspections. The CLIA standards applicable to clinical laboratories are based on test complexity, i.e., the difficulty of performing the methodology and risk of harm if results are incorrect; complexity can be “waived,” “moderate complexity” or “high complexity.” The FDA assigns the test complexity for commercially marketed IVDs.

Our clinical laboratory activities are subject to CLIA and related state clinical laboratory laws. In June 2014, we launched a clinical laboratory, Aspira Labs. Aspira Labs holds a CLIA Certificate of Accreditation and a CAP Certificate of Accreditation, as well as a state laboratory license or permit in California, Maryland, New York, Pennsylvania, and Rhode Island. We are subject to periodic surveys and inspections to maintain our CLIA certification, and such certification is also required to obtain payment from Medicare, Medicaid and certain other third-party payers.

Laboratory Developed Tests

The FDA considers LDTs to be tests that are designed, manufactured and used within a single CLIA high complexity laboratory. LDTs are performed using a variety of laboratory instruments and reagents and may also incorporate FDA-authorized IVDs that the laboratory modifies in some way and validates for its new use. The FDA historically took the position that it has the authority to regulate LDTs as medical devices under the FDC Act, but it generally exercised enforcement discretion with regard to LDTs, meaning that even though the FDA believed it could impose regulatory requirements on LDTs, including in some cases requirements to obtain pre-market approval or clearance of LDTs, it generally chose not to enforce those requirements.

On May 6, 2024, the FDA published a final rule amending the definition of an IVD device to include IVDs manufactured by a clinical laboratory, effectively codifying its position that LDTs are IVDs and, therefore, that LDTs fall under FDA’s regulatory authority. The final rule also announced the FDA’s intention to phase out its general enforcement discretion policy. FDA intended to phase in the new requirements beginning on May 6, 2025.

On September 19, 2025, the FDA, at the direction of a federal district court, formally rescinded its May 2024 final rule regulating LDTs as medical devices. In a March 31, 2025 ruling, the U.S. District Court for the Eastern District of Texas found that LDTs do not meet the definition of a medical device under the FDC Act and the FDA therefore lacks jurisdiction to regulate them. The FDA has not indicated how it will interpret the court ruling or whether it will seek a different regulatory approach with respect to LDTs or components thereof.

Over the years, various legislative proposals addressing the FDA’s oversight of LDTs have been introduced in Congress. In June 2021, Congress introduced the Verifying Accurate, Leading-edge IVCT Development Act (“VALID Act”) to establish a new risk-based regulatory framework for in vitro clinical tests (“IVCTs”), including IVDs, LDTs, collection devices and instruments used with such tests. This legislation was re-introduced in 2023 but was not enacted. The VALID Act was again re-introduced in 2025, indicating that there remains debate about whether and how LDTs should be regulated in the U.S.

Clinical Decision Support Software

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

On September 28, 2022, the FDA issued a final guidance document interpreting the Cures Act as it pertains to CDS software. FDA updated the guidance in 2026 to provide further clarification regarding the agency’s interpretation of the CDS criteria, including in particular the types of inputs that would be considered a “signal” or “pattern”, and the types outputs that would be considered to provide a diagnosis, and thereby excluded from the CDS exemption.

Foreign Government Regulation of Our Products

Medical device laws and regulations are in effect in many of the countries in which we may do business outside the United States. These range from comprehensive device approval requirements for some or all of our potential future medical device products, to requests for product data or certifications. The number and scope of these requirements are increasing. In addition, products which have not yet been cleared or approved for domestic commercial distribution may be subject to the FDA Export Reform and Enhancement Act of 1996. Each country also maintains its own regulatory review process, tariff regulations, duties and tax requirements, product standards, and labeling requirements. In February 2015, Aspira also received ISO 13485 (currently ISO13485:2016) certification for our quality management system from the British Standards Institution (BSI), one of the world’s leading certification bodies. In March 2015, Ova1 was CE marked, a requirement for marketing the test in the European Union. In October 2015, we announced registration of the CE mark for and clearance to market Overa in the European Union.

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

The Eliminating Kickbacks in Recovery Act (“EKRA”) makes it a federal crime to knowingly and willfully solicit or receive any remuneration, directly or indirectly, in return for referring a patient or patronage any laboratory. EKRA also prohibits paying or offering any remuneration directly or indirectly: (A) to induce a referral of an individual to a laboratory; or (B) in exchange for an individual using the services of a laboratory. Although EKRA’s language is similar to the language of the federal Anti-Kickback Statute, EKRA is broader than the AKS in that it applies to all health care benefit programs, including private payors, while the AKS applies only to items and services paid for by federal health care programs.

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

Employees

As of December 31, 2025, we had 36 full-time employees and two part-time employees. We generally engage independent contractors on a part-time basis from time to time.

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

We have experienced significant operating losses each year since our inception, and we expect to incur a net loss for fiscal year 2026. Our losses have resulted principally from costs incurred in cost of revenue, sales and marketing, general and administrative costs and research and development. The number of tests performed in 2025 and in 2024 was

22,515 and 24,305, respectively. If we are unable to substantially increase the volume of OvaSuite sales, our business, results of operations and financial condition will be adversely affected.

There is substantial doubt about our ability to continue as a going concern, and this may adversely affect our stock price and our ability to raise capital.

We have incurred significant losses and negative cash flows from operations since inception and have an accumulated deficit of $544,177,000 as of December 31, 2025. We also expect to incur a net loss and negative cash flows from operations in 2026 and have limited cash balances. Given these conditions, there is substantial doubt about our ability to continue as a going concern. The substantial doubt about our ability to continue as a going concern may adversely affect our stock price and our ability to raise capital. Our independent registered public accounting firm has also included in its report an explanatory paragraph regarding this uncertainty.

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

As of December 31, 2025, we had 43,480,411 shares of our common stock outstanding and 790,376 shares of our common stock reserved for future issuance to employees, directors and consultants pursuant to our employee stock plans, which excludes 3,114,229 shares of our common stock that were subject to outstanding options. In addition, as of December 31, 2025, warrants to purchase 21,235,745 shares of our common stock were outstanding. These warrants are exercisable at the election of the holders thereof, in accordance with the terms of the related warrant, at an average exercise price of $0.98 per share.

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

The great majority of laboratory tests in the United States are paid for by third party payers. Accordingly, our current revenues are from, and our future revenues will be dependent upon, third-party reimbursement payments to Aspira Labs. Insurance coverage and reimbursement rates for diagnostic tests are uncertain, subject to change and particularly volatile during the early stages of commercialization. There remain questions as to what extent third-party payers, like Medicare, Medicaid and private insurance companies will provide coverage for our products and for which indications. Some payers have determined not to cover our tests. While Novitas Solutions, the Medicare Administrative Contractor responsible for paying Medicare claims for all Aspira laboratory tests, has determined to cover Ova1, there is no assurance that they will continue to do so. Moreover, while The CMS has issued PAMA reimbursement rates for Ova1 effective January 1, 2018, there is no guarantee that the payment rates will not be reduced. Although the PAMA legislation allows for no more than a 15% fee reduction between 2025 and 2026, uncertainty regarding reimbursement rates could create payment uncertainty from other payers as well. The reimbursement rates for Ova1 and OvaWatch are reviewed by third-party payers. We have experienced volatility in the coverage and reimbursement of our products due to contract negotiation with third-party payers and implementation requirements, and the reimbursement amounts we have received from third-party payers varies from payer to payer, and, in some cases, the variance could be material.

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

Our success depends on our ability to continue to develop and commercialize diagnostic products. There is considerable risk in developing diagnostic products based on our biomarker discovery efforts, as candidate biomarkers may fail to demonstrate clinical validity in larger clinical studies or may not achieve acceptable levels of analytical accuracy. For example, markers being evaluated for one or more next-generation diagnostic tests may not be validated in downstream pre-clinical or clinical studies, once we undertake and perform such studies. In addition, development of products combining biomarkers with imaging, patient risk factors or other risk indicators carry higher than average risks due to technical, clinical and regulatory uncertainties. While we have a published proof of concept on combining Ova1 and imaging, for example, our ability to develop, verify and validate an algorithm that generalizes to routine testing populations cannot be guaranteed. In addition, our efforts to develop other diagnostic tests, such as ENDOinform and OVAinform, are in the development phase, and future pre-clinical or clinical studies may not support our early data. If successful, the regulatory pathway and clearance/approval process may require extensive discussion with applicable authorities and possibly advisory panels. These pose considerable risk in projecting launch dates, requirements for clinical evidence and eventual pricing and return on investment. Although we are engaging important stakeholders representing gynecologic oncology, benign gynecology, patient advocacy, women’s health research, legislators, payers, and others, success, timelines and value will be uncertain and require active management at all stages of innovation and development.

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

Competitive offerings include Fujirebio Diagnostics’ FDA cleared ROMA test. ROMA combines two tumor markers and menopausal status into a numerical score using a publicly available algorithm. ROMA is a competitive test with the Ova1Plus workflow that has adversely impacted and may continue to materially adversely impact our revenue. In addition, competitors, AOA Dx, ClearNote, Cleo Diagnostics, Mercy BioAnalytics, and others have publicly disclosed that they have been or are currently working on ovarian cancer diagnostic assays. Exact Sciences, Grail, and others are working on MCED tests that include ovarian cancer detection. Academic institutions periodically report new findings in ovarian cancer diagnostics that may have commercial value.

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

We have priced our products at a point that recognizes the value-added by their increased sensitivity for detecting ovarian malignancy. If others develop a test that is viewed to be similar to any of these products in safety and efficacy but is priced at a lower point, we or our strategic partners may have to lower the price of that product in order to effectively compete, which would impact our margins and potential for profitability.

We are currently offering and developing multiple tests as LDTs and intend to develop and perform LDTs at Aspira Labs in the future. If FDA were to begin actively regulating our tests, we would incur substantial costs and delays associated with the effort to obtain premarket 510(k) clearance, de novo classification, or premarket approval and incur costs related to compliance with post-market controls.

With the exception of Ova1 and Overa, we believe our tests are LDTs. The FDA generally considers an LDT to be a test that is designed, manufactured, and used within a single laboratory that is certified under CLIA and meets the regulatory requirements under CLIA to perform high complexity testing. Our laboratories are currently regulated under CLIA and accredited by the College of American Pathologists (“CAP”). We are subject to additional federal and state laws and regulations. The FDA issued a final rule in May 2024 that would have subjected many LDTs to regulatory requirements including, in some cases, premarket authorization.  A federal district court vacated the FDA final rule in May 2025, holding that LDTs are not subject to FDA regulation. The FDA rescinded the final rule in September 2025. The FDA has not indicated how it will interpret the court ruling or whether it will seek a different regulatory approach with respect to LDTs or components thereof. In June 2025, Congress re-introduced the Verifying Accurate, Leading-edge IVCT Development Act (“VALID Act”) to establish a new risk-based regulatory framework for in vitro clinical tests (“IVCTs”), including IVDs, LDTs, collection devices and instruments used with such tests. This legislation was previously introduced in 2021 and 2023.  If we are unable to comply with requirements that the FDA , either on its own initiative or at the direction of Congress, decides to implement in the future, or if we cannot do so within the timeframes specified by the FDA, we may be forced to stop selling our tests or be required to modify claims or make such other changes while we update our processes.

If we develop tests in the future that are subject to FDA clearance, approval or de novo classification, our business, results of operations and financial condition will be negatively affected until such a review is completed and clearance, approval or de novo classification to market were obtained. There can be no assurance that any tests we develop will be cleared, approved or classified on a timely basis, if at all. Obtaining FDA clearance, approval or de novo classification for diagnostics can be expensive, time consuming and uncertain, and for higher-risk devices generally takes several years and requires detailed and comprehensive scientific and clinical data. Ongoing compliance with FDA regulations for those tests will increase the cost of conducting our business, significantly affect our operations, and could have a significant negative impact on our financial performance.

Certain of our diagnostic tests and associated software are subject to ongoing regulation by the FDA, and we may develop additional FDA-regulated diagnostic tests and software in the future. Any failure to comply with applicable FDA regulations for our current FDA regulated products, and any delay by or failure of the FDA to authorize future products we submit to the FDA may adversely affect our business, results of operations and financial condition.

Some of our currently marketed and potential future diagnostic products and associated software are, or may in the future be, subject to regulatory oversight by the FDA under provisions of the FDC Act and regulations thereunder, including regulations governing the development, marketing, labeling, promotion, manufacturing and export of our products. Failure to comply with applicable pre-market and post-market requirements can lead to sanctions, including withdrawal of products from the market, recalls, refusal to authorize government contracts, product seizures, civil money penalties, injunctions and criminal prosecution.

The FDC Act requires that medical devices introduced to the United States market, unless exempted by regulation, be authorized by FDA pursuant to either the premarket notification pathway, known as 510(k) clearance, the de novo classification pathway, or the PMA pathway. The FDA granted a request for a de novo classification for Ova1 in September 2009, and we commercially launched Ova1 in March 2010. In March 2016, we received FDA 510(k) clearance for a second-generation biomarker panel known as Ova1 Next Generation, which we call Overa. Ova1 was the first FDA-authorized blood test for the pre-operative assessment of ovarian masses. With respect to devices reviewed through the 510(k) process, we may not market a device until it is determined that our product is substantially equivalent to a legally marketed device known as a predicate device. A 510(k) submission may involve the presentation of a substantial volume of data, including clinical and analytical data, as well as extensive information regarding software. The FDA may agree that the product is substantially equivalent to a predicate device and allow the product to be marketed in the United States. On the other hand, the FDA may determine that the device is not substantially equivalent and require a PMA or de novo classification, or require further information, such as additional test data, including data from clinical studies, before it is able to make a determination regarding substantial equivalence. By requesting additional information, the FDA can delay market introduction of our products. Delays in receipt of or failure to receive any necessary 510(k) clearance, de novo classification, or PMA, or the imposition of stringent restrictions on the labeling and sales of our products, could have a material adverse effect on our business, results of operations and financial condition. If the FDA determines that a PMA is required for any of our potential future clinical products, the application will require extensive clinical studies, manufacturing information and could require review by an FDA advisory panel comprising experts outside the FDA. Clinical studies to support a 510(k) submission, de novo classification or a PMA application would need to be conducted in accordance with FDA requirements. Failure to comply with FDA requirements could result in the FDA’s refusal to accept the submission or denial of the application. We cannot ensure that any necessary 510(k) clearance, de novo classification, or PMA will be granted on a timely basis, or at all. To the extent we seek FDA 510(k) clearance, de novo classification or FDA pre-market approval for other diagnostic tests, any delay by or failure of the FDA to clear, classify, or approve those diagnostic tests may adversely affect our consolidated revenues, results of operations and financial condition.

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

Certain of our software algorithms have been authorized for marketing by FDA as part of our cleared or de novo classified IVDs. If any of the software that we use in our LDTs or that we make available to third parties is determined by FDA to be non-exempt clinical decision support software, this could impede our ability to offer our tests or distribute our software to third parties and we could incur substantial costs and delays associated with trying to obtain premarket 510(k) clearance, de novo classification, or premarket review and incur costs associated with complying with post-market controls.

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

Additionally, if the FDA were to view any of our actions as non-compliant, it could initiate enforcement actions, such as a warning letter and possible imposition of penalties. For instance, we are subject to a number of FDA requirements, including compliance with the FDA’s QMSR requirements, which establish extensive requirements for quality assurance and control as well as manufacturing procedures. Failure to comply with these regulations could result in enforcement actions for us or our potential suppliers. Adverse FDA actions in any of these areas could significantly increase our expenses and reduce our revenue. We will need to undertake steps to maintain our operations in line with the FDA’s QMSR requirements. Some components of Ova1 and Overa are manufactured by other companies and we are required to ensure that, to the extent that we incorporate those components into our finished Ova1 and Overa products, we use those components in compliance with QMSR. Any failure to do so would have an adverse effect on our ability to commercialize the Ova1Plus workflow. Our suppliers that manufacture finished devices at their manufacturing facilities that we use in our products and services are subject to periodic regulatory inspections by the FDA and other federal and state regulatory agencies. Our facility also is subject to FDA inspection. We or our suppliers may not satisfy such regulatory requirements, and any such failure to do so may adversely affect our business, financial condition and results of operations.

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

In June 2014, we launched a clinical laboratory, Aspira Labs, in Texas. Aspira Labs holds a CLIA Certificate of Accreditation and a CAP Certificate of Accreditation, as well as a state laboratory license or permit in California, Maryland, New York, Pennsylvania and Rhode Island. This allows the lab to perform Ova1 and Overa testing (through the Ova1Plus workflow) on a national basis. We are subject to periodic surveys and inspections to maintain our CLIA certification, and such certification is also required to obtain payment from Medicare, Medicaid and certain other third-party payers. Failure to comply with CLIA or state law requirements may result in the imposition of corrective action or the suspension or revocation of our CLIA certification or state licenses. If our CLIA certification or state licenses are suspended or revoked or our right to bill the Medicare and Medicaid programs or other third-party payers is suspended, we would no longer be able to sell our tests, which would adversely affect our business, financial condition and results of operations.

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

We have significant net operating loss (“NOL”) carryforwards as of December 31, 2025 which are subject to a full valuation allowance due to our history of operating losses. Section 382 of the Internal Revenue Code of 1986, as amended (“Section 382”), as well as similar state provisions restrict our ability to use our NOL carryforwards to offset taxable income due to ownership change limitations that have occurred in the past or that could occur in the future. These ownership changes also may limit the amount of tax credit carryforwards that can be utilized annually to offset future tax liabilities.

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

If we are able to successfully reinstate the ARPA-H award and yet are unable to complete the required milestones under our federal award milestone-based funding agreement, our business, results of operations and financial condition would be adversely affected.

On October 23, 2024, we announced that we had been selected by the federal government’s Advanced Research Projects Agency for Health (“ARPA-H”) as an awardee of a milestone-based funding agreement. On June 9, 2025, we received a notice from ARPA-H that our ENDOinform contract was terminated for failure to meet the specifications of Milestone 3. The loss of this non-dilutive funding eliminates a planned source of support for development activities and may delay the timeline to commercialize ENDOinform unless we are able to reinstate the award or secure alternative financing.

Failure to renew our Quest Diagnostics agreement could impact our business

Our current agreement with Quest Diagnostics expired as of December 31, 2025. If we fail to renew the agreement on acceptable terms, we could experience a disruption in logistics as well as a loss of revenue.

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

The testing, manufacturing and marketing of medical diagnostic tests entail an inherent risk of product liability claims. Potential product liability claims may exceed the amount of our insurance coverage or may be excluded from coverage under the terms of the policy. We will need to increase the amount of our insurance coverage in the future if we are successful at introducing new diagnostic products, and this will increase our costs. If we are held liable for a claim or for damages exceeding the limit of our insurance coverage, we may be required to make substantial payments. This may have an adverse effect on our business, financial condition and results of operations.

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

RISKS RELATED TO OWNING OUR STOCK

There is a limited market for our Common Stock.

Our common stock is not listed on any national exchange. We were delisted from The Nasdaq Capital Market on April 15, 2025. Our common stock immediately began trading on the OTC Markets Group and currently trade on the OTC Markets OTCQX system. As such, owners of our common stock experience reduced liquidity and limited availability of market quotations for our securities. Our access to capital and facilities such as an At-the-Market or equity line of credit that require a national exchange listing  could be impaired. Owners of our stock may be impacted by the loss of institutional investor interest, the limited amount of analyst coverage and the requirement for brokers trading in our common stock to adhere to more stringent “penny-stock” rules, which could possibly result in a reduced level of trading activity for our securities.

If we fail to maintain compliance with the OTC QX minimum listing requirements, our common stock will be subject to removal to the OTC QB market. Our ability to publicly or privately sell equity securities and the liquidity of our common stock could be adversely affected if our common stock is downgraded.

The continued trading of our common stock on The OTC QX Best Market is contingent on our continued compliance with a number of listing requirements. If we are unable to comply with the continued listing requirements of The OTC QX Best Market, our common stock would be downgraded to the OTC QB Market, which would further limit investors’ ability to effect transactions in our common stock and subject us to additional trading restrictions. In order to maintain our trading status, we must maintain certain share prices, financial and share distribution targets, including maintaining a minimum amount of revenue, assets or market capitalization.

There is no assurance that we will be able to maintain compliance with The OTC QX Best Market continued trading standards in the future.

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

In addition, pursuant to a stockholders agreement we entered into in connection with a May 2013 private placement (the “2013 Stockholders Agreement”), one of our stockholders has the right to designate a director to be nominated by us to serve on our board of directors. Furthermore, this Stockholders Agreement gives two investors the right to participate in future equity offerings, on the same terms as other investors. In addition, the Stockholders Agreement prohibits us from taking certain material actions without the consent of at least one of the primary investors in the May 2013 private placement. These material actions include:

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

The foregoing rights terminate for a primary investor when that investor ceases to beneficially own less than 50% of the shares and warrants (taking into account shares issued upon exercise of the warrants), in the aggregate, that were purchased at the closing of the 2013 private placement. We believe that the rights of one of the primary investors have terminated. The interests of the parties to the 2013 Stockholders Agreement could conflict with or differ from our interests or the interests of other stockholders.

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

The trading price of our common stock has been highly volatile. Between January 1, 2025, and December 31, 2025, the closing trading price of our common stock ranged from $0.75 to $0.02. The trading price of our common stock could continue to be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:

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

In connection with our private placement offering of common stock and warrants in May 2013 we entered into the 2013 Stockholders Agreement which, among other things, includes agreements limiting our ability to effect a change in control without the consent of at least one of the primary investors in that offering. These and other provisions may have the effect of deferring hostile takeovers or delaying changes in control or management of us. The amendment of any of the provisions of either our certificate of incorporation or bylaws described in the preceding paragraph would require not only approval by our board of directors and the affirmative vote of at least 66 2/3% of our then outstanding voting securities, but also consent pursuant to the terms of the 2013 Stockholders Agreement. We are also subject to certain provisions of Delaware law that could delay, deter or prevent a change in control of the Company. These provisions could make a third-party acquisition of the Company difficult and limit the price that investors might be willing to pay in the future for shares of our common stock.

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

Market Information

Our common stock is traded on The OTCQX Market under the symbol “AWHL.”

Holders of Common Stock

On March 30, 2026, there were 66 registered holders of record of our common stock.

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

You should read the following discussion and analysis in conjunction with our audited Consolidated Financial Statements and related Notes thereto, included on pages F-1 through F-34 in this Annual Report on Form 10-K. The statements below contain forward-looking statements based upon current plans, expectations, and beliefs that involve risks and uncertainties. Actual results may differ materially from those contained in any forward-looking statement, due to a number of factors, including those discussed in the section of this Annual Report on Form 10-K entitled “Forward-Looking Statements” and “Item 1A. Risk Factors” in this Form 10-K. You should read these sections carefully.

Overview

We are dedicated to the discovery, development, and commercialization of noninvasive, AI-powered tests to aid in the diagnosis of gynecologic diseases, starting with ovarian cancer.

We plan to broaden our focus to the differential diagnosis of other gynecologic diseases that typically cannot be assessed through traditional non-invasive clinical procedures, expanding our addressable market to over 10 million women. We expect to continue commercializing our existing and new technology and to distribute our test through both in-house and distributed pathways. We also intend to continue to raise public awareness regarding the diagnostic superiority of the Ova1Plus workflow as compared to CA-125 on its own for all women with adnexal masses, as well as the superior performance of our tests in detecting ovarian cancer in different racial populations. We plan to continue to expand access to our tests among Medicaid patients as part of our corporate mission to make the best care available to all women, and we plan to advocate for legislation and the adoption of our technology in professional society guidelines to provide broad access to our products and services.

To continue our commercialization objectives and reach our financial and operational goals, we require skilled sales individuals with familiarity in our industry. We have from time to time experienced, and may in the future experience, shortages of certain types of qualified employees.

2025 Strategic Shift

At the beginning of 2025, our new management team initiated a decisive strategic shift to position the Company on a path to profitability. This transformation was designed to significantly reduce cash burn while maintaining revenue performance.

As part of this effort, we streamlined our organization, reducing total headcount from 66 full-time employees as of December 31, 2024 to 36 full-time employees and two part-time employees in early 2025. In parallel, we executed a comprehensive reset of our commercial strategy. Leveraging detailed geographic profit and loss analysis, we reallocated resources to regions with favorable reimbursement profiles and reduced or eliminated outside sales efforts in markets with limited or no reimbursement. These actions were reinforced through enhanced sales training and a redesigned compensation structure aligned with profitability objectives.

We also optimized our marketing investments by eliminating spend that was not generating measurable revenue growth and implemented disciplined expense management practices consistent with a more efficient operating model.

To further improve margins, we intensified our focus on higher-reimbursement opportunities and expanded engagement with large accounts, including OB-GYN and hospital networks. This targeted approach resulted in two new contracts and a growing pipeline of additional large customer opportunities. Notably, we executed a contract with Mayo Clinical Laboratories and began generating new 2025 testing volume from Cleveland Clinic Foundation.

Concurrently, management conducted a comprehensive review of vendor and service agreements, resulting in renegotiated terms for key services, the transition to lower-cost vendors while maintaining service levels, and the elimination of non-essential contracts through process improvements.

As discussed in “Results of Operations,” these strategic actions delivered meaningful financial impact. We maintained year-over-year revenue while reducing operating loss by 51% and decreasing cash used in operations by 40%, demonstrating tangible progress toward profitability.

Management will continue to execute on these initiatives, with a focus on cost efficiency, improved average unit pricing for its tests, and increased unit sales. In 2026, we plan to build on this momentum as we advance our path to profitability and achieve key milestones across our product pipeline.

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

●	ENDOinform, a key pipeline development focus, is a multi-marker test program that combines serum proteins, proprietary miRNAs, and clinical data (metadata), for the identification of endometriosis. The initial test development was in collaboration with a consortium of academic and clinical partners: Dana-Farber Cancer Institute (providing clinical and trial design expertise), Brigham & Women’s Hospital (providing miRNA technical expertise), and Medical University of Lodz (providing miRNA biomarker and bioinformatics analytic support). Investigations with intended use samples show that serum miRNA and proteins demonstrate favorable analytical properties and sufficient performance to detect of endometriosis cases when analyzed on commercial platforms. Additionally, this data set will provide information on disease classification capability of miRNA and proteins. This is a critical step in evaluating the strength of algorithms that incorporate miRNAs and proteins. The total addressable market is 6.5 million women in the U.S. affected by Endometriosis.
●	OVAinform is in the development stage and is a multi-marker test that combines serum proteins, proprietary miRNAs and clinical data (metadata) for assessing the risk of ovarian cancer in women with an adnexal mass, with an expanded indication as a surveillance tool for women determined to be at elevated risk of ovarian cancer due to genetic risk or a first degree relative with ovarian cancer, increasing our total addressable market to 4 million women. The discovery work was developed in collaboration with Dana-Farber Cancer Institute (providing clinical and trial design expertise), Brigham & Women’s Hospital (providing miRNA technical expertise), and Medical University of Lodz (providing miRNA biomarker and bioinformatics analytic support).

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

ARPA-H

On October 23, 2024, the Advanced Research Projects Agency for Health (“ARPA-H”) announced that it had selected Aspira as an awardee of the Sprint for Women’s Health. As an awardee, we would have received $10,000,000 in funding over two years through the Sprint for Women’s Health launchpad track for later-stage health solutions. We were entitled to payments based on the completion of certain agreed-upon milestones. The award also provided for access to advisors to support the successful completion and commercial launch of the test before the end of the two-year contract term.

Through our development of ENDOinform, as discussed above, we met the first milestone for payment in the fourth quarter of 2024 and received a payment of $2,000,000. The second milestone was met during the first quarter of 2025, and we received a payment of $1,500,000. These payments are recognized in Other expense (income), net in the consolidated statement of operations for the years ended December 31, 2024 and 2025.

On June 9, 2025, Aspira received notice from VentureWell, the assigned managing contractor for ARPA-H, that Aspira had not met the specifications of the third milestone, and therefore elected to terminate the contract award. We disagree with this finding and believe we have successfully completed the third milestone per the agreement.

After the termination of this award, we have continued to fund ENDOinform development work. We will require additional funding to maintain the working capital necessary to continue our existing operations while also developing our product pipeline.

Critical Accounting Estimates

Our significant accounting policies are described in Note 1, Basis for Presentation and Summary of Significant Accounting and Reporting Policies, of the Notes to our Consolidated Financial Statements included in this Annual Report on Form 10-K. The Consolidated Financial Statements are prepared in conformity with GAAP. Preparation of the financial statements requires us to make critical judgments, estimates, and assumptions that affect the amounts of assets and liabilities in the financial statements and revenues and expenses during the reporting periods (and related disclosures). We believe the policies discussed below are our critical accounting estimates, as they include the more significant, subjective, and complex judgments and estimates made when preparing our consolidated financial statements.

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

Common Stock Warrants

In August 2022, we entered into an underwriting agreement, pursuant to which we issued warrants to purchase up to 799,985 shares of our Common Stock (the “August 2022 Warrants”). The August 2022 Warrants are classified as a liability on our financial statements and fair value is determined using the Black-Scholes option pricing model. This model uses Level 2 inputs.

In March 2025, we recorded warrants to purchase up to 12,298,177 shares of our Common stock in connection with the conversion of Senior Secured Convertible Promissory Notes (the “March 2025 Warrants”). The March 2025 Warrants are classified as a liability on our financial statements. The March 2025 Warrants had an exercise price of $0.25 per share for the first 24 months after issuance, and $0.50 per share thereafter, but were modified in September 2025 to an exercise price of $0.35 per share (the “Amended March 2025 Warrants”), utilizing a fixed expiration date. Prior to the modification, the fair value of the March 2025 Warrants was estimated using a Monte Carlo simulation pricing model, which uses Level 3 inputs due to its incorporation of significant inputs that are not observable in the market. The mean present value across multiple simulation iterations was used to estimate the fair value of the March 2025 Warrants. Following the modification, the fair value of the Amended March 2025 Warrants is determined using the Black-Scholes option pricing model.

Level 2 assumption inputs generally require analysis to develop.

●	Expected term – The expected term assumption represents the contractual period of the warrants.
●	Volatility – The volatility assumptions are based on the actual historic volatility of our Common Stock over the expected term of the warrants.
●	Expected Dividend Yield – The Black-Scholes option-pricing valuation model calls for a single expected dividend yield as an input. We currently have no history or expectation of paying cash dividends on our common stock.
●	Risk-Free Interest Rate – The risk-free interest rate is based on the yield available on the U.S. Treasury zero-coupon issues similar in duration to the expected term of the warrants.

Warrants to purchase 450,000 shares of our Common Stock were exercised in September 2025.

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

Liquidity

As discussed in Note 1 to our consolidated financial statements, Basis for Presentation and Summary of Significant Accounting and Reporting Policies, we have incurred significant net losses and negative cash flows from operations since inception, and as a result have an accumulated deficit of approximately $544,177,000 at December 31, 2025. We expect to incur a net loss in 2026 as well. In order to continue our operations as currently planned through 2026 and beyond, we will need to raise additional capital. Given the above conditions, there is substantial doubt about our ability to continue as a going concern. The consolidated financial statements have been prepared on a going concern basis and do not include any adjustments that might result from these uncertainties.

On June 9, 2025, we received a notice from Advanced Research Projects Agency for Health (“ARPA-H”) that our ENDOinform contract originally signed in October 2024 was terminated for failure to meet the specifications of the third milestone under the contract. We received $2,000,000 in the fourth quarter of 2024 and $1,500,000 in the first quarter of 2025 prior to the termination of the contract. The loss of this non-dilutive funding eliminates a planned source of support for development activities and may delay the timeline to commercialize ENDOinform unless we are able to reinstate the award or secure alternative financing.

Recent Accounting Pronouncements

For additional information, see Note 2 to our consolidated financial statements, Recent Accounting Pronouncements, contained in Part II, Item 8, “Consolidated Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.

Results of Operations – Year Ended December 31, 2025 as compared to Year Ended December 31, 2024

Our selected summary financial and operating data for the years ended December 31, 2025 and 2024 were as follows:

	Year Ended
	December 31,		Increase (Decrease)
(dollars in thousands)	2025	2024	Amount	%
Revenue:
Product	$9,216	$9,182	$34	-
Total revenue	9,216	9,182	34	-
Cost of revenue:
Product	3,301	3,703	(402)	(11)
Total cost of revenue	3,301	3,703	(402)	(11)
Gross profit	5,915	5,479	436	8
Operating expenses:
Research and development	2,878	3,266	(388)	(12)
Sales and marketing	2,986	8,146	(5,160)	(63)
General and administrative	7,964	10,345	(2,381)	(23)
Total operating expenses	13,828	21,757	(7,929)	(36)
Loss from operations	(7,913)	(16,278)	8,365	(51)
Other income (expense), net:
Change in fair value of warrant liabilities	(5,607)	1,346	(6,953)	(517)
Change in fair value of convertible notes	170	-	170	-
Loss upon issuance of Convertible Notes carried at fair value	(1,198)	-	(1,198)	-
Interest expense, net	(41)	(33)	(8)	24
Other income (expense), net	1,809	1,871	(62)	(3)
Total other (expense) income, net	(4,867)	3,184	(8,051)	(253)
Net loss	$(12,780)	$(13,094)	$314	(2)

Product Revenue. Product revenue was materially unchanged for the year ended December 31, 2025, compared to the same period in 2024. Revenue for Aspira Labs is recognized when the Ova1, Overa, Ova1Plus or OvaWatch test is completed based on estimates of what we expect to ultimately realize. The Company had a 7% reduction in unit sales, however maintained flat revenue through a focus on sales in more profitable regions of the country, resulting in a higher AUP (shown below).

	Year Ended
	December 31,
	2025	2024
Product Volume:
Ova1Plus	17,472	19,202
OvaWatch	5,043	5,103
Total OvaSuite	22,515	24,305

Average Unit Price (AUP):
Ova1Plus	$414	$382
OvaWatch	394	362
Total OvaSuite	$409	$378

Cost of Revenue – Product. The decrease in Cost of product revenue was primarily due to a decrease in phlebotomy expenses of $289,000 and personnel costs of $180,000, offset by an increase in consulting costs of $107,000. We expect the cost of revenue to increase slightly in 2026 as the number of tests performed increases.

Research and Development Expenses. Research and development expenses represent costs incurred to develop our technology and carry out clinical studies, and include personnel-related expenses, regulatory costs, reagents and supplies used in research and development laboratory work, infrastructure expenses, contract services and other outside costs. The decrease in Research and development expenses was primarily due to a reduction in consulting costs of $620,000, personnel expenses of approximately $200,000 and lab supply costs of $104,000, offset by an increase to our clinical trials of $600,000. We expect research and development expenses to increase in 2026 due to the focus on our pipeline.

Sales and Marketing Expenses. Our sales and marketing expenses consist primarily of personnel-related expenses, education and promotional expenses. These expenses include the costs of educating physicians and other healthcare professionals, medical meeting participation, and dissemination of scientific and health economic publications. The decrease in Sales and marketing expenses was primarily due to a decrease in personnel costs of $2,944,000, costs related to our contracted sales team of $972,000, travel expenses of $738,000 and other marketing costs of $297,000. We expect sales and marketing expenses to remain flat for the majority of 2026.

General and Administrative Expenses. General and administrative expenses consist primarily of personnel-related expenses, professional fees, including legal, finance and accounting expenses and other infrastructure expenses. The decrease in General and administrative expenses was primarily due to a decrease in personnel costs of $2,723,000 and outside legal costs of $364,000, offset by increased consulting expenses of $430,000 and accounting costs of $389,000. We expect general and administrative expenses to remain flat during 2026.

Change in fair value of warrant liabilities. For the year ended December 31, 2025, there was a net increase in the Change in fair value of Warrant Liabilities of $5,607,000. The increase was due to the modification of the March 2025 Warrants, as well as the increase in our stock price during the year. For the year ended December 31, 2024, there was a net decrease in fair value of $1,346,000. The change in fair value during the year ended December 31, 2024 was primarily due to a decrease in our stock price during the year.

Change in fair value of Convertible Notes. The change in fair value of Convertible Notes for the year ended December 31, 2025 was $170,000, which was the gain recognized upon the conversion of the Convertible Notes into Units.

Loss upon issuance of Convertible Notes carried at fair value. The loss upon issuance of Convertible Notes carried at fair value for the year ended December 31, 2025 was $1,198,000. This represents an immediate loss recognized by the Company upon the issuance of the Convertible Notes.

Other Income, net. For the year ended December 31, 2025, we recognized Other net income of $1,809,000, comprised of the receipt of $1,500,000 from ARPA-H and the Employee Retention Tax Credits of $1,000,000, offset by $496,000 of transaction costs related to 2025 Lincoln Park Agreement. For the year ended December 31, 2024, we recognized Other net income of $1,871,000, comprised of the receipt of $2,000,000 from ARPA-H, offset by $113,000 of costs associated with the 2024 Direct Offering Agreement that was allocated to the modification of the August 2022 Warrants.

Cash Flows The following table summarizes our cash flows for the periods ended December 31, 2025 and 2024.

	Year Ended
	December 31,
(in thousands)	2025	2024
Net cash (used in) provided by:
Operating activities	$(7,029)	$(12,113)
Investing activities	(401)	(37)
Financing activities	7,416	11,064
Net decrease in cash and cash equivalents	$(14)	$(1,086)

Net cash used in operating activities for the year ended December 31, 2025 resulted primarily from the net loss reported of $12,780,000, approximately $1,148,000 related to changes in accrued liabilities and $936,000 related to changes in accounts payable, primarily offset by $5,607,000 related to changes in fair value of warrant liabilities, $1,198,000 related to changes in fair value of convertible notes, $531,000 related to non-cash stock compensation expense and $412,000 related to financing expense for entering into an equity line of credit with Lincoln Park.

Net cash used in operating activities for the year ended December 31, 2024 resulted primarily from the net loss reported of $13,094,000 and changes in fair value of warrant liabilities in the amount of approximately $1,346,000 and $418,000 related to changes in accrued liabilities, primarily offset by $1,494,000 related to non-cash stock compensation expense, $912,000 related to changes in accounts payable and $469,000 related to changes in accounts receivable.

Net cash used in investing activities consisted primarily of intangible assets and property and equipment purchases for the year ended December 31, 2025 and property and equipment purchases for the year ended December 31, 2024.

Net cash provided by financing activities for the year ended December 31, 2025 related primarily to net proceeds from an at the market offering resulting in net proceeds of $3,337,000, after deducting placement agent costs and other expenses of $147,000, net proceeds of $2,809,000 related to a private placement offering, after deducing offering costs of $140,000, net proceeds of $1,366,000 related to convertible notes and proceeds from a warrant exercise of $112,000, partially offset by principal payments on the DECD loan of $233,000.

Net cash provided by financing activities for the year ended December 31, 2024 related primarily to a registered direct offering resulting in net proceeds of $4,830,000, after deducting placement agent costs and other expenses of $733,000, net proceeds of $1,901,000 related to an equity line of credit agreement, net proceeds of $1,838,000 related to a private placement offering, after deducting placement agent costs and other expenses of $72,000, net proceeds of $1,862,000 related to a warrant inducement agreement, after deducting placement agent costs and other expenses of $277,000 and net proceeds of $715,000 related to an at the market offering, after deducting transaction-related offering costs of $189,000, partially offset by principal payments on the DECD loan of $93,000.

We have significant NOL carryforwards as of December 31, 2025 which are subject to a full valuation allowance due to our history of operating losses. Section 382 of the Internal Revenue Code of 1986, as amended (“Section 382”), as well as similar state provisions restrict our ability to use our NOL credit carryforwards to offset taxable income due to ownership change limitations that have occurred in the past or that could occur in the future. These ownership changes also may limit the amount of tax credit carryforwards that can be utilized annually to offset tax liabilities.

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

These limitations may result in the expiration of a portion of our NOL carryforwards before utilization. Due to the existence of a full valuation allowance against our remaining NOLs, it is not expected that Section 382 limitations will have an impact on our results of operations or financial position. For additional information, see Note 11 to our consolidated financial statements, Income Taxes.

Liquidity and Capital Resources

We plan to continue to expend resources selling and marketing our ovarian cancer and endometriosis offerings and developing our pipeline and service capabilities.

We do not believe our existing cash and cash equivalents balance and cash flow from operations will be sufficient to meet our working capital, capital expenditures, and material cash requirements from known contractual obligations for the next twelve months and beyond. Our future capital requirements, the adequacy of available funds, and cash flows from operations could be affected by various risks and uncertainties, including, but not limited to, those detailed in Part I, Item 1A, Risk Factors in this Annual Report. We have incurred significant net losses and negative cash flows from operations since inception, and as a result has an accumulated deficit of approximately $544,177,000 as of December 31, 2025. We also expect to incur a net loss and negative cash flows from operations for 2026. In order to continue our operations as currently planned through 2026 and beyond, we will need to raise additional capital, which may include public or private equity offerings, debt financing, collaborations, licensing arrangements. Given the above conditions, there is substantial doubt about our ability to continue as a going concern. The consolidated financial statements have been prepared on a going concern basis and do not include any adjustments that might result from these uncertainties.

Contractual Obligations

Loan Agreement

In March 2016, we entered into a loan agreement (as amended on March 7, 2018 and April 3, 2020, the “DECD Loan Agreement”) with the State of Connecticut Department of Economic and Community Development (the “DECD”), pursuant to which we may borrow up to $4,000,000 from the DECD.

Under the terms of the DECD Loan Agreement, if we had failed to maintain our Connecticut operations through March 22, 2026, the DECD may have required early repayment of a portion or all of the loan plus a penalty of 5% of the total funded loan. For additional information, see Note 7 to our consolidated financial statements, Commitments, Contingencies and Debt. If we choose to repay the loan early, it may be done at any time without premium or penalty. As of December 31, 2025, the remaining balance outstanding under the DECD Loan Agreement is approximately $1,277,000, net of issuance costs.

Operating Leases

As of December 31, 2025, we are engaged in two lease agreements. Our Austin, Texas lease renewal agreement has a term of 81 months and expires on August 31, 2031, with the option to extend the lease for an additional three years. Our Shelton, Connecticut lease renewal agreement has a five-year term and expires on September 30, 2028, with a five-year renewal option.

Non-cancelable Royalty Obligations and Other Commitments

We are a party to an amended research collaboration agreement with The Johns Hopkins University School of Medicine under which we license certain of its intellectual property directed at the discovery and validation of biomarkers in human subjects, including but not limited to clinical application of biomarkers in the understanding, diagnosis and management of human disease. Under the terms of the amended research collaboration agreement, Aspira is required to pay the greater of 4% royalties on net sales of diagnostic tests using the assigned patents or annual minimum royalties of $57,500. Royalty expense for the years ended December 31, 2025 and 2024 totaled $289,000 and $293,000, respectively, as recorded in cost of revenue in the consolidated statements of operations.

Business Agreements

In August 2022, we entered into a sponsored research agreement with Harvard’s Dana-Farber Cancer Institute, Brigham & Women’s Hospital, and Medical University of Lodz (the “Dana-Farber, Brigham, Lodz Research Agreement”) for the generation of a multi-omic, non-invasive diagnostic aid to identify endometriosis based on circulating miRNAs and proteins. The “Dana-Farber, Brigham, Lodz Research Agreement” requires payments to be made upon the achievement of certain milestones. Under the terms of and as further described in the agreement, payments of approximately $1,252,000 were made by us to the counterparties upon successful completion of certain deliverables as follows: 68% was paid in 2022, 15% was paid in 2023 and the remaining 17% was paid in 2025. During the year ended December 31, 2025, approximately $50,000 has been recorded as research and development expense in our consolidated financial statement of operations for the project. During the year ended December 31, 2024, approximately $118,000, was recorded as research and development expense in our consolidated financial statement of operations for the project. From the inception of the Dana-Faber, Brigham, Lodz Research Agreement through December 31, 2025, research and development expenses in the cumulative amount of $1,252,000 have been recorded and paid.

On March 20, 2023, we entered into a licensing agreement with Harvard’s Dana-Farber Cancer Institute, Brigham & Women’s Hospital, and Medical University of Lodz (the “Ovarian Cancer License Agreement”) under which the Company will license certain of its intellectual property to be used in our OvaSuite product portfolio. Under the terms of the Ovarian Cancer License Agreement, we paid an initial license fee of $75,000 and pay an annual license maintenance fee of $50,000 on each anniversary of the date, as well as non-refundable royalty payments of up to $1,350,000 based on certain regulatory approvals and commercialization milestones and further royalty payments based on the net sales of our products included. No milestones have been reached as of December 31, 2025, and no royalty payments have been paid to date.

Common Stock

On March 28, 2023, we entered into a purchase agreement (the “2023 Equity Line of Credit Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”) and a registration rights agreement (the “LPC Registration Rights Agreement”), pursuant to which we had the right, in our sole discretion, to sell to Lincoln Park shares of our common stock, par value $0.001 per share (the “Common Stock”), having an aggregate value of up to $10,000,000 (the “Purchase Shares”), subject to certain limitations and conditions set forth in the 2023 Equity Line of Credit Agreement.

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

During the year ended December 31, 2024, we sold 949,574 shares under the 2023 Equity Line of Credit Agreement for gross proceeds of approximately $1,900,000. Over the life of the 2023 Equity Line of Credit Agreement through December 31, 2025, we sold 1,310,517 shares for gross proceeds of approximately $3,078,000. We incurred approximately $326,000 of costs related to the execution of the 2023 Equity Line of Credit Agreement, all of which are reflected in the consolidated financial statements. Of the total costs incurred, approximately $258,000 was paid in common stock to Lincoln Park for a commitment fee and $30,000 was paid for Lincoln Park expenses. These transaction costs were included in other expense in our consolidated statement of operations for the year ended December 31, 2023. We incurred approximately $41,000 and $0 for legal fees during the year ended December 31, 2025 and 2024, respectively, and included the costs in general and administrative expenses on its consolidated statement of operations. Under the terms of the Warrant Inducement Agreement, we agreed not to sell shares under the 2023 Equity Line of Credit Agreement for six months from the effective date of the Form S-3, which was September 3, 2024. As of March 30, 2026, the remaining availability under the 2023 Equity Line of Credit Agreement was $1,700,000 of shares of Common Stock that can be sold to Lincoln Park under the 2023 Equity Line of Credit Agreement; however, as we are no longer traded on Nasdaq, we do not have access to this facility.

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

Pursuant to the 2024 Direct Offering Agreement, we issued 1,368,600 shares of common stock to certain investors at an offering price of $3.50 per share, and 2,400 shares of common stock to an executive officer, at an offering price of $4.255 per share, which was the consolidated closing bid price of our common stock on The Nasdaq Capital Market on January 24, 2024 of $4.13 per share plus $0.125 per Purchase Warrant. The purchase price of each Pre-Funded Warrant was equal to the combined purchase price at which a share of Common Stock and the accompanying Purchase Warrant is sold in this 2024 Direct Offering, minus $0.0001. Our gross proceeds from the 2024 Direct Offering were approximately $5,563,000, before deducting placement agent fees and other expenses of approximately $733,000 payable by us. The 2024 Direct Offering closed on January 26, 2024.

All of the Pre-Funded Warrants were exercised on February 6, 2024.

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

During the year ended December 31, 2025, we sold 12,277,441 shares under the 2024 At the Market Offering Agreement for gross proceeds of approximately $3,483,000 before deducting expenses of approximately $146,000. During the year ended December 31, 2024, we sold 1,073,050 shares under the 2024 At the Market Offering for gross proceeds of approximately $903,000. We incurred approximately $240,000 of costs related to the execution of the 2024 At the Market Offering, all of which were recorded as an offset to additional paid-in capital on our balance sheet as of December 31, 2024.

On March 12, 2025, we issued warrants (the “March 2025 Warrants”) upon the conversion of the Convertible Notes (see Note 7 to our consolidated financial statements, Commitments, Contingencies and Debt). The March 2025 Warrants were exercisable for five years at $0.25 per share for the first 24 months after issuance, and $0.50 per share thereafter. In September 2025, the March 2025 Warrants were modified to a single exercise price of $0.35 per share and the termination date was extended to March 5, 2031.

On April 4, 2025, we entered into an equity purchase agreement (the “2025 Equity Purchase Agreement”) with Triton Funds L.P. (“Triton”) for the purchase of up to $2.0 million of our shares of common stock.

Pursuant to the 2025 Equity Purchase Agreement, the Company issued 354,988 shares of restricted common stock to Triton for $25,000 and upon effectiveness of a registration statement registering the shares of Common Stock, we would be able to close on the sale of up to $2 million of Common Stock. Transaction costs were approximately $214,000. The 2025 Equity Purchase Agreement expired on September 30, 2025.

On April 15, 2025, the Company was delisted from the trading of its Common Stock on the Nasdaq Stock Market. As a result of the delisting, the 2024 At the Market Offering Agreement was terminated.

On September 16, 2025, we entered into a securities purchase agreement with certain investors and board members in a private placement (the “2025 Private Placement Offering”). Pursuant to the 2025 Private Placement Offering, we issued an aggregate of 6,550,000 shares of our common stock and accompanying warrants (the “September 2025 Warrants”) to purchase an equal number of shares of common stock at a price of $0.45 per share and accompanying warrant. The September 2025 Warrants have an exercise price of $0.75 per share and are exercisable until their expiration on the fifth anniversary of the issuance date. The gross proceeds from the 2025 Private Placement Offering were approximately $2,949,000, before deducting issuance costs of approximately $140,000.

On December 23, 2025, we entered into an equity purchase agreement (the “2025 Lincoln Park Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), for the purchase of up to an aggregate of $10.0 million of our Common Stock.

Pursuant to the 2025 Lincoln Park Agreement, on any business day on which the closing sale price of the Common Stock is greater than $0.10 per share, we may direct Lincoln Park to purchase up to 50,000 shares of Common Stock (a “Regular Purchase”), which amount may be increased to up to 75,000 shares if the closing sale price is not below $0.50 per share and up to 100,000 shares if the closing sale price is not below $0.75 per share, in each case subject to a maximum dollar amount of $500,000 per Regular Purchase. The purchase price per share for each Regular Purchase will be equal to 95% of the lower of (i) the lowest sale price of the Common Stock on the applicable purchase date and (ii) the average of the three lowest closing sale prices of the Common Stock during the ten business days immediately preceding the applicable purchase date. Regular Purchases may be effected as frequently as each business day after the close of trading so that the applicable purchase price is fixed and known at the time we elect to sell shares to Lincoln Park.

In addition, if we direct Lincoln Park to purchase the maximum number of shares permitted in a Regular Purchase on an applicable purchase date, then, in addition to such Regular Purchase and subject to the satisfaction of certain conditions and limitations set forth in the Purchase Agreement, we may also direct Lincoln Park to purchase additional shares of Common Stock in one or more accelerated purchases (each, an “Accelerated Purchase”) on the following business day. We may set a minimum price threshold for any Accelerated Purchase in the related notice. For any Accelerated Purchase, Lincoln Park will purchase the lesser of (i) three times the number of shares purchased in the corresponding Regular Purchase and (ii) 30% of the trading volume on the Accelerated Purchase date, at a purchase price per share equal to the lower of 95% of (x) the closing sale price on the Accelerated Purchase date and (y) the volume-weighted average price for such date. Subject to satisfaction of the applicable conditions, we may direct multiple Accelerated Purchases in a single trading day, provided share deliveries for prior purchases have been completed.

We have incurred significant net losses and negative cash flows from operations since inception. At December 31, 2025 we had an accumulated deficit of $544,177,000 and stockholders’ deficit of $6,932,000. As of December 31, 2025, we had $1,755,000 of cash and cash equivalents, and $3,465,000 of current liabilities. Our working capital was $598,000 at December 31, 2025. There can be no assurance that we will achieve or sustain profitability or positive cash flow from operations. In addition, while we expect to grow revenue through Aspira Labs, there is no assurance of our ability to generate substantial revenues and cash flows from Aspira Labs’ operations. We expect revenue from our products to be our only material, recurring source of cash in 2026.

We expect to incur a net loss and negative cash flows from operations in 2026.

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

In the event that our existing cash on hand is not sufficient to fund our near or long term operations, meet our capital requirements or satisfy our anticipated obligations as they become due, we expect to take further action to protect our liquidity position. Such actions may include, but are not limited to:

●	raising capital through an equity offering either in the public markets or via a private placement offering (however, no assurance can be given that capital will be available on acceptable terms, or at all);
●	reducing or eliminating executive bonuses or replacing cash compensation with equity grants;
●	reducing professional services and consulting fees and eliminating non-critical projects;
●	reducing travel and entertainment expenses; and
●	reducing, eliminating or deferring discretionary marketing programs.
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K, the information called for by Item 7A is not required.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements, including consolidated balance sheets as of December 31, 2025 and 2024, consolidated statements of operations for the years ended December 31, 2025 and 2024, consolidated statements of changes in stockholders’ equity for the years ended December 31, 2025 and 2024, consolidated statements of cash flows for the years ended December 31, 2025 and 2024 and notes to our consolidated financial statements, together with a report thereon of our independent registered public accounting firm are attached hereto as pages F-1 through F-34.

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

Management, including our Chief Executive Officer and our Chief Financial Officer, performed an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2025. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2025, our disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our management has assessed the effectiveness of internal control over financial reporting as of December 31, 2025. Our assessment was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) entitled “Internal Control - Integrated Framework (2013).”

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

Based on using the COSO criteria, management concluded our internal control over financial reporting as of December 31, 2025 was effective.

This Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2025 was not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC that permit a smaller reporting company to provide only management’s report in our Annual Report on Form 10-K.

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

Remediation of Previously Identified Material Weaknesses

Management previously identified a material weakness in our internal control over financial reporting as of December 31, 2024 related to the operation of internal controls related to our contract review processes and the accounting for such contracts. This material weakness related to the accounting for complex financial transactions, including the technical accounting conclusions reached. During the year ended December 31, 2024, we entered into two transactions that were considered to be significant, non-routine or complex transactions, including a warrant inducement and a government grant. While the control was adequately designed, the operation of the control was not effective for either transaction.

As of December 31, 2025, management implemented the following to address the previously identified material weakness related to the contract review process:

●	Enhanced internal controls around the identification of material contracts
●	Enhanced internal controls around technical memos relating to contracts

Management determined these controls were in place and operating for a sufficient period of time as of December 31, 2025 and, therefore, the previously identified material weakness related to complex financial transactions was remediated as of December 31, 2025.

Changes in Internal Control over Financial Reporting

Other than as described above, there were no changes in our internal control over financial reporting during the quarter ended December 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information regarding our directors, committees of our board of directors, our director nomination process, and our executive officers appearing under the heading “Election of Directors,” “Corporate Governance,” “Management”, “Security Ownership of Certain Beneficial Owners and Management” and “Delinquent Section 16(a) Reports” of the Company’s proxy statement relating to our annual meeting of stockholders to be held in 2026 (the “2026 Proxy Statement”) is incorporated by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information appearing under the headings “Board Compensation,” and “Executive Officer Compensation,” of the 2026 Proxy Statement is incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information appearing under the heading “Security Ownership of Certain Beneficial Owners and Management” of the 2026 Proxy Statement is incorporated by reference.

The information required by Item 201(d) of Regulation S-K will be set forth in the section titled “Equity Compensation Plan Information” in the 2026 Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information appearing under the headings “Certain Relationships and Related Transactions” and “Corporate Governance” of the 2026 Proxy Statement is incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information appearing under the heading “Ratification of the Selection of the Independent Registered Public Accounting Firm” of the 2026 Proxy Statement is incorporated by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)	LIST OF DOCUMENTS FILED AS PART OF THIS REPORT:
1.	Financial Statements

The financial statements and notes thereto, and the report of the independent registered public accounting firm thereon, are set forth on pages F-1 through F-34.

2.	Financial Statement Schedules

All financial statement schedules have been omitted as the information is not required under the related instructions or is not applicable or because the information required is already included in the financial statements or the notes to those financial statements.

(b)	EXHIBITS

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
3.1	Fourth Amended and Restated Certificate of Incorporation of Aspira Women’s Health Inc. dated January 22, 2010	8-K	000-31617	3.1	January 25, 2010
3.2	Certificate of Amendment of Fourth Amended and Restated Certificate of Incorporation, effective June 19, 2014	10-Q	001-34810	3.2	August 14, 2014
3.3	Certificate of Amendment to Fourth Amended and Restated Certificate of Incorporation of Vermillion, Inc. dated June 11, 2020	8-K	001-34810	3.1	June 11, 2020
3.4	Certificate of Amendment to Fourth Amended and Restated Certificate of Incorporation of Aspira Women’s Health Inc, dated February 7, 2023	8-K	001-34810	3.1	February 7, 2023
3.5	Amended and Restated Bylaws of Aspira Women’s Health Inc., effective March 28, 2025	8-K	001-34810	3.1	March 31, 2025
3.6	Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation of Aspira Women’s Health Inc., as amended May 11, 2023	8-K	001-34810	3.1	May 11, 2023
4.1	Form of Aspira Women’s Health Inc.’s (formerly Ciphergen Biosystems, Inc.) Common Stock Certificate	S-1/A	333-32812	4.1	August 24, 2000
4.2	Securities Purchase Agreement dated May 8, 2013, by and among Aspira Women’s Health Inc. (formerly Vermillion, Inc.) and the purchasers identified therein	8-K	001-34810	10.1	May 14, 2013
4.3	Stockholders Agreement dated May 13, 2013, by and among Vermillion, Inc., Oracle Partners, LP, Oracle Ten Fund Master, LP, Jack W. Schuler and other purchasers named therein	8-K	001-34810	10.2	May 14, 2013
4.4	Amended and Restated Promissory Note #1 by Vermillion, Inc. in favor of the State of Connecticut, acting by and through the Department of Economic and Community Development, effective April 3, 2020	10-K	001-34810	4.4	April 7, 2020
4.5	Amended and Restated Promissory Note #2 by Vermillion, Inc. in favor of the State of Connecticut, acting by and through the Department of Economic and Community Development, effective April 3, 2020	10-K	001-34810	4.5	April 7, 2020
4.6	Description of Aspira Women’s Health Inc.’s Securities Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	001-34810	4.7	April 1, 2024
4.7	Form of Warrant 2022	8-K	001-34810	4.1	August 24, 2022
4.8	Form of Warrant Amendment to Common Stock Purchase Warrant_2022	8-K	001-34810	4.3	January 26, 2024
4.9	Form of Warrant 2024	8-K	001-34810	4.2	January 26, 2024
4.10	Form of Warrant June 2024	8-K	001-34810	4.1	July 2, 2024
4.11	Form of Warrant July 2024	8-K	001-34810	4.1	July 31, 2024
4.12	Form of Warrant Amendment to Common Stock Purchase Warrant June 2024	10-K	001-34810	4.14	March 27, 2025
4.13	Form of Senior Convertible Note	8-K	001-34810	4.1	March 11, 2025
4.14	Form of Warrant March 2025	8-K	001-34810	4.2	March 11, 2025
4.15	Form of Warrant September 2025	8-K	001-34810	4.1	September 25, 2025
4.16	Form of Amended and Restated Warrant, issued September 19, 2025	8-K/A	001-34810	4.1	November 3, 2025
10.1	Form of Aspira Women’s Health Inc Stock Option Award Agreement #	10-Q	001-34810	10.4	August 10, 2022
10.2	Form of Aspira Women’s Health Inc Restricted Stock Award Agreement #	10-Q	001-34810	10.5	August 10, 2022
10.3	Aspira Women’s Health Inc. 2019 Stock Incentive Plan #	10-Q	001-34810	10.3	August 10, 2022
10.4	Form of Aspira Women’s Health Inc. Stock Option Award Agreement (non-employee) #	10-Q	001-34810	10.7	August 10, 2022
10.5	Assistance Agreement by and between the State of Connecticut, acting by and through the Department of Economic and Community Development and Vermillion, Inc. effective March 22, 2016	10-Q	001-34810	10.1	May 16, 2016

10.6	Patent Security Agreement by Vermillion, Inc. in favor of the State of Connecticut, acting by and through the Department of Economic and Community Development, effective March 22, 2016	10-Q	001-34810	10.3	May 16, 2016
10.7	Security Agreement by Vermillion, Inc. in favor of the State of Connecticut, acting by and through the Department of Economic and Community Development, effective March 22, 2016	10-Q	001-34810	10.4	May 16, 2016
10.8	First Amendment to the Assistance Agreement by and between the State of Connecticut, acting by and through the Department of Economic and Community Development and Vermillion, Inc. dated March 7, 2018	10-K	001-34810	10.21	March 13, 2018
10.9	Second Amendment to the Assistance Agreement by and between the State of Connecticut, acting by and through the Department of Economic and Community Development and Vermillion, Inc. dated April 3, 2020	10-K	001-34810	10.22	April 7, 2020
10.10	License Agreement between Aspira Women’s Health Inc. and Dana-Farber Cancer Institute, Inc. effective March 20, 2023	10-K	001-34810	10.28	April 1, 2024
10.11	Form of Securities Purchase Agreement June 2024	8-K	001-34810	10.1	July 2, 2024
10.12	Form of Warrant Inducement Agreement June 2024	8-K	001-34810	10.1	July 31, 2024
10.13	Employment Agreement between Aspira Women’s Health Inc. and Michael Buhle effective March 26, 2025#	8-K	001-34810	10.1	March 31, 2025
10.14	Form of Securities Purchase Agreement	8-K	001-34810	10.1	March 11, 2025
10.15	Equity Purchase Agreement dated April 4, 2025	8-K	001-34810	10.1	April 8, 2025
10.16	Master Services Agreement between Aspira Women’s Health Inc. and Brian Hungerford, dated September 2, 2025 #†	8-K	001-34810	10.1	September 3, 2025
10.17	Statement of Work by and between Aspira Women’s Health Inc. and Brian Hungerford, dated September 2, 2025	8-K	001-34810	10.2	September 3, 2025
10.18	Form of Securities Purchase Agreement, dated September 19, 2025	8-K	001-34810	10.1	September 18, 2025
10.19	Form of Amendment to Securities Purchase Agreement, dated September 19, 2025	8-K	001-34810	10.1	September 25, 2025
10.20	Laboratory Services Agreement between Aspira Women’s Health Inc and Mayo Collaborative Services, Inc., dated December 16, 2025	8-K/A	001-34810	10.1	March 25, 2026
10.21	Purchase Agreement, dated December 23, 2025, by and between Aspira Women’s Health Inc and Lincoln Park Capital Fund, LLC.	8-K	001-34810	10.1	December 23, 2025
10.22	Registration Rights Agreement, dated December 23, 2025, by and between Aspira Women’s Health Inc and Lincoln Park Capital Fund, LLC.	8-K	001-34810	10.2	December 23, 2025
10.23	Subordinated Business Loan and Security Agreement, dated as of January 30, 2026.	8-K	001-34810	10.1	January 30, 2026
10.24	Form of Subordinated Secured Promissory Note	8-K	001-34810	10.2	January 30, 2026
19.1	Aspira Women’s Health Inc. Insider Trading Policy	10-K	001-34810	19.1	March 27, 2025
21.0	Subsidiaries of Registrant	10-K	001-34810	21.0	March 31, 2022
23.1	Consent of BDO USA, P.C., Independent Registered Public Accounting Firm					√
24.1	Power of Attorney (included on signature page hereto)					√
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					√
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					√
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					√
97.1	Aspira Women’s Health Incentive Compensation Recoupment Policy	10-K	001-34810	97.1	March 29, 2024
101	Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language (“Inline XBRL”)
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
√	Filed herewith
#	Management contract or compensatory plan or arrangement.

†	Confidential treatment has been granted with respect to certain provisions of this agreement. Omitted portions have been filed separately with the SEC.
ITEM 16.	FORM 10-K SUMMARY

None.

ASPIRA WOMEN’S HEALTH INC.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Aspira Women’s Health Inc.

Austin, TX

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Aspira Women’s Health Inc. (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Revenue Recognition – Determination of Transaction Price for Product Revenue

As described in Note 1 to the consolidated financial statements, the Company recognizes product revenue upon completion of the test and delivery of results to the physician based on estimates of the amounts that will ultimately be realized. When determining the amount of revenue to be recognized for a delivered test result, management applies judgment to determine the transaction price, which affects the amount of revenue recognized. The Company’s product revenue for the year ended December 31, 2025 was $9.2 million.

We identified the auditing of management’s determination of the transaction price as a critical audit matter. Management’s determination of the transaction price considers certain inputs, such as payment history, including amount and timing of payment and payer coverage.  Auditing these inputs required challenging auditor judgment due to the nature and extent of audit effort required.

The primary procedures we performed to address this critical audit matter included:

●	Assessing the reasonableness of management's inputs used to estimate the transaction price by testing on a sample basis the underlying data by:
o	Inspecting the supporting documentation related to the determination of payer grouping, and
o	Reviewing historical cash collections used in determining the transaction price.
●	Recalculating the average unit price using the historical cash collections for the period for each payer group.

Accounting for March 2025 Convertible Note Agreement

As described in Note 7 to the consolidated financial statements, the Company entered into a convertible note agreement (the Notes) with certain existing shareholders for the issuance and sale of the Notes for an aggregate principal amount of $1.4 million. On March 12, 2025, the Notes were converted into shares of common stock and warrants pursuant to the terms of agreement.

We identified the assessment of the accounting related to the conversion of the Notes as a critical audit matter due to the complexity of the transaction, which requires management to make significant judgments in the interpretation of the terms of the agreements in applying the appropriate accounting guidance. Auditing management’s application of the appropriate accounting guidance required challenging and complex auditor judgment due to the nature and extent of audit effort required, including the use of firm personnel with expertise in technical accounting.

The primary procedures we performed to address this critical audit matter included:

●	Reviewing and analyzing the terms of the agreements included in management’s assessment of the accounting of the Notes.

●	Utilizing firm personnel with expertise in the relevant technical accounting to assist in evaluating (i) the relevant contract terms of the issuances in relation to the appropriate accounting guidance, and (ii) the appropriateness of conclusions reached by the Company.

/s/ BDO USA, P.C.

We have served as the Company's auditor since 2012.

Boston, Massachusetts

April 1, 2026

Aspira Women’s Health Inc.

Consolidated Balance Sheets

(Amounts in Thousands, Except Share and Par Value and Per Share Amounts)

	December 31,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$1,755	$1,769
Accounts receivable, net of reserves of $44	1,207	990
Prepaid expenses and other current assets	845	1,098
Inventories	256	326
Total current assets	4,063	4,183
Property and equipment, net	47	69
Intangible assets, net	310	-
Right-of-use assets	980	1,194
Other assets	56	45
Total assets	$5,456	$5,491
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$1,237	$2,173
Accrued liabilities	1,297	2,445
Current portion of long-term debt	236	229
Short-term debt	493	614
Current maturities of lease liabilities	202	7
Total current liabilities	3,465	5,468
Non-current liabilities:
Long-term debt	1,041	1,278
Non-current maturities of lease liabilities	1,008	1,248
Warrant liabilities	6,874	60
Total liabilities	12,388	8,054
Commitments and contingencies (Note 7)
Stockholders’ deficit:
Preferred stock, par value $0.001 per share, 5,000,000 shares authorized; no shares issued and outstanding at December 31, 2025 and December 31, 2024	-	-
Common stock, par value $0.001 per share, 200,000,000 shares authorized at December 31, 2025 and December 31, 2024; 43,480,411 and 17,407,120 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	43	17
Additional paid-in capital	537,202	528,817
Accumulated deficit	(544,177)	(531,397)
Total stockholders’ deficit	(6,932)	(2,563)
Total liabilities and stockholders’ deficit	$5,456	$5,491

See accompanying notes to consolidated financial statements

Aspira Women’s Health Inc.

Consolidated Statements of Operations

(Amounts in Thousands, Except Share and Per Share Amounts)

	Year Ended
	December 31,
	2025	2024
Revenue:
Product	$9,216	$9,182
Total revenue	9,216	9,182
Cost of revenue:
Product	3,301	3,703
Total cost of revenue	3,301	3,703
Gross profit	5,915	5,479
Operating expenses:
Research and development	2,878	3,266
Sales and marketing	2,986	8,146
General and administrative	7,964	10,345
Total operating expenses	13,828	21,757
Loss from operations	(7,913)	(16,278)
Other (expense) income, net:
Change in fair value of warrant liabilities	(5,607)	1,346
Change in fair value of convertible notes	170	-
Loss upon issuance of convertible notes carried at fair value	(1,198)	-
Interest expense, net	(41)	(33)
Other income (expense), net	1,809	1,871
Total other (expense) income, net	(4,867)	3,184
Net loss	$(12,780)	$(13,094)
Net loss per share - basic and diluted	$(0.37)	$(0.93)
Weighted average common shares used to compute basic and diluted net loss per common share	34,102,760	14,134,626

See accompanying notes to consolidated financial statements

Aspira Women’s Health Inc.

Consolidated Statements of Changes in Stockholders’ Deficit

(Amounts in Thousands, Except Share Amounts)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2023	10,645,049	$11	$515,927	$(518,303)	$(2,365)
Net loss	-	-	-	(13,094)	(13,094)
Common stock issued under 2023 Equity Line of Credit Agreement	949,574	1	1,900	-	1,901
Common stock issued under 2024 Direct Offering, net of issuance costs of $733	1,371,000	1	4,829	-	4,830
Common stock issued under Warrant Inducement Agreement, net of issuance costs of $277	1,711,111	2	1,860	-	1,862
Reclassification of Warrant Liability upon Exercise	-	-	245	-	245
Common stock issued under 2024 At the Market Agreement, net of issuance costs of $189	1,073,050	1	714	-	715
Common stock issued under 2024 Private Placement Offering, net of issuance costs of $72	1,248,527	1	1,837	-	1,838
Common stock issued under 2024 Securities Purchase Agreements	9,733	-	11	-	11
Warrant Exercise	200,000	-	-	-	-
Common stock issued for vested restricted stock awards	199,076	-	161	-	161
Stock-based compensation expense	-	-	1,333	-	1,333
Balance at December 31, 2024	17,407,120	17	528,817	(531,397)	(2,563)
Net loss	-	-	-	(12,780)	(12,780)
Common stock issued under 2024 At-the-Market Offering Agreement, net of issuance costs	12,277,441	12	3,325	-	3,337
Common stock issued for March 2025 Convertible Notes settlement	5,465,850	6	910	-	916
Common stock issued under 2025 Equity Purchase Agreement, net of issuance costs	354,988	1	24	-	25
Common stock issued under September 2025 Private Placement Offering, net of issuance costs	6,550,000	7	2,802	-	2,809
Common stock issued for exercised warrants	450,000	-	381	-	381
Common stock issued for entering into 2025 Lincoln Park Equity Line of Credit	824,493	-	412	-	412
Common stock issued for vested restricted stock awards	150,519	-	102	-	102
Stock-based compensation expense	-	-	429	-	429
Balance at December 31, 2025	43,480,411	$43	$537,202	$(544,177)	$(6,932)

See accompanying notes to consolidated financial statements

Aspira Women’s Health Inc.

Consolidated Statements of Cash Flows

(Amounts in Thousands)

	Year Ended
	December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(12,780)	$(13,094)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash lease expense	169	3
Depreciation and amortization	112	92
Stock-based compensation expense	531	1,494
Change in fair value of warrant liabilities	5,607	(1,346)
Change in fair value of March 2025 Convertible Notes	(170)	-
Loss upon issuance of March 2025 Convertible Notes carried at fair value	1,198	-
Loss on impairment and disposal of property and equipment	1	41
Financing expense for entering into 2025 Lincoln Park Equity Line of Credit	412	-
Changes in operating assets and liabilities:
Accounts receivable	(217)	469
Prepaid expenses and other assets	242	(115)
Inventories	68	(99)
Accounts payable	(936)	912
Accrued liabilities	(1,148)	(418)
Other liabilities	(118)	(52)
Net cash used in operating activities	(7,029)	(12,113)
Cash flows from investing activities:
Purchase of property and equipment	(16)	(37)
Purchase of intangible assets	(385)	-
Net cash used in investing activities	(401)	(37)
Cash flows from financing activities:
Principal repayment of DECD loan	(233)	(93)
Proceeds from 2023 Equity Line of Credit Agreement	-	1,901
Proceeds from 2024 Direct Offering	-	5,563
Payment of issuance costs for 2024 Direct Offering	-	(733)
Proceeds from Warrant Inducement Agreement	-	2,139
Payment of issuance costs for Warrant Inducement Agreement	-	(277)
Proceeds from 2024 Securities Purchase Agreements	-	11
Proceeds from 2024 At the Market Offering Agreement	3,484	904
Payment of issuance costs for 2024 At the Market Offering Agreement	(147)	(189)
Proceeds from 2024 Private Placement Offering	-	1,910
Payment of issuance costs for 2024 Private Placement Offering	-	(72)
Proceeds from 2025 Private Placement Offering	2,949	-
Payment of issuance costs for 2025 Private Placement Offering	(140)	-
Proceeds from issuance of common stock from exercise of warrants	112	-
Proceeds from March 2025 Convertible Notes	1,366	-
Proceeds from 2025 Equity Purchase Agreement	25	-
Net cash provided by financing activities	7,416	11,064
Net decrease in cash and cash equivalents	(14)	(1,086)
Cash and cash equivalents , beginning of year	1,769	2,855
Cash and cash equivalents , end of year	$1,755	$1,769
Supplemental disclosure of cash flow information:
Cash paid for interest	$34	$49
Supplemental disclosure of noncash investing and financing activities:
Increase in right-of-use assets	$-	$895
Fair value of warrants issued in conjunction with Warrant Inducement Agreement	$-	$1,323
Fair value of warrants issued upon conversion of March 2025 Convertible Notes	$1,477	$-
Fair value of common stock issued upon conversion of March 2025 Convertible Notes	$916	$-

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

The Company’s products are distributed through its direct national sales force, including field sales and inside sales. OvaSuite tests are marketed to both physicians via a direct referral to Aspira as well as to laboratories via the Aspira Synergy platform. The Company also engages in channel distribution partnerships by which OvaSuite is distributed via laboratory partners such as BioReference Health, LLC. and ARUP.

Going Concern

The Company has incurred significant net losses and negative cash flows from operations since inception, and as a result has an accumulated deficit of approximately $544,177,000 and working capital of $598,000 as of December 31, 2025. For the year ended December 31, 2025, the Company incurred a net loss of $12,780,000 and used cash in operations of $7,029,000. The Company also expects to incur a net loss and negative cash flows from operations for 2026. In order to continue its operations as currently planned through 2026 and beyond, the Company will need to raise additional capital. The Company expects to take further action to protect its liquidity position. Such actions may include, but are not limited to:

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

There can be no assurance that the Company will achieve or sustain profitability or positive cash flow from operations. Management expects cash from product sales and licensing to be the Company’s only material, recurring source of cash in 2026. Given the above conditions, there is substantial doubt about the Company’s ability to continue as a going concern within one year after the date these financial statements are filed. The consolidated financial statements have been prepared on a going concern basis and do not include any adjustments that might result from these uncertainties.

On April 15, 2025, the Company received written notice from the Office of General Counsel of The Nasdaq Stock Market (“Nasdaq”) indicating that the Nasdaq Hearings Panel determined to delist the Company’s shares from Nasdaq due to the Company’s failure to meet Nasdaq’s continued listing standard under Nasdaq Listing Rule 5550(b)(1), which required the Company to maintain a minimum of $2.5 million in stockholders’ equity for continued listing on the Nasdaq Capital Market. The Company’s common stock was traded on the OTC Markets Group effective at the open of trading on April 17, 2025 under the symbol “AWHL.” The Company’s common stock is currently traded on the OTC QX Best Market.

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

The following table summarizes financial statement line items regularly provided to the CODM (in thousands).

	December 31,
(in thousands)	2025	2024
Total Assets	$5,456	$5,491

Total Revenue	$9,216	$9,182
Less:
Personnel costs	(6,994)	(13,042)
Professional fees	(4,127)	(5,191)
Postage and kit costs	(1,341)	(1,358)
Travel expenses	(235)	(1,041)
Lab related expenses	(1,620)	(1,455)
Software licenses and maintenance costs	(691)	(795)
Other segment item(1)	(2,121)	(2,579)
Other (expense) income, net	(4,867)	3,185
Net Loss	$(12,780)	$(13,094)

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

Financial instruments of the Company consist primarily of cash and cash equivalents, accounts receivable, accounts payable, debt and warrant liabilities.

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

Cash and cash equivalents, accounts receivable, and accounts payable are considered Level 1 and are carried at cost due to their short-term nature and their market interest rates. Warrant liabilities are considered Level 2 or Level 3 and are recorded at fair value at the end of each reporting period. Debt is considered Level 3, which the Company does not record at fair value. The carrying value of debt approximates fair value due to its interest rate approximating market rates of interest available to the Company for similar instruments.

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

The Company also reviews its patient account population and determines an appropriate distribution of patient accounts by payer (i.e., Medicare, patient pay, other third-party payer, etc.) into portfolios with similar collection experience. The Company has elected this practical expedient that, when evaluated for collectability, results in a materially consistent revenue amount for such portfolios as if each patient account were evaluated on an individual contract basis. For the years ended December 31, 2025 and 2024, there were no adjustments to estimates of variable consideration to derecognize revenue for services provided in a prior period; however, additional revenue of approximately $343,000 and $4,000 was recognized for the years ended December 31, 2025 and 2024, respectively. There were no impairment losses on accounts receivable recorded for the years ended December 31, 2025 and 2024.

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

Patent Costs

Costs incurred in filing, prosecuting and maintaining patents (principally legal fees) are expensed as incurred and recorded within general and administrative expenses on the Company’s consolidated statements of operations. Such costs aggregated to approximately $261,000 and $274,000 for the years ended December 31, 2025 and 2024, respectively.

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

The Company qualified for federal government assistance through the ERC. For the years ended December 31, 2025 and 2024, the Company received approximately $1,013,000 and $38,000, respectively, from the Internal Revenue Service for payroll tax refunds for 2020 and 2021. The Company recorded the receipt as other income in its accompanying consolidated statements of operations.

On October 23, 2024, the Advanced Research Projects Agency for Health (“ARPA-H”) announced that it had selected the Company as an awardee of the Sprint for Women’s Health. As an awardee, the Company could have received $10,000,000 in funding over two years through the Sprint for Women’s Health launchpad track for later-stage health solutions. The Company was entitled to payments based on the completion of certain agreed-upon milestones. The award also provided for access to advisors to support the successful completion and commercial launch of the test before the end of the two-year contract term.

The Company met the first milestone for payment in the fourth quarter of 2024 and received a payment of $2,000,000. The second milestone was met during the first quarter of 2025 and the Company received a payment of $1,500,000, which is recognized in Other expense (income), net in the consolidated statement of operations for the year ended December 31, 2025.

On June 9, 2025, Aspira received notice from ARPA-H that ARPA-H and the assigned managing contractor, VentureWell, have determined that Aspira had not met the specifications of the third milestone, and have therefore elected to terminate the ENDOinform development program contract. The Company continues to work on ENDOinform and is endeavoring to have the award reinstated.

Contingencies

The Company accounts for contingencies in accordance with ASC 450, Contingencies (“ASC 450”), which requires that an estimated loss from a loss contingency be accrued when (i) information available prior to issuance of the financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and (ii) when the amount of the loss can be reasonably estimated. Accounting for contingencies such as legal and contract dispute matters requires the use of management’s judgment. Management believes that the

Company’s accruals for these matters are adequate. Nevertheless, the actual loss from a loss contingency might differ from management’s estimates.

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

Operating leases are included in right-of-use operating assets, current lease liabilities, and noncurrent lease liabilities in the consolidated balance sheets as of December 31, 2025 and 2024.

NOTE 2: RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Standards

In June 2022, the FASB issued ASU No. 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (“ASU 2022-03”) to clarify guidance in Topic 820 on the fair value measurement of an equity security that is subject to a contractual sale restriction and also requires specific disclosures related to an equity security. ASU 2022-03 was effective for fiscal years beginning after December 15, 2024, including interim periods within the fiscal year. Early adoption was permitted. The Company adopted ASU 2022-03 on January 1, 2025. The adoption of this standard did not result in a material impact on the Company’s results of operations, financial position, or cash flows.

In March 2023, the FASB issued ASU No. 2023-01, Leases (Topic 842): Common Control Arrangements (“ASU 2023-01”). ASU 2023-01 clarified the accounting for leasehold improvements for leases under common control. The guidance was effective for fiscal years beginning after December 15, 2024, including interim periods within those fiscal years. Early adoption was permitted. ASU 2023-01 was adopted by The Company on January 1, 2025. The adoption of this standard did not have a material impact on the Company’s results of operations, financial position, or cash flows.

In October 2023, the FASB issued ASU No. 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative (“ASU 2023-06”). The amendments in this ASU are expected to clarify or improve disclosure and presentation requirements of a variety of ASC topics by aligning them with the SEC’s regulations. ASU 2023-06 was effective for each amendment on the effective date of the SEC’s corresponding disclosure rule changes. The adoption of ASU 2023-06 did not have a material impact on the Company’s results of operations, financial position, or cash flows.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”) that addresses requests for improved income tax disclosures from investors that use the financial statements to make capital allocation decisions. Public entities were required to adopt the new guidance for fiscal years beginning after December 15, 2024. The amendments in this ASU must be applied on a retrospective basis to all prior periods presented in the financial statements and early adoption was permitted. The Company adopted ASU 2023-09 on January 1, 2025. The adoption of ASU 2023-09 did not have a material impact on its results of operations, financial position, or cash flows. For additional information, see Note 11, Income Taxes.

Recently Issued Accounting Standards

In November 2024, the FASB issued ASU No. 2024-03, Income Statement – Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”) that requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. The standard will become effective for annual periods beginning after December 15, 2026, with early adoption permitted. The Company is currently evaluating the impact the adoption of ASU 2024-03 may have on its results of operations, financial position or cash flows.

In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”). The guidance provides a practical expedient that all entities may elect to apply to accounts receivable and contract assets arising from transactions accounted for under ASC 606, Revenue from Contracts with Customers. ASU 2025-05 will allow entities to assume that current conditions as of the balance sheet date do not change for the remaining life of the assets when estimating expected credit losses for such assets. The update will be effective for the Company beginning after December 15, 2025, with early adoption permitted. The Company is currently evaluating the impact the adoption of ASU 2025-05 may have on its results of operations, financial position or cash flows.

In September 2025, the FASB issued ASU No. 2025-06, Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”), which clarifies and modernizes the accounting for costs related to internal-use software in ASC Topic 350-40, Intangibles —Goodwill and Other — Internal-Use Software (ASC 350-40). ASU 2025-06 removed all references to project stages throughout ASC 350-40, and requires entities to begin capitalizing software costs when both of the following occur: (1) management, with the relevant authority, implicitly or explicitly authorizes and commits to funding a computer software project; and (2) it is probable that the project will be completed and the software will be used to perform the function intended (referred to as the probable-to-complete recognition threshold). The guidance is effective for annual periods beginning after December 15, 2027 and interim periods within those annual reporting periods. Early adoption is permitted. ASU 2025-06 can be either applied on a prospective basis, retrospective or modified prospective basis based on the status of the project and whether software costs were capitalized before the date of adoption. The Company is currently evaluating the impact the adoption of ASU 2025-06 may have on its results of operations, financial position or cash flows.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements (“ASU 2025-11”), which clarifies interim disclosure requirements by improving the navigability of the required interim disclosures and clarifying when that guidance is applicable. The standard is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. ASU 2025-11 can be applied either prospectively or retrospectively to any or all periods presented in the financial statements. The Company is currently evaluating the impact the adoption of ASU 2025-11 may have on its results of operations, financial position or cash flows.

In December 2025, the FASB issued ASU 2025-12, Codification Improvements (“ASU 2025-12”), which amends various areas of the Codification to enhance consistency and make the standards easier for preparers and users to interpret. ASU 2025-12 intends to refine and simplify the original guidance where it may have been unclear. ASU 2025-12 is effective for annual periods beginning after December 15, 2026, and interim periods within those annual periods, with early adoption permitted. Entities may adopt the guidance using a prospective or retrospective approach. The Company is currently evaluating the impact the adoption of ASU 2025-12 may have on its results of operations, financial position or cash flows.

NOTE 3: STRATEGIC ALLIANCE WITH QUEST DIAGNOSTICS INCORPORATED

In March 2015, the Company reached an agreement with Quest Diagnostics Incorporated (“Quest Diagnostics”). Pursuant to this agreement, all Ova1 U.S. testing services for Quest Diagnostics customers were transferred to Aspira’s wholly-owned subsidiary, Aspira Labs, as of August 2015. Pursuant to this agreement, as amended as of July 18, 2025, Quest Diagnostics has continued to provide blood draw and logistics support by transporting specimens to Aspira Labs for testing and is billed by Quest Diagnostics for services performed. The purpose of the 2025 amendment was to add OvaWatch to the U.S testing services for Quest Diagnostics customers and to extend the term of the agreement from December 31, 2023 to December 31, 2025. Under the terms of the agreement, as amended, the Company is required to pay a monthly fee of $2,000 for the services of a part-time Quest Diagnostics project manager. As the contract has expired, the parties are currently negotiating a renewal agreement. As of December 31, 2025, the Company has $46,000 accrued and payable to Quest Diagnostics for phlebotomy services rendered on behalf of the Company under the terms of the agreements.

NOTE 4: PROPERTY AND EQUIPMENT

The components of property and equipment as of December 31, 2025 and 2024 were as follows:

	Estimated	December 31,
(in thousands)	Useful Life	2025	2024
Machinery and equipment	3 - 5 years	$345	$363
Computer equipment and software	3 years	794	882
Furniture and fixtures	5 years	148	150
Leasehold improvements	(1)	68	68
Gross property and equipment		1,355	1,463
Accumulated depreciation and amortization		(1,308)	(1,394)
Property and equipment, net		$47	$69
(1)	Lesser of remaining lease term or estimated useful life

Depreciation expense for property and equipment was $37,000 and $92,000 for the years ended December 31, 2025 and 2024, respectively.

NOTE 5: INTANGIBLE ASSETS

During the year ended December 31, 2025, the Company purchased the software to provide integrated care plans for adnexal mass risk management. The Company classified the software as an Intangible asset.

Intangible assets as of December 31, 2025 and December 31, 2024 were as follows.

	Estimated	December 31,	December 31,
(in thousands)	Useful Life	2025	2024
Capitalized software	3 years	385	-
Accumulated amortization		(75)	-
Capitalized software, net		$310	$-

Amortization expense for intangible assets was $75,000 and $0 for the years ended December 31, 2025 and 2024, respectively.

As of December 31, 2025, the annual amounts of amortization of the Company’s intangible assets are shown in the table below.

	Amortization by Period
(in thousands)	Total	2026	2027	2028
Estimated future amortization	$310	$128	$128	$54
Total	$310	$128	$128	$54

NOTE 6: ACCRUED LIABILITIES

The components of accrued liabilities as of December 31, 2025 and 2024 were as follows:

	December 31,	December 31,
(in thousands)	2025	2024
Payroll and benefits related expenses	$194	$1,448
Collaboration and research agreements expenses	266	228
Professional services	679	253
Other accrued liabilities	158	516
Total accrued liabilities	$1,297	$2,445

NOTE 7: COMMITMENTS, CONTINGENCIES AND DEBT

Convertible Notes

On March 5, 2025, the Company entered into a securities purchase agreement with certain existing accredited shareholders (the “Purchasers”) for the issuance and sale in a private placement of an aggregate gross principal amount of $1,365,500 in the form of Convertible Notes (the “March 2025 Convertible Notes”). The Company incurred third-party issuance costs of $50,000 in connection with the March 2025 Convertible Notes which were expensed within general and administrative expenses on its unaudited condensed consolidated statement of operations for the year ended December 31, 2025. The March 2025 Convertible Notes were convertible into Units at a conversion price of $0.25 per Unit (the “Conversion Price”), with each Unit consisting of one share of common stock and 2.25 warrants (the “March 2025 Warrants”) to purchase shares of common stock.

The Company elected to measure the March 2025 Convertible Notes using the fair value option under ASC 825 because the warrants issuable upon conversion of the March 2025 Convertible Notes are not indexed to the Company’s stock. They include a variable exercise price that violates the fixed-for-fixed concept under ASC 815. Further, as the March 2025 Convertible Notes were issued at par (gross cash proceeds equaled the principal of the March 2025 Convertible Notes), the March 2025 Convertible Notes were not issued at a substantial premium and are eligible for the fair value option under ASC 825.

As the Company required the proceeds from the March 2025 Convertible Notes to sustain its operations, the terms were not favorable to the Company and the March 2025 Convertible Notes were issued as a discount. This resulted in the fair value of the March 2025 Convertible Notes upon issuance exceeding the proceeds received; and as such, the Company recognized the excess of approximately $1,198,000 in loss upon issuance of March 2025 Convertible Notes consolidated statement of operations during the year ended December 31, 2025.

The Company recorded the March 2025 Convertible Notes on its books at fair value. The fair value of the March 2025 Convertible Notes was calculated by backing out the fair value of the March 2025 Warrants, which was estimated using a Monte Carlo simulation pricing model. The Monte Carlo simulation pricing model uses Level 3 inputs due to its incorporation of significant inputs that are not observable in the market. The fair value of the convertible notes at issuance was approximately $2,563,000. Accordingly, on the date of issuance, the Company recorded the loss of $1,198,000, which is the difference between the fair value and the proceeds received. The March 2025 Convertible Notes were marked to market through the date of conversion, March 12, 2025. The change in fair value from the date of issuance through the date of conversion was a gain of $170,000 which was recorded as change in fair value of March 2025 Convertible Notes in the accompanying condensed consolidated financial statements.

The Purchasers of the March 2025 Convertible Notes are entitled to three representatives on the Company’s board of directors.

In addition, the Company granted the Purchasers of the March 2025 Convertible Notes certain customary registration rights with respect to the shares of common stock and shares of common stock underlying the March 2025 Warrants.

Pursuant to the terms of the agreement, the Company exercised its option to convert the March 2025 Convertible Notes into units at the Conversion Price when the sum of the net proceeds from the sale of the March 2025 Convertible Notes and the net proceeds from the sale of any shares of common stock and warrants by the Company subsequent to the March 2025 Convertible Notes exceeded $4,000,000. On March 11, 2025, the Company sold 9,476,837 shares of common stock under an at the market offering agreement for net proceeds of $2,703,000, which settled on March 12, 2025 and which combined with the $1,316,000 net proceeds from the March 2025 Private Placement exceeded the $4,000,000 requirement. As such, the March 2025 Convertible Notes, including interest accrued, for a total of $1,366,458 were converted into Units on March 12, 2025. A gain on the conversion of the March 2025 Convertible Notes of $170,000 was recorded as a change in fair value of March 2025 Convertible Notes in the Company’s unaudited condensed consolidated statement of operations for the year ended December 31, 2025. See Note 8, Common Stock, for further discussion on the March 2025 Warrants.

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

Under the terms of the DECD Loan Agreement, the Company was eligible for forgiveness of up to $1,500,000 of the principal amount of the loan if it was able to achieve certain job creation and retention milestones by December 31, 2022. On June 26, 2023, the Company was notified by the DECD that the Company satisfied all job creation and retention requirements under the loan agreement to receive forgiveness of $1,000,000. If the Company failed to maintain its Connecticut operations through March 22, 2026, the DECD may have required early repayment of a portion or all of the loan plus a penalty of 5% of the total funded loan.

On January 30, 2024, the Company was granted a deferral of interest and principal payments on a portion of the remaining outstanding balances through June 1, 2024. The Company determined the loan deferrals met the definition of a troubled debt restructuring under ASC 470-60, Troubled Debt Restructurings by Debtors, as the Company was experiencing financial difficulties, and the lenders granted a concession. The future undiscounted cash flows of the DECD loan after the loan deferrals exceeded the carrying value of the DECD loan prior to the loan deferrals. As such no gain was recognized as a result of the deferrals.

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

Long-term debt consisted of the following:

	December 31,	December 31,
(in thousands)	2025	2024
DECD loan, net of issuance costs	$1,277	$1,507
Less: Current portion, net of issuance costs	(236)	(229)
Total long-term debt, net of issuance costs	$1,041	$1,278

As of December 31, 2025, the annual amounts of future minimum principal payments due under the Company’s contractual obligation are shown in the table below. Unamortized debt issuance costs for the DECD loan were $1,000 as of December 31, 2025. Debt related to the insurance promissory note of $493,000, as described below, is not included in the following table due to the insurance promissory note being cancelable.

	Payments Due by Period
(in thousands)	Total	2026	2027	2028	2029	2030	Thereafter
DECD Loan	$1,278	$236	$146	$213	$217	$221	$245
Total	$1,278	$236	$146	$213	$217	$221	$245

The DECD loan is classified within Level 3 of the fair value hierarchy. The following table presents the carrying value and fair value of the DECD loan. The fair value is estimated based on the discounted cash flows using the prevailing marketing interest rates.

		December 31,		December 31,
		2025		2024
(in thousands)	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
DECD loan	Level 3	$1,277	$1,038	$1,511	$1,169

The Company recorded interest expense of approximately $33,000 and $36,000 for the DECD loan for the years ended December 31, 2025 and 2024, respectively.

Insurance Notes

During 2025 and 2024, the Company entered into insurance promissory notes for the payment of insurance premiums at an interest rate of 8.24% and 7.52% respectively, with an aggregate principal amount outstanding of approximately $493,000 and $614,000 as of December 31, 2025 and 2024, respectively. Interest paid for the promissory notes was $21,000 and $23,000 for the years ended December 31, 2025 and 2024, respectively. The amount outstanding in 2025 could be substantially offset by the cancellation of the related insurance coverage which is classified in prepaid insurance. The 2025 notes are payable in eleven monthly installments with a maturity date of October 1, 2026. The 2024 notes were payable in nine monthly installments with a maturity date of August 1, 2025.

The carrying value of the Company’s insurance promissory note approximates fair value at December 31, 2025 and 2024, due to the short-term nature of the insurance note and are classified as Level 2 within the fair value hierarchy.

Operating Leases

The Company leases facilities to support its business of discovering, developing and commercializing diagnostic tests in the fields of gynecologic disease. The Company’s principal facility, including the CLIA laboratory used by Aspira Labs, is located in Austin, Texas, and an administrative office is also located in Shelton, Connecticut.

In December 2024, the Company extended the Austin, Texas lease for an additional 54 months. The lease renewal also expanded the leased space. The Company’s renewed lease expires on August 31, 2031, with the option to extend the lease for an additional three years. Variable lease costs represent our share of the landlord’s operating expenses. The Company is not reasonably certain that it will exercise the three year renewal option beginning on September 1, 2031.

On May 30, 2023, the Company entered into a lease agreement for a facility in Shelton, Connecticut. The lease in Shelton, Connecticut cancelled and replaced the Trumbull, Connecticut office lease. The lease term is for five years, and its commencement date was October 1, 2023. Continuation of the lease after the lease term would be on a month-to-month basis.

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

The expense associated with these operating leases for the years ended December 31, 2025 and 2024 is shown in the table below (in thousands). Included in the amounts below are $44,000 of short-term lease expenses related to rent for three short-term leases for the year ended December 31, 2025. There were no short term lease expenses for the year ended December 31, 2024.

		Year Ended December 31,
Lease Cost	Classification	2025	2024
Operating rent expense
	Cost of revenue	$146	$87
	Research and development	89	42
	Sales and marketing	2	6
	General and administrative	46	61
Variable rent expense
	Cost of revenue	$60	$46
	Research and development	34	11
	Sales and marketing	2	7
	General and administrative	52	35

Based on the Company’s leases as of December 31, 2025, the table below sets forth the approximate future lease payments related to operating leases with initial terms of one year or more (in thousands).

Year	Payments
2026	$316
2027	283
2028	275
2029	230
2030	236
Thereafter	161
Total Operating Lease Payments	1,501
Less: Imputed Interest	(262)
Present Value of Lease Liabilities	1,239
Less: Unamortized Tenant Improvement Allowance	(29)
Less: Operating Lease Liability, current portion	(202)
Operating Lease Liability, non-current portion	$1,008

Supplemental disclosure of cash flow information related to leases for the years ended December 31, 2025 and 2024 is shown in the table below (in thousands).

	Year Ended December 31,
	2025	2024
Cash paid for amounts included in measurement of lease liabilities:
Operating cash outflows relating to operating leases	$411	$346
Weighted-average remaining lease term (in years)	5.1	5.9
Weighted-average discount rate	7.63%	7.59%

Non-cancelable Royalty Obligations and Other Commitments

The Company is a party to an amended research collaboration agreement with The Johns Hopkins University School of Medicine under which the Company licenses certain of its intellectual property directed at the discovery and validation of biomarkers in human subjects, including but not limited to clinical application of biomarkers in the understanding, diagnosis and management of human disease. Under the terms of the amended research collaboration agreement, Aspira is required to pay the greater of 4% royalties on net sales of diagnostic tests using the assigned patents or annual minimum royalties of $57,500. Royalty expense for the years ended December 31, 2025 and 2024 totaled $289,000 and $293,000, respectively, and is recorded in cost of revenue in the Company’s consolidated statements of operations.

Business Agreements

In August 2022, the Company entered into a sponsored research agreement with Harvard’s Dana-Farber Cancer Institute, Brigham & Women’s Hospital, and Medical University of Lodz (the “Dana-Farber, Brigham, Lodz Research Agreement”), for the generation of a multi-omic, non-invasive diagnostic aid to identify endometriosis based on circulating microRNAs and proteins. The Dana-Farber, Brigham, Lodz Research Agreement required payments to be made upon the achievement of certain milestones. Under the terms of and as further described in the Dana-Farber, Brigham, Lodz Research Agreement, payments of approximately $1,252,000 were due from the Company to the counterparties upon successful completion of certain deliverables as follows: 68% was paid in 2022, 15% was paid in 2023, and the remaining 17% was paid in 2025. During the year ended December 31, 2025, approximately $50,000 was recorded as research and development expense in the Company’s consolidated financial statement of operations for the project. During the year ended December 31, 2024, no expense was recorded as research and development expense in the Company’s consolidated financial statement of operations for the project. From the inception of the Dana-Faber, Brigham, Lodz Research Agreement through December 31, 2025, research and development expenses in the cumulative amount of $1,252,000 have been recorded and paid.

On March 20, 2023, the Company entered into a licensing agreement (“Dana-Faber, Brigham, Lodz License Agreement”) with Harvard’s Dana-Farber Cancer Institute, Brigham & Women’s Hospital, and Medical University of Lodz under which the Company will license certain of its intellectual property to be used in the Company’s OvaSuite product portfolio. Under the Dana-Faber, Brigham, Lodz License Agreement, the Company paid an initial license fee of $75,000, which was recorded as research and development expense on the Company’s consolidated financial statement of operations, and pays an annual license maintenance fee of $50,000 on each anniversary of the date of the Dana-Faber, Brigham, Lodz License Agreement. The Dana-Faber, Brigham, Lodz License Agreement also requires non-refundable royalty payments of up to $1,350,000 based on certain regulatory approvals and commercialization milestones and further royalty payments based on the net sales of the Company’s products included under the Dana-Faber, Brigham, Lodz License Agreement. No milestones have been reached as of December 31, 2025.

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

NOTE 8: COMMON STOCK

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

During the year ended December 31, 2025, no shares were sold under the 2023 Equity Line of Credit Agreement. During the year ended December 31, 2024, the Company sold 949,574 shares under the 2023 Equity Line of Credit Agreement for gross proceeds of approximately $1,900,000. Over the life of the 2023 Equity Line of Credit Agreement through December 31, 2025, the Company sold 1,310,517 shares for gross proceeds of approximately $3,078,000. The Company incurred approximately $326,000 of costs related to the execution of the 2023 Equity Line of Credit Agreement, all of which are reflected in the consolidated financial statements. The Company incurred approximately $0 and $249,000 for legal fees during the year ended December 31, 2025 and 2024, respectively, and included the costs in general and administrative expenses on its consolidated statement of operations. Under the terms of a Warrant Inducement Agreement, the Company agreed not to sell shares under the 2023 Equity Line of Credit Agreement for six months from the effective date of the Form S-3, which was September 3, 2024. As of March 30, 2026, the remaining availability under the 2023 Equity Line of Credit Agreement was $1,700,000 of shares of Common Stock that can be sold to Lincoln Park under the 2023 Equity Line of Credit Agreement; however, as the Company is no longer traded on Nasdaq, it does not have access to this facility.

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

During the year ended December 31, 2025, the Company sold 12,277,441 shares under the 2024 At the Market Offering Agreement for gross proceeds of approximately $3,484,000 before deducting expenses of approximately $147,000. The total gross proceeds to the Company over the life of the At the Market Offering Agreement is $4,388,000 and the value of the remaining availability was approximately $62,000 that could be sold to H.C. Wainwright under the 2024 At the Market Offering Agreement, subject to the terms of the 2024 At the Market Offering Agreement.

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

March 2025 Convertible Notes Settlement

On March 12, 2025, the Company issued the March 2025 Warrants upon the conversion of the March 2025 Convertible Notes. The March 2025 Warrants were exercisable for five years at $0.25 per share for the first 24 months after issuance, and $0.50 per share thereafter. In September 2025, the March 2025 Warrants were modified to a single exercise price of $0.35 per share and the termination date was extended to March 5, 2031.

The March 2025 Warrants are classified in warrant liabilities on the Company’s consolidated balance sheets. The March 2025 Warrants are classified as liabilities because the settlement amount is not indexed to the Company’s stock as required by ASC 815, Derivatives and Hedging.

2025 Equity Purchase Agreement

On April 4, 2025, the Company entered into an equity purchase agreement (the “2025 Equity Purchase Agreement”) with Triton Funds L.P. (“Triton”) for the purchase of up to $2,000,000 of the Company’s shares of common stock.

Pursuant to the 2025 Equity Purchase Agreement, the Company issued 354,988 shares of restricted common stock to Triton for $25,000 and upon effectiveness of a registration statement registering the shares of Common Stock, the Company will be able to close on the sale of up to $2,000,000 of Common Stock. The purchase price of the Common Stock is 75% of the lowest traded price of the Common Stock five (5) business days prior to a closing. Transaction costs of approximately $214,000 related to the execution of the 2025 Equity Purchase Agreement were incurred, all of which are recognized in Other expense (income), net in the consolidated financial statements.

2025 Private Placement Offering

On September 16, 2025, the Company entered into a securities purchase agreement with certain investors and board members in a private placement (the “2025 Private Placement Offering”). Pursuant to the 2025 Private Placement Offering, the Company issued an aggregate of 6,550,000 shares of its common stock and accompanying warrants (the “September 2025 Warrants”) to purchase an equal number of shares of common stock at a price of $0.45 per share and accompanying warrant. The September 2025 Warrants have an exercise price of $0.75 per share and are exercisable until their expiration on the fifth anniversary of the issuance date. The gross proceeds to the Company from the 2025 Private Placement Offering were approximately $2,950,000, before deducting issuance costs of approximately $140,000.

The Company evaluated the September 2025 Warrants and concluded that they met the criteria to be classified as equity within additional paid-in-capital.

2025 Lincoln Park Equity Line of Credit Agreement

On December 23, 2025, the Company entered into an equity purchase agreement (the “2025 Lincoln Park Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which Lincoln Park committed to purchase, at the Company’s direction from time to time, up to an aggregate of $10,000,000 of the Company’s Common Stock. In connection therewith, the Company also entered into a registration rights agreement with Lincoln Park (the “Registration Rights Agreement” and, together with the 2025 Lincoln Park Agreement, the “Lincoln Park Agreements”), pursuant to which the Company agreed to file with the U.S. Securities and Exchange Commission (the “SEC”) a

registration statement covering the resale by Lincoln Park of the shares of Common Stock that have been and may be issued and sold to Lincoln Park under the 2025 Lincoln Park Agreement, including the commitment shares described below, and to take such other actions as are reasonably necessary to maintain the effectiveness of such registration statement as provided in the Registration Rights Agreement.

Under the terms of the 2025 Lincoln Park Agreement, from and after the date on which the conditions to Lincoln Park’s purchase obligations have been satisfied, including that the registration statement described above is declared effective by the SEC and a final prospectus is filed with the SEC (the “Commencement Date”), the Company will have the right, but not the obligation, in its sole discretion to direct Lincoln Park to purchase shares of Common Stock from time to time over a period of up to 24 months, for aggregate gross proceeds to the Company of up to $10,000,000. Lincoln Park has no right to require the Company to sell any shares of Common Stock, but Lincoln Park is obligated to make purchases of Common Stock from the Company as directed by the Company in accordance with the 2025 Lincoln Park Agreement.

From and after the Commencement Date, on any business day on which the closing sale price of the Common Stock is greater than $0.10 per share, the Company may, by written notice, direct Lincoln Park to purchase up to 50,000 shares of Common Stock (a “Regular Purchase”), which amount may be increased to up to 75,000 shares if the closing sale price is not below $0.50 per share and up to 100,000 shares if the closing sale price is not below $0.75 per share, in each case subject to a maximum dollar amount of $500,000 per Regular Purchase. The purchase price per share for each Regular Purchase will be equal to 95% of the lower of (i) the lowest sale price of the Common Stock on the applicable purchase date and (ii) the average of the three lowest closing sale prices of the Common Stock during the ten business days immediately preceding the applicable purchase date. Regular Purchases may be effected as frequently as each business day after the close of trading so that the applicable purchase price is fixed and known at the time the Company elects to sell shares to Lincoln Park.

In addition, if the Company directs Lincoln Park to purchase the maximum number of shares permitted in a Regular Purchase on an applicable purchase date, then, in addition to such Regular Purchase and subject to the satisfaction of certain conditions and limitations set forth in the Purchase Agreement, the Company may also direct Lincoln Park to purchase additional shares of Common Stock in one or more accelerated purchases (each, an “Accelerated Purchase”) on the following business day. The Company may set a minimum price threshold for any Accelerated Purchase in the related notice. For any Accelerated Purchase, Lincoln Park will purchase the lesser of (i) three times the number of shares purchased in the corresponding Regular Purchase and (ii) 30% of the trading volume on the Accelerated Purchase date, at a purchase price per share equal to the lower of 95% of (x) the closing sale price on the Accelerated Purchase date and (y) the volume-weighted average price for such date. Subject to satisfaction of the applicable conditions, the Company may direct multiple Accelerated Purchases in a single trading day, provided share deliveries for prior purchases have been completed.

The 2025 Lincoln Park Agreement contains customary terms, conditions, representations and warranties, and indemnification obligations of the parties. The Company may terminate the 2025 Lincoln Park Agreement at any time, for any reason or no reason, upon one business day’s prior written notice to Lincoln Park, at no cost or penalty. Following the Commencement Date, upon the occurrence of specified suspension events described in the 2025 Lincoln Park Agreement, including, among others, the unavailability of the registration statement for resales, trading suspensions, certain breaches of representations or covenants having or reasonably likely to have a material adverse effect, and certain listing or eligibility events, the Company will not be permitted to direct Lincoln Park to purchase shares until the applicable suspension event is cured or waived; provided that Lincoln Park does not have the right to terminate the 2025 Lincoln Park Agreement as a result of any such suspension event. In addition, the 2025 Lincoln Park Agreement prohibits the Company from directing Lincoln Park to purchase any shares of Common Stock if such shares, when aggregated with all other shares then beneficially owned by Lincoln Park and its affiliates, would result in Lincoln Park beneficially owning more than 4.99% of the outstanding shares of Common Stock, which beneficial ownership cap may be increased by Lincoln Park to up to 9.99% upon 61 days’ prior written notice to the Company.

As consideration for Lincoln Park’s commitment to purchase shares under the 2025 Lincoln Park Agreement, on the date of the 2025 Lincoln Park Agreement the Company issued to Lincoln Park 824,493 shares of Common Stock (the “Commitment Shares”). Transaction costs of approximately $412,000 related to the execution of the 2025 Lincoln Park

Agreement were incurred, all of which are recognized in Other expense (income), net in the consolidated financial statements. Also included in Other expense (income), net, was a referral fee related to the 2025 Lincoln Park Agreement in the amount of $84,000. In addition, the Company incurred approximately $85,000 for legal fees and $28,000 related to the 2025 Lincoln Park Agreement during the year ended December 31, 2025, and included the costs in general and administrative expenses on its consolidated statement of operations.

The 2025 Lincoln Park Agreement prohibits the Company from entering into another equity line of credit or substantially similar arrangement during the 24-month term of the 2025 Lincoln Park Agreement; however, the Company may enter into or maintain an at-the-market offering program with a registered broker-dealer.

For additional information, see Note 13, Subsequent Events.

Warrants

Certain of the Company’s Warrants are classified as a long-term Warrant liability on the Company’s balance sheet. The fair value of the Warrants was estimated using Black-Scholes pricing model based on the following assumptions:

	December 31,
	2025			2024
	Amended March 2025 Warrants	Unmodified August 2022 Warrants	Modified August 2022 Warrants	Unmodified August 2022 Warrants	Modified August 2022 Warrants
Dividend yield	—%	—%	—%	—%	—%
Volatility	130.0%	175.9%	147.3%	111.3%	103.6%
Risk-free interest rate	3.73%	3.48%	3.55%	4.22%	4.28%
Expected lives (years)	5.18	1.64	3.07	2.64	4.07
Weighted average fair value	$0.572	$0.176	$0.369	$0.101	$0.162

The fair value of the August 2022 Warrants, which were deemed to be derivative instruments due to the certain contingent put feature, was determined using the Black-Scholes option pricing model. The Black-Scholes option pricing model was deemed to be an appropriate model due to the terms of the Warrants issued, including a fixed term and exercise price.

The fair value of the August 2022 Warrants was affected by changes in inputs to the Black-Scholes option pricing model including the Company’s stock price, expected stock price volatility, the contractual term, and the risk-free interest rate. This model uses Level 2 inputs, including stock price volatility, in the fair value hierarchy established by ASC 820 Fair Value Measurement.

The fair values of the August 2022 Warrants as of December 31, 2025 and December 31, 2024 were $97,000 and $61,000, respectively.

The Company recorded warrants in connection with the March conversion of Senior Secured Convertible Promissory Notes (the “Convertible Notes”) in 2025 (the “March 2025 Warrants”) in warrant liabilities. The March 2025 Warrants were deemed to be derivative instruments due to certain contingent put features. As discussed in Note 8, Common Stock, in connection with the conversion of convertible notes in March 2025, the Company issued warrants to purchase up to an aggregate of 12,298,177 shares of common stock. The March 2025 Warrants had an exercise price of $0.25 per share for the first 24 months after issuance, and $0.50 per share thereafter, but were modified in September 2025 to an exercise price of $0.35 per share (the “Amended March 2025 Warrants”), utilizing a fixed expiration date.

The fair value of the March 2025 Warrants as of December 31, 2025 and March 12, 2025 was approximately $6,777,000 and $1,477,000, respectively. The fair value of the March 2025 Warrants was estimated using a Monte Carlo simulation pricing model for its March 12, 2025 fair value assessment, which uses Level 3 inputs due to its incorporation of significant inputs that are not observable in the market. The mean present value across multiple simulation iterations was used to estimate the fair value of the March 2025 Warrants.

Following the modification, the fair value of the Amended March 2025 Warrants was determined using the Black-Scholes option pricing model, deemed to be an appropriate model due to the terms of the Amended March 2025 Warrants issued, including a fixed term and exercise price.

The following table presents the Company’s transfers from Level 3 to Level 2 for the year ended December 31, 2025. There were no transfers for the year ended December 31, 2024.

(Amounts in Thousands)	Balance as of January 1, 2025	Issuance of Warrants	Change in Far Value through Date of Modification	Exercises	Transfer out to Level 2	Balance as of December 31, 2025
Level 3 Warrant Liabilities	$-	$1,477	$3,414	$(270)	$(4,621)	$-

Warrants outstanding as of December 31, 2025 and 2024 were as follows:

					Number of Warrants
					Outstanding and Common
				Exercise	Stock Underlying Warrants
				Price	December 31,
	Issuance Date	Expiration Date	Classification	per Share	2025	2024
Unmodified August 2022 Warrants	August 25, 2022	August 25, 2027	Liability	$13.20	433,321	433,321
Modified August 2022 Warrants	August 25, 2022	August 25, 2027	Liability	$4.13	55,553	55,553
January 2024 Purchase Warrants	January 26, 2024	July 26, 2029	Equity	$4.13	171,000	171,000
July 2024 Purchase Warrants	July 9, 2024	July 9, 2027	Equity	$2.25	1,248,527	1,248,527
August 2024 Purchase Warrants	August 1, 2024	August 1, 2029	Equity	$1.36	2,566,667	2,566,667
Amended March 2025 Warrants	September 19, 2025	March 5, 2031	Liability	$0.35	11,848,177	-
September 2025 Warrants	September 19, 2025	September 19, 2031	Equity	$0.75	4,912,500	-
					21,235,745	4,475,068
(1)	Liability classified
(2)	Equity classified

NOTE 9: LOSS PER SHARE

The Company calculates basic loss per share using the weighted average number of shares of Aspira common stock outstanding during the period. The Company considers the August 2022 Warrants, the January 2024 Purchase Warrants, the July 2024 Purchase Warrants, the August 2024 Purchase Warrants, the March 2025 Warrants and the September 2025 Warrants to be participating securities, because holders of such instruments participate in the event a dividend is paid on common stock. The holders of the August 2022 Warrants, the January 2024 Purchase Warrants, the July 2024 Purchase Warrants, the August 2024 Purchase Warrants, the March 2025 Warrants and the September 2025 Warrants do not have a contractual obligation to share in the Company’s losses. As such, losses are attributed entirely to common stockholders and for periods in which the Company has reported a net loss, diluted loss per common share is the same as basic loss per common share.

	Year Ended
	December 31,
	2025	2024
Numerator:
Net Loss	$(12,780)	$(13,094)
Denominator:
Shares used in computing net loss per share, basic and diluted	34,102,760	14,134,626
Net loss per share, basic and diluted	$(0.37)	$(0.93)

Due to net losses for the years ended December 31, 2025 and 2024, diluted loss per share is calculated using the weighted average number of common shares outstanding and excludes the effects of potential shares of common stock that are antidilutive.

The potential shares of common stock that have been excluded from the diluted loss per share calculation above for the years ended December 31, 2025 and 2024 were as follows:

	Year Ended December 31,
	2025	2024
Stock options	3,114,229	876,249
Restricted stock units	-	149,061
Warrants	21,235,745	4,475,068
Potential common shares	24,349,974	5,500,378

NOTE 10: EMPLOYEE SHARE BASED COMPENSATION AND BENEFIT PLANS

2010 Stock Incentive Plan

The Company’s employees, directors, and consultants were eligible to receive awards under the Vermillion, Inc. Second Amended and Restated 2010 Stock Incentive Plan, which was replaced by the 2019 Plan (as defined below) with respect to future equity grants. As of December 31, 2025, there were no shares of Aspira common stock available for future grants under the 2010 Plan.

As of December 31, 2025, a total of 13,442 shares were reserved for issuance with respect to outstanding stock options.

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

Subject to the terms and conditions of the 2019 Plan, the initial number of shares authorized for grants under the 2019 Plan was 699,485. With shareholder approval, the total number of shares available to be issued as of December 31, 2025 has been increased to 4,532,818 shares. To the extent an equity award granted under the 2019 Plan expires or otherwise terminates without having been exercised or paid in full, or is settled in cash, the shares of common stock subject to such award will become available for future grant under the 2019 Plan. As of December 31, 2025, there were 790,376 shares of Aspira common stock available for future grants under the 2019 Plan.

The stock option activity under the 2019 Plan for the years ended December 31, 2025 and 2024 was as follows:

				Weighted
		Weighted		Average
		Average	Aggregate	Remaining
	Number	Exercise	Intrinsic	Contractual
	of Shares	Price	Value	Term
Options outstanding at December 31, 2024	861,342	6.11	$-	6.89
Options granted	2,912,131	0.27
Options forfeited or expired	(672,686)	5.19
Options outstanding at December 31, 2025	3,100,787	$6.11	$1,020,811	9.54

Vested and Exercisable options at December 31, 2025	1,499,581	$1.20	$375,726	9.54
(1)	Options outstanding include options vested and expected to vest

There were no options exercised for the years ended December 31, 2025 and 2024.

For the year ended December 31, 2025, the Company granted option awards under the 2019 Plan with a weighted average grant date fair value of $0.20.

Assumptions included in the fair value per share calculations during the year ended December 31, 2025, were (i) expected terms of two to three years, (ii) two to three year treasury interest rates of 3.51% to 4.25% and (iii) market close prices ranging from $0.07 to $0.72. The Company recorded $79,000 in forfeitures for the year ended December 31, 2025.

For the year ended December 31, 2024, the Company granted option awards under the 2019 Plan with a weighted average grant date fair value of $1.36.

Assumptions included in the fair value per share calculations for the year ended December 31, 2024, were (i) expected terms of one to three years, (ii) one to three year treasury interest rates of 3.58% to 4.96% and (iii) market close prices ranging from $0.75 to $4.87. The Company recorded $13,000 in forfeitures for the year ended December 31, 2024.

The following table summarizes RSU activity for the 2019 Plan for the years ended December 31, 2025 and 2024.

		Weighted Average
	Number of	Grant Date Fair
	Shares	Value per Share
RSUs outstanding at December 31, 2024	149,061	$1.02
RSUs granted	6,458	0.14
RSUs vested and issued	(150,519)	0.98
RSUs forfeited or expired	(5,000)	1.06
RSUs outstanding at December 31, 2025	-

During the years ended December 31, 2025 and 2024, the Company granted RSUs with a weighted average grant date fair value of $152,000 and $360,000, respectively. The total fair value of RSUs outstanding was $0 and $326,000 for the years ended December 31, 2025 and 2024, respectively.

Stock-based Compensation

The allocation of non-cash stock-based compensation expense by functional area for the years ended December 31, 2025 and 2024 was as follows.

	Year Ended
	December 31,
(in thousands)	2025	2024
Cost of revenue	$18	$36
Research and development	27	195
Sales and marketing	45	153
General and administrative	441	1,110
Total	$531	$1,494

As of December 31, 2025, total unrecognized compensation cost related to unvested stock option awards was approximately $289,000, and the related weighted average period over which it is expected to be recognized was 1.21 years. As of December 31, 2024, there was $294,000 in unrecognized compensation costs related to restricted stock units, and the related weighted average period over which it is expected to be recognized is 1.85 years.

401(k) Plan

The Company’s 401(k) Plan allows eligible employees to defer up to an annual limit of the lesser of 90.0% of eligible compensation or a maximum contribution amount subject to the Internal Revenue Service annual contribution limit. The Company is not required to make Company contributions under the 401(k) Plan. For the years ended December 31, 2025 and 2024, the Company did not make Company contributions to the 401(k) Plan.

NOTE 11: INCOME TAXES

There was no current income tax expense or benefit for the years ended December 31, 2025 or 2024 because of net losses during those years. These net losses were generated from domestic operations. Loss from continuing operations before income taxes for the years ended December 31, 2025 and 2024 were $12,780,000 and $13,094,000, respectively.

Based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company has provided a full valuation allowance against its net deferred tax assets at December 31, 2025 and 2024. Therefore, there was no deferred income tax expense or benefit for the years ended December 31, 2025 or 2024.

The components of net deferred tax assets at December 31, 2025 and 2024 were as follows:

	Year Ended December 31,
(in thousands)	2025	2024
Deferred tax assets:
Net operating losses	$31,076	$55,899
Capitalized research expenses	2,298	3,120
Fixed asset depreciation	427	477
Other	457	585
ASC 842 Right of Use Liability	286	300
Total deferred tax assets	34,544	60,381
Valuation allowance	(34,311)	(60,096)
Deferred tax assets	$233	$285

Deferred tax liabilities:
ASC 842 Right of Use Asset	$(233)	$(285)
Deferred tax liabilities	$(233)	$(285)

Net deferred tax assets	$-	$-

Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize these assets, a full valuation allowance has been established to offset the net deferred tax assets. In assessing the realization of deferred tax assets, management considered whether it was more likely than not that some, or all, of the deferred tax assets will be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income. Management has considered the history of the Company’s operating losses and believes that the realization of the benefit of the deferred tax assets cannot be reasonably assured.

Pursuant to Section 382 of the Internal Revenue Code, (the “IRC”), annual use of the Company’s net operating loss (“NOL”) carryforwards may be limited in the event a cumulative change in ownership of more than 50% occurs within a three-year period. Such ownership change could result in annual limitations on the utilization of tax attributes, including NOL carryforwards and tax credits. The Company performed an estimated analysis to determine if any additional ownership changes occurred during the year ended December 31 ,2025 and changes were identified. Since the Company identified changes in ownership, the Company’s deferred tax assets related to its federal and state NOLs in the amount of $27,147,000 and $7,236,000, respectively, were eliminated or restricted. Therefore, the Company removed the related asset from the deferred tax asset schedule with a corresponding reduction in the valuation allowance.

The Company had federal definite life NOL carryforwards of approximately $1,938,000 and $30,512,000 at December 31,2025 and 2024, respectively. Approximately $1,938,000 of the NOL carryforwards begin to expire during the year ended December 31, 2025 and become fully expired by 2038 and approximately $141,991,000 of NOL carryforwards, which were generated after the enactment of Tax Cuts and Jobs Act, have an indefinite life.

The valuation allowance was $34,311,000 and $60,096,000 at December 31, 2025 and 2024, respectively. The decrease of approximately $25,785,000 between 2025 and 2024 is primarily due to adjustments to the domestic deferred tax assets related to NOLs.

The Company’s gross deferred tax asset for state net operating losses and the valuation allowance for the year ended December 31, 2025 are each reduced by $152,000 to apply the IRC Section 382 NOL utilization limitation to the state of California NOLs.

The reconciliation of the statutory federal income tax rate to the Company’s effective tax rate for the years ended December 31, 2025 and 2024 was as follows:

	Year Ended December 31,
	2025	2024
Tax at federal statutory rate	21%	21%
State tax, net of federal benefit	1	3
Change in valuation allowance	201	(22)
Change in warrant valuation	(9)	2
Net operating loss reduction due to Section 382 limitation	(213)	(1)
Permanent items	(2)	(1)
Deferred adjustments, return to provision	1	(2)
Effective income tax rate	-%	-%

The Company files income tax returns in the U.S. and in various state jurisdictions with varying statutes of limitations. The Company has not been audited by the Internal Revenue Service or any state income or franchise tax agency. As of December 31, 2025, the Company’s federal returns for the years ended 2023 through the current period and most state returns for the years ended 2022 through the current period are still open to examination. In addition, all of the net operating losses and research and development credits generated in years earlier than 2022 and 2021, respectively, are still subject to Internal Revenue Service audit. The federal and California tax returns for the year ended December 31, 2024 reflect research and development carryforwards of $3,401,000 and $5,856,000, respectively. The Company does not anticipate claiming any additional research and development credits for the year ended December 31, 2025.

As of December 31, 2025, the Company’s gross unrecognized tax benefits are approximately $0. A reconciliation of the change in the Company’s unrecognized tax benefits is as follows:

(in thousands)	Federal Tax	State Tax	Total
Balance at December 31, 2023	$4,657	$6,067	$10,724
Return to provision true up	(282)	(211)	(493)
Decrease due to expirations during 2024	(974)	-	(974)
Balance at December 31, 2024	3,401	5,856	9,257
Decrease due to Section 383 limitations during 2025	(3,401)	(5,856)	(9,257)
Balance at December 31, 2025	$-	$-	$-

The decrease for the year ended December 31, 2025 is related to the section 383 limitation carryforward.

The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months. The Company recognizes interest and penalties related to unrecognized tax benefits within the interest expense line and other expense line, respectively, in its consolidated statement of operations and comprehensive loss. The Company has not recorded any interest or penalties as a result of uncertain tax positions as of December 31, 2025 and 2024. Accrued interest and penalties would be included within the related liability in the consolidated balance sheet.

The Company adopted ASU 2023-09, Improvements to Income Tax Disclosures (ASC 740), effective for the year ended December 31, 2025. ASU 2023-09 requires enhanced annual disclosures of the income tax rate reconciliation and income taxes paid, including disaggregation of reconciling items and cash taxes paid by jurisdiction, with separate disclosure for any reconciling item that equals or exceeds 5 percent of the amount computed by multiplying income (loss) from continuing operations before income taxes by the applicable statutory federal income tax rate. In connection with the adoption, the Company evaluated the disaggregation of its rate reconciliation and income taxes paid and determined that, other than the categories presented in the tables above, no additional reconciling items met the 5 percent significance threshold or were otherwise material for separate disclosure. For the year ended December 31, 2025, income taxes paid to the State of Texas totaled $10,712. Except for this additional disclosure, the adoption of ASU 2023-09 did not have a material impact on the Company’s income tax disclosures.

NOTE 12: RELATED PARTY TRANSACTIONS

On December 1, 2023, the Company entered into a consulting agreement with Biodesix, Inc. (the “Biodesix Agreement”) to assist with our miRNA product pipeline. Jack Schuler, a beneficial owner of more than 10% of the Company’s stock, is also a beneficial owner of more than 10% of the stock of Biodesix, Inc. Since the inception of the Biodesix Agreement, the Company has recorded $125,000 in costs under the Biodesix Agreement as research and development expense in its consolidated financial statement of operations. As of December 31, 2025 and 2024, the Company had $0 and $53,000, respectively, recorded as a current liability for Biodesix, Inc. in its consolidated balance sheet.

NOTE 13: SUBSEQUENT EVENTS

Subsequent to December 31, 2025 and through the date of this filing, the Company sold 20,000 shares under the 2025 Lincoln Park Agreement for gross proceeds of approximately $6,000. As of the date of issuance, total gross proceeds to the Company over the life of the 2025 Lincoln Park Agreement is $6,000 and the value of the remaining availability was approximately $9,994,000 that could be sold to Lincoln Park under the 2025 Lincoln Park Agreement, subject to the terms of the 2025 Lincoln Park Agreement.

On January 30, 2026, the Company entered into a Subordinated Business Loan and Security Agreement (the “Subordinated Loan Agreement”) with Agile Lending, LLC, as lead lender, and Agile Capital Funding, LLC, as collateral agent, pursuant to which the Lenders (as such term is defined in the Subordinated Loan Agreement) agreed to make a secured term loan to the Company and certain subsidiary co-borrowers.

The term loan is evidenced by a Subordinated Secured Promissory Note (the “Promissory Note”), which was issued in the principal amount of $1,050,000, will include interest charges of $441,000, and is scheduled to mature on August 26, 2026. The Promissory Note is expressly subordinated in right of payment to all Senior Indebtedness, as described in the Promissory Note. The collateral agent is authorized to take actions to perfect the security interests; however, the Subordinated Loan Agreement provides that a financing statement may be filed only upon an event of default. The Company will use the proceeds for general corporate purposes.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Aspira Women’s Health Inc.

Date: April 1, 2026	/s/ Michael Buhle
Michael Buhle
President and Chief Executive Officer (Principal Executive Officer)

Date: April 1, 2026	/s/ Brian Hungerford
Brian Hungerford
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

POWER OF ATTORNEY

Each of the undersigned officers and directors of Aspira Women’s Health Inc., hereby constitutes and appoints Michael Buhle and Brian Crawford, and each or any of them, as their true and lawful attorney-in-fact and agent, for them and in their name, place and stead, in any and all capacities, to sign their name to any and all amendments to this Report on Form 10-K, and other related documents, and to cause the same to be filed with the Securities and Exchange Commission, granting unto said attorneys, full power and authority to do and perform any act and thing necessary and proper to be done in the premises, as fully to all intents and purposes as the undersigned could do if personally present, and the undersigned for himself hereby ratifies and confirms all that said attorney shall lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Michael Buhle	President and Chief Executive Officer
Michael Buhle	(Principal Executive Officer) and Director	April 1, 2026

/s/ Brian Hungerford	Chief Financial Officer
Brian Hungerford	(Principal Financial Officer and Principal Accounting Officer)	April 1, 2026

/s/ John Fraser	Chair of the Board of Directors	April 1, 2026
John Fraser

/s/ Ellen Beausang	Director	April 1, 2026
Ellen Beausang

/s/ Jeffrey Cohen	Director	April 1, 2026
Jeffrey Cohen

/s/ Cynthia Hundorfean	Director	April 1, 2026
Cynthia Hundorfean

/s/ Winfred Parnell	Director	April 1, 2026
Winfred Parnell

/s/ Jane Pine Wood	Director	April 1, 2026
Jane Pine Wood