Form 10-Q
period 2026-03-31
Aspira Women's Health Inc.
filed 2026-05-15
CIK 926617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 12, 2026, the registrant had 43,500,411 shares of common stock, par value $0.001 per share, outstanding.

ASPIRA WOMEN’S HEALTH INC.

FORM 10-Q

For the Quarter Ended March 31, 2026

The following are registered and unregistered trademarks and service marks of Aspira Women’s Health Inc.: VERMILLION SM, ASPIRA WOMEN’S HEALTH®, OVA1®, OVERA®, ASPIRA LABS ®, OVACALC®, OVASUITESM, ASPIRA GENETIXSM, OVA1PLUS®, OVAWATCH®, ENDOCHECKSM, ENDOINFORMTM, OVAINFORMTM, OVAINHERITSM, ASPIRA SYNERGY®, OVA360SM, ASPIRA IVDSM, AND YOUR HEALTH, OUR PASSION®.

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Aspira Women’s Health Inc.

Condensed Consolidated Balance Sheets (unaudited)

(Amounts in Thousands, Except Share and Par Value Amounts)

	March 31,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$1,344	$1,755
Accounts receivable, net of reserves of $44 and $44, as of March 31, 2026 and December 31, 2025, respectively.	1,424	1,207
Prepaid expenses and other current assets	725	845
Inventories	292	256
Total current assets	3,785	4,063
Property and equipment, net	38	47
Intangible assets, net	278	310
Right-of-use assets	931	980
Other assets	56	56
Total assets	$5,088	$5,456
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$1,968	$1,237
Accrued liabilities	1,302	1,297
Current portion of long-term debt	238	236
Short-term debt	1,873	493
Current maturities of lease liabilities	214	202
Total current liabilities	5,595	3,465
Non-current liabilities:
Long-term debt	980	1,041
Non-current maturities of lease liabilities	956	1,008
Warrant liabilities	3,764	6,874
Total liabilities	11,295	12,388
Commitments and contingencies (Note 5)
Stockholders’ deficit:
Preferred stock, par value $0.001 per share, 5,000,000 shares authorized; no shares issued and outstanding at March 31, 2026 and December 31, 2025	-	-
Common stock, par value $0.001 per share, 200,000,000 shares authorized at March 31, 2026 and December 31, 2025; 43,500,411 and 43,480,411 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	44	43
Additional paid-in capital	537,250	537,202
Accumulated deficit	(543,501)	(544,177)
Total stockholders’ deficit	(6,207)	(6,932)
Total liabilities and stockholders’ deficit	$5,088	$5,456

See accompanying notes to the unaudited condensed consolidated financial statements.

Aspira Women’s Health Inc.

Condensed Consolidated Statements of Operations (unaudited)

(Amounts in Thousands, Except Share and Per Share Amounts)

	Three Months Ended
	March 31,
	2026	2025
Revenue:
Product	$1,967	$2,279
Total revenue	1,967	2,279
Cost of revenue:
Product	896	719
Total cost of revenue	896	719
Gross profit	1,071	1,560
Operating expenses:
Research and development	1,226	973
Sales and marketing	543	1,086
General and administrative	1,505	2,741
Total operating expenses	3,274	4,800
Loss from operations	(2,203)	(3,240)
Other (expense) income, net:
Change in fair value of warrant liabilities	3,110	921
Change in fair value of convertible notes	-	170
Loss upon issuance of convertible notes carried at fair value	-	(1,198)
Interest expense, net	(231)	(14)
Other income, net	-	1,508
Total other income, net	2,879	1,387
Net income (loss) before taxes	676	(1,853)
Income tax expense	-	-
Net income (loss)	$676	$(1,853)
Net income (loss) per share, basic	$0.02	$(0.09)
Net loss per share, diluted	$(0.05)	$(0.09)

Weighted average common shares used to compute basic net income (loss) per common share	43,492,279	21,590,573
Weighted average common shares used to compute diluted net loss per common share	45,773,842	21,590,573

See accompanying notes to the unaudited condensed consolidated financial statements.

Aspira Women’s Health Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Deficit (unaudited)

(Amounts in Thousands, Except Share Amounts)

	Common Stock
			Additional		Total
			Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2025	43,480,411	$43	$537,202	$(544,177)	$(6,932)
Net income	-	-	-	676	676
Common stock issued under equity line of credit with Lincoln Park	20,000	1	6	-	7
Stock-based compensation expense	-	-	42	-	42
Balance at March 31, 2026	43,500,411	$44	$537,250	$(543,501)	$(6,207)

Aspira Women’s Health Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Deficit (unaudited) (continued)

(Amounts in Thousands, Except Share Amounts)

	Common Stock
			Additional		Total
			Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2024	17,407,120	17	$528,817	$(531,397)	$(2,563)
Net loss	-	-	-	(1,853)	(1,853)
Common stock issued under 2024 At-the-Market Offering Agreement, net of issuance costs	12,277,441	12	3,325	-	3,337
Common stock issued for convertible notes settlement	5,465,850	6	910	-	916
Common stock issued for vested restricted stock awards	79,687	-	37	-	37
Stock-based compensation expense	-	-	66	-	66
Balance at March 31, 2025	35,230,098	$35	$533,155	$(533,250)	$(60)

See accompanying notes to the unaudited condensed consolidated financial statements.

Aspira Women’s Health Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

(Amounts in Thousands)

	Three Months Ended
	March 31,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$676	$(1,853)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Non-cash lease expense	9	18
Depreciation and amortization	40	13
Stock-based compensation expense	42	103
Change in fair value of warrant liabilities	(3,110)	(921)
Change in fair value of March 2025 Convertible Notes	-	(170)
Loss upon issuance of March 2025 Convertible Notes carried at fair value	-	1,198
Loss on impairment and disposal of property and equipment	1	-
Changes in operating assets and liabilities:
Accounts receivable	(217)	(110)
Prepaid expenses and other assets	120	297
Inventories	(36)	66
Accounts payable	731	(722)
Accrued liabilities	5	(792)
Other liabilities	1,380	(229)
Net cash used in operating activities	(359)	(3,102)
Cash flows from investing activities:
Net cash used in investing activities	-	-
Cash flows from financing activities:
Principal repayment of DECD loan	(59)	(58)
Proceeds from 2024 At the Market Offering Agreement	-	3,484
Payment of issuance costs for 2024 At the Market Offering Agreement	-	(147)
Proceeds from March 2025 Convertible Notes	-	1,366
Proceeds from 2025 Equity Purchase Agreement	7	-
Net cash (used in) provided by financing activities	(52)	4,645
Net decrease in cash and cash equivalents	(411)	1,543
Cash and cash equivalents, beginning of period	1,755	1,769
Cash and cash equivalents, end of period	$1,344	$3,312
Supplemental disclosure of cash flow information:
Cash paid for interest	$234	$9
Supplemental disclosure of noncash investing and financing activities:
Fair value of warrants issued upon conversion of March 2025 Convertible Notes	$-	$1,477
Fair value of common stock issued upon conversion of March 2025 Convertible Notes	$-	$916

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

The Company’s products are distributed through its direct national sales force, including field sales and inside sales. OvaSuite tests are marketed to both physicians via a direct referral to Aspira as well as to laboratories via the Aspira Synergy platform. The Company also engages in channel distribution partnerships by which OvaSuite is distributed via laboratory partners such as BioReference Health, LLC, Associated Regional University Pathologists (“ARUP”) and Mayo Clinic Laboratories (“Mayo”).

Going Concern and Liquidity

As of March 31, 2026, the Company had approximately $1,344,000 of cash and cash equivalents, an accumulated deficit of approximately $543,501,000, and working capital deficit of approximately $1,810,000. For the three months ended March 31, 2026, the Company realized net income of $676,000 and used cash in operations of $359,000. The Company has incurred significant net losses and negative cash flows from operations since inception. The Company also expects to continue to incur a net loss and negative cash flows from operations for the remainder of 2026. In order to fund operations, meet its capital requirements or satisfy the anticipated obligations as they become due, the Company expects to take further action to protect its liquidity position, which include, but are not limited to:

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

There can be no assurance that the Company will achieve or sustain profitability or positive cash flow from operations. Management expects cash from product sales and licensing to be the Company’s only material, recurring source of cash in 2026. Given the above conditions, there is substantial doubt about the Company’s ability to continue as a going concern within one year after the date these consolidated interim financial statements are issued. The unaudited condensed consolidated financial statements have been prepared on a going concern basis and do not include any adjustments that might result from these uncertainties.

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

The unaudited condensed consolidated financial statements and related disclosures have been prepared with the presumption that users of the unaudited condensed consolidated financial statements have read or have access to the audited consolidated financial statements for the preceding fiscal year. The consolidated balance sheet at December 31, 2025 included in this report has been derived from the audited consolidated financial statements at that date but does not include all the information and notes required by GAAP. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2025, included in the Company’s Annual Report on Form 10-K, filed with the SEC on April 1, 2026.

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

The Company also reviews its patient account population and determines an appropriate distribution of patient accounts by payer (i.e., Medicare, patient pay, other third-party payer, etc.) into portfolios with similar collection experience. The Company has elected this practical expedient that, when evaluated for collectability, results in a materially consistent revenue amount for such portfolios as if each patient account were evaluated on an individual contract basis. During the three months ended March 31, 2026 and 2025, there were no adjustments to estimates of variable consideration to derecognize revenue for services provided in a prior period; however, there was approximately $32,000 and $0 additional revenue recognized related to prior quarters for the three months ended March 31, 2026 and 2025, respectively. There were no impairment losses on accounts receivable recorded during the three months ended March 31, 2026 or 2025.

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

The accounting policies of the Company’s single segment are the same as those described in this summary of significant accounting policies. The CODM assesses the performance of the Company’s single segment and decides how to allocate resources based on consolidated net income (loss). Under the current organizational structure, this measure is not discretely available or required individually for any of the Company’s business activities and is only available at the consolidated level. The monitoring of budgeted versus actual results are used in assessing performance of the Company’s single segment, allocating resources and in establishing management’s compensation. The measure of segment assets is reported on the consolidated balance sheet as total consolidated assets. Consolidated revenue does not include any inter-segment sales or transfers.

The following table summarizes financial statement line items regularly provided to the CODM (in thousands).

	Three Months Ended
	March 31,
(in thousands)	2026	2025
Total Assets	$5,088	$6,716

Total Revenue	$1,967	$2,279
Less:
Personnel costs	(1,717)	(2,356)
Professional fees	(547)	(1,528)
Postage and kit costs	(284)	(343)
Travel expenses	(64)	(60)
Lab related expenses	(872)	(343)
Software licenses and maintenance costs	(210)	(187)
Other segment item(1)	(476)	(702)
Other income, net	2,879	1,387
Net income (loss)	$676	$(1,853)

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

Recent Accounting Pronouncements

Standards Yet to be Adopted

In November 2024, the FASB issued ASU No. 2024-03, Income Statement – Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”) that requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. The standard will become effective for annual periods beginning after December 15, 2026. The

Company is currently evaluating whether the adoption of ASU 2024-03 will have a material impact on its results of operations, financial position or cash flows.

In July 2025, the FASB issued ASU No. 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”) to reduce the complexity of applying credit losses under ASC 326-320. ASU 2025-05 provides a practical expedient permitting an entity to assume current conditions as of the balance sheet date that do not change for the remaining life of the current accounts receivable and current contract assets. ASU 2025-05 also provides for an accounting election which allows an entity to consider cash collection activity after the balance sheet date when estimating expected credit losses on current accounts receivable and current contract assets. The standard will become effective for annual periods beginning after December 15, 2025. The Company is currently evaluating whether the adoption of ASU 2025-05 will have a material impact on the Company’s consolidated results of operations, financial position, or cash flows.

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

The Company recorded warrants in connection with a public offering in 2022 (the “August 2022 Warrants”) in warrant liabilities. As discussed in Note 7 to the unaudited condensed consolidated financial statements, in connection with a registered direct offering in 2024, the Company amended certain of the August 2022 Warrants to purchase up to an aggregate of 366,664 shares of common stock (the “Modified August 2022 Warrants”). The terms of the remaining 433,321 of the August 2022 Warrants were unchanged (the “Unmodified August 2022 Warrants”). In August 2024,

311,111 of the August 2022 Modified Warrants were further modified as part of a warrant inducement agreement. These warrants were exercised at a reduced price of $1.25.

The fair value of the August 2022 Warrants as of March 31, 2026 and December 31, 2025 was approximately $32,000 and $97,000, respectively. The fair value of the August 2022 Warrants was estimated using Black-Scholes pricing model based on the following assumptions:

	March 31, 2026		December 31, 2025
	Unmodified	Modified	Unmodified	Modified
	August 2022	August 2022	August 2022	August 2022
	Warrants	Warrants	Warrants	Warrants
Dividend yield	-	-	-	-
Volatility	175.5%	148.8%	175.9%	147.3%
Risk-free interest rate	3.68%	3.81%	3.48%	3.55%
Expected lives (years)	1.39	2.83	1.64	3.07
Weighted average fair value	$0.052	$0.171	$0.176	$0.369

The August 2022 Warrants were deemed to be derivative instruments due to certain contingent put features. The fair value of the August 2022 Warrants was determined using the Black-Scholes option pricing model, deemed to be an appropriate model due to the terms of the August 2022 Warrants issued, including a fixed term and exercise price.

The fair value of the August 2022 Warrants was affected by changes in inputs to the Black-Scholes option pricing model including the Company’s stock price, expected stock price volatility, the contractual term, and the risk-free interest rate. This model uses Level 2 inputs, including stock price volatility, in the fair value hierarchy established by ASC 820, Fair Value Measurement. The August 2022 Warrants are classified in warrant liabilities on the Company’s unaudited condensed consolidated balance sheets.

The Company recorded warrants in connection with the March conversion of Senior Secured Convertible Promissory Notes (the “March 2025 Convertible Notes”) in 2025 (the “March 2025 Warrants”) in warrant liabilities. The March 2025 Warrants were deemed to be derivative instruments due to certain contingent put features. As discussed in Note 5 to the unaudited condensed consolidated financial statements, in connection with the conversion of convertible notes in March 2025, the Company issued warrants to purchase up to an aggregate of 12,298,177 shares of common stock. The March 2025 Warrants had an exercise price of $0.25 per share for the first 24 months after issuance, and $0.50 per share thereafter, but were modified in September 2025 to an exercise price of $0.35 per share (the “Amended March 2025 Warrants”), utilizing a fixed expiration date.

The fair value of the March 2025 Warrants as of March 31, 2026 and December 31, 2025 was approximately $3,732,000 and $6,777,000, respectively. The fair value of the March 2025 Warrants was estimated using a Monte Carlo simulation pricing model for its March 12, 2025 fair value assessment, which uses Level 3 inputs due to its incorporation of significant inputs that are not observable in the market. The mean present value across multiple simulation iterations was used to estimate the fair value of the March 2025 Warrants.

Following the modification, the fair value of the Amended March 2025 Warrants was determined using the Black-Scholes option pricing model, deemed to be an appropriate model due to the terms of the Amended March 2025 Warrants issued, including a fixed term and exercise price.

The following table presents the Company’s transfers from Level 3 to Level 2 during the year ended December 31, 2025.

(Amounts in Thousands)	Balance as of January 1, 2025	Issuance of Warrants	Change in Fair Value through Date of Modification	Exercises	Transfer out to Level 2	Balance as of December 31, 2025
Level 3 Warrant Liabilities	$-	$1,477	$3,414	$(270)	$(4,621)	$-

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

The Company used the following key inputs to determine the fair value of the March 2025 Warrants using the Black-Scholes option pricing model.

	March 31, 2026	December 31, 2025
Dividend yield	-	-
Volatility	132.5%	130.0%
Risk-free interest rate	3.92%	3.73%
Remaining term (years)	4.9	5.2
Weighted average fair value	$0.32	$0.57

The Company recorded the March 2025 Convertible Notes on its books at fair value. The fair value of the March 2025 Convertible Notes was calculated by backing out the fair value of the March 2025 Warrants, which was estimated using a Monte Carlo simulation pricing model. The Monte Carlo simulation pricing model uses Level 3 inputs due to its incorporation of significant inputs that are not observable in the market. The fair value of the March 2025 Convertible Notes at issuance was approximately $2,563,000. Accordingly, on the date of issuance, the Company recorded a loss of $1,198,000, which is the difference between the fair value and the proceeds received. The March 2025 Convertible Notes were marked to market through the date of conversion, March 12, 2025. The change in fair value from the date of issuance through the date of conversion was a gain of $170,000 which was recognized in Change in fair value of Convertible Notes in the accompanying condensed consolidated financial statements.

The following is a reconciliation of the fair values from December 31, 2024 to March 31, 2026.

	Fair Value of	Fair Value of	Total Fair Value
	August 2022	March 2025	of Warrant
(in thousands)	Warrants	Warrants	Liability
August 2022 Warrant liability – December 31, 2024	$60	$-	$60
Warrant liability – March 12, 2025	-	1,477	1,477
Change in fair value (loss) reported in statement of operations	37	5,570	5,607
Warrants exercised	-	(270)	(270)
Warrant liability – December 31, 2025	97	6,777	6,874
Change in fair value (gain) reported in statement of operations	(65)	(3,045)	(3,110)
Warrant liability – March 31, 2026	$32	$3,732	$3,764

The carrying value of the Company’s insurance promissory note approximates fair value as of March 31, 2026 and December 31, 2025, due to the short-term nature of the insurance note and is classified as Level 2 within the fair value hierarchy.

The DECD loan is classified within Level 3 of the fair value hierarchy. The following table presents the carrying value and fair value of the DECD loan. The fair value of the DECD loan is estimated based on discounted cash flows using the prevailing market interest rates.

		March 31,		December 31,
		2026		2025
(in thousands)	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
DECD loan	Level 3	$1,218	$1,003	$1,277	$1,038

3. PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets at March 31, 2026 and December 31, 2025 consist of the following:

	March 31,	December 31,
(in thousands)	2026	2025
Prepaid insurance	$345	$493
Software licenses	97	58
Subscriptions	20	63
Other	263	231
Total prepaid and other current assets	$725	$845

4. INTANGIBLE ASSETS

The Company owns capitalized software for providing integrated care plans for adnexal mass risk management. The Company classified the software as an Intangible asset.

Intangible assets as of March 31, 2026 and December 31, 2025 were as follows.

	Estimated	March 31,	December 31,
(in thousands)	Useful Life	2026	2025
Capitalized software	3 years	385	385
Accumulated amortization		(107)	(75)
Capitalized software, net		$278	$310

Amortization expense was $32,000 for the three months ended March 31, 2026 and none for the three months ended March 31, 2025.

As of March 31, 2026, the estimated annual amounts of future amortization of the Company’s intangible assets are shown in the table below.

	Amortization by Period
(in thousands)	Total	2026	2027	2028
Estimated future amortization	$278	$96	$128	$54
Total	$278	$96	$128	$54

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

The Company elected to measure the March 2025 Convertible Notes using the fair value option under ASC 825 because the warrants issuable upon conversion of the March 2025 Convertible Notes are not indexed to the Company’s stock. They included a variable exercise price that did not meet the fixed-for-fixed concept under ASC 815. Further, as the March 2025 Convertible Notes were issued at par (gross cash proceeds equaled the principal of the March 2025 Convertible Notes), the March 2025 Convertible Notes were not issued at a substantial premium and were eligible for the fair value option under ASC 825.

The March 2025 Convertible Notes were issued at a discount. This resulted in the fair value of the March 2025 Convertible Notes upon issuance exceeding the proceeds received, As such, the Company recognized the excess of approximately $1,198,000 in Loss upon issuance of March 2025 Convertible Notes carried at fair value on its unaudited condensed consolidated statement of operations during the three months ended March 31, 2025. See Note 2, Fair Value Measurements, for the fair value disclosures related to the March 2025 Convertible Notes.

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

Pursuant to the terms of the agreement, the Company exercised its option to convert the March 2025 Convertible Notes into Units at the Conversion Price. The March 2025 Convertible Notes, including interest accrued, for a total of $1,366,458 were converted into Units on March 12, 2025. A gain on the conversion of the March 2025 Convertible Notes of $170,000 was recognized in Change in fair value of Convertible Notes on the Company’s unaudited condensed consolidated statement of operations for the three months ended March 31, 2025. See Note 7, Stockholders’ Deficit, for further discussion on the warrants.

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

On June 26, 2023, the Company was notified by the DECD that the Company satisfied all job creation and retention requirements under the loan agreement to receive forgiveness of $1,000,000. If the Company failed to maintain its Connecticut operations through March 22, 2026, the DECD may have required early repayment of a portion or all of the remaining amount of the loan plus a penalty of 5% of the total funded loan.

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

	March 31,	December 31,
(in thousands)	2026	2025
DECD loan, net of issuance costs	$1,218	$1,277
Less: Current portion, net of issuance costs	(238)	(236)
Total long-term debt, net of issuance costs	$980	$1,041

As of March 31, 2026, the annual amounts of future minimum principal payments due under the Company’s contractual obligation are shown in the table below. Unamortized debt issuance costs for the DECD loan were $1,000 and $1,000 as of March 31, 2026 and December 31, 2025, respectively.

	Payments Due by Period
(in thousands)	Total	2026	2027	2028	2029	2030	Thereafter
DECD Loan	$1,219	$177	$146	$213	$217	$221	$245
Total	$1,219	$177	$146	$213	$217	$221	$245

Insurance Notes

During 2025, the Company entered into an insurance promissory note for the payment of insurance premiums at an interest rate of 8.24%, with an aggregate principal amount outstanding of approximately $348,000 and $493,000 as of March 31, 2026 and December 31, 2025, respectively. Interest paid for the promissory note was $8,000 and $5,000 for the three months ended March 31, 2026 and 2025, respectively. The amount outstanding in 2026 could be substantially offset by the cancellation of the related insurance coverage which is classified in prepaid insurance. This note was payable in eleven monthly installments with a maturity date of October 1, 2026 and had no financial or operational covenants.

Other Current Liabilities

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

The term loan is evidenced by a Subordinated Secured Promissory Note (the “Promissory Note”), which was issued in the principal amount of $1,050,000, includes an interest rate of 42%, and is scheduled to mature on August 26, 2026. The Promissory Note is expressly subordinated in right of payment to all Senior Indebtedness, as described in the

Promissory Note. The collateral agent is authorized to take actions to perfect the security interests; however, the Subordinated Loan Agreement provides that a financing statement may be filed only upon an event of default. During the three months ended March 31, 2026, the Company has made payments of approximately $447,000. Interest paid for the Promissory Note was $207,000 for the three months ended March 31, 2026. As of March 31, 2026, the balance of the Promissory Note was $775,000, net of issuance costs, and was recorded in Other Current Liabilities on the Company’s unaudited condensed consolidated balance sheet.

The Company received $750,000 from certain existing investors toward an equity financing that had not closed as of March 31, 2026. The money received was recorded in Other Current Liabilities on the Company’s unaudited condensed consolidated balance sheet.

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

Effective October 31, 2023, the Company entered into a lease agreement for freezer storage for its samples. The lease term is for 36 months with a twelve-month automatic renewal provision. The Company leases 5 freezers at a total of $4,450 per month.

The expense associated with these operating leases for the three months ended March 31, 2026 and 2025 is shown in the table below (in thousands).

		Three Months Ended
		March 31,
Lease Cost	Classification	2026	2025
Operating rent expense
	Cost of revenue	$32	$20
	Research and development	44	4
	Sales and marketing	-	1
	General and administrative	13	9
Variable rent expense
	Cost of revenue	16	13
	Research and development	12	2
	Sales and marketing	-	1
	General and administrative	12	9

Based on the Company’s leases as of March 31, 2026, the table below sets forth the approximate future lease payments related to operating leases with initial terms of one year or more (in thousands).

Year	Payments
2026	$235
2027	283
2028	275
2029	230
2030	236
Thereafter	161
Total Operating Lease Payments	1,420
Less: Imputed Interest	(239)
Present Value of Lease Liabilities	1,181
Less: Unamortized Tenant Improvement Allowance	(11)
Less: Operating Lease Liability, current portion	(214)
Operating Lease Liability, non-current portion	$956

Weighted-average lease term and discount rate were as follows.

	Three Months Ended March 31,
	2026	2025
Cash paid for amounts included in measurement of lease liabilities:
Operating cash outflows relating to operating leases	$125	$96
Weighted-average remaining lease term (in years)	4.9	5.6
Weighted-average discount rate	7.63%	7.63%

Non-cancellable Royalty Obligations

The Company is a party to an amended research collaboration agreement with The Johns Hopkins University School of Medicine under which the Company licenses certain of its intellectual property directed at the discovery and validation of biomarkers in human subjects, including but not limited to clinical application of biomarkers in the understanding, diagnosis and management of human disease. Under the terms of the amended research collaboration agreement, Aspira is required to pay the greater of 4% royalties on net sales of diagnostic tests using the assigned patents or annual minimum royalties of $57,500. Royalty expense for the three months ended March 31, 2026 and 2025 totaled $61,000 and $72,000, respectively, and are recorded in cost of revenue in the unaudited condensed consolidated statements of operations.

Business Agreements

On August 8, 2022, the Company entered into a sponsored research agreement with Harvard’s Dana-Farber Cancer Institute, Brigham & Women’s Hospital, and Medical University of Lodz (the “Dana-Farber, Brigham, Lodz Research Agreement”), for the generation of a multi-omic, non-invasive diagnostic aid to identify endometriosis based on circulating microRNAs and proteins. The Dana-Farber, Brigham, Lodz Research Agreement requires payments to be made upon the achievement of certain milestones. Under the terms of and as further described in the Dana-Farber, Brigham, Lodz Research Agreement, payments of approximately $1,252,000 were due from the Company to the counterparties upon successful completion of certain deliverables as follows: 68% was paid in 2022, 15% was paid in 2023, and the remaining 17% was paid in 2025. During the three months ended March 31, 2026 and 2025, no expense and $50,000 was recorded in the unaudited condensed consolidated financial statement of operations for the project, respectively. From the inception of the Dana-Farber, Brigham, Lodz Research Agreement through March 31, 2026, research and development expenses in the cumulative amount of $1,252,000 have been recorded.

On March 20, 2023, the Company entered into a licensing agreement (“Dana-Farber, Brigham, Lodz License Agreement”) with Harvard’s Dana-Farber Cancer Institute, Brigham & Women’s Hospital, and Medical University of

Lodz under which the Company will license certain of its intellectual property to be used in the Company’s OvaSuite product portfolio. Under the Dana-Farber, Brigham, Lodz License Agreement, the Company paid an initial license fee of $75,000 and pays an annual license maintenance fee of $50,000 on each anniversary of the date of the Dana-Farber, Brigham, Lodz License Agreement. Annual license maintenance fees totaled $13,000 for each of the three months ended March 31, 2026 and 2025, and are recorded in research and development costs on the Company’s unaudited condensed consolidated statements of operations.

The Dana-Farber, Brigham, Lodz License Agreement also requires non-refundable royalty payments of up to $1,350,000 based on certain regulatory approvals and commercialization milestones and further royalty payments based on the net sales of the Company’s products included under the Dana-Farber, Brigham, Lodz License Agreement. No milestones have been reached as of March 31, 2026.

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

The Company met the first milestone for payment in the fourth quarter of 2024 and received a payment of $2,000,000. The second milestone was met during the first quarter of 2025 and the Company received a payment of $1,500,000, which is recognized in Other expense (income), net in the unaudited condensed consolidated statement of operations for the three months ended March 31, 2025.

On June 9, 2025, Aspira received notice from ARPA-H that ARPA-H and the assigned managing contractor, VentureWell, have determined that Aspira had not met the specifications of the third milestone, and have therefore elected to terminate the ENDOinform development program contract.

On July 15, 2025, the Company received $1,013,000 in Employee Retention Tax Credits, which is recognized in Other expense (income), net in the unaudited condensed consolidated statement of operations for the three months ended September 30, 2025.

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

6. ACCRUED LIABILITIES

The following table describes the principal components of accrued liabilities on the Company’s unaudited condensed consolidated balance sheet as of March 31, 2026 and December 31, 2025.

	March 31,	December 31,
(in thousands)	2026	2025
Payroll and benefits related expenses	$410	$194
Collaboration and research agreements expenses	313	266
Professional services	488	679
Other accrued liabilities	91	158
Total accrued liabilities	$1,302	$1,297

7. STOCKHOLDERS’ DEFICIT

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

As consideration for Lincoln Park’s commitment to purchase shares under the 2025 Lincoln Park Agreement, on the date of the 2025 Lincoln Park Agreement the Company issued to Lincoln Park 824,493 shares of Common Stock (the “Commitment Shares”). Transaction costs of approximately $412,000 related to the execution of the 2025 Lincoln Park

Agreement were incurred, all of which are recognized in Other expense (income), net in the consolidated financial statements for the year ended December 31, 2025. Also included in Other expense (income), net, was a referral fee related to the 2025 Lincoln Park Agreement in the amount of $84,000. In addition, the Company incurred approximately $85,000 for legal fees and $28,000 related to the 2025 Lincoln Park Agreement during the year ended December 31, 2025, and included the costs in general and administrative expenses on its consolidated statement of operations.

The 2025 Lincoln Park Agreement prohibits the Company from entering into another equity line of credit or substantially similar arrangement during the 24-month term of the 2025 Lincoln Park Agreement; however, the Company may enter into or maintain an at-the-market offering program with a registered broker-dealer.

During the three months ended March 31, 2026, the Company sold 20,000 shares under the 2025 Lincoln Park Agreement for proceeds of $7,000. No transaction costs were incurred during the three months ended March 31, 2026. The value of the remaining availability under the Lincoln Park Agreement as of March 31, 2026 was $9,994,080.

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

Pursuant to the 2025 Equity Line of Credit Agreement, the Company issued 354,988 shares of restricted common stock to Triton for $25,000 and upon effectiveness of a registration statement registering the shares of Common Stock, the Company would be able to close on the sale of up to $2,000,000 of Common Stock. The purchase price of the Common Stock is 75% of the lowest traded price of the Common Stock five (5) business days prior to a closing. Transaction costs of approximately $214,000 related to the execution of the 2025 Equity Line of Credit Agreement were incurred, all of which are recognized in Other expense (income), net in the unaudited condensed consolidated financial statements.

The 2025 Equity Line of Credit expired on September 30, 2025. The Company opted not to renew the agreement upon its expiration on September 30, 2025.

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

During the year ended December 31, 2025, the Company sold 12,277,441 shares under the 2024 At the Market Offering Agreement for gross proceeds of approximately $3,484,000 before deducting expenses of approximately $147,000. During the three months ended March 31, 2026, the Company sold no shares under the 2024 At the Market Offering. The total gross proceeds to the Company over the life of the At the Market Offering Agreement is $4,388,000 and the value of the remaining availability was approximately $62,000 that could be sold to H.C. Wainwright under the 2024 At the Market Offering Agreement, subject to the terms of the 2024 At the Market Offering Agreement.

Warrants

The following table is a summary of the Company’s warrants outstanding and exercisable as of March 31, 2026 and December 31, 2025.

					Number of Warrants
				Exercise	Outstanding and Common
				Price	Stock Underlying Warrants
	Issuance Date	Expiration Date	Classification	per Share	March 31, 2026	December 31, 2025
Unmodified August 2022 Warrants	August 25, 2022	August 25, 2027	Liability	$13.20	433,321	433,321
Modified August 2022 Warrants	August 25, 2022	August 25, 2027	Liability	$4.13	55,553	55,553
January 2024 Purchase Warrants	January 26, 2024	July 26, 2029	Equity	$4.13	171,000	171,000
July 2024 Purchase Warrants	July 9, 2024	July 9, 2027	Equity	$2.25	1,248,527	1,248,527
August 2024 Purchase Warrants	August 1, 2024	August 1, 2029	Equity	$1.36	2,566,667	2,566,667
Amended March 2025 Warrants	September 19, 2025	March 5, 2031	Liability	$0.35	11,848,177	11,848,177
September 2025 Warrants	September 19, 2025	September 19, 2031	Equity	$0.75	4,912,500	4,912,500
					21,235,745	21,235,745

2010 Stock Incentive Plan

The Company’s employees, directors, and consultants were eligible to receive awards under the Vermillion, Inc. Second Amended and Restated 2010 Stock Incentive Plan (the “2010 Plan”), which was replaced by the 2019 Plan (as defined below) with respect to future equity grants. As of March 31, 2026, there were no shares of the Company’s common stock available for future grants under the 2010 Plan.

There was no stock option activity for the 2010 Plan during the three months ended March 31, 2026.

As of March 31, 2026, there were 13,442 outstanding options under the 2010 Plan with a weighted average exercise price of $19.41 and a weighted average remaining life of 2.47 years. There were no unvested outstanding options under the 2010 Plan.

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

Subject to the terms and conditions of the 2019 Plan, the initial number of shares authorized for grants under the 2019 Plan was 699,485. With shareholder approval, the total number of shares available to be issued as of March 31, 2026 has been increased to 4,532,818 shares. To the extent an equity award granted under the 2019 Plan expires or otherwise terminates without having been exercised or paid in full, or is settled in cash, the shares of common stock subject to such award will become available for future grant under the 2019 Plan. As of March 31, 2026, 2,986,248 shares of Aspira common stock were subject to outstanding stock options, and no shares of Aspira common stock were subject to unreleased restricted stock awards. A total of 904,915 shares of Aspira common stock were reserved for future issuance under the 2019 Plan.

The following table summarizes stock option activity for the 2019 Plan during the three months ended March 31, 2026.

Options outstanding at December 31, 2025	3,100,787
Options granted	2,300
Options forfeited or expired	(116,839)
Options outstanding at March 31, 2026	2,986,248

Vested and Exercisable options at March 31, 2026	1,615,549

As of March 31, 2026, the weighted average exercise price of outstanding options under the 2019 Plan was $0.77 and the weighted average remaining life was 9.36 years. As of March 31, 2026, the weighted average exercise price of vested and exercisable options under the 2019 Plan was $1.45 and the weighted average remaining life was 9.31 years.

Stock-Based Compensation

During the three months ended March 31, 2026, the Company granted option awards under the 2019 Plan with a weighted average grant date fair value of $0.35 and a weighted average exercise price of $0.46.

Assumptions included in the fair value per share calculations were (i) expected term of two years, (ii) two-year treasury interest rate of 3.57%  and (iii) market close price of $0.46. The Company recorded no forfeitures for the three months ended March 31, 2026.

The allocation of non-cash stock-based compensation expense by functional area for the three months ended March 31, 2026 and 2025 was as follows.

	Three Months Ended
	March 31,
(in thousands)	2026	2025
Cost of revenue	$3	$7
Research and development	12	10
Sales and marketing	11	23
General and administrative	16	63
Total	$42	$103

As of March 31, 2026, total unrecognized compensation cost related to unvested stock option awards was approximately $240,000, and the related weighted average period over which it is expected to be recognized was 2.01 years. There were no unrecognized compensation costs related to restricted stock units as of March 31, 2026.

8. EARNINGS (LOSS) PER SHARE

The Company calculates basic earnings (loss) per share using the weighted average number of shares of Aspira common stock outstanding during the period. For the three months ended March 31, 2026, diluted earnings includes an adjustment to net income for effect of the Change in Fair Value of Warrant Liabilities had the warrants been exercised. The result of the adjustment is a net loss. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were either exercised or converted into common stock or resulted in the issuance of common stock that would share in the earnings of the Company. The dilutive effect of stock options is also reflected in diluted earnings per share using the treasury stock method or the as-if converted method, as applicable.

The Company considers the August 2022 Warrants and the March 2025 Warrants, and during the period outstanding, the Convertible Notes (see Note 5, Commitments and Contingencies, and Debt) to be participating securities, because holders of such instruments participate in the event a dividend is paid on common stock. The holders of the August 2022 Warrants and the March 2025 Warrants and the Convertible Notes do not have a contractual obligation to share in the Company’s losses. As such, losses are attributed entirely to common stockholders and for periods in which the Company has reported a net loss, diluted loss per common share is the same as basic loss per common share.

	Three Months Ended
	March 31,
	2026	2025
Numerator:
Net income (loss), basic	$676	$(1,853)
Less: gain on change in fair value of in-the-money warrants	(3,044)	-
Net loss, diluted	$(2,368)	$(1,853)
Denominator:
Basic weighted-average common shares outstanding in period	43,492,279	21,590,573
Dilutive effect of stock options	528,364	-
Dilutive effect of common stock warrants	1,753,199	-
Diluted weighted-average common shares outstanding in period	45,773,842	21,590,573

Net income (loss) per share, basic	$0.02	$(0.09)

Net loss per share, diluted	$(0.05)	$(0.09)

The dilutive potential shares of common stock are computed using the treasury stock method or the as-if converted method, as applicable. For the three months ended March 31, 2026, diluted earnings includes the dilutive effect of stock options and warrants, as reflected in the table above. For the three months ended March 31, 2025, because the Company was in  a net loss position, diluted loss per share is the same as basic loss per share, as inclusion of potentially dilutive securities would be antidilutive.

The potential shares of common stock that have been excluded from the diluted loss per share calculation above for the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended March 31,
	2026	2025
Stock options	-	789,912
Restricted stock units	-	70,832
Warrants	-	16,773,245
Potential common shares	-	17,633,989

The Company considered the Convertible Notes to be participating securities, because holders of such instruments participate in the event a dividend is paid on common stock. The holders of the Convertible Notes did not have a contractual obligation to share in the Company’s losses. As such, losses were attributed entirely to common stockholders.

9. RELATED PARTY TRANSACTIONS

On December 1, 2023, the Company entered into a consulting agreement with Biodesix, Inc. (the “Biodesix Agreement”) to assist with our micro RNA (“miRNA”) product pipeline. Jack Schuler, a beneficial owner of more than 5% of the Company’s stock, is also a beneficial owner of more than 10% of the stock of Biodesix, Inc. Since the inception of the Biodesix Agreement, the Company has recorded $125,000 in costs under the Biodesix Agreement as research and development expense in our consolidated financial statement of operations. As of March 31, 2026, the Company had no current liabilities recorded on its unaudited condensed consolidated balance sheet for Biodesix.

On March 5, 2025, the Company entered into the March 2025 Private Placement with the Purchasers for the issuance and sale of Convertible Notes. The Convertible Notes, including interest accrued, were converted into units consisting of one share of common stock and 2.25 warrants on March 12, 2025.

The Purchasers are entitled to nominate three representatives on the Company’s board of directors until the earlier of (i) both (a) three (3) years from the date of the Amendment and (b) one (1) year after the common stock of the Company has been listed on a national securities exchange, or (ii) the date on which the Purchasers, on an aggregate basis, hold less than fifty percent (50%) of the Amended March 2025 Warrants. Two of the three board members have been appointed. On April 2, 2025, the Board of Directors (the “Board”) of the Company appointed Jeffrey Cohen, M.D. as a director of the Company. The Board appointed John Fraser as Director of the Company on April 6, 2025.

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

Forward-looking statements are subject to significant risks and uncertainties, including those discussed in Part I Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2025, as filed on April 1, 2026, as supplemented by the section titled “Risk Factors” in this Quarterly Report on Form 10-Q, that could cause actual results to differ materially from those projected in such forward-looking statements due to various factors, including our ability to continue as a going concern; impacts resulting from potential changes to coverage of Ova1 through our Medicare Administrative Carrier for Ova1; anticipated use of capital and its effects; our ability to increase the volume of our product sales; failures by third-party payers to reimburse for our products and services or changes to reimbursement rates; our ability to continue developing existing technologies and to develop, protect and promote our proprietary technologies; plans to develop and perform LDTs; our ability to comply with FDA regulations that relate to our products and to obtain any FDA clearance or approval required to develop and commercialize medical devices; our ability to develop and commercialize additional diagnostic products and achieve market acceptance with respect to these products; our ability to compete successfully; our ability to obtain any regulatory approval required for our future diagnostic products; our or our suppliers’ ability to comply with FDA requirements for production, marketing and post-market monitoring of our products; our ability to maintain sufficient or acceptable supplies of immunoassay kits from our suppliers; in the event that we succeed in commercializing our products outside the United States, the political, economic and other conditions affecting other countries; changes in healthcare policy; our ability to comply with environmental laws; our ability to comply with the additional laws and regulations that apply to us in connection with the operation of Aspira Labs; our ability to use our net operating loss carryforwards; our ability to use intellectual property; our ability to successfully defend our proprietary technology against third parties; our ability to obtain licenses in the event a third party successfully asserts proprietary rights; the liquidity and trading volume of our common stock; the concentration of ownership of our common stock; our ability to retain key employees; our ability to secure additional capital on acceptable terms to execute our business plan; business interruptions or force majeure or acts of God; the effectiveness and availability of our information systems; our ability to integrate and achieve anticipated results from any acquisitions or strategic alliances; future litigation against us, including infringement of intellectual property and product liability exposure; and additional costs that may be required to make further improvements to our laboratory operations.

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

In endometriosis, we are developing and intend to introduce a new non-invasive test to aid in the diagnosis of this debilitating disease that impacts millions of women worldwide. Our ENDOinform program is a multi-omic biomarker test program including a proprietary combination of serum proteins, miRNAs and clinical metadata for the identification of endometriosis.

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

Our OVAinform development program continues to progress. OVAinform is a multi-omic biomarker test program including a proprietary combination of serum proteins, miRNAs and clinical metadata for assessing the risk of ovarian cancer. We believe there is utility in expanding the OVAinform indication to include asymptomatic women at elevated risk due to genetic risk or first degree relatives with ovarian cancer. The inclusion of this cohort in our indication will increase the addressable market to include another 2.5 million women, increasing the total to 4 million women.

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

(2)	OvaWatch, which is intended to assist in the initial and ongoing periodic clinical assessment of malignancy risk in all women thought to have an indeterminate or benign adnexal mass.

Our products are distributed through our direct national sales force, including field sales and inside sales. OvaSuite tests are marketed to both physicians via a direct referral to Aspira as well as to laboratories via our Aspira Synergy platform. We also engage in channel distribution partnerships by which OvaSuite is distributed via laboratory partners such as BioReference Health, LLC. (“BioReference”) and Associated Regional University Pathologists (“ARUP”). In December 2025, we executed an agreement with Mayo Clinic Laboratories (“Mayo”) as a new channel partner for Ova1 and OvaWatch distribution.

Our Ova1 test received FDA de novo classification in September 2009. Ova1 comprises instruments, assays, reagents, and the OvaCalc software, which includes a proprietary algorithm that produces a risk score. Our Overa test, which includes an updated version of OvaCalc, received FDA 510(k) clearance in March 2016. Ova1, Overa and OvaWatch each use the Roche Cobas 4000, 6000 and 8000 platforms for analysis of proteins. Revenue from Ova1 and OvaWatch is included in the results of operations in total revenue for the three months ended March  31, 2026.

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

In August 2025, after integrating Ova1 into its care pathway, Cleveland Clinic Foundation, a preeminent research laboratory, issued a newsletter reporting that use of Ova1 improved gynecologic oncology referral patterns to increase personalized surgical management based on patient risk stratification.

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

●	ENDOinform, a key pipeline development focus, is a multi-omic biomarker test program including a proprietary combination of serum proteins, miRNAs and clinical metadata for the identification of endometriosis. The initial test development was in collaboration with a consortium of academic and clinical partners: Dana-Farber Cancer Institute (providing clinical and trial design expertise), Brigham & Women’s Hospital (providing miRNA technical expertise), and Medical University of Lodz (providing miRNA biomarker and bioinformatics analytic support). Investigations with intended use samples show that serum miRNA and proteins demonstrate favorable analytical properties and sufficient performance to detect of endometriosis cases when analyzed on commercial platforms. Additionally, this data set will provide information on disease classification capability of miRNA and proteins. This is a critical step in evaluating the strength of algorithms that incorporate miRNAs and proteins. The total addressable market is 6.5 million women in the U.S. affected by endometriosis.
●	OVAinform is in the development stage and is a multi-omic biomarker test program including a proprietary combination of serum proteins, miRNAs and clinical metadata for assessing the risk of ovarian cancer in women with an adnexal mass, with an expanded indication as a surveillance tool for women determined to be at elevated risk of ovarian cancer due to genetic risk or a first degree relative with ovarian cancer, increasing our total addressable market to 4 million women. The discovery work was developed in collaboration with Dana-Farber Cancer Institute (providing clinical and trial design expertise), Brigham & Women’s Hospital (providing miRNA technical expertise), and Medical University of Lodz (providing miRNA biomarker and bioinformatics analytic support).

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

Recent Developments

Business Updates

On April 23, 2026, we issued a press release announcing that we are completing the buildout of our molecular laboratory in the second quarter of 2026 to facilitate the development of ENDOinform.

Critical Accounting Estimates

There have been no material changes to our critical accounting estimates described in our Annual Report on Form 10-K, filed with the SEC on April 1, 2026.

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

Results of Operations – Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025

The selected summary financial and operating data of the Company for the three months ended March 31, 2026 and 2025 were as follows.

	Three Months Ended		Increase
	March 31,		(Decrease)
(dollars in thousands)	2026	2025	Amount	%
Revenue:
Product	$1,967	$2,279	$(312)	(14)
Total revenue	1,967	2,279	(312)	(14)
Cost of revenue:
Product	896	719	177	25
Total cost of revenue	896	719	177	25
Gross profit	1,071	1,560	(489)	(31)
Operating expenses:
Research and development	1,226	973	253	26
Sales and marketing	543	1,086	(543)	(50)
General and administrative	1,505	2,741	(1,236)	(45)
Total operating expenses	3,274	4,800	(1,526)	(32)
Loss from operations	(2,203)	(3,240)	1,037	(32)
Other (expense) income, net:
Change in fair value of warrant liabilities	3,110	921	2,189	238
Change in fair value of convertible notes	-	170	(170)	(100)
Loss upon issuance of convertible notes carried at fair value	-	(1,198)	1,198	(100)
Interest expense, net	(231)	(14)	(217)	1,550
Other income, net	-	1,508	(1,508)	(100)
Total other (expense) income, net	2,879	1,387	1,492	108
Net income (loss)	$676	$(1,853)	$2,529	(136)

Product Revenue. Revenue for Aspira Labs is recognized when the Ova1, Overa, Ova1Plus or OvaWatch test is completed based on estimates of what we expect to ultimately realize. The 14% product revenue decrease is due to a decrease in OvaSuite test volume compared to the prior year.

The number of OvaSuite tests performed decreased 14% to 4,896 during the three months ended March 31, 2026, compared to 5,679 product tests for the same period in 2025. This decrease is a result of our reduced field sales headcount. We expect revenue to increase in the second quarter due to our focus on higher revenue generating payers.

The volume and AUP for the three months ended March 31, 2026 and 2025 were as follows.

	Three Months Ended
	March 31,
	2026	2025
Product Volume:
Ova1Plus	3,770	4,362
OvaWatch	1,126	1,317
Total OvaSuite	4,896	5,679

Average Unit Price (AUP):
Ova1Plus	$410	$404
OvaWatch	372	392
Total OvaSuite	$402	$401

Cost of Revenue – Product. The increase in Cost of product revenue was primarily due to an increase in phlebotomy expenses of $296,000 and personnel costs of $33,000, partially offset by a decrease in consulting costs of $103,000, and postage costs of $61,000. We expect the cost of revenue to increase slightly in 2026 as the number of tests performed increases.

Gross Profit Margin. Gross profit margin for product revenue decreased from 68.5% to 54.4% for the three months ended March 31, 2026, compared to the same period in 2025.

Research and Development Expenses. Research and development expenses represent costs incurred to develop our technology and carry out clinical studies, and include personnel-related expenses, regulatory costs, reagents and supplies used in research and development laboratory work, infrastructure expenses, contract services and other outside costs. The increase in research and development expenses for the three months ended March 31, 2026 when compared to the same period in 2025 was primarily due to a increase in clinical trial costs of $295,000 and personnel costs of $52,000, partially offset by a decrease in consulting costs of $34,000 and lab supplies of $31,000. We expect research and development expenses to increase modestly over the second quarter of 2026, as a result of our focus on the product pipeline.

Sales and Marketing Expenses. Our sales and marketing expenses consist primarily of personnel-related expenses, education and promotional expenses. These expenses include the costs of educating physicians and other healthcare professionals regarding our products. Sales and marketing expenses also include the costs of sponsoring continuing medical education, medical meeting participation, and dissemination of scientific and health economic publications. Sales and marketing expenses decreased for the three months ended March 31, 2026 when compared to the same period in 2025, primarily due to decreased personnel costs of $425,000, costs related to our contracted sales team of $48,000, and consulting costs of $41,000. We expect sales and marketing expenses to remain flat during the second quarter of 2026.

General and Administrative Expenses. General and administrative expenses consist primarily of personnel-related expenses, professional fees and other costs, including legal, finance and accounting expenses and other infrastructure expenses. General and administrative expenses decreased for the three months ended March 31, 2026 when compared to the same period in 2025. This decrease was primarily due to a decrease in personnel costs of $292,000, legal fees of $267,000, audit and tax costs of $257,000, public company costs of $195,000 and board fees of $90,000. We expect general and administrative expenses to increase modestly during the second quarter of 2026, due to our annual shareholders’ meeting.

Change in fair value of Warrant Liabilities. For each of the three months ended March 31, 2026 and 2025, a decline in our stock price during the quarter resulted in a gain recognized in the Change in fair value of Warrant Liabilities.

Net Income. A decline in our stock price during the three months ended March 31, 2026 generated a $3,100,000 decrease in the warrant liability valuation. Despite our operating loss this quarter, the change in the fair value of warrant liabilities offset those losses, resulting in net income for the three months ended March 31, 2026.

Liquidity and Capital Resources

We plan to continue to expend resources selling and marketing our ovarian cancer and endometriosis offering and developing our pipeline and service capabilities.

We have incurred significant net losses and negative cash flows from operations since inception, and as a result have an accumulated deficit of approximately $543,501,000 as of March 31, 2026. We also expect to incur a net loss and negative cash flows from operations for the remainder of 2026. Working capital levels may not be sufficient to fund operations as currently planned through the next twelve months, absent a significant increase in revenue over historic revenue or additional financing. Given the above conditions, there is substantial doubt about our ability to continue as a going concern within one year after the date these consolidated interim financial statements are issued.

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

Under the terms of the DECD Loan Agreement, we were eligible for forgiveness of $1,500,000 of the principal amount of the loan after achieving certain job creation and retention milestones. If we fail to maintain our Connecticut operations through March 22, 2026, the DECD may require early repayment of a portion or all of the loan plus a penalty of 5% of the total funded loan. For additional information, see Note 5 to our unaudited condensed consolidated financial statements Commitments, Contingencies and Debt. If we choose to repay the loan early, it may be done at any time without premium or penalty. As of March 31, 2026, the remaining balance outstanding under the DECD Loan Agreement is $1,218,000.

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

As of March 31, 2026, we have sold 20,000 shares under the Lincoln Park Agreement and the value of the remaining availability under the Lincoln Park Agreement as of March 31, 2026 was $9,994,080.

On January 30, 2026, we entered into a Subordinated Business Loan and Security Agreement (the “Subordinated Loan Agreement”) with Agile Lending, LLC, as lead lender, and Agile Capital Funding, LLC, as collateral agent, pursuant to which the Lenders (as such term is defined in the Subordinated Loan Agreement) agreed to make a secured term loan to the Company and certain subsidiary co-borrowers.

The term loan is evidenced by a Subordinated Secured Promissory Note (the “Promissory Note”), which was issued in the principal amount of $1,050,000, includes an interest rate of 42%, and is scheduled to mature on August 26, 2026. The Promissory Note is expressly subordinated in right of payment to all Senior Indebtedness, as described in the Promissory Note. The collateral agent is authorized to take actions to perfect the security interests; however, the Subordinated Loan Agreement provides that a financing statement may be filed only upon an event of default. As of March 31, 2026, the remaining balance outstanding under the Promissory Note is $775,000.

As mentioned, we have incurred significant net losses and negative cash flows from operations since inception, and we expect to continue to incur a net loss and negative cash flows from operations in 2026. At March 31, 2026 we had an accumulated deficit of $543,501,000 and stockholders’ deficit of $6,207,000. As of March 31, 2026, we had $1,344,000 in cash and cash equivalents, $5,595,000 in current liabilities, and a working capital deficit of $1,810,000. There can be no assurance that we will achieve or sustain profitability or positive cash flow from operations. While we expect to grow revenue through Aspira Labs, there is no assurance of our ability to generate substantial revenues and cash flows from Aspira Labs’ operations. We expect revenue from our products to be our only material, recurring source of cash for the remainder of 2026.

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

Net cash used in operating activities was $359,000 for the three months ended March 31, 2026, resulting primarily from changes in the fair value of warrant liabilities of $3,110,000 and changes in accounts receivable of $217,000, offset by changes in other liabilities of $1,380,000, changes in accounts payable of $731,000, net income of $676,000 and changes in prepaid assets of $120,000.

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

Net cash used in investing activities was $0 for each of the three months ended March 31, 2026 and 2025.

Net cash used in financing activities was $52,000 for the three months ended March 31, 2026, stemming primarily from principal payments on the DECD loan, partially offset by the equity line of credit with Lincoln Park resulting in net proceeds of $7,000.

Net cash provided by financing activities was $4,645,000 for the three months ended March 31, 2025, stemming primarily from the at the market offering resulting in net proceeds of $3,337,000 and from convertible notes resulting in gross proceeds of $1,366,000, partially offset by principal payments on the DECD loan.

Based on the available objective evidence, we believe it is more likely than not that net deferred tax assets will not be fully realizable. Accordingly, we have provided a full valuation allowance against our net deferred tax assets. Therefore, there was no deferred income tax expense or benefit for the period.

Our pre-2018 federal NOLs will expire in varying amounts from 2025 through 2037, if not utilized, and could offset 100% of future taxable income for regular tax purposes. Any federal NOLs arising after January 1, 2018, can generally be carried forward indefinitely but such federal NOL carryforwards are permitted to be used in any taxable year to offset up to 80% of taxable income in such year. Portions of our state NOLs will expire in varying amounts from 2025 through 2044 if not utilized. Our ability to use our NOLs during this period will be dependent on our ability to generate taxable income, and the portions of our NOLs could expire before we generate sufficient taxable income.

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

Management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2026. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2026, our disclosure controls and procedures were effective.

Changes in internal controls over financial reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the ordinary course of business, we may periodically become subject to legal proceedings and claims arising in connection with ongoing business activities. The results of litigation and claims cannot be predicted with certainty, and unfavorable resolutions are possible and could materially and adversely affect our results of operations, cash flows and financial position. In addition, regardless of the outcome, litigation could have an adverse impact on us because of defense costs, diversion of management resources and other factors. While the outcome of these proceedings and claims cannot be predicted with certainty, there are no matters, as of March 31, 2026, that, in the opinion of management, will have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 1A. RISK FACTORS

Except as set forth below, there have been no material changes to our risk factors from those disclosed under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on April 1, 2026 (the “2025 Annual Report”). The risks and uncertainties described in our 2025 Annual Report are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also materially adversely affect our business, financial condition or results of operations. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no sales of equity securities during the period covered by this report that were not registered under the Securities Act and were not previously reported in a Current Report on Form 8-K filed by the Company.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed or incorporated by reference with this report as indicated below:

Incorporated by Reference
Exhibit					Filing	Filed
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith
10.1	Laboratory Services Agreement, dated December 16, 2025	8-K/A	001-34810	10.1	March 25, 2026
10.2	Subordinated Business Loan and Security Agreement, dated as of January 30, 2026	8-K	001-34810	10.1	January 30, 2026
10.3	Form of Subordinated Secured Promissory Note (included as Exhibit D to the Subordinated Business Loan and Security Agreement)	8-K	001-34810	10.2	January 30, 2026
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					√
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					√
32.1**	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					√√
101.INS	Inline XBRL Instance Document - (the instant document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).					√
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents					√
104	Cover page formatted as Inline XBRL and contained in Exhibit 101					√

√ Filed herewith

√√ Furnished herewith

*	Management contract or compensation plan or arrangement.
**

The certification attached as Exhibit 32.1 that accompanies this Quarterly Report on Form 10-Q, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of this Form 10-Q), irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aspira Women’s Health Inc.

Date: May 15, 2026	/s/ Michael Buhle
Michael Buhle
Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2026	/s/ John Strahley
John Strahley
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)