Form 10-Q
period 2026-06-30
Aspira Women's Health Inc.
filed 2026-08-14
CIK 926617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 12, 2026, the registrant had 46,633,744 shares of common stock, par value $0.001 per share, outstanding.

ASPIRA WOMEN’S HEALTH INC.

FORM 10-Q

For the Quarter Ended June 30, 2026

The following are registered and unregistered trademarks and service marks of Aspira Women’s Health Inc.: VERMILLION SM, ASPIRA WOMEN’S HEALTH®, OVA1®, OVERA®, ASPIRA LABS ®, OVACALC®, OVASUITESM, ASPIRA GENETIXSM, OVA1PLUS®, OVAWATCH®, ENDOCHECKSM, ENDOINFORMTM, OVAINFORMTM, OVAINHERITSM, ASPIRA SYNERGY®, OVA360SM, ASPIRA IVDSM, AND YOUR HEALTH, OUR PASSION®.

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Aspira Women’s Health Inc.

Condensed Consolidated Balance Sheets (unaudited)

(Amounts in Thousands, Except Share and Par Value Amounts)

	June 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$477	$1,755
Accounts receivable, net of reserves of $44 and $44, as of June 30, 2026 and December 31, 2025, respectively	1,485	1,207
Prepaid expenses and other current assets	603	845
Inventories	231	256
Total current assets	2,796	4,063
Property and equipment, net	179	47
Intangible assets, net	246	310
Operating lease right-of-use assets	880	980
Finance lease right-of-use assets	278	-
Other assets	56	56
Total assets	$4,435	$5,456
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$2,753	$1,237
Accrued liabilities	1,584	1,297
Current portion of long-term debt	199	236
Short-term debt	545	493
Current maturities of operating lease liabilities	219	-
Current maturities of finance lease liabilities	38	202
Total current liabilities	5,338	3,465
Non-current liabilities:
Long-term debt	961	1,041
Non-current maturities of operating lease liabilities	902	1,008
Non-current maturities of finance lease liabilities	241	-
Warrant liabilities	4,249	6,874
Total liabilities	11,691	12,388
Commitments and contingencies (Note 5)
Stockholders’ deficit:
Preferred stock, par value $0.001 per share, 5,000,000 shares authorized; no shares issued and outstanding at June 30, 2026 and December 31, 2025	-	-
Common stock, par value $0.001 per share, 200,000,000 shares authorized at June 30, 2026 and December 31, 2025; 46,633,744 and 43,480,411 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	47	43
Additional paid-in capital	538,618	537,202
Accumulated deficit	(545,921)	(544,177)
Total stockholders’ deficit	(7,256)	(6,932)
Total liabilities and stockholders’ deficit	$4,435	$5,456

See accompanying notes to the unaudited condensed consolidated financial statements.

Aspira Women’s Health Inc.

Condensed Consolidated Statements of Operations (unaudited)

(Amounts in Thousands, Except Share and Per Share Amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

Revenue	$2,046	$2,404	$4,013	$4,683
Cost of revenue	915	870	1,811	1,589
Gross profit	1,131	1,534	2,202	3,094
Operating expenses:
Research and development	692	704	1,918	1,677
Sales and marketing	567	679	1,110	1,765
General and administrative	1,707	1,961	3,212	4,702
Total operating expenses	2,966	3,344	6,240	8,144
Loss from operations	(1,835)	(1,810)	(4,038)	(5,050)
Other (expense) income, net:
Change in fair value of warrant liabilities	(485)	(624)	2,625	297
Change in fair value of convertible notes	-	-	-	170
Loss upon issuance of convertible notes carried at fair value	-	-	-	(1,198)
Interest expense, net	(227)	(13)	(458)	(27)
Other (expense) income, net	127	(219)	127	1,289
Total other (expense) income, net	(585)	(856)	2,294	531
Net loss	$(2,420)	$(2,666)	$(1,744)	$(4,519)
Net loss per share, basic and diluted	$(0.05)	$(0.07)	$(0.04)	$(0.16)
Weighted average common shares used to compute basic and diluted net loss per common share	44,249,591	35,564,032	43,875,165	28,579,132

See accompanying notes to the unaudited condensed consolidated financial statements.

Aspira Women’s Health Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Deficit (unaudited)

(Amounts in Thousands, Except Share Amounts)

	Common Stock
			Additional		Total
			Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2025	43,480,411	$43	$537,202	$(544,177)	$(6,932)
Net income	-	-	-	676	676
Common stock issued under equity line of credit with Lincoln Park	20,000	1	6	-	7
Stock-based compensation expense	-	-	42	-	42
Balance at March 31, 2026	43,500,411	44	537,250	(543,501)	(6,207)
Net loss	-	-	-	(2,420)	(2,420)
Common stock issued under 2026 Equity Purchase Agreement, net of issuance costs	3,133,333	3	1,349		1,352
Stock-based compensation expense			19		19
Balance at June 30, 2026	46,633,744	$47	$538,618	$(545,921)	$(7,256)

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

Aspira Women’s Health Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

(Amounts in Thousands)

	Six Months Ended
	June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(1,744)	$(4,519)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash operating lease expense	11	122
Interest expense on finance leases	1	-
Depreciation and amortization	80	24
Stock-based compensation expense	61	119
Change in fair value of warrant liabilities	(2,625)	(297)
Change in fair value of March 2025 Convertible Notes	-	(170)
Loss upon issuance of March 2025 Convertible Notes carried at fair value	-	1,198
Loss on impairment and disposal of property and equipment	2	1
Changes in operating assets and liabilities:
Accounts receivable	(278)	(288)
Prepaid expenses and other assets	242	426
Inventories	25	53
Accounts payable	1,516	(430)
Accrued liabilities	287	(616)
Other liabilities	53	(459)
Net cash used in operating activities	(2,369)	(4,836)
Cash flows from investing activities:
Purchase of property and equipment	(150)	-
Net cash used in investing activities	(150)	-
Cash flows from financing activities:
Principal repayment of DECD loan	(118)	(116)
Proceeds from 2024 At the Market Offering Agreement	-	3,484
Payment of issuance costs for 2024 At the Market Offering Agreement	-	(147)
Proceeds from 2026 Private Placement Offering	1,410	-
Payment of issuance costs for 2026 Private Placement Offering	(58)	-
Proceeds from March 2025 Convertible Notes	-	1,366
Proceeds from 2024 Equity Line of Credit	-	25
Proceeds from 2025 Equity Purchase Agreement	7	-
Net cash provided by financing activities	1,241	4,612
Net decrease in cash and cash equivalents	(1,278)	(224)
Cash and cash equivalents, beginning of period	1,755	1,769
Cash and cash equivalents, end of period	$477	$1,545
Supplemental disclosure of cash flow information:
Cash paid for interest	$234	$17
Equipment financing	$282	$-
Supplemental disclosure of noncash investing and financing activities:
Fair value of warrants issued upon conversion of March 2025 Convertible Notes	$-	$1,477
Fair value of common stock issued upon conversion of March 2025 Convertible Notes	$-	$916

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

Going Concern and Liquidity

As of June 30, 2026, the Company had approximately $477,000 of cash and cash equivalents, an accumulated deficit of approximately $545,921,000, and working capital deficit of approximately $2,542,000. For the six months ended June 30, 2026, the Company realized a net loss of $1,744,000 and used cash in operations of $2,369,000. The Company has incurred significant net losses and negative cash flows from operations since inception. The Company also expects to continue to incur a net loss and negative cash flows from operations for the remainder of 2026. In order to fund operations, meet its capital requirements or satisfy the anticipated obligations as they become due, the Company expects to take further action to protect its liquidity position, which include, but are not limited to::

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

Significant Accounting Policies

Revenue Recognition

Revenue – OvaSuite: The Company recognizes revenue in accordance with the provisions of ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). Revenue is recognized upon completion of the OvaSuite test and delivery of results to the physician based on estimates of amounts that will ultimately be realized. In determining the amount of revenue to be recognized for a delivered test result, the Company considers factors such as payment history and amount, payer coverage, whether there is a reimbursement contract between the payer and the Company, and any developments or changes that could impact reimbursement. These estimates require significant judgment by management as the collection cycle on some accounts can be as long as one year. The effect of any change made to an estimated input component and, therefore revenue recognized, would be recorded as a change in estimate at the time of the change.

The Company also reviews its patient account population and determines an appropriate distribution of patient accounts by payer (i.e., Medicare, patient pay, other third-party payer, etc.) into portfolios with similar collection experience. The Company has elected this practical expedient that, when evaluated for collectability, results in a materially consistent revenue amount for such portfolios as if each patient account were evaluated on an individual contract basis. During the three and six months ended June 30, 2026 and 2025, there were no adjustments to estimates of variable consideration to derecognize revenue for services provided in a prior period; however, there was approximately $17,000 and $169,000 additional revenue recognized related to prior quarters for the three months ended June 30, 2026 and 2025, respectively. There was approximately $49,000 and $222,000 additional revenue recognized related to prior quarters for the six months ended June 30, 2026 and 2025, respectively. There were no impairment losses on accounts receivable recorded during the three months or six months ended June 30, 2026 or 2025.

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

The accounting policies of the Company’s single segment are the same as those described in this summary of significant accounting policies. The CODM assesses the performance of the Company’s single segment and decides how to allocate resources based on consolidated net loss. Under the current organizational structure, this measure is not discretely available or required individually for any of the Company’s business activities and is only available at the consolidated level. The monitoring of budgeted versus actual results are used in assessing performance of the Company’s single segment, allocating resources and in establishing management’s compensation. The measure of segment assets is reported on the consolidated balance sheet as total consolidated assets. Consolidated revenue does not include any inter-segment sales or transfers.

The following table summarizes financial statement line items regularly provided to the CODM (in thousands).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2026	2025	2026	2025
Total Assets	$4,435	$4,934	$4,435	$4,934

Total Revenue	$2,046	$2,404	$4,013	$4,683
Less:
Personnel costs	(1,753)	(1,775)	(3,470)	(4,131)
Professional fees	(723)	(1,039)	(1,270)	(2,567)
Postage and kit costs	(364)	(340)	(649)	(683)
Travel expenses	(60)	(60)	(125)	(120)
Lab related expenses	(309)	(428)	(1,182)	(771)
Software licenses and maintenance costs	(227)	(164)	(437)	(350)
Other segment items(1)	(445)	(408)	(918)	(1,111)
Other expense, net	(585)	(856)	2,294	531
Net loss	$(2,420)	$(2,666)	$(1,744)	$(4,519)

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

In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements (“ASU 2025-11”), which clarifies interim disclosure requirements by improving the navigability of the required interim disclosures and clarifying when that guidance is applicable. The standard is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. ASU 2025-11 can be applied either prospectively or retrospectively to any or all periods presented in the financial statements. The Company is currently evaluating the impact the adoption of ASU 2025-11 may have on its results of operations, financial position or cash flows.

In December 2025, the FASB issued No. ASU 2025-12, Codification Improvements (“ASU 2025-12”), which amends various areas of the Codification to enhance consistency and make the standards easier for preparers and users to interpret. ASU 2025-12 intends to refine and simplify the original guidance where it may have been unclear. ASU 2025-12 is effective for annual periods beginning after December 15, 2026, and interim periods within those annual periods, with early adoption permitted. Entities may adopt the guidance using a prospective or retrospective approach. The Company is currently evaluating the impact the adoption of ASU 2025-12 may have on its results of operations, financial position or cash flows.

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

The fair value of the August 2022 Warrants as of June 30, 2026 and December 31, 2025 was approximately $31,000 and $97,000, respectively. The fair value of the August 2022 Warrants was estimated using Black-Scholes pricing model based on the following assumptions:

	June 30, 2026		December 31, 2025
	Unmodified	Modified	Unmodified	Modified
	August 2022	August 2022	August 2022	August 2022
	Warrants	Warrants	Warrants	Warrants
Dividend yield	-	-	-	-
Volatility	181.5%	150.7%	175.9%	147.3%
Risk-free interest rate	3.98%	4.15%	3.48%	3.55%
Expected lives (years)	1.14	2.58	1.64	3.07
Weighted average fair value	$0.047	$0.187	$0.176	$0.369

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

The fair value of the March 2025 Warrants as of June 30, 2026 and December 31, 2025 was approximately $4,218,000 and $6,777,000, respectively. The fair value of the March 2025 Warrants was estimated using a Monte Carlo simulation pricing model for its March 12, 2025 fair value assessment, which uses Level 3 inputs due to its incorporation of significant inputs that are not observable in the market. The mean present value across multiple simulation iterations was used to estimate the fair value of the March 2025 Warrants.

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

These transfers were primarily due to the change from the Monte Carlo simulation pricing model to the Black-Scholes option pricing model, deemed to be an appropriate model due to the terms of the Amended March 2025 Warrants issued, including a fixed term and exercise price. The fair value of the Amended March 2025 Warrants was affected by changes in inputs to the Black-Scholes option pricing model including the Company’s stock price, expected stock price volatility, the contractual term, and the risk-free interest rate. This model uses Level 2 inputs, including stock price volatility, in the fair value hierarchy established by ASC 820, Fair Value Measurement. The Amended March 2025 Warrants are classified in warrant liabilities on the Company’s unaudited condensed consolidated balance sheets. There were no transfers during the six months ended June 30, 2026.

The Company used the following key inputs to determine the fair value of the March 2025 Warrants using the Black-Scholes option pricing model.

	June 30, 2026	December 31, 2025
Dividend yield	-	-
Volatility	134.9%	130.0%
Risk-free interest rate	4.19%	3.73%
Remaining term (years)	4.7	5.2
Weighted average fair value	$0.36	$0.57

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

The following is a reconciliation of the fair values from December 31, 2024 to June 30, 2026.

	Fair Value of	Fair Value of	Total Fair Value
	August 2022	March 2025	of Warrant
(in thousands)	Warrants	Warrants	Liability
August 2022 Warrant liability – December 31, 2024	$60	$-	$60
Warrant liability – March 12, 2025	-	1,477	1,477
Change in fair value (loss) reported in statement of operations	37	5,570	5,607
Warrants exercised	-	(270)	(270)
Warrant liability – December 31, 2025	97	6,777	6,874
Change in fair value (gain) reported in statement of operations	(64)	(2,561)	(2,625)
Warrant liability – June 30, 2026	$33	$4,216	$4,249

The carrying value of the Company’s insurance promissory note approximates fair value as of June 30, 2026 and December 31, 2025, due to the short-term nature of the insurance note and is classified as Level 2 within the fair value hierarchy.

The DECD loan is classified within Level 3 of the fair value hierarchy. The following table presents the carrying value and fair value of the DECD loan. The fair value of the DECD loan is estimated based on discounted cash flows using the prevailing market interest rates.

		June 30,		December 31,
		2026		2025
(in thousands)	Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
DECD loan	Level 3	$1,160	$968	$1,277	$1,038

3. PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets at June 30, 2026 and December 31, 2025 consist of the following:

	June 30,	December 31,
(in thousands)	2026	2025
Prepaid insurance	$197	$493
Software licenses	117	58
Subscriptions	13	63
Other	276	231
Total prepaid and other current assets	$603	$845

4. INTANGIBLE ASSETS

The Company owns capitalized software for providing integrated care plans for adnexal mass risk management. The Company classified the software as an Intangible asset.

Intangible assets as of June 30, 2026 and December 31, 2025 were as follows.

	Estimated	June 30,	December 31,
(in thousands)	Useful Life	2026	2025
Capitalized software	3 years	385	385
Accumulated amortization		(139)	(75)
Capitalized software, net		$246	$310

Amortization expense was $64,000 for the six months ended June 30, 2026 and none for the six months ended June 30, 2025.

As of June 30, 2026, the estimated annual amounts of future amortization of the Company’s intangible assets are shown in the table below.

	Amortization by Period
(in thousands)	Total	2026	2027	2028
Estimated future amortization	$246	$64	$128	$54
Total	$246	$64	$128	$54

5. COMMITMENTS AND CONTINGENCIES, AND DEBT

Convertible Notes

On March 5, 2025, the Company entered into a securities purchase agreement with certain existing accredited shareholders (the “Purchasers”) for the issuance and sale in a private placement (the “March 2025 Private Placement”) of an aggregate gross principal amount of $1,365,500 in the form of Convertible Notes. The Company incurred third-party issuance costs of $50,000 in connection with the March 2025 Private Placement which were expensed within general and administrative expenses on its unaudited condensed consolidated statement of operations for the three months ended June 30, 2025. The March 2025 Convertible Notes were convertible into Units at a conversion price of $0.25 per Unit (the “Conversion Price”), with each Unit consisting of one share of common stock and 2.25 warrants to purchase shares of common stock.

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

The March 2025 Convertible Notes were issued at a discount. This resulted in the fair value of the March 2025 Convertible Notes upon issuance exceeding the proceeds received, As such, the Company recognized the excess of approximately $1,198,000 in Loss upon issuance of March 2025 Convertible Notes carried at fair value on its unaudited condensed consolidated statement of operations during the three months ended June 30, 2025. See Note 2, Fair Value Measurements, for the fair value disclosures related to the March 2025 Convertible Notes.

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

	June 30,	December 31,
(in thousands)	2026	2025
DECD loan, net of issuance costs	$1,160	$1,277
Less: Current portion, net of issuance costs	(199)	(236)
Total long-term debt, net of issuance costs	$961	$1,041

As of June 30, 2026, the annual amounts of future minimum principal payments due under the Company’s contractual obligation are shown in the table below. Unamortized debt issuance costs for the DECD loan were $0 and $1,000 as of June 30, 2026 and December 31, 2025, respectively.

	Payments Due by Period
(in thousands)	Total	2026	2027	2028	2029	2030	Thereafter
DECD Loan	$1,160	$118	$146	$213	$217	$221	$245
Total	$1,160	$118	$146	$213	$217	$221	$245

Insurance Notes

During 2025, the Company entered into an insurance promissory note for the payment of insurance premiums at an interest rate of 8.24%, with an aggregate principal amount outstanding of approximately $201,000 and $493,000 as of June 30, 2026 and December 31, 2025, respectively. Interest paid for the promissory note was $6,000 and $6,000 for the three months ended June 30, 2026 and 2025, respectively. Interest paid for the promissory note was $14,000 and $11,000 for the six months ended June 30, 2026 and 2025, respectively. The amount outstanding in 2026 could be substantially offset by the cancellation of the related insurance coverage which is classified in prepaid insurance. This note was payable in eleven monthly installments with a maturity date of October 1, 2026 and had no financial or operational covenants.

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

The term loan is evidenced by a Subordinated Secured Promissory Note (the “Promissory Note”), which was issued in the principal amount of $1,050,000, includes an interest rate of 42%, and is scheduled to mature on August 26,

2026. The Promissory Note is expressly subordinated in right of payment to all Senior Indebtedness, as described in the Promissory Note. The Promissory Note is secured by a pledge on all assets. The collateral agent is authorized to take actions to perfect the security interests; however, the Subordinated Loan Agreement provides that a financing statement may be filed only upon an event of default. During the three and six months ended June 30, 2026, the Company has made payments of approximately $646,000 and $1,093,000, respectively. Interest paid for the Promissory Note was $194,000 and $401,000 for the three and six months ended June 30, 2026, respectively. As of June 30, 2026, the balance of the Promissory Note was $344,000, net of issuance costs, and was recorded in Other Current Liabilities on the Company’s unaudited condensed consolidated balance sheet.

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

The expense associated with these operating leases for the three months ended June 30, 2026 and 2025 is shown in the table below (in thousands).

		Three Months Ended
		June 30,
Lease Cost	Classification	2026	2025
Operating rent expense
	Cost of revenue	$35	$42
	Research and development	34	32
	Sales and marketing	13	-
	General and administrative	13	11
Variable rent expense
	Cost of revenue	14	15
	Research and development	8	8
	Sales and marketing	6	-
	General and administrative	12	15

The expense associated with these operating leases for the six months ended June 30, 2026 and 2025 is shown in the table below (in thousands).

		Six Months Ended June 30,
Lease Cost	Classification	2026	2025
Operating rent expense
	Cost of revenue	$67	$90
	Research and development	78	45
	Sales and marketing	13	2
	General and administrative	26	23
Variable rent expense
	Cost of revenue	$30	$29
	Research and development	20	10
	Sales and marketing	6	2
	General and administrative	24	24

Based on the Company’s leases as of June 30, 2026, the table below sets forth the approximate future lease payments related to operating leases with initial terms of one year or more (in thousands).

Year	Payments
2026	$154
2027	283
2028	275
2029	230
2030	236
Thereafter	161
Total Operating Lease Payments	1,339
Less: Imputed Interest	(218)
Present Value of Lease Liabilities	1,121
Less: Operating Lease Liability, current portion	(219)
Operating Lease Liability, non-current portion	$902

Weighted-average lease term and discount rate were as follows.

	Six Months Ended June 30,
	2026	2025
Cash paid for amounts included in measurement of lease liabilities:
Operating cash outflows relating to operating leases	$245	$180
Weighted-average remaining lease term (in years)	4.7	1.9
Weighted-average discount rate	7.64%	7.63%

Finance Lease

Effective June 8, 2026, the Company entered into an embedded lease agreement with Roche Diagnostics Corporation (the “Roche Agreement”) for a Roche Cobas Pure on which the Company will run its tests beginning in the third quarter of 2026, after validation testing is completed. Under the Roche Agreement, the Company has an annual minimum supply purchase of $159,000 and allows for the lease of a second machine under the same terms. The lease matures in June 2032 and has a discount rate of 8%. During the six months ended June 30, 2026 and 2025, the Company paid $5,000 and none, respectively.

Based on the Company’s leases as of June 30, 2026, the table below sets forth the approximate future lease payments related to the finance lease (in thousands).

Year	Payments
2026	$30
2027	59
2028	59
2029	59
2030	59
Thereafter	84
Total Finance Lease Payments	351
Less: Imputed Interest	(72)
Present Value of Lease Liabilities	279
Less: Finance Lease Liability, current portion	(38)
Finance Lease Liability, non-current portion	$241

Non-cancellable Royalty Obligations

The Company is a party to an amended research collaboration agreement with The Johns Hopkins University School of Medicine under which the Company licenses certain of its intellectual property directed at the discovery and validation of biomarkers in human subjects, including but not limited to clinical application of biomarkers in the understanding, diagnosis and management of human disease. Under the terms of the amended research collaboration agreement, Aspira is required to pay the greater of 4% royalties on net sales of diagnostic tests using the assigned patents or annual minimum royalties of $57,500. Royalty expense for the three months ended June 30, 2026 and 2025 totaled $65,000 and $75,000, respectively, and are recorded in cost of revenue in the unaudited condensed consolidated statements of operations. Royalty expense for the six months ended June 30, 2026 and 2025 totaled $126,000 and $146,000, respectively.

Business Agreements

On August 8, 2022, the Company entered into a sponsored research agreement with Harvard’s Dana-Farber Cancer Institute, Brigham & Women’s Hospital, and Medical University of Lodz (the “Dana-Farber, Brigham, Lodz Research Agreement”), for the generation of a multi-omic, non-invasive diagnostic aid to identify endometriosis based on circulating microRNAs and proteins. The Dana-Farber, Brigham, Lodz Research Agreement requires payments to be made upon the achievement of certain milestones. Under the terms of and as further described in the Dana-Farber, Brigham, Lodz Research Agreement, payments of approximately $1,252,000 were due from the Company to the counterparties upon successful completion of certain deliverables as follows: 68% was paid in 2022, 15% was paid in 2023, and the remaining 17% was paid in 2025. During the three and six months ended June 30, 2026 and 2025, no expense and $50,000 was recorded in the unaudited condensed consolidated financial statement of operations for the project, respectively. From the inception of the Dana-Farber, Brigham, Lodz Research Agreement through June 30, 2026, research and development expenses in the cumulative amount of $1,252,000 have been recorded.

On March 20, 2023, the Company entered into a licensing agreement (“Dana-Farber, Brigham, Lodz License Agreement”) with Harvard’s Dana-Farber Cancer Institute, Brigham & Women’s Hospital, and Medical University of Lodz under which the Company will license certain of its intellectual property to be used in the Company’s OvaSuite product portfolio. Under the Dana-Farber, Brigham, Lodz License Agreement, the Company paid an initial license fee of $75,000 and pays an annual license maintenance fee of $50,000 on each anniversary of the date of the Dana-Farber, Brigham, Lodz License Agreement. Annual license maintenance fees totaled $12,000 for each of the three months ended June 30, 2026 and 2025, and are recorded in research and development costs on the Company’s unaudited condensed consolidated statements of operations. Annual license maintenance fees totaled $25,000 for each of the six months ended June 30, 2026 and 2025.

The Dana-Farber, Brigham, Lodz License Agreement also requires non-refundable royalty payments of up to $1,350,000 based on certain regulatory approvals and commercialization milestones and further royalty payments based on the net sales of the Company’s products included under the Dana-Farber, Brigham, Lodz License Agreement. No milestones have been reached as of June 30, 2026.

On May 20, 2026, the Company entered into a Master Collaboration and License Agreement (the “CCF Agreement”) with Cleveland Clinic Foundation (“CCF”), a non-profit educational, research and health care institution. Under the CCF Agreement, the Company and CCF will collaborate on biomedical research and development projects. The Company expensed an initial fee in the amount of $50,000, which was recorded in research and development and will owe $25,000 on each of the first, second, and third anniversaries of the CCF Agreement date.

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

The Company met the first milestone for payment in the fourth quarter of 2024 and received a payment of $2,000,000. The second milestone was met during the first quarter of 2025 and the Company received a payment of $1,500,000, which is recognized in Other expense (income), net in the unaudited condensed consolidated statement of operations for the three months ended June 30, 2025.

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

6. ACCRUED LIABILITIES

The following table describes the principal components of accrued liabilities on the Company’s unaudited condensed consolidated balance sheet as of June 30, 2026 and December 31, 2025.

	June 30,	December 31,
(in thousands)	2026	2025
Payroll and benefits related expenses	$762	$194
Collaboration and research agreements expenses	214	266
Professional services	524	679
Other accrued liabilities	84	158
Total accrued liabilities	$1,584	$1,297

7. STOCKHOLDERS’ DEFICIT

2026 Private Placement Offering

On June 5, 2026, the Company entered into a securities purchase agreement with certain investors in a private placement (the “2026 Private Placement Offering”). Pursuant to the 2026 Private Placement Offering, the Company issued an aggregate of 3,133,333 shares of its common stock and accompanying warrants (the “June 2026 Warrants”) to purchase 4,230,000 shares of common stock at a price of $0.45 per share and accompanying warrant. The June 2026 Warrants have an exercise price of $0.75 per share and are exercisable until their expiration on the third anniversary of the issuance date. The gross proceeds to the Company from the 2026 Private Placement Offering were approximately $1,410,000, before deducting expenses of approximately $58,000 payable by the Company.

The 2026 Private Placement Offering included a non-dilutive clause, which indicates that if the Company consummates the next arm’s-length equity or equity-linked financing transaction following the Closing Date that results in gross cash proceeds to the Company (before deduction of placement agent fees and expenses) of at least $1,000,000 (the “Next Round”), and the Total Package Value per $1,000,000 of Purchase Price in the Next Round (the “Next Round TPV”) exceeds the Total Package Value per $1,000,000 of Purchase Price of the Purchasers’ Securities issued at the Closing (the “Purchasers TPV”) by an amount greater than the Minimum Deficit Threshold, then the Company shall effect a one-time adjustment intended to cause the Purchasers TPV (after giving effect to such adjustment) to equal the Next Round TPV (the “TPV Adjustment”). The TPV Adjustment shall be the Purchasers’ sole and exclusive remedy with respect to the Next Round. The Company evaluated the TPV Adjustment and concluded that it did not meet the criteria to be classified as equity. The Company determined the TPV Adjustment to have a de minimis fair value as of June 30, 2026. The Company will continue to evaluate the fair value of the TPV at each reporting date.

The Company evaluated the June 2026 Warrants and concluded that they met the criteria to be classified as equity within additional paid-in-capital.

The May 2026 Warrants are equity classified because they (1) are freestanding financial instruments that are legally detachable and separately exercisable from the common stock, (2) do not embody an obligation for the Company to repurchase its shares, (3) permit the holder to receive a fixed number of shares of common stock upon exercise, (4) are indexed to the Company’s common stock and (5) meet the equity classification criteria.

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

During the three and six months ended June 30, 2026, the Company sold 20,000 shares under the 2025 Lincoln Park Agreement for proceeds of $7,000. No transaction costs were incurred during the three and six months ended June 30, 2026. The value of the remaining availability under the Lincoln Park Agreement as of June 30, 2026 was $9,994,080.

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

During the year ended December 31, 2025, the Company sold 12,277,441 shares under the 2024 At the Market Offering Agreement for gross proceeds of approximately $3,484,000 before deducting expenses of approximately $147,000. During the three months ended June 30, 2026, the Company sold no shares under the 2024 At the Market Offering. The total gross proceeds to the Company over the life of the At the Market Offering Agreement is $4,388,000 and the value of the remaining availability was approximately $62,000 that could be sold to H.C. Wainwright under the 2024 At the Market Offering Agreement, subject to the terms of the 2024 At the Market Offering Agreement.

Warrants

The following table is a summary of the Company’s warrants outstanding and exercisable as of June 30, 2026 and December 31, 2025.

					Number of Warrants
				Exercise	Outstanding and Common
				Price	Stock Underlying Warrants
	Issuance Date	Expiration Date	Classification	per Share	June 30, 2026	December 31, 2025
Unmodified August 2022 Warrants	August 25, 2022	August 25, 2027	Liability	$13.20	433,321	433,321
Modified August 2022 Warrants	August 25, 2022	August 25, 2027	Liability	$4.13	55,553	55,553
January 2024 Purchase Warrants	January 26, 2024	July 26, 2029	Equity	$4.13	171,000	171,000
July 2024 Purchase Warrants	July 9, 2024	July 9, 2027	Equity	$2.25	1,248,527	1,248,527
August 2024 Purchase Warrants	August 1, 2024	August 1, 2029	Equity	$1.36	2,566,667	2,566,667
Amended March 2025 Warrants	September 19, 2025	March 5, 2031	Liability	$0.35	11,848,177	11,848,177
September 2025 Warrants	September 19, 2025	March 5, 2031	Equity	$0.75	4,912,500	4,912,500
June 2026 Warrants	June 5, 2026	June 5, 2029	Equity	$0.75	4,230,000	-
					25,465,745	21,235,745

2010 Stock Incentive Plan

The Company’s employees, directors, and consultants were eligible to receive awards under the Vermillion, Inc. Second Amended and Restated 2010 Stock Incentive Plan (the “2010 Plan”), which was replaced by the 2019 Plan (as defined below) with respect to future equity grants. As of June 30, 2026, there were no shares of the Company’s common stock available for future grants under the 2010 Plan.

During the six months ended June 30, 2026, 949 stock options of the 2010 Plan were forfeited or expired.

As of June 30, 2026, there were 12,493 outstanding options under the 2010 Plan with a weighted average exercise price of $19.92 and a weighted average remaining life of 1.92 years. There were no unvested outstanding options under the 2010 Plan.

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

Subject to the terms and conditions of the 2019 Plan, the initial number of shares authorized for grants under the 2019 Plan was 699,485. With shareholder approval, the total number of shares available to be issued as of June 30, 2026 has been increased to 9,532,818 shares. To the extent an equity award granted under the 2019 Plan expires or otherwise terminates without having been exercised or paid in full, or is settled in cash, the shares of common stock subject to such award will become available for future grant under the 2019 Plan. As of June 30, 2026, 2,632,996 shares of Aspira common stock were subject to outstanding stock options, and no shares of Aspira common stock were subject to unreleased restricted stock awards. A total of 6,257,501 shares of Aspira common stock were reserved for future issuance under the 2019 Plan.

The following table summarizes stock option activity for the 2019 Plan during the six months ended June 30, 2026.

Options outstanding at December 31, 2025(1)	3,100,787
Options granted	77,600
Options forfeited or expired	(545,391)
Options outstanding at June 30, 2026(1)	2,632,996

Vested and Exercisable options at June 30, 2026	1,552,714
(1)	Options outstanding include options vested and expected to vest

As of June 30, 2026, the weighted average exercise price of outstanding options under the 2019 Plan was $0.84 and the weighted average remaining life was 8.76 years. As of June 30, 2026, the weighted average exercise price of vested and exercisable options under the 2019 Plan was $1.20 and the weighted average remaining life was 9.2 years.

Stock-Based Compensation

During the six months ended June 30, 2026, the Company granted option awards under the 2019 Plan with a weighted average grant date fair value of $0.38 and a weighted average exercise price of $0.49.

The following table summarizes weighted average assumptions used in calculating the fair value per share for the three and six months ended June 30, 2026 and 2025.

	June 30,		June 30,
	2026	2025	2026	2025
Dividend yield	-	-	-	-
Volatility	171.9%	148.5%	171.6%	142.7%
Risk-free interest rate	4.04%	3.96%	4.02%	3.99%
Expected lives (years)	2.00	2.02	2.00	2.04
Weighted average fair value	$0.380	$0.050	$0.380	$0.100

The Company recorded $26,000 in forfeitures for the six months ended June 30, 2026.

The allocation of non-cash stock-based compensation expense by functional area for the three and six months ended June 30, 2026 and 2025 was as follows.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2026	2025	2026	2025
Cost of revenue	$2	$2	$5	$9
Research and development	11	(9)	23	1
Sales and marketing	3	(5)	14	18
General and administrative	3	27	19	90
Total	$19	$15	$61	$118

As of June 30, 2026, total unrecognized compensation cost related to unvested stock option awards was approximately $160,000, and the related weighted average period over which it is expected to be recognized was 1.43 years. There were no unrecognized compensation costs related to restricted stock units as of June 30, 2026.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Numerator:
Net loss	$(2,420)	$(2,666)	$(1,744)	$(4,519)
Denominator:
Shares used in computing the net loss per share, basic and diluted	44,249,591	35,564,032	43,875,165	28,579,132
Net loss per share, basic and diluted	$(0.05)	$(0.07)	$(0.04)	$(0.16)

The dilutive potential shares of common stock are computed using the treasury stock method or the as-if converted method, as applicable. Because the Company was in a net loss position, diluted loss per share is calculated using the weighted average number of common shares outstanding and excludes the effects of potential shares of common stock that are antidilutive.

The potential shares of common stock that have been excluded from the diluted loss per share calculation above for the three and six months ended June 30, 2026 and 2025 were as follows:

	Three and Six Months Ended June 30,
	2026	2025
Stock options	2,645,489	695,400
Restricted stock units	-	18,593
Warrants	25,465,745	16,773,245
Potential common shares	28,111,234	17,487,238

The Company considered the Convertible Notes to be participating securities, because holders of such instruments participate in the event a dividend is paid on common stock. The holders of the Convertible Notes did not have a contractual obligation to share in the Company’s losses. As such, losses were attributed entirely to common stockholders.

9. RELATED PARTY TRANSACTIONS

On December 1, 2023, the Company entered into a consulting agreement with Biodesix, Inc. (the “Biodesix Agreement”) to assist with our micro RNA (“miRNA”) product pipeline. Jack Schuler, a beneficial owner of more than 5% of the Company’s stock, is also a beneficial owner of more than 10% of the stock of Biodesix, Inc. Since the inception of the Biodesix Agreement, the Company has recorded $125,000 in costs under the Biodesix Agreement as research and development expense in our consolidated financial statement of operations. As of June 30, 2026, the Company had no current liabilities recorded on its unaudited condensed consolidated balance sheet for Biodesix.

On March 5, 2025, the Company entered into the March 2025 Private Placement Offering with the Purchasers for the issuance and sale of Convertible Notes. The Convertible Notes, including interest accrued, were converted into units consisting of one share of common stock and 2.25 warrants on March 12, 2025.

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

10. SUBSEQUENT EVENTS

On July 6, 2026, the Company entered into a Subordinated Business Loan and Security Agreement (the “Second Subordinated Loan Agreement”) with Agile Lending, LLC, as lead lender, and Agile Capital Funding, LLC, as collateral agent, pursuant to which the Lenders (as such term is defined in the Second Subordinated Loan Agreement) agreed to make a second secured term loan to the Company and certain subsidiary co-borrowers. The Second Subordinated Loan Agreement is dated as of July 1, 2026.

The Second Subordinated Loan Agreement is evidenced by a Subordinated Secured Promissory Note (the “Second Promissory Note”), which was issued in the principal amount of $1,050,000, will include interest charges of $441,000, and settled the Promissory Note, which was secured in January. The Second Promissory Note is scheduled to mature on January 26, 2027. The Second Promissory Note is expressly subordinated in right of payment to all Senior Indebtedness, as described in the Second Promissory Note. The Promissory Note is secured by a pledge on all assets. The collateral agent is authorized to take actions to perfect the security interests; however, the Second Subordinated Loan Agreement provides that a financing statement may be filed only upon an event of default.

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

Our Ova1 test received FDA de novo classification in September 2009. Ova1 comprises instruments, assays, reagents, and the OvaCalc software, which includes a proprietary algorithm that produces a risk score. Our Overa test, which includes an updated version of OvaCalc, received FDA 510(k) clearance in March 2016. Ova1, Overa and OvaWatch each use the Roche Cobas 4000, 6000 and 8000 platforms for analysis of proteins. Revenue from Ova1 and OvaWatch is included in the results of operations in total revenue for the three and six months ended June 30, 2026.

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

On May 20, 2026, we entered into a Master Collaboration and License Agreement (the “CCF Agreement”) with Cleveland Clinic Foundation (“CCF”), a non-profit educational, research and health care institution. Under the CCF Agreement, Aspira and CCF will collaborate on biomedical research and development projects. Aspira shall pay to CCF a partnering fee in the amount of $50,000 for the first year and $25,000 on each of the first, second, and third anniversaries of the CCF Agreement date.

On June 5, 2026, we entered into a securities purchase agreement with certain investors in a private placement (the “2026 Private Placement Offering”). Pursuant to the 2026 Private Placement Offering, we issued an aggregate of 3,133,333 shares of our common stock and accompanying warrants (the “June 2026 Warrants”) to purchase 4,230,000 shares of our common stock at a price of $0.45 per share and accompanying warrant. The June 2026 Warrants have an exercise price of $0.75 per share and are exercisable until their expiration on the third anniversary of the issuance date. The gross proceeds from the 2026 Private Placement Offering were approximately $1,410,000, before deducting expenses of approximately $58,000 payable.

Critical Accounting Estimates

There have been no material changes to our critical accounting estimates described in our Annual Report on Form 10-K, filed with the SEC on April 1, 2026.

Our revenue is generated by performing diagnostic services using our OvaSuite tests, and the service is completed upon the delivery of the test result to the prescribing physician. The entire transaction price is allocated to the single performance obligation contained in a contract with a patient. Under ASC Topic 606, Revenue from Contracts with Customers, all revenue is recognized upon completion of the OvaSuite test and delivery of test results to the physician based on estimates of amounts that will ultimately be realized. In determining the amount of revenue to be recognized for a delivered test result, we consider factors such as payment history and amount, payer coverage, whether there is a reimbursement contract between the payer and us, and any developments or changes that could impact reimbursement. These estimates require significant judgment by management. For OvaSuite tests, we also review our patient account population and determine an appropriate distribution of patient accounts by payer (i.e., Medicare, patient pay, other third-party payer, etc.) into portfolios with similar collection experience. When evaluated for collectability, this results in a materially consistent revenue amount for such portfolios as if each patient account were evaluated on an individual contract basis.

Results of Operations – Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025

The selected summary financial and operating data of the Company for the three months ended June 30, 2026 and 2025 were as follows.

	Three Months Ended		Increase
	June 30,		(Decrease)
(dollars in thousands)	2026	2025	Amount	%

Revenue	$2,046	$2,404	$(358)	(15)
Cost of revenue	915	870	45	5
Gross profit	1,131	1,534	(403)	(26)
Operating expenses:
Research and development	692	704	(12)	(2)
Sales and marketing	567	679	(112)	(16)
General and administrative	1,707	1,961	(254)	(13)
Total operating expenses	2,966	3,344	(378)	(11)
Loss from operations	(1,835)	(1,810)	(25)	1
Other expense, net:
Change in fair value of warrant liabilities	(485)	(624)	139	(22)
Interest expense, net	(227)	(13)	(214)	1,646
Other income (expense), net	127	(219)	346	(158)
Total other expense, net	(585)	(856)	271	(32)
Net loss	$(2,420)	$(2,666)	$246	(9)

Revenue. Revenue for Aspira Labs is recognized when the Ova1, Overa, Ova1Plus or OvaWatch test is completed based on estimates of what we expect to ultimately realize. The 15% revenue decrease is primarily due to a decrease in OvaSuite test volume compared to the prior year.

The number of OvaSuite tests performed decreased 12% to 5,059 during the three months ended June 30, 2026, compared to 5,728 tests for the same period in 2025. This decrease is a result of our reduced field sales headcount. We expect revenue to increase in the third quarter due to our focus on higher revenue generating payers.

The volume and AUP for the three months ended June 30, 2026 and 2025 were as follows.

	Three Months Ended
	June 30,
	2026	2025
Test Volume:
Ova1Plus	3,889	4,447
OvaWatch	1,170	1,281
Total OvaSuite	5,059	5,728

Average Unit Price (AUP):
Ova1Plus	$409	$425
OvaWatch	388	403
Total OvaSuite	$402	$420

Cost of Revenue. The increase in Cost of revenue was primarily due to an increase in consulting costs of $53,000, postage costs of $24,000 and software licenses of $21,000, partially offset by a decrease in lab supplies of $33,000, and royalties of $11,000. We expect the cost of revenue to increase slightly in 2026 as the number of tests performed increases.

Gross Profit Margin. Gross profit margin for revenue decreased from 63.8% to 55.3% for the three months ended June 30, 2026, compared to the same period in 2025.

Research and Development Expenses. Research and development expenses represent costs incurred to develop our technology and carry out clinical studies, and include personnel-related expenses, regulatory costs, reagents and supplies used in research and development laboratory work, infrastructure expenses, contract services and other outside costs. The decrease in research and development expenses for the three months ended June 30, 2026 when compared to the same period in 2025 was primarily due to a decrease in clinical trial costs of $58,000, partially offset by an increase in consulting costs of $32,000. We expect research and development expenses to increase modestly over the third quarter of 2026, as a result of our focus on the product pipeline.

Sales and Marketing Expenses. Our sales and marketing expenses consist primarily of personnel-related expenses, education and promotional expenses. These expenses include the costs of educating physicians and other healthcare professionals regarding our products. Sales and marketing expenses also include the costs of sponsoring continuing medical education, medical meeting participation, and dissemination of scientific and health economic publications. Sales and marketing expenses decreased for the three months ended June 30, 2026 when compared to the same period in 2025, primarily due to decreased personnel costs of $61,000, costs related to our contracted sales team of $40,000, and consulting costs of $28,000, partially offset by an increase in software costs of $13,000. We expect sales and marketing expenses to decrease slightly during the third quarter of 2026.

General and Administrative Expenses. General and administrative expenses consist primarily of personnel-related expenses, professional fees and other costs, including legal, finance and accounting expenses and other infrastructure expenses. General and administrative expenses decreased for the three months ended June 30, 2026 when compared to the same period in 2025. This decrease was primarily due to a decrease in consulting costs of $415,000, board fees of $60,000, temporary help costs of $53,000, audit and tax costs of $44,000, partially offset by public company costs of $114,000 and legal fees of $242,000. We expect general and administrative expenses to remain flat during the third quarter of 2026.

Change in fair value of Warrant Liabilities. For each of the three months ended June 30, 2026 and 2025, an increase in our stock price during the quarter resulted in a loss recognized in the Change in fair value of Warrant Liabilities.

Results of Operations – Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025

The selected summary financial and operating data of the Company for the six months ended June 30, 2026 and 2025 were as follows.

	Six Months Ended
	June 30,		Increase (Decrease)
(dollars in thousands)	2026	2025	Amount	%

Revenue	$4,013	$4,683	$(670)	(14)
Cost of revenue	1,811	1,589	222	14
Gross profit	2,202	3,094	(892)	(29)
Operating expenses:
Research and development	1,918	1,677	241	14
Sales and marketing	1,110	1,765	(655)	(37)
General and administrative	3,212	4,702	(1,490)	(32)
Total operating expenses	6,240	8,144	(1,904)	(23)
Loss from operations	(4,038)	(5,050)	1,012	(20)
Other income, net:
Change in fair value of warrant liabilities	2,625	297	2,328	784
Change in fair value of convertible notes	-	170	(170)	-
Loss upon issuance of convertible notes carried at fair value	-	(1,198)	1,198	-
Interest expense, net	(458)	(27)	(431)	1,596
Other income, net	127	1,289	(1,162)	(90)
Total other income, net	2,294	531	1,763	332
Net loss	$(1,744)	$(4,519)	$2,775	(61)

Revenue. Revenue for Aspira Labs is recognized when the Ova1, Overa, Ova1Plus or OvaWatch test is completed based on estimates of what we expect to ultimately realize. The 14% revenue decrease is due to a decrease in OvaSuite test volume compared to the prior year.

The number of OvaSuite tests performed decreased 13% to 9,955 during the six months ended June 30, 2026, compared to 11,407 tests for the same period in 2025. This decrease is a result of our reduced field sales headcount.

The volume and AUP for the six months ended June 30, 2026 and 2025 were as follows.

	Six Months Ended
	June 30,
	2026	2025
Test Volume:
Ova1Plus	7,659	8,809
OvaWatch	2,296	2,598
Total OvaSuite	9,955	11,407

Average Unit Price (AUP):
Ova1Plus	$410	$415
OvaWatch	380	397
Total OvaSuite	$403	$411

Cost of Revenue. The increase in Cost of revenue was primarily due to a one-time increase in phlebotomy expenses of $286,000 and increases in software license costs of $47,000 and personnel costs of $40,000, partially offset by a decrease in consulting costs of $50,000, and lab supplies of $50,000.

Gross Profit Margin. Gross profit margin for revenue decreased from 66.1% to 54.9% for the six months ended June 30, 2026, compared to the same period in 2025.

Research and Development Expenses. The increase in research and development expenses for the six months ended June 30, 2026 when compared to the same period in 2025 was primarily due to an increase in clinical trial costs of $237,000 and personnel costs of $59,000, partially offset by a decrease in lab supplies of $36,000.

Sales and Marketing Expenses. Sales and marketing expenses decreased for the six months ended June 30, 2026 when compared to the same period in 2025, primarily due to decreased personnel costs of $493,000, costs related to our contracted sales team of $89,000, and consulting costs of $69,000.

General and Administrative Expenses. General and administrative expenses decreased for the six months ended June 30, 2026 when compared to the same period in 2025. This decrease was primarily due to a decrease in consulting costs of $448,000, audit and tax costs of $301,000, personnel costs of $268,000, board fees of $149,000, temporary help costs of $90,000, public company costs of $81,000, business insurance costs of $50,000 and legal fees of $25,000,.

Change in fair value of Warrant Liabilities. For each of the six months ended June 30, 2026 and 2025, a decline in our stock price during the quarter resulted in a gain recognized in the Change in fair value of Warrant Liabilities.

Liquidity and Capital Resources

We plan to continue to expend resources selling and marketing our ovarian cancer and endometriosis offering and developing our pipeline and service capabilities.

We have incurred significant net losses and negative cash flows from operations since inception, and as a result have an accumulated deficit of approximately $545,921,000 as of June 30, 2026. We also expect to incur a net loss and negative cash flows from operations for the remainder of 2026. Working capital levels may not be sufficient to fund operations as currently planned through the next twelve months, absent a significant increase in revenue over historic revenue or additional financing. Given the above conditions, there is substantial doubt about our ability to continue as a going concern within one year after the date these consolidated interim financial statements are issued.

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

Under the terms of the DECD Loan Agreement, we were eligible for forgiveness of $1,500,000 of the principal amount of the loan after achieving certain job creation and retention milestones. If we fail to maintain our Connecticut operations through March 22, 2026, the DECD may require early repayment of a portion or all of the loan plus a penalty of 5% of the total funded loan. For additional information, see Note 5 to our unaudited condensed consolidated financial statements Commitments, Contingencies and Debt. If we choose to repay the loan early, it may be done at any time without premium or penalty. As of June 30, 2026, the remaining balance outstanding under the DECD Loan Agreement is $1,160,000.

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

As of June 30, 2026, we have sold 20,000 shares under the Lincoln Park Agreement and the value of the remaining availability under the Lincoln Park Agreement as of June 30, 2026 was $9,994,080.

On January 30, 2026, we entered into a Subordinated Business Loan and Security Agreement (the “Subordinated Loan Agreement”) with Agile Lending, LLC, as lead lender, and Agile Capital Funding, LLC, as collateral agent, pursuant to which the Lenders (as such term is defined in the Subordinated Loan Agreement) agreed to make a secured term loan to the Company and certain subsidiary co-borrowers.

The term loan is evidenced by a Subordinated Secured Promissory Note (the “Promissory Note”), which was issued in the principal amount of $1,050,000, includes an interest rate of 42%, and is scheduled to mature on August 26, 2026. The Promissory Note is expressly subordinated in right of payment to all Senior Indebtedness, as described in the Promissory Note. The Promissory Note is secured by a pledge on all assets. The collateral agent is authorized to take actions to perfect the security interests; however, the Subordinated Loan Agreement provides that a financing statement may be filed only upon an event of default. As of June 30, 2026, the remaining balance outstanding under the Promissory Note was $344,000.

On July 6, 2026, we entered into a second Subordinated Business Loan and security Agreement (the “Second Subordinated Loan Agreement”) with the same parties, which is evidenced by a Subordinated Secured Promissory Note (the “Second Promissory Note”) in the form attached to the Subordinated Loan Agreement. The Second Subordinated Loan Agreement was effective July 1, 2026. The Note was issued in the principal amount of $1,050,000, includes an interest rate of 42%, and settled the Promissory Note, which was secured in January. The Second Promissory Note is scheduled to mature on January 26, 2027. The Second Promissory Note is expressly subordinated in right of payment to all Senior Indebtedness, as described in the Second Promissory Note. The Promissory Note is secured by a pledge on all assets. The collateral agent is authorized to take actions to perfect the security interests; however, the Subordinated Loan Agreement provides that a financing statement may be filed only upon an event of default.

On June 5, 2026, we entered into a securities purchase agreement with certain investors in a private placement (the “2026 Private Placement Offering”). Pursuant to the 2026 Private Placement Offering, we issued an aggregate of 3,133,333 shares of our common stock and accompanying warrants (the “June 2026 Warrants”) to purchase 4,230,000 shares of common stock at a price of $0.45 per share and accompanying warrant. The June 2026 Warrants have an exercise price of $0.75 per share and are exercisable until their expiration on the third anniversary of the issuance date. The gross proceeds from the 2026 Private Placement Offering were approximately $1,410,000, before deducting issuance costs of approximately $58,000.

As mentioned, we have incurred significant net losses and negative cash flows from operations since inception, and we expect to continue to incur a net loss and negative cash flows from operations in 2026. At June 30, 2026 we had an accumulated deficit of $545,921,000 and stockholders’ deficit of $7,256,000. As of June 30, 2026, we had $477,000 in cash and cash equivalents, $5,338,000 in current liabilities, and a working capital deficit of $2,542,000. There can be no assurance that we will achieve or sustain profitability or positive cash flow from operations. While we expect to grow revenue through Aspira Labs, there is no assurance of our ability to generate substantial revenues and cash flows from Aspira Labs’ operations. We expect revenue from our products to be our only material, recurring source of cash for the remainder of 2026.

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

Net cash used in operating activities was $2,370,000 for the six months ended June 30, 2026, resulting primarily from changes in the fair value of warrant liabilities of $2,625,000, net loss of $1,744,000 and changes in accounts receivable of $278,000, offset by changes in accounts payable of $1,516,000, changes in accrued liabilities of $287,000 and changes in prepaid assets of $242,000.

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

Net cash used in investing activities was $150,000 and none for the six months ended June 30, 2026 and 2025, respectively.

Net cash provided by financing activities was $1,241,000 for the six months ended June 30, 2026, stemming primarily from $1,352,000 in proceeds from the 2026 Private Placement Offering, net of issuance costs, partially offset by principal payments on the DECD loan.

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

Management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2026. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2026, our disclosure controls and procedures were effective.

Changes in Internal Controls Oeever Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the ordinary course of business, we may periodically become subject to legal proceedings and claims arising in connection with ongoing business activities. The results of litigation and claims cannot be predicted with certainty, and unfavorable resolutions are possible and could materially and adversely affect our results of operations, cash flows and financial position. In addition, regardless of the outcome, litigation could have an adverse impact on us because of defense costs, diversion of management resources and other factors. While the outcome of these proceedings and claims cannot be predicted with certainty, there are no matters, as of June 30, 2026, that, in the opinion of management, will have a material adverse effect on our financial position, results of operations or cash flows.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION

During the fiscal quarter ended June 30, 2026, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction, or written plan for the purchase or sale of Company securities that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act, or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(a) of Regulation S-K).

ITEM 6. EXHIBITS

The following exhibits are filed or incorporated by reference with this report as indicated below:

		Incorporated by Reference
Exhibit					Filing	Filed
Number	Exhibit Description	Form	File No.	Exhibit	Date	Herewith
4.1	Form of June 2026 Warrant	8-K	001-34810	4.1	June 9, 2026
10.1	Employment Agreement between Aspira Women’s Health Inc. and John Strahley, effective as of April 27, 2026					√
10.2	Master Collaboration and License Agreement, dated as of May 20, 2026	8-K	001-34810	10.1	May 26, 2026
10.3	Form of Securities Purchase Agreement, dated as of June 5, 2026	8-K	001-34810	10.1	June 9, 2026
10.4	Subordinated Business Loan and Security Agreement, dated as of July 1, 2026	8-K	001-34810	10.1	July 15, 2026
10.5	Form of Subordinated Secured Promissory Notw (included as Exhibit D to the Subordinated Business Loan and Security Agreement filed as Exhibit 10.1 hereto)	8-K	001-34810	10.2	July 15, 2026
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					√
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					√
32.1**	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					√√
101.INS	Inline XBRL Instance Document - (the instant document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).					√
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents					√
104	Cover page formatted as Inline XBRL and contained in Exhibit 101					√

√ Filed herewith

√√ Furnished herewith

*	Management contract or compensation plan or arrangement.
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

Aspira Women’s Health Inc.

Date: August 14, 2026	/s/ John Fraser
John Fraser
Interim Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2026	/s/ John Strahley
John Strahley
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)